Form 10-K
period 1993-12-26
COORS ADOLPH CO
filed 1994-03-28
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 26, 1993

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to

Commission file number 0-8251

                              ADOLPH COORS COMPANY
              (Exact name of registrant as specified in its charter)

           Colorado                                    84-0178360
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

         Golden, Colorado                                      80401
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (303) 279-6565

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
            None                               None

Securities registered pursuant to Section 12(g) of the Act:

                 Class B Common Stock (non-voting), no par value

                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 1994:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,994,811 shares

                                     PART I

ITEM 1.   Business

(a)     General Development of Business

Founded in 1873, Adolph Coors Company ("ACC" or the "Company") through its principal operating subsidiary, Coors Brewing Company ("CBC" or the "company"), produces and markets beer and other malt-based beverages. The Company's business was conducted as a partnership or sole proprietorship until 1913, when it incorporated under the laws of the State of Colorado. During the 1980's, the Company developed a number of technology-based businesses. At the end of 1992, ACC spun off its aluminum, packaging, ceramics and other technology businesses in a tax-free distribution to shareholders. The spin-off was accomplished through a dividend of the shares of common stock in a new public company, ACX Technologies, Inc. ("ACX Technologies" or "ACXT"). ACXT owns Graphic Packaging Corporation, Golden Aluminum Company, Coors Porcelain Company (dba Coors Ceramics Company) and a number of developmental businesses which were formerly owned by ACC.

CBC remains as the single direct subsidiary of ACC. CBC owns Coors Distributing Company, and a number of smaller subsidiaries, including Ford Street Management Company; Wannamaker Ditch Company; Rocky Mountain Water Company; CBC International, Inc.; Coors Energy Company; and Coors
Transportation Company. In 1992, substantially all of the assets of Coors Energy Company and Coors Transportation Company were sold.

(b)     Financial Information About Industry Segments

The Company has continuing operations in a single industry segment, the production and marketing of beer and other malt-based beverages.

(c)     Narrative Description of Business

Coors Brewing Company - General

CBC is engaged in the production and marketing of high quality malt-based beverage products. CBC has a number of distinctive brands that satisfy developing consumer demands and trends. The company's malt-based beverage products include a number of premium, specialty and import beers, a premium Clearmalt beverage, popular-priced and value-added beers and non-alcoholic brews. Sales of malt beverage products totaled 19.8 million barrels in 1993, a 1.3% increase compared to 19.6 million barrels in 1992.

Due to the seasonality of the beer industry, CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December.

In 1993, company management focused on the need to balance volume gains with improved returns to shareholders and a number of steps were taken toward that end. Highlights for 1993 include the following: additions of new senior management personnel; profitability improvement initiatives; initial restructuring of field sales operations to drive decision-making and accountability closer to the retail level; the announcement and/or introduction of seven new products; and the announcement of an agreement in principle to purchase a 500,000 barrel brewery in Spain. The company also revised its executive compensation plan to strengthen the link between incentive compensation and improved returns, beginning in 1994.

The profitability improvement initiatives included a reduction in general and administrative expense accomplished by means of voluntary retirement and severance packages and other initiatives. The company recorded a restructuring charge of $109.5 million in the fourth quarter of 1993, resulting in a net loss for the year. The restructuring charge includes $70.2 million for voluntary separation incentives and $39.3 million for workplace redesign, asset write-downs and other expenses related to the profit improvement initiatives. In addition, other special charges unrelated to the profit improvement initiatives totalled $13 million, primarily for the write-down of certain distributor assets and a provision for environmental enhancements. A total of 679 employees elected to accept one of the voluntary packages.

Marketing and Operations

Product portfolio: There are 17 products in the CBC brand portfolio. The company produces and markets 11 products in the premium/super-premium malt beverage category, including Original Coors, Coors Light, Coors Extra Gold, Coors Dry, Coors Artic Ice, non-alcoholic Coors Cutter, Zima Clearmalt, Killian's Irish Red Lager, Winterfest, Eisbock and Castlemaine XXXX. CBC also distributed a non-alcoholic beverage called Moussy under license with Sibra Holding S.A., of Switzerland. CBC offers three products in the popular-priced category: Keystone, Keystone Light and Keystone Dry. In 1993, the company introduced two value-added beers, Shulers and Shulers Light.

Original Coors, Coors Light, Coors Extra Gold, Coors Dry, Coors Cutter and the Keystone brands are marketed nationwide. Distribution of Zima is being expanded nationwide in 1994. With the exception of Coors Artic Ice, Schulers and Schulers Light, which are in limited introductory markets, other Coors malt beverage products are sold in most states.

Brand performance: Coors Light is the biggest selling brand in CBC's product portfolio, accounting for approximately two-thirds of the company's total sales. Other brands with improved volume in 1993 were Killian's Irish Red and Zima.

Zima is a clear, lightly carbonated alcohol beverage that offers consumers an innovative alternative to their traditional alcohol beverage choices. Based on positive consumer response, Zima, introduced into 3 test markets in the fall of 1992, was expanded into an additional 30% of the U.S. in April and October of 1993. In December, CBC announced its plans to expand distribution of Zima nationally in the first quarter of 1994.

The volume decline of the Original Coors brand moderated in 1993 as this brand maintained sales to its core group of loyal customers. The company also gained incremental volume in 1993 from the test marketing of two new, value-added beers, Shulers and Shulers Light, as well as the U.S. introduction of Castlemaine XXXX, as part of a joint venture with Lion Nathan International of New Zealand.

New products/opportunities: CBC has announced plans for the national expansion of Zima during the first quarter of 1994. The company has also introduced to nine test markets the first domestically brewed ice beer using proprietary ice brewing technology licensed from Labatt Breweries of Canada. Unlike other domestic brewers of ice beer, Coors utilizes a patented ice machine from the Netherlands that takes beer to its freezing point by regulating the temperature to about minus four degrees celsius. Named Coors Artic Ice, this new product is the only U.S.-brewed ice beer to be brewed cold, shipped cold and sold cold. In order to tap into the fast-growing popularity of special-occasion brews, UniBev Limited, an arm of CBC that focuses on the import and specialty beer market, will introduce three new seasonal beers to complement the well-established Coors Winterfest brand. Each of these beers -- Eisbock a springtime bock, a summertime wheat beer and a fall Oktoberfest beer -- will be brewed in limited quantities for their respective seasons.

Domestic sales: The company's highest volume sales are in the states of California, Texas, Pennsylvania and a number of eastern states. CBC utilizes a field sales force made up of regional directors, division managers and area sales managers to ensure maximum customer contact and satisfaction. Field staff operated out of four regional offices that offered training, marketing and merchandising support and customer service. In May of 1993, in an effort to increase its share of the growing import and specialty beer market, CBC announced the formation of UniBev Limited, a new arm of the company's International Import Division. UniBev will provide CBC with a separate umbrella organization to market specialty, import and licensed beer brands in the U.S. In early 1994, CBC took the first step in a field restructuring designed to move accountability and decision making closer to the retail level. The company has established two test field business units (FBUs) with accountability for market and bottom line performance in their respective regions (Texas and California/Hawaii). The company intends to establish more FBUs over time.

International marketing/partnerships: With domestic beer sales virtually flat, international markets offer considerable potential to CBC. CBC exports Coors products to 14 markets outside of the United States, including American Samoa, the Bahamas, Bahrain, Bermuda, Cayman Islands, France, Greece, Guam, Ireland, Italy, Panama, Puerto Rico and the U.S. and British Virgin Islands. In addition, CBC exports its products to approximately 250 U.S. military bases worldwide.

CBC also has existing licensing agreements with a number of international brewers. CBC has licensed Molson Breweries of Canada Limited to brew and distribute Original Coors and Coors Light in Canada and Asahi Breweries Ltd. to brew and distribute Original Coors in Japan. In early 1994, the company announced that it had licensed proprietary ice brewing technology from Labatt Breweries of Canada.

In September 1992, a joint venture between CBC and Scottish & Newcastle Breweries of Scotland began to brew and distribute Coors Extra Gold in the United Kingdom. Coors Extra Gold was introduced in Scotland and northwest England in August 1992, and in 1993 the company expanded distribution into the rest of the United Kingdom. In June of 1993, CBC announced the launch of Coors Extra Gold into Ireland; the brand is brewed by Scottish & Newcastle in the U.K. and distributed under license by Murphy Brewery Ireland Ltd., Dublin. In September, CBC announced that it would produce and market Castlemaine XXXX (an Australian lager) in the U.S. through a joint venture with Lion Nathan International of New Zealand. CBC also owns the exclusive North American distribution rights for a non-alcoholic beverage called Moussy from Sibra Holding S.A., of Switzerland.

Beginning in 1991, CBC took a significant equity position in a foreign brewing facility through a joint venture with Jinro Limited of the Republic of Korea. Jinro-Coors Brewing Company is one-third owned by CBC and two-thirds owned by Jinro Limited. In the second quarter of 1994, Jinro-Coors will complete construction of a 1.8 million barrel brewery in South Korea. The new brewery will produce several new local beers and a Coors brand for Korea's fast-growing beer market.

Late in 1993, CBC signed an agreement in principle with El Aguila S.A., based in Madrid, Spain, for the purchase of a 500,000-barrel brewery in Zaragoza, Spain. This is discussed in greater detail below.

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado, a packaging and brewing facility in Memphis, Tennessee, and a third facility that currently operates as a packaging plant and distribution facility near Elkton, Virginia (referred to as the Shenandoah facility). Together, the three facilities provide sufficient brewing and packaging capacity to meet consumer demand for Coors products into the foreseeable future.

The Golden, Colorado, brewery is the source for all brands with the Coors name, except for Coors Cutter, the company's non-alcoholic beverage. The majority of the company's beer is packaged in Golden. The remainder is shipped in bulk from the Colorado brewery to the Shenandoah and Memphis facilities for blending, finishing and packaging. The Memphis facility, which was purchased from The Stroh Brewery Company in 1990, is currently packaging all Coors products for export outside of the United States and producing Zima Clearmalt, Castlemaine XXXX and Coors Cutter. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis may require incremental upgrades in plant and equipment.

In November, CBC announced that it had signed an agreement in principle with El Aguila S.A., based in Madrid, Spain, for the purchase of a 500,000-barrel brewery in Zaragoza, Spain. The purchase is expected to be finalized in the first half of 1994; no purchase price has been disclosed. Under terms of the agreement, Coors Extra Gold will be brewed in Zaragoza for distribution in Spain. Sales and distribution will be handled in Spain by El Aguila. This arrangement would provide significant cost and other advantages over exporting beer from U.S. facilities. Fifty-one percent of El Aquila S.A. is owned by Amsterdam-based Heineken, N.V., the world's second-largest brewer. The sale is expected to close early in the company's second fiscal quarter.

Other company operations: Significant portions of CBC's aluminum can, glass bottle and malt requirements are produced in its own facilities. The CBC can manufacturing facility produces approximately 3.6 billion aluminum cans per year; the bottle manufacturing plant produces approximately 780 million bottles per year. Bottles manufactured by the company are made with an average total recycled content of 35%. To assist in its goal of manufacturing bottles with 50% recycled content, in 1992 CBC announced its intent to build a glass recycling facility in Wheat Ridge, Colorado. Construction of the facility will be completed mid-year in 1994 and should double the amount of glass the company can recycle annually.

CBC also has its own waste treatment facilities, which process waste from the company's manufacturing operations as well as municipal waste from the nearby City of Golden. The company also owns and operates its own power plant.

The company continues to explore opportunities to improve asset utilization, including the divestiture of non-core assets and continuing improvement in capacity utilization through innovative joint ventures and alliances.

Brewing Company subsidiaries: Coors Distributing Company (CDC) is CBC's largest subsidiary. CDC owns and operates distributorships in four markets across the United States. As part of CBC's corporate restructuring, CDC recently sold three of its company-owned distributorships. Together, CDC operations in 1993 accounted for approximately 5% of the company's total beer sales.

In late 1992, Coors Energy Company (CEC) became a subsidiary of CBC. During 1992, CEC sold substantially all of its oil and gas exploration and production assets. CEC retained a transmission pipeline to bring natural gas to various company facilities in Colorado and, through a subsidiary, continues to operate a gas transmission pipeline to provide for the natural gas needs of CBC's Shenandoah facility. CEC also operates an ash disposal site for the company's use in Colorado.

Also in 1992, Coors Transportation Company (CTC) sold substantially all of its assets and operations.

Other subsidiary operations of CBC include Ford Street Management Company (a distributor development company); Wannamaker Ditch Company and Rocky Mountain Water Company, (which carry processed water from Clear Creek to various Coors reservoirs).

Raw Materials

CBC uses all-natural ingredients in the production of its malt beverages. In addition, the company has one of the longest beer brewing cycles in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials.

Barley, rice, starch, hops: CBC uses a proprietary strain of barley developed by the company's agronomists in all its malt beverage products. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area farmers. As part of the 1993 restructuring, CBC consolidated some of its barley operations to achieve improved efficiencies.

Rice and refined cereal starch, which are considered to be interchangeable in CBC's brewing process, are purchased from several suppliers. Both foreign and domestic hops are purchased from various suppliers. The 1993 restructuring plan included reductions in commodities inventories.

Water: CBC utilizes naturally filtered water from underground aquifers to brew malt beverages at its Golden, Colorado, facility. Water from private deep wells is used for final blending and packaging operations for malt beverages packaged at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from the company's sources in Golden, Memphis and Shenandoah is soft, with the required balance of minerals and dissolved solids to brew quality pilsner beers. CBC continually monitors the quality of all the water used in its brewing and packaging processes for compliance with the company's own stringent quality standards as well as federal and state water standards. CBC owns water rights believed to be adequate to meet all of the company's present requirements for both brewing and industrial uses; however, it continues to acquire water rights and add water reservoir capacity to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1993, approximately 56% of Coors malt beverage products were packaged in aluminum cans, which were primarily supplied by CBC's aluminum can manufacturing plant. Additional aluminum cans for Coors malt beverage products packaged at the Memphis plant were purchased from an outside supplier.

Glass bottles were used to package approximately 27% of Coors malt beverage products in 1993. A significant portion of all bottle requirements was produced in CBC's bottle manufacturing plant; CBC has two other qualified suppliers under contract to supply glass bottles. The remainder of the malt beverages sold during 1993 were packaged in quarter- and half-barrel stainless steel kegs and two different sizes of a plastic sphere called "The Party Ball," an innovative package introduced by CBC in 1988.

In 1993, most of the secondary packaging for Coors products, including bottle labels and paperboard products, were supplied by Graphic Packaging Corporation, an ACX Technologies subsidiary. A second supplier provided corrugated boxes. Supply contracts with ACX Technologies companies: In preparing for the spin-off of ACX Technologies, CBC negotiated market-based, long-term supply contracts with ACXT subsidiaries to ensure an uninterrupted supply of raw materials and packaging materials including aluminum.

CBC believes it has sufficient access to raw materials and packaging materials to meet its production requirements in the foreseeable future.

Transportation/Distribution

The number and geographical location of CBC's brewing operations require its malt beverage products to be shipped farther than competitors' products. Major competitors have multiple breweries and therefore incur lower transportation costs than CBC incurs to deliver its products to their respective distributors. By packaging some of its products in Memphis and Shenandoah, CBC is able to achieve more efficient product distribution and a reduction of freight costs for certain markets.

Transportation: During 1993, 28% of total Coors products sold were shipped in CBC's insulated rail tank cars from Golden to be packaged at the Shenandoah and Memphis plants. CBC's Golden facilities are served by Burlington Northern, Inc., which transports approximately 76% of Coors malt beverage products packaged at the Golden facility the 14 miles from Golden to Denver. From there, they are shipped by various railroad lines to distributors throughout the country. CBC is able to maintain the high rail volume through the use of 24 satellite redistribution centers strategically located throughout the country. These centers, operated by public warehouse companies and CBC, transfer Coors malt beverage products from railcars for shipment to distributors. In 1993, approximately 86% of total railcar volume from Golden moved through this channel.

The railcars assigned to CBC by the shipping railroads are specially built and insulated to maintain temperature control en route. A national rail strike of any duration could therefore substantially impair CBC's ability to transport Coors products to its markets and cause a shortage of Coors malt beverage products to a greater degree than would be experienced by competitors with multiple breweries. This situation would be intensified by low inventories maintained at distributors to assure the freshness of Coors malt beverage products. Although an extended shutdown of the Burlington Northern, Inc. rail spur at Golden could adversely affect CBC's business, CBC believes that such an interruption of service is unlikely. In addition, the satellite redistribution system reduces the potential impact of interrupted rail service.

The remaining 24% of CBC volume packaged in Golden is shipped by truck and intermodal (piggyback) directly to distributors. Transportation vehicles are refrigerated or insulated to keep Coors malt beverage products at proper temperatures until they are delivered to distributor locations.

Distribution: Delivery to retail markets in the United States is accomplished through a national network of 600 independent distributors and 4 distributors owned and operated by CBC's subsidiary, CDC. Some distributors have multiple branches. The total number of distributor locations, including branch operations, is 668. No single distributor accounted for more than 5% of 1993 barrel sales.

In order to ensure the highest product quality, CBC has one of the industry's most extensive distributor monitoring programs. This program is designed to ensure that guidelines for proper refrigeration and rotation of Coors malt beverage products at both the wholesale and retail levels are followed. Distributors are responsible for maintaining proper rotation of the products at retail accounts and are required to replace Coors malt beverage products at their own expense if sales to consumers have not occurred within the prescribed time period.

Competition

The beer industry in the United States is highly competitive. Coors malt beverage products compete with numerous super-premium, premium, low-calorie, popular-priced, value-added, non-alcoholic and imported brands produced by national, regional, local and international brewers. CBC is the nation's third largest brewer and, according to Beer Marketer's Insights (BMI) estimates, CBC accounted for approximately 10% of the total 1993 U.S. brewing industry shipments of malt beverages.

CBC's major competitors include Anheuser-Busch Companies, Inc. (through its subsidiary Anheuser-Busch, Inc.), Philip Morris, Inc. (through its subsidiary Miller Brewing Company), The Stroh Brewery Company, G. Heileman Brewing, and S & P Company.

Because approximately 85% of CBC's volume comes from premium, higher-margin products, CBC competes most directly with Anheuser-Busch (approximately 44% market share) and Miller (approximately 22% share), the dominant players in the industry. In 1993, price promotions and price discounting continued to erode net price realizations for brewers; industry trade publications estimate that well over 40% of premium products were sold on discount industry wide. It is anticipated that competitive price/discount activity will continue for all brewers in 1994, especially in California and select markets in the Pacific Northwest.

For the past few years, price realizations for brewers have increased well below inflation levels. CBC has responded to pricing pressures in two ways. On the cost side, CBC has implemented aggressive cost-management initiatives and close scrutiny of company functions and programs to ensure strategic alignment with company objectives and optimum asset utilization. On the revenue side, CBC continues to seek and exploit opportunities to maintain a strong premium position in the marketplace.

CBC is well-positioned in the malt beverage industry, with strong, quality brands in the fastest-growing categories. The company, however, does face significant competitive disadvantages related to economies of scale. In addition to lower transportation costs achieved by major competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. This level of advertising expenditures is necessary for CBC to hold and increase its share of the U.S. beer market.

Capital Expansion

CBC has sufficient brewing and packaging capacity to fulfill projected volume requirements in the foreseeable future. In 1993, the company spent approximately $120 million to upgrade the Memphis facility to support the Zima expansion, to perform routine maintenance in all plants and to make incremental capital upgrades to all production facilities. The company expects its capital expenditures for 1994 to be approximately $193 million. Capital spending in 1994 will be primarily focused on new facilities, repair and upkeep and return on investment projects.

Research and Development

CBC is continually engaged in research and development programs and has developed various improvements in raw materials, processes and packaging systems and in the development of innovative, quality products. Approximately $13 million was spent on research and development in 1993. Although CBC owns a number of patents, it does not consider its business to be dependent upon any one or related group of such patents.

CBC's research and development expenditures are primarily devoted to new product and package development, its brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies and environmental improvements in the company's processes and packaging materials. The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing and packaging techniques, equipment design and improved varieties of raw materials. CBC's research and development dollars are strategically applied to short-term, and long-term opportunities.

Regulations

Federal, state and local laws and regulations govern the operations of breweries; the federal government and all states in which Coors malt beverage products are distributed regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.


CBC anticipates a number of regulatory issues in 1994 that could impact business operations, including potential increases in state and federal excise taxes, restrictions on the advertising and sale of alcohol beverages, new packaging regulations and others.

Federal excise taxes on malt beverages are presently $18.00 per barrel. State excise taxes are also levied at rates that ranged in 1993 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming. In 1993, Coors paid $364.8 million in federal and state excise taxes. For 1994, the Clinton Administration has indicated a desire to exempt brewers from an increase in federal excise taxes; however, an increase in federal excise taxes is still subject to Congressional debate. A substantial increase in federal excise taxes would have a negative impact on the entire industry and could have a material effect on company sales, profitability, and cash flow. CBC is vigorously opposed to any additional increases in federal and/or state excise taxes and will work diligently to ensure that its view is adequately represented in the ongoing debate.

Environment

See Management's Discussion and Analysis.

Energy

CBC uses both coal and natural gas as primary sources of energy. Coal is used as the primary fuel in CBC's steam generation system and is supplied from outside sources. Natural gas was supplied by public utilities and various natural gas purchase contracts during the year. The company also has fuel oil and propane available as alternate sources of energy. CBC does not anticipate future supply problems for these natural resources.

Employees

The Company has approximately 6,200 full-time employees. Approximately 1,685 employees are salaried. In 1993, 679 employees left the company under a voluntary separation program.

Foreign Operations

The company's foreign operations and export sales are not a material part of its business. However, the company is committed to expanding its foreign operations through equity participation arrangements, licensing agreements and export sales.

ITEM 2.  Properties

The company's major facilities are set out below:

     Facility                   Location                     Product
Brewery/Packaging         Golden, Colorado           Malt Beverages/Packaged
                                                      Malt Beverages
Packaging                 Elkton, Virginia           Packaged Malt Beverages
Brewery/Packaging         Memphis, Tennessee         Malt Beverages/Packaged
                                                      Malt Beverages
Can and End Plants        Golden, Colorado           Aluminum Cans and Ends
Bottle Plant              Wheat Ridge, Colorado      Glass Bottles
Distribution Warehouse    Anaheim, California        Wholesale Beer Distribution
Distribution Warehouse    Boise, Idaho               Wholesale Beer Distribution
Distribution Warehouse    Denver, Colorado           Wholesale Beer Distribution
Distribution Warehouse    Norman, Oklahoma           Wholesale Beer Distribution
Distribution Warehouse    Oklahoma City, Oklahoma    Wholesale Beer Distribution


/TABLE

The original brewery site at Golden, which is approximately 2,400 acres, contains brewing, packaging and can manufacturing facilities, as well as gravel deposits and water-storage facilities. All of the Company's facilities are well maintained and suitable for their respective operations.

In 1993, CBC estimates the brewing facilities operated at approximately 84% of the 1994 brewing capacity and the packaging facilities operated at approximately 75% of the 1994 packaging capacity. Annual production capacity can vary due to product mix, packaging mix and seasonality.

The company owns 2,600 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 131 acres in Shelby County, Tennessee, where the Memphis plant is located.

CEC continues to own a transmission pipeline to bring natural gas from certain wells for use at various company facilities in Colorado, and through a subsidiary, will continue to operate a gas transmission pipeline to provide for the natural gas needs of the Shenandoah facility.

ITEM 3.  Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACXT) were sued by TransRim Enterprises (USA) Ltd. in Federal District Court for the District of Colorado. ACC, CBC and their former affiliates are parties to a joint defense agreement concerning defense of the case and allocation of liability, if any. TransRim alleges that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which have been removed from the case on defendants' summary judgment motion. TransRim seeks damages for unjust enrichment from alleged savings to CBC in purchases of paper board from other suppliers. The matter is scheduled for trial beginning in late April 1994. Management believes that ACC and CBC have meritorious defenses and that the ultimate outcome will not have a material impact on the Company's financial position or results of operations.

In 1992, CBC appealed to the U.S. Circuit Court of appeals for the First Circuit seeking a review of a ruling of the U.S. District Court for the State of New Hampshire. The District Court had upheld a 1991 U.S. Bankruptcy Court Order awarding damages of $10 million, plus interest and attorneys' fees, to a former beer distributor. In the fourth quarter of 1993, CBC entered into a settlement of this matter and a related case. The settlement was within the amount of reserves previously established for the matter.

See the Environment section of the Management's Discussion and Analysis for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

The Company is party to numerous other legal proceedings arising from its business operations. No single such proceeding, and no group of such similar matters, is expected to result in liability that would be material to the Company's consolidated financial position, however, the cost of a proceeding may be material to the results of operations in any given period.


ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 26, 1993.

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

Adolph Coors Company Class B common stock is traded on the over-the-counter market and is included in the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System (NMS) listings, under the symbol "ACCOB." Daily stock prices are listed in major newspapers, generally alphabetically under "CoorsB."

The approximate number of record security holders by class of stock at March 18, 1994, is listed below:

     Title of Class                       Number of Record Holders
Preferred Stock, non-voting            None issued

Class A Common Stock, voting,          All shares of this class are
$1.00 par value                        held by the Adolph Coors, Jr. Trust

Class B Common Stock, non-voting,
no par value                           5,751
/TABLE

The range of the high and low quotations and the dividends paid per share for each quarter of the past two years are shown below:

                                                        1993
                                         ---------------------------------------
                                          Market Price
                                         ----------------
                                          High        Low        Dividends
                                         ------      -----       ---------
First Quarter                            17 1/8      15 1/2       $ 0.125
Second Quarter                           18 5/8      16           $ 0.125
Third Quarter                            21 3/4      17 7/8       $ 0.125
Fourth Quarter                           23 1/8      15           $ 0.125

                                                        1992
                                         ---------------------------------------
                                          Market Price
                                         ----------------
                                          High        Low        Dividends
                                         ------      -----       ---------
First Quarter                            22 1/4      17 7/8       $ 0.125
Second Quarter                           20 5/8      17           $ 0.125
Third Quarter                            20 5/8      18           $ 0.125
Fourth Quarter                           22 7/8      15 1/2       $ 0.125
/TABLE

ITEM 6.  Selected Financial Data

Following is selected financial data for ACC for the six years ended December 26, 1993:

(In thousands, except per share data)          1993        1992          1991          1990         1989          1988
- ------------------------------------------------------------------------------------------------------------------------
Barrels of Beer Sold                         19,828        19,569        19,521        19,297       17,698        16,534
- ------------------------------------------------------------------------------------------------------------------------
Summary of Operations
  Net sales                              $1,581,811    $1,550,788    $1,529,986    $1,478,287   $1,367,718    $1,273,745
- ------------------------------------------------------------------------------------------------------------------------
  Cost of goods sold                     $1,036,864    $1,035,544    $1,039,207       980,766      909,339       825,071

  Marketing, general and administrative     454,130       429,573       434,141       398,889      386,991       369,006

  Research and project development           13,008        12,370        14,252        10,196       10,853        11,125

  Special charges                           122,540            --        29,599        30,000       41,670            --
- ------------------------------------------------------------------------------------------------------------------------
Total operating expenses                 $1,626,542    $1,477,487    $1,517,199    $1,419,851   $1,348,853    $1,205,202
- ------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                    ( 44,731)       73,301        12,787        58,436       18,865        68,543

Other (income) expense - net                 12,099        14,672         4,403         5,903        2,546        (6,471)
- ------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes          ( 56,830)       58,629         8,384        52,533       16,319        75,014

Income tax expense (benefit)               ( 14,900)       22,900        (8,700)       20,300        9,100        28,700
- ------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations   ($41,930)   $   35,729    $   17,084    $   32,233   $    7,219    $   46,314
- ------------------------------------------------------------------------------------------------------------------------
Per share of common stock                  ($  1.10)        $0.95         $0.46         $0.87        $0.20         $1.26

Income (loss) from continuing operations
  as a percentage of net sales             (   2.6%)         2.3%          1.1%         2.2%         0.5%          3.6%
- ------------------------------------------------------------------------------------------------------------------------
Financial Position
  Working capital                        $    7,197    $  112,302    $  110,433    $  201,043   $  193,590    $  196,687
  Properties - net                       $  884,102    $  904,915    $  933,692    $1,171,800   $1,012,940    $1,033,012
  Total assets**                         $1,350,944    $1,373,371    $1,844,811    $1,761,664   $1,530,783    $1,570,765
  Long-term debt                         $  175,000    $  220,000    $  220,000    $  110,000   $       --    $       --
  Other long-term liabilities            $   34,843    $   52,291    $   53,321    $   58,011   $   16,138    $   19,367
  Shareholders' equity**                 $  631,927    $  685,445    $1,099,420    $1,091,547   $1,060,900    $1,062,064
  Net book value per share of
    common stock**                            16.54         18.17         29.33         29.20        28.75         29.00
  Total debt to total capitalization          26.3%         24.3%         19.5%          9.2%         2.0%          1.7%
  Return on average shareholders'
    equity                                    (6.4%)        (0.2%)         2.3%          3.6%         1.2%          4.5%
======================================================================================================================

Other Information
  Dividends                              $   19,003    $   18,801    $   18,718    $   18,591   $   18,397    $   18,311
  Per share of common stock                   $0.50         $0.50         $0.50         $0.50        $0.50         $0.50
  Average number of common shares
    outstanding                              37,989        37,561        37,413        37,148       36,781        36,621
  Gross profit                           $  544,947    $  515,244    $  490,779    $  497,521   $  458,379    $  448,674
  Capital Expenditures                   $  120,354    $  115,450    $  241,512    $  183,368   $  149,616    $  157,995
  Depreciation, depletion and
    amortization                         $  118,955    $  114,780    $  108,367    $   98,081   $  122,439    $  111,432
  Full-time employees                         6,200         7,100         7,700         7,000        6,800         6,900
  Total taxes                            $  401,667    $  437,089    $  405,789    $  251,606   $  236,740    $  236,683
  Market price range of common stock:
    High                                    $23 1/8       $22 7/8       $24 1/4       $27 3/8      $24 3/8       $21
    Low                                     $15           $15 1/2       $17 3/8       $17 1/8      $17 3/8       $16 1/2

*Numbers in italics reflect continuing operations only.
**Reflects the dividend of ACX Technologies, Inc. to shareholders during
   1992.  See Note 2 to Consolidated Financial Statements.
ITEM 7. Management's Discussion and Analysis of Financial Condition and Comparison of Financial Results Fiscal Years 1993, 1992, and 1991

ADOLPH COORS COMPANY

Consolidated results including 1993 restructuring and other special charges and 1992 discontinued operations

1993 Consolidated Results: During 1993, Adolph Coors Company (ACC or the "Company") was the holding company for a single subsidiary, Coors Brewing Company (CBC or the "company"). CBC produces and markets quality malt-based beverages.

During 1993, company management focused on the need to balance volume gains with improved returns to shareholders. A number of steps were taken to improve profitability and performance. As a direct result of those initiatives, the company recorded restructuring and other special charges of $122.5 million in the fourth quarter, which resulted in a net loss for the year. The restructuring charge, which totaled $109.5 million pretax, includes $70.2 million for voluntary separation incentives designed to reduce the company's white collar work force, as well as $39.3 million for workplace redesign, asset write-downs and other expenses related to the profit improvement initiatives. As a part of the voluntary separation incentives, 643 employees elected to leave the company. The actions taken related to this charge, when fully implemented, are expected to generate annual pretax savings of more than $30 million. In addition, these actions position the company to compete more efficiently and effectively in an increasingly competitive business environment. Other special charges unrelated to the profit improvement initiatives totaled $13 million, primarily for the write-down of certain distributor assets and a provision for environmental enhancements.

For the 52-week fiscal year ended December 26, 1993, ACC reported a net loss of $41.9 million, or $1.10 per share, compared to a net loss of $2.0 million, or $0.05 per share in 1992. The net loss was the result of the restructuring and other special charges and the 1993 retroactive increase of one percent in the federal corporate income tax rate. The restructuring and other charges had an impact of $1.98 per share. Before the restructuring and other special charges, the impact of the tax rate increase was an after-tax charge of $3.2 million, or $0.08 per share, related to the revaluation of the deferred income tax liability and the change in the current year's tax provision.

1992 Consolidated Results: In 1992, the Company's net loss of $2.0 million decreased significantly from net income of $25.5 million, or $0.68 per share in 1991. Consolidated earnings in 1992 were reduced by a loss from discontinued operations of $29.4 million (related to the spin-off of ACX Technologies, Inc.), as well as the net after-tax expense of $8.3 million for the adoption of new accounting standards for employee postretirement benefits (FAS 109) and income taxes (FAS 106).

At the end of 1992, ACC significantly restructured its operations by spinning off its diversified technology businesses into a new, public company, ACX Technologies, Inc. (NASDAQ:ACXT). The results of ACXT are reported as discontinued operations in the consolidated financial statements for all periods presented, except as noted.

COORS BREWING COMPANY

Industry Overview*

The domestic brewing industry is subject to a number of challenging trends, including a lack of volume growth, intense price competition and the threat of increased excise taxes at the state and federal levels.

Although sales of malt-based beverages accounted for a major share (approximately 87%) of all U.S. alcohol beverage sales, total industry volume, based on domestic tax paid shipments, has declined from 181.6 million barrels in 1991 to an estimated 180.2 million barrels estimated for 1993. Total industry volume, including non-alcohol brews, import and export products has grown from 196.0 million barrels in 1991 to an estimated 198.3 million barrels in 1993. Domestic sales of malt-beverages, excluding imports, have increased less than one-half of one percent over the same time period. Non-alcohol brews, imports and specialty brews account for the fastest growing segments in the industry.

More than 90% of domestic volume is attributable to the top six domestic brewers, Anheuser-Busch, Inc.(44% share), Miller Brewing Company (22% share), Coors Brewing Company (10% share), The Stroh Brewery Company (7-8% share), G. Heileman Brewing (5% share), and S & P Company (3-4% share). In order to protect market share in a flat market, many brewers are resorting to intense price competition and product discounting. For the past few years, price gains for brewers have been well below inflation levels, and it is expected that they will continue to be limited by ongoing competition and price discounting. Analysts have stated that more than 40% of premium beers are now sold on discount. Analysts have also noted a recent trend toward consumer trading-down, e.g. consumers buying lower-priced beers rather than premium products, especially in markets with weaker economies. Some brewers have responded by introducing private label beers, and, according to analysts, some brewers have initiated a form of direct store delivery.

Finally, public discussion continues regarding the possibility of another increase in federal beer excise taxes. If this increase occurs, it is expected to have a significant impact on the entire industry, and could have a material impact on the company's sales, earnings and cash flow.

While these trends bear watching and create intense competitive challenges for all brewers, CBC has managed to achieve increases in volume and net sales for the past nine consecutive years. A critical mission of the company's marketing department is to create steadily increasing equity in each brand. In addition, the company is committed to and strongly supports the three-tier distribution system. Due, in part, to its strong position in premium beer sales, the company continues to be in a good position to generate cash internally. The company's focus is to achieve a balance of volume growth and improved returns to investors as it moves forward.

*Industry and competitive information was compiled from the following industry sources: Beer Marketer's Insights, The Maxwell Consumer Report and various securities analyst reports. While Coors believes the sources are reliable, the company cannot guarantee the absolute accuracy of these numbers and estimates, or undertake to advise readers of any change in estimated figures.

Financial Results from Continuing Operations 1993, 1992 and 1991
Excludes 1993 restructuring and other special charges and 1992 impact of discontinued operations.

Trend summary: percentage increase/(decrease) 1993, 1992 and 1991
===================================================================================
                              1993 vs 1992       1992 vs 1991       1991 vs 1990
- -----------------------------------------------------------------------------------
Volume                            1.3%               0.2%               1.2%
- ----------------------------------------------------------------------------------
Industry growth*                  0.2%              (0.5%)             (2.3%)
*see above
- -----------------------------------------------------------------------------------
Net sales                         2.0%               1.4%               3.5%
- ------------------------------------------------------------------------------------
Average net price
increase                          1.1%               1.7%               2.4%
- ------------------------------------------------------------------------------------
Gross profit                      5.8%               5.0%              (1.4%)
- ------------------------------------------------------------------------------------

Cost of goods
sold                              0.1%              (0.4%)              6.0%
- -------------------------------------------------------------------------------------
Marketing,
general and
administrative                    5.7%              (1.1%)              8.8%
- -------------------------------------------------------------------------------------
Advertising
expense                           8.8%              (6.1%)              8.9%
- -------------------------------------------------------------------------------------
/TABLE

Barrel sales: Coors Brewing Company has achieved increases in sales volume for the past three years. Coors increased volume 1.3% in 1993, 0.2% in 1992 and 1.2% in 1991 vs prior year. CBC shipped 19.8 million barrels of malt-based beverages in 1993, compared with 19.6 million in 1992 and 19.5 million in 1991. These increases occurred during a period when overall annual volume increases for the industry were less than one-half of a percent. Volume gains in 1993 are related to strong sales of CBC products in the premium and super-premium categories, which accounted for approximately 85% of the company's volume sales. The volume gain in 1992 was attributable to strong sales of Coors Light, sales of specialty malt beverages, including Killian's, Winterfest and Coors Cutter, and the introduction of Zima Clearmalt.

Net Sales: Net sales for CBC have also increased in each of the past three years. In 1993, CBC reported net sales of $1.58 billion, up 2% from the $1.55 billion reported in 1992. Net sales in 1992 were up 1.4%, from the $1.53 billion reported in 1991. While analysts noted a consumer trend toward "trading down" (e.g. choosing popular-priced products instead of premium-priced products), CBC's volume growth in 1993 came from premium and specialty products.

Gross Profit: Gross profit has improved slightly during the past three years. Gross profit as a percent of net sales was 34.5% in 1993, 33.2% in 1992 and 32.1% in 1991. In 1993, the improvements were primarily a result of increased volume, operational efficiencies and lower aluminum costs. The increase also reflects the divestiture of lower-margin activities associated with the company's transportation and energy businesses. Factors contributing to the 1992 increase were a significant reduction in asset abandonments offset by increased satellite redistribution center costs and an increase in LIFO expense.

Operating Income: Excluding the restructuring and other special charges in 1993, results from discontinued operations in 1992 and a charge in 1991 related to the write-down of energy assets, operating income increased 6.1% in 1993, following a 72.9% increase in 1992. In 1993, higher operating income was the result of increased volume and improved brand mix, as well as aggressive efforts to reduce manufacturing and raw materials costs. The increase in 1992 is attributable to aggressive cost management initiatives and reduced operating expense.

Marketing, general and administrative expense increased 5.7% in 1993, to $454 million from $430 million in 1992. The 1993 increase was primarily attributable to increased marketing and promotional spending in support of CBC's expansion of Zima Clearmalt to approximately one-third of the U.S. In 1992, marketing, general and administrative expenses were down 1.1% compared with 1991. The 1992 decrease is primarily attributable to reductions in marketing and advertising expenditures. In 1993 the company ratio of MG&A expense to net sales was approximately 28.7% compared with 27.7% in 1992 and 28.4% in 1991.

Advertising expense: CBC spent $273 million on advertising in 1993, compared with $251 million in 1992 and $267 million in 1991. The majority of the 8.8% increase in advertising in 1993 reflects increased spending in support of the Zima rollout. The company is committed to focusing its resources on those programs that provide the best return on investment, especially Coors Light, Coors Extra Gold in priority markets, Killian's and new products with demonstrated potential, such as Zima.

Research and development costs were materially unchanged. Research and development expense was $13.0 million in 1993, $12.4 million in 1992 and $14.3 million in 1991. The ratio of R&D expense as a percentage of net sales was 0.8% in 1993, 0.8% in 1992 and 0.9% in 1991.

Non-operating expense: Non-operating expense decreased to $12.1 million from $14.7 million in 1992. The decrease was primarily related to a decrease in net interest expense attributable to an increase in invested cash and higher interest income. Non-operating expenses of $14.7 million in 1992 increased from $4.4 million in 1991. This increase is primarily related to increased interest expense because of a decline in interest capitalized.

Effective tax rate: Excluding the restructuring and other special charges, the Company's effective tax rate in 1993 increased to 48.9% from 39.1% in 1992. This increase was primarily the result of the retroactive increase of 1% in the federal corporate income tax rate for the year, the related revaluation of the Company's deferred income tax liability, and an increase in non-deductible foreign losses. The Company's effective tax rate in 1991 was 103.8%. Changes in the effective tax rate between 1992 and 1991 resulted largely from the resolution of certain income tax contingencies and the reversal of accumulated deferred taxes related to a write-down of assets in 1991 at Coors Energy Company.

Liquidity and Financial Position:

The Company's primary sources of liquidity are cash provided from operating activities and external borrowings. The Company continues to be in a strong position to generate cash internally. The Company's 1993 net cash position increased 107%, to $82.2 million in 1993 from $39.7 million in 1992. Net cash increased 170% percent in 1992 from $14.7 million in 1991.

Cash Flow:

Net cash provided/used by operations: Including the 1993 restructuring charge and other special charges and discontinued operations, net cash provided by operations was $168.5 million, $155.8 million and $164.1 million for the years ended 1993, 1992 and 1991 respectively. The 1993 increase in cash from operations was primarily due to higher depreciation, lower accounts receivable and notes receivable, higher accounts payable and higher accrued expenses (primarily related to restructuring and special charges).

The decrease in cash from operations in 1992 compared to 1991 is primarily due to a reduction in current liabilities.

Net cash provided/used by investing activities (including capital expenditures): In 1993, the Company spent $119.3 million on investing activities, compared with $140.4 million in 1992 and $349.8 million in 1991. Capital expenditures increased 4% in 1993 following a 52% reduction in 1992. Capital expenditures totalled $120.4 million in 1993, $115.5 million in 1992 and $241.5 million in 1991. In 1993, capital expenditures were made to expand capacity in Memphis for Zima, routine maintenance and incremental upgrades to all production facilities. Major expenditures by the Company in 1992 were for increased brewing and packaging capacity at the Memphis plant, converting to smaller diameter can ends at the Golden plant and routine repair, upkeep and safety-compliance projects. In 1991, the Company's additions to properties totaled $241.5 million. Major expenditures were for improvements to CBC's brewing and packaging facilities in Memphis, Tennessee, and Golden, Colorado, and expansion of packaging capacity at CBC's Shenandoah facility.

Net cash provided/used by financing activities: The Company used $6.6 million of cash in financing activities in 1993. The net cash outflow was primarily to pay dividends, partially offset by the exercise of stock options net of related notes receivable and the proceeds from long-term debt. Net cash provided by financing activities in 1992 resulted from the spin-off of ACXT, offset by the payment of short-term borrowings and the payment of dividends. Net cash provided by financing activities in 1991 resulted from the issuance of long-term debt and short-term borrowings.

Capital resources:

Debt Securities: Debt securities were issued to the public for the first time in the Company's history in 1990. A shelf registration was filed with the Securities and Exchange Commission for $300 million of senior debt securities. As of December 26, 1993, $220 million of medium-term notes were outstanding. The medium-term notes will mature between 1994 and 1999. Fixed interest rates on these notes range between 8.3% and 9.3%. During 1993, the Company entered into a $5 million financing agreement with the City of Wheat Ridge, Colorado for the expansion of its glass recycling facility. The bonds mature in 2013 and currently carry a variable rate of interest. With the $220 million of medium-term notes outstanding and the $5 million of bonds outstanding, the Company's debt-to-total-capitalization ratio was 26.3% at the end of 1993, compared with 24.3% in 1992 and 19.5% at the end of 1991. The current repayment schedule for the notes issued is $50 million in 1994, $44 million in 1995, $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999.

Revolving lines of credit: In addition to the medium-term notes, the Company has an unsecured, committed, short-term revolving line of credit totaling $100 million. As of December 26, 1993, all $100 million was available.

Projected 1994 demands on cash/capital: The use of long-term financing and of committed line of credit arrangements to finance capital expansion projects and short-term working capital requirements will vary depending on opportunities in the marketplace.

Outlook:

In 1993, progress was made on a number of strategic improvement initiatives, including: 1) improving overhead efficiency and effectiveness, 2) generating cash for reinvestment, 3) restructuring field operations and pursuing market opportunities, 4) optimizing logistics and 5) improving production performance.

Strategic priorities for 1994 will be to improve leadership standards for Coors Brewing Company, re-engineer the company's customer focus, continue to drive quality and productivity in operations and address strategic and market opportunities.

In 1994, the brewing industry will continue to be a very competitive environment. Company management expects minimal average price increases for 1994, as well as continued discounting in major markets. CBC also expects continued spending in support of the Zima national expansion, especially in the first half. Depending on the success of ice beers in domestic markets, CBC may increase spending to support an Artic Ice expansion. However, barring an increase in federal excise taxes and the related potential impact on the industry, company management believes that CBC will continue to achieve moderate volume gains. CBC is also working diligently to continue to improve cost and asset management. Company management is working toward the goal of improved returns on invested capital in line with industry averages within the next few years.

Accounting Changes:

The results of operations for 1992 include the adoption of certain accounting rule changes. In 1992, the Company adopted FAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," and the financial results for 1992 reflect the adoption. The transition effect of adopting FAS 106 on the immediate recognition basis resulted in a charge of $38.8 million to 1992 earnings, net of approximately $23.4 million of income tax effects. The ongoing effect of adopting the new standard increased 1992 net periodic postretirement benefit cost by $5.2 million.

Also in 1992, the Company adopted FAS 109, "Accounting for Income Taxes," retroactive to the first quarter, and the financial results for 1992 reflect that adoption as well. The adoption increased 1992 earnings by $30.5 million because of the reversal of excess deferred income tax liability balances.

The Company will adopt FAS 112, "Employers' Accounting for Postemployment Benefits," in fiscal year 1994. We believe the impact will not be material.

Environmental:

A top priority of the Company is to ensure compliance with all federal, state and local environmental protection laws and regulations. Compliance with the provisions of federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company during 1993.

The Company also continues its commitment to programs directed toward efficient use of resources, waste reduction and pollution prevention. Programs currently underway include recycling initiatives, down weighting of product packages and increasing the recycled content of product packaging materials, paper and other supplies. A new recycled glass processing facility at Coors Glass Manufacturing in Wheat Ridge, Colorado, scheduled to open in May 1994, will result in greater recycled content in CBC beer bottles by doubling recycled material processing capacity. A number of employee task forces throughout the company continually seek effective alternatives for hazardous materials and work to develop innovative technologies to reduce emissions and waste. In addition, the Company has a provision for environmental enhancements.

The Company was one of numerous parties notified by the Environmental Protection Agency (EPA) that it was a generator "Potentially Responsible Party" (PRP) for the Lowry Landfill Superfund site. Lowry is a legally permitted landfill owned by the City and County of Denver that accepted waste materials resulting from a variety of sources from the 1960's until 1980. These materials were disposed of in accordance with procedures established by the City and County of Denver with the oversight of the Colorado Department of Health. During the fourth quarter of 1990, the Company recorded a special pretax charge of $30 million related to potential cleanup costs for the Lowry site.

In December 1991, the Company was named with 37 other defendants in a lawsuit filed in U.S. District Court. The original plaintiff was the City and County of Denver, later joined by Waste Management of Colorado, Inc., and Chemical Waste Management, Inc. In May 1993, the Court approved a Settlement Agreement between the Company and the plaintiffs to resolve the Company's CERCLA liabilities at Lowry. Under the agreement, the Company agreed to initial payments based upon an assumed present value of $120 million in total site remediation costs. The agreement provides for the Company to pay a varying share of costs if the total is in excess of this amount. The Company does not believe that significant cost overruns are likely. The EPA has recently proposed remediation requirements for the site with projected costs within the total assumed for settlement purposes.. The Company pays its funds into a trust to be applied to site remediation and operating and maintenance costs. The payments are made in annual installments and began in 1993. None of these payments are expected to be material to the Company's cash flow or financial position. The terms should not result in any adjustment to the $30 million reserve established in 1990.

In addition, the Company has filed suit against certain of its former and current insurance carriers, seeking past defense costs and investigation, study and remediation costs. Settlements have been reached with two insurance carriers. Litigation against the others is continuing.

The Company has been notified that it is or may be a PRP under CERCLA or similar state laws with respect to the clean-up of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of clean-up, its share of the total costs or the extent to which contribution will be available from other parties, the amount of time necessary to complete the clean-ups, or insurance coverage. However, based on investigations to date, the Company believes that any liability would not be material to the financial condition of the Company with respect to these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional Superfund sites in the future or that the costs associated with those additional sites will not be material.

In the course of a comprehensive internal audit of air emissions, CBC environmental personnel discovered previously unidentified emissions related to the evaporation of ethanol and the release of other volatile organic compounds at various points in the beer production and packaging processes. The Colorado Department of Health was kept informed throughout the audit. During 1992 and the first quarter of 1993, CBC reported audit results to the Colorado Department of Health and filed for the necessary permits to cover identified emissions. In February and June 1993, CBC received two Notices of Violation (NOV) from the Colorado Department of Health related to these emissions. In July 1993, CBC was issued a Compliance Order by the Colorado Department of Health associated with the first NOV issued in February 1993. CBC appealed the Compliance Order to the Colorado Air Quality Control Commission.

In February 1994, a Settlement Agreement was reached between CBC and the Colorado Department of Health. The agreement resolves all issues contained in both NOVs and the Compliance Order and terminates CBC's appeal. The settlement included a penalty payment of $100,000 and an Economic Benefit payment of $137,000. The settlement also established a timetable for CBC to meet Reasonably Available Control Technology (RACT) requirements. These requirements will result in new control equipment for two sources. There is a stipulated penalty of $125,000 if the proper controls are not completed according to the timetable. Under the settlement, the company also agreed to reduce other emissions, relinquish 70 tons of emission credits and accept permit changes to reduce allowable emissions from the power plant in Golden. The agreement will result in additional capital spending in 1994 and 1995; total costs to meet RACT requirements and other emission requirements in Golden are estimated to be approximately $2 million. CBC facilities at Memphis and Shenandoah are working with local regulatory authorities to resolve similar, yet considerably smaller, concerns. The Company believes the ultimate resolution of this matter at all facilities will not have a material impact on its consolidated results of operations or financial position.


While it is impossible to predict the eventual aggregate cost to the Company for environmental and related matters, management believes that the payments for these matters will be made over a period of years in amounts which would not be material in any one year to the consolidated results of operations or to the financial or competitive position of the Company. The Company believes adequate accruals have been recorded for losses that are reasonably possible. Furthermore, as the Company continues to focus attention on resource conservation, waste reduction and pollution prevention, it is the Company's belief that potential future liabilities will be reduced.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements


     Consolidated Financial Statements:

     Report of Independent Accountants

     Consolidated Statement of Income for each of the three years ended December 26, 1993

     Consolidated Balance Sheet at December 26, 1993
       and December 27, 1992

     Consolidated Statement of Cash Flows for each of the three years ended December 26, 1993

     Consolidated Statement of Shareholders' Equity for each of the three years ended December 26, 1993

     Notes to Consolidated Financial Statements

                           Report of Independent Accountants



To the Board of Directors and Shareholders of Adolph Coors Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 26, 1993 and December 27, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 and 8 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992.


PRICE WATERHOUSE

Denver, Colorado
March 4, 1994

                                               ADOLPH COORS COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF INCOME

                                                     For the years ended
                                                    ----------------------
                                           December 26,    December 27,    December 29,
                                                  1993            1992            1991
                                           ------------    ------------    ------------
                                             (In thousands, except per share data)
Sales                                      $1,946,592      $1,911,775      $1,890,865
Less - federal and state beer excise tax      364,781         360,987         360,879
                                            ---------       ---------       ---------
Net sales                                   1,581,811       1,550,788       1,529,986
                                            ---------       ---------       ---------
Costs and expenses:
  Cost of goods sold                        1,036,864       1,035,544       1,039,207
  Marketing, general and administrative       454,130         429,573         434,141
  Research and project development             13,008          12,370          14,252
  Special charge (Note 9)                     122,540              --          29,599
                                            ---------       ---------       ---------
   Total operating expenses                 1,626,542       1,477,487       1,517,199
                                            ---------       ---------       ---------
Operating Income (Loss)                       (44,731)         73,301          12,787

Other Income (Expense):

   Interest income                              2,580             255             770
   Interest expense                           (15,780)        (16,014)         (5,564)
   Miscellaneous-net                            1,101           1,087             391
                                            ---------       ---------       ---------
      Total other income (expense)           (12,099)         (14,672)         (4,403)

Income (loss) before income taxes            (56,830)          58,629           8,384

Income tax expense (benefit) (Note 5)        (14,900)          22,900          (8,700)
                                            --------        ---------       ---------
Income (loss) from continuing operations     (41,930)          35,729          17,084

Net Income (loss) from discontinued
   operations (Note 2)                            --          (29,415)          8,433
                                            --------        ---------       ---------
Income (loss) before cumulative effect of
   change in accounting principles           (41,930)           6,314          25,517

Cumulative effect of change in accounting
   for postretirement benefits (net of tax)       --          (38,800)             --

Cumulative effect of change in accounting
   for income taxes                               --           30,500              --
                                            --------        ---------       ---------
Net income (loss)                          $ (41,930)      $   (1,986)     $   25,517
                                            ========        =========       =========
Per share of common stock:

Income (loss) from continuing operations   $   (1.10)      $     0.95      $     0.46

Net income (loss) from discontinued
   operations                                     --            (0.78)           0.22
                                            ---------       ---------        --------
Income (loss) before cumulative effect
   of change in accounting principles          (1.10)            0.17            0.68

Cumulative effect of change in accounting
   for postretirement benefits                    --            (1.03)             --

Cumulative effect of change in accounting
   for income taxes                               --             0.81              --
                                            --------        ---------        --------
Net income (loss) per share of common
  stock                                    $   (1.10)      $    (0.05)      $    0.68
                                            =========       =========        ========

See accompanying notes to consolidated financial statements.

                                    ADOLPH COORS COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET


                                                December 26,      December 27,
                                                       1993              1992
                                                ------------      ------------
                                                        (In thousands)
Assets
Current assets:
  Cash and cash equivalents                     $   82,211        $   39,669
  Accounts and notes receivable,
    less allowance for doubtful accounts
    of $409 in 1993 and $12 in 1992                 75,967           108,607

  Inventories:

    Finished                                        56,878            45,472
    In process                                      24,402            25,252
    Raw materials                                   56,370            62,749
    Packaging materials                              9,581            18,859
                                                 ---------        ----------
  Total inventories                                147,231           152,332

Prepaid expenses and other assets                   50,188            58,525

Deferred tax asset (Note 5)                         28,151            22,598
                                                 ---------        ----------
      Total current assets                         383,748           381,731
                                                 ---------        ----------

Properties, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,118,292 in 1993
  and $1,019,159 in 1992 (Note 3)                  884,102           904,915

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $2,768 in 1993 and $2,387 in 1992              12,826            13,454

Other assets                                        70,268            73,271
                                                 ---------         ---------
Total assets                                    $1,350,944        $1,373,371
                                                 =========         =========
See accompanying notes to consolidated financial statements.

                                               December 26,      December 27,
Liabilities and Shareholders' Equity                  1993              1992
                                               -----------       -----------
                                                      (In thousands)
Current liabilities:
  Current portion of long-term debt             $  50,000         $       --
  Accounts payable                                121,376            107,426
  Accrued salaries and vacations                   41,798             36,794
  Taxes, other than income taxes                   43,928             46,647
  Federal and state income taxes (Note 5)           4,157              4,154
  Accrued expenses and other liabilities          115,292             74,408
                                                ---------          ---------
      Total current liabilities                   376,551            269,429
                                                ---------          ---------
Long-term debt (Note 4)                           175,000            220,000

Deferred tax liability (Note 5)                    53,430             79,727

Postretirement benefits (Note 8)                   79,193             66,479

Other long-term liabilities                        34,843             52,291

      Total liabilities                           719,017            687,926
                                                ---------          ---------
Shareholders' equity (Note 6):
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --                 --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260              1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 shares authorized
      and 46,200,000 shares issued                 11,000             11,000
                                               ----------          ---------
      Total capital stock                          12,260             12,260
                                               ----------          ---------
  Paid-in capital                                  54,928             48,557
  Retained earnings                               584,444            645,377
  Other                                                40                 --
                                               ----------          ---------
                                                  651,672            706,194
   Less - treasury stock, at cost,
         Class B shares, 9,260,779 in
         1993 and 9,733,481 in 1992                19,745             20,749
                                               ----------          ---------
      Total shareholders' equity                  631,927            685,445
                                               ----------          ---------
Commitments and contingencies
  (Notes 6,7,8,9 and 10)
Total liabilities and shareholders' equity     $1,350,944         $1,373,371
                                               ==========          =========

See accompanying notes to consolidated financial statements.

                                               ADOLPH COORS COMPANY AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the years ended
                                                 -----------------------
                                         December 26,  December 27,  December 29,
                                                1993          1992          1991
                                         -----------   -----------   -----------
                                                      (In thousands)

Cash flows from operating activities:
  Net income (loss)                     $ (41,930)    $  (1,986)     $   25,517
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation, depletion and
     amortization                         118,955       114,780         108,367
    Change in accumulated deferred
     income taxes                         (26,297)      (49,010)        (23,727)
    Loss on sale or abandonment of
      properties                           20,387         3,736          36,362
    Change in current assets and current
      liabilities:

       Accounts and notes receivable       32,632         7,101         (18,723)
       Inventories                          5,101        (5,806)        (33,545)
       Prepaid expenses and other assets    2,784           818          (4,763)
       Accounts payable                    13,950       (13,972)          8,085
       Federal and state income taxes           3           387         (10,442)
       Accrued expenses and other
         liabilities                       42,390       (12,368)         27,484
   Change in deferred items                   812        (2,550)            368

   Postretirement benefits (Note 8)        12,714        66,479              --
   Other                                  (13,008)       (5,243)          1,174
   Other - discontinued operations             --        53,410          47,991
                                         --------      --------       ---------
   Net cash provided by operating
     activities                           168,493       155,776         164,148
                                         --------      --------       ---------
Cash flows from investing activities:
  Additions to properties                (120,354)     (115,450)       (241,512)
  Proceeds from sale of properties          2,268        26,091           7,834
  Change in other intangible assets            --        (2,413)         (7,213)
  Other                                    (1,238)        6,404           9,875
  Other - discontinued operations              --       (55,035)       (118,765)
                                         --------      --------       ---------
      Net cash (used by)
        investing activities             (119,324)     (140,403)       (349,781)
                                         ---------     --------       ---------
Cash flows from financing activities:
  Net change in short-term borrowings          12       (46,300)         46,300
  Proceeds from long-term debt              5,000            --         110,000
  Exercise of stock options, net of
    related notes receivable                7,375         4,960           1,605
  Dividends paid                          (19,003)      (18,801)        (18,718)
  Other                                       (11)           14             (26)
  Other - discontinued operations              --        69,708          (2,561)
                                         --------      --------       ---------
      Net cash provided (used)
        financing activities               (6,627)        9,581         136,600
                                         --------      --------       ---------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                   42,542        24,954         (49,033)

  Balance at beginning of year             39,669        14,715          63,748
                                        ---------     ---------       ---------
  Balance at end of year                $  82,211     $  39,669       $  14,715
                                        =========     =========       =========

See accompanying notes to consolidated financial statements.

                                              ADOLPH COORS COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Common stock
                                                  issued         Paid-in    Retained     Treasury
                                             Class A  Class B    capital    earnings       stock       Other         Total
                                             ----------------    -------    --------     --------      -----         -----
                                                                (In thousands, except per share data)

Balance at December 30, 1990                $1,260    $11,000    $42,423   $1,057,473   $  (21,413)   $  804    $1,091,547

Exercise of stock options, including
   $163 income tax benefit and
   reduced by $937 of related loans
   outstanding to employees (Note 6)                               1,423                       182                   1,605
Deferred compensation and other                                      254                       (21)     (764)         (531)
Net income                                                                     25,517                               25,517
Cash dividends-$0.50 per share                                                (18,718)                             (18,718)
                                             -----     ------     ------    ---------     --------     -------    ----------
Balance at December 29, 1991                 1,260     11,000     44,100    1,064,272      (21,252)       40     1,099,420
Exercise of stock options, including
   $384 income tax benefit and increased
   by $805 of payments on related loans
   outstanding to employees (Note 6)                               4,457                       503                   4,960
Deferred compensation and other                                                                         (321)         (321)
Net loss                                                                       (1,986)                              (1,986)
Cash dividends-$0.50 per share                                                (18,801)                             (18,801)
Distribution to shareholders of
   ACX Technologies, Inc. (Note 2)                                           (398,108)                   281      (397,827)
                                             -----     ------     ------      -------     --------     -----     ---------
Balance at December 27, 1992                 1,260     11,000     48,557      645,377      (20,749)       --       685,445
Exercise of stock options, including
   $895 income tax benefit and increased
   $132 of payments on related loans
   outstanding to employees (Note 6)                               6,371                     1,004                   7,375
Other                                                                                                     40            40
Net loss                                                                      (41,930)                             (41,930)

Cash dividends-$0.50 per share                                                (19,003)                             (19,003)
                                             -----     ------     ------    ----------    ---------    -----     ----------
Balance at December 26, 1993                $1,260    $11,000    $54,928   $  584,444   $  (19,745)   $   40    $  631,927
                                             =====     ======     ======     =========    =========    =====     =========

See accompanying notes to consolidated financial statements.

                  ADOLPH COORS COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:

Summary of Accounting Policies

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 26, 1993, December 27, 1992 and December 29, 1991.

Principles of consolidation: The consolidated financial statements include the accounts of Adolph Coors Company, its sole direct subsidiary, Coors Brewing Company (CBC), and all subsidiaries of CBC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to 1991 amounts to conform with current presentation.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $46,705,000 and $52,959,000 at December 26, 1993, and December 27, 1992, respectively. During 1993, total inventory costs and quantities were reduced, resulting in a LIFO liquidation, the effect of which was not material.

Properties: Land, buildings and equipment are capitalized at cost. For financial reporting purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred (Note 3).

Interest capitalized, expensed and paid was as follows:

                                                  For the years ended
                                                -----------------------
                                     December 26,   December 27,    December 29,
                                            1993           1992            1991
                                     -----------    -----------     -----------
                                                  (In thousands)
Interest costs
  Continuing operations               $20,580        $21,631         $13,648
  Discontinued operations                  --        $ 6,044         $ 3,939

Interest capitalized
  Continuing operations               $(4,800)       $(5,617)        $(8,084)
  Discontinued operations                  --        $(1,456)        $(8,914)

Interest expensed
  Continuing operations               $15,780        $16,014         $ 5,564
  Discontinued operations                  --        $ 4,588         $(4,975)

Interest paid                         $20,172        $23,339         $14,312

/TABLE

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period.

Hedging transactions: The Company periodically enters into forward, future and option contracts for foreign currency and commodities to hedge its exposure to exchange rates and price fluctuations for raw materials and fixed assets used in the production of beer. The gains and losses on these contracts are deferred and recognized in cost of sales as part of the product cost.

Concentration of credit risk: The majority of the accounts receivable balances as of December 26, 1993, and December 27, 1992, were from malt beverage distributors. The Company secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

Statement of cash flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Income taxes paid were $15,367,000 in 1993, $26,167,000 in 1992 and $29,183,000 in 1991.

Net Income per common share: Net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Except for voting, both classes of common stock have the same rights and privileges.

Environmental expenditures: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed.
Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.


NOTE 2:

Discontinued Operations

In May 1992, the board of directors of the Company authorized development of a plan to distribute to its shareholders its ceramics, aluminum, packaging and technology-based developmental businesses (the Technology Businesses).
On August 12, 1992, the Company formed ACX Technologies, Inc. (ACXT or ACX Technologies) to own the Technology Businesses. On December 27, 1992, the Company distributed to its shareholders the common stock of ACXT. Accordingly, the results of ACXT and the Technology Businesses are reported as discontinued operations in these consolidated financial statements for all periods presented except as noted. Each holder of record of the Company's common stock on December 16, 1992, received one share of ACXT common stock for every three shares of Adolph Coors Company common stock held as of such date. ACXT stock is publicly traded on the over-the-counter market under the symbol "ACXT."

The loss from discontinued operations for the year ended December 27, 1992, was $29,415,000 or $0.78 per share. The 1992 results included approximately $7,200,000, or $0.19 per share, for transaction costs associated with the spin-off and a fourth quarter pretax charge of $13,700,000, or $0.36 per share, related to restructuring of operations primarily at Coors Ceramics Company and Golden Technologies Company, Inc. Discontinued operations for 1992 also included the operating results of the Technology Businesses and ACXT's adoption of the new accounting standards for postretirement benefits and income taxes. Net income from discontinued operations for the year ended December 29, 1991, was $8,433,000, or $0.22 per share.

Historical marketing, general and administrative expenses for the Technology Businesses, which included costs incurred directly by and for the Technology Businesses, plus a reasonable portion of other shared historical corporate expenses, were allocated to discontinued operations.

Interest expense in 1992 and 1991 was allocated based on short-term borrowings up to $75,000,000, which is approximately the amount of outside debt owed by ACXT immediately after the distribution. Interest expense on the short-term borrowings was based on interest rates ranging from 3.1% to 6.9% resulting in interest costs of $6,044,000 and $3,939,000 for the years ended December 27, 1992, and December 29, 1991, respectively. Interest expense was capitalized based on construction in progress balances rather than on actual interest expense allocated.

The following summarizes the results of operations for discontinued operations:

                                                          For the years ended
                                                        -----------------------
                                             December 26,     December 27,     December 29,
                                                    1993             1992             1991
                                             -----------      -----------      -----------
                                                            (In thousands)
Outside sales                               $        --      $   413,969      $    387,436
                                             ----------       ----------       -----------
Income (loss) before income taxes           $        --      $   (24,215)     $     14,833
Income tax expense (benefit)                         --           (7,200)            6,400
                                             ----------       ----------       -----------
Income (loss) before cumulative effect
  of change in accounting principles                 --          (17,015)            8,433
Cumulative effect of change in accounting
  for postretirement benefits (net of tax)           --          (13,200)               --
Cumulative effect of change in accounting
  for income taxes                                   --              800                --
                                             ----------       ----------        ----------
Net income (loss) from discontinued
  operations                                $        --      $   (29,415)     $      8,433
                                             ==========       ==========       ===========
/TABLE

NOTE 3:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

                                                      For the years ended
                                                     -----------------------
                                              December 26,          December 27,
                                                     1993                  1992
                                              ------------          ------------
                                                         (In thousands)
Land and improvements                          $   93,436            $   92,611

Buildings                                         427,111               409,181

Machinery and equipment                         1,394,156              1,338,296

Natural resource properties                        22,386                25,195

Construction in progress                           65,305                58,791
                                                ---------             ---------
                                                2,002,394             1,924,074
Less-accumulated depreciation, depletion
  and amortization                              1,118,292             1,019,159
                                                ---------             ---------
Net properties                                 $  884,102            $  904,915
                                               ==========             =========
/TABLE

NOTE 4:

Debt

During 1993, the Company entered into a $5 million financing agreement with the City of Wheat Ridge, Colorado for the construction of a glass recycling plant. The financing agreement obligates the Company to pay the principal, interest, and premium, if any, on the City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013. They are currently variable rate securities with interest payable on the first of March, June, September and December. The weighted average interest rate during 1993 was 2.7%.

As of December 26, 1993, the Company had issued $220 million of unsecured medium-term notes. All notes have interest due semi-annually in April and October at fixed interest rates ranging from 8.3% to 9.3% per annum. The repayment schedule for the notes issued is $50 million in 1994, $44 million in 1995, $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999.

The Company has an unsecured committed short-term credit arrangement totalling $100 million, and as of December 26, 1993, all $100 million was available. This line of credit is negotiated annually. This credit arrangement is subject to the Company maintaining certain financial ratios, and the only restriction for withdrawal is that the Company meet specific covenant criteria. As of December 26, 1993, the Company also had uncommitted credit arrangements available, of which nothing was outstanding. The Company pays no commitment fees for these uncommitted arrangements, which are on a funds-available basis. Interest rates are negotiated at the time of borrowing.

NOTE 5:

Income Taxes

In 1992, the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". The transition effect of adopting FAS 109 resulted in a $30.5 million increase in net income reflected as the cumulative effect of a change in accounting principle in 1992. The 1991 amounts are reflected under Accounting Principles Board Opinion No. 11 (APB 11).

The provision for income taxes charged to continuing operations was as follows:

                                                    For the years ended
                                                  -----------------------
                                             December 26,          December 27,
                                                    1993                  1992
                                             ------------          ------------
                                                         (In thousands)
Current provision:
  Federal                                    $  14,479              $  20,193
  State                                          2,471                  3,827
                                              --------               --------
Total current tax expense                       16,950                 24,020
                                              --------               --------
Deferred:
  Federal                                      (27,890)                (1,025)
  State                                        ( 3,960)                   (95)
                                              --------                -------
Total deferred tax (benefit)                   (31,850)                (1,120)
                                              --------                -------
Total income tax expense (benefit)           $ (14,900)              $ 22,900
                                              ========                =======
/TABLE

The deferred tax assets (liabilities) are composed of the tax effect of the following:

                                                           As of
                                                  -----------------------
                                             December 26,         December 27,
                                                    1993                 1992
                                            ------------          -----------
                                                       (In thousands)
Tax in excess of
  book depreciation and
  amortization                              $  (125,157)           $ (117,823)

(Gain) loss on sale or write-down of             (3,032)                1,168
  assets

Deferred compensation and other
  employee related                               12,192                13,055

Change in balance sheet reserves
  and accruals                                   37,356                 8,679

Environmental accruals                           11,606                10,783

Alternative minimum tax                           9,155                 2,066

Capitalized interest                             (2,155)               (2,699)

Other employee postretirement
  benefits (Note 8)                              31,065                25,557

State deferred taxes, net of federal
  income tax benefit                                648                   704

Other - net                                       3,043                 1,381
                                              ---------              --------
  Net deferred tax liability                $   (25,279)           $  (57,129)
                                              =========             =========
/TABLE

In 1992, the Company's income tax expense for discontinued operations differed from the federal statutory rate of 34% because of non-deductible expenses of 8.8% and other items (similar to those below) of 4.5%. The effective rate was 29.7%.

Income taxes as reflected in the Consolidated Statement of Income differ from the amounts computed by applying the statutory federal corporate tax rate to income as follows:

                                                     For the years ended
                                                    -----------------------
                                              December 26,          December 27,
                                                     1993                  1992
                                              ------------          ------------
Expected tax rate                                   (35.0%)                34.0%
State income taxes
  (net of federal income
   tax benefit)                                      (1.7)                  3.7
Revaluation of deferred income tax
  liability                                           4.4                    --
Unremitted earnings of foreign
  joint venture                                       2.6                    --
Non-deductible expenses and losses                    2.7                    --
Other - net                                           0.8                   1.4
                                                ---------             ---------
  Effective tax rate                                (26.2%)                39.1%
                                                =========             =========
/TABLE

The 1991 amounts are reflected under APB 11. The provision for income taxes applicable to continuing operations was as follows:

                                                             For the year ended
                                                           ---------------------
                                                                    December 29,
                                                                           1991
                                                                    ------------
                                                                  (In thousands)
Current provision:

  Federal                                                              $ 15,557

  State                                                                   3,010
                                                                       --------
  Total current tax expense                                              18,567

  Total deferred tax (benefit)                                          (27,267)
                                                                       --------
  Total income tax (benefit)                                           $ (8,700)
                                                                       ========
/TABLE

Certain items of income and expense are recognized in different periods for tax and financial reporting purposes. The income tax effects of these timing differences are provided at current rates in the period in which the amounts are reflected in the Consolidated Statement of Income. The principal sources of these differences and the tax effects of each are as follows:

                                                            For the year ended
                                                          ---------------------
                                                                   December 29,
                                                                          1991
                                                                   ------------
                                                                  (In thousands)
Tax in excess of book
  depreciation and amortization                                        $  1,161

Loss on sale or write-down of assets                                    (24,251)

Pension and other employee benefits                                      (3,827)

Intangible drilling and development costs                                   774

Excess of tax over book interest deduction
  on capital projects                                                     1,177

Reclassification of prior year taxes and
  alternative minimum tax                                                (2,094)

Other - net                                                                (207)
                                                                        -------
  Total deferred tax (benefit) - net                                   $(27,267)
                                                                        =======
/TABLE

The reconciliation of income tax expense to the amount computed by applying the U.S. federal statutory income tax rate to pretax income is summarized as follows:

                                                            For the year ended
                                                           --------------------
                                                                   December 29,
                                                                          1991
                                                                 --------------
Expected tax rate                                                         34.0%
State income taxes (net of federal
  income tax benefit)                                                      6.2

Non-deductible expenses and losses                                         4.8

Resolution of certain income tax contingencies                           (44.1)

Reversal of accumulated deferred
  taxes related to write-down of assets                                 (107.3)

Other - net                                                                2.6
                                                                    ----------
Effective tax rate                                                      (103.8%)
                                                                    ==========

/TABLE

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1985. The IRS is currently examining the fiscal years 1986 through 1990. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACX Technologies have entered into a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution date and responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as a tax-free distribution.

NOTE 6:

Stock Option and Restricted Stock Award Plans

Under the Company's stock option plans, officers and other key employees may be granted options each of which allows for the purchase of shares of the Company's common stock. The option price on outstanding options is equal to the fair market value of the stock at the date of grant. The 1983 non-qualified Adolph Coors Company Stock Option Plan, as amended, provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant. No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan. The Non-Qualified Equity Incentive Plan (NQEI Plan) that became effective January 1, 1990, provides for two types of grants: restricted stock awards and stock options. The stock options have a term of 10 years with exercise prices equal to market on the day of the grant. One-third of the stock option grant is vested in each of the three successive years after the date of grant. Vesting in the restricted stock awards is over a three-year period from the date of grant. All restricted shares outstanding as of December 27, 1992, became fully vested because of the spin-off. The compensation cost associated with these awards is amortized to expense over the vesting period. In 1991, the Company adopted an Equity Compensation Plan for Non-Employee Directors (EC Plan).
The EC Plan provides for two grants of the Company's stock; the first grant is automatic and equals 20% of the Director's annual retainer and the second grant is elective and covers the balance of the retainer. The compensation cost associated with the EC Plan is amortized over the Director's term. In 1992, all grants under the restricted stock plan were accelerated to fully vest because of the spin-off.

Changes in stock options are as follows:

- --------------------------------------------------------------------------------
                                                                    Price range
                                                     Shares         per share
- --------------------------------------------------------------------------------
Outstanding at December 30, 1990                   1,788,400       $14.50-$30.50

Granted                                              154,800              $19.38
Cancelled                                            (53,200)      $21.25-$24.63
Exercised                                            (85,500)      $14.50-$21.75
- --------------------------------------------------------------------------------
Outstanding at December 29, 1991                   1,804,500       $14.50-$30.50

Adjustment due to ACX Technologies, Inc. spin-off   (147,400)                 --

Granted                                                   --                  --

Cancelled                                            (90,600)      $14.50-$30.50

Exercised                                           (276,100)      $13.00-$24.63
- --------------------------------------------------------------------------------
Outstanding at December 27, 1992                   1,290,400       $13.00-$30.50

Granted                                               83,000       $16.44-$16.50

Cancelled                                            (60,100)      $13.24-$21.35

Exercised                                           (465,000)      $10.82-$18.36
- --------------------------------------------------------------------------------
Outstanding at December 26, 1993                     848,300       $10.82-$22.75
================================================================================
Options exercisable at:

  December 27, 1992                                1,156,100

  December 26, 1993                                  841,300
================================================================================

Common stock reserved for options, and restricted stock awards totaled 2,331,800 shares as of December 26, 1993, and 1,864,100 shares as of December 27, 1992.

In January 1993, the number and exercise price of all options outstanding at the time of the ACX Technologies spin-off were adjusted to compensate for the economic value of the options as a result of the distribution to shareholders. The options of officers who transferred to ACX Technologies were cancelled. The net effect of these adjustments decreased the number of options outstanding by 147,400.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, real estate and interest-bearing investments. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount which can be deducted for federal income tax purposes. Total expense for these plans, as well as a savings and investment (thrift) plan, was $39,873,000 in 1993, $20,282,000 in 1992 and
$14,635,000 in 1991. The 1993 increase in plan expense resulted primarily from the offering of the early retirement program and plan changes. Included in the 1993 service cost is $16.5 million which was the result of the early retirement program. That 1993 expense has been included in restructuring costs (Note 9).

                                                        For the years ended
                                                      -----------------------
                                            December 26,  December 27,  December 29,
                                                   1993          1992          1991
                                            ------------  ------------  ------------
                                                         (In thousands)
Service cost-benefits earned during
  the year                                  $ 27,089      $ 10,873      $  8,291

Interest cost on projected benefit
  obligations                                 24,332        20,818        18,479

Actual (gain) loss on plan assets            (35,329)       (9,748)      (38,637)

Net amortization and deferral                 16,929        (7,639)       21,639
                                             -------       -------      --------
Net pension expense                         $ 33,021      $ 14,304      $  9,772
                                             =======       =======       =======

/TABLE

The funded status of the pension plans and amounts recognized in the Consolidated Balance Sheet are as follows:

                                                                    As of
                                                           -----------------------
                                                         December 26,     December 27,
                                                                1993             1992
                                                         ------------     ------------
                                                                   (In thousands)
Actuarial present value of accumulated plan benefits,
  including vested benefits of $273,589 in 1993 and
  $185,351 in 1992                                        $290,318       $194,750
                                                           -------        -------
Projected benefit obligations for
  service rendered to date                                $380,594       $268,435

Plan assets available for benefits                         253,526        202,809
                                                           -------        -------
Plan assets less than projected benefit obligations        127,068         65,626

Unrecognized net loss                                      (94,416)       (46,315)

Prior service cost not yet recognized                      (25,402)       (19,237)

Unrecognized net asset being recognized over 15 years       10,872         12,561
                                                           -------        -------
Net accrued pension liability                             $ 18,122       $ 12,635
                                                          ========        =======

Significant assumptions used in determining the valuation of the projected benefit obligations as of the end of 1993, 1992 and 1991 were:

                                                    1993        1992       1991
                                                    -----       -----      ----
Settlement rate                                     7.25%       8.75%      8.75%

Increase in compensation levels                     5.00%       5.75%      5.75%

Rate of return on plan assets                       9.50%      10.50%     10.50%
/TABLE

NOTE 8:

Non-Pension Postretirement Benefits

The Company has defined benefit postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement required the recognition of postretirement benefits expense on an accrual basis during the employee's active working career and the recognition of a minimum liability for the amount of unfunded accumulated postretirement benefit obligation.

The transition effect of adopting FAS 106 in 1992 resulted in an after-tax charge to 1992 earnings of $52 million, $13.2 million of which is included in results of discontinued operations, for the year ended December 27, 1992.
The on-going effect of adopting the new standard increased net periodic postretirement pretax benefit cost by $5.6 million in 1993 and by $7.4 million in 1992, $1.6 million of which is included in results of discontinued operations.

This obligation was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 12% in 1992 to 5.25% in the year 2006. The effect of an annual 1% increase in trend rates would increase the accumulated postretirement benefit obligation by approximately $10.5 million and $5.8 million in 1993 and 1992, respectively. The effect of a 1% increase in trend rates also would have increased the ongoing annual cost by $1 million and $1.1 million in 1993 and 1992, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.75% at December 26, 1993 and December 27, 1992, respectively.
The 1993 increase in plan expense resulted principally from an early retirement program. Included in the 1993 service cost is $7.7 million which was the result of the early retirement program. That 1993 expense has been included in Restructuring Costs (See Note 9).

Net periodic postretirement benefit cost included the following:

                                                        For the years ended
                                                     -----------------------
                                                    December 26,   December 27,
                                                           1993           1992
                                                    ------------   ------------
                                                           (In thousands)
Service cost-benefits attributed to service
  during the period                                   $ 10,163        $  2,526

Interest cost on accumulated postretirement
  benefit obligation                                     5,311           4,859

Amortization of net gain                                  (239)             --

Return on plan assets                                       --              --
                                                       -------          ------
Net periodic postretirement benefit cost              $ 15,235         $ 7,385
                                                       =======          ======

The funded status was as follows:

                                                              As of
                                                    --------------------------
                                                    December 26,   December 27,
                                                           1993           1992
                                                    ------------   ------------
                                                           (In thousands)
Accumulated postretirement benefit obligation:

  Retirees                                             $ 43,254       $  9,829

  Fully eligible active plan participants                16,737         13,275

  Other active plan participants                         35,008         44,931
                                                       --------       --------
  Total                                                  94,999         68,035

  Plan assets at fair value                                  --             --
                                                       --------       --------

  Accumulated postretirement obligation in
    excess of plan assets                                94,999         68,035

  Unrecognized net loss                                 (18,273)            --

  Unrecognized prior service cost                         4,578             --
                                                       --------       --------

  Accrued postretirement benefit obligation
    in the Consolidated Balance Sheet                  $ 81,304       $ 68,035
                                                       ========       ========

/TABLE

NOTE 9:

Special Charges

Fourth quarter results for 1993 include several special charges. These special charges are shown as a separate item in the accompanying Consolidated Statement of Income and resulted in a pretax charge of $122.5 million, or $1.98 per share after income tax. A restructuring charge, which totalled $109.5 million, or $1.77 per share after income tax, resulted from the Company's announcement in July 1993, of a restructuring program designed to reduce costs, improve operating efficiencies and increase shareholder value. The restructuring charge includes $70.2 million for voluntary severance and early retirement incentives designed to reduce the Company's white-collar work force, as well as $39.3 million for workplace redesign, asset write-downs and other expenses related to profit improvement initiatives. Substantially all of the payments for voluntary severance and early retirement incentives occurred in 1993. Of the $39.3 million, approximately $22 million relates to workplace redesign and other expenses related to profit improvement initiatives, and approximately $17.3 million relates to asset write-downs. Other special charges unrelated to the profit improvement initiatives totalled $13 million for the write-down of certain distributor assets and a provision for environmental enhancements.

Fourth quarter results for 1991 include a non-cash pretax charge of $29.6 million related to asset write-downs at Coors Energy Company. Certain assets of Coors Energy Company were evaluated for disposition, and the net book value of these assets was adjusted to estimated fair market value. The impact of the asset write-down on 1991 earnings was $9.9 million, or $0.26 per share, and reflects a tax benefit from the reversal of deferred taxes previously recorded at higher tax rates.

NOTE 10:

Commitments and Contingencies

It is the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation and general liability contract deductibles.

In 1993, CBC entered into a five-year supply contract to purchase substantial amounts of packaging raw materials from two subsidiaries of ACX Technologies. These contracts are for pre-determined quantities and based on market pricing.

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACXT) were sued by TransRim Enterprises (USA) Ltd. in Federal District Court for the District of Colorado. ACC, CBC and their former affiliates are parties to a joint defense agreement concerning defense of the case and allocation of liability, if any. TransRim alleges that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which have been removed from the case on a defendants' summary judgment motions. TransRim seeks damages for unjust enrichment from alleged savings to CBC in purchases of paper board from other suppliers. The matter is scheduled for trial beginning in April 1994. Management believes that ACC and CBC have meritorious defenses and that the ultimate outcome will not have a material impact on the Company's financial position and results of operations.

In 1992, CBC appealed to the U.S. Circuit Court of Appeals for the First Circuit seeking a review of a ruling of the U.S. District Court for the State of New Hampshire. The District Court had upheld a 1991 U.S. Bankruptcy Court order awarding damages of $10 million, plus interest and attorneys' fees, to a former beer distributor. In the fourth quarter of 1993, CBC entered into a settlement of this matter and a related case. The settlement was within the amount of reserves previously established for the matter.

In 1993, CBC continued to perform under an agreement, established in 1990, to purchase 5.4 billion aluminum can bodies over an indefinite period of time with no annual minimum purchase requirement. The contract may be terminated by either party pursuant to the occurrence of certain events.

In 1993, a subsidiary of CBC continued to participate in an agreement to purchase coal for CBC's steam generation facility. The agreement runs for a five-year period beginning in 1990 and requires the purchase of a minimum of 330,000 tons of coal per contract year.

In July 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. The cash surrender value under these policies, net of outstanding loans, approximates $5,952,000. Policyholders have been notified that all claims, benefits and annuity payments will continue to be paid in full; however, at this time policyholders are able to only partially redeem their policies for cash.

In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multi-year signage and advertising package. This commitment, totalling approximately $30,000,000, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid.

During the fourth quarter of 1991, the Company was named with 37 other defendants in a lawsuit filed in U.S. District Court. The plaintiffs were the City and County of Denver, Waste Management of Colorado, Inc., and Chemical Waste Management, Inc. The suit sought recovery of $20,000,000 in Lowry costs and a declaratory judgment that defendants are liable for all prior and future site costs.

In 1993, the Company reached an agreement with the plaintiffs to resolve the Company's CERCLA liabilities at Lowry. The initial payments are based upon an assumed present value of $120,000,000 in total site remediation costs.
The agreement provides for the Company to pay a varying share of costs if the total is in excess of this amount. The Company does not believe that significant cost overruns are likely. Under the agreement, the Company pays its funds into a trust to be applied to site remediation and operating and maintenance costs. The payments are made in annual installments beginning in 1993. None of these payments are expected to be material to the Company's cash flow or financial position. The terms did not result in any adjustment to the $30,000,000 reserve established in 1990.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some instances, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion these suits will not result in liabilities to such extent that they would materially affect the Company's financial position.

NOTE 11:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 26, 1993. The third quarter is a 16-week period; all other fiscal quarters are 12 weeks.

As described in Note 9, income from continuing operations in the fourth quarter of 1993 was reduced by special pretax charges of $122,540,000, or $1.98 per share.

Income from continuing operations in the fourth quarter of 1992 was reduced by asset write-downs totaling $1,845,000, or $0.05 per share, a $1,747,000, or $0.05 per share adjustment to inventories and a $1,717,000, or $0.05 per share, adjustment due to change in accounting estimates.

Income from discontinued operations in the fourth quarter of 1992 was reduced by a pretax charge of $13,700,000, or $0.36 per share, related to the restructuring of certain operations at ACXT subsidiaries.

                                              ADOLPH COORS COMPANY AND SUBSIDIARIES
                                             QUARTERLY FINANCIAL STATEMENT  (UNAUDITED)



                                                  First          Second          Third          Fourth          Year
                                                 -------         ------          -----          ------          ----
                                                                (In thousands, except per share data)
1993
Net sales                                        $295,983        $412,868       $535,627       $ 337,333      $1,581,811
                                                  -------         --------       -------        --------       ---------
Cost of goods sold                                198,905         257,539        349,149         231,271       1,036,864

Marketing, general and administrative              82,747         115,803        158,288          97,292         454,130

Research and project development                    2,602           2,833          4,506           3,067          13,008

Special charges including
  restructuring charge                                 --              --             --         122,540         122,540

Other (income) expense-net                          3,374           2,904          3,696           2,125          12,099
                                                  -------         -------        --------        -------       ---------
  Total costs and expenses                        287,628         379,079        515,639         456,295       1,638,641
                                                  -------         -------        --------        -------       ---------
Income (loss) before income taxes                   8,355          33,789         19,988        (118,962)        (56,830)

Income tax expense (benefit)                        3,700          14,900         10,400         (43,900)        (14,900)
                                                  -------         -------        -------        --------       ---------
Net income (loss)                                $  4,655        $ 18,889       $  9,588       $ (75,062)     $  (41,930)
                                                  =======         =======        =======        ========       ==========
Per share of common stock:

Net income (loss) per share of common stock      $   0.12        $   0.50       $    0.25      $   (1.97)     $    (1.10)
                                                  ========        =======        ========       ========       ==========


                                                  First          Second          Third          Fourth          Year
                                                 -------         ------          -----          ------          ----
                                                                (In thousands, except per share data)
1992
Net sales                                        $285,840        $408,714       $516,992       $ 339,242      $1,550,788
                                                 --------         -------       --------        --------      ----------
Cost of goods sold                                189,780         262,212        338,270         245,282       1,035,544

Marketing, general and administrative              90,803         116,749        128,884          93,137         429,573

Research and project development                    3,081           3,060          3,367           2,862          12,370

Other (income) expense-net                          2,870           3,955          3,822           4,025          14,672
                                                  -------         -------        --------       --------       ---------
  Total costs and expenses                        286,534         385,976        474,343         345,306       1,492,159
                                                  -------         -------        --------       --------       ---------
Income (loss) before income taxes                    (694)         22,738         42,649          (6,064)         58,629

Income tax expense (benefit)                         (100)          7,800         17,800          (2,600)         22,900
                                                  -------         -------        -------        --------       ---------
Income (loss) from continuing operations             (594)         14,938         24,849          (3,464)         35,729

Net income (loss) from discontinued operations    (12,101)          3,324         (1,404)        (19,234)        (29,415)
                                                  -------         -------        -------        --------       ---------

Net Income (loss) before cumulative effect of
  change in accounting principles                 (12,695)         18,262         23,445         (22,698)          6,314

Cumulative effect of change in accounting for
  postretirement benefits (net of tax)            (38,800)             --             --              --         (38,800)

Cumulative effect of change in accounting for
  income taxes                                     30,500              --             --              --          30,500
                                                  -------         -------        -------        --------      ----------
Net income (loss)                                $(20,995)       $ 18,262       $ 23,445       $ (22,698)     $   (1,986)
                                                  =======         =======        =======        ========       =========
Per share of common stock:

Income (loss) from continuing operations         $  (0.02)       $   0.40       $   0.66       $   (0.09)     $     0.95

Net income (loss) from discontinued operations      (0.32)           0.09          (0.04)          (0.51)          (0.78)
                                                  -------         -------        -------        --------       ---------
Net Income (loss) before cumulative effect of
  change in accounting principles                   (0.34)           0.49           0.62           (0.60)           0.17

Cumulative effect of change in accounting for
  postretirement benefits                           (1.03)             --             --              --           (1.03)

Cumulative effect of change in accounting for
  income taxes                                       0.81              --             --              --            0.81
                                                  -------         -------        -------        --------       ---------
Net income (loss) per share of common stock      $  (0.56)       $   0.49       $   0.62       $   (0.60)     $    (0.05)
                                                  ========        =======        =======        ========       ==========

ITEM 9.  Disagreements on Accounting and Financial Disclosure

Within the last two fiscal years there have been no changes in the Company's independent accounting firm or disagreements on accounting and financial statement disclosure matters.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a)  Directors

JOSEPH COORS (Age 76) is presently Vice Chairman of Adolph Coors Company and has served in such capacity since 1975. He has served as a Director since 1942. He retired from day-to-day operations in December 1987. He serves as chairman of the Compensation Committee and is a member of the Executive Committee and the Audit Committee. He is also a Director of CBC and ACXT.

PETER H. COORS (Age 47) has served as a Director of Adolph Coors Company since 1973. Prior to 1993, he served as Executive Vice President of Adolph Coors Company and Chairman of the Brewing Group. In December 1993, he was named interim treasurer. Also in 1993, he became Vice President and Secretary of Adolph Coors Company and was elected CEO and Vice Chairman of CBC. He is also a member of the Board of Directors of CBC. He serves as a member of the Debt Pricing Committee and the Executive Committee. In his career at Coors, he has served in a number of different positions, including Divisional President of Sales, Marketing and Administration and Secretary (1982-1985), Senior Vice President, Sales and Marketing (1978-1982), Vice President (1976-
1978), and Assistant Secretary and Assistant Treasurer (1974-1976).

WILLIAM K. COORS (Age 77) is Chairman of the Board and President of Adolph Coors Company and has served in such capacities since 1970 and 1989, respectively. He has served as a Director since 1940. He serves as Chairman of the Debt Pricing Committee and the Executive Committee. He is also a director and Chairman of the Board of CBC and ACXT.

J. BRUCE LLEWELLYN (Age 66) has served as a Director and member of the Audit Committee since 1989. In 1993, he was named chairman of the Audit Committee. As of 1993, he also serves on the Compensation Committee. He is a member of the Board of Directors of CBC. He is an attorney and involved in the management of several businesses in which he is an investor. He is presently the Chairman of the Board and Chief Executive Officer of Philadelphia Coca Cola Bottling, Inc., Queen City Broadcasting, Inc. and Garden State Cablevision, Inc. He is also a Director of Manufacturers Hanover Trust/Chemical Bank and QVC, Inc.

LUIS G. NOGALES (Age 50) is a Director and member of the Audit Committee and has served in such capacities since 1989. In 1993, he also became a member of the Compensation Committee. He is a member of the Board of Directors of CBC. He is Chairman and Chief Executive Officer of Embarcadero Media, Inc., a media (radio) acquisition company in Los Angeles. In the past he was president of Nogales Partners (1990 to present), a media acquisition firm, general partner of Nogales Castro Partners (1989-1990), President of Univision, the nation's largest Spanish language television network (1986-
1988) and Chairman and Chief Executive Officer of United Press International (1983-1986). From 1981-1983 he served as Senior Vice President of Fleishman-Hillard, Inc. He is also a Director of Southern California Edison Company and SCEcorp.

It is the Company's intent to name one additional independent director in 1994.

(b)  Executive Officers

Of the above directors, Peter H. Coors and William K. Coors are executive officers of Adolph Coors Company and CBC. The following also were executive officers of the Company on March 18, 1994:

ALVIN C. BABB (Age 61) has served as Executive Vice President, Operations and Technology for CBC since 1983. Prior to becoming Executive Vice President of CBC, he served as Group Vice President of Brewery Operations (1982-1983), Senior Vice President of Brewery Operations (1981-1982) and Senior Vice President of Plant Operations (1978-1981). He has been with the company for more than 40 years. He is a member of the Master Brewing Association of America.

W. LEO KIELY, III (Age 47) became President and Chief Operating Officer of CBC as of March 1, 1993. Prior to joining Coors, he served as Division Vice President and then Central Division President of Frito-Lay, Inc., a subsidiary of PepsiCo, in Plano, Texas. From 1989-1991, he served as Senior Vice President of Field Operations, overseeing the operations of Frito-Lay's four regional business teams. From 1984-1989, he was the Vice President of Sales and Marketing for Frito-Lay.

ROBERT D. KLUGMAN (Age 46) was named Vice President of Corporate Development in July 1993. Prior to that, he was Vice President of Brand Marketing, a position he held from 1981-1987, and again from 1990-1993. From 1987-1990, he was Vice President of International Development and Marketing Services. Before joining Coors, Klugman was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

M. CAROLINE TURNER (Age 44) was named Vice President and Assistant Secretary of ACC and Vice President, Chief Legal Officer and Assistant Secretary of CBC in 1993. In the past she served as Vice President, Legal (1991-December 1992) and Director, Legal (1986-February 1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen (1983-
1986), an associate for Holme Roberts & Owen (1977-1982) and a clerk in the U.S. 10th Circuit Court of Appeals (1976-1977).

WILLIAM H. WEINTRAUB (Age 51) joined CBC as Vice President of Marketing in July 1993. Prior to joining Coors, he directed all marketing and advertising for Tropicana Products as Senior Vice President. From 1982-1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales. He also held a number of positions at Procter and Gamble from 1967-1982.

The Company is actively searching for a new Chief Financial Officer.

ACC and CBC employ a number of other officers who are not considered executive officers of the Registrant as defined under SEC regulations.

Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors are elected at the Annual Shareholders' Meeting held on the Thursday of the second full week of May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected as such.

(d)  Family Relationships

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Section 16 Disclosures

All filing and disclosure requirements were met in 1993.

ITEM 11.  Executive Compensation

I.  SUMMARY COMPENSATION TABLE

- ----------------------------------------------------------------------------------------------------------------------------------
                                           ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                                                    Awards            Payouts

NAME & PRINCIPAL POSITION     YEAR      SALARY      BONUS      OTHER      RESTRICTED    SECURITIES     LTIP      ALL OTHER
                                          ($)        ($)       ANNUAL        STOCK      UNDERLYING    PAYOUTS       COMP
                                                     (a)       COMP($)        ($)         OPTIONS       ($)          ($)
                                                               (d)(e)         (b)         (#)(f)        (c)        (f)(g)
- ----------------------------------------------------------------------------------------------------------------------------------
William K. Coors, Chairman    1993      256,000     1,938           0           0              0           0      65,539
of the Board                  1992      256,000         0      27,288           0              0           0      58,153
                              1991      256,000         0           0           0              0           0
- ----------------------------------------------------------------------------------------------------------------------------------
Peter H. Coors, Vice Chairman 1993      465,688    44,185      13,041      49,312         30,000           0       8,622
& CEO of Coors Brewing        1992      465,061         0      18,593           0              0     491,302       7,257
Company                       1991      465,004    27,796           0       58,125         30,000          0
- ----------------------------------------------------------------------------------------------------------------------------------
W. Leo Kiely III, President   1993      310,000   187,251     309,121       16,500        10,000           0       6,198
& COO of Coors Brewing        1992
Company                       1991
- ----------------------------------------------------------------------------------------------------------------------------------
Alvin C. Babb, Executive VP,  1993      278,800    27,333      11,538        4,931         3,000           0      15,239
Operations & Technology       1992
                              1991
- ----------------------------------------------------------------------------------------------------------------------------------
William H. Weintraub,         1993      120,271   106,397      33,084           0              0           0       5,733
VP, Marketing                 1992
                              1991
- ----------------------------------------------------------------------------------------------------------------------------------
/TABLE

(a)     Amounts awarded under the Annual Cash Incentive Award Programs.

(b) In 1993, restricted stock was granted to three of the named officers. The number of grants and their values at December 26, 1993, are as follows: Peter H. Coors - 3,000 shares valued at $47,250; W. Leo Kiely III - 1,000 shares valued at $15,750; and Alvin C. Babb - 300 shares valued at $4,725.

        Restricted stock awards granted in 1993 have a three-year vesting period based on year of grant and expire with termination of employment. Dividends are paid to the holders of the grants during the vesting period.

        No restricted stock grants were made in 1992. In 1992, all restricted stock grants existing as of December 27, 1992 became vested due to the spin-off. No restricted stock grants were outstanding as of December 27, 1992.

(c)     In 1992, cash was paid under CBC's 1990 Long-Term Incentive
        Plan for the three-year performance period ended December 27, 1992.

(d) Under the 1983 Non-Qualified Stock Option Plan, the Company reimburses a portion of the taxes the executive will incur. In 1993, both W. Leo Kiely III and William H. Weintraub received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. Perquisites for both included moving expenses of $299,639 for W. Leo Kiely III and $28,320 for William H. Weintraub. In 1992, William K. Coors had perquisites including personal use of the Company's Lear jet - $13,118 and auto allowance - $8,694.

(e) In accordance with the transitional provisions applicable to the revised rules on executive officer compensation disclosure adopted by the Securities and Exchange Commission, amounts of "Other Annual Compensation" and "All Other Compensation" are excluded for the Company's 1991 fiscal year.

(f)     No stock option grants were made in 1992.

(g) The amounts shown in this column are attributable to the officer life insurance and 401(k) plans. The named executives receive officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and for the majority of the officers, the salary continuation agreement becomes effective. The officer life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The 1993 annual benefit for each executive: William K. Coors - $65,539; Peter H. Coors -
        $4,125; W. Leo Kiely III - $0; Alvin C. Babb - $7,409; William H. Weintraub - $2,758. The Company's 50% match on the first 6% of salary contributed by the officer to the ACC's qualified 401(k) plan is $4,497 each for Peter H. Coors and Alvin C. Babb. The match for William H. Weintraub was $2,975.


II.  OPTION/SAR GRANTS TABLE

                                                 OPTIONS Grants in Last Fiscal Year
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                                   AT ASSUMED RATES OF STOCK PRICE
                                       INDIVIDUAL GRANTS                                           APPRECIATION FOR OPTION TERM

                       NUMBER OF            % OF TOTAL
                       SECURITIES             OPTIONS
                       UNDERLYING           GRANTED TO            EXERCISE OR
                     OPTIONS GRANTED        EMPLOYEES IN          BASE PRICE        EXPIRATION
       NAME                (#)              FISCAL YEAR           ($/SHARE)            DATE               5%            10%
- ----------------------------------------------------------------------------------------------------------------------------------
Peter H. Coors         30,000 (a)              36%                $16.44            01/01/03        $276,528          $732,418


- ----------------------------------------------------------------------------------------------------------------------------------
W. Leo Kiely III       10,000 (a)              12%                $16.50            03/01/03        $ 91,551          $243,514


- ----------------------------------------------------------------------------------------------------------------------------------
Alvin C. Babb           3,000 (a)               4%                $16.44            01/01/03        $ 27,653          $ 73,242


- ----------------------------------------------------------------------------------------------------------------------------------
/TABLE

(a) One-third of the grant is vested in each of the three successive years after the date of grant. The grants have a term of ten years with the prices equal to market on the day of the grants. There are no other material terms.

No grants were made in 1992. In 1992, ACC approved the adjustment of all options outstanding as of December 27, 1992, for both the amount and exercise price pursuant to a formula which retained the same option spread for the employee after the spin-off as had existed immediately prior to the spin-off.

III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR
Value

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                          SHARES          VALUE REALIZED    UNDERLYING UNEXERCISED OPTIONS                 IN-THE-MONEY
                       ACQUIRED ON           (a)($)                AT FY-END (#)(b)                     OPTIONS AT FY-END ($)(b)
                       EXERCISE (#)

       NAMES                                                  Exercisable     Unexercisable           Exercisable    Unexercisable
- ----------------------------------------------------------------------------------------------------------------------------------
Peter H. Coors           15,338                81,508          129,270            43,410               141,554          17,455
- ----------------------------------------------------------------------------------------------------------------------------------
W. Leo Kiely III              0                     0                0            10,000                     0               0
- ----------------------------------------------------------------------------------------------------------------------------------
Alvin C. Babb            10,057                72,111           24,673             3,939                23,226           1,222
- ----------------------------------------------------------------------------------------------------------------------------------
/TABLE

(a) Values stated are the bargain element paid in 1993, which is the difference between the option price and the market price at the time of exercise.

(b) After the adjustment for the spin-off and as also discussed in Item 11, II.


IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE - There were no awards under any long-term incentive plans in 1993.

V.   PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

Average Annual                                     YEARS OF SERVICE
Compensation           ---------------------------------------------------------
                           10              20             30               40
- --------------------------------------------------------------------------------
$  125,000            $  21,875       $  43,750       $ 65,625       $  71,875
   150,000               26,250          52,500         78,750          86,250
   175,000               30,625          61,250         91,875         100,625
   200,000               35,000          70,000        105,000         115,000*
   225,000               39,375*         78,750*       118,125*        129,375*
   250,000               43,750*         87,500*       131,250*        143,750*
   275,000               48,125*         96,250*       144,375*        158,125*
   300,000               52,500*        105,000*       157,500*        172,500*
   325,000               56,875*        113,750*       170,625*        186,875*
   350,000               61,250*        122,500*       183,750*        201,250*
   375,000               65,625*        131,250*       196,875*        215,625*
   400,000               70,000*        140,000*       210,000*        230,000*
   425,000               74,375*        148,750*       223,125*        244,375*
   450,000               78,750*        157,500*       236,250*        258,750*
- -------------------------------------------------------------------------------
/TABLE

*Maximum permissible benefit under ERISA from the qualified retirement income plan for 1993 was $115,641 and annual compensation in excess of $235,840 is not considered for benefits under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums. The plan is unfunded.

Annual average compensation covered by the retirement plan and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors - $241,000 and 54 years; Peter H. Coors - $450,229 and 22 years; and Alvin C. Babb - $272,060 and 40 years. Because both W. Leo Kiely III and William H. Weintraub had not been employed for one full year as of December 26, 1993, neither had compensation covered by the retirement plan.

The Company's principal retirement income plan is a defined benefit plan.
The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1993, in which the ratio of plan contributions to total compensation covered by the plan was approximately 4.4%. Covered compensation is defined as the total base compensation (average of three highest consecutive years out of the last ten) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code
Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement under the plan is age 65. An employee with at least 10 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement. The amount of pension actually accrued under the pension formula is in the form of a straight line annuity.

In addition to the annual benefit from the qualified Retirement Plan, two of the named executives are covered by salary continuation agreements. These agreements provide for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years, plus a 50% survivor benefit for the surviving spouse. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1993 eligible salary amounts as representative of the final pay, the estimated annual benefit upon normal retirement for these officers would be:
Peter H. Coors - $135,200; and Alvin C. Babb - $83,600.

Compensation of Directors

The Company adopted the Equity Compensation Plan for Non-Employee Directors (the EC Plan) effective May 16, 1991, amended and restated on August 13, 1992. The EC Plan provides for two grants of Adolph Coors Company's Class B (non-voting) common stock to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved 50,000 shares of stock to be issued under the EC Plan. The retainer for the 1992-1993 term was $25,000 plus $1,500 per meeting. Beginning with the 1993-1994 annual term the Company increased the NE directors' annual retainer to $32,000.

The NE members of the Board of Directors in 1993 were paid 50% of the $25,000 annual retainer for the 1992-1993 term plus $1,500 per meeting and 50% of the $32,000 annual retainer for the 1993-1994 term and reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending Board of Directors or committee meetings and in connection with any other company business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation and secretarial support from the Company.

Employment Contracts and Termination of Employment Arrangements

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company has appointed a special compensation committee to approve and monitor performance criteria in certain performance based executive compensation plans for 1994.

The company has no agreements with executives or employees providing employment for a set period. W. Leo Kiely III, President and COO, has an arrangement with the company that provides for a guaranteed bonus equal to 50% of base salary for the first and second year of his employment (1993 and 1994). In the event of termination without cause, prior to June 1, 1995, the company would pay his base monthly salary, plus the guaranteed bonus, for 30 months. Thereafter, Mr. Kiely would receive his then current salary for 18 months plus 1 1/2 times his last bonus amount. In either case, health benefits would continue through the payout period or when he commenced other employment if earlier.

William H. Weintraub, Vice President, Marketing, has an arrangement providing for a guaranteed bonus equal to 40% of base salary for 1993 and 1994. It provides that, if Mr. Weintraub were terminated without cause during the first two years of employment prior to July 1, 1995, he would receive 15 months of salary plus the 40% bonus for that period.

In 1993, Alvin C. Babb, Executive Vice President, Operations and Technology, and the company entered into an arrangement providing for certain payments to Mr. Babb if his employment terminates on or before December 31, 1996. The company would pay Mr. Babb an amount equal to two times his salary plus a lump-sum payment under his salary continuation agreement using a 5% discount factor and would pay any differential between medical benefits then provided and medical benefits provided under the company's 1993 medical program.

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

                                     COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
                                   COORS COMMON, S & P COMPOSITE-5OO AND S & P BEVERAGES-ALCOHOLIC


                                              Indexed/Cumulative Returns
                                              -------------------------------------------------                                Base
                             Period     Return     Return     Return     Return     Return
Company/Index Name            1988       1989       1990       1991       1992**     1993
- -------------------         -------     ------     ------     ------     ------     ------
S & P Composite-500           100       131.69     127.60     166.47     179.15     197.21
S & P Beverages-Alcoholic     100       136.34     142.56     195.68     186.31     176.64
Coors                         100       101.27     107.61     112.90     134.62     136.35

*Assumes that the value of the investment in Coors Common Stock and each index was $100 on December 25, 1988, and that all dividends were reinvested.

**Results are adjusted for the December 1992 spin-off of ACXT.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for Adolph Coors Company. This report presents Adolph Coors Company's compensation philosophy for fiscal year 1993.

Overview of Compensation Strategy for Executives

Under the supervision of the three-member 1993 Compensation Committee of the Board of Directors, the Company continued to support the compensation policies, plans and programs developed in 1992, which sought to enhance the profitability of the Company by linking financial incentives of senior management with the Company's financial performance. The Compensation Committee of the Board recognized that 1993 was a year of transition with major changes occurring in management and in the company. New compensation policies, plans and programs will be developed in 1994.

In furtherance of the profitability goal, annual base salaries were set at median levels found in the external market so that the Company relied to a large degree on annual incentive compensation to reward corporate officers for superior corporate and business unit performance. Annual incentive compensation strategies were variable and closely tied to corporate performance in a manner designed to encourage a continuing focus on improved profitability.

The Compensation Committee also endorsed the position that stock ownership by management was beneficial in aligning management interest with shareholders to enhance shareholder value. Consequently, the compensation strategy provided incentives for management to increase equity participation in the Company.

The Compensation Committee's compensation strategy for the CEO and other executive officers consisted of:

     * targeting base salary to the 50th percentile of relevant, broadly-defined external markets;

     * providing an annual cash incentive award targeted to the 75th percentile of the same external markets;

     * the equity portion of the long-term incentive award provided ownership opportunities through the Non-Qualified Equity Incentive Plan.

Relationship of Performance to Specific Elements of the Compensation Strategy

Following are brief descriptions which outline details and performance measures of each component of the 1993 executive compensation strategy.

Base salary

The Company used compensation survey data to determine salaries competitive at the 50th percentile for like positions in similar sized manufacturing companies. Company size was determined by total net sales since a correlation exists between salary amounts and total sales.

Salary ranges were established for executives by using the 50th percentile market data as the mid-point and surrounding it with a 50% spread between minimum and maximum. Where the executive was paid within that range was determined by individual performance and the company's ability to pay. The salary range could be viewed as a continuum based on experience and performance:

     * Newly-hired or -promoted executives who have little performance history in the position were normally paid below the mid-point.

     * Consistent with Coors' compensation strategy, the market 50th percentile was the targeted salary for executives who are fully experienced and fully contributing in the position.

     * Base salary above the 50th percentile was used to recognize contributions beyond those normally associated with the position.

Annual Cash Incentive Award

In 1993, executive officers of Adolph Coors Company who are also executive officers of Coors Brewing Company (CBC), and executive officers of CBC had an opportunity to earn an annual bonus through the Coors Brewing Company employee-wide, profit sharing plan. Annual pre-tax profit targets as approved by the Compensation Committee were met, payouts to all employees were based on an equal percentage of their 1993 eligible earnings.

In 1993, the executive officers of CBC also had an opportunity to earn an annual bonus through the Management Incentive Program. The annual pre-tax profit and payout percentage was stated with an acceptable performance range starting from threshold to a maximum as approved by the Compensation Committee. The approved annual pre-tax profit targets were met, and payouts to all eligible employees were based on a percentage of their 1993 base salary.

In 1993, the Chief Operating Officer and Vice President of Marketing, as part of their employment contracts, earned a cash incentive award based on a percentage of their 1993 base salary.

In 1993, the Company undertook several strategic initiatives -- including a voluntary separation package -- to better position the Company for profitable growth. This resulted in some significant asset write-downs and other restructuring expenses. The Company recognized the impact of these charges on earnings and approved the payout at the minimum profit level for the profit sharing plan.

Long-term Incentive Awards

In addition to receiving base salary and being eligible for annual cash incentive awards, executive officers of CBC were also provided an opportunity to earn a total long-term award targeted to the 75th percentile level of comparably sized companies paying long-term awards. This opportunity was provided by means of the Non-Qualified Equity Incentive Plan (NQEI) through grants of ACC restricted stock and non-qualified stock options.

The NQEI plan was administered by the Compensation Committee. That committee was composed entirely of non-employee, independent directors. The NQEI plan provided for two types of grants for key management employees: restricted stock awards and stock options. Both types of grants were subject to certain holding periods and other restrictions to encourage long-term ownership. The NQEI plan provided that options be granted at exercise prices equal to the market value on the date the option was granted.

CEO Compensation for 1993

The CEO's 1993 compensation did not reflect any of the incentive elements of the Company's compensation strategy. While fully supportive of the executive compensation strategy and fully committed to the Company goal of improved profitability, CEO William K. Coors has elected not to participate in the incentive program. It is Mr. Coors' belief that his compensation, although quite low relative to market and industry standards, is adequate to support his needs and that, given his strong commitment to corporate goals and objectives, financial incentives would not enhance his motivation to achieve superior performance. Consequently, the base annual salary of the CEO has been set at the current level for 11 years.

     Joseph Coors, Chairman
     J. Bruce Llewellyn
     Luis G. Nogales

Compensation Committee Interlocks and Insider Participation

Joseph Coors, J. Bruce Llewellyn and Luis G. Nogales served on the Compensation Committee during the past fiscal year. Joseph Coors, Chairman of the Compensation Committee, retired as the President and Chief Operating Officer of the Company in December 1987.

Joseph Coors owns a Coors beer distributorship in Cincinnati, Ohio. During 1993, this distributor purchased 71,035 barrels of beer from CBC at the same pricing available to independent distributors.

Joseph Coors is a director of both ACC and ACXT. He, along with William K. Coors, a Director of both ACC and ACXT, and Peter H. Coors, Director and an executive officer of ACC, and Jeffrey H. Coors and Joseph Coors, Jr., both directors and executive officers of ACXT, are trustees of several family trusts that collectively own a majority of the common stock of ACC and ACXT, or their subsidiaries, have certain business relationships and have engaged in certain transactions with one another, as described below. Such relationships and transactions are not, individually or in the aggregate, material to the Company.

In connection with the spin-off of ACXT in December 1992, CBC entered into market-based, long-term supply contracts with certain ACXT subsidiaries to provide packaging, aluminum and starch products to CBC. In addition, CBC sells brewery by-products to an ACXT subsidiary and sells aluminum scrap from CBC's can making operations to another ACXT subsidiary. The sales under these supply contracts are a material source of revenue for ACXT and provide CBC a stable source for a significant portion of its raw materials and packaging materials.

Also in connection with the spin-off, ACC and ACXT and their subsidiaries negotiated several other agreements, including employee matters, environmental management, tax sharing, trademark licensing and numerous one-year transitional agreements for various services and materials. A few service agreements between ACC and ACXT subsidiaries that extend beyond the now expired transitional period include agreements under which Coors Energy supplies natural gas to certain Colorado facilities of ACXT and an agreement by CBC to provide water and waste water treatment services for an ACXT ceramics facility. A joint defense agreement that commenced at the time of the spin-off is in effect with respect to the TransRim litigation described in Item 3, Legal Proceedings. A description of the foregoing agreements was included in the Company's report on Form 8-K dated December 27, 1992, in Exhibit B, "Information Statement dated December 9, 1992, mailed by the Company to its shareholders."

CBC is a limited partner in a limited partnership formed in connection with the spin-off, with an ACXT subsidiary as general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Each partner is obligated to make additional cash contributions of up to $500,000 upon call of the general partner. Distributions of $500,000 were made to both partners in 1993. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

In 1993, CBC sold certain laboratory facilities and technology to an ACXT subsidiary for approximately $350,000, the estimated fair value of the assets. In addition, certain subsidiaries of ACC and ACXT are parties to miscellaneous market-based transactions. For instance, CBC buys ceramic can tooling from an ACXT subsidiary to test on CBC can lines, CBC serves as aggregator for long distance telephone services for itself and certain ACXT companies, CBC leases office space to the limited partnership mentioned above and the partnership separately provides real estate management and administrative services to CBC.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of five percent of any class of voting securities, as of March 18, 1994:

                       Name and
                      Address of              Amount and Nature
  Title of            Beneficial               of Beneficial            Percent
   Class                Owner                     Ownership             of Class
  --------         ---------------            -------------------       --------
  Class A          Adolph Coors, Jr.          1,260,000 shares for        100%
  Common           Trust, Golden              benefit of William K.
  Stock            Colorado, William K.       Coors, Joseph Coors
  (voting)         Coors, Joseph Coors,       and May Coors Tooker
                   Joseph Coors, Jr.,         and their lineal
                   Jeffrey H. Coors and       descendants living
                   Peter H. Coors, Trustees   at distribution
/TABLE

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b) (1) following.

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors, and all executive officers and directors as a group, as of March 18, 1994:

                                                  Options/
                                                 Restricted
                                     Shares        Stocks
Title of       Name of            Beneficially     Awards                  Percent
Class        Beneficial Owner        Owned          (2)        Total       of Class
- --------     ----------------     ------------     ------      ------      --------
Class B      Joseph Coors                547 (1)      602        1,149 (1)   (1)
Common       Peter H. Coors           36,451 (1)  142,270      178,721 (1)   (1)
Stock        William K. Coors                (1)                       (1)   (1)
(non-        J. Bruce Llewellyn        1,983        1,083        3,066
voting)      Luis G. Nogales             464          352          816
             W. Leo Kiely III         10,000        4,333       14,333
             Alvin C. Babb               100       25,973       26,073
             William H. Weintraub

             All Executive
             Officers and
             Directors as a
             Group (10 persons)   19,306,317      213,160   19,519,477       53%
/TABLE

(1) William K. Coors and Peter H. Coors are two of the directors of the Adolph Coors Foundation, which owns 732,413 shares of Class B Common Stock. William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees, and beneficiaries or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,760,738 shares. These individuals, and others, are trustees of five trusts owning 1,762,921 shares. In certain of these trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 53% of the total number of shares of such class outstanding.

(2) This represents exercisable options to purchase shares under the Company's 1983 Non-Qualified Stock Option Plan and 1990 Non-Qualified Equity Incentive Plan that could be exercised as of March 18,1994. In addition, it reflects restricted stock awards granted under the 1990 Plan. Vesting in the restricted stock is over a three year period from date of grant. All restricted stock awards became fully vested at the time of the ACXT spin-off. In the event of a change in control of the Company, all vesting restrictions on the restricted stock awards would be lifted.

(c)  Changes in Control

There are no arrangements which would at some subsequent date result in a change of control of the Company.

ITEM 13.  Certain Relationships and Related Transactions

(a) & (b) For a description of certain business relationships and related transactions see the discussion under the caption "Compensation Committee Interlock and Insider Participation" contained in Item 11 of this report.

(c)  Indebtedness of Management

Loans are made available to employees in connection with the exercise of stock options. Amounts receivable from officers and directors for such loans in excess of $60,000 are shown on Schedule II.

There was no other indebtedness in excess of $60,000 between the Company and members of management or others that have a direct or indirect interest in the Company.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:  See index of finanical statements in Item 8.

     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial Statement Schedules for the years ended December 26, 1993, December 27, 1992 and December 29, 1991.

          Schedule II     -  Amounts Receivable from Related Parties and
                             Underwriters, Promoters and Employees other than Related Parties

          Schedule V      -  Property, Plant and Equipment

          Schedule VI     -  Accumulated Depreciation, Depletion and
                             Amortization of Property, Plant and Equipment

          Schedule VIII   -  Valuation and Qualifying Accounts

          Schedule IX     -  Short-term Borrowings

          Schedule X      -  Supplementary Income Statement Information

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          Report of Independent Accountants
                          on Financial Statement Schedules



To the Board of Directors
of Adolph Coors Company

Our audits of the consolidated financial statements referred to in our report dated March 4, 1994, appearing on page _____ of this Form 10-K, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE

Denver, Colorado
March 4, 1994

                                                            SCHEDULE II

                                               ADOLPH COORS COMPANY AND SUBSIDIARIES
                                      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


                                                 Balance
                                                   at
                                                beginning        Additions       Deductions        Balance at
Name of Debtor                                   of Year            (a)             (c)          end of Year(d)
- --------------                                  ---------        ---------       ----------      --------------
                                                                           (In thousands)

YEAR ENDED DECEMBER 29, 1991
- ----------------------------
Jeffrey H. Coors                                $   --          $   87          $    --                 $ 87
Joseph Coors, Jr.                                  238              --               --                  238
Peter H. Coors                                      --              90               --                   90
Norman E. Kuhl                                     174              --               --                  174
Albert D. Peer                                     225              --               --                  225
Alva C. Pipkin                                     138              --             (138)                  --
Robert C. Walker                                   114              94             (208)                  --
Sandra K. Woods                                    157              --             (157)                  --

All employees as a
group (16 persons)  (b)                         $1,062          $1,046          $(1,146)                $962


YEAR ENDED DECEMBER 27, 1992
- ----------------------------
Jeffrey H. Coors                                $   87          $   60          $  (147)(e)             $ --
Joseph Coors, Jr.                                  238              --             (238)(e)               --
Peter H. Coors                                      90              30               --                  120
Norman E. Kuhl                                     174              --             (174)                  --
Albert D. Peer                                     225              --             (225)(e)               --

All employees as a
group (27 persons)  (b)                         $  962          $2,613          $(3,443)                $132


YEAR ENDED DECEMBER 26, 1993
- ----------------------------
Peter H. Coors                                  $  120           $ 172          $  (292)                $ --


All employees as a group
  (3 persons)  (b)                              $  132          $  284          $  (416)                $ --

- ---------------------------
/TABLE

(a) Demand promissory notes issued in conjunction with the exercise of stock options and collateralized by the related Class B Common Stock.
     Interest is calculated using the lowest interest rates permitted under IRS rules on date the loan originates. The interest rate has fluctuated between 3.56% and 6.44%. Interest is payable quarterly or upon repayment of the loan.
(b) Includes notes issued to employees in excess of $100,000. The average number of days outstanding on these loans was approximately 170 days, 87 days and 131 days in 1993, 1992, and 1991, respectively.
(c)  All amounts not transferred have been collected.
(d)  All amounts are current.
(e) These receivables were transferred to ACX Technologies as a result of the spin-off.

                                                             SCHEDULE V

                                               ADOLPH COORS COMPANY AND SUBSIDIARIES
                                                   PROPERTY, PLANT AND EQUIPMENT


                                                                                                   Other
                                               Balance at                                          changes-         Balance
                                               beginning         Additions                         increases        at end
                                               of year           at cost        Retirements        (decreases)      of year
                                             ------------        -------        -----------        -----------      --------
                                                                                (In thousands)
YEAR ENDED DECEMBER 29, 1991 (b)
- ---------------------------------

Land and improvements;
  Land                                          $   37,519      $     (179)       $  (1,745)         $      4      $   35,599
  Improvements                                      50,973           3,195            (821)              (95)         53,252
                                                ----------       ---------        ----------        ---------      ---------
                                                    88,492           3,016          (2,566)              (91)         88,851
Buildings                                          370,070          26,136             (34)              313         396,485
Machinery and equipment                          1,072,894         199,530         (31,870)              917       1,241,471
Natural resource properties                        131,534           3,931         (88,752) (c)           (4)         46,709
Construction in progress                            89,856           8,899          (4,189)               --          94,566
                                                ----------       ---------        ---------          -------       ---------
                                                $1,752,846      $  241,512       $(127,411)         $  1,135 (a)  $1,868,082
                                                 =========       =========        =========          =======       =========

YEAR ENDED DECEMBER 27, 1992
- ----------------------------

Land and improvements;
  Land                                          $   35,599      $     603        $     (97)         $  1,382      $   37,487
  Improvements                                      53,252          1,955             (128)               45          55,124
                                                 ---------       --------         ---------          --------      ---------
                                                    88,851          2,558             (225)            1,427          92,611
Buildings                                          396,485         16,904           (1,940)           (2,268)        409,181
Machinery and equipment                          1,241,471        127,930          (33,489)            2,384       1,338,296
Natural resource properties                         46,709          1,463          (22,977) (c)           --          25,195
Construction in progress                            94,566        (33,405)          (2,586)              216          58,791
                                                 ---------       ---------       ----------         --------       ---------
                                                $1,868,082      $ 115,450         $(61,217)         $  1,759      $1,924,074
                                                 =========       ========          ========          =======       =========

YEAR ENDED DECEMBER 26, 1993
- ----------------------------

Land and improvements;
  Land                                          $   37,487      $     223         $     54  (d)      $     --      $   37,764
  Improvements                                      55,124          1,425             (877) (d)            --          55,672
                                                 ---------       --------          ---------        ----------     ---------
                                                    92,611          1,648             (823)               --          93,436
Buildings                                          409,181         18,163             (233) (d)           --         427,111
Machinery and equipment                          1,338,296         80,505          (23,761) (d)         (884)      1,394,156
Natural resource properties                         25,195            179           (2,988) (d)           --          22,386
Construction in progress                            58,791         21,778          (15,263) (d)           (1)         65,305
                                                 ---------       --------          -------          --------       ---------
                                                $1,924,074      $ 122,273         $(43,068)         $   (885)     $2,002,394
                                                 =========        =======          =======           =======       =========
/TABLE

Depreciation is computed principally on the straight-line method at rates considered sufficient to amortize costs over estimated service lives. The general ranges of annual depreciation rates used are as follows: land improvements 5-20%; buildings 2 1/4-20%; and machinery and equipment 6 2/3-33 1/3%. Natural resource properties are primarily depleted on the units of production method.

- -----------------------------
(a)  Primarily from settlement of an Internal Revenue Service audit.
(b)  Restated for discontinued operations.
(c)  Represents the sale of oil and gas properties of Coors Energy Company.
(d) Includes write-off of various properties and construction projects associated with Company restructuring.

                                                            SCHEDULE VI

                                                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT



                                                                                                   Other
                                               Balance at        Charged to                        changes-         Balance
                                               beginning         costs and                         increases        at end
                                               of year           expense        Retirements        (decreases)      of year
                                             ------------        ----------     -----------        -----------      --------
                                                                                (In thousands)

YEAR ENDED DECEMBER 29, 1991 (b)
- ---------------------------------
Land improvements                               $   25,458       $   2,180        $     (65)         $    (22)     $   27,551

Buildings                                          170,878          16,188             (138)              125         187,053

Machinery and equipment                            640,340          83,145          (21,567)            1,038         702,956

Natural resource properties                         71,755           6,516          (61,326)             (115)         16,830
                                                 ---------        --------         --------           -------       ---------
                                                $  908,431       $ 108,029        $ (83,096)         $  1,026 (a)  $  934,390
                                                 =========        ========         ========           =======       =========

YEAR ENDED DECEMBER 27, 1992
- ----------------------------

Land improvements                               $   27,551       $   2,139       $      (91)         $    (59)     $   29,540

Buildings                                          187,053          16,672           (1,300)             (765)        201,660

Machinery and equipment                            702,956          94,671          (28,510)            1,506         770,623

Natural resource properties                         16,830             916             (399)              (11)         17,336
                                                 ---------        --------         --------           -------       ---------
                                                $  934,390       $ 114,398        $ (30,300)         $    671 (a)  $1,019,159
                                                 =========        ========         ========           =======       =========

YEAR ENDED DECEMBER 26, 1993
- ----------------------------

Land improvements                               $   29,540      $    2,101       $      (11)         $     30      $   31,660

Buildings                                          201,660          16,816             (492)              213         218,197

Machinery and equipment                            770,623          99,206          (18,655)              888         852,062

Natural resource properties                         17,336             377           (1,255)              (85)         16,373
                                                 ---------       ---------        ---------           -------       ---------
                                                $1,019,159       $ 118,500       $  (20,413)         $  1,046      $1,118,292
                                                 =========       =========        =========           =======       =========

(a)  Primarily from settlement of an Internal Revenue Service audit.
(b)  Restated for discontinued operations.

                                                            SCHEDULE VIII

                                              ADOLPH COORS COMPANY AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                               Balance at        charged to                                         Balance
                                               beginning         costs and      Other                               at end
                                               of year           expenses       additions          Deductions       of year
                                             ------------        -------        -----------        -----------      --------
Allowance for doubtful                                                          (In thousands)
receivables (deducted
from accounts receivable)
- -------------------------

Year Ended

December 29, 1991 (c)                            $      41        $      6         $     -- (a)       $    (1) (b)    $    46

December 27, 1992                                       46              23               -- (a)           (57) (b)         12

December 26, 1993                                       12             493               -- (a)           (96) (b)        409

- -----------------------
/TABLE

(a) Collections of accounts previously written off and additions through acquisition of businesses.
(b)  Write-off of uncollectible accounts.
(c)  Restated for discontinued operations.

                                                            SCHEDULE IX

                                             ADOLPH COORS COMPANY AND SUBSIDIARIES
                                                       SHORT-TERM BORROWINGS

                                                                                Maximum            Average          Weighted
                                                                 Weighted       amount             amount           average
                                                                 average        outstanding        outstanding      interest rate
                                               Balance at        interest       during             during           during
                                               end of year         rate         the year           the year (a)     the year (a)
                                             ------------        -------        -----------        -----------      --------
                                                                               (In thousands)
Year Ended

December 29, 1991 (c)                         $  46,300           5.1%           $132,800           $ 44,353          6.3%
  payable to banks

December 27, 1992 (d)                             (b)             (b)            $123,382           $ 62,205          4.1%
  payable to banks

December 26, 1993 (e)                             (b)             (b)            $  8,500           $  6,750          3.2%
  payable to banks

- -----------------------
/TABLE

(a) The average amount outstanding and weighted average interest rate during the year are based on average daily balances outstanding.
(b) The Company had no outstanding short-term borrowings at December 26, 1993 and December 27, 1992.
(c) At December 29, 1991, the Company had committed lines of credit of $150 million, $110 million was unused. Also at December 29, 1991, the Company had uncommitted lines of credit available of which $6.3 million was outstanding.
(d) At December 27, 1992, the Company had committed lines of credit of $100 million. Of this $100 million, there was no outstanding balance. Also at December 27, 1992, the Company had uncommitted lines of credit available with no outstanding balance.
(e) At December 26, 1993, the Company had committed lines of credit of $100 million. Of this $100 million, there was no outstanding balance. Also at December 26, 1993, the Company had uncommitted lines of credit available with no outstanding balance.

                                                             SCHEDULE X

                                                  ADOLPH COORS COMPANY AND SUBSIDIARIES
                                             SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                  For the years ended
                                                -----------------------
                                      December 26,    December 27,   December 29,
                                          1993            1992         1991 (a)
                                      -----------     -----------    -----------
                                                      (In thousands)

Maintenance and repairs                $   69,676     $   72,710      $   64,732
                                      ===========     ==========      ==========

Taxes, other than payroll,
  income and beer excise
  taxes:

     Property                          $   17,504     $   17,414      $   15,191
     Other                                  6,734          9,433          10,465
                                       ----------     ----------      ----------
                                       $   24,238     $   26,847      $   25,656
                                       ==========     ==========      ==========

Advertising                            $  272,539     $  251,002      $  267,241
                                       ==========     ==========      ==========
- --------------------------
/TABLE

The above amounts have been deducted in the Consolidated Statement of Income except for certain portions which have been allocated to inventory and property accounts. Amortization of intangible assets and royalties have been omitted because they are individually less than one percent of net sales.

(a)  Restated for discontinued operations.

(3)  Exhibits:

          Exhibit   3.1  -   Amended Articles of Incorporation.  (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

          Exhibit   3.2  -   Amended By-laws.  (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended
                             June 13, 1993)

          Exhibit   4.1  -   Form of Indenture for Adolph Coors Company Senior Debt Securities.  (Incorporated by reference to
                             Exhibit 4 to Registration Statement on Form S-3 filed March 14, 1990 and amended on March 26, 1990, file No. 33-33831).  Upon request, the Company agrees to provide a copy of any debt instrument as applicable index Regulation S-K, Item 601, (b) (4) (iii)

          Exhibit  10.1  -   Officers' Life Insurance Program.  (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 28, 1980)

          Exhibit  10.2* -   Officers and Directors Salary Continuation Agreement. (Incorporated by reference to Exhibit 10 to Form
                             10-K for the fiscal year ended December 26, 1982)

          Exhibit  10.3* -   Adolph Coors Company 1983 Non-Qualified Stock Option Plan, as amended effective February 13, 1992.
                             (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

          Exhibit  10.4* -   Model of Adolph Coors Company Short-Term Incentive Plan.  (Incorporated by reference to Exhibit 10.5 to
                             Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.5* -   Model of Adolph Coors Company Long-Term Incentive Plan.  (Incorporated by reference to Exhibit 10.6 to
                             Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.6* -   Adolph Coors Company Equity Incentive Plan

          Exhibit  10.7* -   Coors Brewing Company Employee Profit Sharing Program.  (Incorporated by reference to Exhibit 10.8 to
                             Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.8  -   Adolph Coors Company Non-Employee Director Compensation Deferral Plan.  (Incorporated by reference to
                             Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.9  -   Agreement between Adolph Coors Company and a former Executive Officer and current Director.
                             (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31,
                             1989)

          Exhibit  10.11 -   Adolph Coors Company Water Augmentation Plan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.10 -   Form of Coors Brewing Company Distributorship Agreement.  (Introduced 1989).  (Incorporated by
                             reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1989)

          Exhibit  10.14 -   Adolph Coors Company Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to
                             Exhibit 4.1 to registration Statement on Form S-8 filed on May 21, 1991, file No. 33-40730)

          Exhibit  10.15 -   Adolph Coors Company Excess Benefit Plan

          Exhibit  10.16 -   Distribution Agreement dated as of October 5, 1992, between the Company and ACX Technologies, Inc.
                             Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, this exhibit is incorporated herein by reference to the Distribution Agreement included as Exhibit 2.1 to the Registration Statement on
                             Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the Commission on October 6, 1992, as amended

          Exhibit 10.17  -   Employment Contracts and Termination of Employment Arrangements for W. Leo Kiely III, Alvin C. Babb and
                             William H. Weintraub.

          Exhibit  12    -   Statement of computation of ratio of earnings to fixed charges.

          Exhibit  21    -   Subsidiaries.

          Exhibit  23    -   Consent of Independent Accountants.

          * Represents a management contract.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 26, 1993.

(c)  Other Exhibits

No exhibits in addition to those previously filed and listed in Item 14 (a)
(2) are filed herein.

(d)  Other Financial Statement Schedules

No additional financial statement schedules are required.

Other Matters

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-2761 (filed January 17, 1986), 33-35035 (filed May 24, 1990),
33-40730 (filed May 21, 1991), and Form S-3 No. 33-33831 (filed March 14,
1990):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY


By  /s/ William K. Coors

       William K. Coors
       Chairman and President
       (Chief Executive Officer)



By  /s/ Robert J. Diaz

       Robert J. Diaz
       Vice President
       Coors Brewing Company
       (Principal Financial Officer)
       (Principal Accounting Officer)


March 24, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.



By  /s/ Joseph Coors                          By  /s/ J. Bruce Llewellyn

        Joseph Coors                                  J. Bruce Llewellyn
        Vice Chairman



By  /s/ Peter H. Coors                        By  /s/ Luis G. Nogales

        Peter H. Coors                                Luis G. Nogales
        Chief Executive Officer
        Coors Brewing Company


March 24, 1994