Form 10-Q
period 1994-03-20
COORS ADOLPH CO
filed 1994-05-02
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended March 20, 1994

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                303-279-6565
              (Registrant's telephone number, including area code)

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

                           YES [X]  NO [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 1994:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 37,019,044 shares


                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Twelve weeks ended
                                              ----------------------
                                              March 20,    March 21,
                                                 1994        1993
                                              ---------    ---------
                                   (In thousands, except per share data)
SALES                                        $ 390,247     $ 365,376
Less - beer excise taxes                    (   71,794)   (   69,393)
                                             ---------     ---------
NET SALES                                      318,453       295,983
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           211,252       198,905
  Marketing, general and administrative         92,926        82,747
  Research and project development               2,197         2,602
                                             ---------     ---------
   Total operating expenses                    306,375       284,254
                                             ---------     ---------
OPERATING INCOME                                12,078        11,729

Other income (expense) - net                       156    (    3,374)
                                             ---------     ---------
Income before income taxes                      12,234         8,355

Income tax expense                               5,300         3,700
                                             ---------     ---------
NET INCOME                                   $   6,934     $   4,655
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.18     $    0.12
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,215        37,749
                                             =========     =========
Cash dividends declared and paid per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========
/TABLE

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                March 20,     December 26,
                                                    1994          1993
                                                ----------    ------------
                                                     (In thousands)

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   73,288     $   82,211
  Accounts and notes receivable                     81,850         75,967

 Inventories:
    Finished                                        60,362         56,878
    In process                                      30,490         24,402
    Raw materials                                   46,952         56,370
    Packaging materials                             14,770          9,581
                                                ----------     ----------
  Total inventories                                152,574        147,231

 Other assets                                       75,078         78,339
                                                ----------     ----------
      Total current assets                         382,790        383,748
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,139,593 in 1994
  and $1,118,292 in 1993                           876,655        884,102

OTHER ASSETS                                        82,608         83,094
                                                ----------     ----------
 TOTAL ASSETS                                   $1,342,053     $1,350,944
                                                ==========     ==========
/TABLE

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                              March 20,     December 26,
                                                  1994            1993
                                              -----------     ------------
                                                      (In thousands)

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $   50,000       $   50,000
  Accounts payable                                 81,598          121,376
  Federal and state income taxes                   10,046            4,157
  Accrued expenses and other liabilities          229,341          201,018
                                               ----------       ----------
      Total current liabilities                   370,985          376,551
                                               ----------       ----------
LONG-TERM DEBT                                    175,000          175,000

DEFERRED TAX LIABILITY                             51,868           53,430

OTHER LONG-TERM LIABILITIES                       109,209          114,036
                                               ----------       ----------
  Total liabilities                               707,062          719,017
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  55,717           54,928
  Retained earnings                               586,599          584,444
  Other                                                40               40
                                               ----------       ----------
                                                  654,616          651,672
  Less - treasury stock, at cost,
         Class B shares, 9,205,189 in
         1994 and 9,260,779 in 1993                19,625           19,745
                                               ----------       ----------
      Total shareholders' equity                  634,991          631,927
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,342,053       $1,350,944
                                               ==========       ==========
/TABLE

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                              For the twelve weeks ended
                                               -----------------------
                                               March 20,    March 21,
                                                 1994           1993
                                               ---------     ---------
                                                     (In thousands)
Cash flows from operating activities:
  Net income (loss)                            $   6,934      $   4,655
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
     amortization                                 27,078         27,115
    Change in accumulated deferred
     income taxes                             (    1,562)           330
    (Gain) Loss on sale or abandonment
      of properties                           (      616)           954
    Change in current assets and current
      liabilities                             (   13,432)    (    7,626)
    Change in non-current liabilities
     and other                                (    4,629)         2,601
                                               ---------      ---------
       Net cash provided by
        operating activities                      13,773         28,029
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (   20,727)    (   24,270)
  Proceeds from sale of properties                 1,719             74
  Other                                              182             29
                                               ---------      ---------
      Net cash (used in)
        investing activities                  (   18,826)    (   24,167)
                                               ---------      ---------
Cash flows from financing activities:
  Exercise of stock options, net of related
    notes receivable                                 909            708
  Dividends paid                              (    4,779)    (    4,718)
  Other                                               --     (       11)
                                               ---------      ---------
      Net cash (used in)
        financing activities                  (    3,870)    (    4,021)
                                               ---------      ---------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                      (    8,923)    (      159)
  Balance at beginning of year                    82,211         39,669
                                               ---------      ---------
  Balance at end of quarter                    $  73,288      $  39,510
                                               =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Sales and Volume:
- -----------------
Adolph Coors Company (ACC) reported net sales of $318.5 million for the first quarter of 1994 which represents a 7.6% increase from the comparable period in the prior year. ACC's single direct subsidiary, Coors Brewing Company
(CBC), had malt beverage sales of 3,907,000 barrels in the first quarter of 1994 compared to 3,742,000 barrels sold in the first quarter of 1993, an increase of 4.4%. The improved sales volume resulted from increased sales of Coors Light and Killian's Irish Red, and the national expansion of Zima (TM) Clearmalt(TM). New product introductions for the quarter included the distribution of Coors Artic Ice (TM) into nine lead markets and the nationwide introduction of Eisbock, a full-bodied spring seasonal beer.

Gross Profit:
- -------------
Gross profit as a percentage of net sales for the first quarter of 1994 improved to 33.7% from 32.8% for the same period a year earlier. These improvements were primarily a result of increased volume, operational efficiencies, shop floor performance initiatives and lower aluminum costs.


Operating Income:
- -----------------
Operating income for the first quarter increased 3.0% to $12.1 million compared to $11.7 million for the first quarter of 1993. Higher operating income was the result of sales volume increases offset in part by increased marketing, general and administrative expenses of 12.3% for the first quarter. The increase in marketing, general and administrative expense was primarily because of marketing spending in support of Zima Clearmalt's national rollout and the introductions of Coors Artic Ice and Eisbock.

Non-Operating Expenses:
- -----------------------
Other (income) expense-net changed significantly to $0.2 million income in the first quarter of 1994 from $3.4 million expense for the first quarter of 1993. The primary contributor to this change was a one-time, pre-tax gain of approximately $2.1 million on the sale of a company-owned distributorship. Additionally, first quarter 1994 royalty income and net interest expense were improved over a year ago. Net interest expense declined from $3.5 million in the first quarter of 1993 to $3.0 million in the first quarter of 1994 due to higher interest income and higher capitalized interest.

Effective Tax Rate:
- -------------------
The consolidated effective tax rate for the first quarter decreased to 43.3% compared to 44.3% for the same period of 1993. The decrease is primarily due to higher pre-tax income relative to smaller increases of non-deductible expenses and losses. Further offsetting the effective tax rate decrease was the 1993 federal income tax rate increase from 34% to 35% which was not yet in effect during the first quarter of last year.

Net Income:
- -----------
Consolidated net income for the first quarter was $6.9 million, or $0.18 per share compared to $4.7 million, or $0.12 per share a year earlier.

Working Capital Changes:
- ------------------------
Consolidated working capital at March 20, 1994 increased $4.6 million from year-end 1993, primarily because of seasonal increases in both accounts receivable and inventories and a decrease in accounts payable. These changes were offset by an increase in federal and state income taxes and accrued expenses and other liabilities. Accrued expenses were higher due to deferred advertising increases. Higher taxes payable was due to the timing of tax payments and improved first quarter pre-tax income.


Cash Provided by Operating Activities:
- --------------------------------------
Net cash provided by consolidated operating activities for the first quarter of 1994 was $13.8 million, down from $28.0 million for the same period a year ago. This decrease resulted primarily from the increases in accounts receivable and inventories, plus a decrease in current liabilities, deferred taxes and other long-term liabilities.

Cash Used in Investing Activities:
- ----------------------------------
Cash flows used in investing activities for the first quarter of 1994 decreased by $5.3 million from the comparable period last year because of lower property additions and higher proceeds from sale of properties in 1994.

Cash Used in Financing Activities:
- -----------------------------------
Cash flows used in financing activities were relatively unchanged from the same period a year ago. The principal activity was dividends paid to shareholders.

Outlook:
- --------
The Company expects continued pricing pressure and minimal industry growth for 1994. CBC volume and net sales are expected to increase due to the growth of Coors Light and Zima's national expansion. Marketing expenditures are also expected to increase over the same period a year ago due to the Zima expansion and the introductions of new products including Coors Artic Ice and Eisbock.

At the end of March, CBC finalized the purchase of a 500,000 barrel brewery in Zaragoza, Spain from El Aguila S.A. of Madrid, Spain. The purchase will allow Coors to begin production of beers in Europe, reducing CBC's reliance on exports for European sales. The total investment by CBC in the Spanish brewery during the next five years is expected to exceed $50 million, including purchase price and future spending on operations and product marketing. Coors Extra Gold will be brewed in this facility for distribution initially in Spain and later for other European countries.

In April, UniBev, Ltd., a division of CBC that focuses on the import and specialty beer market, announced that it had signed an agreement with New Zealand-based Lion Nathan Ltd. to import and market Steinlager beer in the United States, beginning in July. Steinlager is presently imported to the U.S. by Molson U.S.A. Steinlager is Lion Nathan's flagship brand and leading export. CBC has brewed and distributed Lion Nathan's Castlemaine XXXX in the U.S. since September 1993.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 26, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the 12 weeks ended March 20, 1994, may not be indicative of results that may be expected for the year ending
December 25, 1994.
                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACX Technologies, Inc.) were sued by TransRim Enterprises
(USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were removed from the case on defendants' summary judgment motions. TransRim sought damages for unjust enrichment from alleged savings to CBC in purchases of paper board from other suppliers. Trial to a jury was held in April 1994 and the jury returned a verdict in favor of all defendants on all claims.

Item 5.  Other Information

On April 28, 1994 the company announced the appointments of Robert W. Ehret to the position of Vice President of Human Resources, and Carl L. Barnhill to the position of Vice President of Sales. Both positions will report to W. Leo Kiely III, Coors Brewing Company President and Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADOLPH COORS COMPANY




                                  By /s/ Robert J. Diaz
                                  --------------------------------
                                  Robert J. Diaz
                                  Vice President, Controller
                                  Coors Brewing Company
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)


April 29, 1994