Form 10-Q
period 1994-06-12
COORS ADOLPH CO
filed 1994-07-26
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended June 12, 1994

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 14,1994:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 37,038,439 shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Twelve weeks ended
                                              ----------------------
                                               June 12,      June 13,
                                                  1994          1993
                                              ---------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 527,088     $ 506,634
Less - beer excise taxes                    (   94,872)   (   93,766)
                                             ---------     ---------
NET SALES                                      432,216       412,868
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           254,637       257,539
  Marketing, general and administrative        127,693       115,803
  Research and project development               3,313         2,833
                                             ---------     ---------
   Total operating expenses                    385,643       376,175
                                             ---------     ---------
OPERATING INCOME                                46,573        36,693

Other income (expense) - net                (    2,567)   (    2,904)
                                             ---------     ---------
Income before income taxes                      44,006        33,789

Income tax expense                              20,100        14,900
                                             ---------     ---------
NET INCOME                                   $  23,906     $  18,889
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.63     $    0.50
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,276        37,871
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                             Twenty-four weeks ended
                                              ----------------------
                                               June 12,      June 13,
                                                  1994          1993
                                              ---------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 917,335     $ 872,010
Less - beer excise taxes                    (  166,666)   (  163,159)
                                             ---------     ---------
NET SALES                                      750,669       708,851
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           465,889       456,444
  Marketing, general and administrative        220,619       198,550
  Research and project development               5,510         5,435
                                             ---------     ---------
   Total operating expenses                    692,018       660,429
                                             ---------     ---------
OPERATING INCOME                                58,651        48,422

Other income (expense) - net                (    2,411)   (    6,278)
                                             ---------     ---------
Income before income taxes                      56,240        42,144

Income tax expense                              25,400        18,600
                                             ---------     ---------
NET INCOME                                   $  30,840     $  23,544
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.81     $    0.62
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,246        37,810
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.250     $   0.250
                                             =========     =========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                   June 12,    December 26,
                                                      1994            1993
                                                ----------     -----------
                                                     (In thousands)
  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $   44,523     $   82,211
  Accounts and notes receivable                    117,100         75,967

  Inventories:
    Finished                                        80,967         56,878
    In process                                      31,273         24,402
    Raw materials                                   34,822         56,370
    Packaging materials                              4,891          9,581
                                                ----------     ----------
  Total inventories                                151,953        147,231

  Other assets                                      76,348         78,339
                                                ----------     ----------
      Total current assets                         389,924        383,748
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,160,569 in 1994
  and $1,118,292 in 1993                           900,286        884,102

OTHER ASSETS                                        96,026         83,094
                                                ----------     ----------
 TOTAL ASSETS                                   $1,386,236     $1,350,944
                                                ==========     ==========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                  June 12,     December 26,
                                                     1994             1993
                                               ----------      -----------
                                                    (In thousands)
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $   50,000       $   50,000
  Accounts payable                                110,694          121,376
  Federal and state income taxes                    7,803            4,157
  Accrued expenses and other liabilities          205,744          201,018
                                               ----------       ----------
      Total current liabilities                   374,241          376,551
                                               ----------       ----------
LONG-TERM DEBT                                    175,000          175,000

DEFERRED TAX LIABILITY                             68,317           53,430

OTHER LONG-TERM LIABILITIES                       113,852          114,036
                                               ----------       ----------
  Total liabilities                               731,410          719,017
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  56,082           54,928
  Retained earnings                               605,721          584,444
  Other                                               334               40
                                               ----------       ----------
                                                  674,397          651,672
  Less - treasury stock, at cost,
         Class B shares, 9,179,262 in
         1994 and 9,260,779 in 1993                19,571           19,745
                                               ----------       ----------
      Total shareholders' equity                  654,826          631,927
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,386,236       $1,350,944
                                               ==========       ==========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the twenty-four weeks ended
                                              --------------------------
                                                 June 12,       June 13,
                                                    1994           1993
                                               ---------      ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net income (loss)                            $  30,840      $  23,544
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
     amortization                                 54,647         54,314
    Change in accumulated deferred
     income taxes                                 14,887            850
    (Gain) Loss on sale or abandonment
      of properties                           (      462)         2,154
    Change in current assets and current
      liabilities                             (   50,183)         2,311
    Change in non-current assets and
      liabilities                                    663          6,297
                                               ---------      ---------
       Net cash provided by
        operating activities                      50,392         89,470
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (   72,257)    (   54,264)
  Proceeds from sale of properties                 1,993            209
  Additions to intangible assets              (   13,852)            --
  Other                                       (      513)    (      917)
                                               ---------      ---------
      Net cash (used in)
        investing activities                  (   84,629)    (   54,972)
                                               ---------      ---------
Cash flows from financing activities:
  Exercise of stock options, net of related
    notes receivable                               1,328          2,907
  Dividends paid                              (    9,563)    (    9,460)
  Other                                            4,784          4,731
                                               ---------      ---------
      Net cash (used in)
        financing activities                  (    3,451)    (    1,822)
                                               ---------      ---------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                      (   37,688)        32,676
  Balance at beginning of year                    82,211         39,669
                                               ---------      ---------
  Balance at end of quarter                    $  44,523      $  72,345
                                               =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Volume:
- - -----------------
Adolph Coors Company (ACC) reported net sales of $432.2 million and $750.7 million for the second quarter and first half of 1994 which represents a 4.7% and 5.9% increase, respectively, from the comparable periods in the prior year. ACC's single direct subsidiary, Coors Brewing Company (CBC), had malt beverage sales of 5,166,000 barrels for the second quarter of 1994 compared to 5,113,000 barrels sold in the second quarter of 1993, an increase of 1.0%.
The improved sales volume resulted primarily from increased sales of Zima (TM) Clearmalt (TM) following its national expansion. New product announcements for the quarter included the nationwide introduction of Weizenbier, a specialty wheat beer for the summer season and the expansion of Coors Artic Ice (TM) into additional markets. Coors Artic Ice is now available in thirty-three percent of the United States.

Malt beverage sales for the first half of 1994 rose 2.5% to 9,073,000 barrels from 8,855,000 for the same period of 1993. The improved sales volume resulted primarily from the geographical expansion of Zima Clearmalt distribution.

Gross Profit:
- - -------------
Gross profit as a percentage of net sales for the second quarter of 1994 improved to 41.1% from 37.6% for the same period a year earlier. Gross profit as a percentage of net sales for the first half of 1994 improved to 37.9% from 35.6% for the first half of 1993. The improvements for both of these periods were primarily a result of increased volume, operational efficiencies and lower glass and aluminum costs.

Operating Income:
- - -----------------
Operating income for the second quarter of 1994 increased 26.9% to $46.6 million compared to $36.7 million for the second quarter of 1993. Operating income for the first half of 1994 increased 21.1% to $58.7 million from $48.4 million for the first half of 1993. Higher operating income was the result of sales volume increases offset in part by increased marketing, general and administrative expenses of 10.3% and 11.1% for the second quarter and first half of 1994, respectively. The increase in marketing, general and administrative expense was primarily because of marketing spending in support of Zima Clearmalt's national rollout and Coors Artic Ice. Marketing expense increases were partially offset by decreased general and administrative expenses that were the result of a company-wide effort begun in 1993 to reduce costs.

Non-Operating Expenses:
- - -----------------------
Other income (expense) - net was expense of $2.6 million for the second quarter of 1994 compared to $2.9 million expense for the same period a year earlier. Net interest expense during the second quarter of 1994 was $3.0 million compared to $3.1 million a year ago.

Other income (expense) - net decreased $3.9 million to $2.4 million expense in the first half of 1994 from $6.3 million for the same period a year earlier. The principal contributors to the decrease for the first half of 1994 from the first half of 1993 include higher royalty income and a one-time, pre-tax gain of approximately $2.1 million on the sale of a company-owned distributorship. Additionally, net interest expense declined to $6.1 million in the first half of 1994 from $6.6 million in the first half of 1993 primarily due to higher capitalized interest.

Effective Tax Rate:
- - -------------------
The consolidated effective tax rate for the second quarter and first half of 1994 increased to 45.7% and 45.2%, respectively, compared to 44.1% and 44.1% for the same periods of 1993. The increases result primarily from the federal income tax rate increase to 35% from 34% which was not yet in effect during the second quarter of last year.

Net Income:
- - -----------
Consolidated net income for the second quarter and first half of 1994 was $23.9 million, or $0.63 per share and $30.8 million, or $0.81 per share compared to $18.9 million, or $0.50 per share and $23.5 million, or $0.62 per share for the same periods a year earlier.

Working Capital Changes:
- - ------------------------
Consolidated working capital at June 12, 1994 increased $8.5 million from year end 1993, primarily because of a seasonal increase in accounts receivable and inventories, a decrease in accounts payable and the completion of the investment commitment in South Korea for the Jinro-Coors Brewing Company. These changes were offset for the most part by a decrease in cash and cash equivalents.

Cash Provided by Operating Activities:
- - --------------------------------------
Net cash provided by consolidated operating activities for the first half of 1994 was $50.4 million, down from $89.5 million for the same period a year ago. This decrease resulted primarily from a $41.1 million seasonal increase in accounts receivable in 1994 compared to a $1.6 million increase in 1993. The normal seasonal increase in accounts receivable in 1993 was offset by a temporary extension of credit terms at year end 1992. Partially offsetting these items was a $7.3 million increase in net income and a $14.9 million increase in accumulated deferred income taxes. The increase in deferred taxes resulted from income tax temporary differences created by the early payment of the 1994 pension contribution and by the 1994 payment of various 1993 accrued expenses. These accrued expenses were not deductible for income tax purposes in 1993.

Cash Used in Investing Activities:
- - ----------------------------------
Cash flows used in investing activities for the first half of 1994 increased by $29.7 million from the comparable period last year principally due to the purchases of a brewery in Spain and a distributorship in San Bernardino, California.

Cash Used in Financing Activities:
- - -----------------------------------
Cash flows used in financing activities were relatively unchanged from the same period a year ago. The principal activity was dividends paid to shareholders.

Early in the third quarter of 1994, the Company made the first principal payment on its unsecured medium-term notes. The $50.0 million payment was funded by a combination of internally generated cash and short-term borrowing.

Outlook:
- - --------
The Company expects continued pricing pressure and minimal industry growth for 1994. CBC volume and net sales are expected to increase due to Zima's national geographical expansion and to a lesser extent, Killian's continued growth albiet at lesser rates. Gross profit percentages are expected to be improved over 1993 for the third and fourth quarters of 1994. Generally, CBC's gross profit percentage follows a seasonal pattern with the second quarter gross profit percentage being higher than the third quarter and
fourth quarter gross profit percentages.   CBC normally achieves greater
economies of scale in the second quarter for higher proportionate sales volume relative to fixed manufacturing costs. Marketing expenditures are expected to increase in the third quarter and fourth quarter of 1994 over the same periods a year ago due to the Zima expansion and the introduction of Coors Artic Ice. Partially offsetting the marketing increases, are expected reductions in general and administrative expenditures in line with a company-wide effort begun in 1993 to reduce costs.

Due to supply contracts currently in place, Alcoa's recent announcement regarding a change in its aluminum pricing structure is not expected to impact CBC's raw materials cost in 1994, but the change may have an adverse impact on CBC in 1995. The ultimate impact is unknown at this time.

In May, CBC announced the opening of a 1.5 million barrel brewery in South Korea that was built in partnership with Jinro Limited of South Korea. The new brewery, named Jinro-Coors Brewing Company, is one-third owned by CBC and two-thirds owned by Jinro Limited. The brewery currently produces a local beer brand called Cass Fresh and it intends to brew and distribute a Coors beer brand beginning the fourth quarter of 1994. The joint venture will enable CBC to brew and distribute Coors beers in South Korea and other Far Eastern and Asian markets.

In May, CBC announced the formation of a joint venture with American National Can Company to produce beverage can ends at the CBC end manufacturing facility in Golden. The joint venture will produce reduced-diameter ends for sale on the open market and it will also continue the production of CBC's supply of can ends. The companies expect the joint venture to increase the facility's efficiency and volume.

In July, CBC announced an agreement in principle with Public Service Company of Colorado to sell the brewery's electric generating assets and to supply the steam needed to operate the assets. Coors would then purchase all of its electricity and coal supplies from Public Service Company. The transaction is subject to a definitive agreement. The agreement must be approved by the board of directors of both companies as well as by the Public Utilities Commission of Colorado. The value of the assets involved in the proposed transaction is estimated to be between $31.0 million and $36.0 million.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 26, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the 24 weeks ended June 12, 1994, may not be indicative of results that may be expected for the year ending
December 25, 1994.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACX Technologies, Inc.) were sued by TransRim Enterprises
(USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were dismissed from the case by the judge granting the defendants' motion for partial summary judgment. TransRim sought damages for unjust enrichment from alleged savings to CBC in purchases of paper board from paper suppliers. Trial to a jury was held in April 1994, and the jury returned a verdict in favor of all defendants on all claims. TransRim has filed an appeal.


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


July 22, 1994