Form 10-Q
period 1994-10-02
COORS ADOLPH CO
filed 1994-11-16
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended October 2, 1994

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 1994:

                     Class A Common Stock -    1,260,000 shares
                     Class B Common Stock -   37,066,134 shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Sixteen weeks ended
                                              ----------------------
                                               October 2,   October 3,
                                                  1994          1993
                                              ---------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 683,964     $ 660,107
Less - beer excise taxes                    (  128,383)   (  124,480)
                                             ---------     ---------
NET SALES                                      555,581       535,627
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           358,679       349,149
  Marketing, general and administrative        159,979       158,288
  Research and project development               4,217         4,506
                                             ---------     ---------
   Total operating expenses                    522,875       511,943
                                             ---------     ---------
OPERATING INCOME                                32,706        23,684

Other expense - net                              1,266         3,696
                                             ---------     ---------
Income before income taxes                      31,440        19,988

Income tax expense                              14,100        10,400
                                             ---------     ---------
NET INCOME                                   $  17,340     $   9,588
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.45     $    0.25
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,306        38,101
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                 Forty weeks ended
                                              ----------------------
                                               October 2,  October 3,
                                                 1994          1993
                                              ---------    ---------
                                      (In thousands, except per share data)
SALES                                       $1,601,299    $1,532,117
Less - beer excise taxes                    (  295,049)   (  287,639)
                                             ---------     ---------
NET SALES                                    1,306,250     1,244,478
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           824,568       805,593
  Marketing, general and administrative        380,598       356,838
  Research and project development               9,727         9,941
                                             ---------     ---------
   Total operating expenses                  1,214,893     1,172,372
                                             ---------     ---------
OPERATING INCOME                                91,357        72,106

Other expense - net                              3,677         9,974
                                             ---------     ---------
Income before income taxes                      87,680        62,132

Income tax expense                              39,500        29,000
                                             ---------     ---------
NET INCOME                                   $  48,180     $  33,132
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    1.26     $    0.87
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,270        37,926
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.375     $   0.375
                                             =========     =========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                 October 2,    December 26,
                                                      1994            1993
                                                ----------     -----------
                                                     (In thousands)

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   25,359     $   82,211
  Accounts and notes receivable                     99,782         75,967

  Inventories:
    Finished                                        69,067         56,878
    In process                                      27,698         24,402
    Raw materials                                   43,798         56,370
    Packaging materials                              6,095          9,581
                                                ----------     ----------
  Total inventories                                146,658        147,231

  Other assets                                      78,187         78,339
                                                ----------     ----------
      Total current assets                         349,986        383,748
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,191,498 in 1994
  and $1,118,292 in 1993                           899,500        884,102

OTHER ASSETS                                       103,377         83,094
                                                ----------     ----------
 TOTAL ASSETS                                   $1,352,863     $1,350,944
                                                 ==========     ==========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                October 2,     December 26,
                                                     1994             1993
                                               ----------      -----------
                                                    (In thousands)

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $   44,000       $   50,000
  Accounts payable                                108,043          121,376
  Federal and state income taxes                    6,381            4,157
  Accrued expenses and other liabilities          209,039          201,018
                                               ----------       ----------
      Total current liabilities                   367,463          376,551
                                               ----------       ----------
LONG-TERM DEBT                                    131,000          175,000

DEFERRED TAX LIABILITY                             65,438           53,430

OTHER LONG-TERM LIABILITIES                       119,871          114,036
                                               ----------       ----------
  Total liabilities                               683,772          719,017
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  56,741           54,928
  Retained earnings                               618,269          584,444
  Other                                             1,296               40
                                               ----------       ----------
                                                  688,566          651,672
  Less - treasury stock, at cost,
         Class B shares, 9,133,866 in
         1994 and 9,260,779 in 1993                19,475           19,745
                                               ----------       ----------
      Total shareholders' equity                  669,091          631,927
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,352,863       $1,350,944
                                               ==========       ==========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                               For the forty weeks ended
                                              --------------------------
                                               October 2,     October 3,
                                                    1994           1993
                                               ---------      ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net income (loss)                            $  48,180      $  33,132
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
     amortization                                 91,964         90,972
    Change in accumulated deferred
     income taxes                                 12,008     (    2,519)
    (Gain) Loss on sale or abandonment
      of properties                                  882          3,534
    Change in current assets and current
      liabilities                             (   26,400)        75,174
    Change in non-current assets and
      non-current liabilities                      2,126     (   12,607)
                                               ---------      ---------
       Net cash provided by
        operating activities                     128,760        187,686
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (  110,939)    (   87,865)
  Proceeds from sale of properties                 2,999          1,466
  Additions to intangible assets              (   16,525)            --
  Other                                            1,125     (      538)
                                               ---------      ---------
      Net cash (used in)
        investing activities                  (  123,340)    (   86,937)
                                               ---------      ---------
Cash flows from financing activities:
  Proceeds from long-term debt                        --          5,000
  Exercise of stock options, net of related
    notes receivable                               2,083          7,350
  Dividends paid                              (   14,355)    (   14,239)
  Payment of current portion of long-term debt(   50,000)            --
                                               ---------      ---------
      Net cash (used in)
        financing activities                  (   62,272)    (    1,889)
                                               ---------      ---------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                      (   56,852)        98,860
  Balance at beginning of year                    82,211         39,669
                                               ---------      ---------
  Balance at end of quarter                    $  25,359      $ 138,529
                                               =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Volume:
- - -----------------
Adolph Coors Company (ACC) reported net sales of $555.6 million and $1,306.3 million for the third quarter and first forty weeks of 1994 which represents a 3.7% and 5.0% increase, respectively, from the comparable periods in the prior year. ACC's single direct subsidiary, Coors Brewing Company (CBC), had malt beverage sales of 6,884,000 barrels for the third quarter of 1994 compared to 6,767,000 barrels sold in the third quarter of 1993, an increase of 1.7%. The improved sales volume resulted primarily from increased sales of Zima (TM) Clearmalt (TM) following its national expansion, incremental third quarter contract production at CBC's recently acquired Spanish brewery and the introduction of Coors Artic Ice which is now available in 54% of the United States.

Malt beverage sales for the first forty weeks of 1994 rose 2.1% to 15,957,000 barrels from 15,623,000 for the same period of 1993. The improved sales volume resulted primarily from the same factors that affected the third quarter.

Gross Profit:
- - -------------
Gross profit as a percentage of net sales for the third quarter of 1994 improved to 35.4% from 34.8% for the same period a year earlier. Gross profit as a percentage of net sales for the first forty weeks of 1994 improved to 36.9% from 35.3% for the first forty weeks of 1993. The improvements for the third quarter and first forty weeks were primarily a result of improved brand mix profitability, operational efficiencies and lower glass and aluminum costs. In addition, the gross margin percentages for the first forty weeks benefitted from increased volume during the first half of the year. The improvements in the gross profit percentages for both periods of 1994 helped to absorb the costs of a limited product withdrawal in the third quarter. At the present time, management believes the reserve established in the third quarter will be adequate to absorb all costs of this limited product withdrawal.

Operating Income:
- - -----------------
Operating income for the third quarter of 1994 increased 38.1% to $32.7 million compared to $23.7 million for the third quarter of 1993. Operating income for the first forty weeks of 1994 increased 26.7% to $91.4 million from $72.1 million for the first forty weeks of 1993. Higher operating income was the result of improved gross profit offset in part by increased marketing, general and administrative expenses of 1.1% and 6.7% for the third quarter and first forty weeks of 1994, respectively. The increase in marketing, general and administrative expense was primarily because of marketing spending in support of Zima Clearmalt's national rollout and Coors Artic Ice. Marketing expense increases were partially offset by decreased general and administrative expenses that were the result of a company-wide effort that began in 1993 to reduce costs.

Non-Operating Expenses:
- - -----------------------
Other expense - net was $1.3 million for the third quarter of 1994 compared to $3.7 million expense for the same period a year earlier. The principal contributions to the decrease were a gain on the sale of investments and higher royalty income. Net interest expense during the third quarter of 1994 was $2.3 million compared to $3.8 million a year ago due to the $50.0 million payment of the current portion of long-term debt. The payment was made early in the third quarter.

Other expense - net decreased $6.3 million to $3.7 million expense in the first forty weeks of 1994 from $10.0 million expense for the same period a year earlier. The principal contributors to the decrease for the first forty weeks of 1994 from the first forty weeks of 1993 include higher royalty income, a one-time, pre-tax gain of approximately $2.1 million on the sale of a company-owned distributorship, and gains from the sale of investments. Additionally, net interest expense declined to $8.4 million in the first forty weeks of 1994 from $10.4 million in the first forty weeks of 1993 primarily due to higher capitalized interest and the $50.0 million payment of the current portion of long-term debt.

Effective Tax Rate:
- - -------------------
The consolidated effective tax rate for the third quarter and first forty weeks of 1994 decreased to 44.8% and 45.1%, respectively, compared to 52.0% and 46.7% for the same periods of 1993. The consolidated tax rates for the third quarter and first forty weeks of 1993 are higher than the same periods in 1994 primarily because in the third quarter of 1993 the federal income tax rate increased from 34% to 35% on a retroactive basis to the beginning of 1993. The retroactive application of the incremental 1% in the tax rate resulted in a catchup adjustment in the third quarter of 1993 for the first half of 1993 and for deferred income taxes.

Net Income:
- - -----------
Consolidated net income for the third quarter and first forty weeks of 1994 was $17.3 million, or $0.45 per share and $48.2 million, or $1.26 per share compared to $9.6 million, or $0.25 per share and $33.1 million, or $0.87 per share for the same periods a year earlier.

Working Capital Changes:
- - ------------------------
Consolidated working capital at October 2, 1994 decreased $24.7 million from year end 1993, primarily because of a decrease in cash and cash equivalents of $56.9 million. This change was offset by a seasonal increase in accounts receivable, a decrease in accounts payable, the completion of the investment commitment in South Korea for the Jinro-Coors Brewing Company and the reduction of the current portion of long-term debt.

Cash Provided by Operating Activities:
- - --------------------------------------
Net cash provided by operating activities for the first forty weeks of 1994 was $128.8 million, down $58.9 million from $187.7 million for the same period a year ago. This decrease resulted primarily from a $23.8 million increase in accounts receivable in 1994 compared to an $18.6 million decrease in 1993. The increase in accounts receivable in 1994 is due primarily to the seasonality of the beer business and a receivable due from the new CBC/ANC joint venture described later in this Form 10-Q. The decrease in accounts receivable in 1993 was due primarily to a temporary extension of credit terms to wholesalers at year end 1992. This temporary extension of credit terms more than offset the normal seasonal increase in accounts receivable. Also contributing to the decline in net cash provided by operating activities was a relatively stable overall investment in total inventories in 1994, whereas, the overall investment in total inventories declined by $9.4 million in 1993. The liabilities for federal and state income taxes and accrued expenses increased in 1993 significantly while these liabilities did not have the same relative increases in 1994. Partially offsetting these items was a $15.0 million increase in net income and a $12.0 million increase in 1994 in accumulated deferred income taxes. The increase in deferred taxes resulted from income tax temporary differences created by the early payment of the 1994 pension contribution and by the 1994 payment of various 1993 accrued expenses. These accrued expenses were not deductible for income tax purposes in 1993.

Cash Used in Investing Activities:
- - ----------------------------------
Cash flows used in investing activities for the first forty weeks of 1994 increased by $36.4 million from the comparable period last year principally due to the purchases of a brewery in Spain and a distributorship in San Bernardino, California.

Cash Used in Financing Activities:
- - -----------------------------------
Cash flows used in financing activities for the first forty weeks of 1994 increased by $60.4 million from the same period last year. Early in the third quarter of 1994, the Company made the first principal payment on its unsecured medium-term notes. The $50.0 million payment was funded by a combination of internally generated cash and short-term borrowing.

Outlook:
- - --------
The Company expects continued pricing pressure and minimal industry growth for 1994. CBC volume and net sales are expected to increase due to Zima's national expansion and, to a lesser extent, Killian's continued growth at a slower pace. The gross profit percentage is expected to be improved over 1993 in the fourth quarter of 1994. Generally, CBC's gross profit percentage follows a seasonal pattern with the second and third quarters' gross profit percentages being higher than the first and fourth quarters' gross profit percentages. CBC normally achieves its greatest economies of scale in the second quarter for higher proportionate sales volume relative to fixed manufacturing costs. Marketing expenditures are expected to increase in the fourth quarter of 1994 over the same period a year ago due to the Zima expansion and the introduction of Coors Artic Ice. Partially offsetting the marketing increases are expected reductions in general and administrative expenditures in line with a company-wide effort that began in 1993 to reduce costs.

Due to supply contracts currently in place, Alcoa's recent announcement regarding a change in its aluminum pricing structure is not expected to impact CBC's raw materials cost in 1994, but the change may have an adverse impact on CBC in 1995. The ultimate impact is unknown at this time.

In May, CBC announced the formation of a joint venture with American National Can Company (ANC) to produce beverage can ends at the CBC end manufacturing facility in Golden. The joint venture will produce reduced-diameter ends for sale on the open market and it will also continue the production of CBC's supply of can ends. The companies expect the joint venture to increase the facility's efficiency and volume. In October, CBC and ANC announced the expansion of their long-term joint venture to include the production of beverage cans at the CBC can manufacturing facility in Golden.

In July, CBC announced an agreement in principle with Public Service Company of Colorado (PSC) to sell the brewery's electrical power generating assets and to supply the steam needed to operate the assets. Coors would have then purchased all of its electricity and coal supplies from PSC. The value of the assets involved in the proposed transaction was estimated to be between $31.0 million and $36.0 million. In October, CBC and PSC announced that negotiations had ended without a final agreement.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 26, 1993. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, the financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the 40 weeks ended October 2, 1994, may not be indicative of results that may be expected for the year ending
December 25, 1994.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See the company's quarterly report on the Form 10-Q for the quarter ended June 12, 1994 for a description of pending litigation with TransRim Enterprises (USA) Ltd.

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


November 15, 1994