Form 10-K
COORS ADOLPH CO
filed 1995-03-27
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 25, 1994
                            -------------------

                                         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                              ----------------       ----------------
Commission file number 0-8251

                         ADOLPH COORS COMPANY

--------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Colorado                                   84-0178360
------------------------------                ---------------------
 (State or other jurisdiction of        (I.R.S. Employer identification No.)
 incorporation or organization)

          Golden, Colorado                             80401
------------------------------                ---------------------
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (303) 279-6565
                                               ---------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class    Name of each exchange on which registered
    -------------------    ----------------------------------------
               None                                    None
    --------------------------       ----------------------------
Securities registered pursuant to Section 12(g) of the Act:

             Class B Common Stock (non-voting), no par value

----------------------------------------------------------------
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1995:

                  Class A Common Stock -  1,260,000 shares
                  Class B Common Stock - 37,070,178 shares
















                                 PART I

ITEM 1. Business.

(a)       General Development of Business

Founded in 1873, Adolph Coors Company ("ACC" or the "Company"), through its subsidiary, Coors Brewing Company ("CBC"), produces and markets beer and other malt-based beverages. The Company's business was conducted as a partnership or sole proprietorship until 1913, when it incorporated under the laws of the State of Colorado. During the 1980s, the Company developed a number of technology-based businesses. At the end of 1992, ACC spun off its aluminum, packaging, ceramics and other technology businesses in a tax-free distribution to shareholders. The spin-off was accomplished through a dividend of the shares of common stock in a new public company, ACX Technologies, Inc.
(ACXT)(NASDAQ:ACXT).

CBC remains as the single direct subsidiary of ACC. CBC owns Coors
Distributing Company, and a number of smaller subsidiaries, including Coors Transportation Company; Coors Energy Company; The Wannamaker Ditch Company; The Rocky Mountain Water Company; CBC International, Inc.; Coors Global, Inc.; and Coors Intercontinental, Inc. CBC indirectly owns, through its subsidiaries, Coors Brewing International C.V. and Coors Brewing Iberica, S.A. In 1992, substantially all of the assets of Coors Energy Company and Coors Transportation Company were sold.

(b) Financial Information About Industry Segments

The Company has continuing operations in a single industry segment, the production and marketing of beer and other malt-based beverages.

(c)       Narrative Description of Business

Coors Brewing Company - General
-------------------------------
CBC is engaged in the production and marketing of high quality malt-based beverage products. CBC places a priority on higher-margin products in the premium and above-premium categories and has a number of distinctive brands that satisfy consumer demands and taste trends. The majority of CBC's sales come from U.S. markets; however, CBC is also committed to building profitable sales in international markets. Sales of malt beverage products totaled 20.4 million barrels in 1994, a 2.7% increase compared to 19.8 million barrels in 1993.

Marketing
---------
Principal products and services: There are currently 22 products in the CBC brand portfolio. CBC produces 7 premium products in the Coors family of brands, including Coors Light, Original Coors, Coors Artic Ice, Coors Artic Ice Light, Coors Extra Gold, Coors Dry and Coors Cutter, a non-alcoholic brew.

CBC produces and markets Zima Clearmalt, an innovative malt-based beverage in the above-premium category. CBC also offers beers in the specialty, above-premium category, including the Coors seasonal beers -- which in 1994 were Winterfest, Eisbock, Weizenbier and Oktoberfest Marzen -- and a number of import or licensed products, including George Killian's Irish Red, Castlemaine XXXX and Steinlager.

CBC also offers products in the popular-priced category: Keystone, Keystone Light, Keystone Dry, Keystone Ice and Keystone Amber Light. In target markets with a high demand for economy beers, CBC offers two value-added beers, Shulers Lager and Shulers Light. With the exception of Shulers and Shulers Light, which are in limited distribution, other Coors malt beverage products are sold in most states. A number of Coors products are exported or produced and sold in overseas markets. International sales are described in greater detail below.

New products/opportunities: CBC completed the national expansion of Zima Clearmalt in the first half of 1994. In addition, Coors Artic Ice and Coors Artic Ice Light were rolled out into 54% of the U.S. by September 1994. Both ice brands were sold nationally by January 1995. These products are brewed using patented ice brewing technology licensed from Labatt Breweries of Canada.

In order to tap into the fast-growing popularity of special-occasion brews, UniBev Limited (Unibev), a unit of CBC that focuses on the import and specialty beer market, introduced three new seasonal beers to complement the well-established Coors Winterfest brand. Each of these beers -- Eisbock, a springtime bock; Weizenbier, a summertime wheat beer; and Oktoberfest Marzen beer -- was available in limited quantities for their respective seasons in 1994. UniBev also distributes Steinlager in the U.S. Steinlager is the number-one premium beer in New Zealand, and is distributed by Coors under license from Lion Nathan International of New Zealand.

Early in 1995, CBC announced the introduction of a new product, Zima Gold. Zima Gold features a distinctive taste that is full-flavored. The product is being tested with select retailers in Nebraska and Arizona, and will be rolled out nationally in time for the peak summer selling season. Also in the first quarter of 1995, CBC announced a distribution arrangement between UniBev and F.X. Matt Company of Utica, New York. UniBev will initiate a distribution test of a number of F.X. Matt's Saranac brands -- including Saranac Adirondack Amber, Saranac Golden Pilsner, Saranac Black and Tan, Saranac Black Forest and Saranac Pale Ale -- in limited markets.

In 1994, CBC also introduced two new Keystone line brands: Keystone Ice and Keystone Amber Light.

Brand names, trademarks, patents and licenses: Trademarks of CBC include: Original Coors, Coors Light, Coors Artic Ice, Coors Artic Ice
Light, Coors Extra Gold, Coors Dry, Coors Cutter, Zima Clearmalt, Winterfest, Eisbock, Weizenbier, Oktoberfest Marzen, Keystone, Keystone Light, Keystone Dry, Keystone Ice, Keystone Amber Light, Shulers Lager, and Shulers Light. CBC regards consumer recognition of and loyalty to its brand names and trademarks as being extremely important to the long-term success of its business. CBC also holds a number of patents on innovative processes related to can-making and can-decorating and other technical operations and derives incremental revenues from related royalties and licenses. Although CBC owns a number of patents, it does not consider its business to be dependent upon any one or related group of such patents.

Brand performance: Coors Light is the largest selling brand in CBC's product portfolio. For the past few years, Coors Light has accounted for approximately two-thirds of CBC's total sales volume. Despite a competitive assault in 1994 on the light beer category from the proliferation of ice beers in U.S. markets, Coors Light posted another volume gain in 1994. CBC's next strongest volume growth came from its above-premium beverages, including Zima and George Killian's Irish Red. CBC also gained volume in 1994 from the introduction of Coors Artic Ice and Coors Artic Ice Light, as well as CBC's seasonal and import beers. Products in the premium and above-premium categories make up more than 87% of CBC's volume.

Domestic sales operations: CBC's highest volume sales are in the states of California, Texas, Pennsylvania, New York and New Jersey.

In August 1994, CBC completed the restructuring of its field sales operations into eight field business areas (FBAs) strategically located throughout the United States and managed by newly appointed area vice presidents. The goal of each new FBA is to align CBC resources more effectively and improve CBC's competitiveness and responsiveness at retail, distributor and field marketing levels. The new structure focuses increased autonomy and bottom-line accountability in the field sales organization.

CBC also continued its emphasis on specialty, import and licensed beer brands through UniBev, an import and specialty unit of CBC. Organized in 1993, UniBev provides CBC with a separate marketing organization dedicated to specialty brands in the U.S.

International marketing/partnerships: International markets provide significant opportunities for profitable growth, and CBC is committed to increasing its international presence. This will be accomplished through a number of alternatives, including export products, licensing agreements and joint ventures. CBC's goal in seeking international opportunities is superior financial returns to those found in the U.S. beer market. CBC's first priority is to seek on-site profitable production capability in strategic international markets.

CBC exports its products to a number of markets outside of the United States, including American Samoa, the Bahamas, Bahrain, Bermuda, Cayman Islands, France, Greece, Guam, Ireland, Italy, Panama, Puerto Rico, St. Maarten, Singapore and the U.S. and British Virgin Islands. In addition, CBC exports its products to U.S. military bases worldwide. While export volumes do not account for a significant portion of CBC's sales, they are significantly more profitable, on a per barrel basis, than sales in U.S. markets.

CBC has existing licensing agreements with a number of international brewers. CBC licenses Molson Breweries of Canada Limited (Molson) to brew and distribute Original Coors and Coors Light in Canada, where Coors Light is the best selling light beer. In 1992, Miller Brewing Company (Miller) increased its ownership in Molson to 20%. As a result, CBC initiated two legal actions related to its licensing agreement with Molson -- seeking to allow CBC to terminate the agreement or, alternatively, asking that Miller Brewing Company be removed as a partner in Molson. These legal actions are ongoing and have not impacted the success of CBC's brands in Canada. In Japan, Original Coors has been produced under license by Asahi Breweries Ltd. for seven years and remains one of the top foreign brands in that country.

In early 1994, CBC announced that it had licensed proprietary ice brewing technology from Labatt Breweries of Canada.

In September 1992, a joint venture between CBC and Scottish &
Newcastle Breweries of Scotland began to brew and distribute Coors Extra Gold in the United Kingdom. Coors Extra Gold was introduced in Scotland and northwest England in August 1992, and in 1993 distribution was expanded into the remainder of Great Britain. In June of 1993, CBC announced the launch of Coors Extra Gold into Ireland; the brand is brewed by Scottish & Newcastle in the U.K. and distributed under license by Murphy Brewery Ireland Ltd., Dublin, a subsidiary of Heineken, N.V. Coors Extra Gold was rated best for overall Best Draught Lager at the 1994 Brewing Industry International Awards in England.

In 1993, CBC announced that it would produce and market Castlemaine
XXXX (an Australian lager) in the U.S. through a joint venture with Lion Nathan International of New Zealand. In 1994, CBC expanded its relationship with Lion Nathan to include exclusive U.S. distribution of Steinlager, the best-selling premium beer in New Zealand.

Beginning in 1991, CBC made an investment in a joint venture with Jinro Limited of the Republic of Korea. Jinro-Coors Brewing Company is one-third owned by CBC and two-thirds owned by Jinro Limited. In the second quarter of 1994, Jinro-Coors completed construction of a 1.8-million-barrel brewery in South Korea and launched its first product, Cass Fresh. In its first few months in the market, Cass Fresh captured a 10% share of the South Korean beer market. In October of 1994, Jinro-Coors launched Coors Extra Gold in the South Korean market. In the first quarter of 1995, the joint venture will complete improvements and additions to double the brewery's capacity. Volumes from Jinro-Coors Brewing Company are not included in CBC's financial results.

In March 1994, CBC completed the purchase of a 500,000-hectoliter brewery in Zaragoza, Spain. The brewery was purchased from El Aguila S.A., based in Madrid, Spain, which is 51% owned by Amsterdam-based Heineken, N.V., the world's second-largest brewer. The total investment by CBC in Spain over the next few years is expected to exceed $50 million, including purchase price and future spending on operations and product marketing. Under terms of an agreement, CBC will contract brew El Aguila products through 1998. In 1994, CBC also brewed Coors Extra Gold in Zaragoza for export to France, Greece and Italy. Sales and distribution in Spain will be handled by El Aguila. This arrangement will provide significant cost and other advantages over exporting beer from U.S. facilities. Volumes from the Zaragoza brewery are included in CBC's sales results. Product distribution: Delivery to retail markets in the United States is accomplished through a national network of 587 independent distributors and five distributors owned and operated by CBC's subsidiary, Coors Distributing Company. Some distributors have multiple branches. The total number of distributor locations in the U.S., including branch operations, is
645. Delivery to export/international markets is accomplished via licensing and distribution agreements with independent distributors.

In order to ensure the highest product quality, CBC has one of the industry's most extensive distributor monitoring programs. This program is designed to ensure that guidelines for proper refrigeration and rotation of CBC's malt beverage products at both the wholesale and retail levels are followed. Distributors are responsible for maintaining proper rotation of the products at retail accounts and are required to replace CBC's malt beverage products at their own expense if sales to consumers have not occurred within the prescribed time period.

No single distributor accounted for more than 5% of 1994 barrel sales.

Transportation
--------------
The number and geographic location of CBC's brewing operations require its malt beverage products to be shipped farther than competitors' products. Major competitors have multiple breweries and, therefore, incur lower transportation costs than CBC incurs to deliver its products to their respective distributors. By packaging some of its products in Memphis, Tennessee and Elkton, Virginia (Shenandoah), CBC is able to achieve more efficient product distribution and a reduction of freight costs for certain markets. During 1994, 27% of total CBC products sold were first shipped in CBC's insulated rail tank cars from Golden and then blended, finished and packaged at the Memphis and Shenandoah plants.

CBC's Golden facilities are served by Burlington Northern, Inc., which transports approximately 74% of CBC products packaged at the Golden facility 14 miles from Golden to Denver. From Denver the products are shipped by various railroad lines to satellite distribution centers and distributors throughout the country. CBC is able to maintain the high rail volume through the use of 24 satellite distribution centers strategically located throughout the country. These centers, operated by public warehouse companies and CBC, transfer CBC's malt beverage products from railcars for shipment to distributors by truck. In 1994, approximately 82% of total railcar volume from Golden moved through the satellite distribution centers. The railcars assigned to CBC by the shipping railroads are specially built and insulated to maintain temperature control en route. A national rail strike of any duration could substantially impair CBC's ability to transport their products to its markets and cause a shortage of CBC's malt beverage products to a greater degree than might be experienced by competitors with multiple breweries. Although an extended shutdown of the Burlington Northern, Inc. rail spur at Golden could adversely affect CBC's business, CBC believes that such an interruption of service is unlikely. In addition, the satellite distribution system would mitigate the potential impact of interrupted rail service.

The remaining 26% of CBC volume packaged in Golden is shipped by truck and intermodal (piggyback) directly to distributors. Transportation vehicles are refrigerated or insulated to keep CBC's malt beverage products at proper temperatures while in transit to distributor locations.

Operations
----------
Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee; and a packaging plant and distribution facility near Elkton, Virginia (referred to as the Shenandoah facility).

The Golden brewery is the source for all brands with the Coors name, except for Coors Cutter. The majority of CBC's beer is packaged in Golden. The remainder is shipped in bulk from the Colorado brewery to the Shenandoah and Memphis facilities for blending, finishing and packaging. To support the development of new products, CBC maintains a fully-equipped pilot brewery within the Golden facility, with a 6,500-barrel annual capacity. This on-site resource enables CBC to brew small batches of innovative products without interrupting ongoing production and operations.

The Memphis facility is currently packaging all domestic CBC products for export outside of the United States and producing Zima Clearmalt, Zima Gold, Castlemaine XXXX and Coors Cutter. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis may require incremental expansion in plant and equipment.

The Shenandoah facility, which currently packages certain CBC products for distribution into eastern markets, was designed so that it could be expanded to include brewing capability if volumes and economics warrant additional brewing capacity.

At the end of 1994, CBC had approximately 25 million barrels of annual brewing capacity and 28 million barrels of annual packaging capacity. Current capacity figures are dependent on product mix and can change with shifting consumer preferences for specific brands and/or packages. The increasing proliferation of products and packages creates logistical challenges for CBC as well as for all brewers. Together, the three facilities provide sufficient brewing and packaging capacity to meet consumer demand for CBC's products into the foreseeable future.

Significant portions of CBC's aluminum can, end, glass bottle and malt requirements are also produced in its own facilities. CBC has sufficient capacity in container and malting operations to fulfill its current and projected requirements.

Container manufacturing facilities: CBC owns a can manufacturing facility, which produces approximately 3.5 billion aluminum cans per year. In addition, CBC owns an end manufacturing facility, which provides aluminum ends and tabs to CBC. Together, container assets comprise approximately 15% of CBC's property assets. In May of 1994, CBC and American National Can Company entered into a joint venture to produce reduced-diameter 202 beverage can ends at the CBC end manufacturing facility for sale to CBC and to outside customers. This innovative joint venture was expanded in the third quarter to include can manufacturing. Over time, this joint venture is intended to improve utilization of both facilities and improve the return on this investment. In 1994, substantially all of the cans, ends and tabs produced were purchased by CBC.

In 1994, the CBC bottle manufacturing plant produced approximately
790 million bottles for consumption by CBC. There were no sales to outside customers. Bottles manufactured by CBC are made with an average total recycled content of 35%. To assist in its goal of manufacturing bottles with 50% recycled content, in 1992 CBC announced its intent to build a glass recycling facility in Wheat Ridge, Colorado. Construction of the facility was completed mid-year in 1994 and doubled the amount of glass CBC can recycle annually.

CBC is currently completing negotiations with Anchor Glass
Container Corporation to form a partnership to produce glass bottles. When negotiations arescompleted in the near future, an announcement of the partnership will be released.

Other facilities: CBC owns waste treatment facilities which process waste from CBC's manufacturing operations as well as municipal waste from the nearby City of Golden. CBC owns and operates its own power plant. In 1994, a proposed divestiture of its electric-generating assets to Public Service Company of Colorado was terminated when the parties could not agree on an acceptable financial package. CBC is currently evaluating other options for improving utilization and/or divesting the electric-generating assets.

CBC continues to explore opportunities to improve asset utilization, including the divestiture of non-core assets and continuing improvement in capacity utilization through innovative joint ventures and alliances.

Capital expansion: In 1994, the Company spent approximately $160.3 million to provide additional new product capacity. While management plans to invest appropriately in order to ensure the ongoing productivity and efficiency of CBC assets, a priority will be placed on those projects that offer returns on investment spending that are well in excess of CBC's cost of capital. CBC expects its capital expenditures for 1995 to be approximately $167 million.

Raw Materials/Sources and Availability
--------------------------------------
CBC uses all-natural ingredients in the production of its malt beverages. In addition, CBC has one of the longest beer brewing cycles in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials. CBC believes it has sufficient access to raw materials and packaging materials to meet its production requirements in the foreseeable future.

Barley, barley malt, starch and hops: CBC uses a proprietary strain of barley, developed by CBC's agronomists, in most of its malt beverage products. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area farmers. CBC's malting facility located in Golden, Colorado, produces malt for all of CBC's products with the exception of Zima Clearmalt. CBC maintains inventory levels in several locations owned by CBC which it believes are sufficient to supply the business in the event of any natural disaster or contingency.

Rice and refined cereal starch, which are considered to be interchangeable in CBC's brewing process, are purchased from several suppliers. Both foreign and domestic hops are purchased from various suppliers.

Water: CBC utilizes naturally filtered water from underground aquifers to brew malt beverages at its Golden, Colorado facility. Water from private deep wells is used for final blending and packaging operations for malt beverages packaged at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources in Golden, Memphis and Shenandoah is soft, with the required balance of minerals and dissolved solids to brew high-quality malt beverages. CBC continually monitors the quality of all the water used in its brewing and packaging processes for compliance with CBC's own stringent quality standards as well as applicable federal and state water standards. CBC owns water rights believed to be adequate to meet all of CBC's present requirements for both brewing and industrial uses; however, it continues to acquire water rights and add water reservoir capacity, as appropriate, to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1994, approximately 57% of CBC's malt beverage products were packaged in aluminum cans. This is a slight reduction from 1993, when 60% of CBC's malt beverages were packaged in aluminum cans. Aluminum cans for CBC's malt beverage products packaged at the Memphis plant were purchased from an outside supplier.

Approximately 25% of the cost of malt beverage products packaged in cans represents the cost of aluminum. CBC's aluminum requirements for can-and-end-making are purchased through CBC's joint venture agreement with American National Can Company (ANC), including the portion purchased from Golden Aluminum Company, a subsidiary of ACXT.

Glass bottles were used to package approximately 31% of CBC's malt beverage products in 1994. Approximately half of all bottle requirements were produced in CBC's bottle manufacturing plant. In addition, CBC has two other qualified suppliers under contract to supply glass bottles.

The remainder of the malt beverages sold during 1994 was packaged in quarter-and half-barrel stainless steel kegs and two different sizes of a plastic sphere called "The Party Ball," an innovative package introduced by CBC in 1988.

Most of the secondary packaging for CBC's products, including bottle labels and paperboard products, is supplied by Graphic Packaging Corporation, an ACXT subsidiary.

The cost of packaging materials is expected to increase significantly in 1995. See Management's Discussion and Analysis for further discussion.

Supply contracts with ACXT companies: At the time of the spin-off of ACXT, at the end of 1992, CBC negotiated long-term supply contracts with operating subsidiaries of ACXT for aluminum and packaging materials. These contracts are in effect through 1997 and were negotiated at market prices.

Energy: CBC uses both coal and natural gas as primary sources of energy. Coal is used as the primary fuel in CBC's steam generation system and is supplied from outside sources. Natural gas was supplied by public utilities and various natural gas purchase contracts during the year. CBC also has, through Coors Energy Company, access to fuel oil and propane as alternate sources of energy. CBC does not anticipate future supply problems for these natural resources.

Seasonality of the Business
---------------------------
Due to the seasonality of the beer industry, CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. The 1995 fiscal year is 53-weeks and ends on December 31, 1995.

Competitive conditions
----------------------
Known trends and competitive conditions: Industry and competitive information was compiled from the following industry sources: Beer Marketer's Insights, The Maxwell Consumer Report and various securities analyst reports. While management believes these sources are reliable, CBC cannot guarantee the absolute accuracy of these numbers and estimates.

1994 Industry overview: The beer industry in the United States is highly competitive. Industry volume growth in domestic markets has been below 1% a year for the past several years and per capita consumption fell in 1994, down to 22.7 gallons per person, compared with 22.9 gallons in 1993. For the past several years, brewers have attempted to gain share through competitive pricing. In 1994, price promotions and price discounting continued to erode net price realizations for brewers. While projected increases in raw materials costs throughout the industry could result in modest price increases and some relief from price discounting in the near term, it is anticipated that competitors will continue to concentrate on market share gains vs. profitability, which will place continued downward pressure on pricing. Industry growth is increasingly dependent on introductions of new, higher-margin products -- including imports, specialty brews and other innovative brands -- and expansion into international markets.

A number of important trends emerged in the U.S. beer market in 1994. The first was a trend toward "trading up." Consumers moved away from lower-priced brands to higher-priced brands, including specialty products and imports in the above-premium category. This caused a related shift in packaging preferences, toward glass bottles and away from aluminum cans. Concurrent with the shift in consumer preference is a recent proliferation of microbreweries.

To capitalize on the trend toward specialty products and craft-brewed beers, brewers are introducing new products at an accelerating rate. It is estimated that the top six brewers introduced or expanded more than 60 new brands in 1994. G. Heileman Brewing announced in 1994 that it expects to introduce a total of 150 new products and/or line extensions by mid-1995. This proliferation of products creates unique challenges in operations, logistics and marketing for all brewers, distributors and retailers.

CBC competitive position: CBC's malt beverage products compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcohol and imported brands produced by national, regional, local and international brewers. More than 90% of domestic volume is attributable to the top six domestic brewers, Anheuser-Busch Companies, Inc. (AB), Philip Morris, Inc. through its subsidiary Miller Brewing Company (Miller), Coors Brewing Company, The Stroh Brewery Company, G. Heileman Brewing, and S & P Company. CBC competes most directly with AB and Miller, the dominant players in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights (BMI) estimates, CBC accounted for approximately 10.2% of the total 1994 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to Miller's 22.6% share and AB's 44.1% share.

CBC is well-positioned in the malt beverage industry, with strong, quality brands in the fastest-growing categories. Compared to AB (77%) and Miller (80%), CBC's premium and above-premium categories make up more than 87% of total volume. Given its position in the industry, CBC continues to face significant competitive disadvantages related to economies of scale. In addition to lower transportation costs achieved by major competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. On a per barrel basis, it is estimated that CBC pays nearly twice as much for its advertising as AB; however, the gap between CBC's and Miller's costs (on a per barrel basis) appears to be narrowing. A significant level of advertising expenditures is necessary for CBC to hold and increase its share of the U.S. beer market. This, coupled with ongoing price competition, puts more pressure on CBC's margins in comparison to CBC's principal competitors.

Research and Development
------------------------
CBC's research and development expenditures are primarily devoted to new product and package development, its brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies and environmental improvements in CBC's processes and packaging materials.
The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing and packaging techniques, equipment design and improved varieties of raw materials. CBC's research and development dollars are strategically applied to short-term as well as long-term opportunities. Approximately $13.3 million was spent on research and development in 1994.

Regulations
-----------
Federal laws and regulations govern the operations of breweries;
the federal government and all states regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

There are a number of emerging regulatory issues that could impact business operations over the next few years, including potential increases in state and federal excise taxes, restrictions on the advertising and sale of alcohol beverages, new packaging regulations and others.

Federal excise taxes on malt beverages are presently $18.00 per barrel. State excise taxes are also levied at rates that ranged in 1994 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.81 per barrel. In 1994, CBC paid more than $377 million in federal and state excise taxes. A substantial increase in federal excise taxes would have a negative impact on the entire industry and could have a material effect on CBC sales and profitability. CBC is vigorously opposed to any additional increases in federal and/or state excise taxes and will work diligently to ensure that its view is adequately represented in the ongoing debate.

Environmental
-------------
A top priority of the Company is to ensure compliance with all federal, state and local environmental protection laws and regulations. Compliance with the provisions of federal, state and local environmental laws and regulations did not have a material effect on the capital expenditures, earnings or competitive position of the Company during 1994.

The Company also continues its commitment to programs directed toward efficient use of resources, waste reduction and pollution prevention. Programs currently underway include recycling initiatives, down-weighting of product packages, and, where practicable, increasing the recycled content of product packaging materials, paper and other supplies. A new recycled glass processing facility at Coors Glass Manufacturing in Wheat Ridge, Colorado, opened in May of 1994, resulting in the capability to increase the recycled content in CBC beer bottles. A number of employee task forces throughout CBC continually seek effective alternatives for hazardous materials and work to develop innovative technologies to reduce emissions and waste.

Employees
---------
The Company has approximately 6,300 full-time employees.
Approximately 1,600 employees are salaried. Over the past few years, CBC has worked diligently to reduce overhead and general and administrative expense.

Foreign Operations
------------------
The Company's foreign operations and export sales are not a material part of its business. The Company is committed to expanding its foreign operations throughexport sales, licensing agreements and joint ventures.

Brewing Company Subsidiaries
----------------------------
Coors Distributing Company (CDC) is CBC's largest subsidiary. CDC owns and operates distributorships in five markets across the United States. Together, CDC operations in 1994 accounted for approximately 5% of CBC's total beer sales.

In late 1992, Coors Energy Company (CEC) became a subsidiary of
CBC. During 1992, CEC sold substantially all of its oil and gas exploration and production assets. CEC retained a transmission pipeline to bring natural gas to various CBC facilities in Colorado and, through a subsidiary, continues to operate a gas transmission pipeline to provide for the energy needs of CBC's Shenandoah facility. In early 1995, CEC divested a portion of its Colorado coal reserves on terms favorable to CBC.

In 1992, CBC sold substantially all of the assets and operations of Coors Transportation Company.

Other subsidiary operations of CBC include The Wannamaker Ditch
Company and The Rocky Mountain Water Company (both carry process water from Clear Creek to various CBC reservoirs).

CBC and three of its subsidiaries are partners in a partnership that owns Coors Brewing Iberica S.A. Coors Brewing Iberica S.A. manufactures and markets beer for sale in Spain and for export to other European countries.

ITEM 2.  Properties

The Company's major facilities are set out below:
     Facility                   Location
Product

Brewery/Packaging         Golden, Colorado           MaltBeverages/Packaged
                                                          MaltBeverages
Packaging                 Elkton, Virginia           Packaged MaltBeverages
Brewery/Packaging         Memphis, Tennessee         Malt Beverages/Packaged
                                                          Malt Beverages
Brewery/Packaging         Zaragoza, Spain            Malt Beverages/Packaged
                                                          MaltBeverages
Can and End Plants        Golden, Colorado           Aluminum Cans and Ends
Bottle Plant              Wheat Ridge, Colorado      Glass Bottles

Distribution Warehouse    Anaheim, California        Wholesale Beer Distribution
Distribution Warehouse    Boise, Idaho               Wholesale Beer Distribution
Distribution Warehouse    Denver, Colorado           Wholesale Beer Distribution
Distribution Warehouse*   Glendale Heights, Illinois Wholesale Beer Distribution
Distribution Warehouse    Oklahoma City, Oklahoma    Wholesale Beer Distribution
Distribution Warehouse*   San Bernardino, California Wholesale Beer Distribution

*  Leased

The original brewery site at Golden, which is approximately 2,400 acres, contains brewing, packaging and can manufacturing facilities, as well as gravel deposits and water-storage facilities. CBC also owns and operates a glass-bottle making facility in Wheat Ridge, Colorado, just east of Golden.

CBC's can and end plants are operated by a joint venture between CBC and American National Can Company.

The Company owns 2,600 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 131 acres in Shelby County, Tennessee, where the Memphis plant is located.

All of the Company's facilities are well maintained and suitable for their respective operations. In 1994, CBC estimates the brewing facilities operated at approximately 83% of the 1995 brewing capacity and the packaging facilities operated at approximately 73% of the 1995 packaging capacity. Annual production capacity can vary due to product mix, packaging mix and seasonality.

CEC has retained a transmission pipeline to bring natural gas from certain wells for use at various CBC facilities in Colorado, and through a subsidiary, will continue to operate a gas transmission pipeline to provide for the energy needs of the Shenandoah facility.

ITEM 3. Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACXT) were sued by TransRim Enterprises (USA) Ltd.
in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were dismissed from the case by the judge granting the defendants' motion for the partial summary judgement. Trial by a jury was held in April 1994, and the jury returned a verdict in favor of all defendants on all claims. TransRim filed an appeal to the U.S. Court of Appeals, 10th Judicial Circuit. Oral arguments were heard March 7, 1995. Management believes that ACC and CBC have meritorious defenses and that the ultimate outcome will not have a material impact on the Company's financial position and results of operations.

See the Environmental section of Management's Discussion and Analysis for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

The Company is party to numerous other legal proceedings arising from its business operations. In each proceeding, the Company is vigorously defending the allegations. Although the eventual outcome of the various proceedings cannot be predicted, no single such proceeding, and no group of such similar matters, is expected to result in liability that would be material to the Company's financial position.


ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 25, 1994.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters

Adolph Coors Company Class B common stock is traded on the over-the-counter market and is included in the NASDAQ Stock Market National Market (NNM) listings, under the symbol "ACCOB." Daily stock prices are listed in major newspapers, generally alphabetically under "CoorsB."

The approximate number of record security holders by class of stock at March 15, 1995, is listed below:

     Title of Class                       Number of Record Holders


Class A Common Stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors,
Jr. Trust

Class B Common Stock, non-voting,
no par value                           5,541

Preferred Stock, non-voting,           None issued
$1 par value


The range of the high and low quotations and the dividends paid per share on the Class B Common Stock for each quarter of the past two years are shown below:

                                                        1994


                                           Market Price
                                          High        Low    Dividends
First Quarter                            19 1/4      14 7/8    $ 0.125
Second Quarter                           20 1/4      17 1/2    $ 0.125
Third Quarter                            20 7/8      16 7/8    $ 0.125
Fourth Quarter                           19          14 3/4    $ 0.125



                                                        1993


                                          Market Price
                                          High        Low    Dividends
First Quarter                            17 1/8      15 1/2  $ 0.125
Second Quarter                           18 5/8      16      $ 0.125
Third Quarter                            21 3/4      17 7/8  $ 0.125
Fourth Quarter                           23 1/8      15      $ 0.125

ITEM 6. Selected Financial Data

Following is selected financial data for ACC for the eight years ended December 25, 1994: (In thousands, except per share data)

                            1994        1993        1992        1991
----------------------------------------------------------------------
       Barrels
 of Malt Beverages Sold     20,363      19,828      19,569     19,521
----------------------------------------------------------------------
Summary of Operations
  Net sales             $1,662,671  $1,581,811  $1,550,788  $1,529,986
----------------------------------------------------------------------
  Cost of goods sold     1,062,789   1,036,864   1,035,544   1,039,207

  Marketing, general
    and administrative     492,403     454,130     429,573     434,141

  Research and project
    development             13,265      13,008      12,370      14,252

  Special (credit) charges (13,949)    122,540          --      29,599

----------------------------------------------------------------------

Total operating expenses  1,554,508   1,626,542   1,477,487  1,517,199
----------------------------------------------------------------------
Operating income (loss)     108,163     (44,731)     73,301     12,787

Other (income) expense
        -net                  3,943      12,099      14,672      4,403
----------------------------------------------------------------------
Income (loss) before
  income taxes              104,220     (56,830)     58,629      8,384

Income tax expense
   (benefit)                 46,100     (14,900)     22,900     (8,700)
----------------------------------------------------------------------
Income (loss) from
  continuing operations  $   58,120 $   (41,930) $   35,729 $   17,084
----------------------------------------------------------------------
Per share of common      $     1.52 $     (1.10) $     0.95 $     0.46
  stock
Income (loss) from
  continuing operations as a
  percentage of net sales      3.5%       (2.6%)       2.3%       1.1%
======================================================================
Financial Position
  Working capital        $  (25,048) $    7,197  $  112,302 $  110,443

  Properties - net       $  922,208  $  884,102  $  904,915 $  933,692

  Total assets**         $1,371,576  $1,350,944  $1,373,371 $1,844,811

  Long-term debt         $  131,000  $  175,000  $  220,000 $  220,000

  Other long-term
   liabilities           $   30,884  $   34,843  $   52,291 $   53,321

  Shareholders' equity** $  674,201  $  631,927  $  685,445 $1,099,420
  Net book value per share
   of common stock**     $    17.59  $    16.54  $    18.17 $    29.33

  Total debt to total
   capitalization             20.6%       26.3%       24.3%      19.5%

  Return on average
   shareholders' equity        8.9%       (6.4%)      (0.2%)      2.3%
======================================================================
Other Information
  Dividends              $   19,146  $   19,003  $   18,801  $  18,718

  Per share of common
   stock                 $     0.50  $     0.50  $     0.50  $     0.50

  Average number of
   common shares
    outstanding              38,283      37,989      37,561      37,413

  Gross profit           $  599,882  $  544,947  $  515,244  $  490,779

  Capital expenditures   $  160,314  $  120,354  $  115,450  $  241,512

  Depreciation, depletion
   and amortization      $  120,793  $  118,955  $  114,780  $  108,367

  Full-time employees         6,300       6,200       7,100       7,700
  Total taxes            $  472,854  $  401,667  $  437,089  $  405,789

  Market price range of
   common stock:
    High                 $   20 7/8  $   23 1/8  $   22 7/8  $   24 1/4


    Low                  $   14 3/4  $   15      $   15 1/2  $   17 3/8

                               1990        1989        1988        1987
-----------------------------------------------------------------------
      Barrels
of Malt Beverages Sold       19,297      17,698      16,534      15,658
-----------------------------------------------------------------------
Summary of Operations
  Net sales              $1,478,287  $1,367,718  $1,273,745  $1,169,983
-----------------------------------------------------------------------
  Cost of goods sold        980,766     909,339     825,071     750,941

  Marketing, general
    and administrative      398,889     386,991     369,006     329,313

  Research and project
    development              10,196      10,853      11,125      11,105

  Special (credit) charges   30,000      41,670          --          --

-----------------------------------------------------------------------
Total operating expenses  1,419,851   1,348,853   1,205,202   1,091,359
-----------------------------------------------------------------------
Operating income (loss)      58,436      18,865      68,543      78,624

Other (income) expense

   - net                      5,903       2,546      (6,471)     (6,022)
-----------------------------------------------------------------------
Income (loss) before
  income taxes               52,533      16,319      75,014      84,646

Income tax expense

  (benefit)                  20,300       9,100      28,700      33,500
-----------------------------------------------------------------------
Income (loss) from
  continuing operations  $   32,233  $    7,219  $   46,314  $   51,146
-----------------------------------------------------------------------
Per share of common
       stock             $     0.87  $     0.20  $     1.26  $     1.40

Income (loss) from
  continuing operations as a
  percentage of net sales      2.2%        0.5%        3.6%        4.4%
=======================================================================
Financial Position
  Working capital        $  201,043  $  193,590  $  196,687  $  242,406

  Properties - net       $1,171,800  $1,012,940  $1,033,012  $  975,781
  Total assets**         $1,761,664  $1,530,783  $1,570,765  $1,456,493
  Long-term debt         $  110,000          --          --          --
  Other long-term
   liabilities           $   58,011  $   16,138  $   19,367  $   26,376
  Shareholders' equity** $1,091,547  $1,060,900  $1,062,064  $1,031,811
  Net book value per share
   of common stock**     $    29.20  $    28.75  $    29.00  $    28.19
  Total debt to total
   capitalization              9.2%        2.0%        1.7%        0.4%
  Return on average
   shareholders' equity        3.6%        1.2%        4.5%        4.8%
=======================================================================

Other Information
  Dividends              $   18,591  $   18,397  $   18,311  $   18,226
  Per share of common
   stock                 $     0.50  $     0.50  $     0.50  $     0.50
  Average number of
   common shares
    outstanding              37,148      36,781      36,621      36,497
  Gross profit           $  497,521  $  458,379  $  448,674  $  419,042
  Capital expenditures   $  183,368  $  149,616  $  157,995  $  199,541
  Depreciation, depletion
   and amortization      $   98,081  $  122,439  $  111,432  $   99,422

  Full-time employees         7,000       6,800       6,900       6,800
  Total taxes            $  251,606  $  236,740  $  236,683  $  234,352
  Market price range of
   common stock:
    High                 $   27 3/8  $   24 3/8  $   21      $   30

    Low                  $   17 1/8  $   17 3/8  $   16 1/2  $   16 1/4

*Numbers in italics include results of discontinued operations.
**Reflects the dividend of ACX Technologies, Inc. to shareholders during 1992.
See Note 2 to Consolidated financial statements.





ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results
of Operations

INTRODUCTION Adolph Coors Company ("ACC" or the "Company") is the holding company for a single subsidiary, Coors Brewing Company ("CBC"). CBC produces and markets quality malt-based beverages.

The following discussion summarizes the significant factors affecting the consolidated results of operations and liquidity and capital resources of ACC during the three year period ended December 25, 1994.
Unusual or nonrecurring items make it difficult to evaluate the Company's ongoing operations. Consequently, consolidated financial results for each year are first reviewed separately including the effects of special and nonrecurring items. Then consolidated financial results are reviewed excluding these special and nonrecurring items. This analysis should be read in conjunction with the financial statements and notes to the financial statements included in this annual report.

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 1994, 1993 AND
1992

1994 Consolidated Results of Operations: For the 52-week fiscal year ended December 25, 1994, ACC reported net income of $58.1 million, or $1.52 per share.

Two nonrecurring items in 1994 resulted in a net special credit to ACC. First, the Company reached a settlement with a number of its insurance carriers which enabled it to recover a portion of the costs associated with the Lowry Landfill Superfund site. This was partially offset by a writedown of distributor assets.

The net effect of these two items was a net special credit of approximately $13.9 million pretax, or $0.22 per share after tax. Without the net special credit, ACC would have reported 1994 net income of $49.7 million, or $1.30 per share.

1993 Consolidated Results of Operations: For the 52-week fiscal year ended December 26, 1993, the Company reported a net loss of $41.9 million, or $1.10 per share. The Company recorded restructuring and other special charges of $122.5 million in the fourth quarter primarily related to the costs of a significant restructuring intended to reduce costs and improve performance. The net loss was also the result of an after-tax charge of $3.2 million, or $0.08 per share, related to the 1993 retroactive increase of 1% in the federal corporate income tax rate, and the related revaluation of deferred income tax liability. Excluding these special charges, the Company's net income would have been $33.6 million, or $0.88 per share.

The 1993 restructuring charge, which totaled $109.5 million pretax, included $70.2 million for voluntary separation and enhanced early retirement packages designed to reduce CBC's white collar work force. Of the remaining $39.3 million, approximately $22.0 million related to workplace redesign and other profit improvement initiatives, and approximately $17.3 million related to asset writedowns. Substantially all of the charges related to voluntary separation and enhanced early retirement packages were paid in 1993; other costs related to workplace redesign and other profit improvement initiatives were accrued in 1993 and substantially all were paid in 1994. Special charges related to the writedown of certain distributor assets and a provision for environmental enhancements totaled $13.0 million. Together the aggregate impact of the special charges was $1.98 per share.

1992 Consolidated Results of Operations: At the end of 1992, ACC significantly restructured its operations by spinning off its diversified technology business into a new, public company, ACX Technologies, Inc. (NASDAQ:ACXT). The results of ACXT are reported as discontinued operations in the consolidated financial statements for all periods presented, except as noted.

In 1992, ACC reported a net loss of $2.0 million. The loss was a result of a loss from discontinued operations of $29.4 million related to the spin-off of ACXT, as well as the net after-tax expense of $8.3 million for the adoption of new financial accounting standards for employee postretirement benefits (FAS 106) and income taxes (FAS 109). Income from continuing operations totaled $35.7 million, or $0.95 per share.

Trend summary: percentage increase/(decrease) 1994, 1993 and 1992.
The table below reflects trends in operating results, excluding the 1994 special credit, the 1993 restructuring and other special charges and the 1992 impact of discontinued operations and adoption of new accounting standards. Earnings per share are shown both as reported and excluding a special credit and/or charges, the impact of discontinued operations and adoption of new accounting standards.


                                     1994      1993      1992
------------------------------------------------------------------
------------------------------------------------------------------
Volume                               2.7%      1.3%      0.2%
------------------------------------------------------------------
Net sales                            5.1%      2.0%      1.4%
------------------------------------------------------------------
Avg. net price increase              0.3%      1.1%      1.7%
------------------------------------------------------------------
Gross profit                        10.1%      5.8%      5.0%
------------------------------------------------------------------
Operating income
(excluding special credits/charges) 21.1%      6.1%      72.9%
------------------------------------------------------------------
Advertising expense                 20.1%      8.8%      (6.1%)
------------------------------------------------------------------
General and Administrative          (9.7%)     2.2%       3.9%
------------------------------------------------------------------
EPS (as reported)                   $1.52    ($1.10)    ($0.05)
------------------------------------------------------------------
EPS (excluding all special items)   $1.30     $0.88      $0.95
------------------------------------------------------------------

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS: 1994 VS. 1993, 1993
VS. 1992
Excludes the 1994 special credit, the 1993 restructuring and other special charges and the 1992 impact of discontinued operations and adoption of new accounting standards.

1994 vs. 1993
-------------
Net sales increased by 5.1% in 1994 from 1993. This increase was due to a 2.7% increase in volume and a shift in product mix to products in the premium and above-premium price categories. Gross profit improved to 36.1% of net sales as compared to 34.5% in 1993. This improvement was primarily the result of increased volume, improved brand mix profitability, operational efficiencies and lower aluminum costs.

Operating income improved 21.1% in 1994 over 1993. Although marketing expense (including advertising) grew substantially in 1994, general and administrative (G&A) expense declined by 9.7%. The increase in marketing expense was primarily due to the national rollout of Zima Clearmalt and the introduction and expansion of Coors Artic Ice and Coors Artic Ice Light. The decline in G&A expense resulted from the restructuring effort that began in 1993 to reduce overhead costs. Research and development expense was essentially unchanged in 1994 as compared to 1993.

Net non-operating expenses decreased to $3.9 million in 1994 compared to $12.1 million in 1993. Income from miscellaneous items increased by $4.9 million due to a gain on the sale of investments and higher royalty income related to licensed can-making and can-decorating technology. Net interest expense decreased $3.3 million because of the $50 million principal payment in June 1994 on ACC's medium-term notes.

The Company's effective tax rate declined in 1994 to 45.0% from 48.9% in 1993. The decline was largely attributable to the revaluation of ACC's deferred tax liability in 1993 related to the 1993 1% increase in the federal corporate income tax rate. The 1994 effective tax rate was higher than the statutory tax rate because of non-deductible expenses (meals and entertainment expenses and lobbying costs) and a valuation allowance for a tax loss carryforward.

Net income was $49.7 million, or $1.30 per share, in 1994 compared to $33.6 million, or $0.88 per share, representing a 47.7% improvement in earnings per share.

1993 vs. 1992
-------------
Net sales increased by 2.0% in 1993 from 1992. This increase was due to a 1.3% increase in volume, a shift in product mix to products in the premium and above-premium price categories and modest price increases in 1993. Gross profit improved to 34.5% of net sales vs. 33.2% in 1992. The improvement was primarily the result of increased volume, improved brand mix profitability, operational efficiencies and lower aluminum costs. The 1993 increase also reflected the divestiture of lower margin activities associated with CBC's transportation and energy businesses.

Operating income improved 6.1% in 1993 over 1992 due to the $29.7 million, or 5.8%, improvement in gross profit. The increase in gross profit more than offset increases in marketing, general and administrative (MG&A) expense of $24.6 million and research and project development expense of $0.6 million.

Net non-operating expenses decreased to $12.1 million in 1993 compared to $14.7 million in 1992. Net interest expense decreased $2.6 million because of an increase in investable cash and higher interest income.

The effective tax rate increased in 1993 to 48.9% from 39.1% in 1992. The increase was largely attributable to the 1993 1% increase in the federal corporate income tax rate, the related revaluation of ACC's deferred tax liability and non-deductible foreign losses.

Net income in 1993 was $33.6 million, or $0.88 per share, compared to $35.7 million, or $0.95 per share in 1992.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary sources of liquidity are cash provided from operating activities and external borrowing. The Company continues to be in a strong position to generate cash internally. The Company's 1994 net cash position was $27.2 million, a significant decrease compared to $82.2 million in 1993. The Company's 1993 net cash position increased 107% from $39.7 million in 1992.

The Company believes that cash flows from operations and short-term borrowings are adequate to meet its ongoing operating requirements, scheduled principal debt repayments and debt service costs, anticipated capital expenditures and dividend payments.

Operating Activities
Including net special credits/charges, net cash provided by operations was $186.4 million in 1994, $168.5 million in 1993 and $155.8 million in 1992. The 1994 increase in cash from operations was primarily due to higher net income, higher accumulated deferred income taxes, and higher depreciation offset in part by an increase in accounts and notes receivable, a decrease in accrued expenses and other liabilities (primarily due to the payment of obligations related to the 1993 restructuring) and an increase in accounts payable. The increase in accounts and notes receivable reflects higher 1994 sales and amounts owed to CBC by the new joint venture between CBC and American National Can formed to manufacture cans and ends. Higher accounts payable are due primarily to amounts owed to the new can and end joint venture for purchases by CBC.

The 1993 increase in cash from operations was due primarily to higher depreciation, lower accounts and notes receivable, higher accounts payable and higher accrued expenses (primarily related to restructuring and special charges). Lower accounts receivable were primarily related to a change in credit terms from 1992.

Investing Activities (including capital expenditures)
The Company is shifting its strategic emphasis toward projects that offer returns on investments (ROI) that are equal to or greater than ACC's weighted average cost of capital. The Company's anticipated capital expenditures for 1995 are $167 million relating primarily to capacity expansion, repair and upkeep, return on investment projects and environmental compliance. In 1994, the Company spent $174.7 million on investment activities, compared with $119.3 million in 1993 and $140.4 million in 1992. Capital expenditures were $160.3 million in 1994, $120.4 million in 1993 and $115.5 million in 1992. In 1994, capital expenditures focused on expansion of facilities (primarily to expand bottling capacity) and the purchase of a brewery in Zaragoza, Spain. In 1993, capital expenditures were made for expansion of capacity in Memphis for Zima Clearmalt, routine maintenance and incremental upgrades to all production facilities.

Net Cash Used/Provided by Financing Activities
The Company used $67.0 million of cash in financing activities in 1994. At the beginning of the third quarter, the Company made its first principal payment on its medium-term notes, in the amount of $50 million. In addition, the Company paid dividends of $19.1 million. Offsetting this was approximately $2.1 million provided by the exercise of stock options.

In 1993, the Company used $6.6 million in cash in financing activities. The Company paid $19 million in dividends. The Company received cash through the exercise of stock options and the proceeds from industrial revenue bonds for an expansion project. Net cash provided by financing activities in 1992 resulted from the assumption of additional debt related to the spin-off of ACXT, offset by the payment of short-term borrowings and the payment of dividends.

Debt Securities
A shelf registration was filed with the Securities and Exchange Commission for $300 million of debt securities in 1990. As of December 25, 1994, the Company had $170.0 million outstanding in medium-term notes, having made the first scheduled principal payment of $50 million on the notes in June 1994. That payment was funded by a combination of cash on hand and borrowings under the Company's bank revolving credit facility. Fixed interest rates on the Company's medium-term notes range between 8.3% and 9.15%. The repayment schedule for the remaining outstanding notes is $44 million in 1995, $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999. The Company's debt-to-total capitalization ratios were 20.6% at the end of 1994, 26.3% at the end of 1993 and 24.3% at the end of 1992.

Revolving Line of Credit
In addition to the medium-term notes, the Company has an unsecured, committed revolving line of credit totaling $144 million. From time to time this line of credit is used for working capital requirements and general corporate purposes. In an effort to increase its financial flexibility, the Company increased the available credit under the facility to $144 million in 1994 from $100 million in 1993. As of December 25, 1994, the full $144 million was available. For 1994, the Company met its two financial covenants under the committed revolving line of credit: a minimum tangible net worth test and a debt-to-total capitalization test.

Hedging Activities
As of December 25, 1994, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations of changes in foreign exchange rates. Any variation in the exchange rate that would accrue to the contract would be directly offset by an equal change in the related obligation. Therefore, after the contract entrance date, variation in the exchange rate would have no additional impact on the Company's financial statements. ACC's hedging activities are minimal and hard currency exposures are not material.


OUTLOOK 1995:

The Company will report 1995 results based on a 53-week fiscal calendar because the Company's accounting calendar is based on 13 periods rather than a 12-month calendar year.

The Company expects a significant increase in cost of goods sold in 1995 over 1994 based on projections for volume growth and increased costs of aluminum and other packaging materials. The Company also anticipates that MG&A expense will increase in the aggregate. Other overhead costs should remain basically unchanged, except for increases associated with hiring to fill positions that were vacant in 1994. Most of the anticipated 1995 increase in MG&A is related to increased advertising support for the Company's best-selling brands, including Coors Light, George Killian's Irish Red and other specialty brands.

The Company anticipates that the increased costs will be offset in part through volume gains, modest price increases, productivity gains arising from restructuring and benefits from the American National Can joint venture including incremental income and minimizing increased aluminum costs. The Company's effective tax rate will remain higher than the statutory rate due primarily to non-deductible expenses, such as meals, entertainment and lobbying expenses.

The Company anticipates that the effect of raw material cost increases will occur early in 1995, while the expected offsets from cost savings will occur primarily in the second half of 1995.

ENVIRONMENTAL:

The Company was one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for the Lowry Landfill Superfund site, a legally permitted landfill owned by the City and County of Denver. In 1990, the Company recorded a special pretax charge of $30 million for potential clean-up costs of the site.

The City and County of Denver, Waste Management of Colorado, Inc.
and Chemical Waste Management, Inc. brought litigation in 1991 in U.S. District Court against the Company and 37 other PRP's to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. In addition, the Company agreed to pay a specified share of costs if total remediation costs are in excess of this amount. Payments representing the Company's agreed share based on the $120 million assumption were made into a trust to be applied to costs of site remediation and operating and maintenance costs.

The EPA recently announced remediation objectives and requirements for the site and projected costs of its remediation plan. The EPA's projected costs are below the $120 million total assumed as a basis for the Company's settlement. The City and County of Denver, Waste Management of Colorado and Chemical Waste Management, Inc. are expected to implement remediation of the site.
The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study and remediation costs. Settlements were reached during 1993 and 1994 with all defendants. As a result, in the fourth quarter of 1994, the Company recognized a special pretax credit of $18.9 million.

The Company has also been notified that it is or may be a PRP under Comprehensive Environmental Response, Compensation and Liability
(CERCLA) or similar state laws with respect to the cleanup of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of cleanup, its share of the total cost or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or insurance coverage. However, based on investigations to date, the Company believes that any liability would not be material to the financial condition of the Company with respect to these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional Superfund sites in the future, or that the costs associated with those additional sites will not be material.

While it is impossible to predict the eventual aggregate cost to the Company for environmental and related matters, management believes that any payments, if required, for these matters would be made over a period of years in amounts that would not be material in any one year to the consolidated results of operations or to the financial or competitive position of the Company. The Company believes adequate disclosures have been provided for losses that are reasonably possible. Furthermore, as the Company continues to focus attention on resource conservation, waste reduction and pollution prevention, it is the Company's belief that potential future liabilities will be reduced.

ACCOUNTING CHANGES:

The results of operations for 1992 include the adoption of certain accounting rule changes. In 1992, the Company adopted FAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," and the financial results for 1992 reflect the adoption. The transition effect of adopting
FAS 106 on the immediate recognition basis resulted in a charge of $38.8 million to 1992 earnings, net of approximately $23.4 million of income tax effects. The ongoing cost of adopting the new standard increased 1992 net periodic postretirement benefit cost by $5.2 million.

Also in 1992, the Company adopted FAS 109, "Accounting for Income
Taxes," retroactive to the first quarter, and the financial results for 1992 reflect that adoption as well. The adoption increased 1992 earnings by $30.5 million because of the reversal of excess deferred income tax liability balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements



Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants


          Consolidated Statement of Income for each of the three years ended December 25, 1994


          Consolidated Balance Sheet at December 25, 1994
            and December 26, 1993


          Consolidated Statement of Cash Flows for each of the three years ended December 25, 1994


          Consolidated Statement of Shareholders' Equity for each of the three years ended December 25, 1994


          Notes to Consolidated Financial Statements

                  Report of Independent Accountants



To the Board of Directors and Shareholders of Adolph Coors Company


In our opinion, the consolidated financial statements listed in the
index appearing under Item 14 (a)(1) and (2) on page   present fairly, in
all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 25, 1994, and December 26, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. As discussed in Notes 5 and 8 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992.







PRICE WATERHOUSE LLP

Denver, Colorado
February 28, 1995

                                        ADOLPH COORS COMPANY AND
SUBSIDIARIES
                                            CONSOLIDATED STATEMENT
OF INCOME

                                                        For the
years ended

                          December 25,    December 26,   December 27,
                                 1994            1993           1992
                          -----------     -----------    -----------
                             (In thousands, except per share data)
Sales                      $2,040,330      $1,946,592     $1,911,775
Less - federal and state
  excise tax                  377,659        364,781         360,987
                            ---------      ---------       ---------
Net sales                   1,662,671      1,581,811       1,550,788
                            ---------      ---------       ---------

Costs and expenses:
  Cost of goods sold        1,062,789      1,036,864     1,035,544
  Marketing, general
  and administrative          492,403        454,130       429,573
  Research and project
   development                 13,265         13,008        12,370
  Special (credit) charges
     (Note 9)                 (13,949)       122,540            --
                            ---------      ---------     ---------
      Total                 1,554,508      1,626,542     1,477,487
                            ---------      ---------     ---------
Operating income (loss)       108,163        (44,731)       73,301

Other income (expense):
   Interest income              1,546          2,580           255
   Interest expense           (11,461)       (15,780)      (16,014)
   Miscellaneous-net            5,972          1,101         1,087
                             --------      ---------     ---------
      Total                    (3,943)       (12,099)      (14,672)

Income (loss) before income
       taxes                  104,220        (56,830)       58,629

Income tax expense (benefit)
   (Note 5)                    46,100        (14,900)       22,900
                            ---------      ---------     ---------
Income (loss) from continuing
   operations                  58,120        (41,930)       35,729

Net (loss) from discontinued
   operations (Note 2)             --             --       (29,415)

Income (loss) before cumulative
   effect of change in
   accounting principles        58,120        (41,930)        6,314


Cumulative effect of change in
   accounting for postretirement
   benefits (net of tax)            --             --       (38,800)

Cumulative effect of change in
   accounting for income taxes      --             --        30,500
                             ---------      ---------     ---------
Net income (loss)           $   58,120     $  (41,930)    $  (1,986)
                             =========      =========      ========

Per share of common stock:

Income (loss) from continuing
   operations               $     1.52     $    (1.10)    $    0.95

Net (loss) from discontinued
   operations                       --             --         (0.78)

Income (loss) before cumulative
   effect of change in accounting
   principles                     1.52          (1.10)         0.17

Cumulative effect of change in
   accounting for postretirement
   benefits                         --             --         (1.03)

Cumulative effect of change in
   accounting for income taxes      --             --          0.81
                             ---------      ---------     ---------
Net income (loss) per share of
   common stock              $     1.52    $    (1.10)    $   (0.05)
                              =========      ========     ========

See accompanying notes to consolidated financial statements.

                             ADOLPH COORS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET



                                          December 25,      December 26,
                                                 1994              1993
                                          -----------       -----------
                                                (In thousands)

Assets
Current assets:
  Cash and cash equivalents                $   27,168         $  82,211
  Accounts and notes receivable,

    less allowance for doubtful accounts
    of $24 in 1994 and $409 in 1993           106,327            75,967

  Inventories:

    Finished                                   67,500            56,878
    In process                                 22,918            24,402
    Raw materials                              38,108            56,370
    Packaging materials                        13,078             9,581
                                            ---------         ---------
                                              141,604           147,231

Other supplies                                 38,340            35,213
Prepaid expenses and other assets              13,638            14,975
Prepaid income taxes (Note 5)                   1,779                --
Deferred tax asset (Note 5)                    26,310            28,151
                                            ---------          --------
      Total current assets                    355,166           383,748

Properties, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,220,836 in 1994
  and $1,118,292 in 1993 (Note 3)             922,208           884,102

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $3,307 in 1994 and $2,768 in 1993         20,509            12,826

Other assets                                   73,693            70,268
                                            ---------         ---------
Total assets                               $1,371,576        $1,350,944
                                            =========         =========

See accompanying notes to consolidated financial statements.

                                          December 25,       December 26,
Liabilities and Shareholders' Equity             1994               1993
                                                    (In thousands)
Current liabilities:
  Current portion of long-term debt      $    44,000         $   50,000
  Accounts payable                           164,430            121,376
  Accrued salaries and vacations              41,567             41,798
  Taxes, other than income taxes              47,060             43,928
  Federal and state income taxes (Note 5)         --              4,157
  Accrued expenses and other liabilities      83,157            115,292
                                           ---------          ---------
      Total current liabilities              380,214            376,551

Long-term debt (Note 4)                      131,000            175,000

Deferred tax liability (Note 5)               71,660             53,430

Postretirement benefits (Note 8)              83,617             79,193

Other long-term liabilities                   30,884             34,843
                                           ---------           --------
      Total liabilities                      697,375            719,017

Commitments and contingencies
  (Notes 6,7,8,9 and 10)

Shareholders' equity (Note 6):
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                        --                --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                         1,260             1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 shares
      authorized and 46,200,000
      shares issued                           11,000            11,000
                                           ---------         ---------
      Total capital stock                     12,260            12,260

  Paid-in capital                             56,758            54,928
  Retained earnings                          623,418           584,444
  Other                                        1,238                40
                                           ---------         ---------
                                             693,674           651,672
  Less - treasury stock, at cost,
         Class B shares, 9,133,060 in
         1994 and 9,260,779 in 1993           19,473            19,745
                                           ---------         ---------
      Total shareholders' equity             674,201           631,927

Total liabilities and shareholders'
         equity                           $1,371,576        $1,350,944
                                           =========         =========

See accompanying notes to consolidated financial statements.

                                  ADOLPH COORS COMPANY AND
                                        SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                       For the years ended

                                  December 25,    December 26,   December 27,
                                         1994            1993           1992
                                  -----------     -----------    -----------
                                                (In thousands)
Cash flows from operating
  activities:
  Net income (loss)                $   58,120      $  (41,930)   $    (1,986)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
     Depreciation, depletion and
     amortization                     120,793         118,955        114,780
    Change in accumulated deferred
     income taxes                      18,230         (26,297)       (49,010)
    Loss on sale or abandonment of
      properties                          808          20,387          3,736
    Change in current assets and
      current liabilities:
       Accounts and notes receivable  (30,264)         32,632          7,101
       Inventories                      5,627           5,101         (5,806)
       Prepaid expenses and other
         assets                            50           2,784            818
       Accounts payable                43,054          13,950        (13,972)
       Federal and state income taxes  (5,936)              3            387
       Accrued expenses and other
         liabilities                  (28,711)         42,390        (12,368)
    Change in deferred items            5,122             812         (2,550)

    Postretirement benefits (Note 8)    4,424          12,714         66,479
    Other                              (4,891)        (13,008)        (5,243)
    Other - discontinued operations        --              --         53,410
                                     --------       ---------       --------
       Net cash provided by operating
         activities                   186,426         168,493        155,776

Cash flows from investing activities:
  Additions to properties            (160,314)       (120,354)      (115,450)
  Proceeds from sale of properties      4,382           2,268         26,091
  Change in other intangible assets   (16,876)             --         (2,413)
  Other                                (1,863)         (1,238)         6,404
  Other - discontinued operations          --              --        (55,035)
                                    ---------       ---------      ---------
       Net cash used by investing
         activities                  (174,671)       (119,324)      (140,403)

Cash flows from financing activities:
  Net change in short-term borrowings      --              12        (46,300)
  Proceeds from long-term debt             --           5,000             --
  Payment of debt                     (50,000)             --             --
  Exercise of stock options, net of
    related notes receivable            2,102           7,375          4,960
  Dividends paid                      (19,146)        (19,003)       (18,801)
  Other                                    24             (11)            14
  Other - discontinued operations          --              --         69,708
                                     --------        --------       --------
       Net cash (used) provided by
         financing activities         (67,020)         (6,627)         9,581

Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents              (55,265)         42,542         24,954
  Effect of exchange rate changes on
    cash and cash equivalents             222              --             --
  Balance at beginning of year         82,211          39,669         14,715
                                     --------        --------      ---------
  Balance at end of year           $   27,168      $   82,211    $    39,669
                                       ========        ========    =========

See accompanying notes to consolidated financial statements.

                                       ADOLPH COORS COMPANY AND
                                           SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  Common stock
                     issued       Paid-in   Retained Treasury
                Class A  Class B  capital   earnings   stock   Other   Total
                         (In thousands, except per share data)

Balance at
December 29,
     1991     $ 1,260  $11,000  $44,100 $1,064,272  $(21,252)$   40 $1,099,420
Exercise of
stock options,
including $384
income tax
benefit and
increased by
$805 of payments
on related
loans outstanding
to employees
 (Note 6)                         4,457                  503             4,960
Deferred
compensation
and other                                                      (321)      (321)
Net loss                                    (1,986)                     (1,986)
Cash dividends-
$0.50 per share                            (18,801)                    (18,801)
Distribution to
shareholders of
ACX Technologies,
Inc.  (Note 2)                            (398,108)             281   (397,827)
                ------  -------  -------   --------   ------- ------   --------
Balance at
December 27,
1992            1,260   11,000   48,557    645,377   (20,749)     0    685,445
Exercise of
stock options,
including $895
income tax
benefit and
increased by
$132 of
payments on
related
loans
outstanding to
employees (Note 6)                6,371                1,004             7,375
Other                                                            40         40
Net loss                                   (41,930)                    (41,930)
Cash dividends-
$0.50 per share                            (19,003)                    (19,003)
                 -----  -------  -------   --------   ------- ------   --------
Balance at
December 26,
1993             1,260   11,000   54,928   584,444   (19,745)    40    631,927
Exercise of
stock options,
including $159
income tax
benefit  (Note 6)                  1,830                 272             2,102
Other                                                         1,198      1,198
Net income                                  58,120                      58,120
Cash dividends-
$0.50 per share                            (19,146)                    (19,146)
                ------  -------  ------- ----------  -------- ------ ----------
Balance at
December 25,
1994            $1,260  $11,000  $56,758  $623,418  $(19,473) $1,238 $ 674,201

See accompanying notes to consolidated financial statements.

ADOLPH COORS
COMPANY AND SUBSIDIARIES
                                                           NOTES TO
CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1:

Summary of Accounting Policies

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 25, 1994, December 26, 1993, and December 27, 1992, and were 52-week periods.

Principles of consolidation: The consolidated financial statements include the accounts of Adolph Coors Company, its only direct subsidiary, Coors Brewing Company (CBC), and all subsidiaries of CBC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories.

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $41,655,000 and $46,705,000 at December 25, 1994 and December 26, 1993, respectively. During 1994 and 1993, total inventory costs and quantities were reduced, resulting in a LIFO liquidation, the effect of which was not material.

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

As of December 25, 1994, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations from changes in the underlying foreign exchange rate.
Any variation in the exchange rate that would accrue to the contract would be directly offset by an equal change in the related obligation. Therefore, after the contract entrance date, variation in the exchange rate would have had no additional impact on the Company. The Company's hedging activities are minimal and hard currency exposures are not material.

Concentration of credit risk: The majority of the accounts receivable balances as of December 25, 1994, and December 26, 1993, were from malt beverage distributors. The Company secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit. Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. Income taxes paid were $30,995,000 in 1994, $15,367,000 in 1993 and $26,167,000 in 1992.

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


NOTE 2:

Discontinued Operations

In May 1992, the board of directors of the Company authorized development of a plan to distribute to its shareholders its ceramics, aluminum, packaging and technology-based developmental businesses (the "Technology Businesses"). On August 12, 1992, the Company formed ACX Technologies, Inc. ("ACXT" or "ACX Technologies") to own the Technology Businesses. On December 27,
1992, the Company distributed to its shareholders the common stock of ACXT. Accordingly, the results of ACXT and the Technology Businesses are reported as discontinued operations in these consolidated financial statements for all periods presented except as noted. Each holder of record of the Company's common stock on December 16, 1992, received one share of ACXT common stock for every three shares of Adolph Coors Company common stock held as of such date. ACXT stock is publicly traded on the over-the-counter market under the symbol "ACXT."

The loss from discontinued operations for the year ended December 27, 1992, was $29,415,000, or $0.78 per share. The 1992 results included approximately $7,200,000, or $0.19 per share, for transaction costs associated with the spin-off and a fourth quarter pretax charge of $13,700,000, or $0.36 per share, related to restructuring of operations primarily at Coors Ceramics Company and Golden Technologies Company, Inc. Discontinued operations for 1992 also included the operating results of the Technology Businesses and ACXT's adoption of the new accounting standards for postretirement benefits and income taxes. Net income from discontinued operations for the year ended December 29, 1991, was $8,433,000, or $0.22 per share.

Historical marketing, general and administrative expenses for the Technology Businesses, which included costs incurred directly by and for the Technology Businesses, plus a reasonable portion of other shared historical corporate expenses, were allocated to discontinued operations. Interest expense in 1992 was allocated based on short-term borrowings up to $75,000,000, which is approximately the amount of outside debt owed by ACXT immediately after the distribution. Interest expense on the short-term borrowings was based on interest rates ranging from 3.1% to 6.9% resulting in interest costs of $6,044,000 for the year ended December 27, 1992. Interest expense was capitalized based on construction in progress balances rather than on actual interest expense allocated.

The following summarizes the results of operations for discontinued operations:



                                                   For the yearended
                                                       December 27,
                                                              1992
                                                    --------------
                                                    (In thousands)
Outside sales                                             $413,969
                                                    --------------
Loss before income taxes                                  $(24,215)
Income tax benefit                                          (7,200)
                                                    --------------
Loss before cumulative effect
  of change in accounting principles                       (17,015)
Cumulative effect of change in accounting
  for postretirement benefits (net of tax)                 (13,200)
Cumulative effect of change in accounting
  for income taxes                                             800
                                                    --------------
Net loss from discontinued
  operations                                              $(29,415)
                                                    ==============

NOTE 3:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:



                                                 For the years ended
                                          December 25,  December 26,
                                                 1994          1993
                                          -----------   -----------
                                                 (In thousands)
Land and improvements                     $   96,995      $  93,436

Buildings                                    454,679        427,111

Machinery and equipment                    1,488,060      1,394,156

Natural resource properties                   16,125         22,386

Construction in progress                      87,185         65,305
                                           ---------      ---------
                                           2,143,044      2,002,394
Less accumulated depreciation, depletion
  and amortization                         1,220,836      1,118,292
                                           ---------      ---------
Net Properties                            $  922,208      $ 884,102
                                           =========      =========

Interest capitalized, expensed and paid was as follows:

                                              For the years ended

                               December 25,   December 26,   December 27,
                                      1994           1993           1992
                                               (In thousands)
Interest costs
  Continuing operations              $17,761       $20,580       $21,631
  Discontinued operations                 --            --       $ 6,044


Interest capitalized
  Continuing operations              $(6,300)      $(4,800)      $(5,617)
  Discontinued operations                 --            --       $(1,456)


Interest expensed
  Continuing operations              $11,461       $15,780       $16,014
  Discontinued operations                 --            --       $ 4,588

Interest paid                        $21,169       $20,172       $23,339


NOTE 4:

Debt

The Company is obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013. They are currently variable rate securities with interest payable on the first of March, June, September and December. The weighted average interest rate during 1994 was 3.0%.

As of December 25, 1994, the Company had outstanding $170 million of unsecured medium-term notes. All notes have interest due semi-annually in April and October at fixed interest rates ranging from 8.30% to 9.15% per annum. The repayment schedule for the notes issued is $44 million in 1995, $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999.

The Company has an unsecured committed credit arrangement totaling
$144 million, and as of December 25, 1994, all $144 million was available. This line of credit has a four-year term through December 12, 1998, and is subject to the Company maintaining certain financial ratios. The only restriction for withdrawal is that the Company meet specific covenant criteria. As of December 25, 1994, the Company also had approximately $100 million of uncommitted credit arrangements available, of which nothing was outstanding. The Company pays no commitment fees for these uncommitted arrangements, which are on a funds-available basis. Interest rates are negotiated at the time of borrowing.


NOTE 5:

Income Taxes

In 1992, the Company and its subsidiaries adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The transition effect of adopting FAS 109 resulted in a $30.5 million increase in net income reflected as the cumulative effect of a change in accounting principle in 1992.

The provision for income taxes charged to continuing operations was as follows:

                                             For the years ended

                              December 25,   December 26,  December 27,
                                     1994           1993          1992
                              -----------    -----------   -----------
                                                 (In thousands)
Current provision:
  Federal                       $  19,875      $  14,479     $  20,193
  State                             6,154          2,471         3,827
                                 --------       --------      --------
Total current tax expense          26,029         16,950        24,020
                                 --------       --------      --------
Deferred:
  Federal                          16,804        (27,890)     ( 1,025)
  State                             3,267         (3,960)     (    95)
                                 --------       --------     --------
Total deferred tax expense
       (benefit)                   20,071        (31,850)     ( 1,120)
                                 --------       --------     --------
Total income tax expense
       (benefit)                $  46,100      $ (14,900)   $  22,900
                                 ========       ========     ========

The deferred tax assets (liabilities) are composed of the tax effect of the following:

                                                    As of

                                       December 25,     December 26,
                                              1994             1993
                                       -----------      -----------
                                               (In thousands)
Tax in excess of book
  depreciation and
  amortization                          $(126,090)        $(125,157)



(Gain) loss on sale or writedown of        (2,954)           (3,032)
  assets

Deferred compensation and other
  employee related                         12,614            12,192

Change in balance sheet reserves


  and accruals                             27,528            37,356


Environmental accruals                      6,823            11,606

Alternative minimum tax                     3,164             9,155

Capitalized interest                       (2,516)           (2,155)

Other employee postretirement
  benefits (Note 8)                        34,054            31,065


State deferred taxes, net of federal
  income tax benefit                          651               648

Other - net                                 1,376             3,043
                                         --------           -------
   Net deferred tax liability           $ (45,350)       $  (25,279)
                                         ========          ========

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

Income taxes as reflected in the Consolidated Statement of Income differ from the amounts computed by applying the statutory federal corporate tax rate to income as follows:



                                          For the years ended

                                December 25,    December 26,   December 27,
                                       1994            1993           1992
                                -----------     -----------    -----------
Expected tax rate                      35.0%         (35.0%)       34.0%
State income taxes
  (net of federal income
   tax benefit)                         5.1           (1.7)         3.7
Revaluation of deferred income tax
  liability                             0.8            4.4           --
Unremitted earnings (losses) of
  foreign joint venture                (0.2)           2.6           --
Non-deductible expenses and losses      1.3            2.7           --
Other - net                             2.2            0.8          1.4
                                      -----          -----        -----
  Effective tax rate                   44.2%         (26.2%)       39.1%
                                      =====          =====        =====

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1990. The IRS is currently examining the fiscal years 1991 and 1992. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACXT are parties to a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution of ACXT stock and responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as tax-free.


NOTE 6:

Stock Option and Restricted Stock Award Plans

Under the Company's stock option plans, officers and other key employees may be granted options which allow for the purchase of shares of the Company's common stock. The option price on outstanding options is equal to the fair market value of the stock at the date of grant. The 1983 non-qualified Adolph Coors Company Stock Option Plan, as amended, provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant. No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan. The 1990 Equity Incentive Plan (1990 EI Plan) that became effective January 1, 1990, as amended, provides for two types of grants: restricted stock awards and stock options. The stock options have a term of 10 years with exercise prices equal to market on the day of the grant. Prior to 1994, one-third of the stock option grant was vested in each of the three successive years after the date of grant. Effective January 1, 1994, stock options vest at 10% for each one dollar increase in fair market value of ACC stock from date of grant, or vest 100% after nine years. Vesting in the restricted stock awards is over a three-year period from the date of grant.
All restricted shares outstanding as of December 27, 1992, became fully vested because of the spin-off. The compensation cost associated with these awards is amortized to expense over the vesting period. In 1991, the Company adopted an Equity Compensation Plan for Non-Employee Directors (EC Plan).
The EC Plan provides for two grants of the Company's stock; the first grant is automatic and equals 20% of the Director's annual retainer and the second grant is elective and covers all or any portion of the balance of the retainer. The compensation cost associated with the EC Plan is amortized over the Director's term. In 1992, all then outstanding grants under the restricted stock plan were accelerated to fully vest because of the spin-off.

Changes in stock options are as follows:

                                                               Price range
                                                  Shares        per share
-----------------------------------------------------------------------------
Outstanding at December 29, 1991                1,804,500      $14.50-$30.50


Adjustment due to ACX Technologies, Inc.
   spin-off                                      (147,400)           --

Granted                                                --            --

Canceled                                          (90,600)     $14.50-$30.50

Exercised                                        (276,100)     $13.00-$24.63
-----------------------------------------------------------------------------
Outstanding at December 27, 1992                1,290,400      $13.00-$30.50


Granted                                            83,000      $16.44-$16.50

Canceled                                          (60,100)     $13.24-$21.35

Exercised                                        (465,000)     $10.82-$18.36
-----------------------------------------------------------------------------
Outstanding at December 26, 1993                  848,300      $10.82-$22.75

Granted                                           530,700      $16.25-$16.25

Canceled                                          (65,700)     $14.45-$18.36

Exercised                                        (126,900)     $13.24-$18.36
-----------------------------------------------------------------------------
Outstanding at December 25, 1994                1,186,400      $13.24-$22.75
=============================================================================
Options exercisable at:

  December 26, 1993                               841,300

  December 25, 1994                               643,700

=============================================================================

Common stock reserved for options, and restricted stock awards totaled 1,866,800 shares as of December 25, 1994, and 2,331,800 shares as of December 26, 1993.

In January 1993, the number and exercise price of all options outstanding at the time of the ACX Technologies spin-off were adjusted to compensate for the economic value of the options as a result of the distribution to shareholders. The options of officers who transferred to ACX Technologies were canceled. The net effect of these adjustments decreased the number of options outstanding by 147,400.


NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, real estate and interest-bearing investments. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount which can be deducted for federal income tax purposes. Total expense for these plans, as well as a savings and investment (thrift) plan, was $29,485,000 in 1994, $39,873,000 in 1993 and $20,282,000 in 1992. The 1993 increase in plan expense resulted primarily from the offering of the early retirement program and plan changes. Included in the 1993 service cost is $16.5 million which was the result of the early retirement program. The 1993 expense has been included in restructuring costs (Note 9).

                                                    For the years ended

                                    December 25,    December 26,  December 27,
                                           1994            1993          1992
                                    -----------     -----------   -----------
                                                      (In thousands)
Service cost-benefits earned during
  the year                             $ 12,517        $ 27,089     $ 10,873

Interest cost on projected benefit
  obligations                            28,377          24,332       20,818

Actual (gain) on plan assets               (872)        (35,329)      (9,748)

Net amortization and deferral           (16,351)         16,929       (7,639)
                                        -------         -------       -------

Net pension expense                    $ 23,671        $ 33,021      $ 14,304
                                        =======         =======       =======

The funded status of the pension plans and amounts recognized in the Consolidated Balance Sheet are as follows:


                                                 As of
                                                 December 25,    December 26,
                                                        1994            1993
                                                 -----------     -----------
                                                          (In thousands)
Actuarial present value of accumulated
  plan benefits, including vested
  benefits of $264,319 in 1994 and
  $273,589 in 1993                                  $278,489      $290,318
                                                     -------       -------
Projected benefit obligations for
  service rendered to date                          $343,628      $380,594

Plan assets available for benefit                    261,982      253,526
                                                     -------      -------
Plan assets less than projected benefit
  obligations                                         81,646      127,068

Unrecognized net loss                                (50,211)     (94,416)

Prior service cost not yet recognized                (23,062)     (25,402)

Unrecognized net asset being recognized
  over 15 years                                        9,181       10,872
                                                     -------      -------
Net accrued pension liability                       $ 17,554     $ 18,122
                                                     =======      =======

Significant assumptions used in determining the valuation of the projected benefit obligations as of the end of 1994, 1993 and 1992 were:

                                               1994        1993     1992
                                               ----        ----     ----
Settlement rate                                8.50%       7.25%    8.75%

Increase in compensation levels                5.00%       5.00%    5.75%

Rate of return on plan assets                  9.50%       9.50%   10.50%

NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

This obligation was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 11.0% in 1994 to 6.5% in the year 2006. The effect of an annual 1% increase in trend rates would increase the accumulated postretirement benefit obligation by approximately $8.5 million and $10.5 million in 1994 and 1993, respectively. The effect of a 1% increase in trend rates also would have increased the ongoing annual cost by $1.2 million and $1.0 million in 1994 and 1993, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 8.50% and 7.25% at December 25, 1994, and December 26, 1993, respectively.

Net periodic postretirement benefit cost included the following:

                                                      For the years ended
                                                 December 25,  December 26,
                                                        1994          1993
                                                 -----------   -----------
                                                        (In thousands)
Service cost-benefits attributed to service
  during the period                                 $  3,097      $ 10,163

Interest cost on accumulated postretirement

  benefit obligation                                   6,698         5,311


Amortization of net loss (gain)                           78          (239)

Return on plan assets                                     --            --
                                                     -------       -------
Net periodic postretirement benefit cost            $  9,873      $ 15,235
                                                     =======       =======

The 1994 decrease in plan expense resulted principally from the 1993 early retirement program. Included in the 1993 service cost is $7.7 million which was the result of the early retirement program. That 1993 expense has been included in restructuring costs (Note 9).

The status of the plan was as follows:

                                                            As of

                                                 December 25,  December 26,
                                                        1994          1993
                                                 -----------   -----------
                                                          (In thousands)

Accumulated postretirement benefit obligation:
  Retirees                                          $ 32,989      $ 43,254

  Fully eligible active plan participants             11,508        16,737

  Other active plan participants                      32,221        35,008
                                                     -------       -------
  Accumulated postretirement obligation in
    excess of plan assets                             76,718        94,999

  Unrecognized net gain (loss)                         2,999       (18,273)

  Unrecognized prior service cost                      7,680         4,578
                                                     -------       -------
  Accrued postretirement benefit obligation
    in the Consolidated Balance Sheet               $ 87,397      $ 81,304
                                                     =======       =======

NOTE 9:

Special (Credit) Charges

Fourth quarter results for 1994 include a net special credit of $13.9 million which is shown as a separate item in the accompanying Consolidated
Statement of Income and resulted in $0.22 per share after tax. Two nonrecurring items contributed to the net special credit. First, the Company reached a settlement with a number of its insurance carriers which enabled it to recover a portion of the costs associated with the Lowry Landfill Superfund site. Secondly, CBC recorded an impairment reserve for the writedown of distributor assets.

Fourth quarter results for 1993 include several special charges. These special charges resulted in a pretax charge of $122.5 million, or $1.98 per share after tax. A restructuring charge, which totaled $109.5 million, or $1.77 per share after tax, resulted from the Company's announcement in July 1993 of a restructuring program designed to reduce costs, improve operating efficiencies and increase shareholder value. The restructuring charge includes $70.2 million for voluntary severance and enhanced early retirement incentives designed to reduce the Company's white-collar work force, as well as $39.3 million for workplace redesign, asset writedowns and other expenses related to profit improvement initiatives. Substantially all of the payments for voluntary severance and enhanced early retirement incentives occurred in 1993. Of the $39.3 million, approximately $22 million related to workplace redesign and other expenses related to profit improvement initiatives, and approximately $17.3 million related to asset writedowns. Substantially all costs related to workplace redesign and other profitability improvement initiatives, which were accrued in 1993, were paid in 1994. Other special charges unrelated to the profit improvement initiatives totaled
$13.0 million for the writedown of certain distributor assets and a provision for environmental enhancements.

The 1993 restructuring charge and subsequent activity are summarized as follows:

                                              Workplace     Asset

                                  Personnel   Redesign   Writedowns    Total
                                  ---------   ---------  ----------  --------
1993 Charges                      $ 70,240    $ 22,000    $ 17,300  $109,540

1993 Payments and writedowns        57,924       3,600      17,300    78,824
                                   -------     -------     -------   -------
  Balance as of December 26, 1993   12,316      18,400          --    30,716

1994 Payments                        3,045      16,480          --    19,525
                                   -------     -------     -------   -------
  Balance as of December 25, 1994 $  9,271    $  1,920    $     --  $ 11,191
                                   =======     =======     =======   =======



The majority of the remaining accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions.


NOTE 10:

Commitments and Contingencies

It is the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers'compensation and general liability contract deductibles. In 1994, a subsidiary of CBC continued to perform under an agreement to purchase coal for CBC's steam generation facility. The agreement runs for a five-year period beginning in 1990 and requires the purchase of a minimum of 330,000 tons of coal per contract year.

In 1992, CBC entered into a five-year supply contract to purchase substantial amounts of packaging raw materials from two subsidiaries of ACX Technologies. These contracts are for pre-determined quantities and based on market pricing.

In 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACXT) were sued by TransRim Enterprises (USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were removed from the case by the judge granting the defendants' motion for the partial summary judgement. Trial by a jury was held in April 1994, and the jury returned a verdict in favor of all defendants to all claims. TransRim filed an appeal to the U.S. Court of Appeals, 10th Judicial Circuit. Oral arguments were heard March 7, 1995. Management believes that ACC and CBC have meritorious defenses and that the ultimate outcome will not have a material impact on the Company's financial position and results of operations.

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

In 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. The cash surrender value under these policies, net of outstanding loans, approximates $7,621,000. Policyholders have been notified that all claims, benefits and annuity payments will continue to be paid in full; however, at this time policyholders are able to only partially redeem their policies for cash.

In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multi-year signage and advertising package. This commitment, totaling approximately $30 million was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The multi-year signage and advertising package will commence in 1995.

In 1991, the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. brought litigation in U.S. District Court against the Company and 37 other PRP's to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. In addition, the Company agreed to pay a specified share of costs if total remediation costs are in excess of this amount. Payments representing the Company's agreed share based on the $120 million assumption were made into a trust to be applied to costs of site remediation and operating and maintenance costs. None of these payments were material to the Company's cash flow or financial position. The terms did not result in any adjustment to the $30 million reserve established in 1990.

The Environmental Protection Agency (EPA) recently announced remediation objectives and requirements for the site and projected costs of its remediation plan. The EPA's projected costs are below the $120 million total assumed as a basis for the Company's settlement. The City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management are expected to implement remediation of the site. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study and remediation costs. Settlements were reached during 1993 and 1994 with all defendants. As a result, in the fourth quarter of 1994, the Company recognized a special pretax credit of $18.9 million (Note 9).

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some instances, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion these suits will not result in liabilities to such extent that they would materially affect the Company's financial position or results of operations.

NOTE 11:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 25, 1994. The third quarter is a 16-week period; all other fiscal quarters are 12 weeks.

As described in Note 9, income in the fourth quarter of 1994 was increased by a special pretax credit of $13,949,000 or $.22 per share, and income from continuing operations in the fourth quarter of 1993 was reduced by special pretax charges of $122,540,000, or $1.98 per share.

                                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                                    QUARTERLY FINANCIAL STATEMENT (UNAUDITED)

                          First      Second     Third     Fourth       Year
                              (In thousands, except per share data)
1994
Net sales               $318,453    $432,216    $555,581  $ 356,421 $1,662,671

Cost of goods sold       211,252     254,637     358,679    238,221  1,062,789

Marketing, general
  and administrative      92,926     127,693     159,979    111,805    492,403

Research and project
  development              2,197       3,313       4,217      3,538     13,265

Special (credit)              --          --          --   (13,949)    (13,949)

Other (income)
  expense-net               (156)      2,567       1,266        266      3,943
                         -------     -------    --------    -------  ---------

  Total costs and
  expenses               306,219     388,210     524,141    339,881  1,558,451

Income before
  income taxes            12,234      44,006      31,440     16,540    104,220

Income tax expense         5,300      20,100      14,100      6,600     46,100
                         -------     -------     -------   --------  ---------
Net income              $  6,934    $ 23,906    $ 17,340  $   9,940 $   58,120
                         =======     =======     =======   ========  =========

Net income per share of
  common stock          $   0.18    $   0.63    $   0.45  $    0.26 $     1.52
                         =======     =======     =======   ========  =========



                          First      Second      Third     Fourth      Year
                              (In thousands, except per share data)
1993
Net sales               $295,983    $412,868    $535,627   $337,333 $1,581,811
                         -------     -------     -------    -------  ---------
Cost of goods sold       198,905     257,539     349,149    231,271  1,036,864

Marketing, general
  and administrative      82,747     115,803     158,288     97,292    454,130

Research and project
  development              2,602       2,833       4,506      3,067     13,008

Special charges
  including
  restructuring charge        --          --          --    122,540    122,540

Other (income)
  expense-net              3,374       2,904       3,696      2,125     12,099
                         -------     -------     -------    -------  ---------
  Total costs
  and expenses           287,628     379,079     515,639    456,295  1,638,641

Income (loss)
  before income taxes      8,355      33,789      19,988  (118,962)    (56,830)

Income tax expense
  (benefit)                3,700      14,900      10,400   (43,900)    (14,900)
                          ------     -------     -------   --------  ---------
Net income (loss)       $  4,655    $ 18,889    $  9,588  $(75,062) $  (41,930)
                         =======     =======     =======   ========  =========
Net income (loss)
  per share of
  common stock          $   0.12    $   0.50    $   0.25  $  (1.97) $    (1.10)
                         =======     =======     =======   ========  =========

ITEM 9. Disagreements on Accounting and Financial Disclosure

Within the last two fiscal years there have been no changes in the Company's independent accounting firm or disagreements on material accounting and financial statement disclosure matters.

                               PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors.

JOSEPH COORS (Age 77) is Vice Chairman of Adolph Coors Company and has served in that capacity since 1975. He has served as a Director since
1942. He retired from day-to-day operations in December 1987. He serves as a member of the Executive Committee, the Debt Pricing Committee, the Compensation Committee and the Audit Committee. He is also a Director of Coors Brewing Company and ACX Technologies, Inc.

PETER H. COORS (Age 48) has served as a Director of Adolph Coors
Company since 1973. Prior to 1993, he served as Executive Vice President of Adolph Coors Company and Chairman of the Brewing Group. Also in 1993, he became Vice President and Secretary of Adolph Coors Company and was elected CEO and Vice Chairman of Coors Brewing Company. In December 1993, he was named interim treasurer. He is also a member of the Board of Directors of Coors Brewing Company. He serves as a member of the Debt Pricing Committee and the Executive Committee. In his career at Coors Brewing Company, he has served in a number of different positions, including Divisional
President of Sales Marketing and Administration and Secretary (1982-1985), Senior Vice President, Sales and Marketing (1978-1982), Vice President (1976-1978), and Assistant Secretary and Assistant Treasurer (1974-1976).

WILLIAM K. COORS (Age 78) is Chairman of the Board and President of
Adolph Coors Company and has served in such capacities since 1970 and 1989, respectively. He has served as a Director since 1940. He serves as Chairman of the Debt Pricing Committee and the Executive Committee. He is also a director and Chairman of the Board of Coors Brewing Company and ACX Technologies, Inc.

J. BRUCE LLEWELLYN (Age 67) has served as a Director and member of the Audit Committee since 1989. In 1993, he was named chairman of the Audit Committee. He also serves on the Compensation Committee and the Special Performance-Based Compensation Committee. He is a member of the Board of Directors of Coors Brewing Company. He is an attorney and involved in the management of several businesses in which he is an investor. He is presently the Chairman of the Board and Chief Executive Officer of Philadelphia Coca Cola Bottling, Inc. and Queen City Broadcasting, Inc. He is also a Director of Manufacturers Hanover Trust/Chemical Bank and QVC, Inc.

LUIS G. NOGALES (Age 51) has served as a Director since 1989. He became a member of the Audit Committee in 1992. He has served as a member of the Compensation Committee since 1989 and was named chairman in May
1994. He is also a member of the Special Performance-Based Compensation Committee. He is a member of the Board of Directors of Coors Brewing Company. He is chairman and chief executive officer of Embarcadero Media, Inc., a media (radio) acquisition company in Los Angeles. In the past he was president of Nogales Partners (1990 to present), a media acquisition firm, general partner of Nogales Castro Partners (1989-1990), President of Univision, the nation's largest Spanish language television network (1986-1988), and Chairman and Chief Executive Officer of United Press International (1983-1986). From 1981-1983 he served as Senior Vice
President of Fleishman-Hillard, Inc. He is also a Director of Southern California Edison Company and SCEcorp.

WAYNE R. SANDERS (Age 47) joined the Company as a Director in February of 1995. He is chairman of the board and chief executive officer of Kimberly
Clark (K-C) Corporation in Dallas. Sanders joined Kimberly Clark in 1975 as Senior Financial Analyst. For the past 20 years, he has served in a number of positions with K-C. He was named to his current position in 1992. Prior to that, he served as president and chief executive officer (1991); president, World Consumer, Nonwovens and Service and Industrial Operations (1990). He was elected to K-C's board of directors in August 1989.



(b)  Executive Officers.

Of the above directors, Peter H. Coors and William K. Coors are executive officers of the Adolph Coors Company. The following also were executive officers of Adolph Coors Company (as defined by SEC rules) at March 1, 1995:


ALVIN C. BABB (Age 62) is Senior Vice President of Operations and Technology for CBC and has served in that capacity since 1983. Prior to that, he served as Group Vice President of Brewery Operations (1982-1983), Senior Vice President of Brewery Operations (1981-1982) and Senior Vice President of Plant Operations (1978-1981). He has been with CBC for more than 40 years.
He is a member of the Master Brewing Association of America.

CARL L. BARNHILL (Age 46) joined CBC in May of 1994 as Senior Vice President of Sales. Barnhill brings more than 20 years of marketing experience with consumer goods companies. Most recently, he was Vice President of Selling Systems Development for the European and Middle East division of Pepsi
Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay in various upper-level sales and marketing positions.

ROBERT W. EHRET (Age 50) joined CBC in May of 1994 as Senior Vice
President, Human Resources. Prior to joining CBC, Ehret served as Senior Vice President of Human Resources for A.C. Nielsen. From 1983 to 1989, Ehret worked for PepsiCo Inc., as Director of Employee Relations and Personnel Director for two of PepsiCo's international divisions based in Tokyo and London. He also worked in various Human Resource capacities at Celanese Corporation.

W. LEO KIELY, III (Age 48) became President and Chief Operating
Officer of CBC as of March 1, 1993. Prior to joining CBC, he served as division vice president and then division president of the Frito-Lay, Inc. subsidiary of PepsiCo in Plano, Texas. From 1989-1991, he served as senior vice president of field operations, overseeing the operations of Frito-Lay's four regional business teams. From 1984-1989, he was the vice president of sales and marketing for Frito-Lay.

ROBERT D. KLUGMAN (Age 47) was named Senior Vice President of Corporate Development in May 1994, and Vice President of Corporate Development in July 1993. Prior to that, he vas Vice President of Brand Marketing, a position he held from 1981 - 1987, and again from 1990 - 1993. From 1987 to 1990 he was Vice President of International, Development and Marketing Services. Before joining CBC, Klugman was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

MICHAEL A. MARRANZINO (Age 47) has served as CBC's Senior Vice
President and Chief International Officer since 1994. Prior to that, he served as Vice President and Director of International Marketing. He has been with CBC since 1976, and has held positions in the sales and marketing area, including director of development, director for Coors and Coors Extra Gold brands, director of sales and marketing operations, director of field sales and director of sales operations.

M. CAROLINE TURNER (Age 45) was named Vice President and Assistant Secretary of ACC and Vice President, Chief Legal Officer and Assistant Secretary of CBC in 1993. In the past she served as Vice President, Chief Legal Officer (1991-1992) and Director, Legal Affairs (1986-1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen (1983-1986), an associate for Holme Roberts and Owen (1977-1982) and a clerk in the U.S. 10th Circuit Court of Appeals (1976-1977).

WILLIAM H. WEINTRAUB (Age 52) was named Senior Vice President of
Marketing in 1994. He joined CBC as Vice President of Marketing in
July, 1993. Prior to joining CBC, he directed all marketing and advertising for Tropicana Products as Senior Vice President. From
1982 - 1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales. He also held a number of positions at Procter & Gamble from 1967 - 1982.

TIMOTHY V. WOLF (Age 41) was named Vice President, Treasurer and
Chief Financial Officer of ACC and Senior Vice President and Chief Financial Officer of CBC in February, 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as Senior Vice President of Planning and Human Resources from 1993 to 1994. From 1989 to 1993 he served in several executive positions for The Walt Disney Company including Vice President, Controller and Chief Accounting Officer.

ACC and CBC employ a number of other officers who are not considered executive officers of the Registrant as defined under SEC regulations. Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors are elected at the Annual Shareholders' Meeting held in May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected as such.

(d)  Family Relationships.

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Section 16 Disclosures.

All filing and disclosure requirements were met in 1994.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------
            ANNUAL COMPENSATION                        LONG TERM COMPENSATION

                                              AWARDS                   PAYOUTS
NAME & PRINCIPAL
   POSITION                  YEAR       SALARY      BONUS     OTHER RESTRICTED   SECURITIES      LTIP         ALL
                                         ($)        ($)(a)   ANNUAL     STOCK      UNDERLYING    PAYOUTS       OTHER
                                                               COMP     ($)(b)        OPTIONS     ($)(C)         COMP
                                                             ($)(d)                 (#)(e)                    ($)(e)(f)
----------------------------------------------------------------------------------------------------------------------
William K. Coors, Chairman    1994     275,020      2,714         0          0            0           0       86,219
of the Board, CEO of Adolph   1993     256,000      1,938         0          0            0           0       65,539
Coors Company                 1992     256,000          0    27,288          0            0           0       58,153
----------------------------------------------------------------------------------------------------------------------

Peter H. Coors, Vice Chairman 1994     483,328    281,262         0          0       28,820           0        9,102
& CEO of Coors Brewing        1993     465,688     44,185    13,041     49,312       30,000           0        8,622
Company                       1992     465,061          0    18,593          0            0     491,302        7,257
----------------------------------------------------------------------------------------------------------------------

W. Leo Kiely III, President   1994     384,400    230,858         0          0       23,655           0        5,151
& COO of Coors Brewing        1993     310,000    187,251   309,121     16,500       10,000           0        6,198
Company                       1992
----------------------------------------------------------------------------------------------------------------------

Alvin C. Babb, Senior VP,     1994     289,552    133,214         0          0       13,364           0       13,451
Operations & Technology       1993     278,800     27,333    11,538      4,931        3,000           0       15,239
                              1992
----------------------------------------------------------------------------------------------------------------------

William H. Weintraub, Senior  1994     274,168    126,136         0          0       12,654           0        7,785
VP Marketing                  1993     120,271    106,397    33,084          0            0           0        5,733
                              1992
----------------------------------------------------------------------------------------------------------------------


(a) Amounts awarded under the Management Incentive Compensation
    Program.

(b) No restricted stock grants were made in 1994.

    In 1993, restricted stock was granted to three of the named officers. The number of grants and their values at December 25, 1994 are as follows: Peter
H. Coors - 3,000 shares valued at $47,625; W. Leo Kiely III - 1,000 shares valued at $15,875; and Alvin C. Babb - 300 shares valued at $4,763.

    Restricted stock awards granted in 1993 have a three-year vesting period based on year of grant and expire with termination of employment. Dividends are paid to the holders of the grants during the vesting period.

    No restricted stock grants were made in 1992. In 1992, restricted stock grants existing as of December 27, 1992 became vested due to the spin-off. No restricted stock grants were outstanding as of December 27, 1992.

(c) In 1992, cash was paid under CBC's 1990 Long-Term Incentive
Plan for the three-year performance period ended December 27, 1992.

(d) Under the 1983 Non-Qualified Stock Option Plan, the Company reimburses a portion of the taxes the executive will incur. In 1994, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1993, W. Leo Kiely III and William H. Weintraub received perquisites including moving expenses of $299,639 for W. Leo Kiely III and $28,320 for William H. Weintraub. In 1992, William K. Coors had perquisites including personal use of the Company's Lear jet - $13,118 and auto allowance- $8,694. The Company no longer owns the Lear jet.

(e) No stock option grants were made in 1992.

(f) The amounts shown in this column are attributable to the officer life insurance and 401(k) plans. The named executives receive officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and for some of the officers, the salary continuation agreement becomes effective. The officer life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The 1994 annual benefit for each executive: William K. Coors - $79,354;
Peter H. Coors - $4,969; W. Leo Kiely III - $3,423;
Alvin C. Babb - $9,062; William H. Weintraub - $3,284. The
Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,133 for Peter H. Coors; $1,728 for W. Leo Kiely III; $4,389 for Alvin C. Babb; $4,501 for William H. Weintraub.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance based executive compensation plans for 1994.

II. OPTION/SAR GRANTS TABLE

                                               Option Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------
                                                     POTENTIAL REALIZABLE VALUE
                                                          AT ASSUMED RATES OF STOCK PRICE
                      INDIVIDUAL GRANTS                 APPRECIATION FOR OPTION TERM
----------------------------------------------------------------------------------------------------------
                  NUMBER OF          % TOTAL
                  SECURITIES         OPTIONS
                  UNDERLYING       GRANTED TO       EXERCISE OR
                   OPTIONS        EMPLOYEES IN      BASE PRICE   EXPIRATION
NAME               GRANTED         FISCAL YEAR      ($/SHARE)       DATE             5%         10%
                    (#)
----------------------------------------------------------------------------------------------------------
Peter H. Coors       28,820 (a)        5%             $16.25      01/03/04       $276,923    $718,358
W. Leo Kiely III     23,655 (a)        4%             $16.25      01/03/04       $227,294    $589,617
Alvin C. Babb        13,364 (a)        3%             $16.25      01/03/04       $128,411    $333,107
William H. Weintraub 12,654 (a)        2%             $16.25      01/03/04       $121,589    $315,409


(a) From the date of grant, one-tenth of the grant vests for each one dollar increment in fair market value (FMV) of the stock over the exercise price. For example, when the FMV reaches $17.25, 10% of the grant is vested; when it reaches $18.25, 20% is vested; etc.
FMV is calculated by averaging the high and low stock price for each day. Once a portion has vested, it is not reversed even if the FMV drops. If not sooner, the grant is 100% vested after 9 years. At December 25, 1994, the grants were 40% vested.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Value

---------------------------------------------------------------------------------------------------------------------
                                                NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                      SHARES                            UNEXERCISED OPTIONS                 IN-THE-MONEY
                     ACQUIRED                             AT FY-END(#) (b)             OPTIONS AT FY-END ($) (b)
                        ON           VALUE
NAME               EXERCISE (#)    REALIZED     Exercisable       Unexercisable       Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
Pete H. Coors               0              0        164,208              37,292             169,962                0

W. Leo Kiely III            0              0         12,794              20,860                   0                0

Alvin C. Babb           5,632         20,576         26,325              10,018              25,872                0

William H. Weintraub        0              0          5,061               7,592                   0                0

(a) Values stated are the bargain element received in 1994, which is the difference between the option price and the market price at the time of exercise.

(b) No grants were made in 1992. In 1992, ACC approved the adjustment of all options outstanding as of December 27, 1992, for both the amount and exercise price pursuant to a formula which retained the same option spread for the employee after the spin-off as had existed immediately prior to the spin-off.

IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE

                                                    POTENTIAL FUTURE PAYOUTS UNDER NON-STOCK
                                                               PRICE-BASED PLANS

NAME                NUMBER OF          PERFORMANCE     THRESHOLD         TARGET           MAXIMUM
                    SHARES, UNITS      OR OTHER        ($ OR #)         ($ OR #)          ($ OR #)
                    OR OTHER           PERIOD UNTIL
                    RIGHTS             MATURATION OR
                    (#)                PAYOUT
Peter H. Coors       150% of 1-1-94    1994 - 1996       8,646*          129,691*          259,382*
                     salary at target

W. Leo Kiely III     140% of 1-1-94    1994 - 1996       7,097*           99,353*          198,706*
                     salary at target

Alvin C. Babb        100% of 1-1-94    1994 - 1996     $28,956**        $289,552**        $579,104**
                     salary at target

William H. Weintraub 100% of 1-1-94    1994 - 1996     $ 8,226**        $ 82,250**        $165,500**
                     salary at target                    3,543*           35,431*           70,862*


*  Number of options to be granted.
** Award of 1/2 restricted shares and 1/2 cash.

Under the Long-Term Incentive Plan (LTIP), payout targets are dependent on cumulative Return on Invested Capital (ROIC) which is defined as earnings before interest expense and after tax, divided by debt plus equity. The LTIP cycle is three years, with any payout at the beginning of the fourth year. Under the first cycle, the earliest potential payout is for 1994-1996. Participants elect the form of payout from several options. The first option is to receive one-half of the payout in cash, one-half in shares of restricted stock. Restricted shares will be fully vested, but will be restricted from sale for a period of five years. The second option allows the participant to use the cash portion of payout to purchase discounted shares of stock (based on 75% of the fair market value of the stock at the time of payout.) Shares purchased under this option are fully vested, but cannot be sold for a period of three years.The third option allows the participant to elect a percentage
(a multiple of10, but not more than 100) of the total award amount to be received in the form of stock options; the number of options to be three times the total award amount divided by the fair market value of the stock at the time the participant enters the LTIP. The options will be fully vested and have a ten-year term. The remainder of the award, if the percentage elected is less than 100%, will be awarded one-half in cash, one-half in restricted shares of stock. All shares will receive dividends during the restriction period.

V. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

AVERAGE ANNUAL
COMPENSATION             YEARS OF SERVICE
                   10          20         30         40
$  125,000   $   21,875  $   43,750  $  65,625  $   71,875
   150,000       26,250      52,500     78,750      86,250
   175,000       30,625      61,250     91,875     100,625
   200,000       35,000      70,000    105,000     115,000*
   225,000       39,375*     78,750*   118,125*    129,375*
   250,000       43,750*     87,500*   131,250*    143,750*
   275,000       48,125*     96,250*   144,375*    158,125*
   300,000       52,500*    105,000*   157,500*    172,500*
   325,000       56,875*    113,750*   170,625*    186,875*
   350,000       61,250*    122,500*   183,750*    201,250*
   375,000       65,625*    131,250*   196,875*    215,625*
   400,000       70,000*    140,000*   210,000*    230,000*
   425,000       74,375*    148,750*   223,125*    244,375*
   450,000       78,750*    157,500*   236,250*    258,750*
   475,000       83,125*    166,250*   249,375*    273,125*
   500,000       87,500*    175,000*   262,500*    287,500*

*Maximum permissible benefit under ERISA from the qualified retirement income plan for 1994 was $118,800 and annual compensation in excess of $150,000 is not considered for benefits under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the retirement plan and credited years of service for individuals named in Item 11(a) are as follows:
William K. Coors - $247,340 and 55 years; Peter H. Coors - $456,339 and
23 years; and Alvin C. Babb - $280,224 and 41 years; W. Leo Kiely III - $379,454 and 1 year; William H. Weintraub - $270,479 and 1 year.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1994, in which the ratio of plan contributions to total compensation covered by the plan was approximately 9.2%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last ten) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if (1) the employee is at least age 62 when payments commence or (2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actually accrued under the pension formula is in the form of a straight line annuity.

In addition to the annual benefit from the qualified Retirement
Plan, two of the named executives are covered by salary continuation agreements. These agreements provide for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. If the officer should die after age 55, the surviving spouse receives the lump sum. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1994 eligible salary amounts as representative of the last annual base salary, the estimated annual benefit upon normal retirement for these officers would be: Peter H. Coors- $140,500 and Alvin C. Babb - $86,900.

Compensation of Directors

The Company adopted the Equity Compensation Plan for Non-Employee
Directors (EC Plan) effective May 16, 1991. The EC Plan provides for two grants of Adolph Coors Company's Class B (non-voting) common stock to non-employee
(NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock.
Amounts of both grants are determined by the market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved
50,000 shares of stock to be issued under the EC Plan. The retainer for the 1992-1993 term was $25,000 plus $1,500 per meeting. Beginning with the 1993-1994 annual term the Company increased the NE directors' annual retainer to $32,000 and eliminated the per meeting fee.

The NE members of the Board of Directors in 1993 were paid 50% of the $25,000 annual retainer for the 1992-1993 term plus $1,500 per meeting and 50% of the $32,000 annual retainer for the 1993-1994 term and reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending Board of Directors or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation and secretarial support from CBC.

Employment Contracts and Termination of Employment Arrangements

CBC has no agreements with executives or employees providing employment for a set period. W. Leo Kiely III, President and COO, has an agreement with CBC that provided for a guaranteed bonus equal to 50% of base salary for the first and second year of his employment (1993 and 1994). In the event of termination without cause prior to June 1, 1995, CBC would pay his base monthly salary plus the guaranteed bonus for 30 months. If
Mr. Kiely were terminated without cause on or after June 1, 1995, he would receive his then current salary for 18 months plus 1 1/2 times his last bonus amount. In either case, health benefits would continue through the payout period or when he commenced other employment if earlier.

William H. Weintraub, Senior Vice President, Marketing, has an agreement which provided for a guaranteed bonus equal to 40% of base salary for 1993 and 1994. It provides that, if Mr. Weintraub were terminated without cause prior to July 1, 1995, he would receive 15 months of salary plus the 40% bonus for that period.

In 1993, Alvin C. Babb, Senior Vice President, Operations & Technology, and CBC entered into an agreement providing for certain payments to Mr. Babb if his employment terminates on or before December 31, 1996. CBC would pay Mr. Babb an amount equal to two times his salary plus a lump-sum payment under his salary continuation agreement using a 5% discount factor and would pay any differential between medical benefits then provided and medical benefits provided under CBC's 1993 medical program.

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Comparison of 5-year Cumulative Total Return*

                                 Indexed/Cumulative Returns
                      1989     1990     1991     1992**   1993
1994
S & P 500 Index     100.00    96.90   126.42   136.06   149.76
151.74

S & P Bev-Alcoholic 100.00   106.26   111.49   132.94   134.64
142.58

Coors               100.00   104.57   143.53   136.86   129.56
142.43


*Assumes that the value of the investment in ACC Common Stock and each index was $100 on December 25, 1989, and that all dividends were reinvested.

**Results for 1992 includes $7.92 for the spin-off occurring in December 1992.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for Adolph Coors Company's operating subsidiary, Coors Brewing Company (CBC). This report represents Adolph Coors Company's compensation philosophy for fiscal year 1994.

Overview of Compensation Strategy for Executives

Under the supervision of the three member 1994 Compensation Committee of the Board of Directors, the Company continued to support the philosophy that compensation policies, plans and programs must enhance the profitability of the Company by linking financial incentives of senior
CBC management with the Company's financial performance. While the base salary philosophy remained the same, all incentive programs were changed to drive shareholder value and increase profitability.

Annual base salaries were set at median levels found in the external market. A more aggressive posture was adopted for base salaries for senior officers who have accountability for major functions. Incentive compensation strategies were tied to Company performance and shareholder return to encourage a greater return on invested capital and to increase share price.

The Compensation Committee's compensation strategy for CBC's CEO and other executive officers consisted of:

        -targeting base salary to the 50th percentile of relevant,

         broadly-defined external markets;

        -a Company-wide annual profit sharing program under which all eligible employees share profits based on an equal percentage of payout;

        -providing an annual cash incentive award targeted at the 75th percentile of the same external markets;

        -providing annual stock grants designed to increase shareholder return;

        -developing a long-term incentive plan designed to increase return on invested capital.

Relationship of Performance to Specific Elements of the Compensation Strategy

Following are brief descriptions that outline details and performance measures of each component of the 1994 executive compensation strategy.

Base Salary

The Company used compensation survey data to determine salaries competitive at the 50th percentile for like positions in similar sized manufacturing companies. Company size was determined by total net sales.

Salary ranges were established for executives by using the 50th percentile market data as the mid-point, with a 50% spread between minimum and maximum. Where the executive was paid within the range was determined by individual performance.

Annual Profit Sharing Program

All full time and part time employees of the Company are eligible for a payout based on annual pre-tax profit goals being met. Payouts to all employees are based on an equal percentage of their 1994 eligible earnings.

Management Incentive Compensation Program

In 1994, the annual Management Incentive Compensation Program was changed to drive both Company profitability and individual performance. Executive officers and other key management personnel were measured based on pre-tax profit and written individual performance plans tied to Company objectives. Payout may only occur after profit objectives are realized. The Compensation Committee approved annual pre-tax profit objectives as well as minimum and maximum payout levels within the program. Annual targets were met and payouts to all eligible employees were based on those profit and individual performance results as a percentage of their beginning 1994 salary.

In 1994, the Chief Operating Officer and Senior Vice President of
Marketing, as part of their agreements with CBC, earned a cash incentive award based on a percentage of their 1994 base salary.

Annual Stock Option Grants

In 1994, the Committee approved granting of stock options to the executive officers and to other key management personnel. Options were granted as a percentage of base salary and based on the individual's level in the organization. Options were granted with a ten year term. Option vesting is based on a one year holding period and an increase in share value. Options vest 10% for each one dollar increase in fair market value. All options vest after nine years regardless of share value increase. Options were granted through the 1990 Equity Incentive Plan (1990 EI Plan).

The 1990 EI Plan was administered by the Compensation Committee.
That committee was composed of non-employee, independent directors. The 1990 EI Plan provided that options be granted at exercise prices equal to the fair market value on the date the option was granted.

Long Term Incentive Plan

In 1994, the Committee established a Long Term Incentive Plan (LTIP). Participants are all officers and selected key personnel. The plan is on a biannual basis. Each plan has a three year measurement cycle (first plan cycle is for years 1994 through 1996). The plan measures cumulative return on invested capital. The Committee established both minimum and maximum payout levels for participants as a percentage of 1994 salary and level within the organization. The plan provides for three different options regarding payout, which must be elected before the start of the plan cycle.

The first option of payout is to receive one-half of the payout in restricted shares, one-half in cash. The restricted shares have a five year restriction. The second option is to take the cash portion of the first option to purchase shares of Company stock at a 25% discount, with a three year restriction on the purchased shares. The third option is to take stock options in lieu of both restricted shares and cash in 10% increments at a three to one ratio. These options have a ten year term with no further restrictions.

CEO Compensation for 1994

The CEO's compensation for 1994 did not reflect any of the incentive elements of the Company's compensation strategy. While fully supportive of the executive compensation strategy and fully committed to the Company goal of improved profitability and an increase in shareholder value, CEO William K. Coors has elected not to participate in the incentive programs. It is Mr. Coors' belief that his compensation, although low relative to market and industry standards, is adequate to support his needs and that, given his strong commitment to corporate goals and objectives, financial incentives would not enhance his motivation to achieve superior performance. Mr. Coors did however, receive a 8.0% increase in base salary, which was his first increase in salary over the past twelve years.

     Luis G. Nogales, Chairman
     Joseph Coors
     J. Bruce Llewellyn


Compensation Committee Interlocks and Insider Participation

Joseph Coors, J. Bruce Llewellyn and Luis G. Nogales served on the Compensation Committee during the past fiscal year. Joseph Coors, retired as the President and Chief Operating Officer of the Company in December 1987.

Joe Coors sold a Coors beer distributorship in Cincinnati, Ohio on December 31, 1993.

Joseph Coors is a director of both ACC and ACXT. He, along with William K. Coors, a Director of both ACC and ACXT, and Peter H. Coors, a Director and an executive officer of ACC, are trustees of several family trusts that collectively own a majority of the common stock of ACXT. ACC and ACXT, or their subsidiaries, have certain business relationships and have engaged in certain transactions with one another, as described below.

In connection with the spin-off of ACXT in December 1992, CBC entered into market-based, long-term supply contracts with certain ACXT subsidiaries to provide packaging, aluminum and starch products to CBC. Under the packaging supply agreement, CBC agreed to purchase from an ACXT subsidiary substantially all of CBC's paperboard and label requirements through 1997. Under the aluminum supply agreement, CBC agreed to purchase from another ACXT subsidiary all of CBC's requirements for aluminum can end stock and a substantial amount of CBC's tab stock needs, as well as substantial quantities of body stock through 1994. In addition, CBC agreed to purchase substantial volumes ofaluminum stock to meet CBC's requirements, based on absolute pounds or percentages of CBC needs through 1997. ANC is acting as a purchasing agent under the agreement for the CBC/ANC end and can joint venture. These supply contracts are a material source of revenue for ACXT and provide CBC a stable source for a significant portion of its raw materials and packaging materials. In addition, CBC sells brewery by-products to an ACXT subsidiary and sells aluminum scrap from CBC's can making operations to another ACXT subsidiary.

Also in connection with the spin-off, ACC and ACXT and their subsidiaries negotiated several other agreements, including employee matters, environmental management, tax sharing, trademark licensing agreements. In addition, there were numerous one-year transitional agreements for various services and materials. A few continuing service agreements between ACC and ACXT subsidiaries include agreements under which Coors Energy Company supplies natural gas to certain Colorado facilities of ACXT and an agreement by CBC to provide water and waste water treatment services for an ACXT ceramics facility. A joint defense agreement that commenced at the time of the spin-off is in effect with respect to the TransRim litigation described in Item 3, Legal Proceedings. A description of the foregoing agreements was included in the Company's report on Form 8-K dated December 27, 1992, in Exhibit B, "Information Statement," dated December 9, 1992, mailed by the Company to its shareholders.

CBC is a limited partner in a limited partnership, formed in connection with the spin-off, with an ACXT subsidiary as general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Each partner is obligated to make additional cash contributions of up to $500,000 upon call of the general partner. Distributions of $1,000,000 were made to both partners in 1994. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

In 1993, CBC sold certain laboratory facilities and technology to an ACXT subsidiary for approximately $350,000, the estimated fair value of the assets. In addition, certain subsidiaries of ACC and ACXT are parties to miscellaneous market-based transactions. For instance, CBC buys ceramic can tooling from an ACXT subsidiary to test on CBC can lines and CBC serves as aggregator for long distance telephone services for itself and certain ACXT companies. During 1994, a lease of office space from CBC to the limited partnership, mentioned above, terminated.

ITEM 12. Security Ownership of Certain Beneficial Owners and
Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of five percent of any class of voting securities, as of March 15, 1995:

                       Name and
                      Address of              Amount and Nature
  Title of            Beneficial               of Beneficial           Percent
   Class                Owner                     Ownership           of Class
  --------         -----------------          --------------------  ----------
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

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors, and all executive officers and directors as a group, as of March 15, 1995:

                                               Exercisable
                                                Options/
                                               Restricted
                                   Shares        Stocks
Title of       Name of          Beneficially     Awards                Percent
Class        Beneficial Owner      Owned          (2)       Total     of Class
--------     -----------------  -------------  --------------------- ----------
Class B      Joseph Coors           1,149 (1)      323       1,472(1)   (1)
Common       Peter H. Coors        36,451 (1)  177,208     213,659(1)   (1)
Stock        William K. Coors             (1)                     (1)   (1)
(non-        J. Bruce Llewellyn     3,066        1,129       4,195
voting)      Luis G. Nogales          816          323       1,139
             Wayne R. Sanders       2,000                    2,000
             Alvin C. Babb            100       27,625      27,725
             W. Leo Kiely III      10,000       17,126      27,126

             All Executive
             Officers and
             Directors as a
             Group (15 persons)   19,312,727      301,060  19,613,787       53%

(1) William K. Coors and Peter H. Coors are two of the trustees of the Adolph Coors Foundation, which owns 732,413 shares of Class B Common
Stock. William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees, and beneficiaries or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,762,111 shares. These individuals, and others, are trustees of five other trusts owning 1,762,921 shares. In certain of these trusts, they act solely as trustees and have novested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 53% of the total number of shares ofsuch class outstanding.

(2) This represents exercisable options to purchase shares under the Company's 1983 Non-Qualified Stock Option Plan and 1990 Equity Incentive Plan (as amended in 1994) that could be exercised as of March 15, 1995. In addition,it reflects restricted stock awards granted under the 1990 Equity Incentive Plan. Vesting in the restricted stock is over a three year period from date of grant. All restricted stock awards became fully vested at the time of the ACXTspin-off. In the event of a change in control of the Company, all vesting restrictions on the restricted stock awards would be lifted.


(c)  Changes in Control.

There are no arrangements that would at some subsequent date result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

(a) & (b) For a description of certain business relationships and related transactions see the discussion under the caption "Compensation Committee Interlock and Insider Participation" contained in Item 11 of this report.

(c)  Indebtedness of Management

Loans are made available to employees in connection with the exercise of stock options. No such loans were made or outstanding in 1994.

There was no other indebtedness in excess of $60,000 between the Company and any member of management or others that have a direct or indirect interest in the Company.



PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See index of financial statements in Item 8.

     (2)  Financial Statement Schedules:


          Schedule II   -  Valuation and Qualifying Accounts



Certain financial schedules that were presented in previous years' reports are no longer required by Regulation S-X. These schedules have been omitted from this report.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                   SCHEDULE II

                                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                                    VALUATION AND QUALIFYING
ACCOUNTS



                                                 Additions
                                  Balance at     charged to   Balance
                                  beginning      costs and       Other                      at end
                                  of year         expenses     additions     Deductions     of year
                                                        (In thousands)

Allowance for doubtful
receivables (deducted
from accounts receivable)

Year Ended
December 27, 1992 (c)         $    46        $    23       $   --(a)    ($  57) (b)    $   12

December 26, 1993             $    12        $   493       $   --(a)    ($  96) (b)    $  409

December 25, 1994             $   409        $    --       $   --(a)    ($ 385) (b)    $   24



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
                      Securities. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 filed March 14, 1990 and amended on March 26, 1990, file No.33-33831). Upon request, the Company agrees to provide a copy of any debt instrument as applicable under Regulation S-K, Item 601,
                      (b)(4)(iii).

     Exhibit  10.1  - Officers' Life Insurance Program. (Incorporated by
                      reference to Exhibit 10 to Form 10-K for the fiscal year ended December 28, 1980)

     Exhibit  10.2* - Officers and Directors Salary Continuation Agreement.
                      (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 26, 1982)

     Exhibit  10.3* - Adolph Coors Company 1983 Non-Qualified Stock Option Plan,
                      as amended effective February 13, 1992 (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

     Exhibit  10.4* - Model of Coors Brewing Company Annual Incentive Plan

     Exhibit  10.5* - Coors Brewing Company Long-Term Incentive Plan, 1994-1996
                      Plan Cycle.

     Exhibit  10.6* - Adolph Coors Company Equity Incentive Plan. Amended as of
                      May 12, 1994.

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

     Exhibit  10.10 - Form of Coors Brewing Company Distributorship Agreement.
                      (Introduced 1989)  (Incorporated by reference to Exhibit
                      10.11 to Form 10-K for the fiscal year ended December 31,
                      1989)

     Exhibit  10.11 - Adolph Coors Company Water Augmentation Plan.

                      (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)



     Exhibit  10.12 - Adolph Coors Company Equity Compensation Plan for Non-
                      Employee Directors (Incorporated by reference to Exhibit
                      4.1 to registration Statement on Form S-8 filed on May 21, 1991, file No. 33-40730)

     Exhibit  10.13 - Distribution Agreement dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the Commission on October 6, 1992, as amended.)

     Exhibit 10.14* - Employment Contracts and Termination of Employment
                      Agreements for W. Leo Kiely III, Alvin C. Babb and William
                      H. Weintraub. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 26, 1993)

     Exhibit 10.15  - Revolving Credit Agreement, dated as of
                      December 12, 1994.


     Exhibit  21    - Subsidiaries.

     Exhibit  23    - Consent of Independent Accountants.

            *Represents a management contract.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended
December 25, 1994.

(c)  Other Exhibits

No exhibits in addition to those previously filed and listed in
Item 14 (a) (2) are filed herein.

(d)  Other Financial Statement Schedules

No additional financial statement schedules are required.

Other Matters

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8No. 33-2761 (filed January 17, 1986), 33-35035 (filed May 24, 1990) and
33-40730 (filed May 21, 1991) and on Form S-3 No. 33-33831 (filed
March 14, 1990):

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




EXHIBIT 21

                                  ADOLPH COORS COMPANY AND SUBSIDIARIES
                                        SUBSIDIARIES OF REGISTRANT



The following table lists subsidiaries of the Registrant and the respective jurisdictions of their organization or incorporation as of December 25, 1994. All subsidiaries are included in Registrant's consolidated financial statements.

                                                       State/Country of
                                                       Organization or
                    Name                               Incorporation
-------------------------------               ------------------------------
Coors Brewing Company                                   Colorado
   CBC International, Inc.                              Colorado
    Coors Brewing International C.V.*                   The Netherlands
     Coors Brewing Iberica, S.A.                        Spain
   Coors Distributing Company                           Colorado
   Coors Energy Company                                 Colorado
    Gap Run Pipeline Company                            Colorado
   Coors Global, Inc.                                   Colorado
   Coors Intercontinental, Inc.                         Colorado
   Coors International, Inc.                            Delaware
   Coors Transportation Company                         Colorado
   The Rocky Mountain Water Company                     Colorado
   The Wannamaker Ditch Company                         Colorado



   * Organized as a partnership.

EXHIBIT 23



Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3
(No.33-33831) and in the Registration Statements on Form S-8 (No. 33-2761),
(No.33-35035) and (No. 33-40730) of Adolph Coors Company of our report dated
February 28, 1995 appearing on page of this Form 10-K.









PRICE WATERHOUSE LLP

Denver, Colorado
March 24, 1995


                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY


By  /s/ William K. Coors
    --------------------
       William K. Coors
       Chairman and President
       (Chief Executive Officer)



By  /s/ Timothy V. Wolf
    --------------------
       Timothy V. Wolf
       Vice President, Treasurer,
       Chief Financial Officer
       (Principal Financial Officer)
       (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Joseph Coors                                 By  /s/ J.Bruce Llewellyn
    ------------------                                  ----------------------
       Joseph Coors                                         J.Bruce Llewellyn
       Vice Chairman



By  /s/ Peter H. Coors                               By  /s/ LuisG. Nogales
    ------------------                                  -------------------
       Peter H. Coors                                       Luis G.Nogales
       Chief Executive Officer
       Coors Brewing Company



By  /s/ Wayne R. Sanders
    --------------------

       Wayne R. Sanders


March 24, 1995


