Form 10-Q
period 1995-03-19
COORS ADOLPH CO
filed 1995-05-03
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended March 19, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 1995:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 37,076,132 shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Twelve weeks ended
                                              ----------------------
                                              March 19,     March 20,
                                                  1995          1994
                                              ---------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 402,628     $ 390,247
Less - beer excise taxes                    (   76,040)   (   71,794)
                                             ---------     ---------
NET SALES                                      326,588       318,453
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           222,133       211,252
  Marketing, general and administrative         99,096        92,926
  Research and project development               3,322         2,197
                                             ---------     ---------
   Total operating expenses                    324,551       306,375
                                             ---------     ---------
OPERATING INCOME                                 2,037        12,078

Other income (expense) - net                (    1,880)          156
                                             ---------     ---------
Income before income taxes                         157        12,234

Income tax expense                                  65         5,300
                                             ---------     ---------
NET INCOME                                   $      92     $   6,934
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.00     $    0.18
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,328        38,215
                                             =========     =========
Cash dividends declared and paid per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========
/TABLE

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                  March 19,    December 25,
                                                      1995            1994
                                                ----------     -----------
                                                     (In thousands)

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $    9,648     $   27,168
  Accounts and notes receivable                    109,785        106,327

 Inventories:
    Finished                                        56,015         67,500
    In process                                      32,178         22,918
    Raw materials                                   26,776         38,108
    Packaging materials                             20,134         13,078
                                                ----------     ----------
  Total inventories                                135,103        141,604

 Other assets                                       86,089         80,067
                                                ----------     ----------
      Total current assets                         340,625        355,166
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,245,973 in 1995
  and $1,220,836 in 1994                           924,555        922,208

OTHER ASSETS                                        96,072         94,202
                                                ----------     ----------
 TOTAL ASSETS                                   $1,361,252     $1,371,576
                                                ==========     ==========
/TABLE

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                 March 19,     December 25,
                                                     1995             1994
                                               ----------      -----------
                                                    (In thousands)

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $   44,000       $   44,000
  Short-term borrowings                            44,500               --
  Accounts payable                                110,961          164,430
  Accrued expenses and other liabilities          171,671          171,784
                                               ----------       ----------
      Total current liabilities                   371,132          380,214
                                               ----------       ----------
LONG-TERM DEBT                                    131,000          131,000

DEFERRED TAX LIABILITY                             73,588           71,660

OTHER LONG-TERM LIABILITIES                       115,258          114,501
                                               ----------       ----------
  Total liabilities                               690,978          697,375
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  56,783           56,758
  Retained earnings                               618,719          623,418
  Other                                             1,981            1,238
                                               ----------       ----------
                                                  689,743          693,674
  Less - treasury stock, at cost,
         Class B shares, 9,130,079 in
         1995 and 9,133,060 in 1994                19,469           19,473
                                               ----------       ----------
      Total shareholders' equity                  670,274          674,201
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,361,252       $1,371,576
                                               ==========       ==========
/TABLE

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                              For the twelve weeks ended
                                              --------------------------
                                                March 19,      March 20,
                                                    1995           1994
                                               ---------      ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net income                                   $      92      $   6,934
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
    Depreciation, depletion and
     amortization                                 28,080         27,078
    Change in accumulated deferred
     income taxes                                  1,928     (    1,562)
    (Gain) on sale or abandonment
      of properties - net                     (    1,959)    (      616)
    Change in current assets and current
      liabilities                             (   55,851)    (   13,432)
    Change in non-current liabilities
     and other                                (      874)    (    4,629)
                                               ---------      ---------
       Net cash (used in) provided by
        operating activities                  (   28,584)        13,773
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (   30,297)    (   20,727)
  Proceeds from sale of properties                 2,506          1,719
  Other                                       (      908)           182
                                               ---------      ---------
      Net cash used in
        investing activities                  (   28,699)    (   18,826)
                                               ---------      ---------
Cash flows from financing activities:
  Exercise of stock options, net of related
    notes receivable                                  29            909
  Dividends paid                              (    4,791)    (    4,779)
  Short-term borrowings                           44,500             --
                                               ---------      ---------
      Net cash provided by (used in)
        financing activities                      39,738     (    3,870)
                                               ---------      ---------
Cash and cash equivalents:
  Net decrease                                (   17,545)    (    8,923)
  Effect of exchange rate changes                     25             --
  Balance at beginning of year                    27,168         82,211
                                               ---------      ---------
  Balance at end of quarter                    $   9,648      $  73,288
                                               =========      =========
/TABLE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Volume:
- - -----------------
Adolph Coors Company (ACC) reported net sales of $326.6 million for the first quarter of 1995, which represents a 2.6% increase from the comparable period in the prior year. ACC's single direct subsidiary, Coors Brewing Company
(CBC), had malt beverage sales of 3,984,000 barrels in the first quarter of 1995 compared to 3,907,000 barrels sold in the first quarter of 1994, an increase of 2.0%. The improved sales volume resulted from increased sales of Coors Light, Killian's Irish Red and Artic Ice and an increase in international sales increased from 1994.

Gross Profit:
- - -------------
Gross profit as a percentage of net sales for the first quarter of 1995 decreased to 32.0% from 33.7% for the same period a year earlier, primarily due to higher aluminum and other packaging costs. Gross profit decreased $2.7 million.

Operating Income:
- - -----------------
Operating income for the first quarter decreased to $2.0 million compared to $12.1 million for the first quarter of 1994. Lower operating income in 1995 was primarily the result of lower gross profit and higher marketing, general and administrative expenses. The increase in marketing, general and administrative expense was primarily because of higher advertising costs for Coors Light, Artic Ice brands and Original Coors. General and administrative (G&A) expense increased 6% from 1994. G&A expense for the first quarter of 1994 benefited from planned but unfilled positions resulting from the 1993 reduction in the Company's white collar work force. Susequent to the first quarter of 1994 these planned positions were filled.

Non-Operating Expenses:
- - -----------------------
Other (income) expense-net changed significantly to $1.9 million expense in the first quarter of 1995 from $0.2 million income for the first quarter of 1994. A one-time, pre-tax gain of approximately $2.1 million on the sale of a company-owned distributorship is reflected in the 1994 other income. Net interest expense declined from $3.0 million in the first quarter of 1994 to $1.9 million in the first quarter of 1995 due to the scheduled $50.0 million payment of principal in the third quarter of 1994.

Effective Tax Rate:
- - -------------------
The consolidated effective tax rate for the first quarter decreased to 41.4% compared to 43.3% for the same period of 1994. The 1994 effective tax rate included an increase in a valuation allowance for a deferred tax asset.
Based on the present circumstances, management does not believe an adjustment to the valuation allowance is appropriate for 1995.

Net Income:
- - -----------
Consolidated net income for the first quarter of 1995 was $92 thousand, or $0.00 per share compared to $6.9 million, or $0.18 per share a year earlier.

Working Capital Changes:
- - ------------------------
Consolidated working capital at March 19, 1995 decreased $5.5 million from year-end 1994, primarily because of decreases in cash and cash equivalents and inventories combined with an increase in short-term borrowings. The decrease in cash and cash equivalents and the increase in short-term borrowings relate to the decrease in accounts payable from the end of 1994. The decrease in finished goods relates to an aggressive first quarter sales effort while the decrease in raw materials relates to seasonal usage of barley.

Cash (Used in) Provided by Operating Activities:
- - ------------------------------------------------
Net cash used in consolidated operating activities for the first quarter of 1995 was $28.6 million. This compares to $13.8 million of net cash provided by operations in 1994. The change resulted primarily from lower net income and a significant reduction in accounts payable in 1995.

Cash Used in Investing Activities:
- - ----------------------------------
Cash flows used in investing activities for the first quarter of 1995 increased by $9.6 million from the comparable period last year because of higher property additions in 1995.

Cash Provided by (Used in) Financing Activities:
- - ------------------------------------------------
Cash flows provided by financing activities reflects a substantial increase in short-term borrowings under ACC's line of credit. A significant portion of the line of credit remains unused. The other principal financing activity was dividends paid to shareholders.

Outlook:
- - --------
As previously disclosed, the Company expects a continuation of a significant increase in cost of goods sold (COGS) in 1995 over 1994 primarily due to increased costs of aluminum and other packaging materials. Marketing, general and administrative (MG&A) expense should also increase primarily due to increased advertising support for Coors Light.

The Company expects that volume gains, modest price increases, productivity gains arising from restructuring efforts and benefits derived from the Company's joint venture with American National Can Company will offset in part increases in COGS and MG&A expense. These offsets are expected to benefit the third and fourth quarters.










These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 25, 1994. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the 12 weeks ended March 19, 1995, may not be indicative of results that may be expected for the year ending December 31, 1995.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACX Technologies, Inc.) were sued by TransRim Enterprises
(USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were dismissed from the case by the judge granting the defendants' motion for the partial summary judgment.
A jury trial was held in April 1994, and the jury returned a verdict in favor of all defendants on all claims. The U.S. Court of Appeals, 10th Judicial Circuit, upheld the verdict in a decision rendered April 7, 1995. TransRim has petitioned the 10th Circuit to rehear the appeal.


Item 6.  Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADOLPH COORS COMPANY




                                  By /s/ Timothy V. Wolf
                                  --------------------------------
                                  Timothy V. Wolf
                                  Vice President, Treasurer,
                                  Chief Financial Officer
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)


May 2, 1995