Form 10-Q
period 1995-06-11
COORS ADOLPH CO
filed 1995-07-26
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended June 11, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 19, 1995:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 37,160,679 shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Twelve weeks ended
                                              ----------------------
                                               June 11,      June 12,
                                                  1995          1994
                                             ----------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 491,377     $ 527,088
Less - beer excise taxes                    (   91,866)   (   94,872)
                                             ---------     ---------
NET SALES                                      399,511       432,216
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           248,473       254,637
  Marketing, general and administrative        120,450       127,693
  Research and project development               3,368         3,313
                                             ---------     ---------
   Total operating expenses                    372,291       385,643
                                             ---------     ---------
OPERATING INCOME                                27,220        46,573

Other expense - net                              1,105         2,567
                                             ---------     ---------
Income before income taxes                      26,115        44,006

Income tax expense                              10,935        20,100
                                             ---------     ---------
NET INCOME                                   $  15,180     $  23,906
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.40     $    0.63
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,352        38,276
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                             Twenty-four weeks ended
                                              ----------------------
                                               June 11,      June 12,
                                                  1995          1994
                                             ----------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 894,005     $ 917,335
Less - beer excise taxes                    (  167,906)   (  166,666)
                                             ---------     ---------
NET SALES                                      726,099       750,669
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           470,606       465,889
  Marketing, general and administrative        219,546       220,619
  Research and project development               6,690         5,510
                                             ---------     ---------
   Total operating expenses                    696,842       692,018
                                             ---------     ---------
OPERATING INCOME                                29,257        58,651

Other expense - net                              2,985         2,411
                                             ---------     ---------
Income before income taxes                      26,272        56,240

Income tax expense                              11,000        25,400
                                             ---------     ---------
NET INCOME                                   $  15,272     $  30,840
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.40     $    0.81
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,340        38,246
                                             =========     =========
Cash dividends declared per share
 of common stock                             $   0.250     $   0.250
                                             =========     =========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                   June 11,    December 25,
                                                      1995            1994
                                                ----------     -----------
                                                     (In thousands)

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   12,263     $   27,168
  Accounts and notes receivable                    128,125        106,327

  Inventories:
    Finished                                        66,650         67,500
    In process                                      32,468         22,918
    Raw materials                                   16,288         38,108
    Packaging materials                             18,098         13,078
                                                ----------     ----------
  Total inventories                                133,504        141,604

  Other assets                                      70,600         80,067
                                                ----------     ----------
      Total current assets                         344,492        355,166
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,277,800 in 1995
  and $1,220,836 in 1994                           928,723        922,208

OTHER ASSETS                                       102,061         94,202
                                                ----------     ----------
TOTAL ASSETS                                    $1,375,276     $1,371,576
                                                ==========     ==========


                ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                  June 11,     December 25,
                                                     1995             1994
                                               ----------      -----------
                                                    (In thousands)

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $   44,000       $   44,000
  Short-term borrowings                            51,600               --
  Accounts payable                                122,908          164,430
  Accrued expenses and other liabilities          154,606          171,784
                                               ----------       ----------
      Total current liabilities                   373,114          380,214
                                               ----------       ----------
LONG-TERM DEBT                                    131,000          131,000

DEFERRED TAX LIABILITY                             73,010           71,660

OTHER LONG-TERM LIABILITIES                       115,427          114,501
                                               ----------       ----------
  Total liabilities                               692,551          697,375
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  57,462           56,758
  Retained earnings                               629,101          623,418
  Other                                             3,256            1,238
                                               ----------       ----------
                                                  702,079          693,674
  Less - treasury stock, at cost,
         Class B shares, 9,070,027 in
         1995 and 9,133,060 in 1994                19,354           19,473
                                               ----------       ----------
      Total shareholders' equity                  682,725          674,201
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,375,276       $1,371,576
                                               ==========       ==========


                  ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the twenty-four weeks ended
                                              --------------------------
                                                 June 11,       June 12,
                                                    1995           1994
                                               ---------      ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net income                                   $  15,272      $  30,840
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation, depletion and
     amortization                                 56,964         54,647
    Change in accumulated deferred
     income taxes                                  1,350         14,887
    (Gain) Loss on sale or abandonment
      of properties                                1,542     (      462)
    Change in current assets and current
      liabilities                             (   66,622)    (   50,183)
    Change in non-current assets and
      liabilities                             (    6,758)           663
                                               ---------      ---------
       Net cash provided by
        operating activities                       1,748         50,392
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (   62,685)    (   72,257)
  Proceeds from sale of properties                   514          1,993
  Additions to intangible assets                      --     (   13,852)
  Other                                       (    2,419)    (      513)
                                               ---------      ---------
      Net cash (used in)
        investing activities                  (   64,590)    (   84,629)
                                               ---------      ---------
Cash flows from financing activities:
  Exercise of stock options, net of related
    notes receivable                                 823          1,328
  Dividends paid                              (    4,791)    (    4,779)
  Short-term borrowings                           51,600             --
  Other                                       (      147)            --
                                               ---------      ---------
      Net cash (used in) provided by
        financing activities                      47,485     (    3,451)
                                               ---------      ---------
Cash and cash equivalents:
  Net (decrease) in cash
    and cash equivalents                      (   15,357)    (   37,688)
  Effect of exchange rate changes                    452             --
  Balance at beginning of year                    27,168         82,211
                                               ---------      ---------
  Balance at end of quarter                    $  12,263      $  44,523
                                               =========      =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Volume:
- ----------------
Adolph Coors Company (ACC) reported net sales of $399.5 million and $726.1 million for the second quarter and first half of 1995, representing 7.6% and 3.3% decreases, respectively, from the comparable periods in the prior year. ACC's single direct subsidiary, Coors Brewing Company (CBC), had malt beverage barrel sales of 4,842,000 for the second quarter of 1995 compared to 5,166,000 barrels sold in the second quarter of 1994, a decrease of 6.3%. Malt beverage sales for the first half of 1995 declined 2.7% to 8,826,000 barrels from 9,073,000 for the same period of 1994. This decrease in sales volume for the first half of 1995 resulted primarily from a decrease in sales of Zima Clearmalt offset in part by a slight increase in sales of premium-and-above beer products.

Gross Profit:
- ------------
Gross profit as a percentage of net sales for the second quarter of 1995 declined to 37.8% from 41.1% for the same period a year earlier. Gross profit as a percentage of net sales for the first half of 1995 declined to 35.2% from 37.9% for the first half of 1994. These declines, for the quarter and the year, resulted primarily from increased aluminum and other packaging costs and lower sales volume of Zima Clearmalt, which has a higher gross profit percentage than other brands.

Operating Income:
- ----------------
Operating income for the second quarter of 1995 decreased 41.6% to $27.2 million compared to $46.6 million for the second quarter of 1994. Operating income for the first half of 1995 decreased 50.1% to $29.3 million from $58.7 million in 1994. Lower operating income was the result of a decline in gross profit of $26.5 million and $29.3 million for the second quarter and first half of 1995, respectively, and slightly higher research and development costs, offset in part by lower marketing, general and administrative expenses of 5.7% and .5% for the second quarter and first half of 1995, respectively. The decrease in marketing, general and administrative expense was primarily due to a decrease in marketing expense for 1995, when compared to 1994's costs which included Zima's national expansion. The decrease in marketing expense was partially offset by a 4.7% increase in general and administrative expense from 1994. General and administrative expense for the first half of 1994 benefited from planned but unfilled positions resulting from the 1993 reduction in the Company's white-collar work force. Subsequent to the second quarter of 1994 the majority of these positions were filled.

Non-Operating Expenses:
- ----------------------
Other expense - net was $1.1 million for the second quarter of 1995 compared to $2.6 million for the same period a year earlier. The decline was primarily due to lower net-interest expense and a gain on the sale of properties. This decline in net interest expense resulted from the payment of $50.0 million of principal on ACC's medium-term notes in the third quarter of 1994.

Other expense - net was $3.0 million for the first half of 1995 compared to $2.4 million for the same period a year earlier. The net increase of $.6 million is primarily the result of the benefit of a one-time pre-tax gain of approximately $2.1 million on the sale of a company-owned distributorship in 1994 offset by lower net interest expense resulting from the scheduled 1994 payment of principal on ACC's medium-term notes.

Effective Tax Rate:
- ------------------
The consolidated effective tax rate for the second quarter and first half of 1995 decreased to 41.9% compared to 45.7% and 45.2%, respectively, for the same periods of 1994. The 1994 effective tax rate included a valuation allowance for a deferred tax asset, whereas the 1995 effective tax rate does not include such an allowance.

Net Income:
- ----------
Consolidated net income for the second quarter and first half of 1995 was $15.2 million, or $0.40 per share and $15.3 million, or $0.40 per share. This compares to $23.9 million, or $0.63 per share and $30.8 million, or $0.81 per share for the same periods a year earlier.

Working Capital Changes:
- -----------------------
Total current liabilities exceeded total current assets by $28.6 million at June 11, 1995. While there has not been a significant change in working capital position since year end 1994, ACC has incurred short-term borrowings of $51.6 million under a line of credit. The $51.6 million of short-term borrowings and a $14.9 million decline in cash and equivalents relate to the decrease in accounts payable from the end of 1994. Other working capital component changes since year end 1994 include seasonal increases in accounts receivable, in process inventories and packaging material inventories offset by declines in other current assets and raw materials. The decline in other current assets relates primarily to a decline in prepaid income and VAT taxes. The decrease in raw materials relates to seasonal usage of barley.

Cash Flows from Operating Activities:
- ------------------------------------
Net cash provided by consolidated operating activities for the first half of 1995 was $1.8 million, down from $50.4 million for the same period a year ago. This decrease resulted primarily from changes relative to 1994 in net income, accumulated deferred income taxes, accounts receivable and accounts payable balances.

Deferred income taxes increased by $14.9 million in 1994 compared to a $1.4 million increase in 1995. The 1994 increase in deferred taxes related to the reversal of several temporary differences which were not deductible in 1993.

Accounts receivable and notes receivable increased by $41.1 million in 1994 compared to a $21.8 million increase in 1995. The 1994 increase in accounts and notes receivable relates to a substantial build in inventories at CBC's distributors from the end of 1993.

Accounts payable decreased by $10.7 million in 1994 compared to a decrease of $41.5 million in 1995. Higher accounts payable at year end 1994 were due primarily to amounts owed by CBC to the can and end joint venture between CBC and American National Can.

Cash Flows from Investing Activities:
- ------------------------------------
Cash flows used in investing activities for the first half of 1995 decreased $20.0 million from the comparable period last year. Higher property and intangible asset additions in 1994 were the result of purchases of a brewery in Spain and a distributorship in California.

Cash Flows from Financing Activities:
- ------------------------------------
Cash flows provided by financing activities reflects a substantial increase in short-term borrowings under ACC's line of credit. The other principal activity was dividends paid to shareholders.

On July 14, 1995, ACC completed a $100 million private placement of debt with $80.0 million having a 7-year maturity and $20.0 million having a 10-year maturity. Interest will be paid on a semi-annual basis at rates between 6.76% and 6.95%. The proceeds will be used to repay $44.0 million of publicly-held medium-term notes and to fund seasonal working capital needs.

Outlook:
- -------
In late March 1995, CBC and Anchor Glass Container Corporation entered into a long-term partnership to produce glass bottles at the Coors glass manufacturing facility. The partnership, Rocky Mountain Bottle
Company, will modernize the plant and expand its capacity by one-third.
The necessary licenses and environmental permits were obtained in late June 1995. In addition to the Rocky Mountain Bottle Company partnership, the companies entered into another agreement that will make Anchor Glass a long-term, preferred supplier for CBC.

In July, 1995, CBC announced an agreement in principal with Trigen/Nations to sell its power plant equipment and support facilities for approximately $22.0 million. The agreement in principle also provides for a significant investment by Trigen/Nations to upgrade the facilities. In return, Coors will enter into a long-term arrangement with Trigen/Nations to purchase the electricity and steam needed to operate the brewery's Golden facilities, including the can, end and glass manufacturing operations.

As previously disclosed, the Company expects a continuation of a significant increase in cost of goods sold (COGS) in 1995 over 1994 primarily due to increased costs of aluminum and other packaging materials.

The Company expects that volume gains, modest price increases, productivity gains arising from restructuring efforts and benefits derived from the Company's joint venture with American National Can Company will offset in part increases in COGS. These offsets are expected to benefit the third and fourth quarters.














These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 25, 1994. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the 24 weeks ended June 11, 1995, may not be indicative of results that may be expected for the year ending December 31, 1995.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACX Technologies, Inc.) were sued by TransRim Enterprises
(USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totaling $159 million based on a number of theories, some of which were dismissed from the case by the judge granting the defendants' motion for partial summary judgment. A jury trial was held in April 1994, and the jury returned a verdict in favor of all defendants on all claims. The U.S. Court of Appeals, 10th Judicial Circuit, upheld the verdict in a decision rendered April 7, 1995. TransRim's petition to have the 10th Circuit rehear the appeal has been denied.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The Exhibit filed as part to this report is listed below.

     Exhibit No.        Description
     -----------        -----------
        10.6           Adolph Coors Company Equity Incentive Plan.
                       Amended and restated, effective May 31, 1995.

        10.12 Adolph Coors Company Equity Compensation Plan for Non-Employee Directors. Amended and restated, effective February 16, 1995.


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


July 26, 1995