Form 10-Q
period 1995-10-01
COORS ADOLPH CO
filed 1995-11-15
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                       For Quarter ended October 1, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 1995:

                     Class A Common Stock -    1,260,000 shares
                     Class B Common Stock -   36,643,240 shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                Sixteen weeks ended
                                              ----------------------
                                             October 1,   October 2,
                                                  1995         1994
                                             ---------    ---------
                                      (In thousands, except per share data)
SALES                                        $ 698,330     $ 683,964
Less - beer excise taxes                    (  130,448)   (  128,383)
                                             ---------     ---------
NET SALES                                      567,882       555,581
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           359,238       358,679
  Marketing, general and administrative        163,663       159,979
  Research and project development               4,656         4,217
                                             ---------     ---------
   Total operating expenses                    527,557       522,875
                                             ---------     ---------
OPERATING INCOME                                40,325        32,706

Other expense - net                              2,298         1,266
                                             ---------     ---------
Income before income taxes                      38,027        31,440

Income tax expense                              15,400        14,100
                                             ---------     ---------
NET INCOME                                   $  22,627     $  17,340
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $    0.59     $    0.45
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,115        38,306
                                             =========     =========
Cash dividends declared and paid per share
 of common stock                             $   0.125     $   0.125
                                             =========     =========

            ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                                 Forty weeks ended
                                              ----------------------
                                             October 1,   October 2,
                                                  1995         1994
                                             ---------    ---------
                                      (In thousands, except per share data)
SALES                                       $1,592,335    $1,601,299
Less - beer excise taxes                    (  298,354)   (  295,049)
                                             ---------     ---------
NET SALES                                    1,293,981     1,306,250
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           829,844       824,568
  Marketing, general and administrative        383,209       380,598
  Research and project development              11,346         9,727
                                             ---------     ---------
   Total operating expenses                  1,224,399     1,214,893
                                             ---------     ---------
OPERATING INCOME                                69,582        91,357

Other expense - net                              5,283         3,677
                                             ---------     ---------
Income before income taxes                      64,299        87,680

Income tax expense                              26,400        39,500
                                             ---------     ---------
NET INCOME                                   $  37,899     $  48,180
                                             =========     =========

NET INCOME PER SHARE OF COMMON STOCK         $     .99     $    1.26
                                             =========     =========
Weighted average number of outstanding
 shares of common stock                         38,250        38,270
                                             =========     =========
Cash dividends declared and paid per share
 of common stock                             $   0.375     $   0.375
                                             =========     =========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                 October 1,    December 25,
                                                      1995            1994
                                                ----------     -----------
                                                     (In thousands)

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $   12,671     $   27,168
  Accounts and notes receivable                    119,306        106,327

  Inventories:
    Finished                                        63,190         67,500
    In process                                      28,210         22,918
    Raw materials                                   32,680         38,108
    Packaging materials                             12,884         13,078
                                                ----------     ----------
  Total inventories                                136,964        141,604

  Other assets                                      78,494         80,067
                                                ----------     ----------
      Total current assets                         347,435        355,166
                                                ----------     ----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,208,434 in 1995
  and $1,220,836 in 1994                           890,386        922,208

OTHER ASSETS                                       126,479         94,202
                                                ----------     ----------
 TOTAL ASSETS                                   $1,364,300     $1,371,576
                                                ==========     ==========

                ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                October 1,     December 25,
                                                     1995             1994
                                               ----------      -----------
                                                    (In thousands)

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $   36,000       $   44,000
  Accounts payable                                101,514          164,430
  Accrued expenses and other liabilities          156,344          171,784
                                               ----------       ----------
      Total current liabilities                   293,858          380,214
                                               ----------       ----------
LONG-TERM DEBT                                    195,000          131,000

DEFERRED TAX LIABILITY                             66,767           71,660

OTHER LONG-TERM LIABILITIES                       116,915          114,501
                                               ----------       ----------
  Total liabilities                               672,540          697,375
                                               ----------       ----------
SHAREHOLDERS' EQUITY:
  Capital stock:
      Preferred stock, non-voting, $1 par
      value, 25,000,000 shares authorized
      and no shares issued                             --               --
      Class A common stock, voting, $1
      par value, authorized and issued
      1,260,000 shares                              1,260            1,260
      Class B common stock, non-voting,
      no par value, 100,000,000 authorized
      and 46,200,000 shares issued                 11,000           11,000
                                               ----------       ----------
                                                   12,260           12,260
  Paid-in capital                                  58,290           56,758
  Retained earnings                               646,993          623,418
  Other                                             2,893            1,238
                                               ----------       ----------
                                                  720,436          693,674
  Less - treasury stock, at cost,
         Class B shares, 9,568,124 in
         1995 and 9,133,060 in 1994                28,676           19,473
                                               ----------       ----------
      Total shareholders' equity                  691,760          674,201
                                               ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,364,300       $1,371,576
                                               ==========       ==========

            ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the forty weeks ended
                                              --------------------------
                                               October 1,     October 2,
                                                    1995           1994
                                               ---------      ---------
                                                   (In thousands)
Cash flows from operating activities:
  Net income                                   $  37,899      $  48,180
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation, depletion and
     amortization                                 94,181         91,964
    Change in accumulated deferred
     income taxes                             (    4,893)        12,008
    Loss on sale or abandonment
      of properties                                2,800            882
    Change in current assets and current
      liabilities                             (   84,844)    (   26,400)
    Change in non-current assets and
      non-current liabilities                 (   15,365)         2,126
                                               ---------      ---------
       Net cash provided by
        operating activities                      29,778        128,760
                                               ---------      ---------
Cash flows from investing activities:
  Additions to properties                     (  100,177)    (  110,939)
  Proceeds from sale of properties                23,750          2,999
  Additions to intangible assets              (    2,369)    (   16,525)
  Other                                              359          1,125
                                               ---------      ---------
      Net cash used in
        investing activities                  (   78,437)    (  123,340)
                                               ---------      ---------
Cash flows from financing activities:
  Proceeds from long-term debt                   100,000             --
  Exercise of stock options                          253          2,083
  Additions to treasury stock                 (    9,456)            --
  Dividends paid                              (   14,324)    (   14,355)
  Payment of current portion of long-term debt(   44,000)    (   50,000)
  Other                                            1,384             --
                                               ---------      ---------
      Net cash provided by (used in)
        financing activities                      33,857     (   62,272)
                                               ---------      ---------
Cash and cash equivalents:
  Net (decrease) in cash
    and cash equivalents                      (   14,802)    (   56,852)
  Effect of exchange rate changes                    305             --
  Balance at beginning of year                    27,168         82,211
                                               ---------      ---------
  Balance at end of quarter                    $  12,671      $  25,359
                                               =========      =========

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Sales and Volume:
----------------
Adolph Coors Company (ACC or the Company) reported net sales of $567.9 million and $1,294.0 million for the third quarter and first forty weeks of 1995, respectively, representing a 2.2% increase and .9% decrease, respectively, from the comparable periods in the prior year. ACC had malt beverage barrel sales of 6,905,000 for the third quarter of 1995, an increase of 0.3% when compared to malt beverage sales of 6,884,000 barrels for the third quarter of 1994. Increased net sales in the third quarter of 1995 were attributable to slightly higher volume and pricing, as well as proportionately higher export sales, which offer higher net revenue than domestic volume. Malt beverage sales for the first forty weeks of 1995 declined 1.4% to 15,731,000 barrels from 15,957,000 for the same period of 1994. The decrease in sales volume for the first forty weeks of 1995 resulted primarily from a decrease in sales of Zima Clearmalt. This was offset in part by a slight net increase in sales of other premium beer products, primarily Coors Light, whose domestic sales increased 3% in the first three quarters of 1995 when compared to 1994.

Gross Profit:
------------
Gross profit as a percentage of net sales for the third quarter of 1995 increased to 36.7% from 35.4% for the same period a year earlier. The improvement for the third quarter of 1995 was primarily due to the absence of costs associated with a limited voluntary product withdrawal in 1994, 1995 incremental container joint venture income, market price increases and productivity gains arising from restructuring efforts. Gross profit as a percentage of net sales for the first forty weeks of 1995 declined to 35.9% from 36.9% for the first forty weeks of 1994. The decline in gross profit for the first forty weeks of 1995 resulted primarily from increased aluminum and other packaging costs and lower sales volumes of Zima Clearmalt, which has a higher gross profit percentage than other brands. Although ACC's cost of aluminum will remain at its current level for the remainder of 1995, based on a recent downward trend in the aluminum market, aluminum costs should improve in 1996.

Operating Income:
----------------
Operating income for the third quarter of 1995, increased 23.3% to $40.3 million compared to $32.7 million for the third quarter of 1994. Operating income for the first forty weeks of 1995 declined 23.8% to $69.6 million from $91.4 million in 1994. Higher operating income in the third quarter of 1995 and lower operating income for the first forty weeks of 1995 relative to comparable periods in 1994 were primarily a result of related fluctuations in gross profit (see explanation of gross profit above). Marketing, general and administrative expenses increased 2.3% and .7% for the third quarter and first forty weeks of 1995, respectively. The increases for both time periods were caused by the Company's efforts to strengthen the sales organization and to enhance the Company's performance initiatives.

Research and development costs increased 10.4% and 16.6% for the third quarter and first forty weeks of 1995, respectively. These costs were higher as a result of an increase in the new products and packages being considered by the Company.

Non-Operating Expense:
---------------------
Other expense - net was $2.3 million for the third quarter of 1995, compared to $1.3 million for the same period a year earlier. Interest expense was higher in the third quarter of 1995 compared to a year ago because of increased long-term debt following a private placement of debt early in the third quarter of 1995. Other expense - net was $5.3 million for the first forty weeks of 1995 compared to $3.7 million for the same period a year earlier. This increase was primarily due to a 1994 pre-tax gain of approximately $2.1 million from the sale of a company-owned distributorship.

Effective Tax Rate:
------------------
The consolidated effective tax rate for the third quarter and first forty weeks of 1995 decreased to 40.5% and 41.1%, compared to 44.8% and 45.1%, respectively, for the same periods of 1994. This decline from 1994 relates largely to the tax accounting for foreign operations and non-recurring, non-taxable income.

Net Income:
----------
Consolidated net income for the third quarter and first forty weeks of 1995 was $22.6 million, or $0.59 per share, and $37.9 million, or $0.99 per share,
respectively.   This compares to $17.3 million, or $0.45 per share, and $48.2 million, or $1.26 per share, for the same periods a year earlier.

Working Capital Changes:
-----------------------
Consolidated working capital at October 1, 1995, increased $78.6 million from year end 1994 primarily due to a $62.9 million decrease in accounts payable. Also contributing to the working capital increase was an increase in accounts receivable and decreases in the current portion of long-term debt, federal excise taxes payable and federal income taxes payable. Offsetting these items was a $14.5 million decline of cash and cash equivalents. The decline in accounts payable was caused by the payment of amounts owed to suppliers, including the container joint venture and advertising agencies. The increase in accounts receivable was caused by seasonality and increased direct shipments to distributors. Direct shipments carry longer credit terms than shipments through satellite redistribution centers.

Cash Flows From Operating Activities:
------------------------------------
Net cash provided by operating activities for the first forty weeks of 1995 was $29.8 million, down $99.0 million from $128.8 million for the same period a year ago. Accounts payable decreased by $62.9 million in 1995, compared to a $13.3 million decrease in 1994. Higher accounts payable at year end 1994 were due primarily to higher amounts owed to suppliers. Accumulated deferred income taxes decreased by $4.9 million in 1995, compared to an increase of $12.0 million in 1994. The increase in deferred income taxes in 1994 resulted from temporary differences created by the early payment of the 1994 pension contribution and by the 1994 payment of various 1993 accrued expenses. These accrued expenses were not deductible for income tax purposes in 1993. Other changes affecting cash flows from operations resulted from a decrease in net income to $37.9 million in 1995 from $48.2 million in 1994, as well as increases in non-current assets related to investments in the container joint venture.

Cash Flows From Investing Activities:
------------------------------------
Cash flows used in investing activities for the first forty weeks of 1995 decreased to $78.4 million in 1995 from $123.3 million in 1994. Higher property and intangible asset additions in 1994 were the result of purchases of a brewery in Spain and a distributorship in California. Proceeds from sale of properties of $23.8 million reflects the third quarter sale of the Company's power plant equipment and support facilities to Trigen/Nations for $22.0 million.

Cash Flows From Financing Activities:
------------------------------------
Cash flows provided by financing activities increased to $33.9 million in 1995 from a net cash usage of $62.3 million in 1994. This increase resulted from ACC's $100 million private placement of senior notes in the third quarter of 1995. The Company made two principal payments totalling $44.0 million on its unsecured medium-term notes during the third quarter of 1995. This compares to a payment of $50.0 million in the third quarter of 1994.

In the third quarter of 1995, the Company used $9.5 million when it exercised a first right of refusal to buy approximately 550,000 Class B common shares owned by the estate of a member of the extended Coors family. This reduced the number of Class B shares outstanding from approximately 37.2 million to approximately 36.6 million.

Significant Events:
------------------
On June 30, 1995, the Company's subsidiary, Coors Brewing Company (CBC), and Anchor Glass Container Corporation formally established a long-term partnership, the Rocky Mountain Bottle Company, to produce glass bottles at the CBC glass manufacturing facility. The partnership is intended to lower unit costs, increase output and increase income to CBC.

Formation of the bottle partnership required CBC to contribute approximately $16.2 million of machinery, equipment and certain personal property. Since CBC contributed no cash, the transaction was not reflected in the Statement of Cash Flows. The overall effect of the transaction reduced net properties and increased other long-term assets by $16.2 million.

On September 14, 1995, CBC concluded the sale of its power plant equipment and support facilities to Trigen/Nations for $22.0 million. The agreement provides for a significant investment by Trigen/Nations to upgrade the facilities. In return, CBC has agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 25, 1994. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with general accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the forty weeks ended October 1, 1995, may not be indicative of results that may be expected for the year ending December 31, 1995.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The Exhibit filed as part of this report is listed below.

     Exhibit No.       Description
     -----------       -----------
        3.2            Amended By-Laws

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


November 15, 1995