Form 10-K
period 1995-12-31
COORS ADOLPH CO
filed 1996-04-01
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1995
                            --------------------
                                         OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  ------------------      to  ------------------
Commission file number 0-8251

                              ADOLPH COORS COMPANY
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Colorado                                        84-0178360
       ------------------                     -------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          Golden, Colorado                                       80401
      -------------------                    --------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (303) 279-6565
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
            None                                    None
- -----------------------------       --------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Class B Common Stock (non-voting), no par value
      -----------------------------------------------------------------
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES X  NO
    ----   -----
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1996:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,753,476 shares

                                     PART I
ITEM 1. Business

(a) General Development of Business

Founded in 1873, Adolph Coors Company ("ACC" or the "Company") is the holding company for Coors Brewing Company ("CBC"). CBC produces and markets beer and other malt-based beverages. The Company's business was conducted as a partnership or sole proprietorship until 1913, when it incorporated under the laws of the State of Colorado. During the 1980's, the Company developed a number of technology-based businesses. At the end of 1992, ACC spun off its aluminum, packaging, ceramics and other technology businesses in a tax-free distribution to shareholders. The spin-off was accomplished through a dividend of the shares of common stock in a new public company, ACX Technologies, Inc. (ACX)(NYSE:ACX).

CBC owns Coors Distributing Company and a number of smaller subsidiaries, including Coors Transportation Company; Coors Energy Company; The Wannamaker Ditch Company; The Rocky Mountain Water Company; CBC International, Inc.
(CBCI); Coors Global, Inc. (CGI); Coors Intercontinental, Inc. (CII) and Coors Japan Company, Ltd. In 1992, substantially all of the assets of Coors Energy Company and Coors Transportation Company were sold.

CBC and three of its subsidiaries, CBCI, CGI and CII own Coors Brewing International C.V. (CV) which owns Coors Brewing Iberica S.A. (Coors Iberica) and Coors Services, S.A. Coors Services, S.A. was established in 1995 to provide management and administrative services to the CV. The CV conducts sales and marketing in Europe, Eastern Europe, the Middle East and Africa.

Some of the statements that follow relate to the Company's future products and business plans, financial results, performance and events which are forward-looking based on current expectations. Actual results may differ materially from the forward-looking statements.

(b) Financial Information About Industry Segments

The Company has continuing operations in a single industry segment, the production and marketing of beer and other malt-based beverages.

(c) Narrative Description of Business

Coors Brewing Company - General

CBC is engaged in the production and marketing of high quality malt-based beverage products. CBC places a priority on higher-margin products in the premium and above-premium categories and has a number of distinctive brands that satisfy consumer demands and taste trends. Most of CBC's sales are in U.S. markets; however, CBC is committed to building profitable sales in international markets. Sales of malt beverage products were 20.3 million barrels in 1995, 20.4 million barrels in 1994 and 19.8 million barrels in 1993.

Marketing

Principal products and services: There are currently 26 products in the CBC brand portfolio. CBC produces seven premium products in the Coors family of brands, including Coors Light, Original Coors, Coors Artic Ice, Coors Artic Ice Light, Coors Extra Gold, Coors Dry and Coors Cutter, a non-alcoholic brew.

CBC produces and markets Zima Clearmalt, an innovative malt-based beverage in the above-premium category. CBC, through UniBev, Ltd. (UniBev), an operating unit which focuses on specialty and import beers, offers beers in the specialty, above-premium category, including Winterfest; Herman Joseph's; Memphis Brown; and Blue Moon, Honey Blonde Ale, Blue Moon Nut Brown Ale,
Blue Moon Belgian White Ale, Blue Moon Raspberry Cream Ale and Blue Moon Harvest Pumpkin Ale, a seasonal product.

Through UniBev, CBC also sells a number of import or licensed products, including George Killian's Irish Red, George Killian's Irish Brown Ale, George Killian's Wilde Honey Ale, Castlemaine XXXX and Steinlager. Through a joint venture, CBC also produces Cass Fresh, a product distributed in South Korea.

CBC sells products in the popular-priced category: Keystone, Keystone Light, Keystone Dry, Keystone Ice and Keystone Amber Light. Coors malt beverage products are sold in most states with the exception of Coors Dry and Memphis Brown, which are in limited distribution. A number of Coors products are exported or produced and sold in overseas markets. International sales are described in greater detail below.

New products/opportunities: In 1995, CBC introduced a new product, Killian's Irish Brown Ale. Killian's Irish Brown Ale joined Killian's Irish Red in establishing an "Irish family of brands" marketed by UniBev. UniBev also distributes Steinlager in the U.S.; Steinlager is the number-one premium beer in New Zealand and is distributed by Coors under license from Lion Nathan International of New Zealand.

In the first quarter of 1995, CBC announced a limited market distribution arrangement between UniBev and F.X. Matt Company of Utica, New York. UniBev started a distribution test of a number of F.X. Matt's Saranac brands, including Saranac Adirondack Amber, Saranac Golden Pilsner, Saranac Black and Tan, Saranac Black Forest and Saranac Pale Ale.

Blue Moon Brewing Company (Blue Moon) is an operating unit of CBC created during 1995 to support a new product line of unique, specialty brews. These products are contract-brewed by F.X. Matt Company and marketed by UniBev.
Blue Moon introduced three year-round products in 1995: Blue Moon Honey Blonde Ale, Nut Brown Ale and Belgian White Ale. In 1995, Blue Moon introduced one seasonal product, Blue Moon Harvest Pumpkin Ale.

Three seasonal beers marketed by UniBev in 1994, Eisbock, Weizenbier and Oktoberfest, were discontinued in 1995.

Coors Red Light was introduced nationwide during 1995. Red Light was designed for consumers who liked some attributes of specialty beers, but found them too heavy or bitter. Since this segment of the market did not develop as anticipated, Coors discontinued Red Light early in 1996.

In early 1995, Coors introduced Coors Special Lager. This product was a traditional full flavored lager containing only 89 calories. The product did not meet expectations and was discontinued early in 1996.

In view of heightened consumer interest in craft-brewed products, Coors
Brewing Company reintroduced Herman Joseph's beer in late 1995. Herman Joseph's beer is a special premium beer for consumers who want craft-brewed flavor without the heavy taste or usual high cost of craft-brewed beers.

Zima Gold brand was introduced in 1995. Zima Gold brand was developed as an alternative beverage with a bold, distinctive taste. Unfortunately, the success of this product was not as expected and the product was withdrawn later in the year.

In the spring of 1995, CBC celebrated the grand-opening of Coors Field ballpark in Denver, Colorado by opening the first "brewery in a ballpark." This brewery, with an annual capacity of approximately 4,000 barrels, is named The SandLot Brewery at Coors Field and brews a full spectrum of specialty beers. The SandLot Brewery is open year round.

In 1993, CBC announced that it would produce and market Castlemaine XXXX (an Australian lager) in the U.S. through a joint venture with Lion Nathan International of New Zealand. In 1994, CBC expanded its relationship with Lion Nathan to include exclusive U.S. distribution of Steinlager, which has been the best-selling premium beer in New Zealand.

Brand names, trademarks, patents and licenses: Trademarks owned by CBC include:
Original Coors, Coors Light, Coors Artic Ice, Coors Artic Ice Light, Coors Extra Gold, Coors Dry, Coors Cutter, Zima Clearmalt, Winterfest, Keystone, Keystone Light, Keystone Dry, Keystone Ice, Keystone Amber Light, Coors Red Light, Coors Special Lager, Herman Joseph's and Blue Moon. CBC recognizes that consumer knowledge of and loyalty to its brand names and trademarks is extremely important to the long-term success of the Company. CBC also holds a number of patents on innovative processes related to can-making, can-decorating and other technical operations. The Company derives revenue from royalties and licenses, but does not consider its business to be substantially dependent upon such revenue.

Brand performance: Coors Light is the best selling brand in CBC's product portfolio. For the past three years, Coors Light has accounted for approximately two-thirds of CBC's total sales volume. CBC's next highest volume brand is Original Coors. Products in the premium and above-premium categories make up approximately 87% of CBC's volume.

Domestic sales operations: CBC's highest volume sales are in the states of California, Texas, Pennsylvania, New York and New Jersey, comprising 47% of total domestic volume.

In 1994, CBC reorganized its field sales department into eight field business areas (FBAs) to enable CBC to become more familiar with its customers and to anticipate and respond more quickly to their needs.

International marketing/partnerships: CBC intends to increase its presence in international markets. The potential exists for financial returns that may be superior to those in the domestic market. With the establishment of production capacity in foreign locations, building market share and distribution is now the first priority.

CBC, through its U.S. and foreign production facilities, exports its products to a number of markets outside the United States, including American Samoa, Australia, Austria, the Bahamas, Bahrain, Belgium, Bermuda, Cayman Islands, Columbia, Cyprus, Dominican Republic, France, Greece, Guam, Guatemala,
Holland, Ireland, Italy, Jamaica, Japan, Panama, Palau, Puerto Rico, Russia, St. Maarten, Saipan, Singapore, Sweden, Switzerland, the Turks and Caicos Islands, the U.S. and British Virgin Islands and Zimbabwe. CBC also exports its products to U.S. military bases worldwide. While export volumes do not presently account for a significant portion of CBC's sales, they are significantly more profitable, on a per barrel basis, than domestic sales.

CBC has existing licensing agreements with a number of international brewers. CBC licenses Molson Breweries of Canada Limited (Molson) to brew and distribute Original Coors and Coors Light in Canada, where Coors Light is the best selling light beer.

In 1992, Miller Brewing Company (Miller) increased its ownership in Molson to 20%. As a result of this and other matters which had arisen between CBC and Molson, CBC initiated two legal actions related to its contractual arrangements with Molson. These legal actions are ongoing and have not impacted the success of CBC's brands in Canada. In connection with its agreement with Molson, in March 1996, the Company received past due royalties and interest income totalling $5.7 million (net of $0.6 million of withholding taxes). The obligation of Molson to make this payment to CBC will be a subject of arbitration proceedings that are scheduled to begin in May 1996.

In July 1995, because of differences in business goals, CBC and Asahi Breweries, Ltd. (Asahi) agreed to terminate the licensing of the Coors brand to Asahi in Japan. The Coors brand had been one of the top three foreign premium brands in Japan for the past eight years. As a substitute for its licensing agreement with Asahi, CBC established a subsidiary company, Coors Japan Company, Ltd. (Coors Japan). The new subsidiary is based in Tokyo, Japan and has assumed responsibility for the distribution, sales and marketing of Coors products. The establishment of Coors Japan represents an important step in CBC's long-term international strategy in Japan.

In September 1992, a joint venture between CBC and Scottish Courage, formerly Scottish & Newcastle Breweries of Scotland, began brewing and distributing Coors Extra Gold in the United Kingdom. Coors Extra Gold was introduced in Scotland and northwest England in August 1992. In 1993, distribution was expanded to include the remainder of Great Britain. In 1993, CBC introduced Coors Extra Gold in Ireland. The brand is brewed by Scottish Courage in the U.K. and distributed under license to Murphy Brewery Ireland Ltd., Dublin, a subsidiary of Heineken. Coors Extra Gold was rated overall Best Draught Lager at the 1994 Brewing Industry International Awards in England.

Beginning in 1991, CBC established a joint venture with Jinro Limited of the Republic of Korea. CBC owns one-third of the joint venture, Jinro-Coors Brewing Company,; Jinro Limited holds the remaining two-thirds. In the second quarter of 1994, Jinro-Coors completed construction of a 1.8-million-barrel brewery in South Korea and began to produce the Cass Fresh brand. In 1995, the brewing capacity was expanded to approximately 3.6 million barrels.

In its first few months, the Cass Fresh brand captured a 10% share of the South Korean beer market. Presently, the brand represents 13% of the market in South Korea. In October of 1994, Jinro-Coors launched Coors Extra Gold brand in the South Korean market. Volume and sales of Jinro-Coors Brewing Company are not included in CBC's financial results.

In March 1994, Coors Iberica purchased a 500,000-hectoliter brewery in Zaragoza, Spain. The brewery was purchased from El Aguila S.A., of Madrid, Spain. El Aguila S.A. is 51% owned by Amsterdam-based Heineken, N.V., the world's second-largest brewer. The total investment by CBC in Spain is expected to exceed $50 million, including the initial purchase price and future spending on operations and marketing. CBC will contract brew
El Aguila products through 1998.

Coors Iberica brews the Coors Gold brand for sale in Spain and the Coors Extra Gold brand for export to Austria, Belgium, Cyprus, France, Greece, Holland, Ireland, Italy, Russia, Spain, Sweden, Switzerland, and Zimbabwe. Distribution of Coors products in Spain is managed by El Aguila. Sales and marketing are managed jointly by Coors Iberica and El Aguila. This arrangement provides significant advantages over direct export of products from U.S. facilities. Volume and sales from the Zaragoza brewery are included in CBC's financial results.

In early 1996, ACC established a foreign sales corporation, Coors Export Ltd., to take advantage of favorable U.S. tax laws involving foreign sales.

Product distribution: Delivery to retail markets in the United States is accomplished through a national network of 575 independent distributors and 4 distributors owned and operated by CBC's subsidiary, Coors Distributing Company. Some distributors have multiple branches. The total number of distributor locations in the U.S., including branch operations, is 633. Delivery to export/international markets is accomplished via licensing and distribution agreements with independent distributors.

In order to ensure the highest product quality, CBC has one of the industry's most extensive distributor monitoring programs. This program is designed to ensure that guidelines for proper refrigeration and rotation of CBC's malt beverage products at both the wholesale and retail levels are followed. Distributors are responsible for maintaining proper rotation of the products at retail accounts and are required to replace CBC's malt beverage products if sales to consumers have not occurred within a prescribed time period.

No single distributor accounted for more than 5% of 1995 total sales.

Transportation

The number and geographic location of CBC's brewing operations require its malt beverage products to be shipped a greater distance than most competitors' products. Major competitors have multiple breweries and, therefore, incur lower transportation costs than CBC to deliver products to distributors. By packaging some products in Memphis, Tennessee, and Elkton, Virginia, CBC is able to achieve more efficient product distribution and a reduction of freight costs for certain markets. During 1995, 29% of total CBC products sold were first shipped in CBC's insulated rail tank cars from Golden and then blended, finished and packaged at the Memphis and Shenandoah plants.

CBC's Golden facilities are served by Burlington Northern, Inc., which transports approximately 67% of CBC products packaged at the Golden facility to Denver. From Denver the products are shipped by various railroad lines to satellite redistribution centers and distributors throughout the country. The rail cars assigned to CBC are specially built and insulated to maintain temperature in route.

CBC is able to maintain high rail volume by use of 20 satellite redistribution centers strategically located throughout the country. These centers, operated by public warehouse companies and CBC, transfer CBC's malt beverage products from rail cars to trucks for shipment to distributors. In 1995, approximately 75% of total rail car volume of packaged product from Golden moved through the satellite redistribution centers.

CBC is heavily dependent upon rail distribution of its products, as noted above. Any disruption by strike would impact CBC more than its major competitors but the risk of such disruption appears unlikely.

The remaining 33% of CBC volume packaged in Golden is shipped by truck and intermodal (piggyback) directly to distributors. Transportation vehicles are also refrigerated or insulated to keep CBC's malt beverage products at proper temperatures while in transit.

Operations

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee; and a packaging plant and distribution facility near Elkton, Virginia (referred to as the Shenandoah facility).

The Golden brewery is the source location for all brands with the Coors name, except for Coors Cutter. Most (66%) of CBC's beer is packaged in Golden. The remainder is shipped in bulk from the Golden brewery to the Shenandoah and Memphis facilities for blending, finishing and packaging.

The Memphis facility is currently packaging all products for export from the United States and is brewing and packaging Zima Clearmalt, Castlemaine XXXX, Killian's Wilde Honey Ale, Memphis Brown and Coors Cutter. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis may or may not require additions to plant and equipment.

The Shenandoah facility, which currently packages certain CBC products for distribution into eastern markets, can be expanded if necessary.

At the end of 1995, CBC had approximately 25 million barrels of annual brewing capacity and 30 million barrels of annual packaging capacity.
Current capacity figures are dependent on product mix and may change with shifting consumer preferences for specific brands and/or packages. The increasing proliferation of products and packages creates logistical challenges for CBC as well as for most other brewers. CBC's three facilities provide sufficient brewing and packaging capacity to meet foreseeable consumer demand.

Significant portions of CBC's aluminum can, end, glass bottle and malt requirements are produced in owned facilities or facilities shared with joint venture partners. CBC has arranged for sufficient supplies for its container requirements with its joint venture partners. CBC has sufficient malting facilities to fulfill its current and projected requirements.

Container manufacturing facilities: CBC owns a can manufacturing facility, which produces approximately 3.6 billion aluminum cans per year. In addition, CBC owns an aluminum can end manufacturing facility, which provides aluminum ends and tabs to CBC. Together, container assets comprise approximately 11.5% of CBC's property assets. In May of 1994, CBC and American National Can Company began a container joint venture to produce beverage can ends at the CBC end manufacturing facility for sale to CBC and to outside customers. This joint venture was expanded in the third quarter of 1994 to include can manufacturing. The joint venture has an initial term of seven years and can be extended for two additional three-year terms. Over time, the joint venture is intended to improve utilization of both facilities and to enhance the return on this investment. In 1995, substantially all of the cans produced were purchased by CBC. The joint venture is committed to supplying 100% of the CBC Golden facility's can and end requirements.

In June 1995, CBC and Anchor Glass Container Corporation (Anchor) established a long-term joint venture, the Rocky Mountain Bottle Company, to produce glass bottles at the CBC glass manufacturing facility. The joint venture is intended to lower unit costs, increase output and create efficiencies at the glass plant. CBC contributed approximately $16.2 million in machinery, equipment and certain personal property to the formation of the bottle partnership. The partnership has an initial term of 10 years and can be extended for additional two-year periods.

In 1995, the bottle manufacturing plant produced approximately 778 million bottles for use by CBC. There were no outside sales. Bottles manufactured by CBC are made with an average recycled content of 35%. To assist in its goal of manufacturing bottles with recycled material, CBC has constructed a glass recycling facility in Wheat Ridge, Colorado. Construction of the facility was completed in mid-1994 and doubled the amount of glass the facility can recycle annually. The recycling facility is operated by the Rocky Mountain Bottle Company.

Other facilities: CBC owns waste treatment facilities, which process waste from CBC's manufacturing operations as well as municipal waste from the City of Golden.

In September 1995, CBC sold its power plant equipment and support facilities to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen) for $22 million. CBC has agreed to purchase from Trigen the electricity and steam needed to operate the brewery's Golden facilities. The 25-year agreement provides for significant improvements by Trigen.

CBC continues to improve asset utilization by divestiture of non-core assets and by continued improvement of capacity utilization through joint ventures and alliances. Joint venture partnerships for the malting operation are being considered.

Capital expansion: In 1995, the Company spent approximately $146 million on capital expenditures. While management plans to invest appropriately in order to ensure the ongoing productivity and efficiency of CBC assets, a priority will be given to those projects which the Company believes offer returns on investment in excess of CBC's cost of capital. CBC expects its capital expenditures for 1996 to be approximately $100 million.

Raw Materials/Sources and Availability

CBC uses all natural ingredients in the production of its beers. CBC has one of the longest beer brewing cycles in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials. CBC believes it has sufficient access to raw materials and packaging materials to continue to meet its quality and production requirements.

Barley, barley malt, starch and hops: CBC uses a proprietary strain of barley, developed by CBC's agronomists, in most of its malt beverage products. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area farmers. CBC's malting facility in Golden, Colorado, produces malt for all CBC products except Zima Clearmalt. CBC maintains inventory levels in owned locations sufficient to continue production in the event of any disruption in supply of barley or malt.

Rice and refined cereal starch, which are interchangeable in CBC's brewing process, are purchased from outside suppliers. Foreign and domestic hops are also purchased. Again, adequate inventories are maintained to continue production through any foreseeable disruption in supply.

Water: CBC utilizes naturally filtered water from underground aquifers to brew malt beverages at its Golden facility. Water from private deep wells is used for final blending and packaging operations for malt beverages packaged at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources in Golden, Memphis and Shenandoah is ideally balanced with minerals and dissolved solids to brew high-quality malt beverages.

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

Packaging materials: During 1994 and 1995, approximately 57% of CBC's malt beverage products were packaged in aluminum cans.

Approximately 39% of the cost of malt beverage products packaged in cans is the cost of the aluminum can. CBC's aluminum requirements for cans and ends are purchased through CBC's joint venture agreement with American National Can Company (ANC), including purchases from Golden Aluminum Company, a subsidiary of ACX. Aluminum cans for CBC's malt beverage products packaged at the Memphis plant were purchased from an outside supplier.

Glass bottles were used to package approximately 31% of CBC's malt beverage products in 1995. Approximately half of all bottles were produced in CBC's bottle manufacturing plant, which is now part of the Rocky Mountain Bottle Company, a joint venture with Anchor. Beginning in 1996, CBC will purchase all of its glass bottles from either the Rocky Mountain Bottle Company or directly from Anchor, a preferred supplier.

The remainder of the malt beverages sold during 1995 was packaged in quarter- and half-barrel stainless steel kegs and two different sizes of a plastic sphere called "The Party Ball," an innovation in packaging introduced by CBC in 1988.

Most of the secondary packaging for CBC's products, including bottle labels and paperboard products, is supplied by Graphic Packaging Corporation, an ACX subsidiary.

Aluminum costs in 1995 rose dramatically, driving up cost of goods sold. See related discussion in the Management's Discussion and Analysis. Aluminum costs are expected to decline slightly in 1996 because of modifications in the can-making process and lower aluminum prices.

Supply contracts with ACX companies: At the time of the spin-off of ACX, in 1992, CBC negotiated long-term supply contracts with operating subsidiaries of ACX for aluminum and packaging materials. These contracts, negotiated at market prices, were to be in effect through 1997. The aluminum contracts were cancelled in 1995. See discussion under Item 11, Compensation Committee Interlocks and Insider Participation for further details.

Energy: With sale of the power plant equipment to Trigen, CBC now purchases electricity and steam for its Golden manufacturing facilities from Trigen. Coors Energy Company supplies Trigen with coal for its steam generator system. CBC does not anticipate future energy supply problems.

Seasonality of the Business

The beer industry is subject to seasonal fluctuation. CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The Company's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1995 fiscal year was 53 weeks in length while 1996 will be 52 weeks long. Additionally, the Company will change its reporting to a 12-period fiscal year from the 13-period fiscal year that was used in 1995, 1994 and prior years. The 12-period fiscal year is composed of four 13-week quarters compared to the former 13-period fiscal year which had three 12-week quarters and one 16-week quarter (third quarter). The change to 13-week quarters creates a fiscal year that is more comparable to the reporting practices of the Company's competitors.

Research and Development

CBC's research and development expenditures are primarily related to new product and package development, brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies, and environmental improvements in CBC's processes and packaging materials.
The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing and packaging techniques, equipment design, and improved varieties of raw materials. CBC's research and development dollars are being strategically applied to short-term as well as long-term opportunities. Approximately $15.4 million, $13.3 million and $13.0 million was spent on research and project development in 1995, 1994 and 1993, respectively.

To support the development of new products, CBC maintains a fully-equipped pilot brewery within the Golden facility, with a 6,500-barrel annual capacity. This on-site resource enables CBC to brew small batches of innovative products without interrupting ongoing production and operations in the main brewery.

Regulations

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

Federal excise taxes on malt beverages are presently $18.00 per barrel. State excise taxes are also levied at rates that ranged in 1995 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.19 per barrel. In 1995, CBC paid more than $385 million in federal and state excise taxes. A substantial increase in federal excise taxes would have a negative impact on the entire industry and could have a material effect on CBC sales and profitability. CBC is vigorously opposed to any additional increases in federal and/or state excise taxes and will work diligently to ensure that its view is adequately represented in the ongoing debate.

Environmental

Compliance with the provisions of federal, state and local environmental laws and regulations did not have a material effect on the capital expenditures, earnings or competitive position of the Company during 1995.

The Company also continues its commitment to programs directed toward efficient use of resources, waste reduction and pollution prevention. Programs currently underway include recycling initiatives, down-weighting of product packages, and, where practicable, increasing the recycled content of product packaging materials, paper and other supplies. A number of employee task forces throughout CBC continually seek effective ways to control hazardous materials and to develop new ways to reduce emissions and waste.

Employees and Employee Relations

The Company has approximately 6,200 full-time employees, 1,800 of whom are salaried.

In July 1995, employees at CBC's Elkton, Virginia facility, rejected a Teamsters bid to serve as the collective bargaining agent for workers at the plant. Of CBC's three production facilities, only the Memphis, Tennessee, plant workers are represented by a labor union (Teamsters).

Foreign Operations

The Company's foreign operations and export sales are not yet a material part of its business. The Company is committed to expanding its foreign operations through export sales, licensing agreements and joint ventures.

Brewing Company Subsidiaries

Coors Distributing Company (CDC) is CBC's largest subsidiary. CDC owns and operates distributorships in five markets across the United States. CDC operations in 1995 accounted for approximately 5.2% of CBC's total beer sales.

In late 1992, Coors Energy Company (CEC) became a subsidiary of CBC. During 1992, CEC sold substantially all of its oil and gas exploration and production assets. CEC owned a transmission pipeline to bring natural gas to various
CBC facilities in Colorado. This pipeline was sold to Trigen in September
1995 as part of the power plant sale. Through a subsidiary, CEC continues to operate a gas transmission pipeline to provide for the energy needs of CBC's Shenandoah facility. In early 1995, CEC divested a portion of its Colorado coal reserves (see Note 12 to the financial statements in Item 8).

In 1992, CBC sold substantially all of the assets and operations of Coors Transportation Company.

Other subsidiary operations of CBC include The Wannamaker Ditch Company and The Rocky Mountain Water Company (both carry process water from nearby Clear Creek to various CBC reservoirs in Golden).

Coors Japan Company, Ltd. was also established in 1995 and is a direct subsidiary of CBC. See discussion of this subsidiary presented above under International Marketing/Partnerships.

Competitive conditions

Known trends and competitive conditions: Industry and competitive information was compiled from the following industry sources: Beer Marketer's Insights and The Wall Street Journal. While management believes these sources are reliable, the Company cannot guarantee the absolute accuracy of these numbers and estimates.

1995 Industry overview: The beer industry in the United States is highly competitive. Industry volume growth in domestic markets has been below 1% a year for the past several years. In 1995, domestic shipments are estimated to be down 1.1% from 1994. For the past several years, brewers have attempted to gain market share through competitive pricing. In 1995, price promotions and price discounting continued to erode net price realizations for brewers.
While projected increases in raw materials costs throughout the industry could result in modest price increases and some relief from price discounting in the near term, it is possible that competitors will continue to concentrate on market share gains instead of profitability, which will place continued downward pressure on pricing. Industry growth is increasingly dependent on introductions of new, higher-margin products including imports, specialty brews, and other innovative brands and expansion into international markets.

A number of important trends continued in the U.S. beer market in 1995. The first was a trend toward "trading up." Consumers continued to move away from lower-priced brands to higher-priced brands, including specialty products and imports in the above-premium category. This caused a related shift in packaging preferences, toward glass bottles and away from aluminum cans. Concurrent with the shift in consumer preference is the recent proliferation of microbreweries.

To capitalize on the trend toward specialty products and craft-brewed beers, brewers are introducing new products at an accelerating rate. This proliferation of products creates unique challenges in operations, logistics and marketing for all brewers, distributors and retailers.

CBC competitive position: CBC's malt beverage products compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcohol and imported brands produced by national, regional, local and international brewers. More than 89% of domestic volume is attributable to the top six domestic brewers, Anheuser-Busch, Inc. (AB), Philip Morris, Inc. through its subsidiary Miller Brewing Company (Miller), CBC, The Stroh Brewery Company,
G. Heileman Brewing, and S & P Company. CBC competes most directly with AB and Miller, the dominant companies in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights (BMI) estimates, accounted for approximately 10.1% of the total 1995 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to Miller's 22.6% share and AB's 44.1% share.

Given its position in the industry, CBC continues to face significant competitive disadvantages related to economies of scale. In addition to lower transportation costs achieved by major competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. On a per barrel basis, the Company estimated that CBC spends nearly 75% more on advertising than AB; however, the gap between CBC's and Miller's spending (on a per barrel basis) appears to be narrowing. A significant level of advertising expenditure is necessary for CBC to hold and increase its share of the U.S. beer market. This, coupled with ongoing price competition, puts more pressure on CBC's margins in comparison to those of CBC's principal competitors.

On February 29, 1996, The Stroh Brewery Company announced that it had signed a letter of intent with G. Heileman Brewing Company, Inc. to acquire all of Heileman's assets. As a result of the transaction, expected to be completed by July 1996, Stroh would acquire five Heileman breweries and all Heileman brands.

ITEM 2.  Properties

The Company's major facilities are set out below:

     Facility                   Location                     Product
Brewery/Packaging        Golden, Colorado           Malt Beverages/Packaged
                                                      Malt Beverages
Packaging                Elkton, Virginia           Packaged Malt Beverages
Brewery/Packaging        Memphis, Tennessee         Malt Beverages/Packaged
                                                     Malt Beverages
Brewery/Packaging        Zaragoza, Spain            Malt Beverages/Packaged
                                                        Malt Beverages
Can and End Plants       Golden, Colorado           Aluminum Cans and Ends
Bottle Plant             Wheat Ridge, Colorado      Glass Bottles
Distribution Warehouse   Anaheim, California        Wholesale Beer Distribution
Distribution Warehouse   Boise, Idaho               Wholesale Beer Distribution
Distribution Warehouse   Denver, Colorado           Wholesale Beer Distribution
Distribution Warehouse   Oklahoma City, Oklahoma    Wholesale Beer Distribution
Distribution Warehouse*  San Bernardino, California Wholesale Beer Distribution

*  Leased

The original brewery site at Golden, which is approximately 2,400 acres, contains brewing, packaging and can manufacturing facilities, as well as gravel deposits and water-storage facilities.

CBC's can and end plants are operated by a joint venture between CBC and American National Can Company.

CBC and Anchor Glass Container Corporation formally established a long-term partnership, the Rocky Mountain Bottle Company, to produce glass bottles at the CBC glass manufacturing facility in Wheat Ridge, Colorado.

The Company owns 2,700 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis plant is located.

All of the Company's facilities are well maintained and suitable for their respective operations. In 1995, CBC estimates the brewing facilities operated at approximately 81% of the 1996 brewing capacity and the packaging facilities operated at approximately 67% of the 1996 packaging capacity. Annual production capacity can vary due to product mix, packaging mix and seasonality.

A CEC subsidiary continues to operate a gas transmission pipeline to provide for the energy needs of the Shenandoah facility.

ITEM 3. Legal Proceedings

See the Environmental section of Management's Discussion and Analysis for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

The Company is party to numerous other legal proceedings arising from its business operations. In each proceeding, the Company is vigorously defending the allegations. Although the eventual outcome of the various proceedings cannot be predicted, no single such proceeding, and no group of such similar matters, is expected to result in liability that would be material to the Company's financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1995.



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

The approximate number of record security holders by class of stock at March 14, 1996 is listed below:

     Title of Class                       Number of Record Holders

Class A Common Stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B Common Stock, non-voting,
no par value                           5,168

Preferred Stock, non-voting,           None issued
$1 par value

The range of the high and low quotations and the dividends paid per share on the Class B Common Stock for each quarter of the past two years are shown below. The Company expects to continue paying comparable dividends in the future:

                                                        1995

                                            Market Price
                                          High        Low        Dividends
First Quarter                            17 1/4      15 1/2       $ 0.125
Second Quarter                           18 1/8      15 1/8       $ 0.125
Third Quarter                            18 3/8      15 1/8       $ 0.125
Fourth Quarter                           23 1/4      17           $ 0.125

                                                        1994

                                            Market Price
                                          High        Low        Dividends
First Quarter                            19 1/4      14 7/8       $ 0.125
Second Quarter                           20 1/4      17 1/2       $ 0.125
Third Quarter                            20 7/8      16 7/8       $ 0.125
Fourth Quarter                           19          14 3/4       $ 0.125

ITEM 6. Selected Financial Data

Following is selected financial data for ACC for the nine years ended December 31, 1995:

                                         (In thousands, except per share data)
                                       1995        1994        1993        1992
- -------------------------------------------------------------------------------
Barrels of Malt Beverages Sold       20,312      20,363      19,828      19,569
- -------------------------------------------------------------------------------
Summary of Operations
  Net sales                      $1,675,379  $1,662,671  $1,581,811  $1,550,788
- -------------------------------------------------------------------------------
  Cost of goods sold              1,091,763   1,062,789   1,036,864   1,035,544

  Marketing, general
    and administrative              503,503     492,403     454,130     429,573

  Research and project
    development                      15,385      13,265      13,008      12,370

  Special (credits) charges         (15,200)    (13,949)    122,540          --
- -------------------------------------------------------------------------------
Total operating expenses          1,595,451   1,554,508   1,626,542   1,477,487
- -------------------------------------------------------------------------------
Operating income (loss)              79,928     108,163     (44,731)     73,301

Other (income) expense
       - net                          6,650       3,943      12,099      14,672
- -------------------------------------------------------------------------------
Income (loss) before
  income taxes                       73,278     104,220     (56,830)     58,629

Income tax expense
      (benefit)                      30,100      46,100     (14,900)     22,900
- -------------------------------------------------------------------------------
Income (loss) from
  continuing operations          $   43,178 $    58,120  $  (41,930) $   35,729
- -------------------------------------------------------------------------------
Per share of common stock        $     1.13 $      1.52  $    (1.10) $     0.95

Income (loss) from
  continuing operations as a
  percentage of net sales              2.6%        3.5%       (2.6%)       2.3%
===============================================================================
Financial Position
  Working capital               $   38,857  $  (25,048) $    7,197  $  112,302
  Properties - net              $  887,409  $  922,208  $  884,102  $  904,915
  Total assets**                $1,386,857  $1,371,576  $1,350,944  $1,373,371
  Long-term debt                $  195,000  $  131,000  $  175,000  $  220,000
  Other long-term
   liabilities                  $   33,435  $   30,884  $   34,843  $   52,291
  Shareholders' equity**        $  695,016  $  674,201  $  631,927  $  685,445
  Net book value per share
   of common stock**            $    18.21  $    17.59  $    16.54  $    18.17
  Total debt to total
   capitalization                    24.9%       20.6%       26.3%       24.3%
  Return on average
   shareholders' equity               6.3%        8.9%       (6.4%)      (0.2%)
==============================================================================
Other Information
  Dividends                     $   19,066  $   19,146  $   19,003  $   18,801
  Per share of common
   stock                        $     0.50  $     0.50  $     0.50  $     0.50
  Average number of
   common shares
    outstanding                     38,170      38,283      37,989      37,561
  Gross profit                  $  583,616  $  599,882  $  544,947  $  515,244
  Capital expenditures          $  145,797  $  160,314  $  120,354  $  115,450
  Depreciation, depletion
   and amortization             $  122,830  $  120,793  $  118,955  $  114,780
  Full-time employees                6,200       6,300       6,200       7,100
  Total taxes                   $  466,740  $  472,854  $  401,667  $  437,089
  Market price range of
   common stock:
    High                        $   23 1/4  $   20 7/8  $   23 1/8  $   22 7/8
    Low                         $   15 1/8  $   14 3/4  $   15      $   15 1/2

                        1991        1990        1989         1988        1987
- ------------------------------------------------------------------------------
Barrels of Malt
Beverages Sold         19,521      19,297      17,698       16,534      15,658
- ------------------------------------------------------------------------------
Summary of Operations
 Net sales         $1,529,986  $1,478,287  $1,367,718   $1,273,745  $1,169,983
- ------------------------------------------------------------------------------
Cost of goods sold  1,039,207     980,766     909,339      825,071     750,941

Marketing, general
  and administrative  434,141     398,889     386,991      369,006     329,313

Research and project
  development          14,252      10,196      10,853       11,125      11,105

Special (credits)
  charges              29,599      30,000      41,670           --          --
- ------------------------------------------------------------------------------
Total
 operating expenses 1,517,199   1,419,851   1,348,853    1,205,202   1,091,359
- ------------------------------------------------------------------------------
Operating
  income (loss)        12,787      58,436      18,865       68,543      78,624

Other (income) expense
  - net                 4,403       5,903       2,546      (6,471)      (6,022)
- ------------------------------------------------------------------------------
Income (loss) before
  income taxes          8,384      52,533      16,319       75,014      84,646

Income tax expense
  (benefit)            (8,700)     20,300       9,100       28,700      33,500
- ------------------------------------------------------------------------------
Income (loss) from
  continuing
  operations       $   17,084  $   32,233  $    7,219   $   46,314  $   51,146
- ------------------------------------------------------------------------------
Per share of
 common stock      $     0.46  $     0.87  $     0.20   $     1.26  $     1.40

Income (loss) from
  continuing
  operations as a
  percentage of
  net sales              1.1%        2.2%        0.5%         3.6%        4.4%
==============================================================================
Financial Position
 Working capital  $  110,443  $  201,043  $  193,590   $  196,687  $  242,406
 Properties - net $  933,692  $1,171,800  $1,012,940   $1,033,012  $  975,781
 Total assets**   $1,844,811  $1,761,664  $1,530,783   $1,570,765  $1,456,493
 Long-term debt   $  220,000  $  110,000          --           --          --
 Other long-term
   liabilities    $   53,321  $   58,011  $   16,138   $   19,367  $   26,376
 Shareholders'
   equity**       $1,099,420  $1,091,547  $1,060,900   $1,062,064  $1,031,811
 Net book value
   per share of
   common stock** $    29.33  $    29.20  $    28.75   $    29.00  $    28.19
 Total debt to total
   capitalization       19.5%        9.2%        2.0%         1.7%        0.4%
 Return on average
   shareholders'
   equity                2.3%        3.6%        1.2%         4.5%        4.8%
=============================================================================
Other Information
  Dividends       $   18,718  $   18,591  $   18,397   $   18,311  $   18,226
  Per share of common
   stock          $     0.50  $     0.50  $     0.50   $     0.50  $     0.50
  Average number of
   common shares
   outstanding        37,413      37,148      36,781       36,621      36,497
  Gross profit    $  490,779  $  497,521  $  458,379   $  448,674  $  419,042
  Capital
    expenditures  $  241,512  $  183,368  $  149,616   $  157,995  $  199,541
  Depreciation,
    depletion and
    amortization  $  108,367  $   98,081  $  122,439   $  111,432  $   99,422
  Full-time
    employees          7,700       7,000       6,800        6,900       6,800
  Total taxes     $  405,789  $  251,606  $  236,740   $  236,683  $  234,352
  Market price
    range of
    common stock:
     High         $   24 1/4  $   27 3/8  $   24 3/8   $       21  $       30
     Low          $   17 3/8  $   17 1/8  $   17 3/8   $   16 1/2  $   16 1/4

*Numbers in italics include results of discontinued operations.
**Reflects the dividend of ACX Technologies, Inc. to shareholders during 1992.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION Adolph Coors Company ("ACC" or the "Company") is the holding company for Coors Brewing Company ("CBC"). CBC produces and markets quality malt-based beverages.

The following summarizes the significant factors affecting the consolidated results of operations and liquidity and capital resources of ACC during the three year period ended December 31, 1995. Unusual or nonrecurring items make it more difficult to evaluate the Company's ongoing operations. Consequently, consolidated financial results for each year are first reviewed separately including the effects of special and nonrecurring items. Then consolidated financial results are reviewed excluding these special and nonrecurring items. This analysis should be read in conjunction with the financial statements and notes to the financial statements included in this annual report.

CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL YEARS 1995, 1994 AND 1993

Summary of operating results:

                                              For the years ended
                                December 31,      December 25,    December 26,
                                       1995              1994            1993
                                  (In thousands, except earnings per share)
Operating Income (Loss)
  As reported                      $79,928          $108,163          ($44,731)
  Excluding Special items           64,728            94,214            77,809
Net Income (Loss)
  As reported                       43,178            58,120           (41,930)
  Excluding Special items           33,944            49,720            33,600
Earnings (Loss) per Share
  As reported                        $1.13             $1.52            ($1.10)
  Excluding Special items            $0.89             $1.30             $0.88

1995 Consolidated Results of Operations: For the 53-week fiscal year ended December 31, 1995, ACC reported net income of $43.2 million, or $1.13 per share. In the fourth quarter, ACC recorded a net special credit which included a gain from the curtailment of certain postretirement benefits. Partially offsetting this credit were severance charges for a limited work force reduction. The net effect of these two items was a special credit of $15.2 million pretax, or $0.24 per share after tax. Without the net special credit, ACC would have reported net income of $33.9 million, or $0.89 per share.

1994 Consolidated Results of Operations: For the 52-week fiscal year ended December 25, 1994, ACC reported net income of $58.1 million, or $1.52 per share. Two nonrecurring items in 1994 resulted in a net special credit to ACC. The Company reached a settlement with a number of its insurance carriers which enabled it to recover a portion of the costs associated with the Lowry Landfill Superfund site. This was partially offset by a write-down of distributor assets. The effect of these two items was a net special credit of approximately $13.9 million pretax, or $0.22 per share after tax. Without the net special credit, ACC would have reported 1994 net income of $49.7 million, or $1.30 per share.

1993 Consolidated Results of Operations: For the 52-week fiscal year ended December 26, 1993, the Company reported a net loss of $41.9 million, or $1.10 per share. The Company recorded special charges of $122.5 million in the fourth quarter primarily related to the costs of a significant restructuring intended to reduce costs and improve performance. The net loss was also the result of an after-tax charge of $3.2 million, or $0.08 per share, related to the 1993 retroactive increase of 1% in the federal corporate income tax rate, and the related revaluation of deferred income tax liability. Excluding these special charges, the Company's net income would have been $33.6 million, or $0.88 per share.

The 1993 restructuring charge, which totalled $109.5 million pretax, included $70.2 million for voluntary separation and enhanced early retirement packages designed to reduce CBC's white collar work force. Of the remaining $39.3 million, approximately $22.0 million related to workplace redesign and other profit improvement initiatives, and approximately $17.3 million related to asset write-downs. Substantially all of the charges related to voluntary separation and enhanced early retirement packages were paid in 1993; other costs related to workplace redesign and other profit improvement initiatives were accrued in 1993 and substantially all were paid in 1994 and 1995. Special charges related to the write down of certain distributor assets and a provision for environmental enhancements totalled $13.0 million. Together the aggregate impact of the special charges was $1.98 per share.

Trend summary: percentage increase/(decrease) 1995, 1994 and 1993:
The table below reflects trends in operating results, excluding special and non-recurring items.

                           1995                 1994                 1993
Volume                    (0.3%)                 2.7%                1.3%
Net sales                  0.8%                  5.1%                2.0%
Avg. price  increase       1.0%                  0.3%                1.1%
Gross profit              (2.7%)                10.1%                5.8%
Operating income         (31.3%)                21.1%                6.1%
Advertising expense        0.9%                 20.1%                8.8%
General and Administrative 2.2%                 (9.7%)               2.2%

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS: 1995 VS. 1994, 1994 VS. 1993 Excluding special and non-recurring items.

1995 vs. 1994
Although total barrel sales declined by 0.3%, net sales increased by 0.8% in 1995 from 1994 because of fourth quarter price increases in a few high volume states and, to a lesser extent, because of volume increases in higher priced international markets. Also impacting net sales was an unfavorable change in product mix - primarily lower Zima Clearmalt volumes. Zima volumes declined approximately 49% in 1995 versus the national rollout volumes of 1994.

Gross profit decreased $16.3 million and it also decreased as a percent of net sales to 34.8% from 36.1% in 1994. This decrease was primarily the result of increased aluminum and other packaging costs and the lower sales volume of Zima Clearmalt, which has a higher gross profit percentage than other brands. Other unfavorable factors included non-recurring costs from the sale of the Company's power plant equipment and support facilities, costs associated with the Rocky Mountain Bottle Company plant and the write off of obsolete packaging supplies. These costs were offset in part by incremental container joint venture income (see Note 10 to the financial statements contained in Item 8).

Operating income declined 31.3% in 1995 from 1994. This was caused by the lower gross profit discussed above as well as expense increases of 2.3% in marketing (including advertising), 2.2% in general and administrative (G & A) and 16.0% in research and project development. The increase in marketing expense was caused primarily by the Company's efforts to strengthen the domestic and international sales organizations. Advertising expense in total was relatively unchanged from 1994 although a significant amount of the expense was redirected from Zima, Artic Ice and Artic Ice Light to Coors
Light and new brand introductions. The G & A increase over 1994 was caused by labor cost increases and continuing efforts to develop and execute the Company's performance initiatives. Research and project development increases over 1994 were the result of an increase in the numbers of new products and packages being considered.

Net non-operating expense increased to $6.7 million in 1995 compared to $3.9 million in 1994. Although $44 million in principal payments were made in 1995 on ACC's medium-term notes, interest expense was 3.5% higher in 1995 versus 1994 due to the additional $100 million placement of Senior Notes in the third quarter of 1995. Income from miscellaneous items was $2.1 million higher in 1994 than 1995 due to a gain on the sale of a distributorship and other investments.

The Company's effective tax rate declined in 1995 to 41.6% from 45.0%. The 1994 rate was higher than the 1995 rate primarily due to the effect of a valuation allowance for a tax loss carryforward. Also contributing to the decline were some non-recurring, non-taxable income items in 1995. The 1995 effective tax rate was higher than the statutory tax rate because of non-deductible expenses.

Net income in 1995 was $33.9 million, or $0.89 per share, compared to $49.7 million, or $1.30 per share, in 1994, representing a 31.5% decline in earnings per share.

1994 vs. 1993
Net sales increased by 5.1% in 1994 from 1993. This increase was due to a 2.7% increase in volume and a shift in product mix to products in the premium and above-premium price categories. Gross profit improved to 36.1% of net sales as compared to 34.5% in 1993. This improvement was primarily the result of increased volume, improved brand mix profitability, operational efficiencies and lower aluminum costs.

Operating income improved 21.1% in 1994 over 1993. Although marketing expense (including advertising) grew substantially in 1994, general and administrative (G&A) expense declined by 9.7%. The increase in marketing expense was primarily due to the national rollout of Zima Clearmalt and the introduction and expansion of Coors Artic Ice and Coors Artic Ice Light. The decline in G&A expense resulted from the restructuring effort that was begun in 1993 to reduce overhead costs. Research and project development expense was essentially unchanged in 1994 as compared to 1993.

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

The Company's effective tax rate declined in 1994 to 45.0% from 48.9% in 1993. The decline was largely attributable to the revaluation of ACC's deferred tax liability in 1993 related to the 1993 1% increase in the federal corporate income tax rate. The 1994 effective tax rate was higher than the statutory tax rate because of non-deductible expenses and a valuation allowance for a tax loss carryforward.

Net income was $49.7 million, or $1.30 per share, in 1994 compared to $33.6 million, or $0.88 per share, representing a 47.7% improvement in earnings per share.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary sources of liquidity are cash provided from operating activities and external borrowing. The Company continues to be in a strong position to generate cash internally because of a strong working capital position and the expectation of a continued ability to generate significant amounts of cash from operating activities. The Company's 1995 net cash position was $32.4 million, a slight increase compared to $27.2 million in 1994. The Company's 1994 net cash position decreased significantly from $82.2 million in 1993.

Anticipated capital expenditures in 1996 are expected to be approximately $100 million, significantly below 1995 expenditures. Because of this reduction, the Company believes that cash flows from operations and short-term borrowings are adequate to meet its ongoing operating requirements, scheduled principal debt repayments and debt service costs, anticipated capital expenditures and dividend payments.

Operating Activities
Including net special credits/charges, net cash provided by operations was $90.1 million in 1995, $186.4 million in 1994 and $168.5 million in 1993.

The 1995 decrease in cash from operations was primarily due to lower net income, significantly lower accounts payable and other liabilities and increases in accounts and notes receivable and other assets. The reduction in accounts payable reflects the payment of amounts owed to various suppliers including advertising agencies. Some of these amounts were particularly high at the end of 1994 due to new or markedly different supplier relationships such as the new container joint venture between CBC and American National Can. Accounts and notes receivable was higher in 1995 because of an increase in international sales which was offset in part by decreased receivables from the container joint venture. Accrued expenses declined in 1995 primarily due to the payment of items related to the Lowry and 1993 restructuring accruals. Other assets increased primarily due to increased investment and equity in the container joint ventures.

The 1994 increase in cash from operations was primarily due to higher net income, higher accumulated deferred income taxes, and higher depreciation offset in part by an increase in accounts and notes receivable, a decrease in accrued expenses and other liabilities (primarily due to the payment of obligations related to the 1993 restructuring) and an increase in accounts payable. Accumulated deferred income taxes increased $18.2 million in 1994. This was caused by the 1994 payment of various restructuring accruals which were not tax deductible in 1993. The increase in accounts and notes receivable reflected higher 1994 sales and amounts owed to CBC by the container joint venture that was formed in 1994. Higher accounts payable were partly due to amounts owed to the container joint venture for purchases by CBC.

Investing Activities (including capital expenditures)
In 1995 the Company spent $116.2 million on investment activities, compared with $174.7 million in 1994 and $119.3 million in 1993. Capital expenditures (additions to properties) were $145.8 million in 1995 versus $160.3 million in 1994 and $120.4 million in 1993. Intangible assets increased $11.8 million and $16.9 million in 1995 and 1994, respectively, due principally to the purchase of distributorships. In 1995, capital expenditures were focused on upgrades and expansion of Golden-based facilities - particularly bottling capacity. Proceeds from the sale of properties was $44.4 million in 1995 versus $4.4 million in 1994 and $2.3 million in 1993. The principal assets sold in 1995 included the Company's power plant equipment and support facilities for $22.0 million and certain bottleline machinery and equipment for $17.0 million. The bottleline assets were sold in a sale-leaseback transaction.
In 1994, capital expenditures focused on expansion of facilities
(primarily bottling capacity) and the purchase of a brewery in Zaragoza, Spain. In 1993, capital expenditures were made for expansion of capacity in Memphis for Zima Clearmalt, routine maintenance and incremental upgrades to all production facilities.

Net Cash Used/Provided by Financing Activities
The Company generated $31.0 million of cash in financing activities in 1995. In the third quarter of 1995, the Company received $100 million from a private placement of Senior Notes. Also in the third quarter, the Company made principal payments totalling $44 million on its medium-term notes. In addition, the Company made two separate purchases of Class B common shares totalling $9.9 million. The shares were purchased, based on a first right of refusal, from an estate and a trust of members of the extended Coors family. The Company paid dividends of $19.1 million.

The Company used $67.0 million of cash in financing activities in 1994. At the beginning of the third quarter of 1994, the Company made its first principal payment on its medium-term notes, in the amount of $50 million. In addition, the Company paid dividends of $19.1 million.

In 1993, the Company used $6.6 million of cash in financing activities. The Company paid $19 million in dividends. The Company received cash through the exercise of stock options and the proceeds from industrial development bonds for an expansion project.

Debt Securities
As of December 31, 1995, the Company had $126.0 million outstanding in medium-term notes. Principal payments of $44 million in 1995 and $50 million in 1994 were funded by a combination of cash on hand and borrowings. Fixed interest rates on the Company's medium-term notes range between 8.63% and 9.15%. Aggregate annual maturities for the remaining outstanding notes are $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999.

In the third quarter of 1995, the Company completed a $100 million private placement of Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. The repayment schedule is $80 million in 2002 and $20 million in 2005. The proceeds from this borrowing were used primarily to reduce debt under the revolving line of credit and for principal payments due on the medium-term notes in the third quarter.

The Company's debt-to-total capitalization ratios was 24.9% at the end of 1995, 20.6% at the end of 1994 and 26.3% at the end of 1993.

Revolving Line of Credit
In addition to the medium-term notes and the private placement Senior Notes, the Company has an unsecured, committed revolving line of credit totalling $144 million. From time to time this line of credit is used for working capital requirements and general corporate purposes. As of December 31, 1995, the full $144 million was available. For 1995, the Company met its two financial covenants under the committed revolving line of credit: a minimum tangible net worth test and a debt-to-total capitalization test.

Hedging Activities
As of December 31, 1995, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations from changes in foreign exchange rates. Any variation in the exchange rate that would accrue to the contract would be directly offset by an equal change in the related obligation. Therefore, after the contract entrance date, variation in the exchange rate would have no additional impact on the Company's financial statements. ACC's hedging activities are minimal and hard currency exposures are not material. The Company does not enter into derivative financial instruments for trading or speculative purposes.

OUTLOOK 1996:

The Company will report 1996 results based on a 52-week fiscal year versus the 53-week year used in 1995. Additionally, the Company will change its reporting to a 12-period fiscal year from the 13-period fiscal year that was used in 1995 and prior years. The 1996 fiscal year is composed of four 13-week quarters, compared to prior years, which had three 12-week quarters and one 16-week quarter (the third quarter). The change in quarter length will require restatement of the 1995 quarterly results in order to make the results of 1996 comparable. The change to 13-week quarters creates a fiscal year that is similar to a calendar year and more comparable to the reporting practices of other consumer-product companies.

For the first quarter of 1996, the Company has announced that it expects to report a net loss somewhat greater than the net loss of $0.02 per share posted for the restated first quarter of 1995. Volume and profitability in the first quarter are typically low and generally not indicative of results for the year. The Company continues to believe that 1996 financial performance can improve over 1995.

Following industry pricing trends, the Company raised prices in several key U.S. markets in the fourth quarter of 1995, and price increases have gone into effect in many of the remaining states in the middle of the first quarter of 1996. Although the Company continues to believe that industry prices will more closely track inflation in 1996, it cannot predict the degree to which pricing will be eroded by discounting or the impact that higher prices will have on total volume or consumers trading down to lower-margin products.

Trends early in 1996 indicate that packaging and commodities costs will be stable. While the Company continues to believe that initiatives in its operations and technology areas have the potential to deliver substantial cost reductions over time, significant savings are not likely to be realized before the second half of 1996.

Total interest expense in the first half of the year will be higher than in the same period of 1995 by approximately $2.7 million primarily as a result of the $100 million private debt placement that closed in July 1995.

The increasing efficiencies from the can, end and glass joint ventures should continue to provide income to the Company. Marketing, general and administrative costs are expected to remain basically unchanged for 1996.

The Company's effective tax rate is expected to remain near the 1995 rate of 41% assuming increased pre-tax income, decreased non-taxable income items and continued non-deductible items.

In 1996, the Company has planned capital expenditures (including contributions to its container joint ventures for capital improvements) of approximately $100 million compared with capital expenditures that averaged $142.2 million over the previous 3 years. The decline reflects the completion of several plant acquisition and capacity expansion projects, along with the Company's intention to manage capital expenditures and cash more aggresively through a variety of means, including asset sales, lease financing and joint ventures. In addition to the Company's 1996 planned capital expenditures, incremental strategic investments will be considered on a case by case basis.

In connection with its pending legal proceedings with Molson Breweries of Canada Limited, the Company received a cash payment for past due royalties and interest totalling $5.7 million (net of $0.6 million of withholding taxes) during the first quarter of 1996. The obligation of Molson to make this payment will be a subject of the arbitration proceedings that are scheduled to begin in May 1996. The Company expects final resolution of this issue in 1996.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1996, overall and brand-specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, targeted goals for return on investment capital, the Company's expectations as to funding its capital expenditures and operations during 1996, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure. The most important factors that could prevent the Company from achieving these goals - and cause actual results to differ materially from those expressed in the forward-looking statement - include, but are not limited to the following:

- - the ability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products

- - the potential erosion of recent price increases through discounting

- - a potential shift in consumer preferences toward lower-priced products in response to price increases

- - the intensely competitive, no-growth nature of the beer industry

- - demographic trends and social attitudes that can reduce beer sales

- - continued rapid growth in the popularity of microbrews and other specialty beers

- - changes in the cost of aluminum, paper packaging and other raw materials

- - an inability to reduce the Company's manufacturing and overhead cost structure to a more competitive level

- - changes in significant government regulations affecting environmental compliance, income taxes and advertising or other marketing efforts for the Company's products

- - increases in federal or state beer excise taxes

- - changes in rail transportation rates or interruption of rail service

- - potential impact of industry consolidation

- - risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements, exchange rate fluctuations and local political, social and economic factors

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

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

The City and County of Denver, Waste Management of Colorado and Chemical Waste Management, Inc. are expected to implement remediation of the site. The EPA's projected costs to meet the announced remediation objectives and requirements are below the $120 million total assumed as a basis for the Company's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study and remediation costs. Settlements were reached during 1993 and 1994 with all defendants. As a result, in the fourth quarter of 1994, the Company recognized a special pretax credit of $18.9 million.

The Company has also been notified that it is or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state laws with respect to the cleanup of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of cleanup, its share of the total cost or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or insurance coverage. However, based on investigations to date, the Company believes that any liability would not be material to the financial condition of the Company with respect to these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional CERCLA sites in the future, or that the costs associated with those additional sites will not be material.

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

ACCOUNTING CHANGES:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB issued Statement No. 123,"Accounting for Stock-Based Compensation," which requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements. As allowed by Statement No. 123, the Company will continue to apply the accounting provisions of APB Opinion 25; accordingly the adoption of Statement No. 123 will have no effect on future reported net income or earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements

                                                                    Page(s)

     Consolidated Financial Statements:
          Report of Independent Accountants                           26

          Consolidated Statement of Income for each of
            the three years ended December 31, 1995                   27

          Consolidated Balance Sheet at December 31, 1995
            and December 25, 1994                                     28-29

          Consolidated Statement of Cash Flows for each of
            the three years ended December 31, 1995                   30

          Consolidated Statement of Shareholders' Equity
            for each of the three years ended December 31, 1995       31

          Notes to Consolidated Financial Statements                  32-47

Report of Independent Accountants

To the Board of Directors and Shareholders of Adolph Coors Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 62 present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 31, 1995, and December 25, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Denver, Colorado
February 16, 1996
ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                For the years ended
                                     December 31,   December 25,   December 26,
                                            1995           1994           1993
                                        (In thousands, except per share data)
Sales                                 $2,060,595     $2,040,330     $1,946,592
Less - federal and state excise tax      385,216        377,659        364,781
                                       ---------      ---------      ---------
Net sales                              1,675,379      1,662,671      1,581,811
                                       ---------      ---------      ---------
Costs and expenses:
  Cost of goods sold                   1,091,763      1,062,789      1,036,864
  Marketing, general and administrative  503,503        492,403        454,130
  Research and project development        15,385         13,265         13,008
  Special (credits) charges (Note 9)     (15,200)       (13,949)       122,540
                                       ---------      ---------      ---------
   Total                               1,595,451      1,554,508      1,626,542
                                       ---------      ---------      ---------
Operating income (loss)                   79,928        108,163        (44,731)

Other income (expense):
   Interest income                         1,345          1,546          2,580
   Interest expense                      (11,863)       (11,461)       (15,780)
   Miscellaneous-net                       3,868          5,972          1,101
                                       ---------      ---------      ---------
      Total                               (6,650)        (3,943)       (12,099)
                                       ---------      ---------      ---------
Income (loss) before income taxes         73,278        104,220        (56,830)

Income tax expense (benefit) (Note 5)     30,100         46,100        (14,900)
                                       ---------      ---------      ---------
Net income (loss)                     $   43,178     $   58,120     $  (41,930)
                                       =========      =========      =========
Net income (loss) per
 share of common stock                $     1.13     $     1.52     $    (1.10)
                                       =========      =========      =========
Weighted average number of outstanding
   shares of common stock                 38,170         38,283         37,989
                                       =========      =========      =========

See accompanying notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                               December 31,       December 25,
                                                      1995               1994
                                                         (In thousands)

Assets
Current assets:
  Cash and cash equivalents                    $   32,386          $   27,168
  Accounts and notes receivable:
    Trade, less allowance for doubtful accounts
      of $30 in 1995 and $24 in 1994               89,579              81,454
    Affiliates                                     16,329              17,000
    Other                                          10,847               7,873

  Inventories:

    Finished                                       58,486              67,500
    In process                                     28,787              22,918
    Raw materials                                  37,298              38,108
    Packaging materials, less allowance for
      obsolete inventories of $1,000 in 1995       14,854              13,078
                                                ---------          ----------
                                                  139,425             141,604

Other supplies                                     39,364              38,340
Prepaid expenses and other assets                  13,634              13,638
Prepaid income taxes (Note 5)                          --               1,779
Deferred tax asset (Note 5)                        20,956              26,310
                                                ---------          ----------
      Total current assets                        362,520             355,166

Properties, at cost, less accumulated
  depreciation, depletion and amortiza-
  tion of $1,219,473 in 1995
  and $1,220,836 in 1994 (Note 2)                 887,409             922,208
Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $4,097 in 1995 and $3,307 in 1994             26,470              20,509

Other assets                                      110,458              73,693
                                                ---------           ---------
Total assets                                   $1,386,857          $1,371,576
                                                =========           =========

See accompanying notes to consolidated financial statements.

                                              December 31,        December 25,
Liabilities and Shareholders' Equity                 1995                1994
                                                       (In thousands)
Current liabilities:
  Current portion of long-term debt (Note 4)  $   36,000           $   44,000
  Accounts payable:
    Trade                                        118,207              156,667
    Affiliates                                    14,142                8,024
  Accrued salaries and vacations                  37,178               41,567
  Taxes, other than income taxes                  39,788               47,060
  Federal and state income taxes (Note 5)          9,091                   --
  Accrued expenses and other liabilities          69,257               82,896
                                               ---------            ---------
      Total current liabilities                  323,663              380,214
                                               ---------            ---------
Long-term debt (Note 4)                          195,000              131,000

Deferred tax liability (Note 5)                   69,916               71,660

Postretirement benefits (Note 8)                  69,827               83,617

Other long-term liabilities                       33,435               30,884
                                               ---------            ---------
      Total liabilities                          691,841              697,375
                                               ---------            ---------

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 12)

Shareholders' equity (Notes 1, 6 and 11):
  Capital stock:
    Preferred stock, non-voting, $1 par value
    (authorized: 25,000,000 shares; issued: none)      --                   --
    Class A common stock, voting, $1
      par value, (authorized and issued:
      1,260,000 shares)                             1,260                1,260
    Class B common stock, non-voting,
      no par value, $0.24 stated value
      (authorized: 100,000,000 shares;
      issued: 36,736,512 in 1995 and
      37,066,940 in 1994)                            8,747                8,825
                                                 ---------            ---------
         Total capital stock                        10,007               10,085

  Paid-in capital                                   33,719               39,460
  Retained earnings                                647,530              623,418
  Foreign currency translation adjustment            3,760                1,238
                                                 ---------           ----------
      Total shareholders' equity                   695,016              674,201
                                                 ---------           ----------

Total liabilities and shareholders' equity      $1,386,857           $1,371,576
                                                 =========            =========

See accompanying notes to consolidated financial statements.
                          ADOLPH COORS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 For the years ended
                                   December 31,    December 25,    December 26,
                                          1995            1994            1993
                                                 (In thousands)
Cash flows from operating activities:
  Net income (loss)                 $   43,178      $   58,120     $   (41,930)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation, depletion and
     amortization                      122,830         120,793         118,955
    Change in accumulated deferred
     income taxes                       (1,744)         18,230         (26,297)
    Loss on sale or abandonment of
      properties                         1,274             808          20,387
    Change in operating assets and
      liabilities:
       Accounts and notes receivable    (9,952)        (30,264)         32,632
       Inventories                       2,135           5,627           5,101
       Other assets                    (11,305)         (4,058)          7,803
       Accounts payable                (32,180)         43,054          13,950
       Accrued liabilities and other   (24,139)        (25,884)         37,892
                                      --------        --------         -------
        Net cash provided by operating
         activities                     90,097         186,426         168,493
                                      --------        --------         -------
Cash flows from investing activities:
  Additions to properties             (145,797)       (160,314)       (120,354)
  Proceeds from sale of properties      44,448           4,382           2,268
  Change in other intangible assets    (11,802)        (16,876)             --
  Other                                 (3,021)         (1,863)         (1,238)
                                      --------        --------        --------
       Net cash used by investing
         activities                   (116,172)       (174,671)       (119,324)
                                      --------        --------        --------
Cash flows from financing activities:
  Proceeds from long-term debt         100,000              --           5,000
  Principal payment of long-term debt  (44,000)        (50,000)             --
  Issuance of stock under stock plans    4,117           2,102           7,375
  Purchase of stock                     (9,936)             --              --
  Dividends paid                       (19,066)        (19,146)        (19,003)
  Other                                   (116)             24               1
                                      --------        --------         -------
       Net cash (used) provided by
         financing activities           30,999         (67,020)         (6,627)
                                      --------        --------         -------
Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                 4,924         (55,265)         42,542
  Effect of exchange rate changes on
    cash and cash equivalents              294             222              --
  Balance at beginning of year          27,168          82,211          39,669
                                     ---------       ---------      ----------
  Balance at end of year            $   32,386      $   27,168     $    82,211
                                     =========       =========      ==========

See accompanying notes to consolidated financial statements.

                            ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            Foreign
                        Common stock                        currency
                            issued      Paid-in  Retained  translation
                       Class A  Class B capital  earnings  adjustment    Total
                                  (In thousands, except per share data)
Balance at
December 27, 1992      1,260  $ 8,683  $30,125   $645,377     $   0   $685,445
Shares issued under
  stock plans
  (Note 6)                        112    7,263                           7,375
Other                                                            40         40
Net loss                                         (41,930)              (41,930)
Cash dividends-$0.50
  per share                                      (19,003)              (19,003)
- ------------------------------------------------------------------------------
Balance at
December 26, 1993      1,260    8,795   37,388    584,444        40    631,927
Shares issued under
  stock plans
  (Note 6)                         30    2,072                           2,102
Other                                                         1,198      1,198
Net income                                         58,120               58,120
Cash dividends-$0.50
  per share                                       (19,146)             (19,146)
- ------------------------------------------------------------------------------
Balance at
December 25, 1994      1,260    8,825   39,460    623,418     1,238    674,201
Shares issued under
  stock plans
  (Note 6)                         59    4,058                           4,117
Purchase of stock                (137)  (9,799)                         (9,936)
Other                                                         2,522      2,522
Net income                                         43,178               43,178
Cash dividends-$0.50
  per share                                       (19,066)             (19,066)
- ------------------------------------------------------------------------------
Balance at
December 31, 1995     $1,260  $ 8,747  $33,719   $647,530    $3,760    $695,016
===============================================================================

See accompanying notes to consolidated financial statements.
                             ADOLPH COORS COMPANY AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Accounting Policies

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 31, 1995, a 53-week period, and December 25, 1994, and December 26, 1993, both 52-week periods.

Principles of consolidation: The consolidated financial statements include the accounts of Adolph Coors Company (ACC), its principal subsidiary, Coors Brewing Company (CBC), and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence (See Note 10). The Company has other investments which are accounted for at cost.

Certain reclassifications have been made to the 1993 and 1994 financial information presented in the financial statements to be consistent with 1995 presentation.

Nature of operations: The Company is a multi-national brewer and marketer of beer and other malt-based beverages. The vast majority of the Company's volume is sold in the United States to independent wholesalers. The Company's international volume, which is sold in over 30 countries, is produced, marketed and distributed under varying business arrangements including export, direct-investment, joint ventures and licensing.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories.

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $42.2 million and $41.7 million at December 31, 1995 and December 25, 1994, respectively. During 1995 and 1994, total inventory costs and quantities were reduced, resulting in LIFO liquidations, the effects of which were not material.

Properties: Land, buildings and equipment are capitalized at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 45 years; machinery and equipment, 3 to 20 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred (Note 2).

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

As of December 31, 1995, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations from changes in the underlying foreign exchange rate. Any variation in the exchange rate that would accrue to the contract would be directly offset by an equal change in the related obligation. Therefore, after the contract entrance date, variation in the exchange rate would have had no additional impact on the Company. The Company's hedging activities are minimal and hard currency exposures are not material.

Concentration of credit risk: The majority of the accounts receivable balances as of December 31, 1995, and December 25, 1994, were from malt beverage distributors. The Company secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximate their carrying value. The Company's 1995 investment in the Rocky Mountain Bottle Company was a $16.2 million noncash transaction that is not reflected as an investing activity in the Statement of Cash Flows. Income taxes paid were $15.8 million in 1995, $31.0 million in 1994 and $15.4 million in 1993.

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

Advertising: Advertising costs, included in marketing, general and administrative, are expensed when the advertising first takes place. Advertising expense was $330.4 million, $327.6 million and $272.5 million for the years ended December 31, 1995, December 25, 1994 and December 26, 1993, respectively. The Company had $8.9 million and $5.0 million of prepaid advertising production costs reported as assets at December 31, 1995 and December 25, 1994, respectively.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting standards: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements. As allowed by Statement No. 123, the Company will continue to apply the accounting provisions of APB Opinion 25; accordingly the adoption of Statement No. 123 will have no effect on future reported net income or earnings per share.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

                                                            As of
                                              December 31,         December 25,
                                                     1995                 1994
                                                        (In thousands)
Land and improvements                          $   98,404           $   96,995

Buildings                                         470,677              454,679

Machinery and equipment                         1,436,254            1,488,060

Natural resource properties                        10,954               16,125

Construction in progress                           90,593               87,185
                                                ---------            ---------
                                                2,106,882            2,143,044
Less accumulated depreciation, depletion
  and amortization                              1,219,473            1,220,836
                                                ---------            ---------
Net Properties                                 $  887,409           $  922,208
                                                =========            =========


Interest capitalized, expensed and paid was as follows:

                                                For the years ended
                                     December 31,   December 25,   December 26,
                                            1995           1994           1993
                                                   (In thousands)
Interest costs                           $18,433        $17,761        $20,580

Interest capitalized                      (6,570)        (6,300)        (4,800)
                                         -------       --------       --------
Interest expensed                        $11,863        $11,461        $15,780
                                         =======       ========       ========
Interest paid                            $16,613        $21,169        $20,172
                                         =======       ========       ========


NOTE 3:

Leases

The Company leases certain office facilities and operating equipment under cancellable and noncancellable agreements accounted for as operating leases.
At December 31, 1995, the minimum aggregate rental commitment under all noncancellable leases was (in thousands): 1996, $7,866; 1997, $5,515; 1998, $4,116; 1999, $3,310; 2000, $2,948; and $15,210 for years thereafter. Total rent expense was (in thousands) $10,376, $11,231 and $15,006 for the years ended December 31, 1995, December 25, 1994 and December 26, 1993, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:

                                                    As of
                                December 31, 1995          December 25, 1994
                               Carrying      Fair         Carrying      Fair
                                 Value     Value(a)         Value     Value(a)
                                              (in thousands)
Medium-Term Notes              $126,000    $134,000       $170,000    $182,000
Senior Notes                    100,000     106,000             --          --
Industrial Development Bonds      5,000       4,000          5,000       4,000
                                -------     -------        -------     -------
TOTAL                           231,000     244,000        175,000     186,000

Less Current Portion             36,000      37,000         44,000      43,000
                                -------     -------        -------     -------
                               $195,000    $207,000       $131,000    $143,000
                                =======     =======        =======     =======

(a) Fair values were determined using discounted cash flows at current interest rates.

As of December 31, 1995, the Company had outstanding $126 million of unsecured medium-term notes. Interest is due semi-annually in April and October at fixed interest rates ranging from 8.63% to 9.15% per annum. Aggregate annual maturities for the notes issued are $36 million in 1996, $19 million in 1997, $31 million in 1998 and $40 million in 1999.

On July 14, 1995, the Company completed a $100 million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semi-annually in January and July.
The Notes are payable as follows: $80 million in 2002 and $20 million in 2005.

The Company is obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September and December.
The weighted average interest rate during 1995 was 4.1%.

The Company has an unsecured committed credit arrangement totalling $144 million, and as of December 31, 1995, all $144 million was available. This line of credit has a three-year term through December 12, 1998, and is subject to the Company maintaining certain financial ratios. Fees paid under this line of credit include a facilities fee on the total amount of the committed credit and a commitment fee which is based on the undrawn portion of the line of credit. The only restriction for withdrawal is that the Company meet specific covenant criteria. The Company was in compliance with the covenants for all years presented. As of December 31, 1995, the Company also had approximately $100 million of uncommitted credit arrangements available, of which none was outstanding. The Company pays no commitment fees for these uncommitted arrangements, which are on a funds-available basis. Interest rates are negotiated at the time of borrowing.

NOTE 5:

Income Taxes

The provision (benefit) for income taxes was as follows:

                                             For the years ended
                                   December 31,   December 25,   December 26,
                                          1995           1994           1993
                                                 (In thousands)
Current:
  Federal                           $  24,275      $  19,875      $  14,479
  State and Foreign                     2,215          6,154          2,471
                                     --------       --------       --------
Total current tax expense              26,490         26,029         16,950
                                     --------       --------       --------
Deferred:
  Federal                               6,062         16,804        (27,890)
  State and Foreign                    (2,452)         3,267         (3,960)
                                     --------       --------       --------
Total deferred tax expense (benefit)    3,610         20,071        (31,850)
                                     --------       --------       --------
Total income tax expense (benefit)  $  30,100      $  46,100      $ (14,900)
                                     ========       ========       ========

Income taxes as reflected in the Consolidated Statement of Income differ from the amounts computed by applying the statutory federal corporate tax rate to income as follows:

                                             For the years ended
                                   December 31,   December 25,    December 26,
                                          1995           1994            1993
Expected tax rate                       35.0%          35.0%         (35.0%)
State income taxes
  (net of federal income
   tax benefit)                          4.7            5.1           (1.7)
Revaluation of deferred income tax
  liability                               --            0.8            4.4
Effect of foreign investments             .6           (0.2)           2.6
Non-deductible expenses and losses        .8            1.3            2.7
Other - net                               --            2.2            0.8
                                        ----           ----           ----
  Effective tax rate                    41.1%          44.2%         (26.2%)
                                        ====           ====           ====

The deferred tax assets (liabilities) are composed of the following:

                                                        As of
                                            December 31,      December 25,
                                                   1995              1994
                                                    (In thousands)
Tax in excess of book
  depreciation and amortization               $(121,260)       $(126,090)

(Gain) loss on sale or write-down of              3,453           (2,954)
  assets

Deferred compensation and other
  employee related                               18,370           12,614

Change in balance sheet reserves
  and accruals                                   14,622           26,791

Environmental accruals                            2,327            6,823

Alternative minimum tax                              --            3,164

Capitalized interest                             (3,002)          (2,516)

Other employee postretirement
  benefits (Note 8)                              29,239           34,054

Deferred foreign losses                           4,779              737

Other - net                                       2,512            2,027
                                               --------         --------
   Net deferred tax liability                 $ (48,960)       $ (45,350)
                                               ========         ========

The Company has recorded a net deferred tax asset of $4.8 million reflecting the benefit of $17.5 million in loss carryforwards from some of the Company's foreign operations. The loss carryforwards expire in varying amounts in 1999 and 2000. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realizable; however, such realization could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Internal Revenue Service is currently examining the federal income tax returns for the fiscal years 1991 and 1992. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACX (See Note 12), are parties to a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution of ACX stock and responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as tax-free.

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

Under the Company's stock option plans, officers and other key employees may be granted options which allow for the purchase of shares of the Company's Class
B common stock. The option price on outstanding options is equal to the fair market value of the stock at the date of grant. The 1983 non-qualified
Adolph Coors Company Stock Option Plan, as amended, provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant. No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan.

The 1990 Equity Incentive Plan (1990 EI Plan) that became effective
January 1, 1990, as amended, provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant.
Prior to 1994, one-third of the stock option grant was vested in each of the three successive years after the date of grant. Effective January 1, 1994, stock options vest at 10% for each one dollar increase in fair market value of ACC stock from date of grant, with a one year holding period, or vest 100% after nine years. Once a portion has vested, it is not forfeited even if the fair market value drops. Vesting in the restricted stock awards is over a three-year period from the date of grant. The compensation cost associated with these awards is amortized to expense over the vesting period. No restricted shares have been earned or issued under the 1990 Equity Incentive Plan since 1993.

In 1991, the Company adopted an Equity Compensation Plan for Non-Employee Directors (EC Plan). The EC Plan provides for two grants of the Company's stock; the first grant is automatic and equals 20% of the Director's annual retainer and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his remaining 80% retainer in cash or restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the Director's term.

Changes in stock options are as follows:

                                                                   Price range
                                                     Shares         per share
Outstanding at December 27, 1992                   1,290,400      $10.82-$22.75

Granted                                               83,000      $16.44-$16.50

Cancelled                                            (60,100)     $13.24-$21.35

Exercised                                           (465,000)     $10.82-$18.36
- -------------------------------------------------------------------------------
Outstanding at December 26, 1993                     848,300      $13.24-$22.75

Granted                                              530,700      $16.25

Cancelled                                            (65,700)     $14.45-$18.36

Exercised                                           (126,900)     $13.24-$18.36
- -------------------------------------------------------------------------------
Outstanding at December 25, 1994                   1,186,400      $13.24-$22.75

Granted                                              600,600      $16.75

Cancelled                                            (78,400)     $15.85-$18.36

Exercised                                           (253,900)     $13.24-$18.36
- -------------------------------------------------------------------------------
Outstanding at December 31, 1995                   1,454,700      $13.24-$22.75
                                                   =========
Options exercisable at:

  December 25, 1994                                  643,700

  December 31, 1995                                  681,400
===============================================================================

In 1995, the Company adopted a supplemental compensation plan which covers substantially all Company employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSU's) or cash (at the employee's discretion). CSU's are a measurement component equal to the fair market value of the Company's Class B common stock. CSU's have a six-month holding period after which the recipient may redeem the CSU for cash, or, if the holder has 100 or more CSU's, in shares of the Company's Class B common stock. Awards under the plan in 1995 were immaterial.

Common stock reserved for options, restricted stock awards and employee awards totalled 4,424,600 shares as of December 31, 1995, and 1,866,800 shares as of December 25, 1994.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest- bearing investments and real estate. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for these plans, as well as a savings and investment (thrift) plan, was $22.7 million in 1995, $29.5 million in 1994 and $39.9 million in 1993. The decrease in 1995 pension expense versus 1994 was caused primarily by an increase in the discount rate (settlement rate) from the 1994 rate of 8.5% to the 1995 rate of 7.25%. the decrease in pension expense in 1994 versus 1993 was caused primarily by the early retirement program and plan changes in 1993 with some offset from the discount rate increase from 7.25% in 1993 to 8.5% in 1994. The 1993 service cost includes $16.5 million for the early retirement program which was included in restructuring costs (Note 9).

                                               For the years ended
                                   December 31,    December 25,    December 26,
                                          1995            1994            1993
                                                  (In thousands)
Service cost-benefits earned during
  the year                            $  9,858        $ 12,517        $ 27,089

Interest cost on projected benefit
  obligations                           29,285          28,377          24,332

Actual gain on plan assets             (69,346)           (872)        (35,329)

Net amortization and deferral           47,005         (16,351)         16,929
                                       -------         -------         -------
Net pension expense                   $ 16,802        $ 23,671        $ 33,021
                                       =======         =======         =======

The funded status of the pension plans and amounts recognized in the Consolidated Balance Sheet are as follows:

                                                             As of
                                                 December 31,     December 25,
                                                        1995             1994
                                                        (In thousands)
Actuarial present value of accumulated plan benefits,
  including vested benefits of $311,366 in 1995 and
  $264,319 in 1994                                   $341,595         $278,489
                                                      -------          -------
Projected benefit obligations for
  service rendered to date                           $423,614        $343,628

Plan assets available for benefit                     330,823         261,982
                                                      -------         -------
Plan assets less than projected benefit obligations    92,791          81,646

Unrecognized net loss                                 (62,492)        (50,211)

Prior service cost not yet recognized                 (20,897)        (23,062)

Unrecognized net asset being recognized over 15 years   7,491           9,181
                                                      -------         -------
Net accrued pension liability                        $ 16,893        $ 17,554
                                                      =======         =======

Significant assumptions used in determining the valuation of the projected benefit obligations as of the end of 1995, 1994 and 1993 were:

                                                   1995        1994       1993
Settlement rate                                    7.25%       8.50%      7.25%

Increase in compensation levels                    5.00%       5.00%      5.00%

Rate of return on plan assets                      9.75%       9.50%      9.50%


NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

This obligation was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 10.5% in 1995 to 4.5% in the year 2007. The effect of an annual 1% increase in trend rates would increase the accumulated postretirement benefit obligation by approximately $4.7 million and $8.5 million in 1995 and 1994, respectively. The effect of a 1% increase in trend rates also would have increased the ongoing annual cost by $0.7 million and $1.2 million in 1995 and 1994, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.5% at December 31, 1995, and December 25, 1994, respectively.

Net periodic postretirement benefit cost included the following:

                                                   For the years ended
                                       December 31,  December 25,  December 26,
                                              1995          1994          1993
                                                     (In thousands)
Service cost-benefits attributed to
  service during the period               $  2,281      $  3,097     $  10,163

Interest cost on accumulated post-
  retirement benefit obligation              6,426         6,698         5,311

Amortization of net loss (gain)               (560)           78          (239)
                                           -------       -------       -------
Net periodic postretirement benefit cost  $  8,147      $  9,873      $ 15,235
                                           =======        ======       =======

The 1994 decrease in plan expense resulted principally from the 1993 early retirement program. Included in the 1993 service cost is $7.7 million which was the result of the early retirement program. That 1993 expense has been included in restructuring costs (Note 9).

The status of the plan was as follows:

                                                              As of
                                                   December 31,   December 25,
                                                          1995           1994
                                                         (In thousands)
Accumulated postretirement benefit obligation:

  Retirees                                          $ 35,465       $ 32,989

  Fully eligible active plan participants             11,146         11,508

  Other active plan participants                      22,935         32,221
                                                     -------        -------
  Accumulated postretirement obligation               69,546         76,718

  Unrecognized net gain                                  975          2,999

  Unrecognized prior service cost                      2,871          7,680
                                                     -------         ------
  Accrued postretirement benefit obligation
    in the Consolidated Balance Sheet                 73,392         87,397

  Less current portion                                 3,565          3,780
                                                     -------        -------
                                                    $ 69,827       $ 83,617
                                                     =======        =======

Effective November 29, 1995, changes were made to post-retirement life insurance and medical benefits which resulted in a curtailment gain of $18.6 million and a decrease in current year expense of $0.1 million.

NOTE 9:

Special (Credits) Charges

Fourth quarter results for 1995 include a pretax net special credit of $15.2 million which is shown as a separate item in the accompanying Consolidated Statement of Income and resulted in income of $0.24 per share after tax.
The net credit is primarily the result of a gain for the curtailment of certain postretirement benefits other than pensions (see Note 8). Offsetting a portion of this curtailment gain are severance charges for limited reductions of the Company's work force.

Fourth quarter results for 1994 include a net special credit of $13.9 million and resulted in income of $0.22 per share after tax. Two nonrecurring items contributed to the net credit. First, the Company reached a settlement with a number of its insurance carriers which enabled it to recover a portion of the costs associated with the Lowry Landfill Superfund site (see Note 10). Offsetting this was an impairment reserve for the write down of certain distributor assets.

Fourth quarter results for 1993 include several special charges which aggregated $122.5 million pretax, or $1.98 per share after tax. A restructuring charge, which totaled $109.5 million, or $1.77 per share after tax, resulted from the Company's announcement in July 1993 of a restructuring program designed to reduce costs, improve operating efficiencies and increase shareholder value. The restructuring charge includes $70.2 million for voluntary severance and enhanced early retirement incentives designed to reduce the Company's white-collar work force, as well as $39.3 million for workplace redesign, asset write-downs and other expenses related to profit improvement initiatives. Substantially all of the payments for voluntary severance and enhanced early retirement incentives occurred in 1993. Of the $39.3 million, approximately $22 million related to workplace redesign and other expenses related to profit improvement initiatives, and approximately $17.3 million related to asset write-downs. Substantially all costs related to workplace redesign and other profitability improvement initiatives accrued in 1993 were paid in 1994. Other special charges unrelated to the profit improvement initiatives totalled $13.0 million for the write down of certain distributor assets and a provision for environmental enhancements.

The 1993 restructuring charge and subsequent activity are summarized as follows:

                                              Workplace    Asset
                                  Personnel   Redesign   Write-downs    Total
1993 Charges                      $ 70,240    $ 22,000    $ 17,300    $109,540

1993 Payments and writedowns        57,924       3,600      17,300      78,824
                                   -------     -------     -------     -------
  Balance as of December 26, 1993   12,316      18,400          --      30,716

1994 Payments                        3,045      16,480          --      19,525
                                   -------     -------     -------     -------
  Balance as of December 25, 1994    9,271       1,920          --      11,191

1995 Payments                        4,623       1,920          --       6,543
                                   -------     -------     -------     -------
                                     4,648          --          --       4,648
                                   =======     =======     =======     =======

The majority of the remaining personnel accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions.

NOTE 10:

Equity Investments

The Company has 50% or less owned investments in affiliates that are accounted for on the equity method. The Company's investments aggregated $42.3 million and $7.5 million at December 31, 1995 and December 25, 1994, respectively. These investment amounts are included in other assets on the Company's Consolidated Balance Sheet.

Summarized balance sheet and income statement information for the Company's equity investments are as follows:

Summarized balance sheet

                                                            As of
                                                 December 31,    December 25,
                                                        1995            1994
                                                       (In thousands)
Current assets                                   $    61,370     $    18,872
Non-current assets                                    58,011          11,186
Current liabilities                                   37,432          19,084
Non-current liabilities                                2,228           2,299

Summarized statement of operations

                                       For the years ended
                           December 31,    December 25,    December 26,
                                  1995            1994            1993
                                          (In thousands)
Net sales                  $   363,864     $    49,187     $     5,199
Gross profit                    44,890           4,032          (7,428)
Operating income (loss)         32,039          (1,383)         (8,677)
Company's equity in operating
  income (loss)                 13,687           1,112          (4,338)

In 1995, CBC and Anchor Glass Container Corporation (Anchor) entered into a ten-year, 50/50 partnership, to produce glass bottles at the CBC glass manufacturing facility for sale to CBC and outside customers. Under the agreement, CBC agreed to contribute machinery, equipment and certain personal property with an approximate net book value of $16.2 million and Anchor agreed to contribute technology and capital which would be used to modernize and expand the capacity of the plant. Also under the agreement, CBC agreed to reimburse certain annual operating costs of the facility and to purchase an annual quantity of bottles which together represent a 1996 commitment of approximately $53 million. The expenditures under this agreement in 1995 were approximately $23 million. Additionally, the companies entered into another agreement that made Anchor a long-term, preferred supplier for CBC, satisfying 100% of CBC's other glass requirements.

In 1994, CBC and American National Can Company formed a 50/50 joint venture to produce beverage cans and ends at CBC manufacturing facilities for sale to CBC and outside customers. The agreement has an initial term of seven years and can be extended two additional three-year periods. Additionally, the agreement requires CBC to purchase 100% of its can and end needs from the joint venture at contracted unit prices and to pay an annual fee for certain operating costs. The aggregate amount paid to the joint venture for cans and ends in 1995 was approximately $238 million. In 1994, the aggregate amount paid to the joint venture for ends was approximately $31 million. The estimated cost in 1996 under this agreement for cans and ends is $223 million.

NOTE 11:

Stock Activity

Common stock: Both classes of common stock have the same rights and privileges, except for voting, which is the sole right of the holder of Class A stock.

The revised Colorado Business Corporation Act, which became effective in July 1994, eliminated the concept of treasury stock for Colorado corporations. Pursuant to that revision, the 9,463,488 shares at December 31, 1995, and the 9,133,060 shares at December 25, 1994, that were previously classified as treasury shares, were restored to status of "authorized but unissued". The elimination of the treasury stock amounts in the Company's consolidated balance sheet caused a reclassification of equal amounts which reduced the balances of Class B common stock and paid-in-capital. The amounts for Class B common stock were reduced by a stated value of $0.24 per share or, $2.3 million and $2.2 million at December 31, 1995 and December 25, 1994, respectively. Similarly, the amounts for paid-in-capital were reduced by $26.6 million and $17.3 million at December 31, 1995 and December 25, 1994, respectively.

Activity in the Company's Class A and Class B common stock for each of the three years ended December 31, 1995, December 25, 1994 and December 26, 1993 is summarized below:

                                                Common Stock
                                           Class A        Class B
Balance at December 27, 1992              1,260,000      36,466,519

Shares issued under stock plans                  --         472,702
                                          ---------      ----------
Balance at December 26, 1993              1,260,000      36,939,221

Shares issued under stock plans                  --         127,719
                                          ---------      ----------
Balance at December 25, 1994              1,260,000      37,066,940

Shares issued under stock plans                  --         248,778

Purchase of stock                                --        (579,206)
                                          ---------      ----------
Balance at December 31, 1995              1,260,000      36,736,512
                                          =========      ==========

At December 31, 1995, December 25, 1994 and December 26, 1993, 25,000,000
shares of $1.00 par value preferred stock were authorized but unissued.

NOTE 12:

Commitments and Contingencies

It is the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation and general liability contract deductibles.

In 1995, a subsidiary of CBC, Coors Energy Company (CEC), sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a ten-year agreement to purchase 100% of the coal requirements from Bowie. The coal is then sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In September 1995, CBC concluded the sale of its power plant and support facilities to Trigen. In conjunction with this sale, CBC agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities. CBC's financial commitment under this agreement is divided between a fixed, non-cancellable cost of approximately $15.7 million for 1996, which increases annually for inflation, and a variable cost which is generally based on CBC's electricity and steam use. The 25-year agreement also provides for a significant investment by Trigen to upgrade the facilities.

At the end of 1992, the Company distributed to its shareholders the common stock of ACX Technologies, Inc. ("ACX" or "ACX Technologies"). ACX was formed in late 1992 to own the ceramics, aluminum, packaging and technology-based development businesses which were then owned by ACC. Joseph Coors and William
K. Coors are both directors of ACC and ACX and serve as trustees of one or more family trusts that collectively own all of the voting stock of ACC and a majority of the common stock of ACX. ACC and ACX, or their subsidiaries, have certain business relationships and have engaged in certain relationships with one another as described below.

CBC is a limited partner in a limited partnership with an ACX subsidiary as general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Each partner is obligated to make additional contributions of up to $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

In 1992, CBC entered into market-based, long-term supply contracts with certain ACX subsidiaries to provide packaging, aluminum and starch products to CBC. Under the packaging supply agreement, CBC agreed to purchase from an ACX subsidiary substantially all of CBC's paper packaging requirements through 1997. Under the aluminum supply agreement, which was cancelled effective at the end of 1995, CBC agreed to purchase from an ACX subsidiary all of CBC's requirements for aluminum end stock and a substantial amount of CBC's tab stock needs, as well as substantial amounts of can body stock. Since late
1994, American National Can Company (ANC) has acted as the purchasing agent for the CBC/ANC end and can joint venture (Note 10). ANC has ordered tab stock from the ACX subsidiary for use by CBC in 1996. CBC also expects to receive limited quantities of can body stock in 1996 from the ACX subsidiary through purchases by ANC. Commitments for aluminum purchases beyond 1996 have not yet been determined. Under the starch supply agreement, CBC agreed to purchase from an ACX subsidiary 100 million pounds of refined corn starch annually through 1997. Total purchases by CBC under these supply agreements in 1995 were approximately $240 million. Purchases by CBC in 1996 under the packaging and starch supply agreements together with the aluminum purchase orders currently in place, are estimated to total approximately $145 million.

In 1992, ACC and CBC (as well as two former affiliates that are now subsidiaries of ACX) were sued by TransRim Enterprises (USA) Ltd. in Federal District Court for the District of Colorado. TransRim alleged that the defendants misused confidential information and breached an implied contract to proceed with a joint venture project to build and operate a paper board mill. TransRim initially claimed damages totalling $159 million based on a number of theories, some of which were removed from the case by the judge granting the defendants'motion for the partial summary judgement. Trial by a jury was held in April, 1994, and the jury returned a verdict in favor of all defendants to all claims. TransRim filed an appeal to the U.S. Court of Appeals, 10th Judicial Circuit, which upheld the verdict in a decision rendered April 7, 1995. TransRim's petition to have the 10th
Circuit rehear the appeal was denied.

In 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. The cash surrender value under these policies is approximately $7.8 million. Policyholders have been notified that all claims, benefits and annuity payments will continue to be paid in full; however, at this time policyholders are able to only partially redeem their policies for cash.

In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multi-year signage and advertising package. This commitment, totalling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The recognition of liability under the multi-year signage and advertising package began in 1995 with the opening of Coors Field.

In 1991, the City and County of Denver, Waste Management of Colorado, Inc.
and Chemical Waste Management, Inc. brought litigation in U.S. District
Court against the Company and 37 other Potentially Responsible Parties
(PRP) to determine the allocation of costs of Lowry site remediation.
In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. In addition, the Company agreed to pay a specified share of costs if total remediation costs are in excess of this amount. Payments representing the Company's agreed share based on the $120 million assumption were made into a trust to be applied to costs of site remediation and operating and maintenance costs. None of these payments were material to the Company's cash flow or financial position.

The City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management are expected to implement remediation of the site. The Environmental Protection Agency's projected costs to meet the announced remediation objectives and requirements are below the $120 million total assumed as a basis for the Company's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study and remediation costs. Settlements were reached during 1993 and 1994 with all defendants. As a result, in the fourth quarter of 1994, the Company recognized a special pretax credit of $18.9 million (Note 9).

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some instances, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion these suits will not result in liabilities to that would materially affect the Company's financial position or results of operations.

NOTE 13:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 1995.

During 1994 and 1995, the first and second quarters were 12 weeks and the third quarters were 16 weeks. During 1994, the fourth quarter was 12 weeks; during 1995 the fourth quarter was 13 weeks.

In the fourth quarter of 1995 and 1994, certain adjustments were made which were of a normal and recurring nature. As described in Note 9, income in the fourth quarter of 1995 was increased by a special pretax credit of $15.2 million or $0.24 per share, and income in the fourth quarter of 1994 was increased by a special pretax credit of $13.9 million or $0.22 per share.

ADOLPH COORS COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENT (UNAUDITED)

                           First      Second       Third    Fourth       Year
                                      (In thousands, except per share data)
1995
Net sales                $326,588    $399,511    $567,882  $381,398  $1,675,379

Gross profit              104,455     151,038     208,644   119,479     583,616

Net income                     92      15,180      22,627     5,279      43,178

Net income per share of
  common stock               0.00        0.40        0.59      0.14        1.13

                           First      Second       Third    Fourth       Year
                                    (In thousands, except per share data)
1994
Net sales                $318,453    $432,216    $555,581 $ 356,421  $1,662,671

Gross profit              107,201     177,579     196,902   118,200     599,882

Net income                  6,934      23,906      17,340     9,940      58,120

Net income per share of
  common stock               0.18        0.63        0.45      0.26        1.52


ITEM 9. Disagreements on Accounting and Financial Disclosure

Within the last two fiscal years there have been no changes in the Company's independent accountants or disagreements on material accounting and financial statement disclosure matters.

                               PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors.

JOSEPH COORS (Age 78) is Vice Chairman of Adolph Coors Company and has served in that capacity since 1975. He has served as a Director since 1942. He retired from day-to-day operations in December 1987. He serves as a member of the Executive Committee, the Debt Pricing Committee, and the Audit Committee.
He is also a Director of Coors Brewing Company and ACX Technologies, Inc.

PETER H. COORS (Age 49) is Vice President of Adolph Coors Company and
Chief Executive Officer and Vice Chairman of Coors Brewing Company and has served in that capacity since 1993. He has served as a Director of Adolph
Coors Company since 1973. Prior to 1993, he served as Executive Vice
President of Adolph Coors Company and Chairman of the Brewing Group. In December 1993, he was named interim treasurer. He is also a member of the Board of Directors of Coors Brewing Company. He serves as a member of the Debt Pricing Committee and the Executive Committee. In his career at Coors
Brewing Company, he has served in a number of different positions, including Divisional President of Sales Marketing and Administration and Secretary (1982-1985), Senior Vice President, Sales and Marketing (1978-1982), Vice President (1976-1978), and Assistant Secretary and Assistant Treasurer (1974-1976).

WILLIAM K. COORS (Age 79) is Chairman of the Board and President of Adolph Coors Company and has served in such capacities since 1970 and 1989, respectively. He has served as a Director since 1940. He serves as Chairman of the Debt Pricing Committee and the Executive Committee. He is also a director and Chairman of the Board of Coors Brewing Company and ACX Technologies, Inc.

J. BRUCE LLEWELLYN (Age 68) has served as a Director and member of the Audit Committee since 1989. In 1993, he was named chairman of the Audit Committee. He also serves on the Compensation Committee. He is a member of the Board of Directors of Coors Brewing Company. He is an attorney and involved in the management of several businesses in which he is an investor. He is presently the Chairman of the Board and Chief Executive Officer of Philadelphia Coca Cola Bottling, Inc. He is also a Director of Chemical Bank, Essence Communications, Inc., and the Black Shopping Network, Inc.

LUIS G. NOGALES (Age 52) has served as a Director since 1989. He became a member of the Audit Committee in 1992. He has served as a member of the Compensation Committee since 1989 and was named chairman in May 1994. He is a member of the Board of Directors of Coors Brewing Company. He is chairman and chief executive officer of Embarcadero Media, Inc., a media (radio) acquisition company in Los Angeles. In the past he was president of Nogales Partners (1989 to 1993), a media acquisition firm, general partner of Nogales Castro Partners (1989-1990), President of Univision, the nation's largest Spanish language television network (1986-1988), and Chairman and Chief Executive Officer of United Press International (1983-
1986). From 1981-1983 he served as Senior Vice President of Fleishman-Hillard, Inc. He is also a Director of Southern California Edison Company, SCEcorp, and Kaufman and Broad.

WAYNE R. SANDERS (Age 48) joined the Company as a Director in February of 1995,and serves on the Compensation Committee. He is chairman of the board and chief executive officer of Kimberly Clark (K-C) Corporation in Dallas.
Sanders joined K-C in 1975 as a Senior Financial Analyst. For the past
20 years, he has served in a number of positions with K-C. He was named to his current position in 1992. Prior to that, he served as president and chief executive officer (1991); president, World Consumer, Nonwovens and Service and Industrial Operations (1990). He was elected to K-C's board of directors in August 1989.

The Company is currently searching for one additional independent director.

(b)  Executive Officers.

Of the above directors, Peter H. Coors and William K. Coors are executive officers of Adolph Coors Company. The following also were executive officers of Adolph Coors Company (as defined by SEC rules) at March 1, 1996:

ALVIN C. BABB (Age 63) is Senior Vice President of Operations and Technology for CBC and has served in that capacity since 1983. Prior to that, he served as Group Vice President of Brewery Operations (1982-1983), Senior Vice
President of Brewery Operations (1981-1982) and Senior Vice President of
Plant Operations (1978-1981). He has been with CBC for more than 40 years.
He is a member of the Master Brewing Association of America.

CARL L. BARNHILL (Age 47) joined CBC in May of 1994 as Senior Vice President of Sales. Barnhill brings more than 20 years of marketing experience with consumer goods companies. Most recently, he was Vice President of Selling Systems Development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay in various upper-level sales and marketing positions.

ROBERT W. EHRET (Age 51) joined CBC in May of 1994 as Senior Vice President, Human Resources. Prior to joining CBC, Ehret served as Senior Vice President of Human Resources for A.C. Nielsen. From 1983 to 1989, Ehret worked for PepsiCo Inc. as Director of Employee Relations and Personnel Director for two of PepsiCo's international divisions based in Tokyo and London.
He also worked in various Human Resource capacities at Celanese Corporation.

W. LEO KIELY, III (Age 49) became President and Chief Operating Officer of CBC as of March 1, 1993. Prior to joining CBC, he served as division vice president and then division president of the Frito-Lay, Inc. subsidiary of PepsiCo in Plano, Texas. From 1989-1991, he served as senior vice president of field operations, overseeing the operations of Frito-Lay's four regional business teams. From 1984-1989, he was the vice president of sales and marketing for Frito-Lay.

ROBERT D. KLUGMAN (Age 48) was named CBC's Senior Vice President of Corporate Development in May 1994. Prior to that he was Vice President of Corporate Development in 1993. Prior to that, he was Vice President of Brand
Marketing, a position he held from 1981 - 1987, and again from 1990 - 1993. From 1987 to 1990 he was Vice President of International, Development and Marketing Services. Before joining CBC, Klugman was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

MICHAEL A. MARRANZINO (Age 48) has served as CBC's Senior Vice President and Chief International Officer since 1994. Prior to that, he served as Vice President and Director of International Marketing. He has been with
CBC since 1976, and has held positions in the sales and marketing area, including director of development, director for Coors and Coors Extra Gold brands, director of sales and marketing operations, director of field sales and director of sales operations.

M. CAROLINE TURNER (Age 46) was named Vice President and Assistant Secretary of ACC and Vice President, General Counsel and Assistant Secretary of CBC in January, 1996. Prior to that, she was Vice President and Assistant
Secretary of ACC and Vice President, Chief Legal Officer and Assistant Secretary of CBC. In the past she served as Vice President, Chief Legal Officer (1991-1992) and Director, Legal Affairs (1986-1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme
Roberts & Owen (1983-1986), an associate for Holme Roberts and Owen
(1977-1982) and a clerk in the U.S. 10th Circuit Court of Appeals (1976-
1977).

WILLIAM H. WEINTRAUB (Age 53) was named CBC's Senior Vice President of Marketing in 1994. He joined CBC as Vice President of Marketing in
July, 1993. Prior to joining CBC, he directed all marketing and advertising for Tropicana Products as Senior Vice President. From 1982 - 1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales. He also held a number of positions at Proctor & Gamble from 1967 - 1982.

TIMOTHY V. WOLF (Age 42) was named Vice President, Treasurer and Chief Financial Officer of ACC and Senior Vice President and Chief Financial Officer of CBC in February 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as Senior Vice President of Planning and Human Resources from 1993 to 1994. From 1989 to 1993, he served in several executive positions for The Walt Disney Company including Vice President, Controller and Chief Accounting Officer.

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

(d)  Family Relationships.

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Section 16 Disclosures.

All filing and disclosure requirements were met in 1995.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

                 ANNUAL COMPENSATION             LONG TERM COMPENSATION

                                                 AWARDS      PAYOUTS

NAME & PRINCIPAL YEAR SALARY  BONUS  OTHER RESTRICTED SECURTIES    LTIP    ALL
POSITION               ($)   ($)(a)  ANNUAL  STOCK    UNDERLYING  PAYOUTS OTHER
                                     COMP    ($)(b)     OPTIONS    ($)(e) COMP
                                    ($)(c)              (#)(d)           ($)(f)
William K. Coors, 1995  285,028       0       0     0        0       0  34,095
Chairman
of the Board,     1994  275,020   2,714       0     0        0       0  86,219
CEO of Adolph
Coors Company     1993  256,000   1,938       0     0        0       0  65,539

Peter H. Coors,
Vice Chairman     1995  506,248       0       0      0  29,328       0  89,976
& CEO of Coors
Brewing           1994  483,328 281,262       0      0  28,820       0   9,102
Company           1993  465,688  44,185  13,041 49,312  30,000       0   8,622

W. Leo Kiely III,
President         1995  399,376       0       0      0  23,843       0   8,458
& COO of
Coors Brewing     1994  384,400 230,858       0      0  23,655       0   5,151
Company           1993  310,000 187,251 309,121 16,500  10,000       0   6,198

Alvin C. Babb,
Senior VP,        1995  300,736       0       0      0  13,466       0  14,861
Operations
& Technology of   1994  289,552 133,214       0      0  13,364       0  13,451
Coors Brewing
Company           1993  278,800  27,333  11,538  4,931   3,000       0  15,239

Timothy V. Wolf,
Senior VP,        1995  280,000 124,000 304,130      0    13,881     0   3,900
Treasurer &
CFO of Coors      1994
Brewing Company   1993



(a) Amounts awarded under the Management Incentive Compensation Program.

(b) No restricted stock grants were made in 1995 or 1994.

    In 1993, restricted stock was granted to three of the named officers.
    The number of  grants and their values at December 31, 1995 are as follows:
    Peter H. Coors - 3,000 shares valued at $66,375; W. Leo Kiely III - 1,000 shares valued at $22,125; and Alvin C. Babb - 300 shares valued at $6,638.

    Restricted stock awards granted in 1993 have a three-year vesting period based on year of grant and expire with termination of employment. Dividends are paid to the holders of the grants during the vesting period.

(c) In 1995, Timothy V. Wolf received perquisites including moving and relocation expenses of $293,450. In 1994, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1993, W. Leo Kiely III received perquisites, including moving expenses of $299,639.

(d) See discussion under Item 11, Part II for options issued in 1995.

(e) See discussion under Item 11, Part IV for the long term incentive program.

(f) The amounts shown in this column are attributable to the officer life insurance other than group life, 401(k) plans and the excess of fair market value over option price for stock options exercised in 1995. The named executives receive officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and for some of the officers, the salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The 1995 annual benefit for each executive: William K. Coors - $34,095; Peter H. Coors - $5,566;
    W. Leo Kiely III - $3,958; Alvin C. Babb - $10,361. The Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,500 for Peter H. Coors; $4,500 for
    W. Leo Kiely III; $4,500 for Alvin C. Babb; and $3,900 for Timothy V. Wolf. Peter H. Coors exercised stock options in 1995. See discussion in
    Item 11, Part III for stock option exercises in 1995.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance based executive compensation plans for 1995.


II. OPTION/SAR GRANTS TABLE

OPTION Grants in Last Fiscal Year

                  INDIVIDUAL GRANTS                  POTENTIAL REALIZABLE VALUE
                                                AT ASSUMED RATES OF STOCK PRICE
                                                   APPRECIATION FOR OPTION TERM

                 NUMBER OF  % OF TOTAL  EXERCISE OR
                 SECURITIES  OPTIONS     BASE PRICE
                 UNDERLYING GRANTED TO  ($/SHARE)
                  OPTIONS   EMPLOYEES IN        EXPIRATION
                  GRANTED   FISCAL YEAR            DATE      5%         10%
NAME               (#)(a)
Peter H. Coors     29,328       5%      $16.75   01/03/05 $565,716 $1,191,789
W. Leo Kiely III   23,843       4%      $16.75   01/03/05 $459,915   $968,897
Alvin C. Babb      13,466       2%      $16.75   01/03/05 $259,750   $547,212
Timothy V. Wolf    13,881       2%      $16.75   01/03/05 $267,755   $564,076

(a) Grants vest one year from the date of grant and at a rate of one-tenth for each one dollar increment in fair market value (FMV) of the stock over the exercise price. For example, when the FMV reaches $17.75, 10% of the grant is vested; when it reaches $18.75, 20% is vested; etc. FMV is calculated by
averaging the high and low stock price for each day.   Once a portion has
vested, it is not forfeited even if the FMV drops. If not sooner, the grant is 100% vested after 9 years. At December 31, 1995, the 1995 grants were 0 % vested because of the one year vesting requirement. The 1995 grants were 60% vested on January 3, 1996.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Value

                          NUMBER OF SECURITIES UNDERLYING  VALUE OF UNEXERCISED
               SHARES           UNEXERCISED OPTIONS            IN-THE-MONEY
              ACQUIRED   VALUE      AT FY-END (#)         OPTIONS AT FY-END ($)
                 ON     REALIZED
 NAME         EXERCISE   (a)($)     Exercis Unexercis        Exercis Unexercis-
                                      -able     -able          -able     -able
Peter H. Coors   19,846    79,910   160,126   50,856      $1,033,136  $282,239
W. Leo Kiely III      0         0    20,858   36,640         120,876   202,504
Alvin C. Babb         0         0    29,997   19,813         190,228   109,477
Timothy V. Wolf       0         0         0   13,881               0    74,615

(a) Values stated are the bargain element recognized in 1995, which is the difference between the option price and the market price at the time of exercise.

IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE

                                       POTENTIAL FUTURE PAYOUTS UNDER NON-STOCK
                                                      PRICE-BASED PLANS
     NAME         NUMBER OF     PERFORMANCE OR
                SHARES, UNITS   OTHER PERIOD UNTIL
               OR OTHER RIGHTS  MATURATION OR  THRESHOLD   TARGET  MAXIMUM
                      (#)           PAYOUT      ($ or #)   ($ or #) ($ or #)
Peter H. Coors    150% of 1-1-94  1994 - 1996    8,646*    129,691*  259,382*
                 salary at target
W. Leo Kiely III  140% of 1-1-94  1994 - 1996    7,097*     99,353*  198,706*
                 salary at target
Alvin C. Babb     100% of 1-1-94  1994 - 1996  $28,956**  $289,552**$579,104**
                 salary at target
Timothy V. Wolf   100% of 2-7-95  1994 - 1996    3,418***   34,184*** 68,367***
                 salary at target      (prorated)

*   Number of options to be granted at $16.25.
**  Award of 1/2 restricted shares and 1/2 cash.
*** Number of options to be granted at $16.4375.

Under the Long-Term Incentive Plan (LTIP), payout targets are dependent on cumulative Return on Invested Capital (ROIC), which is defined as earnings before interest expense and after tax, divided by debt plus equity. The
LTIP cycle is three years, with any payout at the beginning of the fourth year. Under the first cycle, the earliest potential payout is for 1994-1996. Participants elect the form of payout from three options. The first option is to receive one-half of the payout in cash, one-half in shares of restricted stock. Restricted shares will be fully vested, but will be restricted from sale for a period of five years. The second option allows the participant to use the cash portion of payout to purchase discounted shares of stock (based on 75% of the fair market value of the stock at the time of payout.) Shares purchased under this option are fully vested, but cannot be sold for a period of three years. The third option allows the participant to elect a percentage (a multiple of 10, but not more than 100) of the total award amount to be received in the form of stock options; the number of options to be three times the total award amount divided by the fair market value of the stock at the time the participant enters the LTIP.
The options will be fully vested and have a ten-year term. The remainder of the award, if the percentage elected is less than 100%, will be awarded one-half in cash, one-half in restricted shares of stock. All shares will receive dividends during the restriction period.

V. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

AVERAGE ANNUAL
COMPENSATION        YEARS OF SERVICE
                 10      20       30       40
$  125,000  $  21,875 $ 43,750 $ 65,625 $ 71,875
   150,000     26,250   52,500   78,750   86,250
   175,000*    30,625   61,250   91,875  100,625
   200,000*    35,000   70,000  105,000  115,000
   225,000*    39,375   78,750  118,125  129,375*
   250,000*    43,750   87,500  131,250* 143,750*
   275,000*    48,125   96,250  144,375* 158,125*
   300,000*    52,500  105,000  157,500* 172,500*
   325,000*    56,875  113,750  170,625* 186,875*
   350,000*    61,250  122,500* 183,750* 201,250*
   375,000*    65,625  131,250* 196,875* 215,625*
   400,000*    70,000  140,000* 210,000* 230,000*
   425,000*    74,375  148,750* 223,125* 244,375*
   450,000*    78,750  157,500* 236,250* 258,750*
   475,000*    83,125  166,250* 249,375* 273,125*
   500,000*    87,500  175,000* 262,500* 287,500*

*Maximum permissible benefit under ERISA from the qualified retirement income plan for 1995 was $120,000 and annual compensation in excess of $150,000 is not considered for benefits under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the qualified and non qualified retirement plans and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors - $257,016 and 56 years; Peter H. Coors - $470,088 and 24 years; and Alvin C. Babb - $289,696 and 42 years;
W. Leo Kiely III - $386,493 and 2 years; Timothy V. Wolf - $312,538 and 1 year.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1995, in which the ratio of plan contributions to total compensation covered by the plan was approximately 6.3%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last ten) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if (1) the employee is at least age 62 when payments commence or
(2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actually accrued under the pension formula is in the form of a straight life annuity.

In addition to the annual benefit from the qualified Retirement Plan, two of the named executives are covered by salary continuation agreements. These agreements provide for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. If the officer should die after age 55, the surviving spouse receives the remaining amount in a lump sum. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1995 eligible salary amounts as representative of the last annual base salary, the estimated annual benefit upon normal retirement for these officers would be: Peter H. Coors - $147,400 and Alvin C. Babb - $90,200.

Compensation of Directors

The Company adopted the Equity Compensation Plan for Non-Employee Directors
(EC Plan) effective May 16, 1991. The EC Plan provides for two grants of Adolph Coors Company's Class B (non-voting) common stock to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved 50,000 shares of stock to be issued under the EC Plan. The NE directors' annual retainer is $32,000.

In 1995, the NE members of the Board of Directors were paid 50% of the $32,000 annual retainer for the 1994-1995 term and 50% of the $32,000 annual retainer for the 1995-1996 term as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending Board of Directors or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation and secretarial support from CBC.

Employment Contracts and Termination of Employment Arrangements

CBC has no agreements with executives or employees providing employment for a set period.

Timothy V. Wolf, Senior Vice-President and Chief Financial Officer has an agreement providing a guaranteed bonus of 40% of his base salary in 1995. If he is terminated without cause within the first two years, he would receive
18 months of his total current annual salary (base plus bonus).

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

Under the Equity Incentive Plan, if there is a change in ownership of the Company and the Company is not the surviving corporation, the new corporation may either continue the plan with equivalent stock or fully vest the existing options, specify a number of days for the options to be exercised and terminate the options if they are not exercised.

                   Total Shareholder Returns - Dividends Reinvested

                                               Annual Return Percentage
                                                 For the Year Ended

Company/Index                          1991     1992**   1993     1994     1995
Adolph Coors-Class B                   4.92    19.24     1.28     5.90    35.89
S&P 500 Index                         30.47     7.62    10.08     1.32    37.58
Beverages (alcoholic)                 37.26    (4.79)   (5.19)    9.93    27.80

                                              Indexed Returns*
                                             For the Year Ended
Company/Index                1990    1991     1992 **  1993     1994     1995
Adolph Coors-Class B         100   104.92   125.11   126.71   134.19   182.35
S&P 500 Index                100   130.47   140.41   154.56   156.60   215.45
Beverages (alcoholic)        100   137.26   130.69   123.90   136.21   174.08

*Assumes that the value of the investment in ACC Common Stock and each index was $100 on December 30, 1990 and that all dividends were reinvested.

**Results for 1992 includes $7.92 for the spin-off occurring in December 1992.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for CBC. This report represents the Company's compensation philosophy for fiscal year 1995. J. Bruce Llewellyn, Luis G. Nogales and Wayne R. Sanders served on the Compensation Committee in 1995.

Overview of Compensation Strategy for Executives

Under the supervision of the three member 1995 Compensation Committee of the Board of Directors, the Company continued to support the philosophy that compensation policies, plans and programs developed must enhance the profitability of the Company by linking financial incentives of senior
CBC management with the Company's financial performance. Base salary philosophy remained the same and all incentive programs continued to focus on increasing shareholder value and profitability.

Annual base salaries were set at median levels found in the external market. The Company relied on incentive compensation plans to reward officers for superior corporate and business unit performance. A more aggressive posture for base salaries for senior officers who have accountability for major functions was continued. Incentive compensation strategies were tied to Company performance and shareholder return to encourage a greater return on invested capital and to increase share price.

The Compensation Committee's compensation strategy for CBC's CEO and other executive officers consisted of:

- -targeting base salary to the 50th percentile of relevant, broadly-defined external markets;

- -providing a Company-wide annual profit sharing program under which all eligible employees share profits based on an equal percentage of payout;

- -providing an annual cash incentive award targeted at the 75th percentile of the same external markets;

- -providing annual stock grants designed to increase shareholder return;

- -developing a long-term incentive plan designed to increase return on invested capital.

Relationship of Performance to Specific Elements of the Compensation Strategy

Following are brief descriptions that outline details and performance measures of each component of the 1995 executive compensation strategy.

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

Annual Profit Sharing Program

All full time and part time employees of the Company are eligible for a payout based on annual pre-tax profit goals being met. Payouts to all employees are based on an equal percentage of their 1995 eligible earnings. Performance targets for 1995 were not met and no payout was made.

Annual Cash Incentive Award

In 1995, the annual Management Incentive Compensation Program (MIC) continued with the intent to drive both Company profitability and individual performance. Executive officers and other key management personnel were measured based on pre-tax profit and written individual performance plans tied to Company objectives. Payout may only occur after profit objectives are realized. The Compensation Committee approved annual pre-tax profit objectives as well as minimum and maximum payout levels within the program. Annual MIC targets were not met and no payouts were made.

In 1995, the Senior Vice President, Treasurer and Chief Financial Officer, as part of his agreement with CBC, earned a cash incentive award based on a percentage of his 1995 base salary.

Annual Stock Option Grants

In 1995, the Committee approved granting of stock options to the executive officers and to other key management personnel. Options were granted as a percentage of base salary and based on the individual's level in the organization. Options were granted with a ten year term. Option vesting is based on a one year holding period and an increase in share value. Options vest 10% for each one dollar increase in fair market value. All options vest after nine years regardless of share value increase. Options were granted through the 1990 Equity Incentive Plan (NQEI).

The NQEI Plan was administered by the Compensation Committee. That committee was composed of non-employee, independent directors. The NQEI Plan provides that options be granted at exercise prices equal to the fair market value on the date the option was granted.

Long Term Incentive Plan

In 1994, the Committee established a Long Term Incentive Plan (LTIP). Participants include all officers and selected key personnel. The plan is on a biannual basis. Each plan has a three year measurement cycle
(first plan cycle is for years 1994 through 1996). The plan measures cumulative return on invested capital. The Committee established both minimum and maximum payout levels for participants as a percentage of 1994 salary and level within the organization. New participants enter the plan on a pro rata basis based on their entry date. The plan provides for three different options regarding payout, which must be elected before the start of the plan cycle.

The first option of payout is to receive one-half of the payout in restricted shares, one-half in cash. The restricted shares have a five year restriction. The second option is to apply the cash portion of the first option to purchase shares of Company stock at a 25% discount, with a three year restriction on the purchased shares. The third option is to take all or part of the payout in the form of stock options in lieu of both restricted shares and cash in 10% increments at a three to one ratio. These options have a ten year term with no further restrictions.

CEO Compensation for 1995

The CEO's compensation for 1995 did not reflect any of the incentive elements of the Company's compensation strategy. While fully supportive of the executive compensation strategy and fully committed to the Company goal of improved profitability and an increase in shareholder value, CEO William K. Coors has elected not to participate in the incentive programs. It is Mr. Coors' belief that his compensation, although low relative to market and industry standards, is adequate to support his needs and that, given his strong commitment to corporate goals and objectives, financial incentives would not enhance his motivation to achieve superior performance. Mr. Coors received a 4.0% increase in base salary, which was the same level as all other employees of the Company.

Compensation Committee Interlocks and Insider Participation

Joseph Coors, J. Bruce Llewellyn, Luis G. Nogales and Wayne R. Sanders served on the Compensation Committee during the past fiscal year. Wayne R. Sanders replaced Joseph Coors on the Compensation Committee in May, 1995. Joseph Coors retired as the President and Chief Operating Officer of the Company in December, 1987.

Joseph Coors is a director of both ACC and ACX. He, along with William K. Coors, a Director of both ACC and ACX, are trustees of one or more family trusts that collectively own all of the voting stock of ACC and a majority of the common stock of ACX. (See Security Ownership of Certain Beneficial
Owners and Management in Item 12). In 1995, Peter H. Coors, a director and executive officer of ACC, resigned as a trustee of the trust holding the ACC voting stock. ACC and ACX, or their subsidiaries, have certain business relationships and have engaged or proposed to engage in certain transactions with one another, as described below.

In connection with the spin-off of ACX in December of 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide packaging, aluminum and starch products to CBC. Under the packaging supply agreement, CBC agreed to purchase from an ACX subsidiary all of CBC's paperboard (including composite packages and label requirements as well as a portion of CBC's requirements for can wrappers) through 1997. Under the aluminum supply agreement, which was cancelled effective at the end of 1995, CBC agreed to purchase from an ACX subsidiary all of CBC's requirements for aluminum end stock and a substantial amount of CBC's tab stock needs, as well as substantial amounts of can body stock. Since late
1994, American National Can Company (ANC), has acted as purchasing agent for the CBC/ANC end and can joint ventures. ANC has ordered tab stock from the ACX subsidiary for use by CBC in 1996. CBC also expects to receive limited quantities of can body stock in 1996 from the ACX subsidiary through purchases by ANC. Commitments for aluminum purchases beyond 1996 have not yet been determined. Under the starch supply agreement, CBC agreed to purchase from an ACX subsidiary 100 million pounds of refined corn starch annually through 1997. Total purchases by CBC under these supply agreements in 1995 were approximately $240 million. Purchases by CBC in 1996 under the packaging and starch supply agreements, together with aluminum purchase orders currently in place, are estimated to total approximately $145 million.

In 1995, CBC sold approximately $25 million of aluminum scrap from its can making operations to an ACX subsidiary pursuant to an agreement that commenced at the time of the spin-off and ended by its terms at the end of 1995. The parties have not renewed that agreement for 1996 as ANC will act in the future to sell this scrap from the joint venture operations under a competitive bid process. Also, CBC and an ACX subsidiary are parties to an agreement with a stated term through 1997 under which CBC sells brewery by-products to the ACX subsidiary for resale. Payments received by CBC under this contract were approximately $9 million in 1995; CBC estimates that payments in 1996 will be approximately $10 million.

Also in connection with the spin-off, ACC and ACX and their subsidiaries negotiated other agreements, including employee matters, environmental management, tax sharing and trademark licensing. These agreements govern certain relationships between the relevant parties as described in the Company's Report on Form 8-K dated December 27, 1992 and contained in the Information Statement mailed to ACC's shareholders at the time of the spin-off. There were also numerous transitional agreements for various services and materials entered into at the time of the spin-off that have since ended.

In addition, certain subsidiaries of ACC and ACX are parties to other miscellaneous market-based transactions, as described in this paragraph. Under certain agreements entered into at the time of the spin-off, Coors Energy has supplied natural gas to certain Colorado facilities of ACX subsidiaries; these agreements are being assigned to Trigen in conjunction with the power plant sale in September of 1995. Also in 1995, CBC provided water and waste water treatment services for an ACX ceramics facility located on property leased from CBC, CBC purchased some ceramic tooling from an ACX subsidiary for use on CBC lines, CBC served as aggregator for long distance telephone services for itself and certain ACX subsidiaries, and CBC received real estate management and other services from the ACX real estate brokerage subsidiary. CBC does not expect to continue to serve as the aggregator of long distance services for ACX Companies after the fall of 1996 when the long distance carrier contract comes up for renewal. During 1995, CBC received approximately $800,000 in the aggregate and paid approximately $400,000 in the aggregate under the agreements and transactions described in this paragraph. CBC estimates that it will receive and pay substantially similar amounts in 1996 for continuing services and activities pursuant to these agreements.

CBC is a limited partner in a limited partnership in which an ACX subsidiary is the general partner. The partnership, which was formed at the time of the spin-off, owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Distributions of $1 million were made to both partners in 1995. CBC also received a special property distribution of approximately $130,000 in 1995. Each partner is obligated to make additional cash contributions of $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC receives or recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of five percent of any class of voting securities, as of March 14, 1996:

                       Name and
                      Address of              Amount and Nature
  Title of            Beneficial               of Beneficial            Percent
   Class                Owner                     Ownership            of Class
  Class A          Adolph Coors, Jr.          1,260,000 shares for        100%
  Common           Trust, Golden              benefit of William K.
  Stock            Colorado, William K.       Coors, Joseph Coors
  (voting)         Coors, Joseph Coors,       and May Coors Tooker
                   Joseph Coors, Jr.,         and their lineal
                   Jeffrey H. Coors and       descendants living
                   May Coors Tooker,          at distribution
                   Trustees

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b) (1) following.

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors, and all executive officers and directors as a group, as of March 14, 1996:

                                                 Exercisable
                                                  Options/
                                                 Restricted
                                     Shares        Stocks
Title of    Name of               Beneficially     Awards               Percent
Class      Beneficial Owner           Owned          (2)        Total  of Class
Class B      Joseph Coors              1,472 (1)      372       1,844 (1)   (1)
Common       Peter H. Coors           49,446 (1)  190,604     240,050 (1)   (1)
Stock        William K. Coors        390,807 (1)              390,807 (1)   (1)
(non-        J. Bruce Llewellyn        4,195        1,002       5,197
voting)      Luis G. Nogales           1,139          372       1,511
             Wayne R. Sanders          2,000        1,632       3,632
             Alvin C. Babb               400       40,412      40,812
             W. Leo Kiely III         10,000       38,528      48,528
             Timothy V. Wolf           1,250        8,328       9,578

             All Executive
             Officers and
             Directors as a
             Group (15 persons)   18,279,400      412,218 18,691,618       51%

(1) William K. Coors and Peter H. Coors are two of the trustees of the Adolph Coors Foundation, which owns 732,413 shares of Class B Common Stock. William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees, and beneficiaries or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,737,111 shares of Class B common stock. These individuals, and others, are trustees of four other trusts owning 347,100 shares of Class B common stock. In certain of these trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 51% of the total number of shares of such class outstanding.

(2) This represents exercisable options to purchase shares under the Company's 1983 Non-Qualified Stock Option Plan and 1990 Equity Incentive Plan (as amended in 1995) that could be exercised as of March 14, 1996. In addition, it reflects restricted stock awards granted under the 1990 Equity Incentive Plan. Vesting in the restricted stock is over a three year period from date of grant for employee/ officers and at the end of the term for outside directors. In the event of a change in control of the Company, all vesting restrictions on the restricted stock awards would be lifted.

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

(c)  Indebtedness of Management

Loans are made available to employees in connection with the exercise of stock options granted under the 1983 Non-Qualified Stock Option Plan. No such loans were made or outstanding in 1995.

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

SCHEDULE II

                                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS


                             Additions
                 Balance at  charged to                           Balance
                 beginning   costs and    Other                     at
                   of year   expenses   additions  Deductions   end of year
                                       (In thousands)
Allowance for doubtful
receivables (deducted
from accounts receivable)

Year Ended
December 26, 1993    $ 12   $   493    $   -- (a)    ($  96) (b)    $409

December 25, 1994   $ 409   $    --    $   -- (a)    ($ 385) (b)    $ 24

December 31, 1995   $  24   $   198    $   -- (a)    ($ 192) (b)    $ 30

Allowance for obsolete inventories

Year Ended

December 31, 1995    $  0  $ 1,000     $   --        ($  --)     $1,000

(a) Collections of accounts previously written off and additions through acquisition of businesses.
(b)  Write off of uncollectible accounts.

(3)  Exhibits:

Exhibit  3.1  Amended Articles of Incorporation. (Incorporated by reference to
Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

Exhibit 3.2 Amended By-laws. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended October 1, 1995)

Exhibit 4.1 Form of Indenture for Adolph Coors Company Senior Debt Securities. (Incorporated by reference to Exhibit 4 to Registration Statement on Form S-3 filed March 14, 1990 and amended on March 26, 1990, file No. 33-33831). Upon request, the Company agrees to provide a copy of any debt instrument as applicable under Regulation S-K, Item 601,
(b)(4)(iii).

Exhibit  10.1  Officers' Life Insurance Program. (Incorporated by reference to
Exhibit 10 to Form 10-K for the fiscal year ended December 28, 1980)

Exhibit 10.2* Officers and Directors Salary Continuation Agreement. (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 26, 1982)

Exhibit 10.3* Adolph Coors Company 1983 Non-Qualified Stock Option Plan, as amended effective February 13, 1992. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

Exhibit  10.4* Coors Brewing Company Annual Management Incentive Compensation
Plan

Exhibit 10.5* Coors Brewing Company Long-Term Incentive Plan, 1994-1996 Plan Cycle. (Incorporated by reference to Exhibit 10.5 to form 10-K for the fiscal year ended December 25, 1994)

Exhibit 10.6* Adolph Coors Company 1990 Equity Incentive Plan. Amended as of November 16, 1995.

Exhibit 10.7* Coors Brewing Company Employee Profit Sharing Program. Amended as of January 25, 1996.

Exhibit 10.8 Adolph Coors Company Non-Employee Director Compensation Deferral Plan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1989)

Exhibit 10.9 Agreement between Adolph Coors Company and a former Executive Officer and current Director. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1989)

Exhibit 10.10 Form of Coors Brewing Company Distributorship Agreement. (Introduced 1989) (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1989)

Exhibit 10.11 Adolph Coors Company Water Augmentation Plan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31,
1989)

Exhibit 10.12 Adolph Coors Company Equity Compensation Plan for Non- Employee Directors (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the fiscal quarter ended June 11, 1995)

Exhibit 10.13 Distribution Agreement dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc.
(file No. 0-20704) with the Commission on October 6, 1992, as amended.)

Exhibit 10.14* Employment Contracts and Termination of Employment Agreements for W. Leo Kiely III, Alvin C. Babb and William H. Weintraub. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 26,
1993)

Exhibit 10.15  Revolving Credit Agreement, dated as of December 12, 1994.

Exhibit 10.16* Employment Contract and Termination Agreement for Timothy V.
Wolf.

Exhibit 10.17 Adolph Coors Company Stock Unit Plan (Incorporated by reference to Registration Statement on Form S-8 filed on June 6, 1995)

Exhibit  21    Subsidiaries of the registrant.

Exhibit  23    Consent of Independent Accountants.

*Represents a management contract.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended
December 31, 1995.

(c)  Other Exhibits

No exhibits in addition to those previously filed and listed in Item 14 (a)
(2) are filed herein.

(d)  Other Financial Statement Schedules

No additional financial statement schedules are required.

Other Matters

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-2761 (filed January 17, 1986), 33-35035 (filed May 24, 1990),
33-40730 (filed May 21, 1991) and 33-59979 (filed June 6, 1995) and on
Form S-3 No. 33-33831 (filed March 14, 1990):

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

EXHIBIT 21

ADOLPH COORS COMPANY AND SUBSIDIARIES
SUBSIDIARIES OF REGISTRANT

The following table lists subsidiaries of the Registrant and the respective jurisdictions of their organization or incorporation as of December 31, 1995. All subsidiaries are included in Registrant's consolidated financial statements, with the exception of Coors Export Ltd.

                                                   State/Country of
                                                    Organization or
                    Name                             Incorporation
- ----------------------------------------------------------------------------
Coors Brewing Company                                   Colorado
   CBC International, Inc.                              Colorado
    Coors Brewing International C.V.*                   The Netherlands
     Coors Brewing Iberica, S.A.                        Spain
     Coors Services, S.A.                               Switzerland
   Coors Distributing Company                           Colorado
   Coors Energy Company                                 Colorado
    Gap Run Pipeline Company                            Colorado
   Coors Global, Inc.                                   Colorado
   Coors Intercontinental, Inc.                         Colorado
   Coors International, Inc.                            Delaware
   Coors Transportation Company                         Colorado
   The Rocky Mountain Water Company                     Colorado
   The Wannamaker Ditch Company                         Colorado
   Coors Japan Company, Ltd.                            Japan
Coors Export Ltd.**                                     Barbados, West Indies


   * Organized as a partnership for foreign purposes and as a corporation for U.S. purposes.
  ** Established as a subsidiary of Adolph Coors Company in early 1996.

EXHIBIT 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-33831) and in the Registration Statements on Form S-8 (No. 33-2761), (No. 33-35035), (No. 33-40730) and (No. 33-59979) of Adolph Coors Company of our report dated February 16, 1996 appearing on page 27 of this Form 10-K.




PRICE WATERHOUSE LLP

Denver, Colorado
March 29, 1996



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY


By  /s/ William K. Coors
- -------------------------------
       William K. Coors
       Chairman and President
       (Chief Executive Officer)



By  /s/ Timothy V. Wolf
- --------------------------------
       Timothy V. Wolf
       Vice President, Treasurer,
       Chief Financial Officer
       (Principal Financial Officer)
       (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Joseph Coors                                 By  /s/ J. Bruce Llewellyn
- -------------------------                       ---------------------------
      Joseph Coors                                         J. Bruce Llewellyn
       Vice Chairman



By  /s/ Peter H. Coors                               By  /s/ Luis G. Nogales
- ------------------------------                       ---------------------------
       Peter H. Coors                                       Luis G. Nogales
       Chief Executive Officer
       Coors Brewing Company



By  /s/ Wayne R. Sanders
- ------------------------------
       Wayne R. Sanders



March 29, 1996