Form 10-Q
period 1996-03-31
COORS ADOLPH CO
filed 1996-05-15
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                       For Quarter ended March 31, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 1996:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,751,976 shares
           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                               Thirteen weeks ended
                                             -----------------------
                                              March 31,     March 26,
                                                  1996          1995
                                             ---------     ---------
                                      (In thousands, except per share data)
SALES                                        $ 448,428     $ 429,510
Less - federal and state excise taxes       (   79,699)   (   81,117)
                                             ---------     ---------
NET SALES                                      368,729       348,393
                                             ---------     ---------
Costs and expenses:
  Cost of goods sold                           260,777       236,964
  Marketing, general and administrative        108,112       107,354
  Research and project development               2,363         3,599
                                             ---------     ---------
    Total operating expenses                   371,252       347,917
                                             ---------     ---------
OPERATING INCOME (LOSS)                     (    2,523)          476

Other income (expense) - net                (    2,584)   (    2,041)
                                             ---------     ---------
Income (loss) before income taxes           (    5,107)   (    1,565)

Income tax expense (benefit)                (    2,100)   (      648)
                                             ---------     ---------
NET INCOME (LOSS)                           ($   3,007)   ($     917)
                                             =========     =========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK ($    0.08)   ($    0.02)
                                             =========     =========
Weighted average number of outstanding
  shares of common stock                        38,012        38,328
                                             =========     =========
Cash dividends declared and paid per share
  of common stock                            $   0.125     $   0.125
                                             =========     =========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                              March 31,   December 31,
                                                  1996           1995
                                           -----------    -----------
                                                 (In thousands)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $    16,245    $    32,386
  Accounts and notes receivable                118,088        116,755

  Inventories:
    Finished                                    50,633         58,486
    In process                                  28,010         28,787
    Raw materials                               26,982         37,298
    Packaging materials                         17,545         14,854
                                           -----------    -----------
  Total inventories                            123,170        139,425

  Other assets                                  68,745         73,954
                                           -----------    -----------
    Total current assets                       326,248        362,520
                                           -----------    -----------

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortization
  of $1,244,941 in 1996 and $1,219,473
  in 1995                                      876,250        887,409

OTHER ASSETS                                   138,500        136,928
                                           -----------    -----------
    TOTAL ASSETS                           $ 1,340,998    $ 1,386,857
                                           ===========    ===========

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                               March 31,     December 31,
                                                   1996             1995
                                            -----------      -----------
                                                   (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt         $    36,000      $    36,000
  Accounts payable                              125,878          132,349
  Accrued expenses and other liabilities        124,598          155,314
                                            -----------      -----------
      Total current liabilities                 286,476          323,663
                                            -----------      -----------
LONG-TERM DEBT                                  195,000          195,000

DEFERRED TAX LIABILITY                           69,190           69,916

OTHER LONG-TERM LIABILITIES                     103,307          103,262
                                            -----------      -----------
      Total liabilities                         653,973          691,841
                                            -----------      -----------
SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                    --               --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)     1,260            1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 36,753,476
    in 1996 and 36,736,512 in 1995)               8,751            8,747
                                            -----------      -----------
      Total capital stock                        10,011           10,007

  Paid-in capital                                34,003           33,719
  Retained earnings                             639,799          647,530
  Foreign currency translation adjustment         3,212            3,760
                                            -----------      -----------
      Total shareholders' equity                687,025          695,016
                                            -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 1,340,998      $ 1,386,857
                                            ===========      ===========

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the thirteen weeks ended
                                            ----------------------------
                                               March 31,        March 26,
                                                   1996             1995
                                            -----------       ----------
                                                   (In thousands)
Cash flows from operating activities:
  Net income (loss)                         ($    3,007)     ($      917)
  Adjustments to reconcile net income
   (loss) to net cash (used) provided by
   operating activities:
     Depreciation, depletion and
       amortization                              28,905           30,179
     Change in accumulated deferred
       income taxes                         (       726)           2,089
     (Gain) loss on sale or abandonment
       of properties                              1,528      (     1,959)
     Change in current assets and current
       liabilities                          (    18,437)     (    55,813)
     Change in non-current liabilities
       and other                            (     1,886)     (       975)
                                             ----------       ----------
      Net cash (used) provided by
        operating activities                      6,377      (    27,396)
                                             ----------       ----------
Cash flows from investing activities:
  Additions to properties                   (    20,459)     (    32,573)
  Proceeds from sale of properties                1,523            2,492
  Other                                           1,429      (       938)
                                             ----------       ----------
      Net cash used in investing
        activities                          (    17,507)     (    31,019)
                                             ----------       ----------
Cash flows from financing activities:
  Issuance of stock under stock plans               287               31
  Dividends paid                            (     4,751)     (     4,791)
  Short-term borrowings                              --           44,500
                                             ----------       ----------
      Net cash (used) provided by
        financing activities                (     4,464)          39,740
                                             ----------       ----------
Cash and cash equivalents:
  Net decrease in cash and cash
    equivalents                             (    15,594)     (    18,675)
  Effect of exchange rate changes on
    cash and cash equivalents                      (547)              87
  Balance at beginning of year                   32,386           27,168
                                             ----------       ----------
  Balance at end of quarter                  $   16,245       $    8,580
                                             ==========       ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Quarterly Calendar Change:
- --------------------------
In 1996, Adolph Coors Company (ACC or the Company) changed its reporting calendar to a 12-period fiscal year from the 13-period fiscal year that was used in 1995 and prior years. The 1996 fiscal year is composed of four 13-week quarters. The 1995 fiscal year, prior to restatement, was composed of a 12-week first quarter, a 12-week second quarter, a 16-week third quarter and a 13-week fourth quarter. After restatement, the first, second and third quarters of 1995 were 13-weeks and the fourth quarter of 1995 was 14-weeks. The principal reason for the change was to create fiscal quarters that are similar to a calendar year and thus more comparable to the reporting practices of other consumer-product companies. The 1995 financial information has been restated to conform with 1996 presentation. The restatement of the Consolidated Income Statements for the four individual quarters of 1995 is included as a part of this filing.

Sales and Volume:
- -----------------
The Company reported net sales of $368.7 million for the first quarter of 1996, a 5.8% increase from the same period a year earlier. ACC's principal subsidiary, Coors Brewing Company (CBC), reported malt beverage sales of 4,273,000 barrels in the first quarter of 1996, compared to 4,250,000 barrels sold in the first quarter of 1995, an increase of 0.5%. The 1996 net sales increase was primarily due to price increases which occurred in the fourth quarter of 1995 and the first quarter of 1996. Also contributing to increased net sales were lower price promotions and proportionally higher export sales, which offer greater net revenue per barrel than domestic volume.

Gross Profit:
- -------------
Gross profit decreased $3.5 million, or 3.1%, for the first quarter of 1996 compared to the first quarter of 1995. Gross profit as a percent of net sales decreased to 29.3% in the first quarter of 1996 from 32.0% a year earlier. The decline in gross profit for the first quarter of 1996 was primarily the result of an increase in cost of goods sold related to one-time costs associated with depleting and abandoning old packaging inventories and preparation of the Company's operations for the summer season. The costs of preparing for the peak summer season included costs of new brands and packages, packaging equipment overhauls and the abandonment of certain equipment in the Company's container operations. Additionally, gross profit was lower because of increases in utilities and costs of paper packaging, primarily corrugated.

Operating Income:
- -----------------
The Company reported an operating loss of $2.5 million in the first quarter of 1996 compared to operating income of $0.5 million a year earlier. The decrease in operating income was primarily the result of lower gross profit.

Marketing, general and administrative expenses increased $0.8 million over the first quarter of 1995. While total marketing expenses decreased slightly, the mix of spending reflected a shift to Original Coors and Coors Light from Zima, Artic Ice and Artic Ice Light. Selling expenses increased in the first quarter of 1996 compared to the first quarter of 1995 primarily because of increased field sales staffing, training and on-premise business development. Other general and administrative expenses for the first quarter of 1996 were substantially unchanged compared to a year earlier. Research and project development expenses decreased $1.2 million or 34% compared to the first quarter of 1995 due to a planned reduction in project development expense for facilities and equipment. First quarter 1996, expense for the research of new products, packages and other materials was unchanged from a year earlier.


Non-Operating Expenses:
- -----------------------
Net interest expense increased $0.9, or 42%, compared to the first quarter of 1995. The increase in interest expense was primarily due to a $56-million net increase in long-term debt that was the result of a $100-million private placement of Senior Notes and a $44-million scheduled principal payment on the Company's medium-term notes. Both transactions occurred in the third quarter of 1995.

Effective Tax Rate:
- -------------------
The consolidated effective tax rate for the first quarter of 1996 was 41.1% compared to 41.4% for the same period in 1995.

Net Income:
- -----------
The consolidated net loss for the first quarter of 1996 was $3.0 million ($0.08 per share) compared to $0.9 million loss ($0.02 per share) a year earlier.

Working Capital Changes:
- ------------------------
Consolidated working capital at March 31, 1996, increased $0.9 million from year-end 1995, primarily because of a $30.7 million decrease in accounts payable and accrued expenses. These decreases were largely offset by a reduction in inventories that was caused by seasonal decreases in finished goods and raw materials (primarily barley). The reductions in accounts payable and accrued expenses reflect seasonal decreases in year-end vendor payables as well as a contribution to the Company's retirement plan.

Cash (Used) Provided by Operating Activities:
- ---------------------------------------------
Net cash provided by operating activities for the first quarter of 1996 was $6.4 million compared to $27.4 million of net cash used in operating activities in 1995. The principal difference between the two time periods was the greater use of cash in the first quarter of 1995 to pay accounts payable outstanding at the end of 1994. Accounts payable were unusually high at the end of 1994 due to amounts owed to advertising agencies and the American National Can joint venture.

Cash Used in Investing Activities:
- ----------------------------------
Property additions in the first quarter of 1996 declined $12.1 million to $20.5 million compared to the same period a year ago. The decrease reflects the impact of lower 1996 annual planned capital expenditures (including contributions to the container joint ventures for capital improvements) of approximately $100 million compared with annual capital expenditures of $145.8 million in 1995.
The expected decrease for 1996 is the result of the completion of several plant capacity projects in 1995 and reflects the Company's intention to manage capital expenditures and cash more aggressively through a variety of means, including asset sales, lease financing and joint ventures. In addition to the Company's 1996 planned capital expenditures, strategic investments will be considered on a case-by-case basis.

Cash (Used) Provided by Financing Activities:
- ---------------------------------------------
The principal financing activity in the first quarter of 1996 was $4.8 million of dividends paid to shareholders. A similar amount was paid to shareholders in the first quarter of 1995. The 1995 financing activities also included $44.5 million in short-term borrowings under ACC's line of credit and were primarily used to reduce accounts payable.

Significant Events:
- -------------------
In connection with its pending legal proceedings with Molson Breweries of Canada Limited, the Company received a cash payment for past due royalties and interest totaling $5.7 million (net of $0.6 million of withholding taxes) during the first quarter of 1996. The obligation of Molson to make this payment will be a subject of the arbitration proceedings that are scheduled to begin in May 1996. The Company expects final resolution of this issue in 1996.

Outlook:
- --------
The first quarter, with historically lower volume, has not generally been a good indicator of annual results. The second and third quarters, which include the peak summer volume months, traditionally generate the greatest share of the Company's annual operating income. Therefore, as previously disclosed, the Company believes 1996 annual financial performance can improve over 1995. In order to improve its financial performance, the Company must increase premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure.

Consistent with industry pricing trends, the Company raised prices in most of its U.S. markets in the fourth quarter of 1995 and the first quarter of 1996. Although the Company continues to believe that industry prices will more closely track inflation in 1996, it cannot predict the degree to which pricing will be eroded by discounting or the impact that higher prices will have on total volume or consumers trading down to lower-margin products.

Trends early in 1996 indicate that packaging and commodities costs will be stable. Additionally, benefits are expected from 1995 cost structure improvements that included outsourcing, certain restructuring efforts, selected payroll-related changes and additional container efficiencies.

Total annual interest expense in 1996 is expected to be higher than in 1995 as a result of the $100-million private placement of Senior Notes that closed in July 1995.

Cautionary Statement:
- ---------------------
The "Outlook" section of this report contains "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause actual results to differ materially from those expressed in forward-looking statements - include, but are not limited to the following:
     -- the ability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products
     -- the potential erosion of recent price increases through discounting
     -- a potential shift in consumer preferences toward lower-priced products in response to price increases
     -- changes in the cost of aluminum, paper packaging and other raw materials
     -- an inability to reduce the Company's manufacturing and overhead cost structure to a more competitive level.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the 13 weeks ended March 31, 1996, may not be indicative of results that may be expected for the year ending December 29, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     None.

Item 5. Other Information
                  ADOLPH COORS COMPANY AND SUBSIDIARIES
                 SUMMARY OF OPERATIONS RESTATED FOR 1995


                   Thirteen    Thirteen    Thirteen    Fourteen   Fifty-three
                   Wks Ended   Wks Ended   Wks Ended   Wks Ended  Wks Ended
                  ----------  ----------  -----------  ---------  -----------
                   March 26,   June 25,     Sept 24,    Dec 31,     Dec 31,
                    1995         1995        1995         1995         1995
                   ---------  ----------   -----------  ---------- ----------
                                (In thousands, except per share data)

Barrels of malt
 beverages sold       4,250        5,542       5,540        4,980       20,312
                   ==========   =========    ==========   ========= ==========

SALES            $  429,510   $  562,550   $  559,946   $ 508,589  $2,060,595
Less: federal
 and state
 excise taxes     (  81,117)  (  105,110)  (  104,594) (   94,395) (  385,216)
                   ---------    --------      -------     -------    ---------
NET SALES           348,393      457,440      455,352     414,194   1,675,379

Costs and expenses:
 Cost of goods sold 236,964      282,964      289,095     282,740   1,091,763
 Marketing, general
   and admin        107,354      132,591      133,031     130,527     503,503
 Research and project
   development        3,599        3,653        3,802       4,331      15,385
 Special credit          --           --           --   (  15,200) (   15,200)
                  ---------    ---------    ----------   ---------   ---------
  Total operating
    expenses        347,917      419,208       425,928    402,398   1,595,451
                   --------     --------     ---------   --------   ---------
OPERATING INCOME        476       38,232        29,424     11,796      79,928

Other income
  (expense)-net   (   2,041)  (    1,340)   (    1,706)(    1,563)  (   6,650)
                    --------     --------     ---------   --------    --------
Income (loss) before
  income taxes    (   1,565)      36,892        27,718     10,233      73,278

Income tax expense
  (benefit)       (     648)      15,448        11,226      4,074      30,100
                   ---------   ---------     ---------   --------    --------
NET INCOME (LOSS) ($    917)  $   21,444    $   16,492   $  6,159  $   43,178
                    ========    ========      ========   ========   =========

NET INCOME (LOSS)
  PER SHARE OF
  COMMON STOCK    ($   0.02)  $     0.56    $     0.43   $   0.16  $     1.13
                    ========    ========      ========    =======    ========

Weighted average
 number of outstand-
 ing shares of
 common stock         38,328       38,352        38,115    37,925      38,170
                    ========     ========     =========   =======    ========
Cash dividends
 declared and paid
 per share of
 common stock      $   0.125   $    0.125   $     0.125  $  0.125  $    0.500
                     ========    =========      =======    =======    =======


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


May 14, 1996