Form 10-Q
period 1996-06-30
COORS ADOLPH CO
filed 1996-08-14
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended June 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 1996:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,798,722 shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                              Thirteen weeks ended
                                              June 30,      June 25,
                                                 1996          1995
                                      (In thousands, except per share data)
SALES                                        $614,250      $562,550
Less - beer excise taxes                    ( 111,824)     (105,110)

NET SALES                                     502,426       457,440

Costs and expenses:
  Cost of goods sold                          307,467       282,964
  Marketing, general and administrative       142,919       132,591
  Research and project development              3,277         3,653
  Special charge                                5,200            --

   Total operating expenses                   458,863       419,208

OPERATING INCOME                               43,563        38,232

Other income (expense) - net                (   2,613)       (1,340)

Income before income taxes                     40,950        36,892

Income tax expense                             17,154        15,448

NET INCOME                                   $ 23,796      $ 21,444

NET INCOME PER SHARE OF COMMON STOCK         $   0.63      $   0.56

Weighted average number of outstanding
 shares of common stock                        38,013        38,352

Cash dividends declared and paid per share
 of common stock                             $  0.125       $ 0.125

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                             Twenty-six weeks ended
                                              June 30,     June 25,
                                                 1996         1995
                                      (In thousands, except per share data)
SALES                                      $1,062,678      $ 992,060
Less - beer excise taxes                  (   191,523)    (  186,227)

NET SALES                                     871,155        805,833

Costs and expenses:
  Cost of goods sold                          568,244        519,928
  Marketing, general and administrative       251,031        239,945
  Research and project development              5,640          7,252
  Special charge                                5,200             --

   Total operating expenses                   830,115        767,125

OPERATING INCOME                               41,040         38,708

Other income (expense) - net              (     5,197)     (   3,381)

Income before income taxes                     35,843         35,327

Income tax expense                             15,054         14,800

NET INCOME                                 $   20,789       $ 20,527


NET INCOME PER SHARE OF COMMON STOCK       $     0.55       $  0.54

Weighted average number of outstanding
 shares of common stock                        38,013       38,340

Cash dividends declared and paid per share
 of common stock                           $    0.250      $ 0.250

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                   June 30,    December 31,
                                                      1996            1995
                                                        (In thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $    40,559    $    32,386
  Accounts and notes receivable                    164,811        116,755

  Inventories:
    Finished                                        53,538         58,486
    In process                                      27,986         28,787
    Raw materials                                   15,007         37,298
    Packaging materials                             12,728         14,854

  Total inventories                                109,259        139,425

  Other assets                                      69,658         73,954

      Total current assets                         384,287        362,520

PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortization
  of $1,266,157 in 1996 and $1,219,473
  in 1995                                          850,349        887,409

OTHER ASSETS                                       136,318        136,928

    TOTAL ASSETS                               $ 1,370,954     $1,386,857

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                                   June 30,   December 31,
                                                      1996           1995
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $    24,000    $    36,000
  Accounts payable                                 133,152        132,349
  Accrued expenses and other liabilities           162,690        155,314

      Total current liabilities                    319,842        323,663

LONG-TERM DEBT                                     176,000        195,000

DEFERRED TAX LIABILITY                              67,229         69,916

OTHER LONG-TERM LIABILITIES                        102,976        103,262

      Total liabilities                            666,047        691,841

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --            --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260         1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 36,753,332 in
    1996 and 36,736,512 in 1995)                     8,751         8,747

      Total capital stock                           10,011        10,007

  Paid-in capital                                   33,949        33,719
  Retained earnings                                658,818       647,530
  Foreign currency translation adjustment            2,129         3,760

      Total shareholders' equity                   704,907       695,016

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,370,954    $1,386,857

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                             For the twenty-six weeks ended
                                                 June 30,        June 25,
                                                    1996            1995
                                                      (In thousands)
Cash flows from operating activities:
  Net income                                   $  20,789       $  20,527
  Adjustments to reconcile net income
    to net cash (used) provided by
    operating activities:
      Depreciation, depletion and
       amortization                               59,387          61,173
      Change in accumulated deferred
       income taxes                           (    2,687)          1,216
      (Gain) loss on sale or abandonment
        of properties                              8,829           1,542
      Change in current assets and current
        liabilities                           (    5,979)      (  61,933)
      Change in non-current assets and
        liabilities                           (    4,584)      (   7,866)

       Net cash provided by
         operating activities                     75,755          14,659

Cash flows from investing activities:
  Additions to properties                     (   32,389)       ( 67,551)
  Proceeds from sale of properties                 1,866             514
  Other                                            4,840        (  2,493)

       Net cash used in investing
         activities                           (   25,683)       ( 69,530)

Cash flows from financing activities:
  Issuance of stock under stock plans                235           1,108
  Dividends paid                              (    9,502)       (  9,589)
  Payment of current portion of long-term debt(   31,000)       ( 29,000)
  Short-term borrowings                               --          72,900
  Other                                               --        (    138)

      Net cash (used) provided by
        financing activities                  (   40,267)         35,281

Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                           9,805        ( 19,590)
  Effect of exchange rate changes on
    cash and cash equivalents                 (    1,632)            672
  Balance at beginning of year                    32,386          27,168

  Balance at end of quarter                    $  40,559         $ 8,250

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Quarterly Calendar Change:

In 1996, Adolph Coors Company (ACC or the Company) changed its reporting calendar to a 12-period fiscal year from the 13-period fiscal year that was used in 1995 and prior years. The 1996 fiscal year is composed of four 13-week quarters. The 1995 fiscal year, prior to restatement, was composed of a 12-week first quarter, a 12-week second quarter, a 16-week third quarter and a 13-week fourth quarter. After restatement, the first, second and third quarters of 1995 were 13-weeks and the fourth quarter of 1995 was 14-weeks. The principal reason for the change was to create fiscal quarters that are similar to calendar year quarters and thus more comparable to the reporting practices of other consumer-product companies. The 1995 and 1994 financial information has been restated to conform with 1996 presentation. The restatement of the Consolidated Income Statements for the four individual quarters of 1995 was included in the Company's first quarter Form 10-Q filing. The restatement of the Consolidated Income Statements for the four individual quarters of 1994 is included as a part of this filing.

Special Charge:

In the second quarter of 1996, the Company recorded a special charge of $5.2 million related to the cost of ongoing legal proceedings with Molson Breweries of Canada Limited and affiliates and the severance component of restructuring Coors Brewing Company's (CBC) engineering and construction operations.

The operating results of the Company including and excluding the special charge are summarized below:

                             For the quarter ended   For the two quarters ended
                              June 30,     June 25,      June 30,    June 25,
                                 1996         1995          1996        1995
                                    (In thousands, except per share data)
Operating income
  As reported                 $43,563       $38,232      $41,040    $38,708
  Excluding special charge     48,763           N/A       46,240        N/A

Net income
  As reported                  23,796        21,444       20,789     20,527
  Excluding special charge     26,956           N/A       23,949        N/A

Earnings per share
  As reported                  $ 0.63         $0.56        $0.55     $0.54
  Excluding special charge     $ 0.71           N/A        $0.63       N/A

Sales and Volume:

The Company reported net sales of $502.4 million and $871.2 million for the second quarter and first half of 1996, representing 9.8% and 8.1% increases, respectively, from the comparable periods in the prior year. ACC's principal subsidiary, Coors Brewing Company, reported malt beverage sales of 5,788,000 barrels for the second quarter of 1996 compared to 5,542,000 barrels sold in the second quarter of 1995, an increase of 4.4%. Malt beverage sales for the first half of 1996 increased to 10,061,000 barrels from 9,792,000 for the same period of 1995, an increase of 2.7%. The change in sales volume for the second quarter and first half of 1996 resulted primarily from an increase in sales of Coors Light, offset in part by a decrease in sales of Zima Clearmalt. The net sales increase for the second quarter and first half of 1996 were the result of higher volume, higher malt beverage prices, lower price promotion expense and more export sales, which offer higher net revenue per barrel than domestic volume.

Gross Profit:

Gross profit increased $20.5 million, or 11.7%, for the second quarter of 1996 compared to the second quarter of 1995. Gross profit as a percentage of net sales for the second quarter of 1996 increased to 38.8% from 38.1% for the same period a year earlier. Gross profit as a percentage of net sales for the first half of 1996 declined to 34.8% from 35.5% for the first half of 1995. The increase in gross profit percent for the second quarter of 1996 was primarily the result of increased sales volume and higher prices achieved for the Company's products. These improvements were offset in part by increased costs for new packages and products and paper packaging materials.

In addition, approximately one-third of the second quarter increase in cost of goods sold resulted from abandonment of properties and in-house engineering studies associated with CBC's shift from an in-house construction and engineering organization to one that relies much more on external suppliers for these services. The decline in gross profit percent for the first half of 1996 was driven primarily by one-time costs in the first quarter associated with depleting and abandoning old packaging inventories and preparation of the Company's operations for the summer season. These preparation costs included costs of new brands and packages, packaging equipment overhauls and the abandonment of certain container operation equipment.

Operating Income:

Operating income for the second quarter of 1996, excluding the special charge, increased 27.7% to $48.8 million compared to $38.2 million for the second quarter of 1995. Operating income for the first half of 1996, excluding the second quarter special charge, increased 19.4% to $46.2 million from $38.7 million in 1995. Higher operating income for both periods was primarily the result of an increase in gross profit, offset in part by higher marketing, general and administrative expense.

Marketing, general and administrative expense in the second quarter and first half of 1996 increased $10.3 million, or 7.8%, and $11.1 million, or 4.6%, respectively. The increases for both periods were primarily the result of increased domestic and international selling expense including additional staffing, training and on-premise sales development. Additionally, advertising expense increased modestly in the second quarter of 1996 compared to a year ago, while advertising for the first half of 1996 was essentially unchanged compared to the first half of 1995. The mix of advertising spending for 1996 continues to reflect a shift to Coors Light and Original Coors and away from Zima Clearmalt and Artic Ice.

Research and project development expense declined 10.3% and 22.2% for the second quarter of 1996 and the first half of 1996, respectively, compared to the same periods in 1995. The declines were primarily the result of planned reductions in project development expense for facilities and equipment.

Non-Operating Expenses:

Other (income) expense - net increased $1.3 million and $1.8 million for the second quarter and first half of 1996, respectively, compared to the same periods of 1995. The increases are primarily the result of lower capitalized interest expense and a $56-million net increase in long-term debt. The increased debt is the result of a July 1995 $100-million private placement of Senior Notes and $44-million of scheduled principal payments on the Company's medium-term notes. These principal payments included payments of $29 million in June 1995 and $15 million in September 1995. The increased interest expense for the second quarter and the first half of 1996 was partially offset by increased interest income.

Effective Tax Rate:

The consolidated effective tax rates for the second quarter and first half of 1996 were 41.9% and 42.0% compared to 41.9% and 41.9%, respectively, for the same periods of 1995.

Net Income:

Consolidated net income for the second quarter and first half of 1996, including the special charge, was $23.8 million, or $0.63 per share, and $20.8 million, or $0.55 per share, respectively. This compares to $21.4 million, or $0.56 per share, and $20.5 million, or $0.54 per share, for the second quarter and first half of 1995, respectively. Excluding the $5.2 million pretax special charge ($3.2 million, or $0.08 per share, after tax), the Company's 1996 second quarter and year-to-date net income increased 26.2% to $27.0 million ($0.71 per share) and 16.7% to $23.9 million ($0.63 per share), respectively.

Working Capital:

Total current assets exceeded total current liabilities by $64.4 million at June 30, 1996. Working capital has increased by $25.6 million since year-end 1995. This increase is primarily due to an increase in accounts receivable of $48.1 million, a decrease in inventories of $30.2 million and an increase in other current liabilities of $7.4 million. Additionally, the current portion of long-term debt decreased by $12.0 million.

The increase in accounts receivable is attributable to seasonal
(June) sales volume increases and 1996 price increases. The decrease in inventories is seasonal due primarily to raw material usage (primarily barley) and to a lesser extent, a decline in finished goods that was caused by sales volumes that exceeded production. The increase in other current liabilities is primarily a result of an increase in tax liabilities offset by a contribution to the Company's retirement plan.

Cash Provided by Operating Activities:

Net cash provided by consolidated operating activities for the first half of 1996 was $75.8 million, up from $14.7 million provided by operating activities for the same period a year ago. This increase resulted primarily from changes relative to 1995 in accounts receivable, inventories, accounts payable balances and loss on the sale or abandonment of properties.

Accounts receivable and notes receivable increased by $48.1 million in 1996, compared to a $25.1 million increase in 1995. The increase in accounts receivable is primarily attributable to higher malt beverage volume and prices during the second quarter of 1996 than a year earlier.

Inventories declined $30.2 million in the first half of 1996 compared to a decline of $8.3 million in the first half of 1995. In general, inventory decreases are typical in the first half of the year because of raw material usage (primarily barley). In 1996, the overall inventory decline was greater than in 1995 because of an in-process inventories decrease, which was the result of sales volumes that exceeded production. In 1995, the raw materials inventory decline was partially offset by an in-process inventories increase.

Accounts payable increased by $0.8 million at the end of the second quarter 1996, compared to a decrease of $37.1 million in 1995. Accounts payable were unusually high at the end of 1994 due to amounts owed to advertising agencies and the container joint venture with American National Can Company. Cash from short-term borrowings in 1995 was primarily used to reduce accounts payable during the first half of 1995.

The 1996 loss on sale or abandonment of properties of $8.8 million represents an increase of $7.3 million over 1995. This increase primarily represents the 1996 abandonment of certain container operations equipment, various capital projects and engineering studies. The majority of these projects and studies will not be completed because of the Company's decisions to substantially reduce its engineering and construction staff and its facilities capital spending.

Cash Used in Investing Activities:

Property additions in the second quarter of 1996 declined $35.2 million to $32.4 million, compared to $67.6 million for the same period a year ago. The decrease reflects the impact of lower 1996 annual expected capital expenditures (including contributions to the container joint ventures for capital improvements) of approximately $90 million, compared with annual capital expenditures of $145.8 million in 1995. The expected decrease for 1996 is the result of the completion of several plant capacity projects in 1995 and reflects the Company's intention to manage capital expenditures and cash more aggressively through a variety of means, including asset sales, lease financing and joint ventures. In addition to the Company's 1996 planned capital expenditures, strategic investments will be considered on a case-by-case basis.

Cash (Used) Provided by Financing Activities:

The primary financing activity in the first half of 1996 was a principal payment of $31.0 million on the Company's medium-term notes. For comparison, in the first half of 1995, the Company made a principal payment of $29.0 million. In addition, the Company paid dividends of $9.5 and $9.6 million in the first half of 1996 and 1995, respectively. The 1995 financing activities also included $72.9 million in short-term borrowings under ACC's line of credit that were primarily used to reduce accounts payable.

Significant Events:

In connection with its pending legal proceedings with Molson Breweries of Canada Limited, the Company received a cash payment for past due royalties and interest totaling $5.7 million (net of $0.6 million of withholding taxes) during the first quarter of 1996. The obligation of Molson to make this payment is a subject of the arbitration proceedings that began in May 1996. The Company expects final resolution of this issue in 1996.

Outlook:

As previously discussed, the Company's new reporting calendar includes a 13-week third quarter, compared to the previous calendar, which had a 16-week third quarter. Accordingly, the 1996 third quarter sales volume and operating income will represent a smaller share of the Company's overall annual operating results, compared to the same period before the change to the new calendar. The Company's 1995 quarterly operating results have been restated to reflect this calendar change.

Pricing trends for the industry and the Company have been positive for the first half of 1996. As of the end of the second quarter, price increases had been implemented in most U.S. markets, and there had been no significant reversals of those increases or expanded price discounting activity. However, the Company cannot predict the degree to which pricing will be eroded by discounting or the impact that higher prices will have on total volume or consumers trading down to lower-margin products.

Raw material costs as a whole have been stable for the first half of 1996, and the Company expects these trends to continue for the remainder of the year. Additionally, benefits are expected from 1995 and 1996 cost structure improvements that included outsourcing, certain restructuring efforts, selected payroll-related changes and additional container operating efficiencies.

Marketing, general and administrative (MG&A) costs are expected to increase modestly in 1996 over the prior year as the result of increased support for domestic and international sales.
Advertising costs, which are the largest component of MG&A, are expected to be relatively constant compared to 1995.

As a result of the Molson legal proceedings, the Company incurred significant legal costs which were included as part of the second quarter special charge. Additional legal costs are anticipated until the proceedings are resolved, but costs for the second half of 1996 are expected to be at a somewhat lower rate than in the second quarter.

Cautionary Statement:

The "Outlook" section of this report contains "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause actual results to differ materially from those expressed in forward-looking statements - include, but are not limited to the following:

      -- the potential interruption of rail service if the current contract negotiations fail between the rail carriers and railroad unions resulting in a rail strike
      -- the ability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products
      -- the potential erosion of recent price increases through discounting
      -- a potential shift in consumer preferences toward lower-
         priced products in response to price increases
      -- changes in the cost of aluminum, paper packaging and
         other raw materials
      -- an inability to reduce the Company's manufacturing and overhead cost structure to a more competitive level

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the 26 weeks ended June 30, 1996, may not be indicative of results that may be expected for the year ending December 29, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 5.  Other Information

a)  Senior Vice President Appointment

On July 8, 1996 the Company announced the appointment of L. Don
Brown to the position of Senior Vice President of Operations and Technology. Mr. Brown will report to W. Leo Kiely, III, Coors
Brewing Company President and Chief Operating Officer.

b)  Restated 1994 Quarterly Consolidated Income Statements

              ADOLPH COORS COMPANY AND SUBSIDIARIES
             SUMMARY OF OPERATIONS RESTATED FOR 1994
               Thirteen     Thirteen     Thirteen      Thirteen     Fifty-two
             Weeks Ended  Weeks Ended  Weeks Ended   Weeks Ended   Weeks Ended
                March 27,     June 26, September 25, December 25,  December 25,
                    1994         1994          1994         1994          1994
                              (In thousands, except per share data)
Barrels of
 malt beverages
 sold              4,288        5,723         5,572        4,780        20,363

SALES        $   428,303  $   584,897  $    551,108  $   476,022   $ 2,040,330
Less: beer
 excise
 taxes      (     78,795)(    105,096)(     104,166)     (89,602) (    377,659)

NET SALES        349,508      479,801       446,942      386,420     1,662,671

Costs and expenses:
 Cost of
  goods sold     231,853      279,914       293,126      257,896     1,062,789
 Marketing,
  general and
  administrative 100,670      141,758       128,301      121,674       492,403
 Research and
   project
   development     2,380        3,699         3,387        3,799        13,265
 Special
   credit             --           --            -- (     13,949) (     13,949)

  Total operating
    expenses     334,903      425,371       424,814      369,420     1,554,508

OPERATING INCOME  14,605       54,430        22,128       17,000       108,163
Other income
  (expense)
  -net      (         96)(      2,820)(         633)(        394) (      3,943)
Income before
  income taxes    14,509       51,610        21,495       16,606       104,220
Income tax
  expense          6,286       23,573         9,640        6,601        46,100

NET INCOME   $     8,223  $    28,037  $     11,855  $    10,005   $    58,120

NET INCOME
  PER SHARE
  OF COMMON
  STOCK      $      0.22  $      0.73  $       0.31  $      0.26   $      1.52
Weighted average
 number of outstand-
 ing shares of
 common stock     38,218       38,279        38,729       37,905        38,283
Cash dividends
 declared and
 paid per share
 of common
 stock       $     0.125  $     0.125  $      0.125  $     0.125   $     0.500



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

     None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADOLPH COORS COMPANY




                                  By /s/ Timothy V. Wolf

                                  Timothy V. Wolf
                                  Vice President, Chief Financial Officer
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)


August 14, 1996