Form 10-Q
period 1996-09-29
COORS ADOLPH CO
filed 1996-11-13
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended September 29, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 7, 1996:

                     Class A Common Stock -    1,260,000 shares
                     Class B Common Stock -   36,660,104 shares

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                               Thirteen weeks ended
                                             September 29,   September 24,
                                                     1996            1995
                                         (In thousands, except per share data)
SALES                                        $    554,740    $    559,946
Less - beer excise taxes                    (     101,227)  (     104,594)

NET SALES                                         453,513         455,352

Costs and expenses:
  Cost of goods sold                              289,357         289,095
  Marketing, general and administrative           134,043         133,031
  Research and project development                  3,124           3,802
  Special (credit) charge - net             (       6,712)             --

   Total operating expenses                       419,812         425,928

OPERATING INCOME                                   33,701          29,424

Interest expense and other - net            (       1,503)  (       1,706)

Income before income taxes                         32,198          27,718

Income tax expense                                 13,523          11,226

NET INCOME                                   $     18,675    $     16,492

NET INCOME PER SHARE OF COMMON STOCK         $       0.49    $       0.43

Weighted average number of outstanding
 shares of common stock                            38,018          38,115

Cash dividends declared and paid per share
 of common stock                             $      0.125    $      0.125

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                               Thirty-nine weeks ended
                                             September 29,  September 24,
                                                     1996           1995
                                        (In thousands, except per share data)
SALES                                        $  1,617,418    $ 1,552,006
Less - beer excise taxes                    (     292,750)  (    290,821)

NET SALES                                       1,324,668      1,261,185

Costs and expenses:
  Cost of goods sold                              857,601        809,023
  Marketing, general and administrative           385,074        372,976
  Research and project development                  8,764         11,054
  Special (credit) charge - net             (       1,512)            --

   Total operating expenses                     1,249,927      1,193,053

OPERATING INCOME                                   74,741         68,132

Interest expense and other - net            (       6,700)   (     5,087)

Income before income taxes                         68,041         63,045

Income tax expense                                 28,577         26,026

NET INCOME                                   $     39,464    $    37,019


NET INCOME PER SHARE OF COMMON STOCK         $       1.04    $      0.97

Weighted average number of outstanding
 shares of common stock                            38,014         38,250

Cash dividends declared and paid per share
 of common stock                             $      0.375    $     0.375

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                            September 29,  December 31,
                                                    1996          1995
                                                     (In  thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $     68,856       $    32,386
  Accounts and notes receivable                  124,711           116,755

  Inventories:
    Finished                                      44,238            58,486
    In process                                    26,218            28,787
    Raw materials                                 35,877            37,298
    Packaging materials                           17,220            14,854

  Total inventories                              123,553           139,425

  Other assets                                    72,927            73,954

      Total current assets                       390,047           362,520


PROPERTIES, at cost, less accumulated
  depreciation, depletion and amortization
  of $1,285,950 in 1996 and $1,219,473
  in 1995                                        830,870           887,409

OTHER ASSETS                                     139,551           136,928

  TOTAL ASSETS                              $  1,360,468       $ 1,386,857

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

                                              September 29,   December 31,
                                                      1996           1995
                                                     (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt           $     19,000     $     36,000
  Accounts payable                                 118,221          132,349
  Accrued expenses and other liabilities           162,809          155,314

      Total current liabilities                    300,030          323,663

LONG-TERM DEBT                                     176,000          195,000

DEFERRED TAX LIABILITY                              67,720           69,916

OTHER LONG-TERM LIABILITIES                        100,450          103,262

  Total liabilities                                644,200          691,841

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --              --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260           1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 36,660,104 in
    1996 and 36,736,512 in 1995)                     8,729           8,747

      Total capital stock                            9,989          10,007

  Paid-in capital                                   31,246          33,719
  Retained earnings                                672,750         647,530
  Foreign currency translation adjustment            2,283           3,760
      Total shareholders' equity                   716,268         695,016

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  1,360,468     $ 1,386,857

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the thirty-nine weeks ended
                                               September 29,     September 24,
                                                       1996              1995
                                                       (In thousands)
Cash flows from operating activities:
  Net income                                   $     39,464     $     37,019
  Adjustments to reconcile net income
    to net cash (used) provided by
    operating activities:
      Depreciation, depletion and
       amortization                                  90,423           91,723
      Change in accumulated deferred
       income taxes                           (       2,196)   (       4,456)
      Loss on sale or abandonment
        of properties                                 8,145            2,800
      Change in current assets and current
        liabilities                                     509    (      82,867)
      Change in non-current assets and
        non-current liabilities               (      10,771)   (      16,513)

       Net cash provided by
         operating activities                       125,574           27,706

Cash flows from investing activities:
  Additions to properties                     (      44,377)   (      97,969)
  Proceeds from sale of properties                    3,294           23,750
  Changes in intangible assets                        4,214    (       2,198)
  Other                                               1,977              229

      Net cash used in investing
        activities                            (      34,892)   (      76,188)

Cash flows from financing activities:
  Proceeds from long-term debt                           --          100,000
  Dividends paid                              (      14,244)   (      14,324)
  Principal payment of long-term debt         (      36,000)   (      44,000)
  Issuance of stock under stock plans                   459              253
  Purchase of stock                           (       2,950)   (       9,456)
  Other                                                  --            1,384

      Net cash (used) provided by
        financing activities                  (      52,735)          33,857

Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                             37,947    (      14,625)
  Effect of exchange rate changes on
    cash and cash equivalents                 (       1,477)             347
  Balance at beginning of year                       32,386           27,168

  Balance at end of quarter                    $     68,856     $     12,890


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Quarterly Calendar Change:

In 1996, Adolph Coors Company (ACC or the Company) changed its reporting calendar to a 12-period fiscal year from the 13-period fiscal year that was used in 1995 and prior years. The 1996 fiscal year is composed of four 13-week quarters. The 1995 fiscal year, prior to restatement, was composed of a 12-week first quarter, a 12-week second quarter, a 16-week third quarter and a 13-week fourth quarter. After restatement, the first, second and third quarters of 1995 were 13-weeks and the fourth quarter of 1995 was 14-weeks. The principal reason for the change was to present fiscal quarters that are similar to calendar year quarters and therefore more comparable to the reporting practices of other consumer-product companies. The 1995 and 1994 financial information has been restated to conform to 1996 presentation.
The restatement of the Consolidated Income Statements for the four individual quarters of 1995 was included in the Company's first quarter Form 10-Q filing. The restatement of the Consolidated Income Statements for the four individual quarters of 1994 was included in the Company's second quarter Form 10-Q filing.

Special (Credit) Charge - Net:

In the third quarter of 1996, the Company recorded a net special credit of $6.7 million. Of the credit, $4.8 million was related to a payment by Molson Breweries of Canada Limited (Molson) for underpaid royalties due Coors Brewing Company (CBC), net of related legal expenses. Also included in the net special credit was a $1.9 million gain related to the continuing impact of the 1995 curtailment of certain postretirement benefits.

For the first 39 weeks of 1996, the Company recorded a net special credit of $1.5 million. This credit is the combined result of the third quarter's $6.7 million net special credit and the second quarter's special charge of $5.2 million. The second quarter charge included the ongoing cost of legal proceedings with Molson and severance costs associated with restructuring CBC's engineering and construction operations.

The operating results of the Company including and excluding the net special credit are summarized below:

                        For the quarter ended    For the three quarters ended
                   September 29, September 24,    September 29,  September 24,
                           1996          1995             1996           1995
                                (In thousands, except per share data)
Operating income
  As reported               $33,701        $29,424       $74,741      $68,132
  Excluding special items    26,989            N/A        73,229          N/A

Net income
  As reported                18,675         16,492        39,464       37,019
  Excluding special items    14,596            N/A        38,545          N/A

Earnings per share
  As reported                $ 0.49          $0.43         $1.04        $0.97
  Excluding special items    $ 0.38            N/A         $1.01          N/A

Sales and Volume:

The Company reported net sales of $453.5 million and $1,324.7 million for the third quarter and first 39 weeks of 1996, respectively, representing a 0.4% decrease and 5.0% increase, respectively, from the comparable periods in the prior year. CBC had malt beverage sales of 5,357,000 barrels for the third quarter of 1996, a decrease of 3.3% when compared to malt beverage sales of 5,540,000 barrels for the third quarter of 1995. Lower net sales in the third quarter of 1996 were attributable to lower sales volume, which was primarily the result of a timing difference between years for the July 4th distributor finished goods inventory build-up. In 1996, the distributor inventory build-up for the July 4th holiday occurred in the last week of the second quarter, compared to 1995 when the inventory build-up occurred in the first week of the third quarter. This inventory timing difference occurred because the Company's third quarter started on July 1 in 1996, versus June 26 in 1995. Additionally, the seasonal reduction in distributor inventories late in the third quarter of 1996 was greater than the reduction a year earlier.

Malt beverage sales for the first 39 weeks of 1996 increased 0.6% to 15,418,000 barrels from 15,332,000 for the same period of 1995. The increase in sales volume for the first 39 weeks of 1996 resulted largely from an increase in domestic and export sales of COORS LIGHT, partially offset by a decrease in sales of ZIMA.

Gross Profit:

Gross profit as a percentage of net sales for the third quarter of 1996 decreased to 36.2% from 36.5% for the same period a year earlier. The slight decline in this percentage was caused primarily by lower sales of high margin brands, including
ZIMA, and increased costs for some of the Company's new products and packages. These reductions were nearly offset by higher pricing and lower promotion expenses for the Company's products compared to the same quarter in 1995.

Gross profit increased $14.9 million, or 3.3%, for the first 39 weeks of 1996 compared to 1995. This increase was primarily the result of higher volume and higher pricing achieved for the Company's products. Gross profit as a percent of net sales decreased to 35.3% in the first 39 weeks of 1996 compared to 35.9% in 1995. This decline was caused in part by increased costs related to the depletion and write-off of old packaging inventories and the abandonment of certain properties and in-house conceptual engineering studies. Also contributing to lower 1996 margins were a less profitable brand mix, including lower ZIMA sales and higher KEYSTONE sales, and higher packaging costs associated with some of the Company's new products and packages.

Operating Income:

Operating income for the third quarter of 1996, excluding the net special credit, decreased $2.4 million, or 8.3%, to $27 million compared to $29.4 million for the third quarter of 1995. Lower operating income for the third quarter was attributable to lower volume and slightly higher marketing, general and administrative expense. Operating income for the first 39 weeks of 1996, excluding the net special credit, increased $5.1 million, or 7.5%, to $73.2 million from $68.1 million in 1995. Higher operating income for the first 39 weeks of 1996 was driven by increased volume and higher price realization, offset in part by higher marketing, general and administrative expense.

Marketing, general and administrative expense in the third quarter and first 39 weeks of 1996 increased $1.0 million, or 0.8%, and $12.1 million, or 3.2%, respectively. The increases for both periods were primarily the result of increased domestic and international selling expense including additional staffing, training and on-premise sales development efforts. Additionally, advertising expense increased modestly in the third quarter of 1996 compared to a year ago, while advertising for the first 39 weeks of 1996 was essentially unchanged compared to the first 39 weeks of 1995. The mix of advertising spending for 1996 continues to reflect a shift to COORS LIGHT and ORIGINAL COORS and away from ZIMA and COORS ARTIC ICE.

Research and development costs declined 17.8% and 20.7% for the third quarter and first 39 weeks of 1996, respectively, compared to the same periods in 1995. The declines represent planned reductions in project development expense as a result of lower capital spending for facilities and equipment.

Non-Operating Expenses:

Interest expense and other - net increased $1.6 million for the first 39 weeks of 1996 compared to the same period of 1995. The increase was primarily the result of lower 1996 capitalized interest due to a significant reduction of the capital expenditures budget compared to 1995. The increase was offset somewhat by lower interest expense on lower long-term debt.

Effective Tax Rate:

The consolidated effective tax rates for the third quarter and first 39 weeks of 1996 were 42.0% and 42.0% compared to 40.5% and 41.3%, respectively, for the same periods of 1995. The lower effective tax rates in 1995 were primarily the result of non-recurring, non-taxable income items.

Net Income:

Consolidated net income for the third quarter of 1996, including the net special credit, was $18.7 million, or $0.49 per share.
Excluding the $6.7 million pretax net special credit ($4.1 million, or $0.11 per share, after tax), the Company's 1996 third quarter net income decreased 11.5% to $14.6 million, or $0.38 per share.

Consolidated net income for the first 39 weeks of 1996, including the net special credit, was $39.5 million, or $1.04 per share.
Excluding the $1.5 million pretax net special credit ($0.9 million, or $0.03 per share, after tax), the Company's net income for the first 39 weeks increased 4.1% to $38.5 million, or $1.01 per share.

Working Capital:

Total current assets exceeded total current liabilities by $90 million at September 29, 1996. Working capital at September 29,
1996 increased $51.2 million from year-end 1995 principally because of an increase in cash and cash equivalents of $36.5 million, an increase in accounts receivable of $8 million, a decrease in accounts payable of $14.1 million and a decrease in the current portion of long-term debt of $17 million. This change was partially offset by a decrease in inventories of $15.9 million.

The increase in accounts receivable was attributable to seasonal sales volume increases and 1996 price increases. The reduction of accounts payable reflects a seasonal decrease in year-end 1995 vendor payables. Finished goods inventories declined in 1996 largely because of increased direct shipments to CBC distributors. Finished goods also declined due to sales volumes exceeding production.

Cash Provided by Operating Activities:

Net cash provided by operating activities for the first 39 weeks of 1996 was $125.6 million, an increase of $97.9 million from the $27.7 million for the same period a year ago. This increase in net cash provided by operating activities relates to the significantly greater use of cash in 1995 to pay current liabilities to CBC's advertising agencies and the container joint venture with American National Can Company. Amounts owed to CBC's advertising agencies and the container joint venture were unusually high at the end of 1994.

The 1996 loss on sale or abandonment of properties of $8.1 million represents an increase of $5.3 million over 1995. This increase primarily represents the 1996 abandonment of certain container operations equipment, various capital projects and engineering studies. The majority of these projects and studies will not be completed because of reductions in its capital spending and consequent reductions in the Company's engineering and construction staff. Staff reductions in these areas also reflect the Company's belief that many of these activities can be effectively provided by external engineering and construction resources.

The increase in cash flows from operating activities from the above items was partially offset by a decrease in non-cash operating expenses for depreciation, depletion and amortization related to decreased 1996 property additions.

Cash Used in Investing Activities:

Property additions in the first 39 weeks of 1996 declined $53.6 million to $44.4 million, compared to $98.0 million for the same period a year ago. The Company's 1996 annual capital expenditures are expected to be approximately $75 to $80 million (including contributions to the container joint ventures for capital improvements), compared with 1995 annual capital expenditures of $145.8 million. The expected decrease for 1996 reflects the completion of several plant capacity projects in 1995 and the Company's more focused approach to cash management and capital budgeting.

Proceeds from the sale of properties in 1996 declined $20.5 million to $3.3 million. This decline reflects the 1995 third quarter sale of the Company's power plant equipment and support facilities to Trigen-Nation Energy Corporation, L.L.L.P. for $22 million.

In the third quarter of 1995, CBC and Anchor Glass Container Corporation established a long-term partnership, the Rocky Mountain Bottle Company, to produce glass bottles at the CBC glass manufacturing facility. Formation of the partnership required CBC to contribute approximately $16.2 million of machinery, equipment and personal property. Since CBC contributed no cash, the transaction was not reflected in the 1995 Statement of Cash Flows. The overall effect of the transaction reduced net properties and increased other long-term assets by $16.2 million.

Cash (Used) Provided by Financing Activities:

Cash flows from financing activities decreased $86.6 million in 1996 to a net cash use of $52.7 million. The principal financing activity difference between years was ACC's $100 million private placement of Senior Notes in the third quarter of 1995.
Additionally, the Company made principal payments on its medium-term notes of $36 million and $44 million in 1996 and 1995, respectively.

In the third quarter of 1996, ACC used $3 million to buy 141,000 shares of Class B common stock from two members of the extended Coors family. In comparison, ACC used $9.5 million in the third quarter of 1995 to purchase approximately 550,000 shares of Class B common stock from a member of the extended Coors family.

Significant Events:

On October 20, 1996 ACC issued a news release announcing an arbitration panel's October 18, 1996, ruling in the first phase of the legal proceedings against Molson Breweries and related parties, collectively referred to as Molson.

The three-member arbitration panel in Toronto ruled that Molson breached its licensing agreement with CBC by allowing Miller Brewing Company to acquire a 20 percent equity interest in Molson without CBC's consent. The ruling returns all Canadian rights to Coors products to CBC. It requires Molson to hold in trust for CBC all of Molson's profits derived from the sale of CBC products since April 2, 1993, pending determination of amounts payable to CBC as damages.

ACC believes the long-term financial impact of the portion of the ruling that returns all Canadian rights to Coors products to CBC is significant and that there are significant business opportunities for CBC in Canada. COORS LIGHT is the number-one selling light beer in Canada and accounts for greater than 8% of Molson's unit volume, or about 850,000 barrels annually. It is uncertain which business arrangement CBC will choose to pursue these opportunities; however, CBC has begun the exploration of its brewing, marketing and distribution options for Canada.
Those options include export from the U.S., contract brewing, joint venture or the sale of a participation interest. The options may or may not include another brewer as a partner.

ACC believes the damages due CBC will be significant. The damages, however, cannot be reasonably estimated and will not be determined until the next phase of arbitration is complete during 1997. Pending the outcome of the second phase of arbitration, CBC and Molson have agreed that Molson will continue to brew and market CBC products in Canada through June 30, 1997. Assuming recent sales volume trends continue, CBC estimates that it will receive at least an additional $10 million of pretax international income from Molson for the period October 18, 1996, through June 30, 1997.

The panel also ruled that CBC was entitled to underpaid royalties for the period from January 1, 1991 to April 1, 1993. Molson made a cash payment to CBC of $5.7 million (net of $0.6 million of tax withholdings) in early 1996 to cover a portion of those unpaid royalties plus interest sought by CBC. This payment did not include underpaid royalties for the period November 1992 to April 1993. These amounts were not included in the earlier payment, but are expected to be determined during this year's fourth quarter following an audit.

Cautionary Statement:

The "Outlook" section of this report contains "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could prevent the Company from achieving its goals - and cause actual results to differ materially from those expressed in forward-looking statements - include, but are not limited to the following:

     -- the inability of the Company to increase its international presence through the marketing of existing or future products
     -- the inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products -- the potential erosion of recent price increases through discounting -- a potential shift in consumer preferences toward lower-priced products in response to price increases
     -- increases in the cost of aluminum, paper packaging and other raw materials
     -- an inability to reduce the Company's manufacturing and overhead cost structure to a more competitive level
     -- the Company's inability to negotiate and implement a profitable business arrangement for Canada

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by the Company's independent accountants in accordance with generally accepted auditing standards, but in the opinion of management of Adolph Coors Company, such financial statements include all adjustments necessary to present fairly the Company's financial position and results of operations. The results of operations for the 39 weeks ended September 29, 1996, may not be indicative of results that may be expected for the year ending December 29, 1996.

Outlook:

As previously discussed, the Company's 1995 quarterly operating results have been restated to reflect the 1996 calendar change. The Company's 1996 calendar includes a 13-week fourth quarter compared to the restated 1995 calendar which had a 14-week fourth quarter. The extra week in the 1995 fourth quarter is the result of the 53-week fiscal year for 1995 rather than the normal 52 weeks in 1996. Accordingly, the 1996 fourth quarter will be about 7% shorter than the fourth quarter a year ago.

Pricing trends for the industry and the Company have remained positive through the first 39 weeks of 1996. As of the end of the third quarter, price increases had been implemented in most U.S. markets, and there had been no significant reversals of those increases or expanded price discounting activity. Additional price increases of approximately 3% have recently been implemented in seven states and, although these increases seem stable, there has been some competitive resistance to price increases in certain markets. The Company cannot predict the degree to which pricing will be eroded by discounting or the impact that higher prices will have on total volume or consumers trading down to lower-margin products.

Raw material costs in the aggregate have been fairly stable for the first 39 weeks of 1996. The Company expects these trends to continue for the remainder of the year. In 1997, the Company anticipates relative stability in most raw material costs with modest increases in barley, rice, glass and paper packaging.

Marketing, general and administrative (MG&A) costs are expected to increase modestly in 1996 over the prior year as the result of increased support for domestic and international sales.
Advertising costs, which are the largest component of MG&A, are expected to be relatively constant compared to 1995.

The potential future impact of the Molson legal proceedings is discussed under the Significant Events section.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 5.  Other Information

On November 7, 1996 the Company announced the addition of Pamela
H. Patsley to Adolph Coors Company's board of directors. Patsley will serve on the board's audit and compensation committees. Patsley is the president, chief executive officer and a director of First USA Paymentech, Inc. in Dallas. She has held these positions since 1991. Patsley is also executive vice president and board secretary for First USA, Inc., which is the majority owner of First USA Paymentech. Patsley is a founding officer of First USA which was established in 1985. She served as the chief financial officer of First USA from 1987 to April 1994.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

A Report on Form 8-K dated October 28, 1996 was submitted announcing the arbitration panel's ruling in the Company's legal proceedings against Molson Breweries and related parties. See further discussion under the Significant Events section of this filing. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


November 13, 1996