Form 10-K405
period 1996-12-29
COORS ADOLPH CO
filed 1997-03-28
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 29, 1996
                                         OR

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                           to
Commission file number 0-8251

                              ADOLPH COORS COMPANY
(Exact name of registrant as specified in its charter)

  Colorado                                      84-0178360
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

    Golden, Colorado                               80401
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (303)279-6565

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1997:

Class A Common Stock -  1,260,000 shares
Class B Common Stock - 36,141,116 shares

                                  PART I

ITEM 1. Business

(a)  General Development of Business

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

CBC owns Coors Distributing Company (CDC) and several smaller subsidiaries, including Coors Transportation Company; Coors Energy Company (CEC); The Wannamaker Ditch Company and The Rocky Mountain Water Company, which carry process water from nearby Clear Creek to various CBC reservoirs in the Golden area; Coors Brewing Company International, Inc. (CBCI); Coors Global, Inc. (Global); Coors Intercontinental, Inc. (Intercontinental); and Coors Japan Company, Ltd. (Coors Japan).

CDC owns and operates distributorships in several markets across the United States. CDC's 1996 operations accounted for approximately 5.6% of CBC's total beer sales.

Through a subsidiary, CEC continues to operate a gas transmission pipeline that provides energy to CBC's Shenandoah facility.

CBC, CBCI, Global, and Intercontinental own Coors Brewing
International C.V. (the CV), which in turn owns Coors Brewing
Iberica, S.A. (Coors Iberica) and Coors Services, S.A. Established in 1995, Coors Services, S.A. provides management and administrative services to CBC. The CV acts as a holding company and a finance subsidiary.

Some of the following statements describe the Company's expectations of future products and business plans, financial results, performance, and events. Actual results may differ materially from these forward-looking statements.

(b)  Financial Information About Industry Segments

The Company has continuing operations in a single industry segment, the production and marketing of malt-based beverages.

(c)  Narrative Description of Business

Coors Brewing Company - General

CBC produces and markets high-quality malt-based beverages. CBC concentrates on distinctive premium and above-premium brands that provide higher-than-average margins. Most of CBC's sales are in U.S. markets; however, the Company is committed to building profitable sales in international markets. Sales of malt beverages totaled 20 million barrels in 1996, 20.3 million barrels in 1995, and 20.4 million barrels in 1994. (See Item 7 for discussion of changes in volume.)

Marketing

Principal products and services: CBC currently has 26 brands in its portfolio, of which seven are premium products which make up the Coors family of beers: Coors Light; Original Coors; Coors
Artic Ice; Coors Artic Ice Light; Coors Extra Gold; Coors
Dry; and Coors Cutter, a non-alcoholic brew.

CBC also produces and markets Zima, an innovative malt-based, above-premium beverage, and Herman Joseph's, a special premium beer with a craft-brewed flavor without the heavy taste or high price of craft-brewed beers.

Through UniBev, Ltd. (UniBev), an operating unit focusing on specialty and import beers, CBC offers specialty, above-premium beers, including Winterfest; Blue Moon Honey Blonde Ale; Blue Moon Nut Brown Ale; Blue Moon Belgian White Ale; Blue Moon Raspberry Cream Ale; Blue Moon Abbey Ale; and Blue Moon Harvest Pumpkin Ale, a seasonal product. Also through UniBev, CBC sells several imported and/or licensed products, including George Killian's Irish Red, George Killian's Irish Brown Ale, George Killian's Irish Honey Ale, and Steinlager. Steinlager is New Zealand's number-one premium beer and is distributed under license from Lion Nathan International of New Zealand.

Through a foreign joint venture, CBC also produces Cass Fresh, which is distributed in South Korea.

CBC also sells popular-priced products, including Keystone, Keystone Light, Keystone Dry, Keystone Ice, and Keystone Amber Light.

CBC's beverages are sold in most states, except for Coors Dry which is in limited distribution. CBC exports or produces and sells many products overseas, which are described in greater detail below.

In 1995, CBC celebrated the grand opening of Coors Fieldr ballpark in Denver, Colorado, by opening The SandLot Brewery at Coors Field, the first brewery in a ballpark. This brewery, which is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

New products/opportunities:  In 1996, CBC introduced Killian's
Irish Honey Ale, which joined Killian's Irish Red and Killian's
Irish Brown Ale in establishing the Irish family of brands.

Blue Moon Brewing Company (Blue Moon), an operating unit within
UniBev created during 1995, supports a product line of unique specialty brews that are contract-brewed by Hudepohl Schoenling and marketed by UniBev. Blue Moon introduced one new products in 1996, Blue Moon Raspberry Cream Ale, and one in early 1997, Blue Moon Abbey Ale.

During 1996, Memphis Brown (which was introduced in early 1996),
Coorsr Red Light, Coors Special Lager, and Castlemaine XXXX were discontinued because the market performances of these products did not meet expectations.

Brand names, trademarks, patents, and licenses: CBC owns trademarks on all brands it produces and recognizes that consumer knowledge of and loyalty to its brand names and trademarks are vital to CBC's long-term success. It also holds several patents, with expiration dates ranging from 1997 to 2017, on innovative processes related to product formulae, can making, can decorating, and certain other technical operations. CBC receives revenue from royalties and licenses, but its business is not substantially dependent upon such revenue.

Brand performance: Coors Light is CBC's best-selling brand and has generated approximately two-thirds of its total sales volume for the past three years. CBC's second-most-popular brand is Original Coors. Premium and above-premium beers account for approximately 88% of CBC's total sales volume.

Domestic sales: The Company's highest-volume states are California, Texas, Pennsylvania, New York, and New Jersey, comprising 45% of total domestic volume.

Eight geographic field business areas manage domestic sales. This geographic segmentation allows CBC to better anticipate and respond quickly to wholesaler and consumer needs.

International business: CBC is committed to increasing its international presence through export sales, licensing agreements, joint ventures, and foreign production facilities.

Through its U.S. and foreign production facilities, CBC markets its products to approximately 40 international markets and to U.S. military bases worldwide. Export sales are significantly more profitable, on a per-barrel-basis, than domestic sales.

Under an interim agreement, Molson Breweries of Canada Limited (Molson) brews and distributes Original Coors and Coors Light in Canada (see below). After Molson permitted Miller Brewing Company (Miller) to purchase a 20% ownership interest in Molson in 1993, CBC initiated two legal actions regarding its licensing arrangement with Molson. These actions have not impacted the success of CBC's brands in Canada, where Coors Light is the best-selling light beer. On October 18, 1996, an arbitration panel ruled that the licensing agreement terminated in 1993 when Miller acquired its ownership interest in Molson. This ruling returns Canadian rights to all CBC brands to CBC and requires Molson to compensate CBC for the period beginning April 2, 1993. Although CBC believes the compensation awarded will be significant, that compensation cannot be quantified until the next phase of arbitration is completed during 1997.

Also in its ruling, the arbitration panel found that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Thus, Molson paid CBC $6.1 million in cash (net of $680,000 of withholding taxes) during 1996 to cover the unpaid royalties plus interest. In January 1997, Molson filed an appeal to this phase of the arbitration. Management believes the appeal is without merit.

CBC and Molson have agreed that Molson will continue to brew and distribute CBC's products for an interim period ending no earlier than July 1, 1997. Income from the interim agreement is based upon actual CBC brand sales volume in Canada and is reported as gross sales in the accompanying financial statements. Management continues to work on CBC's options for future business in Canada and believes these opportunities could provide greater financial returns than were available under the terminated licensing agreement with Molson.

Coors Japan, the exclusive importer of Coors products into Japan and based in Tokyo, distributes, markets, and sells CBC's products in Japan, where the Coors brand has been one of the top three foreign premium brands for nine years.

Since September 1992, a joint venture between CBC and Scottish Courage has brewed and/or distributed Coors Extra Gold in the United Kingdom and Ireland. Coors Extra Gold was rated overall Best Draught Lager at the 1994 Brewing Industry International Awards in England.

Beginning in 1991, CBC formed Jinro-Coors Brewing Company (JCBC), a joint venture with Jinro Limited of the Republic of Korea. CBC owns one-third of JCBC, while Jinro Limited owns the remaining two-thirds. JCBC began production of Cass Fresh in its South
Korean brewery in the second quarter of 1994. JCBC's brewing capacity was expanded to approximately 3.6 million barrels in 1995. Currently, Cass Fresh represents 20% of the South Korean market. JCBC's financial results are not included in CBC's financial statements, as CBC's investment is accounted for under the cost basis of accounting, since it does not have the ability to significantly influence JCBC's business operations. CBC holds a put option on its $22 million investment in JCBC, which entitles CBC to require Jinro Limited to purchase CBC's investment at the greater of cost or market value through March
1999. JCBC began production of Cass Fresh in its brewery in the second quarter of 1994 and achieved a 20% share of the Korean market by the end of 1996. JCBC also achieved positive operating income in 1996 but has not yet been profitable due to debt service costs.

In March 1994, Coors Iberica purchased a 500,000-hectoliter brewery in Zaragoza, Spain, from El Aguila S.A. of Madrid, Spain, which is owned 51% by Amsterdam-based Heineken, N.V. (the world's second-largest brewer). CBC's total investment in Spain is expected to exceed $50 million, including the initial purchase price and future operations and marketing expenditures. CBC will contract-brew El Aguila products through 1998.

Coors Iberica brews Coors Gold for sale in Spain and the Coors Extra Gold brand for export to approximately 20 international markets. Coors Iberica also brews Coors Light for export to the United Kingdom and Ireland. El Aguila distributes Coors products in Spain, while Coors Iberica and El Aguila jointly manage sales and marketing. This arrangement provides advantages over exporting products directly from U.S. facilities. Financial results of the Zaragoza brewery are included in ACC's financial statements.

In early 1996, ACC established a foreign sales corporation, Coors Export Ltd., to take advantage of favorable U.S. tax laws involving foreign sales.

Product distribution: A national network of 571 independent distributors and four distributorships owned and operated by CDC deliver CBC products to U.S. retail markets. Some distributors operate multiple branches, bringing the total number of U.S. distributor/branch locations to 625. Independent distributors deliver CBC products to some export/international markets under certain licensing and distribution agreements.

To ensure the highest product quality, CBC monitors distributors' methods of handling Coors products. This monitoring helps ensure adherence to proper refrigeration and rotation guidelines for CBC's malt beverages at both wholesale and retail locations. Distributors are required to replace CBC products if consumer sales have not occurred within prescribed time frames.

Transportation

Given the location of its three production facilities in the U.S., CBC must ship its products a greater distance than most competitors. By packaging some products in the Memphis and Shenandoah facilities, CBC achieves more efficient product distribution and reduced freight costs to certain markets. Major competitors have multiple breweries from which to deliver products, thereby incurring lower transportation costs than CBC.

Burlington Northern, Inc. transports approximately 68% of the products packaged at CBC's Golden facility to Denver. From there, various railroads ship the products to satellite redistribution centers and distributors throughout the country. The railcars assigned to CBC are specially built and insulated to keep Coors products cold en route.

CBC currently uses 18 strategically located satellite redistribution centers to transfer its products from railcars to trucks for shipment to distributors. In 1996, approximately 73% of total railcar volume of packaged product from Golden moved through the satellite redistribution centers.

As noted above, CBC relies heavily upon rail distribution of its products. Any disruption by strike would impact CBC more than its major competitors, but, in management's opinion, the risk of such disruption appears very low.

The remaining 32% of products packaged in Golden is shipped by truck and intermodal (piggyback) directly to distributors.
Transportation vehicles are also refrigerated or insulated to keep CBC's malt beverages at proper temperatures while in transit.

Operations

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee; and a packaging and distribution facility near Elkton, Virginia (referred to as the Shenandoah facility).

The Golden brewery is the source location for all brands with the Coors name except for Coors Cutter. Approximately 65% of CBC's beer is packaged in Golden; substantially all of the remainder is shipped in bulk from the Golden brewery to the Memphis and Shenandoah facilities for blending, finishing, and packaging.

The Memphis facility currently packages all products exported from the United States and brews and packages Zima, Killian's Irish Honey Ale, and Coors Cutter. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis may or may not require additions to plant and equipment.

The Shenandoah facility currently packages certain CBC products for distribution to Eastern markets and could be expanded, if necessary.

At the end of 1996, CBC had approximately 25 million barrels of annual brewing capacity and 30 million barrels of annual packaging capacity. Current capacity depends upon product mix and may change with shifting consumer preferences for specific brands and/or packages. CBC's three facilities provide sufficient brewing and packaging capacity to meet foreseeable consumer demand. The proliferation of products and packages creates logistical challenges for CBC, as well as for the industry.

Most of CBC's aluminum can, end, glass bottle, and malt requirements are produced in owned facilities or facilities operated by joint ventures in which CBC is a partner. CBC has arranged for sufficient container supplies with its joint venture partners and has sufficient malting facilities to fulfill its current and projected requirements.

Container manufacturing facilities: CBC owns a can manufacturing facility, which produces approximately 3.6 billion aluminum cans per year, and an aluminum can end manufacturing facility, which provides CBC aluminum ends and tabs. Total container assets comprise approximately 10.2% of CBC's properties. In 1994, CBC and American National Can Company (ANC) formed a joint venture to produce beverage cans and ends at CBC's manufacturing facilities for sale to CBC and outside customers. The joint venture's initial term is seven years but can be extended for two additional three-year terms. The joint venture has improved the technology and utilization of both facilities and has enhanced this investment's return. In 1996, CBC purchased approximately 96% of the cans produced. The joint venture is committed to supplying 100% of the Golden facility's can and end requirements.

In June 1995, CBC and Anchor Glass Container Corporation (Anchor) established a joint venture partnership, the Rocky Mountain Bottle Company
(RMBC), to produce glass bottles at the CBC glass manufacturing facility. The joint venture has lowered unit costs, increased output, and created efficiencies at the glass plant. CBC contributed approximately $16.2 million in machinery, equipment, and certain personal property to RMBC. The partnership's initial term is 10 years and can be extended for additional two-year periods.

In 1996, RMBC produced approximately 783 million bottles; CBC purchased approximately 97% of the bottles produced. To assist in its goal of manufacturing bottles with recycled material, CBC constructed a glass recycling facility in Wheat Ridge, Colorado, in 1994 and doubled the amount of glass the facility can recycle annually. RMBC operates the recycling facility.

Anchor declared bankruptcy in September 1996. Effective February 5, 1997, Owens-Brockway Glass Container, Inc. (Owens) replaced Anchor as CBC's partner in RMBC as a result of Anchor's bankruptcy declaration and the related sale of certain Anchor assets to Owens and Consumers Packaging, Inc. Further, Owens has replaced Anchor as the 100% preferred supplier of bottles to CBC for bottle requirements not met by RMBC.

Other facilities: CBC owns waste treatment facilities, which process waste from CBC's manufacturing operations and from the City of Golden.

In September 1995, CBC sold its power plant equipment and support facilities to Trigen-Nations Energy Corporation, L.L.L.P.
(Trigen) for approximately $22 million. CBC has agreed to purchase from Trigen the electricity and steam needed to operate its Golden facilities. This 25-year agreement also requires that significant capital improvements be made by Trigen.

CBC continues to improve asset utilization by divesting non-core assets and by continuing to improve capacity utilization through joint ventures and alliances. Joint venture partnerships and certain other outsourcing arrangements for malting operations are being explored. If appropriate outsourcing arrangements are not made, CBC may have to invest in significant capital improvements for its malting operations.

Capital expansion: In 1996, the Company spent approximately $63 million in capital expenditures. While management plans to invest appropriately in order to ensure ongoing productivity and efficiency of CBC assets, priority will be given to those projects the Company believes offer returns in excess of CBC's cost of capital. The Company expects its capital expenditures for 1997 to be approximately $85 million.

Raw Materials/Sources and Availability

CBC's beers are made with all natural ingredients, and its brewing cycle is one of the longest in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials and believes it has sufficient access to raw materials and packaging supplies to meet its quality and production requirements.

Barley, barley malt, starch, and hops: CBC uses a proprietary strain of barley, developed by its agronomists, in most of its malt beverages. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area farmers. CBC's malting facility in Golden produces malt for all CBC products, except Zima and Blue Moon.
CBC maintains inventory levels in owned locations sufficient to continue production in the event of any disruption in barley or malt supplies.

Rice and refined cereal starch (which are interchangeable in CBC's brewing process) and foreign and domestic hops are purchased from outside suppliers. Adequate inventories are maintained to continue production through any foreseeable disruption in supply.

Water: CBC uses naturally filtered water from underground aquifers to brew malt beverages at its Golden facility. Water from private deep wells is used for brewing, final blending, and packaging operations at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources in Golden, Memphis, and Shenandoah is ideally balanced with minerals and dissolved solids to brew high-quality malt beverages.

CBC continually monitors the quality of all the water used in its brewing and packaging processes for compliance with its own stringent quality standards as well as applicable federal and state water standards. CBC owns water rights believed to be adequate to meet all of its present requirements for both brewing and industrial uses; however, it continues to acquire water rights and add water reservoir capacity, as appropriate, to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1996, approximately 58% of CBC's malt beverages were packaged in aluminum cans. Approximately 39% of the cost of malt beverages packaged in cans is the cost of the aluminum can. CBC purchases most of its cans and ends from the joint venture with ANC. Aluminum cans for products packaged at the Memphis plant are purchased from an outside supplier.

Glass bottles were used to package approximately 30% of CBC's beverages in 1996; about half of these bottles were produced by RMBC.

The remainder (12%) of the malt beverages sold during 1996 was packaged in quarter- and half-barrel stainless steel kegs and two different sizes of a plastic sphere called "The Party Ball," a packaging innovation introduced by CBC in 1988.

Graphic Packaging Corporation, a subsidiary of ACX Technologies,
Inc. (ACX), supplies much of the secondary packaging for CBC's products, including bottle labels and paperboard products.

Supply contracts with ACX companies: When ACX was spun off from ACC in 1992, CBC negotiated long-term supply contracts with certain ACX subsidiaries for aluminum, starch, and packaging materials. These contracts, negotiated at market prices, were to be in effect through 1997. The aluminum contracts were canceled in 1995, and the starch contract was extended in 1997 to run through 1999. The contract for packaging materials was modified in 1997 and extended until at least 1999. See Item 11, Compensation Committee Interlocks and Insider Participation for further details.

Energy: CBC purchases electricity and steam for its Golden manufacturing facilities from Trigen. CEC supplies Trigen with coal for its steam generator system. CBC does not anticipate future energy supply problems.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The Company's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1996 fiscal year was 52 weeks long, while fiscal 1995 was 53 weeks long.

Research and Project Development

CBC's research and project development expenditures relate primarily to new products and packages; brewing processes, ingredients, and equipment; packaging supplies; and environmental improvements and cost reductions in processes and packaging materials. These activities are meant to improve the quality and value of CBC's products while reducing costs through more efficient processing and packaging techniques and equipment design, as well as improved varieties of raw materials. Approximately $12.8 million, $15.4 million, and $13.3 million were spent on research and development in 1996, 1995, and 1994, respectively. The Company expects to spend approximately $13 million on research and project development in 1997.

To support new product development, CBC maintains a fully equipped pilot brewery, with a 6,500-barrel annual capacity, within the Golden facility enabling CBC to brew small batches of innovative products without interrupting ongoing production and operations in the main brewery.

Regulations

Federal laws and regulations govern the operations of breweries; the federal government and all states regulate trade practices, advertising and marketing practices, distributor relationships, and related matters. Governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

A number of emerging regulatory issues could impact the Company's business operations over the next few years, including potential increases in state and federal excise taxes, restrictions on the advertising and sale of alcohol beverages, new packaging regulations and taxes, and others.

Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 1996 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.67 per barrel. In 1996, CBC paid approximately $379 million in federal and state excise taxes. A substantial increase in federal or state excise taxes would have a negative impact on sales and profitability of the entire industry, including CBC. CBC is vigorously opposed to any increases in federal and/or state excise taxes and will work diligently to ensure that its view is represented adequately.

Environmental

Compliance with federal, state, and local environmental laws and regulations did not materially affect the Company's 1996 capital expenditures, earnings, or competitive position.

The Company continues to promote the efficient use of resources, waste reduction, and pollution prevention. Programs currently under way include recycling, down-weighting of product packages, and, where practical, increasing the recycled content of product packaging materials, paper, and other supplies. Several employee task forces continually seek effective ways to control hazardous materials and to reduce emissions and waste.

Employees and Employee Relations

The Company has approximately 5,800 full-time employees. Of CBC's three domestic production facilities, only the Memphis plant workers have union representation (Teamsters). In general, relations with employees have been satisfactory.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information was compiled from the following industry sources: Beer Marketer's Insights and The Maxwell Consumer Report. While management believes these sources are reliable, the Company cannot guarantee the absolute accuracy of these numbers and estimates.

1996 industry overview: The beer industry in the United States is highly competitive. Industry volume growth has averaged less than 1% a year since 1991. Domestic beer industry shipments in 1996 increased an estimated 1.4%. By contrast, 1995 domestic shipments were down 1.1% from the year before. In recent years, brewers have attempted to gain market share through competitive pricing, marketing, promotions, and innovative packaging. In 1996, price promotions and price discounting continued to limit growth in net price realizations for brewers, although not as much as in 1995. It is estimated that more than 60% of the beer sold for consumption off-premise in 1996 was sold on promotion.

Early indications point toward smaller growth in net price realizations in 1997 than in 1996. It is possible that competitors will concentrate primarily on market share gains in 1997 instead of profitability, which will place additional downward pressure on pricing. Unit volume growth for major U.S. brewers continues to depend on growth in light beer sales, introductions of new products, and expansion into international markets.

A number of important trends continued in the U.S. beer market in 1996. The first was a trend toward "trading up." Consumers continued to move away from lower-priced brands to higher-priced brands, including specialty products and imports in the above-premium category. While microbreweries continued to benefit from this trend, their growth rate as a group slowed in the second half of 1996.

To capitalize on the trend toward specialty products and craft-brewed beers, brewers continued to introduce new specialty brands, but at a slower rate than in 1995. At the end of 1996, there were nearly 1,100 brands of beer in the United States, up from 675 in 1991. This proliferation of products creates unique challenges in operations, logistics, and marketing for all brewers, distributors, and retailers.

The U.S. brewing industry also continues to consolidate. In 1996, the Stroh Brewery Company acquired the brands and assets of G. Heileman Brewing Company Inc., moving Stroh closer to CBC in total unit sales. It is important to note, however, that Stroh competes primarily in the subpremium category of the industry, unlike CBC, which among major U.S. brewers has the highest volume percentage in the premium and above-premium categories.

CBC competitive position: CBC's malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcohol, and imported brands produced by national, regional, local, and international brewers. Nearly 88% of domestic volume is attributable to the top five domestic brewers: Anheuser-
Busch, Inc. (AB); Philip Morris, Inc., through its subsidiary
Miller Brewing Company (Miller); CBC; The Stroh Brewery Company
(now including G. Heileman Brewing); and S & P Company. CBC competes most directly with AB and Miller, the dominant companies in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights estimates, accounted for approximately 9.9% of the total 1996 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to AB's 45.2% share and Miller's 21.8% share.

Given its industry position, CBC continues to face significant competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures because of their greater volume. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. Significant levels of advertising are necessary for CBC to hold and increase its U.S. market share.
This, coupled with ongoing price competition, puts more pressure on CBC's margins in comparison to those of CBC's principal competitors.

ITEM 2.  Properties

The Company's major facilities are:

     Facility               Location              Product
Brewery/packaging        Golden, CO          Malt beverages/packaged
                                               malt beverages
Packaging                Elkton, VA          Packaged malt beverages
Brewery/packaging        Memphis, TN         Malt beverages/packaged
                                               malt beverages
Brewery/packaging        Zaragoza, Spain     Malt beverages/packaged
                                               malt beverages
Can and end plants       Golden, CO          Aluminum cans and ends
Bottle plant             Wheat Ridge, CO     Glass bottles
Distribution warehouse   Anaheim, CA         Wholesale beer distribution
                         Meridian, ID
                         Denver, CO
                         Oklahoma City, OK
                         Tulsa, OK
                         San Bernardino, CA*
* Leased.

The original brewery site at Golden, which is approximately 2,400 acres, contains brewing, packaging, can manufacturing and related facilities, as well as gravel deposits and water-storage facilities.

CBC's can and end plants are operated by a joint venture between CBC and ANC.

CBC's bottle plant is operated by a joint venture between CBC and Owens-Brockway Glass Container, Inc.

The distribution warehouses are held by CDC.

The Company owns 2,700 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis facility is located.

All of the Company's facilities are well-maintained and suitable for their respective operations. In 1996, CBC estimates that its brewing facilities operated at approximately 79% of the 1997 brewing capacity and its packaging facilities operated at approximately 66% of the 1997 packaging capacity. Annual production capacity can vary due to product and packaging mix and seasonality.

ITEM 3. Legal Proceedings

See the Environmental section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

The Company is party to numerous other legal proceedings arising from its business operations. In each proceeding, the Company is vigorously defending the allegations. Although the eventual outcome of the various proceedings cannot be predicted, no single such proceeding and no group of such similar matters are expected to result in liability that would be material to the Company's financial position or results of operations.


ITEM 4. Submission of Matters to a Vote of Security Holders

None.


                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

Adolph Coors Company's (ACC's) Class B common stock is traded over the counter and is included in the NASDAQ National Market listings with the ticker symbol "ACCOB." Daily stock prices are listed in major newspapers, generally alphabetically under "CoorsB."

The approximate number of record security holders by class of stock at March 15, 1997 is as follows:

     Title of class                       Number of record holders

Class A common stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           4,943

Preferred stock, non-voting,           None issued
$1 par value

The range of the high and low quotations and the dividends paid per share on the Class B common stock for each quarter of the past two years are shown below. The Company expects to continue paying comparable dividends in the future:

                                                        1996
                                            Market price
                                          High        Low    Dividends
First quarter                            24 1/4      17 3/4   $ 0.125
Second quarter                           19 7/8      16 3/4   $ 0.125
Third quarter                            23 3/4      17 1/2   $ 0.125
Fourth quarter                           22 3/4      17 1/2   $ 0.125

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

ITEM 6. Selected Financial Data

Following is ACC's selected financial data for 10 years ended December
29, 1996:

(In thousands, except
  per share)                  1996       1995       1994       1993       1992
Barrels of malt
 beverages sold             20,045     20,312     20,363     19,828     19,569
Summary of Operations:
  Net sales             $1,732,233 $1,679,586 $1,667,208 $1,586,370 $1,555,243
  Cost of goods sold     1,117,866  1,095,520  1,067,326  1,041,423  1,039,999
  Marketing, general
    and administrative     514,246    503,503    492,403    454,130    429,573
  Research and project
    development             12,761     15,385     13,265     13,008     12,370
  Special charges (credits)  6,341    (15,200)   (13,949)   122,540         --
Total operating expenses 1,651,214  1,599,208  1,559,045  1,631,101  1,481,942
Operating income (loss)     81,019     80,378    108,163    (44,731)    73,301
Other expense
   - net                     6,044      7,100      3,943     12,099     14,672
Income (loss) before
  income taxes              74,975     73,278    104,220    (56,830)    58,629
Income tax expense
  (benefit)                 31,550     30,100     46,100    (14,900)    22,900
Income (loss) from
  continuing operations $   43,425 $   43,178 $   58,120 $  (41,930)$   35,729
Per share of common
  stock                 $     1.14 $     1.13 $     1.52 $    (1.10)$     0.95
Income (loss) from
  continuing operations as a
  percentage of net sales     2.5%       2.6%       3.5%      (2.6%)      2.3%
Financial Position:
  Working capital       $  124,194 $   36,530 $  (25,048)$    7,197 $  112,302
  Properties - net      $  814,102 $  887,409 $  922,208 $  884,102 $  904,915
  Total assets*         $1,362,536 $1,384,530 $1,371,576 $1,350,944 $1,373,371
  Long-term debt        $  176,000 $  195,000 $  131,000 $  175,000 $  220,000
  Other long-term
   liabilities          $   32,745 $   33,435 $   30,884 $   34,843 $   52,291
  Shareholders' equity* $  715,487 $  695,016 $  674,201 $  631,927 $  685,445
  Net book value per share
   of common stock*     $    18.83 $    18.21 $    17.59 $    16.54 $    18.17
  Total debt to total
   capitalization            21.2%      24.9%      20.6%      26.3%      24.3%
  Return on average
   shareholders' equity       6.2%       6.3%       8.9%      (6.4%)     (0.2%)
Other Information:
  Dividends             $   18,983 $   19,066 $   19,146 $   19,003 $   18,801
  Per share of common
    stock               $     0.50 $     0.50 $     0.50 $     0.50 $     0.50
  Average number of common
   shares outstanding       37,991     38,170     38,283     37,989     37,561
  Gross profit          $  614,367 $  584,066 $  599,882 $  544,947 $  515,244
  Capital expenditures  $   64,799 $  145,797 $  160,314 $  120,354 $  115,450
  Depreciation, depletion,
   and amortization     $  121,121 $  122,830 $  120,793 $  118,955 $  114,780
  Full-time employees        5,800      6,200      6,300      6,200      7,100
  Total taxes           $  459,502 $  466,740 $  472,854 $  401,667 $  437,089
  Market price range of
   common stock:
    High                $   24 1/4 $   23 1/4 $   20 7/8 $   23 1/8 $   22 7/8
    Low                 $   16 3/4 $   15 1/8 $   14 3/4 $   15     $   15 1/2

                              1991       1990       1989       1988       1987
Barrels of malt
  beverages sold            19,521     19,297     17,698     16,534     15,658
Summary of Operations:
 Net sales              $1,534,948 $1,482,422 $1,371,406 $1,277,619 $1,172,546
 Cost of goods sold      1,044,169    984,901    913,027    828,945    753,504
 Marketing, general
    and administrative     434,141    398,889    386,991    369,006    329,313
 Research and project
    development             14,252     10,196     10,853     11,125     11,105
 Special charges            29,599     30,000     41,670         --         --
Total operating expenses 1,522,161  1,423,986  1,352,541  1,209,076  1,093,922
Operating income            12,787     58,436     18,865     68,543     78,624
Other expense (income)
   - net                     4,403      5,903      2,546     (6,471)    (6,022)
Income before
  income taxes               8,384     52,533     16,319     75,014     84,646
Income tax (benefit)
  expense                   (8,700)    20,300      9,100     28,700     33,500
Income from
  continuing operations $   17,084 $   32,233 $    7,219 $   46,314 $   51,146
Per share of common
  stock                 $     0.46 $     0.87 $     0.20 $     1.26 $     1.40
Income from continuing
  operations as a
  percentage of net sales     1.1%       2.2%       0.5%      3.6%       4.4%
Financial Position:
  Working capital       $  110,443 $  201,043 $  193,590  $ 196,687 $  242,406
  Properties - net      $  933,692 $1,171,800 $1,012,940 $1,033,012 $  975,781
  Total assets*         $1,844,811 $1,761,664 $1,530,783 $1,570,765 $1,456,493
  Long-term debt        $  220,000 $  110,000         --         --         --
  Other long-term
   liabilities          $   53,321 $   58,011 $   16,138 $   19,367 $   26,376
  Shareholders' equity* $1,099,420 $1,091,547 $1,060,900 $1,062,064 $1,031,811
  Net book value per share
   of common stock*     $    29.33 $    29.20 $    28.75 $    29.00 $    28.19
  Total debt to total
   capitalization            19.5%       9.2%       2.0%       1.7%       0.4%
  Return on average
   shareholders' equity       2.3%       3.6%       1.2%       4.5%       4.8%
Other Information:
  Dividends             $   18,718 $   18,591 $   18,397 $   18,311 $   18,226
  Per share of common
    stock               $     0.50 $     0.50 $     0.50 $     0.50 $     0.50
  Average number of common
   shares outstanding       37,413     37,148     36,781     36,621     36,497
  Gross profit          $  490,779 $  497,521 $  458,379 $  448,674 $  419,042
  Capital expenditures  $  241,512 $  183,368 $  149,616 $  157,995 $  199,541
  Depreciation, depletion,
   and amortization     $  108,367 $   98,081 $  122,439 $  111,432 $   99,422
  Full-time employees        7,700      7,000      6,800      6,900      6,800
  Total taxes           $  405,789 $  251,606 $  236,740 $  236,683 $  234,352
  Market price range of
    common stock:
     High               $   24 1/4 $   27 3/8 $   24 3/8 $   21     $   30
     Low                $   17 3/8 $   17 1/8 $   17 3/8 $   16 1/2 $   16 1/4

Note: Numbers in italics include results of discontinued operations. *Reflects the dividend of ACX Technologies, Inc. to shareholders during 1992.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

ACC is the holding company for Coors Brewing Company (CBC), which produces and markets high-quality malt-based beverages.

This discussion summarizes the significant factors affecting ACC's consolidated results of operations, liquidity, and capital resources for the three-year period ended December 29, 1996, and should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

ACC's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1996 fiscal year was 52 weeks long, while fiscal 1995 was 53 weeks long.

Certain unusual or nonrecurring items impacted ACC's financial results for 1996, 1995, and 1994, making clear evaluation of its ongoing operations somewhat complicated. These items are summarized below.

Summary of operating results:
                                           For the years ended
                             December 29,      December 31,     December 25,
                                    1996              1995             1994
                                 (In thousands, except earnings per share)
Operating income:
  As reported                    $81,019           $80,378         $108,163
  Excluding special items         87,360            65,178           94,214
Net income:
  As reported                     43,425            43,178           58,120
  Excluding special items         47,299            33,944           49,720
Earnings per share:
  As reported                      $1.14             $1.13            $1.52
  Excluding special items          $1.24             $0.89            $1.30


1996: For the 52-week fiscal year ended December 29, 1996, ACC reported net income of $43.4 million, or $1.14 per share. During 1996, the Company received royalties and interest from Molson Breweries of Canada Limited (Molson) in response to the October 1996 arbitration ruling that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Further, ACC recorded a gain from the 1995 curtailment of certain postretirement benefits, charges for Molson-related legal expenses, and severance expenses for a limited work force reduction. The net effect of these special items was a pretax charge of $6.3 million, or $0.10 per share, after tax. Without this net special charge, ACC would have reported net earnings of $47.3 million, or $1.24 per share.

1995: For the 53-week fiscal year ended December 31, 1995, ACC reported net income of $43.2 million, or $1.13 per share. In the fourth quarter, the Company recorded a gain from the curtailment of certain postretirement benefits and a severance charge for a limited work force reduction. The net effect of these special items was a pretax credit of $15.2 million, or $0.24 per share, after tax. ACC would have reported net income of $33.9 million, or $0.89 per share, without this net special credit.

1994: For the 52-week fiscal year ended December 25, 1994, ACC reported net income of $58.1 million, or $1.52 per share. During 1994, the Company recovered some of the costs associated with the Lowry Landfill Superfund site and wrote down certain distributor assets. The net effect of these special items was a pretax credit of $13.9 million, or $0.22 per share, after tax. Without this net special credit, ACC would have reported net income of $49.7 million, or $1.30 per share.

Trend summary - percentage increase (decrease) for 1996, 1995, and 1994:
The following table summarizes trends in operating results, excluding special items.

                     1996            1995            1994
Volume              (1.3%)          (0.3%)           2.7%
Net sales            3.1%            0.7%            5.1%
Average price        2.1%            1.0%            0.3%
increase
Gross profit         5.2%           (2.6%)          10.1%
Operating           34.0%          (30.8%)          21.1%
income
Advertising          0.5%            0.9%           20.1%
expense
General and         13.5%            2.2%           (9.7%)
administrative


CONSOLIDATED RESULTS OF CONTINUING OPERATIONS - 1996 VS. 1995 AND 1995 VS. 1994 (EXCLUDING SPECIAL ITEMS)

1996 vs. 1995: Even though unit volume decreased 1.3%, net sales increased 3.1% in 1996 from 1995. The decrease in unit volume is caused by a shorter fiscal year in 1996; 1996 consisted of 52 weeks versus 53 weeks in 1995. On a comparable-calendar basis, 1996 sales volume was essentially unchanged from 1995. Net sales increased in 1996 from 1995 due to price increases; lower price promotion expenses; reduced freight charges as a result of direct shipments to certain markets; increased international sales, which generate higher revenue per barrel than domestic sales; the impact of CBC's interim agreement with Molson; and the slight reductions in excise taxes with the increase in export sales. Lower Zima and Artic Ice volumes and greater proportionate Keystone volumes negatively impacted net sales per barrel in 1996.

Gross profit in 1996 rose 5.2% to $614.4 million from 1995 due to the 3.1% increase in net sales, as discussed above, offset in part by a 2.0% increase in cost of goods sold. Cost of goods sold increased due to cost increases in paper and glass packaging materials; abandonments of certain capital projects; cost increases for certain new contract-brewing arrangements; and cost increases for Japanese operations, which began in the fourth quarter of 1995. Total gross profit was impacted positively in 1996 by decreases in brewing material costs; changes in brand mix (specifically, increases in Coors Light volume offset in part by decreases in Zima volume and increases in Keystone volume); and slightly favorable labor costs. Additionally, 1995 gross profit included the cost of the Zima Gold termination and withdrawal.

Operating income increased 34.0% to $87.4 million in 1996 from 1995 primarily due to the 5.2% increase in gross profit, as discussed earlier; the 17.1% decrease in research and development expenses; offset partially by the 13.5% increase in general and administrative (G&A) expenses. Although marketing expenses were relatively unchanged from 1995, the focus of such spending was redirected from Zima and Artic Ice to Original Coors and Coors Light. G&A expenses increased due to continued investments made in domestic and foreign sales organizations; incentive compensation increases; increases in officers' life insurance expenses; increases in costs of operating distributorships (a distributorship was acquired in 1995); and increases in administrative costs for certain foreign operations. Research and development expenses decreased due to the planned reduction in the number of capital projects in 1996.

Net non-operating expenses in 1996 declined 14.9% from 1995 because of a 47.5% increase in net miscellaneous income offset in part by a 5.4% increase in net interest expense. Increased royalties earned on certain can-decorating technologies caused the increase in miscellaneous income. Additionally, even though the Company repaid $38 million in principal on its medium-term notes and incurred no interest charges on its line of credit (no amounts were borrowed against the line of credit during 1996), net interest expense increased due to interest incurred on the private placement Senior Notes and reductions in the amount of interest capitalized on capital projects.

The Company's effective tax rate increased to 41.8% in 1996 from 41.6% in 1995 primarily due to changes in cash surrender values of officers' life insurance. Further, the 1996 effective tax rate exceeded the statutory rate because of the effects of certain non-deductible expenses and foreign investments.

Net earnings for 1996 were $47.3 million, or $1.24 per share, compared to $33.9 million, or $0.89 per share, for 1995, representing a 39.3% increase in earnings per share.

1995 vs. 1994: Although total unit volume declined 0.3%, 1995 net sales increased 0.7% from 1994 because of fourth quarter price increases in a few high volume states and, to a lesser extent, because of volume increases in higher-priced international markets. Lower Zima volumes negatively impacted net sales; Zima volumes declined approximately 49% in 1995 versus 1994's national rollout volumes.

In 1995, gross profit decreased $15.8 million and also decreased as a percentage of net sales, down to 34.8% from 36.0% in 1994. This decrease was primarily due to significant increases in aluminum and other packaging costs and reduced Zima sales volume, which has a higher gross profit margin than other brands. Non-recurring costs from the sale of the power plant equipment and support facilities, the operation of the RMBC plant, and the write-off of obsolete packaging supplies also impacted gross profit unfavorably; however, container joint venture income partially offset these costs (see Note 10 to the financial statements in Item 8).

From 1994 to 1995, operating income declined 30.8% because of the decrease in gross profit, as discussed previously; a 2.3% increase in marketing expenses, including advertising; a 2.2% increase in G&A expenses; and a 16.0% increase in research and development expenses. The Company's efforts to strengthen the domestic and international sales organizations increased marketing expenses. Total advertising expense was relatively unchanged from 1994; however, the focus was redirected from Zima, Artic Ice, and Artic Ice Light to Coors Light and new brand introductions. Labor cost increases and continuing efforts to develop and execute ACC's performance initiatives caused the increase in G&A expenses. The increase in the numbers of new products and packages being considered increased research and development expenses.

Net non-operating expense increased $3.2 million in 1995 compared to 1994. Although ACC paid $44 million in principal on its medium-term notes, interest expense increased 3.5% in 1995 over 1994 due to the additional $100 million placement of Senior Notes in the third quarter of 1995. Further, miscellaneous income decreased 42.8% in 1995 due to non-recurring gains recognized in 1994 on sales of a distributorship and certain other investments.

The Company's effective tax rate declined in 1995 to 41.6% from 45.0% in 1994, primarily due to the effect of a valuation allowance for a tax loss carryforward and some non-recurring, non-taxable income items in 1995. The 1995 effective tax rate exceeded the statutory rate because of certain non-deductible expenses.

Net earnings for 1995 were $33.9 million, or $0.89 per share, compared to $49.7 million, or $1.30 per share, for 1994, representing a 31.5% decline in earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 29, 1996, ACC had working capital of $124.2 million, and its net cash position was $110.9 million compared to $32.4 million as of December 31, 1995, and $27.2 million as of December 25, 1994. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements; scheduled principal and interest payments on indebtedness; dividend payments; and anticipated capital expenditures of approximately $85 million for production equipment, information systems, repairs and upkeep, and environmental compliance.

Operating activities: Net cash provided by operating activities was $195.1 million for 1996, $90.1 million for 1995, and $186.4 million for 1994. The increase in cash flows provided by operating activities in 1996 compared to 1995 was primarily attributable to decreases in inventories; moderate decreases (relative to significant decreases in 1995) in accounts payable and accrued expenses and other liabilities;
and decreases in accounts and notes receivable. The decrease in inventories primarily resulted from a higher proportion of shipments directly to distributors rather than shipments through its satellite redistribution centers. The moderate decreases in accounts payable and accrued expenses and other liabilities relative to 1995 reflects the significant payment of obligations to various suppliers, including advertising agencies, in 1995. Accounts and notes receivable declined because sales were lower during the last 12 to 16 days of 1996 than during the same period of 1995. CBC's credit terms are generally 12 to 16 days.

The 1995 decrease in cash flows from operations was primarily due to lower net income, significantly lower accounts payable and other liabilities, and increases in accounts and notes receivable and other assets. The reduction in accounts payable reflects the payment of obligations to various suppliers, including advertising agencies. Some of these amounts were particularly high at the end of 1994 due to new or markedly different supplier relationships, such as the new container joint venture between CBC and ANC. Other liabilities declined in 1995 primarily due to the payment of obligations for the Lowry site and 1993 restructuring accruals. Accounts and notes receivable increased in 1995 because of an increase in international credit sales, which was partially offset by decreased receivables from the container joint venture. Other assets increased primarily due to increased investments and equity in the container joint ventures.

Investing activities: During 1996, ACC spent $56.9 million on investing activities compared to $116.2 million in 1995 and $174.7 million in 1994. Capital expenditures decreased to $64.8 million in 1996 from $145.8 million in 1995 and $160.3 million in 1994. In 1996, capital expenditures focused on information systems and expansion of packaging capacity, while 1995 expenditures focused on upgrades and expansion of Golden-based facilities - particularly bottling capacity. In 1994, capital expenditures focused on expansion of facilities (primarily bottling capacity) and the purchase of a brewery in Zaragoza, Spain. Proceeds from property sales were $8.1 million in 1996, compared to $44.4 million in 1995 and $4.4 million in 1994. The Company primarily sold distribution rights in 1996. Proceeds from property sales in 1995 were unusually high because of the sale of the power plant equipment and support facilities for $22.0 million and certain bottleline machinery and equipment, under a sale-leaseback transaction, for $17.0 million. Intangible assets and other items declined $0.2 million in 1996 compared to increases of $14.8 million in 1995 and $18.7 million in 1994. Purchases of distributorships increased intangible assets in 1995 and 1994.

Financing activities: ACC spent $59.3 million on financing activities during 1996 due primarily to principal payments on its medium-term notes of $38.0 million, purchases of Class B common stock for $3.0 million, and dividend payments of $19.0 million.

During 1995, the Company generated $31.0 million of cash from financing activities due to the receipt of $100 million from a private placement of Senior Notes, which was offset by principal payments on medium-term notes of $44 million, purchases of Class B common shares of $9.9 million, and dividend payments of $19.1 million.

ACC spent $67.0 million on financing activities in 1994. These activities included principal repayments on medium-term notes of $50 million and dividend payments of $19.1 million.

Debt obligations: As of December 29, 1996, ACC had $88 million outstanding in medium-term notes. With cash on hand, the Company repaid principal of $38 million on these notes in 1996. Principal payments of $44 million in 1995 and $50 million in 1994 were funded by a combination of cash on hand and borrowings. Fixed interest rates on these notes range from 8.63% to 9.05%. Aggregate annual maturities on outstanding notes are $17 million in 1997, $31 million in 1998, and $40 million in 1999.

In the third quarter of 1995, ACC completed a $100 million private placement of Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. The repayment schedule is $80 million in 2002 and $20 million in 2005. The proceeds from this borrowing were used primarily to reduce debt under the revolving line of credit and to repay principal on the medium-term notes.

The Company's debt-to-total capitalization ratio was 21.2% at the end of 1996, 24.9% at the end of 1995, and 20.6% at the end of 1994.

Revolving line of credit: In addition to the medium-term notes and the private placement Senior Notes, the Company has an unsecured, committed revolving line of credit totaling $144 million. From time to time, this line of credit is used for working capital requirements and general corporate purposes. As of December 29, 1996, the full $144 million was available. For 1996, ACC met the two financial covenants under this line of credit: a minimum tangible net worth requirement and a debt-to-total capitalization requirement.

Hedging activities: As of December 29, 1996, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations of changes in the underlying foreign exchange rate. Any variation in the exchange rate accruing to the contract would be directly offset by an equal change in the related obligation. Therefore, after execution of the contract, variations in exchange rates would not impact the Company's financial statements. ACC's hedging activities and hard currency exposures are minimal. The Company does not enter into derivative financial instruments for speculation or trading purposes.

Stock repurchase plan: On December 20, 1996, the board of directors authorized the repurchase of up to $40 million of ACC's outstanding Class B common stock during 1997. Repurchases will be financed by funds generated from operations or short-term borrowings.

OUTLOOK 1997

Following industry pricing trends, CBC raised prices in the first quarter of 1997 in the majority of its U.S. markets. The increases in 1997 were smaller than those achieved in 1996. Additionally, several key markets, most notably Texas, did not absorb a 1997 price increase.
CBC continues to be pressured by the industry pricing environment; 1997 price increases are expected to be smaller than those in 1996. There is also uncertainty as to the degree to which these increases may be eroded by price discounting and the degree to which these increases may impact volume.

International income is expected to be up in 1997 primarily due to the Company's Canadian business. The Company's interim agreement with Molson, which expires no earlier than July 1, 1997, provides for greater earnings to the Company than royalties recognized under the terminated licensing agreement with Molson. Management continues to work on CBC's options for future business in Canada.

For fiscal 1997, raw material costs are expected to be up slightly. CBC continues to pursue improvements in its operations and technology functions to deliver cost reductions over time.

Total net interest expense is expected to be lower in 1997 resulting from CBC's more favorable cash position and its lower outstanding debt relative to its 1996 financial position. Additional outstanding common stock may be repurchased in 1997 as approved by the ACC board of directors in December 1996.

Overall, sales, marketing, and G&A expenses are likely to be up slightly in 1997. Management continues to monitor CBC's market opportunities and invest behind its brands and its sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis.

The effective tax rate for 1997 is not expected to deviate materially from the 1996 rate.

In 1997, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements) of approximately $85 million. In addition to CBC's 1997 capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997; overall and brand-specific volume trends; pricing trends and industry forces; cost reduction strategies and their results; targeted goals for return on invested capital; the Company's expectations for funding its 1997 capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products, and reduce its overall cost structure. The most important factors that could influence the achievement of these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

- the inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products;

- the Company's inability to develop its Canadian business more profitably than under previous arrangements;

- the potential erosion of recent price increases through discounting or a higher proportion of sales in multi-packs;

- a potential shift in consumer preferences toward lower-priced products in response to price increases;

- a potential shift in consumer preferences away from the premium light beer category including Coors Light;

- the intensely competitive, slow-growth nature of the beer industry;

- demographic trends and social attitudes that can reduce beer sales;

- the continued growth in the popularity of microbrews and other specialty beers;

- increases in the cost of aluminum, paper packaging, and other raw materials;

- the Company's inability to reduce manufacturing, freight, and overhead costs to more competitive levels;

- changes in significant government regulations affecting environmental compliance, income taxes, and advertising or other marketing efforts for the Company's products;

- increases in federal or state beer excise taxes;

- increases in rail transportation rates or interruptions of rail service;

- potential impact of industry consolidation; and

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social, and economic factors.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in the Company's other filings with the Securities and Exchange Commission.

ENVIRONMENTAL

The Company was one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for the Lowry site, a legally permitted landfill owned by the City and County of Denver. In 1990, the Company recorded a special pretax charge of $30 million for potential cleanup costs of the site.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. brought litigation in 1991 in U.S. District Court against the Company and 37 other PRPs to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share, based on the $120 million assumption, to a trust for payment of site remediation, operating, and maintenance costs.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. are expected to implement site remediation. The EPA's projected costs to meet the announced remediation objectives and requirements are below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study, and remediation costs. Settlements were reached during 1993 and 1994 with all defendants, and, as a result, the Company recognized a special pretax credit of $18.9 million in the fourth quarter of 1994.

From time to time, ACC also is notified that it is or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of cleanup, its share of the total cost or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or insurance coverage. However, based on investigations to date, the Company believes that any liability would be immaterial to its financial position and results of operations for these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional CERCLA sites in the future, or that the costs associated with those additional sites will not be material.

While it is impossible to predict the Company's eventual aggregate cost for environmental and related matters, management believes that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to the Company's results of operations or its financial or competitive position. The Company believes adequate disclosures have been provided for losses that are reasonably possible. Further, as the Company continues to focus on resource conservation, waste reduction, and pollution prevention, it believes that potential future liabilities will be reduced.

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements                                    Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                             27

          Consolidated Statements of Income for each of
            the three years in the period ended December 29, 1996       28

          Consolidated Balance Sheets at December 29, 1996
            and December 31, 1995                                       29-30

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 29, 1996       31

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 29, 1996                                           32

          Notes to Consolidated Financial Statements                    33-51

                   Report of Independent Accountants



To the Board of Directors and Shareholders of Adolph Coors Company:


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 29, 1996, and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE LLP

Denver, Colorado
February 18, 1997
                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                   For the years ended
                                   December 29,   December 31,    December 25,
                                          1996           1995            1994
                                      (In thousands, except per share data)

Sales - domestic and international  $2,111,544     $2,064,802      $2,044,867
Less beer excise taxes                 379,311        385,216         377,659
Net sales                            1,732,233      1,679,586       1,667,208

Costs and expenses:
  Cost of goods sold                 1,117,866      1,095,520      1,067,326
  Marketing, general
    and administrative                 514,246        503,503        492,403
  Research and project development      12,761         15,385         13,265
  Special charges (credits) (Note 9)     6,341        (15,200)       (13,949)
     Total                           1,651,214      1,599,208      1,559,045

Operating income                        81,019         80,378        108,163

Other income (expense):
  Interest income                        2,821          1,345          1,546
  Interest expense                     (13,907)       (11,863)       (11,461)
  Miscellaneous - net                    5,042          3,418          5,972
     Total                              (6,044)        (7,100)        (3,943)

Income before income taxes              74,975         73,278        104,220

Income tax expense (Note 5)             31,550         30,100         46,100

Net income                          $   43,425     $   43,178     $   58,120


Net income per common share         $     1.14     $     1.13     $     1.52

Weighted average number of outstanding
   common shares                        37,991         38,170         38,283


See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                  December 29,    December 31,
                                                         1996            1995
                                                         (In thousands)
Assets

Current assets:
  Cash and cash equivalents                        $  110,905        $ 32,386
  Accounts and notes receivable:
    Trade, less allowance for doubtful accounts
      of $275 in 1996 and $30 in 1995                  86,421          89,579
    Affiliates                                         14,086          16,329
    Other                                              13,836          10,847

  Inventories:
    Finished                                           43,477          58,486
    In process                                         23,157          28,787
    Raw materials                                      40,737          37,298
    Packaging materials, less allowance for
      obsolete inventories of $1,046 in 1996
      and $1,000 in 1995                               13,699          14,854
                                                      121,070         139,425

  Other supplies, less allowance for obsolete
    supplies of $2,273 in 1996 and $1,942 in 1995      36,103          39,364
  Prepaid expenses and other assets                    24,794          13,634
  Deferred tax asset (Note 5)                           9,427          18,629
      Total current assets                            416,642         360,193

Properties, at cost less accumulated
  depreciation, depletion, and amortization
  of $1,313,709 in 1996 and $1,219,473
  in 1995 (Note 2)                                    814,102         887,409

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $4,778 in 1996 and $4,097 in 1995                 21,374          26,470

Other assets (Note 10)                                110,418         110,458

Total assets                                       $1,362,536      $1,384,530


                                                   December 29,   December 31,
                                                          1996           1995
Liabilities and Shareholders' Equity                        (In thousands)

Current liabilities:
  Current portion of long-term debt (Note 4)        $   17,000     $   36,000
  Accounts payable:
    Trade                                              110,696        118,207
    Affiliates                                          12,424         14,142
  Accrued salaries and vacations                        39,482         37,178
  Taxes, other than income taxes                        30,976         39,788
  Federal and state income taxes (Note 5)                8,983          9,091
  Accrued expenses and other liabilities                72,887         69,257
    Total current liabilities                          292,448        323,663

Long-term debt (Note 4)                                176,000        195,000

Deferred tax liability (Note 5)                         76,083         67,589

Postretirement benefits (Note 8)                        69,773         69,827

Other long-term liabilities                             32,745         33,435

      Total liabilities                                647,049        689,514

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10, and 12)

Shareholders' equity (Notes 6 and 11):
  Capital stock:
      Preferred stock, non-voting, $1 par value
      (authorized: 25,000,000 shares; issued: none)         --             --
      Class A common stock, voting, $1
      par value, (authorized and issued:
      1,260,000 shares)                                  1,260          1,260
      Class B common stock, non-voting,
      no par value, $0.24 stated value
      (authorized: 100,000,000 shares;
      issued: 36,662,404 in 1996 and
      36,736,512 in 1995)                                8,729          8,747
         Total capital stock                             9,989         10,007

  Paid-in capital                                       31,436         33,719
  Retained earnings                                    671,972        647,530
  Foreign currency translation adjustment                2,090          3,760

      Total shareholders' equity                       715,487        695,016


Total liabilities and shareholders' equity          $1,362,536     $1,384,530


See notes to consolidated financial statements.
                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the years ended
                                     December 29,    December 31,  December 25,
                                            1996            1995          1994
                                                       (In thousands)
Cash flows from operating activities:
  Net income                          $   43,425      $   43,178   $    58,120
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation, depletion, and
     amortization                        121,121         122,830       120,793
    Deferred income taxes                 17,696           3,610        20,071
    Loss on sale or abandonment of
      properties and intangibles          12,535           1,274           808
    Change in operating assets and
     liabilities:
       Accounts and notes receivable       2,232          (9,952)      (30,264)
       Inventories                        18,076           2,135         5,627
       Other assets                       (8,086)        (16,659)       (5,899)
       Accounts payable                   (8,175)        (32,180)       43,054
       Accrued expenses and other
        liabilities                       (3,712)        (24,139)      (25,884)
         Net cash provided by
           operating activities          195,112          90,097       186,426

Cash flows from investing activities:
  Additions to properties                (64,799)       (145,797)     (160,314)
  Proceeds from sale of properties
    and intangibles                        8,098          44,448         4,382
  Additions to intangible assets            (313)        (11,802)      (16,876)
  Other                                      102          (3,021)       (1,863)
         Net cash used in investing
           activities                    (56,912)       (116,172)     (174,671)

Cash flows from financing activities:
  Proceeds from long-term debt                --         100,000            --
  Principal payment of long-term debt    (38,000)        (44,000)      (50,000)
  Issuance of stock under stock plans        649           4,117         2,102
  Purchase of stock                       (2,950)         (9,936)           --
  Dividends paid                         (18,983)        (19,066)      (19,146)
  Other                                       --            (116)           24
         Net cash (used in) provided
           by financing activities       (59,284)         30,999       (67,020)

Cash and cash equivalents:
  Net increase (decrease) in cash
    and cash equivalents                  78,916           4,924       (55,265)
  Effect of exchange rate changes on
    cash and cash equivalents               (397)            294           222
  Balance at beginning of year            32,386          27,168        82,211

  Balance at end of year              $  110,905      $   32,386   $    27,168

See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Foreign
                            Common stock                      currency
                               issued      Paid-in  Retained translation
                           Class A Class B capital  earnings adjustment  Total
                                     (In thousands, except per share data)

Balances, December 26, 1993 $ 1,260 $ 8,795  $37,388  $584,444   $40  $631,927
Shares issued under stock
  plans                                  30    2,072                     2,102
Other                                                          1,198     1,198
Net income                                              58,120          58,120
Cash dividends-$0.50 per share                         (19,146)        (19,146)
Balances, December 25, 1994   1,260   8,825   39,460   623,418 1,238   674,201
Shares issued under stock
  plans                                  59    4,058                     4,117
Purchase of stock                      (137)  (9,799)                   (9,936)
Other                                                          2,522     2,522
Net income                                              43,178          43,178
Cash dividends-$0.50 per share                         (19,066)        (19,066)
Balances, December 31, 1995   1,260   8,747   33,719   647,530 3,760   695,016
Shares issued under stock
  plans                                  16      633                       649
Purchase of stock                       (34)  (2,916)                   (2,950)
Other                                                         (1,670)   (1,670)
Net income                                              43,425          43,425
Cash dividends-$0.50 per share                         (18,983)        (18,983)
Balances, December 29, 1996 $ 1,260 $ 8,729  $31,436  $671,972$2,090  $715,487


See notes to consolidated financial statements.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Significant Accounting Policies

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

Nature of operations: The Company is a multinational brewer and marketer of beer and other malt-based beverages. The vast majority of the Company's volume is sold in the United States to independent wholesalers. The Company's international volume is produced, marketed, and distributed under varying business arrangements including export, direct investment, joint ventures, and licensing.

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 29, 1996, a 52-week period; December 31, 1995, a 53-week period; and December 25, 1994, a 52-week period.

Concentration of credit risk: The majority of the accounts receivable balances are from malt beverage distributors. The Company secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees, and/or letters of credit.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories.

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $43.1 million and $42.2 million at December 29, 1996, and December 31, 1995, respectively. During
1996 and 1995, total inventory costs and quantities were reduced resulting in LIFO liquidations, the effects of which were not material.

Properties: Land, buildings, and equipment are stated at cost.
Depreciation is provided principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 20 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

The Company continually evaluates its assets to assess their recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operations if permanent diminution in value occurs.

Hedging transactions: The Company periodically enters into short-term forward, future, and option contracts for foreign currency and commodities to hedge its exposure to exchange rates and price fluctuations for raw materials and fixed assets used in the production of beer. The gains and losses on these contracts are deferred and recognized in cost of sales as part of the product cost.

As of December 29, 1996, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts eliminated the risk to financial position and results of operations of changes in the underlying foreign exchange rate. Any variation in the exchange rate accruing to the contract would be directly offset by an equal change in the related obligation. Therefore, after the execution of the contract, variations in exchange rates would not impact the Company's financial statements. The Company's hedging activities and hard currency exposures are minimal. The Company does not enter into derivative financial instruments for speculation or trading purposes.

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period.

Advertising: Advertising costs, included in marketing, general and administrative, are expensed when the advertising first takes place. Advertising expense was $331.9 million, $330.4 million, and $327.6 million for years 1996, 1995, and 1994, respectively. The Company had $10.9 million and $8.9 million of prepaid advertising production costs reported as assets at December 29, 1996, and December 31, 1995, respectively.

Environmental expenditures: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be estimated reasonably.

Net income per common share: Net income per common share is based on the weighted average number of shares of common stock outstanding during each year.

Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximate their carrying value. The Company's 1995 investment in the Rocky Mountain Bottle Company was a $16.2 million non-cash transaction that is not reflected as an investing activity in the Statement of Cash Flows. Income taxes paid were $13.2 million in 1996, $15.8 million in 1995, and $31.0 million in 1994.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion, and amortization consists of the following:
                                                 As of
                                 December 29,          December 31,
                                        1996                  1995
                                          (In thousands)

Land and improvements             $   98,666            $   98,404

Buildings                            477,184               470,677

Machinery and equipment            1,511,665             1,436,254

Natural resource properties           10,423                10,954

Construction in progress              29,873                90,593
                                   2,127,811             2,106,882
Less accumulated depreciation,
 depletion, and amortization       1,313,709             1,219,473

Net properties                    $  814,102            $  887,409


At December 29, 1996 and December 31, 1995, properties included
$21.5 million and $7.5 million in unamortized internally-developed and purchased software costs, respectively. Amortization expense related to this software totaled $5.0 million, $2.2 million, and $1.1 million for 1996, 1995, and 1994, respectively.

Interest capitalized, expensed, and paid was as follows:

                                   For the years ended
                        December 29,   December 31,   December 25,
                               1996           1995           1994
                                      (In thousands)

Interest costs              $17,057        $18,433        $17,761

Interest capitalized         (3,150)        (6,570)        (6,300)

Interest expensed           $13,907        $11,863        $11,461

Interest paid               $17,711        $16,613        $21,169


NOTE 3:

Leases

The Company leases certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. At December 29, 1996, the minimum aggregate rental commitment under all non-cancelable leases was (in thousands): 1997, $9,684; 1998, $5,290; 1999,
$3,242; 2000, $1,906; and $13,734 for years thereafter. Total rent expense was (in thousands) $11,680, $10,376, and $11,231 for years 1996, 1995, and 1994, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:

                                                 As of
                             December 29, 1996          December 31, 1995
                             Carrying      Fair         Carrying     Fair
                              value        value         value      value
                                             (In thousands)

Medium-term notes           $ 88,000    $ 94,000       $126,000  $134,000
Senior notes                 100,000     101,000        100,000   106,000
Industrial development bonds   5,000       5,000          5,000     4,000

Total                        193,000     200,000        231,000   244,000

Less current portion          17,000      17,000         36,000    37,000
                            $176,000    $183,000       $195,000  $207,000


Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

As of December 29, 1996, the Company had outstanding $88 million of unsecured medium-term notes. Interest is due semiannually in April and October at fixed interest rates ranging from 8.63% to 9.05% per annum. Aggregate annual maturities for the notes issued are $17 million in 1997, $31 million in 1998, and $40 million in 1999.

On July 14, 1995, the Company completed a $100 million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The Notes are payable as follows: $80 million in 2002 and $20 million in 2005.

The Company is obligated to pay the principal, interest, and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September, and December. The interest rate on December 29, 1996 was 4.3%.

The Company has an unsecured, committed credit arrangement totaling $144 million and as of December 29, 1996, had all $144 million available. This line of credit has a three-year term through December 12, 1998. Fees paid under this line of credit include a facilities fee on the total amount of the committed credit and a commitment fee, which is based on the undrawn portion of the line of credit. The only restriction for withdrawal is that the Company meet specific covenant criteria. The Company was in compliance with the covenants for all years presented. As of December 29, 1996, the Company also had approximately $100 million of uncommitted credit arrangements available, of which none was outstanding. The Company pays no commitment fees for these uncommitted arrangements, which are on a funds-available basis. Interest rates are negotiated at the time of borrowing.

NOTE 5:

Income Taxes

Income tax expense includes the following current and deferred provisions:

                                          For the years ended
                               December 29,   December 31,   December 25,
                                      1996           1995           1994
                                             (In thousands)
Current:
  Federal                        $   8,878      $  24,275      $  19,875
  State and foreign                  4,976          2,215          6,154

Total current tax expense           13,854         26,490         26,029

Deferred:
  Federal                           12,154          6,062         16,804
  State and foreign                  5,542         (2,452)         3,267

Total deferred tax expense          17,696          3,610         20,071

Total income tax expense         $  31,550      $  30,100      $  46,100


The Company's income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                           For the years ended
                                 December 29,   December 31    December 25,
                                        1996           1995           1994

Expected tax rate                      35.0%          35.0%          35.0%
State income taxes, net of
  federal benefit                       4.3            4.7            5.1
Revaluation of deferred
  income tax liability                   --             --            0.8
Effect of foreign investments           1.6             .6           (0.2)
Non-deductible expenses and losses      1.9             .8            1.3
Other, net                             (0.8)            --            2.2
  Effective tax rate                   42.0%          41.1%          44.2%

The Company's deferred taxes are composed of the following:

                                                         As of
                                             December 29,   December 31,
                                                    1996           1995
Current deferred tax assets:                       (In thousands)
  Deferred compensation and other
    employee related                            $ 11,865       $ 11,491
  Change in balance sheet reserves
    and accruals                                   9,051          8,216
  Other                                            2,054          1,583
    Total current deferred tax assets             22,970         21,290

Current deferred tax liabilities:
  Change in balance sheet reserves
    and accruals                                   4,545          2,398
  Other                                            8,998            263
    Total current deferred tax liabilities        13,543          2,661

      Net current deferred tax assets           $  9,427       $ 18,629

Non-current deferred tax assets:
  Book in excess of tax depreciation
    and amortization                            $  7,895       $  7,848
  Loss on sale or write-down of assets             6,297          4,851
  Deferred compensation and other
    employee related                               7,077          7,066
  Change in balance sheet reserves
    and accruals                                   9,006          8,851
  Other employee postretirement
    benefits                                      27,724         29,239
  Environmental accruals                           2,308          2,327
  Deferred foreign losses                             --          4,779
  Other                                            3,403          2,841
    Total non-current deferred tax assets         63,710         67,802

Non-current deferred tax liabilities:
  Tax in excess of book
    depreciation and amortization                132,339        130,091
  Capitalized interest                             5,708          3,002
  Other                                            1,746          2,298
    Total non-current deferred tax liabilities   139,793        135,391

      Net non-current deferred tax liabilities  $ 76,083       $ 67,589

The Internal Revenue Service currently is examining the federal income tax returns for fiscal years 1991 through 1995. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACX are parties to a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution of ACX stock and the assignment of responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as tax-free (see Note 12).

NOTE 6:

Stock Option, Restricted Stock Award, and Employee Award Plans

At December 29, 1996, the Company has four stock-based compensation plans, which are described in greater detail below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      1996         1995
                                                   (In thousands, except
                                                      per share data)
Net income                        As reported       $ 43,425   $ 43,178
                                  Pro forma         $ 42,793   $ 41,799

Net income per common share       As reported       $   1.14   $   1.13
                                  Pro forma         $   1.13   $   1.10

The weighted-average fair value of options
granted under the 1990 Equity Incentive Plan
during the year is:                                 $   7.21   $   6.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.535% and 2.78%; expected volatility of 26.7% for both years, risk-free interest rates of 5.74% and 7.93% for the 1990 Plan options, and expected lives of 10 and nine years for the 1990 Plan options.

1983 Plan:  The 1983 non-qualified Adolph Coors Company Stock
Option Plan, as amended, (the 1983 Plan) provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant. No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan.

A summary of the status of the Company's 1983 Plan as of December
29, 1996, December 31, 1995, and December 25, 1994, and changes during the years ending on those dates is presented below:
                                                          Options exercisable
                                                              at year end
                                              Weighted-             Weighted-
                                               average               average
                                              exercise              exercise
                                     Shares     price      Shares     price
Outstanding at December 26, 1993    538,568      $15.84
  Exercised                         109,630       15.21
  Forfeited                          17,837       18.06
Outstanding at December 25, 1994    411,101       15.92   411,101    $15.92
  Exercised                         228,636       15.24
  Forfeited                          13,811       18.02
Outstanding at December 31, 1995    168,654       16.66   168,654     16.66
  Exercised                         100,231       16.54
  Forfeited                          18,908       21.97
Outstanding at December 29, 1996     49,515       14.85    49,515     14.85

Common stock reserved for options under the 1983 Plan as of December 29, 1996, December 31, 1995, and December 25, 1994 was
712,998 shares, 694,090 shares, and 680,279 shares, respectively.

1990 Plan: The 1990 Equity Incentive Plan (1990 EI Plan) that became effective January 1, 1990, as amended, provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant. Prior to 1994, one-third of the stock option grant was vested in each of the three successive years after the date of grant. Effective January 1, 1994, stock options vest at 10% for each $1 increase in fair market value of ACC stock from date of grant, with a one-year holding period, or vest 100% after nine years. Once a portion has vested, it is not forfeited even if the fair market value drops.

A summary of the status of the Company's 1990 EI Plan as of December 29, 1996, December 31, 1995, and December 25, 1994, and changes during the years ending on those dates is presented below:

                                                          Options exercisable
                                                              at year end
                                              Weighted-             Weighted-
                                               average               average
                                              exercise              exercise
                                     Shares     price      Shares     price
Outstanding at December 26, 1993    309,698      $15.57
  Granted                           530,693       16.25
  Exercised                          17,288       15.08
  Forfeited                          47,855       16.07
Outstanding at December 25, 1994    775,248       16.02   232,635     $15.44
  Granted                           600,561       16.75
  Exercised                          25,190       14.98
  Forfeited                          64,567       16.57
Outstanding at December 31, 1995  1,286,052       16.35   512,708      15.95
  Granted                           614,674       21.27
  Exercised                         107,327       16.26
  Forfeited                          70,035       18.84
Outstanding at December 29, 1996  1,723,364       18.01   846,273      16.30

Common stock reserved for options under the 1990 EI Plan as of December 29, 1996, December 31, 1995, and December 25, 1994 was
3,105,844 shares, 3,650,483 shares, and 1,186,477 shares, respectively.

In 1996, 45,390 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock awards is over a three-year period from the date of grant. The compensation cost associated with these awards is amortized to expense over the vesting period. Compensation cost associated with these awards was immaterial in 1996 and 1995.

1991 Plan: In 1991, the Company adopted the Equity Compensation Plan for Non-Employee Directors (EC Plan). The EC Plan provides for two grants of the Company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his remaining 80% retainer in cash, restricted stock, or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 1996 and 1995.

1995 Supplemental Compensation Plan: In 1995, the Company adopted a supplemental compensation plan that covers substantially all its employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of the Company's Class B common stock. CSUs have a six-month holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, shares of the Company's Class B common stock.
Awards under the plan in 1996 and 1995 were immaterial.

Common stock reserved for this plan as of December 29, 1996, and December 31, 1995, was 83,707 shares and 84,000 shares, respectively.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments, and real estate. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $24.8 million in 1996, $22.7 million in 1995, and $29.5 million in 1994. These amounts include the Company's matching for the savings and investment (thrift) plan of $5.7 million for 1996, $5.7 million for 1995, and $5.8 million for 1994. The increase in 1996 pension expense versus 1995 was caused primarily by a decrease in the discount rate (settlement rate) from the 1995 rate of 8.5% to the 1996 rate of 7.25%. The decrease in pension expense in 1995 versus 1994 was caused primarily by an increase in the discount rate (settlement rate) from the 1994 rate of 7.25% to the 1995 rate of 8.5%. Pension expense in years 1994 and 1996 were calculated at the same 7.25% discount (settlement) rate, but expense in 1996 was significantly lower than 1994 because consistent contributions and strong investment returns have boosted asset levels, which results in higher actuarially assumed returns and lower pension expense.

Note that the settlement rates shown in the table were selected for use at the end of each of the years shown. Actuaries calculate pension expense annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.

                                            For the years ended
                                December 29,    December 31,  December 25,
                                       1996            1995          1994
                                               (In thousands)

Service cost-benefits earned
  during the year                  $ 12,729        $  9,858      $ 12,517

Interest cost on projected
  benefit obligations                31,162          29,285        28,377

Actual gain on plan assets          (65,504)        (69,346)         (872)

Net amortization and deferral        40,691          47,005       (16,351)

Net pension expense                $ 19,078        $ 16,802      $ 23,671



The funded status of the pension plans and amounts recognized in the accompanying balance sheets are as follows:
                                                             As of
                                                  December 29,  December 31,
                                                         1996          1995
                                                          (In thousands)

Actuarial present value of accumulated plan benefits,
  including vested benefits of $332,444 in 1996 and
  $311,366 in 1995                                   $350,506      $341,595

Projected benefit obligations for
  services rendered to date                          $422,516      $423,614

Plan assets available for benefits                    394,206       330,823

Plan assets less than projected benefit obligations    28,310        92,791

Unrecognized net gain (loss)                            2,359       (62,492)

Prior service cost not yet recognized                 (18,851)      (20,897)

Unrecognized net assets being recognized
  over 15 years                                         5,800         7,491

Net accrued pension liability                        $ 17,618      $ 16,893


Significant assumptions used in determining the valuation of the projected benefit obligations as of the end of 1996, 1995, and 1994 were:

                                                 1996        1995       1994

Settlement rate                                  7.75%       7.25%      8.50%

Increase in compensation levels                  5.00%       5.00%      5.00%

Rate of return on plan assets                   10.25%       9.75%      9.50%

NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 10.0% in 1996 to 5.0% in the year 2007. The effect of an annual 1% increase in trend rates would increase the accumulated postretirement benefit obligation by approximately $1.9 million and $4.7 million in 1996 and 1995, respectively. The effect of a 1% increase in trend rates also would have increased the ongoing annual cost by $0.6 million and $0.7 million in 1996 and 1995, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% at December 29, 1996, and December 31, 1995, respectively.

Net periodic postretirement benefit cost included the following:

                                                 For the years ended
                                      December 29,  December 31,  December 25,
                                             1996          1995          1994
                                                  (In thousands)
Service cost-benefits attributed to
  service during the period              $  2,065      $  2,281     $   3,097

Interest cost on accumulated
  postretirement benefit obligation         5,082         6,426         6,698

Amortization of net loss (gain)              (310)         (560)           78

Net periodic postretirement benefit cost $  6,837      $  8,147     $   9,873


Effective November 29, 1995, changes were made to postretirement life insurance and medical benefits which resulted in a curtailment gain of $3.3 million and $18.6 million in 1996 and 1995, respectively. The 1996 decrease in plan expense resulted principally from the curtailment of these benefits.
The status of the postretirement benefit plan was as follows:

                                                              As of
                                                   December 29,   December 31,
                                                          1996           1995
                                                         (In thousands)
  Retirees                                            $ 39,780       $ 35,465

  Fully eligible active plan participants                5,014         11,146

  Other active plan participants                        17,883         22,935

    Accumulated postretirement obligation               62,677         69,546

  Unrecognized net gain                                  8,452            975

  Unrecognized prior service cost                        2,209          2,871

    Accrued postretirement benefit obligation           73,338         73,392

  Less current portion                                   3,565          3,565
                                                      $ 69,773       $ 69,827

NOTE 9:

Special Charges (Credits)

The annual results for 1996 include a pretax net special charge of $6.3 million which resulted in expense of $0.10 per share after tax. Second quarter results include a $5.2 million pretax charge for the ongoing Molson legal proceedings and severance costs for restructuring the Company's engineering and construction operations. Results of the third quarter include a $6.7 million pretax credit for underpaid past royalties and interest from Molson (net of related legal expenses) and income from the continuing effect of changes made in payroll-related practices during 1995. Fourth quarter results include a $7.9 million pretax charge for Molson-related legal expenses, partially offset by underpaid past royalties from Molson and the continuing effect of changes made in payroll-related practices during 1995.

Fourth quarter results for 1995 include a pretax net special credit of $15.2 million which resulted in income of $0.24 per share after tax. The net credit was primarily the result of a gain for the curtailment of certain postretirement benefits other than pensions (see Note 8). Offsetting a portion of this curtailment gain are severance charges for limited reductions of the Company's work force.

Fourth quarter results for 1994 include a pretax net special credit of $13.9 million and resulted in income of $0.22 per share after tax. Two nonrecurring items contributed to the net credit.
First, the Company reached a settlement with a number of its insurance carriers which enabled it to recover a portion of the costs associated with the Lowry Landfill Superfund site. Offsetting this was a write-down for impairment of certain distributor assets.

In 1993, the Company restructured certain of its operations. This restructuring charge and subsequent activity are summarized as follows:

                                             Workplace
                                 Personnel    redesign      Total

Balance as of December 26, 1993   $ 12,316    $ 18,400   $ 30,716

1994 payments                        3,045      16,480     19,525

Balance as of December 25, 1994      9,271       1,920     11,191

1995 payments                        4,623       1,920      6,543

Balance as of December 31, 1995      4,648          --      4,648

1996 payments                          647          --        647

Balance as of December 29, 1996   $  4,001    $     --   $  4,001


The majority of the remaining personnel accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions.

NOTE 10:

Investments

Equity investments: The Company has 50% or less owned investments in affiliates that are accounted for using the equity method of accounting. The Company's investments aggregated $47.6 million and $42.3 million at December 29, 1996, and December 31, 1995, respectively. These investment amounts are included in other assets on the Company's consolidated balance sheets.

Summarized condensed balance sheet and income statement information for the Company's equity investments are as follows:

Summarized condensed balance sheet
                                                           As of
                                                December 29,    December 31,
                                                       1996            1995
                                                       (In thousands)
Current assets                                  $    69,975     $    61,370
Non-current assets                                   79,162          58,011
Current liabilities                                  38,186          37,432
Non-current liabilities                               4,236           2,228

Summarized condensed statement of operations
                                            For the years ended
                               December 29,    December 31,    December 25,
                                      1996            1995            1994
                                                (In thousands)
Net sales                      $   357,273     $   363,864     $    49,187
Gross profit                        37,372          44,890           4,032
Operating income (loss)             19,289          32,039          (1,383)
Company's equity in operating
  income                            11,630          13,687           1,112

The Company's share of operating income of these non-consolidated affiliates is primarily included in cost of goods sold on the Company's consolidated statements of income.

In 1995, CBC and Anchor Glass Container Corporation (Anchor) formed a 50/50 joint venture to produce glass bottles at the CBC glass manufacturing facility for sale to CBC and outside customers. In 1996, Owens-Brockway Glass Container, Inc. (Owens) purchased certain Anchor assets and assumed Anchor's role in the partnership. The agreement has an initial term of 10 years and can be extended for additional two-year periods. Under the terms of the agreement, CBC agreed to contribute machinery, equipment, and certain personal property with an approximate net book value of $16.2 million and Owens agreed to contribute technology and capital, which would be used to modernize and expand the capacity of the plant. Also under the agreement, CBC agreed to reimburse certain annual operating costs of the facility and to purchase an annual quantity of bottles, which together represent a 1997 commitment of approximately $59 million. The expenditures under this agreement in 1996 and 1995 were approximately $54 million and $23 million, respectively. Additionally, the companies entered into another agreement that made Owens a long-term, preferred supplier for CBC, satisfying 100% of CBC's other glass requirements.

In 1994, CBC and American National Can Company (ANC) formed a
50/50 joint venture to produce beverage cans and ends at CBC manufacturing facilities for sale to CBC and outside customers.
The agreement has an initial term of seven years and can be extended for two additional three-year periods. Additionally, the agreement requires CBC to purchase 100% of its can and end needs from the joint venture at contracted unit prices and to pay an annual fee for certain operating costs. The aggregate amount paid to the joint venture for cans and ends in 1996 and 1995 was approximately $217 million and $238 million, respectively. In
1994, the aggregate amount paid to the joint venture for ends was approximately $31 million. The estimated cost in 1997 under this agreement for cans and ends is $205 million. Additionally, during 1996, CBC received a $5 million distribution from this joint venture.

Cost investments: CBC invested approximately $22 million in Jinro-
Coors Brewing Company (JCBC) in 1992 for a 33% interest. At that time and thereafter, it has accounted for this investment under the cost basis of accounting given that CBC does not have the ability to exercise significant influence over JCBC and that CBC's investment in JCBC is considered temporary. This investment includes a put option, whereby Jinro Limited, the 67% owner of JCBC guarantees CBC's investment. The put option, which is held for other than trading purposes, entitles CBC to require Jinro
Limited to purchase CBC's investment at the greater of cost or market value in Korean Won through March 1999. JCBC achieved positive operating income in 1996 but has not yet been profitable due to debt service costs.

NOTE 11:

Stock Activity

Common stock: Both classes of common stock have the same rights and privileges, except for voting, which is the sole right of the holder of Class A stock.

The revised Colorado Business Corporation Act, which became effective in July 1994, eliminated the concept of treasury stock for Colorado corporations. Pursuant to that revision, shares that were previously classified as treasury shares were restored to status of "authorized but unissued." This elimination of treasury stock in the Company's consolidated balance sheets reduced the balances of Class B common stock and paid-in capital. At December 31, 1995, the Class B common stock was reduced by $2.3 million to a stated value of $0.24 per share, and paid-in capital was reduced by $26.6 million.

Activity in the Company's Class A and Class B common stock for each of the three years ended December 29, 1996, December 31, 1995, and December 25, 1994, is summarized below:
                                                Common stock
                                           Class A         Class B

Balances at December 26, 1993             1,260,000     36,939,221

Shares issued under stock plans                  --        127,719

Balances at December 25, 1994             1,260,000     37,066,940

Shares issued under stock plans                  --        248,778

Purchase of stock                                --       (579,206)

Balances at December 31, 1995             1,260,000     36,736,512

Shares issued under stock plans                  --        256,897

Purchase of stock                                --       (331,005)

Balances at December 29, 1996             1,260,000     36,662,404

At December 29, 1996, December 31, 1995, and December 25, 1994,
25,000,000 shares of $1 par value preferred stock were authorized but unissued.

On December 20, 1996, the board of directors authorized the repurchase of up to $40 million of ACC's outstanding Class B common stock during 1997.
As of March 14, 1997, the Company has repurchased 413,000 shares for approximately $8.9 million under this stock repurchase program. Additionally, subsequent to year end, the Company purchased 150,000 shares of Class B common stock for $3.2 million from a director of the Company.

NOTE 12:

Commitments and Contingencies

Molson: On October 18, 1996, an arbitration panel ruled that the licensing agreement terminated in 1993 when Miller acquired its ownership interest in Molson. This ruling returns Canadian rights to all CBC brands to CBC and requires Molson to compensate CBC for the period beginning April 2, 1993. Although CBC believes the compensation awarded will be significant, that compensation cannot be quantified until the next phase of arbitration is completed during 1997. Accordingly, no such compensation has been reflected in the 1996 financial statements.

Also in its ruling, the arbitration panel found that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Thus, Molson paid CBC $6.1 million in cash (net of $680,000 of withholding taxes) during 1996 to cover the unpaid royalties plus interest. In January 1997, Molson filed an appeal to this phase of the arbitration. Management believes the appeal is without merit.

CBC and Molson have agreed that Molson will continue to brew and distribute CBC's products for an interim period ending no earlier than July 1, 1997. Income from the interim agreement is based upon actual CBC brand sales volume in Canada and is reported as gross sales in the accompanying financial statements.

Insurance: It is the Company's policy to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation, and general liability contract deductibles.

In 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. The cash surrender value under these policies is approximately $7.5 million. Policyholders have been notified that all claims, benefits, and annuity payments will continue to be paid in full; however, at this time, policyholders are unable to redeem the full value of their policies for cash. A moratorium charge would be applied to policies that are redeemed.

Letters of credit: As of December 29, 1996, the Company has approximately $5.5 million outstanding in letters of credit with certain financial institutions. They generally expire within 12 months from the date of issuance, which range from March 1997 to October 1997. These letters of credit are being maintained as security for performance on certain insurance policies, operations of underground storage tanks, and payments of liquor and duty taxes and energy billings.

Additionally, the product distributor for Coors Japan advances certain funds to Coors Japan under a contractual arrangement between the parties. As of December 29, 1996, such advances totaled approximately $4.3 million.

Power supplies: In 1995, Coors Energy Company (CEC), a subsidiary of CBC, sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a 10-year agreement to purchase 100% of the coal requirements from Bowie. The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In September 1995, CBC concluded the sale of its power plant and support facilities to Trigen. In conjunction with this sale, CBC agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities. CBC's financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $12.5 million for 1997, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and CBC's electricity and steam use.

ACX Technologies, Inc.: At the end of 1992, the Company distributed to its shareholders the common stock of ACX. ACX was formed in late 1992 to own the ceramics, aluminum, packaging, and technology-based development businesses which were then owned by ACC. Joseph Coors, Peter H. Coors, and William K. Coors, directors of both ACC and ACX during 1996, are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 47% of ACX's common stock. Joseph Coors resigned as director of ACX in July 1996. ACC and ACX, or their subsidiaries, have certain business relationships and have engaged, or proposed to engage, in certain transactions with one another, as described below.

CBC is a limited partner in a partnership in which a subsidiary of ACX Technologies, Inc. (ACX) is the general partner. The partnership owns, develops, operates, and sells certain real estate previously owned directly by CBC or ACC. Each partner is obligated to make additional contributions of up to $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum, and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels, and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, ANC has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end, and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock for the joint venture in early 1997. Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. CBC's total purchases under these agreements in 1996 were approximately $145 million. Purchases in 1997 under the packaging and starch supply agreements are estimated to be approximately $120 million.

Investments: In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multiyear signage and advertising package. This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The carrying value of this investment approximates its fair value at December 29, 1996 and December 31, 1995. The recognition of liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Field.

Environmental: In 1991, the City and County of Denver, Waste Management of Colorado, Inc., and Chemical Waste Management, Inc. brought litigation in U.S. District Court against the Company and 37 other "potentially responsible parties" (PRPs) to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share, based on the $120 million assumption, to a trust for payment of site remediation, operating, and maintenance costs. None of these payments were material to the Company's results of operations or financial position.

The City and County of Denver, Waste Management of Colorado,
Inc., and Chemical Waste Management, Inc. are expected to implement site remediation. The Environmental Protection Agency's projected costs to meet the announced remediation objectives and requirements are below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

In 1991, the Company filed suit against certain of its former and current insurance carriers, seeking recovery of past defense costs and investigation, study, and remediation costs.
Settlements were reached during 1993 and 1994 with all defendants, and, as a result, the Company recognized a special pretax credit of $18.9 million in the fourth quarter of 1994 (see Note 9).

Litigation: The Company also is named as defendant in various actions and proceedings arising in the normal course of business.
In all of these cases, the Company is denying the allegations and is vigorously defending itself against them and, in some instances, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect the Company's financial position or results of operations.

NOTE 13:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 29, 1996. During 1996 and 1995, the first, second, and third quarters were 12 weeks. During 1996, the fourth quarter was 12 weeks; during 1995, the fourth quarter was 13 weeks.

In the second, third, and fourth quarters of 1996 and the fourth quarter of 1995, certain adjustments were made which were of a normal and recurring nature. As described in Note 9, income in 1996 was decreased by a special pretax charge of $6.3 million, or $0.10 per share, and income in the fourth quarter of 1995 was increased by a special pretax credit of $15.2 million, or $0.24 per share.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                              First     Second      Third   Fourth        Year
1996                                   (In thousands, except per share data)

Net sales without
  international income     $368,729   $502,426   $453,513 $396,498  $1,721,166
International income          1,258      1,092      1,093    7,624      11,067
Net sales, as currently
  reported                 $369,987   $503,518   $454,606 $404,122  $1,732,233

Gross profit               $107,952   $194,959   $164,156 $147,300  $  614,367

Net (loss) income         ($  3,007)  $ 23,796   $ 18,675  $ 3,961  $   43,425

Net (loss) income per
  common share            ($   0.08)  $   0.63   $   0.49  $  0.10  $     1.14


                              First     Second      Third     Fourth      Year
                                       (In thousands, except per share data)
1995

Net sales without
  international income     $348,393   $457,440   $455,352 $414,194  $1,675,379
International income            686      1,055      1,095    1,371       4,207
Net sales, as currently
  reported                 $349,079   $458,495   $456,447 $415,565  $1,679,586

Gross profit               $111,429   $174,476   $166,257 $131,904  $  584,066

Net (loss) income         ($    917)  $ 21,444   $ 16,492  $ 6,159  $   43,178

Net (loss) income per
  common share            ($   0.02)  $   0.56   $   0.43  $  0.16  $     1.13

ITEM 9. Disagreements on Accounting and Financial Disclosure

None.

                           PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

JOSEPH COORS (Age 79) is vice chairman of Adolph Coors Company
      (ACC or the Company) and has served in that capacity since
      1975. He has served as a director since 1942. He retired from day-to-day operations in December 1987. He is a member of the Executive Committee and the Audit Committee. He is also a director of Coors Brewing Company (CBC). He was a director of ACX Technologies, Inc. (ACX) from October 1992 until his resignation in July 1996 and now is director emeritus.

PETER H. COORS (Age 50) is vice president of ACC and chief executive officer and vice chairman of CBC and has served in that capacity since 1993. He has served as a director of ACC since 1973. Prior to 1993, he served as executive vice president of ACC and chairman of the brewing group. He served as interim treasurer and chief financial officer from December 1993 to February 1995. He is also a director of CBC. He is a member of the Executive Committee. In his career at CBC, he has served in a number of different positions, including divisional president of sales, marketing, and administration and secretary (1982-1985), senior vice president, sales and marketing (1978-1982), vice president (1976-1978), and assistant secretary and assistant treasurer (1974-1976). Since March 1996, he has been a director of First Bank System.

WILLIAM K. COORS (Age 80) is chairman of the board and president of ACC and has served in such capacities since 1970 and 1989, respectively. He has served as a director since 1940. He is the chairman of the Executive Committee. He is also a director and chairman of the board of CBC and ACX.

J. BRUCE LLEWELLYN (Age 69) has served as a director since 1989. He was a member of the Audit Committee until May 1996 and is the chairman of the Compensation Committee. He is also a director of CBC. He is an attorney and is involved in the management of several businesses in which he is an investor. He is currently the chairman of the board and chief executive officer of Philadelphia Coca Cola Bottling Co., Inc. He is also a director of Chase Manhattan Bank and Teleport Communications Group, Inc.

LUIS G. NOGALES (Age 53) has served as a director since 1989. He is a member of the Audit Committee and was a member of the Compensation Committee until May 1996. He is also a director of CBC. He is president of Nogales Partners, a media acquisition firm (1990-present). In the past, he was chairman and chief executive officer of Embarcadero Media (1994-1996); general partner of Nogales Castro Partners (1989-1990); president of Univision, the nation's largest Spanish language television network (1986-1988); and chairman and chief executive officer of United Press International (1983-1986). He is also a director of Southern California Edison Company, International, and Kaufman and Broad Home Corporation.

PAMELA H. PATSLEY (Age 40) joined the Company as a director in November of 1996. She is also a director of CBC. She is a member of the Audit Committee and the Compensation Committee. She is president, chief executive officer and a director of First USA Paymentech, Inc. in Dallas. She began her career with First USA, Inc. in 1985 as a founding officer of the company. Before joining First USA, Patsley was with KPMG Peat Marwick. She is also a director of First Virtual Holdings, Inc.

WAYNE R. SANDERS (Age 49) joined the Company as a director in February of 1995. He is a member of the Compensation Committee and is chairman of the Audit Committee. He is also a director of CBC. He is chairman of the board and chief executive officer of Kimberly-Clark (K-C) Corporation in Dallas. Sanders joined K-C in 1975 as a senior financial analyst. For the past 20 years, he has served in a number of positions with K-C. He was named to his current position in 1992. Prior to that, he served as president and chief executive officer (1991); and as president, World Consumer, Nonwovens and Service and Industrial Operations (1990). He was elected to K-C's board of directors in August 1989. He is also a director of Texas Commerce Bank.

(b)  Executive Officers

Of the above directors, Peter H. Coors and William K. Coors are executive officers of ACC. The following also were executive officers of ACC (as defined by Securities and Exchange Commission
(SEC) rules) at March 1, 1997:

CARL L. BARNHILL (Age 48) joined CBC in May 1994 as senior vice president of sales. Barnhill brings more than 20 years of marketing experience with consumer goods companies. Most recently, he was vice president of selling systems development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay in various upper-level sales and marketing positions.

L. DON BROWN (Age 51) joined CBC in July 1996 as senior vice president of operations and technology. Prior to joining CBC, he served as senior vice president of manufacturing and engineering at Kraft Foods where his responsibilities included manufacturing, engineering, and operations quality functions. During his years at Kraft from 1971-1996, he held several positions of increasing responsibility in the manufacturing and operations areas.

ROBERT W. EHRET (Age 52) joined CBC in May 1994 as senior vice president, human resources. Prior to joining CBC, Ehret served as senior vice president of human resources for A.C. Nielsen. From 1983 to 1989, Ehret worked for PepsiCo Inc. as director of employee relations and personnel director for two of PepsiCo's international divisions based in Tokyo and London.

W. LEO KIELY, III (Age 50) became president and chief operating officer of CBC as of March 1, 1993. Prior to joining CBC, he served as division vice president and then division president of the Frito-Lay, Inc. subsidiary of PepsiCo in Plano, Texas. From 1989-1991, he served as senior vice president of field operations, overseeing the operations of Frito-Lay's four regional business teams. He is a director of Bell Sports Corporation and Signature Resorts, Inc.

ROBERT D. KLUGMAN (Age 49) was named CBC's senior vice president of corporate development in May 1994. In 1993, he was vice president of corporate development. Prior to that, he was vice president of brand marketing, a position he held from 1981-1987 and again from 1990-1993. From 1987 to 1990, he was vice president of international, development, and marketing services. Before joining CBC, Klugman was a vice president of client services at Leo Burnett USA, a Chicago-based advertising agency.

MICHAEL A. MARRANZINO (Age 49) has served as CBC's senior vice president and chief international officer since 1994. Prior to that, he served as vice president and director of international marketing. He has been with CBC since 1976 and has held positions in the sales and marketing area, including director of development, director for Coors and Coors Extra Gold brands, director of sales and marketing operations, director of field sales, and director of sales operations.

M. CAROLINE TURNER (Age 47) was named senior vice president and general counsel for CBC in February 1997. She has served as vice president and assistant secretary of ACC and assistant secretary of CBC since January 1993. In the past, she served as vice president, general counsel and chief legal officer of CBC (1993-1996) and vice president, chief legal officer (1991-1992) and director, legal affairs (1986-1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen (1983-1986), an associate for Holme Roberts and Owen (1977-1982), and a clerk in the U.S. 10th Circuit Court of Appeals (1976-1977).

WILLIAM H. WEINTRAUB (Age 54) was named CBC's senior vice president of marketing in 1994. He joined CBC as vice president of marketing in July 1993. Prior to joining CBC, he directed marketing and advertising for Tropicana Products as senior vice president. From 1982-1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales.

TIMOTHY V. WOLF (Age 43) was named vice president and chief financial officer of ACC and senior vice president and chief financial officer of CBC in February 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as senior vice president of planning and human resources from 1993 to 1994. From 1989 to 1993, he served in several executive positions for The Walt Disney Company including vice president, controller, and chief accounting officer.

ACC and CBC employ other officers who are not considered executive officers under SEC regulations.

Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors are elected at the Annual Shareholders' Meeting held in May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected as such.

(c)  Significant Employees

None.

(d)  Family Relationships

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Business Experience

See discussion above in (a) and (b).

(f)  Involvement in Legal Proceedings

None.

(g)  Section 16 Disclosures

None.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE



          ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                             AWARDS                PAYOUTS
                                                              SECURI-
                                                               TIES  LTIP  ALL
    NAME &         YEAR  SALARY    BONUS   OTHER  RESTRICTED  UNDER  PAY- OTHER
 PRINCIPAL              ($)      ($)(a)   ANNUAL    STOCK    LYING   OUTS  COMP
 POSITION                                   COMP    ($)(c)   OPTIONS  ($)  ($)
                                           ($)(b)             (#)(d)  (e)  (f)
William K. Coors, 1996  288,624        0        0        0      0     0  16,168
Chairman of the   1995  285,028        0        0        0      0     0  34,095
Board, CEO of     1994  275,020    2,714        0        0      0     0  86,219
Adolph Coors Company

Peter H. Coors,   1996  507,090        0        0        0 22,330     0  22,678
Vice Chairman &   1995  506,248        0        0        0 29,328     0  89,976
CEO of Coors      1994  483,328  281,262        0        0 28,820     0   9,102
Brewing Company

W. Leo Kiely III, 1996  400,218        0        0        0 18,154     0   8,705
President & COO   1995  399,376        0        0        0 23,843     0   8,458
of Coors Brewing  1994  384,400  230,858        0        0 23,655     0   5,151
Company

L. Don Brown,     1996  180,346  580,000        0  800,000 58,333     0   3,467
Senior VP,        1995        0        0        0        0      0     0       0
Operations &      1994        0        0        0        0      0     0       0
Technology of
Coors Brewing Company

Timothy V. Wolf,  1996  314,346        0        0        0 10,568     0   6,778
Senior VP,        1995  280,000  124,000  304,130        0 13,881     0   3,900
& CFO of Coors    1994        0        0        0        0      0     0       0
Brewing Company

(a) Amounts awarded under the Management Incentive Compensation Program.

(b) In 1996 and 1994, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1995, Timothy V. Wolf received perquisites including moving and relocation expenses of $293,450.

(c) In 1996, 45,390 shares of restricted stock were granted to L.
Don Brown valued at $873,758 on December 29, 1996. The restricted stock award granted in 1996 to L. Don Brown has a three-year vesting period from the date of grant and is based on continuous services during the vesting period. Dividends are paid to the holder of the grant during the vesting period. Restricted stock granted in 1993 to Peter H. Coors and W. Leo Kiely III vested in 1996.

No restricted stock grants were made in 1995 or 1994 to any of the other named executives.

(d) See discussion under Item 11, Part II, for options issued in 1996.

(e) See discussion under Item 11, Part IV, for the long-term incentive plan.

(f) The amounts shown in this column are attributable to the officer life insurance other than group life, 401(k) plans, and the excess of fair market value over option price for stock options exercised in 1996.

Of the named executives, Peter H. Coors receives officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and the salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The Company provides term life insurance for W. Leo Kiely III, L. Don Brown, and Timothy V. Wolf. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 1996 annual benefit for each executive for both programs was: William K. Coors - $16,168; Peter H. Coors - $5,933; W. Leo Kiely III - $4,205; and Timothy V. Wolf - $2,278.

The Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,500 for Peter H. Coors; $4,500 for W. Leo Kiely III; $3,467 for L. Don Brown; and $4,500 for Timothy V. Wolf. Peter H. Coors exercised stock options in 1996.
See discussion in Item 11, Part III for stock option exercises in 1996.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance-based executive compensation plans for 1996.


II. OPTION/SAR GRANTS TABLE

                        Option Grants in Last Fiscal Year

                                                           POTENTIAL REALIZABLE
                                                             VALUE AT ASSUMED
                                                           RATES OF STOCK PRICE
                   INDIVIDUAL GRANTS                        APPRECIATION FOR
                                                               OPTION TERM
                NUMBER OF   % OF TOTAL
                SECURITIES   OPTIONS
                UNDERLYING  GRANTED TO  EXERCISE
                 OPTIONS    EMPLOYEES   OR BASE
                 GRANTED    IN FISCAL    PRICE    EXPIRATION
   NAME          (#)(a)        YEAR     ($/SHARE)    DATE       5%       10%

Peter H. Coors    22,330        4%       $22.00   01/02/06  $208,924 $  623,667
W. Leo Kiely III  18,154        3%       $22.00   01/02/06  $169,853 $  507,033
L. Don Brown      58,333       10%       $18.00   06/25/06  $779,108 $1,862,546
Timothy V. Wolf   10,568        2%       $22.00   01/02/06  $ 98,877 $  295,159

(a) Grants vest one year from the date of grant and at a rate of one-tenth for each $1 increment in fair market value (FMV) of the stock over the exercise price. For example, when the FMV reaches $23.00, or $19.00 for L. Don Brown, 10% of the grant is vested; when it reaches $24.00, or $20.00 for L. Don Brown, 20% is vested; etc... FMV is calculated by averaging the high and low stock price for each day. Once a portion has vested, it is not forfeited even if the FMV drops. If not sooner, the grant is 100% vested after 9 years. At December 29, 1996, the 1996 grants were 0% vested because of the one year vesting requirement; however, they were 20% vested on January 2, 1997.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End
Option/SAR Value


                SHARES            NUMBER OF SECURITIES    VALUE OF UNEXERCISED
               ACQUIRED          UNDERLYING UNEXERCISED   IN-THE-MONEY OPTIONS
                  ON      VALUE  OPTIONS AT FY-END (#)      AT FY-END ($)
               EXERCISE  REALIZED
    NAME         (#)      (a)($)
                                  Exercis-  Unexercis-    Exercis-  Unexercis-
                                    able       able         able       able
Peter H. Coors   5,000   12,245    188,536      39,774    $656,436     $47,932
W. Leo Kiely III     0        0     43,246      32,404     118,892      39,173
L. Don Brown         0        0          0      58,333           0      72,916
Timothy V. Wolf      0        0      9,716      14,733      24,290      10,412

(a) Values stated are the bargain element recognized in 1996, which is the difference between the option price and the market price at the time of exercise.

IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE

The Long-Term Incentive Plan (LTIP) was canceled by the board of directors at the November 1996 board meeting. During 1996, there were two cycles in effect. The following describes the awards for those cycles before cancellation.


1994-1996 Plan                                    POTENTIAL FUTURE PAYOUTS
                                                     UNDER NON-STOCK
                                                    PRICE-BASED PLANS
                 NUMBER OF        PERFORMANCE OR
               SHARES,UNITS OR    OTHER PERIOD
                OTHER RIGHTS    UNTIL MATURATION  THRESHOLD   TARGET  MAXIMUM
   NAME            (#)             OR PAYOUT      ($ or #)  ($ or #) ($ or #)
Peter H. Coors   150% of 1-1-94   1994 - 1996    8,646(a) 129,691(a) 259,382(a)
                 salary at target

W. Leo Kiely III 140% of 1-1-94   1994 - 1996    7,097(a)  99,353(a) 198,706(a)
                 salary at target

Timothy V. Wolf  100% of 2-7-95   1994 - 1996    3,418(b)  34,184(b)  68,367(b)
                 salary at target  (prorated)


    (a) Number of options to be granted at $16.25.
    (b) Number of options to be granted at $16.4375.

1996-1998 Plan                                     POTENTIAL FUTURE PAYOUTS
                                                       UNDER NON-STOCK
                                                      PRICE-BASED PLANS
                   NUMBER OF       PERFORMANCE OR
                SHARES, UNITS OR   OTHER PERIOD
                 OTHER RIGHTS   UNTIL MATURATION  THRESHOLD  TARGET  MAXIMUM
     NAME          (#)             OR PAYOUT     ($ or #)  ($ or #) ($ or #)
Peter H. Coors   150% of 1-1-96   1996 - 1998   6,699(a)  100,484(a) 200,968(a)
                 salary at target

W. Leo Kiely III 140% of 1-1-96   1996 - 1998   5,446(a)   76,246(a) 152,492(a)
                 salary at target

L. Don Brown     100% of 7-29-96  1996 - 1998   6,293(b)   62,933(b) 125,865(b)
                 salary at target  (prorated)

Timothy V. Wolf  100% of 1-1-96   1996 - 1998 $31,000(c) $310,008(c)$620,016(c)
                 salary at target


    (a) Number of options to be granted at $22.00.
    (b) Number of options to be granted at $17.625.
    (c) Award of 1/2 restricted shares and 1/2 cash.


Under the LTIP, payout targets were dependent on cumulative return on invested capital (ROIC), which is defined as earnings before interest expense and after tax, divided by debt plus equity. The LTIP cycle was three years, with any payout at the beginning of the fourth year. Under the first cycle, the earliest potential payout was for 1994-1996. There was no payout for the 1994-1996 plan, as the Company did not achieve the required cumulative ROIC.

Participants elected the form of payout from three options. The first option was to receive one-half of the payout in cash and one-half in shares of restricted stock. Restricted shares were fully vested but were restricted from sale for a period of five years. The second option allowed the participant to use the cash portion of payout to purchase discounted shares of stock (based on 75% of the fair market value of the stock at the time of payout). Shares purchased under this option were fully vested but could not be sold for a period of three years. The third option allowed the participant to elect a percentage (a multiple of 10, but not more than 100) of the total award amount to be received in the form of stock options; the number of options to be three times the total award amount divided by the fair market value of the stock at the time the participant enters the LTIP. The options were fully vested and had a 10-year term. The remainder of the award, if the percentage elected was less than 100%, was to be awarded one-half in cash and one-half in restricted shares of stock. All shares were to receive dividends during the restriction period.

V. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

   AVERAGE                    YEARS OF SERVICE
   ANNUAL
 COMPENSATION
                     10           20           30           40
    $125,000       $21,875    $43,750      $65,625      $71,875
     150,000        26,250     52,500       78,750       86,250
     175,000(a)     30,625     61,250       91,875      100,625
     200,000(a)     35,000     70,000      105,000      115,000
     225,000(a)     39,375     78,750      118,125      129,375(a)
     250,000(a)     43,750     87,500      131,250(a)   143,750(a)
     275,000(a)     48,125     96,250      144,375(a)   158,125(a)
     300,000(a)     52,500    105,000      157,500(a)   172,500(a)
     325,000(a)     56,875    113,750      170,625(a)   186,875(a)
     350,000(a)     61,250    122,500(a)   183,750(a)   201,250(a)
     375,000(a)     65,625    131,250(a)   196,875(a)   215,625(a)
     400,000(a)     70,000    140,000(a)   210,000(a)   230,000(a)
     425,000(a)     74,375    148,750(a)   223,125(a)   244,375(a)
     450,000(a)     78,750    157,500(a)   236,250(a)   258,750(a)
     475,000(a)     83,125    166,250(a)   249,375(a)   273,125(a)
     500,000(a)     87,500    175,000(a)   262,500(a)   287,500(a)

(a) Maximum permissible benefit under ERISA from the qualified retirement income plan for 1996 was $120,000. Annual compensation exceeding $150,000 is not considered in computing the maximum permissible benefit under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the qualified and non-qualified retirement plans and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors
- $267,891 and 57 years; Peter H. Coors - $483,889 and 25 years;
W. Leo Kiely III - $394,665 and 3 years; L. Don Brown - $424,685 and 1 year; and Timothy V. Wolf - $313,492 and 2 years.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1996, in which the ratio of plan contributions to total compensation covered by the plan was approximately 7.5%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if: (1) the employee is at least age 62 when payments commence; or (2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actually accrued under the pension formula is in the form of a straight life annuity.

In addition to the annual benefit from the qualified retirement plan, one of the named executives is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. If the officer should die after age 55, the surviving spouse receives the remaining amount in a lump sum. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1996 eligible salary amounts as representative of the last annual base salary, the estimated annual benefit upon normal retirement for Peter H. Coors would be $148,000.

VI. COMPENSATION OF DIRECTORS

The Company adopted the Equity Compensation Plan for Non-Employee Directors (EC Plan) effective May 16, 1991. The EC Plan provides for two grants of ACC's Class B (non-voting) common stock to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the fair market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved 50,000 shares of stock to be issued under the EC Plan. The NE directors' annual retainer is $32,000.

In 1996, the NE members of the board of directors were paid 50% of the $32,000 annual retainer for the 1995-1996 term and 50% of the $32,000 annual retainer for the 1996-1997 term, as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation, and secretarial support from CBC.

VII. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

CBC has no agreements with executives or employees providing employment for a set period.

Timothy V. Wolf had an agreement providing a guaranteed bonus of 40% of his base salary in 1995. If he is terminated without cause within the first two years, he would receive 18 months of his total current annual salary (base plus bonus). This termination agreement expired February 7, 1997.

L. Don Brown has an agreement providing a guaranteed bonus of 80% of his base salary in 1996 and 1997. In addition, he received a $200,000 signing bonus and a $100,000 transitional bonus in 1996.
If he is terminated without cause during the first two years, he would receive 12 months of his total current annual salary (base plus bonus).

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Under the 1990 Equity Incentive Plan (1990 EI Plan), if there is a change in ownership of the Company, the options and restricted shares vest immediately.

VIII. COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the board of directors has furnished the following report on executive compensation for CBC. This report represents the Company's compensation philosophy for fiscal year 1996. J. Bruce Llewellyn and Wayne R. Sanders served on the Compensation Committee for all of 1996. Luis G. Nogales served on the Compensation Committee until May 1996. Pamela Patsley joined the committee in November 1996.

Overview of compensation strategy for executives: Under the supervision of the 1996 Compensation Committee of the board of directors, the Company continued to support the philosophy that compensation policies, plans, and programs developed must enhance the profitability of the Company by linking financial incentives of senior CBC management with the Company's financial performance. Base salary philosophy remained the same, and all incentive programs continued to focus on increasing shareholder value and profitability.

Annual base salaries were targeted to be competitive with the median levels found in the external market. The Company tied incentive compensation plans to superior corporate and business unit performance. An aggressive posture for base salaries for senior executives who have accountability for major functions was continued. Incentive compensation strategies were tied to Company performance and shareholder return to encourage a greater ROIC and to increase share price.

The Compensation Committee's compensation strategy for CBC's CEO and other executive officers consisted of:

- targeting the aggregate of base salary to the 50th percentile of relevant, broadly defined external markets;

- providing an annual cash incentive award targeted at the 75th percentile of the same external markets;

- providing annual stock grants designed to increase shareholder return; and

- continuing an LTIP designed to increase ROIC.

Relationship of performance to specific elements of the compensation strategy: Following are brief descriptions that outline details and performance measures of each component of the 1996 executive compensation strategy.

Base salary: The Company used compensation survey data to determine salaries competitive at the 50th percentile for like positions in similar-sized manufacturing companies. Company size was determined by total net sales.

Salary ranges were established for executives by using the 50th percentile market data as the midpoint, with a 50% spread between minimum and maximum. Where the executive was paid within the range was determined by individual performance.

Annual cash incentive award: In 1996, the annual Management Incentive Award program continued with the intent to drive both Company profitability and individual performance. Executive officers and other key management personnel were measured based on pretax profit and written individual performance plans tied to CBC objectives. Payout may occur only after profit objectives are realized. The Compensation Committee approved annual pretax profit objectives as well as minimum and maximum payout levels within the program. There was no payout under the cash incentive award program in 1996. However, the board approved a special bonus, paid in restricted stock, to recognize superior performance by select participants in the plan.

Annual stock option grants: In 1996, the Committee approved granting of stock options to the executive officers and to other key management personnel. Options were granted as a percentage of base salary and based on the individual's level in the organization. Options were granted with a 10-year term. Option vesting is based on a one-year holding period and an increase in share value. Options vest 10% for each $1 increase in fair market value. All options vest after nine years regardless of share value increase. Options were granted through the 1990 Equity Incentive Plan (1990 EI Plan).

The 1990 EI Plan was administered by the Compensation Committee. That committee was composed of NE, independent directors. The
1990 EI Plan provides that options be granted at exercise prices equal to the fair market value on the date the option was granted.

Long-term incentive plan: The LTIP was canceled by the board of directors at the November 1996 board meeting. During 1996, there were two cycles in effect. See discussion under Item 11, Part IV, for a description of this plan.

CEO compensation for 1996: The CEO's compensation for 1996 did not reflect any of the incentive elements of the Company's compensation strategy. While fully supportive of the executive compensation strategy and fully committed to the Company goal of improved profitability and an increase in shareholder value, CEO William K. Coors has elected not to participate in the incentive programs. It is Mr. Coors' belief that his compensation, although low relative to market and industry standards, is adequate to support his needs and that, given his strong commitment to corporate goals and objectives, financial incentives would not enhance his motivation to achieve superior performance. Mr. Coors did, however, receive a minimal 2.0% increase in base salary.

IX. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

J. Bruce Llewellyn, Luis G. Nogales, Pamela H. Patsley, and Wayne
R. Sanders served on the Compensation Committee during 1996.

Joseph Coors and William K. Coors, directors of both ACC and ACX during 1996, along with Peter H. Coors, are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 47% of ACX's common stock (see Security Ownership of Certain Beneficial Owners and Management in Item
12). Joseph Coors resigned as director of ACX in July 1996. ACC and ACX, or their subsidiaries, have certain business relationships and have engaged or proposed to engage in certain transactions with one another, as described below.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum, and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels, and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, American National Can Company (ANC) has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end, and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock for the joint venture in early 1997.
Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. CBC's total purchases under these agreements in 1996 were approximately $145 million. Purchases in 1997 under the packaging and starch supply agreements are estimated to be approximately $120 million.

CBC sold small quantities of aluminum scrap to the now-former ACX subsidiary in the amount of $240,000. CBC also agreed to sell brewery by-products to an ACX subsidiary for resale under a contract through 1997. In early 1997, this agreement was extended through 1999. CBC received approximately $10 million in 1996 under this contract and estimates that 1997 receipts will be approximately $10 million.

Also with the spin-off, ACC, ACX, and their subsidiaries negotiated other agreements involving employee matters, environmental management, tax sharing, and trademark licensing. These agreements govern certain relationships between the parties, as described in the Company's report on Form 8-K dated December 27, 1992, and contained in the information statement mailed to ACC's shareholders at the time of the spin-off.

Certain ACC and ACX subsidiaries are parties to other miscellaneous market-based transactions. In 1996, CBC provided water and waste water treatment services to an ACX ceramics facility located on property leased from CBC, CBC purchased some ceramic tooling from an ACX subsidiary, and CBC received real estate management and other services from the ACX real estate brokerage subsidiary through the summer of 1996. During 1996, CBC received approximately $310,000 in total and paid approximately $370,000 in total under these agreements and transactions. In 1997, CBC expects to pay $70,000 and receive $370,000 under these agreements and transactions.

CBC is a limited partner in a partnership in which an ACX subsidiary is the general partner. The partnership, which was formed at the time of the spin-off, owns, develops, operates, and sells certain real estate previously owned directly by CBC or ACC. Distributions of $1.5 million were made to both partners in 1996. Each partner is obligated to make additional cash contributions of $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC.

X. PERFORMANCE GRAPH

                    TOTAL SHAREHOLDER RETURNS
                     (Dividends Reinvested)

                                          Annual return percentage
                                              (Years ending)

Company/index                      Dec 92(a)  Dec 93  Dec 94  Dec 95  Dec 96
ACC Class B                         19.24       1.28    5.90   35.89  (11.90)
Beverages (alcoholic) - 500         (4.79)     (5.19)   9.93   27.80   19.96
S & P 500 index                      7.62      10.08    1.32   37.58   22.96

                                             Indexed returns
                                              (Years ending)
                            Base
                           period
Company/index              Dec 91   Dec 92    Dec 93  Dec 94  Dec 95  Dec 96
ACC Class B                  100    119.24    120.77  127.89  173.79  153.11
Beverages (alcoholic) - 500  100     95.21     90.27   99.24  126.83  152.15
S & P 500 index              100    107.62    118.47  120.03  165.14  203.05


(a) Results for 1992 include $7.92 for the spin-off occurring in December 1992.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of 5% of any class of voting securities as of March 15, 1997:

                    Name and
                   address of              Amount and nature
  Title of         beneficial               of beneficial            Percent
   class             owner                     ownership             of class

  Class A       Adolph Coors, Jr.          1,260,000 shares for        100%
  common        Trust, Golden              benefit of William K.
  stock         Colorado; William K.       Coors, Joseph Coors
  (voting)      Coors, Joseph Coors,       and May Coors Tooker
                Joseph Coors, Jr.,         and their lineal
                Jeffrey H. Coors, and      descendants living
                Peter H. Coors,            at distribution
                trustees

In May 1996, Peter H. Coors, a director and executive officer of ACC, was reappointed trustee of Adolph Coors, Jr. Trust, replacing May Coors Tooker.

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b)(1).

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors and all executive officers and directors as a group as of March 15, 1997:

                                           Exercisable
                                            options/
                                           restricted
                               Shares        stocks
Title of       Name of      beneficially     awards                 Percent
class    beneficial owner     owned           (b)         Total    of class

Class B   Joseph Coors            1,844 (a)      339      2,183(a)      (a)
common    Peter H. Coors         50,035 (a)  190,224    240,259(a)      (a)
stock     William K. Coors      320,807 (a)       --    320,807(a)      (a)
(non-     J. Bruce Llewellyn      5,197          987      6,184
voting)   Luis G. Nogales         1,511          339      1,850
          Pamela H. Patsley          --          356        356
          Wayne R. Sanders        3,632        1,635      5,267
          L. Don Brown               --       45,390     45,390
          W. Leo Kiely III       11,000       46,876     57,876
          Timothy V. Wolf         2,000       11,828     13,828

          All executive
          officers and
          directors as a
          group (15 persons) 18,136,246      441,853 18,578,099         51%

(a) William K. Coors and Peter H. Coors are two of the trustees of the Adolph Coors Foundation, which owns 732,413 shares of Class B common stock. William K. Coors, Joseph Coors, and Peter
H. Coors are trustees, in addition to other trustees and beneficiaries, or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,737,111 shares of Class B common stock. These individuals, and others, are trustees of three other trusts owning 267,100 shares of Class B common stock. In certain of these trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 51% of the total number of shares of such class outstanding.

(b) This column represents exercisable options to purchase shares under the Company's 1983 non-qualified Adolph Coors Company Stock Option Plan and 1990 EI Plan (as amended in 1995) that could be exercised as of March 15, 1997. It reflects restricted stock awards granted under the 1990 EI Plan. Vesting in the restricted stock is over a three-year period from date of grant for employee/officers and at the end of the term for outside directors. In the event of a change in control of the Company, the options and restricted shares vest immediately. It also reflects a special restricted stock award made in February 1997. This restricted stock has a one-year vesting period.

(c)  Changes in Control

There are no arrangements that would later result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

There were no transactions that exceeded $60,000 with management or others related to the Company.

(b)  Certain Business Relationships

For a description of certain business relationships and related transactions, see the discussion within Compensation Committee
Interlocks and Insider Participation in Item 11.

(c)  Indebtedness of Management

Employee loans are made with the exercise of stock options granted under the 1983 non-qualified Adolph Coors Company Stock
Option Plan. No such loans were made or outstanding in 1996.

No member of management or another with a direct or indirect interest in ACC was indebted to the Company in excess of $60,000 in 1996.

                               PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:  See index of financial statements in Item 8.

     (2)  Financial Statement Schedules:

          Schedule II   -  Valuation and Qualifying Accounts
All other schedules are omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           SCHEDULE II

              ADOLPH COORS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS


                                    Additions
                        Balance at  charged to                          Balance
                        beginning   costs and     Other                  at end
                         of year    expenses    additions   Deductions  of year
                                             (In thousands)
Allowance for doubtful
accounts (deducted
from accounts receivable)

Year ended

December 29, 1996           $   30      $  393    $  --  ($  148)  (a)   $  275

December 31, 1995           $   24      $  198    $  --  ($  192)  (a)   $   30

December 25, 1994           $  409      $   --    $  --  ($  385)  (a)   $   24


Allowance for obsolete
inventories and supplies

Year ended

December 29, 1996           $2,942      $4,941    $   3  ($4,567)  (a)   $3,319

December 31, 1995           $2,210      $2,814    $  --  ($2,082)  (a)   $2,942

December 25, 1994           $2,777      $2,198    $  --  ($2,765)  (a)   $2,210


(a) Write-offs of uncollectible accounts or obsolete inventories and supplies.

(3)  Exhibits:

                  Exhibit   3.1  -  Amended Articles of Incorporation.
                    (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

                  Exhibit   3.2  -  Amended By-laws. (Incorporated by
                    reference to Exhibit 3.2 to Form 10-Q for the fiscal quarter ended October 1, 1995)

                  Exhibit   4.1  -  Form of Indenture for Adolph Coors
                    Company Senior Debt Securities. (Incorporated by reference to Exhibit 4 to Registration
                    Statement on Form S-3 filed March 14, 1990, and amended on March 26, 1990, file No. 33-
                    33831). Upon request, the Company agrees to provide a copy of any debt instrument as applicable under Regulation S-K, Item 601, (b)(4)(iii).

                  Exhibit  10.1  -  Officers' Life Insurance Program.
                    (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 28, 1980)

                  Exhibit  10.2* -  Officers and Directors Salary
                    Continuation Agreement. (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 26, 1982)

                  Exhibit  10.3* -  1983 non-qualified Adolph Coors Company
                    Stock Option Plan, as amended effective
                    February 13, 1992. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

                  Exhibit  10.4* -  Coors Brewing Company 1996 Annual
                    Management Incentive Compensation Plan.

                  Exhibit  10.5* -  Coors Brewing Company Long-Term
                    Incentive Plan, 1994-1996 Plan Cycle.
                    (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 25, 1994)

                  Exhibit  10.6* -  Adolph Coors Company 1990 Equity
                    Incentive Plan. (Amended as of February 13, 1997)

                  Exhibit  10.7* -  Coors Brewing Company Employee Profit
                    Sharing Program. (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1995)

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

                  Exhibit  10.12 -  Adolph Coors Company Equity Compensation
                    Plan for Non- Employee Directors. (Incorporated by reference to Exhibit 10.12 to Form 10-Q for the fiscal quarter ended June 11, 1995)

                  Exhibit  10.13 -  Distribution Agreement, dated as of
                    October 5, 1992, between the Company and ACX
                    Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by
                    ACX Technologies, Inc. (file No. 0-20704) with the Commission on October 6, 1992, as amended)

                  Exhibit 10.14* -  Employment Contracts and Termination of
                    Employment Agreements for W. Leo Kiely III,
                    Alvin C. Babb, and William H. Weintraub.
                    (Incorporated by reference to Exhibit 10.17
                    to Form 10-K for the fiscal year ended December 26, 1993)

                  Exhibit 10.15  -  Revolving Credit Agreement, dated as of
                    December 12, 1994.

                  Exhibit 10.16* -  Employment Contract and Termination
                    Agreement for Timothy V. Wolf. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1995)

                  Exhibit 10.17  -  Adolph Coors Company Stock Unit Plan.
                    (Incorporated by reference to Registration
                    Statement on Form S-8 filed on June 6, 1995)

                  Exhibit 10.18* -  Employment Contract and Termination
                    Agreement for L. Don Brown.

                  Exhibit 10.19* -  Coors Brewing Company 1997 Annual
                    Management Incentive Compensation Plan.

                  Exhibit 10.20  -  Form of Coors Brewing Company
                    Distributorship Agreement. (Introduced 1996)

                  Exhibit 21     -  Subsidiaries of the Registrant.

                  Exhibit 23     -  Consent of Independent Accountants.

    *Represents a management contract.

(b)  Reports on Form 8-K

A report on Form 8-K dated October 28, 1996, was submitted announcing an arbitration panel's ruling in the Company's legal proceedings against Molson and related parties. See further discussion in Item 1 Business of this filing.

(c)  Other Exhibits

None

(d)  Other Financial Statement Schedules

None

Other Matters

To comply with the July 13, 1990, amendments governing Form S-8 under the Securities Act of 1933, ACC offers as follows, which is incorporated by reference into ACC's Registration Statements on Form S-8 No. 33-2761 (filed January 17, 1986); No. 33-35035
(filed May 24, 1990); No. 33-40730 (filed May 21, 1991); and No.
33-59979 (filed June 6, 1995); and on Form S-3 No. 33-33831
(filed March 14, 1990):

Even though ACC could indemnify its directors, officers, and controlling persons for liabilities arising under the Securities
Act of 1933 under SEC regulations, the SEC has indicated that such indemnification is against public policy and unenforceable.
If a director, officer, or controlling person requests indemnification for liabilities arising from securities being registered (other than for reimbursements of amounts paid for the successful defense of any lawsuit), ACC will ask a court if such indemnification is against public policy and will follow that court's ruling.

                                EXHIBIT 21

              ADOLPH COORS COMPANY AND SUBSIDIARIES
                 SUBSIDIARIES OF THE REGISTRANT

The following table lists ACC's subsidiaries and the respective jurisdictions of their organization or incorporation as of December 29, 1996. All subsidiaries are included in ACC's consolidated financial statements.

                                                      State/country of
                                                      organization or
                Name                                   incorporation

Coors Brewing Company                                   Colorado
   Coors Brewing Company International, Inc.            Colorado
    Coors Brewing International C.V.(a)                 The Netherlands
     Coors Brewing Iberica, S.A.                        Spain
     Coors Services, S.A.                               Switzerland
   Coors Distributing Company                           Colorado
   Coors Energy Company                                 Colorado
    Gap Run Pipeline Company                            Colorado
   Coors Global, Inc.                                   Colorado
   Coors Intercontinental, Inc.                         Colorado
   CBC International, Inc.                              Delaware
   Coors Transportation Company                         Colorado
   The Rocky Mountain Water Company                     Colorado
   The Wannamaker Ditch Company                         Colorado
   Coors Japan Company, Ltd.                            Japan
Coors Export Ltd.                                       Barbados, West Indies

 (a) Organized as a partnership for foreign purposes and as a corporation for U.S. purposes.

                           EXHIBIT 23

               Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-33831) and in the Registration Statements on Form S-8 (No. 33-2761), (No. 33-35035), (No. 33-40730), and (No.
33-59979) of Adolph Coors Company of our report dated February 18, 1997 appearing on page 27 of this Form 10-K.

PRICE WATERHOUSE LLP

Denver, Colorado
March 25, 1997
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY

By  /s/ William K. Coors

       William K. Coors
       Chairman and President
       (Chief Executive Officer)

By  /s/ Timothy V. Wolf

       Timothy V. Wolf
       Vice President and
       Chief Financial Officer
       (Principal Financial Officer)
       (Principal Accounting Officer)

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

By  /s/ Joseph Coors                          By  /s/ J. Bruce Llewellyn

       Joseph Coors                                  J. Bruce Llewellyn
       Vice Chairman

By  /s/ Peter H. Coors                        By  /s/ Luis G. Nogales

       Peter H. Coors                                Luis G.Nogales
       Chief Executive Officer
       Coors Brewing Company

By  /s/ Wayne R. Sanders                      By  /s/ Pamela H. Patsley

       Wayne R. Sanders                              Pamela H. Patsley


March 25, 1997