Form 10-Q
period 1997-03-30
COORS ADOLPH CO
filed 1997-05-14
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For Quarter ended March 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 1997:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,116,116 shares

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                Thirteen weeks ended
                                               March 30,     March 31,
                                                   1997          1996
                                     (In thousands, except per share data)

  Sales - domestic and international          $ 483,375     $ 451,370
  Less beer excise taxes                        (84,380)      (79,699)

  Net sales                                     398,995       371,671

  Costs and expenses:
    Cost of goods sold                          255,167       264,419
    Marketing, general and administrative       125,298       107,412
    Research and project development              2,816         2,363
    Special charge                                  998            --

      Total operating expenses                  384,279       374,194

  Operating income (loss)                        14,716        (2,523)

  Other expense - net                            (1,080)       (2,584)

  Income (loss) before income taxes              13,636        (5,107)

  Income tax expense (benefit)                    5,591        (2,100)

  Net income (loss)                           $   8,045     $  (3,007)

  Net income (loss) per common share          $    0.21     $   (0.08)

  Weighted average number of outstanding
    common shares                                37,782        38,012

  Cash dividends declared and paid per
    common share                              $   0.125     $   0.125

  See notes to consolidated financial statements.


                         ADOLPH COORS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                March 30,   December 29,
                                                    1997           1996
                                                     (In thousands)
  Assets

  Current assets:
    Cash and cash equivalents                 $  106,245     $  110,905
    Accounts and notes receivable, net           118,537        114,343

    Inventories:
      Finished                                    40,959         43,477
      In process                                  29,624         23,157
      Raw materials                               29,028         40,737
      Packaging materials                         12,872         13,699

    Total inventories                            112,483        121,070

    Other assets                                  86,258         70,324

      Total current assets                       423,523        416,642

  Properties, at cost, less accumulated
    depreciation, depletion and amortization
    of $1,334,234 in 1997 and $1,313,709
    in 1996                                      791,772        814,102

  Other assets                                   136,449        131,792

      Total assets                            $1,351,744     $1,362,536

  See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                March 30,   December 29,
                                                    1997           1996
                                                     (In thousands)
  Liabilities and shareholders' equity

  Current liabilities:
    Accounts payable                          $  121,210     $  123,120
    Accrued expenses and other liabilities       155,533        152,328
    Current portion of long-term debt             17,000         17,000

        Total current liabilities                293,743        292,448

  Long-term debt                                 176,000        176,000

  Deferred tax liability                          75,412         76,083

  Other long-term liabilities                    102,116        102,518

        Total liabilities                        647,271        647,049

  Shareholders' equity:
    Capital stock:
      Preferred stock, non-voting, $1 par
      value (authorized: 25,000,000 shares;
      issued: none)                                   --             --

      Class A common stock, voting, $1 par value
      (authorized and issued: 1,260,000 shares)    1,260          1,260

      Class B common stock, non-voting, no par
      value, $0.24 stated value (authorized:
      100,000,000 shares; issued: 36,141,116
      in 1997 and 36,662,404 in 1996)              8,605          8,729

        Total capital stock                        9,865          9,989

    Paid-in capital                               20,020         31,436
    Retained earnings                            675,271        671,972
    Foreign currency translation adjustment         (683)         2,090

        Total shareholders' equity               704,473        715,487

  Total liabilities and shareholders' equity  $1,351,744     $1,362,536

  See notes to consolidated financial statements.

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the thirteen weeks ended
                                               March 30,       March 31,
                                                   1997            1996
                                                    (In thousands)
  Cash flows from operating activities:
    Net income (loss)                         $   8,045       $  (3,007)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Equity in net earnings of joint ventures  (5,027)         (2,386)
       Depreciation, depletion and
         amortization                            30,281          28,905
       Deferred income taxes                       (661)           (726)
       Loss on sale or abandonment
         of properties and intangibles              799           1,528
       Change in current assets and current
         liabilities                             11,144         (18,437)
       Other                                         --          (1,886)

        Net cash provided by
          operating activities                   44,581           3,991

  Cash flows from investing activities:
    Purchases of short-term investments         (20,393)             --
    Additions to properties and intangible
      assets                                    (11,921)        (20,459)
    Proceeds from sale of properties
      and intangibles                               543           1,523
    Other                                           559           3,815

        Net cash used in investing
          activities                            (31,212)        (15,121)

  Cash flows from financing activities:
    Purchases of stock                          (12,279)             --
    Issuances of stock under stock plans             --             287
    Dividends paid                               (4,746)         (4,751)

        Net cash used in
          financing activities                  (17,025)         (4,464)

  Cash and cash equivalents:
    Net decrease in cash and cash equivalents    (3,656)        (15,594)
    Effect of exchange rate changes on
      cash and cash equivalents                  (1,004)           (547)
    Balance at beginning of year                110,905          32,386

    Balance at end of quarter                 $ 106,245        $ 16,245

  See notes to consolidated financial statements.

            ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 30, 1997

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at March 30, 1997, and the results of its operations for the three months ended March 30, 1997. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 29, 1996.

Statements of cash flows - Cash paid for interest for the first quarter of 1997 and 1996 was $4,145,000 and $4,123,000, respectively. During the first quarter of 1997, ACC issued $739,000 in restricted common stock under its management incentive program.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

Accounting changes - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 128, Earnings per Share (FAS 128). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that have previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. Adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share.

3. JINRO-COORS BREWING COMPANY

CBC invested approximately $22 million in Jinro-Coors Brewing Company
(JCBC) in 1992 for a 33% interest. At that time and thereafter, CBC has accounted for this investment under the cost basis of accounting given that CBC does not have the ability to exercise significant influence over JCBC and that CBC's investment in JCBC is considered temporary. This investment includes a put option, which is held for other than trading purposes, and is exercisable by CBC through March 1999. The put option entitles CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment at the greater of cost or market value (both measured in Korean Won). JCBC achieved positive operating income in 1996 but has not yet been profitable due to debt service costs.

In April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed a debt payment. In response to its financial difficulties and those of its subsidiaries, Jinro Group is working with its creditors and the government to restructure its debts and is in the process of selling real estate and merging and/or selling businesses. CBC management is closely monitoring this situation and assessing the impact, if any, on CBC's investment in JCBC.

4. COORS BREWING IBERICA, S.A.

In March 1994, Coors Brewing Iberica, S.A. (Coors Iberica) purchased a 500,000-hectoliter brewery in Zaragoza, Spain. CBC's total investment in Spain exceeds $50 million, which includes the initial purchase price and operating and marketing expenditures.

Coors Iberica is currently addressing certain capacity issues at its brewery and is meeting with labor unions over certain employment matters. CBC management is closely monitoring this situation and assessing the impact, if any, on CBC's investment and future plans in Zaragoza.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Special charge - During the first quarter of 1997, ACC recorded a special charge of approximately $1 million for ongoing legal proceedings with Molson Breweries of Canada Limited (Molson). The Company's operating results including and excluding this special charge are summarized below:

                                              For the quarter ended
                                              March 30,    March 31,
                                                  1997         1996
                                      (In thousands, except per share data)
Operating income (loss):
  As reported                                  $14,716     $(2,523)
  Excluding special charge                      15,714         N/A
Net income (loss):
  As reported                                    8,045      (3,007)
  Excluding special charge                       8,655         N/A
Earnings (loss) per share:
  As reported                                    $0.21      $(0.08)
  Excluding special charge                       $0.23         N/A

Sales and volume - For the first quarter of 1997, ACC reported net sales of $399.0 million, a 7.4% increase over the first quarter of 1996. The increase in net sales was due primarily to a 5.1% increase in unit volume; CBC sold 4,489,000 barrels of malt beverages in the first quarter of 1997, compared to sales of 4,273,000 barrels in the first quarter of 1996. Net sales for the three months ended March 30, 1997 were also impacted favorably by net price increases; higher export sales, which generate greater net revenue per barrel than domestic volume; and increased Canadian income under an interim agreement with Molson. These positive factors were offset in part by unfavorable brand and package mixes and freight charges.

Gross profit - Gross profit in the first quarter of 1997 rose 34.1% to $143.8 million from the first quarter of 1996. As a percentage of net sales, gross profit increased to 36.0% in the first quarter of 1997 from 28.9% a year earlier. This increase was attributable to a 7.4% increase in net sales, as discussed above, and a 3.5% decrease in cost of goods sold. Cost of goods sold decreased due to lower packaging material costs, including those costs used to price aluminum inventories; improved joint venture income, which results in lower packaging costs, and certain improved efficiencies in operations, specifically in reductions in write-offs of packaging supplies.

Operating income - Operating income, excluding the special charge, was $15.7 million for the three months ended March 30, 1997, compared to an operating loss of $2.5 million for a year earlier. This increase was primarily due to an increase in gross profit, as discussed above, offset partially by an increase in marketing, general and administrative expenses and research and project development costs. Marketing, general and administrative expenses rose due to greater advertising spending, volume increases and higher reserves for management incentives. Research and project development costs increased due to the timing of such expenditures.

Non-operating expenses - Net non-operating expenses for the first quarter of 1997 declined 58.2% from the first quarter of 1996 because of a 204.8% increase in net miscellaneous income and a 23.6% decrease in net interest expense. Reductions in miscellaneous legal expenses caused the increase in net miscellaneous income. The decrease in net interest expense was attributable to an increase in interest income due to increased investing activities, a decrease in interest expense because of lower outstanding principal balances of ACC's medium-term notes. These factors were offset by a decrease in capitalized interest due to a decrease in the number of capital projects.

Effective tax rate - The consolidated effective tax rate for the three months ended March 30, 1997, excluding the special charge, was 40.9% compared to 41.1% for the same period in 1996.

Net income - The consolidated net income for the first quarter of 1997, excluding the special charge, was $8.7 million, or $0.23 per share, compared to a net loss of $3.0 million, or $0.08 per share loss, for the first quarter of 1996.

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 30, 1997, ACC had working capital of $129.8 million, and its net cash position was $106.2 million compared to $110.9 million as of December 29, 1996. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $44.6 million for the first quarter of 1997 compared to $4.0 million for the first quarter of 1996. This increase in cash provided by operating activities was attributable to increases in net income, as previously discussed, and in accrued expenses and other liabilities and decreases in inventories and other assets. Accrued expenses and other liabilities increased because of an increase in property and excise taxes, which was offset, in part, by a decline in accrued salaries resulting from the Company's funding of its pension fund. Inventories decreased primarily due to a reduction in raw materials. Partially offsetting these increases in operating cash flows were an increase in accounts and notes receivable along with a small decrease (relative to significant decreases in the first quarter of 1996) in accounts payable. Accounts and notes receivable increased in response to the increase in sales volume, while the decrease in accounts payable was attributable to the timing of vendor payments.

Investing activities - During the first quarter of 1997, ACC spent $31.2 million on investing activities compared to $15.1 million for the first quarter of 1996. The Company purchased $20.4 million in short-term investments during the first quarter of 1997 as a result of its improved cash position. Capital expenditures decreased to $11.9 million for the three months ended March 30, 1997, from $20.5 million a year earlier. Capital expenditures for the first quarter of 1997 focused on information systems and upgrades and other efficiency-improvements to Golden-based facilities.

Financing activities - ACC spent $17.0 million on financing activities during the first quarter of 1997 due to purchases of Class B common stock for $12.3 million and dividend payments of $4.7 million.

Outlook - The first quarter, with historically lower volume, has not generally been a good indicator of annual results. The second and third quarters, which include the peak summer volume months, traditionally generate the greatest share of the Company's annual operating income. Results for the first quarter of 1997, however, benefited from relatively favorable comparisons in volume and packaging materials costs. Additional benefit from these factors is not expected for the remainder of 1997.

Consistent with industry pricing trends, the Company raised prices in approximately 80% of its U.S. markets in the first quarter of 1997. However, several key markets are experiencing some aggressive multi-pack and pricing activity. The Company cannot predict the degree to which pricing will be eroded by multi-packing, discounting or the impact that higher prices will have on total volume or consumers trading down to lower-margin products.

The Company expects its interim agreement with Molson, which, when compared to the previous license agreement, added $3.1 million more to pretax results in the first quarter of 1997, to be in place at least through the end of the second quarter of 1997. After that, income from the Canadian business will depend on the ultimate nature of the Company's arrangement in Canada.

Trends early in 1997 indicate that packaging and aluminum costs will be flat for the rest of the year. Movement in spot prime aluminum between now and the third quarter of 1997 could change these trends.

Total annual net interest expense in 1997 is expected to be lower than in 1996 because of the increased investment activity with the Company's improved cash position.

Cautionary statement - The "Outlook" section of this report contains "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could influence the achievement of these goals - and cause actual results to differ materially from those expressed in forward-looking statements - include, but are not limited to, the following:

     - the inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products;

     - the failure to obtain all required consents to the previously-disclosed conditional partnership arrangement with The Molson Companies Limited and Foster's Brewing Group;

     - the potential erosion of recent price increases through discounting or a higher proportion of sales in multi-packs;

     - a potential shift in consumer preferences toward lower-priced products in response to price increases;

     - a potential shift in consumer preferences away from the premium light beer category, including Coors Light;

     - increases in the cost of aluminum, paper packaging and other raw materials;

     - the Company's inability to reduce manufacturing, freight and overhead costs to more competitive levels;

     - changes in significant government regulations affecting environmental compliance, income taxes and advertising or other marketing efforts for the Company's products;

     - increases in federal or state beer excise taxes;

     - increases in rail transportation rates or interruptions of rail service;

     - potential impact of industry consolidation; and

     - risks associated with investment and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social and economic factors.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 16, 1997, CBC settled all of its legal disputes involving Molson Breweries and its affiliates and its U.S. litigation with Miller Brewing Company. Under terms of the settlement, Molson Breweries has paid ACC $71.5 million. This settlement ends all legal proceedings regarding Molson's breach of a 1985 license agreement to produce and market Coors products in Canada. The amount, net of certain related legal expenses, will be included in ACC's second quarter results.

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

May 14, 1997