Form 10-Q
period 1997-06-29
COORS ADOLPH CO
filed 1997-08-13
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended June 29, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1997:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,786,833 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                              Thirteen weeks ended
                                              June 29,      June 30,
                                                 1997          1996
                                      (In thousands, except per share data)

Sales - domestic and international           $630,094      $616,916
Less:  beer excise taxes                     (109,268)     (111,824)

Net sales                                     520,826       505,092

Costs and expenses:
  Cost of goods sold                          300,663       308,333
  Marketing, general and administrative       156,307       144,719
  Research and project development              3,560         3,277
  Special (credit) charge - net               (32,515)        5,200

   Total operating expenses                   428,015       461,529

Operating income                               92,811        43,563

Other income (expense) - net                     (977)       (2,613)

Income before income taxes                     91,834        40,950

Income tax expense                            (40,816)      (17,154)

Net income                                   $ 51,018      $ 23,796

Net income per common share                  $   1.36      $   0.63

Weighted average number of outstanding
  common shares                                37,392        38,013

Cash dividends declared and paid per
  common share                               $  0.125      $  0.125


See notes to consolidated financial statements.


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                             Twenty-six weeks ended
                                              June 29,        June 30,
                                                 1997            1996
                                      (In thousands, except per share data)

Sales - domestic and international         $1,113,469      $1,068,286
Less:  beer excise taxes                     (193,648)       (191,523)

Net sales                                     919,821         876,763

Costs and expenses:
  Cost of goods sold                          555,830         572,752
  Marketing, general and administrative       281,605         252,131
  Research and project development              6,376           5,640
  Special (credit) charge - net               (31,517)          5,200

   Total operating expenses                   812,294         835,723

Operating income                              107,527          41,040

Other income (expense) - net                   (2,057)         (5,197)

Income before income taxes                    105,470          35,843

Income tax expense                            (46,407)        (15,054)

Net income                                 $   59,063      $   20,789

Net income per common share                $     1.57      $     0.55

Weighted average number of outstanding
  common shares                                37,552          38,013

Cash dividends declared and paid per
  common share                             $    0.250      $    0.250


See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 29,  December 29,
                                                      1997          1996
                                                      (In thousands)
Assets

Current assets:
  Cash and cash equivalents                    $   178,501    $  110,905
  Accounts and notes receivable, net               167,048       114,343

  Inventories:
    Finished                                        47,415        43,477
    In process                                      27,383        23,157
    Raw materials                                   14,791        40,737
    Packaging materials                              8,426        13,699

  Total inventories                                 98,015       121,070

  Other assets                                      96,817        70,324

      Total current assets                         540,381       416,642

Properties, at cost, less accumulated
  depreciation and amortization of $1,359,117
  in 1997 and $1,313,709 in 1996                   758,123       814,102

Other assets                                       116,667       131,792

    Total assets                               $ 1,415,171   $ 1,362,536


See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 29,   December 29,
                                                      1997           1996
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   128,272    $   123,120
  Accrued expenses and other liabilities           195,373        152,328
  Current portion of long-term debt                 31,000         17,000

      Total current liabilities                    354,645        292,448

Long-term debt                                     145,000        176,000

Deferred tax liability                              69,761         76,083

Other long-term liabilities                        106,019        102,518

      Total liabilities                            675,425        647,049

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,883,833 in
    1997 and 36,662,404 in 1996)                     8,544          8,729

      Total capital stock                            9,804          9,989

  Paid-in capital                                    9,700         31,436
  Retained earnings                                721,626        671,972
  Foreign currency translation adjustment           (1,384)         2,090

      Total shareholders' equity                   739,746        715,487

Total liabilities and shareholders' equity     $ 1,415,171    $ 1,362,536


See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Twenty-six weeks ended
                                                 June 29,         June 30,
                                                    1997             1996
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                   $  59,063        $  20,789
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net earnings of joint ventures    (9,590)          (6,095)
      Reserve for joint venture investment        22,378               --
      Depreciation and amortization               59,163           59,387
      Loss on sale or abandonment of
        properties and intangibles                 3,752            8,829
      Impairment charge                           10,595               --
      Deferred income taxes                       (6,304)          (2,687)
  Change in current assets and current
    liabilities                                   29,586           (5,979)

       Net cash provided by operating
         activities                              168,643           74,244

Cash flows from investing activities:
  Purchases of short-term investments            (33,861)              --
  Additions to properties and intangible
    assets                                       (22,414)         (32,389)
  Proceeds from sale of properties and
    intangibles                                    2,479            1,866
  Other                                             (145)           6,351

       Net cash used in investing activities     (53,941)         (24,172)

Cash flows from financing activities:
  Purchases of stock                             (23,029)             (26)
  Issuances of stock under stock plans               316              261
  Dividends paid                                  (9,409)          (9,502)
  Payment of current portion of long-term debt   (14,000)         (31,000)

       Net cash used in financing activities     (46,122)         (40,267)

Cash and cash equivalents:
  Net increase in cash and cash equivalents       68,580            9,805
  Effect of exchange rate changes on
    cash and cash equivalents                       (984)          (1,632)
  Balance at beginning of year                   110,905           32,386

  Balance at end of quarter                    $ 178,501         $ 40,559


See notes to consolidated financial statements.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 29, 1997

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at June 29, 1997, and the results of its operations for the thirteen and twenty-six weeks ended June 29, 1997. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 29, 1996.

Statements of cash flows - Cash paid for interest for the six months ended June 29, 1997, and June 30, 1996, was $8,342,000 and $10,240,000, respectively. Cash paid for income taxes for the six months ended June 29, 1997, and June 30, 1996, was $12,619,000 and $541,000, respectively. During the six-month period ended June 29, 1997, ACC issued $792,000 in restricted common stock under its management incentive program.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

Accounting changes - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that have previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997, and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three and six months ended June 29, 1997, and June 30, 1996, the Company's pro forma basic and diluted earnings per share would have been as follows:

            Three months    Three months    Six months    Six months
                ended           ended          ended        ended
           June 29, 1997   June 30, 1996  June 29, 1997  June 30, 1996

Basic          $1.37           $0.63          $1.58         $0.55

Diluted        $1.34           $0.62          $1.56         $0.54

3. JINRO-COORS BREWING COMPANY

CBC invested approximately $22 million in Jinro-Coors Brewing Company (JCBC) in 1992 for a 33% interest. This investment includes a put option and is exercisable by CBC through March 1999. The put option entitles CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment at the greater of cost or market value (both measured in Korean Won). JCBC achieved positive operating income in 1996 but has not yet been profitable due to debt service costs.

In April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed a debt payment. In response to its financial difficulties and those of its subsidiaries, Jinro Group is working with its creditors and the government to restructure its debts and is in the process of selling real estate and merging and/or selling businesses. The financial difficulties of Jinro Limited, the guarantor of the put option discussed above, call into question the recoverability of CBC's investment in JCBC. As such, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve has been classified as a special charge in the accompanying statements of income.

4. COORS BREWING IBERICA, S.A.

In March 1994, CBC, through its subsidiary, Coors Brewing Iberica, S.A. (Coors Iberica), purchased a 500,000-hectoliter brewery in Zaragoza, Spain. CBC's total investment in Spain exceeds $50 million, which includes the initial purchase price and funding of operating and marketing expenditures.

Coors Iberica has recently addressed certain capacity issues at its brewery as well as certain employment matters. Coors Iberica negotiated severance terms with labor unions during the second quarter of 1997, which prompted CBC management to update its evaluation of the recoverability of Coors Iberica's long-lived assets and related goodwill. Certain of these assets were deemed impaired in light of future, undiscounted cash flows. During the second quarter of 1997, CBC recorded an impairment charge of approximately $10.6 million and severance costs of approximately $3.8 million, which have been classified as special charges in the accompanying statements of income. The impairment charge represents a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined with the aid of an independent, third-party appraisal.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Special (Credit) Charge

In the second quarter of 1997, ACC recorded a net special credit of $32.5 million, which is composed of the following items: a $71.5-million payment from Molson Breweries (Molson) to settle legal disputes with CBC, less approximately $2.2 million in related legal expenses; a $22.4-million reserve related to the recoverability of CBC's investment in JCBC; and a $14.4-million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction.

In the second quarter of 1996, the Company recorded a special charge of $5.2 million related to the cost of ongoing legal proceedings with Molson and affiliates and the severance component of restructuring CBC's engineering and construction operations.

The Company's operating results including and excluding these special items is summarized as follows:

                           Thirteen weeks ended     Twenty-six weeks ended
                           June 29,     June 30,    June 29,       June 30,
                              1997         1996        1997           1996
                                    (In thousands, except per share data)
Operating income:
  As reported               $92,811       $43,563    $107,527     $41,040
  Excluding special items    60,296        48,763      76,010      46,240

Net income:
  As reported                51,018        23,796      59,063      20,789
  Excluding special items    36,456        26,956      45,111      23,949

Earnings per share:
  As reported                $ 1.36         $0.63       $1.57       $0.55
  Excluding special items    $ 0.97         $0.71       $1.20       $0.63


Consolidated Results of Continuing Operations

Sales and volume - ACC reported net sales of $520.8 million and $919.8 million for the second quarter and first half of 1997, respectively, representing increases of 3.1% and 4.9% over the same periods of 1996. Net sales for the three months ended June
29, 1997, were impacted favorably by net price increases; higher export sales, which generate greater net revenue per barrel than domestic volume; and increased Canadian income under an interim agreement with Molson. For the second quarter of 1997, these positive factors were offset in part by unfavorable brand and package mixes. Net sales for the six months ended June 29, 1997, were impacted favorably by higher domestic and export volume, net price increases, lower excise taxes because of higher export sales, and increased Canadian income. These factors were partially offset in the first half of 1997 by unfavorable package mix.

Gross profit - Gross profit in the second quarter of 1997 rose 11.9% to $220.2 million over the second quarter of 1996, while gross profit in the first half of 1997 rose 19.7% to $364.0 million compared to the same period of 1996. As a percentage of net sales, gross profit increased to 42.3% and 39.6% in the second quarter and first half of 1997, respectively, from 39.0% and 34.7% for the same periods a year earlier. These improvements were attributable to the increases in net sales, as discussed above, and decreases in cost of goods sold of 2.5% in the second quarter of 1997 and 3.0% in the first half of 1997. Cost of goods sold decreased primarily because of lower packaging material costs and improved efficiencies in operations. These positive factors were offset in part by unfavorable brand and package mixes.

Operating income - Operating income, excluding special items, was $60.3 million and $76.0 million for the second quarter and first half of 1997, respectively, compared to $48.8 million and $46.2 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses and by slight increases in research and project development costs. Marketing, general and administrative expenses rose because of greater advertising spending and higher reserves for employee incentives. Research and project development costs increased because of expenditures for certain production support and information technology projects.

Non-operating expenses - Net non-operating expenses for the second quarter and first half of 1997 declined 62.6% and 60.4%, respectively, from the same periods of 1996 primarily because of reductions in net interest expense. The decrease in net interest expense in 1997 compared to 1996 was attributable to lower outstanding principal balances of ACC's medium-term notes and increased interest income. These factors were offset by a decrease in capitalized interest due to fewer capital projects.

Effective tax rate - The consolidated effective tax rates for the second quarter and first half of 1997, excluding special items, were 38.5% and 39.0%, respectively, compared to 41.6% for both these periods of 1996.

Net income - Net earnings for the second quarter and first half of 1997, excluding special items, were $36.5 million, or $0.97 per share, and $45.1 million, or $1.20 per share, respectively. This compares to net earnings, excluding special items, of $27.0 million, or $0.71 per share, and $23.9 million, or $0.63 per share, respectively, for the second quarter and first half of 1996.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 29, 1997, ACC had working capital of $185.7 million, and its net cash position was $178.5 million compared to $110.9 million as of December 29, 1996. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $168.6 million for the first half of 1997 compared to $74.2 million for the first half of 1996. The increase in cash provided by operating activities was attributable to an increase in net income, increases in the changes in accounts payable and accrued expenses and other liabilities and a decrease in the change in other assets. These cash inflows from operating activities were offset partially by increases in the change in accounts and notes receivable and inventories. The increases in the changes in accounts payable and accrued expenses and other liabilities for the six-month period ended June 29, 1997, from the same period a year earlier were primarily attributable to volume increases and an increase in accrued taxes related to the Company's settlement with Molson. The decrease in the change in other assets was due to a reduction in prepaid advertising, primarily due to the timing of such expenditures. Accounts and notes receivable increased for the six-month period ended June 29, 1997, over the six-month period ended June 30, 1996, primarily because sales were lower during the last 12 to 16 days of 1996 than during the same period of 1995; CBC's credit terms to its distributors are generally 12 to 16 days. The increase in inventories for the first half of 1997 compared to the same period a year earlier was attributable to reduced inventory levels at December 29, 1996, when compared to such levels at December 31, 1995, because of the Company's plant shut-down at the end of 1996 (which did not occur in 1995). In addition, there were reductions in finished goods resulting from an increase in the amount of inventory shipped directly to distributors compared to the prior year.

Investing activities - During the first six months of 1997, ACC spent $53.9 million on investing activities compared to $24.2 million for the first six months of 1996. The Company purchased
$33.9 million in short-term cash investments during the first half of 1997 as a result of its improved cash position. Capital expenditures decreased to $22.4 million for the six months ended
June 29, 1997, from $32.4 million a year earlier. Capital expenditures for the first half of 1997 focused on information systems and upgrades and other efficiency-improvements to Golden-based facilities.

Financing activities - ACC spent $46.1 million on financing activities during the six months ended June 29, 1997, primarily on purchases of Class B common stock for $23.0 million, dividend payments of $9.4 million and principal payments on its debt of $14.0 million.

Outlook - Results for the first half of 1997 benefited from favorable comparisons in domestic and export volume and certain improved efficiencies in operations. The Company cannot predict the degree to which volume trends will continue.

Consistent with industry pricing trends, the Company raised prices in most of its U.S. markets in the first half of 1997. However, several key markets are experiencing some aggressive value-pack and pricing activity. The Company cannot predict the degree to which pricing will be eroded by value-packing, discounting or the impact that higher prices will have on total volume or sales mix.

The Company expects its interim agreement with Molson to be in place at least through the end of the third quarter of 1997.
After that, income from the Canadian business will depend on whether the previously-announced contingent agreement is finalized.

Trends for the first half of 1997 indicate that packaging costs are likely to be flat for the rest of the year. Movement in spot prime aluminum between now and the end of the third quarter of 1997 could change these trends.

Total annual net interest expense in 1997 is expected to be lower than in 1996 because of the increased investment activity and interest income because of the Company's improved cash position.

Cautionary statement - The "Outlook" section of this report contains "forward-looking statements" within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most important factors that could influence the achievement of these goals - and cause actual results to differ materially from those expressed in forward-looking statements - include, but are not limited to, the following:

     - the failure to obtain all required consents to the previously disclosed conditional partnership arrangement with The Molson Companies Limited and Foster's Brewing Group;

     - the potential erosion of recent price increases through discounting or a higher proportion of sales in value-packs;

     - a potential shift in consumer preferences toward lower- priced products in response to price increases;

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See the Company's Form 10-Q for the quarter ended March 30, 1997, for a discussion of CBC's April 16, 1997, settlement of legal disputes involving Molson Breweries and its affiliates and its U.S. litigation with Miller Brewing Company.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     A report on Form 8-K dated April 30, 1997 was submitted announcing the settlement of all legal disputes between CBC and the Molson Breweries and related parties (Molson Breweries). Plans for a new partnership were also disclosed to manage Coors brands in Canada. Please see Form 8-K filed on April 30, 1997. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


August 13, 1997