Form 10-Q
period 1997-09-28
COORS ADOLPH CO
filed 1997-11-12
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended September 28, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 7, 1997:

                     Class A Common Stock -    1,260,000 shares
                     Class B Common Stock -   35,807,356 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                  Thirteen weeks ended
                                             September 28,   September 29,
                                                     1997            1996
                                         (In thousands, except per share data)

Sales - domestic and international           $    593,953    $    557,177
Less:  beer excise taxes                         (104,254)       (101,227)

Net sales                                         489,699         455,950

Costs and expenses:
  Cost of goods sold                              298,769         291,094
  Marketing, general and administrative           155,273         134,743
  Research and project development                  3,998           3,124
  Special (credit) charge - net                        --          (6,712)

   Total operating expenses                       458,040         422,249

Operating income                                   31,659          33,701

Other income (expense) - net                         (519)         (1,503)

Income before income taxes                         31,140          32,198

Income tax expense                                 13,701          13,523

Net income                                   $     17,439    $     18,675

Net income per common share                  $       0.47    $       0.49

Weighted average number of outstanding
 common shares                                     37,077          38,018

Cash dividends declared and paid per
 common share                                $      0.150    $      0.125

See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                Thirty-nine weeks ended
                                             September 28,   September 29,
                                                     1997            1996
                                         (In thousands, except per share data)

Sales - domestic and international           $  1,707,422    $  1,625,463
Less:  beer excise taxes                         (297,902)       (292,750)

Net sales                                       1,409,520       1,332,713

Costs and expenses:
  Cost of goods sold                              854,599         863,846
  Marketing, general and administrative           436,878         386,874
  Research and project development                 10,374           8,764
  Special (credit) charge - net                   (31,517)         (1,512)

   Total operating expenses                     1,270,334       1,257,972

Operating income                                  139,186          74,741

Other income (expense) - net                       (2,576)         (6,700)

Income before income taxes                        136,610          68,041

Income tax expense                                 60,108          28,577

Net income                                   $     76,502    $     39,464

Net income per common share                  $       2.05    $       1.04

Weighted average number of outstanding
 common shares                                     37,394          38,014

Cash dividends declared and paid per
 common share                                $      0.400    $      0.375

See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                            September 28,      December 29,
                                                    1997              1996
                                                     (In thousands)
Assets

Current assets:
  Cash and cash equivalents                 $    143,183       $   110,905
  Accounts and notes receivable, net             140,362           114,343

  Inventories:
    Finished                                      44,962            43,477
    In process                                    22,814            23,157
    Raw materials                                 33,404            40,737
    Packaging materials                            5,659            13,699

  Total inventories                              106,839           121,070

  Other assets                                   171,378            70,324

      Total current assets                       561,762           416,642


Properties, at cost, less accumulated
  depreciation, depletion and amortization
  of $1,394,622 in 1997 and $1,313,709
  in 1996                                        737,565           814,102

Other assets                                     117,805           131,792

  Total assets                              $  1,417,132       $ 1,362,536

See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                              September 28,    December 29,
                                                      1997            1996
                                                     (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                            $    129,363     $   123,120
  Accrued expenses and other liabilities           188,339         152,328
  Current portion of long-term debt                 27,500          17,000

      Total current liabilities                    345,202         292,448

Long-term debt                                     145,000         176,000

Deferred tax liability                              76,482          76,083

Other long-term liabilities                        103,464         102,518

  Total liabilities                                670,148         647,049

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --              --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260           1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,795,425 in
    1997 and 36,662,404 in 1996)                     8,523           8,729

      Total capital stock                            9,783           9,989

  Paid-in capital                                    5,333          31,436
  Retained earnings                                733,507         671,972
  Foreign currency translation adjustment           (1,639)          2,090

      Total shareholders' equity                   746,984         715,487

Total liabilities and shareholders' equity    $  1,417,132     $ 1,362,536

See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the thirty-nine weeks ended
                                               September 28,     September 29,
                                                       1997              1996
                                                          (In thousands)
Cash flows from operating activities:
  Net income                                   $     76,502      $     39,464
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net earnings of joint ventures      (13,979)           (8,733)
      Reserve for joint venture investment           21,978                --
      Depreciation and amortization                  88,263            90,609
      Loss on sale or abandonment of
        properties and intangibles                    5,586             8,145
      Impairment charge                              10,595                --
      Deferred income taxes                         (12,204)           (1,921)
  Change in current assets and current
        liabilities                                  33,251              (173)

       Net cash provided by
         operating activities                       209,992           127,391

Cash flows from investing activities:
  Purchases of investments                         (121,289)               --
  Sales and maturities of investments                27,253                --
  Additions to properties and intangible
    assets                                          (35,563)          (46,276)
  Proceeds from sale of properties and
    intangibles                                       2,994             7,864
  Other                                               7,367               462

      Net cash used in investing activities        (119,238)          (37,950)

Cash flows from financing activities:
  Purchases of stock                                (27,417)           (2,950)
  Dividends paid                                    (14,967)          (14,245)
  Payment of current portion of long-term debt      (20,500)          (36,000)
  Other                                               5,334               459

      Net cash used in financing activities         (57,550)          (52,736)

Cash and cash equivalents:
  Net increase in cash and cash equivalents          33,204            36,705
  Effect of exchange rate changes on
    cash and cash equivalents                          (926)             (235)
  Balance at beginning of year                      110,905            32,386

  Balance at end of quarter                    $    143,183      $     68,856

See notes to consolidated financial statements.

             ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at September 28, 1997, and the results of its operations for the thirteen and thirty-nine weeks ended September 28, 1997. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC.
All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 29, 1996.

Statements of cash flows - Cash paid for interest for the nine months ended September 28, 1997, and September 29, 1996, was
$11,907,000 and $13,792,000, respectively. Cash paid for income taxes for the nine months ended September 28, 1997, and September
29, 1996, was $48,516,000 and $8,255,000, respectively. During the nine-month period ended September 28, 1997, ACC issued
$792,000 in restricted common stock under its management incentive program.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

Accounting changes - In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that have previously been followed by the Company. FAS 128 is effective for years ending after December 15, 1997, and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three and nine months ended September 28, 1997, and September 29, 1996, the Company's pro forma basic and diluted earnings per share would have been as follows:

            Thirteen weeks ended         Thirty-nine weeks ended
         September 28,  September 29,  September 28,  September 29,
                 1997           1996           1997           1996

Basic          $0.47           $0.49          $2.05          $1.04

Diluted        $0.46           $0.49          $2.01          $1.03

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

Beginning in April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed debt payments and began attempting to restructure. In response to its financial difficulties and those of its subsidiaries, Jinro Group has been working with its creditors and the government to restructure its debts and has been selling real estate and merging and/or selling businesses. The financial difficulties of Jinro Limited, the guarantor of the put option discussed above, call into question the recoverability of CBC's investment in JCBC. As such, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve has been classified as a special charge in the accompanying statements of income.

4. COORS BREWING IBERICA, S.A.

In March 1994, CBC, through its subsidiary Coors Brewing Iberica, S.A. (Coors Iberica), purchased a 500,000-hectoliter brewery in Zaragoza, Spain. CBC's total investment in Spain exceeds $50 million, which includes the initial purchase price and funding of operating and marketing expenditures.

Coors Iberica has recently addressed certain capacity issues at its brewery, as well as certain employment matters. Coors Iberica negotiated severance terms with labor unions during the second quarter of 1997, which prompted CBC management to update its evaluation of the recoverability of Coors Iberica's long-lived assets and related goodwill. Certain of these assets were deemed impaired in light of expected future, undiscounted cash flows. During the second quarter of 1997, CBC recorded an impairment charge of approximately $10.6 million and severance costs of approximately $3.8 million, which have been classified as special charges in the accompanying statements of income. The impairment charge represents a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined with the aid of an independent, third-party appraisal.

5. YEAR 2000

As the year 2000 approaches, ACC recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure that it is Year 2000 compliant. The financial impact to ACC is anticipated to range from approximately $10 to $20 million for each of fiscal years 1998 and 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Special (Credit) Charge

For the nine months ended September 28, 1997, ACC recorded a net special credit of $31.5 million, which is composed of the following items: a $71.5-million payment from Molson Breweries (Molson) to settle legal disputes with CBC, less approximately $3.2 million in related legal expenses; a $22.4-million reserve related to the recoverability of CBC's investment in JCBC; and a $14.4-million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction.

For the three months ended September 29, 1996, the Company recorded a net special credit of $6.7 million, which consists of the following: a $4.8-million payment from Molson for underpaid royalties, net of related legal expenses; and a $1.9-million gain related to the 1995 curtailment of certain postretirement benefits.

For the nine months ended September 29, 1996, ACC recorded a net special credit of $1.5 million, which is attributable to the $6.7-million net special credit discussed above, offset in part by $5.2 million related to the cost of legal proceedings with Molson and affiliates and the severance component of restructuring CBC's engineering and construction operations.

The Company's operating results including and excluding the net special credit are summarized below:

                       Thirteen weeks ended      Thirty-nine weeks ended
                    September 28, September 29, September 28,  September 29,
                            1997          1996          1997           1996
                                (In thousands, except per share data)

Operating income:
  As reported              $31,659       $33,701       $139,186     $74,741
  Excluding special items      N/A        26,989        107,669      73,229

Net income:
  As reported               17,439        18,675         76,502      39,464
  Excluding special items      N/A        14,596         62,550      38,545

Earnings per share:
  As reported               $ 0.47         $0.49          $2.05       $1.04
  Excluding special items      N/A         $0.38          $1.67       $1.01


N/A - Not applicable (no special items recorded during this period).


Consolidated Results of Continuing Operations

Sales and volume - ACC reported net sales of $489.7 million and $1,409.5 million for the three and nine months ended September 28, 1997, respectively, representing increases of 7.4% and 5.8% over the same periods of 1996. Net sales for both these periods of 1997 were impacted favorably by higher domestic and export volume, net price increases, lower excise taxes because of proportionally more export sales and increased Canadian income under an interim agreement with Molson. These factors were partially offset by unfavorable package mix experienced during the nine months ended September 28, 1997.

Gross profit - Gross profit for the three months ended September 28, 1997, rose 15.8% to $190.9 million over this same period of 1996, while gross profit for the nine months ended September 28, 1997, rose 18.4% to $554.9 million compared to the same period of 1996. As a percentage of net sales, gross profit increased to 39.0% and 39.4% in the thirteen and thirty-nine weeks ended September 28, 1997, respectively, from 36.2% and 35.2% for the same periods a year earlier. These improvements were attributable to the increases in net sales, as discussed above, and decreases in cost of goods sold per barrel. Cost of goods sold per barrel decreased to $53.92 and $53.94 for the three and nine months ended September 28, 1997, respectively, from $54.34 and $56.03 for the same periods of 1996. These decreases were primarily attributable to higher joint venture income, which results in lower packaging costs, and improved efficiencies in operations. These positive factors were offset in part by costs associated with recalling certain products and the writing off of various assets in the third quarter of 1997.

Operating income - Operating income, excluding special items, was $31.7 million and $107.7 million for the three and nine months ended September 28, 1997, respectively, compared to $27.0 million and $73.2 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit discussed above, offset in part by increases in marketing, general and administrative expenses and by slight increases in research and project development costs. Marketing, general and administrative expenses rose because of greater advertising spending and higher reserves for employee incentives. Research and project development costs increased because of expenditures for certain production support and information technology projects.

Non-operating expenses - Net non-operating expenses for the thirteen and thirty-nine weeks ended September 28, 1997, declined
65.5% and 61.2%, respectively, from the same periods of 1996 primarily because of reductions in net interest expense. The decrease in net interest expense in 1997 compared to 1996 was attributable to lower outstanding principal balances of ACC's medium-term notes and increased interest income. These factors were offset by a decrease in capitalized interest due to fewer capital projects.

Effective tax rate - The consolidated effective tax rate for the three and nine months ended September 28, 1997, excluding special items, was 44% and 40.5%, respectively, compared to 42% for both these periods of 1996.

Net income - Net earnings for the thirteen and thirty-nine weeks ended September 28, 1997, were $17.4 million, or $0.47 per share, and $62.6 million, or $1.67 per share, respectively. This compares to net earnings, excluding special items, of $14.6 million, or $0.38 per share, and $38.5 million, or $1.01 per share, for the thirteen and thirty-nine weeks ended September 29, 1996.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of September 28, 1997, ACC had working capital of $216.6 million, and its net cash position was $143.2 million compared to $110.9 million as of December 29, 1996. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $210.0 million for the nine months ended September 28, 1997, compared to $127.4 million for the same period a year earlier.
The increase in cash provided by operating activities was attributable to an increase in net income, increases in the changes in accounts payable and accrued expenses and other liabilities and a decrease in the change in inventories. These cash inflows from operating activities were offset partially by increases in the changes in accounts and notes receivable and other assets. The increases in the changes in accounts payable and accrued expenses and other liabilities for the nine months ended September 28, 1997, from the same period a year earlier were primarily attributable to volume increases, higher reserves for employee incentives and a timing difference in excise tax payments. The decrease in the change in inventories was due to the transfer of packaging materials to certain CBC joint ventures. Accounts and notes receivable increased for the nine-month period ended September 28, 1997, primarily due to net price increases and because CBC shipped more beer by truck, rather than by railcar, due to certain performance problems with one of its rail suppliers. This situation extended CBC's collection period by approximately one to two days compared to the same period of 1996. The increase in the change in other assets for the first nine months of 1997 was attributable to the timing of such expenditures.

Investing activities - During the nine months ended September 28, 1997, ACC spent $119.2 million on investing activities compared to $38.0 million for the nine months ended September 29, 1996. The Company purchased $121.3 million in cash investments during the first nine months of 1997 as a result of its improved cash position. During this same period of 1997, approximately $27.3 million of cash investments matured or were sold. Capital expenditures decreased to $35.6 million for the thirty-nine weeks ended September 28, 1997, from $46.3 million a year earlier. Capital expenditures for the first nine months of 1997 focused on information systems and upgrades and other efficiency-improvements to Golden-based facilities. Proceeds from the sales of properties and intangibles decreased to $3.0 million for the nine-month period ended September 28, 1997, from $7.9 million a year earlier due to fewer sales of such items.

Financing activities - ACC spent $57.6 million on financing activities during the nine months ended September 28, 1997, primarily on purchases of Class B common stock for $27.4 million, dividend payments of $15.0 million and principal payments on its debt of $20.5 million. These cash outflows were offset in part by approximately $5.0 million of cash received under a short-term line of credit.

Outlook

Results for the first nine months of 1997 benefited from favorable comparisons in domestic and export volume and certain improved efficiencies in operations. The Company cannot predict the degree to which volume trends will continue.

Consistent with industry pricing trends, the Company raised prices in most of its U.S. markets early in 1997. However, several key markets are experiencing some aggressive discounting and value-pack activity. The Company cannot predict the degree to which pricing will be eroded by value-packing or discounting or the impact that higher prices will have on total volume or sales mix. The Company also cannot predict how long it will continue to ship more beer by truck, rather than by railcar, thereby continuing the lengthening of its collection period by approximately one to two days.

Income from the Canadian business may be impacted by the same type of pronounced seasonality experienced in the first quarter of 1997 and will depend on whether the previously-announced contingent agreement with Molson is finalized during the fourth quarter of 1997.

Trends for the first nine months of 1997 indicate that packaging costs and other cost of goods sold are likely to be flat or up slightly for the rest of the year. Marketing expenses in 1997 are expected to be higher than in 1996 because of the Company's continued investments behind its core beer brands.

Total annual net interest expense in 1997 is expected to be lower than in 1996 because of the increased investment activity and related interest income due to the Company's improved cash position and because of lower debt levels and related interest expense.

The effective tax rate for fiscal year 1997 is expected to be approximately 44%.

Cautionary Statement

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None for the quarter ended September 28, 1997.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None for the quarter ended September 28, 1997.

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


November 12, 1997