Form 10-K405
period 1997-12-28
COORS ADOLPH CO
filed 1998-03-30
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 28, 1997
                                         OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non- affiliates of the registrant: All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,020,455 shares

                                   PART I

ITEM 1. Business

(a)  General Development of Business

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

CBC owns Coors Distributing Company (CDC) and several smaller subsidiaries, including Coors Transportation Company; Coors
Energy Company (CEC); the majority of The Wannamaker Ditch
Company and The Rocky Mountain Water Company, which carry process water from nearby Clear Creek to various CBC reservoirs in the Golden area; Coors Brewing Company International, Inc. (CBCI);
Coors Global, Inc. (Global); Coors Intercontinental, Inc. (Intercontinental); Coors Nova Scotia Co. and Coors Japan Company, Ltd. (Coors Japan).

CDC owns and operates distributorships in several markets across the United States. CDC's 1997 operations accounted for approximately 5.7% of CBC's total beer sales volume.

Through a subsidiary, CEC continues to operate a gas transmission pipeline that provides energy to CBC's Shenandoah facility.

CBC, CBCI, Global and Intercontinental own Coors Brewing
International C.V. (the CV), which in turn owns Coors Brewing
Iberica, S.A. (Coors Iberica) and Coors Services, S.A. Established in 1995, Coors Services, S.A. provides management and administrative services to CBC. The CV acts as a holding company and a finance subsidiary.

Coors Brewing International, Ltd. (CBIL), owned by ACC and based in London, was created in December 1997. Effective January 1, 1998, it provides management and administrative services to CBC. CBIL also provides sales and distribution services for Coors products in European markets other than Spain.

In addition to CBC and CBIL, ACC owns Coors Canada, Inc. (CCI), which in turn owns a 50.1% interest in Coors Canada, a partnership. CCI's partners in Coors Canada, Carling O'Keefe Breweries of Canada, Ltd. (Carling) and The Molson Company, Ltd. (Molson Company), each own equal minority interests in the partnership. The partnership, which began operations January 1, 1998, is to develop the business related to Coors products in Canada. The partnership agreement replaces the interim arrangement that the Company and Molson Company operated under during 1997. See further discussion of the Canadian business under section (c) below.

Some of the following statements describe the Company's expectations of future products and business plans, financial results, performance and events.
Actual results may differ materially from these forward-looking statements.

(b)  Financial Information About Industry Segments

The Company has continuing operations in a single industry segment, the production and marketing of malt-based beverages.

(c)  Narrative Description of Business

Coors Brewing Company - General

CBC produces, markets and sells high-quality malt-based beverages. CBC concentrates on distinctive premium and above-premium brands that provide higher-than-average margins. Most of CBC's sales are in U.S. markets; however, the Company is committed to building profitable sales in international markets. Sales of malt beverages totaled 20.6 million barrels in 1997,
20.0 million barrels in 1996 and 20.3 million barrels in 1995. (See Item 7 for discussion of changes in volume.)

Marketing

Principal products and services: CBC currently has 18 brands in its portfolio, of which five are premium products that make up the Coors family of beers: Coors Light(R), Original Coors(R), Coors(R) Extra Gold, Coors(R) Dry and Coors(R) Non-Alcoholic. CBC also produces and markets Zima(R), an innovative malt-based, above-premium beverage.

CBC offers specialty, above-premium beers, including Winterfest(R);
Blue Moon(TM) Honey Blonde Ale; Blue Moon(TM) Belgian White Ale; Blue
Moon(TM) Raspberry Cream Ale; Blue Moon(TM) Abbey Ale and Blue Moon(TM)
Harvest Pumpkin Ale, a seasonal product. CBC also sells licensed products, including George Killian's(R) Irish Red(TM) Lager and George Killian's(R) Irish(TM) Honey. CBC distributed Steinlager(R), New Zealand's number-one premium beer, under license from Lion Nathan International of New Zealand until the end of 1997.

CBC also sells popular-priced products, including Keystone(R)
Premium, Keystone(R) Light, Keystone(R) Dry and Keystone(R) Ice.

CBC's beverages are sold throughout the United States. CBC exports or produces and sells many products overseas, as described in greater detail below.

CBC owns and operates The Sandlot Brewery(R) at Coors Field(R) ballpark in Denver, Colorado. This brewery, which is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

New products/opportunities: Blue Moon Abbey Ale was introduced in
February 1997.

During 1997, Coors Artic Ice(R) and Coors Artic Ice Light(R), Herman Joseph's(R), Blue Moon(TM) Nut Brown Ale, Killian's(R) Irish Brown(TM), Coors(R) Cutter and Keystone(R) Amber Light were discontinued because the market performances of these products did not meet expectations.

Brand names, trademarks, patents and licenses: CBC owns trademarks on all brands it produces and recognizes that consumer knowledge of and loyalty to its brand names and trademarks are vital to CBC's long-term success. It also holds several patents, with expiration dates ranging from 1998 to 2018, on innovative processes related to product formulae, can making, can decorating and certain other technical operations, together with several design patents for innovative packaging. CBC receives revenue from royalties and licenses, but its business is not dependent upon this revenue.

Brand performance: Coors Light is CBC's best-selling brand and has generated more than two-thirds of its total sales volume for the past three years. CBC's second-most-popular brand is Original Coors. Premium and above-premium beers accounted for approximately 88% of CBC's total 1997 sales volume.

Domestic sales: The Company's highest-volume states are California, Texas, Pennsylvania, New York and New Jersey, comprising 47% of total domestic volume.

Eight geographic field business areas manage domestic sales which allow CBC to better anticipate and respond to wholesaler and consumer needs.

International business: Through its U.S. and foreign production facilities, CBC markets its products to approximately 37 international markets and to U.S. military bases worldwide. Export sales are more profitable, on a per-barrel basis, than domestic sales.

Under an interim agreement that was in effect until January 1, 1998, Molson Breweries of Canada Limited (Molson) brewed and distributed Original Coors and Coors Light in Canada, where Coors Light is the best-selling light beer. After Molson permitted Miller Brewing Company (Miller) to purchase a 20% ownership interest in Molson in 1993, the Company initiated two legal actions regarding its licensing arrangement with Molson. On October 18, 1996, an arbitration panel ruled that the licensing agreement terminated in 1993 when Miller acquired its ownership interest in Molson. This ruling returned Canadian rights to all CBC brands to CBC and required Molson to compensate CBC for the period beginning April 2, 1993. In April 1997, the Company settled all legal disputes among CBC, Molson, Miller and related parties. Under terms of the settlement, Molson paid the Company approximately $72 million, which was included in ACC's second quarter 1997 results as a special credit net of certain related legal expenses. The arbitration panel also found that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Molson paid CBC $6.1 million in cash (net of $680,000 of withholding taxes) during 1996 to cover the unpaid royalties plus interest.

Coors Canada began operations January 1, 1998, to develop the business related to Coors products in Canada. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson Breweries for the brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson Breweries generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales.

Coors Japan, the exclusive importer of Coors products into Japan and based in Tokyo, distributes, markets and sells CBC's products in Japan, where the Coors brand has been one of the top three foreign premium brands for 10 years.

Beginning in 1991, CBC formed Jinro-Coors Brewing Company (JCBC), a joint venture with Jinro Limited of the Republic of Korea. Until late 1997, CBC owned one-third of JCBC, while Jinro Limited owned the remaining two-thirds. JCBC's financial results have not been included in CBC's financial statements, as CBC's investment is accounted for under the cost basis of accounting, since it has not had the ability to significantly influence JCBC's business operations and the investment has been considered temporary. In December 1997, CBC exercised the put option it held on its $22-million investment in JCBC, which requires Jinro Limited to purchase, in Korean Won, CBC's investment at the greater of cost or market value by June 24, 1998. See Items 7 and 8 for further discussion of this matter.

In March 1994, Coors Iberica purchased a 500,000-hectoliter brewery in Zaragoza, Spain, from El Aguila S.A. of Madrid, Spain, which is owned 51% by Amsterdam-based Heineken, N.V. (the world's second-largest brewer). Coors Iberica brews Coorsr Gold for sale in Spain and the Coorsr Extra Gold brand for export to approximately 14 international markets. El Aguila and Coors jointly distribute Coors products in Spain, while Coors manages marketing efforts. This arrangement provides certain advantages over exporting products directly from U.S. facilities. Financial results of the Zaragoza brewery are included in ACC's financial statements.

Since September 1992, a licensing agreement has been in place that allows Scottish Courage to brew and distribute Coorsr Extra
Gold in the United Kingdom. A joint venture between CBC and Scottish Courage has marketed the product during this period.
Beginning in early 1998, Coors' Zaragoza, Spain brewery will be the source for Coorsr Extra Gold to be sold in the United Kingdom, and Scottish Courage will continue to distribute the product. Scottish Courage will continue to perform some packaging services.

In early 1996, ACC established a foreign sales corporation, Coors Export Ltd., to utilize favorable U.S. tax laws applicable to foreign sales.

Product distribution: A national network of 558 independent distributors and four distributorships owned and operated by CDC deliver CBC products to U.S. retail markets. Some distributors operate multiple branches, bringing the total number of U.S. distributor/branch locations to 611. Independent distributors deliver CBC products to some export/international markets under certain licensing and distribution agreements.

To ensure the highest product quality, CBC monitors distributors' methods of handling Coors products. This monitoring helps ensure adherence to proper refrigeration and rotation guidelines for CBC's malt beverages at both wholesale and retail locations. Distributors are required to replace CBC products if consumer sales have not occurred within prescribed time frames.

Transportation

Given the location of its three production facilities in the U.S., CBC must ship its products a greater distance than most competitors. By packaging some products in the Memphis and Shenandoah facilities, CBC improves the efficiency of distribution and lowers freight costs to certain markets. Major competitors have multiple breweries from which to deliver products, thereby incurring lower transportation costs than CBC.

Approximately 44% of the products packaged at CBC's production facilities are transported by railcar to satellite redistribution centers or directly to distributors throughout the country. The railcars assigned to CBC are specially built and insulated to keep Coors products cold en route. Any disruption by strike in the rail industry would impact CBC more than its major competitors, but, in management's opinion, the risk of such disruption appears low.

The remaining 56% of products are shipped by truck and intermodal (piggyback) directly to distributors or to satellite redistribution centers. Transportation vehicles are also refrigerated or insulated to keep CBC's malt beverages at proper temperatures while in transit.

CBC currently uses 14 strategically located satellite redistribution centers to receive product from production facilities and to prepare shipments to distributors. In 1997, approximately 60% of packaged products were shipped direct to distributors, and approximately 40% moved through the satellite redistribution centers.

Operations

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging and brewing facility in Memphis, Tennessee, and a packaging and distribution facility near Elkton, Virginia (referred to as the Shenandoah facility).

The Golden brewery is the source location for all brands with the Coors name except for Coors Non-Alcoholic. Approximately 65% of
CBC's beer is packaged in Golden; most of the remainder is shipped in bulk from the Golden brewery to the Memphis and Shenandoah facilities for blending, finishing and packaging.

The Memphis facility currently packages all products exported from the United States and brews and packages Zima, Killian's
Irish Honey, Coors Non-Alcoholic, and all of the Blue Moon products. CBC also contract brews small volumes of several products for other companies at the Memphis facility. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis may or may not require additions to plant and equipment.

The Shenandoah facility currently packages certain CBC products for distribution to Eastern U.S. markets and could be expanded if necessary and if opportunities warranted the required financial commitment.

At the end of 1997, CBC had approximately 25 million barrels of annual brewing capacity and 30 million barrels of annual packaging capacity. Current capacity depends upon product mix and may change with shifting consumer preferences for specific brands or packages. CBC's three facilities provide sufficient brewing and packaging capacity to meet foreseeable consumer demand.

Most of CBC's aluminum can, end, glass bottle and malt requirements are produced in owned facilities or facilities operated by joint ventures in which CBC is a partner. CBC has arranged for sufficient container supplies with its joint venture partners and has sufficient malting facilities to fulfill its current and projected requirements.

Container manufacturing facilities: CBC owns a can manufacturing facility that produces approximately 3.8 billion aluminum cans per year, and an aluminum can end manufacturing facility, which provides CBC aluminum ends and tabs. Total container properties comprise approximately 9.0% of the book value of CBC's properties. In 1994, CBC and American National Can Company (ANC) formed a joint venture to produce beverage cans and ends at CBC's manufacturing facilities for sale to CBC and outside customers. The joint venture's initial term is seven years but can be extended for two additional three-year terms. The joint venture has improved the technology and utilization of both facilities and has enhanced the returns on this investment. In 1997, CBC purchased approximately 96% of the cans produced by the joint venture. The joint venture is committed to supplying 100% of the Golden facility's can and end requirements.

In June 1995, CBC and Anchor Glass Container Corporation (Anchor) established a joint venture partnership, the Rocky Mountain
Bottle Company (RMBC), to produce glass bottles at the CBC glass manufacturing facility. The joint venture has lowered unit costs, increased output and created efficiencies at the glass plant. CBC contributed approximately $16.2 million in machinery, equipment and certain personal property to RMBC. The partnership's initial term is 10 years (ending 2005) and can be extended for additional two-year periods.

Effective February 5, 1997, Owens-Brockway Glass Container, Inc. (Owens) replaced Anchor as CBC's partner in RMBC as a result of Anchor's bankruptcy in September 1996 and the related sale of certain Anchor assets to Owens and Consumers Packaging, Inc.
Further, Owens has replaced Anchor as the 100% preferred supplier of bottles to CBC for bottle requirements not met by RMBC. Owens' replacement of Anchor did not significantly impact RMBC's operations.

In 1997, RMBC produced approximately 871 million bottles; CBC purchased approximately 97% of the bottles produced. To assist in accomplishment of its goal of manufacturing bottles with recycled material, CBC constructed a glass recycling facility in Wheat
Ridge, Colorado, in 1994 and doubled the amount of glass the facility can recycle annually. RMBC operates the recycling facility.

Other facilities: CBC owns waste treatment facilities that process waste from CBC's manufacturing operations and from the City of Golden.

In September 1995, CBC sold its power plant equipment and support facilities to Trigen-Nations Energy Corporation, L.L.L.P.
(Trigen) for approximately $22 million. CBC has agreed to purchase from Trigen the electricity and steam needed to operate its Golden facilities. This 25-year agreement also requires that significant capital improvements be made by Trigen.

CBC continues to improve asset utilization by divesting non-core assets and by continuing to improve capacity utilization through joint ventures and alliances. CBC is exploring a combination of capital improvements and outsourcing to provide for its long-term malting needs.

Capital improvements: In 1997, the Company spent approximately $60 million in capital expenditures. While management plans to invest appropriately in order to ensure ongoing productivity and efficiency of CBC assets, a high priority will be given to those projects the Company believes offer attractive returns. The Company expects its capital expenditures for 1998 to be in the range of $75 to $85 million.

Raw Materials/Sources and Availability

CBC's beers are made with all natural ingredients, and its brewing cycle is one of the longest in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials and believes it has sufficient access to raw materials and packaging supplies to meet its quality and production requirements.

Barley, barley malt, starch and hops: CBC uses proprietary strains of barley, developed by its own agronomists, in most of its malt beverages. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area farmers. CBC's malting facility in Golden produces malt for all CBC products except Blue Moon. CBC maintains inventory levels in owned locations sufficient to continue production in the event of any disruption in barley or malt supplies.

Rice and refined cereal starch (which are interchangeable in CBC's brewing process) and foreign and domestic hops are purchased from outside suppliers. Adequate inventories are maintained to continue production through any foreseeable disruption in supply.

Water: CBC uses naturally filtered water from underground aquifers to brew malt beverages at its Golden facility. Water from private deep wells is used for brewing, final blending and packaging operations at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources in Golden and Memphis is well balanced with minerals and dissolved solids to brew high-quality malt beverages.

CBC continually monitors the quality of all the water used in its brewing and blending processes for compliance with its own stringent quality standards as well as applicable federal and state water standards. CBC owns water rights believed to be adequate to meet all of its present requirements for both brewing and industrial uses; however, it continues to acquire water rights and add water reservoir capacity, as appropriate, to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1997, approximately 60% of CBC's malt beverages were packaged in aluminum cans. CBC purchases most of its cans and ends from the joint venture with ANC. Aluminum cans for products packaged at the Memphis plant are purchased from an outside supplier.

Glass bottles were used to package approximately 29% of CBC's beverages in 1997; about half of these bottles were produced by RMBC.

The remainder (11%) of the malt beverages sold during 1997 was packaged primarily in quarter- and half-barrel stainless steel kegs.

Graphic Packaging Corporation, a subsidiary of ACX Technologies,
Inc. (ACX), supplies much of the secondary packaging for CBC's products, including bottle labels and paperboard products.

Supply contracts with ACX companies:  When ACX Technologies, Inc.
(ACX) was spun off from ACC in 1992, CBC negotiated long-term supply contracts with certain ACX subsidiaries for aluminum, starch and packaging materials. These contracts, negotiated at market prices, were to be in effect through 1997. The aluminum contracts were canceled in 1995, and the starch contract was extended in 1997 to run through 1999. The contract for packaging materials was modified in 1997 and extended until at least 1999. See Item 13, Certain Relationships and Related Transactions for further details.

Energy: CBC purchases electricity and steam for its Golden manufacturing facilities from Trigen. CEC supplies Trigen with coal for its steam generator system. CBC does not anticipate future energy supply problems.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The Company's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1997 and 1996 fiscal years were 52 weeks long, while fiscal 1995 was 53 weeks long.

Research and Project Development

CBC's research and project development spending relates primarily to new products and packages; brewing processes, ingredients and equipment; packaging supplies and environmental improvements and cost reductions in processes and packaging materials. These activities are meant to improve the quality and value of CBC's products while reducing costs through more efficient processing and packaging techniques and equipment design, as well as improved raw materials. Approximately $14.6 million, $15.3 million and $16.3 million were spent on research and development in 1997, 1996 and 1995, respectively. The Company expects to spend approximately $14.1 million on research and project development in 1998.

To support new product development, CBC maintains a fully equipped pilot brewery, with a 6,500-barrel annual capacity, within the Golden facility enabling CBC to brew small batches of innovative products without interrupting ongoing production and operations in the main brewery.

Regulations

Federal laws and regulations govern the operations of breweries;
the federal government and all states regulate trade practices, product content and labeling, advertising and marketing practices, distributor relationships and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Many foreign governments apply tariffs on products such as CBC's when exported into their nations. The Company must also deal with varying levels and types of foreign government regulation when attempting to sell its products in those countries.

A number of emerging regulatory/legislative issues could impact the Company's business operations over the next few years, including: i) potential increases in federal, state and local excise taxes; ii) restrictions on the advertising and sale of alcohol beverages;
iii) new packaging regulations and taxes; iv) and others.

Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 1997 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.69 per barrel.
In 1997, CBC recognized approximately $386 million in federal and state excise taxes. A substantial increase in federal or state excise taxes would have a negative impact on sales and profitability of the entire industry, including CBC. CBC is vigorously opposed to any increases in federal, state or local excise taxes and will work diligently to ensure that its view is represented.

The Company anticipates increased scrutiny and focus on alcohol advertising and underage consumption among lawmakers and advocacy groups. The increased scrutiny is due to a number of circumstances outside the control of CBC. CBC intends to strengthen its and support the industry's self-regulation activities, including continuing efforts that demonstrate its social responsibility in advertising, sales, community education and prevention and research.

Environmental

Compliance with federal, state and local environmental laws and regulations did not materially affect the Company's 1997 capital expenditures, earnings or competitive position.

The Company continues to promote the efficient use of resources, waste reduction and pollution prevention. Programs currently under way include recycling, down-weighting of product packages and, where practical, increasing the recycled content of product packaging materials, paper and other supplies. Several employee task forces continually seek effective ways to control hazardous materials and to reduce emissions and waste.

Employees and Employee Relations

The Company has approximately 5,800 full-time employees. Of CBC's three domestic production facilities, Memphis plant workers are the only significant employee group that has union representation (Teamsters). In general, relations with employees have been satisfactory.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information was compiled from the following industry sources: Beer Marketer's Insights and The Maxwell Consumer Report. While management believes these sources are reliable, the Company cannot guarantee the absolute accuracy of these numbers and estimates.

1997 industry overview: The beer industry in the United States is highly competitive. Industry volume growth has averaged less than 1% annually since 1991. In one of the most competitive years of the decade, 1997 saw domestic beer industry shipments decline slightly. By contrast, 1996 domestic shipments were up 0.8% from the year before. In recent years, brewers have attempted to gain market share through competitive pricing, marketing, promotions and innovative packaging. In 1997, price promotions and price discounting were more extensive than a year earlier, significantly reducing revenue growth for major U.S. brewers. Revenue per barrel for the two largest U.S. brewers declined in 1997, despite modest posted price increases early in the year.

The pricing environment continues to be very competitive; no nationwide increases in beer prices were announced late in 1997 or early in 1998. Instead of a posted price increase, the two largest U.S. brewers have announced plans to reduce the depth and duration of price discounting in 1998. If competitors concentrate primarily on market share gains in 1998 instead of profitability, it will place additional downward pressure on pricing. Unit volume growth for major U.S. brewers continues to depend on growth in light beer sales, pricing, introductions of new products and expansion into international markets.

A number of important trends continued in the U.S. beer market in 1997. The first was a trend toward "trading up." Consumers continued to move away from lower-priced brands to higher-priced brands, especially imports. Unlike in recent years, microbreweries as a group did not benefit from this trend in 1997. Sales by micros were flat for 1997 after years of double-digit growth in this segment. In fact, sales for six of the ten largest microbrewers were down in 1997, with the top ten as a group down 1%. In contrast, imports' sales volume rose more than 10% in 1997.

The recent proliferation of products continued to slow as major brewers focused efforts on their core brands. In 1997, CBC continued to eliminate product variations by reducing the number of brands by seven, or 28% of its portfolio. CBC now offers 18 products.

The U.S. brewing industry also continues to consolidate, primarily at the wholesale level. As a leading example, Miller Brewing Company (Miller) has reduced the number of Miller distributors to 729 in 1997 from 906 in 1995 and intends to reduce this number to approximately 500 by 2002.

CBC competitive position: CBC's malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcohol and imported brands produced by national, regional, local and international brewers. Nearly 86% of U.S. beer volume is attributable to the top four domestic brewers: Anheuser-Busch, Inc. (AB); Philip Morris, Inc., through its subsidiary Miller; CBC; and The Stroh Brewery Company (now including G. Heileman Brewing). CBC competes most directly with AB and Miller, the dominant companies in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights estimates, accounted for approximately 10.3% of the total 1997 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to AB's 45.5% share and Miller's 21.8% share.

Given its industry position, CBC continues to face significant competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures because of their greater volume. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. Significant levels of advertising are necessary for CBC to hold and increase its U.S. market share. Additionally, CBC is competitively disadvantaged in some markets because its distributors have lower average annual sales than distributors of competing brewers in same markets. This, coupled with ongoing price competition, puts more pressure on CBC's margins in comparison to those of CBC's principal competitors.

ITEM 2.  Properties

The Company's major facilities are:

     Facility               Location              Product
Brewery/packaging        Golden, CO          Malt beverages/packaged
                                               malt beverages
Packaging                Elkton, VA          Packaged malt beverages
Brewery/packaging        Memphis, TN         Malt beverages/packaged
                                               malt beverages
Brewery/packaging        Zaragoza, Spain     Malt beverages/packaged
                                               malt beverages
Can and end plants       Golden, CO          Aluminum cans and ends
Distribution warehouse   Anaheim, CA         Wholesale beer distribution
                         Meridian, ID
                         Denver, CO
                         Oklahoma City, OK
                         Tulsa, OK*
                         San Bernardino, CA*
                         Glenwood Springs, CO*
* Leased.

The original brewery site at Golden, which is approximately 2,400 acres, contains brewing, packaging, can manufacturing and related facilities, as well as gravel deposits and water-storage facilities.

CBC's can and end plants are operated by a joint venture between CBC and ANC. CBC's bottle plant is operated by a joint venture between CBC and Owens.

The distribution warehouses are operated by CDC.

The Company owns 2,700 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis facility is located.

All of the Company's facilities are well-maintained and suitable for their respective operations. In 1997, CBC estimates that its brewing facilities operated at approximately 83% of the 1998 brewing capacity and its packaging facilities operated at approximately 68% of the 1998 packaging capacity. Annual production capacity can vary due to product and packaging mix and seasonality.

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

The approximate number of record security holders by class of stock at March 16, 1998 is as follows:

     Title of class                       Number of record holders

Class A common stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           3,334

Preferred stock, non-voting,           None issued
$1 par value

The range of the high and low quotations and the dividends paid per share on the Class B common stock for each quarter of the past two years are shown below. The Company expects to continue paying dividends at least at this level in the future:

                                                        1997
                                            Market price
                                           High        Low       Dividends
First quarter                            22 1/8      17 1/2        $ 0.125
Second quarter                           28 3/8      18 7/8        $ 0.125
Third quarter                            39 1/4      25 5/8        $ 0.150
Fourth quarter                           41 1/4      30 3/4        $ 0.150

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

ITEM 6. Selected Financial Data

Following is ACC's selected financial data for 11 years ended
December 28, 1997:

(In thousands, except per share)     1997        1996        1995**      1994
Barrels of malt beverages sold     20,581      20,045      20,312      20,363
Summary of Operations:
Net sales                      $1,822,151  $1,742,056  $1,690,701  $1,673,252
Cost of goods sold              1,120,778   1,127,689   1,106,635   1,073,370
Marketing, general
 and administrative               585,491     527,007     518,888     505,668
Special (credits) charges         (31,517)      6,341     (15,200)    (13,949)
Total operating expenses        1,674,752   1,661,037   1,610,323   1,565,089
Operating income                  147,399      81,019      80,378     108,163
Other expense - net                   506       6,044       7,100       3,943
Income before income taxes        146,893      74,975      73,278     104,220
Income tax expense                 64,633      31,550      30,100      46,100
Income from
  continuing operations        $   82,260  $   43,425  $   43,178  $   58,120
Per share of common stock
  - basic                      $     2.21  $     1.14  $     1.13  $     1.52
  - diluted                    $     2.16  $     1.14  $     1.13  $     1.51
Income from
  continuing operations as a
  percentage of net sales            4.5%        2.5%        2.6%        3.5%
Financial Position:
  Working capital              $  158,048  $  124,194  $   36,530  $  (25,048)
  Properties - net             $  733,117  $  814,102  $  887,409  $  922,208
  Total assets                 $1,412,083  $1,362,536  $1,384,530  $1,371,576
  Long-term debt               $  145,000  $  176,000  $  195,000  $  131,000
  Other long-term liabilities  $   23,242  $   32,745  $   33,435  $   30,884
  Shareholders' equity         $  736,568  $  715,487  $  695,016  $  674,201
  Net book value per share
   of common stock             $    19.79  $    18.83  $    18.21  $    17.59
  Total debt to total
   capitalization                   19.0%       21.2%       24.9%       20.6%
  Return on average
   shareholders' equity             11.3%        6.2%        6.3%        8.9%
Other Information:
  Dividends                    $   20,523  $   18,983  $   19,066  $   19,146
  Per share of common stock    $     0.55  $     0.50  $     0.50  $     0.50
  Gross profit                 $  701,373  $  614,367  $  584,066  $  599,882
  Capital expenditures         $   60,373  $   65,112  $  157,599  $  160,314
  Depreciation, depletion
   and amortization            $  117,166  $  121,121  $  122,830  $  120,793
  Full-time employees               5,800       5,800       6,200       6,300
  Market price range of
   common stock:
    High                       $   41 1/4  $   24 1/4  $   23 1/4  $   20 7/8
    Low                        $   17 1/2  $   16 3/4  $   15 1/8  $   14 3/4

** 53-week year versus 52-week year.

(In thousands, except per share)     1993        1992        1991        1990
Barrels of malt beverages sold     19,828      19,569      19,521      19,297
Summary of Operations:
Net sales                      $1,595,597  $1,566,606  $1,543,007  $1,483,873
Cost of goods sold              1,050,650   1,051,362   1,052,228     986,352
Marketing, general
 and administrative               467,138     441,943     448,393     409,085
Special charges                   122,540          --      29,599      30,000
Total operating expenses        1,640,328   1,493,305   1,530,220   1,425,437
Operating (loss) income           (44,731)     73,301      12,787      58,436
Other expense - net                12,099      14,672       4,403       5,903
(Loss) income before income taxes (56,830)     58,629       8,384      52,533
Income tax (benefit) expense      (14,900)     22,900      (8,700)     20,300
(Loss) income from
  continuing operations        $  (41,930) $   35,729  $   17,084  $   32,233
Per share of common stock
  - basic                      $    (1.10) $     0.95  $     0.46  $     0.87
  - diluted                    $    (1.10) $     0.95  $     0.46  $     0.87
(Loss) income from continuing
  operations as a
  percentage of net sales           (2.6%)       2.3%        1.1%        2.2%
Financial Position:
  Working capital              $    7,197  $  112,302  $  110,443  $  201,043
  Properties - net             $  884,102  $  904,915  $  933,692  $1,171,800
  Total assets                 $1,350,944  $1,373,371* $1,844,811  $1,761,664
  Long-term debt               $  175,000  $  220,000  $  220,000  $  110,000
  Other long-term liabilities  $   34,843  $   52,291  $   53,321  $   58,011
  Shareholders' equity         $  631,927  $  685,445* $1,099,420  $1,091,547
  Net book value per share
   of common stock             $    16.54  $    18.17* $    29.33  $    29.20
  Total debt to total
   capitalization                   26.3%       24.3%       19.5%        9.2%
  Return on average
   shareholders' equity             (6.4%)      (0.2%)       2.3%        3.6%
Other Information:
  Dividends                    $   19,003  $   18,801  $   18,718  $   18,591
  Per share of common stock    $     0.50  $     0.50  $     0.50  $     0.50
  Gross profit                 $  544,947  $  515,244  $  490,779  $  497,521
  Capital expenditures         $  120,354  $  115,450  $  241,512  $  183,368
  Depreciation, depletion
   and amortization            $  118,955  $  114,780  $  108,367  $   98,081
  Full-time employees               6,200       7,100       7,700       7,000
  Market price range of
    common stock:
     High                      $   23 1/8  $   22 7/8  $   24 1/4  $   27 3/8
     Low                       $   15      $   15 1/2  $   17 3/8  $   17 1/8

Note:  Numbers in italics include results of discontinued operations.
* Reflects the dividend of ACX Technologies, Inc. to shareholders during 1992.

(In thousands, except per share)          1989**      1988        1987
Barrels of malt beverages sold          17,698      16,534      15,658
Summary of Operations:
Net sales                           $1,372,373  $1,278,097  $1,170,098
Cost of goods sold                     913,994     829,423     751,056
Marketing, general
 and administrative                    397,844     380,131     340,418
Special charges                         41,670          --          --
Total operating expenses             1,353,508   1,209,554   1,091,474
Operating income                        18,865      68,543      78,624
Other expense (income) - net             2,546      (6,471)     (6,022)
Income before income taxes              16,319      75,014      84,646
Income tax expense                       9,100      28,700      33,500
Income from
  continuing operations             $    7,219  $   46,314  $   51,146
Per share of common stock
  - basic                           $     0.20  $     1.26  $     1.40
  - diluted                         $     0.20  $     1.26  $     1.40
Income from continuing
  operations as a
  percentage of net sales                 0.5%        3.6%        4.4%
Financial Position:
  Working capital                   $  193,590  $  196,687  $  242,406
  Properties - net                  $1,012,940  $1,033,012  $  975,781
  Total assets                      $1,530,783  $1,570,765  $1,456,493
  Long-term debt                    $       --          --          --
  Other long-term liabilities       $   16,138  $   19,367  $   26,376
  Shareholders' equity              $1,060,900  $1,062,064  $1,031,811
  Net book value per share
   of common stock                  $    28.75  $    29.00  $    28.19
  Total debt to total
   capitalization                         2.0%        1.7%        0.4%
  Return on average
   shareholders' equity                   1.2%        4.5%        4.8%
Other Information:
  Dividends                         $   18,397  $   18,311  $   18,226
  Per share of common stock         $     0.50  $     0.50  $     0.50
  Gross profit                      $  458,379  $  448,674  $  419,042
  Capital expenditures              $  149,616  $  157,995  $  199,541
  Depreciation, depletion
   and amortization                 $  122,439  $  111,432  $   99,422
  Full-time employees                    6,800       6,900       6,800
  Market price range of
    common stock:
     High                           $   24 3/8  $   21      $   30
     Low                            $   17 3/8  $   16 1/2  $   16 1/4

Note: Numbers in italics include results of discontinued operations. ** 53-week year versus 52-week year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Adolph Coor Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), which produces and markets high-quality malt-based beverages.

This discussion summarizes the significant factors affecting ACC's consolidated results of operations, liquidity and capital resources for the three-year period ended December 28, 1997, and should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

ACC's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1997 and 1996 fiscal years were 52 weeks long, while fiscal 1995 was 53 weeks long.

Certain unusual or nonrecurring items impacted ACC's financial results for 1997, 1996 and 1995; restatement of results excluding special items permits clear evaluation of its ongoing operations. These special items are summarized below.

Summary of operating results:

                                             For the years ended
                              December 28,      December 29,     December 31,
                                     1997              1996             1995
                                    (In thousands, except earnings per share)
Operating income:
  As reported                    $147,399           $81,019          $80,378
  Excluding special items        $115,882           $87,360          $65,178
Net income:
  As reported                    $ 82,260           $43,425          $43,178
  Excluding special items        $ 68,309           $47,299          $33,944
Earnings per share:
  As reported - basic               $2.21             $1.14            $1.13
              - diluted             $2.16             $1.14            $1.13
  Excluding special items - basic   $1.84             $1.25            $0.89
                          - diluted $1.80             $1.24            $0.89

1997: For the 52-week fiscal year ended December 28, 1997, ACC reported net income of $82.3 million, or $2.21 per basic share ($2.16 per diluted share). During 1997, the Company received a $71.5-million payment from Molson Breweries of Canada Limited (Molson Breweries) to settle legal disputes with ACC and CBC, less approximately $3.2 million in related legal expenses. ACC also recorded a $22.4-million reserve related to the recoverability of CBC's investment in Jinro-Coors
Brewing Company of Korea, as well as a $14.4-million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction. These special items amounted to a credit of $31.5 million to pretax income, or $0.37 per basic share ($0.36 per diluted share), after tax. Without this special credit, ACC would have reported net earnings of $68.3 million, or $1.84 per basic share ($1.80 per diluted share).

1996: For the 52-week fiscal year ended December 29, 1996, ACC reported net income of $43.4 million, or $1.14 per basic and diluted share. During 1996, the Company received royalties and interest from Molson in response to the October 1996 arbitration ruling that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Further, ACC recorded a gain from the 1995 curtailment of certain postretirement benefits, charges for Molson-related legal expenses and severance expenses for a limited work force reduction. These special items amounted to a pretax charge of $6.3 million, or $0.11 per basic share ($.10 per diluted share), after tax. Without this net special charge, ACC would have reported net earnings of $47.3 million, or $1.25 per basic share ($1.24 per diluted share).

1995: For the 53-week fiscal year ended December 31, 1995, ACC reported net income of $43.2 million, or $1.13 per basic and diluted share. In the fourth quarter, the Company recorded a gain from the curtailment of certain postretirement benefits and a severance charge for a limited work force reduction. These special items amounted to a pretax credit of $15.2 million, or $0.24 per basic and diluted share, after tax. ACC would have reported net income of $33.9 million, or $0.89 per basic and diluted share, without this net special credit.

Trend summary - percentage increase (decrease) for 1997, 1996 and 1995:
The following table summarizes trends in operating results, excluding special items.

                       1997           1996            1995
Volume                 2.7%          (1.3%)          (0.3%)
Net sales              4.6%           3.0%            1.0%
Average base           1.7%           2.1%            1.0%
price increase
Gross profit          14.2%           5.2%           (2.6%)
Operating income      32.6%          34.0%          (30.8%)
Advertising            8.5%           0.5%            0.9%
expense
Selling, general      15.6%          13.5%            2.2%
and
administrative

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS - 1997 VS. 1996 AND 1996 VS. 1995 (EXCLUDING SPECIAL ITEMS)

1997 vs. 1996: Net sales increased 4.6% driven primarily by an increase in unit volume of 2.7%. This increase in net sales was also attributable to increased international sales, which generate higher revenue per barrel than domestic sales; greater revenues related to the Canadian business due to the favorable impact of the interim agreement in effect during the year with Molson Breweries and net price increases.

Gross profit in 1997 rose 14.2% to $701.4 million from 1996 due to the 4.6% increase in net sales, as discussed above, along with a 0.6% reduction in cost of goods sold. Increases in cost of goods caused by higher sales volume were offset by reduced can costs; higher income recognized from the CBC's joint ventures which produce bottles and cans; lower costs related to fixed asset write-offs; lower costs for employee benefits and less depreciation expense.

Operating income increased 32.6% to $115.9 million in 1997 as a result of the higher gross profit discussed above, offset by an 11.1% increase in marketing, general and administrative expenses. Advertising costs increased 8.5% over 1996, with increased marketing investment in premium brands and international advertising costs. General and administrative costs increased primarily due to incentive compensation; continued investment in both domestic and international sales organizations; higher costs of operating distributorships (a distributorship was acquired in mid-1997) and increases in administrative and start-up costs for certain foreign operations.

Net non-operating expenses in 1997 declined significantly from 1996 because of a 62.1% decrease in net interest expense partially offset by a 26.7% decrease in miscellaneous income. Increased cash and investment balances attributed to improved cash flow resulted in higher interest income on investments, causing the change in net interest expense. Decreased royalties earned on certain can production technologies caused the decrease in miscellaneous income.

The Company's effective tax rate decreased to 40.8% in 1997 from 41.8% in 1996 primarily due to higher tax-exempt income and foreign tax credits. The 1997 effective tax rate exceeded the statutory rate primarily because of the effects of certain foreign investments.

Net earnings for 1997 were $68.3 million, or $1.84 per basic share ($1.80 per diluted share), compared to $47.3 million, or $1.25 per basic share ($1.24 per diluted share) for 1996, representing increases of 47.2% (basic) and 45.2% (diluted) in earnings per share.

1996 vs. 1995: Even though unit volume decreased 1.3%, net sales increased 3.0% in 1996 from 1995. The decrease in unit volume was caused by a shorter fiscal year in 1996 (1996 consisted of 52 weeks versus 53 weeks in 1995). On a comparable-calendar basis, 1996 sales volume was essentially unchanged from 1995. Net sales increased in 1996 from 1995 due to price increases; lower price promotion expenses; reduced freight charges as a result of direct shipments to certain markets; increased international and export sales, which generate higher revenue per barrel than domestic sales; the impact of CBC's interim agreement with Molson Breweries, which became effective in the fourth quarter, and the slight reductions in excise taxes related to the increase in export sales. Lower Zima and Artic Ice volumes and greater proportionate Keystone volumes negatively impacted net sales per barrel in 1996.

Gross profit in 1996 rose 5.2% to $614.4 million from 1995 due to the 3.0% increase in net sales, as discussed above, offset in part by a 1.9% increase in cost of goods sold. Cost of goods sold increased due to cost increases in paper and glass packaging materials; abandonments of certain capital projects; cost increases for certain new contract-brewing arrangements and cost increases for Japanese operations, which began in the fourth quarter of 1995. The increase in cost of goods sold was partially offset by the favorable impact of decreases in brewing material costs; changes in brand mix (specifically, increases in Coors Light volume offset in part by decreases in Zima volume and increases in Keystone volume) and slightly favorable labor costs. Additionally, 1995 gross profit included the cost of the Zima Gold termination and withdrawal.

Operating income increased 34.0% to $87.4 million in 1996 from 1995 primarily due to a 5.2% increase in gross profit discussed earlier; a 6.1% decrease in research and development expenses; offset partially by a 13.5% increase in general and administrative (G&A) expenses. Marketing expenses were relatively unchanged from 1995. G&A expenses increased due to continued investments in domestic and foreign sales organizations; increases in officers' life insurance expenses; increases in costs of operating distributorships (a distributorship was acquired in 1995) and increases in administrative costs for certain foreign operations. Research and development expenses decreased due to the planned reduction in the number of capital projects in 1996.

Net non-operating expenses in 1996 declined 14.9% from 1995 because of a 47.5% increase in net miscellaneous income offset in part by a 5.4% increase in net interest expense. Increased royalties earned on certain can-decorating technologies drove the increase in miscellaneous income. Additionally, net interest expense increased due to interest incurred on the Senior Notes and reductions in the amount of interest capitalized on capital projects.

The Company's effective tax rate increased to 41.8% in 1996 from 41.6% in 1995 primarily due to changes in cash surrender values of officers' life insurance. Further, the 1996 effective tax rate exceeded the statutory rate because of the effects of certain non-deductible expenses and foreign investments.

Net earnings for 1996 were $47.3 million, or $1.25 per basic share ($1.24 per diluted share), compared to $33.9 million, or $0.89 per basic and diluted share, for 1995, representing a 40.4% increase in basic earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 28, 1997, ACC had working capital of $158.0 million, and its net cash position was $168.9 million compared to $110.9 million as of December 29, 1996, and $32.4 million as of December 31, 1995. In addition to its cash resources, ACC had short-term investments of $42.2 million at December 28, 1997, compared to $6.0 million at December 29, 1996. ACC also had $47.1 million of marketable investments with maturities exceeding one year at December 28, 1997, and no comparable investments at December 29, 1996. ACC had no marketable investments other than cash equivalents at December 31, 1995. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements; scheduled principal and interest payments on indebtedness; dividend payments; costs to make computer software Year 2000 compliant and anticipated capital expenditures in the range of $75 to $85 million for production equipment, information systems, repairs and upkeep and environmental compliance.

Operating activities: Net cash provided by operating activities was $260.6 million for 1997, $189.6 million for 1996 and $92.4 million for 1995. The increase in cash flows provided by operating activities in 1997 compared to 1996 was attributable primarily to higher net income, decreases in inventories and other assets and increases in accounts payable and accrued expenses and other liabilities, partially offset by increases in accounts and notes receivable. The decrease in inventories primarily resulted from lower levels of packaging supplies inventories on hand. The decrease in other assets is due to a reduction in other supplies. The increase in accounts payable and accrued expenses and other liabilities relative to 1996 reflects accruals for incentive compensation and increased payables for excise taxes. The increase in accounts and notes receivable reflects higher sales volumes and higher amounts due from container joint venture partners.

The 1996 increase in cash flows from operations was primarily due to decreases in inventories; moderate decreases in accounts payable and accrued expenses and other liabilities (relative to significant decreases in 1995) and decreases in accounts and notes receivable. The decrease in inventories primarily resulted from a higher proportion of shipments directly to distributors rather than shipments through to satellite redistribution centers. The moderate decreases in accounts payable and accrued expenses and other liabilities, compared to 1995, reflects the significant payment of obligations to various suppliers, including advertising agencies, in 1995. Accounts and notes receivable declined because sales were lower during the last 12 to 16 days of 1996 than during the same period of 1995. CBC's credit terms are generally 12 to 16 days.

Investing activities: During 1997, ACC spent $127.9 million on investing activities compared to $51.4 million in 1996 and $118.5 million in 1995. The 1997 increase was due primarily to ACC's investments in marketable securities with extended maturities that are not considered cash equivalents. The net of purchases over sales of these securities was $83.3 million in 1997. Capital expenditures decreased to $60.4 million in 1997 from $65.1 million in 1996 and $157.6 million in 1995. In 1997, capital expenditures focused on enhancing packaging operations, while 1996 expenditures focused on information systems and expansion of packaging capacity. In 1995, capital expenditures focused on upgrades and expansion of Golden-based facilities - particularly bottling capacity. Proceeds from property sales were $3.3 million in 1997, compared to $8.1 million in 1996 and $44.4 million in 1995. Proceeds from property sales in 1995 were unusually high because of the sale of the power plant equipment and support facilities for $22.0 million and the sale of certain bottleline machinery and equipment under a sale-leaseback transaction, for $17.0 million.

Financing activities: Net cash used in financing activities was $72.0 million during 1997 attributable to principal payments on ACC's medium-term notes of $20.5 million, net purchases of Class B common stock for $35.6 million and dividend payments of $20.5 million.

ACC spent $59.3 million on financing activities during 1996 due primarily to principal payments on its medium-term notes of $38.0 million, purchases of Class B common stock for $3.0 million and dividend payments of $19.0 million.

During 1995, the Company generated $31.0 million of cash from financing activities due to the receipt of $100 million from a private placement of Senior Notes, which was offset by principal payments on medium-term notes of $44 million, purchases of Class B common shares of $9.9 million and dividend payments of $19.1 million.

Debt obligations: As of December 28, 1997, ACC had $67.5 million outstanding in medium-term notes. With cash on hand, the Company repaid principal of $20.5 million and $38 million on these notes in 1997 and 1996, respectively. Principal payments of $44 million in 1995 were funded by a combination of cash on hand and borrowings. Fixed interest rates on these notes range from 8.63% to 9.05%. Aggregate annual maturities on outstanding notes are $27.5 million in 1998 and $40 million in 1999.

In the third quarter of 1995, ACC completed a $100-million private placement of Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. The repayment schedule is $80 million in 2002 and $20 million in 2005. The proceeds from this borrowing were used primarily to reduce debt under the revolving line of credit and to repay principal on the medium-term notes.

The Company's debt-to-total capitalization ratio was 19.0% in 1997, 21.2% at the end of 1996 and 24.9% at the end of 1995.

Revolving line of credit: In addition to the medium-term notes and the Senior Notes, the Company has an unsecured, committed credit arrangement totaling $200 million and as of December 28, 1997, had all $200 million available. This line of credit has a five year term which expires in 2002, with two optional one-year extensions. A facilities fee is paid on the total amount of the committed credit. The only restriction for withdrawal is a debt-to-total-capitalization covenant, with which the Company was in compliance at year-end 1997.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it uses in normal operations. Each of these facilities provides up to 500 million yen (approximately $4.0 million each) in short-term financing. As of December 28, 1997, the approximate yen equivalent of $4.5 million was outstanding under these arrangements and included in Accrued expenses and other liabilities in the consolidated balance sheets.

Hedging activities: As of December 28, 1997, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts reduced the risk to financial position and results of operations of changes in the underlying foreign exchange rate. Any variation in the exchange rate accruing to the contract would be offset by a similar change in the related obligation. Therefore, after execution of the contract, variations in exchange rates would not impact the Company's financial statements. ACC's hedging activities and hard currency exposures are minimal. The Company does not enter into derivative financial instruments for speculation or trading purposes.

Stock repurchase plan: On November 13, 1997, the board of directors authorized the extension of the Company's stock repurchase program through 1998. The program authorizes repurchases of up to $40 million of ACC's outstanding Class B common stock during 1998. Repurchases will be financed by funds generated from operations or possibly from short-term borrowings. The Company spent approximately $25 million in 1997 to repurchase common stock, primarily in purchasing almost 1 million shares of outstanding Class B common stock under the previously approved stock repurchase program.

Investment in Jinro-Coors Brewing Company:  CBC invested approximately
$22 million for a 33% interest in Jinro-Coors Brewing Company (JCBC) in 1992. CBC has accounted for this investment under the cost basis of accounting, given that CBC has not had the ability to exercise significant influence over JCBC and that CBC's investment in JCBC has been considered temporary. This investment included a put option that was exercised by CBC in December 1997. The put option entitled CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment at the greater of cost or market value (both measured in Korean Won).

Beginning in April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed debt payments and began attempting to restructure. In response to its financial difficulties and those of its subsidiaries (including JCBC), Jinro Group has been working with its creditors and the government to restructure its debts and has begun selling real estate and merging and/or selling businesses. The financial difficulties of JCBC and Jinro Limited, the guarantor of the put option discussed above, called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a special charge in the accompanying statements of income.

CBC exercised its put option in December 1997. Since Jinro Limited's obligation under the put is measured in Korean Won and given the current significant devaluation of that currency, the full amount received from Jinro Limited would be significantly less (approximately half as of December 28, 1997) than the value of CBC's original investment. Jinro Limited, which is operating under protection from its creditors under the Korean composition law, has until June 1998 to perform its obligation under the put option. Given Jinro Limited's current financial condition and the volatility of the Korean economy, CBC cannot predict whether Jinro Limited will be able to perform under this obligation.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998;
overall and brand-specific volume trends; pricing trends and industry forces; cost reduction strategies and their results; targeted goals for return on invested capital; the Company's expectations for funding its 1998 capital expenditures and operations; the Company's expectations for funding work on computer software to make it compliant with Year
2000; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure. The most important factors that could influence the achievement of these goals -- and cause actual results to differ materially from those expressed in the forward-looking statements -- include, but are not limited to, the following:

- the inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors products;

- the potential erosion on sales revenues through discounting or a higher proportion of sales in value-packs;

- a potential shift in consumer preferences toward lower-priced products in response to price increases;

- a potential shift in consumer preferences away from the premium light beer category, including Coors Light;

- the intensely competitive, slow-growth nature of the beer industry;

- demographic trends and social attitudes that can reduce beer sales;

- the continued growth in the popularity of imports and other specialty beers;

- increases in the cost of aluminum, paper packaging and other raw materials;

- the Company's inability to reduce manufacturing, freight and overhead costs to more competitive levels;

- changes in significant laws and government regulations affecting environmental compliance and income taxes;

- inability to achieve targeted improvements in CBC's distribution system;

- the imposition of excise or other taxes;

- restrictions on advertising (e.g., media, outdoor ads or sponsorships);

- labor issues, including union activities that required a substantial increase in cost of goods sold or led to a strike, impairing production and decreasing sales;

- significant increases in federal, state or local beer or other excise taxes;

- increases in rail transportation rates or interruptions of rail service;

- potential impact of industry consolidation;

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations and local political, social and economic factors; and

- risk that computer systems of the Company's significant suppliers and customers may not be Year 2000 compliant.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in the Company's other filings with the Securities and Exchange Commission.

OUTLOOK FOR 1998

Volume gains are expected to increase net sales in 1998; however, the pricing environment is expected to be extremely competitive, restraining expectations of net sales per barrel. Also, increased value-pack activity may have an unfavorable impact on top-line performance due to lower margins.

Income from the Company's Canadian business is expected to be 25% to 30% lower per barrel in 1998 than in 1997, based on current sales trends and 1998 plans for marketing investments. Revenue received under the Company's interim agreement with Molson Breweries, which expired at year-end 1997, provided higher earnings per barrel than those expected as a result of the new partnership with Molson Company and Carling. On the other hand, the partners of Coors Canada see considerable growth potential for Coors products in Canada in the future.

For fiscal year 1998, raw material costs are expected to be up slightly, but fixed costs and freight costs are expected to be down slightly. This outlook could change if aluminum or paper cost trends change during the first nine months of 1998. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Advertising and other general and administrative costs are expected to increase but at a lower rate than in 1997. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis.

See the item titled Year 2000 under CONTINGENCIES of this section for a discussion of the expected financial impact of this issue.

Total net interest expense is expected to be lower in 1998 based on CBC's more favorable cash position and its lower outstanding debt relative to its 1997 financial position. Net interest expense could be less favorable than expected if the Company decides to invest a substantial portion of its cash balances. Additional outstanding common stock may be repurchased in 1998 as approved by the ACC board of directors in November 1997.

The effective tax rate for 1998 is not expected to differ significantly from the 1997 effective tax rate applied to income excluding special items. The level and mix of pretax income for 1998 could affect the actual rate for the year.

In 1998, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint venture) in the range of $75 to $85 million. In addition to CBC's 1998 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

CONTINGENCIES

Environmental: The Company was one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party" (PRP) for the Lowry site, a legally permitted landfill owned by the City and County of Denver. In 1990, the Company recorded a special pretax charge of $30 million for potential cleanup costs of the site.

The City and County of Denver; Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. brought litigation in 1991 in U.S. District Court against the Company and 37 other PRPs to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share of $30 million, based on the $120 million assumption, to a trust for payment of site remediation, operating and maintenance costs.

The City and County of Denver; Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. are expected to implement site remediation. The EPA's projected costs to meet the announced remediation objectives and requirements are currently below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

From time to time, ACC also is notified that it is or may be a PRP under the Comprehensive Environmental Response, Compensation and
Liability Act (CERCLA) or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of cleanup, its share of the total cost or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage. However, based on investigations to date, the Company believes that any liability would be immaterial to its financial position and results of operations for these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional CERCLA sites in the future, or that the costs associated with those additional sites will not be material.

While it is impossible to predict the Company's eventual aggregate cost for environmental and related matters, management believes that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to the Company's results of operations or its financial or competitive position. The Company believes adequate disclosures have been provided for losses that are reasonably possible. Further, as the Company continues to focus on resource conservation, waste reduction and pollution prevention, it believes that potential future liabilities will be reduced.

Year 2000: As the Year 2000 approaches, ACC recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure that it is Year 2000 compliant. The financial impact to ACC of Year 2000 remediation costs is anticipated to be in the range of $10 to $15 million in each of 1998 and 1999. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers and customers, it is developing contingency plans with these third parties due to the possibility of compliance issues.

ACCOUNTING CHANGES

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that specified costs incurred in developing or obtaining internal-use software, as defined by SOP 98-1, be capitalized once certain criteria have been met and amortized in a systematic and rational manner over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, and stipulates that costs incurred prior to initial application of the statement not be adjusted according to the statement's provisions. Adoption of SOP 98-1 is not expected to have a significant impact on the Company's financial position or results of operations.

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements                              Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                        27

          Consolidated Statements of Income for each of
            the three years in the period ended December 28, 1997  28

          Consolidated Balance Sheets at December 28, 1997
            and December 29, 1996                                  29-30

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 28, 1997  31

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 28, 1997                                      32

          Notes to Consolidated Financial Statements               33-51

                   Report of Independent Accountants

To the Board of Directors and Shareholders of Adolph Coors Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 28, 1997, and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Denver, Colorado
February 12, 1998

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                                For the years ended
                                     December 28,   December 29,   December 31,
                                            1997           1996           1995
                                       (In thousands, except per share data)

Sales - domestic and international    $2,208,231     $2,121,367     $2,075,917
Less:  beer excise taxes                (386,080)      (379,311)      (385,216)
Net sales                              1,822,151      1,742,056      1,690,701

Costs and expenses:
  Cost of goods sold                   1,120,778      1,127,689      1,106,635
  Marketing, general and administrative  585,491        527,007        518,888
  Special (credits) charges (Note 9)     (31,517)         6,341        (15,200)
     Total operating expenses          1,674,752      1,661,037      1,610,323

Operating income                         147,399         81,019         80,378

Other income (expense):
  Interest income                          9,360          2,821          1,345
  Interest expense                       (13,560)       (13,907)       (11,863)
  Miscellaneous - net                      3,694          5,042          3,418
     Total                                  (506)        (6,044)        (7,100)

Income before income taxes               146,893         74,975         73,278

Income tax expense (Note 5)              (64,633)       (31,550)       (30,100)

Net income                            $   82,260     $   43,425     $   43,178

Net income per common share - basic   $     2.21     $     1.14     $     1.13
Net income per common share - diluted $     2.16     $     1.14     $     1.13

Weighted average number of outstanding
   common shares - basic                  37,218         37,966         38,164
Weighted average number of outstanding
   common shares - diluted                38,056         38,219         38,283

See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                  December 28,     December 29,
                                                         1997             1996
                                                         (In thousands)
Assets

Current assets:
  Cash and cash equivalents                        $  168,875       $  110,905
  Short-term investments                               42,163            5,958
  Accounts and notes receivable:
    Trade, less allowance for doubtful accounts
      of $557 in 1997 and $275 in 1996                 89,731           86,421
    Affiliates                                         19,677           14,086
    Other, less allowance for certain claims of
      $1,500 in 1997 and $0 in 1996                    15,077           13,836

  Inventories:
    Finished                                           44,729           43,477
    In process                                         20,119           23,157
    Raw materials                                      35,654           40,737
    Packaging materials, less allowance for
      obsolete inventories of $1,049 in 1997
      and $1,046 in 1996                                5,977           13,699
                                                      106,479          121,070

  Other supplies, less allowance for obsolete
    supplies of $4,165 in 1997 and $2,273 in 1996      32,362           36,103
  Prepaid expenses and other assets                    18,224           18,836
  Deferred tax asset (Note 5)                          24,606            9,427
      Total current assets                            517,194          416,642

Properties, at cost and net (Note 2)                  733,117          814,102

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $5,726 in 1997 and $4,778 in 1996                 22,880           21,374

Other assets (Note 10)                                138,892          110,418

Total assets                                       $1,412,083       $1,362,536


                                                   December 28,    December 29,
                                                          1997            1996
Liabilities and Shareholders' Equity                        (In thousands)

Current liabilities:
  Current portion of long-term debt (Note 4)        $   27,500      $   17,000
  Accounts payable:
    Trade                                              113,864         110,696
    Affiliates                                          18,072          12,424
  Accrued salaries and vacations                        58,257          39,482
  Taxes, other than income taxes                        52,805          30,976
  Federal and state income taxes (Note 5)               13,660           8,983
  Accrued expenses and other liabilities                74,988          72,887
    Total current liabilities                          359,146         292,448

Long-term debt (Note 4)                                145,000         176,000

Deferred tax liability (Note 5)                         76,219          76,083

Postretirement benefits (Note 8)                        71,908          69,773

Other long-term liabilities                             23,242          32,745

      Total liabilities                                675,515         647,049

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 12)

Shareholders' equity (Notes 6 and 11):
  Capital stock:
      Preferred stock, non-voting, $1 par value
      (authorized:  25,000,000 shares; issued:  none)       --              --
      Class A common stock, voting, $1
      par value, (authorized and issued:
      1,260,000 shares)                                  1,260           1,260
      Class B common stock, non-voting,
      no par value, $0.24 stated value
      (authorized:  100,000,000 shares;
      issued:  35,599,356 in 1997 and
      36,662,404 in 1996)                                8,476           8,729
         Total capital stock                             9,736           9,989

  Paid-in capital                                           --          31,436
  Retained earnings                                    730,628         671,972
  Foreign currency translation adjustment               (3,796)          2,090

      Total shareholders' equity                       736,568         715,487

Total liabilities and shareholders' equity          $1,412,083      $1,362,536

See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the years ended
                                        December 28,  December 29, December 31,
                                               1997          1996         1995
Cash flows from operating activities:                 (In thousands)
Net income                               $   82,260    $   43,425  $    43,178
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in net earnings of
     joint ventures                         (15,893)      (11,467)     (13,687)
    Reserve for joint venture investment     21,978            --           --
    Depreciation, depletion and
     amortization                           117,166       121,121      122,830
    Loss on sale or abandonment of
     properties and intangibles               5,594        12,535        1,274
    Impairment charge                        10,595            --           --
    Deferred income taxes                   (15,043)       17,696        3,610
    Change in operating assets and
     liabilities:
      Accounts and notes receivable         (10,971)        2,232       (9,952)
      Inventories                            14,051        18,076        2,135
      Other assets                            3,742        (2,128)        (655)
      Accounts payable                        9,599        (8,175)     (32,180)
      Accrued expenses and other
       liabilities                           37,475        (3,712)     (24,139)
         Net cash provided by operating
           activities                       260,553       189,603       92,414

Cash flows from investing activities:
  Purchases of investments                 (122,800)       (5,958)          --
  Sales and maturities of investments        39,499            --           --
  Additions to properties and intangible
    assets                                  (60,373)      (65,112)    (157,599)
  Proceeds from sale of properties
    and intangibles                           3,273         8,098       44,448
  Distributions from joint ventures          12,500         5,000           --
  Other                                         (25)        6,569       (5,338)
         Net cash used in investing
           activities                      (127,926)      (51,403)    (118,489)

Cash flows from financing activities:
  Issuance of stock under stock plans        24,588         4,674        4,117
  Purchases of stock                        (60,151)       (6,975)      (9,936)
  Dividends paid                            (20,523)      (18,983)     (19,066)
  Proceeds from long-term debt                   --            --      100,000
  Payments of long-term debt                (20,500)      (38,000)     (44,000)
  Other                                       4,544            --         (116)
         Net cash (used in) provided
           by financing activities          (72,042)      (59,284)      30,999

Cash and cash equivalents:
  Net increase in cash and cash equivalents  60,585        78,916        4,924
  Effect of exchange rate changes on
    cash and cash equivalents                (2,615)         (397)         294
  Balance at beginning of year              110,905        32,386       27,168
  Balance at end of year                 $  168,875    $  110,905  $    32,386

See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Foreign
                              Common stock                    currency
                                 issued     Paid-in Retained translation
                            Class A Class B capital earnings  adjustment Total
                                   (In thousands, except per share data)

Balances, December 25, 1994 $ 1,260 $ 8,825 $39,460  $623,418  $1,238 $674,201
Shares issued under stock
  plans                                 59    4,058                      4,117
Purchase of stock                     (137)  (9,799)                    (9,936)
Other                                                          2,522     2,522
Net income                                            43,178            43,178
Cash dividends-$0.50 per share                       (19,066)          (19,066)
Balances, December 31, 1995   1,260   8,747  33,719  647,530   3,760   695,016
Shares issued under stock
  plans                                  61   4,613                      4,674
Purchase of stock                       (79) (6,896)                    (6,975)
Other                                                         (1,670)   (1,670)
Net income                                            43,425            43,425
Cash dividends-$0.50 per share                       (18,983)          (18,983)
Balances, December 29, 1996   1,260   8,729  31,436  671,972   2,090   715,487
Shares issued under stock
  plans                                 236  25,145                     25,381
Purchase of stock                      (489)(56,581)  (3,081)          (60,151)
Other                                                         (5,886)   (5,886)
Net income                                            82,260            82,260
Cash dividends-$0.55 per share                       (20,523)          (20,523)
Balances, December 28, 1997 $ 1,260 $ 8,476 $    -- $730,628 $(3,796) $736,568

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

Nature of operations: The Company is a multinational brewer and marketer of beer and other malt-based beverages. The vast majority of the Company's volume is sold in the United States to independent wholesalers. The Company's international volume is produced, marketed and distributed under varying business arrangements including export, direct investment, joint ventures and licensing.

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 28, 1997, a 52-week period; December 29, 1996, a 52-week period and December 31, 1995, a 53-week period.

Investments in marketable securities: ACC invests excess cash on hand in interest-bearing debt securities. At December 28, 1997, $42.2 million of these securities were classified as current assets and $47.1 million were classified with longer term assets, as their maturities exceeded one year. All of these securities were considered to be available-for-sale. The fair value of these securities at December 28, 1997, approximated their amortized cost.

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

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $43.4 million and $43.1 million at December 28, 1997, and December 29, 1996, respectively.

Properties:  Land, buildings and equipment are stated at cost.
Depreciation is provided principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 20 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

Hedging transactions: The Company periodically enters into short-term forward contracts for foreign currency to hedge its exposure to exchange rate fluctuations. The gains and losses on these contracts are deferred and recognized in income when realized.

As of December 28, 1997, hedging activities consisted exclusively of hard currency forward contracts to directly offset hard currency exposures. These irrevocable contracts reduced the risk to financial position and results of operations of changes in the underlying foreign exchange rate. Any variation in the exchange rate accruing to the contract would be offset by a similar change in the related obligation. Therefore, after the execution of the contract, variations in exchange rates would not impact the Company's financial statements. The Company's hedging activities and hard currency exposures are minimal. The Company does not enter into derivative financial instruments for speculation or trading purposes.

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period.

Impairment policy: The Company periodically evaluates its assets to assess their recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operations if permanent diminution in value occurs.

Advertising: Advertising costs, included in marketing, general and administrative, are expensed when the advertising first takes place. Advertising expense was $360.0 million, $331.9 million and $330.4 million for years 1997, 1996 and 1995, respectively. The Company had $9.6 million and $10.9 million of prepaid advertising production costs reported as assets at December 28, 1997, and December 29, 1996, respectively.

Research and development: Research and project development costs, included in marketing, general and administrative, are expensed as incurred. These costs totaled $14.6 million, $15.3 million and $16.3 million in 1997, 1996 and 1995, respectively.

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

Statement of Cash Flows: The Company defines cash equivalents as highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The Company's 1995 investment in the Rocky Mountain Bottle Company was a $16.2 million non-cash transaction that is not reflected as an investing activity in the Statement of Cash Flows. During 1997, ACC issued $0.8 million in restricted common stock under its management incentive compensation plan. Income taxes paid were $66.8 million in 1997, $13.2 million in 1996 and $15.8 million in 1995.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:
                                                 As of
                                 December 28,          December 29,
                                        1997                  1996
                                          (In thousands)

Land and improvements             $   97,117            $   98,666

Buildings                            482,939               477,184

Machinery and equipment            1,516,034             1,511,665

Natural resource properties            8,906                10,423

Construction in progress              39,941                29,873
                                   2,144,937             2,127,811
Less accumulated depreciation,
 depletion and amortization       (1,411,820)           (1,313,709)

Net properties                    $  733,117            $  814,102

In March 1994, CBC, through its subsidiary Coors Brewing Iberica, S.A. (Coors Iberica), purchased a 500,000-hectoliter brewery in Zaragoza, Spain. During 1997, Coors Iberica addressed certain capacity issues at its brewery, as well as certain employment matters. Coors Iberica negotiated severance terms with labor unions during the second quarter of 1997, which prompted CBC management to update its evaluation of the recoverability of Coors Iberica's long-lived assets and related goodwill. Certain of these assets were deemed impaired in light of expected future, undiscounted cash flows. During the second quarter of 1997, CBC recorded an impairment charge of approximately $10.6 million and severance costs of approximately $3.8 million, which have been classified as special charges in the accompanying statements of income. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined with the aid of an independent, third-party appraisal.

Interest incurred, capitalized, expensed and paid was as follows:

                                   For the years ended
                        December 28,   December 29,    December 31,
                               1997           1996            1995
                                      (In thousands)

Interest costs              $15,460        $17,057         $18,433

Interest capitalized         (1,900)        (3,150)         (6,570)

Interest expensed           $13,560        $13,907         $11,863

Interest paid               $14,643        $17,711         $16,613

NOTE 3:

Leases

The Company leases certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. At December 28, 1997, the minimum aggregate rental commitment under all non-cancelable leases was (in thousands): 1998, $5,403; 1999, $4,578; 2000,
$3,124; 2001, $2,353 and $15,021 for years thereafter. Total rent expense was (in thousands) $13,870, $11,680 and $10,376 for years 1997, 1996 and 1995, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:

                                                 As of
                             December 28, 1997          December 29, 1996
                            Carrying        Fair       Carrying        Fair
                              value        value         value        value
                                             (In thousands)
Medium-term notes           $ 67,500    $ 70,000       $ 88,000    $ 94,000
Senior Notes                 100,000     101,000        100,000     101,000
Industrial development bonds   5,000       5,000          5,000       5,000

Total                        172,500     176,000        193,000     200,000

Less current portion         (27,500)    (27,500)       (17,000)    (17,000)

                            $145,000    $148,500       $176,000    $183,000

Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

As of December 28, 1997, the Company had outstanding $67.5 million of unsecured medium-term notes. Interest is due semiannually in April and October at fixed interest rates ranging from 8.63% to 9.05% per annum. Aggregate annual maturities for the notes issued are $27.5 million in 1998 and $40 million in 1999.

On July 14, 1995, the Company completed a $100-million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The Notes are payable as follows: $80 million in 2002 and $20 million in 2005.

The Company is obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September and December. The interest rate on December 28, 1997 was 4.3%.

The Company has an unsecured, committed credit arrangement totaling $200 million and as of December 28, 1997, had all $200 million available. This line of credit has a five year term which expires in 2002, with two optional one-year extensions. A facilities fee is paid on the total amount of the committed credit. The only restriction for withdrawal is a debt-to-total-capitalization covenant, with which the Company was in compliance at year-end 1997.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it utilizes in its normal operations. Each of these facilities provides up to 500 million yen (approximately $4.0 million each) in short-term financing. As of December 28, 1997, the approximate yen equivalent of $4.5 million was outstanding under these arrangements and included in Accrued expenses and other liabilities in the accompanying balance sheets.

NOTE 5:

Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions:
                                          For the years ended
                               December 28,   December 29,   December 31,
                                      1997           1996           1995
                                             (In thousands)
Current:
  Federal                        $  68,435      $   8,878      $  24,275
  State and foreign                 11,241          4,976          2,215

Total current tax expense           79,676         13,854         26,490

Deferred:
  Federal                          (12,935)        12,154          6,062
  State and foreign                 (2,108)         5,542         (2,452)

Total deferred tax (benefit)
  expense                          (15,043)        17,696          3,610

Total income tax expense         $  64,633      $  31,550      $  30,100


The Company's income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                           For the years ended
                                 December 28,   December 29,   December 31,
                                        1997           1996           1995

Expected tax rate                      35.0%          35.0%          35.0%
State income taxes, net of
  federal benefit                       3.9            4.3            4.7
Effect of foreign investments           0.8            1.6            0.6
(Non-taxable income) non-deductible
  expenses and losses                  (0.4)           1.9            0.8
Effect of reserve for joint venture
  investment                            4.8             --             --
Other, net                             (0.1)          (0.8)            --
  Effective tax rate                   44.0%          42.0%         41.1%

The Company's deferred taxes are composed of the following:

                                                         As of
                                             December 28,   December 29,
                                                    1997           1996
Current deferred tax assets:                        (In thousands)
  Deferred compensation and other
    employee related                            $ 11,773       $ 11,865
  Balance sheet reserves and accruals             18,560          9,051
  Other                                            1,560          2,054
  Valuation allowance                             (7,002)            --
    Total current deferred tax assets             24,891         22,970

Current deferred tax liabilities:
  Balance sheet reserves and accruals                285          4,545
  Other                                               --          8,998
    Total current deferred tax liabilities           285         13,543

      Net current deferred tax assets           $ 24,606       $  9,427

Non-current deferred tax assets:
  Deferred compensation and other
    employee related                            $  2,999       $  7,077
  Balance sheet reserves and accruals              2,784          9,006
  Other employee postretirement
    benefits                                      28,158         27,724
  Environmental accruals                           1,469          2,308
  Deferred foreign losses                          2,142             --
  Other                                            1,583          3,403
    Total non-current deferred tax assets         39,135         49,518

Non-current deferred tax liabilities:
  Depreciation and capitalized interest          115,226        123,855
  Other                                              128          1,746
    Total non-current deferred tax liabilities   115,354        125,601

      Net non-current deferred tax liabilities  $ 76,219       $ 76,083

The deferred tax assets have been reduced by a valuation allowance, because management believes it is more likely than not that such benefits will not be fully realized.

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1992. The IRS currently is examining the federal income tax returns for fiscal years 1993 through 1995. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACX Technologies, Inc. (ACX) are parties to a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution of ACX stock at the end of 1992 and the assignment of responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as tax-free (see Note 12).

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

At December 28, 1997, the Company had four stock-based compensation plans, which are described in greater detail below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1997       1996       1995
                                                 (In thousands, except
                                                    per share data)
Net income                     As reported    $ 82,260   $ 43,425  $ 43,178
                               Pro forma      $ 78,077   $ 42,793  $ 41,799

Net income per common share-   As reported    $   2.21   $   1.14  $   1.13
  basic                        Pro forma      $   2.10   $   1.13  $   1.09

Net income per common share-   As reported    $   2.16   $   1.14  $   1.13
  diluted                      Pro forma      $   2.05   $   1.12  $   1.09

The weighted-average fair value of options
granted under the 1990 Equity Incentive Plan
during the year is:                           $   8.78   $   7.21  $   6.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2.47% and 2.535%; expected volatility of 36.06% and 26.7%, risk-free interest rates of 6.52% and 5.74% for the 1990 Plan options and expected lives of 10 years for both years.

1983 Plan:  The 1983 non-qualified Adolph Coors Company Stock
Option Plan, as amended (the 1983 Plan) provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant. No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan.

A summary of the status of the Company's 1983 Plan as of December
28, 1997, December 29, 1996, and December 31, 1995, and changes during the years ending on those dates is presented below:
                                                          Options exercisable
                                                              at year end
                                              Weighted-             Weighted-
                                               average               average
                                              exercise              exercise
                                     Shares     price      Shares      price
Outstanding at December 25, 1994    411,101      $15.92   411,101     $15.92
  Exercised                         228,636       15.24
  Forfeited                          13,811       18.02
Outstanding at December 31, 1995    168,654       16.66   168,654      16.66
  Exercised                         100,231       16.54
  Forfeited                          18,908       21.97
Outstanding at December 29, 1996     49,515       14.85    49,515      14.85
  Exercised                          45,627       14.55
  Forfeited                           3,888       18.36
Outstanding at December 28, 1997         --         N/A        --        N/A

Common stock available for options under the 1983 Plan as of December 28, 1997, December 29, 1996, and December 31, 1995 was
716,886 shares, 712,998 shares and 694,090 shares, respectively.

1990 Plan: The 1990 Equity Incentive Plan (1990 EI Plan) that became effective January 1, 1990, as amended, provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant. For grants during 1997, one-third of the stock option grant vests in each of the three successive years after the date of grant. For grants during 1994 through 1996, stock options vested at 10% for each $1 increase in fair market value of ACC stock from date of grant, with a one-year holding period, or vest 100% after nine years. Once a portion has vested, it is not forfeited even if the fair market value drops.

A summary of the status of the Company's 1990 EI Plan as of
December 28, 1997, December 29, 1996, and December 31, 1995, and
changes during the years ending on those dates is presented below:
                                                          Options exercisable
                                                              at year end
                                              Weighted-              Weighted-
                                               average                average
                                              exercise               exercise
                                     Shares     price      Shares      price
Outstanding at December 25, 1994    775,248      $16.02   232,635      $15.44
  Granted                           600,561       16.75
  Exercised                          25,190       14.98
  Forfeited                          64,567       16.57
Outstanding at December 31, 1995  1,286,052       16.35   512,708       15.95
  Granted                           614,674       21.27
  Exercised                         107,327       16.26
  Forfeited                          70,035       18.84
Outstanding at December 29, 1996  1,723,364       18.01   846,273       16.30
  Granted                         1,573,742       20.23
  Exercised                         901,834       17.71
  Forfeited                         143,093       19.21
Outstanding at December 28, 1997  2,252,179       19.61   769,202       18.25

Common stock available for options under the 1990 EI Plan as of December 28, 1997, December 29, 1996, and December 31, 1995 was
4,675,195 shares, 3,105,844 shares and 3,650,483 shares, respectively.

In 1997, 40,201 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock award is one year from the date of grant. The compensation cost associated with these awards was immaterial.

In 1996, 45,390 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock awards is over a three-year period from the date of grant. The compensation cost associated with these awards is amortized to expense over the vesting period. Compensation cost associated with these awards was immaterial in 1997 and 1996.

1991 Plan:  In 1991, the Company adopted the Equity Compensation
Plan for Non-Employee Directors (EC Plan). The EC Plan provides for two grants of the Company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his remaining 80% retainer in cash, restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 1997 and 1996. Common stock reserved for this plan as of December 28, 1997, was 47,810 shares.

1995 Supplemental Compensation Plan: In 1995, the Company adopted a supplemental compensation plan that covers substantially all its employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of the Company's Class B common stock. CSUs have a one-year holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, shares of the Company's Class B common stock. Prior to 1997, the CSUs had a six-month holding period. Awards under the plan in 1997 and 1996 were immaterial.

Common stock available under this plan as of December 28, 1997, was 83,707 shares.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments and real estate. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $14.1 million in 1997, $24.8 million in 1996 and $22.7 million in 1995. These amounts include the Company's matching for the savings and investment (thrift) plan of $5.8 million in 1997 and $5.7 million each for 1996 and 1995. The decrease in 1997 pension expense versus 1996 was caused primarily by an improvement in the funded position of the Coors Retirement Plan and an increase in the discount rate (settlement rate) used to compute 1997 pension cost to 7.75% from the rate used for 1996 pension cost of 7.25%. The increase in 1996 pension expense versus 1995 was caused primarily by a decrease in the 1996 discount rate (settlement rate) to 7.25% from the 1995 rate of 8.5%.

Note that the settlement rates shown in the table on the following page were selected for use at the end of each of the years shown. Actuaries calculate pension expense annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.

                                            For the years ended
                                December 28,    December 29,    December 31,
                                       1997            1996            1995
                                               (In thousands)
Service cost-benefits earned
  during the year                  $ 11,234        $ 12,729        $  9,858

Interest cost on projected
  benefit obligations                32,730          31,162          29,285

Actual gain on plan assets          (75,242)        (65,504)        (69,346)

Net amortization and deferral        39,539          40,691          47,005

Net pension cost                   $  8,261        $ 19,078        $ 16,802


The funded status of the pension plans and amounts recognized in the accompanying balance sheets are as follows:
                                                             As of
                                                  December 28,   December 29,
                                                         1997           1996
                                                          (In thousands)
Actuarial present value of accumulated plan benefits,
  including vested benefits of $368,288 in 1997 and
  $332,444 in 1996                                   $385,989       $350,506

Projected benefit obligations for
  services rendered to date                          $465,229       $422,516

Plan assets available for benefits                    465,494        394,206

Plan assets (more than) less than projected
  benefit obligations                                    (265)       28,310

Unrecognized net gain                                  21,560         2,359

Prior service cost not yet recognized                 (16,577)      (18,851)

Unrecognized net assets being recognized
  over 15 years                                         4,110        5,800

Net accrued pension liability                        $  8,828     $ 17,618


Significant assumptions used in determining the valuation of the projected benefit obligations as of the end of 1997, 1996 and 1995 were:

                                                 1997        1996       1995

Settlement rate                                  7.25%      7.75%      7.25%

Increase in compensation levels                  4.50%      5.00%      5.00%

Rate of return on plan assets                   10.25%     10.25%      9.75%

NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents.
The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 9.0% in 1997 to 4.5% in the year
2007. The effect of an annual 1% increase in trend rates would increase the accumulated postretirement benefit obligation by approximately $3.5 million and $3.2 million in 1997 and 1996, respectively. The effect of a 1% increase in trend rates also would have increased the ongoing annual cost by $0.5 million and $0.6 million in 1997 and 1996, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at December 28, 1997, and December 29, 1996, respectively.

Net periodic postretirement benefit cost included the following:

                                                 For the years ended
                                      December 28,  December 29,  December 31,
                                             1997          1996          1995
                                                  (In thousands)
Service cost-benefits attributed to
  service during the period              $  1,408      $  2,065     $   2,281

Interest cost on accumulated
  postretirement benefit obligation         4,775         5,082         6,426

Amortization of net (gain)                   (353)         (310)         (560)

Net periodic postretirement benefit cost $  5,830      $  6,837     $   8,147

Effective November 29, 1995, changes were made to postretirement life insurance and medical benefits which resulted in a curtailment gain of $3.3 million and $18.6 million in 1996 and 1995, respectively. The 1996 decrease in plan expense resulted principally from the curtailment of these benefits. The 1997 decrease in expense was a result of an increase in the discount rate used to 7.75% in 1997 from 7.25% in 1996.

The status of the postretirement benefit plan was as follows:

                                                              As of
                                                   December 28,  December 29,
                                                          1997          1996
                                                         (In thousands)
  Retirees                                            $ 43,087      $ 39,780

  Fully eligible active plan participants                5,411         5,014

  Other active plan participants                        19,418        17,883

    Accumulated postretirement obligation               67,916        62,677

  Unrecognized net gain                                  7,188         8,452

  Unrecognized prior service cost                          434         2,209

    Accrued postretirement benefit obligation           75,538        73,338

  Less current portion                                  (3,630)       (3,565)
  Long-term postretirement benefit                    $ 71,908      $ 69,773

NOTE 9:

Special (Credits) Charges

The annual results for 1997 included a pretax net special credit of $31.5 million, which resulted in after tax income of $0.37 per basic share ($0.36 per diluted share). First quarter results included a $1.0-million pretax charge for Molson Breweries of Canada Limited (Molson) legal proceedings. Second quarter results included a $71.5-million special credit relating to a payment from Molson to settle legal disputes with the Company, less approximately $2.2 million in related legal expenses. Also in the second quarter, CBC recorded a $22.4-million reserve related to the recoverability of its investment in Jinro-Coors Brewing
Company (JCBC) of Korea (Note 10), as well as a $14.4-million charge related to CBC's brewery in Zaragoza, Spain (Note 2), for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction.

The annual results for 1996 included a pretax net special charge of $6.3 million which resulted in after tax expense of $0.11 per basic share ($0.10 per diluted share). Second quarter results included a $5.2-million pretax charge for the ongoing Molson legal proceedings and severance costs for restructuring the Company's engineering and construction operations. Results of the third quarter included a $6.7-million pretax credit for underpaid past royalties and interest from Molson (net of related legal expenses) and income from the continuing effect of changes made in payroll-related practices during 1995. Fourth quarter results included a $7.9-million pretax charge for Molson-related legal expenses, partially offset by underpaid past royalties from Molson and the continuing effect of changes made in payroll-related practices during 1995.

Fourth quarter results for 1995 included a pretax net special credit of $15.2 million which resulted in after tax income of $0.24 per basic and diluted share. The net credit was primarily the result of a gain for the curtailment of certain postretirement benefits other than pensions (see Note 8). Offsetting a portion of this curtailment gain are severance charges for limited reductions of the Company's work force.

NOTE 10:

Investments

Equity method investments: The Company has 50% or less owned investments in affiliates that are accounted for using the equity method of accounting. These investments aggregated $51.7 million and $47.6 million at December 28, 1997, and December 29, 1996, respectively. These investment amounts are included in other assets on the Company's consolidated balance sheets.

Summarized condensed balance sheet and income statement information for the Company's equity method investments are as follows:

Summarized condensed balance sheets:
                                                           As of
                                                December 28,   December 29,
                                                       1997           1996
                                                     (In thousands)
Current assets                                      $76,260        $69,975
Non-current assets                                   78,829         79,162
Current liabilities                                  40,859         38,186
Non-current liabilities                               4,437          4,236

Summarized condensed statements of operations:
                                            For the years ended
                               December 28,    December 29,   December 31,
                                      1997            1996           1995
                                              (In thousands)
Net sales                         $372,479        $357,273       $363,864
Gross profit                        39,459          37,372         44,890
Operating income                    22,384          19,289         32,039
Company's equity in operating
  income                            15,893          11,467         13,687

The Company's share of operating income of these non-consolidated affiliates is primarily included in cost of goods sold on the Company's consolidated statements of income.

In 1995, CBC and Anchor Glass Container Corporation (Anchor) formed a 50/50 joint venture to produce glass bottles at the CBC glass manufacturing facility for sale to CBC and outside customers. In 1996, Owens-Brockway Glass Container, Inc. (Owens) purchased certain Anchor assets and assumed Anchor's role in the partnership. The agreement has an initial term of 10 years and can be extended for additional two-year periods. Under the terms of the agreement, CBC agreed to contribute machinery, equipment and certain personal property with an approximate net book value of $16.2 million and Owens agreed to contribute technology and capital, which would be used to modernize and expand the capacity of the plant. Also under the agreement, CBC agreed to reimburse certain annual operating costs of the facility and to purchase an annual quantity of bottles, which together represent a 1998 commitment of approximately $59 million. The expenditures under this agreement in 1997, 1996 and 1995 were approximately $59 million, $54 million and $23 million, respectively. Additionally, the companies entered into another 10-year agreement that made Owens a long-term, preferred supplier for CBC, satisfying 100% of CBC's other glass requirements.

In 1994, CBC and American National Can Company (ANC) formed a 50/50 joint venture to produce beverage cans and ends at CBC manufacturing facilities for sale to CBC and outside customers. The agreement has an initial term of seven years and can be extended for two additional three-year periods. Additionally, the agreement requires CBC to purchase 100% of its can and end needs from the joint venture at contracted unit prices and to pay an annual fee for certain operating costs. The aggregate amount paid to the joint venture for cans and ends in 1997, 1996 and 1995 was approximately $227 million, $217 million and $238 million, respectively. The estimated cost in 1998 under this agreement for cans and ends is $231 million. Additionally, during 1997 CBC received a $12.5-million distribution from this joint venture.

Cost investments: Included in other assets is $47.1 million of investments in debt securities with maturities greater than one year. The fair value of these investments approximates their amortized cost, and they are considered to be available-for-sale.

CBC invested approximately $22 million in JCBC in 1992 for a 33% interest. CBC has accounted for the investment under the cost basis of accounting, given that CBC has not had the ability to exercise significant influence over JCBC and that CBC's investment in JCBC has been considered temporary. This investment included a put option which, as discussed below, was exercised by CBC in December 1997. The put option entitled CBC to require
Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment at the greater of cost or market value (both measured in Korean Won).

Beginning in April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed debt payments and began attempting to restructure. In response to its financial difficulties and those of its subsidiaries (including JCBC), Jinro Group has been working with its creditors and the Korean government to restructure its debts and has begun selling real estate and merging and/or selling businesses. The financial difficulties of JCBC and Jinro Limited, the guarantor of the put option discussed above, called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a special charge in the accompanying statements of income.

CBC exercised its put option in December 1997. Since Jinro
Limited's obligation under the put is measured in Korean Won and given the current significant devaluation of that currency, the full amount received from Jinro Limited would be significantly less (by approximately half as of December 28, 1997) than the value of CBC's original investment. Jinro Limited, which is operating under protection from its creditors under the Korean composition law, has until June 1998 to perform its obligation under the put option. Given Jinro Limited's current financial condition and the volatility of the Korean economy, CBC cannot predict whether Jinro Limited will be able to perform under this obligation.

ACX: CBC is a limited partner in a partnership in which a subsidiary of ACX is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Each partner is obligated to make additional contributions of up to $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC recovers its investment and thereafter 80% to the general partner and 20% to CBC. Currently distributions are still being split equally between the partners.

Colorado Baseball Partnership: In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multiyear signage and advertising package.
This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The carrying value of this investment approximates its fair value at December 28, 1997, and December 28, 1996. The recognition of liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Field.

NOTE 11:

Stock Activity and Earnings Per Share

Capital stock: Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A stock.

Activity in the Company's Class A and Class B common stock for each of the three years ended December 28, 1997, December 29, 1996, and December 31, 1995, is summarized below:
                                                Common stock
                                           Class A         Class B

Balances at December 25, 1994             1,260,000     37,066,940

Shares issued under stock plans                  --        248,778
Purchase of stock                                --       (579,206)

Balances at December 31, 1995             1,260,000     36,736,512

Shares issued under stock plans                  --        256,897
Purchase of stock                                --       (331,005)

Balances at December 29, 1996             1,260,000     36,662,404

Shares issued under stock plans                  --        989,857
Purchase of stock                                --     (2,052,905)

Balances at December 28, 1997             1,260,000     35,599,356

At December 28, 1997, December 29, 1996, and December 31, 1995, 25,000,000
shares of $1 par value preferred stock were authorized but unissued.

On December 20, 1996, the board of directors authorized the repurchase during 1997 of up to $40 million of ACC's outstanding Class B common stock on the open market. During 1997, the Company repurchased 969,500 shares for approximately $24.9 million under this stock repurchase program. In November 1997, the board of directors authorized repurchases of up to $40 million of stock during 1998. As of March 20, 1998, ACC had repurchased 647,000 shares for approximately $20.5 million under this program.

Also during 1997, the Company purchased shares under the right-of-first-refusal provision of its stock option plans and purchased shares from one of its directors and various other sources.

Earnings per share:  ACC adopted Statement of Financial
Accounting Standards No. 128, "Earnings per Share" (SFAS 128), effective with year-end 1997 reporting. SFAS 128 requires mandatory presentation of both a basic and diluted earnings per share. All per share amounts have been restated to comply with the requirements of SFAS 128. Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                        For the years ended
                                December 28,   December 29,   December 31,
                                       1997           1996           1995
Net income available to           (In thousands, except per share data)
  common shareholders               $82,260        $43,425        $43,178

Weighted average shares
  for basic EPS                      37,218         37,966         38,164

Basic EPS                             $2.21          $1.14          $1.13

Effect of dilutive securities:
  Stock options                         751            225           113
  Contingent shares not included in
   shares outstanding for basic EPS      87             28             6

Weighted average shares
  for diluted EPS                    38,056         38,219        38,283

Diluted EPS                           $2.16          $1.14         $1.13

The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.

NOTE 12:

Commitments and Contingencies

Insurance: It is the Company's policy to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and general liability contract deductibles. During 1997, the Company fully insured future risks for workers' compensation and long-term disability, but maintains a self-insured position for claims incurred prior to the inception of the insurance coverage.

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

Letters of credit: As of December 28, 1997, the Company has approximately $17 million outstanding in letters of credit with certain financial institutions. These letters generally expire within 12 months from the dates of issuance, which range from March 1998 to October 1998. These letters of credit are being maintained as security for performance on certain insurance policies, operations of underground storage tanks, as parent guarantees for bank financing and overdraft protection of a foreign subsidiary and payments of liquor and duty taxes and energy billings.

Power supplies:  In 1995, Coors Energy Company (CEC), a subsidiary of
CBC, sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a 10-year agreement to purchase 100% of the brewery's coal requirements from Bowie. The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In September 1995, CBC concluded the sale of its power plant and support facilities to Trigen. In conjunction with this sale, CBC agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities. CBC's financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $12.5 million for 1998, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and CBC's electricity and steam use.

ACX: At the end of 1992, the Company distributed to its shareholders the common stock of ACX. ACX was formed in 1992 to own the ceramics, aluminum, packaging and technology-based development businesses which were then owned by ACC. William K.
Coors, a director of both ACC and ACX during 1997, and Peter H.
Coors are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 47% of ACX's common stock. Joseph Coors, a director of ACC, resigned as director of ACX in July 1996. ACC and ACX or their subsidiaries have certain business relationships and have engaged, or proposed to engage, in certain transactions with one another, as described below.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, ANC has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock from this subsidiary for the joint venture in early 1997. Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. CBC's total purchases under these agreements in 1997 were approximately $118 million. Purchases in 1998 under the packaging and starch supply agreements are estimated to be approximately $120 million.

Environmental: In 1991, the City and County of Denver, Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. brought litigation in U.S. District Court against the Company and 37 other "potentially responsible parties" (PRPs) to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share, based on the $120 million assumption, to a trust for payment of site remediation, operating and maintenance costs. None of these payments was material to the Company's results of operations or financial position.

The City and County of Denver, Waste Management of Colorado, Inc.
and Chemical Waste Management, Inc. have implemented site remediation. The Environmental Protection Agency's projected costs to meet the announced remediation objectives and requirements are currently below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

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

Restructuring liability: At December 28, 1997, the Company had a $3.4 million liability related to personnel accruals as a result of a restructuring of operations that occurred in 1993. These accruals relate to obligations under deferred compensation arrangements and post-retirement benefits other than pensions.

Labor: Approximately 7% of the Company's work force, located principally at the Memphis brewing and packaging facility, is represented by a labor union with whom the Company engages in collective bargaining. A labor contract prohibiting strikes took effect in early 1997 and extends to the year 2001.

Rail transportation: The Company relies heavily upon rail transportation to ship approximately half of its products to satellite redistribution centers and to distributors throughout the country. A major disruption in the railroad industry would impact CBC significantly. However, the risk of such a disruption at the current time appears to be low.

Year 2000 (unaudited): As the Year 2000 approaches, ACC recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure that it is Year 2000 compliant. The financial impact to ACC of Year 2000 remediation costs is anticipated to be in the range of $10 to $15 million in each of 1998 and 1999. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers and customers, it is developing contingency plans with these third parties due to the possibility of compliance issues.

NOTE 13:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 28, 1997.

In the first and second quarters of 1997 and the second, third and fourth quarters of 1996, certain adjustments were made which were not of a normal and recurring nature. As described in Note 9, income in 1997 was increased by a special pretax credit of $31.5 million, or $0.37 per basic share ($0.36 per diluted share) after tax, and income in 1996 was decreased by a special pretax charge of $6.3 million, or $0.09 per basic share ($0.10 per diluted share) after tax. Refer to Note 9 for a further discussion of special (credits) charges.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                            First      Second       Third    Fourth     Year
1997                                  (In thousands, except per share data)

Net sales                 $398,995    $520,826    $489,699 $412,631  $1,822,151

Gross profit              $143,828    $220,163    $190,930 $146,452  $  701,373

Net income                $  8,045    $ 51,018    $ 17,439  $ 5,758  $   82,260

Net income per
  common share - basic    $   0.21    $   1.37    $   0.47  $  0.16  $     2.21

Net income per
  common share - diluted  $   0.21    $   1.34    $   0.46  $  0.15  $     2.16

                               First      Second       Third    Fourth    Year
  1996                               (In thousands, except per share data)

Net sales without certain
  international income    $370,413    $504,000    $454,857  $401,719 $1,730,989
International income         1,258       1,092       1,093     7,624     11,067
Net sales, as currently
  reported                $371,671    $505,092    $455,950 $409,343  $1,742,056

Gross profit              $107,252    $196,759    $164,856 $145,500  $  614,367

Net (loss) income        ($  3,007)   $ 23,796    $ 18,675  $ 3,961  $   43,425

Net (loss) income per
  common share - basic   ($   0.08)   $   0.63    $   0.49  $  0.10  $     1.14

Net (loss) income per
  common share - diluted ($   0.08)   $   0.63    $   0.49  $  0.10  $     1.14

ITEM 9. Disagreements on Accounting and Financial Disclosure

None.
                            PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

JOSEPH COORS (Age 80) is vice chairman of Adolph Coors Company
      (ACC or the Company) and has served in that capacity since 1975. He has served as a director since 1942. He retired from day-to-day operations in December 1987. He is a member of the Executive Committee and the Audit Committee. He is also a director of Coors Brewing Company (CBC). He was a director of ACX Technologies, Inc. (ACX) from October 1992 until his resignation in July 1996 and now is director emeritus.

PETER H. COORS (Age 51) is vice president of ACC and chief executive officer and vice chairman of CBC and has served in that capacity since 1993. He has served as a director of ACC since 1973. Prior to 1993, he served as executive vice president of ACC and chairman of the brewing group. He served as interim treasurer and chief financial officer from December 1993 to February 1995. He is also a director of CBC. He is a member of the Executive Committee. In his career at CBC, he has served in a number of different positions, including divisional president of sales, marketing and administration and secretary (1982-1985), senior vice president, sales and marketing (1978-1982), vice president (1976-1978) and assistant secretary and assistant treasurer (1974-1976). Since March 1996, he has been a director of U.S. Bancorp. Since 1997, he has been a director of Energy Corporation of America.

WILLIAM K. COORS (Age 81) is chairman of the board and president of ACC and has served in such capacities since 1970 and 1989, respectively. He has served as a director since 1940. He is the chairman of the Executive Committee. He is also a director and chairman of the board of CBC and ACX.

J. BRUCE LLEWELLYN (Age 70) has served as a director since 1989.
      He was a member of the Audit Committee until May 1996 and is the chairman of the Compensation Committee. He is also a director of CBC. He is an attorney and is involved in the management of several businesses in which he is an investor. He is currently the chairman of the board and chief executive officer of Philadelphia Coca Cola Bottling Co., Inc. He is also a director of Teleport Communications Group, Inc.

LUIS G. NOGALES (Age 54) has served as a director since 1989. He is a member of the Audit Committee and was a member of the Compensation Committee until May 1996. He is also a director of CBC. He is president of Nogales Partners, a media acquisition firm (1990-present). In the past, he was chairman and chief executive officer of Embarcadero Media (1992-1997); president of Univision, the nation's largest Spanish language television network (1986-1988) and chairman and chief executive officer of United Press International (1983-1986). He is also a director of Southern California Edison Company, Edison International and Kaufman and Broad Home Corporation.

PAMELA H. PATSLEY (Age 41) joined the Company as a director in November of 1996. She is also a director of CBC. She chairs the Audit Committee and is a member of the Compensation Committee. She is president, chief executive officer and a director of Paymentech, Inc. in Dallas. She began her career with First USA, Inc. in 1985 as a founding officer of the company. Before joining First USA, Patsley was with KPMG Peat Marwick. She is also a director of First Virtual Holdings, Inc.

WAYNE R. SANDERS (Age 50) joined the Company as a director in February of 1995. He is a member of the Compensation Committee and the Audit Committee. He is also a director of CBC. He is chairman of the board and chief executive officer of Kimberly-Clark (K-C) Corporation in Dallas. Sanders joined K-C in 1975 as a senior financial analyst. For the past 20 years, he has served in a number of positions with K-C. He was named to his current position in 1992. Prior to that, he served as president and chief executive officer (1991); and as president, World Consumer, Nonwovens and Service and Industrial Operations
      (1990). He was elected to K-C's board of directors in August 1989. He is also a director of Texas Instruments Incorporated and Chase Bank of Texas, a trustee of Marquette University and a national trustee of the Boys and Girls Clubs of America.

(b)  Executive Officers

Of the above directors, Peter H. Coors and William K. Coors are executive officers of ACC. The following also were executive officers of ACC (as defined by Securities and Exchange Commission
(SEC) rules) at March 1, 1998:

CARL L. BARNHILL (Age 49) joined CBC in May 1994 as senior vice president of sales. Barnhill brings more than 20 years of marketing experience with consumer goods companies. Most recently, he was vice president of selling systems development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay in various upper-level sales and marketing positions.

L. DON BROWN (Age 52) joined CBC in July 1996 as senior vice president of operations and technology. Prior to joining CBC, he served as senior vice president of manufacturing and engineering at Kraft Foods where his responsibilities included manufacturing, engineering and operations quality functions. During his years at Kraft from 1971-1996, he held several positions of increasing responsibility in the manufacturing and operations areas.

ROBERT W. EHRET (Age 53) joined CBC in May 1994 as senior vice president, human resources. Prior to joining CBC, Ehret served as senior vice president of human resources for A.C. Nielsen. From 1983 to 1989, Ehret worked for PepsiCo Inc. as director of employee relations and personnel director for two of PepsiCo's international divisions based in Tokyo and London.

JOHN R. FAWCETT (Age 49) was named general manager of on-premise sales and marketing at CBC in August 1997. Prior to that, he was general manager of UniBev Ltd., a former division of CBC, responsible for sales and marketing for the brewery's specialty brands. Before joining CBC in September 1995, Fawcett was chief executive officer of a beverage wholesaler, Capital Wine and Beverage in Columbia, SC. Prior to that, he was vice president of sales at E&J Gallo.

W. LEO KIELY, III (Age 51) became president and chief operating officer of CBC as of March 1, 1993. Prior to joining CBC and for the period 1991 to 1993, he served as division vice president and then division president of the Frito-Lay, Inc. subsidiary of PepsiCo in Plano, Texas. From 1989-1991, he served as senior vice president of field operations, overseeing the operations of Frito-Lay's four regional business teams. He is a director of Bell Sports Corporation and Signature Resorts, Inc.

ROBERT D. KLUGMAN (Age 50) was named CBC's senior vice president of corporate development in May 1994. In 1993, he was vice president of corporate development. Prior to that, he was vice president of brand marketing, a position he held from 1981-1987 and again from 1990-1993. From 1987 to 1990, he was vice president of international, development and marketing services. Before joining CBC, Klugman was a vice president of client services at Leo Burnett USA, a Chicago-based advertising agency.

NORMAN E. KUHL (Age 57) was named senior vice president of CBC's container business units in July 1997. Prior to that, he was vice president of CBC's container business units beginning January 1992, with responsibility for the can, glass and end manufacturing areas. His experience includes responsibility for warehousing, packaging, brewing, malting and utilities. He became vice president in 1978. In 1985, he became vice president and plant manager of the Company's packaging and finishing plant in Virginia. In 1990 and 1991, he served as vice president and plant manager of the brewery in Memphis.

KATHERINE L. MACWILLIAMS (Age 42) joined CBC in April 1996 as vice president and treasurer. Prior to joining CBC, she served as vice president of Capital Markets for UBS
      Securities in New York where she was responsible for the marketing of funding and asset-liability management products to U.S. corporate clients. She has also held a wide range of financial positions for The First National
      Bank of Chicago; Sears, Roebuck and Co. and Ford Motor Company.

MICHAEL A. MARRANZINO (Age 50) was named senior vice president and chief information officer in November 1997. Since 1994, he had served as CBC's senior vice president and chief international officer. Prior to that, he served as vice president and director of international marketing. He has been with CBC since 1976 and has held positions in the information technology and sales and marketing areas, including director of development, director for Coors and Coors Extra Gold brands, director of sales and marketing operations, director of field sales, director of sales operations and technology system designer.

PATRICIA J. SMITH (Age 54) was named corporate secretary of CBC and ACC in 1993. She also serves in the same capacity for the majority of CBC's subsidiaries. She served as assistant secretary of ACC and a number of its subsidiaries from 1990-1993.

M. CAROLINE TURNER (Age 48) was named senior vice president and general counsel for CBC in February 1997. She has served as vice president and assistant secretary of ACC and assistant secretary of CBC since January 1993. She served as vice president, general counsel and chief legal officer of CBC (1993-1996); and vice president, chief legal officer (1991-1992); and director, legal affairs (1986-
      1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen (1983-
      1986), an associate for Holme Roberts and Owen (1977-1982) and a clerk in the U.S. 10th Circuit Court of Appeals (1976-1977).

WILLIAM H. WEINTRAUB (Age 55) was named CBC's senior vice president of marketing in 1994. He joined CBC as vice president of marketing in July 1993. Prior to joining CBC, he directed marketing and advertising for Tropicana
      Products as senior vice president. From 1982-1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales.

TIMOTHY V. WOLF (Age 44) was named vice president and chief financial officer of ACC and senior vice president and chief financial officer of CBC in February 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as senior vice president of planning and human resources from 1993 to 1994. From 1989 to 1993, he served in several executive positions for The Walt Disney Company including vice president, controller and chief accounting officer.

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

(c)  Significant Employees

None.

(d)  Family Relationships

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Business Experience

See discussion above in (a) and (b).

(f)  Involvement in Legal Proceedings

None.

(g)  Section 16 Disclosures

None.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

                ANNUAL COMPENSATION           LONG TERM COMPENSATION
                                              AWARDS         PAYOUTS
    NAME &      YEAR  SALARY  BONUS  OTHER   RESTRI  SECURITIES    LTIP     ALL
  PRINCIPAL                          ANNUAL    CTED  UNDERLYING  PAYOUTS  OTHER
   POSITION             ($)   ($)    COMP     STOCK    OPTIONS    ($)      COMP
                              (a)   ($)(b)    ($)(c)   (#)(d)            ($)(e)

William K.      1997 294,672   0       0        0          0        0        0
Coors,
Chairman        1996 288,624   0       0        0          0        0    16,168
of the Board,
CEO of Adolph   1995 285,624   0       0        0          0        0    34,095
Coors Company

Peter H.        1997 541,428 324,229   0        0    157,625       0  1,302,264
Coors, Vice
Chairman & CEO  1996 507,090   0       0        0     22,330       0     22,678
of  Coors
Brewing         1995 506,248   0       0        0     29,328       0     89,976
Company

W. Leo Kiely    1997 424,692 263,593   0        0     92,451       0      9,392
III, President
& COO of Coors  1996 400,218   0       0        0     18,154       0      8,705
Brewing
Company         1995 399,376   0       0        0     23,843       0      8,458

L. Don Brown,   1997 360,504 280,000 112,233    0     33,600       0      9,132
Senior VP,
Operations &    1996 180,346 580,000   0  800,000     58,333       0      3,467
Technology of
Coors Brewing   1995     N/A     N/A  N/A     N/A        N/A     N/A        N/A
Company

Timothy V.      1997 326,516 163,834   0        0     44,134       0     83,303
Wolf, Senior
VP,  & CFO of   1996 314,346       0   0        0     10,568       0      6,778
Coors  Brewing
Company         1995 280,000 124,000 304,130    0     13,881       0      3,900


(a) Amounts awarded under the Management Incentive Compensation Program.

(b) In 1997, L. Don Brown received perquisites including moving and relocation expenses of $81,691. In 1996, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1995, Timothy V. Wolf received perquisites including moving and relocation expenses of $293,450.

(c) In 1996, 45,390 shares of restricted stock were granted to L. Don Brown. L. Don Brown's restricted stock award has a three-year vesting period from the date of grant and is based on continuous service during the vesting period. Dividends are paid to the holder of the grant during the vesting period. The value as of December 28, 1997 was $1,418,438. Restricted stock granted in 1993 to Peter H. Coors and W. Leo Kiely III vested in 1996.

No restricted stock grants were made in 1997 or 1995 to any of the other named executives.

(d) See discussion under Item 11, Part II, for options issued in 1997.

(e) The amounts shown in this column are attributable to the officer life insurance other than group life, 401(k) plans and the excess of fair market value over option price for stock options exercised in 1997.

Of the named executives, Peter H. Coors receives officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and a salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The Company provides term life insurance for W. Leo Kiely III, L. Don Brown and Timothy V. Wolf. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 1997 annual benefit for each executive for both programs was: Peter H. Coors - $7,299; W. Leo Kiely III - $4,642; L. Don Brown - $4,382 and Timothy V. Wolf - $2,428.

The Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,750 for Peter
H. Coors; $4,750 for W. Leo Kiely III; $4,750 for L. Don Brown and $4,750 for Timothy V. Wolf. Peter H. Coors and Timothy V. Wolf exercised stock options in 1997. See discussion in Item 11,
Part III for stock option exercises in 1997.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance-based executive compensation plans for 1997.

II. OPTION/SAR GRANTS TABLE

                Option Grants in Last Fiscal Year
                                                          POTENTIAL
             INDIVIDUAL GRANTS                         REALIZABLE VALUE AT
                                                        ASSUMED RATES OF
                                                          STOCK PRICE
                                                       APPRECIATION FOR
                                                         OPTION TERM
                       % OF TOTAL
           NUMBER OF    OPTIONS
          SECURITIES   GRANTED TO
  NAME    UNDERLYING   EMPLOYEES   EXERCISE
           OPTIONS        IN        OR BASE
           GRANTED      FISCAL      PRICE    EXPIRATION
           (#)(a)        YEAR     ($/SHARE)     DATE          5%          10%
Peter H.    68,121         4%      $18.7500   01/02/07   $2,190,292  $4,244,242
Coors       51,100         3%      $20.6250   02/13/07   $1,547,204  $3,087,945
            15,887         1%      $31.7500   08/13/07   $  304,283  $  783,300
            22,517         2%      $38.4375   09/29/07   $  280,685  $  959,606

W. Leo      53,251         3%      $18.7500   01/02/07   $1,712,177  $3,317,774
Kiely III   39,200         3%      $20.6250   02/13/07   $1,186,896  $2,368,835

L. Don      33,600         2%      $18.7500   01/02/07   $1,080,339  $2,093,430
Brown

Timothy     30,434         2%      $18.7500   01/02/07   $  978,543  $1,896,174
V. Wolf     13,700         1%      $20.6250   02/13/07   $  414,808  $  827,883


(a) Grants vest one-third in each of the three successive years after the date of grant. At December 28, 1997, the 1997 grants were 0% vested because of the one year vesting requirement; however, they will vest 33 1/3% on the one-year anniversary of the grant dates.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End
Option/SAR Value
                                   NUMBER OF SECURITIES           VALUE OF
                                       UNDERLYING              UNEXERCISED
                                       UNEXERCISED             IN-THE-MONEY
            SHARES        VALUE  OPTIONS AT FY-END (#)  OPTIONS AT FY-END ($)
          ACQUIRED ON   REALIZED  Exercis-  Unexercis-  Exercis-   Unexercis-
NAME      EXERCISE (#)  ($)(a)      able      able        able         able
Peter H.     71,035    1,290,215  179,794    135,108    $2,274,572  $1,394,449
Coors

W. Leo            0            0   75,652     92,451    $1,015,974  $1,082,138
Kiely III

L. Don            0            0   58,333     33,600    $  772,912  $  420,000
Brown

Timothy       7,000       76,125   17,449     44,134    $  197,528  $  525,987
V. Wolf

(a) Values stated are the bargain element recognized in 1997, which is the difference between the option price and the market price at the time of exercise.

IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE

The Long-Term Incentive Plan (LTIP) was canceled by the board of directors at the November 1996 board meeting.

V. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

    AVERAGE               YEARS OF SERVICE
     ANNUAL
 COMPENSATION        10           20           30           40
    $125,000       $21,875    $43,750      $65,625      $71,875
     150,000        26,250     52,500       78,750       86,250
     175,000(a)     30,625     61,250       91,875      100,625
     200,000(a)     35,000     70,000      105,000      115,000
     225,000(a)     39,375     78,750      118,125      129,375(a)
     250,000(a)     43,750     87,500      131,250(a)    143,750(a)
     275,000(a)     48,125     96,250      144,375(a)    158,125(a)
     300,000(a)     52,500    105,000      157,500(a)    172,500(a)
     325,000(a)     56,875    113,750      170,625(a)    186,875(a)
     350,000(a)     61,250    122,500      183,750(a)    201,250(a)
     375,000(a)     65,625    131,250(a)   196,875(a)    215,625(a)
     400,000(a)     70,000    140,000(a)   210,000(a)    230,000(a)
     425,000(a)     74,375    148,750(a)   223,125(a)    244,375(a)
     450,000(a)     78,750    157,500(a)   236,250(a)    258,750(a)
     475,000(a)     83,125    166,250(a)   249,375(a)    273,125(a)
     500,000(a)     87,500    175,000(a)   262,500(a)    287,500(a)
     525,000(a)     91,875    183,750(a)   275,625(a)    301,875(a)
     550,000(a)     96,250    192,500(a)   288,750(a)    316,250(a)
     575,000(a)    100,625    201,250(a)   301,875(a)    330,625(a)
     600,000(a)    105,000    210,000(a)   315,000(a)    345,000(a)

(a) Maximum permissible benefit under ERISA from the qualified retirement income plan for 1997 was $125,000. Annual compensation exceeding $160,000 is not considered in computing the maximum permissible benefit under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the qualified and non-qualified retirement plans and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors
- $274,441 and 58 years; Peter H. Coors - $503,255 and 26 years;
W. Leo Kiely III - $408,095 and 4 years; L. Don Brown - $379,635 and 2 years and Timothy V. Wolf - $317,989 and 3 years.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1997, in which the ratio of plan contributions to total compensation covered by the plan was approximately 6.5%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if: (1) the employee is at least age 62 when payments commence; or (2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actually accrued under the pension formula is in the form of a straight life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1997 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $162,000, paid upon normal retirement.

VI. COMPENSATION OF DIRECTORS

The Company adopted the Equity Compensation Plan for Non-Employee Directors (EC Plan) effective May 16, 1991. The EC Plan provides for two grants of ACC's Class B common stock (non-voting) to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the fair market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved 50,000 shares of stock to be issued under the EC Plan. The NE directors' annual retainer is $32,000.

In 1997, the NE members of the board of directors were paid 50% of the $32,000 annual retainer for the 1996-1997 term and 50% of the $32,000 annual retainer for the 1997-1998 term, as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation and secretarial support from CBC.

VII. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

CBC has no agreements with executives or employees providing employment for a set period.

L. Don Brown has an agreement providing a guaranteed bonus of 80% of his base salary in 1996 and 1997. In addition, he received a $200,000 signing bonus and a $100,000 transitional bonus in 1996. If he were terminated without cause during the first two years, he would receive 12 months of his total current annual salary (base plus bonus).

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Under the 1990 Equity Incentive Plan (1990 EI Plan), if there is a change in ownership of the Company, the options and restricted shares vest immediately.

VIII. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

J. Bruce Llewellyn, Pamela H. Patsley and Wayne R. Sanders served on the Compensation Committee during 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of 5% of any class of voting securities as of March 16, 1998:

                 Name and address            Amount and nature
  Title of         of beneficial               of beneficial         Percent
   class               owner                     ownership           of class
  Class A     Adolph Coors, Jr. Trust,    1,260,000 shares for         100%
  common      Golden, Colorado;           benefit of William K.
  stock       William K. Coors, Joseph    Coors, Joseph Coors and
  (voting)    Coors, Joseph Coors, Jr.,   May Coors Tooker and their
              Jeffrey H. Coors and        lineal descendants living
              Peter H. Coors, trustees    at distribution

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b).

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors and all executive officers and directors as a group as of March 16, 1998:
                                          Exercisable
                                            options/
                               Shares      restricted
Title of       Name of      beneficially    stocks                    Percent
 class    beneficial owner     owned        awards (b)    Total       of class

Class B   Joseph Coors            2,183 (a)      261      2,444(a)      (a)
common    Peter H. Coors         75,801 (a)  242,164    317,965(a)      (a)
stock     William K. Coors      320,807 (a)       --    320,807(a)      (a)
(non-     J. Bruce Llewellyn      6,184          785      6,969
voting)   Luis G. Nogales         1,850          261      2,111
          Pamela H. Patsley         356          627        983
          Wayne R. Sanders        5,267          261      5,528
          L. Don Brown               --      116,096    116,096
          W. Leo Kiely III       11,000      108,604    119,604
          Timothy V. Wolf         2,700       33,221     35,921

          All executive officers
          and directors as a
          group (20 persons) 17,420,959      783,000 18,203,959         52%

(a) In 1996, William K. Coors and Peter H. Coors were two of the trustees of the Adolph Coors Foundation, which owned 732,413 shares of Class B common stock. This stock was disposed of during 1997. William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees and beneficiaries or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,712,111 shares of Class B common stock. These individuals, and others, are trustees of three other trusts owning 267,100 shares of Class B common stock. In certain of these trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 52% of the total number of shares of such class outstanding.

(b) This column represents exercisable options to purchase shares under the Company's 1990 EI Plan (as amended and restated) and the 1991 Equity Compensation Plan for Non-Employee Directors (as amended and restated) that could be exercised as of March 16, 1998. It reflects restricted stock awards granted under the 1990
EI Plan. Vesting in the restricted stock is over a three-year period from date of grant for employee/officers and at the end of the term for outside directors. In the event of a change in control of the Company, the options and restricted shares vest immediately. It also reflects a special restricted stock award made in February 1997. This restricted stock has a one-year vesting period.

(c)  Changes in Control

There are no arrangements that would later result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

There were no transactions that exceeded $60,000 with management or others related to the Company.

(b)  Certain Business Relationships

William K. Coors, a director of both ACC and ACX during 1997, and Peter H. Coors are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 47% of ACX's common stock (see Security Ownership of Certain Beneficial Owners and Management in Item 12). Joseph Coors, a director of ACC during 1997, resigned as director of ACX in July 1996. ACC and ACX, or their subsidiaries have certain business relationships and have engaged or proposed to engage in certain transactions with one another, as described below.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, American National Can Company (ANC) has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock for the joint venture from this subsidiary in early 1997. Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. CBC's total purchases under these agreements in 1997 were approximately $118 million. Purchases in 1998 under the packaging and starch supply agreements are estimated to be approximately $120 million.

During 1997, CBC sold small quantities of aluminum scrap to a now-former ACX subsidiary in the amount of $280,000. CBC also agreed to sell brewery by-products to an ACX subsidiary for resale under a contract through 1997. In early 1997, this agreement was extended through 1999. CBC received approximately $9 million in 1997 under this contract and estimates that 1998 receipts will be approximately $9 million.

Also with the spin-off, ACC, ACX and their subsidiaries negotiated other agreements involving employee matters, environmental management, tax sharing and trademark licensing. These agreements govern certain relationships between the parties, as described in the Company's report on Form 8-K dated December 27, 1992, and contained in the information statement mailed to ACC's shareholders at the time of the spin-off.

Certain ACC and ACX subsidiaries are parties to other miscellaneous market-based transactions. In 1997, CBC provided water and waste water treatment services to an ACX ceramics facility located on property leased from CBC, and CBC received real estate management and other services from the ACX real estate brokerage subsidiary. In addition, CBC purchased miscellaneous products from the ACX ceramics subsidiary, including certain ceramic can tooling for CBC's can lines. During 1997, CBC received approximately $340,000 in total and paid approximately $350,000 in total under these agreements and transactions. In 1998, CBC expects to pay approximately $230,000 and receive approximately $260,000 under these agreements.

CBC is a limited partner in a partnership in which an ACX subsidiary is the general partner. The partnership, which was formed at the time of the spin-off, owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Distributions of $1.3 million were made to both partners in 1997. Each partner is obligated to make additional cash contributions of $500,000 upon call of the general partner. Distributions are allocated equally between the partners until CBC recovers its investment, and thereafter 80% to the general partner and 20% to CBC. Currently distributions are still being split equally between the partners.

(c)  Indebtedness of Management

Employee loans could be made with the exercise of stock options granted under the 1983 non-qualified Adolph Coors Company Stock
Option Plan. No such loans were made or outstanding in 1997.

No member of management or another with a direct or indirect interest in ACC was indebted to the Company in excess of $60,000 in 1997.

                               PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                           SCHEDULE II

              ADOLPH COORS COMPANY AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS

                                    Additions
                       Balance at  charged to                         Balance
                        beginning   costs and     Other                at end
                         of year    expenses    additions  Deductions  of year
Allowance for doubtful                      (In thousands)
accounts

Year ended

December 28, 1997          $  275      $1,627    $  --     ($1,345)(a)   $  557
December 29, 1996          $   30      $  393    $  --     ($  148)(a)   $  275
December 31, 1995          $   24      $  198    $  --     ($  192)(a)   $   30

Allowance for certain
claims

Year ended

December 28, 1997          $   --      $1,500    $  --      $   --       $1,500
December 29, 1996          $   --      $   --    $  --      $   --       $   --
December 31, 1995          $   --      $   --    $  --      $   --       $   --

Allowance for obsolete
inventories and supplies

Year ended

December 28, 1997          $3,319      $7,193    $ 426     ($5,724)(a)   $5,214
December 29, 1996          $2,942      $4,941    $   3     ($4,567)(a)   $3,319
December 31, 1995          $2,210      $2,814    $  --     ($2,082)(a)   $2,942

(a) Write-offs of uncollectible accounts or obsolete inventories and supplies.

(3)  Exhibits:

                  Exhibit   3.1  -  Amended Articles of Incorporation.
                    (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

                  Exhibit   3.2  -  By-laws, as amended and restated in
                    August 1997.

                  Exhibit   4.1  -  Form of Indenture for Adolph Coors
                    Company Senior Debt Securities. (Incorporated by reference to Exhibit 4 to Registration
                    Statement on Form S-3 filed March 14, 1990, and amended on March 26, 1990, file No. 33-
                    33831). Upon request, the Company agrees to provide a copy of any debt instrument as applicable under Regulation S-K, Item 601, (b)(4)(iii).

                  Exhibit  10.1  -  Officers' Life Insurance Program.
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

                  Exhibit  10.4* -  Coors Brewing Company 1996 Annual
                    Management Incentive Compensation Plan.
                    (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 29, 1996)

                  Exhibit  10.5* -  Coors Brewing Company Long-Term
                    Incentive Plan, 1994-1996 Plan Cycle.
                    (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 25, 1994)

                  Exhibit  10.6* -  Adolph Coors Company 1990 Equity
                    Incentive Plan. (Amended during 1998)

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

                  Exhibit  10.12 -  Adolph Coors Company Equity Compensation
                    Plan for Non- Employee Directors. (Amended during 1997)

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

                  Exhibit 10.14* -  Employment Contracts and Termination of
                    Employment Agreements for W. Leo Kiely III.
                    (Incorporated by reference to Exhibit 10.17
                    to Form 10-K for the fiscal year ended December 26, 1993)

                  Exhibit 10.15  -  Revolving Credit Agreement, dated as of
                    October 23, 1997.

                  Exhibit 10.16  -  Adolph Coors Company Stock Unit Plan.
                    (Amended during 1997)

                  Exhibit 10.17* -  Employment Contract and Termination
                    Agreement for L. Don Brown. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 29, 1996)

                  Exhibit 10.18* -  Coors Brewing Company 1997 Annual
                    Management Incentive Compensation Plan.
                    (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 29, 1996)

                  Exhibit 10.19  -  Form of Coors Brewing Company
                    Distributorship Agreement. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996)

                  Exhibit 10.20* -  Coors Brewing Company 1998 Annual
                    Management Incentive Compensation Plan.

                  Exhibit 21     -  Subsidiaries of the Registrant.

                  Exhibit 23     -  Consent of Independent Accountants.

         * Represents a management contract

(b)  Reports on Form 8-K

A report on Form 8-K dated April 30, 1997, was filed announcing a settlement of legal disputes with Molson Breweries and related parties. See further discussion in Item 1 Business of this filing.

(c)  Other Exhibits

None.

(d)  Other Financial Statement Schedules

None.

Other Matters

To comply with the July 13, 1990, amendments governing Form S-8 under the Securities Act of 1933, ACC offers as follows, which is incorporated by reference into ACC's Registration Statements on Form S-8 No. 33-2761 (filed January 17, 1986); No. 33-35035
(filed May 24, 1990); No. 33-40730 (filed May 21, 1991) and No. 33-59979
(filed June 6, 1995) and on Form S-3 No. 33-33831 (filed March 14, 1990):

Even though ACC could indemnify its directors, officers and controlling persons for liabilities arising under the Securities Act of 1933 under SEC regulations, the SEC has indicated that such indemnification is against public policy and unenforceable. If a director, officer or controlling person requests indemnification for liabilities arising from securities being registered (other than for reimbursements of amounts paid for the successful defense of any lawsuit), ACC will ask a court if such indemnification is against public policy and will follow that court's ruling.
                           EXHIBIT 21

              ADOLPH COORS COMPANY AND SUBSIDIARIES
                 SUBSIDIARIES OF THE REGISTRANT

The following table lists ACC's subsidiaries and the respective jurisdictions of their organization or incorporation as of
December 28, 1997. All subsidiaries are included in ACC's
consolidated financial statements.
                                                        State/country of
                                                        organization or
                Name                                     incorporation
Coors Brewing Company                                   Colorado
   Coors Brewing Company International, Inc.            Colorado
    Coors Brewing International C.V.(a)                 The Netherlands
     Coors Brewing Iberica, S.A.                        Spain
     Coors Services, S.A.                               Switzerland
   Coors Distributing Company                           Colorado
   Coors Energy Company                                 Colorado
    Gap Run Pipeline Company                            Colorado
   Coors Nova Scotia Co.                                Canada
   Coors Global, Inc.                                   Colorado
   Coors Intercontinental, Inc.                         Colorado
   Coors Transportation Company                         Colorado
   The Rocky Mountain Water Company                     Colorado
   The Wannamaker Ditch Company                         Colorado
   Coors Japan Company, Ltd.                            Japan
Coors Brewing International, Ltd.                       United Kingdom
Coors Export Ltd.                                       Barbados, West Indies
Coors Canada, Inc.                                      Canada

 (a) Organized as a partnership for foreign purposes and as a corporation for U.S. purposes.

                           EXHIBIT 23

               Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-33831) and in the Registration Statements on Form S-8 (No. 33-2761), (No. 33-35035), (No. 33-40730),(No. 33-
59979) and (No. 333-45869) of Adolph Coors Company of our report dated February 12, 1998 appearing on page 27 of this Form 10-K.

PRICE WATERHOUSE LLP

Denver, Colorado
March 27, 1998
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

March 30, 1998