Form 10-Q
period 1998-03-29
COORS ADOLPH CO
filed 1998-05-12
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For Quarter ended March 29, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 1998:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,012,308 shares

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements


                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                Thirteen weeks ended
                                               March 29,    March 30,
                                                   1998         1997
                                     (In thousands, except per share data)
  Sales - domestic and international          $ 501,014    $ 483,161
  Less:  beer excise taxes                      (86,869)     (84,380)

  Net sales                                     414,145      398,781

  Cost of goods sold                            261,927      256,201

    Gross profit                                152,218      142,580

  Marketing, general and administrative         137,222      127,231
  Special charge                                     --          998

    Operating income                             14,996       14,351

  Other (income) expense - net                   (1,047)         715

    Income before income taxes                   16,043       13,636

  Income tax expense                              6,257        5,591

    Net income                                    9,786        8,045

  Other comprehensive income-foreign currency
    translation adjustments                      (1,104)      (2,773)

    Comprehensive income                      $   8,682     $  5,272


  Net income per common share - basic         $    0.27      $  0.21
  Net income per common share - diluted       $    0.26      $  0.21

  Weighted average number of outstanding
    common shares - basic                        36,418       37,713
  Weighted average number of outstanding
    common shares - diluted                      37,415       38,071

  Cash dividends declared and paid per
    common share                              $   0.150     $  0.125

 See notes to consolidated financial statements.

                         ADOLPH COORS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                March 29,   December 28,
                                                    1998           1997
                                                     (In thousands)
  Assets

  Current assets:
    Cash and cash equivalents                 $  150,765     $  168,875
    Short-term investments                        47,261         42,163
    Accounts and notes receivable, net           128,983        124,485

    Inventories:
      Finished                                    30,167         44,729
      In process                                  28,177         20,119
      Raw materials                               25,998         35,654
      Packaging materials                          7,653          5,977

    Total inventories                             91,995        106,479

    Other assets                                  72,019         75,192

      Total current assets                       491,023        517,194

  Properties, at cost and net                    719,906        733,117

  Other assets                                   155,707        161,772

      Total assets                            $1,366,636     $1,412,083

 See notes to consolidated financial statements.


                         ADOLPH COORS COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                March 29,   December 28,
                                                    1998           1997
                                                     (In thousands)
  Liabilities and shareholders' equity

  Current liabilities:
    Accounts payable                          $  136,582     $  131,936
    Accrued expenses and other liabilities       168,020        199,710
    Current portion of long-term debt             42,500         27,500

        Total current liabilities                347,102        359,146

  Long-term debt                                 130,000        145,000

  Deferred tax liability                          75,090         76,219

  Other long-term liabilities                     93,317         95,150

        Total liabilities                        645,509        675,515

  Shareholders' equity:
    Capital stock:
      Preferred stock, non-voting, $1 par
      value (authorized: 25,000,000 shares;
      issued: none)                                   --             --

      Class A common stock, voting, $1 par value
      (authorized and issued: 1,260,000 shares)    1,260          1,260

      Class B common stock, non-voting, no par
      value, $0.24 stated value (authorized:
      100,000,000 shares; issued: 35,020,455
      in 1998 and 35,599,356 in 1997)              8,338          8,476

        Total capital stock                        9,598          9,736

    Retained earnings                            716,429        730,628
    Accumulated other comprehensive income        (4,900)        (3,796)

        Total shareholders' equity               721,127        736,568

  Total liabilities and shareholders' equity  $1,366,636     $1,412,083

 See notes to consolidated financial statements.


                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the thirteen weeks ended
                                               March 29,       March 30,
                                                   1998            1997
                                                    (In thousands)
  Cash flows from operating activities:
    Net income                                $   9,786        $  8,045
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Equity in net earnings of joint ventures  (6,893)         (5,442)
       Depreciation and amortization             28,462          30,281
       Loss on sale or abandonment
         of properties                              792             799
       Deferred income taxes                     (1,014)           (661)
    Change in current assets and current
         liabilities                             (8,778)         11,144

        Net cash provided by
          operating activities                   22,355          44,166

  Cash flows from investing activities:
    Purchases of investments                    (12,165)        (20,393)
    Sales and maturities of investments          15,134              --
    Additions to properties                     (15,944)        (11,921)
    Proceeds from sale of properties                 60             543
    Distributions from joint ventures               500             750
    Other                                          (166)            224

        Net cash used in investing activities   (12,581)        (30,797)

  Cash flows from financing activities:
    Issuance of stock under stock plans           1,149             643
    Purchases of stock                          (22,697)        (12,922)
    Dividends paid                               (5,477)         (4,746)
    Other                                          (703)             --

        Net cash used in financing activities   (27,728)        (17,025)

  Cash and cash equivalents:
    Net decrease in cash and cash equivalents   (17,954)         (3,656)
    Effect of exchange rate changes on
      cash and cash equivalents                    (156)         (1,004)
    Balance at beginning of year                168,875         110,905

    Balance at end of quarter                 $ 150,765       $ 106,245

  See notes to consolidated financial statements.


              ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 29, 1998

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at March 29, 1998, the results of its operations and its cash flows for the three months ended
March 29, 1998. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 28, 1997.

Statement of cash flows - Cash paid for interest during the first quarter of 1998 and 1997 was $3.9 million and $4.1 million, respectively. Cash paid for income taxes during the first quarter of 1998 and 1997 was $1.5 million and $3.1 million, respectively. During the first quarter of 1998 and 1997, ACC issued $2.5 million and $0.7 million, respectively, in restricted common stock under its management incentive program.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3. YEAR 2000

As the Year 2000 approaches, ACC recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its information systems and applications to ensure that it is Year 2000 compliant. The financial impact to ACC is anticipated to be in the range of $10 to $15 million for each of fiscal years 1998 and 1999. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers and customers, it is developing appropriate plans with these third parties.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Special Charge

The Company recorded no special items during the first quarter of 1998. During the first quarter of 1997, ACC recorded a special charge of approximately $1 million for ongoing legal proceedings with Molson Breweries of Canada Limited. The Company's operating results including and excluding this special charge are summarized below:

                                              For the quarter ended
                                              March 29,    March 30,
                                                  1998         1997
                                      (In thousands, except per share data)
Operating income:
  As reported                                  $14,996      $14,351
  Excluding special items                          N/A       15,349
Net income:
  As reported                                    9,786        8,045
  Excluding special items                          N/A        8,655
Earnings per share:
  As reported - basic                            $0.27        $0.21
              - diluted                          $0.26        $0.21
  Excluding special charge - basic                 N/A        $0.23
                           - diluted               N/A        $0.23

Consolidated Results of Continuing Operations

Sales and volume - For the first quarter of 1998, ACC reported net sales of $414.1 million, a 3.9% increase over the first quarter of 1997. The increase in net sales was due primarily to a 4.5% increase in unit volume; CBC sold 4,691,000 barrels of malt beverages in the first quarter of 1998, compared to sales of 4,489,000 barrels in the first quarter of 1997. Net sales for the three months ended March 29, 1998, were also impacted favorably by proportionally more export sales, which generate greater net revenue per barrel than domestic volume. These positive factors were offset in part by increased price discounting and unfavorable package mix.

Gross profit - Gross profit in the first quarter of 1998 rose 6.8% to $152.2 million from the first quarter of 1997. As a percentage of net sales, gross profit increased to 36.8% in the first quarter of 1998 from 35.8% a year earlier. This increase was attributable to a 3.9% increase in net sales, as discussed above, offset partially by a 2.2% increase in cost of goods sold. Cost of goods sold increased primarily due to unit volume increases, but was impacted favorably by improved overhead productivity and shipping efficiencies.

Operating income - Operating income was $15.0 million for the three months ended March 29, 1998, compared to $15.3 million, excluding the special charge, for a year earlier. This decrease was primarily due to an increase in marketing, general and administrative expenses that slightly outweighed the increase in gross profit. Marketing, general and administrative expenses rose due to greater advertising spending and increased investment in the Company's domestic and international sales organizations.

Non-operating expenses - Net non-operating income and expenses for the first quarter of 1998 were favorable to the first quarter of 1997 primarily because of a $2.9 million change in net interest from expense to income. The change was attributable to an increase in interest income due to higher cash and investment balances and a decrease in interest expense due to lower outstanding principal balances on ACC's medium-term notes. Miscellaneous income decreased due to foreign exchange gains and losses, lower royalty income and increases in other non-operating costs at certain subsidiaries.

Effective tax rate - The consolidated effective tax rate applied to income excluding special items for the three months ended
March 29, 1998, was 39.0% compared to 40.9% for the same period in 1997.

Net income - Consolidated net income for the first quarter of 1998 was $9.8 million, or $0.27 per basic share ($0.26 per diluted share), compared to $8.7 million, excluding the special charge, or $0.23 per basic and diluted share for the first quarter of 1997.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 29, 1998, ACC had working capital of $143.9 million, and its net cash position was $150.8 million compared to $168.9 million as of December 28, 1997. In addition to its cash resources, ACC had short-term, highly liquid investments of $47.3 million at March 29, 1998, compared to $42.2 million at December 28, 1997. ACC also had $39.0 million of marketable investments with maturities exceeding one year at March 29, 1998, compared to $47.1 million at December 28, 1997. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, costs to make computer software Year 2000 compliant, anticipated capital expenditures and potential repurchases of its common stock under the previously announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $22.4 million for the first quarter of 1998 compared to $44.2 million for the first quarter of 1997. This decrease in cash provided by operating activities was primarily attributable to a decrease in accrued expenses and other liabilities. Accrued expenses and other liabilities decreased because of lower accruals for management incentives, federal excise taxes and payroll. Partially offsetting this decrease in operating cash flows was a decrease in finished goods and raw materials inventories.

Investing activities - During the first quarter of 1998, ACC spent $12.6 million on investing activities compared to $30.8 million for the first quarter of 1997. Net purchases, sales and maturities of marketable investments were favorable to 1997 by $23.4 million. Capital expenditures increased to $15.9 million for the three months ended March 29, 1998, from $11.9 million a year earlier. Capital expenditures for the first quarter of 1998 focused on information systems and upgrades and other efficiency-improvements to Shenandoah and Golden-based facilities.

Financing activities - ACC spent $27.7 million on financing activities during the first quarter of 1998, of which $20.5 million was used to purchase 647,000 shares of Class B common stock on the open market under the Company's $40 million stock repurchase program. Dividend payments were $5.5 million. ACC spent $17.0 million in the first quarter of 1997 on financing activities, consisting primarily of $8.9 million in purchases of Class B stock on the open market and $4.7 million in dividends.

Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements concerning the Company's outlook for 1998; overall volume trends; pricing trends and industry forces; cost reduction strategies and their results; the Company's expectations for funding its 1998 capital expenditures and operations; the Company's expectations for funding work on computer software to make it compliant with Year 2000; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

- the potential erosion of sales revenues through discounting or a higher proportion of sales in value-packs;

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

- the inability to achieve targeted improvements in CBC's distribution system;

- the imposition of excise or other taxes;

- the imposition of restrictions on advertising (e.g., media, outdoor ads or sponsorships);

- labor issues, including union activities that could require a substantial increase in cost of goods sold or lead to a strike;

- significant increases in federal, state or local beer or other excise taxes;

- increases in rail transportation rates or interruptions of rail service;

- the potential impact of industry consolidation;

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations and local political, social and economic factors; and

- the risk that computer systems of the Company or its significant suppliers and customers may not be Year 2000 compliant.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

Outlook

The first quarter, with historically lower volume, has not generally been a good indicator of annual results. The second and third quarters, which include the peak summer volume months, traditionally generate the greatest share of the Company's annual operating income. However, first quarter results were consistent with a full year outlook predicting volume gains and increased net sales. However, the pricing environment is expected to be extremely competitive, restraining expectations of net sales per barrel. Also, increased value-pack activity may have an unfavorable impact on top-line performance due to lower margins.

Income from the Company's Canadian business is expected to be 25% to 30% lower per barrel in 1998 than in 1997 based on current sales trends and 1998 plans for marketing investments, although first quarter results were more favorable than anticipated. Revenue received under the Company's interim agreement with Molson Breweries of Canada, Ltd., which expired at year-end 1997, provided higher earnings per barrel than those expected as a result of the new partnership with The Molson Companies Ltd. and Carling O'Keefe Breweries of Canada, Ltd. On the other hand, the partners of the Coors Canada Partnership see considerable growth potential for Coors products in Canada in the future.

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

See the item titled Year 2000 Contingency below for a discussion of the expected financial impact of this issue.

Net interest is expected to improve in 1998 based on CBC's more favorable cash position and its lower outstanding debt relative to its 1997 financial position. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in assets with long-term returns. Additional outstanding common stock may be repurchased in 1998 as approved by the ACC board of directors in November 1997.

The effective tax rate for 1998 is not expected to differ significantly from the 1997 effective tax rate applied to income excluding special items. The level and mix of pretax income for 1998 could affect the actual rate for the year.

In 1998, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) in the range of $75 to $85 million. In addition to CBC's 1998 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

CONTINGENCIES

Year 2000 - As the Year 2000 approaches, ACC recognizes the need to ensure its operations will not be adversely impacted by Year
2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its information systems and applications to ensure that it is Year 2000 compliant. The financial impact to ACC is anticipated to be in the range of $10 to $15 million for each of fiscal years 1998 and 1999. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers and customers, it is developing appropriate plans with these third parties.

Labor Issues - The United Auto Workers (UAW) are engaged in an effort to organize and represent employees at the Golden brewery. Hearings have been held with the National Labor Relations Board (NLRB) to determine whether the UAW's organizing efforts can take place only in the Company's brewing unit or in the Company's larger, integrated unit of brewery, can manufacturing, end manufacturing and glass manufacturing. The larger, integrated unit is the recognized unit in an existing agreement with the AFL-CIO, with whom the UAW is affiliated. A decision from the NLRB regarding who is eligible to vote in an election is expected in early June 1998. If an election occurs, it will likely occur early in the third quarter of 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None for the quarter ended March 29, 1998.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

(b)  Reports on Form 8-K

         None for the quarter ended March 29, 1998.


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

May 13, 1998