Form 10-Q/A
period 1997-06-29
COORS ADOLPH CO
filed 1998-08-04
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               FORM 10-Q (AMENDED)

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

Indicate by check mark whether the registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]  NO [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of theregistrant's classes of common stock, as of August 8, 1997:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,786,833 shares

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     An amended Financial Data Schedule is included to show basic and diluted earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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


July 31, 1998