Form 10-Q
period 1998-06-28
COORS ADOLPH CO
filed 1998-08-12
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended June 28, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 1998:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,041,066 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   Thirteen weeks ended
                                                  June 28,      June 29,
                                                     1998          1997
                                          (In thousands, except per share data)

Sales - domestic and international               $654,893      $629,853
Less:  beer excise taxes                          112,949       109,268

Net sales                                         541,944       520,585

Cost of goods sold                                309,347       303,133

  Gross profit                                    232,597       217,452

Marketing, general and administrative             167,944       157,733
Special (credit) charge - net                          --       (32,515)

  Operating income                                 64,653        92,234

Other (income) expense - net                         (163)          400

  Income before income taxes                       64,816        91,834

Income tax expense                                 25,278        40,816

  Net income                                       39,538        51,018

Other comprehensive (income) expense, net of tax:
  Foreign currency translation adjustments           (237)          701
  Unrealized gain on available-for-sale
    securities                                       (204)           --

  Comprehensive income                           $ 39,979      $ 50,317

Net income per common share - basic              $   1.09      $   1.37
Net income per common share - diluted            $   1.06      $   1.34

Weighted average number of outstanding
  common shares - basic                            36,158        37,234
Weighted average number of outstanding
  common shares - diluted                          37,320        38,014

Cash dividends declared and paid per
  common share                                   $  0.150      $  0.125

See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   Twenty-six weeks ended
                                                   June 28,        June 29,
                                                      1998            1997
                                          (In thousands, except per share data)

Sales - domestic and international              $1,155,907      $1,113,014
Less:  beer excise taxes                           199,818         193,648

Net sales                                          956,089         919,366

Cost of goods sold                                 571,274         559,334

  Gross profit                                     384,815         360,032

Marketing, general and administrative              305,166         284,964
Special (credit) charge - net                           --         (31,517)

  Operating income                                  79,649         106,585

Other (income) expense - net                        (1,210)          1,115

  Income before income taxes                        80,859         105,470

Income tax expense                                  31,535          46,407

  Net income                                        49,324          59,063

Other comprehensive (income) expense, net of tax:
  Foreign currency translation adjustments             867           3,474
  Unrealized gain on available-for-sale
    securities                                        (204)             --

  Comprehensive income                          $   48,661      $   55,589

Net income per common share - basic             $     1.36      $     1.58
Net income per common share - diluted           $     1.32      $     1.55

Weighted average number of outstanding
  common shares - basic                             36,288          37,473
Weighted average number of outstanding
  common shares - diluted                           37,368          38,042

Cash dividends declared and paid per
  common share                                  $    0.300      $    0.250

See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 28,   December 28,
                                                      1998           1997
                                                        (In thousands)
Assets

Current assets:
  Cash and cash equivalents                    $   192,905    $   168,875
  Short-term marketable investments                 39,032         42,163
  Accounts and notes receivable, net               153,676        124,485

  Inventories:
    Finished                                        44,807         44,729
    In process                                      23,981         20,119
    Raw materials                                   14,601         35,654
    Packaging materials                              6,434          5,977

  Total inventories                                 89,823        106,479

  Other assets                                      65,831         75,192

    Total current assets                           541,267        517,194

Properties, at cost and net                        711,950        733,117

Long-term marketable investments                    28,258         47,100
Other assets                                       124,969        114,672

    Total assets                               $ 1,406,444    $ 1,412,083

See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 28,   December 28,
                                                      1998           1997
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   140,639    $   131,936
  Accrued expenses and other liabilities           198,719        199,710
  Current portion of long-term debt                 25,000         27,500

      Total current liabilities                    364,358        359,146

Long-term debt                                     120,000        145,000

Deferred tax liability                              72,830         76,219

Other long-term liabilities                         94,089         95,150

      Total liabilities                            651,277        675,515

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,031,926 in
    1998 and 35,883,833 in 1997)                     8,341          8,476

      Total capital stock                            9,601          9,736

  Paid-in capital                                      175             --
  Retained earnings                                749,850        730,628
  Accumulated other comprehensive income            (4,459)        (3,796)

      Total shareholders' equity                   755,167        736,568

Total liabilities and shareholders' equity     $ 1,406,444    $ 1,412,083

See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Twenty-six weeks ended
                                                 June 28,       June 29,
                                                    1998           1997
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                   $  49,324      $  59,063
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net earnings of joint ventures   (16,526)        (9,590)
      Reserve for joint venture investment            --         22,378
      Depreciation and amortization               57,771         59,163
      Loss on sale or abandonment of
        properties                                 1,462          3,752
      Impairment charge                               --         10,595
      Deferred income taxes                       (3,159)        (6,304)
  Change in current assets and current
    liabilities                                    6,781         29,586

       Net cash provided by operating
         activities                               95,653        168,643

Cash flows from investing activities:
  Purchases of investments                       (13,165)       (41,856)
  Sales and maturities of investments             35,342          7,995
  Capital expenditures                           (37,439)       (22,414)
  Proceeds from sales of properties                  404          2,479
  Distributions from joint ventures                4,969            703
  Other                                             (343)          (848)

       Net cash used in investing activities     (10,232)       (53,941)

Cash flows from financing activities:
  Issuances of stock under stock plans             2,814          7,382
  Purchases of stock                             (25,582)       (30,095)
  Dividends paid                                 (10,920)        (9,409)
  Payment of current portion of long-term debt   (27,500)       (14,000)
  Other                                              (76)            --

       Net cash used in financing activities     (61,264)       (46,122)

Cash and cash equivalents:
  Net increase in cash and cash equivalents       24,157         68,580
  Effect of exchange rate changes on
    cash and cash equivalents                       (127)          (984)
  Balance at beginning of year                   168,875        110,905

  Balance at end of quarter                    $ 192,905      $ 178,501

See notes to consolidated financial statements.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 28, 1998

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at June 28, 1998, and the results of its operations for the thirteen and twenty-six weeks ended June 28, 1998. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 28, 1997.

Statements of cash flows - Cash paid for interest for the six months ended June 28, 1998, and June 29, 1997, was $7.6 million and $8.3 million, respectively. Cash paid for income taxes for the six months ended June 28, 1998, and June 29, 1997, was $22.3 million and $12.6 million, respectively. During the six-month periods ended June 28, 1998, and June 29, 1997, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $2.5 million and $0.8 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3. COMMITMENTS AND CONTINGENCIES

In July 1998, the Company announced a long-term sponsorship and promotion agreement with the owners of the Pepsi Center, aproposed arena in Denver, Colorado, which will be the future home of two of the city's professional sports teams. With the addition of this agreement, the Company's total commitments for advertising and promotions at sports arenas, stadiums, and other venues and events are approximately $97 million over the next ten years.

4. YEAR 2000 (Unaudited)

ACC recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. The financial impact to ACC is anticipated to be in the range of $10 million to $15 million for each of fiscal years 1998 and 1999. Project-to-date, the Company has spent approximately $7.3 million on Year 2000 remediation efforts. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers or customers, it is developing appropriate plans with these third parties.

5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                Thirteen weeks ended   Twenty-six weeks ended
                                June 28,    June 29,    June 28,     June 29,
                                   1998        1997        1998         1997
                                   (In thousands, except per share data)
Net income available to
  common shareholders           $39,538     $51,018     $49,324      $59,063

Weighted average shares
  for basic EPS                  36,158      37,234      36,288       37,473

Basic EPS                         $1.09       $1.37       $1.36        $1.58

Effect of dilutive securities:
  Stock options                   1,030         688         957          487
  Contingent shares not included
   in shares outstanding
   for basic EPS                    132          92         123           82

Weighted average shares
  for diluted EPS                37,320      38,014      37,368       38,042

Diluted EPS                       $1.06       $1.34       $1.32        $1.55

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company were to purchase common shares with the proceeds from stock option exercises.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Special (Credit) Charge

The Company recorded no special items during the second quarter of 1998. In the second quarter of 1997, ACC recorded a net special credit of $32.5 million, which is composed of the following items: a $71.5 million payment from Molson Breweries (Molson) to settle legal disputes with ACC, less approximately
$2.2 million in related legal expenses; a $22.4 million reserve related to the recoverability of CBC's investment in Jinro-Coors Brewing Company (JCBC); and a $14.4 million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction.

The Company's operating results including and excluding these special items is summarized as follows:

                                 Thirteen weeks ended   Twenty-six weeks ended
                                 June 28,    June 29,    June 28,     June 29,
                                     1998       1997        1998         1997
                                      (In thousands, except per share data)
Operating income:
  As reported                       $64,653    $92,234   $79,649     $106,585
  Excluding special items            64,653     59,719    79,649       75,068

Net income:
  As reported                        39,538     51,018    49,324       59,063
  Excluding special items            39,538     36,456    49,324       45,111

Earnings per share:
  As reported - basic                $ 1.09      $1.37     $1.36        $1.58
              - diluted              $ 1.06      $1.34     $1.32        $1.55
  Excluding special items - basic    $ 1.09      $0.98     $1.36        $1.20
                          - diluted  $ 1.06      $0.96     $1.32        $1.19

Consolidated Results of Continuing Operations (Excluding Special Items)

Sales and volume - ACC reported net sales of $541.9 million and $956.1 million for the second quarter and first half of 1998, respectively, representing increases of 4.1% and 4.0% over the same periods of 1997. Net sales for the three months ended June 28, 1998, were impacted favorably by a unit volume increase of 3.8%; CBC sold 6,036,000 barrels of malt beverages in the second quarter of 1998 compared to sales of 5,814,000 barrels in the second quarter of 1997. Net sales for the three months ended June 28, 1998, were also impacted favorably by higher export sales, which generate greater net revenue per barrel than domestic volume. These positive factors were partially offset by slightly lower domestic net pricing realization and lower Canadian income as a result of the new partnership agreement between ACC and Molson, which yields less income to ACC than the interim agreement that was in effect during 1997. Net sales for the six months ended June 28, 1998, were impacted by essentially the same factors, with unit volume up 4.1% over the same period of 1997.

Gross profit - Gross profit in the second quarter of 1998 rose 7.0% to $232.6 million over the second quarter of 1997, while gross profit in the first half of 1998 rose 6.9% to $384.8 million, compared to the same period of 1997. As a percentage of net sales, gross profit increased to 42.9% and 40.2% in the second quarter and first half of 1998, respectively, from 41.8% and 39.2% for the same periods a year earlier. These improvements were attributable to the increases in net sales, as discussed above, offset by significantly smaller increases versus the prior year in cost of goods sold of 2.0% in the second quarter of 1998 and 2.1% in the first half of 1998. Cost of goods sold increased as a result of higher sales volume and higher costs of packaging materials. These factors were partially offset by the favorable impact of increased absorption of costs as a result of higher production levels and distribution and shipping efficiencies.

Operating income - Operating income was $64.7 million and $79.6 million for the second quarter and first half of 1998, respectively, compared to $59.7 million and $75.1 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose because of greater spending for advertising and costs related to the Year 2000 issue.

Non-operating income and expense - Net non-operating income for the second quarter and first half of 1998 improved from the same periods of 1997 primarily because of reductions in net interest expense. The decrease in net interest expense in 1998 compared to 1997 was attributable to lower outstanding principal balances of ACC's medium-term notes and increased interest income as a result of higher cash and investment balances. The favorable impact of net interest expense was offset by lower royalty income.

Effective tax rate - The consolidated effective tax rate for both the second quarter and first half of both 1998 and 1997 was 39.0%.

Net income - Net earnings for the second quarter and first half of 1998 were $39.5 million, or $1.09 per basic share ($1.06 per diluted share), and $49.3 million, or $1.36 per basic share ($1.32 per diluted share), respectively. This compares to net earnings of $36.5 million, or $0.98 per basic share ($0.96 per diluted share), and $45.1 million, or $1.20 per basic share ($1.19 per diluted share), respectively, for the second quarter and first half of 1997.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 28, 1998, ACC had working capital of $176.9 million, and its net cash position was $192.9 million compared to $168.9 million as of December 28, 1997. In addition to its cash resources, ACC had short-term, highly liquid investments of $39.0 million at June 28, 1998, compared to $42.2 million at December 28, 1997. ACC also had $28.3 million of marketable securities with maturities exceeding one year at June 28, 1998, compared to $47.1 million at December 28, 1997. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $95.7 million for the first half of 1998 compared to $168.6 million for the first half of 1997. Cash flow from operating activities in the second quarter of 1997 included approximately $68 million (net of certain withholdings) related to a payment in settlement of a dispute with Molson.

Investing activities - During the first six months of 1998, ACC spent $10.2 million on net investing activities compared to $53.9 million for the first six months of 1997. The net impact of ACC's marketable investment activities was a cash inflow of $22.2 million during the first half of 1998, compared to an outflow of $33.9 million during the same period of 1997, resulting in a larger share of ACC's cash and marketable securities having current maturities. Capital expenditures increased to $37.4 million for the six months ended June 28, 1998, from $22.4 million a year earlier.

Financing activities - ACC spent $61.3 million on financing activities during the six months ended June 28, 1998, primarily on purchases of Class B common stock under the stock repurchase program of $21.7 million, dividend payments of $10.9 million and principal payments on its debt of $27.5 million.

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

- a potential shift in consumer preferences toward lower-priced products;

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

Outlook

The Company's performance in the first half of 1998 benefited from domestic and export volume gains, which are expected to continue throughout 1998. However, the pricing environment is expected to continue to be extremely competitive, restraining expectations of net sales per barrel. Also, increased value-pack activity may have an unfavorable impact on top-line performance due to lower margins.

Income from the Company's Canadian business is expected to be 25% to 30% lower per barrel in 1998 than in 1997, based on current sales trends and 1998 plans for marketing investments. Revenue received under the Company's interim agreement with Molson Breweries of Canada, Ltd., which expired at year-end 1997, provided higher earnings per barrel than those expected as a result of the partnership with The Molson Companies Ltd. On the other hand, the partner of the Coors Canada Partnership sees considerable growth potential for Coors products in Canada in the future.

For fiscal year 1998, raw material costs, including commodities and packaging costs, are expected to be up slightly, but fixed costs and freight costs are expected to be down slightly. Significant changes in market prices for these items could alter this outlook. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Advertising and other general and administrative costs are expected to increase but at a lower rate than in 1997. This plan could change as management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly.

See the item titled "Year 2000" under "Contingencies" below for a discussion of the expected financial impact of this issue.

Net interest is expected to improve in 1998 based on CBC's more favorable cash position and its lower outstanding debt relative to its 1997 financial position. However, improvements year-over-year in interest income should flatten in the second half of the year as cash balances become more comparable as a result of the Molson award late in the second quarter of 1997. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in non-interest-bearing assets with longer-term returns. Additional outstanding common stock may be repurchased in 1998 as approved by the ACC board of directors in November 1997.

The effective tax rate for the rest of 1998 is not expected to differ significantly from the rate applied to income during the first half of the year. The level and mix of pretax income for 1998 could affect the actual rate for the year.

In 1998, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) in the range of $75 to $85 million. In addition to CBC's 1998 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

CONTINGENCIES

Year 2000 - ACC recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with this problem. The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. The financial impact to ACC is anticipated to be in the range of $10 million to $15 million for each of fiscal years 1998 and 1999. Project-to-date, the Company has spent approximately $7.3 million on Year 2000 remediation efforts. In addition, ACC is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business. While ACC does not at this time anticipate significant problems with suppliers or customers, it is developing appropriate plans with these third parties.

Labor issues - The United Auto Workers (UAW) has been engaged in an effort to organize and represent employees at the Golden brewery. Hearings were held with the National Labor Relations Board (NLRB) to determine whether the UAW's organizing efforts could take place only in the Company's brewing unit or in the Company's larger, integrated unit of brewery, can manufacturing, end manufacturing and glass manufacturing. The larger, integrated unit is the recognized unit in an existing agreement with the AFL-CIO, with whom the UAW is affiliated.

On June 5, 1998, the NLRB upheld the Company's position that Coors is an integrated unit. As a result, the current UAW petition for election has been dismissed. The UAW appealed the NLRB's decision in early June of 1998 and the Company responded by filing an appeal objection.

As the NLRB has no definitive timeline for its decision, the Company cannot predict when a decision on the appeal will be made.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application of all provisions of this statement is permitted but only as of the beginning of any fiscal quarter beginning after issuance of the statement. Adoption of FAS 133 is not expected to have a significant impact on the Company's financial position or results of operations. The Company currently plans to adopt FAS 133 beginning with the first quarter of fiscal year 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No significant legal proceedings.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None for the quarter ended June 28, 1998.

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


August 12, 1998