Form 10-Q
period 1998-09-27
COORS ADOLPH CO
filed 1998-11-12
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended September 27, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 4, 1998:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,321,732 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Thirteen weeks ended
                                                 September 27,  September 28,
                                                         1998           1997
                                         (In thousands, except per share data)

Sales - domestic and international                   $602,690       $593,745
Less:  beer excise taxes                              103,330        104,254

Net sales                                             499,360        489,491

Cost of goods sold                                    309,482        302,158

  Gross profit                                        189,878        187,333

Marketing, general and administrative                 156,869        155,506
Special charge                                         19,395             --

  Operating income                                     13,614         31,827

Other (income) expense - net                           (1,273)           687

  Income before income taxes                           14,887         31,140

Income tax expense                                      5,806         13,701

  Net income                                            9,081         17,439

Other comprehensive (income) expense, net of tax:
  Foreign currency translation adjustments             (2,135)           255
  Unrealized gain on available-for-sale
    securities                                            (58)            --

  Comprehensive income                               $ 11,274       $ 17,184

Net income per common share - basic                  $   0.25       $   0.47
Net income per common share - diluted                $   0.24       $   0.46


Weighted average number of outstanding
  common shares - basic                                36,218         36,989
Weighted average number of outstanding
  common shares - diluted                              37,474         38,106

Cash dividends declared and paid per
  common share                                       $   0.15      $   0.15


See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   Thirty-nine weeks ended
                                                September 27,   September 28,
                                                        1998            1997
                                         (In thousands, except per share data)

Sales - domestic and international                $1,758,597      $1,706,759
Less:  beer excise taxes                             303,148         297,902

Net sales                                          1,455,449       1,408,857

Cost of goods sold                                   880,756         861,492

  Gross profit                                       574,693         547,365


Marketing, general and administrative                462,035         440,470
Special charge (credit)                               19,395         (31,517)

  Operating income                                    93,263         138,412

Other (income) expense - net                          (2,483)          1,802

  Income before income taxes                          95,746         136,610

Income tax expense                                    37,341          60,108

  Net income                                          58,405          76,502

Other comprehensive (income) expense, net of tax:
  Foreign currency translation adjustments            (1,268)          3,729
  Unrealized gain on available-for-sale
    securities                                          (262)             --

  Comprehensive income                            $   59,935      $   72,773

Net income per common share - basic               $     1.61      $     2.05
Net income per common share - diluted             $     1.56      $     2.01

Weighted average number of outstanding
  common shares - basic                               36,265          37,312
Weighted average number of outstanding
  common shares - diluted                             37,403          38,064

Cash dividends declared and paid per
  common share                                    $     0.45      $     0.40


See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                              September 27,     December 28,
                                                      1998             1997
                                                      (In thousands)
Assets

Current assets:
  Cash and cash equivalents                    $   197,195      $   168,875
  Short-term marketable investments                 49,543           42,163
  Accounts and notes receivable, net               138,165          124,485

  Inventories:
    Finished                                        36,120           44,729
    In process                                      23,679           20,119
    Raw materials                                   31,972           35,654
    Packaging materials                              5,702            5,977

  Total inventories                                 97,473          106,479

  Other assets                                      63,102           75,192

    Total current assets                           545,478          517,194

Properties, at cost and net                        707,483          733,117

Long-term marketable investments                    39,356           47,100
Other assets                                       125,130          114,672

    Total assets                               $ 1,417,447      $ 1,412,083


See notes to consolidated financial statements.                  (Continued)


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                              September 27,     December 28,
                                                      1998             1997
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   136,563      $   131,936
  Accrued expenses and other liabilities           205,975          199,710
  Current portion of long-term debt                 40,000           27,500

      Total current liabilities                    382,538          359,146

Long-term debt                                     105,000          145,000

Deferred tax liability                              69,354           76,219

Other long-term liabilities                         95,024           95,150

      Total liabilities                            651,916          675,515

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --               --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260            1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,219,010 in
    1998 and 35,599,356 in 1997)                     8,385            8,476

      Total capital stock                            9,645            9,736

  Paid-in capital                                    5,484               --
  Retained earnings                                752,668          730,628
  Accumulated other comprehensive income            (2,266)          (3,796)

      Total shareholders' equity                   765,531          736,568

Total liabilities and shareholders' equity     $ 1,417,447      $ 1,412,083


See notes to consolidated financial statements.                  (Concluded)

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Thirty-nine weeks ended
                                               September 27,  September 28,
                                                       1998           1997
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                      $  58,405      $  76,502
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net earnings of joint ventures      (27,012)       (13,979)
      Reserve for severance                          17,176             --
      Reserve for joint venture investment               --         21,978
      Depreciation and amortization                  86,668         88,263
      Loss on sale or abandonment of
        properties                                    4,636          5,586
      Impairment charge                               2,219         10,595
      Deferred income taxes                          (6,909)       (12,204)
  Change in current assets and current
    liabilities                                       1,733         33,251

       Net cash provided by operating
         activities                                 136,916        209,992

Cash flows from investing activities:
  Purchases of investments                          (49,193)      (121,289)
  Sales and maturities of investments                49,820         27,253
  Capital expenditures                              (62,418)       (35,563)
  Proceeds from sales of properties                   2,079          2,994
  Distributions from joint ventures                  13,219         13,250
  Other                                                (163)        (5,883)

       Net cash used in investing activities        (46,656)      (119,238)

Cash flows from financing activities:
  Issuances of stock under stock plans                6,481         17,829
  Purchases of stock                                (26,912)       (45,246)
  Dividends paid                                    (16,376)       (14,967)
  Payment of current portion of long-term debt      (27,500)       (20,500)
  Other                                               2,131          5,334

       Net cash used in financing activities        (62,176)       (57,550)

Cash and cash equivalents:
  Net increase in cash and cash equivalents          28,084         33,204
  Effect of exchange rate changes on
    cash and cash equivalents                           236           (926)
  Balance at beginning of year                      168,875        110,905

  Balance at end of quarter                       $ 197,195      $ 143,183


See notes to consolidated financial statements.

              ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph
Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at September 27, 1998, and the results of its operations for the 13 and 39 weeks ended September 27, 1998. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 28, 1997.

Statements of cash flows - Cash paid for interest for the nine months ended September 27, 1998, and September 28, 1997, was
$11.1 million and $11.9 million, respectively. Cash paid for income taxes for the nine months ended September 27, 1998, and September 28, 1997, was $34.2 million and $48.5 million, respectively. During the nine-month periods ended September 27, 1998, and September 28, 1997, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $2.5 million and $0.8 million, respectively. Also during the nine-month periods ended September 27, 1998, and September 28, 1997, equity was increased by the non-cash tax effects of the issuances of stock under the Company's stock plans of $3.3 million and $3.8 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3. SPECIAL CHARGE

During the third quarter of 1998, the Company undertook a restructuring of its operations, which included a voluntary severance program involving its production work force and severance costs for a small number of salaried employees. Approximately 200 production employees accepted severance packages under the voluntary program. Total severance and related costs were $17.2 million, which are included in the special charge on the Company's consolidated statement of income. Approximately 80% of these costs are expected to be paid out during fiscal 1998. Also included in this special charge is a $2.2 million impairment related to long-lived assets at one of the Company's distributorships. These long-lived assets were considered impaired in light of both historical losses and expected future, undiscounted cash flows. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined using a discounted cash flow model.

4. COMMITMENTS AND CONTINGENCIES

In July 1998, the Company announced a long-term sponsorship and promotion agreement with the owners of the Pepsi Center, an arena under construction in Denver, Colorado, which will be the future home of the city's professional hockey and men's basketball teams. With the addition of this agreement, the Company's total commitments for advertising and promotions at sports arenas, stadiums and other venues and events are approximately $97 million over the next 10 years.

5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                          Thirteen weeks ended      Thirty-nine weeks ended
                       September 27, September 28, September 27, September 28,
                               1998          1997          1998          1997
                                (In thousands, except per share data)
Net income available to
  common shareholders       $ 9,081       $17,439       $58,405       $76,502

Weighted average shares
  for basic EPS              36,218        36,989        36,265        37,312

Basic EPS                     $0.25         $0.47         $1.61         $2.05

Effect of dilutive securities:
  Stock options               1,125         1,026         1,013           667
  Contingent shares not included
   in shares outstanding
   for basic EPS                131            91           125            85

Weighted average shares
  for diluted EPS            37,474        38,106        37,403        38,064

Diluted EPS                   $0.24         $0.46         $1.56         $2.01

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company were to purchase common shares with the proceeds from stock option exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Charge (Credit)

During the third quarter of 1998, the Company recorded a special charge totaling $19.4 million, which is composed of a $17.2 million charge primarily related to a voluntary severance program for production workers and severance costs for a small number of salaried employees, as well as a $2.2 million charge related to the impairment of certain long-lived assets at one of its distributorships. In the second quarter of 1997, ACC recorded a net special credit of $32.5 million, which is composed of the following items: a $71.5 million payment from Molson Breweries of Canada, Ltd. (Molson Breweries) to settle legal disputes with ACC, less approximately $2.2 million in related legal expenses; a $22.4 million reserve related to the recoverability of CBC's investment in Jinro-Coors Brewing Company (JCBC); and a $14.4 million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited workforce reduction.

The Company's operating results including and excluding these special items is summarized as follows:

                        Thirteen weeks ended        Thirty-nine weeks ended
                     September 27,  September 28,  September 27,  September 28,
                             1998           1997           1998           1997
                                (In thousands, except per share data)
Operating income:
  As reported             $13,614        $31,827        $93,263       $138,412
  Excluding special items  33,009         31,827        112,658        106,895

Net income:
  As reported               9,081         17,439         58,405         76,502
  Excluding special items  20,912         17,439         70,236         62,550

Earnings per share:
  As reported - basic       $0.25          $0.47          $1.61          $2.05
              - diluted     $0.24          $0.46          $1.56          $2.01
  Excluding special items
              - basic       $0.58          $0.47          $1.94          $1.68
              - diluted     $0.56          $0.46          $1.88          $1.64

Consolidated Results of Continuing Operations (Excluding Special Items)

Sales and volume - ACC reported net sales of $499.4 million and $1,455.4 million for the three and nine months ended September 27, 1998, respectively, representing increases of 2.0% and 3.3% over the same periods of 1997. Net sales for the three months ended September 27, 1998, were impacted favorably by a unit volume increase of 0.5%; CBC sold 5,570,000 barrels of malt beverages in the third quarter of 1998 compared to sales of 5,541,000 barrels in the third quarter of 1997. Net sales for the three months ended
September 27, 1998, were also impacted favorably by higher export sales, which generate greater net revenue per barrel than domestic volume, and by slightly better domestic gross realizations per barrel. These positive factors were partially offset by lower Canadian income as a result of the new partnership agreement between a subsidiary of ACC and The Molson Companies, Ltd. (Molson Companies), which yields less income to ACC than the interim agreement that was in effect during 1997. Net sales for the nine months ended September 27, 1998, were impacted by essentially these same factors, except for domestic realizations per barrel, which were approximately unchanged year over year, with unit volume up 2.9% over the same period of 1997.

Gross profit - Gross profit in the third quarter of 1998 rose 1.4% to $189.9 million over the third quarter of 1997, while gross profit in the first nine months of 1998 rose 5.0% to $574.7 million, compared to the same period of 1997. As a percentage of net sales, gross profit decreased to 38.0% from 38.3% in the three months ended September 27, 1998, and increased to 39.5% from 38.9% in the nine-month period then ended. The decrease in 1998's third quarter gross profit percentage from 1997's rate was due to increased cost of goods sold primarily because of lower production levels, due in part to the increased production and distributor inventory build late in the second quarter of 1998. Higher packaging costs also contributed to this increase in cost of goods sold. The year-to-date improvement in gross margin percentage resulted primarily from increased sales, as discussed above, partially offset by a smaller increase versus the prior year in cost of goods sold. Cost of goods increased as a result of higher sales volume and higher packaging costs, offset by the favorable impacts of increased absorption of costs as a result of higher production levels and distribution and shipping efficiencies.

Operating income - Operating income was $33.0 million and $112.7 million for the three and nine months ended September 27, 1998, respectively, compared to $31.8 million and $106.9 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose in the third quarter of 1998 primarily due to higher costs for Year 2000 systems remediation. Year-to-date costs increased due to greater spending for advertising and higher Year 2000 costs.

Non-operating income and expense - Net non-operating income for the three and nine months ended September 27, 1998, improved from the same periods of 1997 primarily because of reductions in net interest expense. The decrease in net interest expense in 1998 compared to 1997 was attributable to lower outstanding principal balances of ACC's medium-term notes, increased interest income as a result of higher cash and investment balances and higher capitalized interest as a result of increased capital spending levels. The favorable impact of net interest expense was partially offset by lower royalty income.

Effective tax rate - The consolidated effective tax rate for the 13-week period of 1998 was 39.0% versus 44.0% in 1997. The 1997 rate exceeded the 1998 rate because of the effects of certain foreign investments. The year-to-date effective tax rate for 1998 was 39.0% versus 40.5% in 1997, with the difference due to the factor cited previously.

Net income - Net earnings for the three and nine months ended September 27, 1998, were $20.9 million, or $0.58 per basic share ($0.56 per diluted share), and $70.2 million, or $1.94 per basic share ($1.88 per diluted share), respectively. This compares to net earnings of $17.4 million, or $0.47 per basic share ($0.46 per diluted share), and $62.6 million, or $1.68 per basic share ($1.64 per diluted share), respectively, for the three and nine months ended September 28, 1997.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of September 27, 1998, ACC had working capital of $162.9 million, and its net cash position was $197.2 million compared to $168.9 million as of December 28, 1997. In addition to its cash resources, ACC had short-term, highly liquid investments of $49.5 million as of September 27, 1998, compared to $42.2 million as of December 28, 1997. ACC also had $39.4 million of marketable securities with maturities exceeding one year as of September 27, 1998, compared to $47.1 million as of December 28, 1997. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated near-term capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $136.9 million for the nine months ended September 27, 1998, compared to $210.0 million for the same period of 1997. Cash flow from operating activities in the first 39 weeks of 1997 included approximately $68 million (net of certain withholdings) related to a payment in settlement of a dispute with Molson Breweries.

Investing activities - During the first nine months of 1998, ACC spent $46.7 million on net investing activities compared to $119.2 million for the first nine months of 1997. The net impact of ACC's marketable investment activities was a cash inflow of $0.6 million during the first nine months of 1998, compared to an outflow of $94.0 million during the same period of 1997. The significant investment activity during 1997 resulted primarily from the cash received as a result of the Molson Breweries settlement mentioned above. Capital expenditures increased to $62.4 million for the nine months ended September 27, 1998, from $35.6 million a year earlier.

Financing activities - ACC spent $62.2 million on financing activities during the nine months ended September 27, 1998, compared to $57.6 million in 1997. Cash was used for similar purposes in both 1998 and 1997. The 1998 uses were primarily for purchases of $24.9 million of Class B common stock under the stock repurchase program, dividend payments of $16.4 million and principal payments on its debt of $27.5 million.

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

- increases in the estimated costs of the Year 2000 project; and

- the risk that computer systems of the Company or its significant suppliers or customers may not be Year 2000 compliant.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

Outlook

The Company's performance in the first nine months of 1998 benefited from domestic and export volume gains, which are expected to continue throughout 1998. While the industry's pricing environment continues to be extremely competitive, management believes some improvements in gross realizations per barrel may occur.

Income from the Company's Canadian business is expected to be 25% to 30% lower per barrel in 1998 than in 1997, based on 1998 plans for sales and marketing investments. Revenue received under the Company's interim agreement with Molson Breweries, which expired at year-end 1997, provided higher earnings per barrel than those expected as a result of the partnership with Molson Companies. On the other hand, the partners of the Coors Canada Partnership see considerable growth potential for Coors products in Canada in the future.

For fiscal year 1998, packaging costs are expected to be up slightly, with commodities, fixed costs and freight costs expected to be down slightly. Significant changes in market prices for these items could alter this outlook. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

The Company expects to benefit from lower labor costs as a result of its restructuring efforts beginning in 1999. The restructuring is expected to have a payback period of about two years.

Advertising and other general and administrative costs are expected to increase but at a lower rate than in 1997. This plan could change as management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly.

See the item titled Year 2000 under Contingencies below for a discussion of the expected financial impact of this issue.

Net interest should continue its favorable trends based on CBC's more favorable cash position and its lower outstanding debt relative to its 1997 financial position. However, improvements year-over-year in interest income should flatten later in the year as cash balances become more comparable, as the impact of the Molson Breweries award received late in the second quarter of 1997 becomes less significant in year-over-year comparisons. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in non-interest-bearing assets with longer-term returns. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1997.

The effective tax rate for the rest of 1998 is not expected to differ significantly from the rate applied to income during the first nine months of the year. The level and mix of pretax income for 1998 could affect the actual rate for the year.

In 1998, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) in the range of $85 to $95 million. In addition to CBC's 1998 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

CONTINGENCIES

Year 2000 - Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if `00' is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches.

ACC recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with the Year 2000 problem. This project has two major elements -- Application Remediation and Extended Enterprise (third-party suppliers, customers and others).

As of September 27, 1998, the Application Remediation element is on schedule, with 66% of the analysis completed, 46% of the remediation completed and 12% of the testing completed. Remediation of systems considered critical to ACC's business is expected to be completed by June 1999, and remediation of non-critical systems is planned to be completed by September 1999. Contingency planning for Application Remediation began in October 1998.

The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been initiated. Contingency planning for the Extended Enterprise began in October 1998.

The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which are generally on schedule and are expected to be completed by June 1999. The financial impact to ACC is anticipated to be approximately $20 million for 1998 and in the range of $10 to $15 million for 1999. The total amount expended on the Year 2000 project through September 27, 1998, was approximately $16 million.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and others, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce ACC's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its Extended Enterprise.

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

On June 5, 1998, the Regional Director of the NLRB upheld the Company's position that Coors is an integrated unit. As a result, the current UAW petition for election was dismissed. The UAW appealed the Regional Director's decision in early June of 1998 and the Company responded by filing an appeal objection.

The Company anticipates a decision on the UAW's appeal from the NLRB during the fourth quarter of 1998.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application of all provisions of this statement is permitted but only as of the beginning of any fiscal quarter beginning after issuance of the statement. Adoption of FAS 133 is not expected to have a significant impact on the Company's financial position or results of operations. The Company currently plans to adopt FAS 133 beginning with the first quarter of fiscal year 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No significant legal proceedings.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     A report on Form 8-K dated August 14, 1998, was filed announcing plans for a Voluntary Severance Program for approximately 200 hourly employees at Coors Brewing Company's Golden facility. See further discussion in
     Item 1 Financial Statements of this filing.


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



November 12, 1998