Form 10-K405
period 1998-12-27
COORS ADOLPH CO
filed 1999-03-29
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 27, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,677,976 shares

                                  PART I

ITEM 1. Business

(a)  General Development of Business

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

CBC owns Coors Distributing Company (CDC) and several smaller subsidiaries. CDC owns and operates distributorships in several markets across the United States. CDC's 1998 operations accounted for approximately 5.8% of CBC's reported beer sales volume.

Coors Japan Company, Ltd. (Coors Japan), a wholly owned subsidiary of CBC, provides services for marketing and sales to unaffiliated distributors for Coors products in Japan.

CBC also owns Coors Brewing Iberica, S.A. (Coors Iberica). Coors Iberica provides services for the production and sales to unaffiliated distributors for Coors products in Spain. Coors Iberica also brews products for sale in European markets outside of Spain.

Coors Brewing International, Ltd. (CBIL), owned by ACC and based in London, was created in December 1997. Effective January 1, 1998, it provides management and administrative services for CBC. CBIL also provides services for marketing and sales to unaffiliated distributors for Coors products in European markets other than Spain.

In addition to CBC and CBIL, ACC owns Coors Canada, Inc. (CCI), which in turn owns a 50.1% interest in Coors Canada, a partnership. CCI's partner in Coors Canada, The Molson Companies Limited (Molson Companies), owns the remaining 49.9% interest in the partnership. The partnership, which began January 1, 1998, generates the business that offers Coors products in Canada. The partnership agreement replaces the interim arrangement that the Company and Molson Companies operated under during 1997. See further discussion of the Canadian business under section (c) below.

Some of the following statements describe the Company's expectations of future products and business plans, financial results, performance and events. See discussion in Item 7. Actual results may differ materially from these forward-looking statements.

(b)  Financial Information About Industry Segments

The Company has one reporting segment relating to the continuing operations of producing and marketing malt-based beverages. See Item 8, Financial Statements and Supplementary Data, for disclosure of sales, operating income and identifiable assets attributable to the Company's reporting segment.

(c)  Narrative Description of Business

Coors Brewing Company - General

CBC produces, markets and sells high-quality malt-based beverages. CBC concentrates on distinctive premium and above-premium brands that provide higher-than-average margins. Most of CBC's sales are in U.S. markets; however, the Company is committed to building profitable sales in international markets. Sales of malt beverages totaled 21.2 million barrels in 1998, 20.6 million barrels in 1997 and 20.0 million barrels in 1996. See Item 7 for discussion of changes in volume.

Marketing

Principal products and services: CBC currently has 17 brands in its portfolio, of which four are premium products that make up the Coors family of beers:
Coors Light(R), Original Coors(R), Coors Extra Gold(R) and Coors(R) Non-Alcoholic. CBC also produces and markets Zimar, an innovative malt-based, above-premium beverage.

CBC offers specialty, above-premium beers, including Winterfest(R); Blue Moon(TM) Honey Blonde Ale; Blue Moon(TM) Belgian White Ale; Blue Moon(TM) Raspberry Cream Ale; Blue Moon(TM) Abbey Ale and Blue MoonT Harvest Pumpkin Ale, a seasonal product. CBC also sells licensed products, including George Killian's(R) Irish Red(TM) Lager and George Killian's(R) Irish Honey(TM). CBC distributed Steinlager(r), New Zealand's number-one premium beer, under license from Lion Nathan International of New Zealand until the end of 1997.

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

New products/opportunities: Zima(R) Citrix(TM) was introduced in test markets during 1998.

During 1998, Coors(R) Dry was discontinued because the market performance of this product did not meet expectations. The Company plans on discontinuing the Blue Moon Honey Blonde Ale, Blue Moon Raspberry Cream Ale, George Killian's Irish Honey and Keystone Dry products during 1999.

Brand names, trademarks, patents and licenses: CBC owns trademarks on the majority of the brands it produces and recognizes that consumer knowledge of and loyalty to its brand names and trademarks are vital to CBC's long-term success. It also holds several patents, with expiration dates ranging from 1999 to 2018, on innovative processes related to product formulae, can making, can decorating and certain other technical operations, together with several design patents for innovative packaging. CBC receives an immaterial amount of revenue from royalties and licenses.

Brand performance: Coors Light is CBC's best-selling brand and has generated more than two-thirds of the Company's total sales volume for the past three years. Coors Light won the gold medal at the most recent Great American Beer Festival. Premium and above-premium beers accounted for approximately 88% of CBC's total 1998 sales volume.

Domestic sales: The Company's highest-volume states are California, Texas, Pennsylvania, New York and New Jersey, comprising 46% of total domestic volume.

Eight geographic field business areas manage domestic sales, which allows CBC to better anticipate and respond to wholesaler and consumer needs.

International business: Through its U.S. and foreign production facilities, CBC markets its products to approximately 32 international markets and to U.S. military bases worldwide.

Coors Canada, Inc. (CCI), a subsidiary of ACC, formed a partnership, Coors Canada, with The Molson Companies Limited (Molson Companies) to develop the business related to Coors products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson Companies have a 50.1% and 49.9% interest, respectively, CCI's investment in the partnership is accounted for using the equity method of accounting due to Molson Companies' participating rights in the partnership's business operations. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales.

Prior to January 1, 1998, Molson brewed and distributed Original Coors and Coors Light in Canada. After Molson permitted Miller Brewing Company (Miller) to purchase a 20% ownership interest in Molson in 1993, the Company initiated two legal actions regarding its licensing arrangement with Molson. On October 18, 1996, an arbitration panel ruled that the licensing agreement terminated in 1993 when Miller acquired its ownership interest in Molson. This ruling returned Canadian rights for all CBC brands to CBC and required Molson to compensate CBC for the period beginning April 2, 1993. In April 1997, the Company settled all legal disputes among CBC, Molson, Miller and related parties. Under terms of the settlement, Molson paid the Company approximately $72 million during 1997. The arbitration panel also found that Molson had underpaid royalties from January 1, 1991, to April 1, 1993. Molson paid CBC $6.1 million in cash (net of $680,000 of withholding taxes) during 1996 to cover the unpaid royalties plus interest.

Coors Japan, the exclusive importer of Coors products into Japan and based in Tokyo, markets and sells CBC's products to unaffiliated distributors in Japan.

Beginning in 1991, CBC formed Jinro-Coors Brewing Company (JCBC), a joint venture with Jinro Limited of the Republic of Korea. Until late 1997, CBC owned one-third of JCBC, while Jinro Limited owned the remaining two-thirds. During 1997, Jinro Limited and its subsidiaries (including JCBC) experienced significant financial difficulties. As a result, in the second quarter of 1997, CBC fully reserved for its investment in JCBC. In December 1997, CBC exercised the put option it held on its $22-million investment in JCBC, which required Jinro Limited to purchase, in Korean won, CBC's investment at the greater of cost or market value by June 24, 1998 (approximately $13.8 million at December 27, 1998). When the put option was exercised, CBC converted its interest in JCBC to a note receivable from Jinro Limited. Even though the Company made efforts to obtain repayment of this note receivable, no collections were made during 1998. See Items 7 and 8 for further discussion of this matter. Prior to the date the put option was exercised, JCBC's financial results were not included in CBC's financial statements, as CBC's investment was accounted for under the cost basis of accounting since it did not have the ability to significantly influence JCBC's business operations and the investment was considered temporary.

In March 1994, Coors Iberica purchased a 500,000-hectoliter brewery in Zaragoza, Spain, from El Aguila S.A. of Madrid, Spain, which is owned 51% by Amsterdam-based Heineken, N.V. (the world's second-largest brewer). Coors Iberica brews Coors(R) Gold for sale in Spain and the Coors Extra Gold and Coors Lightr brands for export to approximately 10 international markets. Prior to 1998, El Aguila and Coors Iberica jointly distributed Coors products in Spain, and Coors Iberica managed the marketing efforts. Beginning in 1998, Coors Iberica began to exclusively handle the sales and marketing efforts of Coors products in Spain. Financial results of the Zaragoza brewery are included in ACC's consolidated financial statements.

Beginning September 1992 and until July 1998, a licensing agreement was in place that allowed Scottish Courage to brew and distribute Coors Extra Gold in the United Kingdom. A joint venture between CBC and Scottish Courage marketed the product during this period. Beginning in July 1998, Coors' Zaragoza, Spain, brewery became the source for Coors Extra Gold sold in the United Kingdom. Scottish Courage will continue to distribute the product and perform some packaging services.

In early 1996, ACC established a foreign sales corporation, Coors Export Ltd., to utilize favorable U.S. tax laws applicable to foreign sales.

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to the Company's country of domicile, the United States, and all foreign countries.

Product distribution: A national network of 544 independent distributors and seven distributorships, including branches, owned and operated by CDC deliver CBC products to U.S. retail markets. Some distributors operate multiple branches, bringing the total number of U.S. distributor and branch locations to 596. Independent distributors deliver CBC products to some international markets under certain licensing and distribution agreements.

To ensure the highest product quality, CBC monitors distributors' methods of handling Coors products. This monitoring helps ensure adherence to proper refrigeration and rotation guidelines for CBC's malt beverages at both wholesale and retail locations. Distributors are required to replace CBC products if consumer sales have not occurred within prescribed time frames.

Transportation

Given the location of its three production facilities in the United States, CBC must ship its products a greater distance than most of its competitors. By packaging some products in the Memphis and Elkton, Virginia (Shenandoah), facilities, CBC improves the efficiency of distribution and lowers freight costs to certain markets. Major competitors have multiple breweries from which to deliver products, thereby incurring lower transportation costs than CBC.

Approximately 65% of products are shipped by truck and intermodal (piggyback) directly to distributors or to satellite redistribution centers. Transportation vehicles are also refrigerated or insulated to keep CBC's malt beverages at proper temperatures while in transit.

The remaining 35% of the products packaged at CBC's production facilities are transported by railcar to satellite redistribution centers or directly to distributors throughout the country. The railcars assigned to CBC are specially built and insulated to keep Coors products cold en route. Any disruption by strike in the rail industry would impact CBC more than its major competitors, but, in management's opinion, the risk of such disruption appears low.

CBC currently uses 12 strategically located satellite redistribution centers to receive product from production facilities and to prepare shipments to distributors. In 1998, approximately 63% of packaged products were shipped directly to distributors, while the remaining 37% moved through the satellite redistribution centers.

Operations

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging, brewing and distribution facility in Memphis, Tennessee, and a packaging and distribution facility near Elkton, Virginia.

The Golden brewery is the source location for all brands with the Coors name except for Coors Non-Alcoholic and the Coors products brewed in Canada and Spain. Approximately 65% of CBC's beer volume is packaged in Golden; most of the remainder is shipped in bulk from the Golden brewery to the Memphis and Shenandoah facilities for blending, finishing and packaging.

The Memphis facility currently packages all products exported from the United States and brews and packages Zima, Zima Citrix, Killian's Irish Honey, Coors Non-Alcoholic and all of the Blue Moon products. Depending on product mix and market opportunities, the full utilization of brewing capacity in Memphis could require additions to plant and equipment in the future.

The Shenandoah facility currently packages certain CBC products for distribution to eastern U.S. markets and could be expanded if necessary and if market opportunities warranted the required financial commitment.

At the end of 1998, CBC had approximately 24 million barrels of annual brewing capacity and 26 million barrels of annual packaging capacity. Actual usable capacity depends upon product and package mix and may change with shifting consumer preferences for specific brands or packages. CBC's three facilities provide sufficient brewing and packaging capacity to meet near-term consumer demand.

Most of CBC's aluminum can, end, glass bottle and malt requirements are produced in owned facilities or facilities operated by joint ventures in which CBC is a partner. CBC has arranged for sufficient container supplies with its joint venture partners. Malting facilities are sufficient to fulfill its current requirements but are currently being improved and upgraded to provide additional needed throughput for the next few years.

Container manufacturing facilities: CBC owns a can manufacturing facility that produces approximately 3.7 billion aluminum cans per year and an aluminum -can end manufacturing facility, which provides CBC aluminum ends and tabs. Total container properties comprise approximately 9.4% of the book value of CBC's properties. In 1994, CBC and American National Can Company (ANC) formed a joint venture to produce beverage cans and ends at CBC's manufacturing facilities for sale to CBC and outside customers. The joint venture's initial term is seven years but can be extended for two additional three-year terms. The joint venture has improved the technology and utilization of both facilities and has enhanced the returns on this investment. In 1998, CBC purchased approximately 98.5% of the cans produced by the joint venture. The joint venture is committed to supplying 100% of the Golden facility's can and end requirements.

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

Effective February 5, 1997, Owens-Brockway Glass Container, Inc. (Owens) replaced Anchor as CBC's partner in RMBC as a result of Anchor's bankruptcy in September 1996. Further, Owens has replaced Anchor as the 100% preferred supplier of bottles to CBC for bottle requirements not met by RMBC. Owens' replacement of Anchor did not significantly impact RMBC's operations.

In 1998, RMBC produced approximately 977 million bottles; CBC purchased approximately 99% of the bottles produced. To assist in furthering its goal of manufacturing bottles with recycled material, CBC constructed a glass recycling facility in Wheat Ridge, Colorado, in 1994 and doubled the amount of glass the facility can recycle annually. RMBC operates the recycling facility.

Other facilities: CBC owns waste treatment facilities that process waste from CBC's manufacturing operations and from the City of Golden.

Capital improvements: In 1998, the Company spent approximately $101 million in capital expenditures. While management plans to invest appropriately to ensure ongoing productivity and efficiency of CBC assets, a high priority will be given to those projects the Company believes offer attractive returns. The Company expects its capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the respective joint venture) for 1999 to be in the range of approximately $90 million to $100 million.

Raw Materials/Sources and Availability

CBC's beers are made with all natural ingredients, and its brewing process is one of the longest in the industry. CBC adheres to strict formulation and quality standards in selecting its raw materials and believes it has sufficient access to raw materials and packaging supplies to meet its quality and production requirements.

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

Water: CBC uses naturally filtered water from underground aquifers to brew malt beverages at its Golden facility. Water from private deep wells is used for brewing, final blending and packaging operations at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources are well-balanced with minerals and dissolved solids to brew high-quality malt beverages.

CBC continually monitors the quality of all the water used in its brewing and blending processes for compliance with its own stringent quality standards, as well as applicable federal and state water standards. CBC owns water rights believed to be adequate to meet all of its present requirements for both brewing and industrial uses; however, The Rocky Mountain Water Company, a wholly owned subsidiary of CBC, continues to acquire water rights and maintain water reservoir capacity for future projects, as appropriate, to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1998, approximately 60% of CBC's malt beverages were packaged in aluminum cans. CBC purchases most of its cans and ends from the joint venture with ANC. Aluminum cans for products packaged at the Memphis plant are purchased from an outside supplier.

Glass bottles were used to package approximately 29% of CBC's beverages in 1998; about half of these bottles were produced by RMBC.

The remainder (11%) of the malt beverages sold during 1998 was packaged primarily in quarter- and half-barrel stainless steel kegs.

Graphic Packaging Corporation, a subsidiary of ACX Technologies, Inc. (ACX), supplies much of the secondary packaging for CBC's products, including bottle labels and paperboard products.

Supply contracts with ACX companies: When ACX was spun off from ACC in 1992, CBC negotiated long-term supply contracts with certain ACX subsidiaries for aluminum, starch and packaging materials. These contracts, negotiated at market prices, were to be in effect through 1997. The aluminum contracts were canceled in 1995. The starch contract was extended in 1997 to run through 1999. In February 1999, ACX sold the assets of the subsidiary, which was party to the starch agreement, to an unaffiliated third party, who was assigned the agreement. The contract for packaging materials was modified in 1997 and extended until at least 1999. In late 1998, this contract was again modified and extended until 2002. See Item 13, Certain Relationships and Related Transactions, for further details.

Supply contracts: The Company has various long-term supply contracts with unaffiliated third parties to purchase materials used in production and packaging, such as cans and glass. The supply agreements provide for the Company to purchase certain minimum levels of materials with terms expiring in 2001 through 2005. Total commitments under all of these third-party supply contracts is approximately $619 million.

Energy: CBC purchases electricity and steam for its Golden manufacturing facilities from Trigen-Nations Energy Corporation, L.L.L.P. (Trigen). Coors Energy Company, a wholly owned subsidiary of CBC, supplies Trigen with coal for its steam generator system. CBC does not anticipate future energy supply problems.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The Company's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1998, 1997 and 1996 fiscal years were all 52 weeks long.

Research and Project Development

CBC's research and project development spending relates primarily to new products and packages; brewing processes, ingredients and equipment; packaging supplies and environmental improvements; and cost reductions in processes and packaging materials. These activities are meant to improve the quality and value of CBC's products while reducing costs through more efficient processing and packaging techniques and equipment design, as well as improved raw materials. Approximately $15.2 million, $14.6 million and $15.3 million were spent on research and development in 1998, 1997 and 1996, respectively. The Company expects to spend approximately $15.4 million on research and project development in 1999.

To support new product development, CBC maintains a fully equipped pilot brewery, with a 6,500-barrel annual capacity, within the Golden facility, enabling CBC to brew small batches of innovative products without interrupting ongoing production and operations in the main brewery.

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

A number of emerging regulatory/legislative issues could impact the Company's business operations over the next few years, including: i) potential increases in federal, state and local excise taxes; ii) restrictions on the advertising and sale of alcohol beverages; iii) new packaging regulations and taxes; and
iv) others.

Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 1998 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.17 per barrel. In 1998, CBC recognized approximately $392 million in federal and state excise taxes. A substantial increase in federal or state excise taxes would have a negative impact on sales and profitability of the entire industry, including CBC. CBC is vigorously opposed to any increases in federal, state or local excise taxes and will work diligently to ensure that its view is represented.

The Company anticipates increased scrutiny by lawmakers, regulators and advocacy groups focused on alcohol sales and marketing activities with respect to the issues of alcohol abuse and underage consumption. The increased scrutiny is due to a number of circumstances outside the control of CBC. CBC intends to strengthen both its and the industry's self-regulation activities, including continuing vigorous efforts that demonstrate its social responsibility in advertising, sales, community education and prevention and research.

Environmental

Compliance with federal, state and local environmental laws and regulations did not materially affect the Company's 1998 capital expenditures, earnings or competitive position.

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

Employees and Employee Relations

The Company has approximately 5,800 full-time employees. Of CBC's three domestic production facilities, Memphis plant workers are the only significant employee group that has union representation (Teamsters). Relations with employees have been satisfactory. There were union organizing efforts during 1998 by the United Auto Workers (UAW) for the Golden brewing facility. Hearings were held with the National Labor Relations Board (NLRB) to determine whether the UAW's organizing efforts could take place only in the Company's brewing unit or in the Company's larger, integrated unit of brewery, can manufacturing, end manufacturing and glass manufacturing. The larger, integrated unit is the recognized unit in an existing agreement with the AFL-CIO, with whom the UAW is affiliated. In the fall of 1998, the Denver region of the NLRB refused to allow a recognition election solely in the brewing operations that was petitioned by the UAW. The Company is waiting for a decision by the NLRB regarding the UAW's appeal of the regional decision. There is no deadline for that decision to be made.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information was compiled from several industry sources, including Beer Marketer's Insights and The Maxwell Consumer Report. While management believes that these sources are reliable, the Company cannot guarantee the absolute accuracy of these numbers and estimates.

1998 industry overview: The beer industry in the United States is highly competitive. Industry volume growth has averaged less than 1% annually since 1991. In a very competitive year, 1998 saw domestic beer industry shipments increase less than 1% after declining slightly in 1997. In recent years, brewers have attempted to gain market share through competitive pricing, marketing, promotions and innovative packaging. Extensive use of price promotions and price discounting has in recent years significantly reduced revenue growth for major U.S. brewers.

The pricing environment appeared to improve slightly in the fourth quarter of 1998 with the announcement of a modest price increase on specific packages in select markets. If the price increases are expanded successfully to more markets and more packages, revenue per barrel will improve. However, the competitive battleground of the industry appears to be shifting to marketing and advertising. This shift could consume some or all of the incremental profit generated by the price increases.

A number of important trends continued in the U.S. beer market in 1998. The first was a trend toward "trading up." Consumers continued to move away from lower-priced brands to higher-priced brands, especially imports. Shipments of import beers rose 15% in 1998. By contrast, microbreweries as a group suffered declining volume in 1998 for the first time in many years.

In other trends, U.S. per-capita beer consumption continued to decline in 1998, despite recently improving demographics trends. The number of consumers reaching legal drinking age increased in 1998, according to U.S. Census Bureau projections. These same projections anticipate that the 21-24 age group will increase in 1999 for the first time in two decades.

The mid-1990s proliferation of products continued to slow as major brewers again focused efforts on core brands. The U.S. brewing industry also continues to consolidate, primarily at the wholesale level. On February 8, 1999, The Stroh Brewery Company (Stroh) announced that it had signed agreements to sell two of its brands to Miller, a subsidiary of Philip Morris, Inc., and the balance of its beer brands and one of its brewing facilities to Pabst Brewing Company. Miller will also buy two brands from Pabst and expand its contract brewing agreement with Pabst. The agreements, which are subject to review by the U.S. Justice Department, are expected to be completed simultaneously in early April 1999. After a transition period of approximately nine months, Stroh will seek to sell its remaining breweries and exit the beer business. The craft brewing segment also contracted, with more microbreweries closing than opening in 1998.

CBC competitive position: CBC's malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcohol and imported brands produced by national, regional, local and international brewers. In 1998, more than 85% of U.S. beer shipments were attributable to the top four domestic brewers: Anheuser-Busch, Inc. (AB); Philip Morris, Inc., through its subsidiary Miller; CBC; and Stroh. CBC competes most directly with AB and Miller, the dominant companies in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights estimates, accounted for approximately 10.5% of the total 1998 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to AB's 46.7% share and Miller's 21.2% share. Among the largest domestic brewers, CBC has the highest portion, 88%, of its unit volume in the premium and above-premium price categories. This product mix compares to 76% premium-and-above volume for AB, 64% for Miller and 5% for Stroh.

Given its industry position, CBC continues to face significant competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple breweries, these larger brewers also recognize economies of scale in advertising expenditures because of their greater volume. CBC, in an effort to achieve and maintain national advertising exposure, must spend substantially more per barrel of beer sold than its major competitors. Significant levels of advertising are necessary for CBC to hold and increase its U.S. market share. Additionally, CBC is competitively disadvantaged in some markets because its distributors have lower average annual sales than distributors of competing brewers in the same markets.

(d) Financial Information About Foreign and Domestic Operations and Export
    Sales

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to the Company's country of domicile, the United States, and all foreign countries.

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

All of the Company's facilities are well-maintained and suitable for their respective operations. In 1998, CBC estimates that its brewing facilities operated at an annual average of approximately 88% of its brewing capacity, and its packaging facilities operated at an annual average of approximately 81% of the packaging capacity. Annual production capacity varies due to product and packaging mix and seasonality.

ITEM 3. Legal Proceedings

See the Environmental section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

The Company is party to a number of other legal proceedings arising from its business operations. In each proceeding, the Company is vigorously defending the allegations. Although the eventual outcome of the various proceedings cannot be predicted, no single such proceeding and no group of such similar matters are expected to result in a liability that would be material to the Company's financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

As of March 11, 1999, Adolph Coors Company's (ACC's) Class B common stock began trading on the New York Stock Exchange under the ticker symbol "RKY" (a tribute to the Company's Rocky Mountain heritage). Prior to March 11, 1999, ACC's Class B common stock was traded on the NASDAQ National Market under the ticker symbol "ACCOB." Daily stock prices are listed in major newspapers, generally alphabetically under "CoorsB."

The approximate number of record security holders by class of stock at March 15, 1999, is as follows:

     Title of class                   Number of record security holders

Class A common stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           3,174

Preferred stock, non-voting,           None issued
$1 par value

The range of the high and low quotations and the dividends paid per share on the Class B common stock for each quarter of the past two years are shown below. The Company expects to continue paying dividends at least at this level in the future:

                                                        1998
                                                  Market price
                                          High        Low        Dividends
First quarter                           $36 3/4     $29 1/4       $ 0.150
Second quarter                          $39 1/2     $32 3/4       $ 0.150
Third quarter                           $56 1/2     $34           $ 0.150
Fourth quarter                          $55 1/2     $43 1/4       $ 0.150

                                                        1997
                                                  Market price
                                          High        Low        Dividends
First quarter                           $22 1/8     $17 1/2       $ 0.125
Second quarter                          $28 3/8     $18 7/8       $ 0.125
Third quarter                           $39 1/4     $25 5/8       $ 0.150
Fourth quarter                          $41 1/4     $30 3/4       $ 0.150


ITEM 6. Selected Financial Data

Following is ACC's selected financial data for 11 years ended December 27, 1998:

(In thousands, except per share)     1998        1997        1996        1995*
Barrels of malt beverages sold     21,187      20,581      20,045      20,312
Summary of Operations:
Net sales                      $1,899,533  $1,821,304  $1,741,835  $1,690,701
Cost of goods sold              1,158,887   1,131,610   1,131,470   1,106,635
Marketing, general
 and administrative               617,432     573,818     523,250     518,888
Special charges (credits)          19,395     (31,517)      6,341     (15,200)
Total operating expenses        1,795,714   1,673,911   1,661,061   1,610,323
Operating income                  103,819     147,393      80,774      80,378
Other (income) expense - net       (7,281)        500       5,799       7,100
Income before income taxes        111,100     146,893      74,975      73,278
Income tax expense                 43,316      64,633      31,550      30,100
Income from
  continuing operations        $   67,784  $   82,260  $   43,425  $   43,178
Per share of common stock
  - basic                      $     1.87  $     2.21  $     1.14  $     1.13
  - diluted                    $     1.81  $     2.16  $     1.14  $     1.13
Income from
  continuing operations as a
  percentage of net sales            3.6%        4.5%        2.5%        2.6%
Financial Position:
  Working capital              $  165,079  $  158,048  $  124,194  $   36,530
  Properties - net             $  714,441  $  733,117  $  814,102  $  887,409
  Total assets                 $1,460,598  $1,412,083  $1,362,536  $1,384,530
  Long-term debt               $  105,000  $  145,000  $  176,000  $  195,000
  Other long-term liabilities  $   56,640  $   23,242  $   32,745  $   33,435
  Shareholders' equity         $  774,798  $  736,568  $  715,487  $  695,016
  Net book value per share
   of common stock             $    21.34  $    19.79  $    18.83  $    18.21
  Total debt to total
   capitalization                   15.8%       19.0%       21.2%       24.9%
  Return on average
   shareholders' equity              9.0%       11.3%        6.2%        6.3%
Other Information:
  Dividends                    $   21,893  $   20,523  $   18,983  $   19,066
  Per share of common stock    $     0.60  $     0.55  $     0.50  $     0.50
  Gross profit                 $  740,646  $  689,694  $  610,365  $  584,066
  Capital expenditures         $  104,505  $   60,373  $   65,112  $  157,599
  Depreciation, depletion
   and amortization            $  115,815  $  117,166  $  121,121  $  122,830
  Full-time employees               5,800       5,800       5,800       6,200
  Market price range of
   common stock:
    High                       $   56 1/2  $   41 1/4  $   24 1/4  $   23 1/4
    Low                        $   29 1/4  $   17 1/2  $   16 3/4  $   15 1/8

* 53-week year versus 52-week year.

(In thousands, except per share)     1994        1993        1992        1991
Barrels of malt beverages sold     20,363      19,828      19,569      19,521
Summary of Operations:
Net sales                      $1,673,252  $1,595,597  $1,566,606  $1,543,007
Cost of goods sold              1,073,370   1,050,650   1,051,362   1,052,228
Marketing, general
 and administrative               505,668     467,138     441,943     448,393
Special (credits) charges         (13,949)    122,540          --      29,599
Total operating expenses        1,565,089   1,640,328   1,493,305   1,530,220
Operating income (loss)           108,163     (44,731)     73,301      12,787
Other expense - net                 3,943      12,099      14,672       4,403
Income (loss) before income taxes 104,220     (56,830)     58,629       8,384
Income tax expense (benefit)       46,100     (14,900)     22,900      (8,700)
Income (loss) from
  continuing operations        $   58,120  $  (41,930) $   35,729  $   17,084
Per share of common stock
  - basic                      $     1.52  $    (1.10) $     0.95  $     0.46
  - diluted                    $     1.51  $    (1.10) $     0.95  $     0.46
Income (loss) from continuing
  operations as a
  percentage of net sales            3.5%       (2.6%)       2.3%        1.1%
Financial Position:
  Working capital              $  (25,048) $    7,197  $  112,302  $  110,443
  Properties - net             $  922,208  $  884,102  $  904,915  $  933,692
  Total assets                 $1,371,576  $1,350,944  $1,373,371**$1,844,811
  Long-term debt               $  131,000  $  175,000  $  220,000  $  220,000
  Other long-term liabilities  $   30,884  $   34,843  $   52,291  $   53,321
  Shareholders' equity         $  674,201  $  631,927  $  685,445**$1,099,420
  Net book value per share
   of common stock             $    17.59  $    16.54  $    18.17**$    29.33
  Total debt to total
   capitalization                   20.6%       26.3%       24.3%       19.5%
  Return on average
   shareholders' equity              8.9%       (6.4%)      (0.2%)       2.3%
Other Information:
  Dividends                    $   19,146  $   19,003  $   18,801  $   18,718
  Per share of common stock    $     0.50  $     0.50  $     0.50  $     0.50
  Gross profit                 $  599,882  $  544,947  $  515,244  $  490,779
  Capital expenditures         $  160,314  $  120,354  $  115,450  $  241,512
  Depreciation, depletion
   and amortization            $  120,793  $  118,955  $  114,780  $  108,367
  Full-time employees               6,300       6,200       7,100       7,700
  Market price range of
    common stock:
     High                      $   20 7/8  $   23 1/8  $   22 7/8  $   24 1/4
     Low                       $   14 3/4  $   15      $   15 1/2  $   17 3/8

Note:  Numbers in italics include results of discontinued operations.
** Reflects the dividend of ACX Technologies, Inc. to shareholders during 1992.

(In thousands, except per share)          1990        1989*       1988
Barrels of malt beverages sold          19,297      17,698      16,534
Summary of Operations:
Net sales                           $1,483,873  $1,372,373  $1,278,097
Cost of goods sold                     986,352     913,994     829,423
Marketing, general
 and administrative                    409,085     397,844     380,131
Special charges                         30,000      41,670          --
Total operating expenses             1,425,437   1,353,508   1,209,554
Operating income                        58,436      18,865      68,543
Other expense (income) - net             5,903       2,546      (6,471)
Income before income taxes              52,533      16,319      75,014
Income tax expense                      20,300       9,100      28,700
Income from
  continuing operations             $   32,233  $    7,219  $   46,314
Per share of common stock
  - basic                           $     0.87  $     0.20  $     1.26
  - diluted                         $     0.87  $     0.20  $     1.26
Income from continuing
  operations as a
  percentage of net sales                 2.2%        0.5%        3.6%
Financial Position:
  Working capital                   $  201,043  $  193,590  $  196,687
  Properties - net                  $1,171,800  $1,012,940  $1,033,012
  Total assets                      $1,761,664  $1,530,783  $1,570,765
  Long-term debt                    $  110,000          --          --
  Other long-term liabilities       $   58,011  $   16,138  $   19,367
  Shareholders' equity              $1,091,547  $1,060,900  $1,062,064
  Net book value per share
   of common stock                  $    29.20  $    28.75  $    29.00
  Total debt to total
   capitalization                         9.2%        2.0%        1.7%
  Return on average
   shareholders' equity                   3.6%        1.2%        4.5%
Other Information:
  Dividends                         $   18,591  $   18,397  $   18,311
  Per share of common stock         $     0.50  $     0.50  $     0.50
  Gross profit                      $  497,521  $  458,379  $  448,674
  Capital expenditures              $  183,368  $  149,616  $  157,995
  Depreciation, depletion
   and amortization                 $   98,081  $  122,439  $  111,432
  Full-time employees                    7,000       6,800       6,900
  Market price range of
    common stock:
     High                           $   27 3/8  $   24 3/8  $   21
     Low                            $   17 1/8  $   17 3/8  $   16 1/2

Note:  Numbers in italics include results of discontinued operations.
* 53-week year versus 52-week year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), which produces and markets high-quality malt-based beverages.

This discussion summarizes the significant factors affecting ACC's consolidated results of operations, liquidity and capital resources for the three-year period ended December 27, 1998, and should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

ACC's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1998, 1997 and 1996 fiscal years were all 52 weeks long.

Certain unusual or non-recurring items impacted ACC's financial results for 1998, 1997 and 1996; restatement of results excluding special items permits clearer evaluation of its ongoing operations. These special items are summarized below.

Summary of operating results:

                                             For the years ended
                              December 27,      December 28,      December 29,
                                     1998              1997              1996
                                    (In thousands, except earnings per share)
Operating income:
  As reported                    $103,819          $147,393           $80,774
  Excluding special items        $123,214          $115,876           $87,115
Net income:
  As reported                    $ 67,784          $ 82,260           $43,425
  Excluding special items        $ 79,615          $ 68,309           $47,299
Earnings per share:
  As reported - basic               $1.87             $2.21             $1.14
              - diluted             $1.81             $2.16             $1.14
  Excluding special items - basic   $2.19             $1.84             $1.25
                          - diluted $2.12             $1.80             $1.24

1998: For the 52-week fiscal year ended December 27, 1998, ACC reported net income of $67.8 million, or $1.87 per basic share ($1.81 per diluted share). During 1998, the Company recorded a $17.2-million pretax charge for severance and related costs of restructuring the Company's production operations. A $2.2-million pretax charge also was recorded during 1998 for the impairment of certain long-lived assets at one of the Company's distributorships. These items resulted in a total special pretax charge of $19.4 million, or $0.32 per basic share ($0.31 per diluted share), after tax. Without this special charge, ACC would have reported net earnings of $79.6 million, or $2.19 per basic share ($2.12 per diluted share).

1997: For the 52-week fiscal year ended December 28, 1997, ACC reported net income of $82.3 million, or $2.21 per basic share ($2.16 per diluted share). During 1997, the Company received a $71.5-million payment from Molson Breweries (Molson) to settle legal disputes with ACC and CBC, less approximately $3.2 million in related legal expenses. ACC also recorded a $22.4-million reserve related to the recoverability of CBC's investment in Jinro-Coors Brewing Company of Korea, as well as a $14.4-million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited work force reduction. These special items amounted to a credit of $31.5 million to pretax income, or $0.37 per basic share ($0.36 per diluted share), after tax. Without this special credit, ACC would have reported net earnings of $68.3 million, or $1.84 per basic share ($1.80 per diluted share).

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

Trend summary - percentage increase (decrease) for 1998, 1997 and 1996: The following table summarizes trends in operating results, excluding special items.
                        1998              1997               1996
Volume                  2.9%              2.7%              (1.3%)
Net sales               4.3%              4.6%               3.0%
Average base price
increase                0.3%              1.7%               2.1%
Gross profit            7.4%             13.0%               5.2%
Operating income        6.3%             33.0%              34.0%
Advertising
expense                10.0%              8.5%               0.5%
Selling, general
and administrative      3.7%             11.8%              13.5%

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS - 1998 VS. 1997 AND 1997 VS. 1996 (EXCLUDING SPECIAL ITEMS)

1998 vs. 1997: Net sales increased 4.3% over 1997, which was caused primarily by a unit volume increase of 2.9%. The increase in net sales was also attributable to increased export sales, which generate higher net revenue per barrel than domestic sales, and a modestly improved domestic pricing environment.

Gross profit increased 7.4% to $740.6 million from 1997 due to the 4.3% net sales increase discussed above, coupled with a lower increase in cost of goods sold of 2.4%. The increase in cost of goods sold was attributable to higher volumes and slightly higher costs for beer and certain packaging materials, partially offset by improved cost absorption due to higher beer production levels and lower aluminum costs.

Operating income grew 6.3% to $123.2 million in 1998 as a result of higher gross profit discussed above, partially offset by a 7.6% increase in marketing, general and administrative expenses. Advertising costs increased 10.0% over 1997 due to increased investments behind the core brands both domestically and internationally. General and administrative costs increased primarily due to increased spending on Year 2000 compliance issues.

Net non-operating income of $7.3 million in 1998 changed from a net expense position of $0.5 million in 1997. This $7.8-million change is primarily due to higher interest income resulting from higher cash balances, lower interest expense from lower debt balances and the sale in the fourth quarter of certain patents related to aluminum can decorating technologies.

The Company's effective tax rate decreased to 39.0% in 1998 from 40.8% in 1997 primarily due to higher tax-exempt income and lower state tax expense. The 1998 effective tax rate exceeded the statutory rate primarily because of state tax expense.

Net earnings for 1998 were $79.6 million, or $2.19 per basic share ($2.12 per diluted share), compared to $68.3 million, or $1.84 per basic share ($1.80 per diluted share), for 1997, representing increases of 19.0% (basic) and 17.8% (diluted) in earnings per share.

1997 vs. 1996: Net sales increased 4.6% driven primarily by an increase in unit volume of 2.7%. This increase in net sales was also attributable to increased international sales, which generate higher net revenue per barrel than domestic sales; greater revenues related to the Canadian business due to the favorable impact of the interim agreement in effect during 1997 with Molson Breweries; and net price increases.

Gross profit in 1997 rose 13.0% to $689.7 million from 1996 due to the 4.6% increase in net sales, as discussed above, while cost of goods sold were flat. Increases in cost of goods caused by higher sales volume were offset by reduced can costs; higher income recognized from CBC's joint ventures which produce bottles and cans; lower costs related to fixed asset write-offs; lower costs for employee benefits and less depreciation expense.

Operating income increased 33.0% to $115.9 million in 1997 as a result of the higher gross profit discussed above, offset by a 9.7% increase in marketing, general and administrative expenses. Advertising costs increased 8.5% over 1996, with increased marketing investment in premium brands and international advertising costs. General and administrative costs increased primarily due to incentive compensation; continued investment in both domestic and international sales organizations; higher costs of operating distributorships (a distributorship was acquired in mid-1997); and increases in administrative and start-up costs for certain foreign operations.

Net non-operating expenses in 1997 declined significantly from 1996 because of a 60.6% decrease in net interest expense partially offset by a 28.2% decrease in miscellaneous income. Increased cash and investment balances attributed to improved cash flow resulted in higher interest income on investments, causing the change in net interest expense. Decreased royalties earned on certain can production technologies caused the decrease in miscellaneous income.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 27, 1998, ACC had working capital of $165.1 million, and its net cash position was $160.0 million compared to $168.9 million as of December 28, 1997, and $110.9 million as of December 29, 1996. In addition to its cash resources, ACC had short-term investments of $96.2 million at December 27, 1998, compared to $42.2 million at December 28, 1997. ACC also had $31.4 million of marketable investments with maturities exceeding one year at December 27, 1998, compared to $47.1 million at December 28, 1997. ACC had no marketable investments other than cash equivalents at December 29, 1996. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements; scheduled principal and interest payments on indebtedness; dividend payments; costs to make computer software Year 2000 compliant and anticipated capital expenditures in the range of approximately $90 million to $100 million for production equipment, information systems, repairs and upkeep, and environmental compliance.

Operating activities: Net cash provided by operating activities was $181.1 million for 1998, $260.6 million for 1997 and $189.6 million for 1996. The decrease in operating cash flows in 1998 from 1997 of $79.4 million is primarily a result of the Molson settlement included in the 1997 cash flows from operations.

The increase in cash flows provided by operating activities in 1997 compared to 1996 was attributable primarily to higher net income, decreases in inventories and other assets, and increases in accounts payable and accrued expenses and other liabilities, partially offset by increases in accounts and notes receivable. The decrease in inventories primarily resulted from lower levels of packaging supplies inventories on hand. The decrease in other assets was due to a reduction in other supplies. The increase in accounts payable and accrued expenses and other liabilities relative to 1996 reflected accruals for incentive compensation and increased payables for excise taxes. The increase in accounts and notes receivable reflects higher sales volumes and higher amounts due from container joint venture partners.

Investing activities: During 1998, ACC spent $124.0 million on investing activities compared to $127.9 million in 1997 and $51.4 million in 1996. The 1998 decrease was due primarily to net changes in ACC's marketable securities with extended maturities that are not considered cash equivalents offset by increases in property additions. The net of purchases over sales of these marketable securities was $39.3 million in 1998. Capital expenditures increased to $104.5 million in 1998 from $60.4 million in 1997 and $65.1 million in 1996. In 1998, capital expenditures focused primarily on information systems and facilities maintenance. Additional expenditures were incurred for cost reduction and capacity and quality improvements. In 1997, capital expenditures focused on enhancing packaging operations, while 1996 expenditures focused on information systems and expansion of packaging capacity. Proceeds from property sales were $2.3 million in 1998, compared to $3.3 million in 1997 and $8.1 million in 1996. The distributions from joint ventures increased to $22.4 million in 1998 from $13.3 million in 1997 and $5.0 million in 1996. The increase in these distributions during 1998 was mainly attributable to the Coors Canada partnership, which commenced operations in January 1998. In 1997, the increase in distributions was mainly due to increased cash flow from operations and reduced capital expenditures at a certain joint venture.

Financing activities: During 1998, the Company spent $66.0 million on financing activities primarily due to principal payments on ACC's medium-term notes of $27.5 million, net purchases of Class B common stock for $17.8 million and dividend payments of $21.9 million.

Net cash used in financing activities was $72.0 million during 1997 primarily attributable to principal payments on ACC's medium-term notes of $20.5 million, net purchases of Class B common stock for $35.6 million and dividend payments of $20.5 million.

ACC spent $59.3 million on financing activities during 1996 due to principal payments on its medium-term notes of $38.0 million, net purchases of Class B common stock for $2.3 million and dividend payments of $19.0 million.

Debt obligations: As of December 27, 1998, ACC had $40.0 million outstanding in medium-term notes, which will become due in 1999. With cash on hand, the Company repaid principal of $27.5 million and $20.5 million on these notes in 1998 and 1997, respectively. Fixed interest rates on these notes range from 8.63% to 8.73%. ACC also had $100 million outstanding in Senior Notes as of December 27, 1998. The repayment schedule is $80 million in 2002 and the remaining $20 million in 2005. Fixed interest rates on these notes range from 6.76% to 6.95%.

The Company's debt-to-total capitalization ratio was 15.8% in 1998, 19.0% at the end of 1997 and 21.2% at the end of 1996.

Revolving line of credit: In addition to the medium-term notes and the Senior Notes, the Company has an unsecured, committed credit arrangement totaling
$200 million and as of December 27, 1998, had all $200 million available. This line of credit has a five-year term which expires in 2002, with two optional one-year extensions. During 1998, one of the one-year extension options was exercised, which extended the maturity to 2003. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, the Company is required to maintain a certain debt-to-total capitalization ratio, with which the Company was in compliance at year-end 1998.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it uses in normal operations. Each of these facilities provides up to 500 million yen (approximately $4.3 million each as of December 27, 1998) in short-term financing. As of December 27, 1998, the approximate yen equivalent of $5.9 million was outstanding under these arrangements and included in Accrued expenses and other liabilities in the consolidated balance sheets.

Pension plan and postretirement plan amendments: In November 1998, the ACC board of directors approved changes to one of its defined benefit pension plans and one of its postretirement plans that provides medical benefits and life insurance for eligible dependents. The changes, which will result in amendments to the respective plans, will be effective July 1, 1999, and will increase the projected benefit obligation at the effective date of the defined benefit plan and the postretirement plan by approximately $48 million and $6.7 million, respectively. To offset the increase in the projected benefit obligation of the defined benefit pension plan, the Company made a $48-million contribution to the plan in January 1999.

Advertising and promotions: In July 1998, the Company announced a long-term sponsorship and promotion agreement with the owners of the Pepsi Center(TM), an arena under construction in Denver, Colorado, which will be the future home of the city's professional hockey and basketball teams. With the addition of this agreement, the Company's total commitments for advertising and promotions at sports arenas, stadiums and other venues and events are approximately $97 million over the next 10 years.

Hedging activities: As of December 27, 1998, hedging activities consisted of hard currency forward contracts and purchased options to directly offset hard currency exposures and swap contracts to reduce exposure to interest rate fluctuations on certain investment securities. The forward contracts are irrevocable contracts, whereas the options give the Company the right, but not the obligation, to exercise the option on the expiration date. The forward contracts and options, as well as the swap contracts, reduce the risk to financial position and results of operations due to changes in the underlying foreign exchange or interest rate. Any variation in the rate accruing to the contract or option would be offset by a similar change in the related exposure. Therefore, upon execution of the contract or option, variations in rates would not adversely impact the Company's financial statements. ACC's hedging activities and hard currency exposures are minimal. The Company does not enter into derivative financial instruments for speculation or trading purposes.

Stock repurchase plan: On November 12, 1998, the board of directors authorized the extension of the Company's stock repurchase program through 1999. The program authorizes repurchases of up to $40 million of ACC's outstanding Class B common stock during 1999. Repurchases will be financed by funds generated from operations or possibly from short-term borrowings. The Company spent approximately $27.6 million in 1998 to repurchase common stock, primarily in purchasing approximately 766,000 shares of outstanding Class B common stock under the previously approved stock repurchase program.

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

Beginning in April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed debt payments and began attempting to restructure. In response to its financial difficulties and those of its subsidiaries (including JCBC), Jinro Group has been working with its creditors and the Korean government to restructure its debts and has been selling real estate and merging and/or selling businesses. The financial difficulties of JCBC and Jinro Limited, the guarantor of the put option discussed above, called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a special charge in the accompanying statements of income.

When CBC exercised its put option in December 1997, it reclassified its investment in JCBC to a note receivable from Jinro Limited. Since Jinro Limited's obligation under the put option is measured in Korean won and given the current significant devaluation of that currency, the full amount received from Jinro Limited would be significantly less than the value of CBC's original investment. Jinro Limited, which is operating under protection from its creditors under the Korean composition law, had until June 1998 to perform its obligation under the put option. It did not perform. The obligation arising from CBC's put exercise is subject to the terms of Jinro Limited's composition plan. The note receivable is unsecured and potentially has very little value under the composition plan.

In February 1999, Jinro Limited announced a plan to sell JCBC through international bidding by the end of June 1999. The Company intends to participate in the bidding process. If the plan to sell JCBC is not successful, a program will be set up to liquidate the assets.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements concerning the Company's outlook for 1999; overall volume trends; pricing trends and industry forces; cost reduction strategies and their results; the Company's expectations for funding its 1999 capital expenditures and operations; the Company's expectations for funding work on computer software to make it compliant with Year 2000; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

- a potential shift in consumer preferences away from products packaged in aluminum cans, which are less expensive, toward bottled products;

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

- the potential impact of further industry consolidation and the change in competitive environment given the planned sale of Stroh;

- the impact on CBC's distribution system of the planned acquisition of Stroh;

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social and economic factors;

- significant increases in the estimated costs of the Year 2000 project; and

- the risk that computer systems of the Company or its significant suppliers or customers may not be Year 2000 compliant.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in the Company's other filings with the Securities and Exchange Commission.

OUTLOOK FOR 1999

Volume gains are expected to increase net sales in 1999; however, the pricing environment is expected to be more favorable than in the past few years. Continuing increased value-pack activity could have an unfavorable impact on top-line performance due to lower margins.

For fiscal year 1999, raw material costs per barrel are expected to be down slightly, while fixed costs and freight costs per barrel are expected to be fairly flat. This outlook could change if cost trends change during the first nine months of 1999. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Advertising costs are expected to increase in 1999 while other general and administrative costs are expected to have minimal fluctuation from 1998. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. However, the competitive battleground appears to be shifting to marketing and advertising, possibly resulting in the incremental revenue generated by price increases being spent on advertising.

See the item titled Year 2000 under CONTINGENCIES of this section for a discussion of the expected financial impact of this issue.

Total net interest income is expected to be lower in 1999 based on CBC's lower cash balances offset by lower outstanding debt relative to its 1998 financial position. Lower returns on cash balances also are expected due to lower anticipated yields. Net interest income could be less favorable than expected if the Company decides to invest a substantial portion of its cash balances back into the Company. Additional outstanding common stock may be repurchased in 1999 as approved by the ACC board of directors in November 1998.

The effective tax rate for 1999 is not expected to differ significantly from the 1998 effective tax rate applied to income excluding special items. The level and mix of pretax income for 1999 could affect the actual rate for the year.

In 1999, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint venture) in the range of approximately $90 million to $100 million. In addition to CBC's 1999 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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

From time to time, ACC also has been notified that it is or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. The Company cannot predict with certainty the total costs of cleanup, its share of the total cost or the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage. However, based on investigations to date, the Company believes that any liability would be immaterial to its financial position and results of operations for these sites. There can be no certainty, however, that the Company will not be named as a PRP at additional CERCLA sites in the future, or that the costs associated with those additional sites will not be material.

While we cannot predict the Company's eventual aggregate cost for environmental and related matters, management believes that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to the Company's results of operations or its financial or competitive position. The Company believes adequate disclosures have been provided for losses that are reasonably possible. Further, as the Company continues to focus on resource conservation, waste reduction and pollution prevention, it believes that potential future liabilities will be reduced.

Year 2000: Some computers, software and other equipment include programming code in which calendar year data are abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if '00' is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches.

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

As of December 27, 1998, the Application Remediation element is on schedule, with 85% of the analysis completed, 74% of the remediation completed and 41% of the testing completed. Remediation of systems considered critical to ACC's business is expected to be completed by June 1999, and remediation of non-critical systems is planned to be completed by September 1999.

The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been initiated.

The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which are generally on schedule and are expected to be completed by June 1999. The financial impact to ACC is anticipated to be in the range of approximately $12 million to $15 million for 1999. The anticipated expenditures in 2000 are minimal. The total amount expended on the Year 2000 project through December 27, 1998, was approximately $23 million.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and others, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The efforts undertaken with the Company's Year 2000 project are expected to significantly reduce ACC's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its Extended Enterprise.

Contingency planning for the Application Remediation and the Extended Enterprise elements began in October 1998 with initial plans completed in March 1999. The Company will monitor third-party distributors for Year 2000 readiness and will develop a contingency plan if a distributor is deemed critical to the Company's operations.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application of all provisions of this statement is permitted but only as of the beginning of any fiscal quarter beginning after issuance of the statement. Adoption of FAS 133 is not expected to have a significant impact on the Company's financial position or results of operations as the Company's derivative activities are minimal. The Company currently plans to adopt FAS 133 beginning with the first quarter of fiscal year 1999.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that specified costs incurred in developing or obtaining internal-use software, as defined by SOP 98-1, be capitalized once certain criteria have been met and amortized in a systematic and rational manner over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 stipulates that costs incurred prior to initial application of the statement not be adjusted according to the statement's provisions. Adoption of SOP 98-1 is not expected to have a significant impact on the Company's financial position or results of operations.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

Exposures, Policies and Procedures

In the normal course of business, the Company is exposed to changes in interest rates and fluctuations in the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments including forward exchange contracts, options and swap agreements to manage certain of the exposures that it considers practical to do so. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's objective in managing its exposure to interest rates is to limit the adverse impact that changes in interest rates might have on earnings and cash flow. To achieve this objective the Company primarily uses interest rate swaps whose value changes in the opposite direction to the value of the underlying assets or cash flow.

The Company's objective in managing its exposure to movements in foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in exchange rates. By policy, the Company enters into hedges to limit the potential loss due to fluctuations in currency exchange rates below a maximum amount of earnings. The Company has entered into forward contracts and options whose value changes as the foreign currency exchange rates change to protect the value of its foreign currency commitments and revenues. The gains and losses in those contracts offset changes in the value of the related exposures. The primary currencies hedged are the Canadian dollar, the Japanese yen and the Spanish peseta. The Company does not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries.

Interest Rates

As of December 27, 1998, the fair value of the Company's debt is estimated at $146.0 million. This exceeded the carrying value of the debt by approximately $1.0 million. The estimated market risk, defined as the potential change in fair value of the debt resulting from a hypothetical 10% adverse change in interest rates, amounted to $2.4 million as of December 27, 1998. The Company also had $5.0 million of variable rate debt outstanding as of December 27, 1998. A 10% adverse change in interest rates would not have a material adverse impact on the Company's earnings or cash flow.

The Company's cash and short-term investments are primarily floating rate instruments. A 10% adverse change (decline) in interest rates would decrease the Company's 1998 pretax earnings by approximately $0.9 million. This amount is net of the offsetting positive impact of the interest rate hedges entered into to effectively fix interest on variable rate investments. The notional amount of interest rate swaps outstanding as of December 27, 1998, was $20.0 million.

Other Assets

The Company also has certain other long-term assets with a book value of $16.5 million. Due to the long-term nature of these investments, the Company has not currently entered into any related derivative instruments. While the Company does not currently anticipate suffering any losses related to these assets, the potential loss in fair value from a hypothetical 10% adverse change amounted to $1.7 million as of December 27, 1998.

Foreign Currency Exchange Rates

The Company has entered into foreign currency forwards and options for terms generally less than one year. The primary currencies hedged in this manner include the Canadian dollar, Japanese yen, and Spanish peseta. The notional amount of forward contracts and options purchased was $21.5 million as of December 27, 1998. The potential loss in fair value for net currency positions of outstanding foreign currency contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was $2.3 million.

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements
                                                                   Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                         33

          Consolidated Statements of Income for each of
            the three years in the period ended December 27, 1998   34

          Consolidated Balance Sheets at December 27, 1998,
            and December 28, 1997                                   35-36

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 27, 1998   37

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 27, 1998                                       38

          Notes to Consolidated Financial Statements                39-62


Report of Independent Accountants

To the Board of Directors and Shareholders of Adolph Coors Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 27, 1998, and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
February 8, 1999

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                                 For the years ended
                                      December 27,  December 28,  December 29,
                                             1998          1997          1996
                                       (In thousands, except per share data)

Sales - domestic and international     $2,291,322    $2,207,384    $2,121,146
Less:  beer excise taxes                  391,789       386,080       379,311
Net sales                               1,899,533     1,821,304     1,741,835

Costs and expenses:
  Cost of goods sold                    1,158,887     1,131,610     1,131,470
  Marketing, general and administrative   617,432       573,818       523,250
  Special charges (credits) (Note 9)       19,395       (31,517)        6,341
     Total operating expenses           1,795,714     1,673,911     1,661,061

Operating income                          103,819       147,393        80,774

Other income (expense):
  Interest income                          12,136         8,835         2,924
  Interest expense                         (9,803)      (13,277)      (14,212)
  Miscellaneous - net                       4,948         3,942         5,489
     Total                                  7,281          (500)       (5,799)

Income before income taxes                111,100       146,893        74,975

Income tax expense (Note 5)                43,316        64,633        31,550

Net income                                 67,784        82,260        43,425

Other comprehensive income (expense),
  net of tax:
    Foreign currency translation
      adjustments                           1,430        (5,886)       (1,670)
    Unrealized gain on available-for-sale
      securities                              440            --          --
  Comprehensive income                 $   69,654    $   76,374    $   41,755


Net income per common share - basic    $     1.87    $     2.21    $     1.14
Net income per common share - diluted  $     1.81    $     2.16    $     1.14

Weighted-average number of outstanding
  common shares - basic                    36,312        37,218        37,966
Weighted-average number of outstanding
  common shares - diluted                  37,515        38,056        38,219

See notes to consolidated financial statements

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                December 27,      December 28,
                                                       1998              1997
                                                         (In thousands)
Assets

Current assets:
  Cash and cash equivalents                      $  160,038        $  168,875
  Short-term investments                             96,190            42,163
  Accounts and notes receivable:
     Trade, less allowance for doubtful accounts
      of $299 in 1998 and $557 in 1997              106,962            89,731
    Affiliates                                       11,896            19,677
    Other, less allowance for certain claims of
      $584 in 1998 and $1,500 in 1997                 7,751            15,077

  Inventories:
    Finished                                         38,520            44,729
    In process                                       24,526            20,119
    Raw materials                                    34,016            35,654
    Packaging materials, less allowance for
      obsolete inventories of $1,018 in 1998
      and $1,049 in 1997                              5,598             5,977
    Total inventories                               102,660           106,479

  Other supplies, less allowance for obsolete
    supplies of $3,968 in 1998 and $4,165 in 1997    27,729            32,362
  Prepaid expenses and other assets                  12,848            18,224
  Deferred tax asset (Note 5)                        22,917            24,606
      Total current assets                          548,991           517,194

Properties, at cost and net (Note 2)                714,441           733,117

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $6,727 in 1998 and $5,726 in 1997               23,114            22,880

Long-term investments                                31,444            47,100

Other assets (Note 10)                              142,608            91,792

Total assets                                     $1,460,598        $1,412,083


                                             December 27,         December 28,
                                                    1998                 1997
                                                      (In thousands)
Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 4)  $   40,000           $   27,500
  Accounts payable:
    Trade                                        132,193              113,864
    Affiliates                                    11,706               18,072
  Accrued salaries and vacations                  54,584               58,257
  Taxes, other than income taxes                  48,332               52,805
  Federal and state income taxes (Note 5)         10,130               13,660
  Accrued expenses and other liabilities          86,967               74,988
    Total current liabilities                    383,912              359,146

Long-term debt (Note 4)                          105,000              145,000
Deferred tax liability (Note 5)                   65,779               76,219
Postretirement benefits (Note 8)                  74,469               71,908
Other long-term liabilities                       56,640               23,242

      Total liabilities                          685,800              675,515

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 13)

Shareholders' equity (Notes 6 and 11):
  Capital stock:
      Preferred stock, non-voting, $1 par
       value (authorized:  25,000,000
       shares; issued and outstanding:  none)          --                   --
      Class A common stock, voting, $1
       par value, (authorized, issued and
       outstanding:  1,260,000 shares)              1,260                1,260
      Class B common stock, non-voting,
       no par value, $0.24 stated value
       (authorized:  100,000,000 shares;
       issued and outstanding:  35,395,306 in
       1998 and 35,599,356 in 1997)                 8,428                8,476
         Total capital stock                       9,688                9,736

  Paid-in capital                                 10,505                   --
  Retained earnings                              756,531              730,628
  Accumulated other comprehensive income          (1,926)              (3,796)

      Total shareholders' equity                 774,798              736,568

Total liabilities and shareholders' equity    $1,460,598           $1,412,083

See notes to consolidated financial statements.

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the years ended
                                       December 27,  December 28,  December 29,
                                              1998          1997          1996
Cash flows from operating activities:              (In thousands)
Net income                              $   67,784    $   82,260    $   43,425
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in net earnings of joint
     ventures                              (33,227)      (15,893)      (11,467)
    Reserve for severance                    8,324            --            --
    Reserve for joint venture investment        --        21,978            --
    Depreciation, depletion and
     amortization                          115,815       117,166       121,121
    Loss on sale or abandonment of
     properties and intangibles, net         7,687         5,594        12,535
    Impairment charge                        2,219        10,595            --
    Deferred income taxes                   (8,751)      (15,043)       17,696
    Change in operating assets and
     liabilities:
      Accounts and notes receivable          2,140       (10,971)        2,232
      Inventories                            4,176        14,051        18,076
      Other assets                           8,977         3,742        (2,128)
      Accounts payable                       9,899         9,599        (8,175)
      Accrued expenses and other
       liabilities                          (3,898)       37,475        (3,712)
         Net cash provided by operating
           activities                      181,145       260,553       189,603

Cash flows from investing activities:
  Purchases of investments                (101,682)     (122,800)       (5,958)
  Sales and maturities of investments       62,393        39,499            --
  Additions to properties and intangible
    assets                                (104,505)      (60,373)      (65,112)
  Proceeds from sale of properties
    and intangibles                          2,264         3,273         8,098
  Distributions from joint ventures         22,438        13,250         5,000
  Other                                     (4,949)         (775)        6,569
         Net cash used in investing
           activities                     (124,041)     (127,926)      (51,403)

Cash flows from financing activities:
  Issuances of stock under stock plans       9,823        24,588         4,674
  Purchases of stock                       (27,599)      (60,151)       (6,975)
  Dividends paid                           (21,893)      (20,523)      (18,983)
  Payments of long-term debt               (27,500)      (20,500)      (38,000)
  Other                                      1,140         4,544            --
         Net cash used in financing
           activities                      (66,029)      (72,042)      (59,284)

Cash and cash equivalents:
  Net (decrease) increase in cash and cash
    equivalents                             (8,925)       60,585        78,916
  Effect of exchange rate changes on
    cash and cash equivalents                   88        (2,615)         (397)
  Balance at beginning of year             168,875       110,905        32,386
  Balance at end of year                $  160,038    $  168,875    $  110,905

See notes to consolidated financial statements.


                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Accumulated
                                                                other
                              Common stock                     compre-
                                 issued     Paid-in  Retained  hensive
                            Class A Class B capital  earnings  income   Total
                                   (In thousands, except per share data)

Balances, December 31, 1995 $ 1,260 $ 8,747 $33,719  $647,530 $ 3,760 $695,016
Shares issued under stock
  plans                          61   4,613                              4,674
Purchases of stock              (79) (6,896)                            (6,975)
Other comprehensive income                                     (1,670)  (1,670)
Net income                                             43,425           43,425
Cash dividends-$0.50 per share                        (18,983)         (18,983)
Balances, December 29, 1996   1,260   8,729  31,436   671,972   2,090  715,487
Shares issued under stock
  plans                                 236  25,145                     25,381
Purchases of stock                     (489)(56,581)   (3,081)         (60,151)
Other comprehensive income                                     (5,886)  (5,886)
Net income                                             82,260           82,260
Cash dividends-$0.55 per share                        (20,523)         (20,523)
Balances, December 28, 1997   1,260   8,476      --   730,628  (3,796) 736,568
Shares issued under stock
  plans                                 145  17,923                     18,068
Purchases of stock                     (193) (7,418)  (19,988)         (27,599)
Other comprehensive income                                      1,870    1,870
Net income                                             67,784           67,784
Cash dividends-$0.60 per share                        (21,893)         (21,893)
Balances, December 27, 1998 $ 1,260 $ 8,428 $10,505  $756,531 $(1,926)$774,798

See notes to consolidated financial statements.

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of Adolph Coors Company (ACC); its principal subsidiary, Coors Brewing Company (CBC); and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for the Company's investments in affiliates over which the Company has the ability to exercise significant influence (see Note 10). The Company has other investments that are accounted for at cost.

Nature of operations: The Company is a multinational brewer and marketer of beer and other malt-based beverages. The vast majority of the Company's volume is sold in the United States to independent wholesalers. The Company's international volume is produced, marketed and distributed under varying business arrangements including export, direct investment, joint ventures and licensing.

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 27, 1998, December 28, 1997, and December 29, 1996, all 52-week periods.

Investments in marketable securities: ACC invests excess cash on hand in interest-bearing debt securities. At December 27, 1998, $96.2 million of these securities were classified as current assets and $31.4 million were classified as non-current assets, as their maturities exceeded one year. All of these securities were considered to be available-for-sale. At December 27, 1998, these securities have been recorded at fair value, based on quoted market prices, through other comprehensive income. Maturities on these investments range from 1999 through 2001.

Concentration of credit risk: The majority of the accounts receivable balances are from malt beverage distributors. The Company secures substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

Concentration of transportation: The Company relies heavily upon rail transportation to ship approximately 35% of its products to satellite redistribution centers and to distributors throughout the country. A major disruption in the railroad industry would impact CBC significantly. However, the risk of such a disruption at the current time appears to be low.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories.

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $41.4 million and $43.4 million at December 27, 1998, and December 28, 1997, respectively.

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

Hedging transactions: In the normal course of business, the Company enters into off-balance-sheet financial instruments, generally forward, option and swap contracts, to manage its exposure to interest and foreign currency rate fluctuations. The Company does not enter into derivative financial instruments for speculation or trading purposes. Gains and losses related to derivative instruments are classified in income consistent with the accounting treatment of the underlying item. At December 27, 1998, the Company had contracts to purchase $20.6 million in foreign currencies with maturities ranging from 1999 through 2000.

The Company enters into foreign currency derivative instruments that manage exposures related to specific assets, liabilities or anticipated transactions. These instruments are therefore marked to market and the unrealized gains and losses on the instruments generally offset the gains and losses recorded on the related assets and liabilities.

The Company may enter into swap contracts to reduce exposure to interest rate fluctuations in connection with certain debt or investment securities. The company designates or assigns these instruments as hedges of specific assets or liabilities. The cash flows of the swap mirror those of the underlying exposures. Any gains or losses recognized upon early termination of the swaps are deferred and recognized in income over the remaining life of the underlying exposure. If hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income. At December 27, 1998, the Company has an interest rate swap with a notional principal amount of $20 million that matures in 2000.

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period. During 1998, CBC recorded a $2.2-million impairment charge, which has been classified as a special charge in the accompanying statements of income, related to long-lived assets at one of its distributorships. The long-lived assets were considered impaired in light of both historical losses and expected future, undiscounted cash flows. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined using a discounted cash flow model.

Impairment policy: The Company periodically evaluates its assets to assess their recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operations if a permanent diminution in value is judged to have occurred.

Advertising: Advertising costs, included in marketing, general and administrative, are expensed when the advertising first takes place. Advertising expense was $395.8 million, $360.0 million and $331.9 million for years 1998, 1997 and 1996, respectively. The Company had $7.0 million and $9.6 million of prepaid advertising production costs reported as assets at December 27, 1998, and December 28, 1997, respectively.

Research and development: Research and project development costs, included in marketing, general and administrative, are expensed as incurred. These costs totaled $15.2 million, $14.6 million and $15.3 million in 1998, 1997 and 1996, respectively.

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

Statement of Cash Flows: Cash equivalents represent highly liquid investments with maturities of 90 days or less. The fair value of these investments approximates their carrying value. During 1998, 1997 and 1996, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $2.4 million, $0.8 million and $0, respectively. Also during 1998, 1997 and 1996, equity was increased by the non-cash tax effects of the exercise of stock options under the Company's stock plans of $5.9 million, $5.0 million and $0, respectively. Income taxes paid were $39.6 million in 1998, $66.8 million in 1997 and $13.2 million in 1996.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:
                                                 As of
                                 December 27,          December 28,
                                        1998                  1997
                                          (In thousands)

Land and improvements             $   94,561            $   97,117
Buildings                            494,344               482,939
Machinery and equipment            1,581,355             1,516,034
Natural resource properties            8,623                 8,906
Construction in progress              50,840                39,941
                                   2,229,723             2,144,937
Less accumulated depreciation,
 depletion and amortization        1,515,282             1,411,820

Net properties                    $  714,441            $  733,117

During 1997, Coors Brewing Iberica, S.A. (Coors Iberica) addressed certain capacity issues, including the recoverability of Coors Iberica's long-lived assets and related goodwill, at its brewery, as well as certain employment matters. As a result, CBC recorded an impairment charge of approximately $10.6 million and severance costs of approximately $3.8 million, which have been classified as special charges in the accompanying statements of income. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined with the aid of an independent, third-party appraisal.

Interest incurred, capitalized, expensed and paid were as follows:

                                   For the years ended
                        December 27,   December 28,    December 29,
                               1998           1997            1996
                                      (In thousands)

Interest costs              $12,532        $15,177         $17,362
Interest capitalized         (2,729)        (1,900)         (3,150)

Interest expensed           $ 9,803        $13,277         $14,212

Interest paid               $12,808        $14,643         $17,711

NOTE 3:

Leases

The Company leases certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. At December 27, 1998, the minimum aggregate rental commitment under all non-cancelable leases was (in thousands): 1999, $6,890; 2000, $4,975; 2001,
$3,558; 2002, $3,367; 2003, $8,935; and $2,204 for years thereafter. Total rent expense was (in thousands) $11,052, $13,870 and $11,680 for years 1998, 1997 and 1996, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:
                                                 As of
                             December 27, 1998          December 28, 1997
                            Carrying        Fair       Carrying        Fair
                              value        value         value        value
                                             (In thousands)

Medium-term notes           $ 40,000    $ 40,000       $ 67,500    $ 70,000
Senior Notes                 100,000     101,000        100,000     101,000
Industrial development bonds   5,000       5,000          5,000       5,000

Total                        145,000     146,000        172,500     176,000
Less current portion          40,000      40,000         27,500      27,500

                            $105,000    $106,000       $145,000    $148,500

Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

As of December 27, 1998, the Company had outstanding $40.0 million of unsecured medium-term notes which mature in 1999. Interest is due semiannually in April and October at fixed interest rates ranging from 8.63% to 8.73% per annum.

On July 14, 1995, the Company completed a $100-million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The Notes are payable as follows: $80 million in 2002 and $20 million in 2005.

The Company is obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September and December. The interest rate on December 27, 1998, was 3.95%.

The Company has an unsecured, committed credit arrangement totaling $200 million and as of December 27, 1998, had all $200 million available. This line of credit has a five-year term which expires in 2002, with two optional one-year extensions. During 1998, one of the one-year extension options was exercised, which extended the maturity to 2003. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, the Company is required to maintain a certain debt-to-total-capitalization ratio, with which the Company was in compliance at year-end 1998.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it utilizes in its normal operations. Each of these facilities provides up to 500 million yen (approximately $4.3 million each as of December 27, 1998) in short-term financing. As of December 27, 1998, the approximate yen equivalent of $5.9 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying balance sheets.

NOTE 5:

Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions:
                                          For the years ended
                               December 27,   December 28,   December 29,
                                      1998           1997           1996
                                             (In thousands)
Current:
  Federal                        $  41,200      $  68,435      $   8,878
  State and foreign                 10,867         11,241          4,976

Total current tax expense           52,067         79,676         13,854

Deferred:
  Federal                           (7,401)       (12,935)        12,154
  State and foreign                 (1,350)        (2,108)         5,542

Total deferred tax (benefit)
  expense                           (8,751)       (15,043)        17,696

Total income tax expense         $  43,316      $  64,633      $  31,550


The Company's income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                           For the years ended
                                 December 27,   December 28,    December 29,
                                        1998           1997            1996

Expected tax rate                      35.0%          35.0%           35.0%
State income taxes, net of
  federal benefit                       3.1            3.9             4.3
Effect of foreign investments           2.5            0.8             1.6
(Non-taxable income) non-deductible
  expenses and losses                  (1.7)          (0.4)            1.9
Effect of reserve for joint venture
  investment                             --            4.8              --
Other, net                              0.1           (0.1)           (0.8)
  Effective tax rate                   39.0%          44.0%           42.0%

The Company's deferred taxes are composed of the following:

                                                         As of
                                             December 27,   December 28,
                                                    1998           1997
                                                   (In thousands)
Current deferred tax assets:
  Deferred compensation and other
    employee related                            $ 12,354       $ 11,773
  Balance sheet reserves and accruals             13,569         18,560
  Other                                              261          1,560
  Valuation allowance                             (2,986)        (7,002)
    Total current deferred tax assets             23,198         24,891

Current deferred tax liabilities:
  Balance sheet reserves and accruals                281            285

      Net current deferred tax assets           $ 22,917       $ 24,606

Non-current deferred tax assets:
  Deferred compensation and other
    employee related                            $  7,457       $  2,999
  Balance sheet reserves and accruals              4,853          2,784
  Other employee postretirement benefits          28,969         28,158
  Environmental accruals                           2,126          1,469
  Deferred foreign losses                          2,031          2,142
  Other                                            2,933          1,583
    Total non-current deferred tax assets         48,369         39,135

Non-current deferred tax liabilities:
  Depreciation and capitalized interest          114,148        115,226
  Other                                               --            128
    Total non-current deferred tax liabilities   114,148        115,354

      Net non-current deferred tax liabilities  $ 65,779       $ 76,219

The deferred tax assets have been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be fully realized. The valuation allowance was reduced during 1998 by approximately $4.0 million due to a change in circumstances regarding realizability.

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS has proposed adjustments for the years 1993 through 1995 from the recently completed examination. The material adjustments would result in a tax liability of approximately $8 million. The Company has filed a protest for the proposed adjustments and will begin the administrative appeals process in 1999. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

The Company and ACX Technologies, Inc. (ACX) are parties to a tax sharing agreement that provides for, among other things, the treatment of tax matters for periods prior to the distribution of ACX stock at the end of 1992 and the assignment of responsibility for adjustments as a result of audits by taxing authorities and is designed to preserve the status of the distribution as tax-free (see Note 13).

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

At December 27, 1998, the Company had four stock-based compensation plans, which are described in greater detail below. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1998       1997      1996
                                                 (In thousands, except
                                                    per share data)

Net income                     As reported    $ 67,784   $ 82,260  $ 43,425
                               Pro forma      $ 61,484   $ 78,077  $ 42,793

Net income per common share-   As reported    $   1.87   $   2.21  $   1.14
  basic                        Pro forma      $   1.69   $   2.10  $   1.13

Net income per common share-   As reported    $   1.81   $   2.16  $   1.14
  diluted                      Pro forma      $   1.64   $   2.05  $   1.12

The weighted-average fair
value of options granted
during the year is:                           $  14.96   $   8.78  $   7.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.63%, 2.47% and 2.535%; expected volatility of 32.56%, 36.06% and 26.7%; risk-free interest rates of 5.78%, 6.52% and 5.74%; and expected lives of 10 years for all three years.

1983 Plan: The 1983 non-qualified Adolph Coors Company Stock Option Plan, as amended, (the 1983 Plan) provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant.
No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan.

A summary of the status of the Company's 1983 Plan as of December 27, 1998, December 28, 1997, and December 29, 1996, and changes during the years ended on those dates is presented below:
                                                          Options exercisable
                                                              at year-end
                                              Weighted-             Weighted-
                                               average               average
                                              exercise              exercise
                                     Shares     price      Shares     price
Outstanding at December 31, 1995    168,654      $16.66   168,654      $16.66
  Exercised                         100,231       16.54
  Forfeited                          18,908       21.97
Outstanding at December 29, 1996     49,515       14.85    49,515       14.85
  Exercised                          45,627       14.55
  Forfeited                           3,888       18.36
Outstanding at December 28, 1997         --         N/A        --         N/A
  Exercised                              --
  Forfeited                              --
Outstanding at December 27, 1998         --         N/A        --         N/A

Common stock available for options under the 1983 Plan as of December 27, 1998, December 28, 1997, and December 29, 1996, was 716,886 shares, 716,886 shares and 712,998 shares, respectively.

1990 Plan: The 1990 Equity Incentive Plan, as amended, (1990 EI Plan) that became effective January 1, 1990, provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant. For grants during 1998 and 1997, one-third of the stock option grant vests in each of the three successive years after the date of grant. For grants during 1994 through 1996, stock options vested at 10% for each $1 increase in fair market value of ACC stock from date of grant, with a one-year holding period, or vest 100% after nine years. Once a portion has vested, it is not forfeited even if the fair market value drops. All of the grants issued during 1994 through 1996 were fully vested as of December 27, 1998. In November 1989, the board of directors authorized 2 million shares of common stock for issuance under the 1990 EI Plan, effective as of January 1, 1990. In February 1995, the board of directors approved an increase in the authorized shares from 2 million to 5 million shares, effective as of May 11, 1995. In November 1997, the board of directors approved another increase in the authorized shares to a total of 8 million shares for issuance under the 1990 EI Plan, effective as of November 13, 1997.

A summary of the status of the Company's 1990 EI Plan as of December 27, 1998, December 28, 1997, and December 29, 1996, and changes during the years ending on those dates is presented below:
                                                          Options exercisable
                                                              at year-end
                                              Weighted-             Weighted-
                                               average               average
                                              exercise              exercise
                                     Shares     price      Shares     price
Outstanding at December 31, 1995  1,286,052      $16.35   512,708      $15.95
  Granted                           614,674       21.27
  Exercised                         107,327       16.26
  Forfeited                          70,035       18.84
Outstanding at December 29, 1996  1,723,364       18.01   846,273       16.30
  Granted                         1,573,742       20.23
  Exercised                         901,834       17.71
  Forfeited                         143,093       19.21
Outstanding at December 28, 1997  2,252,179       19.61   769,202       18.25
  Granted                           794,283       33.83
  Exercised                         616,914       18.66
  Forfeited                          99,331       25.06
Outstanding at December 27, 1998  2,330,217       24.47   630,457       19.06

The following table summarizes information about stock options outstanding at December 27, 1998:

                       Options Outstanding 			  Options exercisable
                           at year-end              at year-end
                             Weighted-
                              average     Weighted-                 Weighted-
   Range of                  remaining     average                   average
   Exercise                 contractual   exercise                  exercise
    Prices        Shares       life         price          Shares     price
$14.45-$22.00   1,473,679       7.5        $19.00         616,318    $18.72
$26.88-$33.41     777,332       9.0        $33.24           8,096    $30.98
$35.81-$52.31      79,206       9.1        $40.25           6,043    $37.69
$14.45-$52.31   2,330,217       8.1        $24.47         630,457    $19.06

Common stock available for options under the 1990 EI Plan as of December 27, 1998, December 28, 1997, and December 29, 1996 was 3,986,146 shares, 4,675,195 shares and 3,105,844 shares, respectively.

In 1998, 85,651 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock awards, which is either pro rata for each successive year or cliff vesting, is for a three-year period from the date of grant. The compensation cost associated with these awards was immaterial. In 1997, 40,201 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock award is one year from the date of grant. Compensation cost associated with these awards was immaterial in 1998 and 1997. In 1996, 45,390 shares of restricted stock were issued under the 1990 EI Plan. Vesting in the restricted stock awards is over a three-year period from the date of grant. The compensation cost associated with these awards is amortized to expense over the vesting period. Compensation cost associated with these awards was immaterial in 1998, 1997 and 1996.

1991 Plan: In 1991, the Company adopted the Equity Compensation Plan for Non-Employee Directors (EC Plan). The EC Plan provides for two grants of the Company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his remaining 80% retainer in cash, restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 1998, 1997 and 1996. Common stock reserved for this plan as of December 27, 1998, was 31,250 shares.

1995 Supplemental Compensation Plan: In 1995, the Company adopted a supplemental compensation plan that covers substantially all its employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of the Company's Class B common stock. CSUs have a one-year holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, shares of the Company's Class B common stock. Prior to 1997, the CSUs had a six-month holding period. Awards under the plan in 1998, 1997 and 1996 were immaterial. Common stock available under this plan as of December 27, 1998, was 83,707 shares.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments and real estate. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $11.9 million in 1998, $14.1 million in 1997 and $24.8 million in 1996. These amounts include the Company's matching for the savings and investment (thrift) plan of $6.1 million in 1998, $5.8 million in 1997 and $5.7 million in 1996. The steady decrease in pension expense from 1996 through 1998 is primarily due to the improvement in the funded position of the Coors Retirement Plan over that period. In November 1998, the ACC board of directors approved changes to one of the plans. The changes, which will result in an amendment to the plan, will be effective July 1, 1999, and will increase the projected benefit obligation at the effective date by approximately $48 million. To offset the increase in the projected benefit obligation of the defined benefit pension plan, the Company made a $48-million contribution to the plan in January 1999.

Note that the settlement rates shown in the table on the following page were selected for use at the end of each of the years shown. The Company's actuary calculates pension expense annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.

                                              For the years ended
                                   December 27,   December 28,   December 29,
                                          1998           1997           1996
                                                 (In thousands)
Components of net periodic
  pension cost:
Service cost-benefits earned
  during the year                     $ 14,449       $ 11,234       $ 12,729
Interest cost on projected
  benefit obligation                    33,205         32,730         31,162
Expected return on plan assets         (42,498)       (36,176)       (29,676)
Amortization of prior service cost       2,274          2,274          2,274
Amortization of net transition amount   (1,691)        (1,690)        (1,690)
Recognized net actuarial loss (gain)        28           (111)         4,279

  Net periodic pension cost           $  5,767       $  8,261       $ 19,078

The changes in the benefit obligation and plan assets and the funded status of the pension plans are as follows:
                                                           As of
                                                December 27,    December 28,
                                                       1998            1997
                                                          (In thousands)
Change in projected benefit obligation:
Projected benefit obligation at
  beginning of year                                $465,229        $422,516
Service cost                                         14,449          11,234
Interest cost                                        33,205          32,729
Actuarial loss                                       40,932          22,660
Benefits paid                                       (21,259)        (23,910)

Projected benefit obligation at end of year        $532,556        $465,229

Change in plan assets:
Fair value of assets at beginning of year          $465,494        $394,206
Actual return on plan assets                         33,006          78,163
Employer contributions                                2,759          17,035
Benefits paid                                       (21,259)        (23,910)

  Fair value of plan assets at end of year         $480,000        $465,494

Funded status - (shortfall) excess                 $(52,556)       $    265
Unrecognized net actuarial loss (gain)               28,836         (21,560)
Unrecognized prior service cost                      14,303          16,577
Unrecognized net transition amount                   (2,419)         (4,110)

  Accrued benefit cost                             $(11,836)       $ (8,828)


                                                  1998        1997       1996
Weighted average assumptions as of year-end:
Discount rate                                     7.00%       7.25%      7.75%

Rate of compensation increase                     4.50%       4.50%      5.00%

Expected return on plan assets                   10.50%      10.25%     10.25%

NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.5% in 1998 to 4.25% in 2008. The discount rate used in determining the accumulated postretirement benefit obligation was 7.00%, 7.25% and 7.75% at December 27, 1998, December 28, 1997, and December 29, 1996, respectively. In November 1998, the ACC board of directors approved changes to one of the plans. The changes, which will result in an amendment to the plan, will be effective July 1, 1999, and will increase the accumulated postretirement benefit obligation at the effective date by approximately $6.7 million.

The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows:

                                                For the years ended
                                    December 27,   December 28,   December 29,
                                           1998           1997           1996
                                                    (In thousands)
Components of net periodic
  postretirement benefit cost:
Service cost - benefits earned
  during the year                      $  1,484       $  1,408       $  2,065
Interest cost on projected
  benefit obligation                      4,707          4,775          5,082
Recognized net actuarial gain              (207)          (353)          (310)
  Net periodic postretirement
    benefit cost                       $  5,984       $  5,830       $  6,837

                                                             As of
                                                  December 27,    December 28,
                                                         1998            1997
                                                          (In thousands)
Change in projected postretirement
  benefit obligation:
Projected benefit obligation at beginning of year    $ 67,916        $ 62,677
Service cost                                            1,484           1,408
Interest cost                                           4,707           4,775
Actuarial loss                                          1,504           2,686
Benefits paid                                          (3,489)         (3,630)
  Projected postretirement benefit
    obligation at end of year                        $ 72,122        $ 67,916

Change in plan assets:
Fair value of assets at beginning of year            $     --        $     --
Actual return on plan assets                               --              --
Employer contributions                                  3,489           3,630
Benefits paid                                          (3,489)         (3,630)
  Fair value of plan assets at end of year           $     --        $     --

Funded status - shortfall                            $(72,122)       $(67,916)
Unrecognized net actuarial gain                        (5,552)         (7,188)
Unrecognized prior service cost                          (360)           (434)

Accrued postretirement benefits                       (78,034)        (75,538)

Less current portion                                    3,565           3,630

  Long-term postretirement benefits                  $(74,469)       $(71,908)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             One-percentage-   One-percentage-
                                             point increase    point decrease
                                                      (In thousands)
Effect on total of service and interest
  cost components                                    $  514           $  (444)
Effect of postretirement benefit obligation          $4,207           $(3,693)

NOTE 9:

Special Charges (Credits)

The annual results for 1998 included a third quarter pretax net special charge of $19.4 million, which resulted in after-tax expense of $0.32 per basic share ($0.31 per diluted share). This charge included a $17.2-million pretax charge for severance and related costs of restructuring the Company's production operations. The severance costs related to the restructuring were comprised of costs under a voluntary severance program involving the Company's production work force plus severance costs incurred for a small number of salaried employees. Approximately 200 production employees accepted severance packages under the voluntary program. Of the total severance charge, approximately $8.7 million of these costs were paid as of December 27, 1998. Also included in the third quarter results was a $2.2-million pretax charge for the impairment of certain long-lived assets at one of the Company's distributorships (see discussion at Note 2).

The annual results for 1997 included a pretax net special credit of $31.5 million, which resulted in after-tax income of $0.37 per basic share ($0.36 per diluted share). First quarter results included a $1.0-million pretax charge for Molson Breweries (Molson) legal proceedings. Second quarter results included a $71.5-million special credit relating to a payment from Molson to settle legal disputes with the Company, less approximately $2.2 million in related legal expenses. Also in the second quarter, CBC recorded a $22.4-million reserve related to the recoverability of its investment in Jinro-Coors Brewing Company (JCBC) of Korea (see Note 10), as well as a $14.4-million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets (see Note 2) and goodwill and for severance costs for a limited work force reduction.

The annual results for 1996 included a pretax net special charge of $6.3 million which resulted in after-tax expense of $0.11 per basic share ($0.10 per diluted share). Second quarter results included a $5.2-million pretax charge for the ongoing Molson legal proceedings and severance costs for restructuring the Company's engineering and construction operations. Results of the third quarter included a $6.7-million pretax credit for underpaid past royalties and interest from Molson (net of related legal expenses) and income from the continuing effect of changes made in payroll-related practices during 1995. Fourth quarter results included a $7.9-million pretax charge for Molson-related legal expenses, partially offset by underpaid past royalties from Molson and the continuing effect of changes made in payroll-related practices during 1995.

NOTE 10:

Investments

Equity method investments: The Company has investments in affiliates that are accounted for using the equity method of accounting. These investments aggregated $62.3 million and $51.7 million at December 27, 1998, and December 28, 1997, respectively. These investment amounts are included in Other assets on the Company's consolidated balance sheets.

Summarized condensed balance sheet and income statement information for the Company's equity method investments are as follows:

Summarized condensed balance sheets:
                                                           As of
                                                December 27,    December 28,
                                                       1998            1997
                                                      (In thousands)

Current assets                                      $90,092         $76,260
Non-current assets                                   94,508          78,829
Current liabilities                                  55,312          40,859
Non-current liabilities                                 123           4,437

Summarized condensed statements of operations:

                                            For the years ended
                               December 27,    December 28,    December 29,
                                      1998            1997            1996
                                              (In thousands)

Net sales                         $453,246        $372,479        $357,273
Gross profit                        97,478          39,459          37,372
Net income                          59,650          22,384          19,289
Company's equity in operating
  income                            33,227          15,893          11,467

The Company's share of operating income of these non-consolidated affiliates is primarily included in Sales and Cost of goods sold on the Company's consolidated statements of income.

Coors Canada, Inc. (CCI), a subsidiary of ACC, formed a partnership, Coors Canada, with The Molson Companies Limited (Molson Companies) to develop the business related to Coors products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson Companies have a 50.1% and 49.9% interest, respectively. CCI's investment in the partnership is accounted for using the equity method of accounting due to Molson Companies' participating rights in the partnership's business operations. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales. During 1998, CCI received a $15.3-million distribution from the partnership. See also discussion at Note 12.

In 1995, CBC and Anchor Glass Container Corporation (Anchor) formed a 50/50 joint venture to produce glass bottles at the CBC glass manufacturing facility for sale to CBC and outside customers. In 1996, Owens-Brockway Glass Container, Inc. (Owens) purchased certain Anchor assets and assumed Anchor's rights and obligations under the partnership agreement. The agreement has an initial term of 10 years and can be extended for additional two-year periods. Under the terms of the agreement, CBC agreed to contribute machinery, equipment and certain personal property with an approximate net book value of $16.2 million and Owens agreed to contribute technology and capital, which would be used to modernize and expand the capacity of the plant. Also under the agreement, CBC agreed to purchase an annual quantity of bottles, which represents a 1999 commitment of approximately $71 million. The expenditures under this agreement in 1998, 1997 and 1996 were approximately $67 million, $59 million and $54 million, respectively. Additionally, the companies entered into another 10-year agreement that made Owens a long-term, preferred supplier for CBC, satisfying 100% of CBC's other glass requirements.

In 1994, CBC and American National Can Company (ANC) formed a 50/50 joint venture to produce beverage cans and ends at CBC manufacturing facilities for sale to CBC and outside customers. The agreement has an initial term of seven years and can be extended for two additional three-year periods. Additionally, the agreement requires CBC to purchase 100% of its can and end needs from the joint venture at contracted unit prices and to pay an annual fee for certain operating costs. The aggregate amount paid to the joint venture for cans and ends in 1998, 1997 and 1996 was approximately $231 million, $227 million and $217 million, respectively. The estimated cost in 1999 under this agreement for cans and ends is $219 million. Additionally, during 1998 CBC received a $7.5-million distribution from this joint venture.

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

Cost investments: CBC invested approximately $22 million in JCBC in 1992 for a 33% interest. CBC has accounted for the investment under the cost basis of accounting, given that CBC has not had the ability to exercise significant influence over JCBC and that CBC's investment in JCBC has been considered temporary. This investment included a put option that was exercised by CBC in December 1997. The put option entitled CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment at the greater of cost or market value (both measured in Korean won).

Beginning in April 1997, Jinro Limited, a publicly-traded subsidiary of Jinro Group, missed debt payments and began attempting to restructure. In response to its financial difficulties and those of its subsidiaries (including JCBC), Jinro Group has been working with its creditors and the Korean government to restructure its debts and has been selling real estate and merging and/or selling businesses. The financial difficulties of JCBC and Jinro Limited, the guarantor of the put option discussed above, called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a special charge in the accompanying statements of income.

CBC exercised its put option in December 1997 and, as a result, reclassified its investment in JCBC to a note receivable from Jinro Limited. Since Jinro Limited's obligation under the put option is measured in Korean won and given the current significant devaluation of that currency, the full amount received from Jinro Limited would be significantly less than the value of CBC's original investment. Jinro Limited, which is operating under protection from its creditors under the Korean composition law, had until June 1998 to perform its obligation under the put option. It did not perform. The obligation arising from CBC's put exercise is subject to the terms of Jinro Limited's composition plan. The note receivable is unsecured and potentially has very little value under the composition plan. In February 1999, Jinro Limited announced a plan to sell JCBC through international bidding by the end of June 1999. The Company intends to participate in the bidding process. If the plan to sell JCBC is not successful, a program will be set up to liquidate the assets.

In 1991, CBC entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multiyear signage and advertising package. This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The carrying value of this investment approximates its fair value at December 27, 1998, and December 28, 1997. During 1998, the agreement was modified to extend the term and expand the conditions of the multiyear signage and advertising package. The recognition of the liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Field(R). This liability is included in the total advertising and promotion commitment discussed in
Note 13.

NOTE 11:

Stock Activity and Earnings Per Share

Capital stock: Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A stock.


Activity in the Company's Class A and Class B common stock, net of forfeitures, for each of the three years ended December 27, 1998, December 28, 1997, and December 29, 1996, is summarized below:
                                                Common stock
                                           Class A         Class B

Balances at December 31, 1995             1,260,000      36,736,512

Shares issued under stock plans                  --         256,897
Purchases of stock                               --        (331,005)

Balances at December 29, 1996             1,260,000      36,662,404

Shares issued under stock plans                  --         989,857
Purchases of stock                               --      (2,052,905)

Balances at December 28, 1997             1,260,000      35,599,356

Shares issued under stock plans                  --         607,588
Purchases of stock                               --        (811,638)

Balances at December 27, 1998             1,260,000      35,395,306

At December 27, 1998, December 28, 1997, and December 29, 1996, 25 million shares of $1 par value preferred stock were authorized but unissued.

In November 1997, the board of directors authorized the repurchase during 1998 of up to $40 million of ACC's outstanding Class B common stock on the open market. During 1998, 766,200 shares were repurchased for approximately $24.9 million under this stock repurchase program. In December 1996, the board of directors authorized the repurchase during 1997 of up to $40 million of stock on the open market. During 1997, the Company repurchased 969,500 shares for approximately $24.9 million under this stock repurchase program. In November 1998, the board of directors extended the program and authorized the repurchase during 1999 of up to $40 million of stock.

During 1998 and 1997, the Company purchased shares under the right-of-first-refusal provision of its stock option plans and, during 1997, purchased shares from one of its directors and various other sources.

Earnings per share: ACC adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), effective with year-end 1997 reporting. SFAS 128 requires mandatory presentation of both a basic and diluted earnings per share. All per share amounts have been restated to comply with the requirements of SFAS 128.

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                        For the years ended
                                December 27,   December 28,  December 29,
                                       1998           1997          1996
                                  (In thousands, except per share data)
Net income available to
  common shareholders               $67,784        $82,260       $43,425

Weighted-average shares
  for basic EPS                      36,312         37,218        37,966

Basic EPS                             $1.87          $2.21         $1.14

Effect of dilutive securities:
  Stock options                       1,077            751           225
  Contingent shares not included in
   shares outstanding for basic EPS     126             87            28

Weighted-average shares
  for diluted EPS                    37,515         38,056        38,219

Diluted EPS                           $1.81          $2.16         $1.14

The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.

NOTE 12:

Segment and Geographic Information

The Company has one reporting segment relating to the continuing operations of producing and marketing malt-based beverages. The Company's operations are conducted in the United States, the country of domicile, and several foreign countries, none of which are individually significant to the Company's overall operations. The revenues from external customers and operating income attributable to the United States and all foreign countries for the years ended December 27, 1998, December 28, 1997, and December 29, 1996 are as follows:
                                     1998           1997           1996
                                              (In thousands)
United States:
  Revenues                       $1,872,718     $1,787,534     $1,714,989
  Operating income               $   93,626     $   90,501     $   97,568
Foreign countries:
  Revenues                       $   26,815     $   33,770     $   26,846
  Operating income (loss)        $   10,193     $   56,892     $  (16,794)

Included in 1998 foreign revenues are earnings from CCI, the Company's investment accounted for using the equity method of accounting (see Note 10). In 1997 and 1996, prior to the formation of CCI, foreign revenues include Canadian royalties earned under a licensing agreement.

The net long-lived assets located in the United States and all foreign countries as of December 27, 1998, and December 28, 1997, are as follows:

                                         1998           1997
                                          (In thousands)

United States                         $702,923       $722,996
Foreign countries                       11,518         10,121

  Total                               $714,441       $733,117

The total export sales (in thousands) during 1998, 1997 and 1996 were $152,353, $125,569 and $94,116, respectively.

NOTE 13:

Commitments and Contingencies

Insurance: It is the Company's policy to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation and general liability contract deductibles. During 1998, the Company fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintains a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in 1997.

In 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. The cash surrender value under these policies is approximately $7.1 million. Policyholders have been notified that all claims, benefits and annuity payments will continue to be paid in full; however, at this time, policyholders are unable to redeem the full value of their policies for cash. A moratorium charge would be applied to policies that are redeemed.

Letters of credit: As of December 27, 1998, the Company has approximately $17 million outstanding in letters of credit with certain financial institutions. These letters generally expire within 12 months from the dates of issuance, which range from March 1999 to October 1999. These letters of credit are being maintained as security for performance on certain insurance policies, operations of underground storage tanks, as parent guarantees for bank financing and overdraft protection of a foreign subsidiary and payments of liquor and duty taxes and energy billings.

Power supplies: In 1995, Coors Energy Company (CEC), a subsidiary of CBC, sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a 10-year agreement to purchase 100% of the brewery's coal requirements from Bowie. The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In September 1995, CBC concluded the sale of its power plant and support facilities to Trigen. In conjunction with this sale, CBC agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities through 2020. CBC's financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $12.9 million for 1999, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and CBC's electricity and steam use.

Supply Contracts: The Company has various long-term supply contracts with unaffiliated third parties to purchase materials used in production and packaging, such as cans and glass. The supply contracts provide for the Company to purchase certain minimum levels of materials for terms extending from five to 12 years. The approximate future purchase commitments under all of these third-party supply contracts are as follows:

Fiscal Year                                      Amount
                                             (In thousands)
1999                                    								$ 106,200
2000	                                    							  106,200
2001                                    								  106,200
2002			                                    					   75,000
2003		                                    						   75,000
Thereafter	                               						  150,000

Total                                   								$ 618,600

The Company's total purchases (in thousands) under these contracts in fiscal year 1998, 1997 and 1996 were approximately $95,600, $84,900 and $106,900, respectively.

ACX: At the end of 1992, the Company distributed to its shareholders the common stock of ACX. ACX was formed in 1992 to own the ceramics, aluminum, packaging and technology-based development businesses which were then owned by ACC. William K. Coors, a director of both ACC and ACX during 1998, and Peter H. Coors are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 46% of ACX's common stock. Joseph Coors, a director of ACC, resigned as director of ACX in July 1996. ACC and ACX or their subsidiaries have certain business relationships and have engaged, or proposed to engage, in certain transactions with one another, as described below.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In late 1998, this contract was again modified and extended until 2002. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, ANC has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock from this subsidiary for the joint venture in early 1997. Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. In February 1999, ACX sold the assets of the subsidiary, which was party to the starch agreement, to an unaffiliated third party, who was assigned the starch supply agreement. CBC's total purchases under these agreements in 1998 were approximately $120 million. Purchases from the related parties in 1999 under the packaging and starch supply agreements are estimated to be approximately $103 million.

Advertising and promotions: In July 1998, the Company announced a long-term sponsorship and promotion agreement with the owners of the Pepsi Center(TM), an arena under construction in Denver, Colorado, which will be the future home of the city's professional hockey and men's basketball teams. With the addition of this agreement, the Company's total commitments for advertising and promotions at sports arenas, stadiums and other venues and events are approximately $97 million over the next 10 years.

Environmental: The City and County of Denver; Waste Management of Colorado, Inc. and Chemical Waste Management, Inc. brought litigation in 1991 in U.S. District Court against the Company and 37 other "potentially responsible parties" to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share of $30 million, based on the $120-million assumption, to a trust for payment of site remediation, operating and maintenance costs.

The City and County of Denver; Waste Management of Colorado, Inc., and Chemical Waste Management, Inc. are expected to implement site remediation. The Environmental Protection Agency's projected costs to meet the announced remediation objectives and requirements are currently below the $120-million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

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

Restructuring: At December 27, 1998, the Company had a $2.8-million liability related to personnel accruals as a result of a restructuring of operations that occurred in 1993. These accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions. For the restructuring liability incurred during 1998, see discussion at Note 9.

Labor: Approximately 7% of the Company's work force, located principally at the Memphis brewing and packaging facility, is represented by a labor union with whom the Company engages in collective bargaining. A labor contract prohibiting strikes took effect in early 1997 and extends to the year 2001.

Year 2000 (unaudited): Some computers, software and other equipment include programming code in which calendar year data are abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if `00' is interpreted to mean 1900 rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches.

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

As of December 27, 1998, the Application Remediation element is on schedule, with 85% of the analysis completed, 74% of the remediation completed and 41% of the testing completed. Remediation of systems considered critical to ACC's business is expected to be completed by June 1999, and remediation of non-critical systems is planned to be completed by September 1999.

The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been initiated.

The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which are generally on schedule and are expected to be completed by June 1999. The financial impact to ACC is anticipated to be in the range of approximately million $12 to $15 million for 1999. The anticipated expenditures in 2000 are minimal. The total amount expended on the Year 2000 project through December 27, 1998, was approximately $23 million.

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

Contingency planning for the Application Remediation and the Extended Enterprise elements began in October 1998 with initial plans completed in March 1999. The Company will monitor third-party distributors for Year 2000 readiness and will develop a contingency plan if a distributor is deemed critical to the Company's operations.

NOTE 14:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 27, 1998.

In the third quarter of 1998 and the first and second quarters of 1997, certain adjustments were made which were not of a normal and recurring nature. As described in Note 9, income in 1998 was decreased by a special pretax charge of $19.4 million, or $0.32 per basic share ($0.31 per diluted share) after tax, and income in 1997 was increased by a special pretax credit of $31.5 million, or $0.37 per basic share ($0.36 per diluted share) after tax. Refer to Note 9 for a further discussion of special charges (credits).

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                          First     Second    Third     Fourth    Year
1998                                  (In thousands, except per share data)

Net sales                $414,145  $541,944  $499,360  $444,084  $1,899,533

Gross profit             $152,218  $232,597  $189,878  $165,953  $  740,646

Net income               $  9,786  $ 39,538  $  9,081  $  9,379  $   67,784

Net income per
  common share - basic   $   0.27  $   1.09  $   0.25  $   0.26  $     1.87

Net income per
  common share - diluted $   0.26  $   1.06  $   0.24  $   0.25  $     1.81


                          First       Second      Third     Fourth      Year
1997                                  (In thousands, except per share data)

Net sales                $398,781    $520,585    $489,491  $412,447  $1,821,304

Gross profit             $142,580    $217,452    $187,333  $142,329  $  689,694

Net income               $  8,045    $ 51,018    $ 17,439  $  5,758  $   82,260

Net income per
  common share - basic   $   0.21    $   1.37    $   0.47  $   0.16  $     2.21

Net income per
  common share - diluted $   0.21    $   1.34    $   0.46  $   0.15  $     2.16


ITEM 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

WILLIAM K. COORS (Age 82) is chairman of the board and president of Adolph Coors Company (ACC or the Company) and has served in such capacities since 1970 and 1989, respectively. He has served as a director since 1940. He is the chairman of the Executive Committee. He is also a director and chairman of the board of Coors Brewing Company (CBC) and ACX Technologies, Inc. (ACX).

JOSEPH COORS (Age 81) is vice chairman of ACC and has served in that capacity since 1975. He has served as a director since 1942. He retired from day-to-day operations in December 1987. He is a member of the Executive Committee and the Audit Committee. He is also a director of CBC. He was a director of ACX from October 1992 until his resignation in July 1996 and now is director emeritus.

PETER H. COORS (Age 52) is vice president of ACC and chief executive officer and vice chairman of CBC and has served in that capacity since 1993. He has served as a director of ACC since 1973. Prior to 1993, he served as executive vice president of ACC and chairman of the brewing group. He served as interim treasurer and chief financial officer from December 1993 to February 1995. He is also a director of CBC. He is a member of the Executive Committee. In his career at CBC, he has served in a number of different positions, including divisional president of sales, marketing and administration and secretary (1982-1985); senior vice president, sales and marketing (1978-1982); vice president (1976-1978); and assistant secretary and assistant treasurer (1974-1976). Since March 1996, he has been a director of U.S. Bancorp. Since 1997, he has been a director of Energy Corporation of America.

W. LEO KIELY III (Age 52) became president and chief operating officer of CBC as of March 1, 1993. He was named a director of ACC and CBC in August 1998. Prior to joining CBC and from 1991 - 1993, he served as division vice president and then division president of the Frito-Lay, Inc. subsidiary of PepsiCo in Plano, Texas. From 1989-1991, he served as senior vice president of field operations, overseeing the operations of Frito-Lay's four regional business teams. He serves on the board of directors of Sunterra Resorts, Inc. and the National Association of Manufacturers. He also serves on the Metropolitan State College of Denver, the Foundation Board and the Denver Center for the Performing Arts. He is also a national trustee of the Boys & Girls Clubs of America and chair of the 1998 Denver United Way campaign.

J. BRUCE LLEWELLYN (Age 71) served as a director from 1989 until May 1998, at which time he retired. He was a member of the Audit Committee until May 1996 and was the chairman of the Compensation Committee until he retired. He was also a director of CBC. He is an attorney and is involved in the management of several businesses in which he is an investor. He is currently the chairman of the board and chief executive officer of Philadelphia Coca Cola Bottling Co., Inc. He is also a director of Teleport Communications Group, Inc.

LUIS G. NOGALES (Age 55) has served as a director since 1989. He is a member of the Audit Committee and was a member of the Compensation Committee until May 1996. In May 1998, he was named the chairman of the Compensation Committee. He is also a director of CBC. He is president of Nogales Partners, an acquisition firm (1990-present). In the past, he was chairman and chief executive officer of Embarcadero Media (1992-1997); president of Univision, the nation's largest Spanish language television network (1986-1988); and chairman and chief executive officer of United Press International (1983-1986). He is also a director of Southern California Edison Company, Edison International and Kaufman and Broad Home Corporation.

PAMELA H. PATSLEY (Age 42) joined the Company as a director in November of 1996. She is also a director of CBC. She chairs the Audit Committee and is a member of the Compensation Committee. She is president, chief executive officer and a director of Paymentech, Inc. in Dallas. She began her career with First USA, Inc. in 1985 as a founding officer of the company. Before joining First USA, Patsley was with KPMG Peat Marwick. She is also a director of Message Media, Inc.

WAYNE R. SANDERS (Age 51) joined the Company as a director in February of 1995. He is a member of the Compensation Committee and the Audit Committee. He is also a director of CBC. He is chairman of the board and chief executive officer of Kimberly-Clark (K-C) Corporation in Dallas. Sanders joined K-C in 1975 as a senior financial analyst. For the past 20 years, he has served in a number of positions with K-C. He was named to his current position in 1992. Prior to that, he served as president and chief executive officer (1991), and as president, World Consumer, Nonwovens and Service and Industrial Operations
(1990). He was elected to K-C's board of directors in August 1989. He is also a director of Texas Instruments Incorporated and Chase Bank of Texas, a trustee of Marquette University and a national trustee of the Boys and Girls Clubs of America.

ALBERT C. YATES (Age 56) joined the Company as a director in August of 1998.
He is a member of the Compensation Committee and the Audit Committee. He is also a director of CBC. He is president of Colorado State University in Fort Collins, Colorado, and chancellor of Colorado State University System. He is a member of the board of First Interstate Bank. He has served on the board of the Fort Collins Chamber of Commerce and the Federal Reserve Bank of Kansas City-Denver Branch. He is a founder of the Cultural Diversity Task Force in Fort Collins.

(b)  Executive Officers

Of the above directors, William K. Coors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC (as defined by Securities and Exchange Commission
(SEC) rules) at March 1, 1999:

CARL L. BARNHILL (Age 50) joined CBC in May 1994 as senior vice president of sales. Barnhill brings more than 20 years of marketing experience with consumer goods companies. Most recently, he was vice president of selling systems development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay in various senior sales and marketing positions.

L. DON BROWN (Age 53) joined CBC in July 1996 as senior vice president of operations and technology. Prior to joining CBC, he served as senior vice president of manufacturing and engineering at Kraft Foods where his responsibilities included manufacturing, engineering and operations quality functions. During his years at Kraft from 1971-1996, he held several positions of increasing responsibility in the manufacturing and operations areas.

ROBERT W. EHRET (Age 54) joined CBC in May 1994 as senior vice president, human resources. Prior to joining CBC, Ehret served as senior vice president of human resources for A.C. Nielsen. From 1983-1989, Ehret worked for PepsiCo Inc. as director of employee relations and personnel director for two of PepsiCo's international divisions based in Tokyo and London.

PETER M. R. KENDALL (Age 52) joined CBC in January 1998 as senior vice president and chief international officer. Before joining Coors, he was executive vice president of operations and finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park, California. From 1995-1996, Kendall was president of book operations for McGraw Hill Companies. From 1981-1994, Kendall worked in leadership positions for Pepsi Cola International. In 1992, he was appointed vice president of marketing and business development and senior vice president of PepsiCo Wines and Spirits.

ROBERT D. KLUGMAN (Age 51) was named CBC's senior vice president of corporate development in May 1994. In 1993, he was vice president of corporate development. Prior to that, he was vice president of brand marketing, a position he held from 1981-1987 and again from 1990-1993. From 1987-1990, he was vice president of international, development and marketing services. Before joining CBC, Klugman was a vice president of client services at Leo Burnett USA, a Chicago-based advertising agency.

NORMAN E. KUHL (Age 58) was named senior vice president of CBC's container business units in July 1997. Prior to that, he was vice president of CBC's container business units beginning January 1992, with responsibility for the can, glass and end manufacturing areas. His experience includes responsibility for warehousing, packaging, brewing, malting and utilities. He became vice president in 1978. In 1985, he became vice president and plant manager of the Company's packaging and finishing plant in Virginia. In 1990 and 1991, he served as vice president and plant manager of the brewery in Memphis.

KATHERINE L. MACWILLIAMS (Age 43) joined CBC in April 1996 as vice president and treasurer. During 1998, she was named vice president, international finance. Prior to joining CBC, she served as vice president of Capital Markets for UBS Securities in New York where she was responsible for the marketing of funding and asset-liability management products to U.S. corporate clients. She has also held a wide range of financial positions for The First National Bank of Chicago; Sears, Roebuck and Co.; and Ford Motor Company. She isa member of the board of directors for The Selected Funds.

MICHAEL A. MARRANZINO (Age 51) was named senior vice president and chief information officer in November 1997. Since 1994, he had served as CBC's senior vice president and chief international officer. Prior to that, he served as vice president and director of international marketing. He has been with CBC since 1976 and has held positions in the information technology and sales and marketing areas, including director of development, director for Coors and Coors Extra Gold brands, director of sales and marketing operations, director of field sales, director of sales operations and technology system designer.

PATRICIA J. SMITH (Age 55) was named corporate secretary of CBC and ACC in 1993. She also serves in the same capacity for the majority of CBC's subsidiaries. She served as assistant secretary of ACC and a number of its subsidiaries from 1990-1993. She has been with the Company since 1979. Prior to joining the Company, she acquired a broad business background in manufacturing, transportation and food brokerage through a variety of positions including corporate secretary and assistant treasurer.

OLIVIA M. THOMPSON (Age 48) was named vice president, controller of CBC in August 1997. Prior to joining CBC, Thompson was vice president of finance and systems for Kraft Foods, Inc.'s Foodservice Division. Thompson also previously served as vice president of business analysis for Kraft Foods. Prior to Kraft, Thompson worked at Inland Steel Industries, where she served as vice president of finance, and previous to that, corporate controller. She is a member of the Executive Leadership Council and currently serves as a member of the board of directors for PACE (Political Action Coors Employees).

M. CAROLINE TURNER (Age 49) was named senior vice president and general counsel for CBC in February 1997. She has served as vice president and assistant secretary of ACC and assistant secretary of CBC since January 1993. She served as vice president, general counsel and chief legal officer of CBC (1993-1996); and vice president, chief legal officer (1991-1992); and director, legal affairs (1986-1991) of ACC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen (1983-1986), an associate for Holme Roberts & Owen (1977-1982) and a clerk in the U.S. 10th Circuit Court of Appeals (1976-1977).

WILLIAM H. WEINTRAUB (Age 56) was named CBC's senior vice president of marketing in 1994. He joined CBC as vice president of marketing in July 1993. Prior to joining CBC, he directed marketing and advertising for Tropicana Products as senior vice president. From 1982-1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales.

TIMOTHY V. WOLF (Age 45) was named vice president and chief financial officer of ACC and senior vice president and chief financial officer of CBC in February 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as senior vice president of planning and human resources from 1993-1994. From 1989-1993, he served in several executive positions for The Walt Disney Company, including vice president, controller and chief accounting officer. Prior to Disney, Wolf spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Information Management Commission for the State of Colorado.

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

(c)  Significant Employees

None.

(d)  Family Relationships

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(e)  Business Experience

See discussion above in (a) and (b).

(f)  Involvement in Legal Proceedings

None.

(g)  Section 16 Disclosures

None.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

              ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                AWARDS               PAYOUTS

     NAME &  YEAR SALARY   BONUS    OTHER  RESTR  SECURITIES LTIP     ALL
  PRINCIPAL                        ANNUAL  ICTED  UNDERLYING PAYOUTS  OTHER
   POSITION       ($)       ($)      COMP   STOCK  OPTIONS       ($)

                            (a)    ($)(b)  ($)(c)   (#)(d)            ($)(e)

William K.   1998 307,100       0       0       0          0      0          0
Coors,
Chairman of  1997 294,672       0       0       0          0      0          0
the Board,CEO
of Adolph    1996 288,624       0       0       0          0      0     16,168
Coors Company

Peter H.     1998 599,065 292,032       0 241,484     82,200      0    767,338
Coors, Vice
Chairman &   1997 541,428 324,229       0       0    157,625      0  1,302,264
CEO of Coors
Brewing      1996 507,090       0       0       0     22,330      0     22,678
Company

W. Leo       1998 468,000 271,500       0  76,496     50,514      0    800,216
Kiely III,
President &  1997 424,692 263,593       0       0     92,451      0      9,392
COO of Coors
Brewing      1996 400,218       0       0       0     18,154      0      8,705
Company

L. Don       1998 374,504 144,202  61,476  42,008     18,859      0     20,139
Brown,
Senior VP,   1997 360,504 280,000 112,223       0     33,600      0      9,132
Operations &
Techonology  1996 180,346 580,000       0 800,000     58,333      0      3,467
of Coors
Brewing
Company

Peter M. R.  1998 325,000 133,900  83,746 138,983     17,512      0     30,905
Kendall,
Senior VP,   1997     N/A     N/A     N/A     N/A        N/A    N/A        N/A
Chief
Internat-    1996     N/A     N/A     N/A     N/A        N/A    N/A        N/A
ional Officer
of Coors Brewing
Company

(a) Amounts awarded under the Management Incentive Compensation Program.

(b) In 1998, Peter M. R. Kendall received perquisites including moving and relocation expenses of $62,098. In 1998 and 1997, L. Don Brown also received perquisites including moving and relocation expenses of $31,476 and $81,691, respectively. In 1996, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus.

(c) In 1998, 6,743 shares of restricted stock were granted to Peter H. Coors, 2,136 shares to W. Leo Kiely III, 1,173 shares to L. Don Brown and 4,068 shares to Peter M. R. Kendall. In 1996, 45,390 shares of restricted stock were granted to L. Don Brown. The restricted stock awards have a three-year vesting period from the date of grant and are based on continuous service during the vesting period. Dividends are paid to the holder of the grant during the vesting period. The values of the 1998 restricted stock grants as of December 27, 1998, were as follows: Peter H. Coors - $359,908; W. Leo Kiely III - $114,009; L. Don Brown - $62,609; and Peter M. R. Kendall - $217,130. L. Don Brown's 1996 grant was valued at $2,422,691 as of December 27, 1998.

No restricted stock grants were made in 1997 to any of the other named executives.

(d) See discussion under Item 11, Part II, for options issued in 1998.

(e) The amounts shown in this column are attributable to the officer life insurance other than group life, group term life insurance and the excess of fair market value over option price for stock options exercised in 1998.

Of the named executives, Peter H. Coors receives officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and a salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The Company provides term life insurance for W. Leo Kiely III, L. Don Brown and Peter M. R. Kendall. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 1998 annual benefit for each executive for both programs was: Peter H. Coors - $25,899; W. Leo Kiely III - $38,713; L. Don Brown - $16,395; and Peter
M. R. Kendall - $27,407.

The Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,800 each for Peter H. Coors, W. Leo Kiely III, L. Don Brown and Peter M. R. Kendall. Peter H. Coors and W. Leo Kiely III exercised stock options in 1998. Peter H. Coors also exercised stock options in 1997. See discussion in Item 11, Part III, for stock option exercises in 1998.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance-based executive compensation plans for 1998.

II. OPTION/SAR GRANTS TABLE

                     Option Grants in Last Fiscal Year

          INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                                                    AT ASSUMED RATES OF STOCK
                                                     PRICE APPRECIATION FOR
                                                         OPTION TERM

                       % OF TOTAL
  NAME    NUMBER OF   OPTIONS
         SECURITIES   GRANTED TO   EXERCISE
         UNDERLYING   EMPLOYEES    OR BASE
          OPTIONS     IN FISCAL     PRICE     EXPIRATION
          GRANTED     YEAR        ($/SHARE)     DATE         5%          10%

Peter H.   71,448     9%           $33.4063    01/02/08  $1,501,054  $3,803,966
Coors       3,705     1%           $52.3125    05/17/00  $   14,898  $   30,167
            7,047     1%           $52.3125    12/01/01  $   59,307  $  124,718

W. Leo     50,514     6%           $33.4063    01/02/08  $1,061,251  $2,689,418
Kiely III

L. Don     18,859     2%           $33.4063    01/02/08  $  367,910  $  932,357
Brown

Peter M.   17,512     2%           $33.4063    01/02/08  $  396,210  $1,004,073
R. Kendall

(a) Most grants vest one-third in each of the three successive years after the date of grant. As of December 27, 1998, the 1998 grants were 0% vested because of the one-year vesting requirement; however, they will vest 33-1/3% on the one-year anniversary of the grant dates. Peter H. Coors' two smaller grants are reload grants which vest immediately and use the initial grant option termination dates.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Value


                                NUMBER OF SECURITIES
                                    UNDERLYING        VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS       IN-THE-MONEY
           SHARES      VALUE       AT FY-END (#)      OPTIONS AT FY-END ($)
         ACQUIRED ON  REALIZED  EXERCIS-   UNEXER-    EXERCIS-      UNEXERCIS-
  NAME   EXERCISE (#)  ($)(a)   SABLE      CISABLE    ABLE          ABLE

Peter H.
Coors      19,979     736,277   226,194    150,929    $7,032,212    $4,114,878

W. Leo     38,655     756,293    67,813    112,149    $2,304,712    $3,093,810
Kiely III

L. Don          0           0    69,533     41,259    $2,451,330    $1,152,190
Brown

Peter M.        0           0         0     17,512    $        0    $  349,692
R. Kendall


(a) Values stated are the bargain element recognized in 1998, which is the difference between the option price and the market price at the time of exercise.

IV. LONG-TERM INCENTIVE PLAN AWARDS TABLE

The Long-Term Incentive Plan (LTIP) was canceled by the board of directors at the November 1996 board meeting.


V. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.


     AVERAGE ANNUAL
      COMPENSATION                         YEARS OF SERVICE
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

(a) Maximum permissible benefit under ERISA from the qualified retirement income plan for 1998 was $130,000. Annual compensation exceeding $160,000 is not considered in computing the maximum permissible benefit under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the qualified and non-qualified retirement plans and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors - $281,799 and 59 years; Peter H. Coors - $534,194 and 27 years; W. Leo Kiely III - $430,970 and 5 years; L. Don Brown - $377,519 and 3 years; and Peter M. R. Kendall - $325,000 and 1 year.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of January 1, 1998, in which the ratio of plan contributions to total compensation covered by the plan was approximately 1.0%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if: (1) the employee is at least age 62 when payments commence; or
(2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actually accrued under the pension formula is in the form of a straight life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1998 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $175,000, paid upon normal retirement.

In November 1998, the ACC board of directors approved changes to one of its defined benefit pension plans. The changes, which will result in an amendment to the plan, will be effective July 1, 1999, and will generally increase the benefits by approximately 20%.

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

In 1998, the NE members of the board of directors were paid 50% of the $32,000 annual retainer for the 1997-1998 term and 50% of the $32,000 annual retainer for the 1998-1999 term, as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office, transportation and secretarial support from CBC.

VII. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

CBC has no agreements with executives or employees providing employment for a set period.

L. Don Brown has an agreement that provided a guaranteed bonus of 80% of his base salary in 1996 and 1997. In addition, he received a $200,000 signing bonus and a $100,000 transitional bonus in 1996.

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Under the 1990 Equity Incentive Plan (1990 EI Plan), if there is a change in ownership of the Company, the options and restricted shares vest immediately.

VIII. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

J. Bruce Llewellyn, Luis G. Nogales, Pamela H. Patsley, Wayne R. Sanders and Albert C. Yates served on the Compensation Committee during 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of 5% of any class of voting securities as of March 15, 1999:

                 Name and address            Amount and nature
  Title of         of beneficial               of beneficial          Percent
   class               owner                     ownership            of class
  Class A     Adolph Coors, Jr. Trust,   1,260,000 shares for           100%
  common      Golden, Colorado;          benefit of William K.
  stock       William K. Coors; Joseph   Coors, Joseph Coors and
  (voting)    Coors; Joseph B. Coors;    May Coors Tooker and their
              Jeffrey H. Coors and       lineal descendants living
              Peter H. Coors, trustees   at distribution

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b).

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors and all executive officers and directors as a group as of March 15, 1999:

                                          Exercisable
                                            options/
                               Shares      restricted
Title of       Name of      beneficially    stocks                    Percent
 class    beneficial owner     owned        awards (b)    Total       of class
Class B   William K. Coors      320,807 (a)       --    320,807 (a)      (a)
common    Joseph Coors            2,444 (a)      168      2,612 (a)      (a)
stock     Peter H. Coors         48,679 (a)  295,200    343,879 (a)      (a)
(non-     W. Leo Kiely III       12,526      107,604    120,130
voting)   Luis G. Nogales         2,111          168      2,279
          Pamela H. Patsley         983          404      1,387
          Wayne R. Sanders        5,528          168      5,696
          Albert C. Yates            --          114        114
          L. Don Brown               --      133,582    133,582
          Peter M. R. Kendall        --        9,905      9,905

          All executive officers
          and directors as a
          group (21 persons) 17,344,141      716,171 18,060,312         51%

(a) William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees and beneficiaries or contingent beneficiaries in certain cases, of various trusts that own an aggregate of 16,687,111 shares of Class B common stock. These individuals, and others, are trustees of three other trusts owning 267,100 shares of Class B common stock. In certain of these trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represents 51% of the total number of shares of such class outstanding.

(b) This column represents exercisable options to purchase shares under the Company's 1990 EI Plan (as amended and restated) and the 1991 Equity Compensation Plan for Non-Employee Directors (as amended and restated) that could be exercised as of March 15, 1999. It reflects restricted stock awards granted under the 1990 EI Plan. Vesting in the restricted stock is over a three-year period from date of grant for employee/officers and at the end of the term for outside directors. In the event of a change in control of the Company, the options and restricted shares vest immediately.

(c)  Changes in Control

There are no arrangements that would later result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

In March 1998, the Company purchased the personal residence of W. Leo Kiely III, director and president and COO of CBC, for $962,500. This purchase price was based upon the average of two third-party appraisals. The appraisals were obtained from The Appraisal Advantage, LLC and Columbine Real Estate Services.

(b)  Certain Business Relationships

William K. Coors, a director of both ACC and ACX during 1998, and Peter H. Coors are trustees of one or more family trusts that collectively own all of ACC's voting stock and approximately 46% of ACX's common stock (see Security Ownership of Certain Beneficial Owners and Management in Item 12). Joseph Coors, a director of ACC during 1998, resigned as director of ACX in July 1996. ACC and ACX, or their subsidiaries have certain business relationships and have engaged or proposed to engage in certain transactions with one another, as described below.

When ACX was spun off in 1992, CBC entered into market-based, long-term supply agreements with certain ACX subsidiaries to provide CBC packaging, aluminum and starch products. Under the packaging supply agreement, CBC agreed to purchase all of its paperboard (including composite packages, labels and certain can wrappers) from an ACX subsidiary through 1997. In early 1997, this contract was modified and extended until at least 1999. In late 1998, this contract was again modified and extended through 2001. In early 1997, ACX's aluminum manufacturing business was sold to a third party. The aluminum contracts were canceled in 1995. Since late 1994, American National Can Company (ANC) has been the purchasing agent for the joint venture between ANC and CBC and has ordered limited quantities of can, end and tab stock from the now-former ACX subsidiary. Additionally, ANC purchased a small quantity of tab stock for the joint venture from this subsidiary in early 1997. Under the starch supply agreement, CBC agreed to purchase 100 million pounds of refined corn starch annually from an ACX subsidiary through 1997. In early 1997, this agreement was renegotiated, at slightly higher rates, and extended through 1999. In February 1999, ACX sold the assets of the subsidiary, which was party to the starch agreement, to an unaffiliated third party, who was assigned the starch supply agreement. CBC's total purchases under these agreements in 1998 were approximately $120 million. Purchases from the related parties in 1999 under the packaging and starch supply agreements are estimated to be approximately $103 million.

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

Certain ACC and ACX subsidiaries are parties to other miscellaneous market-based transactions. In 1998, CBC provided water and waste water treatment services to an ACX ceramics facility located on property leased from CBC, and CBC received real estate management and other services from the ACX real estate brokerage subsidiary. In addition, CBC purchased miscellaneous products from the ACX ceramics subsidiary, including certain ceramic can tooling for CBC's can lines. During 1998, CBC received approximately $285,000 in total and paid approximately $212,000 in total under these agreements and transactions. In 1999, CBC expects to pay approximately $179,000 and receive approximately $294,000 under these agreements.

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

(c)  Indebtedness of Management

Employee loans could be made with the exercise of stock options granted under the 1983 non-qualified Adolph Coors Company Stock Option Plan. No such loans were made or outstanding in 1998.

No member of management or another with a direct or indirect interest in ACC was indebted to the Company in excess of $60,000 in 1998.

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

December 27, 1998          $  557      $   42    $  --    ($  300)(a)   $  299

December 28, 1997          $  275      $1,627    $  --    ($1,345)(a)   $  557

December 29, 1996          $   30      $  393    $  --    ($  148)(a)   $  275


Allowance for certain
claims

Year ended

December 27, 1998          $1,500      $  400    $  --    ($1,316)(a)   $  584

December 28, 1997          $   --      $1,500    $  --     $   --       $1,500

December 29, 1996          $   --      $   --    $  --     $   --       $   --


Allowance for obsolete
inventories and supplies

Year ended

December 27, 1998          $5,214      $4,569    $  --    ($4,797)(a)   $4,986

December 28, 1997          $3,319      $7,193    $ 426    ($5,724)(a)   $5,214

December 29, 1996          $2,942      $4,941    $   3    ($4,567)(a)   $3,319


(a) Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(3)  Exhibits:

     Exhibit   3.1  -  Amended Articles of Incorporation.
                       (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

     Exhibit   3.2  -  By-laws, as amended and restated in August 1997.
                       (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 28, 1997)

     Exhibit   4.1  -  Form of Indenture for Adolph Coors Company Senior Debt
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

    Exhibit   10.3* -  1983 non-qualified Adolph Coors Company Stock Option
                       Plan, as amended effective February 13, 1992.
                       (Incorporated by reference to Exhibit 10.3 to Form 10-
                       K for the fiscal year ended December 29, 1991)

    Exhibit   10.4* -  Coors Brewing Company 1996 Annual Management Incentive
                       Compensation Plan. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended
                       December 29, 1996)

    Exhibit   10.5* -  Coors Brewing Company Long-Term Incentive Plan, 1994-
                       1996 Plan Cycle. (Incorporated by reference to Exhibit
                       10.5 to Form 10-K for the fiscal year ended December
                       25, 1994)

    Exhibit   10.6* -  Adolph Coors Company 1990 Equity Incentive Plan.
                       (Amended during 1999)(Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended
                       December 28, 1997)

    Exhibit   10.7* -  Coors Brewing Company Employee Profit - Sharing Program.
                       (Incorporated by reference to Exhibit 10.7 to Form 10-
                       K for the fiscal year ended December 31, 1995)

    Exhibit   10.8  -  Adolph Coors Company Non-Employee Director
                       Compensation Deferral Plan. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1989)

   *Represents a management contract.


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
                       (Incorporated by reference to Exhibit 10.12 to Form
                       10-K for the fiscal year ended December 31, 1989)

   	Exhibit   10.12 -  Adolph Coors Company Equity Compensation Plan for Non-
                       Employee Directors. (Amended during 1999)
                       (Incorporated by reference to Exhibit 10.12 to Form
                       10-K for the fiscal year ended December 28, 1997)

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

     Exhibit  10.15  -  Revolving Credit Agreement, dated as of October 23,
                        1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 28, 1997)

     Exhibit  10.16  -  Adolph Coors Company Stock Unit Plan. (Amended during
                        1999) (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997)

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

    *Represents a management contract.



     Exhibit  10.20* -  Coors Brewing Company 1998 Annual Management Incentive
                        Compensation Plan. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 28, 1997)

     Exhibit  10.21* -  Coors Brewing Company 1998 Deferred Compensation Plan.

     Exhibit  21     -  Subsidiaries of the Registrant.

     Exhibit  23     -  Consent of Independent Accountants.

     Exhibit  27     -  Financial Data Schedule

    *Represents a management contract.


(b)  Reports on Form 8-K

A report on Form 8-K dated August 14, 1998, was filed announcing plans for a Voluntary Severance Program for approximately 200 hourly employees at Coors Brewing Company's Golden facility. See further discussion in Item 8, Financial Statements, of this filing.

(c)  Other Exhibits

None.

(d)  Other Financial Statement Schedules

None.


                                 EXHIBIT 21

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT



The following table lists ACC's subsidiaries and the respective jurisdictions of their organization or incorporation as of December 27, 1998. All subsidiaries are included in ACC's consolidated financial statements.

                                                         State/country of
                                                         organization or
                Name                                     incorporation
Coors Brewing Company                                    Colorado
   Coors Brewing Company International, Inc.             Colorado
   Coors Brewing Iberica, S.A.                           Spain
   Coors Services, S.A.                                  Switzerland
   Coors Distributing Company                            Colorado
   Coors Energy Company                                  Colorado
    Gap Run Pipeline Company                             Colorado
   Coors Nova Scotia Co.                                 Canada
   Coors Global, Inc.                                    Colorado
   Coors Intercontinental, Inc.                          Colorado
   The Rocky Mountain Water Company                      Colorado
   The Wannamaker Ditch Company                          Colorado
   Coors Japan Company, Ltd.                             Japan
   Coors Brewing Company de Mexico, S. de R.L. de C.V.   Mexico
Coors Brewing International, Ltd.                        United Kingdom
Coors Export Ltd.                                        Barbados, West Indies
Coors Canada, Inc.                                       Canada

                                 EXHIBIT 23

                     Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-2761), (No. 33-35035), (No. 33-40730),
(No. 33-59979) and (No. 333-45869) of Adolph Coors Company of our report dated February 8, 1999, appearing on page 33 of this Form 10-K.


PricewaterhouseCoopers LLP

Denver, Colorado
March 26, 1999

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

By  /s/ Joseph Coors                          By  /s/ Albert C. Yates

       Joseph Coors                                  Albert C. Yates
       Vice Chairman

By  /s/ Peter H. Coors                        By  /s/ Luis G. Nogales

       Peter H. Coors                                Luis G. Nogales
       Chief Executive Officer
       Coors Brewing Company

By  /s/ W. Leo Kiely III                      By  /s/ Pamela H. Patsley

       W. Leo Kiely III                              Pamela H. Patsley
       President and
       Chief Operating Officer
       Coors Brewing Company

By  /s/ Wayne R. Sanders

       Wayne R. Sanders


March 26, 1999


/TEXT>