Form 10-Q
period 1999-03-28
COORS ADOLPH CO
filed 1999-05-12
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended March 28, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 1999:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,624,070 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Thirteen weeks ended
                                                     March 28,      March 29,
                                                         1999           1998
                                          (In thousands, except per share data)

Sales - domestic and international                   $525,834       $501,014
Less:  beer excise taxes                               85,972         86,869

Net sales                                             439,862        414,145

Cost of goods sold                                    272,382        262,329

  Gross profit                                        167,480        151,816

Marketing, general and administrative                 149,358        136,820

  Operating income                                     18,122         14,996

Other income - net                                      1,440          1,047

  Income before income taxes                           19,562         16,043

Income tax expense                                      7,580          6,257

  Net income                                           11,982          9,786

Other comprehensive expense, net of tax:
  Foreign currency translation adjustments             (2,181)        (1,104)
  Unrealized gain on securities and derivative
    instruments, net of reclassification
    adjustment                                           (247)            --

  Comprehensive income                               $  9,554       $  8,682

Net income per common share - basic                  $   0.33       $   0.27
Net income per common share - diluted                $   0.32       $   0.26


Weighted average number of outstanding
  common shares - basic                                36,659         36,418
Weighted average number of outstanding
  common shares - diluted                              37,552         37,415

Cash dividends declared and paid per
  common share                                       $   0.15       $   0.15


See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                  March 28,   December 27,
                                                      1999           1998
                                                      (In thousands)
Assets

Current assets:
  Cash and cash equivalents                    $   139,058    $   160,038
  Short-term marketable investments                 37,086         96,190
  Accounts and notes receivable, net               138,586        126,609

  Inventories:
    Finished                                        31,771         38,520
    In process                                      29,646         24,526
    Raw materials                                   21,525         34,016
    Packaging materials                              8,146          5,598

  Total inventories                                 91,088        102,660

  Other assets                                      59,037         63,494

    Total current assets                           464,855        548,991

Properties, at cost and net                        712,067        714,441

Long-term marketable investments                    31,444         31,444
Other assets                                       215,943        165,722

    Total assets                               $ 1,424,309    $ 1,460,598


See notes to consolidated financial statements.                     (Continued)



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                  March 28,   December 27,
                                                      1999           1998
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   130,612    $   143,899
  Accrued expenses and other liabilities           181,866        200,013
  Current portion of long-term debt                 25,000         40,000

      Total current liabilities                    337,478        383,912

Long-term debt                                     105,000        105,000

Deferred tax liability                              61,854         65,779

Other long-term liabilities                        132,992        131,109

      Total liabilities                            637,324        685,800

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,534,659 in
    1999 and 35,395,306 in 1998)                     8,488          8,428

      Total capital stock                            9,748          9,688

  Paid-in capital                                   18,585         10,505
  Retained earnings                                763,006        756,531
  Accumulated other comprehensive loss              (4,354)        (1,926)

      Total shareholders' equity                   786,985        774,798

Total liabilities and shareholders' equity     $ 1,424,309    $ 1,460,598


See notes to consolidated financial statements.                     (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Thirteen weeks ended
                                                   March 28,      March 29,
                                                       1999           1998
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                      $  11,982      $   9,786
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures           (7,054)        (6,893)
      Depreciation and amortization                  30,574         28,462
      Loss on sale or abandonment of
        properties                                      617            792
      Deferred income taxes                          (4,218)        (1,014)
  Change in operating assets and liabilities        (70,303)        (8,778)

       Net cash (used in) provided by
         operating activities                       (38,402)        22,355

Cash flows from investing activities:
  Purchases of investments                               --        (12,165)
  Sales and maturities of investments                58,955         15,134
  Capital expenditures                              (28,366)       (15,944)
  Proceeds from sales of properties                     181             60
  Distributions from joint ventures                   3,790            500
  Other                                                 728           (166)

       Net cash provided by (used in)
         investing activities                        35,288        (12,581)

Cash flows from financing activities:
  Issuances of stock under stock plans                6,941          1,149
  Purchases of stock                                 (3,496)       (22,697)
  Dividends paid                                     (5,527)        (5,477)
  Payment of current portion of long-term debt      (15,000)            --
  Other                                                (515)          (703)

       Net cash used in financing activities        (17,597)       (27,728)

Cash and cash equivalents:
  Net decrease in cash and cash equivalents         (20,711)       (17,954)
  Effect of exchange rate changes on
    cash and cash equivalents                          (269)          (156)
  Balance at beginning of year                      160,038        168,875

  Balance at end of quarter                       $ 139,058      $ 150,765


See notes to consolidated financial statements.

                    ADOLPH COORS COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 28, 1999

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at March 28, 1999, and the results of its operations and its cash flows for the three months ended March 28, 1999. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 27, 1998. The results of operations for the three months ended March 28, 1999 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Hedging transactions: In the normal course of business, the Company is exposed to changes in interest rates and fluctuations in the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments including forward exchange contracts, options and swap agreements to manage certain of the exposures that it considers practical to do so. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's objective in managing its exposure to fluctuations in foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in exchange rates. To achieve this objective, the Company primarily enters into forward exchange contracts and options whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows and any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. Instruments related to existing assets and liabilities do not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) as they relate to existing assets denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated assets and liabilities are recorded currently in earnings.

The Company's objective in managing its exposure to interest rates is to limit the adverse impact that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company primarily uses interest rate swaps whose value changes in the opposite direction to the value of the underlying assets or cash flows. The Company designates these instruments as cash flow hedges. The cash flows of the swap will directly offset those of the underlying exposures. Any gains or losses recognized upon early termination of the swaps are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income.

The Company has adopted all of the provisions of FAS 133 for the quarter ended March 28, 1999. The impact on the Company's financial position and results of operations are considered to be immaterial.

Statements of cash flows - Cash paid for interest during the first quarter of 1999 and 1998 was $4.4 million and $3.9 million, respectively. Cash paid for income taxes during the first quarter of 1999 and 1998 was $1.2 million and $1.5 million, respectively. During the first quarter of 1999 and 1998, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $.1 million and $2.5 million, respectively. Also during the first quarter of 1999 and 1998, equity was increased by the non-cash tax effects of the issuances of stock under the Company's stock plans of $4.6 million and $.4 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

3. COMMITMENTS AND CONTINGENCIES

Supply contracts - In April 1999, the Company entered into a long-term starch supply contract with an unaffiliated third-party to purchase starch used in production. The contract does not commence until fiscal 2000 and provides for the Company to purchase certain minimum levels of material for a five-year term. The agreement also has a successive automatic renewal for 10 years, unless canceled in any year at the election of either party. With the addition of this contract, the approximate total future purchase commitments under all the third-party supply contracts are $680 million for contract terms expiring in 2001 through 2005.

4. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                              Thirteen weeks ended

                                               March 28,     March 29,
                                                   1999          1998

                                      (In thousands, except per share data)
Net income available to
  common shareholders                           $11,982       $ 9,786

Weighted average shares
  for basic EPS                                  36,659        36,418

Basic EPS                                         $0.33         $0.27

Effect of dilutive securities:
  Stock options                                     773           883
  Contingent shares not included
   in shares outstanding
   for basic EPS                                    120           114

Weighted average shares
  for diluted EPS                                37,552        37,415

Diluted EPS                                       $0.32         $0.26

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Continuing Operations

Sales and volume - ACC reported net sales of $439.9 million for the three months ended March 28, 1999, representing an increase of 6.2% over the same period of 1998. Net sales for the three months ended March 28, 1999, were impacted favorably by a unit volume increase of 0.9%; CBC sold 4,734,000 barrels of malt beverages in the first quarter of 1999 compared to sales of 4,691,000 barrels in the first quarter of 1998. The increase in volume was primarily a result of increased export sales, partially offset by decreased sales in a few key domestic markets. Net sales for the three months ended March 28, 1999, were also impacted favorably by higher export sales, which generate greater net revenue per barrel than domestic volume, and by improved domestic gross realizations per barrel due to increased pricing, reduced discounting and mix improvement toward higher-net-revenue product sales.

Gross profit - Gross profit in the first quarter of 1999 was $167.5 million up 10.3% from the first quarter of 1998. As a percentage of net sales, gross profit increased to 38.1% from 36.7% in the three months ended March 28, 1999. The increase was due to the increased net revenue per barrel, as discussed above, partially offset by increased cost of goods sold. Cost of goods sold per barrel increased as a result of a shift in product demand towards more expensive products and packages, as well as increased production and labor costs incurred in the packaging areas. These increases were partially offset by decreases primarily due to production leverage and reduced packaging materials costs for certain materials. A portion of the incremental production and labor costs incurred in the packaging areas was due to difficulties encountered with glass bottle supply quality and retraining associated with the restructuring initiated in the fall of 1998. Some of the incremental production and labor costs are not expected to recur in future quarters.

Operating income - Operating income was $18.1 million for the three months ended March 28, 1999, compared to $15.0 million for the same period a year earlier. This increase was primarily due to the increase in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose in the first quarter of 1999 primarily due to higher spending on marketing and promotions. Other information technology and Year 2000 systems remediation related expenses were also higher in the first quarter of 1999 compared to the same period in 1998.

Non-operating income and expense - Net non-operating income for the three months ended March 28, 1999, improved from the same period of 1998 primarily because of reductions in net interest expense. The decrease in net interest expense in 1999 compared to 1998 was attributable to an increase in capitalized interest and lower outstanding principal balances of ACC's medium-term notes.

Effective tax rate - The consolidated effective tax rate for the three months ended March 28, 1999 was 38.75% compared to 39.0% for the same period in 1998.

Net income - Net earnings for the three months ended March 28, 1999, were $12.0 million, or $0.33 per basic share ($0.32 per diluted share). This compares to net earnings of $9.8 million, or $0.27 per basic share ($0.26 per diluted share), for the three months ended March 29, 1998.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 28, 1999, ACC had working capital of $127.4 million, and its net cash position was $139.1 million compared to $160.0 million as of December 27, 1998. In addition to its cash resources, ACC had short-term, highly liquid investments of $37.1 million as of March 28, 1999, compared to $96.2 million as of December 27, 1998. ACC also had $31.4 million of marketable securities with maturities exceeding one year as of March 28, 1999 and December 27, 1998. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated near-term capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash used by operating activities was $38.4 million for the three months ended March 28, 1999, compared to net cash provided of $22.4 million for the same period of 1998. The decrease in operating cash is primarily due to a $48-million contribution to the Company's defined benefit pension plan made in January 1999, which is reflected in Other assets on the balance sheet. This contribution was made as a result of changes approved by the ACC board of directors, which will result in an amendment to the Company's defined benefit pension plan. The amendment will be effective July 1, 1999, and will result in an increase to the projected benefit obligation of approximately $48 million.

Investing activities - During the first three months of 1999, ACC received $35.3 million from net investing activities compared to spending $12.6 million during the first three months of 1998. The net impact of ACC's marketable investment activities was a cash inflow of $59.0 million during the first three months of 1999, compared to $3.0 million during the same period of 1998. This increase is mainly due to a larger balance of securities maturing in the first quarter of 1999 compared to the same period in 1998. Capital expenditures increased to $28.4 million for the three months ended March 28, 1999, from $15.9 million a year earlier. ACC received $3.8 million in distributions from joint ventures during the first three months of 1999, compared to $0.5 million during the same period of 1998.

Financing activities - ACC spent $17.6 million on financing activities during the three months ended March 28, 1999, compared to $27.7 million in 1998. Cash was used primarily for similar purposes in both 1999 and 1998. The 1999 uses were primarily for purchases of $2.4 million of Class B common stock under the stock repurchase program, dividend payments of $5.5 million and principal payments on debt of $15 million.

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

- a continued shift in consumer preferences away from products packaged in aluminum cans, which are more profitable, toward bottled products;

- a potential shift in consumer preferences towards products and packages that would require additional capacity;

- the potential reduction in sales revenues due to decreases in sales volumes in certain key domestic and export markets;

- the intensely competitive, slow-growth nature of the beer industry;

- demographic trends and social attitudes that can reduce beer sales;

- the continued growth in the popularity of imports and other specialty beers;

- increases in the cost of aluminum, paper packaging and other raw materials;

- a continued shift in the competitive environment towards increased marketing and advertising spending and significant increases in the costs of marketing and advertising;

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

- the potential impact of further industry consolidation and the change in the competitive environment given the sale of Stroh;

- the impact on CBC's distribution system of the acquisition of Stroh and Pabst brands by Miller;

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social and economic factors;

- significant increases in the estimated costs of the Year 2000 project and/or planned capital expenditures; and

- the risk that computer systems of the Company or its significant suppliers or customers may not be Year 2000 compliant.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

Outlook

The Company's performance in the first three months of 1999 benefited from export volume gains, which are expected to continue throughout 1999 and 2000, although, not necessarily at the same rates experienced in the first quarter of 1999. The pricing environment is expected to continue to be favorable in comparison to the past few years. Continuing value-pack activity or an increase in price discounting could have an unfavorable impact on top-line performance due to lower margins.

For fiscal year 1999, product and packaging costs per barrel are expected to be up slightly due to a shift in product demand to higher-cost products and packages, while freight and fixed costs are expected to be down slightly. Significant changes in market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Marketing, general and administrative costs are expected to increase at a rate similar to the 1998 increase. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. The competitive battleground has shifted to marketing and advertising, which may result in the incremental revenue generated by price increases being spent on advertising.

See the item titled Year 2000 under Contingencies, below, for a discussion of the expected financial impact of this issue.

Net interest should continue its favorable trends based on CBC's lower outstanding debt relative to its 1998 financial position. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in non-interest-bearing assets with longer-term returns. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1998.

The effective tax rate for the rest of 1999 is not expected to differ significantly from the rate applied to income during the first three months of the year. The level and mix of pretax income for 1999 could affect the actual rate for the year.

In 1999, CBC has planned capital expenditures (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) in the range of $90 to $100 million. Recently, there has been a rapid expansion in market place demand for longneck bottles and value-pack cans. To effectively meet the increasing demand for these packages, the Company may accelerate certain planned capital expenditures into fiscal 1999 to increase capacity and flexibility at its current facilities. If the Company determines that such projects will be undertaken in 1999, capital spending will exceed the range discussed above. In addition to CBC's 1999 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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

As of March 28, 1999, the Application Remediation element is on schedule, with 92% of the analysis completed, 85% of the remediation completed and 61% of the testing completed. Remediation of systems considered critical to ACC's business is expected to be completed by June 1999, and remediation of non-critical systems is planned to be completed by September 1999.

The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been initiated.

The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which are generally on schedule and are expected to be completed by June 1999. The financial impact to ACC is anticipated to be in the range of approximately $12 million to $15 million for 1999. The anticipated expenditures in 2000 are minimal. The total amount expended on the Year 2000 project through March 28, 1999, was approximately $27 million.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and others, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The efforts undertaken with the Company's Year 2000 project are expected to significantly reduce ACC's level of uncertainty about the Year 2000 problem and provide greater assurance about the Year 2000 readiness of its Extended Enterprise.

Contingency planning for the Application Remediation and the Extended Enterprise elements began in October 1998, with initial plans completed in March 1999. The Company will monitor third-party distributors for Year 2000 readiness and will develop a contingency plan if a distributor is deemed critical to the Company's operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Exposures, Policies and Procedures

In the normal course of business, the Company is exposed to changes in interest rates and fluctuations in the value of foreign currencies. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments including forward exchange contracts, options and swap agreements to manage certain of the exposures that it considers practical to do so. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments. The Company's objective in managing its exposure to interest rates is to limit the adverse impact that changes in interest rates might have on earnings and cash flow. To achieve this objective, the Company primarily uses interest rate swaps whose value changes in the opposite direction to the value of the underlying assets or cash flow.

The Company's objective in managing its exposure to fluctuations in foreign currency exchange rates is to decrease the volatility of earnings and cash flows associated with changes in exchange rates. By policy, the Company enters into hedges to limit the potential loss due to fluctuations in currency exchange rates below a maximum amount of earnings. The Company has entered into forward contracts and options whose value changes as the foreign currency exchange rates change to protect the value of its foreign currency commitments and revenues. The gains and losses in those contracts offset changes in the value of the related exposures. The primary currencies hedged are the Canadian dollar, the Japanese yen and the Spanish peseta. The Company does not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries.

Interest Rates

As of March 28, 1999, the fair value of the Company's debt is estimated at $132.1 million. This exceeded its carrying value by approximately $2.1 million. The estimated market risk, defined as the potential change in fair value of the debt resulting from a hypothetical 10% adverse change in interest rates, amounted to $2.2 million as of March 28, 1999. The Company also had $5.0 million of variable rate debt outstanding as of March 28, 1999. A 10% adverse change in interest rates would not have a material adverse impact on the Company's earnings or cash flows.

The Company's cash and short-term investments are primarily floating rate instruments. A 10% adverse change (decline) in interest rates would decrease the Company's 1999 pretax earnings by approximately $0.6 million. This amount is net of the offsetting positive impact of the interest rate hedges entered into to effectively fix interest on variable rate investments. The notional amount of interest rate swaps outstanding as of March 28, 1999, was $20.0 million.

Other Assets

The Company also has certain other long-term assets with a book value of $16.5 million. Due to the long-term nature of these investments, the Company has not currently entered into any related derivative instruments. While the Company does not currently anticipate suffering any losses related to these assets, the potential loss in fair value from a hypothetical 10% adverse change amounted to $1.7 million as of March 28, 1999.

Foreign Currency Exchange Rates

The Company has entered into foreign currency forwards and options for terms generally less than one year. The primary currencies hedged in this manner include the Canadian dollar, Japanese yen and Spanish peseta. The notional amount of forward contracts and options purchased was $20.3 million as of March 28, 1999. The potential loss in fair value for net currency positions of outstanding foreign currency contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates was $2.1 million.


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


                                  ADOLPH COORS COMPANY




                                  By /s/ Olivia M. Thompson

                                  Olivia M. Thompson
                                  Vice President, Controller
                                 (Principal Accounting Officer)



May 12, 1999





17