Form 10-Q
period 1999-06-27
COORS ADOLPH CO
filed 1999-08-11
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended June 27, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 1999:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,548,244 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Thirteen weeks ended
                                                      June 27,       June 28,
                                                         1999           1998
                                          (In thousands, except per share data)

Sales - domestic and international                   $690,691       $654,893
Less:  beer excise taxes                              115,123        112,949

Net sales                                             575,568        541,944

Cost of goods sold                                    315,220        309,788

  Gross profit                                        260,348        232,156

Marketing, general and administrative                 186,638        167,507

  Operating income                                     73,710         64,649

Other income - net                                      1,769            167

  Income before income taxes                           75,479         64,816

Income tax expense                                     29,248         25,278

  Net income                                         $ 46,231       $ 39,538

Net income per common share - basic                  $   1.26       $   1.09
Net income per common share - diluted                $   1.23       $   1.06

Weighted average number of outstanding
  common shares - basic                                36,741         36,158
Weighted average number of outstanding
  common shares - diluted                              37,435         37,320

Cash dividends declared and paid per
  common share                                       $  0.165       $  0.150


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                   Twenty-six weeks ended
                                                      June 27,       June 28,
                                                         1999           1998
                                          (In thousands, except per share data)

Sales - domestic and international                 $1,216,525     $1,155,907
Less:  beer excise taxes                              201,095        199,818

Net sales                                           1,015,430        956,089

Cost of goods sold                                    587,602        572,117

  Gross profit                                        427,828        383,972

Marketing, general and administrative                 335,996        304,327

  Operating income                                     91,832         79,645

Other income - net                                      3,209          1,214

  Income before income taxes                           95,041         80,859

Income tax expense                                     36,828         31,535

  Net income                                       $   58,213     $   49,324

Net income per common share - basic                $     1.59     $     1.36
Net income per common share - diluted              $     1.55     $     1.32

Weighted average number of outstanding
  common shares - basic                                36,700         36,288
Weighted average number of outstanding
  common shares - diluted                              37,495         37,368

Cash dividends declared and paid per
  common share                                     $    0.315     $    0.300


See notes to consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 27,   December 27,
                                                      1999           1998
                                                      (In thousands)
Assets

Current assets:
  Cash and cash equivalents                    $   215,405    $   160,038
  Short-term marketable investments                 31,038         96,190
  Accounts and notes receivable, net               190,652        126,609

  Inventories:
    Finished                                        49,576         38,520
    In process                                      26,567         24,526
    Raw materials                                    9,998         34,016
    Packaging materials                              8,753          5,598

  Total inventories                                 94,894        102,660

  Other assets                                      73,410         63,494

    Total current assets                           605,399        548,991

Properties, at cost and net                        721,809        714,441

Long-term marketable investments                    26,426         31,444
Other assets                                       225,161        165,722

    Total assets                               $ 1,578,795    $ 1,460,598


See notes to consolidated financial statements.                     (Continued)


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   June 27,   December 27,
                                                      1999           1998
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                             $   222,907    $   143,899
  Accrued expenses and other liabilities           226,202        200,013
  Current portion of long-term debt                 15,000         40,000

      Total current liabilities                    464,109        383,912

Long-term debt                                     105,000        105,000

Deferred tax liability                              61,025         65,779

Other long-term liabilities                        129,847        131,109

      Total liabilities                            759,981        685,800

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,516,406 in
    1999 and 35,395,306 in 1998)                     8,456          8,428

      Total capital stock                            9,716          9,688

  Paid-in capital                                   10,453         10,505
  Retained earnings                                802,986        756,531
  Accumulated other comprehensive loss              (4,341)        (1,926)

      Total shareholders' equity                   818,814        774,798

Total liabilities and shareholders' equity     $ 1,578,795    $ 1,460,598


See notes to consolidated financial statements.                    (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Twenty-six weeks ended
                                                    June 27,       June 28,
                                                       1999           1998
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                      $  58,213      $  49,324
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures          (15,897)       (16,526)
      Depreciation and amortization                  64,366         57,771
      Loss on sale or abandonment of
        properties                                    2,194          1,462
      Deferred income taxes                          (5,610)        (3,159)
  Change in operating assets and liabilities         (7,253)         6,781

       Net cash provided by operating
         activities                                  96,013         95,653

Cash flows from investing activities:
  Purchases of investments                           (4,170)       (13,165)
  Sales and maturities of investments                74,009         35,342
  Capital expenditures                              (79,259)       (37,439)
  Proceeds from sales of properties                     210            404
  Distributions from joint ventures                   8,485          4,969
  Other                                                 753           (343)

       Net cash provided by (used in)
         investing activities                            28        (10,232)

Cash flows from financing activities:
  Issuances of stock under stock plans                8,937          2,814
  Purchases of stock                                (13,308)       (25,582)
  Dividends paid                                    (11,607)       (10,920)
  Payment of current portion of long-term debt      (25,000)       (27,500)
  Other                                                 506            (76)

       Net cash used in financing activities        (40,472)       (61,264)

Cash and cash equivalents:
  Net increase in cash and cash equivalents          55,569         24,157
  Effect of exchange rate changes on
    cash and cash equivalents                          (202)          (127)
  Balance at beginning of year                      160,038        168,875

  Balance at end of quarter                       $ 215,405      $ 192,905


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 27, 1999

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at June 27, 1999, and the results of its operations and its cash flows for the thirteen and twenty-six weeks ended June 27, 1999. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 27, 1998. The results of operations for the thirteen and twenty-six weeks ended June 27, 1999 are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Hedging transactions - In the normal course of business, the Company is exposed to changes in interest rates, fluctuations in the value of foreign currencies and fluctuations in production and packaging materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments including forward exchange contracts, options and swap agreements to manage certain of the exposures that it considers practical to do so. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's objective in managing its exposure to changes in interest rates, fluctuations in foreign currency exchange rates and fluctuations in production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income. Instruments entered into that relate to existing foreign currency assets and liabilities do not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) as they relate to existing assets and liabilities denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated assets and liabilities are recorded currently in earnings.

To manage its exposures, the Company has entered into various financial instruments including forward exchange contracts, options and swap agreements. The Company has designated these instruments as cash flow hedges. The Company has partially hedged its exposure to the variability in future cash flows relating to fluctuations in interest rates, foreign exchange rates and certain production and packaging materials prices for terms extending from July 1999 through March 2002.

The Company adopted FAS 133 as of January 1999. The impact on the Company's financial position and results of operations are considered to be immaterial.

Statements of cash flows - Cash paid for interest for the six months ended June 27, 1999 and June 28, 1998, was $5.9 million and $7.6 million, respectively. Cash paid for income taxes for the six months ended June 27, 1999 and June 28, 1998, was $5.3 million and $22.3 million, respectively. During the six month periods ended June 27, 1999 and June 28, 1998, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $0.3 million and $2.5 million, respectively. Also during the second quarter of 1999 and 1998, equity was increased by the non-cash tax effects of the issuances of stock under the Company's stock plans of $5.5 million and $6.7 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

3. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                Thirteen weeks ended   Twenty-six weeks ended
                                June 27,     June 28,   June 27,      June 28,
                                   1999         1998       1999          1998
                                     (In thousands, except per share data)
Net income available to
  common shareholders           $46,231      $39,538    $58,213       $49,324

Weighted average shares
  for basic EPS                  36,741       36,158     36,700        36,288

Basic EPS                         $1.26        $1.09      $1.59         $1.36

Effect of dilutive securities:
  Stock options                     618        1,030        696           957
   Contingent shares not
   included in shares
   outstanding for basic EPS         76          132         99           123

Weighted average shares
  for diluted EPS                37,435       37,320     37,495        37,368

Diluted EPS                       $1.23        $1.06      $1.55         $1.32

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.

4. OTHER COMPREHENSIVE INCOME

                                Thirteen weeks ended   Twenty-six weeks ended
                                June 27,     June 28,   June 27,      June 28,
                                   1999         1998       1999          1998
                                                 (In thousands)

Net Income                      $46,231      $39,538    $58,213       $49,324

Other comprehensive income
 (expense), net of tax:
   Foreign currency translation
    adjustments                    (792)         237     (2,973)         (867)
   Unrealized gain on available-
    for-sale securities and
    derivative instruments,
    net of reclassification
    adjustments                     805          204        558           204

Comprehensive income            $46,244      $39,979    $55,798       $48,661


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Continuing Operations

Sales and volume - Adolph Coors Company (ACC or the Company), the holding company for Coors Brewing Company (CBC), reported net sales of $575.6 million and $1,015.4 million for the second quarter and first half of 1999, respectively, representing an increase of 6.2% over each of the same periods of 1998. Net sales for the three months ended June 27, 1999, were impacted favorably by a unit volume increase of 2.4%; CBC sold 6,181,000 barrels of malt beverages in the second quarter of 1999 compared to sales of 6,036,000 barrels in the second quarter of 1998. Net sales per barrel for the three months ended June 27, 1999, were also impacted favorably by higher export sales, which generate greater net revenue per barrel than domestic volume, and by improved domestic gross realizations per barrel due to increased pricing, reduced discounting and mix improvement toward higher-net-revenue product sales. Net sales per barrel for the six months ended June 27, 1999, were impacted by essentially the same factors, with unit volume up 1.8% over the same period of 1998.

Gross profit - Gross profit in the second quarter of 1999 rose 12.1% to $260.3 million over the second quarter of 1998, while gross profit in the first half of 1999 rose 11.4% to $427.8 million, compared to the same period of 1998. As a percentage of net sales, gross profit increased to 45.2% and 42.1% in the second quarter and first half of 1999, respectively, from 42.8% and 40.2% for the same periods a year earlier. These improvements were attributable to the increases in net sales per barrel, as discussed above, offset by significantly smaller increases in cost of goods sold of 1.8% in the second quarter of 1999 and 2.7% in the first half of 1999 versus the prior year. Cost of goods sold per barrel for the second quarter of 1999 decreased due to lower unit costs for certain packaging materials, which more than offset a shift in product demand towards more expensive products and packages and higher unit costs for certain other packaging materials. Some of the lower unit packaging costs were non-recurring due to certain long-term supply contracts that were renegotiated and revised. Cost of goods sold per barrel for the six months ended June 27, 1999, increased as a result of a shift in product demand towards more expensive products and packages, higher unit costs for certain packaging materials, as well as increased production and labor costs incurred in the packaging areas during the first quarter of 1999. These increases were partially offset by decreases primarily due to production leverage and reduced packaging material costs for certain other materials.

Operating income - Operating income was $73.7 million and $91.8 million for the second quarter and first half of 1999, respectively, compared to $64.6 million and $79.6 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose primarily because of higher spending on marketing and promotions. Information technology expenses were also higher in the second quarter and first half of 1999 compared to the same periods in 1998.

Non-operating income and expense - Net non-operating income for the second quarter and first half of 1999 improved from the same periods of 1998 primarily because of reductions in net interest expense. The decrease in net interest expense in 1999 compared to 1998 was attributable to an increase in capitalized interest due to increased capital spending and lower outstanding principal balances of ACC's medium-term notes.

Effective tax rate - The consolidated effective tax rate for the second quarter and first half of 1999 was 38.75% compared to 39.0% for the same periods in 1998.

Net income - Net income for the second quarter and first half of 1999 were $46.2 million, or $1.26 per basic share ($1.23 per diluted share), and $58.2 million, or $1.59 per basic share ($1.55 per diluted share), respectively. This compares to net income of $39.5 million, or $1.09 per basic share ($1.06 per diluted share), and $49.3 million, or $1.36 per basic share ($1.32 per diluted share), respectively, for the second quarter and first half of 1998.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 27, 1999, ACC had working capital of $141.3 million, and its cash position was $215.4 million compared to $160.0 million as of December 27, 1998. In addition to its cash resources, ACC had short-term, highly liquid investments of $31.0 million at June 27, 1999, compared to $96.2 million at December 27, 1998. ACC also had $26.4 million of marketable securities with maturities exceeding one year at June 27, 1999, compared to $31.4 million at December 27, 1998. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities has remained relatively consistent at $96.0 million for the first half of 1999 compared to $95.7 million for the first half of 1998. This is primarily due to fluctuations in operating activities that offset each other. Operating cash decreased $48-million as a result of the contribution made to the Company's defined benefit pension plan in January 1999, which is reflected in Other assets on the balance sheet. This contribution was made as a result of benefit improvements to the Company's defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately $48 million. The decrease in operating cash due to the pension contribution was offset by working capital changes and an increase to depreciation and amortization. The fluctuations in working capital changes are primarily due to increased operating activity and timing of payments between the two years. Depreciation and amortization has increased over the same period of 1998 mainly due to an increase in capitalized assets in the current year.

Investing activities - During the first six months of 1999, ACC received $0.1 million on net investing activities compared to spending $10.2 million for the first six months of 1998. The net impact of ACC's marketable investment activities was a cash inflow of $69.8 million during the first half of 1999, compared to an inflow of $22.2 million during the same period of 1998. This increase is mainly due to a larger balance of securities maturing in the first half of 1999 compared to the same period in 1998. Capital expenditures increased to $79.3 million for the six months ended June 27, 1999, from $37.4 million a year earlier. The increased capital spending during the first half of 1999 compared to the same period in 1998 is primarily due to increased spending on information technology upgrades, packaging capacity and investments by Coors-owned distributors in non-Coors brands. ACC received $8.5 million in distributions from joint ventures during the first half of 1999, compared to $5.0 million during the same period of 1998.

Financing activities - ACC spent $40.5 million on financing activities during the six months ended June 27, 1999, compared to $61.3 million in 1998. Cash use was similar in both 1999 and 1998. The 1999 uses were primarily for principal payments on debt of $25 million, purchases of $13.3 million of Class B common stock under the stock repurchase program and dividend payments of $11.6 million.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements concerning the Company's outlook for 1999; overall volume trends; pricing trends and industry forces; cost reduction strategies and their results; the Company's expectations for funding its 1999 capital expenditures and operations; the Company's expectations for funding expenditures on computer software to make it compliant with Year 2000; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure. The most important factors that could influence the achievement of these goals -- and cause actual results to differ materially from those expressed in the forward-looking statements -- include, but are not limited to, the following:

- the inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors and non-Coors products;

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

Outlook

The Company's performance in the first six months of 1999 benefited from export volume gains. The Company experienced a decrease in sales volume in a few key domestic markets during the first quarter of 1999. The domestic volume trends improved in the second quarter, resulting in an overall gain in domestic volume for the first half of 1999. Both the export and domestic volume gains are expected to continue throughout 1999, although not necessarily at the same rates experienced in the first half of 1999. The pricing environment is expected to continue to be favorable in comparison to the past few years. Continuing value-pack activity or an increase in price discounting could have an unfavorable impact on top-line performance due to lower margins.

For fiscal year 1999, product, packaging and fixed costs per barrel are expected to be up slightly due to a shift in product demand to higher-cost products and packages, while freight costs are expected to be down slightly. Significant changes in market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Marketing, general and administrative costs are expected to increase at a rate slightly higher than the 1998 increase. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. The competitive battleground has shifted to marketing and advertising, which may result in the incremental revenue generated by price increases being spent on advertising.

See the item titled Year 2000 under Contingencies, below, for a discussion of the expected financial impact of this issue.

Net interest should continue its favorable trends based on CBC's lower outstanding debt relative to 1998. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in operating related assets or investments with longer-term returns. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1998.

The effective tax rate for the rest of 1999 is not expected to differ significantly from the rate applied to income during the first six months of the year. The level and mix of pretax income for 1999 could affect the actual rate for the year.

Recently, there has been a rapid expansion in market place demand for longneck bottles and value-packs. To effectively meet the increasing demand for these packages, the Board of Directors approved, in May 1999, incremental capital spending of $30 to $45 million, (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) increasing the Company's capital spending plan for 1999 to a range of $120 to $135 million. In addition to CBC's 1999 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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

As of June 27, 1999, the Application Remediation element is on schedule, with 100% of the analysis completed, 99% of the remediation completed and 87% of the testing completed. The remediation of all but one system considered critical to ACC's business has been completed. The remediation of this remaining one critical system will be completed in early September 1999. Remediation of non-critical systems is planned to be completed by September 1999.

The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been completed.

The Company has made and will continue to make certain investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which have been completed and tested. The financial impact to ACC is anticipated to be in the range of approximately $12 million to $15 million for 1999. The anticipated expenditures in 2000 are minimal. As the Year 2000 expenditures decrease, some of these resources will likely be used for other investments and will not directly increase net income in future years. The total amount expended on the Year 2000 project through June 27, 1999, was approximately $31.5 million.

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

Contingency planning for the Application Remediation and the Extended Enterprise elements began in October 1998, with initial plans completed in March 1999. The Company will continue to review these contingency plans throughout the year. The Company will monitor third-party distributors for Year 2000 readiness and will develop a contingency plan if a distributor is deemed critical to the Company's operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to interest rates, foreign currency exchange rates and commodity prices through investments and financing arrangements, sales to foreign customers, purchases from foreign suppliers and the acquisition of production and packaging materials from both domestic and foreign suppliers. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments including forward exchange contracts, options and swap agreements to manage certain of the exposures that it considers practical to do so. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's objective in managing its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices is to decrease the volatility of earnings and cash flows associated with changes in the corresponding rates and prices. The Company does not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries. The Company's primary foreign currency exposures are the Canadian dollar, the Japanese yen and the Spanish peseta.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of interest rates, foreign currency exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign currency exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

The following table presents the results of the sensitivity analysis of the Company's derivative portfolio:

                                                              As of
Estimated Fair Value Volatility                           June 27, 1999
                                                          (In millions)

Foreign Currency Risk:  Forwards, Options                     (3.3)

Interest Rate Risk:  Swaps                                    (3.1)

Commodity Price Risk:  Swaps                                  (5.0)


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No significant legal proceedings.

Item 5.  Other Information

Adolph Coors Company (the Company) has withdrawn from the bidding process for the purchase of Jinro-Coors Brewing Company (JCBC) in South Korea. Pursuant to a Korean bankruptcy court auction for the sale of JCBC, the Company previously submitted a bid to purchase JCBC by the June 25, 1999 bidding deadline. However, the Company learned that another bidder, Oriental Brewery Co., submitted a second bid package three days after the bidding deadline. Creditors of JCBC decided to cancel the first auction and hold a new one. The Company filed an application for an injunction to prevent the new auction. A ruling by the Chongju District Court, in the provincial city of Chongju, South Korea, on July 29, 1999 denied the injunction. Because the Company believes the integrity of the process has been compromised, it decided not to participate in the second auction. The Company has appealed the bankruptcy court's decision. A ruling on the appeal is expected in due course.

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


August 11, 1999