Form 10-Q
period 1999-09-26
COORS ADOLPH CO
filed 1999-11-10
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended September 26, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 3, 1999:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,599,759 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Thirteen weeks ended
                                                 September 26,  September 27,
                                                         1999           1998
                                         (In thousands, except per share data)

Sales - domestic and international                   $651,054       $602,690
Less:  beer excise taxes                              107,029        103,330

Net sales                                             544,025        499,360

Cost of goods sold                                    320,538        309,993

  Gross profit                                        223,487        189,367

Marketing, general and administrative                 184,305        156,354
Special charges                                         5,705         19,395

  Operating income                                     33,477         13,618

Other income - net                                      2,173          1,269

  Income before income taxes                           35,650         14,887

Income tax expense                                     13,814          5,806

  Net income                                         $ 21,836       $  9,081


Net income per common share - basic                  $   0.59       $   0.25
Net income per common share - diluted                $   0.58       $   0.24

Weighted average number of outstanding
  common shares - basic                                36,747         36,218
Weighted average number of outstanding
  common shares - diluted                              37,433         37,474

Cash dividends declared and paid per
  common share                                       $  0.165       $  0.150


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                   Thirty-nine weeks ended
                                                 September 26,  September 27,
                                                         1999           1998
                                         (In thousands, except per share data)

Sales - domestic and international                 $1,867,579     $1,758,597
Less:  beer excise taxes                              308,124        303,148

Net sales                                           1,559,455      1,455,449

Cost of goods sold                                    908,140        882,110

  Gross profit                                        651,315        573,339

Marketing, general and administrative                 520,301        460,681
Special charges                                         5,705         19,395

  Operating income                                    125,309         93,263

Other income - net                                      5,382          2,483

  Income before income taxes                          130,691         95,746

Income tax expense                                     50,643         37,341

  Net income                                       $   80,048     $   58,405


Net income per common share - basic                $     2.18     $     1.61
Net income per common share - diluted              $     2.14     $     1.56

Weighted average number of outstanding
  common shares - basic                                36,714         36,265
Weighted average number of outstanding
  common shares - diluted                              37,472         37,403

Cash dividends declared and paid per
  common share                                     $    0.480     $    0.450


See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                              September 26,   December 27,
                                                      1999           1998
                                                      (In thousands)
Assets

Current assets:
  Cash and cash equivalents                     $  137,320     $  160,038
  Short-term marketable investments                123,408         96,190
  Accounts and notes receivable, net               162,560        126,609

  Inventories:
    Finished                                        41,662         38,520
    In process                                      22,506         24,526
    Raw materials                                   32,157         34,016
    Packaging materials                             10,608          5,598

  Total inventories                                106,933        102,660

  Other current assets                              85,218         63,494

    Total current assets                           615,439        548,991

Properties, at cost and net                        712,627        714,441

Long-term marketable investments                     5,926         31,444
Other assets                                       215,454        165,722

    Total assets                                $1,549,446     $1,460,598


See notes to consolidated financial statements.                    (Continued)



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                              September 26,   December 27,
                                                      1999           1998
                                                      (In thousands)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  209,563     $  143,899
  Accrued expenses and other liabilities           202,929        200,013
  Current portion of long-term debt                     --         40,000

      Total current liabilities                    412,492        383,912

Long-term debt                                     105,000        105,000

Deferred tax liability                              63,041         65,779

Other long-term liabilities                        129,080        131,109

      Total liabilities                            709,613        685,800

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,594,975 in
    1999 and 35,395,306 in 1998)                     8,475          8,428

      Total capital stock                            9,735          9,688

  Paid-in capital                                   12,735         10,505
  Retained earnings                                818,915        756,531
  Accumulated other comprehensive loss              (1,552)        (1,926)

      Total shareholders' equity                   839,833        774,798

Total liabilities and shareholders' equity      $1,549,446     $1,460,598


See notes to consolidated financial statements.                    (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Thirty-nine weeks ended
                                               September 26,  September 27,
                                                       1999           1998
                                                     (In thousands)
Cash flows from operating activities:
  Net income                                      $  80,048      $  58,405
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures          (25,237)       (27,012)
      Non-cash severance expense                      3,725         17,176
      Depreciation and amortization                  92,306         86,668
      Loss on sale or abandonment of
        properties                                    4,233          4,636
      Impairment charge                                  --          2,219
      Deferred income taxes                          (7,815)        (6,909)
  Change in operating assets and liabilities        (30,004)         1,733

       Net cash provided by operating
         activities                                 117,256        136,916

Cash flows from investing activities:
  Purchases of investments                          (85,970)       (49,193)
  Sales and maturities of investments                83,830         49,820
  Capital expenditures                             (100,629)       (62,418)
  Proceeds from sales of properties                   1,041          2,079
  Distributions from joint ventures                  23,472         13,219
  Other                                              (1,968)          (163)

       Net cash used in investing activities        (80,224)       (46,656)

Cash flows from financing activities:
  Issuances of stock under stock plans                9,414          6,481
  Purchases of stock                                (13,308)       (26,912)
  Dividends paid                                    (17,686)       (16,376)
  Payment of current portion of long-term debt      (40,000)       (27,500)
  Other                                               2,099          2,131

       Net cash used in financing activities        (59,481)       (62,176)

Cash and cash equivalents:
  Net (decrease) increase in cash and
    cash equivalents                                (22,449)        28,084
  Effect of exchange rate changes on
    cash and cash equivalents                          (269)           236
  Balance at beginning of year                      160,038        168,875

  Balance at end of quarter                       $ 137,320      $ 197,195


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at September 26, 1999, and the results of its operations and its cash flows for the thirteen and thirty-nine weeks ended September 26, 1999. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 27, 1998. The results of operations for the thirteen and thirty-nine weeks ended September 26, 1999, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Hedging transactions - In the normal course of business, the Company is exposed to changes in interest rates, fluctuations in the value of foreign currencies and fluctuations in production and packaging materials prices. The Company has established policies and procedures, including the use of a variety of financial instruments, to govern the management of these exposures. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's objective in managing its exposure to changes in interest rates, fluctuations in foreign currency exchange rates and fluctuations in production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. Currently, the Company has partially hedged its exposures noted above for terms extending from October 1999 through March 2002. Derivative instruments related to anticipated or forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the forecasted transaction. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are sold or terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income. Instruments entered into that relate to existing foreign currency assets and liabilities do not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) as they relate to existing assets and liabilities denominated in a foreign currency. The gains and losses on both the derivatives and the related foreign-currency-denominated assets and liabilities are recorded currently in earnings.

The Company adopted FAS 133 as of January 1999. The impact of the adoption on the Company's financial position and results of operations are considered to be immaterial.

Statements of cash flows - Cash paid for interest for the nine months ended September 26, 1999 and September 27, 1998, was $9.9 million and $11.1 million, respectively. Cash paid for income taxes for the nine months ended September 26, 1999 and September 27, 1998, was $43.1 million and $34.2 million, respectively. During the nine month periods ended September 26, 1999 and September 27, 1998, ACC issued restricted common stock under its management incentive program resulting in non-cash increases to the equity accounts of $0.3 million and $2.5 million, respectively. Also during the third quarter of 1999 and 1998, equity was increased by the non-cash tax effects of the issuances of stock under the Company's stock plans of $6.9 million and $3.3 million, respectively.

Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

3. SPECIAL CHARGES

During the third quarter of 1999, the Company undertook a restructuring of part of its operations, which primarily included a voluntary severance program involving its engineering and construction work force. Approximately 50 engineering and construction employees accepted severance packages under the voluntary program. Total severance and related costs were approximately $3.7 million, which are included in the Special charges on the Company's Consolidated Statements of Income. Approximately 30% of these costs are expected to be paid out during fiscal 1999. Also included in the $5.7 million charge is approximately $2.0 million of special charges incurred to facilitate distributor network improvements.

4. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                         Thirteen weeks ended       Thirty-nine weeks ended
                      September 26, September 27,  September 26, September 27,
                              1999          1998           1999          1998
                               (In thousands, except per share data)
Net income available to
  common shareholders      $21,836       $ 9,081        $80,048       $58,405

Weighted average shares
  for basic EPS             36,747        36,218         36,714        36,265

Effect of dilutive
 securities:
  Stock options                610         1,125            667         1,013
  Contingent shares not
   included in shares
   outstanding for
   basic EPS                    76           131             91           125

Weighted average shares
  for diluted EPS           37,433        37,474         37,472        37,403

Basic EPS                  $  0.59       $  0.25        $  2.18       $  1.61

Diluted EPS                $  0.58       $  0.24        $  2.14       $  1.56

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.


5. OTHER COMPREHENSIVE INCOME

                       Thirteen weeks ended         Thirty-nine weeks ended
                    September 26,  September 27,  September 26,  September 27,
                            1999           1998           1999           1998
                                        (In thousands)

Net income               $21,836        $ 9,081        $80,048        $58,405

Other comprehensive
 income (expense),
 net of tax:
  Foreign currency
   translation
   adjustments               (57)         2,135         (3,031)         1,268
  Unrealized gain on
   available-for-sale
   securities and
   derivative
   instruments, net of
   reclassification
   adjustments             2,846             58          3,405            262

Comprehensive income     $24,625        $11,274        $80,422        $59,935

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Charges

During the third quarter of 1999, Adolph Coors Company (ACC or the Company), the holding company for Coors Brewing Company (CBC), recorded special charges totaling $5.7 million, which is composed of a $3.7 million charge primarily related to severance costs associated with restructuring the Company's engineering and construction unit, as well as approximately $2.0 million of special charges incurred to facilitate distributor network improvements. In the third quarter of 1998, the Company recorded special charges totaling $19.4 million, which is composed of a $17.2 million charge primarily related to a voluntary severance program for production workers and severance costs for a small number of salaried employees, as well as a $2.2 million charge related to the impairment of certain long-lived assets at one of its distributorships.

The Company's operating results including and excluding these special items is summarized as follows:
                        Thirteen weeks ended        Thirty-nine weeks ended
                    September 26,  September 27,  September 26,  September 27,
                            1999           1998           1999           1998
                                (In thousands, except per share data)
Operating income:
  As reported             $33,477         $13,618       $125,309      $ 93,263
  Excluding special items  39,182          33,013        131,014       112,658

After tax income:
  As reported-net income   21,836           9,081         80,048        58,405
  Excluding special items  25,330          20,912         83,543        70,236

Earnings per share:
  As reported - basic     $  0.59         $  0.25       $   2.18      $   1.61
              - diluted   $  0.58         $  0.24       $   2.14      $   1.56
  Excluding special items
              - basic     $  0.69         $  0.58       $   2.28      $   1.94
              - diluted   $  0.68         $  0.56       $   2.23      $   1.88

Consolidated Results of Continuing Operations

Sales and volume - The Company reported net sales of $544.0 million and $1,559.5 million for the third quarter and first nine months of 1999, respectively, representing increases of 8.9% and 7.1%, respectively, over the same periods of 1998. Net sales for the three months ended September 26, 1999, were impacted favorably by a unit volume increase of 3.3%; CBC sold 5,754,000 barrels of malt beverages in the third quarter of 1999 compared to sales of 5,570,000 barrels in the third quarter of 1998. Net sales per barrel for the three months ended September 26, 1999, were impacted favorably by improved gross realizations per barrel due to increased pricing, reduced domestic discounting and mix improvement toward higher-net-revenue product sales. Net sales per barrel for the nine months ended September 26, 1999, were impacted by essentially the same factors, with unit volume up 2.3% over the same period of 1998.

Gross profit - Gross profit in the third quarter of 1999 rose 18.0% to $223.5 million compared to the third quarter of 1998, while gross profit in the first nine months of 1999 rose 13.6% to $651.3 million, compared to the same period of 1998. As a percentage of net sales, gross profit increased to 41.1% and 41.8% in the third quarter and first nine months of 1999, respectively, from 37.9% and 39.4% for the same periods a year earlier. These improvements were attributable to the increases in net sales per barrel, as discussed above, offset by significantly smaller increases in cost of goods sold of 3.4% in the third quarter of 1999 and 3.0% in the first nine months of 1999 versus the prior year. Cost of goods sold per barrel for the third quarter of 1999 increased slightly due to higher glass costs and a shift in product demand toward more expensive products and packages, including import beers sold by Coors-owned distributors. These increases more than offset lower unit costs for aluminum and paper packaging materials. Cost of goods sold per barrel for the nine months ended September 26, 1999, increased as a result of a shift in product demand toward more expensive products and packages, higher glass costs, as well as increased production and labor costs incurred in the packaging areas during the first quarter of 1999. These increases were partially offset by decreases primarily due to production leverage and reduced aluminum and paper packaging material costs.

Operating income (excluding special charges) - Operating income was $39.2 million and $131.0 million for the third quarter and first nine months of 1999, respectively, compared to $33.0 million and $112.7 million for the same periods a year earlier. These increases were primarily due to the increases in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose primarily because of higher spending on marketing and promotions. International and related general and administrative expenses, as well as information technology expenses, were also higher in the third quarter and first nine months of 1999 compared to the same periods in 1998.

Non-operating income and expense - Net non-operating income for the third quarter and first nine months of 1999 improved from the same periods of 1998 primarily because of reductions in net interest expense. The decrease in net interest expense in 1999 compared to 1998 was attributable to an increase in capitalized interest due to increased capital spending and lower outstanding principal balances of ACC's medium-term notes.

Effective tax rate - The consolidated effective tax rate for the third quarter and first nine months of 1999 was 38.75% compared to 39.0% for the same periods in 1998.

After tax income (excluding special charges) - After tax income for the third quarter and first nine months of 1999 were $25.3 million, or $0.69 per basic share ($0.68 per diluted share), and $83.5 million, or $2.28 per basic share ($2.23 per diluted share), respectively. This compares to after tax income of $20.9 million, or $0.58 per basic share ($0.56 per diluted share), and $70.2 million, or $1.94 per basic share ($1.88 per diluted share), respectively, for the third quarter and first nine months of 1998.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of September 26, 1999, ACC had working capital of $202.9 million, and its cash position was $137.3 million compared to $160.0 million as of December 27, 1998. In addition to its cash resources, ACC had short-term, highly liquid investments of $123.4 million at September 26, 1999, compared to $96.2 million at December 27, 1998. ACC also had $5.9 million of marketable securities with maturities exceeding one year at September 26, 1999, compared to $31.4 million at December 27, 1998. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under a previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $117.3 million for the first nine months of 1999 compared to $136.9 million for the first nine months of 1998. Operating cash decreased approximately $48 million as a result of the contribution made to the Company's defined benefit pension plan in January 1999, which is reflected in Other assets on the Consolidated Balance Sheets. This contribution was made as a result of benefit improvements to the Company's defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately $48 million. The decrease in operating cash due to the pension contribution was offset by working capital changes, a decrease in the non-cash portion of the severance expense and an increase in depreciation and amortization. The fluctuations in working capital changes are primarily due to increased operating activity and timing of payments between the two years. The decrease in the non-cash portion of the severance expense is due to lower severance costs incurred in the 1999 restructuring of the Company's engineering and construction unit compared to the 1998 restructuring of certain production functions. Depreciation and amortization has increased over the same period of 1998 mainly due to an increase in capitalized assets in the current year.

Investing activities - During the first nine months of 1999, ACC spent $80.2 million on net investing activities compared to spending $46.7 million for the first nine months of 1998. The net impact of ACC's marketable investment activities was a cash outflow of $2.1 million during the first nine months of 1999, compared to an inflow of $0.6 million during the same period of 1998. This increase of cash outflow is mainly due to allocating more of the Company's cash resources to marketable investments. Capital expenditures increased to $100.6 million for the nine months ended September 26, 1999, from $62.4 million a year earlier. The increased capital spending during the first nine months of 1999 compared to the same period in 1998 is primarily due to increased spending on information technology upgrades, packaging capacity and investments by Coors-owned distributors in non-Coors brands. Further, ACC received $23.5 million in distributions from joint ventures during the first nine months of 1999, compared to $13.2 million during the same period of 1998.

Financing activities - ACC spent $59.5 million on financing activities during the nine months ended September 26, 1999, compared to $62.2 million in 1998. The 1999 uses were primarily for principal payments on debt of $40 million, purchases of $13.3 million of Class B common stock under the stock repurchase program and dividend payments of $17.7 million.

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

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure. The most important factors that could influence the achievement of these goals -- and cause actual results to differ materially from those expressed in the forward-looking statements -- include, but are not limited to, the following:

- any inability of the Company and its distributors to develop and execute effective marketing and sales strategies for Coors and non-Coors products;

- the potential erosion of sales revenues through discounting or a higher proportion of sales in value-packs;

- a potential shift in consumer preferences toward lower-priced products;

- a continued shift in consumer preferences away from products packaged in aluminum cans, which are more profitable, toward bottled products;

- a potential shift in consumer preferences toward products and packages that would require additional capacity;

- a potential reduction in sales revenues due to decreases in sales volumes in certain key domestic and export markets;

- the intensely competitive, slow-growth nature of the beer industry;

- demographic trends and social attitudes that can reduce beer sales;

- the continued growth in the popularity of import beers;

- increases in the cost of aluminum, paper packaging and other raw materials;

- a continued shift in the competitive environment toward increased marketing and advertising spending and significant increases in the costs of marketing and advertising;

- any inability of the Company to reduce manufacturing, freight and overhead costs to more competitive levels;

- changes in significant laws and government regulations affecting environmental compliance and income taxes;

- a failure of the Company to achieve targeted improvements in CBC's distribution system;

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

Outlook

The Company's performance in the first nine months of 1999 benefited from domestic and export volume gains. Both the export and domestic volume gains are expected to continue throughout 1999, although not necessarily at the same rates experienced in the first nine months of 1999. The pricing environment is expected to continue to be favorable in comparison to the past few years with modest price increases expected in select markets in the fourth quarter of 1999. An increase in price discounting or continued value-pack activity could have an unfavorable impact on top-line performance and margins.

For fiscal year 1999 and early 2000, packaging and fixed costs per barrel are expected to be up slightly due to a shift in product demand to higher-cost products and packages, including long-neck bottles. Based on recent market prices, certain packaging materials costs are expected to increase over the next year. The Company has taken and will continue to consider measures that mitigate the volatility of key raw materials, including working with its suppliers and using financial risk management techniques. Significant changes in market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations and technology functions to achieve cost reductions over time.

Marketing, general and administrative costs are expected to increase at a rate higher than the 1998 increase. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. The competitive battleground has shifted to marketing and advertising, which may result in any incremental revenue generated by price increases being spent on advertising.

See the item titled Year 2000 under Contingencies, below, for a discussion of the expected financial impact of this issue.

Net interest should continue its favorable trends based on CBC's lower outstanding debt relative to 1998. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in operating related assets or investments with longer-term returns. Also, cash may be used to repurchase additional outstanding common stock as initially approved by the ACC Board of Directors in November 1998.

The effective tax rate for the rest of 1999 is not expected to differ significantly from the rate applied to income during the first nine months of the year. The level and mix of pretax income for 1999 could affect the actual rate for the year.

Recently, there has been a rapid expansion in market place demand for longneck bottles and value-packs. To effectively meet the increasing demand for these packages, in May 1999, the Board of Directors approved incremental capital spending of $30 to $45 million (including contributions to its container joint ventures for capital improvements, which will be recorded on the books of the joint ventures) increasing the Company's capital spending plan for 1999, which is in the range of $130 to $140 million. In addition to CBC's 1999 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

Contingencies

Year 2000 - Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if `00' is interpreted to mean 1900, rather than 2000.

ACC has recognized the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company continues to address this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. ACC has established processes for evaluating and managing the risks and costs associated with the Year 2000 problem. This project has two major elements -- Application Remediation and Extended Enterprise (third-party suppliers, customers and others).

As of September 26, 1999, the Application Remediation (analysis, remediation and testing) is complete. The Extended Enterprise element consists of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others. Detailed evaluations of the most critical third parties have been completed.

The Company has made and will continue to make any necessary investments in its information systems and applications to ensure that they are Year 2000 compliant. These investments also include hardware and operating systems software, which have been completed and tested. The financial impact to ACC is anticipated to be in the range of approximately $12 million to $15 million for 1999. The anticipated expenditures in 2000 are minimal. As the Year 2000 expenditures decrease, some of these resources will likely be used for other investments and, therefore, any reduction in future expense from decreased Year 2000 costs will not directly increase net income in future years. The total amount expended on the Year 2000 project through September 26, 1999, was approximately $33.4 million.

The failure to have adequately corrected a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers and others, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The efforts undertaken with the Company's Year 2000 project are expected to significantly reduce ACC's level of uncertainty about the Year 2000 problem and provide greater assurance about the Year 2000 readiness of its Extended Enterprise.

Contingency planning for the Application Remediation and the Extended Enterprise elements began in October 1998, with final plans completed in August 1999. The Company will continue to review these contingency plans throughout the rest of the year and will continue to monitor third-party distributors for Year 2000 readiness.

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

The following table presents the results of the sensitivity analysis of the Company's derivative portfolio:

                                                              As of
Estimated Fair Value Volatility                        September 26, 1999
                                                          (In millions)

Foreign Currency Risk:  Forwards, Options                   $ (3.3)

Interest Rate Risk:  Swaps                                    (2.8)

Commodity Price Risk:  Swaps, Options                        (10.6)



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



November 10, 1999