Form 10-K405
period 1999-12-26
COORS ADOLPH CO
filed 2000-03-24
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 26, 1999
                                         OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                           to
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

Class B Common Stock (non-voting),           New York Stock Exchange
        no par value

Securities registered pursuant to Section 12(g) of the Act:
                                       None
                                  (Title of class)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 2000:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,467,339 shares

                                  PART I

ITEM 1. Business

(a)  General Development of Business

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company
(ACC) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer. For a description of the business of CBC, see Item 1, section (c), Narrative Description of Business. ACC, CBC and the majority owned and controlled domestic and foreign subsidiaries are collectively referred to as "the Company."

Coors Japan Company, Ltd. (Coors Japan), a wholly owned subsidiary of CBC, provides services for marketing and sales to unaffiliated distributors for Coors products in Japan.

CBC also owns Coors Brewing Iberica, S.A. (Coors Iberica). Coors Iberica provides services for the production and sales to unaffiliated distributors for Coors products in Spain. Coors Iberica also brews products for sale in European markets outside of Spain in its Zaragoza, Spain brewery. See Marketing - International business under section (c), Narrative Description of Business, below.

Coors Brewing International, Ltd. (CBIL), owned by ACC and based in London, was created in December 1997. It provides management and administrative services for CBC. CBIL also provides services for marketing and sales to unaffiliated distributors for Coors products in European markets other than Spain.

In addition to CBC and CBIL, ACC owns Coors Canada, Inc. (CCI), which in turn owns a 50.1% interest in Coors Canada, a partnership. CCI's partner in Coors Canada, Molson, Inc. (Molson), owns the remaining 49.9% interest in the partnership. The partnership began January 1, 1998 to develop the business that offers Coors products in Canada. See further discussion of the Canadian business under section (c), Narrative Description of Business, below.

CBC owns Coors Distributing Company (CDC) and several smaller subsidiaries. CDC owns and operates distributorships in several markets across the United States. CDC's 1999 operations accounted for approximately 6.4% of CBC's reported beer sales volume.

Some of the following statements describe the Company's expectations of future products and business plans, financial results, performance and events. See discussion in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations (MD&A). Actual results may differ materially from these forward-looking statements. See MD&A - Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 for factors that may negatively impact the Company's performance.

(b)  Financial Information About Industry Segments

The Company has one reporting segment focused on the continuing operations of producing and marketing malt-based beverages. See Item 8, Financial Statements and Supplementary Data, for financial information relating to the Company.

(c)  Narrative Description of Business

Coors Brewing Company - General

CBC produces, markets and sells high-quality malt-based beverages. CBC concentrates on distinctive premium and above-premium brands that provide higher-than-average margins. Most of CBC's sales are in U.S. markets; however, the Company is committed to building profitable sales in international markets. Sales of malt beverages totaled 22.0 million barrels in 1999, 21.2 million barrels in 1998 and 20.6 million barrels in 1997. The barrel sales figures for each year do not include barrel sales of non-consolidated joint ventures. See Item 7 for discussion of changes in volume.

Marketing

Principal products and services: CBC currently has 13 brands in its portfolio, of which four are premium products included in the Coors family of beers: Coors Light, Original Coors, Coors Dry and Coors Non-Alcoholic. CBC also produces and markets Coors Extra Gold and Zima, an innovative above-premium, malt-based beverage.

CBC offers specialty, above-premium beers, including Winterfest, a seasonal product, and Blue Moon Belgian White Ale. CBC also sells George Killian's Irish Red Lager, a licensed product.

CBC brands also include popular-priced Keystone Premium, Keystone Light and Keystone Ice.

CBC owns and operates The SandLot Brewery at Coors Field ballpark in Denver, Colorado. This brewery, which is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

CBC's beverages are sold throughout the United States. CBC exports or produces and sells many products overseas, as described in greater detail below.

New products/opportunities: Zima Citrus was introduced in test markets during 1998. The test markets were expanded in 1999.

Discontinued products: During 1999, Keystone Dry, Blue Moon Honey Blonde Ale, Blue Moon Harvest Pumpkin Ale, Blue Moon Raspberry Cream Ale, Blue Moon Abbey Ale and Killian's Irish Honey were discontinued because the market performance of these products did not meet expectations.

Brand names, trademarks, patents and licenses: CBC owns trademarks on the majority of the brands it produces and licenses the remainder. CBC recognizes that consumer knowledge of and loyalty to its brand names and trademarks are vital to CBC's long-term success. It also holds several patents, with expiration dates ranging from 2000 to 2019, on innovative processes related to product formulae, can-making, can-decorating and certain other technical operations, together with several design patents for innovative packaging. CBC receives a very small amount of revenue from royalties and licenses, and does not depend on this revenue.

Brand performance: Coors Light is CBC's best-selling brand and has generated more than two-thirds of the Company's total sales volume for more than three years. Premium and above-premium beers accounted for approximately 88% of CBC's total 1999 sales volume.

Domestic sales: The Company's highest-volume states are California, Texas, Pennsylvania, New York and New Jersey, comprising 47% of total domestic volume.

The Company reorganized into two regions that manage six geographic field business areas responsible for overseeing domestic sales, which CBC expects will allow better anticipation and response to wholesaler and consumer needs.

International business: Through its U.S. and foreign production facilities, CBC markets its products to approximately 30 international markets and to U.S. military bases worldwide.

In Canada, Coors Canada markets and sells Coors products, where Coors Light is the best-selling light beer. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson Canada for the brewing, distribution and sales of these brands. The partnership receives an amount from Molson Canada generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales. CCI's 50.1% share of the partnership's financial position and operating results are accounted for using the equity method due to Molson's participating rights in the partnership's business operations.

Coors Japan, the exclusive importer of Coors products into Japan and based in Tokyo, markets and sells CBC's products to unaffiliated distributors in Japan.

In 1991, CBC formed Jinro-Coors Brewing Company (JCBC), a joint venture with Jinro Limited of the Republic of Korea. CBC had a one-third ownership interest in JCBC. Due to the financial difficulties encountered by Jinro Limited, in December 1997, CBC exercised the put option it held on its $22 million investment in JCBC, which required Jinro Limited to purchase CBC's investment. When the put option was exercised, CBC reclassified its investment in JCBC to a receivable from Jinro Limited. The receivable is secured by shares, which were later canceled as discussed below. Jinro Limited had until June 1998 to perform its obligation under the put option. It did not perform. In February 1999, Jinro Limited, announced a plan to sell JCBC through an international bidding process. The Company submitted a bid for the purchase of JCBC and was selected as the preferred bidder. Subsequent to this selection, the supervising court and the creditors of JCBC canceled the original auction and held a new one, in which CBC did not participate. JCBC was sold to Oriental Brewery, and the shares of the former owners were canceled in November, 1999. See Item 7a, MD&A, for further discussion of this matter. Prior to the exercise date of the put option, JCBC's financial results were not included in CBC's financial statements. CBC's investment was accounted for under the cost basis of accounting since it did not have the ability to significantly influence JCBC's business operations and the investment was considered temporary.

Coors Iberica owns a 500,000-hectoliter brewery in Zaragoza, Spain. Coors Iberica brews Coors Gold for sale in Spain and the Coors Extra Gold and Coors Light brands for export to approximately six international markets. Coors Iberica exclusively handles the sales and marketing efforts of Coors products in Spain. Financial results of the Zaragoza brewery are included in ACC's consolidated financial statements.

The Zaragoza, Spain, brewery also is the source for Coors Extra Gold sold in the United Kingdom. Carlsberg Tetley and Scottish Courage are distributing the product.

In early 1996, ACC established a foreign sales corporation, Coors Export Ltd., to utilize favorable U.S. tax laws applicable to foreign sales.

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to the Company's country of domicile, the United States, and all foreign countries.

Product distribution: A national network of 527 independent distributors and seven distributorships, owned and operated by CDC deliver CBC products to U.S. retail markets. Some distributors operate multiple branches, bringing the total number of U.S. distributor and branch locations to 588. Additional independent distributors deliver CBC products to some international markets under certain licensing and distribution agreements.

To ensure the highest product quality, CBC establishes standards and monitors distributors' methods of handling Coors products. Monitoring helps ensure adherence to proper refrigeration and rotation guidelines for CBC's malt beverages at both wholesale and retail locations. Distributors are required to replace CBC products if consumer sales have not occurred within prescribed time frames.

Transportation

Given the location of its three production facilities in the United States (see discussion under Operations, below), CBC must ship its products a greater distance than most of its competitors. By packaging some products in the Memphis and Elkton, Virginia (Shenandoah) facilities, CBC improves the efficiency of distribution and lowers freight costs to certain markets.

Approximately 66% of products are shipped by truck and intermodal (piggyback) directly to distributors or to satellite redistribution centers.
Transportation vehicles are also refrigerated or properly insulated to keep CBC's malt beverages at required temperatures while in transit.

The remaining 34% of the products packaged at CBC's production facilities are transported by railcar to satellite redistribution centers or directly to distributors throughout the country. Railcars assigned to CBC are specially built and insulated to keep Coors products cold en route. Any interruption in rail service would impact CBC more than its major competitors, but, in management's opinion, the risk of such disruption appears low.

CBC currently uses 12 strategically located satellite redistribution centers to receive product from production facilities and to prepare shipments to distributors. In 1999, approximately 62% of packaged products were shipped directly to distributors, while the remaining 38% moved through the satellite redistribution centers.

Operations

Production/packaging capacity: CBC currently has three domestic production facilities. It owns and operates the world's largest single-site brewery in Golden, Colorado; a packaging, brewing and distribution facility in Memphis, Tennessee; and a packaging and distribution facility near Elkton, Virginia.

The Golden brewery is the source location for all brands with the Coors name except for Coors Non-Alcoholic and the Coors products brewed in Canada and Spain. Approximately 62% of CBC's beer volume is packaged in Golden; most of the remainder is shipped in bulk from the Golden brewery to the Memphis and Shenandoah facilities for blending, finishing and packaging.

The Memphis facility currently packages all products exported from the United States and brews and packages Zima, Zima Citrus, Coors Light, Coors Non-Alcoholic and Blue Moon Belgian White Ale. Depending on future product mix and market opportunities, the full utilization of brewing capacity in Memphis could require additions to plant and equipment in the future.

The Shenandoah facility currently packages certain CBC products for distribution to eastern U.S. markets and could be expanded if necessary and if market opportunities warranted the required financial commitment.

At the end of 1999, CBC had approximately 24 million barrels of annual brewing capacity and 26 million barrels of annual packaging capacity. Actual usable capacity depends upon product and package mix and may change with shifting consumer preferences for specific brands or packages. CBC's three facilities provide sufficient brewing and packaging capacity to meet near-term consumer demand.

Most of CBC's aluminum can, end, glass bottle and malt requirements are produced in Company-owned facilities or facilities operated by joint ventures in which CBC is a partner. CBC has arranged for sufficient container supplies with its joint venture partners. Malting facilities are sufficient to fulfill the current malting requirements but are being improved and upgraded to provide additional capacity needed over the next few years.

Container manufacturing facilities: In 1994, CBC and American National Can Company (ANC) formed a joint venture to produce beverage cans and ends at CBC's manufacturing facilities for sale to CBC and outside customers. The joint venture's initial term is seven years but can be extended for two additional three-year terms. CBC owns the can manufacturing facility that produces approximately 3.8 billion aluminum cans per year and an aluminum can end manufacturing facility, which provides CBC aluminum ends and tabs. The joint venture has improved the technology and utilization of both facilities and has enhanced the returns on this investment. In 1999, CBC purchased virtually all of the cans produced by the joint venture.

Owens-Brockway Glass Container, Inc. (Owens) and CBC operate a joint venture partnership, the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at the CBC glass manufacturing facility. The partnership's initial term is until 2005 and can be extended for additional two-year periods. RMBC has a contract to supply CBC's bottle requirements and Owens is the 100% preferred supplier of bottles to CBC for bottle requirements not met by RMBC. In 1999, RMBC produced approximately 941 million bottles. CBC purchases virtually all of the bottles produced by RMBC. The book value of the total joint ventures' properties are approximately 11% of the book value of CBC's properties.

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

Capital improvements: In 1999, the Company spent approximately $124.2 million in capital expenditures (excluding capital improvements for the container joint ventures, which were recorded on the books of the respective joint venture). While management plans to invest appropriately to ensure ongoing productivity and efficiency of CBC assets, a high priority will be given to those projects the Company believes offer attractive returns. The Company expects its capital expenditures for 2000 to be in the range of approximately $125 million to $130 million for improving and enhancing the facilities, infrastructure, information systems and environmental compliance, which excludes capital improvements to the container joint ventures.

Raw Materials/Sources and Availability

CBC's beers are made with all natural ingredients, and its brewing process is one of the longest in duration in the industry. CBC adheres to very strict formulation and quality standards in selecting its raw materials and believes it has sufficient access to raw materials and packaging supplies to meet its quality and production requirements.

Barley, barley malt, starch and hops: CBC uses proprietary strains of barley, developed by its own agronomists, in most of its malt beverages. Virtually all of this barley is grown on irrigated farmland in the western United States under contractual agreements with area growers. Furthermore, the growers use only barley seed developed by CBC. CBC's malting facility in Golden produces malt for all CBC products except Blue Moon. CBC maintains inventory levels in Company-owned locations sufficient to continue production in the event of any disruption in barley or malt supplies.

Rice and refined cereal starch and foreign and domestic hops are purchased from outside suppliers. Adequate inventories are maintained to continue production through any foreseeable disruption in supply.

Water: CBC uses naturally filtered water from underground aquifers to brew malt beverages at its Golden facility. Water from private deep wells is used for brewing, final blending and packaging operations at plants located outside Colorado. Water quality and composition were primary factors in all facility site selections. Water from CBC's sources contains minerals that help brew high-quality malt beverages.

CBC continually monitors the quality of all the water used in its brewing and blending processes for compliance with its own stringent quality standards, as well as applicable federal and state water standards. CBC owns water rights believed to be adequate to meet all of its present requirements for both brewing and industrial uses. The Rocky Mountain Water Company, a wholly owned subsidiary of CBC, acquires water rights, as appropriate, to provide flexibility for long-term strategic growth needs and also to sustain brewing operations in the event of a prolonged drought.

Packaging materials: During 1999, approximately 60% of CBC's malt beverages were packaged in aluminum cans. CBC purchases most of its cans and ends from the joint venture with ANC. Aluminum cans for products packaged at the Memphis and Shenandoah plant are purchased from CBC's can and end joint venture and an outside supplier.

Glass bottles were used to package approximately 29% of CBC's beverages in 1999; about half of these bottles were produced by RMBC.

The remainder (11%) of the malt beverages sold during 1999 was packaged primarily in quarter- and half-barrel stainless steel kegs.

Supply contracts with ACX companies: When ACX Technologies, Inc. (ACX) was spun off from ACC in 1992, CBC negotiated long-term supply contracts with certain ACX subsidiaries for aluminum, starch and packaging materials. However, the aluminum and starch contracts have expired or have been canceled. A subsidiary of ACX supplies much of the secondary packaging for CBC's products, including bottle labels and paperboard products. The contract for packaging materials has been modified and extended until 2002. See Item 13, Certain Relationships and Related Transactions, for further details.

Supply contracts: The Company has various long-term supply contracts with unaffiliated third parties to purchase materials used in production and packaging, such as starch, cans and glass. The previous starch contract with a subsidiary of ACX was sold to an unaffiliated third party in February 1999. The supply agreements provide for the Company to purchase certain minimum levels of materials with terms expiring in 2001 through 2006.

Energy: CBC purchases electricity and steam for its Golden manufacturing facilities from Trigen-Nations Energy Corporation, L.L.L.P. (Trigen). Coors Energy Company, a wholly owned subsidiary of CBC, supplies Trigen with coal for its steam generator system. CBC does not anticipate future energy supply problems.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. CBC's sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. The Company's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 1999, 1998 and 1997 fiscal years were all 52 weeks long.

Research and Project Development

CBC's research and project development spending relates primarily to new products and packages; brewing processes, ingredients and equipment; packaging supplies and environmental improvements; and cost reductions in processes and packaging materials. These activities are meant to improve the quality and value of CBC's products while reducing costs through more efficient processing and packaging techniques and equipment design, as well as improved raw materials. Approximately $15.5 million, $15.2 million and $14.6 million was expensed for research and development in 1999, 1998 and 1997, respectively. The Company expects to spend approximately $15.2 million on research and project development in 2000.

To support new product development, CBC maintains a fully equipped pilot brewery, with a 6,500-barrel annual capacity, within the Golden facility. This facility enables CBC to brew small batches of innovative products without interrupting ongoing production operations in the main brewery.

Regulations

Federal laws and regulations govern the operations of breweries. The federal and respective state governments regulate trade practices, product content and labeling, advertising and marketing practices, distributor relationships and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Many foreign governments apply tariffs on products, such as CBC's, when imported into their nations. The Company must also deal with varying levels and types of foreign government regulation when attempting to sell its products in those countries.

Emerging regulatory/legislative issues with the items mentioned above or other areas could impact the Company's business operations over the next few years.

Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 1999 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.75 per barrel. In 1999, CBC incurred approximately $406 million in federal and state excise taxes. A substantial increase in federal or state excise taxes could have a negative impact on sales and profitability of the entire industry, including CBC. CBC is vigorously opposed to any increases in federal, state or local excise taxes and works diligently to ensure that its view is represented.

The Company anticipates increased scrutiny by lawmakers, regulators and advocacy groups focused on alcohol sales and marketing activities with respect to the issues of alcohol abuse and underage consumption. The increased scrutiny is due to a number of circumstances outside the control of CBC. CBC continues to strengthen both its and the industry's self-regulation activities, including continuing vigorous efforts that demonstrate its social responsibility in advertising, sales, community education and prevention and research.

Environmental

Compliance with federal, state and local environmental laws and regulations did not materially affect the Company's 1999 capital expenditures, earnings or competitive position.

The Company continues to promote the efficient use of resources, waste reduction and pollution prevention. Programs currently under way include recycling bottles and cans, making product packages lighter and, where practical, increasing the recycled content of product packaging materials, paper and other supplies. Several employee task forces continually seek effective ways to control hazardous materials and to reduce emissions and waste.

Employees and Employee Relations

The Company has approximately 5,800 full-time employees. Of CBC's three domestic production facilities, Memphis plant workers are the only significant employee group that has union representation (Teamsters). Relations with employees have been satisfactory. There were union organizing efforts during 1998 by the United Auto Workers (UAW) for the Golden brewing facility. Hearings were held with the National Labor Relations Board (NLRB) to determine whether the UAW's organizing efforts could take place only in the Company's brewing unit or in the Company's larger, integrated unit of brewery, can manufacturing, end manufacturing and glass manufacturing. The larger, integrated unit is the recognized unit in an existing agreement with the AFL-CIO, with whom the UAW is affiliated. In the fall of 1998, the Denver region of the NLRB refused to allow a recognition election solely in the brewing operations that was petitioned by the UAW. During 1999, the Washington, D.C., NLRB upheld the regional decision and rescinded the UAW's appeal.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information was compiled from various industry sources, including beverage analyst reports, Beer Marketer's Insights and The Beer Institute. While management believes that these sources are reliable, the Company cannot guarantee the absolute accuracy of these numbers and estimates.

1999 industry overview: The beer industry in the United States is highly competitive. Industry volume growth has averaged less than 1% annually since 1991, and maintaining, let alone growing, market share requires substantial investments in marketing and sales. In a very competitive year, 1999 saw domestic beer industry shipments increase slightly more than 1% after growing less than 1% in 1998. In recent years, brewers have attempted to gain market share through competitive pricing, marketing, promotions and innovative packaging.

The industry's pricing environment improved in 1999 with the announcement of modest price increases on specific packages in select markets. As a result, revenue per barrel improved for major U.S. brewers during the year. However, starting in late 1998, the competitive battleground of the industry shifted much more heavily toward marketing and advertising spending, and relatively slightly less discounting. In 1999, CBC invested a significant proportion of incremental gross profit generated by price increases in increased marketing and sales activities.

A number of important trends continued in the U.S. beer market in 1999. The first was a trend toward light, refreshing beers. The fastest growing major beers in the U.S. market are light American-style lagers, such as Coors Light. Approximately four-fifths of CBC's annual unit volume in 1999 was in light beers. The second trend was toward "trading up," as consumers continued to move away from lower-priced brands to higher-priced brands, especially imports. Shipments of import beers rose 10% in 1999. Meanwhile microbreweries continued to face market challenges, as consumers and retailers continued to consolidate their brand sets and focus more on products with stronger brand equities. The industry sales trends toward lighter, more-upscale beers play to CBC's strengths.

The U.S. brewing industry also continues to consolidate at the producer and wholesaler levels, a trend that generally results in improved economics for the industry as a whole. On February 8, 1999, The Stroh Brewery Company (Stroh) announced that it had signed agreements to sell two of its brands to Miller, a subsidiary of Philip Morris, Inc., and the balance of its beer brands and one of its brewing facilities to Pabst Brewing Company. Miller also bought two brands from Pabst and expanded its contract brewing agreement with Pabst. During a transition period of approximately nine months, Stroh sold or closed all of its remaining breweries and exited the beer business. In December 1999, Genesee Corp., then the fifth-largest U.S. brewer, agreed to sell its brewing unit to Platinum Holdings, a New York-based investment firm.

Beer wholesalers also continued to consolidate to improve their economics and competitive positions.

U.S. demographics continued to improve for the beer industry, with the number of consumers reaching legal drinking age increasing in 1999, according to U.S. Census Bureau projections. These same projections anticipate that the 21-24 age group would increase in 1999 for the first time in two decades.

The mid-1990s proliferation of products continued to reverse in 1999 as major brewers again focused efforts on core brands. For example, CBC discontinued six minor brands during 1999, reducing its brand portfolio by more than 30%. The CBC portfolio, with 13 brands, is less than half its peak size of 27 brands in 1995. A focus on fewer brands tends to reduce operational complexity, improve margins and improve sales and marketing focus.

CBC competitive position: CBC's malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. They are produced by national, regional, local and international brewers. In 1999, approximately 80% of U.S. beer shipments were attributable to the top three domestic brewers: Anheuser-Busch, Inc. (AB); Philip Morris, Inc., through its subsidiary Miller; and CBC. CBC competes most directly with AB and Miller, the dominant companies in the industry. CBC is the nation's third-largest brewer and, according to Beer Marketer's Insights estimates, accounted for approximately 10.7% of the total 1999 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to AB's 47.5% share and Miller's 21.6% share. CBC had 88% of its unit volume in the premium and above-premium price categories, the highest proportion among the largest domestic brewers. This product mix compares to 75% premium-and-above volume for AB, 60% for Miller and less than 5% for Pabst.

CBC continues to face significant competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple breweries, these larger brewers also benefit from economies of scale in advertising spending because of their greater unit sales volumes. CBC, in an effort to achieve and maintain national advertising exposure and grow its U.S. market share, must spend substantially more per barrel of beer sold than its major competitors.

Although CBC's results are primarily driven by domestic operations, international operations increased their importance in recent years, including Canada, where Coors Light is the number one light beer.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to the Company's country of domicile, the United States, and all foreign countries.

ITEM 2. Properties

The major Company-owned facilities are:

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

Brewery/packaging        Memphis, TN         Malt beverages/packaged
                                               malt beverages

Brewery/packaging        Zaragoza, Spain     Malt beverages/packaged
                                               malt beverages

Can and end plants       Golden, CO          Aluminum cans and ends

Bottle plant             Wheat Ridge, CO     Glass bottles

Distribution warehouse   Anaheim, CA         Wholesale beer distribution
                         Meridian, ID
                         Denver, CO
                         Oklahoma City, OK
                         Tulsa, OK*
                         San Bernardino, CA*
                         Glenwood Springs, CO*
*Leased.

The original brewery site at Golden is approximately 2,400 acres, contains brewing, packaging, can manufacturing and related facilities, as well as gravel deposits and water-storage facilities.

CBC's can and end plants are operated by a joint venture between CBC and ANC. CBC's bottle plant is operated by a joint venture between CBC and Owens.

The distribution warehouses are operated by CDC.

The Company owns 2,700 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis facility is located.

All of the Company's facilities are well-maintained and suitable for their respective operations. In 1999, CBC estimates that its brewing facilities operated at an annual average of approximately 89% of its brewing capacity, and its packaging facilities operated at an annual average of approximately 85% of the packaging capacity. Annual production capacity varies due to product and packaging mix and seasonality. During the peak season then capacities are fully utilized.

ITEM 3. Legal Proceedings

See the Environmental section of Item 7, MD&A, for a discussion of the Company's obligation for potential remediation costs at the Lowry Landfill Superfund site and related legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Adolph Coors Company's (ACC's) Class B common stock began trading on the New York Stock Exchange on March 11, 1999, under the ticker symbol "RKY" (a tribute to the Company's Rocky Mountain heritage). Prior to March 11, 1999, ACC's Class B common stock was traded on the NASDAQ National Market under the ticker symbol "ACCOB." Daily stock prices are listed in major newspapers, generally alphabetically under "CoorsB."

The approximate number of record security holders by class of stock at March 13, 2000, is as follows:

     Title of class                      Number of record security holders

Class A common stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           3,071

Preferred stock, non-voting,
$1 par value                           None issued

The range of the high and low quotations and the dividends paid per share on the Class B common stock for each quarter of the past two years are shown below. The Company expects to continue paying dividends at least at this level in the future:
                                                        1999
                                                  Market price
                                           High        Low       Dividends
First quarter                           $65 13/16   $51 11/16     $ 0.150
Second quarter                          $59 3/16    $45 1/4       $ 0.165
Third quarter                           $61         $48 1/4       $ 0.165
Fourth quarter                          $57 11/16   $47 15/16     $ 0.165

                                                        1998
                                                  Market price
                                          High        Low        Dividends
First quarter                           $36 3/4     $29 1/4       $ 0.150
Second quarter                          $39 1/2     $32 3/4       $ 0.150
Third quarter                           $56 1/2     $34           $ 0.150
Fourth quarter                          $55 1/2     $43 1/4       $ 0.150

ITEM 6. Selected Financial Data

Following is ACC's selected financial data for 11 years ended December 26, 1999:

(In thousands, except per share)     1999        1998        1997        1996
Barrels of malt beverages sold     21,954      21,187      20,581      20,045
Summary of Operations:
Net sales                      $2,056,646  $1,899,533  $1,821,304  $1,741,835
Cost of goods sold             (1,215,965) (1,160,693) (1,131,610) (1,131,470)
Marketing, general
 and administrative              (692,993)   (615,626)   (573,818)   (523,250)
Special (charges) credits          (5,705)    (19,395)     31,517      (6,341)
Total operating expenses       (1,914,663) (1,795,714) (1,673,911) (1,661,061)
Operating income                  141,983     103,819     147,393      80,774
Other income (expense) - net        8,684       7,281        (500)     (5,799)
Income before income taxes        150,667     111,100     146,893      74,975
Income tax expense                (58,383)    (43,316)    (64,633)    (31,550)
Income from
  continuing operations        $   92,284  $   67,784  $   82,260  $   43,425
Per share of common stock
  - basic                      $     2.51  $     1.87  $     2.21  $     1.14
  - diluted                    $     2.46  $     1.81  $     2.16  $     1.14
Income from
  continuing operations as a
  percentage of net sales            4.5%        3.6%        4.5%        2.5%
Financial Position:
  Working capital              $  220,117  $  165,079  $  158,048  $  124,194
  Properties - net             $  714,001  $  714,441  $  733,117  $  814,102
  Total assets                 $1,546,376  $1,460,598  $1,412,083  $1,362,536
  Long-term debt               $  105,000  $  105,000  $  145,000  $  176,000
  Other long-term liabilities  $   52,579  $   56,640  $   23,242  $   32,745
  Shareholders' equity         $  841,539  $  774,798  $  736,568  $  715,487
  Net book value per share
   of common stock             $    22.91  $    21.34  $    19.79  $    18.83
  Total debt to total
   capitalization                   11.1%       15.8%       19.0%       21.2%
  Return on average
   shareholders' equity             11.4%        9.0%       11.3%        6.2%
Other Information:
  Dividends                    $   23,745  $   21,893  $   20,523  $   18,983
  Dividends per share of
   common stock                $    0.645  $     0.60  $     0.55  $     0.50
  Gross profit                 $  840,681  $  738,840  $  689,694  $  610,365
  Capital expenditures         $  134,377  $  104,505  $   60,373  $   65,112
  Depreciation, depletion
   and amortization            $  123,770  $  115,815  $  117,166  $  121,121
  Full-time employees               5,800       5,800       5,800       5,800
  Market price range of
   common stock:
    High                       $ 65 13/16  $   56 1/2  $   41 1/4  $   24 1/4
    Low                        $   45 1/4  $   29 1/4  $   17 1/2  $   16 3/4



(In thousands, except per share)     1995*       1994        1993        1992
Barrels of malt beverages sold     20,312      20,363      19,828      19,569
Summary of Operations:
Net sales                      $1,690,701  $1,673,252  $1,595,597  $1,566,606
Cost of goods sold             (1,106,635) (1,073,370) (1,050,650) (1,051,362)
Marketing, general
 and administrative              (518,888)   (505,668)   (467,138)   (441,943)
Special credits (charges)          15,200      13,949    (122,540)         --
Total operating expenses       (1,610,323) (1,565,089) (1,640,328) (1,493,305)
Operating income (loss)            80,378     108,163     (44,731)     73,301
Other expense - net                (7,100)     (3,943)    (12,099)    (14,672)
Income (loss) before income taxes  73,278     104,220     (56,830)     58,629
Income tax (expense) benefit      (30,100)    (46,100)     14,900     (22,900)
Income (loss) from
  continuing operations        $   43,178  $   58,120  $  (41,930) $   35,729
Per share of common stock
  - basic                      $     1.13  $     1.52  $    (1.10) $     0.95
  - diluted                    $     1.13  $     1.51  $    (1.10) $     0.95
Income (loss) from continuing
  operations as a
  percentage of net sales            2.6%        3.5%       (2.6%)       2.3%
Financial Position:
  Working capital              $   36,530  $  (25,048) $    7,197  $  112,302
  Properties - net             $  887,409  $  922,208  $  884,102  $  904,915
  Total assets                 $1,384,530  $1,371,576  $1,350,944  $1,373,371**
  Long-term debt               $  195,000  $  131,000  $  175,000  $  220,000
  Other long-term liabilities  $   33,435  $   30,884  $   34,843  $   52,291
  Shareholders' equity         $  695,016  $  674,201  $  631,927  $  685,445**
  Net book value per share
   of common stock             $    18.21  $    17.59  $    16.54  $    18.17**
  Total debt to total
   capitalization                   24.9%       20.6%       26.3%       24.3%
  Return on average
   shareholders' equity              6.3%        8.9%       (6.4%)      (0.2%)
Other Information:
  Dividends                    $   19,066  $   19,146  $   19,003  $   18,801
  Dividends per share of
   common stock                $     0.50  $     0.50  $     0.50  $     0.50
  Gross profit                 $  584,066  $  599,882  $  544,947  $  515,244
  Capital expenditures         $  157,599  $  160,314  $  120,354  $  115,450
  Depreciation, depletion
   and amortization            $  122,830  $  120,793  $  118,955  $  114,780
  Full-time employees               6,200       6,300       6,200       7,100
  Market price range of
    common stock:
     High                      $   23 1/4  $   20 7/8  $   23 1/8  $   22 7/8
     Low                       $   15 1/8  $   14 3/4  $   15      $   15 1/2

*53-week year versus 52-week year.
**Reflects the dividend of ACX Technologies, Inc. to shareholders of ACC during 1992.


(In thousands, except per share)          1991        1990        1989*
Barrels of malt beverages sold          19,521      19,297      17,698
Summary of Operations:
Net sales                           $1,543,007  $1,483,873  $1,372,373
Cost of goods sold                  (1,052,228)   (986,352)   (913,994)
Marketing, general
 and administrative                   (448,393)   (409,085)   (397,844)
Special charges                        (29,599)    (30,000)    (41,670)
Total operating expenses            (1,530,220) (1,425,437) (1,353,508)
Operating income                        12,787      58,436      18,865
Other expense- net                      (4,403)     (5,903)     (2,546)
Income before income taxes               8,384      52,533      16,319
Income tax benefit (expense)             8,700     (20,300)     (9,100)
Income from
  continuing operations             $   17,084  $   32,233  $    7,219
Per share of common stock
  - basic                           $     0.46  $     0.87  $     0.20
  - diluted                         $     0.46  $     0.87  $     0.20
Income from continuing
  operations as a
  percentage of net sales                 1.1%        2.2%        0.5%
Financial Position:
  Working capital                   $  110,043  $  201,043  $  193,590
  Properties - net                  $  933,692  $1,171,800  $1,012,940
  Total assets                      $1,844,811  $1,761,664  $1,530,783
  Long-term debt                    $  220,000     110,000          --
  Other long-term liabilities       $   53,321  $   58,011  $   16,138
  Shareholders' equity              $1,099,420  $1,091,547  $1,060,900
  Net book value per share
   of common stock                  $    29.33  $    29.20  $    28.75
  Total debt to total
   capitalization                        19.5%        9.2%        2.0%
  Return on average
   shareholders' equity                   2.3%        3.6%        1.2%
Other Information:
  Dividends                         $   18,718  $   18,591  $   18,397
  Dividends per share of
   common stock                     $     0.50  $     0.50  $     0.50
  Gross profit                      $  490,779  $  497,521  $  458,379
  Capital expenditures              $  241,512  $  183,368  $  149,616
  Depreciation, depletion
   and amortization                 $  108,367  $   98,081  $  122,439
  Full-time employees                    7,700       7,000       6,800
  Market price range of
    common stock:
     High                           $   24 1/4  $   27 3/8  $   24 3/8
     Low                            $   17 3/8  $   17 1/8  $   17 3/8

Note: Numbers in italics include results of discontinued operations. *53-week year versus 52-week year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Adolph Coors Company (ACC); its principal subsidiary, Coors Brewing Company
(CBC); and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company") produce and market high-quality malt-based beverages.

This discussion summarizes the significant factors affecting ACC's consolidated results of operations, liquidity and capital resources for the three-year period ended December 26, 1999, and should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

ACC's fiscal year is a 52- or 53-week year that ends on the last Sunday in December. Fiscal years 1999, 1998 and 1997 each consisted of 52 weeks.

Certain unusual or non-recurring items impacted ACC's financial results for 1999, 1998 and 1997. Restatement of results excluding special items permits clearer evaluation of its ongoing operations and are summarized below.

Summary of operating results:

                                             For the years ended
                              December 26,      December 27,      December 28,
                                     1999              1998              1997
                                    (In thousands, except earnings per share)
Operating income:
  As reported                    $141,983          $103,819          $147,393
  Excluding special items        $147,688          $123,214          $115,876
After - tax income:
  As reported - net income       $ 92,284          $ 67,784          $ 82,260
  Excluding special items        $ 95,778          $ 79,615          $ 68,309
Earnings per share:
  As reported - basic               $2.51             $1.87             $2.21
              - diluted             $2.46             $1.81             $2.16
  Excluding special items - basic   $2.61             $2.19             $1.84
                          - diluted $2.56             $2.12             $1.80

1999: For the 52-week fiscal year ended December 26, 1999, ACC reported net income of $92.3 million, or $2.51 per basic share ($2.46 per diluted share). During 1999, the Company recorded a $3.7 million pretax charge primarily for severance costs associated with restructuring the Company's engineering and construction unit. A $2.0 million pretax charge also was recorded during 1999 to facilitate improvements to the Company's distributor network. These items resulted in a total special pretax charge of $5.7 million, or $0.10 per basic and diluted share, after tax. Without this special charge, ACC would have reported net earnings of $95.8 million, or $2.61 per basic share ($2.56 per diluted share)(see Note 9 in the accompanying Consolidated Financial Statements).

1998: For the 52-week fiscal year ended December 27, 1998, ACC reported net income of $67.8 million, or $1.87 per basic share ($1.81 per diluted share). During 1998, the Company recorded a $17.2 million pretax charge for severance and related costs of restructuring the Company's production operations. A $2.2 million pretax charge also was recorded during 1998 for the impairment of certain long-lived assets at one of the Company's distributorships. These items resulted in a total special pretax charge of $19.4 million, or $0.32 per basic share ($0.31 per diluted share), after tax. Without this special charge, ACC would have reported net earnings of $79.6 million, or $2.19 per basic share ($2.12 per diluted share).

1997: For the 52-week fiscal year ended December 28, 1997, ACC reported net income of $82.3 million, or $2.21 per basic share ($2.16 per diluted share). During 1997, the Company received a $71.5 million payment from Molson Breweries (Molson) to settle legal disputes with ACC and CBC, less approximately $3.2 million in related legal expenses. ACC also recorded a $22.4 million reserve related to the recoverability of CBC's investment in Jinro-Coors Brewing Company of Korea, as well as a $14.4 million charge related to CBC's brewery in Zaragoza, Spain, for the impairment of certain long-lived assets and goodwill and for severance costs for a limited work force reduction. These special items amounted to a credit of $31.5 million to pretax income, or $0.37 per basic share ($0.36 per diluted share), after tax. Without this special credit, ACC would have reported net earnings of $68.3 million, or $1.84 per basic share ($1.80 per diluted share).

Trend summary - percentage increase for 1999, 1998 and 1997: The following table summarizes trends in operating results, excluding special items.

                              1999    1998    1997

Volume                        3.6%    2.9%    2.7%
Net sales                     8.3%    4.3%    4.6%
Average base price increase   1.8%    0.3%    1.7%
Gross profit                 13.8%    7.1%   13.0%
Operating income             19.9%    6.3%   33.0%
Advertising expense          12.0%   10.0%    8.5%
Selling, general
 and administrative          13.6%    3.7%   11.8%

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS - 1999 VS. 1998 AND 1998 VS. 1997 (EXCLUDING SPECIAL ITEMS)

1999 vs. 1998: The Company reported net sales of $2.1 billion for 1999, representing an 8.3% increase over 1998. Net sales were impacted favorably by a unit volume increase of 3.6%. Net sales per barrel for 1999 also were favorably impacted by improved gross realizations per barrel due to increased pricing, reduced domestic discounting and mix improvement toward higher net revenue product sales.

Gross profit increased 13.8% to $840.7 million from 1998 due to the 8.3% net sales increase discussed above, coupled with a lower increase in cost of goods sold of 4.8%. Cost of goods sold per barrel increased due to a shift in product demand toward more expensive products and packages, including import beers sold by Coors-owned distributors, higher glass costs, as well as increased production and labor costs incurred in the packaging areas during the first quarter of 1999. These increases were partially offset by decreases primarily due to reduced aluminum material costs.

Operating income grew 19.9% to $147.7 million in 1999 as a result of higher gross profit discussed above, partially offset by a 12.6% increase in marketing, general and administrative expenses. Advertising costs increased 12.0% over 1998 due to increased investments behind the core brands both domestically and internationally. General and administrative expenses for our international business, as well as information and technology expenses, were also higher in 1999 compared to 1998.

Net non-operating income of $8.7 million in 1999 increased from $7.3 million in 1998. This $1.4 million change is primarily due to reductions in net interest expense. The decrease in net interest expense in 1999 from 1998 was attributable to an increase in capitalized interest due to higher capital spending and lower levels of debt.

The Company's effective tax rate decreased to 38.8% in 1999 from 39.0% in 1998 primarily due to higher tax-exempt income. The 1999 effective tax rate exceeded the statutory rate primarily because of state tax expense.

Net earnings for 1999 were $95.8 million, or $2.61 per basic share ($2.56 per diluted share), compared to $79.6 million, or $2.19 per basic share ($2.12 per diluted share), for 1998, representing increases of 19.2% (basic) and 20.8% (diluted) in earnings per share.

1998 vs. 1997: Net sales increased 4.3% over 1997, which was caused primarily by a unit volume increase of 2.9%. The increase in net sales was also attributable to increased export sales, which generate higher net revenue per barrel than domestic sales, and a modestly improved domestic pricing environment.

Gross profit increased 7.1% to $738.8 million from 1997 due to the 4.3% net sales increase discussed above, coupled with a lower increase in cost of goods sold of 2.6%. The increase in cost of goods sold was attributable to higher volumes and slightly higher costs for beer and certain packaging materials, partially offset by improved cost absorption due to higher beer production levels and lower aluminum costs.

Operating income grew 6.3% to $123.2 million in 1998 as a result of higher gross profit discussed above, partially offset by a 7.3% increase in marketing, general and administrative expenses. Advertising costs increased 10.0% over 1997 due to increased investments behind the core brands both domestically and internationally. General and administrative costs increased primarily due to greater spending on Year 2000 system compliance work.

Net non-operating income of $7.3 million in 1998 changed from a net expense position of $0.5 million in 1997. This $7.8 million change was primarily due to higher interest income resulting from higher cash balances, lower interest expense from lower debt balances and the sale of certain patents in the fourth quarter related to aluminum can decorating technologies.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 26, 1999, ACC had working capital of $220.1 million, and its net cash position was $163.8 million compared to $160.0 million as of December 27, 1998, and $168.9 million as of December 28, 1997. In addition to its cash resources, ACC had short-term investments of $113.2 million at December 26, 1999, compared to $96.2 million at December 27, 1998, and $42.2 million at December 28, 1997. ACC also had $2.9 million of marketable investments with maturities exceeding one year at December 26, 1999, compared to $31.4 million at December 27, 1998, and $47.1 million at December 28, 1997. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements; scheduled principal and interest payments on indebtedness; dividend payments; and anticipated capital expenditures in the range of approximately $125 million to $130 million for improving and enhancing the facilities, infrastructure, information systems and environmental compliance.

Operating activities: Net cash provided by operating activities was $169.8 million for 1999, $181.1 million for 1998 and $260.6 million for 1997. This resulted in an $11.3 million decrease in operating cash flows in 1999 compared to 1998. Operating cash decreased approximately $48 million as a result of the contribution made to the Company's defined benefit pension plan in January 1999, which is reflected in Other assets on the accompanying Consolidated Balance Sheets. This contribution was made as a result of benefit improvements to the Company's defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately $48 million. The decrease in operating cash due to the pension contribution was partially offset by working capital changes, an increase in deferred tax expense, and an increase in depreciation and amortization. The fluctuations in working capital changes are primarily due to increased operating activity and timing of payments between the two years. The increase in deferred tax expense is due to timing differences arising between book income and taxable income. Depreciation and amortization has increased over 1998 mainly due to an increase in capitalized assets in the current year.

The decrease in operating cash flows in 1998 from 1997 of $79.4 million was primarily a result of a settlement with Molson included in the 1997 cash flows from operations.

Investing activities: During 1999, ACC spent $90.8 million on investing activities compared to $124.0 million in 1998 and $127.9 million in 1997. The 1999 decrease was primarily due to an increase in cash due to the net activity of ACC's marketable securities and an increase in distributions received from joint ventures. These increases were partially offset by an increase in capital expenditures. The impact of ACC's marketable investment activities during 1999 was a cash inflow of $11.0 million compared to a cash outflow in 1998 and 1997 of $39.3 million and $83.3 million, respectively. The increase during 1999 in cash inflows from the net activity on marketable securities was mainly due to allocating less of the Company's cash resources to marketable security investments. Distributions from joint ventures increased to $30.3 million in 1999 from $22.4 million in 1998 and $13.3 million in 1997. The increase in these distributions during 1999 and 1998 was mainly attributable to increased cash flow from operations at the Coors Canada partnership. In 1997, the increase in distributions was mainly due to increased cash flow from operations and reduced capital expenditures at joint ventures. Capital expenditures increased to $134.4 million in 1999 from $104.5 million in 1998 and $60.4 million in 1997. The increased capital spending during 1999 was primarily due to information technology upgrades, expenditures in packaging capacity and investments by Coors-owned distributors in non-Coors brands. In 1998, capital expenditures focused primarily on information systems and facilities maintenance. Additional expenditures were also incurred for cost reduction and capacity and quality improvements. In 1997, capital expenditures focused on enhancing packaging operations. Proceeds from property sales were $3.8 million in 1999 compared to $2.3 million in 1998 and $3.3 million in 1997.

Financing activities: During 1999, the Company spent $76.4 million on financing activities consisting primarily of principal payments of $40.0 million on ACC's medium-term notes, net purchases of $11.0 million for Class B common stock and dividend payments of $23.7 million.

During 1998, the Company spent $66.0 million on financing activities consisting of principal payments of $27.5 million on ACC's medium-term notes, net purchases of $17.8 million for Class B common stock and dividend payments of $21.9 million.

During 1997, the Company spent $72.0 million on financing activities primarily attributable to principal payments of $20.5 million on ACC's medium-term notes, net purchases of $35.6 million for Class B common stock and dividend payments of $20.5 million.

Debt obligations: During 1999, the Company repaid the remaining $40.0 million of outstanding medium-term notes with cash on hand. In 1998 and 1997, payments of $27.5 million and $20.5 million, respectively, were made on these notes. ACC also had $100 million outstanding in Senior Notes as of December 26, 1999. The repayment schedule is $80 million in 2002 and the remaining $20 million in 2005. Fixed interest rates on these notes range from 6.76% to 6.95%. Interest is paid semiannually in January and July.

The Company's debt-to-total capitalization ratio was 11.1% at the end of 1999, 15.8% at the end of 1998 and 19.0% at the end of 1997.

Revolving line of credit: In addition to the Senior Notes, the Company has an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 26, 1999. This line of credit has a five-year term which expires in 2002, with two optional one-year extensions. During 1998, the Company exercised an option to extend the maturity to 2003. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, the Company is required to maintain a certain debt-to-total capitalization ratio and was in compliance at year-end 1999.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it uses in normal operations. Each of these facilities provides up to 500 million yen (approximately $4.9 million each as of December 26, 1999) in short-term financing. As of December 26, 1999, the approximate yen equivalent of $4.9 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Advertising and promotions: As of December 26, 1999, the Company's total commitments for advertising and promotions at sports arenas, stadiums and other venues and events are approximately $182.7 million over the next eight years.

Stock repurchase plan: In November 1999, the board of directors authorized the extension of the Company's stock repurchase program through 2000. The program authorizes repurchases of up to $40 million of ACC's outstanding Class B common stock during 2000. Repurchases will be financed by funds generated from operations or short-term borrowings, if necessary. The Company spent approximately $12.2 million in 1999 to repurchase common stock, purchasing approximately 232,300 shares of outstanding Class B common stock under the previously approved stock repurchase program.

Investment in Jinro-Coors Brewing Company: CBC invested approximately $22 million in 1991 for a 33% interest in the Jinro-Coors Brewing Company (JCBC), a joint venture between CBC and Jinro Limited. CBC accounted for this investment under the cost basis of accounting, given that CBC did not have the ability to exercise significant influence over JCBC and that CBC's investment in JCBC was considered temporary. This investment included a put option that was exercised by CBC in December 1997. The put option entitled CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment.

Beginning in April 1997, Jinro Limited began attempting to restructure due to financial difficulties. The financial difficulties of JCBC and Jinro Limited called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a Special charge in the accompanying Consolidated Statements of Income.

When CBC exercised its put option in December 1997, it reclassified its investment in JCBC to a receivable from Jinro Limited. The receivable is secured by shares, which were later canceled, as described below. Jinro Limited had until June 1998 to perform its obligation under the put option. It did not perform.

In February 1999, Jinro Limited, which was operating under a composition plan approved by its creditors and a Korean court, announced a plan to sell JCBC through an international bidding process. The Company submitted a bid for the purchase of JCBC and was selected as the preferred bidder. Subsequent to this selection, the supervising court and creditors of JCBC canceled the original auction and held a new one, in which CBC did not participate. JCBC was sold to Oriental Brewery and the shares of the former owners were canceled in November 1999.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements concerning the Company's outlook for 2000; overall volume trends; pricing trends and industry forces; cost reduction strategies and their anticipated results; the Company's expectations for funding its 2000 capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve its financial performance, the Company must grow premium beverage volume, achieve modest price increases for its products and reduce its overall cost structure. As the beer business is competitive and does entail some measure of risk, the most important factors that could influence the achievement of these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

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

- any inability of the Company to achieve targeted improvements in CBC's distribution system;

- the imposition of restrictions on advertising (e.g., media, outdoor ads or sponsorships);

- labor issues, including union activities that could require a substantial increase in cost of goods sold or lead to a strike;

- significant increases in federal, state or local beer or other excise taxes;

- increases in rail transportation rates or interruptions of rail service;

- significant increases in fuel costs;

- the potential for a strike by truck drivers;

- the potential impact of further industry consolidation;

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social and economic factors; and

- significant increases in the estimated costs of planned capital expenditures.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in the Company's other filings with the Securities and Exchange Commission.

OUTLOOK FOR 2000

The Company's performance in 1999 benefited from domestic and export volume gains. Volume gains are expected to be achieved in 2000, with a growth goal of one to two percentage points higher than the industry growth rate. The price environment is expected to be positive in the first quarter of 2000, partially from reduced discounting. Continuing increased sales of value-packs or an increase in price discounting could have an unfavorable impact on top-line performance resulting in lower margins.

For fiscal year 2000, packaging and fixed costs per barrel are expected to be up slightly due to a shift in product demand to higher-cost products and packages including longneck bottles and slight increases in prices of some raw materials. Significant changes in market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations to achieve cost reductions over time.

Advertising costs are expected to increase at a rate lower than in 1999, while the growth in other general and administrative costs should be similar to that in 1999. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. The competitive battleground has shifted to marketing and advertising, which may result in any incremental revenue generated by price increases being spent on advertising and market place support.

Net interest should continue its favorable trends based on the Company's lower outstanding debt and higher anticipated yields relative to 1999. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in operating assets or investments with longer-term returns or if interest rates decline. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1999.

The effective tax rate for 2000 is not expected to differ significantly from the 1999 effective tax rate applied to income excluding special items. The level and mix of pretax income for 2000 could affect the actual rate for the year.

In 2000, CBC has planned capital expenditures (excluding capital improvements for its container joint ventures, which will be recorded on the books of the joint venture) in the range of approximately $125 million to $130 million for improving and enhancing the facilities, infrastructure, information systems, and environmental compliance. In addition to CBC's 2000 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

The Company has and will continue to assess its operations and work force structure. Based upon the results of these assessments, the Company may from time to time determine that certain restructurings of its operations and workforce are necessary.

CONTINGENCIES

Environmental: The Company was one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party"
(PRP) for the Lowry site, a landfill owned by the City and County of Denver. In 1990, the Company recorded a special pretax charge of $30 million for potential cleanup costs of the site.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. commenced litigation in 1991 in U.S. District Court against the Company and 37 other PRPs to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share of $30 million, based on the $120 million assumption, to a trust for payment of site remediation, operating and maintenance costs.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. are expected to implement site remediation. Chemical Waste Management's projected costs to meet the remediation objectives and requirements are currently below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

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

While we cannot predict the Company's eventual aggregate cost for environmental and related matters, management believes that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to the Company's operating results or its financial or competitive position. The Company believes adequate disclosures have been provided for losses that are reasonably possible. Further, as the Company continues to focus on resource conservation, waste reduction and pollution prevention, it believes that potential future liabilities will be reduced.

Year 2000: The "Year 2000" issue arose because some computers, software and other equipment included programming code in which calendar year data were abbreviated to only two digits. As a result of this design decision, some of these systems may have failed to operate or failed to produce correct results if "00" was interpreted to mean 1900 rather than 2000.

ACC established processes for evaluating and managing the risks and costs associated with the Year 2000 issue. This project had two major elements - Application Remediation and Extended Enterprise. As part of Application Remediation, the Company made certain investments in existing information systems and applications to ensure that they were Year 2000 compliant. The Company also invested in certain new applications in order to avoid having to remediate certain systems. The Extended Enterprise element consisted of the evaluation of third-party suppliers, customers, joint venture partners, transportation carriers and others.

The total amount expended on the Year 2000 project -expense and capital-through December 26, 1999, was approximately $34.6 million. The anticipated spending in 2000 is very minimal. The Company did not experience any major difficulties or any significant interruptions to its business during the transition to the Year 2000.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts, options and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's objective in managing its exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. The Company does not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries. The Company's primary foreign currency exposures are the Canadian dollar, the Japanese yen and the Spanish peseta.

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

The following table presents the results of the sensitivity analysis of the Company's derivative portfolio:
                                                              As of
Estimated fair value volatility                         December 26, 1999
                                                          (In millions)

Foreign currency risk:  forwards, options                   $ (2.8)
Interest rate risk:  swaps                                  $ (1.3)
Commodity price risk:  swaps, options                       $(11.3)

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements
                                                                   Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                         30

          Consolidated Statements of Income for each of
            the three years in the period ended December 26, 1999   31

          Consolidated Balance Sheets at December 26, 1999,
            and December 27, 1998                                   32-33

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 26, 1999   34

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 26, 1999                                       35

          Notes to Consolidated Financial Statements                36-59


Report of Independent Accountants

To the Board of Directors and Shareholders of Adolph Coors Company:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 26, 1999, and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Denver, Colorado
February 9, 2000

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                 For the years ended
                                      December 26,  December 27,  December 28,
                                             1999          1998          1997
                                       (In thousands, except per share data)

Sales - domestic and international    $ 2,462,874   $ 2,291,322   $ 2,207,384
Beer excise taxes                        (406,228)     (391,789)     (386,080)
Net sales (Note 13)                     2,056,646     1,899,533     1,821,304

Costs and expenses:
  Cost of goods sold                   (1,215,965)   (1,160,693)   (1,131,610)
  Marketing, general and administrative  (692,993)     (615,626)     (573,818)
  Special (charges) credits (Note 9)       (5,705)      (19,395)       31,517
     Total operating expenses          (1,914,663)   (1,795,714)   (1,673,911)

Operating income                          141,983       103,819       147,393

Other income (expense):
  Interest income                          11,286        12,136         8,835
  Interest expense                         (4,357)       (9,803)      (13,277)
  Miscellaneous - net                       1,755         4,948         3,942
     Total                                  8,684         7,281          (500)

Income before income taxes                150,667       111,100       146,893

Income tax expense (Note 5)               (58,383)      (43,316)      (64,633)

Net income                                 92,284        67,784        82,260

Other comprehensive income (expense),
  net of tax (Note 12):
    Foreign currency translation
      adjustments                          (3,519)        1,430        (5,886)
    Unrealized gain on available-for-sale
      securities                            6,438           440            --

Comprehensive income                  $    95,203   $    69,654   $    76,374

Net income per common share - basic   $      2.51   $      1.87   $      2.21
Net income per common share - diluted $      2.46   $      1.81   $      2.16

Weighted-average number of outstanding
  common shares - basic                    36,729        36,312        37,218
Weighted-average number of outstanding
  common shares - diluted                  37,457        37,515        38,056



See notes to consolidated financial statements


ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                December 26,      December 27,
                                                       1999              1998
                                                         (In thousands)
Assets

Current assets:
  Cash and cash equivalents                      $  163,808        $  160,038
  Short-term investments                            113,185            96,190
  Accounts and notes receivable:
     Trade, less allowance for doubtful accounts
      of $55 in 1999 and $299 in 1998               123,861           106,962
    Affiliates                                       13,773            11,896
    Other, less allowance for certain claims of
      $133 in 1999 and $584 in 1998                  22,026             7,751

  Inventories:
    Finished                                         44,073            38,520
    In process                                       19,036            24,526
    Raw materials                                    34,077            34,016
    Packaging materials, less allowance for
      obsolete inventories of $1,195 in 1999
      and $1,018 in 1998                             10,071             5,598
    Total inventories                               107,257           102,660

  Other supplies, less allowance for obsolete
    supplies of $1,975 in 1999 and $3,968 in 1998    23,584            27,729
  Prepaid expenses and other assets                  24,858            12,848
  Deferred tax asset (Note 5)                        20,469            22,917
      Total current assets                          612,821           548,991

Properties, at cost and net (Notes 2 and 13)        714,001           714,441

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $7,785 in 1999 and $6,727 in 1998               31,292            23,114

Long-term investments                                 2,890            31,444

Other assets (Note 10)                              185,372           142,608


Total assets                                     $1,546,376        $1,460,598


                                             December 26,         December 27,
                                                    1999                 1998
                                                      (In thousands)
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable:
    Trade                                     $  155,344           $  132,193
    Affiliates                                    24,271               11,706
  Accrued salaries and vacations                  60,861               54,584
  Taxes, other than income taxes                  53,974               48,332
  Federal and state income taxes (Note 5)          8,439               10,130
  Accrued expenses and other liabilities          89,815               86,967
  Current portion of long-term debt (Note 4)          --               40,000
    Total current liabilities                    392,704              383,912

Long-term debt (Note 4)                          105,000              105,000
Deferred tax liability (Note 5)                   78,733               65,779
Postretirement benefits (Note 8)                  75,821               74,469
Other long-term liabilities                       52,579               56,640

      Total liabilities                          704,837              685,800

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 14)

Shareholders' equity (Notes 6, 11 and 12):
  Capital stock:
      Preferred stock, non-voting, $1 par
       value (authorized:  25,000,000
       shares; issued and outstanding:  none)         --                   --
      Class A common stock, voting, $1
       par value, (authorized, issued and
       outstanding:  1,260,000 shares)             1,260                1,260
      Class B common stock, non-voting,
       no par value, $0.24 stated value
       (authorized:  100,000,000 shares;
       issued and outstanding:  35,462,034 in
       1999 and 35,395,306 in 1998)                8,443                8,428
         Total capital stock                       9,703                9,688

  Paid-in capital                                  5,773               10,505
  Retained earnings                              825,070              756,531
  Accumulated other comprehensive income (loss)      993               (1,926)

      Total shareholders' equity                 841,539              774,798

Total liabilities and shareholders' equity    $1,546,376           $1,460,598

See notes to consolidated financial statements.


ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the years ended
                                        December 26,  December 27,  December 28,
                                               1999          1998          1997
Cash flows from operating activities:                (In thousands)
Net income                               $   92,284    $   67,784    $   82,260
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in net earnings of joint
     ventures                               (36,958)      (33,227)      (15,893)
    Reserve for severance                     4,769         8,324            --
    Reserve for joint venture investment         --            --        21,978
    Depreciation, depletion and
     amortization                           123,770       115,815       117,166
    Loss on sale or abandonment of
     properties and intangibles, net          2,471         7,687         5,594
    Impairment charge                            --         2,219        10,595
    Deferred income taxes                    20,635        (8,751)      (15,043)
    Change in operating assets and liabilities:
      Accounts and notes receivable         (21,036)        2,140       (10,971)
      Inventories                            (4,373)        4,176        14,051
      Other assets                          (49,786)        8,977         3,742
      Accounts payable                       35,261         9,899         9,599
      Accrued expenses and other liabilities  2,751        (3,898)       37,475
         Net cash provided by operating
           activities                       169,788       181,145       260,553

Cash flows from investing activities:
  Purchases of investments                  (94,970)     (101,682)     (122,800)
  Sales and maturities of investments       105,920        62,393        39,499
  Additions to properties and intangible
    assets                                 (134,377)     (104,505)      (60,373)
  Proceeds from sales of properties
    and intangible assets                     3,821         2,264         3,273
  Distributions from joint ventures          30,280        22,438        13,250
  Other                                      (1,437)       (4,949)         (775)
         Net cash used in investing
          activities                        (90,763)     (124,041)     (127,926)

Cash flows from financing activities:
  Issuances of stock under stock plans        9,728         9,823        24,588
  Purchases of stock                        (20,722)      (27,599)      (60,151)
  Dividends paid                            (23,745)      (21,893)      (20,523)
  Payments of long-term debt                (40,000)      (27,500)      (20,500)
  Other                                      (1,692)        1,140         4,544
         Net cash used in financing
          activities                        (76,431)      (66,029)      (72,042)

Cash and cash equivalents:
  Net increase (decrease) in cash and cash
    equivalents                               2,594        (8,925)       60,585
  Effect of exchange rate changes on
    cash and cash equivalents                 1,176            88        (2,615)
  Balance at beginning of year              160,038       168,875       110,905
  Balance at end of year                 $  163,808    $  160,038    $  168,875

See notes to consolidated financial statements.


ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Accumulated
                                                                other
                              Common stock                      compre-
                                 issued      Paid-in  Retained hensive
                            Class A Class B  capital  earnings  income    Total
                                   (In thousands, except per share data)

Balances, December 29, 1996 $ 1,260 $ 8,729  $31,436  $671,972 $ 2,090 $715,487
Shares issued under stock
  plans                                 236   25,145                     25,381
Purchases of stock                     (489) (56,581)   (3,081)         (60,151)
Other comprehensive loss                                        (5,886)  (5,886)
Net income                                              82,260           82,260
Cash dividends-$0.55 per share                         (20,523)         (20,523)
Balances, December 28, 1997   1,260   8,476       --   730,628  (3,796) 736,568
Shares issued under stock
  plans                                 145   17,923                     18,068
Purchases of stock                     (193)  (7,418)  (19,988)         (27,599)
Other comprehensive income                                       1,870    1,870
Net income                                              67,784           67,784
Cash dividends-$0.60 per share                         (21,893)         (21,893)
Balances, December 27, 1998   1,260   8,428   10,505   756,531  (1,926) 774,798
Shares issued under stock
  plans                                 110   15,895                     16,005
Purchases of stock                      (95) (20,627)                   (20,722)
Other comprehensive income                                       2,919    2,919
Net income                                              92,284           92,284
Cash dividends-$0.645 per share                        (23,745)         (23,745)
Balances, December 26, 1999 $ 1,260 $ 8,443  $ 5,773  $825,070 $   993 $841,539


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of Adolph Coors Company (ACC); its principal subsidiary, Coors Brewing Company (CBC); and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for the Company's investments in affiliates where the Company has the ability to exercise significant influence (see Note 10). The Company has other investments that are accounted for at cost.

Nature of operations: The Company is a multinational brewer and marketer of beer and other malt-based beverages. The vast majority of the Company's volume is sold in the United States to independent wholesalers. The Company's international volume is produced, marketed and distributed under varying business arrangements including export, direct investment, joint ventures and licensing.

Fiscal year: The fiscal year of the Company is a 52- or 53-week period ending on the last Sunday in December. Fiscal years for the financial statements included herein ended December 26, 1999, December 27, 1998, and December 28, 1997, were all 52-week periods.

Investments in marketable securities: ACC invests excess cash on hand in interest-bearing debt securities. At December 26, 1999, $113.2 million of these securities were classified as current assets and $2.9 million were classified as non-current assets, as their maturities exceeded one year. All of these securities were considered to be available-for-sale. At December 26, 1999, these securities have been recorded at fair value, based on quoted market prices, through other comprehensive income. Maturities on these investments range from 2000 through 2001.

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

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $41.0 million and $41.4 million at December 26, 1999, and December 27, 1998, respectively.

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

Derivative Instruments: In the normal course of business, the Company is exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. The Company employs various financial instruments, including forward exchange contracts, options and swap agreements, to manage certain of the exposures when practical. By policy, the Company does not enter into such contracts for the purpose of speculation or use leveraged financial instruments.

The Company's derivatives activities are subject to management, direction and control of the Financial Risk Management Committee (FRMC). The FRMC is composed of the chief financial officer and other senior management of the Company. The FRMC (1) sets forth risk-management philosophy and objectives through a corporate policy, (2) provides guidelines for derivative-instrument usage and (3) establishes procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.

The Company's objective in managing its exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into forward exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income.

To manage its exposures, the Company has entered into various financial instruments including forward exchange contracts, options and swap agreements. The Company has designated some of these instruments as cash flow hedges. The Company has partially hedged its exposure to the variability in future cash flows relating to fluctuations in foreign exchange rates and certain production and packaging materials prices for terms extending from January 2000 through March 2002 (see Note 12).

Instruments entered into that relate to existing foreign currency assets and liabilities do not qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The gains and losses on both the derivatives and the foreign-currency-denominated assets and liabilities are recorded currently in Sales, Cost of goods sold and Marketing, general and administrative expenses in the accompanying Consolidated Statements of Income. Interest rate swap agreements are not designated as hedges, and therefore, currently all gains and losses are recorded in Interest income in the accompanying Consolidated Statements of Income. The Company has entered into call and put options which currently do not qualify for hedge accounting. If, at some future date, these options do qualify for hedge accounting, the Company may choose to designate them as hedging items. All gains and losses on these options are recorded currently in Cost of goods sold on the accompanying Consolidated Statements of Income.

The Company adopted FAS 133 as of January 1999. During 1999, there were no significant gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The estimated net gain to be recognized over the next 12 months in relation to certain production and packaging materials at December 26, 1999, is $5.1 million.

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period. During 1998, CBC recorded a $2.2 million impairment charge, which has been classified as a Special charge in the accompanying Consolidated Statements of Income, related to long-lived assets at one of its distributorships. The long-lived assets were considered impaired in light of both historical losses and expected future, undiscounted cash flows. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined using a discounted cash flow model.

Impairment policy: The Company periodically evaluates its assets to assess their recoverability from future operations using undiscounted cash flows. Impairment would be recognized in operations if a permanent diminution in value is judged to have occurred.

Advertising: Advertising costs, included in Marketing, general and administrative, are expensed when the advertising is run. Advertising expense was $443.4 million, $395.8 million and $360.0 million for years 1999, 1998 and 1997, respectively. The Company had $6.2 million and $7.0 million of prepaid advertising production costs reported as assets at December 26, 1999, and December 27, 1998, respectively.

Research and development: Research and project development costs, included in Marketing, general and administrative, are expensed as incurred. These costs totaled $15.5 million, $15.2 million and $14.6 million in 1999, 1998 and 1997, respectively.

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

Statement of Cash Flows: Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. During 1999, 1998 and 1997, ACC issued restricted common stock under its management incentive program. These issuances, net of forfeitures, resulted in net non-cash (decreases) increases to the equity accounts of ($0.7) million, $2.4 million and $0.8 million in 1999, 1998 and 1997 respectively. Also during 1999, 1998 and 1997, equity was increased by the non-cash tax effects of the exercise of stock options under the Company's stock plans of $7.0 million, $5.9 million and $5.0 million, respectively. Net income taxes paid were $42.4 million in 1999, $39.6 million in 1998 and $66.8 million in 1997.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:
                                                 As of
                                 December 26,          December 27,
                                        1999                  1998
                                          (In thousands)

Land and improvements             $   94,687            $   94,561
Buildings                            501,013               494,344
Machinery and equipment            1,680,600             1,581,355
Natural resource properties            7,423                 8,623
Construction in progress              44,845                50,840
                                   2,328,568             2,229,723
Less accumulated depreciation,
 depletion and amortization       (1,614,567)           (1,515,282)

Net properties                    $  714,001            $  714,441

Interest incurred, capitalized, expensed and paid were as follows:

                                   For the years ended
                        December 26,   December 27,    December 28,
                               1999           1998            1997
                                      (In thousands)

Interest costs              $ 8,478        $12,532         $15,177
Interest capitalized         (4,121)        (2,729)         (1,900)

Interest expensed           $ 4,357        $ 9,803         $13,277

Interest paid               $ 9,981        $12,808         $14,643

NOTE 3:

Leases

The Company leases certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. At December 26, 1999, the minimum aggregate rental commitment under all non-cancelable leases was (in thousands): 2000, $5,790; 2001, $4,864; 2002,
$4,231; 2003, $3,711; 2004, $3,628; and $7,152 for years thereafter. Total rent expense was (in thousands) $10,978, $11,052 and $13,870 for years 1999, 1998 and 1997, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:
                                                 As of
                             December 26, 1999          December 27, 1998
                            Carrying        Fair       Carrying        Fair
                              value        value         value        value
                                             (In thousands)

Medium-term notes           $     --    $     --       $ 40,000    $ 40,000
Senior Notes                 100,000      99,000        100,000     101,000
Industrial development bonds   5,000       5,000          5,000       5,000

Total                        105,000     104,000        145,000     146,000
Less current portion              --          --         40,000      40,000

                            $105,000    $104,000       $105,000    $106,000

Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

During 1999, the medium-term notes matured and were paid in full.

On July 14, 1995, the Company completed a $100 million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The principal amount of the Notes is payable as follows: $80 million in 2002 and $20 million in 2005.

The Company is obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September and December. The interest rate on December 26, 1999, was 4.85%.

The Company has an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 26, 1999. This line of credit has a five-year term which expires in 2002, with two optional one-year extensions. During 1998, the Company exercised an option to extend the maturity to 2003. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, the Company is required to maintain a certain debt-to-total capitalization ratio, with which the Company was in compliance at year-end 1999.

CBC's distribution subsidiary in Japan has two revolving lines of credit that it utilizes in its normal operations. Each of these facilities provides up to 500 million yen (approximately $4.9 million each as of December 26, 1999) in short-term financing. As of December 26, 1999, the approximate yen equivalent of $4.9 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 5:

Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions:
                                          For the years ended
                               December 26,   December 27,   December 28,
                                      1999           1998           1997
                                             (In thousands)
Current:
  Federal                        $  31,062      $  41,200      $  68,435
  State and foreign                  6,686         10,867         11,241

Total current tax expense           37,748         52,067         79,676

Deferred:
  Federal                           19,035         (7,401)       (12,935)
  State and foreign                  1,600         (1,350)        (2,108)

Total deferred tax
  expense (benefit)                 20,635         (8,751)       (15,043)

Total income tax expense         $  58,383      $  43,316      $  64,633


The Company's income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                           For the years ended
                                 December 26,   December 27,    December 28,
                                        1999           1998            1997

Expected tax rate                     35.0%          35.0%           35.0%
State income taxes, net of
  federal benefit                      3.7            3.1             3.9
Effect of foreign investments          1.1            2.5             0.8
Non-taxable income                    (0.8)          (1.7)           (0.4)
Effect of reserve for joint venture
  investment                            --             --             4.8
Other, net                            (0.2)           0.1            (0.1)
  Effective tax rate                  38.8%          39.0%           44.0%


The Company's deferred taxes are composed of the following:

                                                         As of
                                             December 26,   December 27,
                                                    1999           1998
                                                   (In thousands)
Current deferred tax assets:
  Deferred compensation and other
    employee related                            $ 12,052       $ 13,985
  Balance sheet reserves and accruals             13,258         12,296
  Other                                              211            261
  Valuation allowance                             (1,146)        (2,986)
    Total current deferred tax assets             24,375         23,556

Current deferred tax liabilities:
  Balance sheet reserves and accruals              3,906            639

      Net current deferred tax assets           $ 20,469       $ 22,917

Non-current deferred tax assets:
  Deferred compensation and other
    employee related                            $ 14,578       $ 12,131
  Balance sheet reserves and accruals              4,913          4,254
  Retirement benefits                              9,947         29,725
  Environmental accruals                           2,264          2,126
  Deferred foreign losses                          1,623          2,031
    Total non-current deferred tax assets         33,325         50,267

Non-current deferred tax liabilities:
  Depreciation and capitalized interest          109,425        114,242
  Other                                            2,633          1,804
    Total non-current deferred tax liabilities   112,058        116,046

      Net non-current deferred tax liabilities  $ 78,733       $ 65,779

The deferred tax assets have been reduced by a valuation allowance, because management believes it is more likely than not that such benefits will not be fully realized. The valuation allowance was reduced during 1999 by approximately $1.8 million due to a change in circumstances regarding realizability.

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS has proposed adjustments for the years 1993 through 1995 from the recently completed examination. The material adjustments would result in a tax liability of approximately $8 million. The Company has filed a protest for the proposed adjustments and began the administrative appeals process in 1999. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

At December 26, 1999, the Company had four stock-based compensation plans, which are described in greater detail below. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for the Company's stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1999       1998      1997
                                                 (In thousands, except
                                                    per share data)

Net income                     As reported    $ 92,284   $ 67,784  $ 82,260
                               Pro forma      $ 82,222   $ 61,484  $ 78,077

Earnings per share - basic     As reported    $   2.51   $   1.87  $   2.21
                               Pro forma      $   2.24   $   1.69  $   2.10

Earnings per share - diluted   As reported    $   2.46   $   1.81  $   2.16
                               Pro forma      $   2.20   $   1.64  $   2.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 1999       1998      1997

Risk-free interest rate                           5.03%      5.78%     6.52%
Dividend yield                                    1.09%      1.63%     2.47%
Volatility                                       30.66%     32.56%    36.06%
Expected term (years)                             7.8       10.0      10.0
Weighted average fair market value             $ 23.28    $ 14.96   $  8.78

1983 Plan: The 1983 non-qualified Adolph Coors Company Stock Option Plan, as amended, (the 1983 Plan) provides for options to be granted at the discretion of the board of directors. These options expire 10 years from date of grant.
No options have been granted under this plan since 1989. At this time, the board of directors has decided not to grant additional options under this plan.

A summary of the status of the Company's 1983 Plan as of December 26, 1999, December 27, 1998, and December 28, 1997, and changes during the years ended on those dates is presented below:
                                                               Weighted-
                                       Options                  average
                                      available                exercise
                                      for grant     Shares       price
Outstanding at December 29, 1996        712,998      49,515      $14.85
  Exercised                                  --     (45,627)      14.55
  Forfeited                               3,888      (3,888)      18.36
Outstanding at December 28, 1997        716,886          --         N/A
  Exercised                                  --          --
  Forfeited                                  --          --
Outstanding at December 27, 1998        716,886          --         N/A
  Exercised                                  --          --
  Forfeited                                  --          --
Outstanding at December 26, 1999        716,886          --         N/A


1990 Plan: The 1990 Equity Incentive Plan, as amended, (1990 EI Plan) that became effective January 1, 1990, provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant. For grants during 1997 through 1999, one-third of the stock option grant vests in each of the three successive years after the date of grant. For grants during 1994 through 1996, stock options vested at 10% for each $1 increase in fair market value of ACC stock from date of grant, with a one-year holding period, or vest 100% after nine years. Once a portion has vested, it is not forfeited even if the fair market value drops. All of the grants issued during 1994 through 1996 were fully vested as of December 26, 1999. In November 1997, the board of directors approved increasing the total authorized shares to 8 million shares for issuance under the 1990 EI Plan, effective as of November 13, 1997.

A summary of the status of the Company's 1990 EI Plan as of December 26, 1999, December 27, 1998, and December 28, 1997, and changes during the years ending on those dates is presented below:
                                                                 Options
                                                               exercisable
                                                               at year-end
                                                 Weighted-           Weighted-
                            Options              average             average
                           available             exercise            exercise
                           for grant   Shares      price    Shares     price
Outstanding at
  December 29, 1996        3,105,844  1,723,364    $18.01   846,273    $16.30
    Authorized             3,000,000         --        --
    Granted               (1,573,742) 1,573,742     20.23
    Exercised                     --   (901,834)    17.71
    Forfeited                143,093   (143,093)    19.21
Outstanding at
  December 28, 1997        4,675,195  2,252,179     19.61   769,202     18.25
    Granted                 (794,283)   794,283     33.83
    Exercised                     --   (616,914)    18.66
    Forfeited                 99,331    (99,331)    25.06
Outstanding at
  December 27, 1998        3,980,243  2,330,217     24.47   630,457     19.06
    Granted                 (917,951)   917,951     57.86
    Exercised                     --   (494,424)    21.54
    Forfeited                110,289   (110,289)    38.00
Outstanding at
  December 26, 1999        3,172,581  2,643,455    $36.05   881,161    $23.26


The following table summarizes information about stock options outstanding at December 26, 1999:

                        Options outstanding                Options exercisable
                              Weighted-
                               average     Weighted-                 Weighted-
   Range of                   remaining     average                   average
   exercise                  contractual   exercise                  exercise
    prices         Shares    life (years)    price           Shares    price
$14.45-$22.00    1,043,060       6.6         $19.11          645,598   $19.06
$26.88-$33.41      651,511       8.0         $33.25          186,853   $33.03
$35.81-$59.25      948,884       9.0         $56.59           48,710   $41.48
$14.45-$59.25    2,643,455       7.8         $36.05          881,161   $23.26

The Company issued 4,953 shares, 85,651 shares and 40,201 shares of restricted stock in 1999, 1998 and 1997, respectively, under the 1990 EI Plan. For the 1999 shares, the vesting period is two years from the date of grant. For the 1998 shares, the vesting period is three years from the date of the grant and is either prorata for each successive year or cliff vesting. For the 1997 shares, the vesting period is one year from the date of the grant. The compensation cost associated with these awards is amortized over the vesting period. Compensation cost associated with these awards was immaterial in 1999, 1998 and 1997.

1991 Plan: In 1991, the Company adopted the Equity Compensation Plan for Non-Employee Directors (EC Plan). The EC Plan provides for two grants of the Company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his remaining 80% retainer in cash, restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 1999, 1998 and 1997. Common stock reserved for this plan as of December 26, 1999, was 30,258 shares.

1995 Supplemental Compensation Plan: In 1995, the Company adopted a supplemental compensation plan that covers substantially all its employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of the Company's Class B common stock. CSUs have a one-year holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, for shares of the Company's Class B common stock. Awards under the plan in 1999, 1998 and 1997 were immaterial. The number of shares of common stock available under this plan as of December 26, 1999, was 83,707 shares.

NOTE 7:

Employee Retirement Plans

The Company maintains several defined benefit pension plans for the majority of its employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments and real estate. The Company's funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $11.6 million in 1999, $11.9 million in 1998, and $14.1 million in 1997. These amounts include the Company's matching for the savings and investment (thrift) plan of $6.1 million in 1999, $6.1 million in 1998, and $5.8 million in 1997. The decrease in pension expense from 1997 to 1998 is primarily due to the improvement in the funded position of the Coors Retirement Plan over that period. In 1999, the funded position of the Coors Retirement Plan continued to improve, but periodic pension costs did not decrease significantly from 1998 because in November 1998, the ACC board of directors approved changes to one of the plans that were effective July 1, 1999. The changes increased the projected benefit obligation at the effective date by approximately $48 million. To offset the increase in the projected benefit obligation of the defined benefit pension plan, the Company made a $48 million contribution to the plan in January 1999.

Note that the settlement rates shown in the table on the following page were selected for use at the end of each of the years shown. The Company's actuary calculates pension expense annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.

                                              For the years ended
                                   December 26,   December 27,   December 28,
                                          1999           1998           1997
                                                 (In thousands)
Components of net periodic
  pension cost:
Service cost-benefits earned
  during the year                     $ 16,456       $ 14,449       $ 11,234
Interest cost on projected
  benefit obligation                    38,673         33,205         32,730
Expected return on plan assets         (52,173)       (42,498)       (36,176)
Amortization of prior service cost       4,161          2,274          2,274
Amortization of net transition amount   (1,690)        (1,691)        (1,690)
Recognized net actuarial loss (gain)        75             28           (111)

  Net periodic pension cost           $  5,502       $  5,767       $  8,261

The changes in the benefit obligation and plan assets and the funded status of the pension plans are as follows:
                                                           As of
                                                December 26,    December 27,
                                                       1999            1998
                                                          (In thousands)
Change in projected benefit obligation:
Projected benefit obligation at
  beginning of year                               $ 532,556       $ 465,229
Service cost                                         16,456          14,449
Interest cost                                        38,673          33,205
Amendments                                           48,573              --
Actuarial (gain) loss                               (63,326)         40,932
Benefits paid                                       (24,504)        (21,259)

Projected benefit obligation at end of year       $ 548,428       $ 532,556

Change in plan assets:
Fair value of assets at beginning of year         $ 480,000       $ 465,494
Actual return on plan assets                        124,840          35,842
Employer contributions                               50,078           2,759
Benefits paid                                       (24,504)        (21,259)
Expenses paid                                        (3,261)         (2,836)

Fair value of plan assets at end of year          $ 627,153       $ 480,000

Funded status - excess (shortfall)                $  78,725       $ (52,556)
Unrecognized net actuarial (gain) loss             (105,473)         28,836
Unrecognized prior service cost                      58,715          14,303
Unrecognized net transition amount                     (728)         (2,419)

  Prepaid (accrued) benefit cost                  $  31,239       $ (11,836)


                                                 1999        1998       1997
Weighted average assumptions as of year-end:

Discount rate                                    8.00%       7.00%      7.25%
Rate of compensation increase                    5.25%       4.50%      4.50%
Expected return on plan assets                  10.50%      10.50%     10.25%

NOTE 8:

Non-Pension Postretirement Benefits

The Company has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.0% in 1999 to 5.25% in 2006. The discount rate used in determining the accumulated postretirement benefit obligation was 8.00%, 7.00% and 7.25% at December 26, 1999, December 27, 1998, and December 28, 1997, respectively. In November 1998, the ACC board of directors approved changes to one of the plans. The changes were effective July 1, 1999, and increased the accumulated postretirement benefit obligation at the effective date by approximately $6.7 million.

The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows:

                                                For the years ended
                                    December 26,   December 27,   December 28,
                                           1999           1998           1997
                                                    (In thousands)
Components of net periodic
  postretirement benefit cost:
Service cost - benefits earned
  during the year                      $  1,404       $  1,484       $  1,408
Interest cost on projected
  benefit obligation                      5,112          4,707          4,775
Recognized net actuarial gain              (138)          (207)          (353)
  Net periodic postretirement
    benefit cost                       $  6,378       $  5,984       $  5,830


                                                             As of
                                                  December 26,    December 27,
                                                         1999            1998
                                                          (In thousands)
Change in projected postretirement
  benefit obligation:
Projected benefit obligation at beginning of year    $ 72,122        $ 67,916
Service cost                                            1,404           1,484
Interest cost                                           5,112           4,707
Amendments                                                554              --
Actuarial loss(gain)                                   (2,497)          1,504
Benefits paid                                          (4,295)         (3,489)
  Projected postretirement benefit
    obligation at end of year                        $ 72,400        $ 72,122

Change in plan assets:
Fair value of assets at beginning of year            $     --        $     --
Actual return on plan assets                               --              --
Employer contributions                                  4,295           3,489
Benefits paid                                          (4,295)         (3,489)
  Fair value of plan assets at end of year           $     --        $     --

Funded status - shortfall                            $(72,400)       $(72,122)
Unrecognized net actuarial gain                        (7,958)         (5,552)
Unrecognized prior service cost (benefit)                 242            (360)

Accrued postretirement benefits                       (80,116)        (78,034)

Less current portion                                    4,295           3,565

  Long-term postretirement benefits                  $(75,821)       $(74,469)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             One-percentage-   One-percentage-
                                             point increase    point decrease
                                                      (In thousands)
Effect on total of service and interest
  cost components                                    $  535           $  (470)
Effect of postretirement benefit obligation          $4,500           $(4,000)

NOTE 9:

Special Charges (Credits)

The annual results for 1999 included a third quarter pretax net special charge of $5.7 million, which resulted in after-tax expense of $0.10 per basic and diluted share. The Company undertook restructuring part of its operations, which primarily included a voluntary severance program involving its engineering and construction work force. Approximately 50 engineering and construction employees accepted severance packages under the voluntary program. Total severance and related costs were approximately $3.7 million, which are included in the Special charges on the Company's accompanying Consolidated Statements of Income. Of the total severance charge, approximately $880,000 of these costs were paid as of December 26, 1999. Also included in the $5.7 million charge is approximately $2.0 million of special charges incurred to facilitate distributor network improvements.

The annual results for 1998 included a third quarter pretax net special charge of $19.4 million, which resulted in after-tax expense of $0.32 per basic share ($0.31 per diluted share). This charge included a $17.2 million pretax charge for severance and related costs of restructuring the Company's production operations. The severance costs related to the restructuring were comprised of costs under a voluntary severance program involving the Company's production work force plus severance costs incurred for a small number of salaried employees. Approximately 200 production employees accepted severance packages under the voluntary program. Of the total severance charge, approximately
$14.9 million of these costs were paid as of December 26, 1999. Also included in the third quarter results was a $2.2 million pretax charge for the impairment of certain long-lived assets at one of the Company's distributorships (see Note 1).

The annual results for 1997 included a pretax net special credit of $31.5 million, which resulted in after-tax income of $0.37 per basic share ($0.36 per diluted share). First quarter results included a $1.0 million pretax charge for Molson Canada legal proceedings. Second quarter results included a $71.5 million special credit relating to a payment from Molson to settle legal disputes with the Company, less approximately $2.2 million in related legal expenses. Also in the second quarter, CBC recorded a $22.4 million reserve related to the recoverability of its investment in Jinro-Coors Brewing Company
(JCBC) of Korea (see Note 10), as well as a $14.4 million charge related to CBC's brewery in Zaragoza, Spain, (see Note 1) for the impairment of certain long-lived assets and goodwill and for severance costs for a limited work force reduction.

NOTE 10:

Investments

Equity method investments: The Company has investments in affiliates that are accounted for using the equity method of accounting. These investments aggregated $69.2 million and $62.3 million at December 26, 1999, and December 27, 1998, respectively. These investment amounts are included in Other assets on the Company's accompanying Consolidated Balance Sheets.

Summarized condensed balance sheet and income statement information for the Company's equity method investments are as follows:

Summarized condensed balance sheets:
                                                           As of
                                                December 26,    December 27,
                                                       1999            1998
                                                      (In thousands)

Current assets                                      $99,539         $90,092
Non-current assets                                  $84,945         $94,508
Current liabilities                                 $34,317         $55,312
Non-current liabilities                             $    75         $   123

Summarized condensed statements of operations:

                                            For the years ended
                               December 26,    December 27,    December 28,
                                      1999            1998            1997
                                              (In thousands)

Net sales                         $449,238        $453,246        $372,479
Gross profit                      $116,970        $ 97,478        $ 39,459
Net income                        $ 68,375        $ 59,650        $ 22,384
Company's equity in operating
  income                          $ 36,958        $ 33,227        $ 15,893

The Company's share of operating income of these non-consolidated affiliates is primarily included in Sales and Cost of goods sold on the Company's accompanying Consolidated Statements of Income.

Coors Canada, Inc. (CCI), a subsidiary of ACC, formed a partnership, Coors Canada, with Molson, Inc. to market and sell Coors products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. CCI's investment in the partnership is accounted for using the equity method of accounting due to Molson's participating rights in the partnership's business operations. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson Canada for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson Canada generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales. During 1999, CCI received a $21.0 million distribution from the partnership. Also see discussion in Note 13.

Owens-Brockway Glass Container, Inc. (Owens) and CBC operate a joint venture partnership, the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at the CBC glass manufacturing facility. The partnership's initial term is until 2005 and can be extended for additional two-year periods. RMBC has a contract to supply CBC's bottle requirements and Owens is the 100% preferred supplier of bottles to CBC for bottle requirements not met by RMBC. In 1999, RMBC produced approximately 941 million bottles. CBC purchases virtually all of the bottles produced by RMBC.

Also under the agreement, CBC agreed to purchase an annual quantity of bottles from the joint venture, which represents a 2000 commitment of approximately $86 million. The expenditures under this agreement in 1999, 1998 and 1997 were approximately $69 million, $67 million and $59 million, respectively.

In 1994, CBC and American National Can Company (ANC) formed a 50/50 joint venture to produce beverage cans and ends at CBC manufacturing facilities for sale to CBC and outside customers. The agreement has an initial term of seven years and can be extended for two additional three-year periods. The aggregate amount paid to the joint venture for cans and ends in 1999, 1998 and 1997 was approximately $223 million, $231 million and $227 million, respectively. The estimated cost in 2000 under this agreement for cans and ends is $232 million. Additionally, during 1999 CBC received a $7.5 million distribution from this joint venture.

CBC is a limited partner in a partnership in which a subsidiary of ACX Technologies, Inc. (ACX) is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Cash distributions and income or losses are allocated equally between the partners until CBC recovers its investment. After CBC recovers its investment, cash distributions are split 80% to the general partner and 20% to CBC, while income or losses are allocated in such a manner to bring CBC's partnership interest to 20%. In late 1999, CBC recovered its investment.

Cost investments: CBC invested approximately $22 million in 1991 for a 33% interest in the Jinro-Coors Brewing Company (JCBC), a joint venture between CBC and Jinro Limited. CBC accounted for this investment under the cost basis of accounting, given that CBC did not have the ability to exercise significant influence over JCBC and that CBC's investment in JCBC was considered temporary. This investment included a put option that was exercised by CBC in December 1997. The put option entitled CBC to require Jinro Limited (the 67% owner of JCBC) to purchase CBC's investment.

Beginning in April 1997, Jinro Limited began attempting to restructure due to financial difficulties. The financial difficulties of JCBC and Jinro Limited called into question the recoverability of CBC's investment in JCBC. Therefore, during the second quarter of 1997, CBC fully reserved for its investment in JCBC. This reserve was classified as a Special charge in the accompanying Consolidated Statements of Income.

When CBC exercised its put option in December 1997, it reclassified its investment in JCBC to a receivable from Jinro Limited. The receivable is secured by shares, which were later canceled as described below. Jinro Limited had until June 1998 to perform its obligation under the put option. It did not perform.

In February 1999, Jinro Limited, which was operating under a composition plan approved by its creditors and a Korean court, announced a plan to sell JCBC through an international bidding process. The Company submitted a bid for the purchase of JCBC and was selected as the preferred bidder. Subsequent to this selection, the supervising court and creditors of JCBC canceled the original auction and held a new one, in which CBC did not participate. JCBC was sold to Oriental Brewery and the shares of the former owners were canceled in November 1999.

In 1991, CBC entered into an agreement with Colorado Baseball Partnership
1993, Ltd. for an equity investment and multiyear signage and advertising package. This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The carrying value of this investment approximates its fair value at December 26, 1999, and December 27, 1998. During 1998, the agreement was modified to extend the term and expand the conditions of the multiyear signage and advertising package.
The recognition of the liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Fieldr. This liability is included in the total advertising and promotion commitment discussed in Note 14.

NOTE 11:

Stock Activity and Earnings Per Share

Capital stock: Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A stock.

Activity in the Company's Class A and Class B common stock, net of forfeitures, for each of the three years ended December 26, 1999, December 27, 1998, and December 28, 1997, is summarized below:
                                                Common Stock
                                           Class A         Class B

Balances at December 29, 1996             1,260,000      36,662,404

Shares issued under stock plans                  --         989,857
Purchases of stock                               --      (2,052,905)

Balances at December 28, 1997             1,260,000      35,599,356

Shares issued under stock plans                  --         684,808
Purchases of stock                               --        (888,858)

Balances at December 27, 1998             1,260,000      35,395,306

Shares issued under stock plans                  --         478,390
Purchases of stock                               --        (411,662)

Balances at December 26, 1999             1,260,000      35,462,034

At December 26, 1999, December 27, 1998, and December 28, 1997, 25 million shares of $1 par value preferred stock were authorized but unissued.

The board of directors authorized the repurchase during 1999, 1998 and 1997 of up to $40 million each year of ACC's outstanding Class B common stock on the open market. During 1999, 1998 and 1997, 232,300 shares, 766,200 shares and 969,500 shares, respectively, were repurchased for approximately $12.2 million, $24.9 million and $24.9 million, respectively, under this stock repurchase program. In November 1999, the board of directors extended the program and authorized the repurchase during 2000 of up to $40 million of stock.

Earnings per share: Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                        For the years ended
                                December 26,   December 27,  December 28,
                                       1999           1998          1997
                                  (In thousands, except per share data)
Net income available to
  common shareholders               $92,284        $67,784       $82,260

Weighted-average shares
  for basic EPS                      36,729         36,312        37,218
Effect of dilutive securities:
  Stock options                         640          1,077           751
  Contingent shares not included in
   shares outstanding for basic EPS      88            126            87
Weighted-average shares
  for diluted EPS                    37,457         37,515        38,056

Basic EPS                             $2.51          $1.87         $2.21

Diluted EPS                           $2.46          $1.81         $2.16

The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming the Company was to repurchase common shares with the proceeds from stock option exercises.

NOTE 12:

Other Comprehensive Income

                               Foreign       Unrealized          Accumulated
                               currency    gain on available-       other
                             translation  for-sale securities   comprehensive
                             adjustments    and derivatives         income
                                             (In thousands)

Balances, December 29, 1996      $ 2,090        $    --               $ 2,090

Current period change             (5,886)            --                (5,886)

Balances, December 28, 1997       (3,796)            --                (3,796)

Current period change              1,430            440                 1,870

Balances, December 27, 1998       (2,366)           440                (1,926)

Current period change             (3,519)         6,438                 2,919

Balances, December 26, 1999      $(5,885)       $ 6,878               $   993


                                                         Tax
                                           Pre-tax     (expense)   Net-of-tax
                                         gain (loss)    benefit    gain (loss)
1999:
Foreign currency translation adjustments    $(5,745)    $ 2,226       $(3,519)
Unrealized gain on available-for-sale
  securities and derivatives                 10,511      (4,073)        6,438
Other comprehensive income                  $ 4,766     $(1,847)      $ 2,919

1998:
Foreign currency translation adjustments $ 2,344 $ (914) $ 1,430 Unrealized gain on available-for-sale
  securities and derivatives                    721        (281)          440
Other comprehensive income                  $ 3,065     $(1,195)      $ 1,870

1997:
Foreign currency translation adjustments    $(9,942)    $ 4,056       $(5,886)
Unrealized gain on available-for-sale
  securities and derivatives                     --          --            --
Other comprehensive (loss) income           $(9,942)    $ 4,056       $(5,886)

NOTE 13:

Segment and Geographic Information

The Company has one reporting segment relating to the continuing operations of producing and marketing malt-based beverages. The Company's operations are conducted in the United States, the country of domicile, and several foreign countries, none of which are individually significant to the Company's overall operations. The net revenues from external customers, operating income and pretax income attributable to the United States and all foreign countries for the years ended December 26, 1999, December 27, 1998, and December 28, 1997, are as follows:
                                     1999           1998           1997
                                              (In thousands)
United States:
  Net revenues                   $2,007,560     $1,864,745     $1,780,613
  Operating income               $  133,172     $   93,259     $   66,708
  Pre-tax income                 $  171,756     $  110,627     $   66,363

Foreign countries:
  Net revenues                   $   49,086     $   34,788     $   40,691
  Operating income               $    8,811     $   10,560     $   80,685
  Pre-tax income                 $  (21,089)    $      473     $   80,530

Included in 1999 and 1998 foreign revenues are earnings from CCI, the Company's investment accounted for using the equity method of accounting (see
Note 10). In 1997, prior to the formation of CCI, foreign revenues include Canadian royalties earned under a licensing agreement.

The net long-lived assets located in the United States and all foreign countries as of December 26, 1999, and December 27, 1998, are as follows:

                                         1999           1998
                                          (In thousands)

United States                         $705,062       $702,923
Foreign countries                        8,939         11,518

  Total                               $714,001       $714,441


The total export sales (in thousands) during 1999, 1998 and 1997 were $178,249, $152,353 and $125,569, respectively.

NOTE 14:

Commitments and Contingencies

Insurance: It is the Company's policy to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation and general liability contract deductibles. During 1999, the Company fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintains a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

In 1991, the Company became aware that Mutual Benefit Life Insurance Company (MBLIC) had been placed under the control of the State of New Jersey. The Company is a holder of several life insurance policies and annuities through MBLIC. In July 1999, Anchor National, a Sun America Company, bought out MBLIC. The cash surrender value was transferred to Anchor National. The cash surrender value under these policies is approximately $7.1 million. Policyholders have been notified that all claims, benefits and annuity payments will continue to be paid in full. Anchor National has been issuing new insurance certificates as well as procedures for policyholders to redeem the full value of their policies for cash.

Letters of credit: As of December 26, 1999, the Company had approximately $22.1 million outstanding in letters of credit with certain financial institutions. These letters generally expire within 12 months from the dates of issuance, with expiration dates ranging from March 2000 to October 2000. These letters of credit are being maintained as security for performance on certain insurance policies, operations of underground storage tanks, as parent guarantees for bank financing and overdraft protection of a foreign subsidiary, and payments of liquor and duty taxes and energy billings.

Power supplies: In 1995, Coors Energy Company (CEC), a subsidiary of CBC, sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a 10-year agreement to purchase 100% of the brewery's coal requirements from Bowie. The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In September 1995, CBC concluded the sale of its power plant and support facilities to Trigen. In conjunction with this sale, CBC agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities through 2020. CBC's financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $13.3 million for 2000, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and CBC's electricity and steam use.

Supply contracts: The Company has various long-term supply contracts with unaffiliated third parties to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide for the Company to purchase certain minimum levels of materials for terms extending from five to 12 years. The approximate future purchase commitments under all of these third-party supply contracts are as follows:

Fiscal Year       Amount
              (In thousands)
2000           $ 142,000
2001             142,000
2002              94,000
2003              94,000
2004              94,000
Thereafter       160,000

Total          $ 726,000

The Company's total purchases (in thousands) under these contracts in fiscal year 1999, 1998 and 1997 were approximately $108,900, $95,600 and $84,900, respectively.

ACX: At the end of 1992, the Company distributed to its shareholders the common stock of ACX. ACX was formed in 1992 to own the ceramics, aluminum, packaging and technology-based development businesses which were then owned by ACC. In December 1999, ACX spun off the ceramics business into a separate company, CoorsTek. William K. Coors and Peter H. Coors are trustees of one or more family trusts that collectively own all of ACC's voting stock, approximately 47% of Class B common stock, approximately 46% of ACX's common stock and approximately 45% of CoorsTek common stock. ACC, ACX and CoorsTek or their subsidiaries have certain business relationships and have engaged, or proposed to engage, in certain transactions with one another, as described below.

CBC currently has a packaging supply agreement with a subsidiary of ACX under which CBC purchases all of its paperboard (including composite packages, labels and certain can wrappers). This contract expires in 2002. Also, since late 1994, ANC, the purchasing agent for the joint venture between ANC and CBC, has ordered limited quantities of can, end and tab stock from an entity that was formerly a subsidiary of ACX. CBC also had an agreement to purchase refined corn starch annually from an ACX subsidiary. In February 1999, ACX sold the assets of the subsidiary, which was party to the starch agreement, to an unaffiliated third party, who was assigned the starch supply agreement. CBC's total purchases under the packaging agreement in 1999 were approximately $107 million. Purchases from the related party in 2000 under the packaging agreement are estimated to be approximately $106 million.

Advertising and promotions: The Company's total commitments for advertising and promotions at sports arenas, stadiums and other venues and events are approximately $182.7 million over the next eight years.

Environmental: The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. brought litigation in 1991 in U.S. District Court against the Company and 37 other "potentially responsible parties" to determine the allocation of costs of Lowry site remediation. In 1993, the Court approved a settlement agreement between the Company and the plaintiffs, resolving the Company's liabilities for the site. The Company agreed to initial payments based on an assumed present value of $120 million in total site remediation costs. Further, the Company agreed to pay a specified share of costs if total remediation costs exceeded this amount. The Company remitted its agreed share of $30 million, based on the $120 million assumption, to a trust for payment of site remediation, operating and maintenance costs.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. are expected to implement site remediation. Chemical Waste Management's projected costs to meet the remediation objectives and requirements are currently below the $120 million assumption used for ACC's settlement. The Company has no reason to believe that total remediation costs will result in additional liability to the Company.

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

Restructuring: At December 26, 1999, the Company had a $2.7 million liability related to personnel accruals as a result of a restructuring of operations that occurred in 1993. These accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions. For the restructuring liabilities incurred during 1999 and 1998, see discussion at
Note 9.

Labor: Approximately 7% of the Company's work force, located principally at the Memphis brewing and packaging facility, is represented by a labor union with whom the Company engages in collective bargaining. A labor contract prohibiting strikes took effect in early 1997 and extends to 2001.

Year 2000 (unaudited): The "Year 2000" issue arose because some computers, software and other equipment included programming code in which calendar year data were abbreviated to only two digits. As a result of this design decision, some of these systems may have failed to operate or failed to produce correct results if "00" was interpreted to mean 1900 rather than 2000. ACC established processes for evaluating and managing the risks and costs associated with the Year 2000 issue. The Company did not experience any major difficulties or any significant interruptions to its business during the transition to the Year 2000.

NOTE 15:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 26, 1999.

In the third quarters of 1999 and 1998, certain adjustments were made which were not of a normal and recurring nature. As described in Note 9, income in 1999 was decreased by a special pretax charge of $5.7 million, or $0.10 per basic share ($0.10 per diluted share) after tax, and income in 1998 was decreased by a special pretax charge of $19.4 million, or $0.32 per basic share ($0.31 per diluted share) after tax. Refer to Note 9 for a further discussion of special charges (credits).

ADOLPH COORS COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                            First      Second       Third    Fourth        Year
1999                              (In thousands, except per share data)

Net sales                 $439,862    $575,568    $544,025  $497,191  $2,056,646

Gross profit              $167,480    $260,348    $223,487  $189,366  $  840,681

Net income                $ 11,982    $ 46,231    $ 21,836  $ 12,235  $   92,284

Net income per
  common share - basic    $   0.33    $   1.26    $   0.59  $   0.33  $     2.51

Net income per
  common share - diluted  $   0.32    $   1.23    $   0.58  $   0.33  $     2.46

                            First      Second       Third    Fourth        Year
1998                                  (In thousands, except per share data)

Net sales                 $414,145    $541,944    $499,360  $444,084  $1,899,533

Gross profit              $151,816    $232,156    $189,367  $165,501  $  738,840

Net income                $  9,786    $ 39,538    $  9,081  $  9,379  $   67,784

Net income per
  common share - basic    $   0.27    $   1.09    $   0.25  $   0.26  $     1.87

Net income per
  common share - diluted  $   0.26    $   1.06    $   0.24  $   0.25  $     1.81


ITEM 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

WILLIAM K. COORS (Age 83) is chairman of the board and president of Adolph Coors Company (ACC) and has served in such capacities since 1970 and 1989, respectively. He has served as a director since 1940. He is the chairman of the Executive Committee. He is also a director and chairman of the board of Coors Brewing Company (CBC) and ACX Technologies, Inc. (ACX).

JOSEPH COORS (Age 82) is vice chairman of ACC and has served in that capacity since 1975. He has served as a director since 1942. He retired from day-to-day operations in December 1987. He is a member of the Executive Committee.
He is also a director of CBC. He was a director of ACX from October 1992 until his resignation in July 1996 and now is director emeritus. He is also a director of CoorsTek, Inc., which was spun-off from ACX in December 1999.

PETER H. COORS (Age 53) is vice president of ACC and chief executive officer and vice chairman of CBC and has served in that capacity since 1993. He has served as a director of ACC since 1973 and is a member of the Executive Committee. Prior to 1993, he served as executive vice president of ACC and chairman of the brewing division, before the organization of CBC. He served as interim treasurer and chief financial officer from December 1993 to February 1995. He is also a director of CBC. In his career at CBC, he has served in a number of different executive and management positions. Since March 1996, he has been a director of U.S. Bancorp.

W. LEO KIELY III (Age 53) became president and chief operating officer of CBC as of March 1, 1993. He was named a director of ACC and CBC in August 1998. Prior to joining CBC, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo in Plano, Texas, most recently serving as central division president. He serves on the board of directors of Sunterra Resorts, Inc. He also serves on the Metropolitan State College of Denver, the Foundation Board and the Denver Center for the Performing Arts. He is also a national trustee of the Boys and Girls Clubs of America and chair of the 1999 Denver United Way campaign.

LUIS G. NOGALES (Age 56) has served as a director since 1989. He is a member of the Audit Committee and chairman of the Compensation Committee. He is also a director of CBC. He is president of Nogales Partners, an acquisition firm (1990-present). He was chairman and chief executive officer of Embarcadero Media (1992-1997); president of Univision, the nation's largest Spanish language television network (1986-1988); and chairman and chief executive officer of United Press International (1983-1986). He is also a director of Edison International, Kaufman and Broad Home Corporation and Kaufman and Broad S.A.

PAMELA H. PATSLEY (Age 43) joined the Company as a director in November 1996. She is also a director of CBC. She chairs the Audit Committee and is a member of the Compensation Committee. In March 2000, she became executive vice president of First Data Corp. and president of First
Data Merchant Services, First Data's merchant processing enterprise, which also includes the TeleCheck check guarantee and approval business. Prior to joining First Data, Patsley served as president, chief executive officer and director of Paymentech. She began her Paymentech career as a founding officer of First USA, Inc. when it was established in 1985. Before joining First USA, Patsley was with KPMG Peat Marwick. She is also a director of Message Media, Inc.

WAYNE R. SANDERS (Age 52) joined the Company as a director in February 1995.
He is a member of the Compensation Committee and the Audit Committee and is also a director of CBC. He is chairman of the board and chief executive officer of Kimberly-Clark (K-C) Corporation in Dallas. Sanders joined K-C in 1975 and during the past 20 years he has served in a number of positions with K-C. He was named to his current position in 1992. He was elected to K-C's board of directors in August 1989. He is also a director of Texas Instruments Incorporated and Chase Bank of Texas.

ALBERT C. YATES (Age 57) joined the Company as a director in August 1998. He is a member of the Compensation Committee and the Audit Committee. He is also a director of CBC. He is president of Colorado State
University in Fort Collins, Colorado, and chancellor of Colorado
State University System. He is a member of the board of the Federal
Reserve Board of Kansas City-Denver Branch. He has served on the board of the Fort Collins Chamber of Commerce and First Interstate Bank.

William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(b)  Executive Officers

Of the above directors, William K. Coors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC at March 1, 2000:

DAVID G. BARNES (Age 38) joined CBC in March 1999 as vice president of finance and treasury. Prior to that, he was vice president of finance and development for Tricon Global Restaurants and was based in Hong Kong.
At Tricon, he also held positions as vice president of mergers and acquisition and vice president of planning. From 1990-1994, he worked at Asea Brown Boveri in various strategy, planning and development roles of increasing responsibility. He started his career at Bain and Company as a consultant for 5 years.

CARL L. BARNHILL (Age 51) joined CBC in May 1994 as senior vice president of sales with more than 20 years of marketing experience with consumer goods companies. Previously, he was vice president of selling systems development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay, Inc. in various senior sales and marketing positions.

L. DON BROWN (Age 54) joined CBC in July 1996 as senior vice president of container, operations and technology. Prior to joining CBC, he served as senior vice president of manufacturing and engineering at Kraft
Foods where his responsibilities included manufacturing, engineering and operations quality functions. During his years at Kraft from 1971-1996, he held several positions of increasing responsibility in the manufacturing and operations areas.

ROBERT W. EHRET (Age 55) was senior vice president, human resources and communications from May 1994 to March 2000. He has announced plans to retire in 2001. He continues to be employed by the Company working on strategic initiatives. Prior to joining CBC, Ehret served in management positions with A.C. Nielsen, and PepsiCo Inc.

PETER M. R. KENDALL (Age 53) joined CBC in January 1998 as senior vice president and chief international officer. Before joining Coors, he was executive vice president of operations and finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park, California. From 1995-1996, Kendall was president of international book operations for McGraw Hill Companies. From 1981-1994, Kendall worked in leadership positions for Pepsi International, PepsiCo and PepsiCo Wines and Spirits. Prior to Pepsi, he spent six years at McKinsey & Co. in New York.

ROBERT D. KLUGMAN (Age 52) was named CBC's senior vice president of corporate development in May 1994. In 1993, he served as vice president of corporate development. Prior to 1993, he was vice president of brand marketing, and also served as vice president of international, development and marketing services. Before joining CBC, Klugman was a vice president of client services at Leo Burnett USA, a Chicago-based advertising agency.

MICHAEL A. MARRANZINO (Age 52) served as senior vice president and chief information officer from November 1997 until his retirement in March 2000. He was with CBC since 1976 and held a number of senior positions, including chief international officer.

PATRICIA J. SMITH (Age 56) was named corporate secretary of CBC and ACC in 1993. She also serves in the same capacity for the majority of ACC's and CBC's subsidiaries. She retired as of March 2000 after more than 20 years with the Company.

OLIVIA M. THOMPSON (Age 49) was named vice president, controller of CBC in August 1997. Prior to joining CBC, Thompson was vice president of finance and systems for Kraft Foods, Inc.'s Foodservice Division. Thompson also previously served as vice president of business analysis for Kraft Foods. Prior to Kraft, Thompson worked at Inland Steel Industries, where she served as vice president of finance and corporate controller.

M. CAROLINE TURNER (Age 50) has been senior vice president since February 1997, and general counsel for CBC since 1993. In March 2000, she was also named Corporate Secretary. She has served as vice president and assistant secretary of ACC, and was assistant secretary of CBC since January 1993. Since joining the Company in 1986, she served primarily as the chief legal officer of both ACC and CBC. Prior to joining the Company, she was a partner with the law firm of Holme Roberts & Owen and a clerk in the U.S. 10th Circuit Court of Appeals.

WILLIAM H. WEINTRAUB (Age 57) was named CBC's senior vice president of marketing in 1994. He joined CBC as vice president of marketing in July 1993. Prior to joining CBC, he directed marketing and advertising for Tropicana Products as senior vice president. From
1982-1991, Weintraub was with the Kellogg Company, with responsibility for marketing and sales.

TIMOTHY V. WOLF (Age 46) was named vice president and chief financial officer of ACC and senior vice president and chief financial officer of CBC in February 1995. Wolf came to CBC from Hyatt Hotels Corporation, where he served as senior vice president of planning and human resources from 1993-1994. From 1989-1993, he served in several executive positions for The Walt Disney Company, including vice president, controller and chief accounting officer. Prior to Disney, Wolf spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Science and Technology Commission for the State of Colorado.

Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors are elected at the Annual Shareholders' Meeting held in May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected as such.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

                ANNUAL COMPENSATION               LONG -TERM COMPENSATION
                                                  AWARDS          PAYOUTS
                                          OTHER  RESTRICT- SECURITIES LTIP  ALL
                                          ANNUAL    ED     UNDERLYING PAY- OTHER
NAME & PRINCIPAL        SALARY    BONUS    COMP    STOCK   OPTIONS    OUTS  COMP
POSITION          YEAR    ($)    ($)(a)   ($)(b)   ($)(c)    (#)(d)   ($) ($)(e)
William K. Coors, 1999  320,800        0       0       0         0     0       0
Chairman of the   1998  307,100        0       0       0         0     0       0
Board, CEO of     1997  294,672        0       0       0         0     0       0
Adolph Coors
Company

Peter H. Coors,   1999  655,765  380,294       0       0    62,751     0  55,504
Vice Chairman &   1998  599,065  292,032       0 241,484    82,200     0  32,807
CEO of Coors      1997  541,428  324,229       0       0   157,625     0  13,687
Brewing Company

W. Leo Kiely III, 1999  516,750  304,722       0       0    87,429     0  41,723
President & COO   1998  468,000  271,500       0  76,496    50,514     0  43,653
of Coors Brewing  1997  424,692  263,593       0       0    92,451     0  10,508
Company

L. Don Brown,     1999  367,502  166,672       0       0    15,218     0  18,132
Senior VP,        1998  374,504  144,202  61,476  42,008    18,859     0  21,195
Operations &      1997  360,504  280,000 112,223       0    33,600     0   9,132
Technology of
Coors Brewing
Company

Timothy V. Wolf,  1999  343,020  160,022       0       0    28,790     0  11,535
Senior VP & CFO   1998  326,528  130,611       0  38,033    17,081     0  13,684
of Coors Brewing  1997  326,516  163,834       0       0    44,134     0   7,178
Company

(a) Amounts awarded under the Management Incentive Compensation Program.

(b) In 1999, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1998 and 1997, L. Don Brown received perquisites including moving and relocation expenses of $31,476 and $81,691, respectively.

(c) In 1999, the 45,390 shares of restricted stock which were granted to L. Don Brown in 1996 vested. The value at vesting date was $2,282,268.
No restricted stock grants were made to any of the named executives during 1999. In 1998, 6,743 shares of restricted stock were granted to Peter H. Coors, 2,136 shares to W. Leo Kiely III, 1,173 shares to L. Don Brown and 1,062 shares to Timothy V. Wolf. These restricted stock awards have a three-year vesting period from the date of grant and are based on continuous service during the vesting period. Dividends are paid to the holder of the grant during the vesting period. The values of the 1998 restricted stock grants as of December 26, 1999 were as follows: Peter H. Coors - $342,629; W. Leo Kiely III - $108,536; L. Don Brown - $59,603; and Timothy V. Wolf - $53,963.

No restricted stock grants were made in 1997 to any of the named executives.

(d) See discussion under Item 11, Part II, for options issued in 1999.

(e) The amounts shown in this column are attributable to the officer life insurance other than group life, as well as 401(k) match.

Of the named executives, Peter H. Coors receives officer life insurance provided by the Company until retirement. At the time of retirement, the officer's life insurance program terminates and a salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time the Company becomes the beneficiary. The Company provides term life insurance for W. Leo Kiely III, L. Don Brown and Timothy V. Wolf. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 1999 annual benefit for each executive was: Peter H. Coors - $50,704; W. Leo Kiely III - $35,715; L. Don Brown - $13,332; and Timothy V. Wolf - $6,735.

The Company's 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $4,800 each for Peter H. Coors, W. Leo Kiely III, L. Don Brown and Timothy V. Wolf. Peter H. Coors, W. Leo Kiely III, and Timothy V. Wolf exercised stock options in 1999. See discussion in Item 11, Part III for stock option exercises in 1999.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, the Company appointed a special compensation committee to approve and monitor performance criteria in certain performance-based executive compensation plans for 1999.

II. OPTION/SAR GRANTS TABLE

                        Option Grants in Last Fiscal Year
                                                           POTENTIAL REALIZABLE
                                                         VALUE AT ASSUMED RATES
          INDIVIDUAL GRANTS                                    OF STOCK PRICE
                                                              APPRECIATION FOR
                                                                OPTION TERM
                NUMBER OF  % OF TOTAL
               SECURITIES   OPTIONS
               UNDERLYING  GRANTED TO  EXERCISE
                 OPTIONS   EMPLOYEES   OR BASE
                GRANTED    IN FISCAL    PRICE   EXPIRATION
NAME             (#)(a)       YEAR    ($/SHARE)    DATE          5%       10%
Peter H. Coors   45,348        5%     $56.8438   01/04/09  $1,621,135 $4,108,274
                 17,403        2%     $59.2500   02/16/09  $  648,471 $1,643,352

W. Leo Kiely     32,062        3%     $56.8438   01/04/09  $1,146,177 $2,904,637
III              55,367        6%     $59.2500   02/16/09  $2,063,086 $5,228,264

L. Don Brown     11,083        1%     $56.8438   01/04/09  $  396,204 $1,004,057
                  4,135      0.5%     $59.2500   02/16/09  $  154,078 $  390,465

Timothy V.       10,641        1%     $56.8438   01/04/09  $  380,403 $  964,015
Wolf             18,149        2%     $59.2500   02/16/09  $  676,268 $1,713,796

(a) Grants vest one-third in each of the three successive years after the date of grant. As of December 26, 1999, the 1999 grants were 0% vested because of the one-year vesting requirement; however, they will vest 33-1/3% on the one-year anniversary of the grant dates.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value

                  SHARES                  NUMBER OF
                 ACQUIRED           UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED
                    ON      VALUE          OPTIONS             IN-THE-MONEY
                 EXERCISE REALIZED      AT FY-END (#)       OPTIONS AT FY-END($)
 NAME               (#)    ($)(a)    Exercis-  Unexercis-  Exercis-  Unexercis-
                                       able       able       able      able
Peter H. Coors  28,820   1,179,819   260,930    150,124   $7,129,307  $2,071,173

W. Leo Kiely    18,843     780,497    96,624    151,922   $2,743,226  $1,549,743
III

L. Don Brown         0           0    87,019     38,991   $2,741,667  $  577,948

Timothy V.      19,277     786,803     5,693     54,891   $   99,073  $  661,349
Wolf

(a) Values stated are the bargain element recognized in 1999, which is the difference between the option price and the market price at the time of exercise.

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

Annual average compensation covered by the qualified and non-qualified retirement plans and credited years of service for individuals named in Item 11(a) are as follows: William K. Coors - $297,524 and 60 years; Peter H. Coors - $588,753 and 28 years; W. Leo Kiely III - $469,814 and 6 years; L. Don Brown - $367,503 and 4 years; and Timothy V. Wolf - $332,021 and 5 years.

The Company's principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. The Company's most recent actuarial valuation was as of July 1, 1999. As a result of the amendment to the plan which became effective July 1, 1999, a $48 million contribution was made in January 1999 and that contribution's ratio to total compensation was approximately 20%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last
10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if: (1) the employee is at least age 62 when payments commence; or
(2) the employee's age plus years of service equal at least 85 and the employee has worked for CBC at least 25 years. The amount of pension actuarially accrued under the pension formula is based on a single life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 1999 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $202,500, paid upon normal retirement.

In November 1998, the ACC board of directors approved changes to one of its defined benefit pension plans. The changes were effective July 1, 1999, and will generally increase the benefits by approximately 20%.

VI. COMPENSATION OF DIRECTORS

The Company adopted the Equity Compensation Plan for Non-Employee Directors
(EC Plan) effective as amended and restated August 14, 1997. The EC Plan provides for two grants of ACC's Class B common stock (non-voting) to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the fair market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. The Company reserved 50,000 shares of stock to be issued under the EC Plan. The NE directors' annual retainer is $34,000.

In 1999, the NE members of the board of directors were paid 50% of the $32,000 annual retainer for the 1998-1999 term and 50% of the $36,000 annual retainer for the 1999-2000 term, as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are full-time employees of the Company receive $15,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other CBC business. In addition, Joseph Coors, as a director and retired executive officer, is provided an office and transportation by CBC.

VII. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

CBC has no agreements with executives or employees providing employment for a set period.

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Under the 1990 Equity Incentive Plan, if there is a change in ownership of the Company, the options and restricted shares vest immediately.

VIII. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Luis G. Nogales, Pamela H. Patsley, Wayne R. Sanders and Albert C. Yates served on the Compensation Committee during 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table sets forth stock ownership of persons holding in excess of 5% of any class of voting securities as of March 13, 2000:

                 Name and address            Amount and nature
  Title of         of beneficial               of beneficial          Percent
   class               owner                     ownership            of class
  Class A     Adolph Coors, Jr. Trust,   1,260,000 shares for           100%
  common      Golden, Colorado;          benefit of William K.
  stock       William K. Coors, Joseph   Coors, Joseph Coors and
  (voting)    Coors, Joseph B. Coors,    May Coors Tooker and their
              Jeffrey H. Coors and       lineal descendants living
              Peter H. Coors, trustees   at distribution

In addition, certain officers and directors hold interests in other family trusts, as indicated in Item 12, Section (b).

(b)  Security Ownership of Management

The following table sets forth stock ownership of the Company's directors and all executive officers and directors as a group as of March 13, 2000:

                                          Exercisable
                                            options/
                               Shares      restricted
Title of       Name of      beneficially    stocks                    Percent
 class    beneficial owner     owned        awards (b)    Total       of class
Class B   William K. Coors      320,807 (a)       --    320,807 (a)      (a)
common    Joseph Coors            2,612 (a)      150      2,762 (a)      (a)
stock     Peter H. Coors         64,665 (a)  350,854    415,519 (a)      (a)
(non-     W. Leo Kiely III       12,508      175,559    188,067
voting)   Luis G. Nogales         2,279          150      2,429
          Pamela H. Patsley       1,387          361      1,748
          Wayne R. Sanders        5,696          150      5,846
          Albert C. Yates           114          451        565
          L. Don Brown           29,754      156,140    185,894
          Timothy V. Wolf         1,700       36,758     38,458

          All executive officers
          and directors as a
          group (17 persons) 17,199,158    1,204,665 18,403,823         52%

(a) William K. Coors, Joseph Coors and Peter H. Coors are trustees, in addition to other trustees, and beneficiaries or contingent beneficiaries, of various Coors family trusts that own an aggregate of 16,750,094 shares of Class B common stock. These individuals, with others, are trustees of three trusts which own 267,100 shares of Class B common stock. In these three trusts, they act solely as trustees and have no vested or contingent benefits. The total of these trust shares, together with other management shares shown above, represent 52% of the total number of shares of such class outstanding.

(b) This column represents exercisable options to purchase shares under the Company's 1990 EI Plan (as amended and restated) and the EC that could be exercised as of March 13, 2000. It also reflects restricted stock awards granted under the 1990 EI Plan. Vesting in the restricted stock is over a three-year period from date of grant for employee/officers and at the end of the term for outside directors. In the event of a change in control of the Company, the options and restricted shares vest immediately.

(c)  Changes in Control

There are no arrangements that would later result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

None.

(b)  Certain Business Relationships

William K. Coors and Peter H. Coors are trustees of one or more family trusts that collectively own all of ACC's Class A voting common stock, approximately 47% of Class B common stock, approximately 46% of ACX's common stock and approximately 45% of CoorsTek's common stock (see Security Ownership of Certain Beneficial Owners and Management in Item 12). ACC, ACX and CoorsTek or their subsidiaries have certain business relationships and have engaged or proposed to engage in certain transactions with one another, as described below.

CBC currently has a packaging supply agreement with a subsidiary of ACX under which CBC purchases all of its paperboard (including composite packages, labels and certain can wrappers). This contract expires in 2002. CBC also had an agreement to purchase refined corn starch annually from an ACX subsidiary. In February 1999, ACX sold the assets of the subsidiary, which was party to the starch agreement, to an unaffiliated third party, who was assigned the starch supply agreement. CBC's total purchases under the packaging agreement in 1999 were approximately $107 million. Purchases from the related party in 2000 under the packaging agreement are estimated to be approximately $106 million.

When ACX was spun-off from ACC in 1992, ACC, ACX and their subsidiaries negotiated other agreements involving employee matters, environmental management, tax sharing and trademark licensing. These agreements govern certain relationships between the parties, as described in the Company's report on Form 8-K dated December 27, 1992, and contained in the information statement mailed to ACC's shareholders at the time of the spin-off.

Certain ACC and ACX subsidiaries are parties to other miscellaneous market-based transactions. In 1999, CBC provided water and waste water treatment services to a CoorsTek ceramics facility located on property leased from CBC, and CBC received real estate management and other services from the ACX real estate brokerage subsidiary. In addition, CBC purchased miscellaneous products from CoorsTek, including certain ceramic can tooling for CBC's can lines. During 1999, CBC received approximately $320,000 and paid approximately $67,000 under these agreements and transactions. In 2000, CBC expects to pay approximately $30,000 and receive approximately $226,000 under these agreements.

CBC is a limited partner in a partnership in which a subsidiary of ACX is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by CBC or ACC. Cash distributions and income or losses are allocated equally between the partners until CBC recovers its investment. After CBC recovers its investment, cash distributions are split 80% to the general partner and 20% to CBC, while income or losses are allocated in such a manner to bring CBC's partnership interest to 20%. In late 1999, CBC recovered its investment.

(c)  Indebtedness of Management

No member of management or another with a direct or indirect interest in ACC was indebted to the Company in excess of $60,000 in 1999.

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


Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders of Adolph Coors Company:

Our audits of the consolidated financial statements referred to in our report dated February 9, 2000 appearing on page 30 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Denver, Colorado
February 9, 2000


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

December 26, 1999          $  299      $   53    $  --     ($  297)(a)  $   55

December 27, 1998          $  557      $   42    $  --     ($  300)(a)  $  299

December 28, 1997          $  275      $1,627    $  --     ($1,345)(a)  $  557


Allowance for certain
claims

Year ended

December 26, 1999          $  584      $   44    $  --     ($  495)(a)  $  133

December 27, 1998          $1,500      $  400    $  --     ($1,316)(a)  $  584

December 28, 1997          $   --      $1,500    $  --      $   --      $1,500


Allowance for obsolete
inventories and supplies

Year ended

December 26, 1999          $4,986      $3,778    $  --     ($5,594)(a)  $3,170

December 27, 1998          $5,214      $4,569    $  --     ($4,797)(a)  $4,986

December 28, 1997          $3,319      $7,193    $ 426     ($5,724)(a)  $5,214

(a) Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(3)  Exhibits:

       Exhibit  3.1   -  Amended Articles of Incorporation. (Incorporated by
                         reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 1990)

       Exhibit  3.2   -  By-laws, as amended and restated in August 1997.
                         (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 28, 1997)

       Exhibit 10.1*  -  Officers and Directors Salary Continuation Agreement.
                         (Incorporated by reference to Exhibit 10 to Form 10-K for the fiscal year ended December 26, 1982)

       Exhibit 10.2*  -  1983 non-qualified Adolph Coors Company Stock Option
                         Plan, as amended effective February 13, 1992. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

       Exhibit 10.3*  -  Adolph Coors Company 1990 Equity Incentive Plan.
                         (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit
                         10.6 to Form 10-K for the fiscal year ended December 27, 1998)

       Exhibit 10.4   -  Form of Coors Brewing Company Distributorship
                         Agreement. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29,
                         1996)

      	Exhibit 10.5   -  Adolph Coors Company Equity Compensation Plan for Non-
                         Employee Directors. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 27, 1998)

       Exhibit 10.6   -  Distribution Agreement, dated as of October 5, 1992,
                         between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the Commission on October 6, 1992, as amended)

       Exhibit 10.7   -  Revolving Credit Agreement, dated as of October 23,
                         1997. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 28, 1997)

       Exhibit 10.8   -  Adolph Coors Company Stock Unit Plan. (Incorporated by
                         reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998)

       Exhibit 10.9*  -  Coors Brewing Company 1999 Annual Management Incentive
                         Compensation Plan.

       Exhibit 10.10* -  Coors Brewing Company 1998 Deferred Compensation Plan.
                         (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 27, 1998)

       Exhibit 10.11* -  Coors Brewing Company 2000 Annual Management Incentive
                         Compensation Plan.

       Exhibit 10.12* -  Amendment to Adolph Coors Company 1990 Equity
                         Incentive Plan approved February 15, 2000.

       Exhibit 10.13  -  Adolph Coors Company Water Augmentation Plan.
                         (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)

       Exhibit 21     -  Subsidiaries of the Registrant.

       Exhibit 23     -  Consent of Independent Accountants.

       Exhibit 27     -  Financial Data Schedule

*Represents a management contract.

(b)  Reports on Form 8-K

None.

(c)  Other Exhibits

None.

(d)  Other Financial Statement Schedules

None.

EXHIBIT 21

ADOLPH COORS COMPANY AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table lists ACC's subsidiaries and the respective jurisdictions of their organization or incorporation as of December 26, 1999. All subsidiaries are included in ACC's consolidated financial statements.

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


EXHIBIT 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-33831) and in the Registration Statements on Form S-8 (No. 33-2761), (No. 33-35035), (No. 33-40730), (No. 33-59979) and (No. 333-45869) of Adolph Coors Company of our
report dated February 9, 2000, appearing on page 30 of this Form 10-K.

We also consent to the incorporation by reference of our report dated February 9, 2000 relating to the financial statement schedule, appearing on page 72 of this Form 10-K.



PricewaterhouseCoopers LLP

Denver, Colorado
March 24, 2000

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


March 24, 2000