Form 10-Q
period 2000-03-26
COORS ADOLPH CO
filed 2000-05-10
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       For Quarter ended March 26, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 2000:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,431,073 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                                      Thirteen weeks ended
                                                     March 26,      March 28,
                                                         2000           1999

Sales - domestic and international                  $ 555,812      $ 525,834
Beer excise taxes                                     (91,360)       (85,972)

Net sales                                             464,452        439,862

Cost of goods sold                                   (285,942)      (272,382)

  Gross profit                                        178,510        167,480

Marketing, general and administrative                (157,640)      (149,358)

  Operating income                                     20,870         18,122

Other income - net                                      3,226          1,440

  Income before income taxes                           24,096         19,562

Income tax expense                                     (9,277)        (7,580)

  Net income                                        $  14,819      $  11,982


Net income per common share - basic                 $    0.40      $    0.33
Net income per common share - diluted               $    0.40      $    0.32


Weighted average number of outstanding
  common shares - basic                                36,663         36,659
Weighted average number of outstanding
  common shares - diluted                              37,216         37,552

Cash dividends declared and paid per
  common share                                      $   0.165      $   0.150


See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                  March 26,   December 26,
                                                      2000           1999
                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $  184,229     $  163,808
  Short-term marketable securities                  94,320        113,185
  Accounts and notes receivable, net               145,361        159,660

  Inventories:
    Finished                                        38,537         44,073
    In process                                      25,307         19,036
    Raw materials                                   21,347         34,077
    Packaging materials                              8,236         10,071

  Total inventories                                 93,427        107,257

  Other current assets                              54,806         68,911

    Total current assets                           572,143        612,821

Properties, at cost and net                        708,762        714,001

Long-term marketable securities                      2,890          2,890
Other assets                                       225,023        216,664

    Total assets                                $1,508,818     $1,546,376


See notes to consolidated financial statements.                     (Continued)



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)

                                                  March 26,   December 26,
                                                      2000           1999
                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  155,130     $  179,615
  Accrued expenses and other liabilities           194,782        213,089

      Total current liabilities                    349,912        392,704

Long-term debt                                     105,000        105,000

Deferred tax liability                              77,416         78,733

Other long-term liabilities                        126,832        128,400

      Total liabilities                            659,160        704,837

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,477,346 in
    2000 and 35,462,034 in 1999)                     8,447          8,443

      Total capital stock                            9,707          9,703

  Paid-in capital                                    6,217          5,773
  Retained earnings                                833,828        825,070
  Accumulated other comprehensive (loss) income        (94)           993

      Total shareholders' equity                   849,658        841,539

Total liabilities and shareholders' equity      $1,508,818     $1,546,376


See notes to consolidated financial statements.                    (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                    Thirteen weeks ended
                                                   March 26,      March 28,
                                                       2000           1999

Cash flows from operating activities:
  Net income                                       $ 14,819       $ 11,982
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Equity in earnings of joint ventures           (7,517)        (7,054)
      Depreciation and amortization                  30,603         30,574
      (Gain) loss on sale or abandonment of
        properties                                     (301)           617
      Deferred income taxes                          (1,783)        (4,218)
  Change in operating assets and liabilities         (9,159)       (70,303)

       Net cash provided by (used in)
         operating activities                        26,662        (38,402)

Cash flows from investing activities:
  Purchases of investments                          (20,000)            --
  Sales and maturities of securities                 38,800         58,955
  Capital expenditures                              (26,275)       (28,366)
  Proceeds from sales of properties                   1,733            181
  Distributions from joint ventures                   5,315          3,790
  Other                                                 (98)           728

       Net cash (used in) provided by investing
         activities                                    (525)        35,288

Cash flows from financing activities:
  Issuances of stock under stock plans                  479          6,941
  Purchases of stock                                     --         (3,496)
  Dividends paid                                     (6,061)        (5,527)
  Payment of current portion of long-term debt           --        (15,000)
  Other                                                  --           (515)

       Net cash used in financing activities         (5,582)       (17,597)

Cash and cash equivalents:
  Net increase (decrease) in cash and
    cash equivalents                                 20,555        (20,711)
  Effect of exchange rate changes on
    cash and cash equivalents                          (134)          (269)
  Balance at beginning of year                      163,808        160,038

  Balance at end of quarter                        $184,229       $139,058

See notes to consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2000

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company (ACC or the Company) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at March 26, 2000, and the results of its operations and its cash flows for the thirteen weeks ended March 26, 2000. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 26, 1999. The results of operations for the thirteen weeks ended March 26, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

Statements of cash flows - Cash paid for interest for the thirteen weeks ended March 26, 2000 and March 28, 1999, was $3.9 million and $4.4 million, respectively. Cash paid for income taxes for the thirteen weeks ended March 26, 2000 and March 28, 1999, was $10.0 million and $1.2 million, respectively. During the first quarter of 2000 and 1999, equity was increased by the non-cash tax effects of the issuances of stock under the Company's stock plans of $0.2 million and $4.6 million, respectively.

3. INCOME TAXES

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS proposed adjustments for the years 1993 through 1995 based upon the completed examinations. The Company filed a protest for the proposed adjustments and began the administrative appeals process in 1999. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest. Certain proposed adjustments relating to international matters were settled in April 2000, the most significant of which resulted in a current tax liability of approximately $8.0 million. This matter had previously been provided for in the income tax accruals. The remaining issue under the protest is still pending resolution, however it is not anticipated to result in a significant tax liability.


4. OTHER COMPREHENSIVE INCOME

                                                  Thirteen weeks ended
                                                 March 26,     March 28,
                                                     2000          1999
                                                     (In thousands)

Net income                                        $14,819       $11,982

Other comprehensive expense, net of tax:
  Foreign currency translation adjustments           (675)       (2,181)
  Unrealized gain on available-for-sale
   securities and derivative instruments,
   net of reclassification adjustments               (412)         (247)

Comprehensive income                              $13,732       $ 9,554



5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:
                                                  Thirteen weeks ended
                                                 March 26,     March 28,
                                                     2000          1999
                                         (In thousands, except per share data)

Net income available to common shareholders       $14,819       $11,982

Weighted average shares for basic EPS              36,663        36,659

Effect of dilutive securities:
  Stock options                                       498           773
  Contingent shares not included in shares
   outstanding for basic EPS                           55           120

Weighted average shares for diluted EPS            37,216        37,552

Basic EPS                                         $  0.40       $  0.33

Diluted EPS                                       $  0.40       $  0.32

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Continuing Operations

Sales and volume - The Company reported net sales of $464.5 million for the first quarter of 2000, representing an increase of 5.6% over the same period of 1999. Net sales for the thirteen weeks ended March 26, 2000, was impacted favorably by a unit volume increase of 2.0%; CBC sold 4,827,000 barrels of malt beverages in the first quarter of 2000 compared to sales of 4,734,000 barrels in the first quarter of 1999. Additionally, net sales was favorably impacted by improved gross realizations per barrel due to increased pricing, reduced domestic discounting and mix improvement toward higher-net-revenue product sales.

Gross profit - Gross profit in the first quarter of 2000 rose 6.6% to $178.5 million compared to the first quarter of 1999. As a percentage of net sales, gross profit increased to 38.4% in the first quarter of 2000, from 38.1% for the same period a year earlier. These improvements were attributable to the increases in net sales per barrel, as discussed above, offset by smaller increases in cost of goods sold of 5.0% in the first quarter of 2000 versus the prior year. Cost of goods sold per barrel for the first quarter of 2000 increased mainly due to a shift in product demand toward more expensive products and packages, including import beers sold by Coors-owned distributors, non-beer malt-based beverages and longneck bottles. These increases more than offset lower unit costs for certain production and packaging materials.

Operating income - Operating income was $20.9 million for the first quarter of 2000, compared to $18.1 million for the same period a year earlier. This increase was primarily due to the increase in gross profit, as discussed above, offset in part by increases in marketing, general and administrative expenses. Marketing, general and administrative expenses rose primarily because of higher spending on marketing, sales, promotions and the Company's international organization. These increases were partially offset by lower information technology expenses incurred during the first quarter of 2000 compared to the same period in 1999 due to there not being any Year 2000 remediation costs in the first quarter of 2000.

Non-operating income and expense - Net non-operating income for the first quarter of 2000 improved from the same period of 1999 primarily because of increases in interest income and reductions in interest expense. The increase in interest income is mainly due to higher average cash and securities balances in the first quarter of 2000 compared to the first quarter of 1999, while the decrease in interest expense is due to lower outstanding medium-term debt.

Effective tax rate - The consolidated effective tax rate for the three months ended March 26, 2000 was 38.5% compared to 38.75% for the same period in 1999.

Net income - Net income for the first quarter of 2000 was $14.8 million, or $0.40 per basic and diluted share. This compares to net income of $12.0 million, or $0.33 per basic share ($0.32 per diluted share), for the first quarter of 1999.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 26, 2000, ACC had working capital of $222.2 million, and its cash position was $184.2 million compared to $163.8 million as of December 26, 1999. In addition to its cash resources, ACC had short-term, highly liquid securities of $94.3 million at March 26, 2000, compared to $113.2 million at December 26, 1999. ACC also had $2.9 million of marketable securities with maturities exceeding one year at both March 26, 2000 and December 26, 1999. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under a previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities was $26.7 million for the first quarter of 2000 compared to net cash used of $38.4 million for the same period of 1999. A portion of the $65.1 million increase in operating cash was due to a $48 million contribution made to the Company's defined benefit pension plan in January 1999 without a similar contribution being made in 2000. This contribution was made in 1999 as a result of benefit improvements to the Company's defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately $48 million. In addition to there being no additional pension contribution in 2000, there were also working capital changes that contributed to the increase in operating cash during the first quarter of 2000 compared to the same period in the prior year. The fluctuations in working capital changes are primarily due to increased operating activity and timing of payments between the two years.

Investing activities - During the first quarter of 2000, ACC spent $0.5 million on net investing activities compared to cash provided of $35.3 million for the first quarter of 1999. The net impact of ACC's marketable securities activities was a cash inflow of $18.8 million during the first quarter of 2000, compared to an inflow of $59.0 million during the same period of 1999. This decrease of cash inflow is due to fewer securities maturing in the first quarter of 2000 compared to the same period in 1999 as well as there being purchases of $20.0 million in the first quarter of 2000 compared to no purchases in the same period of 1999. Capital expenditures decreased to $26.3 million for the thirteen weeks ended March 26, 2000, from $28.4 million a year earlier. The decreased capital spending during the first quarter of 2000 compared to the same period in 1999 is primarily due to decreased spending on information technology upgrades, as the technology upgrades were substantially completed in 1999. Further, ACC received $5.3 million in distributions from joint ventures during the first quarter of 2000, compared to $3.8 million during the same period of 1999.

Financing activities - ACC spent $5.6 million on financing activities during the thirteen weeks ended March 26, 2000, compared to $17.6 million in 1999. The 2000 uses were primarily for dividend payments of $6.1 million, where as the 1999 uses were primarily for principal payments on debt of $15 million, net stock activity of $3.4 million of Class B common stock under the stock repurchase program and dividend payments of $5.5 million.

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

- the potential erosion of sales revenues through discounting, higher proportion of sales in value-packs, or negative consumer reaction to price increases;

- a potential shift in consumer preferences toward lower-priced products;

- a continued shift in consumer preferences toward products with higher costs;

- a potential shift in consumer preferences toward products and packages that would require additional capacity;

- the intensely competitive, slow-growth nature of the beer industry;

- demographic trends and social attitudes that can reduce beer sales;

- the continued growth in the popularity of import beers;

- increases in the cost of aluminum, paper packaging and other raw materials;

- increasing competition in and costs of marketing and advertising spending;

- any inability of the Company to reduce manufacturing, freight and overhead costs to more competitive levels;

- changes, or imposition of restrictions, in laws or government regulations affecting environmental compliance, income taxes, advertising and other products and operations of the Company;

- any inability of the Company to achieve targeted improvements in CBC's distribution system;

- significant increases in federal, state or local beer or other excise taxes;

- increases in transportation rates and costs or interruptions of service;

- the potential impact of further industry consolidation;

- significant increases in planned capital expenditures or changes in underlying assumptions that would accelerate capital spending; and

- risks associated with investments and operations in foreign countries, including those related to foreign regulatory requirements; exchange rate fluctuations; and local political, social and economic factors.

These and other risks and uncertainties affecting the Company are discussed in greater detail in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission.

Outlook

The Company's performance in the first quarter of 2000 benefited from domestic volume gains. However, sales-to-retail volume gains were even larger than the Company's total volume gains. The domestic volume gains are expected to continue throughout 2000, although not at the same rate as the sales-to-retail volume gains experienced in the first quarter of 2000. The Company's first quarter performance also benefited from increased pricing, reduced domestic discounting and mix improvement toward higher-net-revenue product sales. The pricing environment is expected to continue to be favorable in comparison to most of the 1990's. Continuing value-pack activity or an increase in price discounting could have an unfavorable impact on top-line performance.

For fiscal year 2000, packaging and fixed costs per barrel are expected to be up slightly due to increases in prices of certain packaging materials and a shift in product demand to higher-cost products and packages, including longneck bottles. Significant changes in market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations to achieve cost reductions over time.

Marketing, general and administrative expenses are expected to increase in 2000, however at a rate lower than the 1999 rate increase. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. The competitive battleground has shifted to marketing and advertising, which may result in incremental revenue generated by price increases being spent on advertising and marketplace support.

Net interest should continue its favorable trends based on the Company's lower outstanding debt, higher cash balances and higher anticipated yields relative to 1999. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in operating assets or investments with longer-term returns or if interest rates decline. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1999.

The Company recently settled with the Internal Revenue Service (IRS) on certain proposed tax adjustments relating to international matters. The IRS had made these proposed adjustments as a result of their examination of the Company's federal tax returns for years 1993 through 1995. The settlement of these matters resulted in an approximately $8.0 million tax liability, which had previously been provided for in the income tax accruals, and may have a favorable impact on the Company's annual effective tax rate for 2000.

In 2000, CBC has planned capital expenditures (excluding capital improvements for its container joint ventures, which will be recorded on the books of the joint venture) in the range of approximately $125 million to $135 million for improving and enhancing the facilities, infrastructure, information systems, and environmental compliance. In addition to CBC's 2000 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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


May 10, 2000


2