Form 10-Q
period 2000-06-25
COORS ADOLPH CO
filed 2000-08-09
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended June 25, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 2, 2000:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,668,658 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                      Thirteen weeks ended
                                                      June 25,       June 27,
                                                         2000           1999

Sales - domestic and international                  $ 733,257      $ 690,691
Beer excise taxes                                    (119,108)      (115,123)

Net sales                                             614,149        575,568

Cost of goods sold                                   (348,906)      (315,220)

  Gross profit                                        265,243        260,348

Marketing, general and administrative                (183,632)      (186,638)
Special charge                                        (15,502)            --

  Operating income                                     66,109         73,710

Other income - net                                      4,378          1,769

  Income before income taxes                           70,487         75,479

Income tax expense                                    (22,143)       (29,248)

  Net income                                        $  48,344      $  46,231

Net income per common share - basic                 $    1.32      $    1.26
Net income per common share - diluted               $    1.29      $    1.23

Weighted average number of outstanding
  common shares - basic                                36,712         36,741
Weighted average number of outstanding
  common shares - diluted                              37,335         37,435

Cash dividends declared and paid per
  common share                                      $   0.185      $   0.165


See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                     Twenty-six weeks ended
                                                      June 25,       June 27,
                                                         2000           1999

Sales - domestic and international                 $1,289,069     $1,216,525
Beer excise taxes                                    (210,468)      (201,095)

Net sales                                           1,078,601      1,015,430

Cost of goods sold                                   (634,848)      (587,602)

  Gross profit                                        443,753        427,828

Marketing, general and administrative                (341,272)      (335,996)
Special charge                                        (15,502)            --

  Operating income                                     86,979         91,832

Other income - net                                      7,604          3,209

  Income before income taxes                           94,583         95,041

Income tax expense                                    (31,420)       (36,828)

  Net income                                       $   63,163     $   58,213

Net income per common share - basic                $     1.72     $     1.59
Net income per common share - diluted              $     1.69     $     1.55

Weighted average number of outstanding
  common shares - basic                                36,688         36,700
Weighted average number of outstanding
  common shares - diluted                              37,275         37,495

Cash dividends declared and paid per
  common share                                     $    0.350     $    0.315


See notes to consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                                   June 25,   December 26,
                                                      2000           1999
Assets

Current assets:
  Cash and cash equivalents                     $  316,877     $  163,808
  Short-term marketable securities                  24,201        113,185
  Accounts and notes receivable, net               187,792        159,660

  Inventories:
    Finished                                        43,088         44,073
    In process                                      25,549         19,036
    Raw materials                                    7,819         34,077
    Packaging materials                              8,912         10,071

  Total inventories                                 85,368        107,257

  Other current assets                              58,699         68,911

    Total current assets                           672,937        612,821

Properties, at cost and net                        708,539        714,001

Long-term marketable securities                      2,890          2,890
Other assets                                       226,273        216,664

    Total assets                                $1,610,639     $1,546,376


See notes to consolidated financial statements.                     (Continued)


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)
                                    (Unaudited)

                                                   June 25,   December 26,
                                                      2000           1999
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  203,163     $  179,615
  Accrued expenses and other liabilities           203,397        213,089

      Total current liabilities                    406,560        392,704

Long-term debt                                     105,000        105,000

Deferred tax liability                              84,303         78,733

Other long-term liabilities                        124,030        128,400

      Total liabilities                            719,893        704,837

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,580,656 in
    2000 and 35,462,034 in 1999)                     8,472          8,443

      Total capital stock                            9,732          9,703

  Paid-in capital                                    6,594          5,773
  Retained earnings                                875,361        825,070
  Accumulated other comprehensive (loss) income       (941)           993

      Total shareholders' equity                   890,746        841,539

Total liabilities and shareholders' equity      $1,610,639     $1,546,376


See notes to consolidated financial statements.                     (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                   Twenty-six weeks ended
                                                    June 25,      June 27,
                                                       2000          1999
Cash flows from operating activities:
  Net income                                       $ 63,163      $ 58,213
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures          (19,959)      (15,897)
      Impairment charge                               4,944            --
      Depreciation and amortization                  64,163        64,366
      (Gain) loss on sale or abandonment of
	  properties                                   (2,762)        2,194
      Deferred income taxes                           6,693        (5,610)
  Change in operating assets and liabilities         16,506        (7,253)

       Net cash provided by operating activities   132,748        96,013

Cash flows from investing activities:
  Purchases of investments                          (40,000)       (4,170)
  Sales and maturities of investments               128,817        74,009
  Additions to properties and intangibles           (67,425)      (79,259)
  Proceeds from sales of properties                   4,522           210
  Distributions from joint ventures                  12,001         8,485
  Other                                              (2,163)          753

       Net cash provided by investing activities     35,752            28

Cash flows from financing activities:
  Issuances of stock under stock plans                6,617         8,937
  Purchases of stock                                 (8,851)      (13,308)
  Dividends paid                                    (12,872)      (11,607)
  Payment of current portion of long-term debt           --       (25,000)
  Other                                                  --           506

       Net cash used in financing activities        (15,106)      (40,472)

Cash and cash equivalents:
  Net increase in cash and cash equivalents         153,394        55,569
  Effect of exchange rate changes on
    cash and cash equivalents                          (325)         (202)
  Balance at beginning of year                      163,808       160,038

  Balance at end of quarter                        $316,877      $215,405


See notes to consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2000

1. BUSINESS

Founded in 1873 and incorporated in Colorado in 1913, Adolph Coors Company
(ACC) is the holding company for Coors Brewing Company (CBC), the third-largest U.S. brewer.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, except as discussed in Note 3, which are necessary for a fair presentation of the financial position of the Company (as defined) at June 25, 2000, and the results of its operations and its cash flows for the thirteen and twenty-six weeks ended June 25, 2000 and June 27, 1999. The accompanying financial statements include the accounts of ACC, CBC and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company"). All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 26, 1999. The results of operations for the thirteen and twenty-six weeks ended June 25, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Statements of cash flows - Cash paid for interest for the twenty-six weeks ended June 25, 2000 and June 27, 1999, was $4.2 million and $5.9 million, respectively. Cash paid for income taxes for the twenty-six weeks ended June 25, 2000 and June 27, 1999, was $16.8 million and $5.3 million, respectively. During the second quarter of 2000 and 1999, the non-cash tax effects of the issuances of stock under the Company's stock plans increased equity by $4.0 million and $5.5 million, respectively.

3. SPECIAL CHARGE

In the second quarter of 2000, CBC's Spanish operation, Coors Brewing Iberica, S.A. (Coors Iberica), completed various analyses of the potential for improved distribution channels, the viability of Coors brands in the Spain market and additional contract brewing opportunities. Due to the unfavorable outlook from these analyses, at the end of the second quarter the CBC Board of Directors approved a recommendation from the Coors Iberica Board of Directors for a plan to close the Company's brewery and sales operation in Spain by the end of 2000.

As a result of these events and decisions, CBC reevaluated the recoverability of Coors Iberica's long-lived assets and determined that certain of these assets were impaired and wrote them down to their fair market values based on an independent third-party appraisal. The Company is currently evaluating options for disposing of the various assets held at the brewery and sales office in Spain.

As a result of the planned closure and the impairment determination, severance, for approximately 100 employees, and other related costs of approximately $10.6 million and a fixed asset impairment charge of approximately $4.9 million were recorded in the second quarter of 2000. These expenses are classified as a special charge in the accompanying statements of income.

4. INCOME TAXES

The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1995. The IRS proposed adjustments for the years 1993 through 1995 based upon the completed examinations. The Company filed a protest for the proposed adjustments and began the administrative appeals process in 1999. Certain proposed adjustments relating to international matters were settled in April 2000. An agreement for the remaining issues was reached in July 2000. Neither of these items will have a material adverse effect on the Company's consolidated balance sheet, results of operations or liquidity.

5. OTHER COMPREHENSIVE INCOME
                                 Thirteen weeks ended  Twenty-six weeks ended
                                  June 25,   June 27,    June 25,   June 27,
                                     2000       1999        2000       1999
                                               (In thousands)

Net income                        $48,344    $46,231     $63,163    $58,213

Other comprehensive income
 (expense), net of tax:
  Foreign currency translation
   adjustments                      1,779       (792)      1,105     (2,973)
  Unrealized gain (loss) on
   available-for-sale securities
   and derivative instruments      (1,597)       805      (1,991)       558
  Reclassification adjustment
   for net gains realized in
   net income on derivative
   instruments                     (1,029)        --      (1,048)        --

Comprehensive income              $47,497    $46,244     $61,229    $55,798

6. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                Thirteen weeks ended   Twenty-six weeks ended
                                June 25,     June 27,   June 25,     June 27,
                                   2000         1999       2000         1999
                                    (In thousands, except per share data)
Net income available to
  common shareholders           $48,344      $46,231    $63,163      $58,213

Weighted average shares
  for basic EPS                  36,712       36,741     36,688       36,700

Effect of dilutive securities:
  Stock options                     564          618        528          696
  Contingent shares not
   included in shares
   outstanding for basic EPS         59           76         59           99

Weighted average shares
  for diluted EPS                37,335       37,435     37,275       37,495

Basic EPS                       $  1.32      $  1.26    $  1.72      $  1.59

Diluted EPS                     $  1.29      $  1.23    $  1.69      $  1.55

The dilutive effects of stock options were determined by applying the treasury stock method, assuming the Company was to purchase common shares with the proceeds from stock option exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Charge

In March 1994, Coors Brewing Company (CBC), through its subsidiary, Coors Brewing Iberica, S.A. (Coors Iberica), purchased an approximately 500,000-hectoliter brewery in Zaragosa, Spain. In the second quarter of 2000, Coors Iberica completed various analyses of the potential for improved distribution channels, the viability of Coors brands in the Spain market and additional contract brewing opportunities. Due to the unfavorable outlook from these analyses, at the end of the second quarter the CBC Board of Directors approved a recommendation from the Coors Iberica Board of Directors for a plan to close the Company's brewery and sales operation in Spain by the end of 2000.

As a result of these recent events and decisions, CBC management reevaluated the recoverability of Coors Iberica's long-lived assets. As a result of the plan of closure and the evaluation of the recoverability of Coors Iberica's long-lived assets, severance, for approximately 100 employees, and other related costs of approximately $10.6 million and a fixed asset impairment charge of approximately $4.9 million were recorded as special charges in the second quarter of 2000.
The severance and other related costs will be funded from the Company's current cash balances, and the majority of these costs will be paid by the end of 2000. The Company will incur additional expenses related to the plan of closure during the second half of 2000. The Company anticipates that these expenses will be substantially less than the second quarter special charge.

The decision to close the Spain brewery and sales operation will eliminate that operation's annual operating losses from the Company's overall operating results. The anticipated payback period is less than three years; the Company plans to invest most of the annual savings of approximately $7.0 million to $8.0 million into its domestic and international businesses. The Company expects that the savings from the closure will begin in fiscal 2001.

The Company's operating results including and excluding these special charges is summarized as follows:
                             Thirteen weeks ended     Twenty-six weeks ended
                             June 25,     June 27,     June 25,     June 27,
                                2000         1999         2000         1999
                                  (In thousands, except per share data)
Operating income:
  As reported                 $66,109      $73,710     $ 86,979      $91,832
  Excluding special charges    81,611       73,710      102,481       91,832

After tax income:
  As reported                  48,344       46,231       63,163       58,213
  Excluding special charges    53,434       46,231       68,253       58,213

Earnings per share:
  As reported - basic         $  1.32      $  1.26     $   1.72      $  1.59
              - diluted       $  1.29      $  1.23     $   1.69      $  1.55
  Excluding special charges
              - basic         $  1.46      $  1.26     $   1.86      $  1.59
              - diluted       $  1.43      $  1.23     $   1.83      $  1.55

Consolidated Results of Continuing Operations

Sales and volume - Adolph Coors Company (ACC); the holding company for Coors Brewing Company (CBC); and the majority-owned and controlled domestic and foreign subsidiaries of both ACC and CBC (collectively referred to as "the Company") reported net sales of $614.1 million and $1,078.6 million for the second quarter and first half of 2000, respectively, representing increases of 6.7% and 6.2%, respectively, over each of the same periods of 1999. Net sales for the thirteen weeks ended June 25, 2000, were impacted favorably by a unit volume increase of 3.4%: CBC sold 6,389,000 barrels of malt beverages in the second quarter of 2000 compared to sales of 6,181,000 barrels in the second quarter of 1999. Additionally, net sales were favorably impacted by improved gross realizations per barrel due to increased pricing and mix improvement toward higher-net-revenue product sales.

Gross profit - Gross profit in the second quarter of 2000 rose 1.9% to $265.2 million over the second quarter of 1999, while gross profit in the first half of 2000 rose 3.7% to $443.8 million, compared to the same period of 1999. As a percentage of net sales, gross profit decreased to 43.2% and 41.1% in the second quarter and first half of 2000, respectively, from 45.2% and 42.1% for the same periods a year earlier. These changes were attributable to the increases in net sales per barrel, as discussed above, offset by significantly larger increases in cost of goods sold of 10.7% in the second quarter of 2000 and 8.0% in the first half of 2000 versus the prior year. Cost of goods sold per barrel for the second quarter of 2000 increased mainly due to a shift in product demand toward more expensive products and packages, including import beers sold by Coors-owned distributors, Zimar and longneck bottles. Additionally, there was an increase in packaging materials costs and in production expense during the second quarter of 2000 compared to the same period in 1999. The increased packaging materials costs in 2000 were mainly due to a one-time benefit of renegotiating and revising certain long-term supply contracts during the second quarter of 1999. The increased production expense was related to meeting higher-than-expected demand for certain products, which mainly consisted of overtime pay. The cost of goods sold per barrel for the six months ended June 25, 2000, was impacted by essentially the same factors.

Operating income (excluding special charges) - Operating income was $81.6 million and $102.5 million for the second quarter and first half of 2000, respectively, compared to $73.7 million and $91.8 million for the same periods a year earlier. The increase for the second quarter of 2000 was primarily due to the increase in gross profit, as discussed above, as well as an overall decrease in marketing, general and administrative expenses. Total marketing, general and administrative expenses decreased during the second quarter of 2000 compared to the same period of 1999 because of lower information technology expenses and corporate overhead expenses. The increase in operating income for the first half of 2000 compared to the same period in 1999 was primarily due to the increase in gross profit, as discussed above, which was partially offset by an increase in marketing, general and administrative expenses. Marketing, general and administrative expenses rose primarily because of higher spending on marketing, sales, promotions and the Company's international organization. These increases were partially offset by lower information technology expenses incurred during the first half of 2000 compared to the same period in 1999.

Non-operating income - Net non-operating income for the second quarter and first half of 2000 improved over the same periods in 1999 primarily because of increases in interest income and reductions in interest expense. The increase in interest income was mainly due to higher average cash and securities balances in the first half of 2000 compared to the first half of 1999, while the decrease in interest expense was due to lower outstanding medium-term debt.

Effective tax rate (excluding special charges) - The consolidated effective tax rates for the second quarter and first half of 2000 were 37.86% and 38.0%, respectively, compared to 38.75% for the same periods in 1999. The rate decreased in 2000 mainly because of reduced state tax rates.

Net income (excluding special charges) - Net income for the second quarter and first half of 2000 was $53.4 million, or $1.46 per basic share ($1.43 per diluted share), and $68.3 million, or $1.86 per basic share ($1.83 per diluted share), respectively. This compares to net income of $46.2 million, or $1.26 per basic share ($1.23 per diluted share), and $58.2 million, or $1.59 per basic share ($1.55 per diluted share), respectively, for the second quarter and first half of 1999.

Liquidity and Capital Resources

Liquidity - The Company's primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 25, 2000, ACC had working capital of $266.4 million, and its cash position was $316.9 million compared to $163.8 million as of December 25, 1999. In addition to its cash resources, ACC had short-term, highly liquid securities of $24.2 million at June 25, 2000, compared to $113.2 million at December 26, 1999. ACC also had $2.9 million of marketable securities with maturities exceeding one year at both June 25, 2000 and December 26, 1999. The Company believes that cash flows from operations and short-term borrowings will be sufficient to meet its ongoing operating requirements, scheduled principal and interest payments on indebtedness, dividend payments, anticipated capital expenditures and potential repurchases of its common stock under the previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities increased to $132.7 million for the first half of 2000 from $96.0 million for the first half of 1999. A portion of the $36.7 million increase in operating cash was due to a $48 million contribution made to the Company's defined benefit pension plan in January 1999 without a similar contribution being made in 2000. This contribution was made in 1999 as a result of benefit improvements to the Company's defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately
$48 million. Also contributing to the increase in net cash provided by operating activities during the first half of 2000 were increased net income, the impairment charge incurred during the second quarter of 2000 on the Coors Iberica long-lived assets and utilization of deferred tax assets. These increases to net cash provided by operating activities were offset by increases in the equity in earnings of joint ventures, gains on the sales of properties and working capital changes, which all decrease the cash provided by operating activities. The fluctuations in working capital changes are primarily due to increased operating activity and timing of payments between the two years.

Investing activities - During the first twenty-six weeks of 2000, ACC received $35.8 million from net investing activities compared to $0.1 million received for the first twenty-six weeks of 1999. The net impact of ACC's marketable investment activities was a cash inflow of $88.8 million during the first half of 2000, compared to an inflow of $69.8 million during the same period of 1999. This increase of cash inflow is due to more securities maturing in the first half of 2000 compared to the same period in 1999 offset by purchases of $40.0 million of securities in the first half of 2000 compared to $4.2 million in the same period of 1999. Capital expenditures decreased to $67.4 million for the twenty-six weeks ended June 25, 2000, from $79.3 million a year earlier. The decreased capital spending during the first quarter of 2000 compared to the same period in 1999 is primarily due to decreased spending on information technology upgrades, as technology upgrades were substantially completed in 1999. ACC received $12.0 million in distributions from joint ventures during the first half of 2000, compared to $8.5 million during the same period of 1999. The increased distributions from joint ventures was due to increased operating activity at the joint ventures.

Financing activities - ACC spent $15.1 million on financing activities during the twenty-six weeks ended June 25, 2000, compared to $40.5 million in 1999.
The 2000 uses were primarily for purchases of $8.9 million of Class B common stock under the stock repurchase program and dividend payments of $12.9 million. The 1999 uses were primarily for principal payments on debt of $25 million, purchases of $13.3 million of Class B common stock under the stock repurchase program and dividend payments of $11.6 million. The Company bought back fewer shares under its stock repurchase program during the first half of 2000 compared to the same period in 1999. The dividend per share amount increased to $0.185 per share in the first half of 2000 compared to $0.165 per share for the same period of 1999. The debt payments in the first half of 1999 were on the medium-term notes, which were paid off in the third quarter of 1999.

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

- an accelerated shift in consumer preferences toward products with higher costs;

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

Outlook

The Company's performance in the first half of 2000 benefited from strong domestic volume gains (sales to wholesalers). Domestic sales-to-retail volume gains experienced by the Company's distributors were even larger than the Company's volume gains. Domestic sales-to-retail growth is expected to continue in the second half of 2000, although at a lower rate than the sales-to-retail volume gains experienced in the first half of 2000. Because of high product demand in the second quarter and the resulting decrease in distributor inventories, it is anticipated that the Company's domestic volume growth will outpace the sales-to-retail growth of its distributors in the third quarter.

The Company's second quarter performance also benefited from increased domestic pricing and mix improvement toward higher-net-revenue product sales. The favorable pricing environment is expected to continue for the rest of 2000. Increased value-pack activity or price discounting could have an unfavorable impact on top-line performance. While freight costs have increased due to higher fuel expense, the Company expects these costs to be manageable and has implemented and continues to consider tactics to mitigate the impact of these costs on the business.

For the remainder of 2000, packaging and fixed costs per barrel are expected to increase, although at a lower rate than experienced in the first half of 2000. Packaging and fixed costs per barrel are expected to increase over 1999, mainly due to increases in prices of certain packaging materials and a shift in product demand to higher-cost products and packages, including longneck bottles and import beer sold by Coors-owned distributors. Significant changes in demand for higher cost packages or market prices of these items could alter this outlook. CBC continues to pursue improvements in its operations to achieve cost reductions over time.

Marketing, general and administrative expenses are expected to increase in 2000, although at a rate lower than the 1999 increase. Management continues to monitor CBC's market opportunities and to invest behind its brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis.

Net interest should continue its favorable trends based on the Company's lower outstanding debt, higher cash balances and higher anticipated yields relative to 1999. Net interest could be less favorable than expected if the Company invests a substantial portion of its cash balances in operating assets or investments with longer-term returns, or if interest rates decline. Also, cash may be used to repurchase additional outstanding common stock as approved by the ACC board of directors in November 1999.

The effective tax rate for the rest of 2000 is not expected to differ significantly from the rate applied to income during the first six months of the year (excluding the impact of the second quarter special charge). The level and mix of pretax income for 2000 could affect the actual rate for the year.

CBC expects capital expenditures for 2000 (excluding capital improvements for its container joint ventures, which will be recorded on the books of the respective joint ventures) in the range of $135 million to $145 million for improving and enhancing facilities, infrastructure, information systems and environmental compliance. There continues to be a rapid expansion in market-place demand, particularly for longneck bottles and value-packs. To effectively meet the increasing demand, the Company anticipates making additional investments in capacity in the next few years, including capacity to produce more value-packs and building a new bottle line in one of the Company's facilities. The Company anticipates that capital spending in 2001 will increase above the 2000 spending estimate. In addition to CBC's 2000 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No significant legal proceedings.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3.2 - By-laws, as amended and restated in May 2000.

(b)  Reports on Form 8-K

     A report on Form 8-K dated June 2, 2000, was filed announcing changes to certain Board of Directors and top management positions at the Company.

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


August 9, 2000