Form 10-Q
period 2000-09-24
COORS ADOLPH CO
filed 2000-10-27
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended September 24, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 23, 2000:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,610,021 shares

PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                     Thirteen weeks ended
                                                 September 24,  September 26,
                                                         2000           1999

Sales - domestic and international                  $ 719,734      $ 651,054
Beer excise taxes                                    (116,459)      (107,029)

Net sales                                             603,275        544,025

Cost of goods sold                                   (359,513)      (320,538)

  Gross profit                                        243,762        223,487

Marketing, general and administrative                (197,702)      (184,305)
Special credit (charge)                                 5,442         (5,705)

  Operating income                                     51,502         33,477

Other income - net                                      4,131          2,173

  Income before income taxes                           55,633         35,650

Income tax expense                                    (21,141)       (13,814)

  Net income                                        $  34,492      $  21,836

Net income per common share - basic                 $    0.94      $    0.59
Net income per common share - diluted               $    0.92      $    0.58

Weighted average number of outstanding
  common shares - basic                                36,861         36,747
Weighted average number of outstanding
  common shares - diluted                              37,557         37,433

Cash dividends declared and paid per
  common share                                      $   0.185      $   0.165

See notes to unaudited consolidated financial statements.

                     ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                               (Unaudited)

                                                   Thirty-nine weeks ended
                                                 September 24,  September 26,
                                                         2000           1999

Sales - domestic and international                 $2,008,803     $1,867,579
Beer excise taxes                                    (326,927)      (308,124)

Net sales                                           1,681,876      1,559,455

Cost of goods sold                                   (994,361)      (908,140)

  Gross profit                                        687,515        651,315

Marketing, general and administrative                (538,974)      (520,301)
Special charge - net                                  (10,060)        (5,705)

  Operating income                                    138,481        125,309

Other income - net                                     11,735          5,382

  Income before income taxes                          150,216        130,691

Income tax expense                                    (52,561)       (50,643)

  Net income                                       $   97,655     $   80,048

Net income per common share - basic                $     2.66     $     2.18
Net income per common share - diluted              $     2.61     $     2.14

Weighted average number of outstanding
  common shares - basic                                36,745         36,714
Weighted average number of outstanding
  common shares - diluted                              37,371         37,472

Cash dividends declared and paid per
  common share                                     $    0.535     $    0.480

See notes to unaudited consolidated financial statements.

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                              September 24,   December 26,
                                                      2000           1999
Assets

Current assets:
  Cash and cash equivalents                     $   74,808     $  163,808
  Short-term marketable securities                  80,608        113,185
  Accounts and notes receivable, net               167,190        159,660

  Inventories:
    Finished                                        47,557         44,073
    In process                                      20,149         19,036
    Raw materials                                   44,516         34,077
    Packaging materials                              9,321         10,071

  Total inventories                                121,543        107,257

  Other current assets                              62,391         68,911

    Total current assets                           506,540        612,821

Properties, at cost and net                        700,776        714,001

Long-term marketable securities                    200,499          2,890
Other assets                                       219,428        216,664

    Total assets                                $1,627,243     $1,546,376


See notes to unaudited consolidated financial statements.      (Continued)

                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)
                                    (Unaudited)

                                              September 24,   December 26,
                                                      2000           1999

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  172,824     $  179,615
  Accrued expenses and other liabilities           210,739        213,089

      Total current liabilities                    383,563        392,704

Long-term debt                                     105,000        105,000

Deferred tax liability                              97,307         78,733

Other long-term liabilities                        124,741        128,400

      Total liabilities                            710,611        704,837

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 35,607,814 in
    2000 and 35,462,034 in 1999)                     8,480          8,443

      Total capital stock                            9,740          9,703

  Paid-in capital                                    4,035          5,773
  Retained earnings                                903,005        825,070
  Accumulated other comprehensive (loss) income       (148)           993

      Total shareholders' equity                   916,632        841,539

Total liabilities and shareholders' equity      $1,627,243     $1,546,376

See notes to unaudited consolidated financial statements.         (Concluded)


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                  Thirty-nine weeks ended
                                               September 24,  September 26,
                                                       2000           1999
Cash flows from operating activities:
  Net income                                      $  97,655      $  80,048
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures          (32,676)       (25,237)
      Impairment charge                               4,944             --
      Non-cash restructure charges                    9,974          3,725
      Depreciation and amortization                  95,990         92,306
      (Gain) loss on sale or abandonment of
        properties                                   (3,619)         4,233
      Deferred income taxes                          21,738         (7,815)
  Change in operating assets and liabilities        (35,260)       (30,004)

       Net cash provided by operating
         activities                                 158,746        117,256

Cash flows from investing activities:
  Purchases of securities                          (314,690)       (85,970)
  Sales and maturities of securities                150,318         83,830
  Additions to properties and intangibles           (87,709)      (100,629)
  Proceeds from sales of properties                   4,568          1,041
  Distributions from joint ventures                  38,408         23,472
  Other                                              (7,184)        (1,968)

       Net cash used in investing activities       (216,289)       (80,224)

Cash flows from financing activities:
  Issuances of stock under stock plans               12,045          9,414
  Purchases of stock                                (19,989)       (13,308)
  Dividends paid                                    (19,720)       (17,686)
  Payment of current portion of long-term debt           --        (40,000)
  Other                                              (3,468)         2,099

       Net cash used in financing activities        (31,132)       (59,481)

Cash and cash equivalents:
  Net decrease in cash and cash equivalents         (88,675)       (22,449)
  Effect of exchange rate changes on
    cash and cash equivalents                          (325)          (269)
  Balance at beginning of year                      163,808        160,038

  Balance at end of quarter                       $  74,808      $ 137,320

See notes to unaudited consolidated financial statements.



ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2000

1. BUSINESS

Since our founding in 1873, we have been committed to producing the highest quality beers. We are incorporated in Colorado and are the third largest beer producer in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited consolidated financial statements - In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, except as discussed in Note 3, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Form 10-K for the year ended December 26, 1999. The results of operations for the thirty-nine weeks ended September 24, 2000, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Statements of cash flows - During the first thirty-nine weeks of 2000 and 1999, equity was increased by the non-cash tax effects of the issuances of stock under our stock plans of $7.4 million and $6.9 million, respectively.

3. SPECIAL CHARGE - NET

In the third quarter of 2000, we received approximately $5.4 million related to an insurance claim settlement. This credit has been classified as a special item in the statement of income.

In the second quarter of 2000, our Board of Directors approved a plan to close our brewery and sales operation in Spain by the end of 2000. As a result of this plan, we performed an evaluation on our Spain operation's long-lived assets and determined that certain of these assets were impaired. A charge of approximately $15.5 million was taken in the second quarter, of which approximately $10.6 million related to severance and other related costs for approximately 100 employees and $4.9 million related to a fixed asset impairment charge. These expenses were classified as a special charge in the statement of income. During the third quarter, approximately $0.6 million was paid out for severance and other related closure costs and at September 24, 2000, the remaining liability for severance and other related costs was approximately $10.0 million.

During the third quarter of 1999, we recorded a special charge of $5.7 million. Approximately $3.7 million of this charge related to a restructuring of part of our operations, which primarily included a voluntary severance program involving our engineering and construction work force. Approximately 50 engineering and construction employees accepted severance packages under the voluntary program. Also included in the $5.7 million charge was approximately $2.0 million of special charges incurred to facilitate distributor network improvements. During 2000, approximately $2.4 million was paid related to the severance packages and at September 24, 2000, the remaining liability for severance was approximately $0.4 million.

4. OTHER COMPREHENSIVE INCOME

                      Thirteen weeks ended         Thirty-nine weeks ended
                  September 24,  September 26,  September 24,  September 26,
                          2000           1999           2000           1999
                                        (In thousands)

Net income             $34,492        $21,836        $97,655        $80,048

Other comprehensive
 income (expense),
 net of tax:
  Foreign currency
   translation
   adjustments             109            (57)         1,214         (3,031)
  Unrealized gain (loss)
   on available-for-sale
   securities and
   derivative
   instruments           1,896          2,846            (94)         3,405
  Reclassification
   adjustment for net
   gains realized in net
   income on derivative
   instruments          (1,213)            --         (2,261)            --

Comprehensive income   $35,284        $24,625        $96,514        $80,422

5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                       Thirteen weeks ended       Thirty-nine weeks ended
                    September 24, September 26,  September 24, September 26,
                            2000          1999           2000          1999
                               (In thousands, except per share data)
Net income available to
  common shareholders    $34,492       $21,836        $97,655       $80,048

Weighted average shares
  for basic EPS           36,861        36,747         36,745        36,714

Effect of dilutive
 securities:
  Stock options              638           610            567           667
  Contingent shares not
   included in shares
   outstanding for
   basic EPS                  58            76             59            91

Weighted average shares
  for diluted EPS         37,557        37,433         37,371        37,472

Basic EPS                $  0.94       $  0.59        $  2.66       $  2.18

Diluted EPS              $  0.92       $  0.58        $  2.61       $  2.14

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises.

6. ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition", (SAB 101). The Accounting Bulletin provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements and requires disclosure of a company's revenue recognition policy. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. We do not believe that the adoption of SAB 101 will have a material impact on our consolidated financial statements.

7. SUBSEQUENT EVENTS

On October 25, 2000, we signed a letter of intent with Molson Inc. to form a joint venture to import, market, sell and distribute Molson's brands of beer in the U.S. We expect to pay approximately $65.0 million in cash and to receive a 49.9% interest in the joint venture, which will be accounted for using the equity method of accounting. We expect to finalize a definitive agreement by December 31, 2000.

We also signed two additional letters of intent with Molson for a brewing and packaging arrangement and to amend the terms of our existing partnership agreement, respectively. Under the proposed brewing and packaging agreement, we would have access to some of Molson's available production capacity in Canada. Our current partnership agreement with Molson, which pertains to the marketing and selling of our products in Canada, would be amended to extend the term and provide performance guarantees to us. We expect these agreements to be finalized by December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Thirteen weeks ended          Thirty-nine weeks ended
                    September 24,   September 26,   September 24,  September 26,
                            2000            1999            2000           1999
                                 (In thousands, except percentages)
                                           (Unaudited)

Net Sales         $ 603,275 100%  $ 544,025 100% $1,681,876 100% $1,559,455 100%
Cost of goods sold (359,513) 60%   (320,538) 59%   (994,361) 59%   (908,140) 58%

Gross profit        243,762  40%    223,487  41%    687,515  41%    651,315  42%

Other operating
  expenses:
Marketing, general
 and administrative(197,702) 33%   (184,305) 34%   (538,974) 32%   (520,301) 33%
Special credits
  (charges)           5,442   1%     (5,705)  1%    (10,060)  1%     (5,705)  --
Total other
  operating
  expenses         (192,260) 32%   (190,010) 35%   (549,034) 33%   (526,006) 34%

Operating income     51,502   9%     33,477   6%    138,481   8%    125,309   8%

Other income - net    4,131   1%      2,173   --     11,735   1%      5,382   --

Income before taxes  55,633   9%     35,650   7%    150,216   9%    130,691   8%

Income tax expense  (21,141)  4%    (13,814)  3%    (52,561)  3%    (50,643)  3%

Net income        $  34,492   6%  $  21,836   4% $   97,655   6% $   80,048   5%


Consolidated Results of Continuing Operations

Sales and volume - Net sales for the quarter were impacted favorably by a unit volume increase of 8.4%; we sold 6,236,000 barrels of malt beverages in the third quarter of 2000 compared to sales of 5,754,000 barrels in the third quarter of 1999. This resulted in net sales increases of 10.9% and 7.9% for the thirteen and thirty-nine week periods ended September 24, 2000, respectively, when compared to the same periods last year. Third quarter 2000 net sales were $603.3 million compared to $544.0 million in the third quarter of 1999. Year-to-date net sales were $1,681.9 million compared to $1,559.5 million for the same period last year. Net sales were also favorably impacted by improved revenues per barrel due to increased prices for our products and a continuing shift toward higher-net-revenue product sales. Year-to-date net sales were impacted by essentially the same factors, with unit volume up 4.7% over the same period of 1999. We have sold 17,452,000 barrels year-to-date compared to 16,669,000 barrels for the same period last year.

Cost of goods sold - Cost of goods sold was $359.5 million for the third quarter and $994.4 million for the thirty-nine weeks ended September 24, 2000, compared to $320.5 million and $908.1 million, respectively, for the same periods last year. For the third quarter of 2000, cost of goods sold was 59.6% as a percent of net sales compared to 58.9% for the same quarter last year. Cost of goods sold for the thirty-nine weeks ended September 24, 2000, as a percentage of net sales was 59.1% compared to 58.2% for the same period last year. Cost of goods sold per barrel for the third quarter 2000 increased over the same period last year. This increase was primarily a result of higher aluminum costs and an ongoing shift in demand toward more expensive products and packages and higher labor costs. Our labor costs were higher due to increased wages and increased production expense for overtime pay to meet higher-than-expected demand for certain products. Cost of goods sold per barrel for the thirty-nine week period ended September 24, 2000 increased over the same period last year for essentially the same reasons.

Gross profit - Gross profit increased 9.1% to $243.8 million in the third quarter 2000, compared with $223.5 million in the third quarter last year. Year-to-date gross profit increased 5.6% to $687.5 million compared to $651.3 million for the same period last year.

Marketing, general and administrative - Marketing, general and administrative expenses were $197.7 million and $539.0 million for the thirteen and thirty-nine week periods ended September 24, 2000, respectively. These represent increases of 7.3% over third quarter 1999 expenses of $184.3 million and 3.6% over the prior year-to-date expenses of $520.3 million. Third quarter marketing, general and administrative expenses increased over the prior year third quarter due to higher spending on marketing and promotions, both domestically and internationally. Year-to-date marketing, general and administrative expenses were higher for essentially the same reasons, partially offset by lower information technology expenses in 2000 compared to 1999. The 1999 information technology expenses were higher due to year 2000 remediation and systems upgrades.

Special(credits) charges - In the third quarter of 2000, we recorded a special credit of $5.4 million related to an insurance claim settlement. In addition to the third quarter credit, year-to-date special items include a $15.5 million charge taken in the second quarter of 2000 related to the planned closure of our brewery and sales operation in Spain. Of this charge, approximately $10.6 million related to severance and other related closure costs and $4.9 million related to an asset impairment charge. We expect to pay the severance and other related costs from our current cash balances. We anticipate that the majority of these costs will be paid by January 2001. We expect to incur additional expenses related to this closure in the fourth quarter of 2000. These expenses are expected to be substantially less than the second quarter special charge and will also be funded from current cash balances. The decision to close our Spain operations will result in the elimination of those annual losses from our overall operating results. The anticipated payback period is less than three years; and we plan to invest most of the annual savings of approximately $7.0 million to $8.0 million into our domestic and international businesses. We expect these savings from the closure to begin in fiscal 2001.

In the third quarter of 1999, we recorded a special charge of $5.7 million, which was comprised of approximately $3.7 million for severance costs as part of a restructuring of our operations and approximately $2.0 million for distributor network improvements. At the end of the third quarter of 2000, almost all severance costs have been paid out, with the remaining to be paid out by January 2001.

Operating income - As a result of the factors noted above, operating income was $51.5 million for the quarter and $138.5 million year-to-date. These represent increases of $18.0 million or 53.8% and $13.2 million or 10.5%, respectively, over the same periods last year. Excluding special (credits) charges, operating income for the third quarter of 2000 would have been $46.1 million compared to $39.2 million for the same period last year, representing an increase of $6.9 million or 17.6%. Year-to-date operating income for 2000 would have been $148.5 compared to $131.0 million for the same period last year, representing a $17.5 million or 13.4% increase.

Other income - net - Net other income for the thirteen weeks ended September 24, 2000, was $4.1 million compared to $2.2 million for the same period last year. Year-to-date net other income was $11.7 million compared to $5.4 million for the same period last year. The significant increase for both the thirteen and thirty-nine week periods ended September 24, 2000, is primarily due to higher average investment balances with higher average interest rates and lower debt balances compared to the same periods last year.

Consolidated effective tax rate - Our third quarter effective tax rate was 38%, down from 38.75% for the same period last year mainly due to reduced state tax rates. Our year-to-date effective tax rate decreased to 35% from 38.75% for the same period a year ago due to the tax benefit pertaining to the favorable settlement of certain tax issues related to the Spain brewery closure; the resolution of an IRS audit; and reduced state tax rates.

Net income - Net income for the thirteen and thirty-nine weeks ended September 24, 2000, was $34.5 million or $0.94 per basic share ($0.92 per diluted share) and $97.7 million or $2.66 per basic share ($2.61 per diluted share), respectively. This compares to $21.8 million or $0.59 per basic share ($0.58 per diluted share) and $80.0 million or $2.18 per basic share ($2.14 per diluted share), respectively, for the same periods last year. Excluding special items, net income for the thirteen and thirty-nine weeks ended September 24, 2000, would have been $31.1 million or $0.84 per basic share ($0.83 per diluted) and $99.4 million or $2.70 per basic share ($2.66 per diluted). This compares to net income, excluding special items, of $25.3 million or $0.69 per basic share ($0.68 per diluted) and $83.5 million or $2.28 per basic share ($2.23 per diluted), respectively, for the same periods last year.

Liquidity and Capital Resources

Liquidity - Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings. As of September 24, 2000, we had working capital of $123.0 million, compared to $220.1 million at December 26, 1999. Cash, short-term and long-term securities totaled $355.9 million at September 24, 2000 compared to $279.9 million at December 26, 1999. The significant increase in these balances compared to the prior year is primarily a result of cash generated from operations invested in longer term securities, whose current yields are higher than shorter term securities. These long-term securities include corporate, government agency and municipal debt instruments which are investment grade. All of these securities can be easily converted to cash if necessary. We believe that cash flows from operations, cash from the sale or maturity of highly liquid securities and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of common stock under our previously-announced stock repurchase plan.

Operating activities - Net cash provided by operating activities of $158.7 million for the thirty-nine week period ended September 24, 2000, increased $41.4 million compared to net cash provided by operating activities of $117.3 million for the same period last year. The increase in net cash provided by operating activities is partially a result of a $48 million contribution made to our defined benefit pension plan in January 1999 with no similar contribution made in the current year. The 1999 contribution was made as a result of benefit improvements to our defined benefit pension plan, which were effective July 1, 1999, and resulted in an increase to the projected benefit obligation of approximately $48 million. Also contributing to the increase in cash provided by operations were higher net income, the utilization of deferred tax assets and timing of tax payments made in 2000 and the impairment charge incurred related to long lived assets in Spain. These increases in net cash provided by operating activities were offset by increases in the equity of earnings of joint ventures, gains on sale of properties and working capital changes, which all decrease the cash provided by operating activities. The fluctuations in working capital changes were primarily due to increased inventory levels at the end of the third quarter of 2000 to bring our inventories to desired levels and due to the timing of payments between the two years.

Investing activities - During the first thirty-nine weeks of 2000, we used $216.3 million in investing activities compared to a use of $80.2 million in the same period last year. As discussed under the Liquidity section above, we have shifted to investing in longer term marketable securities by investing cash from short term investment maturities into longer term corporate, government agency and municipal debt instruments. The net impact of our marketable investment activities was a cash outflow of $164.4 million during the first nine months of 2000 compared to an outflow of $2.1 million during the same period last year. Again, the increase of cash outflow is mainly due to allocating more of our cash resources to long term securities rather than to cash equivalents and short term securities, which was our prior focus. Partially offsetting the cash used for investing in marketable securities was the $12.9 million decrease in capital expenditures in the current year compared to the prior year. Capital expenditures were $87.7 million for the first thirty-nine weeks of 2000, compared to $100.6 million for the same period last year. In the current year, there was less spending on information technology and system upgrades than last year. The cash outflows related to marketable securities and capital expenditures were partially offset by higher cash distributions received from our joint venture entities of $38.4 million for the thirty-nine weeks ended September 24, 2000, compared to $23.5 million in the same period last year. The increase in distributions received was a result of higher earnings of the joint ventures over last year.

Financing activities - Net cash used in financing activities was $31.1 million for the thirty-nine weeks ended September 24, 2000, compared to $59.5 million for the same period last year. The primary uses were $20.0 million for purchases of Class B common stock under our stock repurchase program and dividend payments of $19.7 million. These cash uses were partially offset by cash inflows of $12.0 million related to the exercise of stock options under our stock option plans.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements may include, among others, statements concerning our outlook for 2000; overall volume trends; pricing trends and industry forces; cost reduction strategies and their results; our expectations for funding our 2000 capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

To improve our financial performance, we must grow premium beverage volume, achieve modest price increases for our products and reduce our overall cost structure. The most important factors that could influence the achievement of these goals -- and cause actual results to differ materially from those expressed in the forward-looking statements -- include, but are not limited to, the following:

- Our success depends largely on the success of one product, the failure of which would materially adversely affect our financial results.

- Because our primary production facilities are located at a single site, we are more vulnerable than our competitors to transportation disruptions and natural disasters.

- We are significantly smaller than our two primary competitors, and we are more vulnerable than our competitors to cost and price fluctuations.

- We are vulnerable to the pricing actions of our primary competitors, which are beyond our control.

- If demand for our products continues to grow at current rates, we may lack the capacity needed to meet demand or we may be required to increase our capital spending significantly.

- If any of our suppliers are unable or unwilling to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

- The government may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

- If the social acceptability of our products declines, or if litigation is directed at the alcoholic beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

- Any significant shift in packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand.

- We depend on independent distributors to sell our products and we cannot provide any assurance that these distributors will effectively sell our products.

- Because our sales volume is more concentrated in a few geographic areas in the United States, any loss of market share in the states where we are concentrated would have a material adverse effect on our results of operations.

- Because we lack a significant presence in international markets, we are dependent on the United States market.

- We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

These and other risks and uncertainties affecting our company are discussed in greater detail in our 1999 Form 10-K filed with the Securities and Exchange Commission.

Outlook

Our performance in the first nine months of 2000 has benefited from strong domestic volume gains (sales to wholesalers), particularly in the third quarter as volume gains outpaced sales-to-retail due to inventory replenishment. Strong sales-to-retail growth continued in the third quarter. Sales-to-retail growth is expected to continue, although at a lower rate than the sales-to-retail volume gains experienced so far in 2000 because of unusually strong growth a year ago partially due to year 2000 pantry loading.

Our third quarter performance also benefited from increased domestic pricing and mix improvement toward higher-net-revenue product sales. The favorable pricing environment is expected to continue in the fourth quarter since we have announced front-line price increases on about 20% of our volume. Increased value-pack activity or price discounting could have an unfavorable impact on top-line performance.

While the current outlook is for higher freight expense due to higher fuel costs, we expect these costs to be manageable and continue to consider tactics to mitigate the impact of these costs on the business.

For the remainder of 2000, packaging and fixed costs per barrel are expected to increase, although at a lower rate than experienced year-to-date. Higher costs are mainly due to increases in prices of certain packaging materials, a shift in product demand to higher-cost products and packages and costs related to our efforts to meet demand for our products at a time when we are increasingly capacity constrained. Significant changes in demand for higher cost packages or market prices of these items could alter this outlook. We continue to pursue improvements in our operations to achieve cost reductions over time.

Marketing, general and administrative expenses are expected to increase through the end of the year, although at a rate lower than the 1999 increase. We continue to monitor our market opportunities and to invest behind our brands and sales efforts accordingly. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis.

Net interest should continue its favorable trends based on our higher investment balances and higher anticipated yields relative to 1999. However, we have shifted from owning a large amount of tax-exempt securities toward owning more securities that are taxable, but that yield higher returns. The higher yields on these securities will be partially offset by higher income taxes resulting from the shift in the investment portfolio. Net interest could be less favorable than expected if we invest a substantial portion of our cash balances in operating assets or if interest rates decline. Also, cash may be used to repurchase additional outstanding common stock as approved by our board of directors in November 1999.

The effective tax rate for the rest of 2000 is not expected to differ significantly from the rate applied to income during the first nine months of the year (excluding the impact of the second quarter special charge). The level and mix of pretax income for 2000 could affect the actual rate for the year.

We expect capital expenditures for 2000 (excluding capital improvements for our container joint ventures, which will be recorded on the books of the respective joint ventures) to be in the range of $145 million to $155 million for improving and enhancing facilities, infrastructure, information systems and environmental compliance. There continues to be increasing demand for long-neck bottles and value-packs. To effectively meet the increasing demand, we anticipate making additional investments in capacity in the next few years, including capacity to produce more value-packs and building new bottle lines. Our anticipated capital spending in 2001 is in the range of $200 million to $240 million. Our 2002 estimated capital spending is expected to be lower than 2001. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis. We recently signed a letter of intent with Molson, which provides for Molson to brew and package beer for us for sale in the U.S. market. Although we believe this arrangement will help us meet a portion of the U.S. demand for our products, we do not expect that it will alter our near-term capacity expansion plans.

We also recently signed a letter of intent with Molson to form a joint venture to import, market, sell and distribute Molson's brands in the U.S. market. We expect to pay Molson approximately $65 million and to receive a 49.9% interest in the joint venture. We plan to fund this investment from available cash or marketable securities.

PART II.  OTHER INFORMATION

Item 5.  Other Information

On October 25, 2000, we signed a letter of intent with Molson Inc. to form a joint venture to import, market, sell and distribute Molson's brands of beer in the U.S. Under the proposed agreement, the joint venture will obtain the exclusive rights to Molson brands currently imported into the U.S. and any Molson brands that may be developed in the future for import into the U.S. Under the proposed agreement, all of these products will be brewed and packaged by Molson in Canada and imported by the joint venture into the U.S. We expect to pay Molson approximately $65.0 million and to receive a 49.9% interest in the joint venture. We believe we will finalize a definitive agreement by December 31, 2000.

In addition, we signed a letter of intent with Molson for a brewing and packaging arrangement under which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement is expected to reach an annual contract brewing rate of up to 700,000 barrels over the next few years. Although we believe this arrangement will help us meet a portion of the growing U.S. demand for our products, we do not expect that it will alter our near-term capacity expansion plans.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule (For EDGAR filing only)

(b)  Reports on Form 8-K

     None

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


October 27, 2000