Form 10-K405
period 2000-12-31
COORS ADOLPH CO
filed 2001-04-02
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                              Washington, D.C.  20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 31, 2000
                                         OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                           to
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2001:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,090,195 shares

                                  PART I

ITEM 1. Business

(a)  General Development of Business

We are the third largest producer of beer in the United States and, since our founding in 1873, we have been committed to producing the highest quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer taste, style and price preferences. Our beverages are sold throughout the United States and in select international markets.

Recent General Business Developments

In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. and paid $65 million for our 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, has been formed to import, market, sell and distribute Molson's brands of beer in the United States. Under the agreement, the joint venture owns the exclusive right to import Molson brands into the United States, including Molson Canadian, Molson Golden and Molson Ice. Additionally, any Molson brands that may be developed in the future for import into the United States will be covered under the agreement. We will be responsible for the sales of these brands. Production of these brands will be handled in Canada by Molson, and marketing of these brands will be managed by the joint venture.

In January 1998, we began a partnership arrangement with Molson, Inc. in Canada for the purpose of distributing Coors products in Canada. We own 50.1% of this partnership through our 100% ownership of Coors Canada, Inc. See further discussion of our Canadian business under section (c), Narrative Description of Business. In December 2000, we made certain changes to the Canadian partnership arrangement. Also in December 2000, we entered into a brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement is expected to reach an annual contract brewing rate of up to 500,000 barrels over the next few years.

In the second quarter of 2000, we made the decision to close our brewery in Zaragoza, Spain, and sales operation in Madrid, Spain. The brewery was acquired in March 1994 and provided services for the production and sales to unaffiliated distributors for Coors products in Spain and certain European markets outside of Spain. The decision to close the Spain operations came as a result of various analyses we performed which focused on the potential for improved distribution channels, the viability of Coors brands in the Spain market and additional contract brewing opportunities. These analyses conclusively demonstrated that our Spanish operations were not viable. As a result of our decision to close the brewery, we incurred a total charge of approximately $20.6 million in 2000, approximately $11.3 million for severance and other related closure costs, approximately $4.9 million for a fixed asset impairment charge and approximately $4.4 million for the write-off of our cumulative translation adjustments previously charged to equity related to our Spain operations.


Some of the following statements describe our expectations of future products and business plans, financial results, performance and events. Actual results may differ materially from these forward-looking statements. Please see Item 7, Management's Discussion and Analysis - Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 for factors that may negatively impact our performance.

(b)  Financial Information About Industry Segments

We have one reporting segment, which is focused on the continuing operations of producing, marketing and selling malt-based beverages. See
Item 8, Financial Statements and Supplementary Data, for financial information relating to our operations.

(c)  Narrative Description of Business

Coors Brewing Company - General

We produce, market and sell high-quality malt-based beverages. Our portfolio of brands is designed to appeal to a wide range of consumer taste, style and price preferences. Our beverages are sold throughout the United States and in select international markets. Coors Lightr has accounted for more than 70% of our sales volume in each of the last three years. Premium and above-premium products accounted for more than 85% of our total sales volume in each of the last three years. Most of our sales are in U.S. markets; however, we are committed to building profitable sales in international markets. Our goal is to continue growing our business and increasing our profitability, both domestically and internationally, by focusing on the following six key strategies:

     - producing the highest quality products;

     - focusing on high-growth, high-margin segments;

     - investing in high-potential markets and brands;

     - improving our wholesale distribution network;

     - building organizational excellence and improving our cost structure and efficiencies; and

     - pursuing strategic opportunities.

Our sales of malt beverages totaled 23.0 million barrels in 2000, 22.0 million barrels in 1999 and 21.2 million barrels in 1998. The barrel sales figures for each year do not include barrel sales of a non-consolidated joint venture. An additional 1.2 million, 1.0 million and 0.9 million barrels were sold by this non-consolidated entity in 2000, 1999 and 1998, respectively. See Item 7, Management's Discussion and Analysis, for discussion of changes in volume.

Our Products

Our product portfolio includes 12 brands, including Coors Light, a premium beer, which is our top-selling brand. Our other premium beers include Original Coorsr and Coorsr Non-Alcoholic. We also offer a selection of above-premium beers including George Killian'sr Irish RedT Lager, Blue MoonT Belgian White Ale and Winterfestr, a specialty beer offered seasonally. In addition, we offer Zimar and Zimar Citrus, alternative malt-based beverages that are light and refreshing. We also compete in the lower-priced segment of the beer market, called the popular-priced segment, with Coors Extra Goldr and our Keystoner family of beers - Keystoner Premium, Keystoner Light and Keystoner Ice.

In 2001, an additional brand, Coors Dry, will be phased out because of greater opportunities posed by emphasis and focus on our other brands.

We own and operate The SandLot Breweryr at Coors Fieldr ballpark in Denver, Colorado. This brewery, which is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

Sales and Distribution

By federal law, beer must be distributed in the United States through a three-tier system consisting of manufacturers, distributors and retailers. A national network of 517 distributors currently delivers our products to U.S. retail markets. Of these, 511 are independent businesses and the other six are owned and operated by one of our subsidiaries. Some distributors operate multiple branches, bringing the total number of U.S. distributor and branch locations to 571 for the year ended December 31, 2000. As a result of our new joint venture with Molson, we have an additional 350-400 domestic distributors that distribute Molson brands within the United States. Additional independent distributors deliver our products to some international markets under licensing and distribution agreements.

We establish standards and monitor distributors' methods of handling our products to ensure the highest product quality and freshness. Monitoring ensures adherence to proper refrigeration and rotation guidelines for our products at both wholesale and retail locations. Distributors are required to remove our products from retailer outlets if they have not sold within a certain period of time.

Our highest volume states are California, Texas, Pennsylvania, New York and New Jersey, which together comprised 45% of our total domestic volume in 2000.

We have approximately 350 full-time salespeople throughout the United States. Our salespeople work closely with our distributors to assure that they focus appropriately on our product and to assist them in implementing industry best practices to improve efficiency and performance. Our sales function is organized into two regions that manage a total of six geographic field business areas responsible for overseeing domestic sales. We believe this structure enables our salespeople to better anticipate wholesaler and consumer needs and to respond to those needs locally, with greater speed.

In addition, we have a team of category managers responsible for assisting leading U.S. retailers, such as large supermarket chains, with managing their beer offerings. Our category managers work with retailers to enhance overall beer sales through optimizing space allocation, merchandising displays, promotional campaigns and product distribution throughout the retailer's chain. We believe that our success in category management enhances our competitive position.

Manufacturing, Production and Packaging

Brewing Process and Raw Materials

Our ingredients and brewing process make our Rocky Mountain-style beers unlike any other beers in the world. We also use unique packaging materials developed to accommodate our cold shipping method.

We use all-natural ingredients to produce high quality beers. We adhere to strict formulation and quality standards in selecting our raw materials. We believe we have sufficient access to raw materials to meet our quality and production requirements.

Barley is the fundamental ingredient in beer. Barley is so important to the quality and taste of our products that we started developing our own strains of barley in 1937. We use proprietary strains of barley, developed by our own barley breeders and agronomists, in most of our malt beverages. Virtually all of this barley is grown on irrigated farmland in the western United States under contracts with area growers. The growers use only the proprietary barley seed developed by us to produce our malting barley. We are the only major brewer in the United States to exclusively use two-row barley rather than six-row barley generally used by other brewers. Two-row barley allows the seed ample room to grow and develop, which we believe produces a more consistent, higher-quality crop and better tasting beer.

Barley must be malted to produce beer. Our malting facility in Golden produces approximately 90% of all of our malt requirements. We also have our own barley malted by third parties under contract. We maintain inventory levels in facilities that we own. Our inventories are sufficient to continue production in the event of any foreseeable disruption in barley supply and usually exceed a 14-month supply.

We use naturally filtered water from underground aquifers to brew malt beverages at our Golden facility. Water quality and composition have been primary factors in all facility site selections. Water from our sources contains minerals that help brew high-quality malt beverages.

We continually monitor the quality of the water used in our brewing and blending processes for compliance with our own stringent quality standards, which exceed federal and state water standards. We own water rights that we believe are more than sufficient to meet all of our present and foreseeable requirements for both brewing and industrial uses. We acquire water rights, as appropriate, to provide flexibility for long-term strategic growth needs and also to sustain brewing operations in case of a prolonged drought.

We take an average of 55 days-significantly longer than our major competitors-to brew, age, finish and package our beers. Although our brewing process takes longer, we believe it creates a smoother, more drinkable product. We were the first brewer to introduce a cold-filter process to preserve taste. We keep the product cold from the brewhouse through packaging to retail by using insulated containers for transport and requiring our distributors to hold our products in temperature-controlled warehouses. Keeping our beers cold extends their freshness.

Brewing and Packaging Facilities

We have three domestic production facilities. We own and operate the world's largest single-site brewery in Golden, Colorado. In addition, we own and operate a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia.

We brew Coors Light, Original Coors, Coors Extra Gold, Killian's and the Keystone brands in Golden. Approximately 62% of our beer volume brewed in Golden is also packaged in Golden. The remainder is shipped in bulk from the Golden brewery to either our Memphis facility or to our Shenandoah facility for packaging.

The Memphis facility packages all products exported from the United States. It also brews and packages our Zima, Zima Citrus, Coors Non-Alcoholic and Blue Moon brands.

Our Shenandoah facility packages Coors Light, Keystone Light and a small portion of Killian's volume for distribution to eastern U.S. markets.

To support the growth of our brands, we intend to increase our capital expenditures to expand our brewing and packaging capacity. In particular, beginning in 2001, we will be adding an additional bottle line to our Shenandoah facility to meet growing demand and to lower our production and distribution costs to markets in the northeastern United States. We are improving manufacturing processes in Golden to increase brewing and packaging capacity in our largest facility. We also anticipate that increased output from our Memphis facility will be an important part of our long-term capacity plan. Please see Item 7, Management's Discussion and Analysis - Liquidity and Capital Resources for more information about our planned capital expenditures.

Most of our glass bottle and aluminum can and end requirements are produced in facilities that either we own or are operated by joint ventures in which we are a partner.

Energy

We purchase electricity and steam for our Golden manufacturing facilities from Trigen-Nations Energy Corporation, L.L.L.P. (Trigen). Coors Energy Company, our wholly owned subsidiary, buys coal which it sells to Trigen for Trigen's steam generator system and purchases gas for our Shenandoah and Golden operations.

Packaging Materials

Slightly less than 60% of our products were packaged in aluminum cans in 2000. In 1994, Coors and American National Can Company formed a joint venture to produce beverage cans and ends at our manufacturing facilities. These cans and ends are for sale to our brewery and to outside customers. The joint venture's initial term is seven years and can be extended for two additional three-year terms. We have notified American National Can of our intent to terminate the joint venture in October of 2001. We are evaluating other alternatives, including possibly a new arrangement with Rexam LLC, who acquired American National Can in 2000. We own the can manufacturing facility, which produced approximately 4.0 billion aluminum cans in 2000. We also own a manufacturing facility that provides our aluminum ends and tabs. In 2000, we purchased most of our cans and ends from the joint venture with American National Can, and we purchased all of the cans produced by the joint venture. We purchased certain specialized cans and some cans for products packaged at our Memphis and Shenandoah plants directly from outside suppliers, including American National Can and Rexam LLC.

We used glass bottles for approximately 29% of our products in 2000. Owens-Brockway Glass Container, Inc. and Coors operate a joint venture, the Rocky Mountain Bottle Company, to produce glass bottles at our glass manufacturing facility. The initial term of the joint venture lasts until 2005 and can be extended for additional two-year periods. In 2000, Rocky Mountain Bottle Company produced approximately 1.1 billion bottles, and we purchased virtually all of these bottles. This fulfilled about half of our bottle requirements in 2000. Owens has a contract to supply bottles for our bottle requirements that are not met by Rocky Mountain Bottle Company, and we acquired the remaining bottles from Owens.

We have arranged for sufficient container supplies with our joint venture partners.

The remaining 11% of the volume we sold in 2000 was packaged in quarter- and half-barrel stainless steel kegs purchased from third-party suppliers.

We purchase most of our paperboard and label packaging from Graphic Packaging Corporation. These products include paperboard, multi-can pack wrappers, bottle labels and other secondary packaging supplies. Graphic Packaging supplies some unique packaging to us that, we believe, is not currently produced by any other supplier. Our agreement with Graphic Packaging expires in 2002. William K. Coors and Peter H. Coors serve as co-trustees of a number of Coors family trusts that collectively control Graphic Packaging. Please read Item 13, Certain Relationships and Related Transactions, for more information regarding Graphic Packaging.

Product Shipment

We must ship our products greater distances than most of our competitors. By packaging some of our products in our Memphis and Shenandoah facilities, we reduce freight costs to certain markets.

In 2000, approximately 65% of our products were shipped by truck and intermodal directly to distributors or to our satellite redistribution centers. Transportation vehicles are refrigerated or properly insulated to keep our malt beverages at required temperatures while in transit. In 2000, we transported the remaining 35% of the products packaged at our production facilities by railcar to either satellite redistribution centers or directly to distributors throughout the country. Railcars assigned to us are specially built and insulated to keep Coors products cold en route.

At December 31, 2000 we had 11 strategically located satellite redistribution centers, which we use to receive product from production facilities and to prepare shipments to distributors. In 2000, approximately 58% of packaged products were shipped directly to distributors and 42% moved through the satellite redistribution centers.

International Business

We market our products to select international markets and to U.S. military bases worldwide.

Canada

Coors Canada, a partnership between Molson and ourselves, markets Coors Light in Canada. Coors Canada is owned 50.1% by us and 49.9% by Molson. The partnership contracts with a Molson subsidiary for the brewing, distribution and sale of products. It manages all marketing activities for Coors products in Canada. Currently, Coors Light has a market share of more than 6% and is now the number one light beer - and the number four beer brand overall - in Canada. See also Item 1, General Development of Business, for recent amendments in our partnership agreement between Coors Canada and Molson.

Puerto Rico and the Caribbean

In Puerto Rico, we market and sell Coors Light to an independent local distributor. A local team of Coors employees manages marketing and promotional efforts in this market. Coors Light is the number-one brand in the Puerto Rico market with more than a 50% market share in 2000.

We also sell products in several other Caribbean markets, including the U.S. Virgin Islands, through local distributors.

Europe

In Europe, we currently focus our efforts on Ireland and Northern Ireland, where we market the Coors Light brand. Additionally, we are currently testing Coors Light in Scotland, and we will assess the feasibility of expanding to the balance of the United Kingdom.

During the fourth quarter of 2000, we closed our brewery and commercial operations in Spain. This brewery produced beer for Spain and other European markets. Beginning in late 2000, we began sourcing beer for our remaining European markets from our Memphis plant. The beer is then packaged for distribution under contract in the United Kingdom by Thomas Hardy.

Japan

Coors Japan Company, Ltd., our Tokyo-based subsidiary, is the exclusive importer and marketer of Coors products in Japan. The Japanese business is currently focused on Zima and Original Coors. Coors Japan sells Coors products to independent distributors in Japan.

China

In China, we currently market Original Coors beer under a licensing arrangement with Carlsberg-Guangdong. The arrangement is focused on select cities and under this arrangement, we maintain representative offices that oversee the marketing of our products in China.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. Our sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters. Our fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 2000 fiscal year was 53 weeks, while the 1999 and 1998 fiscal years were both 52 weeks.

Research and Development

Our research and development activities relate primarily to creating and improving products and packages. These activities are designed to refine the quality and value of our products and to reduce costs through more efficient processing and packaging techniques, equipment design and improved raw materials. We spent approximately $15.9 million, $15.5 million and $15.2 million for research and development in 2000, 1999 and 1998, respectively. We expect to spend approximately $16.0 million on research and product development in 2001.

To support new product development, we maintain a fully equipped pilot brewery within the Golden facility. This facility has a 6,500 barrel annual capacity and enables us to brew small batches of innovative products without interrupting ongoing operations in the main brewery.

Intellectual Property

We own trademarks on the majority of the brands we produce and we have licenses for the remainder. We also hold several patents on innovative processes related to product formulae, can making, can decorating and certain other technical operations. These patents have expiration dates ranging from 2001 to 2019. In addition, we have several design patents for innovative packaging.

Regulation

Our business is highly regulated by federal, state and local government entities. These regulations govern many parts of our operations, including brewing, marketing, advertising, transportation, distributor relationships, sales and environmental impact. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Bureau of Alcohol, Tobacco and Firearms; the U.S. Department of Agriculture; the U.S. Food and Drug Administration, state alcohol regulatory agencies as well as state and federal environmental agencies. Internationally, our business is also subject to regulations and restrictions imposed by the laws of the foreign jurisdictions in which we sell our products.

Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2000 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.91 per barrel. In 2000, we incurred approximately $427 million in federal and state excise taxes. We are aware that from time to time Congress and state legislatures consider various proposals to increase or decrease excise taxes on the production and sale of alcoholic beverages, including beer. The last significant increase in federal excise taxes on beer was in 1991 when excise taxes on beer doubled.

Environmental Matters

We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2000 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2001.

We are also required to obtain environmental permits from governmental authorities for certain of our operations. We cannot assure you that we have been or will be at all times in complete compliance with, or have obtained, all such permits. These authorities can modify or revoke our permits and can enforce compliance through fines and injunctions. To the best of our knowledge, we are not in violation of any of our permits and, we believe, we have obtained all necessary permits.

We continue to promote the efficient use of resources, waste reduction and pollution prevention. Programs currently under way include recycling bottles and cans and, where practical, increasing the recycled content of product packaging materials, paper and other supplies.

See also Item 7, Management's Discussion and Analysis - Contingencies, for additional discussion of our environmental contingencies.

Employees and Employee Relations

We have approximately 5,850 full-time employees. Memphis plant workers, who comprise about 8% of our total work force, are represented by the Teamsters and are the only significant employee group at any of our three domestic production facilities that has union representation. This union contract expires in 2001. We believe our people are key to our success and that relations with our employees are good.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information was compiled from various industry sources, including beverage analyst reports, Beer Marketer's Insights, Impact Databank and The Beer Institute. While management believes that these sources are reliable, we cannot guarantee the complete accuracy of these numbers and estimates.

2000 industry overview: The beer industry in the United States is extremely competitive. Industry volume growth has averaged less than 1% annually since 1991. Therefore, growing, even maintaining, market share requires substantial and consistent investments in marketing and sales. In a very competitive year, 2000 saw domestic beer industry shipments increase less than 1%, after growing 1.2% in 1999. In recent years, brewers have focused on marketing, promotions and innovative packaging in an effort to gain market share and less on price discounting strategies.

The industry's pricing environment continued to be positive in 2000, with the announcement of modest price increases on specific packages in select markets. As a result, revenue per barrel improved for major U.S. brewers during the year. However, consumer demand continued to shift away from short bottles and toward longneck bottles, which cost significantly more to make and ship than short bottles. In addition, many raw material prices increased in 2000, including aluminum, glass and fuel. In 2000, a significant portion of our incremental gross profit generated by volume growth and price increases was reinvested in packaging materials, as well as in additional marketing and sales activities.

A number of important trends continued in the U.S. beer market in 2000. The first was a trend toward lighter, more-refreshing beers. The largest beer brands that grew in the U.S. market were again American-style light lagers, such as Coors Light. More than 80% of our annual unit volume in 2000 was in light beers. The second trend was toward "trading up," as consumers continue to move away from lower-priced brands to higher-priced brands, including imports. Import beer shipments rose more than 10% in 2000. The industry sales trends toward lighter, more-upscale beers play to our strengths.

The U.S. brewing industry has experienced significant consolidation in the past several years which has removed excess capacity. Several competitors have exited the beer business, sold brands, or closed inefficient, outdated brewing facilities. The beer industry is also consolidating at the wholesaler level, a trend that continued in 2000 and generally improves economics for the combining wholesalers and their suppliers.

U.S. demographics continued to improve for the beer industry, with the number of consumers reaching legal drinking age continuing to increase in 2000, according to U.S. Census Bureau assessments and projections. These same projections anticipate that the 21-24 age group will continue to grow for virtually this entire decade. This trend is important to the beer industry because young adult males tend to consume more beer per capita than other demographic groups.

Our competitive position: Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. In 2000, approximately 80% of U.S. beer shipments were attributable to the top three domestic brewers: Anheuser-Busch, Inc.; Philip Morris, Inc., through its subsidiary Miller Brewing Company; and Coors Brewing Company. We compete most directly with Anheuser and Miller, the dominant companies in the U.S. industry. We are the nation's third-largest brewer and, according to Beer Marketer's Insights estimates, we represented approximately 11.1% of the total 2000 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to Anheuser's 48.3% share and Miller's 20.6% share.

Our beer shipments to wholesalers increased 4.7% in 2000, representing the fourth consecutive year that our shipments have outpaced industry growth by 2 percentage points or more. By comparison, Anheuser's shipments increased 2.7% in 2000 and Miller's declined 2.6%, due in part to reductions in distributor inventories. More than 85% of our unit volume was in the premium and above-premium price categories, the highest proportion among the largest domestic brewers. This product mix compares to 77% premium-and-above volume for Anheuser and 61% for Miller.

We continue to face significant competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple breweries, these larger brewers also benefit from economies of scale in advertising spending because of their greater unit sales volumes. In an effort to achieve and maintain national advertising exposure and grow our U.S. market share, we generally spend substantially more to market our beer, per barrel, than our major competitors.

Although our results are primarily driven by U.S. sales, international operations have increased in importance in recent years, including Canada, where Coors Light is the number one light beer.

(d) Financial Information About Foreign and Domestic Operations and Export
    Sales

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

ITEM 2. Properties

Our major facilities are:



     Facility               Location              Product
Brewery/packaging        Golden, CO               Malt beverages/packaged
                                                    malt beverages
Packaging                Elkton, VA (Shenandoah)  Packaged malt beverages
Brewery/packaging        Memphis, TN              Malt beverages/packaged
                                                    malt beverages
Can and end plants       Golden, CO               Aluminum cans and ends
Bottle plant             Wheat Ridge, CO          Glass bottles
Distribution warehouse   Anaheim, CA              Wholesale beer
distribution
                         Meridian, ID
                         Denver, CO
                         Oklahoma City, OK
                         San Bernardino, CA
                         Glenwood Springs, CO

In 2000, we closed our Zaragoza, Spain, facility, which had both brewing and packaging operations. See discussion of our closure in Item 7, Management's Discussion and Analysis. We own all of our facilities except our San Bernardino, California, and Glenwood Springs, Colorado, distribution warehouses.

We own approximately 2,400 acres of land in Golden, Colorado, which include brewing, packaging, can manufacturing and related facilities, as well as gravel deposits and water storage facilities. We own 2,700 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis facility is located.

We own waste treatment facilities in Golden and Shenandoah that process waste from our manufacturing operations. The Golden facility also processes waste from the City of Golden.

We believe that all of our facilities are well maintained and suitable for their respective operations.

In 2000, our brewing facilities operated at an estimated annual average of approximately 87% of capacity, and our packaging facilities operated at an estimated annual average of approximately 87% of capacity. Annual production capacity varies due to product and packaging mix, product sourcing and seasonality. During the peak season, our capacities were fully utilized with current mix and sourcing.

ITEM 3. Legal Proceedings

See the Environmental section of Item 7, Management's Discussion and Analysis, for a discussion of our obligation for potential remediation costs at the Lowry Landfill Superfund site and other legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Our Class B common stock has traded on the New York Stock Exchange since March 11, 1999, under the symbol "RKY" and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB."

The approximate number of record security holders by class of stock at March 15, 2001, is as follows:

     Title of class                      Number of record security holders
Class A common stock, voting,          All shares of this class are
$1 par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           2,921

Preferred stock, non-voting,
$1 par value                           None issued

The following table sets forth the high and low sales prices per share of our Class B common stock as reported by the New York Stock Exchange for the periods after March 10, 1999, and as reported on the NASDAQ National Market for the periods prior to March 11, 1999:
                                                        2000
                                                  Market price
                                           High        Low       Dividends
First quarter                           $53.75      $37.375       $ 0.165
Second quarter                          $66.5       $42.4375      $ 0.185
Third quarter                           $67.625     $57.125       $ 0.185
Fourth quarter                          $82.3125    $58.9375      $ 0.185


                                                        1999
                                                  Market price
                                          High        Low        Dividends
First quarter                           $65.8125    $51.6875      $ 0.150
Second quarter                          $59.1875    $45.25        $ 0.165
Third quarter                           $61         $48.25        $ 0.165
Fourth quarter                          $57.6875    $47.9375      $ 0.165


ITEM 6. Selected Financial Data

Following is selected financial data for 11 years ended December 31, 2000:

(In thousands, except per share)     2000(1)     1999        1998        1997
Consolidated Statement of
  Operations Data:
Gross sales                    $2,841,738  $2,642,712  $2,463,655  $2,378,143
Beer excise taxes                (427,323)   (406,228)   (391,789)   (386,080)
Net sales                       2,414,415   2,236,484   2,071,866   1,992,063
Cost of goods sold             (1,525,829) (1,397,251) (1,333,026) (1,302,369)
Gross profit                      888,586     839,233     738,840     689,694
Other operating expenses:
Marketing, general
 and administrative              (722,745)   (692,993)   (615,626)   (573,818)
Special (charges) credits         (15,215)     (5,705)    (19,395)     31,517
Total other operating expenses   (737,960)   (698,698)   (635,021)   (542,301)
Operating income                  150,626     140,535     103,819     147,393
Other income (expense) - net       18,899      10,132       7,281        (500)
Income before income taxes        169,525     150,667     111,100     146,893
Income tax expense                (59,908)    (58,383)    (43,316)    (64,633)
Income from
  continuing operations        $  109,617  $   92,284  $   67,784  $   82,260
Per share of common stock
  - basic                      $     2.98  $     2.51  $     1.87  $     2.21
  - diluted                    $     2.93  $     2.46  $     1.81  $     2.16
Consolidated Balance Sheet Data:
  Cash and cash equivalents
   and short-term and long-term
   marketable securities       $  386,195  $  279,883  $  287,672  $  258,138
  Working capital              $  118,415  $  220,117  $  165,079  $  158,048
  Properties, at cost and net  $  735,793  $  714,001  $  714,441  $  733,117
  Total assets                 $1,629,304  $1,546,376  $1,460,598  $1,412,083
  Long-term debt               $  105,000  $  105,000  $  105,000  $  145,000
  Other long-term liabilities  $   45,446  $   52,579  $   56,640  $   23,242
  Shareholders' equity         $  932,389  $  841,539  $  774,798  $  736,568
Cash Flow Data:
  Cash provided by operations  $  285,417  $  200,068  $  203,583  $  273,803
  Cash used in investing
    activities                 $ (297,541) $ (121,043) $ (146,479) $ (141,176)
  Cash used in financing
    activities                 $  (31,556) $  (76,431) $  (66,029) $  (72,042)
Other Information:
  Barrels of malt beverages sold   22,994      21,954      21,187      20,581
  Dividends per share of
   common stock                $    0.720  $    0.645  $     0.60  $     0.55
  EBITDA (2)                   $  299,112  $  273,213  $  243,977  $  236,984
  Capital expenditures         $  154,324  $  134,377  $  104,505  $   60,373
  Operating income as a
   percentage of net sales (5)       6.9%        6.5%        5.9%        5.8%
  Total debt to total
   capitalization                   10.1%       11.1%       15.8%       19.0%

(1) 53-week year versus 52-week year.
(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special charges (credits).
(5) Excluding special charges (credits).





(In thousands, except per share)     1996        1995(1)(3)  1994(3)     1993(3)
Consolidated Statement of
  Operations Data:
Gross sales                    $2,287,338  $2,075,917  $2,050,911  $1,960,378
Beer excise taxes                (379,312)   (385,216)   (377,659)   (364,781)
Net sales                       1,908,026   1,690,701   1,673,252   1,595,597
Cost of goods sold             (1,297,661) (1,106,635) (1,073,370) (1,050,650)
Gross profit                      610,365     584,066     599,882     544,947
Other operating expenses:
Marketing, general
 and administrative              (523,250)   (518,888)   (505,668)   (467,138)
Special (charges) credits          (6,341)     15,200      13,949    (122,540)
Total other operating expenses   (529,591)   (503,688)   (491,719)   (589,678)
Operating income (loss)            80,774      80,378     108,163     (44,731)
Other expense - net                (5,799)     (7,100)     (3,943)    (12,099)
Income (loss) before income taxes  74,975      73,278     104,220     (56,830)
Income tax (expense) benefit      (31,550)    (30,100)    (46,100)     14,900
Income (loss) from
  continuing operations        $   43,425  $   43,178  $   58,120  $  (41,930)
Per share of common stock
  - basic                      $     1.14  $     1.13  $     1.52  $    (1.10)
  - diluted                    $     1.14  $     1.13  $     1.51  $    (1.10)
Consolidated Balance Sheet Data:
  Cash and cash equivalents
   and short-term and long-term
   marketable securities       $  116,863  $   32,386  $   27,168  $   82,211
  Working capital              $  124,194  $   36,530  $  (25,048) $    7,197
  Properties, at cost and net  $  814,102  $  887,409  $  922,208  $  884,102
  Total assets                 $1,362,536  $1,384,530  $1,371,576  $1,350,944
  Long-term debt               $  176,000  $  195,000  $  131,000  $  175,000
  Other long-term liabilities  $   32,745  $   33,435  $   30,884  $   34,843
  Shareholders' equity         $  715,487  $  695,016  $  674,201  $  631,927
Cash Flow Data:
  Cash provided by operations  $  194,603  $   90,097  $  186,426  $  168,493
  Cash used in investing
    activities                 $  (56,403) $ (116,172) $ (174,671) $ (119,324)
  Cash (used in) provided by
    financing activities       $  (59,284) $   30,999  $  (67,020) $   (6,627)
Other Information:
  Barrels of malt beverages sold   20,045      20,312      20,363      19,828
  Dividends per share of
   common stock                $     0.50  $     0.50  $     0.50  $     0.50
  EBITDA (2)                   $  213,725  $  191,426  $  220,979  $  197,865
  Capital expenditures         $   65,112  $  157,599  $  160,314  $  120,354
  Operating income (loss) as a
   percentage of net sales (5)       4.6%        3.9%        5.6%      (4.9%)
  Total debt to total
   capitalization                   21.2%       24.9%       20.6%       26.3%

(1) 53-week year versus 52-week year.
(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special charges (credits).
(3) Freight expense has not been reclassified out of sales and into cost of goods sold for these years, as it is impracticable to do so due to system conversions.
(5) Excluding special charges (credits).





(In thousands, except per share)          1992(3)(4)    1991(3)       1990(3)
Consolidated Statement of
  Operations Data:
Gross sales                         $1,927,593    $1,903,886    $1,670,629
Beer excise taxes                     (360,987)     (360,879)     (186,756)
Net sales                            1,566,606     1,543,007     1,483,873
Cost of goods sold                  (1,051,362)   (1,052,228)     (986,352)
Gross profit                           515,244       490,779       497,521
Other operating expenses:
Marketing, general
 and administrative                   (441,943)     (448,393)     (409,085)
Special charges                             --       (29,599)      (30,000)
Total other operating expenses        (441,943)     (477,992)     (439,085)
Operating income                        73,301        12,787        58,436
Other expense - net                    (14,672)       (4,403)       (5,903)
Income before income taxes              58,629         8,384        52,533
Income tax (expense) benefit           (22,900)        8,700       (20,300)
Income from
  continuing operations             $   35,729    $   17,084    $   32,233
Per share of common stock
  - basic                           $     0.95    $     0.46    $     0.87
  - diluted                         $     0.95    $     0.46    $     0.87
Consolidated Balance Sheet Data:
  Cash and cash equivalents
   and short-term and long-term
   marketable securities            $   39,669    $   14,715    $   63,748
  Working capital                   $  112,302    $  110,043    $  201,043
  Properties, at cost and net       $  904,915    $  933,692    $1,171,800
  Total assets                      $1,373,371    $1,844,811    $1,761,664
  Long-term debt                    $  220,000    $  220,000    $  110,000
  Other long-term liabilities       $   52,291    $   53,321    $   58,011
  Shareholders' equity              $  685,445    $1,099,420    $1,091,547
Cash Flow Data:
  Cash provided by operations       $  155,776    $  164,148    $  231,038
  Cash used in investing
    activities                      $ (140,403)   $ (349,781)   $ (309,033)
  Cash provided by financing
    activities                      $    9,581    $  136,600    $   97,879
Other Information:
  Barrels of malt beverages sold        19,569        19,521        19,297
  Dividends per share of
   common stock                     $     0.50    $     0.50    $     0.50
  EBITDA (2)                        $  189,168    $  151,144    $  179,455
  Capital expenditures              $  115,450    $  241,512    $  183,368
  Operating income as a
   percentage of net sales (5)            4.7%          2.7%          6.0%
  Total debt to total
   capitalization                        24.3%         19.5%          9.2%

Note:  Numbers in italics include results of discontinued operations.
(2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special charges (credits).
(3) Freight expense has not been reclassified out of sales and into cost of goods sold for these years, as it is impracticable to do so due to system conversions.
(4) Reflects the dividend of ACX Technologies, Inc. to our shareholders during 1992.
(5) Excluding special charges (credits).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are the third-largest producer of beer in the United States. Our portfolio of brands is designed to appeal to a range of consumer taste, style and price preferences. Our beverages are sold throughout the United States and in select international markets.

This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity and capital resources for the three-year period ended December 31, 2000, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. Our fiscal year is the 52 or 53 weeks that end on the last Sunday in December. Our fiscal year 2000 consisted of 53 weeks. Our 1999 and 1998 fiscal years each consisted of 52 weeks.

In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued a pronouncement stating that shipping and handling costs should not be reported as a reduction to gross sales within the income statement. As a result of this pronouncement, our finished product freight expense, which is incurred upon shipment of our product to our distributors, is now included within Cost of goods sold in our accompanying Consolidated Statements of Income. This expense had previously been reported as a reduction to gross sales; prior year financial statements have been reclassified for consistency as to where freight expense is reported.

Summary of operating results:
                                             Fiscal year ended
                             December 31,       December 26,      December 27,
                                    2000               1999              1998
                                  (In thousands, except percentages)

Gross sales             $2,841,738         $2,642,712        $2,463,655
Beer excise taxes         (427,323)          (406,228)         (391,789)
Net sales                2,414,415  100%    2,236,484  100%   2,071,866  100%
Cost of goods sold      (1,525,829)  63%   (1,397,251)  62%  (1,333,026)  64%

Gross profit               888,586   37%      839,233   38%     738,840   36%

Other operating expenses:
Marketing, general
 and administrative       (722,745)  30%     (692,993)  31%    (615,626)  30%
Special charges            (15,215)   1%       (5,705)   --     (19,395)   1%
Total other operating
 expenses                 (737,960)  31%     (698,698)  31%    (635,021)  31%

Operating income           150,626    6%      140,535    7%     103,819    5%

Other income - net          18,899    1%       10,132    --       7,281    --

Income before taxes        169,525    7%      150,667    7%     111,100    5%

Income tax expense         (59,908)   2%      (58,383)   3%     (43,316)   2%

Net income              $  109,617    5%   $   92,284    4%  $   67,784    3%


CONSOLIDATED RESULTS OF OPERATIONS - 2000 VS. 1999 AND 1999 VS. 1998

2000 vs. 1999: Our gross and net sales for 2000 were $2,841.7 million and $2,414.4 million, respectively, resulting in a $199.0 million and $177.9 million increase over our 1999 gross and net sales of $2,642.7 million and $2,236.5 million, respectively. Gross and net sales were favorably impacted by a 4.7% increase in barrel unit volume. We sold 22,994,000 barrels of beer and other malt beverages in 2000, compared to sales of 21,954,000 barrels in 1999. Year-to-date net sales were also favorably impacted by a continuing shift in consumer preferences toward higher-net-revenue products, domestic price increases and a longer fiscal year (2000 consisted of 53 weeks, versus 52 weeks in 1999). Excluding our 53rd week, unit volume was up approximately 4.1% compared to the 52-week period ended December 26, 1999. Excise taxes as a percent of gross sales decreased slightly in 2000 compared to 1999 primarily as a result of a shift in the geographic mix of our sales.

Cost of goods sold was $1,525.8 million in 2000, an increase of 9.2%, compared to $1,397.3 million in 1999. Cost of goods sold as a percentage of sales was 63.2% for 2000, compared to 62.5% for 1999. On a per barrel basis, cost of goods sold increased 4.3% in 2000 compared to 1999. This increase was primarily due to an ongoing mix shift in demand toward more expensive products and packages, including longneck bottles and import products sold by Coors-owned distributors, as well as higher aluminum, energy and freight costs. Cost of goods sold also increased as a result of higher labor costs in 2000 from wage increases and overtime incurred during our peak season in order to meet unprecedented demand for our products, higher depreciation expense because of higher capital expenditures and additional fixed costs as a result of our 53rd week in 2000.

Gross profit for 2000, was $888.6 million, a 5.9% increase over gross profit of $839.2 million for 1999. As a percentage of sales, gross profit decreased to 36.8% in 2000, compared to 37.5% of net sales in 1999.

Marketing, general and administrative costs were $722.7 million in 2000 compared to $693.0 million in 1999. The $29.7 million or 4.3% increase over the prior year was primarily due to higher spending on marketing and promotions, both domestically and internationally. We continued to invest behind our brands and sales forces - domestic and international - during 2000, which included reinvesting incremental revenues that were generated from the volume and price increases achieved and discussed earlier. Our 2000 corporate overhead and information technology spending was also up slightly over 1999.

In 2000, our net special charges were $15.2 million, or $0.13 per basic and diluted share, after tax. We incurred a total special charge of $20.6 million triggered by our decision to close our Spain brewery and commercial operations. The decision to close the Spain operations came as a result of an unfavorable outlook from various analyses we performed which focused on the potential for improved distribution channels, the viability of Coors brands in the Spain market and additional contract brewing opportunities. Of the approximately $20.6 million charge, approximately $11.3 million related to severance and other related closure costs for approximately 100 employees, approximately $4.9 million related to a fixed asset impairment charge and approximately $4.4 million for the write-off of our cumulative translation adjustments previously recorded to equity, related to our Spain operations. In 2000, approximately $9.6 million of severance and other related closure costs were paid. These payments were funded from current cash balances. The remaining $1.7 million reserve related to severance and other related closure costs is expected to be paid by the end of the first quarter of 2001 and will also be funded from current cash balances. Closing our Spain operations will eliminate annual operating losses of approximately $7.0 million to $8.0 million. The anticipated payback period is less than three years. We intend to invest much of the annual savings into our domestic and international businesses. The closure resulted in small savings in 2000, and we expect greater annual savings beginning in fiscal 2001. The Spain closure special charge was partially offset by a credit of $5.4 million related to an insurance claim settlement.

In 1999, we recorded a special charge of $5.7 million, or $0.10 per basic and diluted share, after tax. The special charge included $3.7 million for severance costs from the restructuring of our engineering and construction units and $2.0 million for distributor network improvements. Approximately 50 engineering and construction employees accepted severance packages under this reorganization. During 1999 and 2000, approximately $0.9 million and $2.3 million, respectively, of severance costs were paid. The remaining $0.5 million of severance costs at December 31, 2000, are expected to be paid in the first quarter of 2001.

As a result of these factors, our operating income was $150.6 million for the year ended December 31, 2000, an increase of $10.1 million or 7.2% over operating income of $140.5 million for the year ended December 26, 1999. Excluding special charges, operating earnings were $165.8 million for 2000, an increase of $19.6 million or 13.4% over operating earnings of $146.2 million for 1999.

Net other income was $18.9 million for 2000, compared to net other income of $10.1 million for 1999. The significant increase in 2000 is primarily due to higher net interest income, resulting from higher average cash investment balances with higher average yields and lower average debt balances in 2000 compared to 1999.

Including the impact of special items, our effective tax rate for 2000, was 35.3% compared to 38.8% for 1999. The primary reasons for the decrease in our effective rate were: the realization of a tax benefit pertaining to the Spain brewery closure, the resolution of an Internal Revenue Service audit, and reduced state tax rates. Excluding the impact of special charges, our effective tax rate for the year ended December 31, 2000, was 38.0%, compared to 38.8% for the year ended December 26, 1999.

Net income for the year increased $17.3 million or 18.8% over last year. For 2000, net income was $109.6 million, or $2.98 per basic share ($2.93 per diluted share), which compares to net income of $92.3 million, or $2.51 per basic share ($2.46 per diluted share), for 1999. Excluding special charges, after-tax earnings for 2000, were $114.5 million, or $3.11 per basic share ($3.06 per diluted share). This was an $18.8 million or 19.6% increase over after-tax earnings, excluding special charges, of $95.8 million, or $2.61 per basic share ($2.56 per diluted share), for 1999.

1999 vs. 1998: Our gross and net sales for 1999 were $2,642.7 million and $2,236.5 million, respectively, representing a $179.1 million and $164.6 million increase over 1998. Gross and net sales were impacted favorably by a unit volume increase of 3.6%. Net sales per barrel for 1999 were also favorably impacted by improved net realizations per barrel due to increased pricing, reduced domestic discounting and mix improvement toward higher-net-revenue product sales. Excise taxes as a percent of gross sales decreased slightly in 1999 compared to 1998 primarily as a result of a shift in the geographic mix of our sales.

Cost of goods sold was $1,397.3 million in 1999, which was a $64.2 million or 4.8% increase over 1998. Cost of goods sold per barrel increased due to a shift in product demand toward more expensive products and packages, including import beers sold by Coors-owned distributors, higher glass costs as well as increased production and labor costs incurred in the packaging areas during the first quarter of 1999. These increases were partially offset by decreases primarily due to reduced aluminum material costs.

Gross profit increased 13.6% to $839.2 million from 1998 due to the 7.9% net sales increase coupled with a lower increase in cost of goods sold of 4.8%, both discussed above. As a percentage of net sales, gross profit in 1999 increased to 37.5% from 35.7% in 1998.

Marketing, general and administrative expenses increased to $693.0 million in 1999. Of the total $77.4 million or 12.6% increase, advertising costs increased $47.6 million over 1998 due to increased investments behind our core brands, both domestically and internationally. General and administrative expenses for our international business, as well as information technology expenses, were also higher in 1999 compared to 1998.

In 1999, we recorded a special charge of $5.7 million, or $0.10 per basic and diluted share, after tax. The special charge included $3.7 million for severance costs from the restructuring of our engineering and construction units and $2.0 million for distributor network improvements. Approximately 50 engineering and construction employees accepted severance packages under this reorganization. During 1999 and 2000, approximately $0.9 million and $2.3 million, respectively, of severance costs were paid. The remaining $0.5 million of severance costs at December 31, 2000, are expected to be paid in the first quarter of 2001.

During 1998, we recorded a $17.2 million pretax charge for severance and related costs of restructuring the production operations and a $2.2 million pretax charge for the impairment of certain long-lived assets for one of our distributorships. These items resulted in a total special pretax charge of $19.4 million in 1998.

As a result of the factors noted above, operating income grew 35.4% to $140.5 million in 1999 from $103.8 million in 1998. Excluding special charges, operating income rose 18.7% to $146.2 million in 1999 from $123.2 million in 1998.

Net other income of $10.1 million in 1999 increased from $7.3 million in 1998. This $2.8 million increase was primarily due to reductions in net interest expense, which was attributable to increased capitalized interest due to higher capital spending and lower levels of debt.

Our effective tax rate decreased to 38.8% in 1999 from 39.0% in 1998 primarily due to higher tax-exempt income. The 1999 and 1998 effective tax rates exceeded the statutory rate primarily because of state tax expense. Our effective tax rates for fiscal years 1999 and 1998 were not impacted by special charges.

Net income for 1999 was $92.3 million, or $2.51 per basic share ($2.46 per diluted share), compared to $67.8 million, or $1.87 per basic share ($1.81 per diluted share), for 1998, representing increases of 34.2% (basic) and 35.9% (diluted) in earnings per share. Excluding special charges, after-tax earnings for 1999 were $95.8 million, or $2.61 per basic share ($2.56 per diluted share), compared to $79.6 million, or $2.19 per basic share ($2.12 per diluted share) for 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings. In 2000, our financial condition remained strong. At the end of 2000, our cash, cash equivalents and marketable securities totaled $386.2 million, up from $279.9 million at the end of 1999. Although our cash and cash equivalents and working capital balances decreased from $163.8 million and $220.1 million, respectively, in 1999 to $119.8 million and $118.4 million, respectively, in 2000, this was largely a result of a strategic shift in our investing activities. In 2000, we shifted from investing in shorter-term securities to investing in longer-term securities which currently provide better yields. These long-term securities include investment grade corporate, government agency and municipal debt instruments. Our total investments in marketable securities increased $150.3 million to $266.4 million at the end of 2000 compared to $116.1 million at the end of 1999. This increase was primarily funded by current year maturities of short-term investments, cash from operations and distributions received from joint ventures. All of these securities can be easily converted to cash, if necessary. Our decrease in cash and cash equivalents and working capital was also a result of increased capital expenditures in 2000. We believe that cash flows from operations, cash from sales of highly liquid securities and cash provided by short-term borrowings, when necessary, will be more than sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of common stock under our stock repurchase plan.

Operating activities: Net cash provided by operating activities was $285.4 million for 2000, compared to $200.1 million and $203.6 million for 1999, and 1998, respectively. Operating cash flows in 1999 were $85.3 million lower than in 2000 because of a $48.0 million contribution we made to our defined benefit pension plan in January 1999 with no similar contribution being made in 2000. The 1999 contribution was made as a result of benefit improvements made to our defined benefit pension plan that resulted in an increase in the projected benefit obligation of approximately $48 million. The remaining increase in 2000 operating cash flow was due to higher net income, slightly higher depreciation expense, the non-cash portion of the special charge related to Spain, higher cash distributions received from our joint venture entities and working capital changes. The increase in distributions received was a result of higher earnings of the joint ventures in 2000 compared to 1999. The fluctuations in working capital were primarily due to timing between the two years; our accounts receivable were lower at December 31, 2000, as a result of the 53rd week in 2000, which tends to be our slowest week, and our accounts payable were higher at December 31, 2000, due to increased capital expenditures at the end of 2000 compared to 1999. These increases in operating cash flows were partially offset by increases in the equity earnings of our joint ventures and gains on sale of properties.

The decrease in operating cash flows in 1999 from 1998 of $3.5 million was a result of the $48 million contribution made to our defined benefit pension plan in January 1999, as discussed above, with no similar contribution being made in 1998. This decrease in operating cash flows was partially offset by working capital changes, an increase in deferred tax expense, higher cash distributions received from our joint venture entities and an increase in depreciation and amortization. The working capital fluctuations were due to increased operating activity and timing of payments between the two years. The increase in deferred tax expense was due to timing differences arising between book income and taxable income. The increase in distributions received was a result of higher net earnings of the joint ventures in 1999 compared to 1998. The increase in depreciation and amortization was due to an increase in capitalized assets in 1999 compared to 1998.

Investing activities: During 2000, we used $297.5 million in investing activities compared to a use of $121.0 million in 1999 and $146.5 million in 1998. As discussed under the Liquidity section above, we have shifted to investing in longer-term marketable securities by investing cash from short-term investment maturities into longer term corporate, government agency and municipal debt instruments. The net impact of our marketable securities activities was a cash outflow of $148.6 million compared to a net inflow of $11.0 million in 1999 and an outflow of $39.3 million in 1998. In 1999, we allocated less of our cash resources to marketable securities than in both 1998 and 2000, and instead allocated more resources to cash equivalents. In 2000, we also increased our capital expenditures to $154.3 million compared to $134.4 in 1999 and $104.5 million in 1998. Our 2000 capital expenditures included additional spending on capacity-related projects, as well as expenditures for upgrades and improvements to our facilities.

Financing activities: During 2000, we used approximately $31.6 million in financing activities, primarily for dividend payments of $26.6 million on our Class B common stock and $20.0 million for purchases of our Class B common stock under our stock repurchase program. These cash uses were partially offset by cash inflows of $17.2 million related to the exercise of stock options under our stock option plans.

During 1999, we used $76.4 million in financing activities consisting primarily of principal payments of $40.0 million on our medium-term notes, net purchases of $11.0 million for Class B common stock and dividend payments of $23.7 million.

During 1998, we used $66.0 million in financing activities consisting of principal payments of $27.5 million on our medium-term notes, net purchases of $17.8 million for Class B common stock and dividend payments of $21.9 million.

Debt obligations: At December 31, 2000, we had $100 million in Senior Notes outstanding, $80 million of which is due in 2002 and the remaining $20 million is due in 2005. Fixed interest rates on these notes range from 6.76% to 6.95%. Interest is paid semiannually in January and July. No principal payments were due or made on our debt in 2000. In 1999, we repaid the last $40.0 million of outstanding medium-term notes that were due. Payments on these notes in 1998 were $27.5 million.

Our debt-to-total capitalization ratio declined to 10.1% at the end of 2000, from 11.1% at year end 1999 and 15.8% at year end 1998.

Revolving line of credit: In addition to the Senior Notes, we have an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 31, 2000. This line of credit has a five-year term which expires in 2003, with one remaining optional one-year extension. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, we are required to maintain a certain debt-to-total capitalization ratio and were in compliance at year end 2000.

We also have two revolving lines of credit used for our operations in Japan. Each of these facilities provides up to 500 million yen
(approximately $4.4 million each as of December 31, 2000) in short-term financing. As of December 31, 2000, the approximate yen equivalent of $2.6 million was outstanding under these arrangements.

Advertising and promotions: As of December 31, 2000, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, were approximately $125.5 million over the next eight years.

Stock repurchase plan: In November 2000, the board of directors authorized the extension of our stock repurchase program through 2001. The program authorizes repurchases of up to $40 million of our outstanding Class B common stock. Repurchases will be financed by funds generated from operations or by our cash and cash equivalent balances. In 2000, we used $20.0 million to repurchase common stock of which $17.6 million related to repurchases under this stock purchase program.

Capital improvements: During 2000, we spent approximately $150.3 million in capital expenditures (excluding capital improvements for the container joint ventures, which were recorded on the books of the respective joint ventures). We will continue to invest in our business and we expect our capital expenditures in 2001 to be in the range of approximately $200 million to $240 million for improving and enhancing our facilities, infrastructure, information systems and environmental compliance.

Molson USA, LLC: On January 2, 2001, we entered into a joint venture partnership agreement with Molson, Inc. and paid $65 million for our 49.9% interest in the joint venture. The joint venture, known as Molson USA, LLC, has been formed to import, market, sell and distribute Molson's brands of beer in the United States. We used a portion of our current cash balances to pay the $65 million acquisition price.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "internal," "outlook," "trends," "industry forces," "strategies," "goals" and similar words. These forward-looking statements may include, among others, statements concerning our outlook for 2001; overall volume trends; pricing trends and industry forces; cost reduction strategies and their anticipated results; our expectations for funding our 2001 capital expenditures and operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations we describe in our forward-looking statements.

To improve our financial performance, we must grow premium beverage volume, achieve modest price increases for our products and control costs. The most important factors that could influence the achievement of these goals - and cause actual results to differ materially from those expressed in the forward-looking statements - include, but are not limited to, the following:

- Our success depends largely on the success of one product, the failure of which would materially adversely affect our financial results.

- Because our primary production facilities are located at a single site, we are more vulnerable than our competitors to transportation disruptions and natural disasters.

- We are smaller than our two primary competitors, and we are more vulnerable than our competitors to cost and price fluctuations.

- We are vulnerable to the pricing actions of our primary competitors, which we do not control.

- If demand for our products continues to grow at current rates, we may lack the capacity needed to meet demand or we may be required to increase our capital spending significantly.

- If any of our suppliers are unable or unwilling to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

- The government may adopt regulations that could conceivably increase our costs or our liabilities or could limit our business activities.

- If the social acceptability of our products declines, or if litigation is directed at the alcoholic beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

- Any significant shift in packaging preferences in the beer industry could increase our costs disproportionately and could limit our ability to meet consumer demand.

- We depend on independent distributors to sell our products, and we cannot provide any assurance that these distributors will sell our products effectively.

- Because our sales volume is more concentrated in fewer geographic areas in the United States than our competition, any loss of market share in the states where we are concentrated could have a material adverse effect on our results of operations.

- Because we lack a significant presence in international markets, we are dependent on the U.S. market.

- We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

These and other risks and uncertainties affecting us are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

OUTLOOK FOR 2001

Our performance in 2000 benefited from strong domestic and export volume gains, as well as a positive industry environment. For 2001, we are committed to the basic goal of growing our unit volume more than twice as fast as the industry. Also in 2001, the beer price environment is again expected to be positive. Nonetheless, increased sales of value-packs or an increase in price discounting could have an unfavorable impact on our top-line performance, resulting in lower margins.

The outlook for cost of goods sold in 2001 includes many of the same challenges that we saw in 2000 - although we are working hard to reduce the growth rate in some key areas. Following are the cost factors that we anticipate will be most important in 2001:

- First, in the area of operating efficiencies, we have put additional bottle and value-pack packaging capacity on line and are working to improve many processes to relieve stress points in our production capacity. These projects should help us to meet growing demand at a lower cost. During peak season 2000, we were operating close to full capacity, which increased our costs. In 2001, savings from incremental capacity will be largely offset by startup and other one-time expenses related to completing these capacity projects.

- Second, input costs as a group are likely to increase again in 2001. Early in 2001, the outlook is for slightly higher aluminum can costs for the year. We anticipate modestly higher glass bottle costs because of higher natural gas rates. Paper rates are expected to be flat to down slightly. We expect that freight rates will be up early in the year, with rates in the back half unknown, but perhaps offering some opportunity to moderate. Agricultural commodity costs are expected to be down slightly due to lower prices for rice and corn.

- Third, package and product mix shifts will increase costs in 2001. Aside from changes in raw material rates, we plan to spend more on glass in 2001 because of the continuing shift in our package mix toward longneck bottles, which cost more and are less profitable than most of our other package configurations. We plan to increase longneck bottles as a percent of our bottle mix to more than 80% this year, up from just over 70% last year. Cost of goods sold per barrel is likely to be increased by higher anticipated sales of import beers by Coors-owned distributorships. We expect mix shifts to be the largest group of factors increasing our cost of goods sold per barrel in 2001, as they were in 2000.

- All in all, our expectations early in 2001 are for total cost of goods sold to be up modestly per barrel for the year -- and we are focusing throughout our operations to reduce the growth rate per barrel versus last year. It is important to note that a large shift in raw material prices or consumer demand toward other packages could alter this outlook.

Marketing and sales spending is expected to increase in 2001, while general and administrative costs are expected to be flat to up slightly. We continue to focus on reducing costs so that we can invest in our brands and sales efforts incrementally. Additional sales and marketing spending is determined on an opportunity-by-opportunity basis. Incremental revenue generated by price increases is likely to be spent on advertising and marketplace support because the competitive landscape has shifted during the past three years toward much more marketing, promotional and advertising spending.

Net interest income growth will slow because of our lower cash position as a result of our $65 million payment for a 49.9% interest in our new Molson joint venture and our increase in capital expenditures in 2000 and 2001. The increase in our capital expenditures in 2001 will result in higher capitalized interest, which will partially offset the slower interest income growth. Of course, net interest income could be less favorable than expected in 2001 if we invest a substantial portion of our cash balances in operating assets or other investments with longer-term returns, or if interest rates decline. Also, cash may be used to repurchase additional shares of outstanding common stock as approved by our board of directors.

Our effective tax rate for 2001 is not expected to differ significantly from the 2000 effective tax rate applied to income, excluding special items. However, the level and mix of pretax income for 2001 could affect the actual rate for the year.

In 2001, we have planned capital expenditures (excluding capital improvements for our container joint ventures, which will be recorded on the books of the respective joint ventures) in the range of approximately $200 million to $240 million for improving and enhancing our facilities, infrastructure, information systems and environmental compliance. This capital spending plan is up from $154 million in 2000. All of the planned increase for 2001 is the result of strong growth in consumer demand for our products, particularly in longneck bottles and value-packs.

While most of the incremental capital spending in 2001 is intended to increase available beer packaging capacity for 2002, a portion is focused on increasing our brewing capacity. The largest single project is the addition of a longneck bottle line in our Elkton, Virginia, facility.

Our 2001 capacity investments play a critical role in our long-term plan to increase productivity and lower our costs. Additionally, some of these investments will provide a foundation for future capacity investments. We are approaching these capacity projects with a strong bias for utilizing current assets fully before building new assets, and we will continue to apply rigorous discipline to our capital process, ensuring that it is carefully paced, competitively priced and designed to lower costs and improve returns. We are prepared to fund our growth in 2001 and well into the future largely from our strong operating cash flow. In addition to our 2001 planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

CONTINGENCIES

Environmental: We were one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party" at the Lowry site, a landfill owned by the City and County of Denver. In 1990, we recorded a special pretax charge of $30 million, representing our portion, for potential cleanup costs of the site based upon an assumed present value of $120 million in total site remediation costs. We also agreed to pay a specified share of costs if total remediation costs exceeded this amount.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. are expected to implement site remediation. Chemical Waste Management's projected costs to meet the remediation objectives and requirements are currently below the $120 million assumption used for our settlement. We have no reason to believe that total remediation costs will result in additional liability to us.

We were one of several parties named by the EPA as a "potentially responsible party" at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including our company, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action are approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project which are not possible to estimate at this time.

From time to time, we have been notified that we are or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

In addition, we are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

In August 2000, an accidental spill into Clear Creek at our Golden, Colorado, facility caused damage to some of the fish population in the creek. As a result, we are required to pay certain fines or other costs by implementing a supplemental environmental project. We settled with the Colorado Department of Public Health and Environment regarding violations of our permit in the amount of $98,000 on February 22, 2001. This money will be paid to the Clear Creek Watershed Foundation to construct a waste rock repository in Clear Creek County. We have not yet settled with the Division of Wildlife for damage to the fish population but have proposed funding the remaining costs for construction of the waste rock repository.

While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable.

Litigation: We are also named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending ourselves against them and, in some instances, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect our financial position or results of operations.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. We employ various financial instruments, including forward foreign exchange contracts, options and swap agreements, to manage certain of the exposures when practical. By policy, we do not enter into such contracts for the purpose of speculation and are continually enhancing our disciplines around these risk mitigation efforts.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into forward foreign exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the Canadian dollar and the Japanese yen.

A sensitivity analysis has been prepared to estimate our exposure to market risk of interest rates, foreign currency exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign currency exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

                                            As of		        As of
Estimated fair value volatility       December 31, 2000   December 26, 1999
                                           (In millions)     (In millions)

Foreign currency risk:  forwards, options     $ (3.0)           $ (2.8)

Interest rate risk:  swaps, debt              $ (1.3)           $ (1.3)

Commodity price risk:  swaps, options         $ (9.1)           $(11.3)

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements
                                                                   Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                         32

          Consolidated Statements of Income for each of
            the three years in the period ended December 31, 2000   33

          Consolidated Balance Sheets at December 31, 2000,
            and December 26, 1999                                   34-35

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 31, 2000   36

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 31, 2000                                       37

          Notes to Consolidated Financial Statements                38-63

Report of Independent Accountants



To the Board of Directors and Shareholders of Adolph Coors Company:


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 31, 2000, and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers LLP

Denver, Colorado
February 7, 2001

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                              For the years ended
                                   December 31,  December 26,  December 27,
                                          2000          1999          1998
                                    (In thousands, except per share data)

Sales - domestic and international $ 2,841,738   $ 2,642,712   $ 2,463,655
Beer excise taxes                     (427,323)     (406,228)     (391,789)
Net sales (Note 13)                  2,414,415     2,236,484     2,071,866

Cost of goods sold                  (1,525,829)   (1,397,251)   (1,333,026)

Gross profit                           888,586       839,233       738,840

Other operating expenses:
  Marketing, general and
    administrative                    (722,745)     (692,993)     (615,626)
  Special charges (Note 9)             (15,215)       (5,705)      (19,395)
     Total other operating expenses   (737,960)     (698,698)     (635,021)

Operating income                       150,626       140,535       103,819

Other income (expense):
  Interest income                       21,325        11,286        12,136
  Interest expense                      (6,414)       (4,357)       (9,803)
  Miscellaneous - net                    3,988         3,203         4,948
     Total                              18,899        10,132         7,281

Income before income taxes             169,525       150,667       111,100

Income tax expense (Note 5)            (59,908)      (58,383)      (43,316)

Net income                             109,617        92,284        67,784

Other comprehensive income (expense),
  net of tax (Note 12):
    Foreign currency translation
      adjustments                        2,632        (3,519)        1,430
    Unrealized (loss) gain on available-
      for-sale securities and
      derivative instruments              (729)        6,438           440
    Reclassification adjustments           366           --            --
Comprehensive income               $   111,886   $    95,203   $    69,654

Net income per common
  share - basic                    $      2.98   $      2.51   $      1.87
Net income per common
  share - diluted                  $      2.93   $      2.46   $      1.81

Weighted-average common
  shares-basic                          36,785        36,729        36,312
Weighted-average common
  shares-diluted                        37,450        37,457        37,515

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                             December 31,      December 26,
                                                    2000              1999
                                                         (In thousands)
Assets

Current assets:
  Cash and cash equivalents                   $  119,761        $  163,808
  Short-term marketable securities                72,759           113,185
  Accounts and notes receivable:
    Trade, less allowance for doubtful accounts
      of $139 in 2000 and $55 in 1999            104,484           123,861
    Affiliates                                     7,209            13,773
    Other, less allowance for certain claims of
      $104 in 2000 and $133 in 1999               15,385            22,026

  Inventories:
    Finished                                      40,039            44,073
    In process                                    23,735            19,036
    Raw materials                                 37,570            34,077
    Packaging materials, less allowance for
      obsolete inventories of $1,993 in 2000
      and $1,195 in 1999                           8,580            10,071
    Total inventories                            109,924           107,257

  Other supplies, less allowance for obsolete
    supplies of $1,621 in 2000 and $1,975
    in 1999                                       23,703            23,584
  Prepaid expenses and other assets               19,847            24,858
  Deferred tax asset (Note 5)                     24,679            20,469
      Total current assets                       497,751           612,821

Properties, at cost and net (Notes 2 and 13)     735,793           714,001

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $9,319 in 2000 and $7,785 in 1999            29,446            31,292

Long-term marketable securities                  193,675             2,890

Other assets (Note 10)                           172,639           185,372







Total assets                                  $1,629,304        $1,546,376

See notes to consolidated financial statements.





                                          December 31,         December 26,
                                                 2000                 1999
                                                      (In thousands)
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable:
    Trade                                  $  186,105           $  155,344
    Affiliates                                 11,621               24,271
  Accrued salaries and vacations               57,041               60,861
  Taxes, other than income taxes               32,469               53,974
  Federal and state income taxes (Note 5)          --                8,439
  Accrued expenses and other liabilities       92,100               89,815
    Total current liabilities                 379,336              392,704

Long-term debt (Note 4)                       105,000              105,000
Deferred tax liability (Note 5)                89,986               78,733
Postretirement benefits (Note 8)               77,147               75,821
Other long-term liabilities                    45,446               52,579

      Total liabilities                       696,915              704,837

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 14)

Shareholders' equity (Notes 6, 11 and 12):
  Capital stock:
      Preferred stock, non-voting, $1 par
       value (authorized:  25,000,000
       shares; issued and outstanding:  none)      --                   --
      Class A common stock, voting, $1
       par value (authorized, issued and
       outstanding:  1,260,000 shares)          1,260                1,260
      Class B common stock, non-voting,
       no par value, $0.24 stated value
       (authorized:  100,000,000 shares;
       issued and outstanding:  35,871,121 in
       2000 and 35,462,034 in 1999)             8,541                8,443
         Total capital stock                    9,801                9,703

  Paid-in capital                              11,203                5,773
  Retained earnings                           908,123              825,070
  Accumulated other comprehensive income        3,262                  993

      Total shareholders' equity              932,389              841,539

Total liabilities and shareholders' equity $1,629,304           $1,546,376

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the years ended
                                   December 31,  December 26,  December 27,
                                          2000          1999          1998
Cash flows from operating activities:          (In thousands)
Net income                          $  109,617    $   92,284    $   67,784
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Equity in net earnings of joint
     ventures                          (42,395)      (36,958)      (33,227)
    Distributions from joint ventures   55,379        30,280        22,438
    Non-cash portion of special charges 11,068         4,769       10,543
    Depreciation, depletion and
     amortization                      129,283       123,770       115,815
    Net (gain) loss on sale or
     abandonment of properties and
     intangibles, net                   (4,729)        2,471         7,687
    Deferred income taxes                6,870        20,635        (8,751)
    Change in operating assets and
     liabilities:
      Accounts and notes receivable     28,260       (21,036)        2,140
      Inventories                       (3,087)       (4,373)        4,176
      Prepaid expenses and other assets  3,107       (49,786)        8,977
      Accounts payable                  18,324        35,261         9,899
      Accrued expenses and other
       liabilities                     (26,280)        2,751        (3,898)
         Net cash provided by
          operating activities         285,417       200,068       203,583

Cash flows from investing activities:
  Purchases of investments            (356,741)      (94,970)     (101,682)
  Sales and maturities of investments  208,176       105,920        62,393
  Additions to properties and intangible
    assets                            (154,324)     (134,377)     (104,505)
  Proceeds from sales of properties
    and intangible assets                6,427         3,821         2,264
  Other                                 (1,079)       (1,437)       (4,949)
         Net cash used in investing
          activities                  (297,541)     (121,043)     (146,479)

Cash flows from financing activities:
  Issuances of stock under stock
   plans                                17,232         9,728         9,823
  Purchases of stock                   (19,989)      (20,722)      (27,599)
  Dividends paid                       (26,564)      (23,745)      (21,893)
  Payments of long-term debt                --       (40,000)      (27,500)
  Other                                 (2,235)       (1,692)        1,140
         Net cash used in financing
          activities                   (31,556)      (76,431)      (66,029)

Cash and cash equivalents:
  Net (decrease) increase in cash
    and cash equivalents               (43,680)        2,594        (8,925)
  Effect of exchange rate changes on
    cash and cash equivalents             (367)        1,176            88
  Balance at beginning of year         163,808       160,038       168,875
  Balance at end of year            $  119,761    $  163,808    $  160,038

See notes to consolidated financial statements.


ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Accumulated
                                                            other
                        Common stock                       compre-
                           issued       Paid-in  Retained  hensive
                      Class A  Class B  capital  earnings   income    Total
                                     (In thousands, except per share data)

Balances, December 28,
 1997               $ 1,260  $ 8,476  $    --  $730,628  $(3,796) $736,568
Shares issued under
  stock plans                    145   17,923                       18,068
Purchases of stock              (193)  (7,418)  (19,988)           (27,599)
Other comprehensive income                                 1,870     1,870
Net income                                       67,784             67,784
Cash dividends-$0.60 per
  share                                         (21,893)           (21,893)
Balances, December 27,
  1998                1,260    8,428   10,505   756,531   (1,926)  774,798
Shares issued under
  stock plans                    110   15,895                       16,005
Purchases of stock               (95) (20,627)                     (20,722)
Other comprehensive income                                 2,919     2,919
Net income                                       92,284             92,284
Cash dividends-$0.645 per
  share                                         (23,745)           (23,745)
Balances, December 26,
  1999                1,260    8,443    5,773   825,070      993   841,539
Shares issued under
  stock plans                    181   25,336                       25,517
Purchases of stock               (83) (19,906)                     (19,989)
Other comprehensive income                                 2,269     2,269
Net income                                      109,617            109,617
Cash dividends-$0.72 per
  share                                         (26,564)           (26,564)
Balances, December 31,
  2000              $ 1,260  $ 8,541  $11,203  $908,123  $ 3,262  $932,389


See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Significant Accounting Policies

Principles of consolidation: Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for our investments in affiliates where we have the ability to exercise significant influence (see Note 10). We have other investments that are accounted for at cost.

Nature of operations: We are a multinational brewer, marketer and seller of beer and other malt-based beverages. The vast majority of our volume is sold in the United States to independent wholesalers. Our international volume is produced, marketed and distributed under varying business arrangements including export, direct investment, joint ventures and licensing.

Fiscal year: Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. Fiscal year ended December 31, 2000, was a 53-week period. Fiscal years ended December 26, 1999, and December 27, 1998, were both 52-week periods.

Investments in marketable securities: We invest our excess cash on hand in interest-bearing marketable securities, which include corporate, government agency and municipal debt instruments that are investment grade. At December 31, 2000, $72.8 million of these securities were classified as current assets and $193.7 million were classified as non-current assets, as their maturities exceeded one year, ranging from 2002 through 2003. All of these securities were considered to be available-for-sale. These securities have been recorded at fair value, based on quoted market prices, through other comprehensive income. Unrealized gains relating to these securities totaled $1.9 million and $0.1 million at December 31, 2000, and December 26, 1999, respectively. Net gains realized on sales of available-for-sale securities were immaterial in 2000, 1999 and 1998.

Concentration of credit risk: The majority of our accounts receivable balances are from malt beverage distributors. We secure substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories.

Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $42.9 million and $41.0 million at December 31, 2000, and December 26, 1999, respectively.

Properties: Land, buildings and machinery and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 40 years; and machinery and equipment, 3 to 20 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

Derivative instruments: In the normal course of business, we are exposed to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. We employ various financial instruments, including forward foreign exchange contracts, options and swap agreements, to manage certain of the exposures when practical. By policy, we do not enter into such contracts for the purpose of speculation.

Our derivative activities are subject to the management, direction and control of the Financial Risk Management Committee (FRMC). The FRMC is composed of the chief financial officer and other senior financial management of the company. The FRMC sets forth risk management philosophy and objectives through a corporate policy; provides guidelines for derivative-instrument usage; and establishes procedures for control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into forward foreign exchange contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. In calculating effectiveness, we do not exclude any component of the derivative instruments' gain or loss from the calculation. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in earnings over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, we would recognize the gain or loss on the designated financial instruments concurrent with when the sale or extinguishment of the hedged assets or liabilities would be recognized in earnings. Cash flows from our derivative instruments are classified in the same category as the hedged item in the Consolidated Statements of Cash Flows.

At December 31, 2000, we have certain forward foreign exchange contracts, options and swap agreements outstanding. Substantially all of these instruments have been designated as cash flow hedges, and these instruments hedge a portion of our total exposure to the variability in future cash flows relating to fluctuations in foreign exchange rates and certain production and packaging materials prices. The terms of these derivative instruments extend from January 2001 through August 2002 and relate to exposures extending through March 2003 (see Note 14).

During 2000 we had certain interest rate swap agreements outstanding to help manage our exposure to fluctuations in interest rates. These swap agreements were not designated as hedges and accordingly, all gains and losses on these agreements were recorded in interest income in the accompanying Consolidated Statements of Income. At December 31, 2000, we did not have any outstanding interest rate swap agreements.

During 2000, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. Also, we did not discontinue any hedges as a result of an expectation that the forecasted transaction would no longer occur. Accordingly, there were no gains or losses reclassified into earnings as a result of a discontinuance of a hedge. At December 31, 2000, the estimated deferred net gain that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur, is $4.2 million.

Excess of cost over net assets of businesses acquired: The excess of cost over the net assets of businesses acquired in transactions accounted for as purchases is being amortized on a straight-line basis, generally over a 40-year period. During 1998, we recorded a $2.2 million impairment charge, which has been classified as a Special charge in the accompanying Consolidated Statements of Income, related to long-lived assets at one of our distributorships. The long-lived assets were considered impaired in light of both historical losses and expected future, undiscounted cash flows. The impairment charge represented a reduction of the carrying amounts of the impaired assets to their estimated fair market values, which were determined using a discounted cash flow model.

Impairment policy: We periodically evaluate our assets to assess their recoverability from future operations using undiscounted cash flows. Impairment is recognized in operations if a permanent diminution in value is judged to have occurred.

Revenue recognition: Revenue is recognized upon shipment of our product to our distributors.

Freight expense: In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued a pronouncement stating that shipping and handling costs should not be reported as a reduction to gross sales within the income statement. As a result of this pronouncement, our finished product freight expense, which is incurred upon shipment of our product to our distributors, is now included within Cost of goods sold in our accompanying Consolidated Statements of Income. This expense had previously been reported as a reduction to gross sales; prior year financial statements have been reclassified to reflect this change in where freight expense is reported.

Advertising: Advertising costs, included in Marketing, general and administrative, are expensed when the advertising is run. Advertising expense was $477.3 million, $443.4 million and $395.8 million for years 2000, 1999 and 1998, respectively. We had $18.7 million and $17.7 million of prepaid advertising costs reported as current and non-current assets at December 31, 2000, and December 26, 1999, respectively.

Research and development: Research and project development costs, included in Marketing, general and administrative, are expensed as incurred. These costs totaled $15.9 million, $15.5 million and $15.2 million in 2000, 1999 and 1998, respectively.

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

Statement of Cash Flows: Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. During 1999 and 1998, we issued restricted common stock under our management incentive program. We did not issue any restricted stock under this plan in 2000. These issuances, net of forfeitures, resulted in net non-cash (decreases) increases to the equity accounts of ($5.8) million, ($0.7) million and $2.4 million in 2000, 1999 and 1998, respectively. Also during 2000, 1999 and 1998, equity was increased by the non-cash tax effects of the exercise of stock options under our stock plans of $14.2 million, $7.0 million and $5.9 million, respectively. Income taxes paid were $49.6 million in 2000, $42.4 million in 1999 and $39.6 million in 1998.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:
                                                 As of
                                 December 31,          December 26,
                                        2000                  1999
                                          (In thousands)

Land and improvements             $   93,507            $   94,687
Buildings                            508,443               501,013
Machinery and equipment            1,731,463             1,680,600
Natural resource properties            7,373                 7,423
Construction in progress              91,964                44,845
                                   2,432,750             2,328,568
Less accumulated depreciation,
 depletion and amortization       (1,696,957)           (1,614,567)

Net properties                    $  735,793            $  714,001

Interest incurred, capitalized, expensed and paid were as follows:

                                   For the years ended
                        December 31,   December 26,    December 27,
                               2000           1999            1998
                                      (In thousands)

Interest costs              $ 9,567        $ 8,478         $12,532
Interest capitalized         (3,153)        (4,121)         (2,729)

Interest expensed           $ 6,414        $ 4,357         $ 9,803

Interest paid               $ 7,664        $ 9,981         $12,808

NOTE 3:

Leases

We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. At December 31, 2000, the minimum aggregate rental commitment under all non-cancelable leases was (in thousands):

Fiscal year                                  Amount
                                         (In thousands)
2001                                         $  6,065
2002                                            5,412
2003                                            4,494
2004                                            4,337
2005                                            3,855
Thereafter                                      6,686

Total                                       $  30,849

Total rent expense was (in thousands) $11,502, $10,978 and $11,052 for years 2000, 1999 and 1998, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:

                                                 As of
                            December 31, 2000          December 26, 1999
                            Carrying        Fair       Carrying        Fair
                              value        value         value        value
                                             (In thousands)

Senior Notes                $100,000    $100,300       $100,000    $ 99,000
Industrial development bonds   5,000       5,000          5,000       5,000

                            $105,000    $105,300       $105,000    $104,000

Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

On July 14, 1995, we completed a $100 million private placement of unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The principal amount of the Notes is payable as follows: $80 million in 2002 and $20 million in 2005. The terms of our private placement Notes allow for maximum liens, transactions and obligations. At December 31, 2000, we were in compliance with these requirements.

We are obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, Colorado Industrial Development Bonds (Adolph Coors Company Project) Series 1993. The bonds mature in 2013 and are secured by a letter of credit. They are currently variable rate securities with interest payable on the first of March, June, September and December. The interest rate on December 31, 2000, was 5.0%. We are required to maintain a minimum tangible net worth and a certain debt-to-total capitalization ratio under the Bond agreements. At December 31, 2000, we were in compliance with these requirements.

We have an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 31, 2000. This line of credit has a five-year term which expires in 2003, with one remaining optional one-year extension. A facilities fee is paid on the total amount of the committed credit. Under the arrangement, we are required to maintain a certain debt-to-total capitalization ratio and were in compliance at year-end 2000.

Our distribution subsidiary in Japan has two revolving lines of credit that it utilizes in its normal operations. Each of these facilities provides up to 500 million yen (approximately $4.4 million each as of December 31, 2000) in short-term financing. As of December 31, 2000, the approximate yen equivalent of $2.6 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 5:

Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions:
                                          For the years ended
                               December 31,   December 26,   December 27,
                                      2000           1999           1998
                                             (In thousands)
Current:
  Federal                        $  29,573      $  24,088      $  35,351
  State and foreign                  9,282          6,686         10,867
Total current tax expense           38,855         30,774         46,218

Deferred:
  Federal                            6,669         19,035         (7,401)
  State and foreign                    201          1,600         (1.350)
Total deferred tax
  expense (benefit)                  6,870         20,635         (8,751)

Other:
  Allocation to paid-in capital     14,183          6,974          5,849

Total income tax expense         $  59,908      $  58,383      $  43,316

Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                          For the years ended
                                December 31,   December 26,    December 27,
                                       2000           1999            1998

Expected tax rate                     35.0%          35.0%           35.0%
State income taxes, net of
  federal benefit                      3.7            3.7             3.1
Effect of foreign investments         (3.1)           1.1             2.5
Non-taxable income                    (0.2)          (0.8)           (1.7)
Other, net                            (0.1)          (0.2)            0.1
  Effective tax rate                  35.3%          38.8%           39.0%

Our deferred taxes are composed of the following:

                                                       As of
                                           December 31,   December 26,
                                                  2000           1999
                                                   (In thousands)
Current deferred tax assets:
  Deferred compensation and other
    employee related                          $ 14,212       $ 12,052
  Balance sheet reserves and accruals           11,613         13,258
  Other                                             --            211
  Valuation allowance                           (1,146)        (1,146)
    Total current deferred tax assets           24,679         24,375

Current deferred tax liabilities:
  Balance sheet reserves and accruals               --          3,906

      Net current deferred tax assets         $ 24,679       $ 20,469

Non-current deferred tax assets:
  Deferred compensation and other
    employee related                          $  9,602       $ 14,578
  Balance sheet reserves and accruals            8,410          4,913
  Retirement benefits                           11,365          9,947
  Environmental accruals                         2,274          2,264
  Deferred foreign losses                        1,395          1,623
  Partnership investments                        3,297             --
    Total non-current deferred tax assets       36,343         33,325

Non-current deferred tax liabilities:
  Depreciation and capitalized interest        110,225        109,425
  Deferred benefit on foreign investment        16,104             --
  Other                                             --          2,633
    Total non-current deferred tax liabilities 126,329        112,058

     Net non-current deferred tax liabilities $ 89,986       $ 78,733

The deferred tax assets have been reduced by a valuation allowance, because management believes it is more likely than not that such benefits will not be fully realized. The valuation allowance remained unchanged during 2000.

In 2000, we realized a tax benefit pertaining to the Spain brewery closure. We also resolved the Internal Revenue Service (IRS) examination of our federal income tax returns through 1995. The IRS is currently examining the federal income tax returns through 1998. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

At December 31, 2000, we had three stock-based compensation plans, which are described in greater detail below. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for our stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under Financial Accounting Standards Board Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2000       1999      1998
                                                 (In thousands, except
                                                    per share data)

Net income                     As reported    $109,617   $ 92,284  $ 67,784
                               Pro forma      $ 96,164   $ 82,222  $ 61,484

Earnings per share - basic     As reported    $   2.98   $   2.51  $   1.87
                               Pro forma      $   2.61   $   2.24  $   1.69

Earnings per share - diluted   As reported    $   2.93   $   2.46  $   1.81
                               Pro forma      $   2.57   $   2.20  $   1.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                2000       1999      1998

Risk-free interest rate                          6.72%      5.03%     5.78%
Dividend yield                                   1.27%      1.09%     1.63%
Volatility                                      31.41%     30.66%    32.56%
Expected term (years)                            6.2        7.8      10.0
Weighted average fair market value            $ 20.17    $ 23.28   $ 14.96

1990 Plan: The 1990 Equity Incentive Plan, (1990 EI Plan) provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant, and one-third of the stock option grant vests in each of the three successive years after the date of grant. During 2000, we discontinued our 1983 Stock Option Plan. No options had been granted under this plan since 1989. The 716,886 shares available for grant under the 1983 plan were transferred to the 1990 plan. Total authorized shares for issuance under the 1990 EI Plan are 8 million.

A summary of the status of our 1990 EI Plan as of December 31, 2000, December 26, 1999, and December 27, 1998, and changes during the years ending on those dates is presented below:
                                                               Options
                                                             exercisable
                                                             at year-end
                                               Weighted-          Weighted-
                         Options                average            average
                        available  Outstanding exercise           exercise
                        for grant    options     price    Shares    price

As of December 28, 1997  4,675,195  2,252,179    $19.61   769,202    $18.25
    Granted               (794,283)   794,283     33.83
    Exercised                   --   (616,914)    18.66
    Forfeited               99,331    (99,331)    25.06
As of December 27, 1998  3,980,243  2,330,217     24.47   630,457     19.06
    Granted               (917,951)   917,951     57.86
    Exercised                   --   (494,424)    21.54
    Forfeited              110,289   (110,289)    38.00
As of December 26, 1999  3,172,581  2,643,455     36.05   881,161     23.26
    Granted             (1,179,094) 1,179,094     51.37
    Exercised                   --   (900,804)    23.80
    Forfeited              160,148   (160,148)    47.76
As of December 31, 2000  2,153,635  2,761,597    $45.91   910,548    $35.21

The following table summarizes information about stock options outstanding at December 31, 2000:

                     Options outstanding                Options exercisable
                           Weighted-
                            average     Weighted-                 Weighted-
   Range of                remaining     average                   average
   exercise               contractual   exercise                  exercise
    prices       Shares   life (years)    price          Shares     price
$16.75-$22.00    382,801       5.8        $19.59          382,801   $19.59
$26.88-$33.41    427,227       7.0        $33.35          236,933   $33.31
$35.81-$59.25  1,886,248       8.6        $53.41          268,507   $56.67
$60.53-$75.22     65,321       9.7        $65.65           22,307   $64.85
$16.75-$75.22  2,761,597       7.8        $45.91          910,548   $35.21

We issued 4,953 shares and 85,651 shares of restricted stock in 1999 and 1998, respectively, under the 1990 EI Plan. No restricted shares were issued under this plan in 2000. For the 1999 shares, the vesting period is two years from the date of grant. For the 1998 shares, the vesting period is three years from the date of the grant and is either prorata for each successive year or cliff vesting. The compensation cost associated with these awards is amortized over the vesting period. Compensation cost associated with these awards was immaterial in 2000, 1999 and 1998.

1991 Plan: The Equity Compensation Plan for Non-Employee Directors (EC
Plan) provides for two grants of the Company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his or her remaining 80% retainer in cash, restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 2000, 1999 and 1998. Common stock reserved for the 1991 plan as of December 31, 2000, was 29,296 shares.

1995 Supplemental Compensation Plan: This supplemental compensation plan covers substantially all our employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of our Class B common stock. CSUs have a one-year holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, for shares of our Class B common stock. No awards were made under this plan in 2000. Awards under the plan in 1999 and 1998 were immaterial. There are 84,000 shares authorized under this plan. The number of shares of common stock available under this plan as of December 31, 2000, was 83,707 shares.

NOTE 7:

Employee Retirement Plans

We maintain several defined benefit pension plans for the majority of our employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments and real estate. Our funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $14.7 million in 2000, $11.6 million in 1999 and $11.9 million in 1998. These amounts include our matching for the savings and investment (thrift) plan of $7.3 million in 2000, $6.1 million in 1999 and $6.1 million in 1998. The increase in pension expense from 1999 to 2000 is primarily due to the full-year effect of the improvements to the retirement plan benefit formula that became effective July 1, 1999. In November 1998, our board of directors approved changes to one of the plans that were effective July 1, 1999. The changes increased the projected benefit obligation at the effective date by approximately $48 million. To offset the increase in the projected benefit obligation of the defined benefit pension plan, we made a $48 million contribution to the plan in January 1999. In 2000, the funded position of the Coors Retirement Plan was eroded somewhat due to the combined effects of a lower discount rate and a challenging investment environment.

Note that the settlement rates shown in the table on the following page were selected for use at the end of each of the years shown. Our actuary calculates pension expense annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.

                                            For the years ended
                                 December 31,   December 26,   December 27,
                                        2000           1999           1998
                                               (In thousands)
Components of net periodic
  pension cost:
Service cost-benefits earned
  during the year                   $ 16,467       $ 16,456       $ 14,449
Interest cost on projected
  benefit obligation                  44,192         38,673         33,205
Expected return on plan assets       (58,108)       (52,173)       (42,498)
Amortization of prior service cost     5,906          4,161          2,274
Amortization of net transition amount (1,690)        (1,690)        (1,691)
Recognized net actuarial loss            590             75             28

  Net periodic pension cost         $  7,357       $  5,502       $  5,767

The changes in the benefit obligation and plan assets and the funded status of the pension plans are as follows:
                                                          As of
                                               December 31,    December 26,
                                                      2000            1999
                                                          (In thousands)
Change in projected benefit obligation:
Projected benefit obligation at
  beginning of year                              $ 548,428       $ 532,556
Service cost                                        16,467          16,456
Interest cost                                       44,192          38,673
Amendments                                             871          48,573
Actuarial loss (gain)                               31,974         (63,326)
Benefits paid                                      (27,512)        (24,504)

Projected benefit obligation at end of year      $ 614,420       $ 548,428

Change in plan assets:
Fair value of assets at beginning of year        $ 627,153       $ 480,000
Actual return on plan assets                       (20,376)        124,840
Employer contributions                               2,561          50,078
Benefits paid                                      (27,512)        (24,504)
Expenses paid                                       (3,326)         (3,261)

Fair value of plan assets at end of year         $ 578,500       $ 627,153

Funded status - (shortfall) excess               $ (35,920)      $  78,725
Unrecognized net actuarial loss (gain)               7,722        (105,473)
Unrecognized prior service cost                     53,680          58,715
Unrecognized net transition amount                     962            (728)

  Prepaid benefit cost                           $  26,444       $  31,239


                                               2000        1999       1998
Weighted average assumptions as of year-end:
Discount rate                                  7.75%       8.00%      7.00%

Rate of compensation increase                  4.75%       5.25%      4.50%

Expected return on plan assets                10.50%      10.50%     10.50%

NOTE 8:

Non-Pension Postretirement Benefits

We have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.0% in 2000 to 5.25% in 2007. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 8.00% and 7.00% at December 31, 2000, December 26, 1999, and December 27, 1998, respectively. In November 1998, our board of directors approved changes to one of the plans. The changes were effective July 1, 1999, and increased the accumulated postretirement benefit obligation at the effective date by approximately $6.7 million.

The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows:

                                             For the years ended
                                 December 31,   December 26,   December 27,
                                        2000           1999           1998
                                                 (In thousands)
Components of net periodic
  postretirement benefit cost:
Service cost - benefits earned
  during the year                   $  1,477       $  1,404       $  1,484
Interest cost on projected
  benefit obligation                   5,613          5,112          4,707
Recognized net actuarial gain            (51)          (138)          (207)
  Net periodic postretirement
    benefit cost                    $  7,039       $  6,378       $  5,984

                                                          As of
                                               December 31,    December 26,
                                                      2000            1999
                                                       (In thousands)
Change in projected postretirement
  benefit obligation:
Projected benefit obligation at beginning of year $ 72,400        $ 72,122
Service cost                                         1,477           1,404
Interest cost                                        5,613           5,112
Amendments                                              --             554
Actuarial loss (gain)                                3,264          (2,497)
Benefits paid                                       (5,004)         (4,295)
  Projected postretirement benefit
    obligation at end of year                     $ 77,750        $ 72,400

Change in plan assets:
Fair value of assets at beginning of year         $     --        $     --
Actual return on plan assets                            --              --
Employer contributions                               5,004           4,295
Benefits paid                                       (5,004)         (4,295)
  Fair value of plan assets at end of year        $     --        $     --

Funded status - shortfall                         $(77,750)       $(72,400)
Unrecognized net actuarial gain                     (4,662)         (7,958)
Unrecognized prior service cost                        261             242

Accrued postretirement benefits                    (82,151)        (80,116)

Less current portion                                 5,004           4,295

  Long-term postretirement benefits               $(77,147)       $(75,821)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                          One-percentage-   One-percentage-
                                          point increase    point decrease
                                                   (In thousands)
Effect on total of service and interest
  cost components                                 $  485           $  (427)
Effect of postretirement benefit obligation       $4,120           $(3,660)

NOTE 9:

Special Charges (Credits)

Our annual results for 2000 include net pretax special charges of $15.2 million, which resulted in after-tax expense of $0.13 per basic and diluted share. We incurred a total special charge of $20.6 million related to our decision to close our Spain brewery and commercial operations. The brewery was acquired in March 1994 and provided services for the production and sales to unaffiliated distributors of Coors products in Spain and certain European markets outside of Spain. The decision to close the Spain operations came as a result of an unfavorable outlook from various analyses we performed which focused on the potential for improved distribution channels, the viability of Coors brands in the Spain market and additional contract brewing opportunities. Of the $20.6 million charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. In 2000, approximately $9.6 million of severance and other related closure costs were paid out. These payments were funded out of current cash balances. At December 31, 2000, there was a remaining reserve of approximately $1.7 million for severance and other related closure costs. These costs are expected to be paid by the end of the first quarter of 2001 and will also be funded out of current cash balances. Our 2000 special charge was partially offset by a credit of $5.4 million related to an insurance claim settlement.

Our annual results for 1999 included a pretax special charge of $5.7 million, which resulted in after-tax expense of $0.10 per basic and diluted share. Approximately $3.7 million of this charge related to a restructuring of part of our operations which primarily included a voluntary severance program involving our engineering and construction work force. Approximately 50 engineering and construction employees accepted severance packages under the voluntary program. Also included in the $5.7 million charge was approximately $2.0 million of special charges incurred to facilitate distributor network improvements. During 1999 and 2000 we paid out $0.9 million and $2.3 million, respectively, of severance costs and at December 31, 2000, a severance reserve of $0.5 million remained. These severance costs are expected to be paid out in the first quarter of 2001.

Our annual results for 1998 included a pretax net special charge of $19.4 million, which resulted in after-tax expense of $0.32 per basic share ($0.31 per diluted share). This charge included a $17.2 million pretax charge for severance and related costs of restructuring our production operations. The severance costs related to the restructuring were comprised of costs under a voluntary severance program involving our production work force plus severance costs incurred for a small number of salaried employees. Approximately 200 production employees accepted severance packages under the voluntary program. These severance costs have all been paid as of December 31, 2000. Also included in the 1998 results was a $2.2 million pretax charge for the impairment of certain long-lived assets at one of our distributorships.

NOTE 10:

Investments

Equity method investments: We have investments in affiliates that are accounted for using the equity method of accounting. These investments aggregated $56.3 million and $69.2 million at December 31, 2000, and December 26, 1999, respectively. These investment amounts are included in Other assets on our accompanying Consolidated Balance Sheets.

Summarized condensed balance sheet and income statement information for our equity method investments are as follows:

Summarized condensed balance sheets:
                                                          As of
                                               December 31,    December 26,
                                                      2000            1999
                                                         (In thousands)

Current assets                                     $75,464         $99,539
Non-current assets                                 $87,353         $84,945
Current liabilities                                $34,907         $34,317
Non-current liabilities                            $   264         $    75

Summarized condensed statements of operations:

                                            For the years ended
                               December 31,    December 26,    December 27,
                                      2000            1999            1998
                                              (In thousands)

Net sales                         $490,227        $449,238        $453,246
Gross profit                      $132,805        $116,970        $ 97,478
Net income                        $ 77,575        $ 68,375        $ 59,650
Company's equity in net income    $ 42,395        $ 36,958        $ 33,227

Coors Canada, Inc. (CCI), one of our fully owned subsidiaries, formed a partnership, Coors Canada, with Molson, Inc. to market and sell Coors products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. CCI's investment in the partnership is accounted for using the equity method of accounting due to Molson's participating rights in the partnership's business operations. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing Coors products in Canada, while the partnership contracts with Molson Canada for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson Canada generally equal to net sales revenue generated from the Coors brands less production, distribution, sales and overhead costs related to these sales. During 2000, CCI received a distribution from the partnership of a U.S. dollar equivalent of approximately $25.8 million. Our share of net income from this partnership, which was approximately $25.4 million in 2000, is included in Sales on the accompanying Consolidated Statements of Income. Also see discussion in Note 13.

In December 2000, we made certain changes to the Canadian partnership arrangement. Also in December 2000, we entered into a brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement is expected to reach an annual contract brewing rate of up to 500,000 barrels over the next few years.

We operate a production joint venture partnership with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. The partnership's initial term is until 2005 and can be extended for additional two-year periods. RMBC has a contract to supply our bottle requirements and Owens has a contract to supply bottles for our bottle requirements not met by RMBC. In 2000, RMBC produced approximately 1.1 billion bottles. We purchased all of the bottles produced by RMBC.

The expenditures under this agreement in 2000, 1999 and 1998 were approximately $86 million, $69 million and $67 million, respectively. Our commitment for our 2001 bottle purchases from the joint venture is estimated to be approximately $86 million. During 2000, we received a $20.2 million cash distribution from this joint venture. Our share of net income from this partnership is included within Cost of goods sold on the accompanying Consolidated Statements of Income.

In 1994, we formed a 50/50 production joint venture with American National Can Company (ANC) to produce beverage cans and ends at our manufacturing facilities for sale to us and outside customers. In 2000, we purchased all the cans and ends sold by the joint venture. The agreement has an initial term of seven years and can be extended for two additional three-year periods. In 2000, we notified ANC of our intent to terminate the joint venture in 2001. We are evaluating other alternatives, including a new arrangement with Rexam LLC, who recently acquired ANC. The aggregate amount paid to the joint venture for cans and ends in 2000, 1999 and 1998 was approximately $230 million, $223 million and $231 million, respectively. The estimated cost in 2001 under this agreement for cans and ends is $203 million. Additionally, during 2000, we received an $8.5 million cash distribution from this joint venture. Our share of net income from this partnership is included within Cost of goods sold on the accompanying Consolidated Statements of Income.

In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging International Corporation. We are a limited partner in a partnership in which a subsidiary of Graphic Packaging is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. Under the agreement, cash distributions and income or losses are allocated equally between the partners until we recover our investment. After we recover our investment, cash distributions are split 80% to the general partner and 20% to CBC, while income or losses are allocated in such a manner to bring our partnership interest to 20%. In late 1999, we recovered our investment. In 2000, we received an $814,000 cash distribution from the partnership.

Cost investments: In 1991, we entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an equity investment and multiyear signage and advertising package. This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. The carrying value of this investment approximates its fair value at December 31, 2000, and December 26, 1999. During 1998, the agreement was modified to extend the term and expand the conditions of the multiyear signage and advertising package. The recognition of the liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Fieldr. This liability is included in the total advertising and promotion commitment discussed in Note 14.

NOTE 11:

Stock Activity and Earnings Per Share

Capital stock: Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A stock.

Activity in our Class A and Class B common stock, net of forfeitures, for each of the three years ended December 31, 2000, December 26, 1999, and December 27, 1998, is summarized below:
                                                Common stock
                                           Class A         Class B

Balances at December 28, 1997             1,260,000      35,599,356

Shares issued under stock plans                  --         684,808
Purchases of stock                               --        (888,858)

Balances at December 27, 1998             1,260,000      35,395,306

Shares issued under stock plans                  --         478,390
Purchases of stock                               --        (411,662)

Balances at December 26, 1999             1,260,000      35,462,034

Shares issued under stock plans                  --         817,395
Purchases of stock                               --        (408,308)

Balances at December 31, 2000             1,260,000      35,871,121

At December 31, 2000, December 26, 1999, and December 27, 1998, 25 million shares of $1 par value preferred stock were authorized but unissued.

The board of directors authorized the repurchase during 2000, 1999 and 1998 of up to $40 million each year of our outstanding Class B common stock on the open market. During 2000, 1999 and 1998, 308,000 shares, 232,300 shares and 766,200 shares, respectively, were repurchased for approximately $17.6 million, $12.2 million and $24.9 million, respectively, under this stock repurchase program. In November 2000, the board of directors extended the program and authorized the repurchase during 2001 of up to $40 million of stock.

Earnings per share: Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                        For the years ended
                                December 31,   December 26,  December 27,
                                       2000           1999          1998
                                  (In thousands, except per share data)
Net income available to
  common shareholders              $109,617        $92,284       $67,784

Weighted-average shares
  for basic EPS                      36,785         36,729        36,312
Effect of dilutive securities:
  Stock options                         606            640         1,077
  Contingent shares not included in
   shares outstanding for basic EPS      59             88           126
Weighted-average shares
  for diluted EPS                    37,450         37,457        37,515

Basic EPS                             $2.98          $2.51         $1.87

Diluted EPS                           $2.93          $2.46         $1.81

The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming we were to repurchase common shares with the proceeds from stock option exercises. Stock options to purchase 6,555 and 871,409 shares of common stock were not included in the computation of 2000 and 1999 earnings per share, respectively, because the stock options' exercise prices were greater than the average market price of the common shares.

NOTE 12:

Other Comprehensive Income

                                           Unrealized
                             Foreign     gain on available-    Accumulated
                             currency   for-sale securities       other
                          translation    and derivative      comprehensive
                          adjustments      instruments           income
                                             (In thousands)

Balances, December 28, 1997   $(3,796)       $    --               $(3,796)

Foreign currency translation
  adjustments                   2,344                                2,344
Unrealized gain on available-
  for-sale securities                            721                   721
Tax expense                      (914)          (281)               (1,195)

Balances, December 27, 1998    (2,366)           440                (1,926)

Foreign currency translation
  adjustments                  (5,745)                              (5,745)
Unrealized loss on available-
  for-sale securities                           (648)                 (648)
Unrealized gain on derivative
  instruments                                 11,159                11,159
Tax benefit (expense)           2,226         (4,073)               (1,847)

Balances, December 26, 1999    (5,885)         6,878                   993

Foreign currency translation
  adjustments                   4,460                                4,460

Unrealized gain on available-
  for-sale securities                          2,045                 2,045
Unrealized loss of derivative
  instruments                                 (3,221)               (3,221)
Reclassification adjustment for
  net gains released in net income
  on available-for-sale securities
  and derivative instruments                  (4,058)               (4,058)
Reclassification adjustment for
  accumulated translation
  adjustment of closure of Spain
  operations                    4,434                                4,434
Tax (expense) benefit          (3,380)         1,989                (1,391)

Balances, December 31, 2000   $  (371)       $ 3,633               $ 3,262

NOTE 13:

Segment and Geographic Information

We have one reporting segment relating to the continuing operations of producing, marketing and selling malt-based beverages. Our operations are conducted in the United States, the country of domicile, and several foreign countries, none of which is individually significant to our overall operations. The net revenues from external customers, operating income and pretax income attributable to the United States and all foreign countries for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, are as follows:
                                     2000           1999           1998
                                              (In thousands)
United States and its territories:
  Net revenues                   $2,331,693     $2,177,407     $2,028,485
  Operating income               $  163,563     $  148,823     $  103,411
  Pretax income                  $  185,082     $  161,281     $  115,880

Other foreign countries:
  Net revenues                   $   82,722     $   59,077     $   43,381
  Operating (loss) income        $  (12,937)    $   (8,288)    $      408
  Pretax (loss) income           $  (15,557)    $  (10,614)    $   (4,780)

Included in 2000, 1999 and 1998 foreign revenues are earnings from CCI, our investment accounted for using the equity method of accounting (see Note
10). Included in operating income and pretax income are net special charges of $15.2 million, $5.7 million and $19.4 million, for 2000, 1999 and 1998, respectively. The 2000 net special charge included a credit of $5.4 million related to the United States and its territories and a charge of $20.6 million related to other foreign countries. The special charges recorded in 1999 and 1998 related entirely to the United States and its territories.

The net long-lived assets located in the United States and its territories and all other foreign countries as of December 31, 2000, and December 26, 1999, are as follows:

                                         2000           1999
                                          (In thousands)

United States and its territories     $732,171       $705,062
Other foreign countries                  3,622          8,939

  Total                               $735,793       $714,001


The total net export sales (in thousands) during 2000, 1999 and 1998 were $202,832, $185,260 and $150,964, respectively.

NOTE 14:

Commitments and Contingencies

Insurance: It is our policy to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers' compensation and general liability contract deductibles. During 2000, we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

Letters of credit: As of December 31, 2000, we had approximately $5.6 million outstanding in letters of credit with certain financial institutions. These letters generally expire within 12 months from the dates of issuance, with expiration dates ranging from March 2001 to October 2001. These letters of credit are being maintained as security for performance on certain insurance policies and for operations of underground storage tanks, as well as to secure principal and interest on industrial revenue bonds issued by us.

Financial guarantees: We have financial guarantees outstanding on behalf of our subsidiary, Coors Japan, and certain third parties. These subsidiary guarantees are primarily for working capital lines of credit and payments of certain duties and taxes. The third-party guarantees relate to bank loans provided to companies that acquired certain strategic distributorships. At December 31, 2000, our financial guarantees totaled approximately $17.1 million, of which $13.9 million were on behalf of our subsidiary, Coors Japan.

Power supplies: In 1995, Coors Energy Company (CEC), a fully owned subsidiary of ours, sold a portion of its coal reserves to Bowie Resources Ltd. (Bowie). CEC also entered into a 10-year agreement to purchase 100% of the brewery's coal requirements from Bowie. The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

In 1995, we sold our power plant and support facilities to Trigen. In conjunction with this sale, we agreed to purchase the electricity and steam needed to operate the brewery's Golden facilities through 2020. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $13.7 million for 2001, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use.

Supply contracts: We have various long-term supply contracts with unaffiliated third parties to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials for terms extending through 2005. The approximate future purchase commitments under these supply contracts are:

Fiscal year                                      Amount
                                             (In thousands)
2001                                            $ 162,000
2002                                              115,000
2003                                              115,000
2004                                              115,000
2005                                               24,000

Total                                           $ 531,000

Our total purchases (in thousands) under these contracts in fiscal year 2000, 1999 and 1998 were approximately $149,000, $108,900 and $95,600, respectively.

Graphic Packaging International Corporation: In 1992, we spun off our wholly owned subsidiary, ACX Technologies Inc., which has subsequently changed its name to Graphic Packaging International Corporation. William K. Coors is a trustee of family trusts that collectively own all of our Class A voting common stock, approximately 31% of our Class B common stock, approximately 43% of Graphic Packaging's common stock and 100% of Graphic Packaging's convertible preferred stock. Peter H. Coors is also a trustee of some of these trusts.

We have a packaging supply agreement with a subsidiary of Graphic Packaging under which we purchase a large portion of our paperboard requirements. This contract expires in 2002. Our purchases under the packaging agreement in 2000 totaled approximately $112 million. We expect purchases in 2001 under the packaging agreement to be approximately $133 million.

Advertising and promotions: We have various long-term non-cancelable commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events. At December 31, 2000, the future commitments are as follows:

Fiscal year                                      Amount
                                             (In thousands)
2001                                            $ 37,750
2002                                              37,205
2003                                              12,432
2004                                              10,598
2005                                               8,297
Thereafter                                        19,244

Total                                           $125,526

Environmental: We were one of numerous parties named by the Environmental Protection Agency (EPA) as a "potentially responsible party" at the Lowry site, a landfill owned by the City and County of Denver. In 1990, we recorded a special pretax charge of $30 million, representing our portion, for potential cleanup costs of the site based upon an assumed present value of $120 million in total site remediation costs. We also agreed to pay a specified share of costs if total remediation costs exceeded this amount.

The City and County of Denver; Waste Management of Colorado, Inc.; and Chemical Waste Management, Inc. are expected to implement site remediation. Chemical Waste Management's projected costs to meet the remediation objectives and requirements are currently below the $120 million assumption. We have no reason to believe that total remediation costs will result in additional liability to us.

We were one of several parties named by the EPA as a "potentially responsible party" at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including our company, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action is approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project which are not possible to estimate at this time although we believe they would be immaterial to our financial position.

From time to time, we have been notified that we are or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

In addition, we are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

In August 2000, an accidental spill into Clear Creek at our Golden, Colorado, facility caused damage to some of the fish population in the creek. As a result, we are required to pay certain fines or other costs by implementing a supplemental environmental project. We settled with the Colorado Department of Public Health and Environment regarding violations of our permit in the amount of $98,000 on February 22, 2001. This money will be paid to the Clear Creek Watershed Foundation to construct a waste rock repository in Clear Creek County. We have not yet settled with the Division of Wildlife for damage to the fish population but have proposed funding the remaining costs for construction of the waste rock repository.

While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable.

Litigation: We are also named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending ourselves against them and, in some instances, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect our financial position or results of operations.

Restructuring: At December 31, 2000, we had a $2.2 million liability related to personnel accruals as a result of a restructuring of operations that occurred in 1993. These accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions. For the restructuring liabilities incurred during 2000, 1999 and 1998, see discussion at Note 9.

Labor: Approximately 8% of our work force, located principally at the Memphis brewing and packaging facility, is represented by a labor union with whom we engage in collective bargaining. A labor contract prohibiting strikes took effect in early 1997 and extends to 2001.

NOTE 15:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 31, 2000.

In 2000 and 1999, certain adjustments were made which were not of a normal and recurring nature. As described in Note 9, income in 2000 was decreased by a net special pretax charge of $15.2 million, or $0.13 per basic share ($0.13 per diluted share) after tax, and income in 1999 was decreased by a special pretax charge of $5.7 million, or $0.10 per basic share ($0.10 per diluted share) after tax. Refer to Note 9 for a further discussion of special charges.

During the fourth quarter of 2000, we reduced our total expenses by approximately $3.1 million when certain estimates for employee benefits and other liabilities were adjusted based upon updated information that we received in the normal course of business. Partially as a result of these favorable adjustments, we increased certain other spending in the fourth quarter, primarily for advertising, for a comparable amount.

                              First     Second       Third    Fourth        Year
2000                              (In thousands, except per share data)

Gross sales             $596,789    $788,921    $773,535  $682,493  $2,841,738
Beer excise taxes       ( 91,360)   (119,108)   (116,459) (100,396)   (427,323)
Net sales                505,429     669,813     657,076   582,097   2,414,415

Cost of goods sold      (326,919)   (404,570)   (413,314) (381,026) (1,525,829)

Gross profit            $178,510    $265,243    $243,762  $201,071  $  888,586

Net income              $ 14,819    $ 48,344    $ 34,492  $ 11,962  $  109,617

Net income per
  common share-basic    $   0.40    $   1.32    $   0.94  $   0.32  $     2.98
Net income per
  common share-diluted  $   0.40    $   1.29    $   0.92  $   0.32  $     2.93

                          First      Second       Third    Fourth        Year
1999                              (In thousands, except per share data)

Gross sales             $563,774    $741,766    $697,605  $639,567  $2,642,712
Beer excise taxes        (85,972)   (115,123)   (107,029)  (98,104)   (406,228)
Net sales                477,802     626,643     590,576   541,463   2,236,484

Cost of goods sold      (310,322)   (366,295)   (367,089) (353,545) (1,397,251)

Gross profit            $167,480    $260,348    $223,487  $187,918  $  839,233

Net income              $ 11,982    $ 46,231    $ 21,836  $ 12,235  $   92,284

Net income per
  common share-basic    $   0.33    $   1.26    $   0.59  $   0.33  $     2.51
Net income per
  common share-diluted  $   0.32    $   1.23    $   0.58  $   0.33  $     2.46

NOTE 16:

Subsequent Event

In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. and paid $65 million for our 49.9% interest in the joint venture. The joint venture, known as Molson USA, LLC, will import, market, sell and distribute Molson's brands of beer in the United States. Under the agreement, the joint venture owns the exclusive right to import Molson brands into the United States, including Molson Canadian, Molson Golden, Molson Ice and any Molson brands that may be developed in the future for import into the United States. We will be responsible for the sales of these brands. Production for these brands will be handled in Canada by Molson and marketing of these brands will be managed by the joint venture.

ITEM 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

WILLIAM K. COORS (Age 84) is chairman of the board of Adolph Coors Company
(ACC) and has served in such capacity since 1970. He was president from 1989 until May 11, 2000. He has served as a director since
1940. He is the chairman of the Executive Committees of ACC and Coors Brewing Company (CBC). He is also a director of CBC and Graphic Packaging International, Inc. (Graphic).

PETER H. COORS (Age 54) is chairman of CBC and was chief executive officer until May 2000. He has been a director of ACC and CBC since 1973. Prior to 1993, he served as executive vice president and chairman of the brewing division, before it was organized as CBC. He served as interim treasurer and chief financial officer of ACC from December 1993 to February 1995. He has served in a number of different executive and management positions for CBC. Since March 1996, he has been a director of U.S. Bancorp. He also has been a director of Energy Corporation of America since March 1996.

W. LEO KIELY III (Age 54) became president and chief operating officer of CBC as of March 1, 1993, and was named chief executive officer in May 2000. He has been a director of ACC and CBC since August 1998.
Prior to joining CBC, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo in Plano, Texas. He also serves on the board of directors of Sunterra Resorts, Inc., and the SEI Center for Advanced Studies Board for the Wharton School of Finance.

LUIS G. NOGALES (Age 57) has served as one of our directors since 1989. He is a member of the Audit Committee and chairman of the Compensation Committee. From 1990 to the present, he has served as president of Nogales Partners, an acquisition firm. He was chairman and chief executive officer of Embarcadero Media (1992-1997); president of Univision, the nation's largest Spanish language television network (1986-1988); and chairman and chief executive officer of United
Press International (1983-1986). He is also a director of Edison
International, Kaufman and Broad Home Corporation and Kaufman and
Broad S.A., and serves as trustee of the Ford Foundation and the
J. Paul Getty Trust.

PAMELA H. PATSLEY (Age 44) has served as a director since November 1996. She chairs the Audit Committee and is a member of the Compensation Committee. In March 2000, she became executive vice president of First Data Corp. and president of First Data Merchant Services,
First Data Corp.'s merchant processing enterprise, which also includes the TeleCheck check guarantee and approval business. Prior to joining First Data, Patsley served as president, chief executive officer and director of Paymentech. She began her Paymentech career as a founding officer of First USA, Inc. when it was established in 1985. Before joining First USA, Patsley was with KPMG Peat Marwick.
She is also a director of Message Media, Inc.

WAYNE R. SANDERS (Age 53) has served as a director since February 1995. He is a member of the Compensation Committee and the Audit Committee.
He is chairman of the board and chief executive officer of Kimberly-Clark Corporation in Dallas. Sanders joined Kimberly Clark in 1975 and has served in a number of positions there over the years. He was named to his current position in 1992. He was elected to Kimberly Clark's board of directors in August 1989. He is also a director of Texas Instruments Incorporated and Chase Bank of Texas.

ALBERT C. YATES (Age 58) has served as a director since August 1998. He is a member of the Compensation Committee and the Audit Committee. He is president of Colorado State University in Fort Collins,
Colorado, and chancellor of Colorado State University System. He is a member of the board of the Federal Reserve Board of Kansas City-
Denver Branch and has served on the board of First Interstate Bank.

Joseph Coors retired from our board in May 2000 and was elected a director emeritus. William K. Coors and Joseph Coors are brothers. Peter H. Coors is a son of Joseph Coors.

(b)  Executive Officers

Of the above directors, William K. Coors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC at March 1, 2001:

DAVID G. BARNES (Age 39) joined us in March 1999 as vice president of finance and treasury. Prior to joining us, he was based in Hong
Kong as vice president of finance and development for Tricon Global Restaurants. At Tricon, he also held positions as vice president of mergers and acquisitions and vice president of planning. From 1990-1994, he worked at Asea Brown Boveri in various strategy, planning and development roles of increasing responsibility. He started his career at Bain and Company where he worked as a consultant for 5 years.

CARL L. BARNHILL (Age 52) was named senior vice president of sales in May 1994. He has more than 20 years of marketing experience with consumer goods companies. Previously, he was vice president of selling systems development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay, Inc. in various senior sales and marketing positions.

L. DON BROWN (Age 55) joined us in July 1996 as senior vice president of container operations and technology. Mr. Brown has announced his retirement effective in June 2001 and is currently serving in a reduced capacity. Prior to joining us, he served as senior vice president of manufacturing and engineering at Kraft Foods where his responsibilities included manufacturing, engineering and operations quality functions. During his years at Kraft from 1971-1996, he held several positions of increasing responsibility in the manufacturing and operations areas.

PETER M. R. KENDALL (Age 54) joined us in January 1998 as senior vice president and chief international officer. Before joining Coors, he was executive vice president of operations and finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park, California. From 1995-1996, Kendall was president of international book operations for McGraw Hill Companies. From 1981-1994, Kendall worked in leadership positions for Pepsi
International, PepsiCo and PepsiCo Wines and Spirits. Prior to working for Pepsi, he spent six years at McKinsey & Co. in New
York.

ROBERT D. KLUGMAN (Age 53) was named our senior vice president of corporate development in May 1994. In 1993, he served as vice president of corporate development. Prior to 1993, he was vice president of brand marketing, and also served as vice president of international, development and marketing services. Before joining us, Klugman was a vice president of client services at Leo Burnett
USA, a Chicago-based advertising agency.

OLIVIA M. THOMPSON (Age 50) was named our vice president and controller in August 1997. Prior to joining us, she was vice president of finance and systems for Kraft Foods, Inc.'s Foodservice Division. Ms.
Thompson also previously served as vice president of business analysis for Kraft Foods. Prior to joining Kraft, she worked at Inland Steel Industries, where she served as vice president of finance and corporate controller.

M. CAROLINE TURNER (Age 51) has been senior vice president since February 1997, and general counsel since 1993. In March 2000, she was also named Corporate Secretary. Previously, she served as vice president and assistant secretary. Since joining us in 1986, she has served primarily as our chief legal officer. Prior to joining us, she was a partner at the law firm of Holme Roberts & Owen.

WILLIAM H. WEINTRAUB (Age 58) was named as our senior vice president of marketing in 1994. He joined us as vice president of marketing in July 1993. Prior to joining us, he directed marketing and advertising for Tropicana Products as senior vice president. From
1982-1991, Mr. Weintraub was with the Kellogg Company, with responsibility for marketing and sales.

TIMOTHY V. WOLF (Age 47) was named vice president and chief financial officer of ACC and senior vice president and chief financial officer of CBC in February 1995. Prior to CBC, he served as senior vice president of planning and human resources for Hyatt Hotels Corporation from 1993-1994 and in several executive positions for The Walt Disney Company, including vice president, controller and chief accounting officer, from 1989-1993. Prior to Disney, Wolf spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Science and Technology Commission for the State of Colorado.

Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors are elected at the Annual meeting of Class A voting shareholders held in May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected.

ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

                 ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                    AWARDS         PAYOUTS

                                         OTHER  RESTRIC-  SECURITIES  LTIP  ALL
                                         ANNUAL     TED   UNDERLYING  PAY- OTHER
NAME & PRINCIPAL       SALARY     BONUS    COMP    STOCK   OPTIONS    OUTS COMP
   POSITION      YEAR   ($)      ($)(a)   ($)(b)   ($)(c)  (#)(d)    ($)  ($)(e)

William K. Coors,
Chairman of the  2000   339,360        0  153,334        0       0     0       0
Board of Adolph  1999   320,800        0        0        0       0     0       0
Coors Company    1998   307,100        0        0        0       0     0       0

Peter H. Coors,
President of
Adolph Coors
Company,
Chairman of      2000   726,750  563,760       0        0   170,908   0  78,699
Coors Brewing    1999   655,765  380,294       0        0    62,751   0  55,504
Company          1998   599,065  292,032       0  241,484    82,200   0  32,807

W. Leo Kiely III,
Vice President of
Adolph Coors
Company & CEO    2000   569,250  428,644       0        0   103,708   0  57,139
Of Coors         1999   516,750  304,722       0        0    87,429   0  41,723
Brewing Company  1998   468,000  271,500       0   76,496    50,514   0  43,653

L. Don Brown,
Senior VP,
Operations &
Technology of    2000   392,700  191,636       0        0    18,656   0  18,432
Coors Brewing    1999   367,502  166,672       0        0    15,218   0  18,132
Company (f)      1998   374,504  144,202  61,476   42,008    18,859   0  21,195

Timothy V. Wolf,
Senior VP & CFO  2000   360,500  189,525       0        0    35,024    0  11,835
of Coors Brewing 1999   343,020  160,022       0        0    28,790    0  11,535
Company          1998   326,528  130,611       0   38,033    17,081    0  13,684


(a) Amounts awarded under the Management Incentive Compensation Program.

(b) In 2000, William K. Coors received compensation under our non-qualified supplemental executive retirement plan of $146,595. This plan is offered in addition to the qualified retirement income plan to executive officers whose salaries exceed $170,000. Of the payment made in 2000, $46,435 related to 1999 and $100,160 to 2000. In 1999, none of the named executives received perquisites in excess of the lesser of $50,000 or 10% of salary plus bonus. In 1998, L. Don Brown received perquisites including moving and relocation expenses of $31,476.

(c) In 1999, the 45,390 shares of restricted stock which were granted to L. Don Brown in 1996 vested. The value at vesting date was $2,282,268.
No restricted stock grants were made to any of the named executives during 2000 or 1999. In 1998, 6,743 shares of restricted stock were granted to Peter H. Coors, 2,136 shares to W. Leo Kiely III, 1,173 shares to L. Don Brown and 1,062 shares to Timothy V. Wolf. These restricted stock awards have a three-year vesting period from the date of grant and are based on continuous service during the vesting period. Dividends are paid to the holder of the grant during the vesting period. The values of the unvested 1998 restricted stock grants as of December 31, 2000 were as follows:
Peter H. Coors - $333,779; W. Leo Kiely III - $171,548; L. Don Brown - $94,207; and Timothy V. Wolf - $85,292.

(d) See discussion under Item 11, Part II, for options issued in 2000.

(e) The amounts shown in this column are attributable to the officer life insurance other than group life, as well as 401(k) match.

(f) Mr. Brown has announced his retirement effective June 25, 2001. As of the date of this filing, he is serving in a reduced capacity.

Of the named executives, Peter H. Coors receives officer life insurance provided by us until retirement. At the time of retirement, the officer's life insurance program terminates and a salary continuation agreement becomes effective. The officer's life insurance provides six times the executive base salary until retirement, at which time we become the beneficiary. We provide term life insurance for W. Leo Kiely III, L. Don Brown and Timothy V. Wolf. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 2000 annual benefit for each executive was: Peter H. Coors - $73,599; W. Leo Kiely III - $52,039; L. Don Brown - $13,332; and Timothy V. Wolf - $6,735.

Our 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $5,100 each for Peter H. Coors, W. Leo Kiely III,
L. Don Brown and Timothy V. Wolf. Peter H. Coors, W. Leo Kiely III and Timothy V. Wolf exercised stock options in 2000. See discussion in Item 11,
Part III, for stock option exercises in 2000.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, we appointed a special compensation committee to approve and monitor performance criteria in certain performance-based executive compensation plans for 2000.


II. OPTION/SAR GRANTS TABLE

                Option Grants in Last Fiscal Year

                                                         Potential Realizable
                                                           Value at Assumed
                                                            Rates of Stock
                     Individual Grants                    Price Appreciation
                                                           for Option Terms
                        % of Total
             Number of   Options
            Securities   Granted
            Underlying      to     Exercise
             Options    Employees  or Base
             Granted    in Fiscal   Price   Expiration
              (#)(a)      Year    ($/Share)    Date       5%            10%

Peter H.      71,956       6.1%   $51.5938   01/03/10  $2,334,761  $5,916,743
 Coors        76,645       6.5%   $48.4375   02/17/10  $2,334,766  $5,916,756
              15,752       1.3%   $60.5313   05/24/10  $  599,644  $1,519,616
               6,555       0.6%   $75.2188   12/22/10  $  310,082  $  785,809

W. Leo Kiely  45,790       3.9%   $51.5938   01/03/10  $1,485,751  $3,765,185
 III          48,774       4.1%   $48.4375   02/17/10  $1,485,758  $3,765,202
               9,144       0.8%   $63.1563   08/17/10  $  363,187  $  920,388

L. Don Brown  18,656       1.6%   $51.5938   01/03/10  $  605,332  $1,534,031

Timothy V.    16,959       1.4%   $51.5938   01/03/10  $  550,270  $1,394,492
 Wolf         18,065       1.5%   $48.4375   02/17/10  $  550,298  $1,394,562

(a) Grants vest one-third in each of the three successive years after the date of grant. As of December 31, 2000, the 2000 grants were 0% vested because of the one-year vesting requirement; however, they will vest 33-1/3% on the one-year anniversary of the grant dates.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Value

                                     NUMBER OF
                                     SECURITIES              VALUE OF UN-
                                   UNDERLYING UN-            EXERCISED IN-
                                   EXERCISED OPTIONS      THE-MONEY OPTIONS
           SHARES                    AT FY-END (#)             AT FY-END
         ACQUIRED ON     VALUE
          EXERCISE     REALZIED     Exer-    Unexer-     Exer-       Unexer-
NAME        (#)          (a)       cisable   cisable    cisable      cisable

Peter H.
Coors      221,256   $11,849,562   120,233   214,251   $4,668,308   $6,781,393

W. Leo
Kiely III   15,000      $544,544   158,423   178,833   $8,120,836   $5,263,142

L. Don
Brown            0             0   109,577    35,089   $6,511,526   $1,095,051

Timothy V.
Wolf        14,713      $628,026    20,983    59,912     $764,443   $1,087,457

(a) Values stated are the bargain element realized in 2000, which is the difference between the option price and the market price at the time of exercise.

IV. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

AVERAGE ANNUAL                           YEARS OF SERVICE
COMPENSATION
                            10            20            30             40

$125,000                 $25,000       $50,000       $75,000       $100,000
 150,000                  30,000        60,000        90,000        120,000
 175,000(a)               35,000        70,000       105,000        140,000(a)
 200,000(a)               40,000        80,000       120,000        160,000(a)
 225,000(a)               45,000        90,000       135,000(a)     180,000(a)
 250,000(a)               50,000       100,000       150,000(a)     200,000(a)
 275,000(a)               55,000       110,000       165,000(a)     220,000(a)
 300,000(a)               60,000       120,000       180,000(a)     240,000(a)
 325,000(a)               65,000       130,000       195,000(a)     260,000(a)
 350,000(a)               70,000       140,000(a)    210,000(a)     280,000(a)
 375,000(a)               75,000       150,000(a)    225,000(a)     300,000(a)
 400,000(a)               80,000       160,000(a)    240,000(a)     320,000(a)
 425,000(a)               85,000       170,000(a)    255,000(a)     340,000(a)
 450,000(a)               90,000       180,000(a)    270,000(a)     360,000(a)
 475,000(a)               95,000       190,000(a)    285,000(a)     380,000(a)
 500,000(a)              100,000       200,000(a)    300,000(a)     400,000(a)
 525,000(a)              105,000       210,000(a)    315,000(a)     420,000(a)
 550,000(a)              110,000       220,000(a)    330,000(a)     440,000(a)
 575,000(a)              115,000       230,000(a)    345,000(a)     460,000(a)
 600,000(a)              120,000       240,000(a)    360,000(a)     480,000(a)


(a) Maximum permissible benefit under ERISA from the qualified retirement income plan for 2000 was $135,000. Annual compensation exceeding $170,000 is not considered in computing the maximum permissible benefit under the qualified plan. The Company has a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of IRS maximums.

Annual average compensation covered by the qualified and non-qualified retirement plans and credited years of service for individuals named in
Item 11(a) are as follows:  William K. Coors - $317,420 and 61 years; Peter
H. Coors - $655,527 and 29 years; W. Leo Kiely III - $518,000 and 7 years;
L. Don Brown - $378,235 and 5 years; and Timothy V. Wolf - $343,349 and 6 years.

Our principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. In November 1998, our board of directors approved changes to one of our defined benefit pension plans. The changes were effective July 1, 1999, and will generally increase the benefits by approximately 20%. Also in conjunction with this plan amendment, a $48 million contribution was made in January 1999 and that contribution's ratio to total compensation was approximately 20%. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age
55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if: (1) the employee is at least age 62 when payments commence; or (2) the employee's age plus years of service equal at least 85 and the employee has worked for us at least 25 years. The amount of pension actuarially accrued under the pension formula is based on a single life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter
H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 2000 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $222,750, paid upon normal retirement.

V. COMPENSATION OF DIRECTORS

We adopted the Equity Compensation Plan for Non-Employee Directors (EC
Plan) effective as amended and restated August 14, 1997. The EC Plan provides for two grants of ACC's Class B common stock (non-voting) to non-employee (NE) directors. The first grant is automatic and equals 20% of the annual retainer. The second grant is elective and allows the NE directors to take a portion, or all, of the remaining annual retainer in stock. Amounts of both grants are determined by the fair market value of the shares on the date of grant. Shares received under either grant may not be sold or disposed of before completion of the annual term. We reserved 50,000 shares of stock to be issued under the EC Plan. The NE directors' annual retainer is $36,000.

In 2000, the NE members of the board of directors were paid 50% of the $36,000 annual retainer for the 1999-2000 term and 50% of the $36,000 annual retainer for the 2000-2001 term, as well as reimbursement of expenses incurred to perform their duties as directors. Directors who are our full-time employees receive $18,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other business.

VI. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Except for agreements with certain of our executive officers relating to their employment upon a change of control of our Company, we have no agreements with executives or employees providing employment for a set period. The change in control agreements, which apply to certain officers of Coors Brewing Company, generally provide that, for a period of 2 years following a change of control as defined in the agreements, the officer will be entitled to certain compensation upon certain triggering events. These events include: termination without cause, resignation for good reason, or resignation by the officer for any reason during a 30 day window beginning one year after a change of control. Upon a triggering event, officers would be paid a multiple of their annual salary and bonus, plus health, pension and life insurance benefits for additional years. For the chairman and the chief executive officer, the compensation would equal three times annual salary and bonus, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. All other officers who are party to these agreements would receive two times annual salary and bonus, plus two years equivalent benefit coverage, plus credit for two years additional service toward pension benefits.

Under our equity incentive plan, vesting of stock options held by a participant would not be accelerated upon a change of control unless the transaction were not approved by the Board. Under the agreements, if the Board is unsuccessful in negotiating a one-year exercise period for substitute options issued following a change of control, then vesting of any substitute options received by the officer from the successor company would be accelerated if the officer is terminated without cause or resigns for good reason within two years of the change of control. The agreements also contain other provisions including payment of outplacement fees, a gross-up provision for any excise tax that is triggered by payments under the CIC agreement and the reimbursement of reasonable legal fees incurred by the officer in any dispute about the agreement.

The standard severance program for officers is one year of base salary plus a prorated portion of any earned bonus for the year of severance.

Under the 1990 Equity Incentive Plan, if there is a change in our ownership, the options and restricted shares vest immediately.

VII. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Luis G. Nogales, Pamela H. Patsley, Wayne R. Sanders and Albert C. Yates served on the Compensation Committee during 2000.

VIII. AUDIT COMMITTEE REPORT

The Audit Committee of our Board of Directors is composed of four independent directors and operates under a written charter adopted by the Board of Directors. The Audit Committees' primary duties and responsibilities are to:

- monitor the integrity of our financial reporting process, the system of internal controls and significant legal matters and ethics.
- review and appraise the independence and performance of our internal auditors and independent accountants.
- provide an open avenue of communication for the independent accountants, financial and senior management, internal auditors and the Board of Directors.

The Committee held seven meetings during the fiscal year ended December 31, 2000. Discussions were held with our management and the independent auditors. Management represented to the Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with our management and the independent auditors. The Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

In addition, the Committee has discussed with the independent auditors the auditors' independence, including the matters in the written disclosures and the letter we received from the auditors, as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The fees billed by the auditors for non-audit services were also considered in the discussions of independence.

Based on the Committees' reviews and discussions referred to above, the Committee recommended that the Board of Directors include our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

Submitted by the Audit Committee,
Pamela H. Patsley (Chair)
Luis G. Nogales
Wayne R. Sanders
Albert C. Yates


IX.  INDEPENDENT PUBLIC ACCOUNTANTS' FEES

During fiscal year 2000, fees billed for professional services rendered by PricewaterhouseCoopers LLP, our independent public accountants, were as follows:

-Audit fees                                                $    623,182
-Financial information systems design and
   implementation fees                                                0
-All other fees                                               1,675,833
Total fees                                                 $  2,299,015

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)(b) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 15, 2001, as to the beneficial ownership of Class A Stock and Class B Stock by beneficial owners of more than five percent of our Class A Stock and Class B Stock, each director, our named executive officers and by all directors and executive officers as group. Unless otherwise indicated, the person or persons named have sole voting and investment power and that person's address is c/o Adolph Coors Company, 311 10th Street, P.O. Box 4030, Golden, Colorado 80401. Shares of common stock subject to options currently exercisable or exercisable within 60 days following the date of the tables are deemed outstanding for computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

                                Amount and Nature of Beneficial Ownership
                                Number of   Percent   Number of   Percent
                                Class A       of       Class B      of
Name of Beneficial Owner         Shares    Class (1)   Shares     Class (1)

Adolph Coors, Jr. Trust,
William K. Coors, Jeffrey H.
Coors, Peter H. Coors, J.
Bradford Coors and Melissa E.
Coors, trustees               1,260,000(2)   100.0%    2,940,000(2)     8.1%

William K. Coors                      0        0.0%    2,910,787(2)(3)  8.0%
Peter H. Coors                        0        0.0%    2,945,325(2)(4)  8.1%
May K. Coors Trust(5)                 0        0.0%    2,589,980        7.2%
W. Leo Kiely III                      0        0.0%      250,348(6)       *
Luis G. Nogales                       0        0.0%        2,429(7)       *
Pamela H. Patsley                     0        0.0%        1,748(7)       *
Wayne R. Sanders                      0        0.0%        5,846(7)       *
Albert C. Yates                       0        0.0%          565(7)       *
L. Don Brown                          0        0.0%       35,860(8)       *
Timothy V. Wolf                       0        0.0%       50,349(9)       *

All directors and executive
officers as a group,
including persons named above
(19 persons)                          0        0.0%   13,257,679       35.9%

*  Less than one percent.

(1) Based solely upon reports of beneficial ownership required filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities and Exchange Act of 1934, we do not believe that any other person beneficially owned, as of March 15, 2001, greater than five percent of our outstanding Class B Stock.

(2) William K. Coors and Peter H. Coors disclaim beneficial ownership of the shares held by the Adolph Coors, Jr. Trust.

(3) This includes 2,589,980 shares owned by the May K. Coors Trust of which William K. Coors disclaims beneficial ownership. It does not include an aggregate of 14,160,114 shares of Class B common stock owned by a number of other trusts that hold the shares for the benefit of certain Coors family members. William K. Coors is a beneficiary of certain of these trusts. The Commission does not require disclosure of these shares.

(4) This includes 2,589,980 shares owned by the May K. Coors Trust of which Peter H. Coors disclaims beneficial ownership. It does not include an aggregate of 4,801,691 shares of Class B common stock owned by a number of other trusts that hold the shares for the benefit of certain Coors family members. Peter H. Coors is a beneficiary of certain of these trusts. The Commission does not require disclosure of these shares. This includes 2,660 shares held in the names of Peter H. Coors's wife and some of his children, as to which he disclaims beneficial ownership. This number includes options to purchase 214,501 shares of Class B common stock exercisable within 60 days.

(5) William K. Coors, Joseph Coors, Jr., Jeffrey H. Coors and Peter H. Coors serve as co-trustees.

(6) This number includes options to purchase 235,925 shares of Class B common stock exercisable within 60 days.

(7) These shares were issued as restricted stock under our 1991 Equity Compensation Plan for Non-Employee Directors. Vesting in the restricted stock occurs at the end of the one-year term for outside directors. These numbers include the following number of shares which will vest in May 2001: Luis G. Nogales, 122; Pamela H. Patsley, 292; Wayne R. Sanders, 122; Albert C. Yates, 365.

(8) This number includes options to purchase 35,222 shares of Class B common stock exercisable within 60 days. Mr. Brown has announced his retirement effective June 2001 and is currently serving in a reduced capacity.

(9) This number includes options to purchase 47,948 shares of Class B common stock exercisable within 60 days.

(c)  Changes in Control

There are no arrangements that would later result in a change of our control.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

None.

(b)  Certain Business Relationships

In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging International Corporation. William K. Coors is a trustee of family trusts that collectively own all of our Class A voting common stock, approximately 31% of our Class B common stock, approximately 43% of Graphic Packaging's common stock and 100% of Graphic Packaging's convertible preferred stock. Peter H. Coors is also a trustee of some of these trusts.

We have a packaging supply agreement with a subsidiary of Graphic Packaging under which we purchase a large portion of our paperboard requirements. This contract expires in 2002. Our purchases under the packaging agreement in 2000 totaled approximately $112 million. We expect purchases in 2001 under the packaging agreement to be approximately $133 million.

We are also a limited partner in a real estate development partnership in which a subsidiary of Graphic Packaging is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. In 2000, we received distributions of $814,000 from this partnership.

(c)  Indebtedness of Management

No member of management or another with a direct or indirect interest in us was indebted to us in excess of $60,000 in 2000.

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




Report of Independent Accountants on
Financial Statement Schedule



To the Board of Directors and Shareholders of Adolph Coors Company:


Our audits of the consolidated financial statements referred to in our report dated February 7, 2001, appearing on page 32 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PricewaterhouseCoopers LLP

Denver, Colorado
February 7, 2001







SCHEDULE II

ADOLPH COORS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

                                    Additions
                        Balance at  charged to                Balance
                        beginning   costs and                  at end
                         of year    expenses      Deductions  of year
Allowance for doubtful                      (In thousands)
accounts

Year ended

December 31, 2000          $   55      $   84      $   -- (a)  $  139

December 26, 1999          $  299      $   53     ($  297)(a)  $   55

December 27, 1998          $  557      $   42     ($  300)(a)  $  299



Allowance for certain
claims

Year ended

December 31, 2000          $  133      $   --     ($   29)(a)  $  104

December 26, 1999          $  584      $   44     ($  495)(a)  $  133

December 27, 1998          $1,500      $  400     ($1,316)(a)  $  584



Allowance for obsolete
inventories and supplies

Year ended

December 31, 2000          $3,170      $2,664     ($2,220)(a)  $3,614

December 26, 1999          $4,986      $3,778     ($5,594)(a)  $3,170

December 27, 1998          $5,214      $4,569     ($4,797)(a)  $4,986


(a) Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(3)  Exhibits:

Exhibit  3.1   -  Amended and restated Articles of Incorporation of Adolph
                  Coors Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-3, SEC file No. 333-48194 filed October 27, 2000)

Exhibit  3.2   -  By-laws, as amended and restated in May 2000. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-3, SEC file No. 333-48194 filed October 27, 2000)

Exhibit 10.1*  -  1983 non-qualified Adolph Coors Company Stock Option Plan, as amended effective February 13, 1992. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 29, 1991)

Exhibit 10.2*  -  Adolph Coors Company 1990 Equity Incentive Plan.
                  (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 28, 1997)

Exhibit 10.3   -  Form of Coors Brewing Company Distributorship Agreement.
                  (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996)

Exhibit 10.4   -  Adolph Coors Company Equity Compensation Plan for Non-
                  Employee Directors (Incorporated by reference to Exhibit
                  10.12 to Form 10-K for the fiscal year ended December 28,
                  1997)

Exhibit 10.5   -  Distribution Agreement, dated as of October 5, 1992,
                  between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the Commission on October 6, 1992, as amended)

Exhibit 10.6   -  Revolving Credit Agreement, dated as of October 23, 1997.
                  (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 28, 1997)

Exhibit 10.7   -  Adolph Coors Company Stock Unit Plan. (Incorporated by
                  reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997)

Exhibit 10.8*  -  Adolph Coors Company 1998 Deferred Compensation Plan.
                  (Incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended December 27, 1998)

Exhibit 10.9*  -  Coors Brewing Company 2000 Annual Management Incentive
                  Compensation Plan.

Exhibit 10.10* -  1999 Amendment to Adolph Coors Company 1990 Equity
                  Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 27, 1998)

Exhibit 10.11  -  1999 Amendment to Adolph Coors Company Stock Unit Plan.
                  (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998)

Exhibit 10.12  -  1999 Amendment to Adolph Coors Company Equity Compensation
                  Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 27, 1998)

Exhibit 10.13  -  Adolph Coors Company Water Augmentation Plan. (Incorporated
                  by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)

Exhibit 10.14  -  Supply Agreement between Coors Brewing Company and Graphic
                  Packaging Corporation dated September 1, 1998.
                  (Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed November 2, 1998 by ACX Technologies, Inc., SEC file No. 001-14060)

Exhibit 10.15  -  2000 Amendment to Adolph Coors Company 1990 Equity
                  Incentive Plan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 26, 1999)

Exhibit 10.16  -  Audit Committee Charter adopted May 11, 2000.

Exhibit 10.17  -  Amendment to Adolph Coors Company Deferred Compensation
                  Plan approved February 16, 2001.

Exhibit 10.18  -  Form of change in control agreements for Chairman and for
                  Chief Executive Officer.

Exhibit 10.19  -  Form of change in control agreements for other officers.

Exhibit 10.20  -  2001 Amendment to Adolph Coors Company 1990 Equity
                  Incentive Plan approved February 16, 2001.

Exhibit 21     -  Subsidiaries of the Registrant.

Exhibit 23     -  Consent of Independent Accountants.


*Represents a management contract.


(b)  Reports on Form 8-K

None.

(c)  Other Exhibits

None.

(d)  Other Financial Statement Schedules

None.

EXHIBIT 21

ADOLPH COORS COMPANY AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT



The following table lists our significant subsidiaries and the respective jurisdictions of their organization or incorporation as of December 31, 2000. All subsidiaries are included in our consolidated financial statements.

                                                      State/country of
                                                      organization or
                Name                                  incorporation
Coors Brewing Company                                 Colorado
   Coors Distributing Company                         Colorado
   Coors Japan Company, Ltd.                          Japan
Coors Canada, Inc.                                    Canada

EXHIBIT 23

Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 33-33831 and 333-48194) and in the Registration Statements on Form S-8 (Nos. 33-35035,33-40730, 33-59979, 333-
45869 and 333-38378) of Adolph Coors Company of our report dated February 7, 2001, relating to the consolidated financial statements which appear in this Annual Report on Form 10K.

We also consent to the incorporation by reference of our report dated February 7, 2001, relating to the financial statement schedule, which appears in this Form 10K.








PricewaterhouseCoopers LLP

Denver, Colorado
March 30, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY


By  /s/ William K. Coors

       William K. Coors
       Chairman

By  /s/ Peter H. Coors

       Peter H. Coors
       President

By  /s/ Timothy V. Wolf

       Timothy V. Wolf
       Vice President and
       Chief Financial Officer
       (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ W. Leo Kiely III                   By  /s/ Luis G. Nogales


       W. Leo Kiely III                           Luis G. Nogales
       Vice President and                         Director
       Director

By  /s/ Pamela H. Patsley                  By  /s/ Wayne R. Sanders


       Pamela H. Patsley                          Wayne R. Sanders
       Director                                   Director

By  /s/ Albert C. Yates


       Albert C. Yates
       Director

March 30, 2001