Form 10-Q
period 2001-04-01
COORS ADOLPH CO
filed 2001-05-14
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended April 1, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 7, 2001:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 36,036,062 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)

                                                      Thirteen weeks ended
                                                      April 1,      March 26,
                                                         2001           2000

Sales - domestic and international                  $ 637,828      $ 596,789
Beer excise taxes                                     (94,128)       (91,360)

Net sales                                             543,700        505,429

Cost of goods sold                                   (351,153)      (326,919)

  Gross profit                                        192,547        178,510


Marketing, general and administrative expenses       (169,958)      (157,640)

  Operating income                                     22,589         20,870

Gain on sale of securities                              2,954             --

Other income - net                                      4,019          3,226

  Income before income taxes                           29,562         24,096

Income tax expense                                    (11,234)        (9,277)

  Net income                                        $  18,328      $  14,819


Net income per common share - basic                 $    0.49      $    0.40
Net income per common share - diluted               $    0.49      $    0.40


Weighted average number of outstanding
  common shares - basic                                37,203         36,663
Weighted average number of outstanding
  common shares - diluted                              37,688         37,216

Cash dividends declared and paid per
  common share                                      $   0.185      $   0.165


See notes to unaudited condensed consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                   April 1,   December 31,
                                                      2001           2000
                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $   41,965     $  119,761
  Short-term marketable securities                  38,030         72,759
  Accounts and notes receivable, net               156,628        127,078

  Inventories:
    Finished                                        62,176         40,039
    In process                                      30,768         23,735
    Raw materials                                   25,360         37,570
    Packaging materials                             11,094          8,580

  Total inventories                                129,398        109,924

  Other current assets                              63,172         68,229

    Total current assets                           429,193        497,751

Properties, at cost and net                        736,348        735,793

Long-term marketable securities                    182,736        193,675
Excess of cost over net assets of businesses
  acquired, net                                     93,517         29,446
Other assets                                       171,311        172,639

    Total assets                                $1,613,105     $1,629,304


                                                                 (Continued)


See notes to unaudited condensed consolidated financial statements.



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)

                                                   April 1,   December 31,
                                                      2001           2000
                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  184,226     $  197,726
  Accrued expenses and other liabilities           171,111        181,610

      Total current liabilities                    355,337        379,336

Long-term debt                                     105,000        105,000

Deferred tax liability                              86,105         89,986

Other long-term liabilities                        117,634        122,593

      Total liabilities                            664,076        696,915

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, $1 par
    value (authorized: 25,000,000 shares;
    issued: none)                                       --             --

    Class A common stock, voting, $1 par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    100,000,000 shares; issued: 36,048,008 in
    2001 and 35,871,121 in 2000)                     8,583          8,541

      Total capital stock                            9,843          9,801

  Paid-in capital                                   17,362         11,203
  Retained earnings                                919,558        908,123
  Accumulated other comprehensive income             2,266          3,262

      Total shareholders' equity                   949,029        932,389

Total liabilities and shareholders' equity      $1,613,105     $1,629,304


                                                               (Concluded)


See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                    Thirteen weeks ended
                                                    April 1,      March 26,
                                                       2001           2000
Cash flows from operating activities:
  Net income                                       $ 18,328       $ 14,819
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Equity in earnings of joint ventures           (9,226)        (7,517)
      Distributions from joint ventures               7,241          5,315
      Depreciation and amortization                  30,522         30,603
      Gain on sale of securities                     (2,954)            --
      Deferred income taxes                            (122)        (1,783)
  Change in operating assets and liabilities        (76,367)        (9,460)

       Net cash (used in) provided by
         operating activities                       (32,578)        31,977

Cash flows from investing activities:
  Purchases of securities                          (130,968)       (20,000)
  Sales and maturities of securities                179,135         38,800
  Additions to properties and intangible assets     (30,752)       (26,275)
  Investment in Molson USA, LLC                     (65,000)            --
  Other                                               3,106          1,635

       Net cash used in investing activities        (44,479)        (5,840)

Cash flows from financing activities:
  Issuances of stock under stock plans                9,212            479
  Purchases of stock                                 (6,055)            --
  Dividends paid                                     (6,893)        (6,061)
  Other                                               3,285             --

       Net cash used in financing activities           (451)        (5,582)

Cash and cash equivalents:
  Net (decrease) increase in cash and
    cash equivalents                                (77,508)        20,555
  Effect of exchange rate changes on
    cash and cash equivalents                          (288)          (134)
  Balance at beginning of year                      119,761        163,808

  Balance at end of quarter                        $ 41,965       $184,229

See notes to unaudited condensed consolidated financial statements.

                 ADOLPH COORS COMPANY AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2001

1. BUSINESS

Since our founding in 1873, we have been committed to producing the highest quality beers. We are incorporated in Colorado and are the third largest beer producer in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements - In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2000. The results of operations for the thirteen weeks ended April 1, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Statements of cash flows - During the first quarter of 2001 and 2000, shareholders' equity was increased by the non-cash tax effects of the issuances of stock under our stock plans of $4.1 million and $0.2 million, respectively. Also during the first quarter of 2001 and 2000, net restricted stock activity resulted in non-cash decreases to the equity accounts of $1.2 million and $0.2 million, respectively.

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3. SPECIAL CHARGES

In the second and fourth quarters of 2000, we recorded a pretax special charge, which totaled $20.6 million, related to the closure of our Spain brewery and commercial operations. Of the $20.6 million charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. Through April 1, 2001, approximately $11.2 million of severance and related closure costs were paid out, which resulted in a remaining reserve of approximately $0.1 million at April 1, 2001. We are pursuing the disposal of our remaining assets in Spain and believe adequate write-offs have been taken on these assets and that the April 1, 2001, carrying values are appropriate.

In 1999, we recorded a pretax special charge of $3.7 million for severance costs as part of a restructuring of our operations. At December 31, 2000, approximately $0.5 million of the severance reserve remained. During the first quarter of 2001, we paid out all remaining severance, and at April 1, 2001, there was no reserve remaining.

4. OTHER COMPREHENSIVE INCOME
                                                  Thirteen weeks ended
                                                  April 1,     March 26,
                                                     2001          2000
                                                     (In thousands)

Net income                                        $18,328       $14,819
Other comprehensive (expense) income, net of tax:
  Foreign currency translation adjustments            (81)         (675)
  Unrealized gain (loss) on available-for-sale
   securities and derivative instruments            1,108          (421)
  Reclassification adjustment for net (gains)
   losses realized in net income on derivative
   instruments                                     (2,023)            9
Comprehensive income                              $17,332       $13,732

5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:
                                                  Thirteen weeks ended
                                                  April 1,     March 26,
                                                     2001          2000
                                      (In thousands, except per share data)

Net income available to common shareholders       $18,328       $14,819

Weighted average shares for basic EPS              37,203        36,663
Effect of dilutive securities:
  Stock options                                       477           498
  Contingent shares not included in shares
   outstanding for basic EPS                            8            55
Weighted average shares for diluted EPS            37,688        37,216

Basic EPS                                         $  0.49       $  0.40
Diluted EPS                                       $  0.49       $  0.40

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises.

6. SUBSEQUENT EVENT

In April 2001, we entered into a new, four-year labor agreement with our Memphis plant workers, who are represented by the Teamsters. Their previous contract was set to expire on April 1, 2001. Our Memphis plant workers are the only significant employee group that has union representation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                Thirteen weeks ended
                                                April 1,         March 26,
                                                   2001              2000
                                        (In thousands, except percentages)
                                                    (Unaudited)

Net sales                               $ 543,700  100%   $ 505,429  100%
Cost of goods sold                       (351,153)  65%    (326,919)  65%

Gross profit                              192,547   35%     178,510   35%

Marketing, general and administrative
  expenses                               (169,958)  31%    (157,640)  31%

Operating income                           22,589    4%      20,870    4%

Other income - net                          6,973    1%       3,226    1%

Income before taxes                        29,562    5%      24,096    5%

Income tax expense                        (11,234)   2%      (9,277)   2%

Net income                              $  18,328    3%   $  14,819    3%


Consolidated Results of Operations

Sales and volume - Net sales increased 7.6% to $543.7 million in the first quarter of 2001, from $505.4 million in the first quarter of 2000. This increase was primarily due to a volume increase and improved revenues per barrel. In the first quarter of 2001, we sold 5,112,000 barrels of malt beverages compared to sales of 4,827,000 barrels in the first quarter of 2000, resulting in a volume increase of 5.9%. Our volume increase was driven by a build of our wholesalers' inventories in preparation for demand in the upcoming summer months. We achieved improved revenues per barrel in the first quarter of 2001 as a result of solid price increases on our products, which were partially offset by a shift in our sales mix away from some of our higher-net-revenue products.

Cost of goods sold - Cost of goods sold was $351.2 million for the first quarter of 2001, compared to $326.9 million for the same period last year. As a percent of net sales, cost of goods sold for the first quarter of 2001 was consistent with last year at 64.6% versus 64.7% for the first quarter of 2000. On a per barrel basis, cost of goods sold increased in the first quarter of 2001 compared to the same period last year. Several factors contributed to this increase and include: higher wages, aluminum and energy prices; an ongoing shift in demand toward more expensive products and packages; and additional expenses incurred related to increasing capacity. This increase in costs was partially offset by the volume leverage that we were able to achieve in the first quarter of 2001 from our inventory build to prepare for the peak summer months, along with the benefit we are now experiencing from closing our Spain brewery.

Gross profit - Gross profit increased 7.9% to $192.5 million in the first quarter of 2001, from $178.5 million in the first quarter of 2000. As a percentage of net sales, gross profit was relatively the same for the first quarter of 2001 and 2000 at 35.4% and 35.3%, respectively.

Marketing, general and administrative expenses - Marketing, general and administrative costs increased 7.8% to $170.0 million for the first quarter of 2001, from $157.6 million for the same period last year. In the first quarter, we continued to invest in our business through advertising and promotions at a rate consistent with our volume growth. The increase in general and administrative expenses was due in part to higher information systems spending in the first quarter of 2001 in preparation for a planned outsource of a significant portion of our information technology infrastructure. We also incurred charges related primarily to the write-off of certain assets.

Operating income - As a result of the factors noted above, operating income was $22.6 million for the first quarter of 2001, which represents an 8.2% or $1.7 million increase over the same period last year.

Other income - net - Net other income increased $3.8 million to $7.0 million for the first quarter of 2001, from $3.2 million for the same period last year. This increase was primarily a result of gains recognized on the sale of certain marketable securities in the first quarter of 2001 and higher net interest income in the first quarter of 2001 compared to 2000. As part of our tax strategy, we sold certain marketable securities and realized $3.0 million of capital gains on these sales. Our net interest income was higher due to higher capitalized interest as a result of more capital projects in progress during the first quarter of 2001.

Consolidated effective tax rate - Our first quarter effective tax rate was 38%, down from 38.5% for the same period last year mainly due to reduced state tax rates and foreign tax credits.

Net income - Net income for the first quarter of 2001 was $18.3 million, or $0.49 per basic and diluted share. This compares to $14.8 million, or $0.40 per basic and diluted share, for the same period last year.

Liquidity and Capital Resources

Liquidity - Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings. At April 1, 2001, we had working capital of $73.9 million, compared to $118.4 million at December 31, 2000. Cash and short-term and long-term securities totaled $262.7 million at April 1, 2001, compared to $386.2 million at December 31, 2000. The decrease in both our working capital and our cash and securities balances is primarily due to the $65 million payment to Molson in January 2001 for our 49.9% interest in Molson USA, LLC, a joint venture between Molson, Inc. and ourselves, and due to our capital expenditures in the first quarter. We believe that cash flows from operations, cash from the sale or maturity of marketable securities, all of which are highly liquid, and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of common stock under our previously-announced stock repurchase program.

Operating activities - Net cash used in operating activities was $32.6 million for the first quarter of 2001, compared to cash provided by operating activities of $32.0 million for the same period last year. The significant change in cash flows from operating activities was primarily attributable to working capital changes. Specifically, increases in our inventory and accounts receivable balances caused a decrease in operating cash flows. We increased our inventory levels in the first quarter of 2001 in order to prepare ourselves for the upcoming peak season demand, while in the first quarter of 2000, inventory levels declined and we had a challenge meeting demand for our products in the following months. Our accounts receivable balances increased in the first quarter of 2001 because year-end 2000 balances included activity from the 53rd week, which was our slowest week of the year for unit volume.

Investing activities - Net cash used in investing activities was $44.5 million for the first quarter of 2001, compared to $5.8 million for the same period last year. The increase in cash used in investing activities was due to the $65 million payment in January 2001 for our 49.9% interest in Molson USA, LLC and increased capital expenditures, primarily for capacity-related projects, in the first quarter of 2001 compared to 2000. Partially offsetting this increase was the increase in net cash provided from our investment activities of $29.4 million due to the sale of certain marketable securities in the first quarter of 2001 as part of our tax strategy. A significant portion of the proceeds from the sale of securities was reinvested into similar corporate, government agency and municipal debt instruments, and the remaining proceeds were used in our operations.

Financing activities - Net cash used in financing activities was $0.5 million for the first quarter of 2001, compared to $5.6 million for the same period last year. The primary uses were $6.1 million for purchases of Class B common stock under our stock repurchase program and dividend payments of $6.9 million, partially offset by $9.2 million cash received from the exercise of stock options under our stock option plans.

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

- If demand for our products continues to grow, we may lack the capacity needed to meet demand or we may be required to increase our capital spending significantly.

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

These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission.

Outlook

Our performance in the first quarter of 2001 benefited from volume gains achieved from a build in wholesale inventories as part of our strategy to prepare for peak-season demand. Sales-to-retail volume was down in the first quarter, partially due to overall industry softness brought on by difficult year-over-year weather comparisons and a slowing economy. Our outlook is for this trend to reverse in the upcoming months as the peak season gets underway and we experience easier year-over-year comparisons. We expect our volume trend to lag the sales-to-retail trend as a result of our first quarter wholesale inventory build. Our first quarter performance also benefited from increased beer pricing, which is expected to continue to be favorable throughout the year. The benefits we derived from volume gains and pricing in the first quarter were partially offset by geographic and product mix shift. Compared to last year, we believe that mix will not contribute as significantly to our revenue growth this year.

For fiscal year 2001, our cost of goods sold per barrel is expected to be up modestly compared to last year. The expected increase is due to increases in prices of energy, aluminum, glass and other packaging materials and due to an ongoing shift in product demand to higher-cost products and packages, including longneck bottles. Significant changes in mix or the market prices of these items could alter this outlook. Also, if sales-to-retail trends do not reverse as anticipated, this outlook could change.

Marketing, general and administrative expenses are expected to increase modestly in 2001. We continue to monitor our market opportunities with a bias to invest behind our brands and sales efforts. Incremental sales and marketing spending will be determined on an opportunity-by-opportunity basis. Beginning in 2001, we will be outsourcing a significant portion of our information technology infrastructure. We are currently evaluating the impact that this will have on general and administrative expenses and our financial position.

Net interest income growth is expected to slow because of lower interest rates and our lower cash position as a result of the $65 million payment to Molson and our planned increase in capital expenditures in 2001. However, the increase in capital expenditures will result in additional capitalized interest, which will partially offset the slower interest income growth. Of course, net interest income could be less favorable than expected if we invest a substantial portion of our cash balances in operating assets or other investments with longer-term returns, or if interest rates decline further. Also, cash may be used to repurchase additional shares of outstanding common stock as approved by our board of directors.

Our effective tax rate for 2001 is not expected to differ significantly from the 2000 effective tax rate applied to income, excluding special items. However, the level and mix of pretax income for 2001 could affect the actual rate for the year.

We have planned capital expenditures in 2001 (excluding capital improvements for our container joint ventures, which will be recorded on the books of the respective joint ventures) in the range of $200 million to $240 million for improving and enhancing our facilities, infrastructure, information systems and environmental compliance. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.


PART II.  OTHER INFORMATION

Not applicable


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





May 14, 2001





9