Form 10-Q
period 2001-07-01
COORS ADOLPH CO
filed 2001-08-10
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION PRIVATE
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended July 1, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2001:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 35,988,329 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                    Thirteen weeks ended
                                                     July 1,       June 25,
                                                       2001           2000

Sales - domestic and international                $ 809,729      $ 788,921
Beer excise taxes                                  (117,029)      (119,108)

Net sales                                           692,700        669,813

Cost of goods sold                                 (424,880)      (404,570)

  Gross profit                                      267,820        265,243

Marketing, general and administrative expenses     (194,618)      (183,632)
Special charge                                       (1,084)       (15,502)

  Operating income                                   72,118         66,109

Other income - net                                    8,102          4,378

  Income before income taxes                         80,220         70,487

Income tax expense                                  (30,368)       (22,143)

  Net income                                      $  49,852      $  48,344


Net income per common share - basic               $    1.34      $    1.32
Net income per common share - diluted             $    1.33      $    1.29


Weighted average number of outstanding
  common shares - basic                              37,284         36,712
Weighted average number of outstanding
  common shares - diluted                            37,520         37,335

Cash dividends declared and paid per
  common share                                    $   0.205      $   0.185


See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                   Twenty-six weeks ended
                                                     July 1,       June 25,
                                                       2001           2000

Sales - domestic and international               $1,447,557     $1,385,710
Beer excise taxes                                  (211,157)      (210,468)

Net sales                                         1,236,400      1,175,242

Cost of goods sold                                 (776,033)      (731,489)

  Gross profit                                      460,367        443,753

Marketing, general and administrative expenses     (364,576)      (341,272)
Special charge                                       (1,084)       (15,502)

  Operating income                                   94,707         86,979

Gain on sale of securities                            3,087             --

Other income - net                                   11,988          7,604

  Income before income taxes                        109,782         94,583

Income tax expense                                  (41,602)       (31,420)

  Net income                                     $   68,180     $   63,163


Net income per common share - basic              $     1.83     $     1.72
Net income per common share - diluted            $     1.81     $     1.69


Weighted average number of outstanding
  common shares - basic                              37,244         36,688
Weighted average number of outstanding
  common shares - diluted                            37,604         37,275

Cash dividends declared and paid per
  common share                                   $    0.390     $    0.350


See notes to unaudited condensed consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                     July 1,   December 31,
                                                       2001           2000
                                                 (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $   77,929     $  119,761
  Short-term marketable securities                  47,445         72,759
  Accounts and notes receivable, net               188,209        127,078

  Inventories:
    Finished                                        55,473         40,039
    In process                                      23,470         23,735
    Raw materials                                   14,307         37,570
    Packaging materials                              9,065          8,580

  Total inventories                                102,315        109,924

  Other current assets                              60,081         68,229

    Total current assets                           475,979        497,751

Properties, at cost and net                        767,926        735,793

Long-term marketable securities                    185,387        193,675
Investments in joint ventures                      129,031         56,342
Other assets                                       124,927        145,743

    Total assets                                $1,683,250     $1,629,304

                                                                  (Continued)

See notes to unaudited condensed consolidated financial statements.



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)

                                                    July 1,   December 31,
                                                      2001           2000
                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  210,082     $  197,726
  Accrued expenses and other liabilities           183,830        181,610

      Total current liabilities                    393,912        379,336

Long-term debt                                     105,000        105,000

Deferred tax liability                              75,837         89,986

Other long-term liabilities                        120,108        122,593

      Total liabilities                            694,857        696,915

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, no par value
    (authorized: 25,000,000 shares; issued: none)       --             --

    Class A common stock, voting, no par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    200,000,000 shares; issued: 36,004,329 in
    2001 and 35,871,121 in 2000)                     8,572          8,541

      Total capital stock                            9,832          9,801

  Paid-in capital                                   14,958         11,203
  Retained earnings                                961,764        908,123
  Accumulated other comprehensive income             1,839          3,262

      Total shareholders' equity                   988,393        932,389

Total liabilities and shareholders' equity      $1,683,250     $1,629,304

                                                                (Concluded)

See notes to unaudited condensed consolidated financial statements.


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                   Twenty-six weeks ended
                                                     July 1,      June 25,
                                                       2001          2000
Cash flows from operating activities:
  Net income                                       $ 68,180      $ 63,163
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in earnings of joint ventures          (22,498)      (19,959)
      Distributions from joint ventures              13,932        12,001
      Impairment charge                                  --         4,944
      Depreciation and amortization                  60,019        64,163
      Gain of sale of securities                     (3,087)           --
      Net gain on sale or abandonment of properties
        and intangibles                              (3,489)       (2,762)
      Deferred income taxes                         (12,901)        6,693
  Change in operating assets and liabilities        (34,272)       16,506

       Net cash provided by operating activities     65,884       144,749

Cash flows from investing activities:
  Purchases of securities                          (171,174)      (40,000)
  Sales and maturities of securities                207,925       128,817
  Additions to properties and intangible assets     (90,518)      (67,425)
  Proceeds from sales of properties                   8,313         4,522
  Investment in Molson USA, LLC                     (65,000)           --
  Other                                              13,555        (2,163)

       Net cash (used in) provided by investing
         activities                                 (96,899)       23,751

Cash flows from financing activities:
  Issuances of stock under stock plans                9,861         6,617
  Purchases of stock                                 (9,117)       (8,851)
  Dividends paid                                    (14,539)      (12,872)
  Other                                               3,737            --

       Net cash used in financing activities        (10,058)      (15,106)

Cash and cash equivalents:
  Net (decrease) increase in cash and cash
    equivalents                                     (41,073)      153,394
  Effect of exchange rate changes on
    cash and cash equivalents                          (759)         (325)
  Balance at beginning of year                      119,761       163,808

  Balance at end of quarter                        $ 77,929      $316,877

See notes to unaudited condensed consolidated financial statements.


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2001

1. BUSINESS

Since our founding in 1873, we have been committed to producing the highest quality beers. We are incorporated in Colorado and are the third-largest beer producer in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements - In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, and certain other adjustments as discussed in Note 3, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2000. The results of operations for the twenty-six weeks ended July 1, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Statements of cash flows - During the first twenty-six weeks of 2001 and 2000, shareholders' equity was increased by the non-cash tax effects of the issuances of stock under our stock plans of $4.2 million and $4.0 million, respectively. Also, net restricted stock activity resulted in non-cash decreases to the equity accounts of $1.2 million and $0.9 million during the first twenty-six weeks of 2001 and 2000, respectively.

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3. SPECIAL CHARGES

In the second quarter of 2001, we recorded a special charge of $1.1 million for incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure. On August 1, 2001, we signed a five year services agreement with EDS Information Services, LLC and will outsource our information technology infrastructure to them. We expect to incur additional charges in the third quarter of 2001 in the range of $12 to $15 million as we finalize this transition. We believe that the outsourcing of our information technology infrastructure will allow us to focus even more effectively on our core business of producing, marketing and selling malt beverages while stabilizing information technology costs. The outsource will give us the expertise and resources of a world class technology provider, which will assist in improving disciplines and efficiencies in this important aspect of our business.

In the second and fourth quarters of 2000, we recorded a pretax special charge, which totaled $20.6 million, related to the closure of our Spain brewery and commercial operations. Of the $20.6 million charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. All severance and related closure costs were paid out by July 1, 2001. We are pursuing the disposal of our remaining assets in Spain and believe adequate write-offs have been taken on these assets and that the July 1, 2001, carrying values are appropriate.

4. OTHER COMPREHENSIVE INCOME

                               Thirteen weeks ended  Twenty-six weeks ended
                                 July 1,   June 25,     July 1,   June 25,
                                   2001       2000        2001       2000
                                             (In thousands)

Net income                      $49,852    $48,344     $68,180    $63,163

Other comprehensive income
 (expense), net of tax:
  Foreign currency translation
   adjustments                      603      1,779         522      1,105
  Unrealized (loss) gain on
   available-for-sale securities
   and derivative instruments      (175)    (1,597)        933     (1,991)
  Reclassification adjustment
   for net gains realized in
   net income on derivative
   instruments                     (855)    (1,029)     (2,878)    (1,048)

Comprehensive income            $49,425    $47,497     $66,757    $61,229


5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                              Thirteen weeks ended   Twenty-six weeks ended
                               July 1,     June 25,    July 1,     June 25,
                                 2001         2000       2001         2000
                                   (In thousands, except per share data)
Net income available to
  common shareholders         $49,852      $48,344    $68,180      $63,163

Weighted average shares
  for basic EPS                37,284       36,712     37,244       36,688

Effect of dilutive securities:
  Stock options                   230          564        353          528
  Contingent shares not
   included in shares
   outstanding for basic EPS        6           59          7           59

Weighted average shares
  for diluted EPS              37,520       37,335     37,604       37,275

Basic EPS                     $  1.34      $  1.32    $  1.83      $  1.72
Diluted EPS                   $  1.33      $  1.29    $  1.81      $  1.69

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We do not expect this statement to have a material effect on our financial position or results of operations. SFAS 142, which will be effective for us beginning in the first quarter of fiscal 2002, requires goodwill and intangible assets that have indefinite lives to not be amortized but to be reviewed annually for impairment, or more frequently if impairment indicators arise. We are currently evaluating the impact that the implementation of this statement will have on our financial statements.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        Thirteen weeks ended            Twenty-six weeks ended
                       July 1,        June 25,           July 1,       June 25,
                         2001            2000              2001           2000
                                 (In thousands, except percentages)
                                            (Unaudited)

Net Sales       $ 692,700 100%  $ 669,813 100%  $1,236,400 100% $1,175,242 100%
Cost of goods
 sold            (424,880) 61%   (404,570) 60%   (776,033)  63%   (731,489) 62%

Gross profit      267,820  39%    265,243  40%    460,367   37%    443,753  38%

Other operating
  expenses:
Marketing, general
 and administrative
 expenses        (194,618) 28%   (183,632) 27%   (364,576)  29%   (341,272) 29%
Special charges    (1,084)  --    (15,502)  2%     (1,084)   --    (15,502)  1%

Operating income   72,118  10%     66,109  10%     94,707    8%     86,979   7%

Other income - net  8,102   1%      4,378   1%     15,075    1%      7,604   1%

Income before
 Taxes             80,220  12%     70,487  11%    109,782    9%     94,583   8%

Income tax expense(30,368)  4%    (22,143)  3%    (41,602)   3%    (31,420)  3%

Net income      $  49,852   7%  $  48,344   7% $   68,180    6% $   63,163   5%


Consolidated Results of Operations

Sales and volume - Net sales increased 3.4% in the second quarter of 2001 and 5.2% in the first twenty-six weeks of 2001, compared to the same periods last year. Second quarter 2001 net sales of $692.7 million were $22.9 million higher than the second quarter of 2000 due primarily to improved revenues per barrel and due to a slight increase in unit volume. The increase in revenues per barrel was mainly due to solid domestic price increases and a shift in geographic mix toward markets with lower excise taxes, partially offset by a shift in our sales mix away from some of our higher-net-revenue products. Our unit volume sales were up 0.5% in the second quarter of 2001 compared to the second quarter of 2000. As we expected, our wholesaler inventory build in the first quarter of 2001 resulted in a lower volume growth rate in the second quarter of 2001 than we would have otherwise experienced. We sold 6,424,000 barrels of malt beverages in the second quarter of 2001 compared to sales of 6,389,000 barrels in the second quarter of 2000. Year-to-date net sales of $1,236.4 million, a $61.2 million increase over the same period last year, were impacted by the same factors that impacted the second quarter of 2001. We sold 11,536,000 barrels in the first half of 2001 compared to 11,216,000 in the same period last year. Our year-to-date volume growth of 2.9% over the same period last year was driven by a reduction in wholesaler inventories below seasonal levels a year ago.

Cost of goods sold - Cost of goods sold was $424.9 million for the second quarter of 2001 and $776.0 million year-to-date, compared to $404.6 million and $731.5 million, respectively, for the same periods last year. As a percentage of net sales, cost of goods sold was 61.3% and 62.8% for the second quarter and year-to-date 2001, respectively, compared to 60.4% and 62.2% for the same periods last year. On a per barrel basis, cost of goods sold increased 4.5% in the second quarter of 2001 compared to the same period last year. This increase is a result of several factors, including: higher packaging costs for glass bottles and aluminum cans as well as the ongoing mix shift toward sales of more-expensive products and packages, higher natural gas costs, higher labor costs and additional expenses incurred related to increasing capacity. The increase in cost per barrel was partially offset by distribution efficiencies that we began to experience as a result of enhancements to our information systems and processes, and was also partially offset by the benefit that we are now experiencing from closing our Spain brewery. Cost of goods sold per barrel for the twenty-six weeks ended July 1, 2001 increased 3.2% over the same period last year for the same reasons.

Gross profit - Gross profit increased 1% to $267.8 million in the second quarter of 2001, from $265.2 million in the second quarter of 2000. Year-to-date gross profit increased 3.7% to $460.4 million compared to $443.8 million for the same period last year.

Marketing, general and administrative expenses - Marketing, general and administrative expenses increased 6% to $194.6 million for the second quarter of 2001, from $183.6 million for the same period last year. In the second quarter of 2001, we incurred higher marketing expense as a result of the timing of our obligations on large advertising contracts this year compared to last year. Our actual second quarter advertising and promotional spending remained relatively consistent with the second quarter last year. General and administrative expenses were higher in the second quarter of 2001 compared to the second quarter of 2000 primarily due to the timing of when wage increases occurred this year versus last year and due to an increase in the amount of information systems projects underway compared to the same period last year. Year-to-date marketing, general and administrative expenses increased 6.8% to $364.6 million for the twenty-six weeks ended July 1, 2001, from $341.3 million for same period last year for essentially the same reasons.

Special charges - In the second quarter of 2001, we recorded a special charge of $1.1 million for incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure. On August 1, 2001, we signed a five year services agreement with EDS Information Services, LLC and will outsource our information technology infrastructure to them. We expect to incur additional charges in the third quarter of 2001 in the range of $12 to $15 million as we finalize this transition. We believe that the outsourcing of our information technology infrastructure will allow us to focus even more effectively on our core business of producing, marketing and selling malt beverages while stabilizing information technology costs. The outsource will give us the expertise and resources of a world class technology provider, which will assist in improving disciplines and efficiencies in this important aspect of our business.

In the second and fourth quarters of 2000, we recorded a pretax special charge, which totaled $20.6 million, related to the closure of our Spain brewery and commercial operations. Of the $20.6 million charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. All severance and related closure costs were paid by July 1, 2001.

Operating income - As a result of the factors noted above, operating income including special charges was $72.1 million for the second quarter of 2001, up 9.1% from $66.1 million in the second quarter of 2000. Year-to-date operating income including special charges increased 8.9% to $94.7 million compared to $87.0 million for the same period last year. Excluding special charges, operating income decreased 10.3% in the second quarter of 2001 and was $73.2 million compared to $81.6 million in the second quarter of 2000. Year-to-date operating income, excluding special charges, decreased 6.5% to $95.8 million compared to $102.5 million for the same period last year.

Other income - net - Net other income of $8.1 million in the second quarter of 2001 increased $3.7 million from $4.4 million in the second quarter of 2000. The increase was primarily due to a $2.9 million gain realized on the sale of one of our company owned distributorships. We also had higher net interest income in the second quarter of 2001 due to higher capitalized interest as a result of more capital projects in process. Year-to-date net other income increased $7.5 million to $15.1 million for the same reasons and also due to gains recognized on the sale of certain marketable securities, primarily in the first quarter, as part of our tax strategy.

Consolidated effective tax rate - Our second quarter 2001 effective tax rate including special charges was 37.9% compared to 31.4% for the same period last year. Excluding special charges, the second quarter effective tax rate was 37.9% in both 2001 and 2000. The year-to-date effective tax rate including special charges was 37.9% compared to 33.2% for the same period last year. Excluding special charges, the year-to-date effective tax rate was 37.9% compared to 38% for the same period last year. The decrease in the year-to-date rate in 2001, excluding special charges, is primarily due to reduced state tax rates and foreign tax credits.

Net income - Including special charges, net income was $49.9 million for the second quarter of 2001,or $1.34 and $1.33 per basic and diluted share, respectively. This compares to net income (including special charges) of $48.3 million, or $1.32 and $1.29 per basic and diluted share, respectively, for the second quarter of 2000. Year-to-date net income (including special charges) was $68.2 million or $1.83 and $1.81 per basic and diluted share, respectively, compared to $63.2 million or $1.72 and $1.69 per basic and diluted share, respectively, for the same period last year. Excluding special charges, net income for the second quarter of 2001 was $50.5 million or $1.36 and $1.35 per basic and diluted share, respectively, compared to second quarter 2000 net income of $53.4 million or $1.46 and $1.43 per basic and diluted share, respectively. Year-to-date net income (excluding special charges) was $68.8 million or $1.85 and $1.83 per basic and diluted share, respectively. This compares to net income (excluding special charges) of $68.3 million or $1.86 and $1.83 per basic and diluted share, respectively, for the same period last year.

Liquidity and Capital Resources

Liquidity - Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings. At July 1, 2001, we had working capital of $82.1 million, compared to $118.4 million at December 31, 2000. Cash and short-term and long-term marketable securities totaled $310.8 million at July 1, 2001, compared to $386.2 million at December 31, 2000. The $36.3 million decrease in working capital and the $75.4 million decrease in our cash and short-term and long-term marketable securities balances from December 31, 2000 is primarily due to the $65 million payment made to Molson in January 2001 for our 49.9% interest in Molson USA, LLC, a joint venture between Molson, Inc. and ourselves, and due to our capital expenditures in the first half of 2001. We believe that cash flows from operations, cash from the sale or maturity of marketable securities, all of which are highly liquid, and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and potential repurchases of common stock under our previously-announced stock repurchase program.

Operating activities - Net cash provided by operating activities was $65.9 million for the first half of 2001, compared to $144.7 million for the same period last year. The $78.8 million decrease in cash provided by operating activities was primarily due to changes in our accounts receivable and deferred tax balances. Our accounts receivable balances increased over year-end 2000 balances due to higher sales volume in the second quarter of 2001 and due to year-end 2000 balances being lower because they included activity from the 53rd week, which was our slowest week last year for unit volume. Our net deferred tax liability decreased from year-end 2000 due to the realization of certain tax benefits.

Investing activities - Net cash used in investing activities was $96.9 million for the first half of 2001, compared to net cash provided by investing activities of $23.8 million for the same period last year. The current year cash use was due to the $65 million payment in January 2001 for our 49.9% interest in Molson USA, LLC and year-to-date capital expenditures of $90.5 million, primarily for capacity related projects. Partially offsetting the cash use was the net cash provided by our investment activities and proceeds from the sale of properties. During the first half of 2001 we sold certain marketable securities as part of our tax strategy. A significant portion of the proceeds from the sale of securities was reinvested into similar corporate, government agency and municipal debt instruments, and the remaining proceeds were used in our operations. The net cash provided by investing activities of $23.8 million for the first twenty-six weeks of 2000 was primarily due to maturities of investments, $88.8 million of which had not yet been reinvested in marketable securities by the end of the second quarter of 2000, but rather was classified as cash and cash equivalents at June 25, 2000. Capital expenditures of $67.4 million in the first twenty-six weeks of 2000 partially offset the net cash provided by investment maturities.

Financing activities - Net cash used in financing activities was $10.1 million for the first half of 2001, compared to $15.1 million for the same period last year. The primary uses were $9.1 million for purchases of Class B common stock under our stock repurchase program and dividend payments of $14.5 million, partially offset by $9.9 million cash received from the exercise of stock options under our stock option plans.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "industry forces," "strategies," "goals" and similar words. These forward-looking statements may include, among others, statements concerning our outlook for 2001 and beyond, overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and their anticipated results, our expectations for funding our 2001 capital expenditures and operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the expectations we describe in our forward-looking statements. We disclaim any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

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

- If our suppliers are unable or unwilling to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

- The government may adopt regulations that could conceivably increase our costs or liabilities or could limit our business activities.

- If the social acceptability of our products declines, or if litigation is directed at the alcoholic beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

- Any significant shift in packaging preferences in the beer industry, particularly by consumers, could increase our costs disproportionately and could limit our ability to meet consumer demand.

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

Outlook

Our performance in the first half of 2001 benefited from strong domestic pricing and from modest volume gains. We expect the beer pricing environment to continue to be favorable in the second half of the year. Our volume gains in the first half of the year were driven by the reduction of wholesaler inventories below normal seasonal levels a year ago to meet demand. Sales-to-retail volume declined in the first half of the year, on a calendar-adjusted basis, partially a result of a slowing economy, colder weather and new market entries into the malt-based beverage category that are getting attention in the marketplace. Our volume trends in the second half of 2001 will be challenged if sales-to-retail trends do not reverse. Also, our volume trends will be affected by our wholesalers starting the third quarter with normal seasonal inventories, compared to last year when our wholesalers started the third quarter at 350,000 barrels below normal levels.

We expect our cost of goods sold per barrel for the full fiscal year 2001 to be up modestly from 2000. However, the growth rate of cost of goods sold per barrel in the second half of 2001 will depend largely on the sales volume and related volume leverage that we are able to achieve. The expected full year increase is largely due to increases in prices of energy, aluminum, glass and other packaging materials, additional capacity related costs, including higher labor costs, and due to the continuing shift in consumer product demand to higher-cost products and packages, including longneck bottles. We expect the increase in cost of goods per barrel to be partially offset by benefits from closing our Spain brewery in 2000 and from improvements in our distribution costs. Significant changes in package or product mix or market prices could alter our outlook for cost of goods sold per barrel.

Marketing, general and administrative expenses are expected to increase modestly in 2001. We continue to make investments in our organization and continue to monitor our market opportunities, investing in our brands and sales efforts as deemed appropriate. Sales and marketing spending will be determined on an opportunity-by-opportunity basis.

Net interest income should continue its favorable trends, but at a slower rate because of lower interest rates and our lower cash position as a result of the $65 million payment to Molson and our planned increase in capital expenditures in 2001. The increase in capital expenditures will result in additional capitalized interest, which will partially offset the slower interest income growth. Of course, net interest income could be less favorable than expected if we invest a substantial portion of our cash balances in operating assets or other investments with longer-term returns, or if interest rates decline further. Also, cash may be used to repurchase additional shares of outstanding common stock under our stock repurchase program.

Our effective tax rate for the rest of 2001 is not expected to differ significantly from the rate applied to income during the first half of the year. However, the level and mix of pretax income for 2001 could affect the actual rate for the year.

We expect full year 2001 capital expenditures (excluding capital improvements for our container joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $240 million. The incremental spending over last year's level primarily relates to production capacity expansion, systems for improving our business performance and enhancements of our infrastructure. We anticipate that our 2002 capital spending will be significantly lower than our 2001 spending. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2001, a special meeting of shareholders was held to vote on the following six proposals:

1. To increase the number of authorized Class B shares that may be issued and to eliminate the par value of the Class A and preferred shares;

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
30,514,949   2,567,382   114,241     0


2. To require equal dividends on Class A and Class B common stock and allow us to distribute stock dividends to the holders of Class A common stock in the form of shares of Class B common stock;

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
30,839,770   360,117     129,231     1,867,454

3. To authorize our board of directors to grant limited voting rights if the board ever designates classes of our authorized preferred stock;

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
21,793,645   9,382,267   153,205     1,867,455

4. To establish a majority vote to approve all matters submitted to the shareholders, instead of the two-thirds vote currently required for extraordinary matters;

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
30,878,729   342,087     108,300     1,867,456

5. To convert the Class B common stock into voting stock if and for so long as there are no shares of Class A common stock outstanding; and

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
30,955,535   228,280     145,303     1,867,454

6. To permit internal asset transfers to entities wholly owned by us without obtaining a vote of the Class B shareholders.

The results of the voting were as follows:

For:         Against:    Abstain:    Broker Non-Vote:
22,890,722   8,296,166   142,229     1,867,454


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADOLPH COORS COMPANY




                                  By /s/ Ronald A. Tryggestad

                                  Ronald A. Tryggestad
                                  Vice President and Controller
                                 (Principal Accounting Officer)



August 10, 2001







18