Form 10-Q
period 2001-09-30
COORS ADOLPH CO
filed 2001-11-08
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2001:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 34,860,150 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                  Thirteen weeks ended
                                               September 30,  September 24,
                                                       2001           2000

Sales - domestic and international                $ 742,654      $ 773,535
Beer excise taxes                                  (107,991)      (116,459)

Net sales                                           634,663        657,076

Cost of goods sold                                 (402,306)      (413,314)

  Gross profit                                      232,357        243,762

Marketing, general and administrative expenses     (179,537)      (197,702)
Special (charge) credit                             (17,673)         5,442

  Operating income                                   35,147         51,502

Gain on sale of distributorship                      23,692             --
Other income - net                                    3,878          4,131

  Income before income taxes                         62,717         55,633

Income tax expense                                  (23,801)       (21,141)

  Net income                                      $  38,916      $  34,492


Net income per common share - basic               $    1.05      $    0.94
Net income per common share - diluted             $    1.05      $    0.92


Weighted average number of outstanding
  common shares - basic                              37,072         36,861
Weighted average number of outstanding
  common shares - diluted                            37,237         37,557

Cash dividends declared and paid per
  common share                                    $   0.205      $   0.185


See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                 Thirty-nine weeks ended
                                               September 30,  September 24,
                                                       2001           2000

Sales - domestic and international               $2,190,211     $2,159,245
Beer excise taxes                                  (319,148)      (326,927)

Net sales                                         1,871,063      1,832,318

Cost of goods sold                               (1,178,339)    (1,144,803)

  Gross profit                                      692,724        687,515

Marketing, general and administrative expenses     (544,113)      (538,974)
Special charge                                      (18,757)       (10,060)

  Operating income                                  129,854        138,481

Gains on sales of distributorships                   26,592          1,000
Gains on sales of securities                          3,572             --
Other income - net                                   12,481         10,735

  Income before income taxes                        172,499        150,216

Income tax expense                                  (65,403)       (52,561)

  Net income                                     $  107,096     $   97,655


Net income per common share - basic              $     2.88     $     2.66
Net income per common share - diluted            $     2.86     $     2.61


Weighted average number of outstanding
  common shares - basic                              37,186         36,745
Weighted average number of outstanding
  common shares - diluted                            37,482         37,371

Cash dividends declared and paid per
  common share                                   $    0.595     $    0.535


See notes to unaudited condensed consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                              September 30,   December 31,
                                                      2001           2000
                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $   47,541     $  119,761
  Short-term marketable securities                  61,722         72,759
  Accounts and notes receivable, net               154,507        127,078

  Inventories:
    Finished                                        37,933         40,039
    In process                                      22,094         23,735
    Raw materials                                   43,323         37,570
    Packaging materials                             18,862          8,580

  Total inventories                                122,212        109,924

  Other current assets                              62,974         68,229

    Total current assets                           448,956        497,751

Properties, at cost and net                        813,851        735,793

Long-term marketable securities                    191,314        193,675
Investments in joint ventures                       97,805         56,342
Other assets                                       126,799        145,743

    Total assets                                $1,678,725     $1,629,304

                                                                  (Continued)

See notes to unaudited condensed consolidated financial statements.



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)

                                              September 30,   December 31,
                                                      2001           2000
                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  164,186     $  197,726
  Accrued expenses and other liabilities           231,743        181,610
  Current portion of long-term debt                 80,000             --

      Total current liabilities                    475,929        379,336

Long-term debt                                      25,000        105,000

Deferred tax liability                              71,093         89,986

Other long-term liabilities                        130,845        122,593

      Total liabilities                            702,867        696,915

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, no par value
    (authorized: 25,000,000 shares; issued: none)       --             --

    Class A common stock, voting, no par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    200,000,000 shares; issued: 35,191,150 in
    2001 and 35,871,121 in 2000)                     8,379          8,541

      Total capital stock                            9,639          9,801

  Paid-in capital                                       --         11,203
  Retained earnings                                970,860        908,123
  Accumulated other comprehensive (loss) income     (4,641)         3,262

      Total shareholders' equity                   975,858        932,389

Total liabilities and shareholders' equity      $1,678,725     $1,629,304

                                                                (Concluded)

See notes to unaudited condensed consolidated financial statements.


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                 Thirty-nine weeks ended
                                               September 30, September 24,
                                                       2001          2000
Cash flows from operating activities:
  Net income                                       $107,096      $ 97,655
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net earnings of joint ventures      (36,086)      (32,676)
      Distributions from joint ventures              28,945        38,408
      Impairment charge                               5,991         4,944
      Depreciation and amortization                  89,998        95,990
      Gains on sales of securities                   (3,572)           --
      Net gains on sale or abandonment of
        properties and intangibles                  (24,261)       (3,619)
      Deferred income taxes                         (19,141)       21,738
  Change in operating assets and liabilities          2,646       (25,286)

       Net cash provided by operating activities    151,616       197,154

Cash flows from investing activities:
  Purchases of securities                          (210,527)     (314,690)
  Sales and maturities of securities                230,559       150,318
  Additions to properties and intangible assets    (157,918)      (87,709)
  Proceeds from sales of properties                  19,013         4,568
  Investment in Molson USA, LLC                     (65,000)           --
  Other                                              10,781        (7,184)

       Net cash used in investing activities       (173,092)     (254,697)

Cash flows from financing activities:
  Issuances of stock under stock plans                9,904        12,045
  Purchases of stock                                (39,913)      (19,989)
  Dividends paid                                    (22,136)      (19,720)
  Other                                               1,608        (3,468)

       Net cash used in financing activities        (50,537)      (31,132)

Cash and cash equivalents:
  Net decrease in cash and cash equivalents         (72,013)      (88,675)
  Effect of exchange rate changes on
    cash and cash equivalents                          (207)         (325)
  Balance at beginning of year                      119,761       163,808

  Balance at end of quarter                        $ 47,541      $ 74,808

See notes to unaudited condensed consolidated financial statements.


                   ADOLPH COORS COMPANY AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001

1. BUSINESS

Since our founding in 1873, we have been committed to producing the highest quality beers. We are incorporated in Colorado and are the third-largest beer producer in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements - In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, and certain other adjustments as discussed in Note 3, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2000. The results of operations for the thirty-nine weeks ended September 30, 2001, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Significant non-cash transactions - During the first thirty-nine weeks of 2001 and 2000, shareholders' equity was increased by the non-cash tax effects of the issuances of stock under our stock plans of $4.2 million and $7.4 million, respectively. Net restricted stock activity resulted in non-cash decreases to the equity accounts of $1.2 million and $1.1 million during the first thirty-nine weeks of 2001 and 2000, respectively. Also, at September 30, 2001, shareholders' equity includes the non-cash effects of stock repurchases of $6.7 million. There was a corresponding payable for this amount in our September 30, 2001 balance sheet.

During the third quarter of 2001, we finalized our contract with EDS Information Services, LLC to outsource certain functions of our information technology infrastructure. This transition to EDS included the sale and leaseback of certain assets, resulting in a non-cash capital lease transaction of approximately $10.2 million.

In the third quarter of 2001, we dissolved our can and end joint venture. As part of the dissolution, we bought out the other partner's equity interest, resulting in a payable of approximately $16 million at September 30, 2001, and the assumption of certain inventory, fixed assets and trade payables.

In September 2001, we sold a company-owned distributorship resulting in a pre-tax gain of approximately $23.7 million. At September 30, 2001, we had a receivable on our balance sheet of approximately $42.5 million related to the sale.

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3. SPECIAL CHARGES

In the third quarter of 2001, we recorded special charges of $17.7 million. Of the total charge, $8.1 million related to impairment charges on certain fixed assets (having combined book values of $24.8 million prior to impairment), primarily in connection with the outsourcing of certain functions of our information technology infrastructure to EDS Information Services, LLC. Special charges of $4.8 million related to other incremental costs that were incurred as part of finalizing our contract with EDS. We believe that this outsource will allow us to focus more on our core business while having access to the expertise and resources of a world-class technology provider. Our third quarter special charges also included $3.0 million related to the dissolution of our existing can and end joint venture as part of a restructuring of this part of our business. We have signed a letter of intent to enter into a similar joint venture agreement with Ball Corporation, which we believe will allow us to achieve operational efficiencies. Finally, in the third quarter of 2001, we recorded $1.8 million of severance costs for approximately 25 employees, primarily due to restructuring our purchasing organization. We expect all related severance to be paid out by the second quarter of 2002. We continue to evaluate our entire supply chain, with the goal of becoming a more competitive and efficient organization.

Year-to-date 2001 special charges of $18.8 million include the $1.1 million charge taken in the second quarter of 2001 related to the outsourcing of our information technology infrastructure, in addition to the third quarter charges.

In the third quarter of 2000, we received approximately $5.4 million related to an insurance claim settlement; this credit was classified as a special item in the income statement. Special charges (net) through the third quarter of 2000 include the insurance claim settlement and charges related to the closure of our Spain brewing and commercial operations. In the second and fourth quarters of 2000, we recorded a total pretax special charge of $20.6 million related to the closure of our Spain brewing and commercial operations. Of the total charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. All severance and related closure costs were paid by July 1, 2001. We are pursuing the disposal of our remaining assets in Spain and believe adequate write-offs have been taken on these assets and that the September 30, 2001, carrying values are appropriate.


4. OTHER COMPREHENSIVE INCOME

                       Thirteen weeks ended      Thirty-nine weeks ended
                   September 30, September 24,  September 30, September 24,
                           2001          2000           2001          2000
                                       (In thousands)
Net income              $38,916       $34,492       $107,096       $97,655

Other comprehensive
 income (expense),
 net of tax:
  Foreign currency
   translation
   adjustments             (520)          109              2         1,214
  Unrealized (loss)
   gain on available-
   for-sale securities
   and derivative
   instruments           (4,719)        1,896         (3,786)          (94)
  Reclassification
   adjustment for net
   gains realized in
   net income on
   derivative
   instruments           (1,241)       (1,213)        (4,119)       (2,261)

Comprehensive income    $32,436       $35,284        $99,193       $96,514

5. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                      Thirteen weeks ended        Thirty-nine weeks ended
                   September 30, September 24,  September 30, September 24,
                           2001          2000           2001          2000
                             (In thousands, except per share data)
Net income available to
  common shareholders   $38,916       $34,492       $107,096       $97,655

Weighted average shares
  for basic EPS          37,072        36,861         37,186        36,745
Effect of dilutive
 securities:
  Stock options             159           638            289           567
  Contingent shares not
   included in shares
   outstanding for
   basic EPS                  6            58              7            59
Weighted average shares
  for diluted EPS        37,237        37,557         37,482        37,371

Basic EPS               $  1.05       $  0.94       $   2.88       $  2.66
Diluted EPS             $  1.05       $  0.92       $   2.86       $  2.61

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Stock options to purchase 3,268 shares of common stock were not included in the computation of third quarter 2001 earnings per share because the stock options' exercise prices were greater than the average market price of the common shares.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for us beginning in the first quarter of 2002, and we are evaluating the impact, if any, that the implementation will have on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Thirteen weeks ended               Thirty-nine weeks ended
               September 30,    September 24,     September 30,   September 24,
                       2001             2000              2001            2000
                               (In thousands, except percentages)
                                        (Unaudited)

Net Sales      $ 634,663 100%  $ 657,076 100%   $1,871,063 100% $1,832,318 100%
Cost of goods
 sold           (402,306) 63%   (413,314) 63%   (1,178,339) 63% (1,144,803) 62%

Gross profit     232,357  37%    243,762  37%      692,724  37%    687,515  38%

Other operating expenses:
Marketing,
 general and
 administrative
 expenses       (179,537) 28%   (197,702) 30%     (544,113) 29%   (538,974) 29%
Special charges  (17,673)  3%      5,442   1%      (18,757)  1%    (10,060)  1%

Operating income  35,147   6%     51,502   8%      129,854   7%    138,481   8%

Gains on sales of
 distributorships 23,692   4%         --   --       26,592   1%      1,000   --
Other income
 - net             3,878   1%      4,131   1%       16,053   1%     10,735   1%

Income before
 taxes            62,717  10%     55,633   8%      172,499   9%    150,216   8%

Income tax
 expense         (23,801)  4%    (21,141)  3%      (65,403)  4%    (52,561)  3%

Net income     $  38,916   6%  $  34,492   5%   $  107,096   6% $   97,655   5%


Consolidated Results of Operations

Sales and volume - Net sales decreased $22.4 million, or 3.4%, in the third quarter of 2001 compared to the same period last year, while year-to-date net sales increased 2.1% compared to the same period last year. The $22.4 million decrease in the third quarter 2001 net sales of $634.7 million compared to the third quarter 2000 net sales of $657.1 million was due to a decrease in unit volume and unfavorable mix shifts, partially offset by higher revenues per barrel. We sold 5,903,000 barrels of malt beverages in the third quarter of 2001 versus 6,236,000 barrels in the third quarter of 2000. The decrease in unit volume was primarily attributable to a 350,000 barrel wholesale inventory build in the third quarter last year to bring inventories to desired levels. In the current year, wholesalers started and ended the third quarter with normal seasonal inventories. During the third quarter of 2001, there was a continued mix shift away from some of our higher-net-revenue products and geographies. The decrease in volume and unfavorable mix shifts were partially offset by higher revenues per barrel as a result of modest domestic price increases taken during the past year. Year-to-date net sales of $1,871.1 million, a $38.7 million increase over the same period last year, were primarily the result of price increases taken during the past year. Our year-to-date sales of 17,439,000 barrels were down slightly from 17,452,000 barrels sold in the comparable period last year.

Cost of goods sold - Cost of goods sold was $402.3 million for the third quarter of 2001 and $1,178.3 million year-to-date, compared to $413.3 million and $1,144.8 million, respectively, for the same periods last year. As a percentage of net sales, cost of goods sold was 63.4% and 63.0% for the third quarter and year-to-date 2001, respectively, compared to 62.9% and 62.5%, for the same periods in 2000. On a per barrel basis, cost of goods sold increased 2.8% in the third quarter of 2001 versus 2000. This increase was largely a result of not being able to achieve the same fixed cost leverage in the third quarter as last year due to the volume decline. Other factors contributing to the increase in the third quarter cost of goods sold per barrel include: higher packaging costs for glass bottles and aluminum cans and higher labor costs. This increase was partially offset by continued distribution efficiencies from enhancements made to our information systems and processes, as well as benefits we experienced this year from closing our Spain brewing and commercial operations in late 2000. Year-to-date cost of goods sold per barrel increased 3.0% compared to the same period last year for primarily the same reasons, other than fixed cost leverage.

Marketing, general and administrative expenses - Marketing, general and administrative expenses of $179.5 million in the third quarter of 2001 decreased $18.2 million, or 9.2%, compared to the same period last year. A significant portion of the decrease was due to the timing of recording marketing-related expenses this year versus last year. We account for our marketing expenses under sales-curve accounting which records expense based on actual barrels sold in proportion to the full-year forecast. In the third quarter of 2000, we made the decision to invest significant incremental media dollars in Monday Night Football, and our third quarter last year was burdened with a majority of those dollars. In 2001, we included Monday Night Football media in our annual forecast, causing the expense to be spread over the year, resulting in less of an impact to the third quarter versus last year. Also, in the third quarter of 2001, we slightly lowered our annual forecast for marketing spending, partially because of a reduction in the cost of media, and this resulted in a decrease in marketing expense in the third quarter. Our full-year marketing forecast remains relatively comparable to last year. The decrease in the third quarter marketing expense was slightly offset by an increase in general and administrative expenses due to higher labor and information systems costs. Year-to-date marketing, general and administrative expenses of $544.1 million increased $5.1 million compared to the same period last year. The 1.0% increase in year-to-date marketing, general and administrative expenses was due to an increase in general and administrative expenses for the same reasons as the third quarter increase.

Special charges - In the third quarter of 2001, we recorded special charges of $17.7 million. Of the total charge, $8.1 million related to impairment charges on certain fixed assets (having combined book values of $24.8 million prior to impairment), primarily in connection with the outsourcing of certain functions of our information technology infrastructure to EDS Information Services, LLC. Special charges of $4.8 million related to other incremental costs that were incurred as part of finalizing our contract with EDS. We believe that this outsource will allow us to focus more on our core business while having access to the expertise and resources of a world-class technology provider. Our third quarter special charges also included $3.0 million related to the dissolution of our existing can and end joint venture as part of a restructuring of this part of our business. We have signed a letter of intent to enter into a similar joint venture agreement with Ball Corporation, which we believe will allow us to achieve operational efficiencies. Finally, in the third quarter of 2001, we recorded $1.8 million of severance costs for approximately 25 employees, primarily due to restructuring our purchasing organization. We expect all related severance to be paid out by the second quarter of 2002. We continue to evaluate our entire supply chain, with the goal of becoming a more competitive and efficient organization.

Year-to-date 2001 special charges of $18.8 million include the $1.1 million charge taken in the second quarter of 2001 related to the outsourcing of our information technology infrastructure, in addition to the third quarter charges.

In the third quarter of 2000, we received approximately $5.4 million related to an insurance claim settlement; this credit was classified as a special item in the income statement. Special charges (net) through the third quarter of 2000 include the insurance claim settlement and charges related to the closure of our Spain brewing and commercial operations. In the second and fourth quarters of 2000, we recorded a total pretax special charge of $20.6 million related to the closure of our Spain brewing and commercial operations. Of the total charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments, previously recorded in equity, related to our Spain operations. All severance and related closure costs were paid by July 1, 2001. We are pursuing the disposal of our remaining assets in Spain and believe adequate write-offs have been taken on these assets and that the September 30, 2001, carrying values are appropriate.

Operating income - As a result of the factors noted above, operating income, including special charges, was $35.1 million for the third quarter of 2001, down 31.8% from $51.5 million in the third quarter of 2000. Year-to-date operating income, including special charges, was $129.9 million, down 6.2% compared to the same period last year. Excluding special charges, operating income increased 14.7% to $52.8 million in the third quarter of 2001 compared to $46.1 million in the third quarter of 2000. Year-to-date 2001 operating income excluding special charges was comparable to the same period last year at $148.6 million and $148.5 million, respectively.

Other income - net - Net other income of $27.6 million in the third quarter of 2001 increased $23.4 million over the same period last year. This increase was the result of a $23.7 million gain recognized on the sale of one of our company-owned distributorships. Year-to-date 2001 net other income increased $30.9 million to $42.6 million compared to $11.7 million for the same period last year. This increase was due to the gains recognized in 2001 on the second and third quarter sales of our company-owned distributorships. Also contributing to the increase are gains recognized on the sale of securities during the year as part of our tax strategy, as well as higher capitalized interest in 2001 due to more capital projects in process.

Consolidated effective tax rate - Our third quarter effective tax rate, both including and excluding special charges, was 37.9%, down from 38.0% for the third quarter of 2000. The year-to-date effective tax rate including special charges was 37.9%, compared to 35% for the same period last year. In 2000, our rate was affected by the favorable settlement of certain tax issues related to the Spain brewery closure, the resolution of an IRS audit, and reduced state tax rates. Excluding special charges, our year-to-date effective tax rate was 37.9% compared to 38% last year.

Net income - Net income for the third quarter of 2001 was $38.9 million, or $1.05 per basic and diluted share, compared to $34.5 million, or $0.94 per basic share ($0.92 per diluted share), for the third quarter of 2000. Year-to-date 2001 net income was $107.1 million, or $2.88 per basic share ($2.86 per diluted share), compared to $97.7 million, or $2.66 per basic share ($2.61 per diluted share), for the same period last year. Excluding special items and the gain on the sale of our distributorship, after-tax earnings were $35.2 million, or $0.95 per basic and diluted share in the third quarter of 2001, compared to after-tax earnings of $31.1 million, or $0.84 per basic share ($0.83 per diluted share), in the third quarter of 2000. Year-to-date after-tax earnings, excluding special items and the gains on the sales of our distributorships, were $102.3 million, or $2.75 per basic share ($2.73 per diluted share), up from $98.8 million, or $2.68 per basic share ($2.64 per diluted share), for the same period last year.

Liquidity and Capital Resources

Liquidity - Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings. As of September 30, 2001, we had negative working capital of $27.0 million compared to positive working capital of $118.4 million at December 31, 2000. Cash and short-term and long-term securities totaled $300.6 million at September 30, 2001, compared to $386.2 million at December 31, 2000. The significant decrease in working capital was due to the reclassification of $80 million of our debt from long term to current, as this amount is due in July 2002. Excluding this reclassification, working capital decreased approximately $65.4 million due primarily to the $65 million payment made to Molson for our 49.9% interest in Molson USA, LLC, a joint venture with Molson, Inc. Our cash and short-term and long-term securities balances decreased for the same reason and also as a result of our ongoing capital expenditures in 2001. We believe that cash flows from operations, cash from the sale or maturity of marketable securities, all of which are highly liquid, and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, anticipated capital expenditures and repurchases of common stock under our stock repurchase program. In the third quarter of 2001, our board of directors increased the amount authorized for share repurchases in 2001 from $40 million to $90 million. The increase was in response to the market conditions following the events of September 11, 2001 and to capitalize on relaxed SEC stock repurchase rules.

Operating activities - Net cash provided by operating activities of $151.6 million for the thirty-nine weeks ended September 30, 2001, decreased $45.6 million compared to net cash provided by operating activities of $197.2 million for the same period last year. This decrease was due to a decrease in distributions received from our container joint ventures in 2001, compared to 2000, and working capital changes. Also in 2001, we had an increase in gains on sales of properties and had changes in our deferred taxes, both of which decrease the cash provided by operating activities. Our working capital changes from year-end 2000 were primarily due to an increase in accounts receivable and inventories. Accounts receivable balances were higher than at year-end due to the sale of a company-owned distributorship, for which there was a related receivable at September 30, 2001. Inventory balances were higher than at year-end due to seasonality; our September 2001 levels were consistent with the same period last year. In the current year, we had significant gains on the sale of properties due to the sale of two company-owned distributorships. Our net deferred tax liability decreased from year-end 2000 due to the realization of certain tax benefits.

Investing activities - During the first thirty-nine weeks of 2001, we used $173.1 million in investing activities compared to $254.7 million in the same period last year. Cash used in the current year includes the $65 million payment made to acquire our 49.9% interest in Molson USA, a joint venture with Molson, Inc. and includes year-to-date capital expenditures of $157.9 million, a significant portion of which relates to capacity-related projects that were started late in 2000 and in early 2001. Although these significant cash outlays occurred in 2001, total cash used in investing activities decreased $81.6 million compared to the same period last year, due to more proceeds from sales of properties in 2001 and due to higher net investment activity in 2000. In 2001, our net cash proceeds from marketable securities activity was $20.0 million compared to a net cash use of $164.4 million last year. In 2000, we shifted to investing our cash into longer-term marketable securities, all of which are highly liquid. This change in investment strategy resulted in a higher cash outflow for purchases of securities in 2000 compared to 2001. At September 30, 2001, our long-term marketable securities balance of $191.3 million was comparable to the September 24, 2000 balance of $193.7 million.

Financing activities - Net cash used in financing activities was $50.5 million for the thirty-nine weeks ended September 30, 2001, compared to $31.1 million for the same period last year. Primary uses of cash in 2001 were $39.9 million for purchases of Class B common stock under our stock repurchase program and dividend payments of $22.1 million, partially offset by cash inflows of $9.9 million from the exercise of stock options under our stock option plans.

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

- If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

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

Outlook

Year-to-date net sales have benefited from modest domestic pricing, partially offset by a sales mix shift away from higher net revenue products domestically and internationally. The current economic climate causes uncertainty surrounding our pricing outlook, but we remain cautiously optimistic that our favorable pricing trends will continue through the balance of the year. Regarding volume, if our distributors end the year with normal inventories, we expect our volume growth for the year to be similar to our sales-to-retail trends. Relative to fiscal 2000, our 2001 results will not include the 53rd week of sales, which will make for a tough comparison on our sales trends. (Our fiscal year is the 52 or 53 weeks that end on the last Sunday in December. Our 2000 fiscal year consisted of 53 weeks while 2001 consists of 52 weeks.) However, on a gross margin basis, we expect the 53rd week to have very little impact. Again relative to 2000, fourth quarter net sales trends will be impacted by the sale of two of our company owned distributorships during 2001, which comprised approximately 3% of our annual volume, and substantially higher average revenue per barrel than our overall volume.

We currently expect our full-year cost of goods sold per barrel to be down from our year-to-date rate. The lower expected growth rate in the fourth quarter is due, in part, to the sale of our company-owned distributorships in 2001, which will take some of our higher-cost products out of our cost of goods sold. Also, in the fourth quarter, we expect less inflation, particularly in the cost of natural gas, than we experienced in late 2000. Finally, we expect to see continued improvements in our distribution costs as a result of enhancements we made to our information systems and processes. Of course, our outlook may change because cost of goods sold per barrel is dependant on actual sales volume and the related volume leverage that we are able to achieve in the balance of the year.

Full year marketing, general and administrative expenses are expected to be comparable to last year. We are reviewing our marketing and sales opportunities and will continue to invest in our brands and sales efforts as we deem appropriate.

Net interest income is likely to decline modestly in the last quarter of 2001 due to lower interest rates and lower cash balances. During the year, we sold certain investments as part of our tax strategy and reinvested proportionately more into municipal investments which tend to yield lower rates of return on a pretax basis. Also, given the current economic environment, the interest rates on our non-municipal investments have decreased. Relative to 2000, our cash balances are lower as a result of our $65 million payment for our interest in Molson USA, LLC, year-to-date share repurchases and higher capital spending. Cash balances could decrease further if we repurchase additional shares of outstanding common stock under our stock repurchase program.

Our tax rate for the rest of 2001 is not expected to differ significantly from the rate applied to income during the first three quarters of the year. However, the level and mix of pretax income for 2001 could affect the actual rate for the year.

We expect full year 2001 capital expenditures (excluding capital improvements for our existing joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $240 million. The incremental spending over last year's level primarily relates to production capacity expansion, systems for improving our business performance and enhancements to our infrastructure. We anticipate our 2002 capital spending to be substantially lower than our 2001 spending. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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



November 8, 2001







19