Form 10-K
period 2001-12-30
COORS ADOLPH CO
filed 2002-03-29
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended     December 30, 2001
                                         OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                        to

                         Commission file number 0-8251
                              ADOLPH COORS COMPANY
              (Exact name of registrant as specified in its charter)

           Colorado                              84-0178360
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

 311 Tenth Street, Golden, Colorado                        80401
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (303) 279-6565

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ()

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A. All voting shares are held by Adolph Coors, Jr. Trust.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2002:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 34,750,352 shares

                                  PART I

ITEM 1. Business

(a)  General Development of Business

Since our founding in 1873, we have been committed to producing the highest quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer taste, style and price preferences. Historically, our beverages have been sold throughout the United States and in select international markets. Unless otherwise noted in this report, any description of us includes both Adolph Coors Company (ACC) and Coors Brewing Company (CBC), ACC's wholly owned subsidiary, but does not include Coors Brewers Limited as it was acquired in February, 2002.

Recent General Business Developments

Carling Brewers: In February 2002, we completed the acquisition of the Carling business from Interbrew S.A. for 1.2 billion British pounds sterling (approximately $1.7 billion), plus associated fees and expenses. The purchase price is subject to adjustment based on the value of certain items, as defined in the purchase agreement, as of the acquisition date. The Carling business, (subsequently renamed Coors Brewers Limited) includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's brand beers; the United Kingdom (U.K.)
distribution rights to Grolsch (via a joint venture with Grolsch N.V.); several other beer and flavored-alcohol beverage (FAB) brands; related brewing and malting facilities in the U.K.; and a 49.9% interest in the distribution logistics provider Tradeteam. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe.

Coors Brewers, with its headquarters in Burton-on-Trent, England, is the U.K.'s second-largest beer company, with 2001 volume of approximately 9 million barrels (excluding factored brands), or l9%, of the U.K. beer market, which is Western Europe's second-largest market. The Coors Brewers business is almost exclusively in England and Wales.

The Coors Brewers brand portfolio consists of 20 U.K. beer brands and four FAB brands with strong offerings in each of its target segments. Its mainstream lager, Carling, is currently the number-one beer sold in the U.K. based on volume. Grolsch is the U.K.'s fastest growing premium lager, with volume increasing fourfold since 1994. Coors Brewers leading position in the ale segment is driven by a combination of Worthington, the U.K.'s number-two mainstream ale brand in the On Trade (on-premise) channel, and Caffrey's, the U.K.'s leading premium ale by volume. In addition, Coors Brewers is the only U.K. brewer with a successful range of internally developed FABs.

Like other brewers, Coors Brewers wholesales a range of beers, wines, spirits and soft drinks (factored products) to enhance service and profitability by offering a wide range of products to its On Trade customers.

Coors Brewers currently operates four breweries in the U.K. with production capacity of more than 12 million barrels. The Burton-on-Trent brewery has the largest capacity and is located in the Midlands, in central England, which facilitates cost-efficient distribution throughout the U.K. Other breweries are located in Tadcaster (Yorkshire), Cape Hill (Birmingham) and Alton (Hampshire). Two of the breweries have can and bottle packaging facilities, and there is a broad range of brewing and packaging operations across the four sites. Additionally, the company operates three malting facilities located in Burton, Shobnall and Alloa.

In March 2002, we announced plans to close our Cape Hill brewery and Alloa malting facility. A majority of the production at the Cape Hill brewery relates to brands that were retained by Interbrew. The production at the Alloa malting facility will be moved to one of the other existing malting facilities. These closures will remove excess capacity from the Coors Brewers system.

The Coors Brewers distribution operation is run by Tradeteam, a joint venture with Exel Logistics in which Coors Brewers owns 49.9%. Tradeteam operates a system of satellite warehouses and the transportation fleet for deliveries between the Coors Brewers breweries and customers. Additionally, Tradeteam manages the transportation of certain raw materials such as malt to the Coors Brewers breweries.

EDS Information Services, LLC (EDS): During the third quarter of 2001, we finalized our contract with EDS to outsource certain functions of our information technology infrastructure. We believe this new arrangement will allow us to focus on our core business while having access to the expertise and resources of a world-class information technology provider.

Ball Corporation: Effective January 1, 2002, we became an equal member with Ball Corporation (Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC). Also effective on January 1, 2002, we entered into a can and end supply agreement with RMMC (the Supply Agreement). Under that Supply Agreement, RMMC will supply us with substantially all of the can and end requirements for our Golden brewery. RMMC will manufacture these cans and ends at our existing manufacturing facilities, which RMMC is operating under a use and license agreement. We have the right to purchase Ball's interest in RMMC under certain conditions. If we do not exercise that right, Ball may have the right to purchase our interest in RMMC. Our prior joint venture was with American National Can Company (subsequently acquired by Rexam LLC). In August 2001, we purchased Rexam's interest in the joint venture.

Molson USA, LLC: In January 2001, we entered into a joint venture agreement with Molson, Inc. and paid $65 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC (MUSA), was formed to import, market and sell Molson's brands of beer in the United States, including Molson Canadian, Canadian Light, Molson Golden and Molson Ice. Under the agreement, the joint venture owns the exclusive right to import Molson brands into the United States. Additionally, any Molson brands that may be developed in the future for import into the United States are covered under the agreement. We are responsible for the sales activities in the United States for the brands and products that are manufactured in Canada by Molson under the agreement. Decisions related to marketing of the brands are made both by Molson and us through the joint venture.

Coors Canada: In January 1998, we formed Coors Canada, a partnership arrangement, with Molson, Inc. in Canada to distribute Coors products in Canada. We own 50.1% of this partnership through our 100% ownership of Coors Canada, Inc. In December 2000, we entered into a five year brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement in 2001 was 250,000 barrels, none of which was used by us. Starting in 2002, available capacity increases to 500,000 barrels. Currently, we pay Molson a fee for holding this capacity aside for our future use.

Spain: In 2000, we closed our brewery in Zaragoza, Spain, and sales operation in Madrid, Spain. In 2001, the plant and related fixed assets were sold.

Some of the following statements describe our expectations of future products and business plans, financial results, performance and events. Actual results may differ materially from these forward-looking statements. Please see Item 7, Management's Discussion and Analysis - Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, for factors that may negatively impact our performance. The following statements are expressly made subject to those and other risk factors.

(b)  Financial Information About Industry Segments

We have one reporting segment, which is focused on the malt beverage business. See Item 8, Financial Statements and Supplementary Data, for financial information relating to our operations.

We are still evaluating the impact of acquiring the Coors Brewers business on our segment reporting for 2002. At this time, we anticipate having two reportable operating segments: the Americas and Europe.

(c)  Narrative Description of Business

As noted above in Item 1(a), General Development of Business, Recent General Business Developments, we acquired the Carling business portion of Bass Brewers in February 2002. Except where otherwise noted, the disclosures in this Item (c) relate to the business of Coors Brewing Company as it pertains to our one reporting segment that existed as of December 30, 2001.

Coors Brewing Company - General

We produce, market and sell high-quality malt-based beverages. Our portfolio of brands is designed to appeal to a wide range of consumer taste, style and price preferences. Our beverages are sold throughout the United States and in select international markets. Coors Light has accounted for more than 70% of our sales volume in each of the last four years. Premium and above-premium products accounted for more than 85% of our total sales volume in each of the last four years. Most of our sales are in U.S. markets; however, we are committed to building profitable sales in international markets. Our goal is to continue growing our business and increasing our profitability, both domestically and internationally, by focusing on the following key strategies:

     - producing the highest quality products;

     - focusing on high-growth, high-margin segments;

     - investing in high-potential markets and brands;

     - improving our wholesale distribution network;

     - reducing costs and improving productivity;

     - building organizational excellence; and,

     - pursuing strategic opportunities.

Our sales of malt beverages totaled 22.7 million barrels in 2001, 23.0 million barrels in 2000 and 22.0 million barrels in 1999. The barrel sales figures for each year do not include barrel sales of a non-consolidated Canadian partnership. An additional 1.3 million, 1.2 million and 1.0 million barrels were sold by this non-consolidated entity in 2001, 2000 and 1999, respectively. See Item 7, Management's Discussion and Analysis, for discussion of changes in volume.

Our Products

Our top-selling brand is Coors Light, a premium beer, and our other products include an additional 10 brands. Our other premium beers include Coors Original and Coors Non-Alcoholic. We also offer a selection of above-premium beers including George Killian's Irish Red Lager and Blue Moon Belgian White Ale. In addition, we offer Zima and Zima Citrus, alternative malt-based beverages that are light, refreshing products and have long competed in the malternative category. We also compete in the lower-priced segment of the beer market, called the popular-priced segment, with Extra Gold and our Keystone family of beers - Keystone Premium, Keystone Light and Keystone Ice.

In 2001, the Coors Dry and Winterfest brands, were phased out because of greater emphasis and focus on other brands.

We own and operate The SandLot Brewery at Coors Field ballpark in Denver, Colorado. This brewery, which is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

Sales and Distribution

By federal law, beer must be distributed in the United States through a three-tier system consisting of manufacturers, distributors and retailers. Currently, a national network of 494 distributors delivers our U.S. manufactured products to U.S. retail markets. Of these, 492 are independent businesses and the other two are owned and operated by one of our subsidiaries. Some distributors operate multiple branches, bringing the total number of U.S. distributor and branch locations to 562 for the year ended December 30, 2001. As a result of our new Molson USA joint venture, we have an additional 237 domestic distributors, including branches, that distribute Molson brands (but not Coors brands) within the United States. Additional independent distributors deliver our products to some international markets under licensing and distribution agreements.

In the past three years, consolidation among U.S. wholesalers has accelerated. As a result of this trend, approximately 45% of our U.S. distributors (which sell nearly 40% of our volume) now also distribute Miller Brewing Company products. We view this consolidation trend positively because it generally improves the economics of the combined distributorships, which allows them to compete more effectively against the market leader's distributors.

We establish standards and monitor distributors' methods of handling our products to ensure the highest product quality and freshness. Monitoring ensures adherence to proper refrigeration and rotation guidelines for our products at both wholesale and retail locations. Distributors are required to remove our products from retailer outlets if they have not sold within a certain period of time.

Our highest volume states are California, Texas, Pennsylvania, New York and New Jersey, which together comprised 44% of our total domestic volume in 2001.

We have more than 300 full-time salespeople throughout the United States. Our salespeople work closely with our distributors to assure that they focus appropriately on our product and to assist them in implementing industry best practices to improve efficiency and performance. Our sales function is organized into two regions that manage a total of six geographic field business areas responsible for overseeing domestic sales. We believe this structure enables our salespeople to better anticipate wholesaler and consumer needs and to respond to those needs locally, with greater speed.

In addition, we have a team of category managers responsible for assisting leading U.S. retailers, such as large supermarket chains, with managing their beer offerings. Our category managers work with retailers to enhance overall beer sales through optimizing space allocation, merchandising displays, promotional campaigns and product distribution throughout each retailer's chain. We believe that our success in category management enhances our competitive position.

Manufacturing, Production and Packaging

Brewing Process and Raw Materials

Our ingredients and brewing process make our beers unlike any other beers in the world. We also use unique packaging materials developed to accommodate our cold packaging and shipping.

We use the highest quality ingredients to produce our beers. We adhere to strict formulation and quality standards in selecting our raw materials. We believe we have sufficient access to raw materials to meet our quality and production requirements.

Along with water, barley is the fundamental ingredient in beer. Barley is so important to the quality and taste of our products that we started developing our own strains of barley in 1937. We use proprietary strains of barley, developed by our own barley breeders and agronomists, for most of our malt beverages. Virtually all of this barley is grown on irrigated farmland in the western United States under contracts with area growers. The growers use only our proprietary barley seed developed by us to produce our malting barley. We are the only major brewer in the United States to exclusively use two-row barley rather than the six-row barley that is more commonly used among brewers. Two-row barley allows the seed ample room to grow and develop, which we believe produces a more consistent, higher-quality crop and better tasting beer. Our malting facility in Golden produces approximately 80% of all of our malt requirements for our U.S. products. We also have our own barley malted by third parties under contract. We maintain inventory levels in facilities that we own. Our inventories are sufficient to continue production in the event of any foreseeable disruption in barley supply and currently exceed a 14-month supply.

We use naturally filtered water from underground aquifers to brew malt beverages at our Golden facility. Water quality and composition have been primary factors in all facility site selections. Water from our sources contains minerals that help brew high-quality malt beverages.

We continually monitor the quality of the water used in our brewing process for compliance with our own stringent quality standards, which exceed federal and state water standards. We own water rights that we believe are more than sufficient to meet all of our present and foreseeable requirements for both brewing and industrial uses. We acquire water rights, as appropriate, to provide flexibility for long-term strategic growth needs and also to sustain brewing operations in case of a prolonged drought.

We take an average of 55 days -- significantly longer than our major competitors -- to brew, age, finish and package our beers. We believe this unique process creates a smoother, more drinkable product. We were the first brewer to introduce a cold-filter process to preserve taste. We keep the product cold -- from the brewhouse through packaging to retail -- by using insulated containers for transport and by requiring our distributors to hold our products in temperature-controlled warehouses.

Brewing and Packaging Facilities

We have three domestic production facilities. We own and operate the world's largest single-site brewery in Golden, Colorado. In addition, we own and operate a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia.

We brew Coors Light, Coors Original, Extra Gold, Killian's and the Keystone brands in Golden. Approximately 60% of our beer volume brewed in Golden is also packaged there. The remainder is shipped in bulk from the Golden brewery to either our Memphis facility or to our Shenandoah facility for packaging.

The Memphis facility packages all products exported from the United States. It also brews and packages our Zima, Zima Citrus, Coors Non-Alcoholic and Blue Moon brands for domestic and international distribution. Coors Light is brewed in Memphis for export only.

Our Shenandoah facility packages Coors Light, Keystone Light and a small portion of Killian's volume for distribution to eastern U.S. markets.

To continue the brand growth that we have experienced over the past several years, we increased our 2001 capital expenditures to expand our brewing and packaging capacity. In particular, we added a third bottle line to our Shenandoah facility and have added brewing capacity to our Memphis facility to meet growing demand and to lower our production and distribution costs to markets in the northeastern United States. We are improving manufacturing processes in Golden, which will increase brewing and packaging capacity in our largest facility. We also anticipate that further increasing brewing and packaging capacity at our Memphis facility will be an important part of our mid- and long-term capacity plan. Please see Item 7, Management's Discussion and Analysis - Liquidity and Capital Resources, for more information about our planned capital expenditures.

Energy

We purchase electricity and steam for our Golden manufacturing facilities from Trigen-Nations Energy Corporation, L.L.L.P. (Trigen). Coors Energy Company, our wholly owned subsidiary, buys coal, which it sells to Trigen for Trigen's steam generator system, and purchases gas for our Shenandoah and Golden operations.

Packaging Materials

Aluminum cans: Approximately 60% of our products were packaged in aluminum cans in 2001. A substantial portion of those cans were purchased from a joint venture between Coors and Rexam LLC, which operated at our manufacturing facilities. In August 2001, we purchased Rexam's interest in the joint venture.

We own the manufacturing facilities that produced the majority of our aluminum can, end and tab requirements. In 2001, we purchased all of the cans, and most of the ends, produced by these facilities which were operated in 2001 through the joint venture with Rexam. In addition, we purchased certain specialized cans and some cans for products packaged at our Memphis and Shenandoah plants directly from Rexam LLC.

In 2001, we replaced our joint venture with Rexam by forming RMMC with Ball. Effective January 1, 2002, RMMC will operate our existing can and end facilities in Golden, Colorado, one of the largest aluminum can manufacturing facilities in the world. RMMC is structured and has an incentive to reduce manufacturing costs, as well as provide improved sourcing patterns, particularly to our Shenandoah and Memphis facilities. In addition to our supply agreement with RMMC, we also have commercial supply agreements with Ball and Rexam to purchase cans and ends in excess of those that are supplied through RMMC.

Glass bottles: We used glass bottles for approximately 29% of our products in 2001. We operate a production joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. The initial term of the joint venture expires in 2005 and can be extended for additional two-year periods. In 2001, we purchased all of the bottles produced by RMBC, approximately 1.1 billion bottles, which fulfilled about half of our bottle requirements. The remaining bottle requirements were met through a supply contract with Owens.

Other packaging: The remaining 11% of the volume we sold in 2001 was packaged in quarter- and half-barrel stainless steel kegs purchased from third-party suppliers.

We purchase most of our paperboard and label packaging from a subsidiary of Graphic Packaging International Corporation (GPIC). These products include paperboard, multi-can pack wrappers, bottle labels and other secondary packaging supplies. We have begun negotiations to renew this contract which expires in 2002. We expect it to be renewed prior to expiration. William K. Coors and Peter H. Coors serve as co-trustees of a number of Coors family trusts that collectively control GPIC. Please read Item 13, Certain Relationships and Related Transactions, for more information regarding GPIC.

Product Shipment

We ship our products greater distances than most of our competitors. By packaging more of our products in our Memphis and Shenandoah facilities, we reduce freight costs to certain markets.

In 2001, approximately 64% of our products were shipped by truck and intermodal directly to distributors or to our satellite redistribution centers. Transportation vehicles are refrigerated or properly insulated to keep our malt beverages cold while in transit. The remaining 36% of the products packaged at our production facilities were shipped by railcar to either satellite redistribution centers or directly to distributors throughout the country. Railcars assigned to us are specially built and insulated to keep our products cold en route.

At December 30, 2001, we had 11 strategically located satellite redistribution centers, which we use to receive product from production facilities and to prepare shipments to distributors. Subsequent to year-end, we have 10 satellite redistribution centers resulting from the consolidation of two of our western distribution centers. In 2001, approximately 50% of packaged products were shipped directly to distributors and 50% moved through the satellite redistribution centers.

International Business

We market our products in select international markets and to U.S. military bases worldwide.

Europe

See discussion regarding the acquisition of the Carling business in England and Wales at Item 1(a), General Development of Business, Recent General Business Developments.

Exclusive of the new Coors Brewers business, our efforts in Europe, relating to our U.S. brands, are focused on marketing Coors Light in the Republic of Ireland. Additionally, we are testing Coors Light in Scotland and Northern Ireland, and we will assess the feasibility of expanding the sale of Coors Light to the balance of the U.K.

During 2000, we closed our brewery and commercial operations in Spain. In 2001, we sold the related land, buildings and equipment. This brewery produced beer for Spain and other European markets. Beginning in late 2000, we began sourcing beer for our remaining European markets from our Memphis plant. The beer is then packaged for distribution under contract in the U.K. by Thomas Hardy Packaging Limited.

We are developing plans for integrating our current European business with Coors Brewers.

Canada

Coors Canada, our partnership with Molson, manages all marketing activities for our products in Canada. We own 50.1% of this partnership and Molson owns the remaining 49.9%. The partnership contracts with a Molson subsidiary for the brewing, distribution and sale of products. This non-consolidated entity had sales of 1.3 million, 1.2 million and 1.0 million barrels in 2001, 2000 and 1999, respectively, and partnership net revenue per barrel was $22.79 in 2001, $21.99 in 2000 and $20.52 in 1999. Coors
Light currently has a market share of more than 7% and is the number-one light beer -- and the number-four beer brand overall -- in Canada.

Puerto Rico and the Caribbean

In Puerto Rico, we market and sell Coors Light through an independent local distributor. A local team of our employees manages marketing and promotional efforts in this market. Coors Light is the number one brand in the Puerto Rico market with more than a 55% market share in 2001.

We also sell our products in several other Caribbean markets, including the U.S. Virgin Islands, through local distributors.

Japan

Coors Japan Company, Ltd., our Tokyo-based subsidiary, is the exclusive importer and marketer of our products in Japan. The Japanese business is currently focused on Zima and Coors Original. Coors Japan sells our products to independent distributors in Japan.
China

In August 2001, we formed a new subsidiary, Coors Beer & Beverages (Suzhou) Co., Ltd., to market and distribute Coors Original in China. In October 2001, we commenced a brewing agreement with Lion Nathan Beer and Beverages (Suzhou) Co. Ltd. to supply the China market.

Prior to October 2001, we marketed Coors Original beer under a licensing arrangement with Carlsberg-Guangdong. This arrangement was mutually terminated as permitted by its terms in October 2001.

Seasonality of the Business

The beer industry is subject to seasonal sales fluctuation. Our sales volumes are normally at there lowest in the first and fourth quarters and highest in the second and third quarters. Our fiscal year is a 52- or 53-week year that ends on the last Sunday in December. The 2001 and 1999 fiscal years were both 52 weeks, while the 2000 fiscal year was 53 weeks.

Research and Development

Our research and development activities relate primarily to creating and improving products and packages. These activities are designed to refine the quality and value of our products and to reduce costs through more efficient processing and packaging techniques, equipment design and improved raw materials. We spent approximately $16.5 million, $16.9 million and $16.5 million for research and development in 2001, 2000 and 1999, respectively. We expect to spend approximately $16 million on research and product development in 2002.

To support new product development, we maintain a fully equipped pilot brewery within the Golden facility. This facility has a 6,500-barrel annual capacity and enables us to brew small batches of innovative products without interrupting ongoing operations in the main brewery.

Intellectual Property

We own trademarks on the majority of the brands we produce and we have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating and certain other technical operations. These patents have expiration dates ranging from 2002 to 2021. These expirations are not expected to have a significant impact on our business.

Regulation

Our business is highly regulated by federal, state and local government entities. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Bureau of Alcohol, Tobacco and Firearms; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies. Internationally, our business is also subject to regulations and restrictions imposed by the laws of the foreign jurisdictions in which we sell our products.

Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2001 from a high of $32.65 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $7.91 per barrel. In 2001, we incurred approximately $413 million in federal and state excise taxes. We realize that from time to time Congress and state legislatures consider various proposals to increase or decrease excise taxes on the production and sale of alcohol beverages, including beer. The last significant increase in federal excise taxes on beer was in 1991, when these taxes doubled.

Environmental Matters

We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2001 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2002.

We are also required to obtain environmental permits from governmental authorities for certain of our operations. We cannot provide assurance that we have been or will be at all times in complete compliance with, or have obtained, all such permits. These authorities can modify or revoke our permits and can enforce compliance through fines and injunctions. We are not in violation of any of our permits and, we believe, we have obtained or are in the process of obtaining all necessary permits, to the best of our knowledge.

We continue to promote the efficient use of resources, waste reduction and pollution prevention. We currently conduct several programs including recycling bottles and cans and, where practical, increasing the recycled content of product packaging materials, paper and other supplies.

See also Item 7, Management's Discussion and Analysis - Contingencies, for additional discussion of our environmental contingencies.

Employees and Employee Relations

We have approximately 5,500 employees, excluding Coors Brewers Limited. Memphis hourly employees, who constitute about 8% of our total work force, are represented by the Teamsters union and are the only significant employee group at any of our three domestic production facilities having union representation. The Memphis union contract was renegotiated in early 2001. The new contract expires in 2005. We believe our people are absolutely key to our success and that relations with our employees are good.

Competitive Conditions

Known trends and competitive conditions: Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports, Beer Marketer's Insights, Beer Marketer Survey, Impact Databank and The Beer Institute. While management believes that these sources are reliable, we cannot guarantee the complete accuracy of these numbers and estimates.

2001 industry overview: The beer industry in the United States is extremely competitive. Industry volume growth has averaged less than 1% annually since 1991. Therefore, growing or even maintaining market share requires substantial and consistent investments in marketing and sales. In a very competitive year, U.S. beer industry shipments increased less than 1% in 2001, after growing 0.8% in 2000. In recent years, brewers have focused on marketing, promotions and innovative packaging in an effort to gain market share with less use of price discounting strategies.

The industry's pricing environment continued to be positive in 2001, with modest price increases on specific packages in select markets. As a result, revenue per barrel improved for major U.S. brewers during the year. However, for the industry in general, many raw material prices increased in 2001, including aluminum, glass and energy. In addition, consumer demand continued to shift away from short bottles and toward longneck bottles, which cost significantly more to make and ship than short bottles.

A number of important trends affected the U.S. beer market in 2001. The first was a continuing sales shift toward lighter, more-refreshing beverages. Virtually all of the growth in the category was achieved by American-style light lagers (domestic and imported) and new alternative malt beverages. More than 80% of our annual unit volume in 2001 was in light beers. The second trend was toward "trading up," as consumers continued to move away from lower-priced brands to higher-priced brands, including imports and alternative malt beverages. Import beer shipments rose nearly 10% in 2001. Long-term industry sales trends toward lighter, more-upscale beers generally play to our strengths.

The U.S. brewing industry has experienced significant consolidation in the past several years, which has removed excess capacity. Several competitors have exited the beer business, sold brands or closed inefficient, outdated brewing facilities. In 2001, beer industry consolidation at the wholesaler level maintained a quick pace. This consolidation generally improves economics for the combining wholesalers and their suppliers.

U.S. demographics continued to improve for the beer industry, with the number of consumers reaching legal drinking age continuing to increase in 2001, according to U.S. Census Bureau assessments and projections. These same projections anticipate that the 21 to 24 age group will continue to grow for most of this decade. This trend is important to the beer industry because young adults tend to consume more beer per capita than other demographic groups.

Our competitive position: Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. In 2001, approximately 80% of U.S. beer shipments were attributed to the top three domestic brewers: Anheuser-Busch, Inc.; Philip Morris, Inc., through its subsidiary Miller Brewing Company; and Coors Brewing Company. We compete most directly with Anheuser and Miller, the dominant companies in the U.S. industry. According to Beer Marketer's Insights estimates, we are the nation's third-largest brewer, selling approximately 11.1% of the total 2001 U.S. brewing industry shipments of malt beverages (including exports and U.S. shipments of imports). This compares to Anheuser's 48.6% share and Miller's 19.6% share.

Our beer shipments to wholesalers decreased 1.2% in 2001, primarily because fiscal 2000 was 53 weeks, while fiscal 2001 was 52 weeks. On a comparable-calendar basis, our 2001 beer shipments were down 0.1% from a year earlier because of slower sales of our products other than Coors Light and Keystone Light. By comparison, Anheuser's domestic shipments increased 1.2% in 2001 and Miller's declined 2.4%. More than 85% of our unit volume was in the premium and above-premium price categories, the highest proportion among the major domestic brewers.

We continue to face competitive disadvantages related to economies of scale. Besides lower transportation costs achieved by competitors with multiple, geographically dispersed breweries, these larger brewers also benefit from economies of scale in advertising spending because of their greater unit sales volumes. To achieve and maintain national advertising exposure and grow our U.S. market share, we generally spend substantially more per barrel to market our products than our major competitors.

Although our results are primarily driven by U.S. sales, international operations have increased in importance in recent years, including in Canada, where Coors Light is the number-one light beer. We anticipate that the acquisition of Coors Brewers will substantially increase the contribution of our international operations to our total results. See Item 1.(a), General Development of Business, Recent general business developments and Note 17, Subsequent Event, in the Notes to the Consolidated Financial Statements, for discussion relative to the Carling acquisition.

(d) Financial Information About Foreign and Domestic Operations and Export
    Sales

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

ITEM 2. Properties

As of December 30, 2001, our major facilities were:

     Facility              Location             Product
Brewery/packaging       Golden, CO              Malt beverages/packaged
                                                  malt beverages
Packaging               Elkton, VA (Shenandoah) Packaged malt beverages
Brewery/packaging       Memphis, TN             Malt beverages/packaged
                                                  malt beverages
Can and end plants      Golden, CO              Aluminum cans and ends
Bottle plant            Wheat Ridge, CO         Glass bottles
Distribution warehouse  Meridian, ID            Wholesale beer distribution
                        Denver, CO
                        Glenwood Springs, CO

In 2001, we sold our distribution operations in Anaheim, California, and Oklahoma City, Oklahoma, but retained ownership of the facilities. We are in the process of selling the land and buildings associated with these previously owned distributors and in the short-term are leasing these facilities to the buyers of the distributor operations. Also in 2001, we sold the entire San Bernardino, California, distribution operation and facility. We own all of our remaining distribution facilities except our Glenwood Springs, Colorado, distribution warehouse that is leased. The lease was due to expire on September 30, 2002, and has been renegotiated for an additional five-year period commencing October 1, 2002, and terminating on September 30, 2007.

We own approximately 1,900 acres of land in Golden, Colorado, which include brewing, packaging, can manufacturing and related facilities, as well as gravel deposits and water storage facilities. We own 2,200 acres of land in Rockingham County, Virginia, where the Shenandoah facility is located, and 132 acres in Shelby County, Tennessee, where the Memphis facility is located.

We own waste treatment facilities in Golden and Shenandoah that process waste from our manufacturing operations. The Golden facility also processes waste from the City of Golden.

We believe that all of our facilities are well maintained and suitable for their respective operations.

After being capacity constrained in our operations during peak season in recent years, in 2001 we spent $244.5 million on capital improvement projects, approximately two-thirds of which was related to improving production capacity, flexibility and efficiency. With these important capabilities in place, we now have ample capacity in brewing, packaging and warehousing to more efficiently meet expected growth in consumer demand for our products, including during the peak summer selling season. During 2002, we currently anticipate capital spending in the range of $135 to $145 million in our North American business. Combined with the capacity work completed in 2001, this level of capital spending will allow us to grow this business and improve its efficiency in the years ahead. As a result, we currently plan capital spending for our North American business in the range of 2002 levels for at least the next several years.

ITEM 3. Legal Proceedings

We were one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and was managed by Waste Management of Colorado, Inc. (Waste). In 1990, we recorded a special pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of an agreement with Denver and Waste to settle the outstanding litigation related to this issue.

Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

In January 2002, in response to the EPA's five-year review conducted in 2001, Waste provided us with updated annual cost estimates through 2032. We have reviewed these cost estimates in the assessment of our accrual related to this issue. In determining that the current accrual is adequate, we eliminated certain costs included in Waste's estimates, primarily trust management costs that will be accrued as incurred, certain remedial costs for which technology has not yet been developed and income taxes which we do not believe to be an included cost in the determination of when the $120 million threshold is reached. We generally used a 2% inflation rate for future costs, and discounted certain operations and maintenance costs at the site that we deemed to be determinable, at a 5.46% risk-free rate of return. Based on these assumptions, the present value and gross amount of discounted costs are approximately $1 million and $4 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability.

There are a number of uncertainties at the site, including what additional remedial actions will be required by the EPA, and what costs are included in the determination of when the $120 million threshold is reached. Because of these issues, the estimate of our liability may change as facts further develop, and we may need to increase the reserve. While we cannot predict the amount of any such increase, an additional accrual of as much as $25 million is reasonably possible based on our preliminary evaluation, with additional cash contributions beginning as early as 2013.

We were one of several parties named by the EPA as a PRP at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including our company, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action are approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project, which are not possible to estimate at this time. However, we believe they would be immaterial to our operating results, cash flows and financial position.

In August 2000, an accidental spill into Clear Creek at our Golden, Colorado, facility caused damage to some of the fish population in the creek. A settlement reached in February 2001 with the Colorado Department of Public Health and Environment was modified based on public comment, including comments by the EPA. As a result, permit violations that occurred several years prior to the accidental spill were included in the settlement, as well as economic benefit penalties related to those prior violations. A total civil penalty of $100,000 was assessed in the final settlement with the Department reached in August 2001. In addition, we will undertake an evaluation of our process wastewater treatment plant. On December 21, 2001, we settled with the Colorado Division of Wildlife for the loss of fish in Clear Creek. We have agreed to construct, as a pilot project, a tertiary treatment wetland area to evaluate the ability of a wetland to provide additional treatment to the effluent from our waste treatment facilities. We will also pay for the stocking of game fish in the Denver metropolitan area and the cost of two graduate students to assist in the research of the pilot project. The anticipated costs of the project are estimated to be approximately $500,000. The amounts of these settlements have been fully accrued as of December 30, 2001.

From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost (if any), the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

In addition, we are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.



PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Our Class B non-voting common stock has traded on the New York Stock Exchange since March 11, 1999, under the symbol "RKY" and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB."

The approximate number of record security holders by class of stock at March 15, 2002, is as follows:

     Title of class                     Number of record security holders

Class A common stock, voting,          All shares of this class are
no par value                           held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting,
no par value                           2,916

Preferred stock, non-voting,
no par value                           None issued

The following table sets forth the high and low sales prices per share of our Class B common stock as reported by the New York Stock Exchange:

                                                        2001
                                                  Market price
                                          High         Low       Dividends
First quarter                           $78.25      $61.375       $ 0.185
Second quarter                          $67.11      $49.39        $ 0.205
Third quarter                           $52.40      $43.59        $ 0.205
Fourth quarter                          $59.27      $43.83        $ 0.205

                                                        2000
                                                  Market price
                                          High         Low       Dividends
First quarter                           $53.75      $37.375       $ 0.165
Second quarter                          $66.50      $42.4375      $ 0.185
Third quarter                           $67.625     $57.125       $ 0.185
Fourth quarter                          $82.3125    $58.9375      $ 0.185

ITEM 6. Selected Financial Data

The table below summarizes selected financial information for us for the 5 years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

                                              2001        2000(1)     1999
Consolidated Statement of
  Operations Data:                       (in thousands, except per share)
Gross sales                             $2,842,752  $2,841,738  $2,642,712
Beer excise taxes                         (413,290)   (427,323)   (406,228)
Net sales                                2,429,462   2,414,415   2,236,484
Cost of goods sold                      (1,537,623) (1,525,829) (1,397,251)
Gross profit                               891,839     888,586     839,233
Other operating expenses:
Marketing, general and administrative     (717,060)   (722,745)   (692,993)
Special (charges) credits                  (23,174)    (15,215)     (5,705)
Other operating expenses                  (740,234)   (737,960)   (698,698)
Operating income                           151,605     150,626     140,535
Other income (expense)-net                  46,408      18,899      10,132
Income before income taxes                 198,013     169,525     150,667
Income tax expense                         (75,049)    (59,908)    (58,383)
Income from continuing operations       $  122,964  $  109,617  $   92,284
Per share of common stock - basic       $     3.33  $     2.98  $     2.51
Per share of common stock - diluted     $     3.31  $     2.93  $     2.46
Consolidated Balance Sheet Data:
  Cash and cash equivalents and
   short-term and long-term marketable
   securities                           $  309,705  $  386,195  $  279,883
  Working capital                       $   88,984  $  118,415  $  220,117
  Properties, at cost, net              $  869,710  $  735,793  $  714,001
  Total assets                          $1,739,692  $1,629,304  $1,546,376
  Long-term debt (4)                    $   20,000  $  105,000  $  105,000
  Other long-term liabilities (4)       $   47,480  $   45,446  $   52,579
  Shareholders' equity                  $  951,312  $  932,389  $  841,539
Cash Flow Data:
  Cash provided by operations           $  193,396  $  280,731  $  211,324
  Cash used in investing activities     $ (196,749) $ (297,541) $ (121,043)
  Cash used in financing activities     $  (38,844) $  (26,870) $  (87,687)
Other Information:
  Barrels of malt beverages sold            22,713      22,994      21,954
  Dividends per share of common stock   $    0.800  $    0.720  $    0.645
  EBITDA (2)                            $  300,208  $  298,112  $  273,213
  Capital expenditures                  $  244,548  $  154,324  $  134,377
  Total debt to total capitalization (3)      9.9%       10.1%       11.1%


(1) 53-week year versus 52-week year.
(2) EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special (charges) credits, which are shown above, and gains on sales of distributorships in 2001 and 2000.
(3) Total capitalization is defined as total debt plus shareholders' equity.
(4) See Note 17, Subsequent Events, in the Notes to the Consolidated Financial Statements for discussion of debt incurred relative to the Carling acquisition.


                                                        1998        1997
Consolidated Statement of
  Operations Data:                          (in thousands, except per share)
Gross sales                                       $2,463,655  $2,378,143
Beer excise taxes                                   (391,789)   (386,080)
Net sales                                          2,071,866   1,992,063
Cost of goods sold                                (1,333,026) (1,302,369)
Gross profit                                         738,840     689,694
Other operating expenses:
Marketing, general and administrative               (615,626)   (573,818)
Special (charges) credits                            (19,395)     31,517
Other operating expenses                            (635,021)   (542,301)
Operating income                                     103,819     147,393
Other income (expense)-net                             7,281        (500)
Income before income taxes                           111,100     146,893
Income tax expense                                   (43,316)    (64,633)
Income from continuing operations                 $   67,784  $   82,260
Per share of common stock - basic                 $     1.87  $     2.21
Per share of common stock - diluted               $     1.81  $     2.16
Consolidated Balance Sheet Data:
  Cash and cash equivalents and
   short-term and long-term marketable
   securities                                     $  287,672  $  258,138
  Working capital                                 $  165,079  $  158,048
  Properties, at cost, net                        $  714,441  $  733,117
  Total assets                                    $1,460,598  $1,412,083
  Long-term debt (4)                              $  105,000  $  145,000
  Other long-term liabilities (4)                 $   56,640  $   23,242
  Shareholders' equity                            $  774,798  $  736,568
Cash Flow Data:
  Cash provided by operations                     $  198,215  $  273,803
  Cash used in investing activities               $ (146,479) $ (141,176)
  Cash used in financing activities               $  (60,661) $  (72,042)
Other Information:
  Barrels of malt beverages sold                      21,187      20,581
  Dividends per share of common stock             $    0.600  $    0.550
  EBITDA (2)                                      $  243,977  $  236,984
  Capital expenditures                            $  104,505  $   60,373
  Total debt to total capitalization (3)               15.8%       19.0%


(1) 53-week year versus 52-week year.
(2) EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA is defined as earnings before interest, taxes, depreciation and amortization and excludes special (charges) credits, which are shown above, and gains on sales of distributorships in 2001 and 2000.
(3) Total capitalization is defined as total debt plus shareholders' equity.
(4) See Note 17, Subsequent Events, in the Notes to the Consolidated Financial Statements for discussion of debt incurred relative to the Carling acquisition.

 ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

As noted in Item 1(a) General Development of Business, Recent General Business Developments, we acquired the Carling business in England and Wales from Interbrew S.A. on February 2, 2002. Because the acquisition was finalized in 2002, the operating results and financial position of the Carling business are not included in our 2001, 2000 or 1999 results discussed below. This acquisition will have a significant impact on our future operating results and financial condition. The Carling business, which was subsequently renamed Coors Brewers Ltd., generated sales volume of approximately 9 million barrels in 2001. Since 1995, business has, on average, grown its volumes by 1.9% per annum, despite an overall decline in the U.K. beer market over the same period. This acquisition was funded through cash and third-party debt. The borrowings will have a significant impact on our capitalization, interest coverage and free cash flow trends. See further discussion of this impact in the Liquidity and Capital Resources section below.

Critical Accounting Policies

Our discussions and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate the continued appropriateness of our accounting policies and estimates, including those related to customer programs and incentives, bad debts, inventories, product retrieval, investments, intangible assets, income taxes, pension and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue recognition: Revenue is recognized upon shipment of our product to distributors. If we believe that our products do not meet our high quality standards, we retrieve those products and they are destroyed. Any retrieval of sold products is recognized as a reduction of sales at the value of the original sales price and is recorded at the time of the retrieval. Using historical results and production volumes, we estimate the costs that are probable of being incurred for product retrievals and record those costs in Cost of goods sold in the Consolidated Income Statements each period.

Valuation allowance: We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Allowance for obsolete inventory: We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about historic usage, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Reserves for insurance deductibles: We carry deductibles for workers' compensation, automobile and general liability claims up to a maximum amount per claim. The undiscounted estimated liability is accrued based on an actuarial determination. This determination is impacted by assumptions made and actual experience.

Contingencies, environmental and litigation reserves: When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the required remediation costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

Goodwill and intangible asset valuation: Goodwill and other intangible assets, with the exception of the pension intangible asset and water rights, are amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and up to 20 years for trademarks, naming and distribution rights. We periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that their remaining balance may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows, undiscounted and without interest charges, derived from these intangibles over their remaining lives. In July 2001, the Financial Accounting Standards Board's issued of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 will be effective for us beginning in the first quarter of 2002, and requires goodwill and intangible assets that have indefinite lives to not be amortized but be reviewed annually for impairment, or more frequently if impairment indicators arise. Although we have yet to complete our analysis of these assets and the related amortization expense under the new rules, we anticipate that a significant part of the goodwill and other intangible assets on our books at year-end will no longer be subject to amortization. Our analysis has not identified any goodwill or other intangible assets that would be considered impaired under SFAS 142.

In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued a pronouncement stating that shipping and handling costs should not be reported as a reduction to gross sales within the income statement. As a result of this pronouncement, our finished product freight expense, which is incurred upon shipment of our product to our distributors, is now included within Cost of goods sold in our accompanying Consolidated Statements of Income. Prior to 2000, this expense had previously been reported as a reduction to gross sales; fiscal year 1999 financial statements have been reclassified for consistent presentation of where freight expense is reported.

Summary of operating results:
                                             Fiscal year ended
                             December 30,       December 31,      December 26,
                                    2001               2000              1999
                                  (In thousands, except percentages)
Gross sales             $2,842,752         $2,841,738        $2,642,712
Beer excise taxes         (413,290)          (427,323)         (406,228)
Net sales                2,429,462  100%    2,414,415  100%   2,236,484  100%
Cost of goods sold      (1,537,623)  63%   (1,525,829)  63%  (1,397,251)  62%

Gross profit               891,839   37%      888,586   37%     839,233   38%

Other operating expenses:
Marketing, general
 and administrative       (717,060)  30%     (722,745)  30%    (692,993)  31%
Special charges            (23,174)   1%      (15,215)   1%      (5,705)   --
Total other operating
 expenses                 (740,234)  31%     (737,960)  31%    (698,698)  31%

Operating income           151,605    6%      150,626    6%     140,535    7%

Other income - net          46,408    2%       18,899    1%      10,132    --

Income before taxes        198,013    8%      169,525    7%     150,667    7%

Income tax expense         (75,049)   3%      (59,908)   2%     (58,383)   3%

Net income              $  122,964    5%   $  109,617    5%  $   92,284    4%


CONSOLIDATED RESULTS OF OPERATIONS - 2001 VS. 2000 AND 2000 VS. 1999

This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity and capital resources for the three-year period ended December 30, 2001, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. Our fiscal year is the 52 or 53 weeks that end on the last Sunday in December. Our 2001 and 1999 fiscal years each consisted of 52 weeks whereas our 2000 fiscal year consisted of 53 weeks.

2001 VS. 2000:

Gross and Net Sales

Our gross and net sales were $2,842.8 million and $2,429.5 million, respectively, for the 52-week fiscal year ended December 30, 2001, resulting in a $1.1 million and $15.1 million increase over our 2000 gross and net sales of $2,841.7 million and $2,414.4 million, respectively. Net revenue per barrel increased 1.9% over 2000. Sales volume totaled 22,713,000 barrels in 2001, a 1.2% decrease from 2000. Excluding the extra week in fiscal year 2000, net sales volume decreased 0.1% in 2001. The relatively soft volume in 2001 resulted from the following factors: our competitors' introduction of new flavored malt-based beverages which garnered some attention from distributors and retailers and lessening some attention from core beer brands; unseasonably cold weather early in the year in most parts of the United States; and weak economic conditions in some of our key markets, including California and Texas. The increase in net sales and net revenue per barrel over last year was due to higher domestic pricing of approximately 2% and less promotional discounting, partially offset by a mix shift away from higher-priced brands and geographies. Excise taxes as a percent of gross sales were 14.5% in 2001 compared with 15.0% in 2000. The decline was mainly due to the change in our geographic sales mix.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased by 0.8% to $1,537.6 million from $1,525.8 million in 2000. Cost of goods sold as a percentage of net sales was 63.3% in 2001 compared with 63.2% in 2000. On a per barrel basis, cost of goods sold increased 2% over 2000. This increase was primarily due to higher packaging material costs for aluminum cans and glass bottles, in addition to higher raw materials, energy and labor costs. The continuing shift in our package mix toward more expensive longneck bottles also increased costs slightly. These increases were partially offset by distribution efficiencies from new information systems and processes designed to reduce transportation costs, the benefits from not incurring the 53rd week of costs and closing our Spain brewing and commercial operations in 2000.

Gross profit as a percentage of net sales of 36.7% in 2001 was virtually unchanged from prior year's 36.8%.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses were $717.1 million in 2001 compared with $722.7 million in 2000. The $5.6 million decrease was mostly due to lower costs for advertising and promotions and the favorable impact from the sale of our company-owned distributorships which resulted in less advertising and overhead costs. In addition, overhead expenses declined due to 52 weeks in 2001 versus 53 weeks in the prior year. These favorable variances were partially offset by higher costs related to information systems, market research and professional fees.

Special Charges

Our net special charges were $23.2 million in 2001 compared to special charges of $15.2 million in 2000. The following is a summary of special charges incurred during these years:

Information technology: We entered into a contract with EDS Information Services, LLC (EDS), effective August 1, 2001, to outsource certain information technology functions. We incurred outsourcing costs during the year of approximately $14.6 million. These costs were mainly related to a $6.6 million write-down of the net book value of information technology assets that were sold to and leased back from EDS, $5.3 million of one-time implementation costs and $2.7 million of employee transition costs and professional fees associated with the outsourcing project. We believe this new arrangement will allow us to focus on our core business while having access to the expertise and resources of a world-class information technology provider.

Restructure charges: In the third quarter of 2001, we recorded $1.6 million of severance costs for approximately 25 employees, primarily due to the restructuring of our purchasing organization. During the fourth quarter of 2001, we announced plans to restructure certain production areas. These restructurings, which began in October 2001 and have continued through April 2002, will result in the elimination of approximately 90 positions. As a result, we recorded associated employee termination costs of approximately $4.0 million in the fourth quarter. Similar costs of approximately $0.4 million related to employee terminations in other functions were also recorded in the fourth quarter. We expect all 2001 severance to be paid by the second quarter of 2002. We continue to evaluate our entire supply chain with the goal of becoming a more competitive and efficient organization.

Can and end plant joint venture: In the third quarter of 2001, we recorded $3.0 million of special charges related to the dissolution of our existing can and end joint venture as part of the restructuring of this part of our business that will allow us to achieve operational efficiencies. Effective January 1, 2002, we entered into a partnership agreement with Ball Corporation, one of the world's leading suppliers of metal and plastic packaging to the beverage and food industries, for the manufacture and supply of aluminum cans and ends for our domestic business.

Property abandonment: In 2001, we recorded a $2.3 million charge for a portion of certain production equipment that was abandoned and will no longer be used.

Spain closure: In 2000, we recorded a total pretax special charge of $20.6 million related to the closure of our Spain brewing and commercial operations. Of the total charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments previously recorded to equity related to our Spain operations. All severance and related closure costs were paid by July 1, 2001, out of current cash balances. The closure resulted in savings of approximately $7 million in 2001 and only modest savings in 2000. These savings were invested back into our domestic and international businesses. In December 2001, the plant and related fixed assets were sold for approximately $7.2 million resulting in a net gain, before tax, of approximately $2.7 million.

Insurance settlement: In 2000, we received an insurance claim settlement of $5.4 million that was credited to special charges.

Operating Income

As a result of the factors noted above, operating income was $151.6 million for the year ended December 30, 2001, an increase of $1.0 million or 0.7% over operating income of $150.6 million for the year ended December 31, 2000. Excluding special charges, operating income was $174.8 million, an $9.0 million or 5.4% increase over operating earnings of $165.8 million in 2000.

Other Income (Expense), Net

Other income (expense), net consists of items such as interest income, equity income on certain unconsolidated affiliates and gains and losses from divestitures and foreign currency exchange transactions. Net other income was $46.4 million in 2001 compared with income of $18.9 million in 2000. The $27.5 million increase was mainly due to $27.7 million of gains recognized from the sale of company-owned distributorships coupled with a $2.0 million gain from the sale of certain non-essential water rights. In addition, as part of our tax strategy to utilize certain capital loss carryforwards, we recognized gains of $4.0 million from the sale of marketable securities. Partially offsetting these gains were net foreign currency exchange losses of $0.3 million primarily related to a derivative transaction performed in anticipation of the Carling acquisition, a write-off of mineral land reserves of $1.0 million, an equity loss from the Molson USA joint venture of $2.2 million and goodwill amortization of $1.6 million related to this investment.

Income Taxes

Our reported effective tax rate for 2001 was 37.9% compared to 35.3% in 2000. In 2000, our rate was affected by the favorable settlement of certain tax issues related to the Spain brewery closure, the resolution of an Internal Revenue Service audit and reduced state tax rates. Excluding the impact of special charges, our effective tax rate for 2001 was 37.9% compared to 38.0% in 2000.

Net Income

Net income for the year increased $13.3 million, or 12.2%, over the prior year. For 2001, net income was $123.0 million, or $3.33 per basic share ($3.31 per diluted share), which compares to net income of $109.6 million, or $2.98 per basic share ($2.93 per diluted share), for 2000. Adjusting for the impact of share repurchases of approximately 1,500,000 shares, net income per share, would have been $3.29 per basic share ($3.27 per diluted share) in 2001. Excluding special charges and gains on sales of distributorships, after-tax earnings for 2001 were $120.2 million, or $3.26 per basic share ($3.23 per diluted share). This was a $6.3 million or 5.5% increase over 2000 of $113.9 million, or $3.10 per basic share ($3.04 per diluted share).

2000 VS. 1999:

Gross and Net Sales

Our gross and net sales for 2000 were $2,841.7 million and $2,414.4 million, respectively, resulting in a $199.0 million and $177.9 million increase over our 1999 gross and net sales of $2,642.7 million and $2,236.5 million, respectively. Net revenue per barrel was 3.1% higher than 1999. Gross and net sales were favorably impacted by a 4.7% increase in barrel unit volume. We sold 22,994,000 barrels of beer and other malt beverages in 2000 compared to sales of 21,954,000 barrels in 1999. Net sales in 2000 were also favorably impacted by a continuing shift in consumer preferences toward higher-net-revenue products, domestic price increases and a longer fiscal year (2000 consisted of 53 weeks versus 52 weeks in 1999). Excluding our 53rd week, unit volume was up approximately 4.1% compared to the 52-week period ended December 26, 1999. Excise taxes as a percent of gross sales decreased slightly in 2000 compared to 1999 primarily as a result of a shift in the geographic mix of our sales.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $1,525.8 million in 2000, an increase of 9.2% compared to $1,397.3 million in 1999. Cost of goods sold as a percentage of net sales was 63.2% for 2000 compared to 62.5% for 1999. On a per barrel basis, cost of goods sold increased 4.3% in 2000 compared to 1999. This increase was primarily due to an ongoing mix shift in demand toward more expensive products and packages, including longneck bottles and import products sold by Coors-owned distributors, as well as higher aluminum, energy and freight costs. Cost of goods sold also increased as a result of higher labor costs in 2000 from wage increases and overtime incurred during our peak season to meet unprecedented demand for our products, higher depreciation expense because of higher capital expenditures and additional fixed costs as a result of our 53rd week in 2000.

Gross profit for 2000, was $888.6 million, a 5.9% increase over gross profit of $839.2 million for 1999. As a percentage of net sales, gross profit decreased to 36.8% in 2000 compared to 37.5% of net sales in 1999.

Marketing, General and Administrative Expenses

Marketing, general and administrative costs were $722.7 million in 2000 compared to $693.0 million in 1999. The $29.7 million or 4.3% increase over the prior year was primarily due to higher spending on marketing and promotions, both domestically and internationally. We continued to invest behind our brands and sales forces -- domestic and international -- during 2000, which included reinvesting incremental revenues that were generated from the volume and price increases achieved and discussed earlier. Our 2000 corporate overhead and information technology spending was also up slightly over 1999.

Special Charges

In 2000, our net special charges were $15.2 million. We incurred a total special charge of $20.6 million triggered by our decision to close our Spain brewery and commercial operations. Of the approximately $20.6 million charge, approximately $11.3 million related to severance and other related closure costs for approximately 100 employees, approximately $4.9 million related to a fixed asset impairment charge and approximately $4.4 million for the write-off of our cumulative translation adjustments previously recorded to equity related to our Spain operations. In 2000, approximately $9.6 million of severance and other related closure costs were paid with the remaining $1.7 million reserve being paid during the first quarter of 2001. These payments were funded from current cash balances. Closing our Spain operations eliminated annual operating losses of approximately $7.0 million to $8.0 million. The anticipated payback period is less than three years. We intend to invest much of the annual savings into our domestic and international businesses. The closure resulted in small savings in 2000. The Spain closure special charge was partially offset by an unrelated insurance claim settlement credit of $5.4 million.

In 1999, we recorded a special charge of $5.7 million. The special charge included $3.7 million for severance costs from the restructuring of our engineering and construction units and $2.0 million for distributor network improvements. Approximately 50 engineering and construction employees accepted severance packages under this reorganization. Amounts paid related to this restructuring were approximately $0.2 million, $2.3 million and $0.9 million during 2001, 2000 and 1999, respectively.

Operating Income

As a result of these factors, our operating income was $150.6 million for the year ended December 31, 2000, an increase of $10.1 million or 7.2% over operating income of $140.5 million for the year ended December 26, 1999. Excluding special charges, operating earnings were $165.8 million for 2000, an increase of $19.6 million or 13.4% over operating earnings of $146.2 million for 1999.

Other Income (Expense), Net

Net other income was $18.9 million for 2000, compared with net other income of $10.1 million for 1999. The significant increase in 2000 was primarily due to higher net interest income, resulting from higher average cash investment balances with higher average yields and lower average debt balances in 2000 compared to 1999.

Income Taxes

Our reported effective tax rate for 2000, was 35.3% compared to 38.8% for 1999. The primary reasons for the decrease in our effective rate were the realization of a tax benefit pertaining to the Spain brewery closure, the resolution of an Internal Revenue Service audit and reduced state tax rates. Excluding the impact of special charges, our effective tax rate for the year ended December 31, 2000, was 38.0%, compared to 38.8% for the year ended December 26, 1999.

Net Income

Net income for the year increased $17.3 million or 18.7% over the prior year. For 2000, net income was $109.6 million, or $2.98 per basic share ($2.93 per diluted share), which compares to net income of $92.3 million, or $2.51 per basic share ($2.46 per diluted share), for 1999. Excluding special charges and gains of sales of distributorships, after-tax earnings for 2000, were $113.9 million, or $3.10 per basic share ($3.04 per diluted share). This was an $18.1 million or 18.9% increase over after-tax earnings, excluding special charges, of $95.8 million, or $2.61 per basic share ($2.56 per diluted share), for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities, marketable securities and external borrowings, including a new revolving credit facility that became effective after year-end. At the end of 2001, our cash and cash equivalents and marketable securities totaled $309.7 million, down from $386.2 million at the end of 2000. Additionally, cash and cash equivalents declined from $119.8 million in 2000 to $77.1 million in 2001. At December 30, 2001, working capital was $89.0 million compared to $118.4 million at December 31, 2000. The decrease in cash and cash equivalents was primarily due to the following: the payment of $65 million for the purchase of a 49.9% interest in Molson USA, LLC, a joint venture with Molson, Inc.; higher capital expenditures of $244.5 million; and $72.3 million of stock repurchases. Proceeds from the sale of our company-owned distributorships positively impacted our cash balance. The decrease in working capital was due to the reclassification of $80 million of debt from long term to current, as this amount is due in July 2002; higher accounts payable resulting mostly from increased capital expenditures, higher cash overdraft balances (which are classified as financing activities in the Consolidated Statements of Cash Flows), coupled with liabilities assumed relative to our purchase of Rexam's interest in our prior can joint venture. Lower sales in 2001, driven primarily by a slight softening in demand, resulted in a decrease in accounts receivable. Inventories increased due to an inventory transfer from our prior can joint venture related to our purchase of Rexam's interest in that joint venture. At December 30, 2001, our total investment in marketable securities was $232.6 million, all of which were classified as current assets. At December 31, 2000, the amount in current was $72.8 million. In January 2002, these securities were sold, resulting in a net gain of $4.0 million, of which approximately half of these proceeds were used in the Carling acquisition and the remaining amount was applied towards operating cash requirements. In March 2002, all obligations under the terms of our Colorado Industrial Revenue bonds were prepaid totaling approximately $5.0 million and the debt was terminated. As part of the settlement and indemnification agreement related to the Lowry Superfund site with the City and County of Denver and Waste Management of Colorado, Inc., we agreed to post a letter of credit equal to the present value of our share of future estimated costs if estimated future costs exceed a certain amount and our long-term credit rating falls to a certain level. The future estimated costs now exceed the level provided in the agreement, however, our credit rating remains above the level that would require this letter of credit to be obtained. Based on our preliminary evaluation, should our credit rating fall below the level stipulated by the agreement, it is reasonably possible that the letter of credit that would be issued could be for as much as $10 million. For more information on the Lowry Superfund site see the Environmental Contingencies section below.

We believe that cash flows from operations, cash from the sale or maturity of marketable securities, all of which are highly liquid, and cash provided by short-term borrowings through our revolver financing, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be significantly impacted by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the societal acceptability views of alcohol beverages, any shift away from light beers and any of the other factors we describe in the section titled "Risk Factors". We also have recently entered into new credit facilities in connection with the acquisition of the Coors Brewers business. These facilities contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis.

Operating Activities

The net cash provided by operating activities for each of the three years presented reflects our net income adjusted for non-cash items. Net cash provided by operating activities was $193.4 million for 2001, compared to $280.7 million and $211.3 million for 2000 and 1999, respectively. Operating cash flows were $87.3 million lower in 2001 than in 2000 as higher net income of $13.3 million was more than offset by a decline in cash distributions received from our joint venture entities and lower depreciation expense. Also in 2001, we realized significant gains on the sale of properties and securities, and our net deferred tax liability decreased from year-end 2000 mainly due to the realization of certain tax benefits. The gains from the sale of properties were mainly due to the sale of three company-owned distributorships for $27.7 million. Operating cash flows in 1999 were $67.4 million lower than in 2000 because of a $48.0 million contribution we made to our defined benefit pension plan in January 1999 with no similar contribution being made in 2000. The 1999 contribution was made as a result of benefit improvements made to our defined benefit pension plan that resulted in an increase in the projected benefit obligation of approximately $48.0 million. The remaining increase in 2000 operating cash flow was due to higher net income, higher depreciation expense, the non-cash portion of the special charge related to Spain, higher cash distributions received from our joint venture entities and working capital changes. The increase in distributions received was a result of higher earnings of the joint ventures in 2000 compared to 1999. The fluctuations in working capital were primarily due to timing between the two years; our accounts receivable were lower at December 31, 2000, as a result of the 53rd week in 2000, which tends to be our slowest week, and our accounts payable were higher at December 31, 2000, due to increased capital expenditures at the end of 2000 compared to 1999. These increases in operating cash flows were partially offset by increases in the equity earnings of our joint ventures and gains on sale of properties.

Investing Activities

During 2001, we used $196.7 million in investing activities compared to a use of $297.5 million in 2000 and $121.0 million in 1999. The $100.8 million decrease from 2000 to 2001 was primarily due to proceeds from the sale of properties, mainly three of our company-owned distributorships, and lower net investment activity in 2001. In 2001, our net cash proceeds from marketable securities activity was $39.9 million compared to a net cash use of $148.6 million in 2000. In 2000, we shifted to investing in longer-term marketable securities by investing cash from short-term investment maturities into longer term corporate, government agency and municipal debt instruments, all of which are highly liquid. This change in investment strategy resulted in a higher cash outflow for purchases of securities in 2000 compared to 2001. Cash used in 2001 for investing activities consisted of the $65 million payment made to acquire our 49.9% interest in Molson USA, a joint venture with Molson, Inc. and increased capital expenditures of $244.5 million compared to $154.3 in 2000. A significant portion of our 2001 capital expenditures were for capacity-related projects that were started late in 2000 and in early 2001. Net cash used in investing was $176.5 million higher in 2000 compared to 1999 mostly due to our change in investment strategy in 2000 which resulted in a higher net cash outflow for purchases of securities in 2000 compared to 1999 of $159.6 million, coupled with higher capital expenditures.

Financing Activities

Net cash used in financing activities was $38.8 million in 2001, consisting primarily of $72.3 million for purchases of our Class B common stock under our stock repurchase program, dividend payments of $29.5 million on our Class B common stock, partially offset by cash inflows of $51.6 million related to an increase in cash overdrafts over year-end 2000; and $10.7 million associated with the exercise of stock options under our stock option plans.

During 2000, we used approximately $26.9 million in financing activities, primarily for dividend payments of $26.6 million on our Class B common stock and $20.0 million for purchases of our Class B common stock under our stock repurchase program. These cash uses were partially offset by cash inflows of $17.2 million related to the exercise of stock options under our stock option plans.

During 1999, we used $87.7 million in financing activities consisting primarily of principal payments of $40.0 million on our medium-term notes, net purchases of $11.0 million for Class B common stock, dividend payments of $23.7 million and a decrease in cash overdrafts of $11.3 million.

Debt Obligations

At December 30, 2001, we had $100 million in unsecured Senior Notes outstanding, $80 million of which is due in July 2002. The remaining $20 million is due in 2005. Fixed interest rates on these notes range from 6.76% to 6.95%. Interest is paid semiannually in January and July. No principal payments were due or made on our debt in 2001 or 2000.

Our affiliate, RMMC has planned capital improvements of approximately $50.0 million over the first three years of its operations. RMMC will fund these improvements using third-party financing. This debt will be secured by the joint venture's various supply and access agreements with no recourse to either Coors or Ball. This debt will not be included in our financial statements.

In connection with our acquisition of the Coors Brewers business, we entered into new senior unsecured credit facilities under which we borrowed $800 million of term debt and $750 million of short-term bridge debt. The new facilities also provide up to $300 million of revolving borrowing, none of which has been drawn to date. For more information about our senior unsecured credit facilities, see Note 17, Subsequent Event, in the Notes to the Consolidated Financial Statements.

Subsequent to our acquisition of the Coors Brewers business from Interbrew S.A., Standard and Poor's (S&P) affirmed its BBB+ corporate rating while Moody's downgraded our senior unsecured rating to Baa2 from Baa1. The Moody's downgrade reflects the large size of the acquisition relative to our existing business, and the competitive challenges we continue to face in the U.S. market. It also reflects the significant increase in debt that will result, as well as the decrease in our financial flexibility. The rating continues to reflect our successful franchise in the U.S. market, the Coors Brewers strong position in the U.K. market and the product and geographic diversification that Coors Brewers adds.

Our debt-to-total capitalization ratio declined to 9.9% at the end of 2001, from 10.1% at year-end 2000 and 11.1% at year-end 1999. At February 2, 2002, following the acquisition of the Coors Brewers business, our debt-to-total capitalization ratio was approximately 63%.

Revolving Line of Credit

In addition to the Senior Notes, at December 30, 2001, we had an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 30, 2001. This line of credit had a five-year term expiring in 2003. A facilities fee was paid on the total amount of the committed credit. Under the arrangement, we were required to maintain a certain debt-to-total capitalization ratio and were in compliance at year-end 2001. In February 2002, this credit facility was terminated and replaced by the credit agreements associated with the purchase of Coors Brewers.

Financial Guarantees

We have a 1.1 million yen financial guarantee outstanding on behalf of our subsidiary, Coors Japan. This subsidiary guarantee is primarily for two working capital lines of credit and payments of certain duties and taxes. One of the lines provides up to 500 million yen and the other provides up to 400 million yen (approximately $6.8 million in total as of December 30, 2001) in short-term financing. As of December 30, 2001, the approximate yen equivalent of $3.0 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Advertising and Promotions

As of December 30, 2001, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, were approximately $91.5 million over the next eight years.

Stock Repurchase Plan

In November 2000, the board of directors authorized the extension of our stock repurchase program through 2001. The program authorizes repurchases of up to $40 million of our outstanding Class B common stock. In the third quarter of 2001, our board of directors increased the amount authorized for stock repurchases in 2001 from $40 million to $90 million. The authorized increase was in response to the market conditions following the events of September 11, 2001. Repurchases were financed by funds generated from operations or by our cash and cash equivalent balances. During 2001, we used $72.3 million to repurchase common stock under this stock purchase program. Even though the board of directors extended the program in November 2001, and authorized the repurchase during 2002 of up to $40 million of stock, we have decided to suspend our share repurchases until debt levels resulting from the acquisition of the Coors Brewers business from Interbrew are reduced.

Capital Expenditures

After being capacity constrained in our operations during peak season in recent years, in 2001 we spent $244.5 million on capital improvement projects, approximately two-thirds of which was related to improving production capacity, flexibility and efficiency. With these important capabilities in place, we now have ample capacity in brewing, packaging and warehousing to more efficiently meet expected growth in consumer demand for our products, including during the peak summer selling season. During 2002, we currently anticipate capital spending in the range of $135 to $145 million in our North American business. Combined with the capacity work completed in 2001, this level of capital spending will allow us to grow this business and improve its efficiency in the years ahead. As a result, we currently plan capital spending for our North American business in the range of 2002 levels for at least the next several years.

Molson USA, LLC

On January 2, 2001, we entered into a joint venture partnership agreement with Molson, Inc. and paid $65 million for a 49.9% interest in the joint venture. The joint venture, known as Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We used a portion of our current cash balances to pay the $65 million acquisition price.

Pension Plan Assets

In 2001, the funded position of the Coors Retirement Plan was eroded somewhat due to the combined effects of a lower discount rate and a challenging investment environment. This resulted in the recognition of an additional minimum liability, resulting from the excess of our accumulated benefit obligation over the fair value of plan assets. For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation was $659.1 million and the accumulated benefit obligation was $567.2 million. The amounts recognized in the consolidated statement of financial position for accrued pension liability, additional minimum liability, accumulated other comprehensive loss, prepaid benefit cost and intangible asset in 2001 are $61.9 million, $29.8 million, $13.7 million ($8.5 million, net of tax), $21.5 million and $48.3 million, respectively. For further information regarding pension plan assets, refer to Note 7, Employee Retirement Plans, and Note 13, Other Comprehensive Income, in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations and Commercial Commitments

Contractual cash obligations(2):

                                        Payments due by period
                                  Less than      1-3      4-5     After
                            Total  1 year       years    years  5 years
                                           (in thousands)
Long term debt         $ 105,000   $85,000   $ 20,000 $     --  $    --
Capital lease
  obligations              9,377     4,298      5,079       --       --
Operating leases          30,763     7,069     11,832    9,393    2,469
Other long term
  obligations(1)       1,283,015   657,757    455,363  153,395   16,500
    Total obligations $1,428,155  $754,124   $492,274 $162,788  $18,969


Other commercial commitments(2):

                               Amount of commitment expiration per period
                       Total amounts  Less than    1-3       4-5      After
                        committed      1 year    years     years    5 years
                                          (in thousands)
Standby letters of
  credit                    $ 5,751    $ 5,336     415        --         --
Guarantees                    3,038      3,038      --        --         --
    Total commercial
      commitments           $ 8,789    $ 8,374   $ 415     $  --    $    --


(1) See Note 15, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information.

(2) Amounts do not include commitments related to the acquisition of the Coors Brewers business, see Note 17, Subsequent Event, in the Notes to the Consolidated Financial Statements.



Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "industry forces," "strategies," "goals" and similar words. Statements that we make in this report that are not statements of historical fact may also be forward-looking statements. In particular, statements that we make under the headings "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2002" relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectation for funding our 2002 capital expenditures and operations, our debt service capabilities, our shipment level and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements. Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. There may be events in the future that we are not able to predict accurately, or over which we have no control. You should not place undue reliance on forward-looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

Our actual results for future periods could differ materially from the opinions and statements expressed with respect to future periods. In particular, our future results could be affected by factors related to our acquisition of the Coors Brewers business in the U.K., including integration problems, unanticipated liabilities and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors.

To improve our financial performance, we must grow premium beverage volume, achieve modest price increases for our products and control costs. The most important factors that could influence the achievement of these goals and cause actual results to differ materially from those expressed in the forward looking statements, include, but are not limited to, the matters we discussed in "Risk Factors".

OUTLOOK FOR 2002

Overall, 2001 represented a challenging year for our company, particularly in the area of sales growth. However, in the fourth quarter of 2001, we began to see improved sales trends in our business and in the beer industry.

We are cautiously optimistic that improved U.S. industry growth, when combined with our new advertising and sales efforts, will allow us in 2002 to achieve our long-standing goal of growing our unit volume 1% to 2% faster than the U.S. beer industry. Despite widespread U.S. economic weakness, the industry pricing environment continued to be favorable late in 2001 and early in 2002. An increase in the level of promotional discounting or the degree of value-pack activity could have an unfavorable impact on sales and margins. Geographic and product mix continued to have a modest negative impact on net sales per barrel late in 2001, with sales shifting toward lower-revenue geographies and products. Also important, the comparative net-sales-per-barrel impact of the sale of company-owned U.S. distributorships that we experienced in the fourth quarter of 2001 -- a reduction of about 2.5 % -- is likely to continue for the next three quarters, with slight easing in the third quarter of 2002 and significant easing in the fourth quarter. The disposition of Coors-owned distributorships reduces the growth in our sales per barrel primarily because the volumes sold by these distributorships represents much higher revenue-per-barrel business than our average and because the non-Coors brand volumes (for example, import beers) sold by these distributorships are not included in our reported unit volume.

The current outlook for U.S. cost of goods is more encouraging than we have seen in the past few years. Following are the five cost factors that we think will be most important in 2002:

- First, we are beginning to achieve significant operating efficiencies. Our operations teams have begun to achieve success in a number of areas, particularly with distribution costs and related supply-chain work. Some of these savings have started to become significant, especially in the fourth quarter of 2001. During the past two years, we have been focused on adding production capacity, culminating with the start-up of the new bottle line in our Shenandoah facility this spring. Now, we will focus on utilizing the capacity we have in the most efficient way possible.

- Second, input costs, including packaging materials, agricultural commodities and fuel, are stabilizing. Early in 2002, the outlook is for approximately flat can costs, assuming aluminum ingot prices stay near their current levels. We anticipate modestly higher glass bottle costs, with little change in paper packaging rates and agricultural commodity costs in 2002. Fuel costs are always difficult to forecast, but the outlook at this point is about the same as in 2001. Changes in oil or natural gas prices could alter this outlook.

- Third, mix shifts will also affect costs, but probably less than in the past few years. Aside from changes in raw material rates, we plan to spend more on glass in 2002 because of the continuing shift in our package mix toward longneck bottles (LNNRs), which cost more and are less profitable than most of our other package configurations. We anticipate increasing LNNRs to more than 80% of our bottle mix this year. This represents a significant slowdown in this mix shift toward LNNRs as we complete the phase-out of the shorter convenience bottles.

- Fourth, labor-related costs are expected to increase due to higher pension and health care costs, as well as higher crewing related to capacity expansion projects completed in 2001.

- Fifth, we anticipate that the sale of our distributorships in 2001 will be the largest single factor affecting reported cost of goods in 2002. The fourth quarter 2001 impact of about (3%) offers the best template for the first three quarters of 2002, with this factor essentially normalizing early in the fourth quarter of 2002. The disposition of Coors-owned distributorships reduces the growth in our cost of goods sold per barrel primarily because the volumes sold by these distributorships represents much higher cost-per-barrel business than our average and because the non-Coors brand volumes (for example, import beers) sold by these distributorships are not included in our reported unit volume.

Bringing together all of these factors, we plan to continue to make progress in reducing costs in key areas of our company in 2002. Overall, we see substantial additional potential to reduce our cost of doing business.

Marketing and sales spending in North America is expected to increase in 2002. We continue to focus on reducing costs so that we can invest in our brands and sales efforts incrementally. Additional sales and marketing spending is determined on an opportunity-by-opportunity basis. Incremental revenue generated by price increases is likely to be spent on advertising and marketplace support because the competitive landscape has shifted during the past four years toward much more marketing, promotional and advertising spending. General and administrative costs are expected to increase due to higher labor benefit costs and spending on systems to support our supply chain initiatives.

Interest expense will greatly exceed interest income in 2002 due to the additional debt we incurred to complete the Carling acquisition. We also reduced cash balances to complete this transaction. We will be keenly focused on generating cash and paying down debt for the next few years.

In 2002, we have planned capital expenditures (excluding capital improvements for our container joint ventures, which will be recorded on the books of the respective joint ventures) for our North American business in the range of approximately $135 to $145 million for improving and enhancing our facilities, infrastructure, information systems and environmental compliance. This capital spending plan is down from $244.5 million in 2001. All of the planned reduction for 2002 is the result of completing capacity-related projects in 2001. Based on preliminary analysis, we anticipate 2002 capital spending in our U.K. business will be in the range of $80 to $90 million.

The impact of Coors Brewers on our 2002 outlook will depend substantially on business plans being developed in early 2002.

CONTINGENCIES

Environmental: We were one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party
(PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and was managed by Waste Management of Colorado, Inc. (Waste). In 1990, we recorded a special pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of an agreement with Denver and Waste to settle the outstanding litigation related to this issue.

Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

In January 2002, in response to the EPA's five-year review conducted in 2001, Waste provided us with updated annual cost estimates through 2032. We have reviewed these cost estimates in the assessment of our accrual related to this issue. In determining that the current accrual is adequate, we eliminated certain costs included in Waste's estimates, primarily trust management costs that will be accrued as incurred, certain remedial costs for which technology has not yet been developed and income taxes which we do not believe to be an included cost in the determination of when the $120 million threshold is reached. We generally used a 2% inflation rate for future costs, and discounted certain operations and maintenance costs at the site that we deemed to be determinable, at a 5.46% risk-free rate of return. Based on these assumptions, the present value and gross amount of discounted costs are approximately $1 million and $4 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability.

There are a number of uncertainties at the site, including what additional remedial actions will be required by the EPA, and what costs are included in the determination of when the $120 million threshold is reached. Because of these issues, the estimate of our liability may change as facts further develop, and we may need to increase the reserve. While we cannot predict the amount of any such increase, an additional accrual of as much as $25 million is reasonably possible based on our preliminary evaluation, with additional cash contributions beginning as early as 2013.

We were one of several parties named by the EPA as a PRP at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including our company, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action are approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project which are not possible to estimate at this time. However, we believe they would be immaterial to our operating results, cash flows and financial position.

In August 2000, an accidental spill into Clear Creek at our Golden, Colorado, facility caused damage to some of the fish population in the creek. A settlement reached in February 2001 with the Colorado Department of Public Health and Environment was modified based on public comment, including comments by the EPA. As a result, permit violations that occurred several years prior to the accidental spill were included in the settlement, as well as economic benefit penalties related to those prior violations. A total civil penalty of $100,000 was assessed in the final settlement with the Department reached in August 2001. In addition, we will undertake an evaluation of our process wastewater treatment plant. On December 21, 2001, we settled with the Colorado Division of Wildlife for the loss of fish in Clear Creek. We have agreed to construct, as a pilot project, a tertiary treatment wetlands area to evaluate the ability of a wetlands to provide additional treatment to the effluent from our waste treatment facilities. We will also pay for the stocking of game fish in the Denver metropolitan area and the cost of two graduate students to assist in the research of the pilot project. The anticipated costs of the project are estimated to be approximately $500,000. The amounts of these settlements have been fully accrued as of December 30, 2001.

From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

In addition, we are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Litigation: We are also named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending ourselves against them and, in some instances, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect our financial position, results of operations or cash flows.

Risk Factors

You should carefully consider the following factors and the other information contained within this document:

We have a substantial amount of indebtedness.

Because of the acquisition of the Coors Brewers business, we will have indebtedness that is substantial in relation to our stockholders' equity. As of February 2, 2002, we have total debt of more than $1.7 billion. Furthermore, our debt agreements permit us to incur additional indebtedness in the future. Our consolidated indebtedness may have the effect, generally, of restricting our flexibility in responding to changing market conditions and could make us vulnerable in the event of a general downturn in economic conditions or our business.

Our substantial indebtedness could have important consequences to us, including:

- a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes including expansion through acquisitions, marketing spending and expansion of our product offerings; and

- we may be more leveraged than some of our competitors, which may place us at a competitive disadvantage.

Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Our ability to successfully integrate the Coors Brewers business and to implement our business strategy with respect to the Coors Brewers business could have a material adverse effect on our financial results.

While we believe that the acquisition of the Coors Brewers business will provide us with significant opportunities to increase our revenues, there can be no assurances that these benefits will be realized or that we will not face difficulty in integrating the Coors Brewers business. Acquisitions involve a number of special risks, including the risk that acquired businesses will not achieve the results we expect, the risk that we may not be able to retain key personnel of the acquired business, unanticipated events or liabilities, and the potential disruption of our business.

If we are unable to successfully integrate the Coors Brewers business, we may not realize anticipated revenue growth, which may negatively impact our profitability. The occurrence of any of the events referred to in the risks described above or other unforeseen developments in connection with the acquisition and integration of the Coors Brewers business could materially and adversely affect our results of operations.

In addition, we have not previously operated a business the size of Coors Brewers in the U.K. If we are unable to retain key personnel of the acquired business, we may be unable to realize the benefits that we expect from the acquisition. If the costs of operating the acquired business are higher than we expect, our business, financial position and results of operations may be adversely affected.

Loss of the Coors Brewers Limited management team could negatively impact our ability to successfully operate the U.K. business.

The successful operation and integration of the Coors Brewers business is dependent, to a great extent, upon retention of the current management team. Although current management has committed to staying with us, the loss of one or more members could have a material adverse impact on the success of the Coors Brewers business until proper replacements could be found.

Our success depends largely on the success of one product in the U.S. and in the U.K. the failure of which would materially adversely affect our financial results.

Although we currently have 11 products in our U.S. portfolio, Coors Light represented more than 70% of our sales volume for 2001. A key factor in our growth is based on consumer taste preferences that are beyond our control. Our primary competitors' portfolios are more evenly diversified than ours. As a consequence, if consumer tastes shift to another style of beer, the loss of sales from Coors Light would have a disproportionately negative impact on our business compared to the business of our principal competitors. We cannot assure that the Coors Light brand will maintain market share or continue to grow.

We cannot provide assurance that our acquisition of Coors Brewers will mitigate our reliance on a single product to any significant degree or offset the impact of any potential loss of market share or sales of Coors Light. Moreover, Carling lager is the best-selling brand in the U.K. and represented more than 50% of the Coors Brewers sales volume in the U.K. Consequently, any material shift in consumer preferences in the U.K. away from Carling would have a disproportionately negative impact on that business.

Because our primary production facility in the U.S. and the Coors Brewers production facilities in the U.K. are each located at a single site, we are more vulnerable than our competitors to transportation disruptions and natural disasters.

Our primary U.S. production facilities are located in Golden, Colorado, where we brew more than 90% of our volume in the U.S. and package approximately 60% of our products sold in the U.S. Our centralized operations in the U.S. require us to ship our products greater distances than our competitors. We ship approximately 64% of our products by truck and intermodal directly to distributors and satellite redistribution centers. The remaining 36% of our products are transported by railcar to distributors and satellite redistribution centers. If our transportation system in the U.S. is disrupted as a result of labor strikes, work stoppages, or for any other reason, our business and financial results would be negatively impacted.

The Coors Brewers production facilities in the U.K. are located in Burton-on-Trent, England. Although these facilities are composed of two breweries, they are located side-by-side. These two breweries account for the majority of our production in the U.K.

Because these operations are both centralized, we would experience proportionately greater disruption and losses than our competitors if these primary production facilities in the U.S. or the U.K. were damaged by natural disasters or other catastrophes.

We are significantly smaller than our two primary competitors in the U.S., and we are more vulnerable than our competitors to cost and price fluctuations.

The beer industry is highly competitive. At the retail level, we compete on the basis of quality, taste, advertising, price, packaging innovation and retail execution by our distributors. Competition in our various markets could cause us to reduce pricing, increase capital and other expenditures or lose market share, any of which could have a material adverse effect on our business and financial results.

In the U.S., we compete primarily with Anheuser-Busch Companies, Inc. and Miller Brewing Co., the top two brewers in the U.S. Both of our primary competitors have substantially greater financial, marketing, production, distribution and other resources than we have. As a consequence, we face significant competitive disadvantages related to their greater economies of scale. To remain competitive, we must spend substantially more per barrel on advertising due to our smaller scale. In addition, we are subject to being outspent by our competitors in advertising, promotions and sponsorships. Aggressive marketing campaigns by our competitors could requires us to spend additional amounts on marketing or cause us to lose market share, which would adversely affect our profit margins.

The concentration of our operations at one location contributes to higher costs per barrel than our primary competitors due to a number of factors. These factors include, but are not limited to, higher transportation costs and the need to maintain satellite redistribution centers. Our primary competitors have multiple geographically dispersed breweries and packaging facilities. Therefore, they have lower transportation costs and less need for satellite redistribution centers. As a result of our higher costs per barrel and resulting lower margins, we are more vulnerable to cost and price fluctuations than our major competitors. Any significant increase in costs, such as fuel or packaging costs, or significant decrease in prices that we can charge for our products, would have a disproportionately material adverse effect on our business, operations and financial condition.

We are vulnerable to the pricing actions of our primary competitors, which are beyond our control.

An improved pricing environment over the past several years has allowed us to make moderate, consistent increases in beer prices. These pricing increases have contributed to our improved profitability. The market may not continue to accept price increases, and our competitors may move away from price increases and implement competitive strategies that involve price discounting. Any material negative change in the current pricing environment could have a material adverse affect on our results of operations.

If any of our suppliers are unable or unwilling to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

We purchase most of our paperboard and label packaging for our U.S. products from Graphic Packaging International Corporation. William K. Coors and Peter H. Coors serve, along with other Coors family members, as co-trustees of a number of Coors family trusts which collectively control both Graphic Packaging and us. Graphic Packaging supplies unique packaging to us that is not currently produced by any other supplier. Our agreement with Graphic Packaging expires in 2002. We have begun negotiations to extend this agreement. Because we do not believe there is another readily available source for this packaging, the loss of Graphic Packaging as our supplier without sufficient time to develop an alternative source for our packaging requirements, or a significant increase in prices charged by Graphic Packaging, would likely have a material adverse effect on our business.

We are dependent on our suppliers for all of the raw materials used in our products as well as for all packaging materials. We currently purchase nearly all of our aluminum cans in the U.S. from our joint venture with Ball Corporation and more than half of our glass bottles from our joint venture with Owens-Brockway Glass Container, Inc.. We also have agreements to purchase substantially all of our remaining can and bottle needs from these joint venture partners.

Coors Brewers has only a single source for their can supply. The loss of this supplier without sufficient time to develop an alternative source would likely have a material adverse effect on their business.

As with most agricultural products, the supply and price of raw materials used to produce our products can be affected by a number of factors beyond our control, including frosts, droughts, other weather conditions, economic factors affecting growth decisions, various plant diseases and pests. To the extent that any of the foregoing affects the ingredients we use to produce our products, our results of operations could be materially and adversely affected.

The government may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

Our business is highly regulated by national and local government entities. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements. The beer industry could be subjected to changes or additions to governmental regulations. For example, we could face new labeling or packaging requirements or restrictions on advertising and promotions that could adversely affect the sale of our products.

Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Various legislative authorities in both the U.S. and the U.K. from time to time consider various proposals to impose additional excise taxes on the production and sale of alcohol beverages, including beer. The last significant increase in federal excise taxes on beer was in 1991 when Congress doubled federal excise taxes on beer. We cannot assure you that the operations of our breweries and other facilities will not become subject to increased taxation by federal, state or local authorities. Any significant increases could have a materially adverse impact on our financial results.

If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

In recent years, there has been increased social and political attention directed to the alcohol beverage industry. We believe that this attention is the result of public concern over alcohol-related problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. If the social acceptability of beer were to decline significantly, sales of our products could materially decrease. Similarly, recent litigation against the tobacco industry has directed increased attention to the alcohol beverage industry. If our industry were to become involved in litigation similar to that of the tobacco industry, our business could be materially adversely affected.

Any significant shift in packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand.

Any significant shift in packaging preferences by retailers and consumers could disproportionately increase our costs and may affect our ability to meet consumer demand, which could have a material adverse effect on our results of operations. Reconfiguring our packaging facilities to produce different types or amounts of packaging than we currently produce would likely increase our costs. In addition, we may not be able to complete any necessary changes quickly enough to keep pace with shifting consumer preferences. Our primary competitors are larger and may be better able to accommodate a packaging preference shift. If we are not able to respond quickly to a packaging preference shift, our sales and market share could decline.

We depend on independent distributors to sell our products and we cannot provide any assurance that these distributors will effectively sell our products.

We sell all of our products in the U.S. to wholesale distributors for resale to retail outlets. We are highly dependent on independently-owned distributors. Distributors that we own account for less than 5% of our total domestic volume. Some of our distributors are at a competitive disadvantage because they are significantly smaller than the largest distributors in their markets. Our distributors also sell products that compete with our products. We cannot control or provide any assurance that these distributors will not give our competitors' products higher priority, thereby reducing their efforts to sell our products. In addition, the regulatory environment of many states makes it very difficult to change distributors. In most cases, poor performance by a distributor is not grounds for replacement. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position, and results of operation may be adversely affected.

Unlike the U.S., in the U.K. Coors Brewers wholesales its products directly to retail outlets and is not dependent upon wholesalers. In the U.K., Coors Brewers distributes its products through Tradeteam, its joint venture with Exel Logistics. Tradeteam operates a system of satellite warehouses and a transportation fleet for delivery between Coors Brewers and customers. Coors Brewers is reliant exclusively upon Tradeteam for these services.

Because our sales volume is more concentrated in a few geographic areas in the U.S., any loss of market share in the states where we are concentrated would have a material adverse effect on our results of operations.

Although we sell beer nationwide and in select international markets, only a few states, California, Texas, Pennsylvania, New York and New Jersey, together represented 44% of our total domestic volume in 2001. We have relatively low market share in the Midwest and Southeast regions of the U.S. Any loss of market share in our core states could have a material adverse effect on our results of operations.

We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

Our operations are subject to federal, state, local, and foreign environmental laws and regulations regarding, among other things, the generation, use, storage, disposal, emission, release and remediation of hazardous and non-hazardous substances, materials or wastes as well as the health and safety of our employees. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts, we could be held liable for investigation and remediation of hazardous substance contamination at our currently or formerly owned or operated facilities or at third-party waste disposal sites, as well as for any personal or property damage arising out of such contamination regardless of fault. From time to time, we have been notified that we are or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act. Although we believe that none of the sites in which we are currently involved will materially affect our business, financial condition or results of operations, we cannot predict with certainty the total costs of cleanup, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage. In addition, we could be named a potentially responsible party at sites in the future and the costs associated with such future sites may be material.

Environmental laws and regulations are complex and change frequently. While we have budgeted for future capital and operating expenditures to maintain compliance with these environmental laws and regulations, we cannot assure you that we will not incur any environmental liability or that these environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our business, financial condition or results of operations.

Consolidation of pubs and growth in the size of pub chains in the U.K. could result in less bargaining strength on pricing.

The trend toward consolidation of pubs, away from independent pub and club operations, is increasing in the U.K. One result of this trend is that these pub chains are larger entities, and could have stronger price negotiating power, than independent businesses. If the trend continues, it could impact Coors Brewers' ability to obtain favorable pricing both on-trade and off-trade (due to spillover effect of reduced negotiating leverage) and could reduce profit margins for us and industry wide for brewers.

We may experience labor disruptions in the U.K.

Approximately, 31% of the Coors Brewers 3,150 employees are unionized compared to approximately 8% of our 5,500 employees in the U.S. Although we believe relations with our employees are very good both in the U.S. and in the U.K., the Coors Brewers operations could be affected to a somewhat greater degree by labor strikes, work stoppages or other similar employee-related issues.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. To manage these exposures when practical, we have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for the purpose of speculation.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into forward contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations and translated earnings of foreign subsidiaries. Our primary foreign currency exposures were the Canadian dollar (CAD), the Japanese yen (YEN) and the British pound (GBP).

In December 2001, we entered into a foreign currency forward sale agreement to hedge our exposure to fluctuations in the British pound exchange rate related to acquisition of certain Coors Brewers' assets. Also in anticipation of the Carling acquisition, we entered into a commitment with a lender for the financing of this transaction. Included within the commitment letter is a foreign currency written option which reduced our exposure on the U.S. dollar borrowing to fund the Coors Brewers transaction. The derivatives resulting from these agreements do not qualify for hedge accounting and, accordingly, were marked to market at year-end. The associated $0.3 million net expense was recorded in other income in the accompanying Consolidated Statements of Income.

Subsequent to year-end, the foreign currency swap settled on January 12, 2002, and the written option included in the loan commitment expired on February 11, 2002, resulting in a combined loss and amortization expense of $1.2 million to be realized during the first quarter of 2002.

Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. Additionally, most counterparty fair value positions favorable to us and in excess of certain thresholds are collateralized with cash, U.S. Treasury securities or letters of credit. We have reciprocal collateralization responsibilities for fair value positions unfavorable to us and in excess of certain thresholds. At December 30, 2001, we had zero counterparty collateral and had none outstanding.

A sensitivity analysis has been prepared to estimate our exposure to market risk of interest rates, foreign currency exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign currency exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below. See Item 8, Financial Statements and Supplementary Data, Note 1, Summary of Accounting Policies, and Note 12, Derivative Instruments, in the Notes to the Consolidated Financial Statements for further discussion.

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

                                             As of		    As of
Estimated fair value volatility       December 30, 2001   December 31, 2000
                                                 (In millions)
Foreign currency risk:
  forwards, option                         $(22.2)           $ (3.0)
Interest rate risk:  swaps, debt           $ (0.4)           $ (1.3)
Commodity price risk:  swaps, options      $(12.2)           $ (9.1)

ITEM 8. Financial Statements and Supplementary Data

     Index to Financial Statements
                                                                   Page(s)

     Consolidated Financial Statements:

          Report of Independent Accountants                         49

          Consolidated Statements of Income and Comprehensive
            Income for each of the three years in the period
            ended December 30, 2001                                 50

          Consolidated Balance Sheets at December 30, 2001,
            and December 31, 2000                                   51-52

          Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 30, 2001   53

          Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 30, 2001                                       54

          Notes to Consolidated Financial Statements                55-88


Report of Independent Accountants



To the Board of Directors and Shareholders of Adolph Coors Company:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 30, 2001, and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers LLP

Denver, Colorado
February 6, 2002

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                              For the years ended
                                   December 30,  December 31,  December 26,
                                          2001          2000          1999
                                    (In thousands, except per share data)

Sales - domestic and international $ 2,842,752   $ 2,841,738   $ 2,642,712
Beer excise taxes                     (413,290)     (427,323)     (406,228)
Net sales (Note 14)                  2,429,462     2,414,415     2,236,484
Cost of goods sold                  (1,537,623)   (1,525,829)   (1,397,251)

Gross profit                           891,839       888,586       839,233

Other operating expenses:
  Marketing, general and
    administrative                    (717,060)     (722,745)     (692,993)
  Special charges (Note 9)             (23,174)      (15,215)       (5,705)
     Total other operating expenses   (740,234)     (737,960)     (698,698)

Operating income                       151,605       150,626       140,535

Other income (expense):
  Gain on sales of distributorships     27,667         1,000            --
  Interest income                       16,409        21,325        11,286
  Interest expense                      (2,006)       (6,414)       (4,357)
  Miscellaneous - net                    4,338         2,988         3,203
     Total                              46,408        18,899        10,132
Income before income taxes             198,013       169,525       150,667
Income tax expense (Note 5)            (75,049)      (59,908)      (58,383)

Net income (Note 7)                    122,964       109,617        92,284

Other comprehensive income (expense),
  net of tax (Note 13):
    Foreign currency translation
      adjustments                           14         2,632        (3,519)
    Unrealized (loss) gain on available-
      for-sale securities                3,718         1,268          (397)
    Unrealized (loss) gain on derivative
      instruments                       (6,200)       (1,997)        6,835
    Minimum pension liability
      adjustment                        (8,487)           --            --
    Reclassification adjustments        (4,898)          366            --
Comprehensive income               $   107,111   $   111,886   $    95,203

Net income per share - basic       $      3.33   $      2.98   $      2.51
Net income per share - diluted     $      3.31   $      2.93   $      2.46

Weighted-average shares - basic         36,902        36,785        36,729
Weighted-average shares - diluted       37,177        37,450        37,457

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                             December 30,      December 31,
                                                    2001              2000
                                                    (In thousands)
Assets

Current assets:
  Cash and cash equivalents                   $   77,133        $  119,761
  Short-term marketable securities               232,572            72,759
  Accounts and notes receivable:
    Trade, less allowance for doubtful accounts
      of $91 in 2001 and $139 in 2000             94,985           104,484
    Affiliates                                       223             7,209
    Other, less allowance for certain claims of
      $111 in 2001 and $104 in 2000               13,524            15,385

  Inventories:
    Finished                                      32,438            40,039
    In process                                    23,363            23,735
    Raw materials                                 41,534            37,570
    Packaging materials, less allowance for
      obsolete inventories of $2,188 in 2001
      and $1,993 in 2000                          17,788             8,580
    Total inventories                            115,123           109,924

  Maintenance and operating supplies,
      less allowance for obsolete supplies
        of $2,182 in 2001 and $1,621in 2000       23,454            23,703
  Prepaid expenses and other assets               21,722            19,847
  Deferred tax asset (Note 5)                     27,793            24,679
      Total current assets                       606,529           497,751

Properties, at cost and net (Notes 2 and 14)     869,710           735,793
Goodwill and other intangibles, less
  accumulated amortization of $9,049 in
  2001 and $12,981 in 2000 (Notes 1 and 7)        86,289            54,795
Investments in joint ventures, less
  accumulated amortization of $1,625 in
  2001 (Note 10)                                  94,785            56,342
Long-term marketable securities                       --           193,675

Other assets                                      82,379            90,948







Total assets                                  $1,739,692        $1,629,304

See notes to consolidated financial statements.



                                          December 30,         December 31,
                                                 2001                 2000
Liabilities and Shareholders' Equity             (In thousands)

Current liabilities:
  Accounts payable:
    Trade                                  $  219,381           $  186,105
    Affiliates                                  3,112               11,621
  Accrued salaries and vacations               56,767               57,041
  Taxes, other than income taxes               31,271               32,469
  Accrued expenses and other
    liabilities (Notes 3 and 4)               122,014               92,100
  Current portion of long-term debt (Note 4)   85,000                   --
    Total current liabilities                 517,545              379,336

Long-term debt (Note 4)                        20,000              105,000
Deferred tax liability (Note 5)                61,635               89,986
Deferred pension and
  postretirement benefits (Note 7, 8 and 13)  141,720               77,147
Other long-term liabilities (Note 3)           47,480               45,446

      Total liabilities                       788,380              696,915

Commitments and contingencies
  (Notes 3, 4, 5, 6, 7, 8, 10 and 15)

Shareholders' equity (Notes 6, 11 and 13):
  Capital stock:
    Preferred stock, non-voting, no par
     value (authorized:  25,000,000
     shares; issued and outstanding:  none)        --                   --
    Class A common stock, voting, no
     par value (authorized, issued and
     outstanding:  1,260,000 shares)            1,260                1,260
    Class B common stock, non-voting,
     no par value, $0.24 stated value
     (authorized:  200,000,000 shares;
     issued and outstanding:  34,689,410
     in 2001 and 35,871,121 in 2000)            8,259                8,541
         Total capital stock                    9,519                9,801

  Paid-in capital                                  --               11,332
  Unvested restricted stock                      (597)                (129)
  Retained earnings                           954,981              908,123
  Accumulated other comprehensive income      (12,591)               3,262

      Total shareholders' equity              951,312              932,389

Total liabilities and shareholders' equity $1,739,692           $1,629,304

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the years ended
                                        December 30,  December 31,  December 26,
                                               2001          2000          1999
Cash flows from operating activities:                    (In thousands)
Net income                               $  122,964    $  109,617    $   92,284
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Equity in net earnings of joint ventures (43,630)      (42,395)      (36,958)
   Distributions from joint ventures          39,453        55,379        30,280
   Impairment and non-cash portion
     of special charges                       6,591        11,068         4,769
   Depreciation, depletion and amortization 121,091       129,283       123,770
   Gains on sales of securities              (4,042)           --            --
   Net (gain) loss on sale or abandonment of
    properties and intangibles, net         (30,467)       (4,729)        2,471
   Deferred income taxes                    (19,176)        6,870        20,635
   Change in operating assets and liabilities:
     Accounts and notes receivable             (836)       21,696       (19,159)
     Affiliate accounts receivable            6,986         6,564        (1,877)
     Inventories                             (5,199)       (3,087)       (4,373)
     Prepaid expenses and other assets       (6,024)        3,107       (49,786)
     Accounts payable                       (36,053)          988        59,082
     Affiliate accounts payable               8,509        12,650       (12,565)
     Accrued expenses and other liabilities  33,229       (26,280)        2,751
      Net cash provided by operating
        activities                          193,396       280,731       211,324

Cash flows from investing activities:
  Purchases of investments                 (228,237)     (356,741)      (94,970)
  Sales and maturities of investments       268,093       208,176       105,920
  Additions to properties and intangible
    assets                                 (244,548)     (154,324)     (134,377)
  Proceeds from sales of properties
    and intangible assets                    63,529         6,427         3,821
  Investment in Molson USA, LLC             (65,000)           --            --
  Other                                       9,414        (1,079)       (1,437)
      Net cash used in investing activities(196,749)     (297,541)     (121,043)

Cash flows from financing activities:
  Issuances of stock under stock plans       10,701        17,232         9,728
  Purchases of treasury stock               (72,345)      (19,989)      (20,722)
  Dividends paid                            (29,510)      (26,564)      (23,745)
  Payments of long-term debt                     --            --       (40,000)
  Overdraft balances                         51,551         4,686       (11,256)
  Other                                         759        (2,235)       (1,692)
      Net cash used in financing activities (38,844)      (26,870)      (87,687)

Cash and cash equivalents:
  Net (decrease) increase in cash and cash
    equivalents                             (42,197)      (43,680)        2,594
  Effect of exchange rate changes on
    cash and cash equivalents                  (431)         (367)        1,176
  Balance at beginning of year              119,761       163,808       160,038
  Balance at end of year                 $   77,133    $  119,761    $  163,808

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Accumulated
                                                                 other
                 Common stock              Unvested             compre-
                    issued       Paid-in  Restricted  Retained  hensive
                Class A Class B  capital    Stock     earnings   income   Total
                                     (In thousands, except per share data)
Balances at
 December 27,
 1998         $ 1,260 $ 8,428 $ 10,505  $       --  $756,531 $ (1,926) $774,798
Shares issued
  under stock plans,
  including related
  tax benefit             110   15,895                                   16,005
Purchases of stock        (95) (20,627)                                 (20,722)
Other comprehensive
  income                                                        2,919     2,919
Net income                                            92,284             92,284
Cash dividends-
  $0.645 per share                                   (23,745)           (23,745)
Balances at
 December 26,
 1999           1,260   8,443    5,773          --   825,070      993   841,539
Shares issued
  under stock plans,
  including related
  tax benefit             181   25,465        (129)                       25,517
Purchases of stock        (83) (19,906)                                 (19,989)
Other comprehensive
  income                                                        2,269     2,269
Net income                                           109,617            109,617
Cash dividends-
  $0.72 per share                                    (26,564)           (26,564)
Balances at
  December 31,
  2000          1,260   8,541   11,332        (129)  908,123    3,262   932,389
Shares issued
  under stock plans,
  including related
  tax benefit              75   13,463        (651)      780             13,667
Amortization of
  restricted stock                             183      (183)                --
Purchases of stock       (357) (24,795)              (47,193)           (72,345)
Other comprehensive
  income                                                      (15,853)  (15,853)
Net income                                           122,964            122,964
Cash dividends-
  $0.80 per share                                    (29,510)           (29,510)
Balances at
 December 30,
 2001         $ 1,260 $ 8,259 $     --  $     (597) $954,981 $(12,591) $951,312

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Summary of Significant Accounting Policies

Principles of consolidation: Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for our investments in affiliates where we have the ability to exercise significant influence (see Note 10, Investments). We have other investments that are accounted for at cost.

Nature of operations: We are a multinational brewer, marketer and seller of beer and other malt-based beverages. The vast majority of our volume is sold in the United States to independent wholesalers. Our international volume is produced, marketed and distributed under varying business arrangements including export, direct investment, joint ventures and licensing.

Fiscal year: Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. Fiscal years ended December 30, 2001, and December 26, 1999, were both 52-week periods. Fiscal year ended December 31, 2000, was a 53-week period.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

Cash and cash equivalents: Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value.

Investments in marketable securities: We invest our excess cash on hand in interest-bearing marketable securities, which include corporate, government agency and municipal debt instruments that are investment grade. All of these securities were considered to be available-for-sale. These securities have been recorded at fair value, based on quoted market prices, through other comprehensive income. Unrealized gains, recorded in Accumulated other comprehensive income, relating to these securities totaled $6.0 million and $2.0 million at December 30, 2001, and December 31, 2000, respectively. Net gains recognized on sales for available-for-sale securities were $4.0 million in 2001. Net gains realized on sales of available-for-sale securities were immaterial in 2000 and 1999. The cost of securities sold is based on the specific identification method. At December 30, 2001, all $232.6 million of these securities were classified as current assets. In January 2002, all of these securities were sold, at a gain of $4.0 million. Approximately half of the related funds were used in the Carling acquisition and the remaining funds were used to cover general operating cash requirements.

Concentration of credit risk: The majority of our accounts receivable balances are from malt beverage distributors. We secure substantially all of this credit risk with purchase money security interests in inventory and proceeds, personal guarantees and/or letters of credit.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. Current cost, as determined principally on the first-in, first-out method, exceeded LIFO cost by $41.5 million and $42.9 million at December 30, 2001, and December 31, 2000, respectively.

Properties: Land, buildings and machinery and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 40 years; and machinery and equipment, 3 to 20 years. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method over the lease term and the related obligation is recorded as a liability. Lease amortization is included in depreciation expense. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

Goodwill and other intangible assets: Goodwill and other intangible assets, with the exception of the pension intangible asset and water rights, were amortized on a straight-line basis over the estimated future periods to be benefited, generally 40 years for goodwill and up to 20 years for trademarks, naming and distribution rights whose related weighted average life is 14 years. Please see the Recent accounting pronouncement section below for information regarding the impact of the Financial Accounting Boards' Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets on this policy.

System development costs: We capitalize certain system development costs that meet established criteria, in accordance with Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use. Amounts capitalized in Machinery and equipment are amortized to expense on a straight-line basis over three to five years. At December 30, 2001 and December 31, 2000 amounts capitalized were $8.4 million and $3.2 million, respectively. Related amortization expense was $2.2 million and $0.8 million for fiscal years 2001 and 2000, respectively. There were no amounts capitalized in 1999. System development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred.

Overdraft balances: Under our cash management system, checks issued pending clearance that result in overdraft balances for accounting purposes are included in the Trade accounts payable balance. The amounts reclassified were $70.5 million and $18.9 million at December 30, 2001 and December 31, 2000, respectively.

Derivative instruments: Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into forward contracts, options and swap agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments, which we designate as hedges of forecasted transactions and which qualify for hedge accounting treatment under Statement of Financial Accounting Standard
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (which we adopted on January 1, 1999), are considered cash flows hedges, and the effective portion of any gains or losses are included in Accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized in current earnings. In calculating effectiveness for SFAS 133 purposes, we do not exclude any component of the derivative instruments' gain or loss from the calculation. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in earnings over the remaining life of the underlying exposure. If the hedged assets or liabilities are sold or extinguished, we recognize in earnings the gain or loss on the designated financial instruments concurrent with the sale or extinguishment of the hedged assets or liabilities. Cash flows from our derivative instruments are classified in the same category as the hedged item in the Consolidated Statements of Cash Flows. See Note 12, Derivative Instruments, for additional information regarding our derivative holdings.

Impairment policy: When events or changes in circumstances indicate that the carrying amount of long-lived assets, including goodwill or other intangible assets, may not be recoverable, an evaluation is performed to determine if an impairment exists. We compare the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that an impairment exists, the assets are written down to fair value. Fair value would typically be calculated using discounted expected future cash flows. All relevant factors are considered in determining whether impairment exits.

Revenue recognition: Revenue is recognized upon shipment of our product to our distributors.

Freight expense: In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued a pronouncement stating that shipping and handling costs should not be reported as a reduction to gross sales within the income statement. As a result of this pronouncement, our finished product freight expense, which is incurred upon shipment of our product to our distributors, is now included within Cost of goods sold in our accompanying Consolidated Statements of Income. This expense had previously been reported as a reduction to gross sales; financial statements for all periods presented herein have been reclassified to reflect this change.

Advertising: Advertising costs, included in Marketing, general and administrative, are expensed when the advertising is run. Advertising expense was $465.2 million, $477.3 million and $443.4 million for years 2001, 2000 and 1999, respectively. Prepaid advertising costs of $30.4 million ($5.6 million in current and $24.8 million in long term) and $36.2 million ($7.4 million in current and $28.8 million in long term) were included in the Consolidated Balance Sheets at December 30, 2001, and December 31, 2000, respectively.

Research and development: Research and project development costs, included in Marketing, general and administrative, are expensed as incurred. These costs totaled $16.5 million, $16.9 million and $16.5 million in 2001, 2000 and 1999, respectively.

Environmental expenditures: Environmental expenditures that relate to an existing condition caused by past operations, which contribute to current or future revenue generation, are capitalized; whereas expenditures that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be estimated reasonably.

Statement of Cash Flows: During 2001 and 1999, we issued restricted common stock under our management incentive program. The non-cash impact of these issuances, net of forfeitures and tax withholding, was $1.2 million and $0.7 million in 2001 and 1999, respectively. We did not issue any restricted stock under this plan in 2000,however, restricted forfeitures and tax withholding resulted in a non-cash decrease to the equity accounts of $5.8 million. Also during 2001, 2000 and 1999, equity was increased by the tax benefit on the exercise of stock options under our stock plans of $4.4 million, $14.2 million and $7.0 million, respectively. Income taxes paid were $83.2 million in 2001, $49.6 million in 2000 and $42.4 million in 1999. See Note 15, Other Comprehensive Income, for other non-cash items.

Recent accounting pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In connection with the Carling acquisition, we will adopt SFAS 141 (See Note 17, Subsequent Event).

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142, which will be effective for us beginning in the first quarter of fiscal 2002, and requires goodwill and intangible assets that have indefinite lives to not be amortized but to be reviewed annually for impairment, or more frequently if impairment indicators arise. During 2001, we recorded approximately $3 million of amortization related to goodwill and other intangible assets. Although we have yet to complete our analysis of these assets and the related amortization expense under the new rules for 2002, we anticipate that a significant part of the goodwill and other intangible assets on our books at the end of the year will no longer be subject to amortization. Our analysis to date has not identified any goodwill or other intangible assets that will be considered impaired under SFAS 142.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and financial reporting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for us beginning in the second quarter of 2002, and we are evaluating the impact, if any, that the implementation will have on our financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for us beginning in the first quarter of 2002, and we are evaluating the impact, if any, that the implementation will have on our financial statements.

NOTE 2:

Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

                                                 As of
                                 December 30,          December 31,
                                        2001                  2000
                                          (In thousands)

Land and improvements             $   94,321            $   93,507
Buildings                            506,537               508,443
Machinery and equipment            1,783,527             1,731,463
Natural resource properties            6,798                 7,373
Construction in progress             141,663                91,964
                                   2,532,846             2,432,750
Less accumulated depreciation,
 depletion and amortization       (1,663,136)           (1,696,957)

Net properties                    $  869,710            $  735,793

In 2001, we sold our distribution operations in Anaheim and San Bernardino, California, and Oklahoma City, Oklahoma for total proceeds of $59.4 million, resulting in a net gain, before tax, of approximately $27.7 million. We are in the process of selling the land and buildings associated with these previously owned distributors and in the short-term are leasing these facilities to the buyers of the distributor operations.

Interest incurred, capitalized, expensed and paid were as follows:

                                   For the years ended
                        December 30,   December 31,    December 26,
                               2001           2000            1999
                                      (In thousands)

Interest incurred           $ 8,653        $ 9,567         $ 8,478
Interest capitalized         (6,647)        (3,153)         (4,121)

Interest expensed           $ 2,006        $ 6,414         $ 4,357

Interest paid               $ 7,570        $ 7,664         $ 9,981

NOTE 3:

Leases

We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as capital and operating leases. In 2001, information and technology equipment, included in properties, totaling $10.2 million was sold and leased back under a non-cash capital lease agreement with EDS Information Services, LLC. Capital lease amortization of $1.8 million for 2001 was included in accumulated amortization. Current and long term capital lease obligations are included in Accrued expenses and other liabilities and Other long term liabilities, respectively, in the Consolidated Balance Sheets. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                                             Capital            Operating
Fiscal year                                  leases               leases
                                                   (In thousands)
2002                                        $  4,298            $   7,069
2003                                           4,688                6,173
2004                                             391                5,659
2005                                              --                4,868
2006                                              --                4,525
Thereafter                                        --                2,469
Total                                          9,377            $  30,763
Amounts representing interest                   (986)
Obligations under capital lease                8,391
Obligation due within one year                (3,621)
Long-term obligations under capital leases  $  4,770

Total rent expense was (in thousands) $11,763, $11,502 and $10,978 for the years 2001, 2000 and 1999, respectively.

NOTE 4:

Debt

Long-term debt consists of the following:

                                                As of
                             December 30, 2001          December 31, 2000
                            Carrying        Fair       Carrying        Fair
                              value        value         value        value
                                             (In thousands)

Senior Notes                 $20,000     $20,850       $100,000    $100,300
Industrial development bonds      --          --          5,000       5,000

                             $20,000     $20,850       $105,000    $105,300

Fair values were determined using discounted cash flows at current interest rates for similar borrowings.

Senior Notes: At December 30, 2001, we had $100 million in unsecured Senior Notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semiannually in January and July. The principal amount of the Notes outstanding is payable as follows: $80 million in July of 2002, classified as current in Current portion of long-term debt, and $20 million in July of 2005, classified as Long-term debt. The terms of our private placement Notes allow for maximum liens, transactions and obligations. We were in compliance with these requirements at year-end 2001. No principal payments were due or made in 2001 or 2000.

Colorado Industrial Revenue Bonds (IRB): We were obligated to pay the principal, interest and premium, if any, on the $5 million, City of Wheat Ridge, IRB (Adolph Coors Company Project) Series 1993. The bonds were scheduled to mature in 2013 and were secured by a letter of credit. At December 30, 2001, they were variable rate securities with interest payable on the first of March, June, September and December. The interest rate on December 30, 2001, was approximately 3%. We were required to maintain a minimum tangible net worth and a certain debt-to-total capitalization ratio under the bond agreements. At December 30, 2001, we were in compliance with these requirements. In March 2002, all obligations under the terms of the IRB were prepaid and the debt was terminated.

Line of credit: At December 30, 2001, we had an unsecured, committed credit arrangement totaling $200 million, all of which was available as of December 30, 2001. This line of credit had a five-year term which was scheduled to expire in 2003. A facilities fee was paid on the total amount of the committed credit. Under the arrangement, we were required to maintain a certain debt-to-total capitalization ratio and were in compliance at year-end 2001. In February 2002, this credit facility was terminated and replaced by the credit agreements associated with the Carling acquisition.

Financial guarantees: We have a 1.1 million yen financial guarantee outstanding on behalf of our subsidiary, Coors Japan. This subsidiary guarantee is primarily for two working capital lines of credit and payments of certain duties and taxes. One of the lines provides up to 500 million yen and the other provides up to 400 million yen (approximately $6.8 million in total as of December 30, 2001) in short-term financing. As of December 30, 2001, the approximate yen equivalent of $3.0 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Subsequent event: Please refer to Note 17 for additional information regarding the debt obligations that have resulted from our acquisition of Coors Brewers.

NOTE 5:

Income Taxes

Income tax expense (benefit) includes the following current and deferred provisions:
                                          For the years ended
                               December 30,   December 31,   December 26,
                                      2001           2000           1999
                                             (In thousands)
Current:
  Federal                        $  74,140      $  29,573      $  24,088
  State                             13,841          9,230          5,119
  Foreign                            1,878             52          1,567
Total current tax expense           89,859         38,855         30,774

Deferred:
  Federal                          (16,171)         6,669         19,035
  State                             (3,005)           283          3,460
  Foreign                               --            (82)        (1,860)
Total deferred tax
  (benefit) expense                (19,176)         6,870         20,635

Other:
  Allocation to paid-in capital      4,366         14,183          6,974

Total income tax expense         $  75,049      $  59,908      $  58,383

Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

                                          For the years ended
                                December 30,   December 31,    December 26,
                                       2001           2000            1999

Expected tax rate                     35.0%          35.0%           35.0%
State income taxes, net of
  federal benefit                      3.6            3.7             3.7
Effect of foreign investments         (0.5)          (3.1)            1.1
Non-taxable income                    (0.1)          (0.2)           (0.8)
Other, net                            (0.1)          (0.1)           (0.2)
  Effective tax rate                  37.9%          35.3%           38.8%


Our deferred taxes are composed of the following:

                                                      As of
                                           December 30,   December 31,
                                                  2001           2000
                                                 (In thousands)
Current deferred tax assets:
  Deferred compensation and other
    employee related                          $ 14,046       $ 14,212
  Balance sheet reserves and accruals           11,607         10,467
  Write-off of foreign account receivable        7,002          7,002
  Valuation allowance                           (7,002)        (7,002)
    Total current deferred tax assets           25,653         24,679

Current deferred tax liabilities:
  Balance sheet reserves and accruals            2,140             --

     Net current deferred tax assets          $ 27,793       $ 24,679

Non-current deferred tax assets:
  Deferred compensation and other
    employee related                          $ 19,106       $  9,602
  Balance sheet reserves and accruals            1,980          8,410
  Retirement benefits                           10,507         11,365
  Environmental accruals                         2,200          2,274
  Deferred foreign losses                        1,087          1,395
  Partnership investments                           --          3,297
    Total non-current deferred tax assets       34,880         36,343

Non-current deferred tax liabilities:
  Depreciation and capitalized interest         96,515        110,225
  Deferred tax on foreign investment                --         16,104
    Total non-current deferred tax liabilities  96,515        126,329

     Net non-current deferred tax liabilities $ 61,635       $ 89,986

The current deferred tax assets related to the foreign accounts receivable have been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be fully realized.

In 2000, we realized a tax benefit pertaining to the Spain brewery closure. We also resolved substantially all of the issues raised by the Internal Revenue Service examination of our federal income tax returns through 1998. One issue relating to the tax treatment of a Korean investment is currently being appealed to the Internal Revenue Service appeals office. The Internal Revenue Service is currently examining the federal income tax returns for 1999 through 2000. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

NOTE 6:

Stock Option, Restricted Stock Award and Employee Award Plans

At December 30, 2001, we had three stock-based compensation plans, which are described in greater detail below. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans. Had compensation cost been determined for our stock option portion of the plans based on the fair value at the grant dates for awards under those plans consistent with the alternative method set forth under Financial Accounting Standards Board Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             For the years ended
                                   December 30,  December 31,  December 26,
                                          2001          2000          1999
                                    (In thousands, except per share data)

Net income            As reported     $122,964      $109,617      $ 92,284
                      Pro forma       $106,420      $ 96,164      $ 82,222

Earnings per share -  As reported     $   3.33      $   2.98      $   2.51
  basic               Pro forma       $   2.88      $   2.61      $   2.24

Earnings per share -  As reported     $   3.31      $   2.93      $   2.46
  diluted             Pro forma       $   2.86      $   2.57      $   2.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                               2001       2000      1999

Risk-free interest rate                         5.01%      6.72%     5.03%
Dividend yield                                  0.96%      1.27%     1.09%
Volatility                                     30.70%     31.41%    30.66%
Expected term (years)                           5.40       6.20      7.80
Weighted average fair market value           $ 20.65    $ 20.17   $ 23.28


1990 Plan: The 1990 Equity Incentive Plan (1990 EI Plan) provides for two types of grants: stock options and restricted stock awards. The stock options have a term of 10 years with exercise prices equal to fair market value on the day of the grant, and one-third of the stock option grant vests in each of the three successive years after the date of grant. Total authorized shares of Class B common stock for issuance under the 1990 EI Plan were 10.8 million shares.


A summary of the status of our 1990 EI Plan as of December 30, 2001, December 31, 2000, and December 26, 1999, and changes during the years ending on those dates is presented below:
                                                              Options
                                                            exercisable
                                                            at year-end
                                               Weighted-          Weighted-
                         Options               average            average
                        available Outstanding  exercise           exercise
                        for grant   options      price   Shares    price

As of December 27, 1998 3,980,243   2,330,217   $24.47   630,457    $19.06
    Granted              (917,951)    917,951    57.86
    Exercised                  --    (494,424)   21.54
    Forfeited             110,289    (110,289)   38.00
As of December 26, 1999 3,172,581   2,643,455    36.05   881,161     23.26
    Transferred           716,886          --       --
    Granted            (1,179,094)  1,179,094    51.37
    Exercised                  --    (900,804)   23.80
    Forfeited             160,148    (160,148)   47.76
As of December 31, 2000 2,870,521   2,761,597    45.91   910,548     35.21
    Authorized          2,033,114          --       --
    Granted            (1,660,150)  1,660,150    67.28
    Exercised                  --    (331,758)   32.38
    Forfeited             268,709    (268,709)   59.50
As of December 30, 2001 3,512,194   3,821,280   $55.41 1,374,961    $43.68


The following table summarizes information about stock options outstanding at December 30, 2001:

                     Options outstanding                Options exercisable
                           Weighted-
                            average     Weighted-                 Weighted-
   Range of                remaining     average                   average
   exercise               contractual   exercise                  exercise
    prices       Shares   life (years)    price          Shares     price
$16.75-$22.00    239,855      4.8        $20.12          239,855   $20.12
$26.88-$33.41    325,468      6.0        $33.35          325,468   $33.35
$37.22-$59.25  1,796,429      7.8        $53.07          792,237   $54.51
$63.16-$75.22  1,459,528      9.1        $69.00           17,401   $68.99
$16.75-$75.22  3,821,280      8.0        $55.41        1,374,961   $43.68

We issued 10,750 shares and 4,953 shares of restricted stock in 2001 and 1999, respectively, under the 1990 EI Plan. No restricted shares were issued under this plan in 2000. For the 2001 shares, the vesting period is three years from the date of grant. For the 1999 shares, the vesting period is two years from the date of grant. The compensation cost associated with these awards is amortized over the vesting period. Compensation cost associated with these awards was immaterial in 2001, 2000 and 1999.

1991 Plan: The Equity Compensation Plan for Non-Employee Directors (EC
Plan) provides for two grants of the company's stock: the first grant is automatic and equals 20% of the director's annual retainer, and the second grant is elective and covers all or any portion of the balance of the retainer. A director may elect to receive his or her remaining 80% retainer in cash, restricted stock or any combination of the two. Grants of stock vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 2001, 2000 and 1999. Common stock reserved for the 1991 plan as of December 30, 2001, was 28,273 shares.

1995 Supplemental Compensation Plan: This supplemental compensation plan covers substantially all our employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are a measurement component equal to the fair market value of our Class B common stock. CSUs have a one-year holding period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, for shares of our Class B common stock. No awards were made under this plan in 2001 or 2000. Awards under the plan in 1999 were immaterial. There are 84,000 shares authorized under this plan. The number of shares of common stock available under this plan as of December 30, 2001, was 83,707 shares.

NOTE 7:

Employee Retirement Plans

We maintain several defined benefit pension plans for the majority of our employees. Benefits are based on years of service and average base compensation levels over a period of years. Plan assets consist primarily of equity, interest-bearing investments and real estate. Our funding policy is to contribute annually not less than the ERISA minimum funding standards, nor more than the maximum amount that can be deducted for federal income tax purposes. Total expense for all these plans was $18.6 million in 2001, $14.7 million in 2000 and $11.6 million in 1999. These amounts include our matching for the savings and investment (thrift) plan of $6.4 million in 2001, $7.3 million in 2000 and $6.1 million in 1999. The increase in pension expense from 2000 to 2001 is primarily due to the decline in the market value of plan investments. In 2001, the funded position of the Coors Retirement Plan declined somewhat due to the combined effects of a lower discount rate and a challenging investment environment. This resulted in the recognition of an additional minimum liability, resulting from the excess of our accumulated benefit obligation over the fair value of plan assets. The amounts recognized in the consolidated statement of financial position for accrued pension liability, additional minimum liability, accumulated other comprehensive loss, prepaid benefit cost and intangible asset in 2001 are $61.9 million, $29.8 million, $8.5 million (net of tax), $21.5 million and $48.3 million, respectively.

Note that the settlement rates shown in the table on the following page were selected for use at the end of each of the years shown. Pension expense is actuarially calculated annually based on data available at the beginning of each year, which includes the settlement rate selected and disclosed at the end of the previous year.


                                           For the years ended
                                December 30,   December 31,   December 26,
                                       2001           2000           1999
                                              (In thousands)
Components of net periodic
  pension cost:
Service cost-benefits earned
  during the year                  $ 17,913       $ 16,467       $ 16,456
Interest cost on projected
  benefit obligation                 46,374         44,192         38,673
Expected return on plan assets      (58,342)       (58,108)       (52,173)
Amortization of prior service cost    5,945          5,906          4,161
Amortization of net transition amount   241         (1,690)        (1,690)
Recognized net actuarial loss           110            590             75

  Net periodic pension cost        $ 12,241       $  7,357       $  5,502

The changes in the projected benefit obligation and plan assets and the funded status of the pension plans are as follows:
                                                        As of
                                             December 30,    December 31,
                                                    2001            2000
                                                     (In thousands)
Actuarial present value of accumulated
  benefit obligation:                           $567,155        $537,791

Change in projected benefit obligation:
Projected benefit obligation at
  beginning of year                            $ 614,420       $ 548,428
Service cost                                      17,913          16,467
Interest cost                                     46,374          44,192
Amendments                                            --             871
Actuarial loss                                    10,116          31,974
Benefits paid                                    (29,717)        (27,512)

Projected benefit obligation at end of year    $ 659,106       $ 614,420

Change in plan assets:
Fair value of assets at beginning of year      $ 578,500       $ 627,153
Actual return on plan assets                     (25,047)        (20,376)
Employer contributions                             7,306           2,561
Benefits paid                                    (29,717)        (27,512)
Expenses paid                                     (4,042)         (3,326)

Fair value of plan assets at end of year       $ 527,000       $ 578,500

Reconciliation of funded status:
Funded status -- (shortfall) excess            $(132,106)      $ (35,920)
Unrecognized net actuarial loss (gain)           105,082           7,722
Unrecognized prior service cost                   47,841          53,680
Unrecognized net transition amount                   722             962

  Net amount recognized                        $  21,539       $  26,444


                                                        As of
                                             December 30,    December 31,
                                                    2001            2000
                                                     (In thousands)
Amounts recognized in the statement of
  financial position consist of:
Non-current prepaid benefit cost                $ 21,539        $ 26,444
Non-current accrued benefit liability cost       (61,959)             --
Non-current intangible asset                      48,291              --
Accumulated other comprehensive income            13,668              --

  Net amount recognized                         $ 21,539        $ 26,444


                                              2001        2000       1999

Weighted average assumptions as of year-end:
Discount rate                                  7.25%       7.75%     8.00%

Rate of compensation increase                  4.10%       4.75%     5.25%

Expected return on plan assets                10.50%      10.50%    10.50%

NOTE 8:

Non-Pension Postretirement Benefits

We have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.50% in 2001 to 5.00% in 2007. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.75% and 8.00% at December 30, 2001, December 31, 2000, and December 26, 1999, respectively.

The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows:

                                             For the years ended
                                 December 30,   December 31,   December 26,
                                        2001           2000           1999
                                                (In thousands)
Components of net periodic
  postretirement benefit cost:
Service cost -- benefits earned
  during the year                   $  1,447       $  1,477       $  1,404
Interest cost on projected
  benefit obligation                   6,782          5,613          5,112
Recognized net actuarial gain            (19)           (51)          (138)
  Net periodic postretirement
    benefit cost                    $  8,210       $  7,039       $  6,378


                                                          As of
                                                December 30,   December 31,
                                                       2001           2000
                                                        (In thousands)
Change in projected postretirement
  benefit obligation:
Projected benefit obligation at beginning of year $  77,750       $ 72,400
Service cost                                          1,447          1,477
Interest cost                                         6,782          5,613
Actuarial loss                                       21,476          3,264
Benefits paid                                        (5,300)        (5,004)
  Projected postretirement benefit
    obligation at end of year                     $ 102,155       $ 77,750

Change in plan assets:
Employer contributions                            $   5,300       $  5,004
Benefits paid                                        (5,300)        (5,004)
  Fair value of plan assets at end of year        $      --       $     --

Funded status -- shortfall                        $(102,155)      $(77,750)
Unrecognized net actuarial (gain) loss               16,813         (4,662)
Unrecognized prior service cost                         281            261

Accrued postretirement benefits                     (85,061)       (82,151)

Less current portion                                  5,300          5,004

  Long-term postretirement benefits               $ (79,761)      $(77,147)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                          One-percentage-   One-percentage-
                                          point increase    point decrease
                                                   (In thousands)
Effect on total of service and interest
  cost components                                 $  528           $  (470)
Effect on postretirement benefit obligation       $4,777           $(4,323)

NOTE 9:

Special Charges (Credits)

Our annual results for 2001, 2000 and 1999 include net pretax special charges of $23.2 million, $15.2 million and 5.7 million, respectively. The following is a summary of special charges incurred during those years:

Information technology: We entered into a contract with EDS Information Services (EDS), effective August 1, 2001, to outsource certain information technology functions. We incurred outsourcing transition costs in the year of approximately $14.6 million. These costs were mainly related to a $6.6 million write-down of the net book value of information technology assets that were sold to and leased back from EDS, $5.3 million of one-time implementation costs and $2.7 million of employee transition costs and professional fees associated with the outsourcing project. We believe this arrangement will allow us to focus on our core business while having access to the expertise and resources of a world-class information technology provider.

Restructure charges: In 2001, we incurred total restructuring special charges of $6.0 million. In the third quarter of 2001, we recorded $1.6 million of severance costs for approximately 25 employees, primarily due to the restructuring of our purchasing organization. During the fourth quarter of 2001, we announced plans to restructure certain production areas. These restructurings, which began in October 2001 and have continued through April 2002, will result in the elimination of approximately 90 positions. As a result of these plans, we recorded associated employee termination costs of approximately $4.0 million in the fourth quarter. Similar costs of approximately $0.4 million related to employee terminations in other functions were also recorded in the fourth quarter. We paid $3.8 million of this severance in 2001 and expect the remaining severance to be paid by the second quarter of 2002, out of current cash balances.

In 1999, we recorded a special charge of $5.7 million. The special charge included $3.7 million for severance costs from the restructuring of our engineering and construction units and $2.0 million for distributor network improvements. Approximately 50 engineering and construction employees were severed under this reorganization. During 2001, 2000 and 1999, approximately $0.2 million, $2.3 million and $0.9 million, respectively, of severance costs were paid and no further amounts are due.

Can and end plant joint venture: In the third quarter of 2001, we recorded $3.0 million of special charges related to the dissolution of our existing can and end joint venture as part of the restructuring of this part of our business.

Property abandonment: In 2001, we recorded a $2.3 million charge for a portion of certain production equipment that was abandoned and will no longer be used.

Spain closure: In 2000, we incurred a total special charge of $20.6 million triggered by our decision to close our Spain brewery and commercial operations. Of the total charge, $11.3 million related to severance and other related closure costs for approximately 100 employees, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments previously recorded to equity related to our Spain operations. In 2000, approximately $9.6 million of severance and other related closure costs were paid with the remaining $1.7 million reserve being paid during the first quarter of 2001. These payments were funded from current cash balances. In December 2001, the plant and related fixed assets were sold for approximately $7.2 million resulting in a net gain, before tax, of approximately $2.7 million.

Insurance settlement: In 2000, we received an insurance claim settlement of $5.4 million that was credited to special charges.


NOTE 10:

Investments

Equity method investments

We have investments in affiliates that are accounted for using the equity method of accounting. These investments aggregated $94.8 million and $56.3 million at December 30, 2001, and December 31, 2000, respectively.

Summarized condensed balance sheet information for our equity method investments are as follows:

                                                        As of
                                             December 30,    December 31,
                                                    2001            2000
                                                      (In thousands)

Current assets                                   $59,234         $75,464
Non-current assets                               $53,307         $87,353
Current liabilities                              $31,031         $34,907
Non-current liabilities                          $   231         $   264

Summarized condensed income statement information for our equity method investments are as follows:

                                            For the years ended
                               December 30,    December 31,    December 26,
                                      2001            2000            1999
                                              (In thousands)

Net sales                         $544,341        $490,227        $449,238
Gross profit                      $177,211        $132,805        $116,970
Net income                        $ 80,127        $ 77,575        $ 68,375
Company's equity in net income    $ 43,630        $ 42,395        $ 36,958


Coors Canada: Coors Canada, Inc. (CCI), one of our wholly owned subsidiaries, formed a partnership, Coors Canada, with Molson, Inc. to market and sell our products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. CCI's investment in the partnership is accounted for using the equity method of accounting due to Molson's participating rights in the partnership's business operations. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson Canada for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson Canada generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. CCI received distributions from the partnership of a U.S. dollar equivalent of approximately $27.9 million, $25.8 million and $21.0 million for 2001, 2000 and 1999, respectively. Our share of net income from this partnership, which was approximately $29.2 million, $25.4 million and $21.5 million for 2001, 2000 and 1999, respectively, is included in Sales on the accompanying Consolidated Statements of Income. Also see discussion in Note 14, Segment and Geographic Information.

In December 2000, we entered into a five year brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement in 2001 was 250,000 barrels, none of which was used by us. Starting in 2002, this available capacity increases up to 500,000 barrels. Currently, we pay Molson a fee for holding this capacity aside for our future use. The annual fee, starting in 2002, is 1.5 million Canadian dollars, which results in an annual commitment of approximately $1 million. As of December 30, 2001, we are fully accrued for all fees required under the terms of this agreement.

Molson USA, LLC: In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. and paid $65 million for our 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, has been formed to import, market, sell and distribute Molson's brands of beer in the United States. Approximately, $63.9 million of our initial investment was considered goodwill, which was being amortized on a straight-line basis over a life of 40 years. Amortization expense in 2001 was $1.6 million. (Please refer to the Recent accounting pronouncement section of Note 1 for discussion regarding changes in accounting for Goodwill and Other Intangible Assets). During 2001, we received no distributions from the partnership and our share of the net loss was approximately $2.2 million. This net loss is included in Other income (expense) on the accompanying Consolidated Statements of Income. As a result of the 2001 operating loss, we considered whether our investment was impaired under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and determined that it was not. Any potential decline in value during the year cannot be determined to be other than temporary based on our short experience with the joint venture and our continuing commitment to its success. The recoverability of our investment in the joint venture will be further evaluated during 2002.

Rocky Mountain Bottle Company: We operate a 50/50 production joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. The initial term of the joint venture expires in 2005 and can be extended for additional two-year periods. RMBC has a contract to supply our bottle requirements and Owens has a contract to supply the majority of our bottles for our bottle requirements not met by RMBC. In 2001, we purchased all of the bottles produced by RMBC, approximately 1.1 billion bottles.

The expenditures under this agreement in 2001, 2000 and 1999 were approximately $92 million, $86 million and $69 million, respectively. Cash distributions received from this joint venture were $9.1 million and $20.3 million in 2001 and 2000, respectively. No distributions were received in 1999. Our share of net income from this partnership was $10.9 million, $9.8 million and $9.0 million in 2001, 2000 and 1999, respectively, and is included within Cost of goods sold on the accompanying Consolidated Statements of Income.

Valley Metal Container Partnership: In 1994, we formed a 50/50 production joint venture with American National Can Company (ANC), called Valley Metal Container Partnership, to produce beverage cans and ends at our manufacturing facilities for sale to us and outside customers. ANC was subsequently acquired by Rexam LLC. We purchased Rexam's interest in the joint venture at the end of its term in August 2001. The aggregate amount paid to the joint venture for cans and ends in 2001, 2000 and 1999 was approximately $149 million, $230 million and $223 million, respectively. The 2001 amount reflects only what was paid to the joint venture prior to its expiration in August. In addition, we received cash distributions from this joint venture of $2.5 million, $8.5 million and $7.5 million in 2001, 2000 and 1999, respectively. Our share of net income from this joint venture was $5.7 million, $7.2 million and $6.0 million for 2001, 2000 and 1999, respectively, and is included within Cost of goods sold on the accompanying Consolidated Statements of Income.

Rocky Mountain Metal Container: Effective January 1, 2002, we became an equal member with Ball Corporation (Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC). Also effective on January 1, 2002, we entered into a can and end supply agreement with RMMC (the Supply Agreement). Under that Supply Agreement, RMMC agreed to supply us with substantially all of the can and end requirements for our Golden Brewery. RMMC will manufacture these cans and ends at our existing manufacturing facilities, which RMMC is operating under a use and license agreement. We have the right to purchase Ball's interest in RMMC under certain conditions. If we do not exercise that right, Ball may have the right to purchase our interest in RMMC. RMMC plans to reduce manufacturing costs, and has planned capital improvements to the facilities in the amount of approximately $50 million over the first three years of its operations. RMMC will fund such improvements with third party financing. RMMC's debt will not be included on our financial statements.

Graphic Packaging International Corporation: In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging International Corporation (GPIC). We are also a limited partner in a real estate development partnership in which a subsidiary of GPIC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received cash distributions of $0.8 million and $1.8 million in 2000 and 1999, respectively. We did not receive income in 2001 or 2000. We received income of $0.5 million in 1999.

Cost investments

Colorado Rockies Baseball: In 1991, we entered into an agreement with Colorado Baseball Partnership 1993, Ltd. for an investment and multiyear signage and advertising package. This commitment, totaling approximately $30 million, was finalized upon the awarding of a National League baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. We believe that the carrying amount is not in excess of fair value. During 1998, the agreement was modified to extend the term and expand the conditions of the multiyear signage and advertising package. The recognition of the liability under the multiyear signage and advertising package began in 1995 with the opening of Coors Fieldr. This liability is included in the total advertising and promotion commitment discussed in
Note 15, Commitments and Contingencies.


NOTE 11:

Stock Activity and Earnings Per Share

Capital stock: Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A stock.

Activity in our Class A and Class B common stock, net of forfeitures, for each of the three years ended December 30, 2001, December 31, 2000, and December 26, 1999, is summarized below:
                                                Common stock
                                           Class A         Class B

Balances at December 27, 1998             1,260,000      35,395,306

Shares issued under stock plans                  --         478,390
Purchases of stock                               --        (411,662)

Balances at December 26, 1999             1,260,000      35,462,034

Shares issued under stock plans                  --         817,395
Purchases of stock                               --        (408,308)

Balances at December 31, 2000             1,260,000      35,871,121

Shares issued under stock plans                  --         324,926
Purchases of stock                               --      (1,506,637)

Balances at December 30, 2001             1,260,000      34,689,410

At December 30, 2001, December 31, 2000, and December 26, 1999, 25 million shares of no par value preferred stock were authorized but unissued.

The board of directors authorized the repurchase during 2001, 2000 and 1999 of up to $40 million each year of our outstanding Class B common stock on the open market. In September 2001, the board of directors increased the authorized 2001 expenditure limit for the repurchase of outstanding shares of Class B common stock to $90 million. During 2001, 2000 and 1999, 1,500,000 shares, 308,000 shares and 232,300 shares, respectively, were repurchased for approximately $72.3 million, $17.6 million and $12.2 million, respectively, under this stock repurchase program. In addition to the repurchase program, we purchased 41,845 restricted shares for $2.4 million in 2000 and 164,117 restricted shares for $8.5 million in 1999. Pursuant to our by-laws restricted shares must first be offered to us for repurchase. Even though in November 2001, the board of directors extended the program and authorized the repurchase during 2002 of up to $40 million of stock, we decided to suspend our share repurchases until we reduce debt levels resulting from the acquisition of the Coors Brewers business from Interbrew. See discussion of the Carling acquisition in Note 17, Subsequent Event.


Earnings per share: Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                        For the years ended
                                December 30,   December 31,  December 26,
                                       2001           2000          1999
                                  (In thousands, except per share data)
Net income available to
  common shareholders              $122,964       $109,617       $92,284

Weighted-average shares
  for basic EPS                      36,902         36,785        36,729
Effect of dilutive securities:
  Stock options                         266            606           640
  Contingent shares not included in
   shares outstanding for basic EPS       9             59            88
Weighted-average shares
  for diluted EPS                    37,177         37,450        37,457

Basic EPS                             $3.33          $2.98         $2.51

Diluted EPS                           $3.31          $2.93         $2.46

The dilutive effects of stock options were arrived at by applying the treasury stock method, assuming we were to repurchase common shares with the proceeds from stock options exercised. Stock options to purchase 2,199,173 and 6,555 shares of common stock were not included in the computation of 2001 and 2000 earnings per share, respectively, because the stock options' exercise prices were greater than the average market price of the common shares.

NOTE 12:

Derivative Instruments

In the normal course of business, we are exposed to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices. To manage these exposures when practical, we have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments, as noted in detail below. By policy, we do not enter into such contracts for the purpose of speculation.

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

At December 30, 2001, and December 31, 2000, we had certain forward contracts, options and swap agreements outstanding. Substantially all of these instruments have been designated as cash flow hedges and these instruments hedge a portion of our total exposure to the variability in future cash flows relating to fluctuations in foreign exchange rates and certain production and packaging materials prices.

The following table summarizes the aggregate notional principal amounts, fair values and maturities of our derivative financial instruments outstanding on December 30, 2001, and December 31, 2000 (in thousands):

                                  Notional
                                 principal
                                amounts(USD)   Fair values    Maturity
December 30, 2001

Foreign currency management
    Option(1)                    1,705,000        (1,023)        02/02
    Forwards                       217,370         2,336   01/02-04/03

Commodity pricing management
    Swaps                          132,477       (10,563)  02/02-02/04

December 31, 2000

Foreign currency management
    Forwards                        28,958         1,054   01/01-01/02

Commodity pricing management
    Swaps                           86,621         4,574   02/01-08/02

(1) The foreign exchange option for $1.7 billion notional was purchased to hedge our exposure to fluctuations in the British pound exchange rate related to acquisition of certain Coors Brewers assets.

Maturities of derivative financial instruments held on December 30, 2001, are as follows (in thousands):

                              2002(2)     2003      2004

                             ($6,473)  ($3,053)    ($123)

(2) Amount includes the estimated deferred net loss of $6.1 million that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

In December 2001, we entered into a foreign currency forward sale agreement to hedge our exposure to fluctuations in the British pound exchange rate related to acquisition of certain Coors Brewers assets. Also, in anticipation of the Carling acquisition, we entered into a commitment with a lender for the financing of this transaction. Included within the commitment letter is a foreign currency written option which reduced our exposure on the U.S. dollar borrowing to fund the Coors Brewers transaction. The derivatives resulting from these agreements do not qualify for hedge accounting and, accordingly, were marked to market at year-end. The associated $0.3 million net expense was recorded in other income in the accompanying Consolidated Statements of Income.

Subsequent to year-end, the foreign currency swap settled on January 12, 2002, and the written option included in the loan commitment expired on February 11, 2002, resulting in a combined loss and amortization expense of $1.2 million to be realized during the first quarter of 2002.

During 2000, we had certain interest rate swap agreements outstanding to help manage our exposure to fluctuations in interest rates. These swap agreements were not designated as hedges and accordingly, all gains and losses on these agreements were recorded in interest income in the accompanying Consolidated Statements of Income. We did not have any interest rate swap agreements outstanding during 2001, at December 30, 2001 or at December 31, 2000.

During 2001 and 2000, there were no significant gains or losses recognized in earnings for hedge ineffectiveness or for discontinued hedges as a result of an expectation that the forecasted transaction would no longer occur.

Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated as the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's, that are no lower than A or A2, respectively. Additionally, most counterparty fair value positions favorable to us and in excess of certain thresholds are collateralized with cash, U.S. Treasury securities or letters of credit. We have reciprocal collateralization responsibilities for fair value positions unfavorable to us and in excess of certain thresholds. At December 30, 2001, we had zero counterparty collateral and had none outstanding.


Note 13:

Other Comprehensive Income
                                      Unrealized
                                         gain
                                      (loss) on
                                      available-
                                       for-sale
                            Foreign   securities   Minimum   Accumulated
                            currency      and      pension       other
                          translation  derivative  liability comprehensive
                          adjustments instruments adjustment     income
                                          (In thousands)
Balances, December 27, 1998   $(2,366)    $   440    $    --      $ (1,926)

Foreign currency translation
  adjustments                  (5,745)                              (5,745)
Unrealized loss on available-
  for-sale securities                        (648)                    (648)
Unrealized gain on derivative
  instruments                              11,159                   11,159
Tax benefit (expense)           2,226      (4,073)                  (1,847)

Balances, December 26, 1999    (5,885)      6,878          --          993

Foreign currency translation
  adjustments                   4,460                                4,460
Unrealized gain on available-
  for-sale securities                       2,045                    2,045
Unrealized loss on derivative
  instruments                              (3,221)                  (3,221)
Reclassification adjustment--
  available-for-sale securities
  and derivative instruments               (4,058)                  (4,058)
Reclassification adjustment--
  accumulated translation
  adjustment - closure of Spain
  operations                    4,434                                4,434
Tax (expense) benefit          (3,380)      1,989                   (1,391)

Balances, December 31, 2000      (371)      3,633          --        3,262

Foreign currency translation
  adjustments                      22                                   22
Unrealized gain on available-
  for-sale securities                       5,997                    5,997
Unrealized loss on derivative
  instruments                             (10,000)                 (10,000)
Minimum pension liability adjustment                  (13,668)     (13,668)
Reclassification adjustment--
  available-for-sale securities            (4,042)                  (4,042)
Reclassification adjustment--
  derivative instruments                   (3,858)                  (3,858)
Tax (expense) benefit              (8)      4,523       5,181        9,696

Balances, December 30, 2001   $  (357)    $(3,747)   $ (8,487)    $(12,591)

NOTE 14:

Segment and Geographic Information

We have one reporting segment relating to the continuing operations of producing, marketing and selling malt-based beverages. Our operations are conducted in the United States, the country of domicile, and several foreign countries, none of which is individually significant to our overall operations. The net revenues from external customers, operating income and pretax income attributable to the United States and all foreign countries for the years ended December 30, 2001, December 31, 2000, and December 26, 1999, are as follows:
                                     2001           2000           1999
                                              (In thousands)
United States and its territories:
  Net revenues                   $2,353,843     $2,331,693     $2,177,407
  Operating income               $  133,361     $  163,563     $  148,823
  Pretax income                  $  182,317     $  185,082     $  161,281

Other foreign countries:
  Net revenues                   $   75,619     $   82,722     $   59,077
  Operating income (loss)        $   18,244     $  (12,937)    $   (8,288)
  Pretax income (loss)           $   15,696     $  (15,557)    $  (10,614)

Included in 2001, 2000 and 1999 foreign revenues are earnings from CCI, our investment accounted for using the equity method of accounting (see Note 10, Investments). Included in operating income and pretax income are net special charges of $23.2 million, $15.2 million and $5.7 million, for 2001, 2000 and 1999, respectively (see Note 9, Special Charges). The 2001 net special charge included a charge of $25.9 million related to the United States and its territories and a credit of $2.7 million related to other foreign countries. The 2000 net special charge included a credit of $5.4 million related to the United States and its territories and a charge of $20.6 million related to other foreign countries. The special charges recorded in 1999 related entirely to the United States and its territories.

The net long-lived assets, including Property, Goodwill and other intangible assets, located in the United States and its territories and all other foreign countries as of December 30, 2001, December 31, 2000 and December 26, 1999 are as follows:

                                      2001           2000          1999
                                               (In thousands)

United States and its territories     $955,615       $786,966    $758,875
Other foreign countries                    384          3,622       8,939

  Total                               $955,999       $790,588    $767,814


The total net export sales (in thousands) during 2001, 2000 and 1999 were $205,187, $202,832 and $185,260, respectively.

We are currently evaluating the impact the Carling acquisition will have on our number of reporting segments for 2002. At this time, we anticipate having two reportable operating segments: the Americas and Europe. See Note 17, Subsequent Event, for discussion of the Carling acquisition.

NOTE 15:

Commitments and Contingencies

Insurance: It is our policy to be self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability and property insurance deductibles. During 2001, we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

Letters of credit: As of December 30, 2001, we had approximately $5.8 million outstanding in letters of credit with certain financial institutions. These letters expire in March 2003. These letters of credit are being maintained as security for performance on certain insurance policies and for operations of underground storage tanks, as well as to collateralize principal and interest on industrial revenue bonds issued by us.

As part of the settlement and indemnification agreement related to the Lowry landfill site with the City and County of Denver and Waste Management of Colorado, Inc., we agreed to post a letter of credit equal to the present value of our share of future estimated costs if estimated future costs exceed a certain amount and our long-term credit rating falls to a certain level. Although future estimated costs now exceed the level provided in the agreement, our credit rating remains above the level that would require this letter of credit to be obtained. Based on our preliminary evaluation, should our credit rating fall below the level stipulated by the agreement, it is reasonably possible that the letter of credit that would be issued could be for as much as $10 million. For additional information see the Environmental section below.

Financial guarantees: We have a 1.1 million yen financial guarantee outstanding on behalf of our subsidiary, Coors Japan. This subsidiary guarantee is primarily for two working capital lines of credit and payments of certain duties and taxes. One of the lines provides up to 500 million yen and the other provides up to 400 million yen (approximately $6.8 million in total as of December 30, 2001) in short-term financing. As of December 30, 2001, the approximate yen equivalent of $3.0 million was outstanding under these arrangements and is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Power supplies: Coors Energy Company (CEC), a fully owned subsidiary of ours, entered into a 10-year agreement to purchase 100% of the brewery's coal requirements from Bowie Resources Ltd. (Bowie). The coal then is sold to Trigen-Nations Energy Corporation, L.L.L.P. (Trigen).

We have an agreement to purchase the electricity and steam needed to operate the brewery's Golden facilities through 2020 from Trigen. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $14.6 million for 2002, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2001, 2000 and 1999 were $29.8 million, $28.4 million and $26.3 million, respectively.

Supply contracts: We have various long-term supply contracts with unaffiliated third parties and our joint ventures to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials for terms extending through 2005. The approximate future purchase commitments under these supply contracts are:

Fiscal year                                      Amount
                                             (In thousands)
2002								$ 478,800
2003								  195,750
2004                                              195,750
2005                                               93,500
Total								$ 963,800

Our total purchases under these contracts in 2001, 2000 and 1999 were approximately $243.3 million, $235.0 million and $177.9 million, respectively.

Brewing and packaging contract: In December 2000, we entered into a five year brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement in 2001 was 250,000 barrels, none of which was used by us. Starting in 2002, this available capacity increases up to 500,000 barrels. Currently, we pay Molson a fee for holding this capacity aside for our future use. The annual fee starting in 2002 is 1.5 million Canadian dollars which results in an annual commitment of approximately $1 million. As of December 30, 2001, we are fully accrued for all fees required under the terms of this agreement.

Third-party logistics contract: We are consolidating our California and Colorado finished goods warehouse network and EXEL, Inc. is providing warehouse services in Ontario, California, for us under a seven-year operating agreement. The operating costs which total $2.6 million have been agreed to for the first year of operation. We will be conducting an annual review of the scope of services with EXEL to determine pricing for the following years. Any increases are limited to 3% annually.

Graphic Packaging International Corporation: We have a packaging supply agreement with a subsidiary of Graphic Packaging International Corporation
(GPIC) under which we purchase a large portion of our paperboard requirements. We have begun negotiations to extend the term of this contract which expires in 2002. We expect it to be renewed prior to expiration. Our purchases under the packaging agreement in 2001, 2000 and 1999 totaled approximately $125 million, $112 million and $107 million, respectively. We expect purchases in 2002 under the packaging agreement to be approximately $118 million. Related accounts receivable balances included in Affiliates Accounts Receivable on the Consolidated Balance Sheets were immaterial in 2001 and 2000. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $0.5 million and $1.3 million in 2001 and 2000, respectively. William
K. Coors is a trustee of family trusts that collectively own all of our Class A voting common stock, approximately 31% of our Class B common stock, approximately 42% of GPIC's common stock and 100% of GPIC's series B preferred stock, which is currently convertible into 48,484,848 shares of GPIC's common stock. If converted, the trusts would own approximately 78% of GPIC's common stock. Peter H. Coors is also a trustee of some of these trusts.

Advertising and promotions: We have various long-term non-cancelable commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events. At December 30, 2001, the future commitments are as follows:

Fiscal year                                      Amount
                                             (In thousands)
2002                                            $ 40,909
2003                                              11,512
2004                                              10,618
2005                                               9,221
2006                                               7,933
Thereafter                                        11,299
  Total                                         $ 91,492

Environmental: We were one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party
(PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and was managed by Waste Management of Colorado, Inc. (Waste). In 1990, we recorded a special pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of an agreement with Denver and Waste to settle the outstanding litigation related to this issue.

Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

In January 2002, in response to the EPA's five-year review conducted in 2001, Waste provided us with updated annual cost estimates through 2032. We have reviewed these cost estimates in the assessment of our accrual related to this issue. In determining that the current accrual is adequate, we eliminated certain costs included in Waste's estimates, primarily trust management costs that will be accrued as incurred, certain remedial costs for which technology has not yet been developed and income taxes which we do not believe to be an included cost in the determination of when the $120 million threshold is reached. We generally used a 2% inflation rate for future costs, and discounted certain operations and maintenance costs at the site that we deemed to be determinable, at a 5.46% risk-free rate of return. Based on these assumptions, the present value and gross amount of discounted costs are approximately $1 million and $4 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability.

There are a number of uncertainties at the site, including what additional remedial actions will be required by the EPA, and what costs are included in the determination of when the $120 million threshold is reached. Because of these issues, the estimate of our liability may change as facts further develop, and we may need to increase the reserve. While we cannot predict the amount of any such increase, an additional accrual of as much as $25 million is reasonably possible based on our preliminary evaluation, with additional cash contributions beginning as early as 2013.

We were one of several parties named by the EPA as a PRP at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including our company, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action are approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project which are not possible to estimate at this time. However, we believe they would be immaterial to our operating results, cash flows and financial position.

In August 2000, an accidental spill into Clear Creek at our Golden, Colorado, facility caused damage to some of the fish population in the creek. A settlement reached in February 2001 with the Colorado Department of Public Health and Environment was modified based on public comment, including comments by the EPA. As a result, permit violations that occurred several years prior to the accidental spill were included in the settlement, as well as economic benefit penalties related to those prior violations. A total civil penalty of $100,000 was assessed in the final settlement with the Department reached in August 2001. In addition, we will undertake an evaluation of our process wastewater treatment plant. On December 21, 2001, we settled with the Colorado Division of Wildlife for the loss of fish in Clear Creek. We have agreed to construct, as a pilot project, a tertiary treatment wetlands area to evaluate the ability of a wetlands to provide additional treatment to the effluent from our waste treatment facilities. We will also pay for the stocking of game fish in the Denver metropolitan area and the cost of two graduate students to assist in the research of the pilot project. The anticipated costs of the project are estimated to be approximately $500,000. The amounts of these settlements have been fully accrued as of December 30, 2001.

From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

In addition, we are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Litigation: We are also named as a defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending ourselves against them and, in some instances, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these suits will not result in liabilities that would materially affect our financial position, results of operations or cash flows.

Restructuring: At December 30, 2001, we had a $2.2 million liability related to personnel accruals as a result of a restructuring of operations that occurred in 1993. These accruals relate to obligations under deferred compensation arrangements and postretirement benefits other than pensions. For the restructuring liabilities incurred during 2001, 2000 and 1999, see discussion in Note 9, Special Charges.

Labor: Approximately 8% of our work force, located principally at the Memphis brewing and packaging facility, is represented by a labor union with whom we engage in collective bargaining. A labor contract prohibiting strikes was negotiated in early 2001. The new contract expires in 2005.


NOTE 16:

Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 30, 2001.

Income in 2001 was decreased by a net special pretax charge of $23.2 million and income in 2000 was decreased by a net special pretax charge of $15.2 million. Refer to Note 9 for a further discussion of special charges.

During the fourth quarter of 2000, we reduced our total expenses by approximately $3.1 million when certain estimates for employee benefits and other liabilities were adjusted based upon updated information that we received in the normal course of business.

                            First      Second       Third    Fourth        Year
2001                                (In thousands, except per share data)

Gross sales              $637,828    $809,729    $742,654  $652,541  $2,842,752
Beer excise taxes         (94,128)   (117,029)   (107,991)  (94,142)   (413,290)
Net sales                 543,700     692,700     634,663   558,399   2,429,462

Cost of goods sold       (351,153)   (424,880)   (402,306) (359,284) (1,537,623)

Gross profit             $192,547    $267,820    $232,357  $199,115  $  891,839

Net income               $ 18,328    $ 49,852    $ 38,916  $ 15,868  $  122,964

Net income per
  common share--basic    $   0.49    $   1.34    $   1.05  $   0.44  $     3.33
Net income per
  common share--diluted  $   0.49    $   1.33    $   1.05  $   0.44  $     3.31


                            First      Second       Third    Fourth        Year
2000                             (In thousands, except per share data)

Gross sales              $596,789    $788,921    $773,535  $682,493  $2,841,738
Beer excise taxes         (91,360)   (119,108)   (116,459) (100,396)   (427,323)
Net sales                 505,429     669,813     657,076   582,097   2,414,415

Cost of goods sold       (326,919)   (404,570)   (413,314) (381,026) (1,525,829)

Gross profit             $178,510    $265,243    $243,762  $201,071  $  888,586

Net income               $ 14,819    $ 48,344    $ 34,492  $ 11,962  $  109,617

Net income per
  common share--basic    $   0.40    $   1.32    $   0.94  $   0.32  $     2.98
Net income per
  common share--diluted  $   0.40    $   1.29    $   0.92  $   0.32  $     2.93


NOTE 17:

Subsequent Event

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. as well as paying off certain intercompany loan balances with Interbrew for a total purchase price of 1.2 billion British pounds sterling (approximately
$1.7 billion), plus associated fees and expenses and a restructuring provision. The purchase price is subject to adjustment based on the value of working capital, certain intercompany trade balances and undistributed earnings from joint ventures as of the acquisition date. This acquisition resulted in us obtaining the United Kingdom (U.K.) based Carling business. The Carling Brewers' business, subsequently renamed Coors Brewers Limited, includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's brand beers; the U.K. distribution rights to Grolsch (via a joint venture with Grolsch N.V.);
several other beer and flavored-alcoholic beverage brands; related brewing and malting facilities in the U.K.; and a 49.9% interest in the distribution logistics provider, Tradeteam. Coors Brewers is the second-largest brewer in the U.K. and Carling lager is the best-selling beer brand in the U.K. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of Coors Brewers reduces our reliance on one product in North America and also creates a broader, more diversified company in a consolidating global beer market.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third-party valuations of certain tangible and intangible assets and of pension and other liabilities, and analyzing other market or historical information for certain estimates. We are also finalizing the tax and financing structure of the acquired business and evaluating certain restructuring plans. Accordingly, the allocation of the purchase price is subject to change. Also, as noted above, the purchase price is subject to further adjustments, which have not yet been finalized with Interbrew. These adjustments will result in further change to the purchase price allocation.

                                           As of February 2, 2002
                                               (In millions)

     Current assets                                 $         547
     Property, plant and equipment                            445
     Other assets                                             444
     Intangible assets                                        415
     Goodwill                                                 532
       Total assets acquired                                2,383
     Current liabilities                                     (428)
     Non-current liabilities                                 (238)
       Total liabilities assumed                             (666)
         Net assets acquired                        $       1,717



Of the $415 million of acquired intangible assets, approximately $389 million has been assigned to brand names and distribution rights. The remaining $26 million was assigned to patents and technology and distribution channels. The respective lives of these assets and the resulting amortization is still being evaluated.

In March 2002, we announced plans to close our Cape Hill brewery and Alloa malting facility. A majority of the production at the Cape Hill brewery relates to brands that were retained by Interbrew. The production at the Alloa malting facility will be moved to one of the other existing malting facilities. The plan to close these sites and the associated exit costs have been reflected in the purchase price allocation above.

We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of combined debt as described below at the prevailing exchange rate:
                                                   Facility
                                                   Currency          Balance
 Term                                            Denomination     (In millions)
5 year    Amortizing term loan                       USD             $   478
5 year    Amortizing term loan (228 million pounds)  GBP                 322
9 month   Bridge facility                            USD                 750
                                                                     $ 1,550

In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9 million and $500,000, respectively. These fees will be amortized over the respective term of the borrowing. There is an additional financing fee on the bridge facility of approximately $1.1 million if the facility is not repaid by May 15, 2002. We expect to refinance our nine month bridge facility through issuance of long-term financing prior to maturity.

Amounts outstanding under both our term loan and our bridge facility bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate rate, in each case plus an additional margin. The additional margin is set based upon our investment grade. If our investment grade changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable in the time period corresponding to the selected LIBOR.


Our term loan is payable quarterly in arrears beginning March 28, 2003, pursuant to the amortization schedule below, and matures February 1, 2007.

                                Amortization
                                rate of term
    Year of annual payments         loans
              2003                   15%
              2004                   20%
              2005                   25%
              2006                   30%
              2007                   10%
                                    100%

We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan.

Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; dividends and stock repurchases; and certain types of business in which we can engage. We expect to timely repay this facility in accordance with its terms.

ITEM 9. Disagreements on Accounting and Financial Disclosure

None.


PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)  Directors

WILLIAM K. COORS (Age 85) is Chairman of the Board of Adolph Coors Company
(ACC) and has served in such capacity since 1970. He has served as a director since 1940. He was President from 1989 until May 11, 2000. He is the Chairman of the Executive Committees of ACC and Coors Brewing Company (CBC). He is also a director of CBC and Graphic Packaging International Corporation. He is the uncle of
Peter H. Coors.

PETER H. COORS (Age 55) is President of ACC and chairman of CBC. He was Chief Executive Officer from December 1992 to May 2000. He has been a director of ACC and CBC since 1973. Prior to 1993, he served as Executive Vice President and Chairman of the brewing division, before it was organized as CBC. He served as interim treasurer and Chief Financial Officer of ACC from December 1993 to February 1995.
He has served in a number of different executive and management positions for CBC. Since March 1996, he has been a director of U.S. Bancorp. He also has been a director of Energy Corporation of America since March 1996, and was appointed to the board of H.J.
Heinz & Co. in 2001. He is the nephew of William K. Coors.

W. LEO KIELY III (Age 55) was appointed President and Chief Operating Officer of CBC as of March 1, 1993, and was named Chief Executive Officer of CBC in May 2000. He also is a vice president of ACC, and has been a director of ACC and CBC since August 1998. Prior to joining CBC, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo in Plano, Texas. He also serves on the board of directors of Sunterra Resorts, Inc. and the SEI Center for Advanced Studies Board for the Wharton School of Finance.

FRANKLIN W. HOBBS (Age 54) was appointed a director of ACC and CBC in 2001 and is a member of the Compensation and Human Resources Committee.
He graduated from Harvard College and Harvard Business School and is currently the Chief Executive Officer and director for the investment bank, Houlihan Lokey Howard & Zukin. He served in roles of increasing responsibility at the investment bank, Dillon, Read &
Co., Inc. from 1972 through 2000, finally serving as chairman of UBS Warburg following a series of mergers between Dillon Read, and SBC Warburg, and later with Union Bank of Switzerland. He also serves on the board of directors of Lord Abbett Group of Mutual
Funds and the Board of Overseers at Harvard College.

PAMELA H. PATSLEY (Age 45) has served as a director of both ACC and CBC since November 1996. She chairs the Audit Committee and is a member of the Compensation and Human Resources Committee. In March 2000, she became Senior Executive Vice President of First Data Corp. and president of First Data Merchant Services, First Data Corp.'s merchant processing enterprise, which also includes the TeleCheck check guarantee and approval business. Prior to joining First Data, She served as President, Chief Executive Officer and director of Paymentech. She began her Paymentech career as a founding officer of First USA, Inc. when it was established in 1985. Before joining First USA, she was with KPMG Peat Marwick.

WAYNE R. SANDERS (Age 54) has served as a director of ACC and CBC since February 1995. He is a member of the Compensation and Human
Resources Committee and the Audit Committee. He is Chairman of the Board and since 1991 has been Chief Executive Officer of Kimberly-Clark Corporation in Dallas. He joined Kimberly-Clark in 1975 and has served in a number of positions. He was elected to Kimberly-Clark's board of directors in August 1989. He is also a director of Texas Instruments Incorporated and Chase Bank of Texas.

ALBERT C. YATES (Age 59) has served as a director of ACC and CBC since August 1998. He was appointed chairman of the Compensation and Human Resources Committee in November 2001 and is a member of the Audit Committee. He is President of Colorado State University in
Fort Collins, Colorado, and Chancellor of the Colorado State University System. He was a member of the board of the Federal
Reserve Board of Kansas City-Denver Branch and has served on the board of First Interstate Bank.

Luis G. Nogales retired from the boards of ACC and CBC in November 2001. Joseph Coors retired from our board in May 2000 and was elected a director emeritus.

(b)  Executive Officers

Of the above directors, William K. Coors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC at March 1, 2002:

RONALD G. ASKEW (Age 47) was appointed Chief Marketing Officer of CBC in October 2001. He was a founder and served as chief executive officer of The Integer Group, in Denver, Colorado, a marketing and advertising agency that services large accounts including Coors
Brewing Company, from 1993 to October 2001. Before forming The
Integer Group, he was director of account services for Tracy-Locke Advertising and DDB Worldwide in Dallas. He also served as a vice president for Frito-Lay, Inc. in marketing and new business development.

DAVID G. BARNES (Age 40) joined us in March 1999 as Vice President and Treasurer of ACC, and Vice President of Finance and Treasurer of
CBC. From 1994 to 1999, he was Vice President of Finance and Development for Tricon Global Restaurants. At Tricon, he also held positions as Vice President of Mergers and Acquisitions and Vice President of Planning. From 1990 to 1994, he worked at Asea Brown Boveri in various strategy, planning and development roles of increasing responsibility. He started his career at Bain and Company as a consultant for five years.

CARL L. BARNHILL (Age 53) joined CBC in May 1994 as Senior Vice President of Sales. He has more than 20 years of marketing experience with consumer goods companies. Previously, he was Vice President of Selling Systems Development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay, Inc. in various senior sales and marketing positions.

PETER M. R. KENDALL (Age 55) joined us in January 1998 as Senior Vice President and Chief International Officer of CBC. In 2002, he was appointed Chief Executive Officer of Coors Brewers Limited, our principal United Kingdom subsidiary, and is also Senior Vice President, U.K. and Europe. He is also a vice president of ACC. Before joining Coors, he was Executive Vice President of Operations and Finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park, California. From 1995 to 1996, he was President of International Book Operations for McGraw Hill Companies. From 1981-1994, he worked in leadership positions for Pepsi International, PepsiCo and PepsiCo Wines and Spirits.
Prior to working for Pepsi, he spent six years at McKinsey & Co. in New York.

ROBERT D. KLUGMAN (Age 54) was named our Senior Vice President of Corporate Development of CBC in May 1994. In 2002, he was named Senior Vice
President of International and Corporate Development, following the acquisition of the Carling Brewers' business from Interbrew S.A. He also serves as a vice president of ACC. Prior to that, he was Vice President of Brand Marketing, and also served as Vice President of International, Development and Marketing Services. Before joining us, he was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

KATHERINE L. MACWILLIAMS (Age 46) joined Coors Brewing Company in April 1996 as Vice President and Treasurer. In 1999, she was named Vice President, International Finance, and in April 2001, Vice
President, International and Control. Prior to joining Coors, she served as Vice President of Capital Markets for UBS Securities in
New York. In addition, she has held a wide range of financial positions with The First National Bank of Chicago, Sears Roebuck and Co. and Ford Motor Company. She is a past board member (1989 to 1992) of the International Swaps and Derivatives Association, Inc.
and a current director (since January 1997) of the Selected family of mutual funds, where she chairs the Audit Committee.

ROBERT M. REESE (Age 52) joined the company in December 2001 as Vice President and Chief Legal Officer. He also serves as Senior Vice President and Chief Legal Officer of CBC. Prior to joining us, he was associated with Hershey Foods Corporation from 1978 to 2001, serving most recently as Senior Vice President of Public Affairs, General Counsel and Secretary.

MARA SWAN (Age 42) was appointed Senior Vice President and Chief People Officer of CBC in March 2002. She joined Coors in November 1994 as a director of human resources responsible for the sales and marketing area and most recently was Vice President, Human
Resources. Prior to that, she worked for 11 years at Miller Brewing Company in Milwaukee where she held various positions in human resources. Her most recent assignments at Miller included human resources manager for operations and personnel services manager for marketing.

RONALD A. TRYGGESTAD (Age 45) was named Vice President and Controller of CBC and Controller of ACC in May 2001. He joined the company in December 1997 as the director of tax. Prior to joining CBC, he was with Total Petroleum, Inc. from 1994 to 1997, serving there as Director of Tax and Internal Audit. He also worked for Shell Oil
Company from 1990 through 1993, and Price Waterhouse from 1982 through 1989.

TIMOTHY V. WOLF (Age 48) was named Vice President and Chief Financial Officer of ACC and Senior Vice President and Chief Financial
Officer of CBC in February 1995. Prior to CBC, he served as Senior Vice President of Planning and Human Resources for Hyatt Hotels Corporation from 1993 to 1994 and in several executive positions for The Walt Disney Company, including vice president, controller and chief accounting officer, from 1989 to 1993. Prior to Disney, he spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Science and Technology Commission for the state of Colorado.

Caroline Turner, former Senior Vice President and General Counsel, and William Weintraub, former Senior Vice President of Marketing, both retired from the company in 2001.

Olivia Thompson, former Controller, was named Vice President of Process Development in 2001, reporting to Leo Kiely.

Terms for all officers and directors are for a period of one year, except that vacancies may be filled and additional officers elected at any regular or special meeting. Directors of ACC are elected at the annual meeting of the Class A voting shareholder held in May. There are no arrangements or understandings between any officer or director pursuant to which any officer or director was elected.

Based upon our review of Forms 3, 4 and 5 filed by certain beneficial owners of our Class B common stock, we have determined that there was a failure to file a Form 5 on a timely basis with the SEC as required under
Section 16(a) of the Securities Exchange Act of 1934 for one transaction on behalf of Pamela Patsley, Wayne Sanders, Luis Nogales, Albert Yates, David Barnes and Peter Kendall, and a Form 4 for one transaction on behalf of Peter Coors. Forms 5 were filed immediately when the omissions were discovered in March 2002. We are not aware of any failure by the Section 16 reporting persons to file a required form pursuant to Section 16.


ITEM 11. Executive Compensation

I. SUMMARY COMPENSATION TABLE

                      ANNUAL COMPENSATION         LONG -TERM COMPENSATION
                                              AWARDS              PAYOUTS
                                     OTHER              SECURITIES          ALL
                                     ANNUAL RESTRICTED  UNDERLYING  LTIP   OTHER
NAME & PRINCIPAL       SALARY  BONUS  COMP    STOCK       OPTIONS  PAYOUTS  COMP
POSITION         YEAR   ($)    ($)(1)  ($)   ($)(2)      (#)(3)      ($)  ($)(4)

Peter H. Coors,  2001 760,500  452,272  0         0      125,000      0   78,699
President of     2000 726,750  563,760  0         0      170,908      0   78,699
Adolph Coors     1999 655,765  380,291  0         0       62,751      0   55,504
Company,
Chairman of Coors
Brewing Company

W. Leo Kiely     2001 686,456  407,423  0         0      120,000      0   57,139
III,  Vice       2000 569,250  428,644  0         0      103,708      0   57,139
President of     1999 516,750  304,722  0         0       87,429      0   41,723
Adolph Coors
Company & CEO of
Coors Brewing
Company

Timothy V. Wolf, 2001 371,000  163,899  0        0        20,000      0   11,835
CFO of Adolph    2000 360,500  189,525  0        0        35,024      0   11,835
Coors Company,   1999 343,020  160,022  0        0        28,790      0   11,535
Senior VP & CFO
of Coors Brewing
Company

Peter M. R.      2001 358,280  133,647  0        0        25,000      0   30,171
Kendall, Senior  2000 348,140  180,758  0        0        33,823      0   30,171
VP of Coors      1999 331,500  139,317  0        0        27,844      0   29,871
Brewing Company,
CEO of Coors
Brewers Limited

Carl L.          2001 343,200  128,022  0        0        30,000      0   14,275
Barnhill,        2000 336,600  180,758  0        0        33,022      0   14,275
Senior VP of     1999 311,280  139,317  0        0        25,064      0   19,601
Sales of Coors
Brewing Company

William H.       2001 364,000  135,781  0        0        25,000      0   21,355
Weintraub(5),    2000 357,000  186,244  0        0        35,024      0   21,355
Senior VP of     1999 327,376  145,123  0        0        26,109      0   21,055
Marketing of
Coors Brewing
Company


(1) Amounts awarded under the Management Incentive Compensation Program.

(2) In 2001, the shares of restricted stock which were granted in 1998 vested. The values at the vesting dates were as follows: Peter H. Coors, $285,226; W. Leo Kiely III, $146,594; Timothy V. Wolf, $72,885; Peter M. R.
Kendall, $311,287; Carl L. Barnhill, $117,495 and William H. Weintraub, $70,071. No restricted stock grants were made to any of the named executives during 1999 to 2001.

(3) See discussion under Item 11, Part II, for options issued in 2001.

(4) The amounts shown in this column are attributable to the officer life insurance other than group life, as well as 401(k) match.

(5) William H. Weintraub, former Senior Vice President of Marketing, retired from the company in 2001.

We provide term officer life insurance for all the named active executives. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 2001 annual benefit for each executive was: Peter H. Coors, $73,599; W. Leo Kiely III, $52,039; Timothy V. Wolf, $6,735; Peter M. R. Kendall, $25,071; Carl L. Barnhill, $9,175 and William H. Weintraub, $16,255.

Our 50% match on the first 6% of salary contributed by the officer to ACC's qualified 401(k) plan was $5,100 each for Peter H. Coors, W. Leo Kiely III, Timothy V. Wolf, Peter M. R. Kendall, Carl L. Barnhill and William H. Weintraub. Peter H. Coors, W. Leo Kiely III, Peter M.R. Kendall and William
H. Weintraub exercised stock options in 2001. See discussion in Item 11,
Part III, for stock option exercises in 2001.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, we appointed a special compensation committee of the board to approve and monitor performance criteria in certain performance-based executive compensation plans for 2001.


II. OPTION/SAR GRANTS TABLE

                   Option Grants in Last Fiscal Year

                                                      POTENTIAL REALIZABLE VALUE
          INDIVIDUAL GRANTS                            AT ASSUMED RATES OF STOCK
                                                        PRICE APPRECIATION FOR
                                                              OPTION TERM
             NUMBER OF   % OF TOTAL
             SECURITIES   OPTIONS
             UNDERLYING  GRANTED TO  EXERCISE
              OPTIONS    EMPLOYEES   OR BASE
              GRANTED    IN FISCAL    PRICE   EXPIRATION
NAME           (#)(1)      YEAR    ($/SHARE)    DATE          5%        10%

Peter H. Coors  125,000     7.53%   $69.0950    02/16/11  $5,431,684 $13,764,954
W. Leo Kiely
  III           120,000     7.23%   $69.0950    02/16/11  $5,214,417 $13,214,356
Timothy V.
  Wolf           20,000     1.20%   $69.0950    02/16/11  $  869,069  $2,202,393
Peter M. R.
  Kendall        25,000     1.51%   $69.0950    02/16/11  $1,086,337  $2,752,991
Carl L.
  Barnhill       30,000     1.80%   $69.0950    02/16/11  $1,303,604  $3,303,589
William H.
  Weintraub      25,000     1.51%   $69.0950    02/16/11  $1,086,337  $2,752,991

(1) Grants vest one-third in each of the three successive years after the date of grant. As of December 30, 2001, no 2001 grants were vested because of the one-year vesting requirement; however, they will vest 33-1/3% on the one-year anniversary of the grant dates.

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Value

                   SHARES            NUMBER OF SECURITIES
                  ACQUIRED          UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED
                     ON      VALUE       OPTIONS                IN-THE-MONEY
                  EXERCISE  REALIZED    AT FY-END (#)         OPTIONS AT FY-END
                     (#)      (1)      Exer-   Unexer-       Exer-       Unexer-
                                     cisable   cisable     cisable       cisable

Peter H. Coors      7,047 $  35,253  191,702   244,983   $2,475,341   $  461,563
W. Leo Kiely III   15,000 $ 468,989  223,973   218,283   $3,977,910   $  293,723
Timothy V. Wolf         0 $       0   47,948    52,947   $  416,833   $  108,787
Peter M. R.
  Kendall          17,512 $ 591,314   29,837    56,830   $   52,531   $  105,055
Carl L. Barnhill        0 $       0   58,788    60,369   $  917,632   $  102,565
William H.
  Weintraub        22,074 $ 704,514   23,427    57,053   $   37,261   $  108,787

(1) Values stated are the bargain element realized in 2001, which is the difference between the option price and the market price at the time of exercise.

IV. PENSION PLAN TABLE

The following table sets forth annual retirement benefits for representative years of service and average annual earnings.


AVERAGE ANNUAL                YEARS OF SERVICE
COMPENSATION         10        20          30         40
$125,000          $25,000   $50,000     $75,000    $100,000
 150,000           30,000    60,000      90,000     120,000
 175,000(1)        35,000    70,000     105,000     140,000
 200,000(1)        40,000    80,000     120,000     160,000(1)
 225,000(1)        45,000    90,000     135,000     180,000(1)
 250,000(1)        50,000   100,000     150,000(1)  200,000(1)
 275,000(1)        55,000   110,000     165,000(1)  220,000(1)
 300,000(1)        60,000   120,000     180,000(1)  240,000(1)
 325,000(1)        65,000   130,000     195,000(1)  260,000(1)
 350,000(1)        70,000   140,000     210,000(1)  280,000(1)
 375,000(1)        75,000   150,000(1)  225,000(1)  300,000(1)
 400,000(1)        80,000   160,000(1)  240,000(1)  320,000(1)
 425,000(1)        85,000   170,000(1)  255,000(1)  340,000(1)
 450,000(1)        90,000   180,000(1)  270,000(1)  360,000(1)
 475,000(1)        95,000   190,000(1)  285,000(1)  380,000(1)
 500,000(1)       100,000   200,000(1)  300,000(1)  400,000(1)
 525,000(1)       105,000   210,000(1)  315,000(1)  420,000(1)
 550,000(1)       110,000   220,000(1)  330,000(1)  440,000(1)
 575,000(1)       115,000   230,000(1)  345,000(1)  460,000(1)
 600,000(1)       120,000   240,000(1)  360,000(1)  480,000(1)

(1) Maximum permissible benefit under ERISA from the qualified retirement income plan for 2001 was $140,000. Annual compensation exceeding $170,000 is not considered in computing the maximum permissible benefit under the qualified plan. We have a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of Internal Revenue Service maximums.

Annual compensation covered by the qualified and non-qualified retirement plans and credited years of service for the named executive officers are as follows: William K. Coors, $345,602 and 62 years; Peter H. Coors, $742,500 and 30 years; W. Leo Kiely III, $686,456 and 8 years; Timothy V. Wolf, $371,000 and 7 years; Peter M. R. Kendall, $358,280 and 4 years; Carl L. Barnhill, $343,200 and 7 years; and William H. Weintraub, $364,000 and 8 years.

Our principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee's age and years of service at retirement; however, benefits are not reduced if (1) the employee is at least age 62 when payments commence; or (2) the employee's age plus years of service equal at least 85 and the employee has worked for us at least 25 years. The amount of pension actuarially accrued under the pension formula is based on a single life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter
H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 2001 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $222,750, paid upon normal retirement.

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

In 2001, the NE members of the board of directors, excluding Franklin Hobbs, were paid 50% of the $36,000 annual retainer for the 2000-2001 term and 50% of the $36,000 annual retainer for the 2001-2002 term, as well as reimbursement of expenses incurred to perform their duties as directors. Franklin Hobbs, who joined the board in December 2001, elected to receive his compensation entirely in stock. He received a grant of 278 shares valued at $15,000 which will become unrestricted in May 2002. Directors who are our full-time employees receive $18,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other company business.

VI. EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Except for agreements with certain of our executive officers, including the named active executive officers, relating to their employment upon a change of control of our company, we have no agreements with executives or employees providing employment for a set period. The change in control agreements, which apply to certain officers of Coors Brewing Company, generally provide that for a period of two years following a change of control as defined in the agreements, the officer will be entitled to certain compensation upon certain triggering events. These events include termination without cause, resignation for good reason or resignation by the officer for any reason during a 30 day window beginning one year after a change of control. Upon a triggering event, officers would be paid a multiple of their annual salary and bonus, plus health, pension and life insurance benefits for additional years. For the chairman and the chief executive officer, the compensation would equal three times annual salary and bonus, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. All other officers, including named active officers, who are party to these agreements would receive two times annual salary and bonus, plus two years equivalent benefit coverage, plus credit for two years additional service toward pension benefits.

VII. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Luis G. Nogales, Pamela H. Patsley, Wayne R. Sanders and Albert C. Yates served on the Compensation and Human Resources Committee during 2001.

VIII. AUDIT COMMITTEE REPORT

The Audit Committee of our board of directors is composed of a minimum of three independent directors and operates under a written charter adopted by the board of directors. The Audit Committee's primary duties and responsibilities are to:

   - monitor the integrity of our financial reporting process, the system of internal controls and significant legal matters and ethics;

   - review and appraise the independence and performance of our internal auditors and independent accountants; and

   - provide an open avenue of communication for the independent accountants, financial and senior management, internal auditors and the board of directors.

The committee held eight meetings during the fiscal year ended December 30, 2001. Discussions were held with management and the independent auditors. Management represented to the committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The committee has reviewed and discussed the consolidated financial statements with our management and the independent auditors. The committee has discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees, as amended by SAS 90, Audit Committee Communications.

In addition, the committee has discussed with the independent auditors the auditors' independence, including the matters in the written disclosures and the letter we received from the auditors, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The fees billed by the auditors for non-audit services were also considered in the discussions of independence.

In addition to ongoing discussions with management, the committee also held a special meeting on March 22, 2002, to review the audited consolidated financial statements for the year ended December 30, 2001. Based on the committee's reviews and discussions referred to above, the committee recommended that the board of directors include such financial statements in our annual report on Form 10-K for the year ended December 30, 2001.

Submitted by the Audit Committee
Pamela H. Patsley (Chair)
Wayne R. Sanders
Albert C. Yates

IX.  INDEPENDENT PUBLIC ACCOUNTANTS' FEES

Audit fees: Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of our consolidated financial statements for fiscal year 2001 and the quarterly reviews of our financial statements included in Forms 10-Q were $511,600.

Financial information systems design and implementation fees:
PricewaterhouseCoopers rendered no professional services to us in connection with the design and implementation of financial information systems in fiscal year 2001.

All other fees: Fees of $544,212 were billed for fiscal year 2001. These were primarily for: (1) audit related fees of $99,550 for issuance of consents, audits of our employee benefit plans and financial statements of certain subsidiaries during the year, and audit related accounting projects; (2) income tax compliance and related tax services of $101,207 and (3) other related fees of $343,455 for supply chain consulting and other special project assistance.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)(b) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 8, 2002, as to the beneficial ownership of Class A stock and Class B stock by beneficial owners of more than 5% of our Class A stock and Class B stock, each director, our named executive officers and by all directors and executive officers as a group. Unless otherwise indicated, the person or persons named have sole voting and investment power and that person's address is c/o Adolph Coors Company, 311 10th Street, P.O. Box 4030, Golden, Colorado 80401. Shares of common stock subject to options currently exercisable or exercisable within 60 days following the date of the tables are deemed outstanding for computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.


                  	     Amount and nature of beneficial ownership
                             Number of   Percent                        Percent
                             Class A       of        Number of             of
Name of beneficial owner      shares    class(1)  Class B shares        class(1)
Adolph Coors, Jr. Trust,
William K. Coors,
Jeffrey H. Coors,
Peter H. Coors, J.
Bradford Coors and
Melissa E. Coors,
trustees                  1,260,000(2)   100.0%     2,940,000(2)       	8.5%

May K. Coors Trust(5)             0        0.0%     2,589,980           7.2%
Capital Research and
  Management Company              0        0.0%     2,035,000(1,11)	5.8%
The Growth Fund of
  America                         0        0.0%     1,785,000(1,11)	5.1%
William K. Coors                  0        0.0%       320,807(2,3)        *
Peter H. Coors                    0        0.0%       442,454(2,4)	1.3%
W. Leo Kiely III                  0        0.0%       342,087(6)          *
Franklin W. Hobbs                 0        0.0%           278(7)          *
Pamela H. Patsley                 0        0.0%         2,372(7)          *
Wayne R. Sanders                  0        0.0%         6,106(7)          *
Albert C. Yates                   0        0.0%         1,345(7)          *
Carl L. Barnhill                  0        0.0%        92,913(8)          *
Peter M.R. Kendall                0        0.0%        61,447(9)          *
Timothy V. Wolf                   0        0.0%        78,327(10)         *
William H. Weintraub              0        0.0%        53,752(12)         *

All directors and
executive officers as a
group, including persons
named above (18 persons)          0        0.0%     1,573,475 (2,4)    4.3%

*  Less than 1%.

(1) Except as set forth above and based solely upon reports of beneficial ownership required filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities and Exchange Act of 1934, we do not believe that any other person beneficially owned, as of March 8, 2002, greater than 5% of our outstanding Class A stock or Class B stock.

(2) William K. Coors and Peter H. Coors disclaim beneficial ownership of the shares held by the Adolph Coors, Jr. Trust.

(3) This does not include 2,589,980 shares of Class B common stock owned by the May K. Coors Trust or 1,260,000 shares of Class A common stock or 2,940,000 shares of Class B common stock owned by the Adolph Coors, Jr. Trust, as to all of which William K. Coors disclaims beneficial ownership. It does not include an aggregate of 5,700,114 shares of Class B common stock owned by a number of other trusts that hold the shares for the benefit of certain Coors family members, as to all of which William K. Coors disclaims beneficial ownership. William K. Coors is a beneficiary of certain of these trusts. The commission does not require disclosure of these shares. If William K. Coors were to be attributed beneficial ownership of the shares held by these trusts, he would beneficially own 100% of the Class A common stock and 33.3% of the Class B common stock

(4) This does not include 2,589,980 shares of Class B common stock owned by the May K. Coors Trust or 1,260,000 shares of Class A common stock or 2,940,000 shares of Class B common stock owned by the Adolph Coors, Jr. Trust, as to all of which Peter H. Coors disclaims beneficial ownership. It does not include an additional aggregate of 5,700,114 shares of Class B common stock owned by a number of other trusts that hold the shares for the benefit of certain Coors family members, as to all of which Peter H. Coors disclaims beneficial ownership. Peter H. Coors is a trustee or beneficiary of certain of these trusts. The commission does not require disclosure of these shares. This includes 2,660 shares held in the names of Peter H. Coors's wife and some of his children, as to which he disclaims beneficial ownership. This number includes options to purchase 303,819 shares of Class B common stock exercisable within 60 days. If Peter H. Coors were to be attributed beneficial ownership of the shares held by these trusts, he would beneficially own 100% of the Class A common stock and 33.4% of the Class B common stock.

(5) William K. Coors, Joseph Coors, Jr., Jeffrey H. Coors and Peter H. Coors serve as co-trustees.

(6) This number includes currently exercisable options to purchase 324,639 shares of Class B common stock.

(7) These shares were issued as restricted stock under our 1991 Equity Compensation Plan for Non-Employee directors. Vesting in the restricted stock occurs at the end of the one-year term for outside directors. These numbers include the following number of shares which will vest in May 2002:
Franklin W. Hobbs, 278; Pamela H. Patsley, 332; Wayne R. Sanders, 138; Albert C. Yates, 415.

(8) This number includes currently exercisable options to purchase 88,151 shares of Class B common stock.

(9) This number includes currently exercisable options to purchase 58,727 shares of Class B common stock.

(10) This number includes options to purchase 75,887 shares of Class B common stock currently exercisable or exercisable within 60 days.

(11) The shares held by the Capital Research and Management Company include the 1,785,000 shares (5.1% of total outstanding) held by The Growth Fund of America, which is managed by Capital Research and Management Company. The source of this information is a joint Schedule 13 received by us February 14, 2002, filed by Capital Research and Management Company and The Growth Fund of America, Inc.

(12) This number includes options to purchase 52,139 shares of Class B common stock currently exercisable or exercisable within 60 days.

(c)  Changes in Control

There are no arrangements that would later result in a change of our control.

ITEM 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

None.

(b)  Certain Business Relationships

In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging International Corporation (GPIC). William K. Coors is a trustee of family trusts that collectively own all of our Class A voting common stock, approximately 31% of our Class B common stock, approximately 42% of GPIC's common stock and 100% of GPIC's series B preferred stock which is currently convertible into 48,484,848 shares of GPIC's common stock. If converted, the trusts would own approximately 78% of GPIC's common stock. Peter H. Coors is also a trustee of some of these trusts.

We have a packaging supply agreement with a subsidiary of GPIC under which we purchase a large portion of our paperboard requirements. We have begun negotiations to extend the term of this contract which expires in 2002. We expect it to be renewed prior to expiration. Our purchases under the packaging agreement in 2001, 2000 and 1999 totaled approximately $125 million, $112 million and $107 million, respectively. We expect purchases in 2002 under the packaging agreement to be approximately $118 million. Related accounts receivable balances included in Affiliates Accounts Receivable on the Consolidated Balance Sheets were immaterial in 2001 and 2000. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $0.5 million and $1.3 million in 2001 and 2000, respectively.

We are also a limited partner in a real estate development partnership in which a subsidiary of GPC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. In 2001, we received no distributions from this partnership.

(c)  Indebtedness of Management

No member of management or another with a direct or indirect interest in us was indebted to us in excess of $60,000 in 2001.

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


Report of Independent Accountants on
Financial Statement Schedule



To the Board of Directors and Shareholders of Adolph Coors Company:


Our audits of the consolidated financial statements referred to in our report dated February 6, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PricewaterhouseCoopers LLP

Denver, Colorado
February 6, 2002




SCHEDULE II

ADOLPH COORS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

                                    Additions
                        Balance at  charged to                Balance
                        beginning   costs and                 at end
                         of year     expenses   Deductions(1) of year
Allowance for doubtful                      (In thousands)
accounts

Year ended

December 30, 2001          $  139      $  119     ($  167)     $   91

December 31, 2000          $   55      $   84      $   --      $  139

December 26, 1999          $  299      $   53     ($  297)     $   55




Allowance for certain
claims

Year ended

December 30, 2001          $  104      $   50     ($   43)     $  111

December 31, 2000          $  133      $   --     ($   29)     $  104

December 26, 1999          $  584      $   44     ($  495)     $  133




Allowance for obsolete
inventories and supplies

Year ended

December 30, 2001          $3,614      $3,361     ($2,605)     $4,370

December 31, 2000          $3,170      $2,664     ($2,220)     $3,614

December 26, 1999          $4,986      $3,778     ($5,594)     $3,170



(1) Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.


(3)  Exhibits:

     Exhibit  2.1  -- Share Purchase Agreement between Coors Worldwide, Inc.
                      and Adolph Coors Company and Interbrew, S.A., Interbrew UK Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002 (filed by amendment pursuant to confidential treatment request).

     Exhibit  3.1  -- Amended and restated Articles of Incorporation of Adolph
                      Coors Company effective May 17, 2001.

     Exhibit  3.2  -- By-laws, as amended and restated May 10, 2000.
                      (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-3, SEC file No. 333-48194 filed October 27, 2000)

     Exhibit 10.1* -- 2001 amendment to Adolph Coors Company 1990 Equity
                      Incentive Plan. (Incorporated by reference to Exhibit
                      10.20 to Form 10-K for the fiscal year ended December 31, 2000)

     Exhibit 10.2  -- Form of Coors Brewing Company Distributorship Agreement.
                      (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996)

     Exhibit 10.3  -- Adolph Coors Company Equity Compensation Plan for Non-
                      Employee Directors (Incorporated by reference to Exhibit
                      10.12 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 27, 1998)

     Exhibit 10.4  -- Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the commission on October 6, 1992, as amended)

     Exhibit 10.5* -- Adolph Coors Company Stock Unit Plan. (Incorporated by
                      reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998)

     Exhibit 10.6* -- 2001 amendment to Adolph Coors Company Deferred
                      Compensation Plan. (Incorporated by reference to Exhibit
                      10.17 to Form 10-K for the fiscal year ended December 31, 2000)

     Exhibit 10.7* -- Coors Brewing Company 2001 Annual Management Incentive
                      Compensation Plan.

     Exhibit 10.8  -- Adolph Coors Company Water Augmentation Plan.
                      (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)

     Exhibit 10.9  -- Supply Agreement between Coors Brewing Company and
                      Graphic Packaging International Corporation dated September 1, 1998. (Incorporated by reference to
                      Exhibit 10.1 to current report on Form 8-K filed November 2, 1998, by ACX Technologies, Inc., SEC file No. 001-14060)

     Exhibit 10.10 -- Form of 2001 change-in-control agreements for Chairman and for Chief Executive Officer. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2000)

     Exhibit 10.11 -- Form of 2001 change-in-control agreements for other officers. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2000)

     Exhibit 10.12 -- Supply agreement between Coors Brewing Company and  Ball
                      Metal Beverage Container Corp. dated November 12, 2001 (filed pursuant to confidential treatment request).

     Exhibit 10.13 -- Supply Agreement between Rocky Mountain Metal Container,
                      LLC and Coors Brewing Company dated November 12, 2001 (filed pursuant to confidential treatment request).

     Exhibit 10.14 -- Agreement between Coors Brewing Company and EDS
                      Information Services, LLC effective August 1, 2001 (filed by amendment pursuant to confidential treatment request).

     Exhibit 10.15 -- Credit Agreement dated as of February 1, 2002 among
                      Adolph Coors Company, Coors Brewing Company, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Alex. Brown Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

     Exhibit 10.16 -- Bridge Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, Coors Brewing Company, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent.

     Exhibit 10.17*-- Coors Brewing Company 2002 Coors Incentive Plan.

     Exhibit 21    -- Subsidiaries of the Registrant.

     Exhibit 23    -- Consent of Independent Accountants.

*Represents a management contract.


(b)  Reports on Form 8-K

A current report on Form 8-K dated December 24, 2001, was filed to announce that we had executed a letter of intent with Interbrew S.A. for the purchase of the Carling Brewers' portion of the Bass Brewers business.

A current report on Form 8-K dated February 2, 2002, was filed announcing the close of the acquisition of the Carling Brewers' business.

(c)  Other Exhibits

None.

(d)  Other Financial Statement Schedules

None.

EXHIBIT 21

ADOLPH COORS COMPANY AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT



The following table lists our significant subsidiaries and the respective jurisdictions of their organization or incorporation as of December 30, 2001. All subsidiaries are included in our consolidated financial statements.

                                                      State/country of
                                                      organization or
                Name                                  incorporation
Coors Brewing Company                                 Colorado
   Coors Distributing Company                         Colorado
   Coors Worldwide, Inc.                              Colorado
      Coors International Market Development, LLLP    Colorado
   Coors Japan Company, Ltd.                          Japan
Coors Canada, Inc.                                    Canada


EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-35035, 33-40730, 33-59979, 333-45869 and
333-38378) of Adolph Coors Company of our report dated February 6, 2002, relating to the consolidated financial statements which appear in this Annual Report on Form 10-K.

We also consent to the incorporation by reference of our report dated February 6, 2002, relating to the financial statement schedule, which appears in this Form 10-K.








PricewaterhouseCoopers LLP

Denver, Colorado
March 29, 2002


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADOLPH COORS COMPANY


By  /s/ William K. Coors

       William K. Coors
       Chairman and Director

By  /s/ Peter H. Coors

       Peter H. Coors
       President and Director
       (Principal Executive Officer)

By  /s/ Timothy V. Wolf

       Timothy V. Wolf
       Vice President and
       Chief Financial Officer
       (Principal Financial Officer)
       (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ W. Leo Kiely III                   By  /s/ Franklin W. Hobbs


       W. Leo Kiely III                           Franklin W. Hobbs
       Vice President and                         Director
       Director

By  /s/ Pamela H. Patsley                  By  /s/ Wayne R. Sanders


       Pamela H. Patsley                          Wayne R. Sanders
       Director                                   Director

By  /s/ Albert C. Yates


       Albert C. Yates
       Director

March 28, 2002