Form 10-Q
period 2002-03-31
COORS ADOLPH CO
filed 2002-05-15
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter ended March 31, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2002:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 34,814,512 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Item 1. Financial Statement (Unaudited)                           Page(s)

          Condensed Consolidated Statements of Income for
            the periods ended March 31, 2002 and April 1, 2001      3

          Condensed Consolidated Balance Sheets at March 31,
            2002 and December 30, 2001                              4-5

          Condensed Consolidated Statements of Cash Flows for
            the periods ended March 31, 2002 and April 1, 2001       6

          Notes to Condensed Consolidated Financial Statements      7-19

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       20-31

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                               31-33

Part II. Other Information

Item 1. Legal                                                       34

Item 4. Submission of Matter to a Vote of Security Holders          34

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits                                                34

       (b)  Reports on Form 8-K                                     34



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                                                  Thirteen weeks ended
                                                   March 31,       April 1,
                                                       2002           2001

Sales - domestic and international                $ 937,756      $ 637,828
Beer excise taxes                                  (198,434)       (94,128)

Net sales                                           739,322        543,700

Cost of goods sold                                 (475,844)      (351,153)

  Gross profit                                      263,478        192,547

Marketing, general and administrative expenses     (215,414)      (169,958)
Special charge                                       (2,876)            --

  Operating income                                   45,188         22,589

Interest income                                       4,764          4,612
Interest expense                                     (9,913)          (811)
Other income                                          4,927          3,172

  Income before income taxes                         44,966         29,562

Income tax expense                                  (17,763)       (11,234)

  Net income                                      $  27,203      $  18,328


Net income per common share - basic               $    0.76      $    0.49
Net income per common share - diluted             $    0.75      $    0.49


Weighted average number of outstanding
  common shares - basic                              35,973         37,203
Weighted average number of outstanding
  common shares - diluted                            36,270         37,688

Cash dividends declared and paid per
  common share                                    $   0.205      $   0.185


See notes to unaudited condensed consolidated financial statements.



                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                  March 31,   December 30,
                                                      2002           2001
                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $  177,402     $   77,133
  Short-term marketable securities                      --        232,572
  Accounts receivable, net                         427,132         94,985
  Notes receivable, net                             80,442         13,747

  Inventories:
    Finished                                        98,125         32,438
    In process                                      35,724         23,363
    Raw materials                                   70,828         41,534
    Packaging materials                             13,604         17,788

  Total inventories                                218,281        115,123

  Other current assets                              92,373         72,969

    Total current assets                           995,630        606,529

Properties, at cost and net                      1,281,507        869,710

Goodwill                                           572,945          6,955
Other intangibles, net                             503,072         79,334
Investments in joint ventures                      192,860         94,785
Other assets                                       396,152         82,379

    Total assets                                $3,942,166     $1,739,692

                                                                  (Continued)

See notes to unaudited condensed consolidated financial statements.


                       ADOLPH COORS COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share information)

                                                  March 31,   December 30,
                                                      2002           2001
                                                (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                              $  276,622     $  222,493
  Accrued salaries and vacations                    58,593         56,767
  Taxes, other than income taxes                   125,649         31,271
  Accrued expenses and other liabilities           382,925        122,014
  Current portion of long-term debt                110,000         85,000

      Total current liabilities                    953,789        517,545

Long-term debt                                   1,554,656         20,000

Deferred tax liability                             233,841         61,635

Other long-term liabilities                        224,339        189,200

      Total liabilities                          2,966,625        788,380

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, no par value
    (authorized: 25,000,000 shares; issued: none)       --             --

    Class A common stock, voting, no par value
    (authorized and issued: 1,260,000 shares)        1,260          1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    200,000,000 shares; issued: 34,779,697 in
    2002 and 36,048,008 in 2001)                     8,281          8,259

      Total capital stock                            9,541          9,519

  Paid-in capital                                    5,646             --
  Unvested restricted stock                           (738)          (597)
  Retained earnings                                974,212        954,981
  Accumulated other comprehensive loss             (13,120)       (12,591)

      Total shareholders' equity                   975,541        951,312

Total liabilities and shareholders' equity      $3,942,166     $1,739,692

                                                                (Concluded)

See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                  Thirteen weeks ended
                                                   March 31,      April 1,
                                                       2002          2001
Cash flows from operating activities:
  Net income                                     $   27,203      $ 18,328
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in net earnings of joint ventures       (9,691)       (9,226)
      Distributions from joint ventures              10,660         7,241
      Depreciation, depletion and amortization       44,710        30,522
      Gains on sales of securities                   (4,003)       (2,954)
      Deferred income taxes                           3,196          (122)
  Change in operating assets and liabilities        (99,334)      (59,122)

       Net cash used in operating activities       (27,259)      (15,333)

Cash flows from investing activities:
  Purchases of securities                                --      (130,968)
  Sales and maturities of securities                232,758       179,135
  Additions to properties and intangible assets     (44,981)      (30,752)
  Acquisition of Coors Brewers Limited, net of
    cash acquired                                (1,588,348)           --
  Investment in Molson USA, LLC                          --       (65,000)
  Other                                               3,100         3,106

       Net cash used in investing activities     (1,397,471)      (44,479)

Cash flows from financing activities:
  Issuances of stock under stock plans                3,346         9,212
  Purchases of stock                                     --        (6,055)
  Dividends paid                                     (7,374)       (6,893)
  Proceeds from long-term debt                    1,553,000            --
  Payments on short-term debt                        (5,000)           --
  Overdraft balances                                (14,058)      (17,245)
  Other                                                  --         3,285

       Net cash provided by (used in) financing
         activities                               1,529,914       (17,696)

Cash and cash equivalents:
  Net increase (decrease) in cash and cash
    equivalents                                     105,184       (77,508)
  Effect of exchange rate changes on
    cash and cash equivalents                        (4,915)         (288)
  Balance at beginning of year                       77,133       119,761

  Balance at end of quarter                      $  177,402      $ 41,965

See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2002

1. BUSINESS

We are the third-largest producer of beer in the United States based on volume and revenues. Following our acquisition of the majority of the former Bass Brewers business and other assets from Interbrew in February 2002, which we now collectively call Coors Brewers Limited, we are the eighth largest brewer in the world based on volume. Including Coors Brewers Limited, the number-two brewer in the United Kingdom based on volume, we produce in excess of 32 million barrels of beer and other beverages per year. Since our founding in 1873, we have been committed to producing the highest quality beers and other beverages.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements - In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, and certain other adjustments as discussed in Note 5, Change in Accounting Principle, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2001. Also, these financial statements should be read in conjunction with the financial statements of our acquired business and the pro forma financial information included in our Form 8-K/A filed with the Securities and Exchange Commission on April 18, 2002. The results of operations for the thirteen weeks ended March 31, 2002, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The results of Coors Brewers Limited operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

Significant non-cash transactions - During the first thirteen weeks of 2002 and 2001, we issued restricted common stock under our management incentive program. The non-cash impact of these issuances, net of forfeitures and tax withholding, was $0.2 million and $1.2 million, respectively. Also during the first quarter of 2002 and 2001, equity was increased by the tax benefit on the exercise of stock options under our stock plans of $0.3 million and $4.1, respectively.

Recent accounting pronouncements - On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. Our adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our operating results or financial position.

Reclassifications - Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3. COORS BREWERS LIMITED ACQUISITION

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. and paid off certain intercompany loan balances with Interbrew, for a total purchase price of 1.2 billion British pounds sterling (approximately $1.7 billion), plus associated fees and expenses. The purchase price is still subject to adjustment based on the value of working capital, certain intercompany trade balances and undistributed earnings from joint ventures as of the acquisition date. This acquisition resulted in us obtaining the United Kingdom (U.K.) based Carling business. The Carling Brewers business, renamed Coors Brewers Limited, includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's brand beers; the U.K. distribution rights to Grolsch (via a joint venture with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the U.K.; and a 49.9% interest in the distribution logistics provider, Tradeteam. Coors Brewers Limited is the second-largest brewer in the U.K., and Carling lager is the best-selling beer brand in the U.K. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of Coors Brewers Limited creates a broader, more diversified company in a consolidating global beer market.

As noted in Note 2, Significant Accounting Policies, the results of Coors Brewers Limited operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing the tax and financing structure. We are also evaluating the pension plan actuarial valuation and certain restructuring plans of the acquired business. Accordingly, the allocation of the purchase price is subject to change. Also, as noted above, the purchase price is subject to further adjustments, which have not yet been finalized. These adjustments will result in further change to the purchase price allocation.

                                           As of February 2, 2002
                                               (In millions)

     Current assets                                 $      546
     Property, plant and equipment                         445
     Other assets                                          415
     Intangible assets                                     415
     Goodwill                                              562
       Total assets acquired                             2,383
     Current liabilities                                  (428)
     Non-current liabilities                              (238)
       Total liabilities assumed                          (666)
         Net assets acquired                        $    1,717


Of the $415 million of acquired intangible assets, approximately $389 million has been assigned to brand names and distribution rights. The remaining $26 million was assigned to patents and technology and distribution channels. Approximately $284 million of the $389 million brand name and distribution rights value has been determined to have an indefinite life and accordingly will not be amortized. The remaining $105 million brand name and distribution right value will be amortized over a weighted average useful life of approximately 11.6 years. The $26 million value for patents and technology and distribution channels will be amortized over a weighted average useful life of approximately 8.4 years.

The $562 million of goodwill was assigned to the Europe and Americas segments in the amounts of approximately $396 million and $166 million, respectively. It is currently expected that none of the goodwill will be deductible for tax purposes, but as noted above we are in the process of finalizing the tax structure.

In March 2002, we announced plans to close our Cape Hill brewery and Alloa malting facility. A majority of the production at the Cape Hill brewery relates to brands that were retained by Interbrew. The production at the Alloa malting facility will be moved to one of the other existing malting facilities. The alternative use value for these sites, and the associated exit costs, have been reflected in the purchase price allocation above.

The following unaudited, pro forma information shows the results of our operations for the three months ended March 31, 2002, and April 1, 2001, as if the business combination with Coors Brewers Limited and us had occurred at the beginning of each period. These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands, except per share data).

                                                     Three months ended
                                                    March 31,     April 1,
                                                        2002         2001

Net Sales                                          $ 823,184    $ 805,636
Pretax income                                      $  40,160    $   9,546
Net income                                         $  24,296    $   5,775
Net income per common share:
  Basic                                            $    0.68    $    0.16
  Diluted                                          $    0.67    $    0.15

We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of combined debt as described below at the prevailing exchange rate:
                                               Facility
                                               Currency          Balance
 Term                                        Denomination     (In millions)
5 year   Amortizing term loan                    USD             $   478
5 year   Amortizing term loan (228 million
           British pounds sterling)              GBP                 322
9 month  Bridge facility (see Note 10,
           Subsequent Event)                     USD                 750
                                                                 $ 1,550

In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9 million and $500,000, respectively. These fees will be amortized over the respective terms of the borrowings. On May 7, 2002, we repaid our nine month bridge facility through the issuance of long-term financing and used additional proceeds from that issuance to repay a portion of our term loans (See Note 10, Subsequent Event).

Amounts outstanding under our term loan bear, and under our bridge facility prior to repayment bore, interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate rate, in each case plus an additional margin. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable in the time period corresponding to the selected LIBOR.


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

4. BUSINESS SEGMENTS

Prior to our acquisition of Coors Brewers Limited, we reported results of operations in one segment. We now categorize our operations into the two geographical regions: the Americas and Europe. These segments are managed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products. We also now categorize certain of our activities as our Corporate segment, which we describe below.

The Americas malt beverage segment primarily consists of our production, marketing, and sale of the Coors family of brands in the U.S. and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson, Inc. and the sale of Molson products in the U.S. that is conducted through a joint venture investment with Molson, Inc. The Americas segment also includes the small amount of Coors products that are sold outside of the U.S. and its possessions, excluding Europe.

The Europe segment consists of our production and sale of the Coors Brewers Limited brands throughout the world, our joint venture arrangement in the U.K. Grolsch business, and our joint venture arrangement for the distribution of products throughout the U.K. It also includes the sale of Coors Light in the U.K. and the Republic of Ireland.

The Corporate segment currently includes interest and certain corporate costs in both the U.S. and the U.K. The large majority of these corporate costs relate to certain finance costs and other administrative costs.

No single customer accounted for more than 10% of our sales.

Summarized financial information concerning our reportable segments is shown in the following table:

                               Americas     Europe   Corporate     Total
                                             (In thousands)
3/31/2002
Gross sales                   $  636,969  $  300,787  $     --  $  937,756
Excise taxes                     (91,993)   (106,441)       --    (198,434)
Net sales                        544,976     194,346        --     739,322
Cost of goods sold              (343,332)   (132,512)       --    (475,844)
Marketing, general and
  administrative                (162,241)    (53,173)       --    (215,414)
Special charges                     (804)         --    (2,072)     (2,876)
Operating income (loss)           38,599       8,661    (2,072)     45,188
Interest income                       --       2,420     2,344       4,764
Interest expense                      --          --    (9,913)     (9,913)
Other (expense) income - net        (149)      1,878     3,198       4,927
Earnings (loss) before income
  taxes                       $   38,450  $   12,959  $ (6,443) $   44,966

Other financial data:
Depreciation, depletion,
  amortization                $   30,876  $   13,834  $     --  $   44,710
Capital Expenditures          $   37,328  $    7,653  $     --  $   44,981
Total Assets                  $1,728,435  $2,213,731  $     --  $3,942,166
Equity Investments            $   98,806  $   94,054  $     --  $  192,860

4/1/2001
Gross sales                   $  637,009  $      819  $     --  $  637,828
Excise taxes                     (94,125)         (3)       --     (94,128)
Net sales                        542,884         816        --     543,700
Costs of goods sold             (350,404)       (749)       --    (351,153)
Marketing, general and
  administrative                (168,645)     (1,313)       --    (169,958)
Special charges                       --          --        --          --
Operating income                  23,835      (1,246)       --      22,589
Interest income                       --          --     4,612       4,612
Interest expense                      --          --      (811)       (811)
Other income - net                   218          --     2,954       3,172
Earnings before income taxes  $   24,053  $   (1,246) $  6,755  $   29,562

Other financial data:
Depreciation, depletion,
  amortization                $   30,501  $      21   $     --  $   30,522
Capital Expenditures          $   30,752  $      --   $     --  $   30,752
Total Assets                  $1,719,448  $  20,244   $     --  $1,739,692
Equity Investments            $   94,785  $      --   $     --  $   94,785



The following table represents sales by geographic segment:

                                                Three months ended
                                               March 31,       April 1,
                                                   2002           2001
                                                 (In thousands)
Net sales to unaffiliated customers (1):
United States and its territories             $ 531,919      $ 529,493
United Kingdom                                  194,346            816
Other foreign countries                          13,057         13,391
  Net sales                                   $ 739,322      $ 543,700


                                               For the period ended
                                              March 31,   December 30,
                                                  2002           2001
                                                  (In thousands)
Long-lived assets (2):
United States and its territories           $1,002,213     $  955,615
United Kingdom                               1,355,039            231
Other foreign countries                            272            153
  Total long-lived assets                   $2,357,524     $  955,999

(1) Net sales attributed to geographic areas is based on the location of the customer.
(2) Long-lived assets include tangible and intangible assets physically located in foreign countries.

5. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

SFAS 142 is effective for fiscal years beginning after December 15, 2001 and accordingly we adopted the provisions of the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill totaling $69.2 million, including $62.2 million related to our U.S. joint venture investment with Molson, Inc., as of the beginning of fiscal 2002. We also ceased amortizing approximately $7.2 million of other net intangible assets that we considered to have indefinite lives. We also have $21.1 million of other intangible assets that have indefinite lives that were previously not amortized. As a result, during the three month period ended March 31, 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $0.4 million and $0.1 million, respectively, that would have been recognized had the previous standards still been in effect. The following table presents the impact of SFAS 142 on net income and net income per share had the new standard been in effect for both of the quarters ended March 31, 2002, and April 1, 2001 (in thousands, except per share amounts):

                                                     Three months ended
                                                    March 31,     April 1,
                                                        2002         2001

Reported net income                                 $ 27,203     $ 18,328
Adjustments:
  Amortization of goodwill                                --          400
  Amortization of intangible assets reclassified
    as indefinite lives:
      Distribution rights                                 --          100
  Income tax effect                                       --         (190)

  Net adjustments                                         --          310

Pro forma adjusted net income                       $ 27,203     $ 18,638

Net income per share - basic     As reported        $   0.76     $   0.49
                                 Pro forma          $   0.76     $   0.50
Net income per share - diluted   As reported        $   0.75     $   0.49
                                 Pro forma          $   0.75     $   0.49

There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. We plan to perform our required annual impairment test during the third quarter of 2002.

The following tables present details of our intangible assets (in millions):

                                   Useful             Accumulated
March 31, 2002                      life      Gross   Amortization    Net
                                   (years)
Intangible assets subject to
 amortization:
  Coors Brewers Limited:
   Brand names and distribution
    rights                          2-20     $ 105.8     $  (2.4)  $ 103.4
   Patents and technology and
    distribution channels           3-10        25.6        (0.6)     25.0
  Other                             5-34        17.1        (5.3)     11.8

Intangible assets not subject to
 amortization:
  Brand names                    Indefinite    286.3          --     286.3
  Pension                           N/A         48.3          --      48.3
  Other                          Indefinite     28.8        (0.5)     28.3

We engaged third-party business valuation appraisers to help us determine the fair value of the intangible assets in connection with our acquisition of what is now called Coors Brewers Limited. The allocation of purchase price for the Coors Brewers Limited acquisition is tentative pending finalization of our tax and financing structure. We are also evaluating the pension plan actuarial valuation and certain restructuring plans. The allocation may change following the completion of these items. Note that the amounts reflected in the table above as of March 31, 2002, have fluctuated from the original purchase price allocation at February 2, 2002, due to the change in the pound sterling exchange rate between these dates.

The estimated future amortization expense of intangible assets is as follows (in millions):

          Fiscal year         Amount
             2003             $ 17.4
             2004             $ 15.9
             2005             $ 10.9
             2006             $ 10.5
             2007             $  6.9

Amortization expense of intangible assets was $3.5 million and $0.3 million for the three months ended March 31, 2002 and April 1, 2001, respectively. The following table presents the changes in goodwill during the first three months of fiscal 2002 allocated to the reportable segments (in millions):

                                                              Balance at
                    December 31,                                March 31,
Segment                    2001    Acquired    Adjustments          2002

Americas                 $ 69.2    $  166.5         $  0.8      $  236.5
Europe                       --       395.9            2.7         398.6

The adjustments during the first three months of fiscal 2002 include $3.5 million resulting from the foreign currency exchange rate change between February 2, 2002, the date of our acquiring Coors Brewers Limited, and March 31, 2002. Goodwill includes approximately $62.2 million related to our joint venture investment in Molson, Inc.

6. SPECIAL CHARGES

In the first quarter of 2002, we recorded special charges of $2.9 million, mainly for transition expenses related to the newly acquired U.K. business, including accounting, appraisal and legal fees. In the first quarter of 2001, we recorded no special charges.


7. OTHER COMPREHENSIVE INCOME

                                                   Thirteen weeks ended
                                                    March 31,      April 1,
                                                        2002          2001
                                                       (In thousands)
Net income                                           $27,203       $18,328
Other comprehensive income (expense), net of tax:
  Foreign currency translation adjustments               117           (81)
  Unrealized (loss) gain on available-for-
   sale securities and derivative instruments         (1,293)        1,108
  Reclassification adjustment for net loss (gains)
   realized in net income on derivative instruments      533        (2,023)

Comprehensive income                                 $26,560       $17,332

8. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                               Thirteen weeks ended
                                                March 31,      April 1,
                                                    2002          2001
                                      (In thousands, except per share data)
Net income available to common shareholders      $27,203       $18,328

Weighted average shares for basic EPS             35,973        37,203
Effect of dilutive securities:
  Stock options                                      276           477
  Contingent shares not included in shares
   outstanding for basic EPS                          21             8
Weighted average shares for diluted EPS           36,270        37,688

Basic EPS                                        $  0.76       $  0.49
Diluted EPS                                      $  0.75       $  0.49


The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Stock options to purchase 1,804 shares of common stock were not included in the computation of first quarter 2002 earnings per share because the stock options' exercise prices were greater than the average market price of the common shares.


9. COMMITMENTS AND CONTINGENCIES

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

10. SUBSEQUENT EVENT

On April 25, 2002, we made a principal and interest payment of $56 million on our five year amortizing U.S. dollar term loan.

On May 7, 2002, our wholly owned subsidiary, Coors Brewing Company, completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes were sold to investors at a price of 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) which allows us to retire the notes at whole or any time at a redemption price. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the "make whole" premium on the amount of the notes being redeemed, which is intended to equal to the present value of the principal amount of the notes redeemed and interest thereon. The notes were issued with registration rights and are guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and placement fees, were approximately $839 million. The net proceeds and cash on hand were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility which we entered into in connection with our acquisition of Coors Brewers Limited and (2) repay approximately $91 million of outstanding U.S. term borrowings under our senior unsecured credit facilities.

On the same date as the private placement of debt, we entered into certain cross currency swaps totaling 530 million British pounds sterling (approximately $774 million). The swaps include an initial exchange of principal on the date of the private placement and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed British pound interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received British pounds. Upon final exchange, we will provide British pounds to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future British pound interest and principal receipts on an intercompany loan between us and our Europe subsidiary that results from changes in the U.S. dollar to British pound exchange rates.

On the same day as the settlement of our private placement offering and initial exchange of principal amounts associated with our swap transactions, we were required to settle our previously established forward sale of 530 million British pounds. The settlement of all these transactions in aggregate resulted in a foreign exchange loss of approximately $26 million, almost all of which was offset by a foreign exchange gain on our intercompany loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We acquired the Carling business in England and Wales from Interbrew S.A. on February 2, 2002. Because the acquisition was finalized in 2002, the operating results and financial position of the Carling business are not included in our first quarter 2001 results discussed below, but are included in our first quarter 2002 results from the date of acquisition. This acquisition will have a significant impact on our future operating results and financial condition. The Carling business, which was subsequently renamed Coors Brewers Limited, generated sales volume of approximately 9 million barrels in 2001. Since 1995, the business has, on average, grown its volumes by 1.9% per annum, despite an overall decline in the U.K. beer market over the same period. This acquisition was funded through cash and third-party debt. The borrowings will have a significant impact on our capitalization, interest coverage and free cash flow trends. See further discussion of this impact in the Liquidity section below.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue recognition: Revenue is recognized upon shipment of our product to distributors in the Americas segment. In the Europe segment, revenue is recognized upon shipment of our product to retailers. If we believe that our products do not meet our high quality standards, we retrieve those products and they are destroyed. Any retrieval of sold products is recognized as a reduction of sales at the value of the original sales price and is recorded at the time of the retrieval. Using historical results and production volumes, we estimate the costs that are probable of being incurred for product retrievals and record those costs in Cost of goods sold in the Consolidated Income Statements each period.

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

Contingencies, environmental and litigation reserves: When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

Goodwill and intangible asset valuation: In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 141 was effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

Trade loans: Coors Brewers Limited extends loans to retail outlets that sell our brands. These loans typically provide for a very low or zero interest rate. In return, the retail outlets receive fewer discounts on beer purchased from us, with the net result being Coors Brewers Limited attaining a market return on the outstanding loan balance. Under U.K. GAAP, the price paid for beer remains in margin, and there is no imputed interest income included on the books for the outstanding loan balance.

In order to comply with U.S. GAAP, we have reclassified a portion of the beer revenue into interest income. In the first quarter of 2002, this amount was $2.4 million.

There is no difference in the net income reported under U.K. or U.S. GAAP related to this reclassification, and we have determined that this interest income will continue to be reflected in the European segment since it is so closely related to the European business, even though all other interest income and expense is reflected in the Corporate segment.

Consolidated Results of Operations

                                               Thirteen weeks ended
                                                March 31,          April 1,
                                                    2002              2001
                                        (In thousands, except percentages)
                                                   (Unaudited)

Net Sales                                $ 739,322  100%   $ 543,700  100%
Cost of goods sold                        (475,844)  64%    (351,153)  65%

Gross profit                               263,478   36%     192,547   35%

Other operating expenses:
Marketing, general and administrative
  expenses                                (215,414)  29%    (169,958)  31%
Special charges                             (2,876)   --          --    --

Operating income                            45,188    6%      22,589    4%

Interest income - net                        4,764    1%       4,612    1%
Interest expense - net                      (9,913)   2%        (811)   --
Other income - net                           4,927    1%       3,172    1%

Income before taxes                         44,966    6%      29,562    5%

Income tax expense                         (17,763)   2%     (11,234)   2%

Net income                               $  27,203    4%   $  18,328    3%


Sales and volume - Net sales increased $195.6 million, or 36.0%, in the first quarter of 2002 compared to the same period last year. The $195.6 million increase in the first quarter 2002 net sales of $739.3 million compared to the first quarter 2001 net sales of $543.7 million was due to the acquisition of the Carling business portion of Bass Brewers on February 2, 2002, which is now called Coors Brewers Limited and is included in the Europe segment. We sold 6,410,000 barrels of malt beverages in the first quarter of 2002 versus 5,112,000 barrels in the first quarter of 2001. The increase in unit volume was also attributable to the acquisition of Coors Brewers Limited. During the first quarter of 2002, there was a continued mix shift away from some of our higher-net-revenue products and geographies. The increase in volume and modest domestic price increases taken during the quarter were partially offset by the sale of three company-owned distributorships last year and continued negative mix.

Cost of goods sold - Cost of goods sold was $475.8 million for the first quarter of 2002 compared to $351.2 million for the same period last year. Cost of goods sold was 64.4% of net sales for the first quarter 2002 compared to 64.6% for the same periods in 2001. On a per barrel basis, cost of goods sold increased 8.1% in the first quarter of 2002 versus 2001. This increase was due to the acquisition of Coors Brewers Limited, which has higher cost-per-barrel products than our pre-existing business, partially offset by the sale of three company-owned distributorships last year and modestly lower packaging and raw material costs. Other factors contributing to the increase in the first quarter cost of goods per barrel include higher labor and capacity costs.

Marketing, general and administrative expenses - Marketing, general and administrative expenses of $215.4 million in the first quarter of 2002 increased $45.5 million, or 26.7%, compared to the same period last year. The increase was due to the acquisition of Coors Brewers Limited, partially offset by the sale of three company-owned distributorships and some one-time reductions in overhead expense versus prior year.

Special charges - In the first quarter of 2002, we recorded special charges of $2.9 million, mainly for transition expenses related to the newly acquired U.K. business, including accounting, appraisal and legal fees. In the first quarter of 2001, we recorded no special charges.

Operating income - As a result of the factors noted above, operating income, including special charges, was $45.2 million for the first quarter of 2002, double the $22.6 million reported in the first quarter of 2001. Excluding special charges, operating income increased 112.8% to $48.1 million in the first quarter of 2002 compared to $22.6 million in the first quarter of 2001.

Interest income - Interest income of $4.8 million in the first quarter of 2002 increased $0.2 million over the same period last year, due to trade loan interest in the U.K., partially offset by less interest income on cash and marketable securities.

Interest expense - Interest expense of $9.9 million in the first quarter of 2002 increased $9.1 million over the prior year, due to increased debt in the current year associated with the acquisition of Coors Brewers Limited.

Other income - net - Net other income of $4.9 million in the first quarter of 2002 increased $1.8 million, or 55.3%, over the same period last year. Contributing to the increase are gains of $4.0 million recognized on the sale of marketable securities during the quarter, as compared to gains of $3.0 million recognized in the prior year.

Consolidated effective tax rate - Our first quarter 2002 effective tax rate, both including and excluding special charges, was 39.5%, up from 38.0% for the first quarter of 2001 mainly because of lower tax-exempt interest income. We sold all our tax-exempt marketable securities at the beginning of 2002 to help fund the Coors Brewers Limited acquisition, thereby increasing the portion of our income that is taxable.

Net income - Net income for the first quarter of 2002 was $27.2 million, or $0.76 per basic share ($0.75 per diluted share), compared to $18.3 million, or $0.49 per basic and diluted share, for the first quarter of 2001. Excluding special items, after-tax earnings were $28.9 million, or $0.80 per basic and diluted share, in the first quarter of 2002, up 57.9% from after-tax earnings of $18.3 million, or $0.49 per basic and diluted share, in the first quarter of 2001.

The Americas Segment

The Americas segment achieved net sales of $545.0 million, a 0.4% increase from a year earlier. First quarter 2002 sales volume totaled 5,130,000 barrels, a 0.5% increase from the first quarter of 2001. The increase in net sales was primarily attributable to slightly higher volume, modest domestic price increases, lower price promotion, and lower excise taxes, partially offset by the sale of three company-owned distributorships in 2001 and continued mix shift away from our higher-net-revenue products and geographies. Lower excise taxes were the result of sales mix shifts away from geographic areas with high excise taxes.

Cost of goods sold for the Americas segment decreased 2.0% to $343.3 million during the first quarter of 2002 compared to $350.4 million in 2001. Cost of goods per barrel decreased 2.5% in the first quarter primarily due to the sale of company-owned distributorships last year and reduced operations costs from our efficiency initiatives, along with modestly lower packaging and raw materials costs in the first quarter of 2002, partially offset by higher labor and capacity costs.

The Americas marketing, general and administrative expense decreased $6.4 million, or 3.8%, to $162.2 million in the first quarter 2002 as compared to a year ago. The sale of company-owned distributorships last year and certain one-time reductions in overhead expense versus the first quarter of 2001 contributed to this decline. Advertising and sales promotion expense increased slightly in the first quarter of 2002.

The Americas segment incurred a special charge of $0.8 million in the first quarter primarily related to the dissolution of our former can and end joint venture.

As a result of the factors noted above, the Americas operating income was $38.6 million during first quarter of 2002, representing a $14.8 million, or 61.9%, increase from $23.8 million in the first quarter a year ago.

Other income - net for the Americas was expense of $0.1 million in the first quarter of 2002, a decrease of $0.3 million from income a year ago due primarily to a decrease in royalty income.


The Europe Segment

We acquired the Coors Brewers Limited business on February 2, 2002, and began reporting results of our new business in a new operating segment:
Europe. The Coors Brewers Limited business represents nearly all of our new Europe segment. As we did not own Coors Brewers Limited prior to February 2, 2002, we did not report historical financial results relative to this business. Accordingly, the historical Europe results include only our pre-acquisition European operation. Our discussion on the results of operations for the Europe segment has been condensed for these purposes, as comparative results are generally not meaningful.

The Europe segment achieved net sales $194.3 million in the first quarter of 2002. First quarter 2002 sales volume of owned and licensed beverage brands totaled 1,300,000 barrels. Cost of goods sold was $132.5 million for the quarter, or 68.2% of net sales.

Marketing, general and administrative expense was $53.2, or 27.4% of Europe net sales.

The Europe segment recognized $2.4 million of interest income associated with trade loans to retail outlets.

The Europe segment recognized $1.9 million of other income primarily related to gains on securities, royalties and other miscellaneous revenues partially offset by acquisition and integration costs not capitalizable.

The Europe segment contributed $13.0 million to consolidated earnings before income taxes, or 28.8% of consolidated pretax income.
..
The Corporate Segment

The Corporate segment includes interest and certain corporate office costs in both the Americas and Europe. The majority of these corporate costs relate to interest expense, certain legal and finance costs and other miscellaneous expenses not attributable to the Americas or Europe operating segments.

Special charges of $2.1 million were recognized during the first quarter of 2002 for transition expenses related to the U.K. business, including accounting, appraisal and legal fees. No special charges were recognized in the first quarter of 2001.

Interest income of $2.3 million during the first quarter 2002 represents a $2.3 million decrease from a year ago because we sold the majority of our marketable securities.

Interest expense of $9.9 million during the first quarter 2002 represents a $9.1 million increase from a year ago. The increase in the first quarter of 2002 was the result of increased debt associated with the acquisition of Coors Brewers Limited.

Other income of $3.2 million during the first quarter of 2002 represents a $0.2 million increase as compared to 2001. This increase is primarily due to an increase in gains on the sale of securities partially offset by a loss on foreign currency contracts and bank fees associated with the Coors Brewers Limited acquisition.

Liquidity and Capital Resources

Liquidity - Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 31, 2002, we had working capital of $41.8 million compared to working capital of $89.0 million at December 30, 2001. Cash and short-term and long-term securities totaled $177.4 million at March 31, 2002, compared to $309.7 million at December 30, 2001. The significant decrease in working capital was due to a decrease in marketable securities of $232.6 and an increase in short-term debt of $25.0 million. Our cash and short-term and long-term securities balances also decreased due to the sale of marketable securities in the first quarter of 2002. A portion of the cash provided by the sale of marketable securities was used to fund our acquisition of Coors Brewers Limited. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

Operating activities - Net cash used in operating activities of $27.3 million for the thirteen weeks ended March 31, 2002, increased $12.0 million compared to net cash used in operating activities of $15.3 million for the same period last year. The change in cash flows from operating activities was primarily attributable to an increase in net income and accounts receivable partially offset by a decrease in accounts payable and an increase in the adjustment to reconcile net income to net cash used in operating activities. The increase in the adjustment to reconcile net income was primarily due to an increase in depreciation, depletion and amortization.

Investing activities - Net cash used in investing activities was $1.4 billion compared to $44.5 million in the same period last year. Cash used in the current year includes the $1.6 billion payment, net of cash acquired, made to acquire Coors Brewers Limited and includes year-to-date capital expenditures of $45.0 million, which includes an increase in intangible assets. Although these significant cash outlays occurred in 2002, excluding our $1.6 billion payment, net of cash acquired, to acquire Coors Brewers Limited and our $65 million payment made in January, 2001, for our 49.9% interest in Molson USA, LLC, total cash provided by investing activities increased $170.4 million compared to the same period last year, due to more proceeds from sales of marketable securities in 2002 and less cash used to purchase marketable securities. In 2002, our net cash proceeds from marketable securities activity was $232.8 million compared to $179.1 million last year. In 2002, we sold all of our marketable securities. Also, we did not purchase any new marketable securities in the first quarter of 2002 compared to purchases of $131.0 million in the first quarter of 2001.

Financing activities - Net cash provided by financing activities was $1.5 billion for the thirteen weeks ended March 31, 2002, compared to net cash used in financing activities of $17.7 million for the same period last year. The increase in cash provided by financing activities was due to our issuance of debt in the first quarter of 2002 to fund our acquisition of Coors Brewers Limited.

Debt Obligations

Effective January 1, 2002, we became an equal member with Ball Corporation
(Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC). RMMC has planned capital improvements of approximately $50.0 million over the first three years of its operations. These improvements will be funded with third-party financing. RMMC has currently financed approximately $20.0 million of improvements. This debt is secured by the joint venture's various supply and access agreements with no recourse to either us or Ball. This debt is not included in our financial statements.

Contractual Obligations and Commercial Commitments

Contractual cash obligations:

                                      Payments due by period
                                  Less than      1-3      4-5     After
                            Total  1 year       years    years  5 years
                                           (in thousands)
Long term debt        $1,664,656  $110,000   $301,281 $443,143 $810,233
Capital lease
  obligations              9,377     4,298      5,079       --       --
Operating leases          80,584    10,394     24,823   17,523   27,844
Other long term
  obligations (1)      1,359,457   673,899    484,163  184,895   16,500
    Total obligations $3,114,074  $798,591   $815,346 $645,561 $854,577


Other commercial commitments:

                            Amount of commitment expiration per period
                       Total amounts  Less than    1-3       4-5      After
                        committed      1 year    years     years    5 years
                                          (in thousands)
Standby letters of
  credit                    $ 5,751    $ 5,336     415        --         --
Guarantees                    3,038      3,038      --        --         --
    Total commercial
      commitments           $ 8,789    $ 8,374   $ 415     $  --    $    --


(1) The amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising and promotions.


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

Our actual results for future periods could differ materially from the opinions and statements expressed with respect to future periods. In particular, our future results could be affected by factors related to our acquisition of the Coors Brewers Limited business in the U.K., including integration problems, unanticipated liabilities and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors.

To improve our financial performance, we must grow premium beverage volume, achieve modest price increases for our products and control costs. These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 30, 2001 report on Form 10-K. The most important factors that could influence the achievement of these goals and cause actual results to differ materially from those expressed in the forward looking statements, include, but are not limited to, the following:

-- We have a substantial amount of indebtedness.

-- Our ability to successfully integrate the Coors Brewers Limited business and to implement our business strategy with respect to the Coors Brewers Limited business could have a material adverse effect on our financial results.

-- Loss of the Coors Brewers Limited management team could negatively impact our ability to successfully operate the U.K. business.

-- Our success depends largely on the success of one product in the U.S. and in the U.K. the failure of which would materially adversely affect our financial results.

-- Because our primary production facility in the U.S. and the Coors Brewers Limited production facilities in the U.K. are each located at a single site, we are more vulnerable than our competitors to transportation disruptions and natural disasters.

-- We are significantly smaller than our two primary competitors in the U.S., and we are more vulnerable than our competitors to cost and price fluctuations.

-- We are vulnerable to the pricing actions of our primary competitors, which are beyond our control.

-- If any of our suppliers are unable or unwilling to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

-- The government may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

-- If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

-- Any significant shift in packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand.

-- We depend on independent distributors to sell our products and we cannot provide any assurance that these distributors will effectively sell our products.

-- Because our sales volume is more concentrated in a few geographic areas in the U.S., any loss of market share in the states where we are concentrated would have a material adverse effect on our results of operations.

-- We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

-- Consolidation of pubs and growth in the size of pub chains in the U.K. could result in less bargaining strength on pricing.

-- We may experience labor disruptions in the U.K.

Outlook for 2002

With the acquisition of the Carling business, subsequently renamed Coors Brewers Limited, early in 2002, we anticipate that net sales; cost of goods sold; marketing, general & administrative expense; operating income; and interest expense will increase substantially. The following outlook discussion will focus primarily on performance factors related to our Americas business segment and, where appropriate, our Europe segment.

First quarter net sales benefited from modest U.S. pricing, partially offset by a sales mix shift away from higher-net-revenue products domestically and internationally. We remain cautiously optimistic that these favorable pricing trends will continue through the balance of the year. The net sales impact in the first quarter of 2002 related to the sale of three company-owned distributorships during 2001 is likely to continue until early in the fourth quarter of 2002. We grew volume in the Americas slightly in the first quarter but we are encouraged by new brand-building initiatives led by new marketing, including our new sponsorship deal that makes Coors Light the Official Beer of the National Football League.

Meanwhile, our Europe business is off to a solid start in 2002. The Easter holiday shift to the first quarter will most likely depress second quarter sales for this segment. The current outlook is for stable to slightly improving costs per barrel in Europe. Although the U.K. market is very competitive, we believe that the pricing environment is stable. We will continue to monitor promotional discounting, value-pack activity and volume shifts between the off-trade and on-trade channels.

We currently expect full-year Americas cost of goods sold per barrel to be down compared to last year primarily because of the impact of selling company-owned U.S. distributorships during 2001. We also expect to lower cost of goods sold in the Americas due to continued operating efficiencies. Other factors we expect to see contribute to lower cost of goods sold in the Americas include slightly lower costs for cans, paper packaging and agricultural commodities, partially offset by modestly higher glass bottle costs. Fuel costs are difficult to project, and significant changes in oil or natural gas prices could alter our cost outlook. Our outlook could also change because cost of goods sold per barrel is dependant on actual sales volume and the related volume leverage that we are able to achieve.

Full-year marketing, general and administrative expenses for the Americas are expected to be in the range of or higher than last year. During the first quarter 2002, we signed a sponsorship agreement with the National Football League, the cost of which we expect to cover within our existing financial plan by shifting funds from other strategies. We continue to review our marketing and sales opportunities and will continue to invest aggressively behind our brands and sales efforts.

Consolidated 2002 interest income is likely to be consistent with 2001 due to lower balances of cash and marketable securities, partially offset by U.K. trade-loan interest income.

Interest expense will increase significantly in 2002 as a result of new debt issued to finance our acquisition of the Carling business.

Our tax rate for the rest of 2002 is not expected to be significantly different from the rate applied to income during the first quarter of the year. However, tax planning and the level and mix of pretax income for 2002 could affect the actual rate for the year.

Our Europe business usually posts a loss in January after a big holiday period. As a result, pretax profit for the eight weeks, beginning February 2, 2002, that we owned Coors Brewers Limited in the first quarter was higher than it would have been if we had owned this business for the full quarter. Also, our pretax results benefited from the timing of the key Easter holiday, which was in the first quarter this year versus the second quarter last year. The effect of excluding January losses and shifting the Easter holiday volume into the first quarter of 2002 combined to more than double the normal pretax profit for this business in its smallest profit quarter of the year. The first quarter historically represents approximately five percent of the business' annual income. Conversely, we expect this Easter holiday shift will negatively impact our second quarter Europe results.

We expect full-year 2002 capital expenditures (excluding capital improvements for our existing joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $215 to $235 million, excluding approximately $5 million of capitalized interest. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

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

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the underlying rates and prices. To achieve this objective, we primarily enter into forward contracts, options and swap agreements the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the Canadian dollar (CAD), the Japanese yen (YEN) and the British pound (GBP).

Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. Additionally, some counterparty fair-value positions favorable to us and in excess of certain thresholds are collateralized with cash, U.S. Treasury securities or letters of credit. In some instances we have reciprocal collateralization responsibilities for fair value positions unfavorable to us and in excess of certain thresholds. At March 31, 2002, we had zero counterparty collateral and had none outstanding.

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. We also paid off certain intercompany loan balances with Interbrew for a total purchase price of 1.2 billion British pounds sterling (approximately $1.7 billion), plus associated fees and expenses and a restructuring provision. This business was subsequently renamed Coors Brewers Limited. As part of our strategy to limit the possible effects of foreign exchange on our acquisition of Coors Brewers Limited and the subsequent financial structure implemented for the acquisition, we evaluated and entered into a number of derivative instruments. In December 2001, we entered into a commitment with lenders for the financing of the acquisition of certain Coors Brewers Limited assets. Embedded in the commitment letter was a foreign currency option, purchased by us, which limited our maximum amount of U.S. dollars required to fund the acquisition. At the time our bid was accepted we entered into a foreign currency forward sale agreement to fix the British pound value of some of our cash on hand that was used to fund the acquisition. The option in the loan commitment expired on February 11, 2002, and the foreign currency forward sale settled on January 12, 2002. These two transactions resulted in a combined loss and amortization expense of $1.2 million realized during the first quarter of 2002.

In connection with our acquisition of the Coors Brewers Limited business, we entered into new senior unsecured credit facilities under which we borrowed $800 million of 5 year term debt and $750 million of bridge financing. All the funds were subsequently exchanged for British pounds and used to close the transaction. In order to better match our assets and liabilities the $750 million of bridge financing was recorded as an intercompany loan of 530 million British pounds.

Upon establishing the intercompany loan, we entered into a forward sale agreement for 530 million British pounds. The forward sale agreement was entered into in order to hedge the effect of fluctuations in the British pound exchange rates on the remeasurement of the intercompany loan. The forward sale agreement expired on May 7, 2002. The change in fair value of the forward sale was completely offset by increases or decreases in the value of the intercompany loan. (See Note 10, Subsequent Event, in the consolidated financial statements)

Because the underlying financing associated with the intercompany loan was short-term in nature (the bridge loan), and because our forward sale agreements established as hedges of the intercompany loan expired on May 7, 2002, we were exposed to fluctuations of the British pound exchange rate on our cash requirement to settle the forwards and repay the bridge loan. Therefore, on February 2, 2002, we paid approximately $1.7 million for a 530 million British pound call option with a strike rate of 1.48 U.S. dollars to British pounds. This option expired May 7, 2002. This option limited the maximum amount of U.S. dollars required to settle our forward sale agreement and repay our bridge loan obligations. The cash needed for these transactions was satisfied by our private placement of $850 million Senior notes, due 2012 (See Note 10, Subsequent Event, in the consolidated financial statements) and cash on hand. Amortization expense of approximately $1.7 million related to the call option was recognized in the first quarter of 2002.

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

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

                                           As of              As of
Estimated fair value volatility       March 31, 2002    December 30, 2001
                                                 (In millions)
Foreign currency risk:
  forwards, options                        $(30.9)           $ (22.2)
Interest rate risk:  debt                  $ (0.4)           $  (0.4)
Commodity price risk:  swaps               $(11.5)           $ (12.2)



PART II. OTHER INFORMATION

Item 1. Legal

We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 Indenture dated as of May 7, 2002 to Indenture among Coors
Brewing Company, Issuer, the Guarantors named Therein, and Deutcshe Bank Trust Company Americas, as Trust.

4.2 First Supplemental Indenture dated as of May 7, 2002 to
Indenture among Coors Brewing Company, Issuer, the
Guarantors named Therein, and Deutcshe Bank Trust Company
Americas, as Trustee.

10.1  Agreement between Coors Brewing Company and EDS
Information Services, LLC effective August 1, 2001 (filed pursuant to confidential treatment request).

(b) Reports on Form 8-K

On February 2, 2002, a report on Form 8-K was filed to report under Item 2 the acquisition of the Coors Brewers Limited Business. On April 18, 2002, a report on Form 8-K/A was filed to include financial statements of the acquired business and the pro forma financial information for the combined entities.


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



May 15, 2002







35