Form 10-Q
period 2002-06-30
COORS ADOLPH CO
filed 2002-08-14
CIK 24545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002

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

                                YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2002:

                     Class A Common Stock -  1,260,000 shares
                     Class B Common Stock - 34,943,265 shares

                      ADOLPH COORS COMPANY AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                          Page(s)

          Condensed Consolidated Statements of Income for
            the periods ended June 30, 2002 and July 1, 2001        3-4

          Condensed Consolidated Balance Sheets at June 30,
            2002 and December 30, 2001                              5-6

          Condensed Consolidated Statements of Cash Flows for
            the periods ended June 30, 2002 and July 1, 2001        7

          Notes to Condensed Consolidated Financial Statements      8-36

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       37-55

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                               55-59

                           PART II. OTHER INFORMATION

Item 1. Legal                                                       59

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits                                                59

       (b)  Reports on Form 8-K                                     59

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                                      -------------------------------
                                                       JUNE 30,             JULY 1,
                                                         2002                2001
                                                      -----------         -----------
Sales - domestic and international                    $ 1,339,225         $   809,729
Beer excise taxes                                        (315,256)           (117,029)
                                                      -----------         -----------

Net sales                                               1,023,969             692,700

Cost of goods sold                                       (616,220)           (424,880)
                                                      -----------         -----------

  Gross profit                                            407,749             267,820

Marketing, general and administrative expenses           (286,311)           (194,618)
Special credit (charge)                                     1,074              (1,084)
                                                      -----------         -----------

  Operating income                                        122,512              72,118

Gain on sale of distributorship                                --               2,900
Interest income                                             6,347               4,387
Interest expense                                          (19,563)               (328)
Other (expense) income                                     (2,571)              1,143
                                                      -----------         -----------

  Income before income taxes                              106,725              80,220

Income tax expense                                        (39,109)            (30,368)
                                                      -----------         -----------

  Net income                                          $    67,616         $    49,852
                                                      ===========         ===========


Net income per common share - basic                   $      1.87         $      1.34
                                                      ===========         ===========
Net income per common share - diluted                 $      1.84         $      1.33
                                                      ===========         ===========


Weighted average number of outstanding
  common shares - basic                                    36,117              37,284
                                                      ===========         ===========
Weighted average number of outstanding
  common shares - diluted                                  36,684              37,520
                                                      ===========         ===========

Cash dividends declared and paid per
  common share                                        $     0.205         $     0.205
                                                      ===========         ===========



       See notes to unaudited condensed consolidated financial statements.

                   ADOLPH COORS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               (UNAUDITED)

                                                          TWENTY-SIX WEEKS ENDED
                                                      -------------------------------
                                                        JUNE 30,            JULY 1,
                                                         2002                2001
                                                      -----------         -----------
Sales - domestic and international                    $ 2,276,981         $ 1,447,557
Beer excise taxes                                        (513,690)           (211,157)
                                                      -----------         -----------

Net sales                                               1,763,291           1,236,400

Cost of goods sold                                     (1,092,064)           (776,033)
                                                      -----------         -----------

  Gross profit                                            671,227             460,367

Marketing, general and administrative expenses           (501,725)           (364,576)
Special charge                                             (1,802)             (1,084)
                                                      -----------         -----------

  Operating income                                        167,700              94,707

Gain on sale of distributorship                                --               2,900
Interest income                                            10,608               8,999
Interest expense                                          (28,973)             (1,139)
Other income                                                2,356               4,315
                                                      -----------         -----------

  Income before income taxes                              151,691             109,782

Income tax expense                                        (56,872)            (41,602)
                                                      -----------         -----------

  Net income                                          $    94,819         $    68,180
                                                      ===========         ===========


Net income per common share - basic                   $      2.63         $      1.83
                                                      ===========         ===========
Net income per common share - diluted                 $      2.60         $      1.81
                                                      ===========         ===========


Weighted average number of outstanding
  common shares - basic                                    36,045              37,244
                                                      ===========         ===========
Weighted average number of outstanding
  common shares - diluted                                  36,477              37,604
                                                      ===========         ===========

Cash dividends declared and paid per
  common share                                        $     0.410         $     0.390
                                                      ===========         ===========



       See notes to unaudited condensed consolidated financial statements.

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           JUNE 30,        DECEMBER 30,
                                             2002              2001
                                          ----------       ------------
                                          (Unaudited)
Assets

Current assets:
  Cash and cash equivalents               $  138,106        $   77,133
  Short-term marketable securities                --           232,572
  Accounts receivable, net                   489,387            94,985
  Notes receivable, net                      101,694            13,747

  Inventories:
    Finished                                 109,404            32,438
    In process                                34,349            23,363
    Raw materials                             48,268            41,534
    Packaging materials                       12,851            17,788
                                          ----------        ----------

  Total inventories                          204,872           115,123

  Other current assets                        96,780            72,969
                                          ----------        ----------

    Total current assets                   1,030,839           606,529

Properties, at cost and net                1,321,140           869,710

Goodwill                                     621,055             6,955
Other intangibles, net                       534,395            79,334
Investments in joint ventures                201,036            94,785
Other assets                                 393,966            82,379
                                          ----------        ----------

    Total assets                          $4,102,431        $1,739,692
                                          ==========        ==========


                                                                     (Continued)

       See notes to unaudited condensed consolidated financial statements.

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          JUNE 30,           DECEMBER 30,
                                                            2002                2001
                                                         -----------         ------------
                                                         (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                       $   326,693         $   222,493
  Accrued salaries and vacations                              53,662              56,767
  Taxes, other than income taxes                             144,890              31,271
  Accrued expenses and other liabilities                     373,155             122,014
  Current portion of long-term debt                          106,708              85,000
                                                         -----------         -----------

      Total current liabilities                            1,005,108             517,545

Long-term debt                                             1,513,375              20,000

Deferred tax liability                                       231,689              61,635

Other long-term liabilities                                  267,393             189,200
                                                         -----------         -----------

      Total liabilities                                    3,017,565             788,380
                                                         -----------         -----------

Shareholders' equity:
  Capital stock:
    Preferred stock, non-voting, no par value
    (authorized: 25,000,000 shares; issued: none)                 --                  --

    Class A common stock, voting, no par value
    (authorized and issued: 1,260,000 shares)                  1,260               1,260

    Class B common stock, non-voting, no par
    value, $0.24 stated value (authorized:
    200,000,000 shares; issued: 34,935,043 in
    2002 and 36,048,008 in 2001)                               8,318               8,259
                                                         -----------         -----------

      Total capital stock                                      9,578               9,519

  Paid-in capital                                             11,392                  --
  Unvested restricted stock                                     (656)               (597)
  Retained earnings                                        1,034,407             954,981
  Accumulated other comprehensive income (loss)               30,145             (12,591)
                                                         -----------         -----------

      Total shareholders' equity                           1,084,866             951,312
                                                         -----------         -----------

Total liabilities and shareholders' equity               $ 4,102,431         $ 1,739,692
                                                         ===========         ===========


                                                                     (Concluded)

       See notes to unaudited condensed consolidated financial statements.

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            TWENTY-SIX WEEKS ENDED
                                                        -------------------------------
                                                         JUNE 30,             JULY 1,
                                                           2002                2001
                                                        -----------         -----------
Cash flows from operating activities:
  Net income                                            $    94,819         $    68,180
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in net earnings of joint ventures              (30,115)            (22,498)
      Distributions from joint ventures                      28,064              13,932
      Depreciation, depletion and amortization              108,720              60,019
      Gains on sales of securities                           (4,003)             (3,087)
      Net gain(loss) on sale or abandonment of
        properties and intangibles                            2,056              (3,489)
      Deferred income taxes                                   2,551             (12,901)
  Change in operating assets and liabilities               (105,806)              9,131
                                                        -----------         -----------
       Net cash provided by operating activities             96,286             109,287
                                                        -----------         -----------

Cash flows from investing activities:
  Purchases of securities                                        --            (171,174)
  Sales and maturities of securities                        232,758             207,925
  Additions to properties and intangible assets            (104,503)            (90,518)
  Proceeds from sales of properties                          13,158               8,313
  Acquisition of Coors Brewers Limited, net of
    cash acquired                                        (1,588,348)                 --
  Investment in Molson USA, LLC                                  --             (65,000)
  Other                                                         247              13,555
                                                        -----------         -----------
       Net cash used in investing activities             (1,446,688)            (96,899)
                                                        -----------         -----------

Cash flows from financing activities:
  Issuances of stock under stock plans                       11,381               9,861
  Purchases of stock                                             --              (9,117)
  Dividends paid                                            (14,796)            (14,539)
  Proceeds from issuance of debt                          2,391,935                  --
  Payments on short-term and long-term debt                (926,000)                 --
  Overdraft balances                                        (54,112)            (43,403)
  Other                                                          --               3,737
                                                        -----------         -----------
       Net cash provided by (used in) financing
         activities                                       1,408,408             (53,461)
                                                        -----------         -----------

Cash and cash equivalents:
  Net increase (decrease) in cash and cash
    equivalents                                              58,006             (41,073)
  Effect of exchange rate changes on
    cash and cash equivalents                                 2,967                (759)
  Balance at beginning of year                               77,133             119,761
                                                        -----------         -----------

  Balance at end of quarter                             $   138,106         $    77,929
                                                        ===========         ===========


       See notes to unaudited condensed consolidated financial statements.

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2002

1. BUSINESS

We are the third-largest producer of beer in the United States based on volume and revenues. Following our acquisition of the majority of the former Bass Brewers business and other assets from Interbrew in February 2002, which we now collectively call Coors Brewers Limited, we are the eighth largest brewer in the world based on volume. Including Coors Brewers Limited, the number-two brewer in the United Kingdom based on volume, we expect to produce in excess of 32 million barrels of beer and other beverages per year. Since our founding in 1873, we have been committed to producing the highest quality beers and other beverages.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements

In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, and certain other adjustments as discussed in Note 5, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2001. Also, these financial statements should be read in conjunction with the financial statements of our acquired business and the pro forma financial information included in our Form 8-K/A filed with the Securities and Exchange Commission on April 18, 2002. The results of operations for the twenty-six weeks ended June 30, 2002, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The results of Coors Brewers Limited operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The year-end condensed balance sheet data was derived from audited financial statements.

Significant non-cash transactions

During the first twenty-six weeks of 2002 and 2001, we issued restricted common stock under our management incentive program. The non-cash impact of these issuances, net of forfeitures and tax withholding, was $0.2 million and $1.2 million, respectively. Also during the second quarter of 2002 and 2001, equity was increased by the tax benefit on the exercise of stock options under our stock plans of $0.3 million and $4.2 million, respectively.

Recent accounting pronouncements

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the lability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations that are covered under the scope of SFAS No. 143, and the effect, if any, to the Company of adopting this standard has not yet been determined. The Company will implement SFAS No. 143 no later than January 1, 2003.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS
144) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date, as previously required. Our adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our operating results or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," (SFAS 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item, and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 28, 2003. Our adoption of SFAS 145 will not have a material effect on our operating results or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and we are evaluating the impact, if any, that the implementation will have on our financial statements.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3. COORS BREWERS LIMITED ACQUISITION

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. and paid off certain intercompany loan balances with Interbrew, for a total purchase price of Pound Sterling1.2 billion (approximately $1.7 billion), plus associated fees and expenses. This acquisition resulted in us obtaining the United Kingdom (U.K.) based Carling business.

The Carling Brewers business, renamed Coors Brewers Limited, includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's brand beers; the U.K. distribution rights to Grolsch (via a joint venture with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the U.K.; and a 49.9% interest in the distribution logistics provider, Tradeteam. Coors Brewers Limited is the second-largest brewer in the U.K. based on volume, and Carling lager is the best-selling beer brand in the U.K. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of Coors Brewers Limited creates a broader, more diversified company in a consolidating global beer market.

As noted in Footnote 2, Significant Accounting Policies, the results of Coors Brewers Limited operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of finalizing the purchase price accounting, including evaluation of the pension plan actuarial valuation and certain restructuring plans of the acquired business. Accordingly, the allocation of the purchase price is subject to further adjustments.

                                               AS OF FEBRUARY 2, 2002
                                               ----------------------
                                                   (In millions)
     Current assets                                 $      553
     Property, plant and equipment                         445
     Other assets                                          401
     Intangible assets                                     415
     Goodwill                                              568
                                                    ----------
       Total assets acquired                             2,382
                                                    ----------
     Current liabilities                                  (416)
     Non-current liabilities                              (229)
                                                    ----------
       Total liabilities assumed                          (645)
                                                    ----------
         Net assets acquired                        $    1,737
                                                    ==========

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

The $568 million of goodwill was assigned to the Europe and Americas segments in the amounts of approximately $442 million and $126 million, respectively. It is currently expected that none of the goodwill will be deductible for tax purposes, however, we are in the process of finalizing our tax structure. A valuation allowance of approximately $40 million was recorded against deferred tax assets arising from the acquisition in accordance with our accounting policies as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following unaudited, pro forma information shows the results of our operations for the three months ended March 31, 2002, and April 1, 2001, as if the business combination with Coors Brewers Limited and us had occurred at the beginning of each period. The pro forma information has been revised from that previously included in our quarterly report on Form 10-Q for the thirteen weeks ended March 31, 2002, to reflect changes in estimates based upon more recent information and to adjust the pro forma interest expense on the debt used to fund the acquisition. These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combinations had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands, except per share data).

                                        THREE MONTHS ENDED
                                       ---------------------
                                       MARCH 31,    APRIL 1,
                                         2002         2001
                                       ---------    --------
Net sales                              $820,593     $805,636
Pretax income                          $ 23,199     $  9,546
Net income                             $ 14,002     $  5,775
Net income per common share:
  Basic                                $   0.39     $   0.16
  Diluted                              $   0.39     $   0.15

The following unaudited, pro forma information shows the results of our operations for the thirteen and twenty-six weeks ended June 30, 2002, and July 1, 2001, as if the business combination with Coors Brewers Limited and us had occurred at the beginning of each period. These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands, except per share data).

                      THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                    ------------------------     ----------------------
                     JUNE 30,       JULY 1,       JUNE 30,     JULY 1,
                       2002          2001           2002        2001
                    ----------    ----------     ----------   ----------
Net Sales           $1,023,969    $1,063,909     $1,844,562   $1,869,545
Pretax income       $  106,725    $   92,053     $  129,924      101,599
Net income          $   67,616    $   57,354     $   81,618   $   63,129
Net income per
 common share:
  Basic             $     1.87    $    1.54     $     2.26   $     1.70
  Diluted           $     1.84    $    1.53     $     2.23   $     1.68

We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of combined debt as described below at the prevailing exchange rate:

                                                              FACILITY
                                                              CURRENCY          BALANCE
 TERM                                                       DENOMINATION     (IN MILLIONS)
-------                                                     ------------     -------------
5 year   Amortizing term loan                                    USD             $   478
5 year   Amortizing term loan (Pound Sterling 228 million)       GBP                 322
9 month  Bridge facility                                         USD                 750
                                                                                 -------
                                                                                 $ 1,550
                                                                                 =======

In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9 million and $500,000, respectively. These fees are amortized over the respective terms of the borrowings. On May 7, 2002, we repaid our nine month bridge facility and $91 million of outstanding term borrowings through the issuance of long-term financing (See Debt footnote 10).

4. BUSINESS SEGMENTS

Prior to our acquisition of Coors Brewers Limited, we reported results of operations in one segment. We now categorize our operations into the two geographical regions: the Americas and Europe. These segments are managed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products.

The Americas malt beverage segment primarily consists of our production, marketing, and sale of the Coors family of brands in the U.S. and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson, Inc. and the sale of Molson products in the U.S. that is conducted through a joint venture investment with Molson, Inc. The Americas segment also includes the small amount of Coors products that are exported and sold outside of the U.S. and its possessions, excluding Europe.

The Europe segment consists of our production and sale of the Coors Brewers Limited brands throughout the world, our joint venture arrangement in the U.K. Grolsch business, and our joint venture arrangement for the distribution of products throughout the U.K. It also includes the sale of Coors Light in the U.K. and the Republic of Ireland.

The Corporate segment currently includes interest, taxes and certain other corporate costs in both the U.S. and the U.K. The large majority of these corporate costs relate to finance and other administrative costs.

No single customer accounted for more than 10% of our sales.

Summarized financial information concerning our reportable segments is shown in the following table:

                                        AMERICAS            EUROPE             CORPORATE             TOTAL
                                      -----------         -----------         -----------         -----------
                                                                   (In thousands)
THIRTEEN WEEKS ENDED 6/30/2002
Gross sales                           $   791,531         $   547,694         $        --         $ 1,339,225
Excise taxes                             (114,955)           (200,301)                 --            (315,256)
                                      -----------         -----------         -----------         -----------
Net sales                                 676,576             347,393                  --           1,023,969
Cost of goods sold                       (400,473)           (215,747)                 --            (616,220)
Marketing, general and
  administrative                         (197,220)            (89,091)                 --            (286,311)
Special credits (charges)                   1,644                  --                (570)              1,074
                                      -----------         -----------         -----------         -----------
Operating income (loss)                    80,527              42,555                (570)            122,512
Interest income                                --               5,011               1,336               6,347
Interest expense                               --                  --             (19,563)            (19,563)
Other income (expense) - net                  142              (1,117)             (1,596)             (2,571)
                                      -----------         -----------         -----------         -----------
Earnings (loss) before income
  taxes                               $    80,669         $    46,449         $   (20,393)        $   106,725
                                      ===========         ===========         ===========         ===========

Other financial data:
Depreciation, depletion,
  amortization                        $    33,194         $    30,816         $        --         $    64,010
Capital expenditures and
  additions to intangibles            $    26,631              32,891         $        --         $    59,522


                                        AMERICAS          EUROPE           CORPORATE           TOTAL
                                       ---------         ---------         ---------         ---------
                                                               (In thousands)
THIRTEEN WEEKS ENDED 7/1/2001
Gross sales                            $ 808,282         $   1,447         $      --         $ 809,729
Excise taxes                            (117,032)                3                --          (117,029)
                                       ---------         ---------         ---------         ---------
Net sales                                691,250             1,450                --           692,700
Costs of goods sold                     (424,810)              (70)               --          (424,880)
Marketing, general and
  administrative                        (192,388)           (2,230)               --          (194,618)
Special charges                           (1,084)               --                --            (1,084)
                                       ---------         ---------         ---------         ---------
Operating income(loss)                    72,968              (850)               --            72,118
Gain on sale of distributorship            2,900                --                --             2,900
Interest income                               --                --             4,387             4,387
Interest expense                              --                --              (328)             (328)
Other income - net                         1,010                --               133             1,143
                                       ---------         ---------         ---------         ---------
Earnings(loss) before
 income taxes                          $  76,878         $    (850)        $   4,192         $  80,220
                                       =========         =========         =========         =========

Other financial data:
Depreciation, depletion,
  amortization                         $  29,483         $      14         $      --         $  29,497
Capital expenditures and
  additions to intangibles             $  59,753         $      13         $      --         $  59,766

YEAR-TO DATE INFORMATION:

                                       AMERICAS             EUROPE            CORPORATE             TOTAL
                                     -----------         -----------         -----------         -----------
                                                                  (In thousands)
TWENTY-SIX WEEKS ENDED 6/30/2002
Gross sales                          $ 1,428,500         $   848,481         $        --         $ 2,276,981
Excise taxes                            (206,948)           (306,742)                 --            (513,690)
                                     -----------         -----------         -----------         -----------
Net sales                              1,221,552             541,739                  --           1,763,291
Cost of goods sold                      (743,805)           (348,259)                 --          (1,092,064)
Marketing, general and
  administrative                        (359,461)           (142,264)                 --            (501,725)
Special credits (charges)                    840                  --              (2,642)             (1,802)
                                     -----------         -----------         -----------         -----------
Operating income (loss)                  119,126              51,216              (2,642)            167,700
Interest income                               --               7,431               3,177              10,608
Interest expense                              --                  --             (28,973)            (28,973)
Other (expense) income - net                  (7)                761               1,602               2,356
                                     -----------         -----------         -----------         -----------
Earnings (loss) before income
  taxes                              $   119,119         $    59,408         $(26,836) $             151,691
                                     ===========         ===========         ===========         ===========

Other financial data:
Depreciation, depletion,
  amortization                       $    64,070         $    44,650         $        --         $   108,720
Capital expenditures and
  additions to intangibles           $    63,959         $    40,544         $        --         $   104,503

                                         AMERICAS             EUROPE            CORPORATE             TOTAL
                                       -----------         -----------         -----------         -----------
                                                                    (In thousands)
TWENTY-SIX WEEKS ENDED 7/1/2001
Gross sales                            $ 1,445,291         $     2,266         $        --         $ 1,447,557
Excise taxes                              (211,157)                 --                  --            (211,157)
                                       -----------         -----------         -----------         -----------
Net sales                                1,234,134               2,266                  --           1,236,400
Costs of goods sold                       (775,214)               (819)                 --            (776,033)
Marketing, general and
  administrative                          (361,033)             (3,543)                 --            (364,576)
Special charges                             (1,084)                 --                  --              (1,084)
                                       -----------         -----------         -----------         -----------
Operating income(loss)                      96,803              (2,096)                 --              94,707
Gain on sale of distributorship              2,900                  --                  --               2,900
Interest income                                 --                  --               8,999               8,999
Interest expense                                --                  --              (1,139)             (1,139)
Other income - net                           1,228                  --               3,087               4,315
                                       -----------         -----------         -----------         -----------
Earnings(loss) before
  income taxes                         $   100,931         $    (2,096)        $    10,947         $   109,782
                                       ===========         ===========         ===========         ===========

Other financial data:
Depreciation, depletion,
  amortization                         $    59,984         $        35         $        --         $    60,019
Capital expenditures and
  additions to intangibles             $    90,505         $        13         $        --         $    90,518

                                     AMERICAS           EUROPE          CORPORATE         TOTAL
                                    ----------        ----------        ---------       ----------
BALANCE SHEET DATA:                                          (In thousands)
TWENTY-SIX WEEKS ENDED 6/30/2002

Total Assets                        $1,595,007        $2,375,128        $     --        $3,970,135
Equity Investments                  $  105,065        $   95,971        $     --        $  201,036

YEAR ENDED DECEMBER 30, 2001

Total Assets                        $1,719,448        $   20,244        $     --        $1,739,692
Equity Investments                  $   94,785        $       --        $     --        $   94,785

The following table represents sales by geographic segment:

                                  THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                               ----------------------------        ----------------------------
                                JUNE 30,           JULY 1,          JUNE 30,          JULY 1,
                                  2002              2001              2002              2001
                               ----------        ----------        ----------        ----------
                                                        (In thousands)
Net sales to unaffiliated customers (1):
United States and its
  territories                  $  639,002        $  675,473        $1,170,921        $1,204,966
United Kingdom                    365,865               999           560,211             1,815
Other foreign countries            19,102            16,228            32,159            29,619
                               ----------        ----------        ----------        ----------
  Net sales                    $1,023,969        $  692,700        $1,763,291        $1,236,400
                               ==========        ==========        ==========        ==========


                                             FOR THE PERIOD ENDED
                                         ----------------------------
                                          JUNE 30,        DECEMBER 30,
                                            2002              2001
                                         ----------       ------------
                                                (In thousands)
Long-lived assets (2):
United States and its territories        $  971,677        $  955,615
United Kingdom                            1,504,639               231
Other foreign countries                         274               153
                                         ----------        ----------
  Total long-lived assets                $2,476,590        $  955,999
                                         ==========        ==========

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

SFAS 142 is effective for fiscal years beginning after December 15, 2001 and accordingly we adopted the provisions of the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill totaling $69.2 million, including $62.2 million related to our U.S. joint venture investment with Molson, Inc., as of the beginning of fiscal 2002. We also ceased amortizing approximately $7.2 million of other net intangible assets that we considered to have indefinite lives. We also have $21.1 million of other intangible assets that have indefinite lives that were previously not amortized. As a result, during the three month period ended June 30, 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $0.4 million and $0.1 million, respectively, that would have been recognized had the previous standards still been in effect. Further, during the six month period ended June 30, 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $0.8 million and $0.2 million, respectively.

There was no impairment of goodwill upon adoption of SFAS 142. We are required to perform goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. We plan to perform our required annual impairment test during the second half of 2002.

The following tables present details of our intangible assets as of June 30, 2002 (in millions):

                                                 USEFUL               ACCUMULATED
                                                  LIFE       GROSS    AMORTIZATION    NET
                                                ---------   -------   ------------  -------
                                                 (YEARS)

Intangible assets subject to amortization:
 Brand names and distribution
  rights                                           2-20     $ 113.9     $  (6.1)    $ 107.8
 Patents and technology and
  distribution channels                            3-10        27.6        (1.8)       25.8
 Other                                             5-34        22.5        (5.7)       16.8

Intangible assets not subject to amortization:
  Brand names                                   Indefinite    307.4          --       307.4
  Pension                                          N/A         48.3          --        48.3
  Other                                         Indefinite     28.8        (0.5)       28.3

We engaged third-party business valuation appraisers to help us determine the fair value of the intangible assets in connection with our acquisition of what is now called Coors Brewers Limited. The allocation of purchase price for the Coors Brewers Limited acquisition is subject to further adjustments. We are evaluating the pension plan actuarial valuation and certain restructuring plans of the acquired business. Note that the amounts reflected in the table above as of June 30, 2002, have fluctuated from the original purchase price allocation at February 2, 2002, due to the change in the pound sterling exchange rate between these dates.

Based on average foreign exchange rates, the estimated future amortization expense of intangible assets is as follows (in millions):

          FISCAL YEAR         AMOUNT
          -----------        --------
             2003             $ 18.4
             2004             $ 16.7
             2005             $ 11.5
             2006             $ 11.1
             2007             $  7.4

Amortization expense of intangible assets was $11.7 million and $1.0 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

The following table presents the changes in goodwill during the first six months of fiscal 2002 allocated to the reportable segments (in millions):

                                                                BALANCE AT
                       DECEMBER 31,                              JUNE 30,
SEGMENT                    2001       ACQUIRED    ADJUSTMENTS      2002
------------           ------------   --------    -----------   ----------
Americas                 $  69.2      $  115.1      $   9.5      $  193.8
Europe                        --         453.2         36.3         489.5

The adjustments during the first six months of fiscal 2002 include $1.1 million related to purchase price accounting adjustments and $44.7 million resulting from the foreign currency exchange rate change between February 2, 2002, the date of our acquiring Coors Brewers Limited, and June 30, 2002. Americas goodwill includes approximately $62.2 million related to our joint venture investment in Molsen USA LLC

6. SPECIAL CREDIT (CHARGE)

In the thirteen weeks ended June 30, 2002, we recorded a special credit of $1.6 million related to the cash settlement of a legal dispute with our former partner in a brewing business in South Korea. We are expecting to receive additional payments in 2002 and 2003. As we are continuing to assess the collectibility, we have not recognized any additional amounts owed us in our accounts receivable balance at June 30, 2002. The special credit was offset by $0.5 million of transition expenses related to the newly acquired U.K. business, including accounting, appraisal and legal fees. During the twenty-six weeks ended June 30, 2002, we recorded a special charge of $1.8 million primarily related to transition expenses noted above offset by the special credit recorded in the second quarter of 2002. In the second quarter of 2001, we recorded a special charge of $1.1 million for incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure with EDS.

7. OTHER COMPREHENSIVE INCOME

                                          THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                        -------------------------         ------------------------
                                        JUNE 30,          JULY 1,         JUNE 30,         JULY 1,
                                          2002             2001             2002             2001
                                        --------         --------         --------         --------
                                                               (In thousands)
Net income                              $ 67,616         $ 49,852         $ 94,819         $ 68,180
Other comprehensive income
 (expense), net of tax:
  Foreign currency translation
   adjustments                            42,049              603           42,201              522
  Unrealized (loss) gain on
   available-for-sale securities
   and derivative instruments               (374)            (175)          (1,667)             933
  Reclassification adjustment
   for net loss (gains) realized
   in net income on derivative
   instruments                             1,669             (855)           2,202           (2,878)
                                        --------         --------         --------         --------
Comprehensive income                    $110,960         $ 49,425         $137,555         $ 66,757
                                        ========         ========         ========         ========

8. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

                                      THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                     -----------------------       -----------------------
                                     JUNE 30,        JULY 1,       JUNE 30,        JULY 1,
                                       2002           2001           2002           2001
                                     --------        -------       --------        -------
                                              (In thousands, except per share data)
Net income available to
  common shareholders                 $67,616        $49,852        $94,819        $68,180
                                      =======        =======        =======        =======

Weighted average shares
  for basic EPS                        36,117         37,284         36,045         37,244
Effect of dilutive securities:
  Stock options                           546            230            411            353
  Contingent shares not
   included in shares
   outstanding for basic EPS               21              6             21              7
                                      -------        -------        -------        -------
Weighted average shares
  for diluted EPS                      36,684         37,520         36,477         37,604
                                      =======        =======        =======        =======

Basic EPS                             $  1.87        $  1.34        $  2.63        $  1.83
                                      =======        =======        =======        =======
Diluted EPS                           $  1.84        $  1.33        $  2.60        $  1.81
                                      =======        =======        =======        =======

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Stock options to purchase 1,399 shares of common stock were not included in the computation of first quarter 2002 earnings per share because the stock options' exercise prices were greater than the average market price of the common shares.

9. COMMITMENTS AND CONTINGENCIES

We were one of a number of entities named by the Environmental Protection Agency
(EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and was managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a special pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of an agreement with Denver and Waste to settle the outstanding litigation related to this issue.

Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

In January 2002, in response to the EPA's five-year review conducted in 2001, Waste Management provided us with updated annual cost estimates through 2032. We have reviewed these cost estimates in the assessment of our accrual related to this issue. In determining that the current accrual is adequate, we eliminated certain costs included in Waste Management's estimates, primarily trust management costs that will be accrued as incurred, certain remedial costs for which technology has not yet been developed and income taxes which we do not believe to be an included cost in the determination of when the $120 million threshold is reached. We generally used a 2% inflation rate for future costs, and discounted certain operations and maintenance costs at the site that we deemed to be determinable, at a 5.46% risk-free rate of return. Based on these assumptions, the present value and gross amount of discounted costs are approximately $1 million and $4 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability.

There are a number of uncertainties at the site, including what additional remedial actions will be required by the EPA, and what costs are included in the determination of when the $120 million threshold is reached. Because of these issues, the estimate of our liability may change as facts further develop, and we may need to increase the reserve. While we cannot predict the amount of any such increase, an additional accrual of as much as $25 million is reasonably possible based on our preliminary evaluation, with additional cash contributions possibly beginning no earlier than 2013.

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

10. DEBT

6 3/8% Senior Notes due 2012

On May 7, 2002, Coors Brewing Company completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) which allows us to retire the notes at whole or any time at a redemption price. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were issued with registration rights and are guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The net proceeds and cash on hand were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility which we entered into in connection with our acquisition of Coors Brewers Limited and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities.

Senior Private Placement Notes

At June 30, 2002, we had $100 million in unsecured Senior notes at fixed interest rates ranging from 6.76% to 6.95% per annum. Interest on the notes is due semi-annually in January and July. At the end of the second quarter 2002, $80 million was classified as current in the current portion of long-term debt. The remaining principal amount outstanding is due in July of 2005 and appropriately classified as long-term debt. In July 2002, we made an $80 million principal payment related to the current portion (see Subsequent Event footnote). Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at June 30, 2002.

Senior Credit Facility

At June 30, 2002, we had $651.6 million in unsecured Senior Credit facilities consisting of a U.S. dollar amortizing term loan in an aggregate principal amount of $302.0 million and a 228.0 million British pound amortizing term loan. Based on foreign exchange rates at June 30, 2002, aggregate principal amounts outstanding related to the 228.0 British pound amortizing term loan were $349.6 million.

Amounts outstanding under our term loan bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate rate, in each case plus an additional margin. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable in the time period corresponding to the selected LIBOR.

Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. During the thirteen weeks ended June 30, 2002, we repaid approximately $l76 million on our five year amortizing term loan. On July 24, 2002, we made an additional $10 million payment (See Subsequent Event footnote 13).

We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan.

Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of June 30, 2002, we were in compliance with all of these restrictions. We expect to timely repay this facility in accordance with its terms.

Our total long-term borrowings as of June 30, 2002, were composed of the following:

                                          AS OF                   AS OF
      DESCRIPTION                     JUNE 30, 2002         DECEMBER 30, 2001
----------------------------          -------------         -----------------
                                                (In thousands)
Private placement                       $  100,000               $ 100,000
6 3/8% Senior notes due 2012               846,616                      --
USD amortizing term loan                   302,000                      --
GBP 228 amortizing term loan               349,638                      --
Other                                       21,829                   5,000
                                        ----------               ---------

  Total debt                             1,620,083                 105,000

Less current portion of long-term debt    (106,708)                (85,000)
                                        ----------               ---------

  Total long-term debt                 $ 1,513,375              $   20,000
                                        ==========               =========

The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

                                             AMOUNT
                                         --------------
                                         (In thousands)
                                2002       $       --
                                2003           43,875
                                2004          128,094
                                2005          204,005
                                2006          215,985
                                2007           71,766
                          Thereafter          849,650
                                           ----------

                               Total       $1,513,375
                                           ==========

11. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British pound
(GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. In some instances we and our counterparties have reciprocal collateralization agreements with regard to fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At June 30, 2002, no collateral was posted by us or our counterparties.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities.

Substantially all derivatives entered into by the Company qualify for and are designated as foreign-currency, commodity cash flow and fair value hedges, including those hedging foreign currency denominated firm commitments.

The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS 133. As of June 30,2002, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS 133.

Changes in fair values of outstanding derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure.

We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency and commodity cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1)the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions);(2)the derivative expires or is sold, terminated, or exercised;(3)it is no longer probable that the forecasted transaction will occur; or(4)management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings.

Any hedge ineffectiveness is recorded in current-period earnings. In the quarter ended June 30, 2002, we recorded in other expense an insignificant loss relating to such ineffectiveness of all derivatives. Effectiveness is assessed based on forward rates.

As of June 30, 2002, $4.4 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of June 30, 2002, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and do not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are A or better rated. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterpary credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be minimal.

On May 7, 2002, we entered into certain cross currency swaps totaling Pound Sterling 530 million (approximately $774 million). The swaps included an initial exchange of principal on the date of the private placement of our 6 3/8% fixed rate debt (see Debt footnote 10) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed British pound interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received British pounds. Upon final exchange, we will provide British pounds to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future British pound interest and principal receipts on an intercompany loan between us and our Europe subsidiary that results from changes in the U.S. dollar to British pound exchange rates.

On the same day as the settlement of our private placement offering and initial exchange of principal amounts associated with our swap transactions, we were required to settle our previously established forward sale of 530 million British pounds. The settlement of all these transactions in aggregate resulted in a foreign exchange loss of approximately $30 million, almost all of which was offset by a foreign exchange gain on our intercompany loan.

On June 28, 2002, we entered into an interest rate swap agreement related to our 6.375% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6.375% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of the $76.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

12. SUPPLEMENTAL GUARANTOR INFORMATION

On May 7, 2002, our wholly owned subsidiary, Coors Brewing Company("Issuer of Notes"), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and are jointly and severally guaranteed on a senior and unsecured basis by Adolph Coors Company("Parent Guarantor") and certain domestic subsidiaries("Subsidiary Guarantors"). A significant amount of the Issuers income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash from us and certain subsidiaries for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

The following information sets forth our condensed consolidating balance sheet as of June 30, 2002, and the condensed consolidating statements of operations and cash flows for the twenty-six weeks and thirteen weeks ended June 30, 2002 and July 1, 2001. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                   For the thirteen-weeks ended June 30, 2002
                                 (In thousands)

                                                                                  Subsidiary
                                       Parent         Issuer       Subsidiary        Non
                                      Guarantor      of Notes      Guarantors     Guarantors     Eliminations   Consolidated
                                     -----------    -----------    -----------    -----------    ------------   ------------
Sales - domestic and international   $        --    $   720,107    $    18,288    $   600,830    $        --    $ 1,339,225
Beer excise taxes                             --       (111,785)          (549)      (202,922)            --       (315,256)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Net sales                                     --        608,322         17,739        397,908             --      1,023,969
Cost of goods sold                            --       (371,844)        (8,569)      (235,807)            --       (616,220)
Equity in subsidiary earnings             60,562         33,407             --             --        (93,969)            --
                                     -----------    -----------    -----------    -----------    -----------    -----------

Gross profit                              60,562        269,885          9,170        162,101        (93,969)       407,749

  Marketing, general and                      --
    administrative                           (81)      (180,002)        (6,986)       (99,242)            --       (286,311)
  Special charges                             --          1,074             --             --             --          1,074
                                     -----------    -----------    -----------    -----------    -----------    -----------
Operating income                          60,481         90,957          2,184         62,859        (93,969)       122,512

  Gain on sale of distributorship             --             --             --             --             --             --
  Interest income                          4,508             93             --          1,746             --          6,347
  Interest expense                        (1,735)        (3,797)        15,826        (29,857)            --        (19,563)
  Other income (expense)                   8,741         (9,371)        11,750        (13,691)            --         (2,571)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Income before income taxes                71,995         77,882         29,760         21,057        (93,969)       106,725
Income tax expense                        (4,379)       (17,034)       (11,378)        (6,318)            --        (39,109)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Net income                           $    67,616    $    60,848    $    18,382    $    14,739    $   (93,969)   $    67,616
                                     ===========    ===========    ===========    ===========    ===========    ===========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    For the thirteen-weeks ended July 1, 2001
                                 (In thousands)

                                                                            Subsidiary
                                      Parent        Issuer     Subsidiary      Non
                                     Guarantor     of Notes    Guarantors   Guarantors  Eliminations Consolidated
                                     ---------    ---------    ----------   ----------  ------------ ------------
Sales - domestic and international   $      --    $ 758,392    $  37,068    $  14,269    $      --    $ 809,729
Beer excise taxes                           --     (112,548)      (1,506)      (2,975)          --     (117,029)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net sales                                   --      645,844       35,562       11,294           --      692,700
Cost of goods sold                          --     (404,461)     (26,045)       5,626           --     (424,880)
Equity in subsidiary earnings           48,704        5,126           --           --      (53,830)          --
                                     ---------    ---------    ---------    ---------    ---------    ---------


Gross profit                            48,704      246,509        9,517       16,920      (53,830)     267,820

  Marketing, general and
    administrative                          78     (180,926)      (8,366)      (5,404)          --     (194,618)
  Special charges                           --       (1,084)          --           --           --       (1,084)
                                     ---------    ---------    ---------    ---------    ---------    ---------

Operating income                     $  48,782    $  64,499    $   1,151    $  11,516    $ (53,830)   $  72,118

   Gain on sale of distributorship          --           --        2,900           --           --        2,900
   Interest income                       3,388          885           --          114           --        4,387
   Interest expense                     (1,767)       1,439           --           --           --         (328)
   Other income (expense)                  133        8,416          218       (7,624)          --        1,143
                                     ---------    ---------    ---------    ---------    ---------    ---------

Income before income taxes              50,536       75,239        4,269        4,006      (53,830)      80,220
Income tax expense                        (684)     (26,542)      (1,619)      (1,523)          --      (30,368)
                                     ---------    ---------    ---------    ---------    ---------    ---------

Net income                           $  49,852    $  48,697    $   2,650    $   2,483    $ (53,830)   $  49,852
                                     =========    =========    =========    =========    =========    =========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  For the twenty-six weeks ended June 30, 2002
                                 (In thousands)

                                                                                   Subsidiary
                                        Parent         Issuer       Subsidiary        Non
                                       Guarantor      of Notes      Guarantors     Guarantors     Eliminations   Consolidated
                                      -----------    -----------    -----------    -----------    ------------   ------------

Sales - domestic and international    $        --    $ 1,299,888    $    33,708    $   943,385    $        --    $ 2,276,981
Beer excise taxes                              --       (201,724)          (992)      (310,974)            --       (513,690)
                                      -----------    -----------    -----------    -----------    -----------    -----------
Net sales                                      --      1,098,164         32,716        632,411             --      1,763,291
Cost of goods sold                             --       (691,250)       (19,820)      (380,994)            --     (1,092,064)
Equity in subsidiary earnings              80,970         48,430             --             --       (129,400)            --
                                      -----------    -----------    -----------    -----------    -----------    -----------

Gross profit                               80,970        455,344         12,896        251,417       (129,400)       671,227

  Marketing, general and
    administrative                           (165)      (330,106)       (12,838)      (158,616)            --       (501,725)
  Special charges                              --         (1,802)            --             --             --         (1,802)
                                      -----------    -----------    -----------    -----------    -----------    -----------

Operating income                           80,805        123,436             58         92,801       (129,400)       167,700

  Gain on sales of distributorships            --             --             --             --             --             --
  Interest income                           8,376            454             30          1,748             --         10,608
  Interest expense                            323         (9,510)        10,283        (30,069)            --        (28,973)
  Other income (expense)                   14,960         (5,220)        23,059        (30,443)            --          2,356
                                      -----------    -----------    -----------    -----------    -----------    -----------

Income before income taxes                104,464        109,160         33,430         34,037       (129,400)       151,691
Income tax expense                         (9,645)       (21,398)       (15,398)       (10,431)           --         (56,872)
                                      -----------    -----------    -----------    -----------    -----------    -----------

Net income                            $    94,819    $    87,762    $    18,032    $    23,606    $  (129,400)   $    94,819
                                      ===========    ===========    ===========    ===========    ===========    ===========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                   For the twenty-six weeks ended July 1, 2001
                                 (In thousands)

                                       Parent         Issuer       Subsidiary        Non
                                      Guarantor      of Notes      Guarantors     Guarantors     Eliminations   Consolidated
                                     -----------    -----------    -----------    -----------    ------------   ------------
Sales - domestic and international   $        --    $ 1,357,792    $    62,205    $    27,560    $        --    $ 1,447,557
Beer excise taxes                             --       (202,419)        (3,048)        (5,690)            --       (211,157)
                                     -----------    -----------    -----------    -----------    -----------    -----------
Net sales                                     --      1,155,373         59,157         21,870             --      1,236,400
Cost of goods sold                            --       (734,309)       (43,120)         1,396             --       (776,033)
Equity in subsidiary earnings             63,845          1,246             --             --        (65,091)            --
                                     -----------    -----------    -----------    -----------    -----------    -----------

Gross profit                              63,845        422,310         16,037         23,266        (65,091)       460,367

  Marketing, general and                      --
    administrative                          (109)      (336,040)       (16,143)       (12,284)            --       (364,576)
  Special charges                             --         (1,084)            --             --             --         (1,084)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Operating income                          63,736         85,186           (106)        10,982        (65,091)        94,707

   Gain on sale of distributorship            --             --          2,900             --             --          2,900
   Interest income                         7,778          1,041             --            180             --          8,999
   Interest expense                       (3,784)         2,645             --             --             --         (1,139)
   Other income (expense)                  3,087         13,473            218        (12,463)            --          4,315
                                     -----------    -----------    -----------    -----------    -----------    -----------

Income before income taxes                70,817        102,345          3,012         (1,301)       (65,091)       109,782
Income tax expense                        (2,637)       (38,317)        (1,142)           494             --        (41,602)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Net income                           $    68,180    $    64,028    $     1,870    $      (807)   $   (65,091)   $    68,180
                                     ===========    ===========    ===========    ===========    ===========    ===========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               As of June 30, 2002
                                 (In thousands)

                                                                                           Subsidiary
                                                Parent        Issuer        Subsidiary         Non
                                              Guarantor      of Notes       Guarantors     Guarantors    Eliminations   Consolidated
                                             -----------    -----------    -----------    -----------    ------------   ------------
Assets

Current assets:
  Cash and cash equivalents                  $    42,600    $     2,029    $     1,995    $    91,482    $        --    $   138,106
  Accounts receivable, net                            --        138,252         13,660        337,475             --        489,387
  Notes receivable, net                               78         41,265          1,130         59,221             --        101,694
   Total inventories                                  --         95,142          9,065        100,665             --        204,872

  Total  Other current assets                         --         63,367          1,960         31,453             --         96,780
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Total current assets                          42,678        340,055         27,810        620,296             --      1,030,839

Properties, at cost and net                           --        827,929         25,668        467,543             --      1,321,140
Goodwill                                              --        122,055       (103,736)       602,736             --        621,055
Other Intangibles, net                                --         76,751         86,049        371,595             --        534,395
Investments in joint ventures                         --         99,622             --        101,414             --        201,036
Net investment in and advances to subs         1,043,052      1,808,477             --             --     (2,851,529)            --
Other assets                                       4,813         79,691        136,771        172,691             --        393,966
                                             -----------    -----------    -----------    -----------    -----------    -----------
Total assets                                 $ 1,090,543    $ 3,354,580    $   172,562    $ 2,336,275    $(2,851,529)   $ 4,102,431
                                             ===========    ===========    ===========    ===========    ===========    ===========


Liabilities and Shareholders' Equity

                                    [GRAPH]


Current liabilities:
  Accounts payable                           $        --        212,166    $     2,325    $   112,202             --    $   326,693
  Accrued salaries and vacations                      --         46,979          1,129          5,554             --         53,662
  Taxes, other than income taxes                      --         33,703            709        110,478             --        144,890
  Accrued expenses and other liabilities         (77,446)       198,857         38,184        213,560             --        373,155
  Current portion of long-term debt               80,000         22,109             --          4,599             --        106,708
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Total current liabilities                      2,554        513,814         42,347        446,393             --      1,005,108

Long-term debt                                        --      1,513,375             --             --             --      1,513,375
Deferred tax liability                            (3,630)        64,762           (666)       171,223             --        231,689
Other long-term liabilities                        6,753        220,728              4         39,908             --        267,393
                                             -----------    -----------    -----------    -----------    -----------    -----------

    Total liabilities                              5,677      2,312,679         41,685        657,524             --      3,017,565
                                             -----------    -----------    -----------    -----------    -----------    -----------

    Total shareholders' equity                 1,084,866      1,041,901        130,877      1,678,751     (2,851,529)     1,084,866
                                             -----------    -----------    -----------    -----------    -----------    -----------

Total liabilities and shareholders' equity   $ 1,090,543    $ 3,354,580    $   172,562    $ 2,336,275    $(2,851,529)   $ 4,102,431
                                             ===========    ============   ===========    ===========    ===========    ===========

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the twenty-six weeks ended June 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Subsidiary
                                                           Parent        Issuer      Subsidiary        Non
                                                          Guarantor     of Notes      Guarantor     Guarantor    Consolidated
                                                         -----------   -----------   -----------   -----------   ------------
Net cash provided by (used in)
  operating activities                                   $     8,851   $    32,063   $    18,637   $    36,735   $    96,286
                                                         -----------   -----------   -----------   -----------   -----------

Cash flows from investing activities:
     Sales and maturities of securities                      232,758            --            --            --       232,758
     Additions to properties and
       intangible assets                                        (185)      (76,332)       93,655      (121,641)     (104,503)
     Acquisition of Coors Brewers Limited,
       net of cash acquired                                       --      (115,105)      (93,396)   (1,379,847)   (1,588,348)
     Proceeds from sales of properties                            --           496            --        12,662        13,158
     Other                                                        --           201          (331)          377           247
                                                         -----------   -----------   -----------   -----------   -----------

           Net cash provided by (used in)
             investing activities                            232,573      (190,740)          (72)   (1,488,449)   (1,446,688)
                                                         -----------   -----------   -----------   -----------   -----------
Cash flows from financing activities:
     Issuances of stock under stock plans                     11,381            --            --            --        11,381
     Proceeds from long-term debt                                 --     2,391,955            --           (20)    2,391,935
     Payments on short-term and long-term debt                (5,000)     (925,599)           --         4,599      (926,000)
     Dividends paid                                          (14,796)           --            --            --       (14,796)
     Overdraft balances                                           --       (54,112)           --            --       (54,112)
     Net activity in investment in and advances
       (to) from subsidiaries                               (248,974)   (1,256,328)      (17,294)    1,522,596            --
                                                         -----------   -----------   -----------   -----------   -----------

           Net cash (used in) provided by
             financing activities                           (257,389)      155,916       (17,294)    1,527,175     1,408,408
                                                         -----------   -----------   -----------   -----------   -----------

Cash and cash equivalents:
  Net increase (decrease) in cash and cash
    equivalents                                              (15,965)       (2,761)        1,271        75,461        58,006
  Effect of exchange rate changes on cash
    and cash equivalents                                          --            --            --         2,967         2,967
Balance at beginning of year                                  58,565         4,790           724        13,054        77,133
                                                         -----------   -----------   -----------   -----------   -----------
Balance at end of quarter                                $    42,600   $     2,029   $     1,995   $    91,482   $   138,106
                                                         -----------   -----------   -----------   -----------   -----------

                      ADOLPH COORS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the twenty-six weeks ended July 1, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                                                            Subsidiary
                                                                         Parent      Issuer     Subsidiary     Non
                                                                        Guarantor   of Notes    Guarantor   Guarantor  Consolidated
                                                                        ---------   ---------   ----------  ---------- ------------
Net cash provided by (used in) operating activities                     $ (22,763)  $ 144,038   $  (4,508)  $  (7,480)  $ 109,287

Cash flows from investing activities:
     Purchases of securities                                             (171,174)         --          --          --    (171,174)
     Sales and maturities of securities                                   207,925          --          --          --     207,925
     Additions to properties and intangible assets                             --     (86,652)     (3,904)         38     (90,518)
     Proceeds from sales of properties                                         --          60       8,253          --       8,313
     Investment in Molson USA, LLC                                             --     (65,000)         --          --     (65,000)
     Other                                                                     --      13,271          --         284      13,555
                                                                        ---------   ---------   ---------   ---------   ---------

           Net cash provided by (used in) investing activities             36,751    (138,321)      4,349         322     (96,899)
                                                                        ---------   ---------   ---------   ---------   ---------

Cash flows from financing activities:
     Issuances of stock under stock plans                                   9,861          --          --          --       9,861
     Purchases of stock                                                    (9,117)         --          --          --      (9,117)
     Dividends paid                                                       (14,539)         --          --          --     (14,539)
     Overdraft balances                                                        --     (43,403)         --          --     (43,403)
     Net activity in investment in and advances (to) from subsidiaries    (42,040)     40,298       1,321         421          --
     Other                                                                     --          --          --       3,737       3,737
                                                                        ---------   ---------   ---------   ---------   ---------

           Net cash provided by (used in) financing activities            (55,835)     (3,105)      1,321       4,158     (53,461)
                                                                        ---------   ---------   ---------   ---------   ---------

Cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                    (41,847)      2,612       1,162      (3,000)    (41,073)
  Effect of exchange rate changes on cash and cash equivalents                 --          --          --        (759)       (759)
Balance at beginning of year                                              114,545      (2,111)      2,322       5,005     119,761
                                                                        ---------   ---------   ---------   ---------   ---------

Balance at end of quarter                                               $  72,698   $     501   $   3,484   $   1,246   $  77,929
                                                                        ---------   ---------   ---------   ---------   ---------

13. SUBSEQUENT EVENTS

On July 1, 2002, Rocky Mountain Metal Container(RMMC), our can and end joint venture with Ball Corporation ("Ball") as planned increased its debt obligations to $50 million. The debt obligation at June 30, 2002, is the maximum contemplated under the private placement agreement. The debt proceeds will be used to finance planned capital improvements. RMMC's debt is secured by the joint venture's various supply and access agreements with no recourse to either us or Ball. This debt is not included in our financial statements as the joint venture is accounted for under the equity method.

On July 15, 2002 we repaid $80 million of outstanding term borrowings under our unsecured Senior Private Placement Notes.

On July 24, 2002, we repaid $l0 million of our outstanding term borrowing under our five year Senior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We acquired the Carling business in England and Wales from Interbrew S.A. on February 2, 2002. Since the acquisition was finalized in 2002, the operating results and financial position of the Carling business are not included in our second quarter 2001 results discussed below. This acquisition will have a significant impact on our future operating results and financial condition. The Carling business, which was subsequently renamed Coors Brewers Limited, generated sales volume of approximately 9 million barrels in 2001. Since 1995, the business has, on average, grown its volumes by 1.9% per year, despite an overall decline in the U.K. beer market over the same period. This acquisition was funded through cash and third-party debt as reflected in our consolidated balance sheet. The borrowings will have a significant impact on our capitalization, interest coverage and free cash flow trends. See further discussion of this impact in the Liquidity section below.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue is recognized upon shipment of our product to distributors in the Americas segment. In the Europe segment, revenue is recognized upon shipment of our product to retailers. If we believe that our products do not meet our high quality standards, we retrieve those products and they are destroyed. Any revenue related to products sold and subsequently returned is recognized as a reduction of sales at the value of the original sales price and is recorded at the time of the retrieval. Using historical results and production volumes, we estimate the costs that are probable of being incurred for product retrievals and record those costs in Cost of goods sold in the Consolidated Income Statements each period.

Valuation allowance

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

Allowance for obsolete inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about historic usage, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Reserves for insurance deductibles

We carry deductibles for workers' compensation, automobile and general liability claims up to a maximum amount per claim. The undiscounted estimated liability is accrued based on an actuarial determination. This determination is impacted by assumptions made and actual experience.

Contingencies, environmental and litigation reserves

When we determine that it is probable that a liability for environmental matters or other legal actions has been incurred and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

Goodwill and intangible asset valuation

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

Trade loans

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

In order to comply with U.S. GAAP, we have reclassified a portion of the beer revenue into interest income. In the thirteen and twenty-six weeks ended June 30, 2002, this amount was $5.0 million and $7.4 million, respectively.

There is no difference in the net income reported under U.K. or U.S. GAAP related to this reclassification, and we have determined that this interest income will continue to be reflected in the European segment since it is so closely related to the European business, even though all other interest income and expense is reflected in the Corporate segment.

Equity Method Accounting

We generally apply the equity method of accounting to 20%-50% owned investments. Equity accounting involves recognizing our pro rata share of the earnings of investee companies as one line item in the income statement. We have an equity ownership in, and conduct business with various joint ventures, most of which directly relate to our core activities. Our accounting for joint ventures depends on the substance of the joint venture's activities. The Coors Canada joint venture's earnings are considered a royalty and this amount is reflected in revenues in the income statement. Rocky Mountain Metal Container, Rocky Mountain Bottle Co., along with Coors Brewers Limited's Tradeteam and Grolsch joint ventures were formed with companies which have the key core competencies sought by us to reduce costs. Accordingly, our share of joint venture profits are offset against cost of goods sold to reduce the above-market cost paid to the joint venture for services. The Molson USA joint venture is accounted for by the traditional equity accounting method, with their share of profit or loss reflected as one line item in the income statement (currently grouped with other income, due to immateriality).

CONSOLIDATED RESULTS OF OPERATIONS

                             THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                     -----------------------------------   -------------------------------------
                         JUNE 30,            JULY 1,           JUNE 30,           JULY 1,
                           2002               2001               2002              2001
                     -----------------   ---------------   -----------------   -----------------
                                           (In thousands, except percentages)
                                                       (Unaudited)
                                  % of              % of                % of                % of
                                   Net               Net                 Net                 Net
                                  Sales             Sales               Sales               Sales
                                  -----             -----               -----               -----

Net Sales            $ 1,023,969   100%  $ 692,700   100%  $ 1,763,291   100%  $ 1,236,400   100%
Cost of goods sold      (616,220)   60%   (424,880)   61%   (1,092,064)   62%     (776,033)   63%
                     -----------   ---   ---------   ---   -----------   ---   -----------   ---

Gross profit             407,749    40%    267,820    39%      671,227    38%      460,367    37%

Other operating
 expenses:
Marketing, general
 and administrative
 expenses               (286,311)   28%   (194,618)   28%     (501,725)   28%     (364,576)   29%
Special credits
 (charges)                 1,074    --      (1,084)   --        (1,802)   --        (1,084)   --
                     -----------   ---   ---------   ---   -----------   ---   -----------   ---

Operating income         122,512    12%     72,118    10%      167,700    10%       94,707     8%

Gain on sale of
  Distributorship             --    --       2,900    --            --    --         2,900    --
Interest income            6,347     1%      4,387     1%       10,608     1%        8,999     1%
Interest expense         (19,563)    2%       (328)   --       (28,973)    2%       (1,139)   --
Other (expense)
  income - net            (2,571)   --       1,143    --         2,356    --         4,315    --
                     -----------   ---   ---------   ---   -----------   ---   -----------   ---

Income before taxes      106,725    10%     80,220    12%      151,691     9%      109,782     9%

Income tax expense       (39,109)    4%    (30,368)    4%      (56,872)    3%      (41,602)    3%
                     -----------   ---   ---------   ---   -----------   ---   -----------   ---

Net income           $    67,616     7%  $  49,852     7%  $    94,819     5%  $    68,180     6%
                     ===========   ===   =========   ===   ===========   ===   ===========   ===

Sales and volume

Second quarter 2002 net sales were $1,024.0 million compared to net sales of $692.7 million in the second quarter of 2001. The increase of $33l.3 million, or 47.8%, was due to the acquisition of the Carling business portion of Bass Brewers on February 2, 2002, which is now called Coors Brewers Limited and is included in the Europe segment.

We sold 8,881,000 barrels of beverages in the second quarter of 2002 versus 6,424,000 barrels in the second quarter of 2001.

Year-to-date net sales of $1,763.3 million increased 42.6% as compared to net sales of $1,236.4 million during the same period last year. During the twenty-six weeks ended June 30, 2002, unit volume increased 3,851,000 barrels to 15,387,000 barrels. The increase in unit volume in the second quarter of 2002 and twenty-six weeks ended June 30,2002 was also attributable to the acquisition of Coors Brewers Limited.

During the second quarter of 2002, there was a continued mix shift away from some of our higher-net-revenue products and geographies. The increase in volume due to our acquisition of the Carling portion of Bass Brewers, positive domestic price increases and reduced domestic price promotion expense taken during the quarter contributed to our consolidated results.

Cost of goods sold

Cost of goods sold was $616.2 million for the second quarter of 2002 compared to $424.9 million for the same period last year. Cost of goods sold was 60.2% of net sales in the second quarter 2002 compared to 61.3% for the same periods in 2001. On a per barrel basis, cost of goods sold increased 4.9% over 2001. Year-to-date cost of goods sold was $1,092.1 million, representing a 40.7% increase from $776.0 million during the twenty-six weeks ending July 1, 2001.

The increase was due to the acquisition of Coors Brewers Limited. Other factors contributing to the increase in the second quarter cost of goods per barrel include higher capacity costs partially offset by lower domestic packaging and raw material costs as well as operations efficiency initiatives in the Americas segment.

Marketing, general and administrative expenses

Marketing, general and administrative expenses of $286.3 million in the second quarter of 2002 increased $91.7 million, or 47.1%, compared to the same period last year. During the twenty-six weeks ended June 30,2002, marketing, general and administrative expenses were $501.7 million as compared to $364.6 million during the same period last year. The increases are due to investing more per barrel in the Americas advertising and sales promotion and the acquisition of Coors Brewers Limited. As a percentage of net sales, marketing, general and administrative expenses were 28% in the second quarter of 2002 and 2001. Year-to-date marketing, general and administrative expenses as a percentage of net sales were 28.5% in 2002 and 29.5% in 2001, respectively.

Special credit (charge)

In the second quarter of 2002, we recorded a special credit of $1.6 million related to the cash settlement of a legal dispute with our former partner in a brewing business in South Korea, offset by $0.5 million of transition expenses related to the newly acquired U.K. business, including accounting, appraisal and legal fees.

During the twenty-six weeks ended June 30, 2002, we recorded special charges of $1.8 million related to transition expenses incurred due to our newly acquired U.K. business, offset by the $1.1 million credit recorded in the second quarter. In the second quarter and year-to-date 2001, we recorded a special charge of $1.1 million for incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure with EDS.

Operating income

As a result of the factors noted above, operating income, including special charges, was $122.5 million for the second quarter of 2002 compared to $72.1 million reported in the second quarter of 2001. Excluding special charges and gain on sale of distributorship, operating income increased 65.9% to $121.4 million in the second quarter of 2002 compared to $73.2 million for the same period last year.

Including special charges, year-to-date operating income of $167.7 million increased 77.1% from $94.7 million, due to the acquisition of Coors Brewers Limited. Excluding special charges and gains on sale of distributorships, operating income increased 76.9% to $169.5 million in 2002 compared to $95.8 million last year.

Interest income

Interest income of $6.3 million in the second quarter of 2002 increased $2.0 million over the prior year, due to trade loan interest in the current year associated with the acquisition of Coors Brewers Limited. Year-to-date interest income was $10.6 million as compared to $9.0 million for the same period last year. The year-to-date increase was also due to trade loan interest income, partially offset by a decrease in interest income on previously held cash positions because we sold the majority of our marketable securities to help fund the acquisition of Coors Brewers Limited.

Interest expense

Interest expense of $19.6 million in the second quarter of 2002 increased $19.2 million over the same period last year while year-to-date interest expense increased $27.8 million to $29.0 million due to a significant increase in debt associated with the acquisition of the Carling business portion of Bass Brewers on February 2, 2002.

Other (expense) income - net

Net other expense of $2.6 million in the second quarter of 2002 decreased $6.6 million over the same period last year. Contributing to the decrease are amortization expense related to a call option purchased to limit our foreign exchange exposure related to the settlement of a forward sale agreement and gains realized in 2001 on the sale of company-owned distributorships. Year-to-date other income of $2.4 million decreased $4.9 million due to same reasons noted above. .

Consolidated effective tax rate

Our second quarter 2002 effective tax rate was 36.6%, down from 37.9% from the second quarter of 2001 mainly because of the effects of purchase accounting associated with the acquisition of Coors Brewers Limited. Year-to-date, our effective tax rate was 37.5% versus 39.5% at the end of the first quarter 2002. Our first quarter tax rate was higher because we had not yet completed the purchase accounting and tax structuring related to the acquisition of Coors Brewers Limited.

Net income

Net income for the second quarter of 2002 was $67.6 million, or $1.87 per basic share ($1.84 per diluted share), compared to $49.9 million, or $1.34 per basic share ($1.33 per diluted share), for the second quarter of 2001. Excluding special items, after-tax earnings were $67.0 million, or $1.85 per basic share ($1.83 per diluted share), in the second quarter of 2002, up 37.5% from after-tax earnings of $48.7 million, or $1.32 per basic share ($1.30 per diluted share), in the second quarter of 2001. Including special charges, year-to-date net income of $94.8 million increased 39.1%, or $26.6 million, from $68.2 million in the prior year twenty-six weeks ended July 1, 2001.

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

                             THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                     ---------------------------------   -------------------------------------
                          JUNE 30,           JULY 1,           JUNE 30,           JULY 1,
                            2002              2001               2002              2001
                     ---------------   ---------------   -----------------   -----------------
                                        (In thousands, except percentages)
                                                   (Unaudited)

                                % of              % of                % of                % of
                                 Net               Net                 Net                 Net
                                Sales             Sales               Sales               Sales
                                -----             -----               -----               -----

Net Sales            $ 676,576   100%  $ 691,250   100%  $ 1,221,552   100%  $ 1,234,134   100%
Cost of goods sold    (400,473)   59%   (424,810)   61%     (743,805)   61%     (775,214)   63%
                     ---------   ---   ---------   ---   -----------   ---   -----------   ---

Gross profit           276,103    41%    266,440    39%      477,747    39%      458,920    37%

Other operating
 expenses:
Marketing, general
 and administrative
 expenses             (197,220)   29%   (192,388)   28%     (359,461)   29%     (361,033)   29%
Special charges          1,644    --      (1,084)   --           840    --        (1,084)   --
                     ---------   ---   ---------   ---   -----------   ---   -----------   ---

Operating income        80,527    12%     72,968    11%      119,126    10%       96,803     8%

Gain on sale of
  Distributorship           --    --       2,900    --            --    --         2,900    --
Interest income             --    --          --    --            --    --            --    --
Interest expense            --    --          --    --            --    --            --    --
Other (expense)
  income - net             142    --       1,010    --            (7)   --         1,228    --
                     ---------   ---   ---------   ---   -----------   ---   -----------   ---

Income before taxes  $  80,669    12%  $  76,878    11%  $   119,119    10%  $   100,931     8%
                     =========   ===   =========   ===   ===========   ===   ===========   ===

Sales and volume

Net sales decreased 2.1% in the second quarter of 2002 and 1.0% in the first twenty-six weeks of 2002, compared to the same periods last year. Second quarter 2002 net sales of $676.6 million were $14.7 million lower than second quarter 2001 net sales of $691.3 million due primarily to a decrease in revenues per barrel and due to a slight decrease in unit volume. Revenues per barrel decreased 1.5% and 1.0% in the second quarter of 2002 and the twenty-six weeks ended June 30,2002, respectively, due to the sale of three company-owned distributorships and a shift in our sales mix away from some of our higher-net-revenue products and geographies. These decreases were partially offset by domestic price increases and reduced price promotion expense versus a year ago.

Our unit volume sales were down 0.7% in the second quarter of 2002 compared to the second quarter of 2001. Lower volume was driven by competitive market conditions. We sold 6,371,000 barrels of beverages in the second quarter of 2002 versus 6,413,000 barrels in the second quarter of 2001.

Year-to-date net sales of $1,221.5 million decreased $12.6 million over the same period last year, due to the same factors that impacted the second quarter of 2002. We sold 11,501,000 barrels in the first half of 2002 compared to 11,519,000 in same period last year. Our year-to-date volume declined 0.2% over the same period last year due to the same factors that impacted the second quarter of 2002.

Cost of goods sold

Cost of goods sold was $400.5 million in the second quarter of 2002 and $743.8 million year-to-date, compared to $424.8 million and $775.2 million, respectively, for the same periods last year. As a percentage of net sales, cost of goods sold was 59.2% for the second quarter and 60.9% year-to-date 2002,respectively, compared to 61.5% and 62.8% for the same periods last year. On a per barrel basis, cost of goods sold decreased 5.1% in the second quarter of 2002 compared to the same period last year.

Year-to-date cost of goods sold per barrel decreased 3.9% compared to the same period last year. The decreases in the thirteen and twenty-six weeks ended June 30, 2002, are primarily attributable to lower packaging and raw material costs, the result of operations efficiency initiatives and the sale of three company-owned distributorships during 2001. The raw material savings were primarily attributable to improved purchasing arrangements and business process improvements. The decrease in cost per barrel was partially offset by higher capacity costs.

Gross profit

As a result of the factors noted above, gross profit increased 3.6% to $276.1 million in the second quarter of 2002, from $266.4 million in the second quarter of 2001. Year-to-date gross profit increased 4.1% to $477.7 million compared to $458.9 million for the same period last year also as a result of cost reductions.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased 2.5% to $197.2 million for the second quarter of 2002, from $192.4 million for the same period last year. In the second quarter of 2002, we incurred higher marketing expense as a result of investing more per barrel in advertising and sales promotion. General and administrative expenses were flat in the second quarter of 2002 compared to the second quarter of 2001. Although we increased spending to improve our infrastructure, the general and administrative expense increases were completely offset by the sale of three company owned distributorships last year.

Year-to-date marketing, general and administrative expenses decreased 0.4% to $359.5 million for the twenty-six weeks ended June 30, 2002, from $361.0 million for the same period last year primarily due to the sale of company owned distributorships and certain one time reductions in overhead expense realized during the first quarter of 2002, partially offset by higher advertising and sales promotion spending.

Special credit (charge)

In the second quarter of 2002, we recorded a special credit of $1.6 million related to the settlement of a legal dispute with our former partner in a brewing business in South Korea. We are expecting to receive additional payments in 2002 and 2003. As we are continuing to assess the collectibility, we have not recognized any amounts owed us in our accounts receivable balance at June 30, 2002. In the second quarter of 2001, we recorded a special charge of $1.1 million for incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure with EDS. Year to date special credits include the above mentioned settlement partially offset by a charge related to the dissolution of our former can and end joint venture.

Operating income

As a result of the factors noted above,including special items, operating income was $80.6 million for the second quarter of 2002, representing a 10.4% increase from $73.0 million in the second quarter of 2001. Year-to-date, operating income including special items increased 23.1% to $119.1 million compared to $96.8 million for the same period last year.

Excluding special items, operating income for the second quarter of 2002 was $78.9 million, representing a 6.5% increase over the same period last year. Year-to-date operating income, excluding special items, increased 20.8% to $118.3 million compared to $97.9 million for the same period last year.

Other income(expense) - net

Net other income of $0.1 million in the second quarter of 2002 decreased $3.8 million from $3.9 million in the second quarter of 2001. The decrease was primarily due to a $2.9 million gain realized in the second quarter 2001 on the sale of one of our company owned distributorships. Year-to-date net other expense was $7 million in 2002 compared with income of in 2001. The reduction in income from last year was primarily due to a gain realized from the sale of our company-owned distributorships in 2001 and higher 2002 losses from our joint venture with Molson, Inc.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

                           THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                     ---------------------------------   --------------------------------
                         JUNE 30,           JULY 1,          JUNE 30,          JULY 1,
                           2002              2001              2002             2001
                     ---------------   ---------------   ----------------   -------------
                                       (In thousands, except percentages)
                                                  (Unaudited)
                                % of              % of               % of            % of
                                 Net               Net                Net             Net
                                Sales             Sales              Sales           Sales
                                -----             -----              -----           -----

Net Sales            $ 347,393   100%  $ 1,450     100%  $ 541,739    100%  $ 2,266   100%
Cost of goods sold    (215,747)   62%      (70)      5%   (348,259)    64%     (819)   36%
                     ---------   ---   -------   -----   ---------    ---   -------   ---

Gross profit           131,646    38%    1,380      95%    193,480     36%    1,447    64%

Other operating
 expenses:
Marketing, general
 and administrative
 expenses              (89,091)   26%   (2,230)    154%   (142,264)    26%   (3,543)  156%
Special charges             --    --        --      --          --     --        --    --
                     ---------   ---   -------   -----   ---------    ---   -------   ---

Operating income        42,555    12%     (850)     59%     51,216      9%   (2,096)   92%

Gain on sale of
  Distributorship           --    --        --      --          --     --        --    --
Interest income          5,011     1%       --      --       7,431      1%       --    --
Interest expense            --    --        --      --          --     --        --    --
Other (expense)
  income - net          (1,117)   --        --      --         761     --        --    --
                     ---------   ---   -------   -----   ---------    ---   -------   ---

Income before taxes  $  46,449    13%  $  (850)     59%  $  59,408     11%  $(2,096)   92%
                     =========   ===   =======   =====   =========    ===   =======   ===

We acquired the Coors Brewers Limited business on February 2, 2002, and began reporting results of our new business in a new Europe operating segment. The Coors Brewers Limited business represents nearly all of our new Europe segment. Since we did not own Coors Brewers Limited prior to February 2, 2002, we did not report historical financial results relative to this business. Accordingly, the historical Europe results include only our pre-acquisition European operation which generated minimal volume and revenue. Our discussion on the results of operations for the Europe segment has been condensed for these purposes, as comparative results are generally not meaningful. Comparative results for our Europe segment will be more meaningful beginning February 2, 2003, at which time we will have owned Coors Brewers Limited for a full year.

Sales and volume

The Europe segment achieved net sales of $347.4 million in the second quarter of 2002 and $541.7 million in the first twenty-six weeks of 2002. Unit volume to retail was 2,510,000 barrels for the second quarter of 2002 and 3,886,000 barrels year-to-date.

Cost of goods sold

Cost of goods sold was $215.7 million in the second quarter of 2002 and $348.3 million year-to-date. As a percentage of net sales, cost of goods sold was 62.1% and 64.3% for the second quarter and year-to-date 2002, respectively.

Gross profit

Gross profit was $131.6 million in the second quarter of 2002 and $193.5 million through the twenty six weeks ended June 30, 2002.

Marketing, general and administrative expenses

Marketing, general and administrative expenses were $89.1 million for the second quarter of 2002 or 25.6% of net sales. Year-to-date marketing, general and administrative expenses were $142.3 million, or 26.3% of net sales.

Operating income

As a result of the factors noted above, operating income was $42.6 million for the second quarter of 2002. Year-to-date operating income was $51.2 million.

Interest income

During the second quarter of 2002, the Europe segment recognized $5.0 million of interest income associated with trade loans to retail outlets. During the twenty-six weeks ended June 30,2002 interest income was $7.4 million.

Other (expense) income - net

Year-to-date other income was $0.8 million related to royalties and other miscellaneous revenues.

Earnings before income tax

The Europe segment contributed $46.4 million and $59.4 million in the second quarter and year-to-date of 2002, respectively, to consolidated earnings before income taxes. As a percent of consolidated earnings before income tax during the second quarter and year-to-date of 2002, the Europe segment earnings represented 43.5% and 39.2%, respectively.

THE CORPORATE SEGMENT RESULTS OF OPERATIONS

                         THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                     -----------------------------    ------------------------------
                        JUNE 30,         JULY 1,         JUNE 30,         JULY 1,
                          2002            2001             2002            2001
                     -------------    ------------    -------------    -------------
                                    (In thousands, except percentages)
                                              (Unaudited)
                               % of            % of           % of              % of
                                Net             Net            Net               Net
                               Sales           Sales          Sales             Sales
                               -----           -----          -----             -----

Net Sales            $     --   --    $    --   --    $     --   --    $     --   --
Cost of goods sold         --   --         --   --          --   --          --   --
                     --------   --    -------   --    --------   --    --------   --

Gross profit               --   --         --   --          --   --          --   --

Other operating
 expenses:
Marketing, general
 and administrative
 expenses                  --   --         --   --          --   --          --   --
Special charges          (570)  --         --   --      (2,642)  --          --   --
                     --------   --    -------   --    --------   --    --------   --

Operating income         (570)  --         --   --      (2,642)  --          --   --

Gain on sale of
  Distributorship          --   --         --   --          --   --          --   --
Interest income         1,336   --      4,387   --       3,177   --       8,999   --
Interest expense      (19,563)  --       (328)  --     (28,973)  --      (1,139)  --
Other (expense)
  income - net         (1,596)  --        133   --       1,602   --       3,087   --
                     --------   --    -------   --    --------   --    --------   --

Income before taxes  $(20,393)  --    $ 4,192   --    $(26,836)  --    $ 10,947   --
                     ========   ==    =======   ==    ========   ==    ========   ==

The Corporate segment includes interest and certain corporate office costs in both the Americas and Europe. The majority of these corporate costs relate to interest expense, certain legal and finance costs and other miscellaneous expenses not attributable to the Americas or Europe operating segments.

Special charges

Special charges of $0.6 million and $2.6 million were recognized during the thirteen and twenty-six weeks ended June 30, 2002, respectively, for transition expenses related to the U.K. business, including accounting, appraisal and legal fees. No special charges were recognized in the thirteen or twenty-six weeks ended July 1, 2001.

Interest income

Interest income of $1.3 million during the second quarter of 2002 represents a $3.1 million decrease from a year ago because we sold the majority of our marketable securities to help fund the acquisition of Coors Brewers Limited. Year-to-date, interest income decreased $5.8 million to $3.2 million for the same reason.

Interest expense

Interest expense of $19.6 million during the second quarter 2002 represents a $19.2 million increase from a year ago. Interest expense was $29.0 million compared to $1.1 million during the twenty-six weeks ended July 1, 2001. The increases in 2002 was the result of increased debt associated with the acquisition of Coors Brewers Limited.

Other (expense) income - net

Other expense of $1.6 million during the second quarter of 2002 represents a $1.7 million increase as compared to 2001. This increase is primarily due to foreign exchange losses recognized during the second quarter of 2002. Year-to-date, other income decreased $1.5 million to $1.6 million due to the same reason.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 30, 2002, we had working capital of $25.7 million compared to working capital of $89.0 million at December 30, 2001. Cash and short-term and long-term securities totaled $138.1 million at June 30, 2002, compared to $309.7 million at December 30, 2001. The significant decrease in working capital was primarily due to a decrease in marketable securities of $232.6 million and increases in accounts payable and accrued liabilities, and taxes. Our cash and short-term and long-term securities balances also decreased due to the sale of marketable securities in the first quarter of 2002. A portion of the cash provided by the sale of marketable securities was used to fund our acquisition of Coors Brewers Limited. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. In July 2002, we repaid $90 million of outstanding borrowings.

Operating activities

Net cash provided by operating activities of $96.3 million for the twenty-six weeks ended June 30, 2002, decreased $13.0 million compared to net cash provided by operating activities of $109.3 million for the same period last year. The change in cash flows from operating activities was primarily attributable to an increase in accounts receivable, partially offset by an increase in net income, and depreciation and amortization expense.

Investing activities

During the twenty-six weeks ended June 30, 2002, net cash used in investing activities was $1.4 billion compared to $96.9 million in the same period last year. Cash used in the current year includes the $1.6 billion payment, net of cash acquired, made to acquire Coors Brewers Limited and includes year-to-date additions to properties and intangible assets of $104.5 million. However, excluding our $1.6 billion payment, net of cash acquired, to acquire Coors Brewers Limited and our $65 million payment, made in January, 2001, for our 49.9% interest in Molson USA, LLC, total cash provided by investing activities increased $173.6 million compared to the same period last year, due to more proceeds from sales of marketable securities in 2002 and less cash used to purchase marketable securities. In 2002, our net cash proceeds from marketable securities activity was $232.8 million compared to $207.9 million last year. In 2002, we sold all of our marketable securities. Also, we did not purchase any new marketable securities in the first half of 2002 compared to purchases of $171.2 million in the first half of 2001.

Financing activities

Net cash provided by financing activities was $1.4 billion for the twenty-six weeks ended June 30, 2002, compared to net cash used in financing activities of $53.5 million for the same period last year. The increase was due to our proceeds from issuance of debt in the first half of 2002 to fund our acquisition of Coors Brewers Limited, partially offset by payments on outstanding borrowings.

DEBT OBLIGATIONS

On July 1, 2002, Rocky Mountain Metal Container(RMMC), our can and end joint venture with Ball Corporation ("Ball") as planned increased its debt obligations to $50 million. The debt obligation at June 30, 2002, is the maximum contemplated under the private placement facility. The debt proceeds are used to finance planned capital improvements. RMMC's debt is secured by the joint venture's various supply and access agreements with no recourse to either us or Ball. This debt is not included in our financial statements as the joint venture is accounted for under the equity method. (see Subsequent Event footnote 13).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


Contractual cash obligations as of June 30, 2002:

                                      Payments due by period
                       --------------------------------------------------
                                  Less than     1-3      4-5      After
                         Total      1 year     years    years    5 years
                       ----------  --------  --------  --------  --------
                                         (in thousands)
Long term debt         $1,620,083  $106,708  $274,143  $353,870  $885,362
Capital lease
  obligations               7,032     4,688     2,344        --        --
Operating leases           80,584    10,394    24,823    17,523    27,844
Other long term
  obligations (1)       1,396,529   682,880   507,404   189,745    16,500
                       ----------  --------  --------  --------  --------
    Total obligations  $3,104,228  $804,670  $808,714  $561,138  $929,706
                       ==========  ========  ========  ========  ========

Other commercial commitments:

                               Amount of commitment expiration per period
                          -----------------------------------------------------
                          Total amounts  Less than    1-3       4-5      After
                            committed      1 year    years     years    5 years
                          -------------  ---------   -----     -----    -------
                                               (in thousands)
Standby letters of
  credit                      $ 776        $ 776        --        --         --
                              -----        -----     -----     -----    -------
    Total commercial
      commitments             $ 776        $ 776     $  --     $  --    $    --
                              =====        =====     =====     =====    =======

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

In particular, statements that we make under the headings "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2002" relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2002 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.

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

To improve our financial performance, we must grow premium beverage volume, achieve modest price increases for our products and control and reduce costs. The most important factors that could influence the achievement of these goals and cause actual results to differ materially from those expressed in the forward looking statements, include, but are not limited to, the following:

RISK FACTORS

These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 30, 2001 report on Form 10-K. You should carefully consider the following factors and the other information contained within this document:

-- We have a substantial amount of indebtedness.

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

-- The government of markets in which we operate may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

-- If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

-- Any significant shift in packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand.

-- We depend on independent distributors in the United States to sell our products, and we cannot provide any assurance that these distributors will effectively sell our products.

-- Because our sales volume is more concentrated in a few geographic areas in the U.S. and United Kingdom, any loss of market share in the markets where we are concentrated would have a material adverse effect on our results of operations.

-- We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

-- Our ability to successfully integrate the Coors Brewers Limited business and to implement our business strategy with respect to the Coors Brewers Limited business could have a material adverse effect on our financial results.

-- Loss of key members of the Coors Brewers Limited management team could negatively impact our ability to successfully operate the U.K. business.

-- Our success depends largely on the success of one product in the U.S. and in the U.K. the failure of which would materially adversely affect our financial results.

-- Consolidation of pubs and growth in the size of pub chains in the U.K. could result in less bargaining strength on pricing.

-- We may experience labor disruptions in the U.K.

OUTLOOK FOR 2002

With the acquisition of the Carling business, subsequently renamed Coors Brewers Limited, early in 2002, we anticipate that net sales; cost of goods sold; marketing, general & administrative expense; operating income; and interest expense will increase substantially. As such, the following outlook discussion will focus primarily on performance factors related to our Americas business segment and our Europe segment, where appropriate.

Sales and Volume

Second quarter and year-to-date net sales benefited from U.S. pricing and reductions in price promotions, partially offset by a sales mix shift away from higher-net-revenue products domestically and internationally. We remain cautiously optimistic that these favorable pricing trends will continue through the balance of the year. The net sales impact in the second quarter and year-to-date of 2002 related to the sale of three company-owned distributorships during 2001 is likely to continue until early in the fourth quarter of 2002. Although we have not seen significant volume benefits from our sales and marketing efforts, we are encouraged by new brand-building initiatives led by new marketing, including our new sponsorship deal that makes Coors Light the Official Beer of the National Football League. The large excise tax increase in Puerto Rico, which took effect during June 2002, could adversely affect Americas sales volume during the remainder of 2002.

Our Europe business has achieved strong volume growth in the twenty-six weeks ended June 30, 2002. Although we achieved strong volume year-to-date, volumes benefited from special events. Also, in the same period last year, volume was effected by hoof and mouth disease, which limited access to the country side. We implemented some price increases earlier this year in Europe, however, we have seen more competitive off-premise price discounting, along with a continuing shift of the market toward the off-premise channel. We will continue to monitor promotional discounting, value-pack activity and volume shifts between the off-trade and on-trade channels.

Cost of goods sold

We currently expect full-year Americas cost of goods sold per barrel to be lower versus last year primarily because of the impact of selling company-owned U.S. distributorships during 2001. We also expect to lower cost of goods sold in the Americas due to continued operating efficiencies. We have realized cost decreases due to lower distribution costs and related supply chain work. Other factors we expect to see contribute to lower cost of goods sold in the Americas include slightly lower costs for cans, paper packaging and agricultural commodities, partially offset by modestly higher glass bottle costs. Fuel costs are difficult to project, and significant changes in oil or natural gas prices could alter our cost outlook. We expect fuel costs to be the same as 2001 or slightly higher. Cost of sales in the second quarter and year-to-date of 2002 benefited from the sale of three company-owned distributorships during 2001.
We will continue to benefit from this until early in the fourth quarter of 2002. Our outlook could also change because cost of goods sold per barrel is dependant on actual sales volume and the related volume leverage that we are able to achieve.

In Europe, we continue to achieve modest savings from operating and purchasing efficiencies.

Marketing, general and administrative expenses

Our sponsorships with the National Football League and other properties offer significant opportunities to effectively invest behind our brands. Full-year marketing, general and administrative expenses for the Americas are expected to be higher than last year due to incremental spending in advertising and sales promotion and increased spending to improve our infrastructure.

Interest Income(Expense)

Consolidated 2002 interest income is likely to be consistent with 2001 due to U.K. trade-loan interest income offset by lower balances of cash and marketable securities.

Interest expense will continue to increase significantly in 2002 as compared to 2001 as a result of new debt issued to finance our acquisition of the Carling business.

Taxes

Our tax rate for the rest of 2002 is expected to be consistent with the rate applied to income during the first twenty-six weeks of 2002. The first quarter tax rate of 39.5% was higher because we had not yet completed our purchase and tax accounting for the acquisition of Coors Brewers Limited.

Earnings Before Income Taxes

Our Europe business usually posts a loss in January after a big holiday period. As a result, earnings before income taxes for the twenty-one weeks beginning February 2, 2002 and ended June 30, 2002, that we owned Coors Brewers Limited was higher than it would have been if we had owned this business for the entire first half of 2002. Also, earnings before income taxes would have been lower due to an increase in interest expense due to the full year impact of the debt incurred on February 2, 2002 to help fund our acquisition of Coors Brewers Limited.

Other

As disclosed in our Form 10-K for 2001, our pension asset investment return assumption was 10.5%. We feel this rate is appropriate since the actual average annual return that has been achieved by our pension investments over the last 25 years, including the negative returns through the date of this writing, is in excess of 11%. In light of the current long-term outlook for capital markets, we will closely reevaluate this return assumption for 2003. Lowering the long-term assumption by 0.5% would result in an increase in pension expense annually of approximately $2.5 million.

We expect full-year 2002 capital expenditures (excluding capital improvements for our existing joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $225 to $235 million, excluding approximately $5 million of capitalized interest. The range of capital spending will be impacted by the foreign exchange rate of the British pound on the Coors Brewers Limited portion of our capital spending. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. We have established policies and procedures to govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British pound
(GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. Additionally, some counterparty fair-value positions favorable to us and in excess of certain thresholds are collateralized with cash, U.S. Treasury securities or letters of credit. In some instances we have reciprocal collateralization responsibilities for fair value positions unfavorable to us and in excess of certain thresholds. At June 30, 2002, we had zero counterparty collateral and had none outstanding.

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. We also paid off certain intercompany loan balances with Interbrew for a total purchase price of Pound Sterling 1.2 billion (approximately $1.7 billion), plus associated fees and expenses and a restructuring provision. This business was subsequently renamed Coors Brewers Limited. As part of our strategy to limit the possible effects of foreign exchange on our acquisition of Coors Brewers Limited and the subsequent financial structure implemented for the acquisition, we evaluated and entered into a number of derivative instruments.

In December 2001, we entered into a commitment with lenders for the financing of the acquisition of Coors Brewers Limited assets. Embedded in the commitment letter was a foreign currency option, purchased by us, which limited our maximum amount of U.S. dollars required to fund the acquisition. At the time our bid was accepted we entered into a foreign currency forward sale agreement to fix the British pound value of some of our cash on hand that was used to fund the acquisition. The option in the loan commitment expired on February 11, 2002, and the foreign currency forward sale settled on January 12, 2002. These two transactions resulted in a combined loss and amortization expense of $1.2 million realized during the first quarter of 2002.

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

Upon establishing the intercompany loan, we entered into a forward sale agreement for 530 million British pounds. The forward sale agreement was entered into in order to hedge the effect of fluctuations in the British pound exchange rates on the remeasurement of the intercompany loan. The forward sale agreement expired on May 7, 2002. The change in fair value of the forward sale was primarily offset by increases or decreases in the value of the intercompany loan. (See Derivative footnote 11 to the consolidated financial statements).

Since the underlying financing associated with the intercompany loan was short-term in nature (the bridge loan), and because our forward sale agreements established as hedges of the intercompany loan expired on May 7, 2002, we were exposed to fluctuations of the British pound exchange rate on our cash requirement to settle the forwards and repay the bridge loan. Therefore, on February 2, 2002, we paid approximately $1.7 million for a 530 million British pound call option with a strike rate of 1.48 U.S. dollars to British pounds. This option expired May 7, 2002. This option limited the maximum amount of U.S. dollars required to settle our forward sale agreement and repay our bridge loan obligations. The cash needed for these transactions was satisfied by our private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012 (See Derivative footnote 11 to the consolidated financial statements) and cash on hand. Amortization expense of approximately $1.7 million related to the call option was recognized in the first quarter of 2002.

On May 7, 2002, we entered into certain cross currency swaps totaling Pound Sterling530 million (approximately $774 million). The swaps include an initial exchange of principal on the date of the private placement and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed British pound interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received British pounds. Upon final exchange, we will provide British pounds to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future British pound interest and principal receipts on an intercompany loan between us and our Europe subsidiary that results from changes in the U.S. dollar to British pound exchange rates.

On June 28, 2002, we entered into an interest rate swap agreement related to $76.2 million of our 6 3/8% Senior notes due 2012. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million of our 6 3/8% Senior Notes due 2012 attributable to changes in the LIBOR swap rates.

We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques - sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

We use Value-at-Risk to monitor the foreign exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded within due to changes in the fair value of these foreign exchange rate and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value at risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

The Value-at-Risk calculation is a statistical measure of risk exposure based on probabilities and is not intended to represent actual losses in fair value that we may incur. The calculated Value-at-Risk result does not represent the full extent of the possible loss that may occur. It attempts to represent the most likely measure of potential loss that may be experienced 95 times out of 100 due to adverse market events that may occur. Actual future gains and losses will differ from those estimated by Value-at-Risk because of changes or differences in market rates and interrelationships, hedging instruments, hedge percentages, timing and other factors.

The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $9.0 million at June 30, 2002. As we did not enter into the cross currency swaps until the second quarter of 2002, there is no comparable one-day loss in fair value at December 31, 2001. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of the underlying transaction being hedged, our inter-company loan. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

                                    Notional
                                   principal
                                  amounts(USD)   Fair values      Maturity
                                  ------------   -----------    -----------
June 30, 2002
-------------
Foreign currency management
    Forwards                         20,483            (89)     07/02-05/03
    Cross currency swap             773,800        (37,078)           05/12
Commodity pricing management
    Swaps                           130,768         (4,347)     08/02-08/04
Interest rate pricing management
    Interest rate swap               76,200          1,316            05/12

December 30, 2001
-----------------
Foreign currency management
    Option(l)                     1,705,000         (1,023)           02/02
    Forwards                        228,650          2,336      01/02-04/03
Commodity pricing management
    Swaps                           132,477        (10,563)     02/02-02/04

(1) The foreign exchange option for $1.7 billion notional was purchased to hedge our exposure to fluctuations in the British pound exchange rate related to acquisition of certain Coors Brewers assets. This option was settled in May 2002.

Maturities of derivative financial instruments held on June 30, 2002, are as follows (in thousands):

                            2002(2)            2003          2004 and thereafter
                            --------         --------        -------------------
                            $(3,414)         $(1,189)              $(35,594)

(2) Amount includes the estimated deferred net loss of $4.4 million that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

Inter-company loans are generally hedged against foreign exchange risk through the use of cross-currency swaps with third parties.

A sensitivity analysis has been prepared to estimate our exposure to market risk of interest rates, foreign exchange rates, and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

                                           AS OF              AS OF
ESTIMATED FAIR VALUE VOLATILITY        JUNE 30, 2002    DECEMBER 30, 2001
-------------------------------       --------------    -----------------
                                                (In millions)
Foreign currency risk:
  forwards, options                        $  (1.5)            $ (22.2)
Interest rate risk:  debt,swaps            $ (39.2)            $  (0.4)
Commodity price risk:  swaps               $ (12.6)            $ (12.2)

PART II. OTHER INFORMATION

ITEM 1. LEGAL

We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.1     2002 Amendment to Adolph Coors Company Equity
                          Incentive Plan

         Exhibit 10.2 Form of change in control agreements for Chairman and for Chief Executive Officer

         Exhibit 10.3 Form of change in control agreements for other officers.

(b)      Reports on Form 8-K

         Current Report on Form 8-K/A dated April 18, 2002

         Current Report on Form 8-K dated May 2, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADOLPH COORS COMPANY




                                  By /s/ Ronald A. Tryggestad
                                    ---------------------------
                                    Ronald A. Tryggestad
                                    Vice President and Controller
                                    (Chief Accounting Officer)



August 14, 2002

                                 EXHIBIT INDEX

Exhibit 10.1     2002 Amendment to Adolph Coors Company Equity Incentive Plan

Exhibit 10.2 Form of change in control agreements for Chairman and for Chief Executive Officer

Exhibit 10.3     Form of change in control agreements for other officers.