Form 10-Q
period 2002-09-29
COORS ADOLPH CO
filed 2002-11-13
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 0-8251

ADOLPH COORS COMPANY
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
311 Tenth Street, Golden, Colorado (Address of principal executive offices)	80401 (Zip Code)

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

        YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2002:

Class A Common Stock—1,260,000 shares
Class B Common Stock—35,031,176 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED
	September 29, 2002	September 30, 2001
Sales—domestic and international	$1,322,722	$742,654
Beer excise taxes	(321,124)	(107,991)

Net sales	1,001,598	634,663
Cost of goods sold	(636,094)	(402,306)

Gross profit	365,504	232,357
Marketing, general and administrative expenses	(276,359)	(179,537)
Special charge	—	(17,673)

Operating income	89,145	35,147
Gain on sale of distributorship	—	23,692
Interest income	5,689	4,417
Interest expense	(21,805)	(66)
Other income (expense)—net	1,552	(473)

Earnings before income taxes	74,581	62,717
Income tax expense	(27,962)	(23,801)

Net income	$46,619	$38,916

Net income per common share—basic	$1.29	$1.05

Net income per common share—diluted	$1.28	$1.05

Weighted average number of outstanding common shares—basic	36,193	37,072

Weighted average number of outstanding common shares—diluted	36,537	37,237

Cash dividends declared and paid per common share	$0.205	$0.205

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001
Sales—domestic and international	$3,630,003	$2,190,211
Beer excise taxes	(834,814)	(319,148)

Net sales	2,795,189	1,871,063
Cost of goods sold	(1,758,458)	(1,178,339)

Gross profit	1,036,731	692,724
Marketing, general and administrative expenses	(778,084)	(544,113)
Special charge	(1,802)	(18,757)

Operating income	256,845	129,854
Gain on sale of distributorships	—	26,592
Gain on sales of securities	4,003	3,572
Interest income	16,297	13,416
Interest expense	(50,778)	(1,205)
Other (expense) income—net	(95)	270

Earnings before income taxes	226,272	172,499
Income tax expense	(84,834)	(65,403)

Net income	$141,438	$107,096

Net income per common share—basic	$3.92	$2.88

Net income per common share—diluted	$3.88	$2.86

Weighted average number of outstanding common shares—basic	36,094	37,186

Weighted average number of outstanding common shares—diluted	36,497	37,482

Cash dividends declared and paid per common share	$0.615	$0.595

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 29, 2002	December 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,744	$77,133
Short-term marketable securities	—	232,572
Accounts receivable, net	515,423	94,985
Other receivables, net	107,755	13,747
Inventories:
Finished	101,751	32,438
In process	33,191	23,363
Raw materials	69,425	41,534
Packaging materials	11,821	17,788

Total inventories	216,188	115,123
Other current assets	89,471	72,969

Total current assets	999,581	606,529
Properties, at cost and net	1,330,106	869,710
Goodwill	641,752	6,955
Other intangibles, net	529,430	79,334
Investments in joint ventures	195,419	94,785
Other non-current assets	432,687	82,379

Total assets	$4,128,975	$1,739,692

(Continued)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 29, 2002	December 30, 2001
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$330,469	$222,493
Accrued salaries and vacations	67,027	56,767
Taxes, other than income taxes	132,355	31,271
Accrued expenses and other liabilities	429,125	118,976
Current portion of long-term debt	51,113	88,038

Total current liabilities	1,010,089	517,545
Long-term debt	1,447,037	20,000
Deferred tax liability	266,135	61,635
Other long-term liabilities	253,724	189,200

Total liabilities	2,976,985	788,380

Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued: none)	—	—
Class A common stock, voting, no par value (authorized and issued: 1,260,000 shares)	1,260	1,260
Class B common stock, non-voting, no par value, $0.24 stated value (authorized: 200,000,000 shares; 34,964,749 issued in 2002 and 34,689,410 in 2001)	8,325	8,259

Total capital stock	9,585	9,519
Paid-in capital	14,343	—
Unvested restricted stock	(1,051)	(597)
Retained earnings	1,073,602	954,981
Accumulated other comprehensive income (loss)	55,511	(12,591)

Total shareholders' equity	1,151,990	951,312

Total liabilities and shareholders' equity	$4,128,975	$1,739,692

(Concluded)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$141,438	$107,096
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of joint ventures	(44,743)	(36,086)
Distributions from joint ventures	49,892	28,945
Impairment charge	—	5,991
Depreciation, depletion and amortization	173,992	89,998
Gains on sales of securities	(4,003)	(3,572)
Net gain on sale or abandonment of properties and intangibles	(4,858)	(24,261)
Deferred income taxes	2,290	(19,141)
Change in operating assets and liabilities	(120,806)	29,402

Net cash provided by operating activities	193,202	178,372

Cash flows from investing activities:
Purchases of securities	—	(210,527)
Sales and maturities of securities	232,758	230,559
Capital expenditures	(144,868)	(157,186)
Additions to intangible assets	(7,295)	(732)
Proceeds from sales of properties	19,760	19,013
Acquisition of Coors Brewers Limited, net of cash acquired	(1,587,300)	—
Investment in Molson USA, LLC	(2,750)	(65,000)
Other	(7,562)	10,781

Net cash used in investing activities	(1,497,257)	(173,092)

Cash flows from financing activities:
Issuances of stock under stock plans	11,152	9,904
Purchases of stock	—	(39,913)
Dividends paid	(22,220)	(22,136)
Proceeds from issuance of debt	2,406,788	—
Payments on debt and capital lease obligations	(1,079,243)	—
Debt issuance costs	(10,074)	—
Change in overdraft balances	(22,854)	(26,756)
Other	3,947	1,608

Net cash provided by (used in) financing activities	1,287,496	(77,293)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(16,559)	(72,013)
Effect of exchange rate changes on cash and cash equivalents	10,170	(207)
Balance at beginning of year	77,133	119,761

Balance at end of quarter	$70,744	$47,541

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002

1. BUSINESS

        We are the third-largest producer of beer in the United States based on volume and revenues. Since our acquisition of the majority business of the former Bass Brewers and other assets from Interbrew in February 2002, which we now collectively call Coors Brewers Limited, we are the eighth largest brewer in the world based on volume. Including Coors Brewers Limited, the number two brewer in the United Kingdom based on total beer volume, we expect to produce in excess of 32 million barrels of beer and other beverages this year. Since our founding in 1873, we have been committed to producing the highest quality beers and other beverages.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements

        In our opinion, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, and certain other adjustments as discussed in Note 5, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2001. Also, these financial statements should be read in conjunction with the financial statements of our acquired business and the pro forma financial information included in our Form 8-K/A filed with the Securities and Exchange Commission on April 18, 2002 and our Form S-4 filed with the Securities and Exchange Commission on August 14, 2002. The results of operations for the thirty-nine weeks ended September 29, 2002, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The results of Coors Brewers Limited operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

        The year-end condensed balance sheet data was derived from audited financial statements.

Reclassifications

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

        Also, during the third quarter of 2002, we identified approximately $38 million of fiscal year-to-date second quarter cash flows provided by financing activities that were misclassified as cash flows provided by operating activities in our previously filed quarterly report on Form 10-Q for the twenty-six weeks ended June 30, 2002. The misclassification was due to a change in the amount of overdraft balances that are reclassified from cash provided by operating activities to cash provided by financing activities each quarter. The misclassification had no impact on reported net income or earnings per share.

        The following table presents the previously reported and adjusted amounts for the twenty-six weeks ended June 30, 2002.

	AS REPORTED	AS ADJUSTED
	(In thousands)
Change in operating assets and liabilities	$(105,806)	$(143,533)
Net cash provided by operating activities	$96,286	$58,559
Net cash used in investing activities	$(1,446,688)	$(1,446,688)
Change in overdraft balances	$(54,112)	$(16,385)
Net cash provided by financing activities	$1,408,408	$1,446,135
Net increase in cash and cash equivalents	$58,006	$58,006

        During the third quarter of 2002, certain reclassifications were also made to our 2002 Coors Brewers Limited (included in our Europe segment) actual results of operations to reflect an additional $6.5 million and $23.8 million of both sales and cost of goods sold in the first and second quarter 2002, respectively. The adjustments relate to sales and expense reclassifications for financial reporting purposes and have no impact on reported gross profit, net income, earnings per share or cash flows.

	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED		TWENTY-SIX WEEKS ENDED
	March 31, 2002		June 30, 2002		June 30, 2002
	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED	AS REPORTED	AS ADJUSTED
	(In thousands)		(In thousands)		(In thousands)
Net sales	$739,322	$745,822	$1,023,969	$1,047,769	$1,763,291	$1,793,591
Cost of goods sold	$(475,844)	$(482,344)	$(616,220)	$(640,020)	$(1,092,064)	$(1,122,364)
Earnings before income taxes	$44,966	$44,966	$106,725	$106,725	$151,691	$151,691

Significant non-cash transactions

        During the first thirty-nine weeks of 2002 and 2001, we issued restricted common stock under our management incentive program. The non-cash impact of these issuances, net of forfeitures and tax withholding, was $0.7 million and $1.2 million, respectively. Also during the first thirty-nine weeks of 2002 and 2001, equity was increased by the tax benefit on the exercise of stock options under our stock plans of $2.0 million and $4.2 million, respectively.

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS 143) which is applicable to financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this standard to determine, among other things, whether it has any asset retirement obligations that are covered under the scope of SFAS 143, and the effect, if any, to the Company of adopting this standard. The Company will implement SFAS 143 no later than December 30, 2002.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date, as previously required. Our adoption of SFAS 144 on December 31, 2001 did not have a material effect on our operating results or financial position.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, (SFAS 145), which is applicable for fiscal years beginning after May 15, 2002. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item, and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to existing pronouncements. This statement will be effective for us for the year ending December 28, 2003. We do not expect the adoption of SFAS 145 to have a material effect on our operating results or financial position.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146) which is applicable for exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are evaluating the impact, if any, that the implementation will have on our financial statements upon our adoption of the statement on December 31, 2002.

3. COORS BREWERS LIMITED ACQUISITION

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. and paid off certain intercompany loan balances with Interbrew, for a total purchase price of 1.2 billion British Pounds Sterling (approximately $1.7 billion), plus associated fees and expenses. This acquisition resulted in us obtaining the United Kingdom (U.K.) based Carling Brewers business. We also acquired a small export business in the U.K.

        The Carling Brewers business, renamed Coors Brewers Limited, includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's beer brands; the U.K. and Republic of Ireland distribution rights to Grolsch (via a 49% interest in a joint venture with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the U.K.; and a 49.9% interest in the distribution logistics provider, Tradeteam. Coors Brewers Limited is the second-largest brewer in the U.K. based on total beer volume, and Carling lager is the best-selling beer brand in the U.K. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of Coors Brewers Limited creates a stronger, broader, more diversified company in a highly competitive and consolidating global beer market.

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

AS OF FEBRUARY 2, 2002
(IN MILLIONS)
Current assets	$548
Property, plant and equipment	445
Other assets	398
Intangible assets	415
Goodwill	577

Total assets acquired	2,383

Current liabilities	(420)
Non-current liabilities	(229)

Total liabilities assumed	(649)

Net assets acquired	$1,734

        Of the $415 million of acquired intangible assets, approximately $390 million has been assigned to brand names and distribution rights. The remaining $25 million was assigned to patents and technology and distribution channels. Approximately $286 million of the $390 million brand name and distribution rights value has been determined to have an indefinite life and accordingly will not be amortized. The remaining $104 million brand name and distribution right value will be amortized over a weighted average useful life of approximately 12 years. The $25 million value for patents and technology and distribution channels will be amortized over a weighted average useful life of approximately 8 years.

        The $577 million of goodwill was assigned to the Europe and Americas segments in the amounts of approximately $462 million and $115 million, respectively. It is currently expected that none of the goodwill will be deductible for tax purposes in the U.K., however, we are in the process of finalizing our tax structure. A valuation allowance of approximately $40 million was recorded against deferred tax assets arising from the acquisition in accordance with our accounting policies as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In March 2002, we announced plans to close our Cape Hill brewery and Alloa malting facility. A majority of the production at the Cape Hill brewery relates to brands that were retained by Interbrew. The production at the Alloa malting facility will be moved to other existing malting facilities. The alternative use value for these sites, and the associated exit costs, have been reflected in the purchase price allocation above.

        We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of combined debt as described below at the prevailing exchange rate:

TERM		FACILITY CURRENCY DENOMINATION	BALANCE
			(IN MILLIONS)
5 year	Amortizing term loan	USD	$478
5 year	Amortizing term loan (Pound Sterling 228 million)	GBP	322
9 month	Bridge facility	USD	750

			$1,550

        In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9 million and $500,000, respectively. These fees are amortized over the respective terms of the borrowings. On May 7, 2002, we repaid our nine-month bridge facility and $91 million of outstanding term borrowings through the issuance of long-term financing. From February 2, 2002 through September 29, 2002, we repaid an additional $150 million of outstanding term borrowings (See Debt Footnote 10), for a total of $241 million paid since our acquisition of Coors Brewers Limited.

        The following unaudited, pro forma information shows the results of our operations for the thirteen weeks ended March 31, 2002, April 1, 2001, June 30, 2002, and July 1, 2001 as if the business combination with Coors Brewers Limited and us on February 2, 2002 had occurred at the beginning of each period. The 2002 pro forma information has been revised from that previously included in our quarterly report on Form 10-Q for the twenty-six weeks ended June 30, 2002, to reflect the reclassifications made to Coors Brewers Limited's first and second quarter actual results of operations, as discussed in Footnote 2, Significant Accounting Policies. Also, first and second quarter 2001 Coors Brewers Limited pro forma sales and pro forma cost of goods sold were both decreased by approximately $6.1 million and $38.8 million, respectively, also due to reclassifications to our sales and expense classifications for financial reporting purposes. The reclassifications made to the 2002 and 2001 pro forma results of operations had no impact on reported pro forma gross profit, net income, earnings per share, or cash flows.

        These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combinations had occurred at the beginning of the respective periods, and is not, therefore, intended to be indicative of future results of operations (in thousands, except per share data).

	ADJUSTED FROM JUNE 30, 2002 FORM 10Q
	THIRTEEN WEEKS ENDED		THIRTEEN WEEKS ENDED
	March 31, 2002	April 1, 2001	June 30, 2002	July 1, 2001
Net sales	$827,093	$799,539	$1,047,769	$1,025,093
Pretax income	$23,199	$9,546	$106,725	$92,053
Net income	$14,002	$5,775	$67,616	$57,354
Net income per common share:
Basic	$0.39	$0.16	$1.87	$1.54
Diluted	$0.39	$0.15	$1.84	$1.53

        The following unaudited, pro forma information shows the results of our operations for the thirteen and thirty-nine weeks ended September 29, 2002, and September 30, 2001, as if the business combination with Coors Brewers Limited and us had occurred at the beginning of each period. These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands, except per share data):

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net Sales	$1,001,598	$971,756	$2,876,460	$2,796,388
Pretax income	$74,581	$81,726	$204,505	$183,325
Net income	$46,619	$50,711	$128,237	$113,840
Net income per common share:
Basic	$1.29	$1.37	$3.55	$3.06
Diluted	$1.28	$1.36	$3.51	$3.04

4. BUSINESS SEGMENTS

        Prior to our acquisition of Coors Brewers Limited, we reported results of operations in one segment. We now categorize our operations into two geographical regions: the Americas and Europe. These segments are managed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products.

        The Americas malt beverage segment primarily consists of our production, marketing, and sales of the Coors family of brands in the U.S. and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Inc. and the sale of Molson products in the U.S. that is conducted through a joint venture investment with Molson, Inc. The Americas segment also includes the small amount of Coors products that are exported and sold outside of the U.S. and its possessions, excluding Europe.

        The Europe segment consists of our production and sale of the Coors Brewers Limited brands throughout the world, our joint venture arrangement in the U.K. and Republic of Ireland for the Grolsch business, and our joint venture arrangement for the physical distribution of products throughout the U.K. It also includes the sale of Coors Light® in the U.K. and the Republic of Ireland.

        The Corporate segment currently includes interest, taxes and certain other corporate costs in both the U.S. and the U.K. The large majority of these corporate costs relate to finance and other administrative functions.

        No single customer accounted for more than 10% of our sales.

        Summarized financial information concerning our reportable segments is shown in the following table:

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002

	AMERICAS	EUROPE	CORPORATE	TOTAL
	(In thousands)
Sales—domestic and international	$733,953	$588,769	$—	$1,322,722
Beer excise taxes	(109,589)	(211,535)	—	(321,124)

Net sales	624,364	377,234	—	1,001,598
Cost of goods sold	(381,032)	(255,062)	—	(636,094)
Marketing, general and administrative expenses	(189,094)	(87,265)	—	(276,359)

Operating income	54,238	34,907	—	89,145
Interest income	—	4,574	1,115	5,689
Interest expense	—	—	(21,805)	(21,805)
Other income (expense)—net	2,015	(438)	(25)	1,552

Earnings (loss) before income taxes	$56,253	$39,043	$(20,715)	$74,581

Other financial data:
Depreciation, depletion, amortization	$36,799	$28,473	$—	$65,272
Capital expenditures and additions to intangibles	$44,909	$2,751	$—	$47,660

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2001

	AMERICAS	EUROPE	CORPORATE	TOTAL
	(In thousands)
Sales—domestic and international	$740,271	$2,383	$—	$742,654
Beer excise taxes	(107,991)	—	—	(107,991)

Net sales	632,280	2,383	—	634,663
Costs of goods sold	(399,344)	(2,962)	—	(402,306)
Marketing, general and administrative expenses	(177,042)	(2,495)	—	(179,537)
Special charges	(17,673)	—	—	(17,673)

Operating income (loss)	38,221	(3,074)	—	35,147
Gain on sale of distributorship	23,692	—	—	23,692
Interest income	—	—	4,417	4,417
Interest expense	—	—	(66)	(66)
Other (expense) income—net	(958)	—	485	(473)

Earnings (loss) before income taxes	$60,955	$(3,074)	$4,836	$62,717

Other financial data:
Depreciation, depletion, amortization	$29,952	$27	$—	$29,979
Capital expenditures and additions to intangibles	$67,400	$—	$—	$67,400

YEAR-TO DATE INFORMATION:

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002

	AMERICAS	EUROPE(1)	CORPORATE	TOTAL
	(In thousands)
Sales—domestic and international	$2,162,453	$1,467,550	$—	$3,630,003
Beer excise taxes	(316,537)	(518,277)	—	(834,814)

Net sales	1,845,916	949,273	—	2,795,189
Cost of goods sold	(1,124,837)	(633,621)	—	(1,758,458)
Marketing, general and administrative expenses	(548,555)	(229,529)	—	(778,084)
Special credits (charges)	840	—	(2,642)	(1,802)

Operating income (loss)	173,364	86,123	(2,642)	256,845
Interest income	—	12,005	4,292	16,297
Interest expense	—	—	(50,778)	(50,778)
Other income—net	2,008	323	1,577	3,908

Earnings (loss) before income taxes	$175,372	$98,451	$(47,551)	226,272

Other financial data:
Depreciation, depletion, amortization	$100,869	$73,123	$—	$173,992
Capital expenditures and additions to intangibles	$108,868	$43,295	$—	$152,163

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2001

	AMERICAS	EUROPE	CORPORATE	TOTAL
	(In thousands)
Sales—domestic and international	$2,185,562	$4,649	$—	$2,190,211
Beer excise taxes	(319,148)	—	—	(319,148)

Net sales	1,866,414	4,649	—	1,871,063
Costs of goods sold	(1,174,558)	(3,781)	—	(1,178,339)
Marketing, general and administrative expenses	(538,075)	(6,038)	—	(544,113)
Special charges	(18,757)	—	—	(18,757)

Operating income (loss)	135,024	(5,170)	—	129,854
Gain on sale of distributorship	26,592	—	—	26,592
Interest income	—	—	13,416	13,416
Interest expense	—	—	(1,205)	(1,205)
Other income—net	270	—	3,572	3,842

Earnings (loss) before income taxes	$161,886	$(5,170)	$15,783	$172,499

Other financial data:
Depreciation, depletion, amortization	$89,936	$62	$—	$89,998
Capital expenditures and additions to intangibles	$157,905	$13	$—	$157,918
	AMERICAS	EUROPE	CORPORATE	TOTAL
	(In thousands)
BALANCE SHEET DATA:
AS OF SEPTEMBER 29, 2002
Total Assets	$1,545,309	$2,583,666	$—	$4,128,975
Investments in joint ventures	$103,143	$92,276	$—	$195,419
AS OF DECEMBER 30, 2001
Total Assets	$1,719,448	$20,244	$—	$1,739,692
Investments in joint ventures	$94,785	$—	$—	$94,785

(1)
Europe net sales and cost of goods sold for the thirty-nine weeks ended September 30, 2002 reflect the $30.3 million sales and expense reclassification for financial reporting purposes which have no impact on reported gross profit, net income, earnings per share or cash flows, as discussed in Footnote 2, Significant Accounting Policies.

        The following tables represent sales and long-lived assets by geographic segment:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$603,556	$614,709	$1,792,949	$1,819,675
United Kingdom	377,234	2,006	949,273	3,821
Other foreign countries	20,808	17,948	52,967	47,567

Net sales	$1,001,598	$634,663	$2,795,189	$1,871,063

	AS OF
	September 29, 2002	December 30, 2001
	(In thousands)
Long-lived assets(2):
United States and its territories	$968,720	$955,615
United Kingdom	1,532,318	231
Other foreign countries	250	153

Total long-lived assets	$2,501,288	$955,999

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Long-lived assets include tangible and intangible assets.

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

        SFAS 142 is effective for fiscal years beginning after December 15, 2001, and, accordingly, we adopted the provisions of the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill totaling $69.1 million, including $62.1 million related to our U.S. joint venture investment with Molson, Inc., as of the beginning of fiscal 2002. We also ceased amortizing approximately $7.2 million of other net intangible assets that we considered to have indefinite lives. We also have $18.9 million of other intangible assets that have indefinite lives that were previously not amortized. As a result, during the three-month period ended September 29, 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $0.4 million and $0.1 million, respectively, that would have been recognized had the previous standards still been in effect. Further, during the nine month period ended September 29, 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $1.2 million and $0.3 million, respectively.

        Upon our adoption of SFAS 142, we identified no goodwill that was impaired under the guidelines of SFAS 142. SFAS 142 stipulates that we are required to perform goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required testing of goodwill for impairment in the third quarter of 2002, with the exception of our investment in Molson, Inc., and have determined that no goodwill is impaired. Goodwill related to our joint venture investment with Molson, Inc. will be evaluated under Accounting Principles Board No. 18 during the fourth quarter of 2002.

        The following tables present details of our intangible assets as of September 29, 2002 (in millions):

	USEFUL LIFE (YEARS)	GROSS	ACCUMULATED AMORTIZATION	NET
Intangible assets subject to amortization:
Brand and distribution rights	2 - 20	$116.0	$(10.3)	$105.7
Patents and technology and distribution channels	3 - 10	28.1	(2.8)	25.3
Other	5 - 34	17.1	(6.0)	11.1
Intangible assets not subject to amortization:
Brand rights	Indefinite	313.0	—	313.0
Pension	N/A	48.3	—	48.3
Other	Indefinite	26.5	(0.5)	26.0

        We engaged third-party business valuation appraisers to help us determine the fair value of the intangible assets in connection with our acquisition of what is now called Coors Brewers Limited. The allocation of purchase price for the Coors Brewers Limited acquisition is subject to further adjustments. We are evaluating the pension plan actuarial valuation and certain restructuring plans of the acquired business. Note that the amounts reflected in the table above as of September 29, 2002, have fluctuated from the original purchase price allocation at February 2, 2002, due to the change in the pound sterling exchange rate versus the US dollar between these dates and other adjustments to the purchase price.

        Based on September 2002 average foreign exchange rates, the estimated future amortization expense of intangible assets is as follows (in millions):

FISCAL YEAR	AMOUNT
2003	$19.4
2004	$17.7
2005	$12.2
2006	$11.8
2007	$7.9

        Amortization expense of intangible assets was $13.5 million and $1.3 million for the thirty-nine weeks ended September 29, 2002 and September 30, 2001, respectively.

        The following table presents the changes in goodwill during the thirty-nine weeks ended September 29, 2002 allocated to the reportable segments (in millions):

SEGMENT	BALANCE AT December 30, 2001	ACQUIRED	ADJUSTMENTS	BALANCE AT September 29, 2002
Americas	$69.1	$115.1	$11.8	$196.0
Europe	—	461.7	46.1	507.8

        The adjustments during the thirty-nine weeks ended September 29, 2002 include $57.9 million resulting from the foreign currency exchange rate change between February 2, 2002, the date of our acquiring Coors Brewers Limited, and September 29, 2002. Americas goodwill as reflected above includes approximately $62.1 million related to our joint venture investment in Molson USA LLC. This amount is included in Investments in joint ventures in the Consolidated Balance Sheets.

6. SPECIAL CREDIT (CHARGE)

        During the third quarter of 2002, we recorded no special charges or credits.

        During the thirty-nine weeks ended September 29, 2002, we recorded special charges of $3.4 million related to the dissolution of our former can and end joint venture and transition expenses related to our newly acquired U.K. business, including accounting, appraisal and legal fees. These special charges were offset by a special credit of $1.6 million related to the cash settlement of a legal dispute with our former partner in a brewing business in South Korea. During the thirteen weeks and thirty nine weeks ended September 30, 2001, we recorded special charges of $17.7 million and $18.8 million, respectively, primarily related to incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure. Also included in the 2001 charges were impairment charges on certain fixed assets and charges related to the dissolution of our former can and end joint venture.

7. OTHER COMPREHENSIVE INCOME

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(In thousands)
Net income	$46,619	$38,916	$141,438	$107,096

Other comprehensive income (expense):
Foreign currency translation adjustments	7,224	(520)	49,425	2
Unrealized (loss) gain on available-for-sale securities and derivative instruments, net of tax	16,543	(4,719)	14,876	(3,786)
Reclassification adjustment for net loss (gains) realized in net income on derivative instruments, net of tax	1,599	(1,241)	3,801	(4,119)

Comprehensive income	$71,985	$32,436	$209,540	$99,193

8. EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share were arrived at using the calculations outlined below:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(In thousands, except per share data)
Net income available to common shareholders	$46,619	$38,916	$141,438	$107,096

Weighted average shares for basic EPS	36,193	37,072	36,094	37,186
Effect of dilutive securities:
Stock options	315	159	374	289
Contingent shares not included in shares outstanding for basic EPS	29	6	29	7

Weighted average shares for diluted EPS	36,537	37,237	36,497	37,482

Basic EPS	$1.29	$1.05	$3.92	$2.88

Diluted EPS	$1.28	$1.05	$3.88	$2.86

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Stock options to purchase 1,469,479 shares of common stock were not included in the computation of third quarter 2002 earnings per share because the stock options' exercise prices were greater than the average market price of the common shares.

9. COMMITMENTS AND CONTINGENCIES

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a special pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of an agreement with Denver and Waste Management to settle the outstanding litigation related to this issue. Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

        In January 2002, in response to the EPA's five-year review conducted in 2001, Waste Management provided us with updated annual cost estimates through 2032. We reviewed these cost estimates in the assessment of our accrual related to this issue. In determining that the current accrual is adequate, we eliminated certain costs included in Waste Management's estimates, primarily trust management costs that will be accrued as incurred, certain remedial costs for which technology has not yet been developed and income taxes which we do not believe to be an included cost in the determination of when the $120 million threshold is reached. We generally used a 2% inflation rate for future costs, and discounted certain operations and maintenance costs at the site that we deemed to be determinable, at a 5.46% risk-free rate of return. Based on these assumptions, the present value and gross amount of discounted costs are approximately $1 million and $4 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability.

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

        We were one of several parties named by the EPA as a PRP at the Rocky Flats Industrial Park site. In September 2000, the EPA entered into an Administrative Order on Consent with certain parties, including us, requiring implementation of a removal action. Our projected costs to construct and monitor the removal action are approximately $300,000. The EPA will also seek to recover its oversight costs associated with the project which are not possible to estimate at this time. However, we believe they would be immaterial to our operating results, cash flows and financial position.

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

10. DEBT

6 3/8% Senior Notes due 2012

        On May 7, 2002, Coors Brewing Company completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, were unsecured, were not subject to any sinking fund provision and included a redemption provision (make-whole provision) which allowed us to retire the notes at whole or any time at a redemption price. The redemption price was equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which was equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were issued with registration rights and were guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The net proceeds and cash on hand were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility which we entered into in connection with our acquisition of Coors Brewers Limited and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages if the debt exceeds certain threshold percentages of consolidated net tangible assets and restrictions on certain types of sale-leaseback transactions. As of September 29, 2002, we were in compliance with all of these restrictions.

Senior Private Placement Notes

        At September 29, 2002, we had $20 million in unsecured Senior notes at a fixed interest rate of 6.95% per annum. Interest on the notes is due semi-annually in January and July. At the end of the third quarter 2002, $20 million was appropriately classified as long-term debt. This balance is due in July of 2005. In July 2002, we made an $80 million principal payment on amounts due in July 2002. Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at September 29, 2002.

Senior Credit Facility

        At September 29, 2002, we had $593 million outstanding in unsecured Senior Credit facilities consisting of a U.S. dollar denominated amortizing term loan in an aggregate principal amount of $237 million and a 228 million British Pound Sterling denominated amortizing term loan. Based on foreign exchange rates at September 29, 2002, aggregate principal amounts outstanding related to the 228 million British Pound Sterling amortizing term loan were $356 million.

        Amounts outstanding under our term loan bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate base rate, in each case plus an additional margin. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable at the end of the time period corresponding to the selected LIBOR.

        Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. During the thirteen and thirty-nine weeks ended September 29, 2002, we repaid approximately $65 million and $241 million, respectively, on our five year amortizing term loan. On October 23, 2002, we made an additional $10 million payment (see Subsequent Event Footnote 13). This has reduced the scheduled required future amortization amounts based upon application of payments already made against future payments due as per the terms of our loan agreement.

        We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings.

        Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of September 29, 2002, we were in compliance with all of these restrictions. We expect to repay this facility in accordance with its terms.

Revolving Line of Credit

        At September 29, 2002, we had an unsecured committed credit arrangement totaling $300 million, all of which was available as of September 29, 2002. This line of credit has a five-year term expiring 2007. On a quarterly basis, we pay a facilities fee based on the total amount of available committed credit. Under this arrangement, we are required to maintain a certain leverage ratio and interest coverage ratio consistent with our term loan. We were in compliance with these requirements at September 29, 2002. Amounts outstanding under our revolving line of credit bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR plus margin or an alternate base rate. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable when principal payments are made or, if principal amounts are outstanding for more than 90 days, at the end of each 90-day period and upon final repayment of principal amounts.

Uncommitted Lines of Credit

        At September 29, 2002, we had two uncommitted lines of credit totaling $40 million. The lines of credit are with two different lenders. We had $9 million outstanding under these lines of credit as of September 29, 2002. Amounts outstanding under the lines of credit bear interest at a rate stated by the lender.

        In addition, our subsidiary, Coors Brewers Limited, had two uncommitted lines of credit totaling Pound Sterling 20 million, or approximately $31.2 million based on foreign exchange rates at September 29, 2002. No amounts were outstanding under these lines of credit at September 29, 2002. These lines of credit bear interest at a floating rate determined by the lender.

        Our total long-term borrowings as of September 29, 2002, were composed of the following:

DESCRIPTION	AS OF SEPTEMBER 29, 2002	AS OF DECEMBER 30, 2001
	(In thousands)
Private placement	$20,000	$100,000
6 3/8% Senior notes due 2012	846,701	—
USD amortizing term loan	237,000	—
GBP 228 amortizing term loan	355,999	—
Other	38,450	8,038

Total debt	1,498,150	108,038
Less current portion of long-term debt	(51,113)	(88,038)

Total long-term debt	$1,447,037	$20,000

        The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

AMOUNT
(In thousands)
2002	$—
2003	17,857
2004	112,459
2005	188,198
2006	204,252
2007	67,857
Thereafter	856,414

Total	$1,447,037

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British Pound Sterling (GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

        Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. In some instances we and our counterparties have reciprocal collateralization agreements with regard to fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At September 29, 2002, no collateral was posted by us or our counterparties.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities.

        Substantially all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133 (SFAS 133).

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS 133. As of September 29, 2002, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS 133.

        Changes in fair values of outstanding derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The consolidated statement of income classification of effective hedge results offsets the gains or losses on the underlying exposure.

        We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges and commodity cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

        We discontinue hedge accounting prospectively when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness is recorded in current-period earnings. In the quarter ended September 29, 2002, we recorded in other expense an insignificant loss relating to such ineffectiveness of all derivatives. Effectiveness is assessed based on forward rates.

        As of September 29, 2002, $7.3 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of September 29, 2002, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

        We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and do not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings of at least A, A2 or better. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterparty credit guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be minimal.

        On May 7, 2002, we entered into certain cross currency swaps totaling British Pound Sterling 530 million (approximately $774 million). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Debt footnote 10) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed British Pound Sterling interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received British Pound Sterling. Upon final exchange, we will provide British Pound Sterling to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future British Pound Sterling interest and principal receipts on an intercompany loan between us and our Europe subsidiary that results from changes in the U.S. dollar to British Pound Sterling exchange rates.

        On the same day as the settlement of our private placement offering and initial exchange of principal amounts associated with our swap transactions, we were required to settle our previously established forward sale of 530 million British Pound Sterling. The settlement of all these transactions in aggregate resulted in a foreign exchange loss of approximately $30 million, almost all of which was offset by a foreign exchange gain on our intercompany loan.

        On May 28, 2002, we entered into an interest rate swap agreement related to our 6 3/8% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of the $76.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

12. SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, our wholly owned subsidiary, Coors Brewing Company ("Issuer of Notes"), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were jointly and severally guaranteed on a senior and unsecured basis by Adolph Coors Company ("Parent Guarantor") and certain domestic subsidiaries ("Subsidiary Guarantors"). A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our condensed consolidating balance sheet as of September 29, 2002, and the condensed consolidating statements of operations and cash flows for the thirty-nine weeks and thirteen weeks ended September 29, 2002 and September 30, 2001. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Guarantors.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the thirteen-weeks ended September 29, 2002
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$670,876	$20,505	$631,341	$—	$1,322,722
Beer excise taxes	—	(106,104)	(669)	(214,351)	—	(321,124)

Net sales	—	564,772	19,836	416,990	—	1,001,598
Cost of goods sold	—	(356,433)	(11,692)	(267,969)	—	(636,094)
Equity in subsidiary earnings	40,863	20,989	—	—	(61,852)	—

Gross profit	40,863	229,328	8,144	149,021	(61,852)	365,504
Marketing, general and administrative expenses	(81)	(174,562)	(6,636)	(95,080)	—	(276,359)
Operating income	$40,782	$54,766	$1,508	$53,941	$(61,852)	$89,145
Interest income	—	1,115	—	4,574	—	5,689
Interest income (expense)	9,754	(14,066)	192	(17,685)	—	(21,805)
Other income (expense)	—	12,600	8,451	(19,499)	—	1,552

Earnings before income taxes	50,536	54,415	10,151	21,331	(61,852)	74,581
Income tax expense	(3,917)	(13,535)	(4,111)	(6,399)	—	(27,962)

Net income	$46,619	$40,880	$6,040	$14,932	$(61,852)	$46,619

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the thirteen-weeks ended September 30, 2001
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$681,953	$41,254	$19,447	$—	$742,654
Beer excise taxes	—	(102,852)	(2,116)	(3,023)	—	(107,991)

Net sales	—	579,101	39,138	16,424	—	634,663
Cost of goods sold	—	(369,737)	(29,387)	(3,182)	—	(402,306)
Equity in subsidiary earnings	37,535	17,655	—	—	(55,190)	—

Gross profit	37,535	227,019	9,751	13,242	(55,190)	232,357
Marketing, general and administrative expenses	(46)	(170,036)	(7,844)	(1,611)	—	(179,537)
Special charge	—	(17,673)	—	—	—	(17,673)

Operating income	$37,489	$39,310	$1,907	$11,631	$(55,190)	$35,147
Gain on sale of distributorship	—	—	23,692	—	—	23,692
Interest income	3,603	733	—	81	—	4,417
Interest (expense) income	(1,808)	1,742	—	—	—	(66)
Other income (expense)	485	7,627	98	(8,683)	—	(473)

Earnings before income taxes	39,769	49,412	25,697	3,029	(55,190)	62,717
Income tax expense	(853)	(12,055)	(9,743)	(1,150)	—	(23,801)

Net income	$38,916	$37,357	$15,954	$1,879	$(55,190)	$38,916

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the thirty-nine weeks ended September 29, 2002
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$1,970,764	$54,213	$1,605,026	$—	$3,630,003
Beer excise taxes	—	(307,828)	(1,661)	(525,325)	—	(834,814)

Net sales	—	1,662,936	52,552	1,079,701	—	2,795,189
Cost of goods sold	—	(1,047,683)	(31,512)	(679,263)	—	(1,758,458)
Equity in subsidiary earnings	129,264	76,850	—	—	(206,114)	—

Gross profit	129,264	692,103	21,040	400,438	(206,114)	1,036,731
Marketing, general and administrative expenses	(246)	(504,668)	(19,474)	(253,696)	—	(778,084)
Special charges	—	(1,802)	—	—	—	(1,802)

Operating income	$129,018	$185,633	$1,566	$146,742	$(206,114)	$256,845
Gain on sales of securities	4,003	—	—	—	—	4,003
Interest income	945	1,569	30	13,753	—	16,297
Interest income (expense)	18,818	(32,317)	10,475	(47,754)	—	(50,778)
Other income (expense)	2,216	16,121	31,510	(49,942)	—	(95)

Earnings before income taxes	155,000	171,006	43,581	62,799	(206,114)	226,272
Income tax expense	(13,562)	(34,933)	(19,509)	(16,830)	—	(84,834)

Net income	$141,438	$136,073	$24,072	$45,969	$(206,114)	$141,438

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the thirty-nine weeks ended September 30, 2001
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,039,745	$103,459	$47,007	$—	$2,190,211
Beer excise taxes	—	(305,271)	(5,164)	(8,713)	—	(319,148)

Net sales	—	1,734,474	98,295	38,294	—	1,871,063
Cost of goods sold	—	(1,104,046)	(72,507)	(1,786)	—	(1,178,339)
Equity in subsidiary earnings	101,380	18,901	—	—	(120,281)	—

Gross profit	101,380	649,329	25,788	36,508	(120,281)	692,724
Marketing, general and administrative expenses	(155)	(506,076)	(23,987)	(13,895)	—	(544,113)
Special charges	—	(18,757)	—	—	—	(18,757)

Operating income	$101,225	$124,496	$1,801	$22,613	$(120,281)	$129,854
Gain on sale of distributorship	—	—	26,592	—	—	26,592
Gain on sale of securities	3,572	—	—	—	—	3,572
Interest income	11,381	1,774	—	261	—	13,416
Interest (expense) income	(5,592)	4,387	—	—	—	(1,205)
Other income (expense)	—	21,100	316	(21,146)	—	270

Earnings before income taxes	110,586	151,757	28,709	1,728	(120,281)	172,499
Income tax expense	(3,490)	(50,372)	(10,885)	(656)	—	(65,403)

Net income	$107,096	$101,385	$17,824	$1,072	$(120,281)	$107,096

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 29, 2002
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,884	$3,021	$65,839	$—	$70,744
Accounts receivable, net	—	107,432	11,934	396,057	—	515,423
Other receivables, net	—	49,115	160	58,480	—	107,755
Inventories	—	112,299	6,811	97,078	—	216,188
Other current assets	398	58,433	—	30,640	—	89,471

Total current assets	398	329,163	21,926	648,094	—	999,581
Properties, at cost and net	—	833,939	25,044	471,123	—	1,330,106
Goodwill	—	133,441	(133,106)	641,417	—	641,752
Other Intangibles, net	—	78,297	84,719	366,414	—	529,430
Investments in joint ventures	—	103,143	—	92,276	—	195,419
Net investment in and advances to subs	1,085,254	1,783,268	—	—	(2,868,522)	—
Other non-current assets	4,710	88,095	158,453	181,429	—	432,687

Total assets	$1,090,362	$3,349,346	$157,036	$2,400,753	$(2,868,522)	$4,128,975

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	186,726	$1,998	$141,745	—	$330,469
Accrued salaries and vacations	—	59,635	1,045	6,347	—	67,027
Taxes, other than income taxes	—	20,420	547	111,388	—	132,355
Accrued expenses and other liabilities	(85,434)	230,985	65,966	217,608	—	429,125
Current portion of long-term debt	—	45,400	—	5,713	—	51,113

Total current liabilities	(85,434)	543,166	69,556	482,801	—	1,010,089
Long-term debt	20,000	1,427,037	—	—	—	1,447,037
Deferred tax liability	(2,920)	86,672	(14,979)	197,362	—	266,135
Other long-term liabilities	6,726	208,227	—	38,771	—	253,724

Total liabilities	(61,628)	2,265,102	54,577	718,934	—	2,976,985

Total shareholders' equity	1,151,990	1,084,244	102,459	1,681,819	(2,868,522)	1,151,990

Total liabilities and shareholders' equity	$1,090,362	$3,349,346	$157,036	$2,400,753	$(2,868,522)	$4,128,975

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the thirty-nine weeks ended September 29, 2002
(In thousands)
(Unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$7,665	$100,710	$27,766	$57,061	$193,202

Cash flows from investing activities:
Sales and maturities of securities	232,758	—	—	—	232,758
Capital expenditures	—	(97,136)	(4,405)	(43,327)	(144,868)
Additions to intangible assets	185	(7,480)	—	—	(7,295)
Acquisition of Coors Brewers Limited, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Proceeds from sales of properties	—	4,535	1,545	13,680	19,760
Investment in Molsen USA, LLC	—	(2,750)	—	—	(2,750)
Other	—	(7,562)	—	—	(7,562)

Net cash provided by (used in) investing activities	232,943	(225,498)	(95,510)	(1,409,192)	(1,497,257)

Cash flows from financing activities:
Issuances of stock under stock plans	11,152	—	—	—	11,152
Proceeds from issuance of debt	—	2,400,935	—	5,853	2,406,788
Payments on debt and capital lease obligations	(85,000)	(994,243)	—	—	(1,079,243)
Debt issuance costs	(185)	(9,889)	—	—	(10,074)
Dividends paid	(22,220)	—	—	—	(22,220)
Change in overdraft balances	—	(22,854)	—	—	(22,854)
Net activity in investment in and advances (to) from subsidiaries	(202,920)	(1,256,014)	71,500	1,387,434	—
Other	—	3,947	—	—	3,947

Net cash (used in) provided by financing activities	(299,173)	121,882	71,500	1,393,287	1,287,496

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(58,565)	(2,906)	3,756	41,156	(16,559)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,459)	11,629	10,170
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of quarter	$—	$1,884	$3,021	$65,839	$70,744

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the thirty-nine weeks ended September 29, 2001
(In thousands)
(Unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$3,040	$169,666	$14,738	$(9,072)	$178,372

Cash flows from investing activities:
Purchases of securities	(210,527)	—	—	—	(210,527)
Sales and maturities of securities	230,559	—	—	—	230,559
Additions to properties and intangible assets	—	(152,675)	(5,499)	256	(157,918)
Proceeds from sales of properties	—	10,760	8,253	—	19,013
Investment in Molson USA, LLC	—	(65,000)	—	—	(65,000)
Other	1,898	8,883	—	—	10,781

Net cash provided by (used in) investing activities	21,930	(198,032)	2,754	256	(173,092)

Cash flows from financing activities:
Issuances of stock under stock plans	9,904	—	—	—	9,904
Purchases of stock	(39,913)	—	—	—	(39,913)
Dividends paid	(22,136)	—	—	—	(22,136)
Change in overdraft balances	—	(26,756)	—	—	(26,756)
Net activity in investment in and advances (to) from subsidiaries	(47,830)	58,789	(16,872)	5,913	—
Other	—	—	—	1,608	1,608

Net cash provided by (used in) financing activities	(99,975)	32,033	(16,872)	7,521	(77,293)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(75,005)	3,667	620	(1,295)	(72,013)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(207)	(207)
Balance at beginning of year	114,545	(2,111)	2,322	5,005	119,761

Balance at end of quarter	$39,540	$1,556	$2,942	$3,503	$47,541

13. SUBSEQUENT EVENT

        On October 23, 2002, we repaid $10 million of our outstanding term borrowings under our five year Senior Credit Facility.

        On November 8, 2002, Tradeteam, a 49.9% investment in a distribution logistics joint venture of Coors Brewers Limited, agreed to distribute Interbrew's beverages in the U.K. The legal transfer of Interbrew U.K.'s assets to Tradeteam will occur November 23, 2002 and distribution will commence November 25, 2002. Under the terms of the deal, Tradeteam will provide a retail distribution service to Interbrew U.K. until at least 2010. Approximately 1,400 employees will be transferred from Interbrew U.K. to Tradeteam, along with approximately 400 vehicles and 19 operating locations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        We acquired the Carling business in England and Wales from Interbrew S.A. on February 2, 2002. Since the acquisition was finalized in 2002, the operating results and financial position of the Carling business are not included in our results discussed below for the period prior to the acquisition. This acquisition had a significant impact on our future operating results and financial condition. The Carling business, which was subsequently renamed Coors Brewers Limited, generated sales volume of approximately 9 million barrels in 2001. Since 1995, the business has, on average, grown its volumes of owned and licensed brands by 1.9% per year, despite an overall decline in the U.K. beer market over the same period. This acquisition was funded through cash and third-party debt as reflected in our consolidated balance sheet. The borrowings will have a significant impact on our capitalization, interest coverage and cash flow trends. See further discussion of this impact in the Liquidity section below.

CRITICAL ACCOUNTING POLICIES

        Our discussions and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate the continued appropriateness of our accounting policies and estimates, including those related to customer programs and incentives, bad debts, inventories, product retrieval, investments, intangible assets, income taxes, pension and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue recognition

        Revenue is recognized when product is shipped to distributors in the Americas segment. Revenue in the Europe segment is recognized upon shipment to customers, most of whom are retailers, and includes excise taxes on beverages purchased from third parties for resale. Products that do not meet our high quality standards are retrieved and destroyed. We estimate the costs for product retrievals and record those costs in cost of goods sold in the condensed consolidated statements of income each period. We reduce revenue at the value of the original sales price at the time of retrieval for product that is returned due to quality issues.

Valuation allowance

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the acquisition of Coors Brewers Limited which relate to deferred taxes arising from that acquisition would decrease goodwill.

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

Trade loans

        Coors Brewers Limited occasionally extends loans to retail outlets that sell our brands. These loans typically provide for a very low or zero interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being Coors Brewers Limited attaining a market return on the outstanding loan balance. Under U.K. GAAP, the price paid for beer remains in margin, and there is no imputed interest income included on the books for the outstanding loan balance.

        Consistent with U.S. GAAP, we have reclassified a portion of the beer revenue into interest income. In the thirteen and thirty-nine weeks ended September 29, 2002, this amount was $4.6 million and $12.0 million, respectively.

        There is no difference in the net income reported under U.K. or U.S. GAAP related to this reclassification, and we have included this interest income in the European segment since it is so closely related to the European business, even though all other interest income and expense is reflected in the Corporate segment.

Equity Method Accounting

        We generally apply the equity method of accounting to 20%-50% owned investments. Generally, equity accounting involves recognizing the pro rata share of the earnings of investee companies as one line item in the income statement. We have an equity ownership in, and conduct business with various joint ventures, which directly relate to our core activities. Accounting for our equity investments depends on the substance of the joint venture's activities. The Coors Canada joint venture's earnings are considered a royalty. The royalty amount is reflected as revenue in the income statement. Rocky Mountain Metal Container and Rocky Mountain Bottle Co., along with Coors Brewers Limited's Tradeteam were formed with companies which have core competencies sought by us to reduce costs. The Coors Brewers Limited joint venture with Grolsch was formed to provide a long-term relationship with the brand owner in a key segment of the U.K. beer market. Accordingly, our share of pre-tax joint venture profits are offset against cost of goods sold to reduce the above-market cost paid to the joint venture for services and eliminate the inter-company component of such costs. The Molson USA joint venture is accounted for under the traditional equity accounting method, with their share of profit or loss reflected in other income, due to immateriality.

CONSOLIDATED RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
	September 29, 2002		September 30, 2001		September 29, 2002		September 30, 2001
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net Sales	$1,001,598	100%	$634,663	100%	$2,795,189	100%	$1,871,063	100%
Cost of goods sold	(636,094)	64%	(402,306)	63%	(1,758,458)	63%	(1,178,339)	63%

Gross profit	365,504	36%	232,357	37%	1,036,731	37%	692,724	37%
Other operating expenses:
Marketing, general and administrative expenses	(276,359)	28%	(179,537)	28%	(778,084)	28%	(544,113)	29%
Special charges	—	—	(17,673)	3%	(1,802)	—	(18,757)	1%

Operating income	89,145	9%	35,147	6%	256,845	9%	129,854	7%
Gain on sale of distributorships	—	—	23,692	4%	—	—	26,592	1%
Interest income	5,689	1%	4,417	1%	16,297	1%	13,416	1%
Interest expense	(21,805)	2%	(66)	—	(50,778)	2%	(1,205)	—
Other income (expense)—net	1,552	—	(473)	—	3,908	—	3,842	—

Earnings before income taxes	74,581	8%	62,717	10%	226,272	8%	172,499	9%
Income tax expense	(27,962)	3%	(23,801)	4%	(84,834)	3%	(65,403)	3%

Net income	$46,619	5%	$38,916	6%	$141,438	5%	$107,096	6%

Sales and volume

        Third quarter 2002 net sales were $1,001.6 million compared to net sales of $634.7 million in the third quarter of 2001. The increase of $366.9 million, or 57.8%, was due primarily to the acquisition of

Coors Brewers Limited and positive domestic price increases during the quarter. There was also a continued mix shift away from some of our higher-net-revenue-per-barrel brands, geographies and packages. We sold 8.4 million barrels of beverages in the third quarter of 2002 versus 5.9 million barrels in the third quarter of 2001, an increase of 42.4%.

        Year-to-date net sales of $2,795.2 million increased 49.4% as compared to net sales of $1,871.1 million during the same period last year. During the thirty-nine weeks ended September 29, 2002, unit volume increased 6.4 million barrels to 23.8 million barrels. The increase in unit volume during the third quarter and thirty-nine weeks ended September 29, 2002 was primarily attributable to the acquisition of Coors Brewers Limited.

Cost of goods sold

        Third quarter 2002 cost of goods sold of $636.1 million increased 58.1% as compared to cost of goods sold of $402.3 million during the same period last year. Cost of goods sold was 63.5% of net sales in the third quarter 2002, which was virtually unchanged from the same period in 2001. On a per barrel basis, cost of goods sold increased 11% over 2001. Year-to-date cost of goods sold was $1,758.5 million, representing a 49.2% increase from $1,178.3 million during the thirty-nine weeks ending September 30, 2001.

        The increase in cost of goods sold during the third quarter and thirty-nine weeks ended September 29, 2002 was primarily due to the acquisition of Coors Brewers Limited. Other factors contributing to the increase in cost of goods sold include higher capacity costs and labor-related costs partially offset by lower domestic packaging costs as well as continued operations efficiency initiatives in the Americas segment.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses of $276.4 million in the third quarter of 2002 increased $96.8 million, or 53.9%, compared to the same period last year. During the thirty-nine weeks ended September 29, 2002, marketing, general and administrative expenses were $778.1 million as compared to $544.1 million during the same period last year. The increases are due to investing more in the Americas advertising and sales promotion and the acquisition of Coors Brewers Limited. As a percentage of net sales, marketing, general and administrative expenses were 27.6% and 28.3% in the third quarter of 2002 and 2001, respectively. Year-to-date marketing, general and administrative expenses as a percentage of net sales were 27.8% and 29.1% in 2002 and 2001, respectively.

Special credit (charges)

        During the third quarter of 2002, we recorded no special charges.

        During the thirty-nine weeks ended September 29, 2002, we recorded special charges of $3.4 million related to the dissolution of our former can and end joint venture and transition expenses related to our newly acquired U.K. business, including accounting, appraisal and legal fees. These special charges were offset by a special credit of $1.6 million related to the cash settlement of a legal dispute with our former partner in a brewing business in South Korea. During the thirteen weeks and thirty nine weeks ended September 30, 2001, we recorded special charges of $17.7 million and $18.8 million, respectively, primarily related to incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure. Also included in the 2001 charges were impairment charges on certain fixed assets and charges related to the dissolution of our former can and end joint venture.

Operating income

        As a result of the factors noted above, operating income, including special charges, was $89.1 million for the third quarter of 2002 compared to $35.1 million reported in the third quarter of 2001. Excluding special charges, operating income increased $36.3 million to $89.1 million in the third quarter of 2002, compared to $52.8 million for the same period last year.

        Including special charges, year-to-date operating income was $256.8 million compared to $129.9 million during the same period last year, due to the acquisition of Coors Brewers Limited. Excluding special charges, operating income increased 74.0% to $258.6 million in 2002, compared to $148.6 million last year.

Interest income

        Interest income of $5.7 million in the third quarter of 2002 increased $1.3 million over the prior year, due to trade loan interest in the current year associated with the acquisition of Coors Brewers Limited, partially offset by a decrease in interest income on previously held interest bearing securities, which we sold in January 2002 to help fund the acquisition of Coors Brewers Limited. Year-to-date interest income was $16.3 million as compared to $13.4 million for the same period last year. The year-to-date increase was due to the same factors noted in the third quarter.

Interest expense

        Interest expense of $21.8 million in the third quarter of 2002 increased $21.7 million over the same period last year while year-to-date interest expense increased $49.6 million to $50.8 million due to the significant increase in debt associated with the acquisition of Coors Brewers Limited.

Other income (expense)—net

        Net other income including gain on sale of distributorship of $1.5 million in the third quarter of 2002 decreased $21.7 million over the same period last year. The decrease is attributable to a gain realized in 2001 on the sale of company-owned distributorships. Year-to-date other income including gain on sale of distributorship of $3.9 million decreased $26.5 million due to same reasons noted above.

Consolidated effective tax rate

        Our third quarter and year-to-date 2002 effective tax rate was 37.5%, down from 37.9% for the third quarter and year-to-date of 2001 mainly because of the effects of purchase accounting associated with the acquisition of Coors Brewers Limited.

Net income

        Net income for the third quarter of 2002 was $46.6 million, or $1.29 per basic share ($1.28 per diluted share), compared to $38.9 million, or $1.05 per basic share ($1.05 per diluted share), for the third quarter of 2001. Excluding special charges and gain on sale of distributorship, after-tax earnings were $46.6 million, or $1.29 per basic share ($1.28 per diluted share), in the third quarter of 2002, up 32.4% from after-tax earnings of $35.2 million, or $0.95 per basic share ($0.95 per diluted share), in the third quarter of 2001.

        Including special charges, year-to-date net income was $141.4 million, or $3.92 per basic share ($3.88 per diluted share), compared to $107.1 million, or $2.88 per basic share ($2.86 per diluted share), in the prior year thirty-nine weeks ended September 30, 2001. Excluding special items and gains on sales of distributorships, year to date after-tax earnings were $142.5 million, or $3.95 per basic share ($3.91 per diluted share), up 39.4% from after-tax earnings of $102.3 million, or $2.75 per basic share ($2.73 per diluted share), during the same period last year.

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
	September 29, 2002		September 30, 2001		September 29, 2002		September 30, 2001
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net Sales	$624,364	100%	$632,280	100%	$1,845,916	100%	$1,866,414	100%
Cost of goods sold	(381,032)	61%	(399,344)	63%	(1,124,837)	61%	(1,174,558)	63%

Gross profit	243,332	39%	232,936	37%	721,079	39%	691,856	37%
Other operating expenses:
Marketing, general and administrative expenses	(189,094)	30%	(177,042)	28%	(548,555)	30%	(538,075)	29%
Special (charge) credit	—	—	(17,673)	3%	840	—	(18,757)	1%

Operating income	54,238	9%	38,221	6%	173,364	9%	135,024	7%
Gain on sale of distributorship	—	—	23,692	4%	—	—	26,592	1%
Other income (expense)—net	2,015	—	(958)	—	2,008	—	270	—

Earnings before income taxes	$56,253	9%	$60,955	10%	$175,372	10%	$161,886	9%

Sales and volume

        Third quarter net sales of $624.4 million decreased 1.3% compared to net sales of $632.3 million during the same period last year. The decrease in net sales was mainly due to the sale of company-owned distributorships in 2001. Excluding the impact of selling these distributorships, net sales per barrel increased 0.5% per barrel, driven by domestic price increases versus a year ago, partially offset by a shift in sales mix away from some of our higher-net-revenue products, packaging and geographies.

        Our unit volume sales of 6.0 million barrels of beverages were up 1.1% in the third quarter of 2002 compared to the third quarter of 2001. Higher volume was driven by growth in the Coors Light®, Keystone® Light and Coors® Original brands.

        Year-to-date net sales of $1,845.9 million decreased $20.5 million over the same period last year, due to the same factors that impacted the third quarter of 2002. Revenue per barrel decreased 1.4% year-to-date as compared to the same period last year due to the same factors noted above.

        We sold 17.5 million barrels of beverages in the first three quarters of 2002 which was approximately equal to the same period last year. Our year-to-date volume increased 0.3% over the same period last year.

Cost of goods sold

        Cost of goods sold was $381.0 million in the third quarter of 2002 and $1,124.8 million year-to-date, compared to $399.3 million and $1,174.6 million, respectively, for the same periods last year. As a percentage of net sales, cost of goods sold was approximately 61.0% for both the third quarter and year-to-date 2002, compared to 63.2% and 62.9% for the same periods last year, respectively.

        On a per barrel basis, cost of goods sold decreased 5.7% and 4.5% in the third quarter of 2002 and year-to-date, respectively, compared to the same periods last year. The decreases in the thirteen and thirty-nine weeks ended September 29, 2002, are primarily attributable to the sale of company-owned distributorships in 2001 and lower transportation and packaging costs, as well as the result of continued operations efficiency initiatives. The decreases in cost per barrel were partially offset by higher capacity and labor-related costs.

Gross profit

        Gross profit increased 4.5% to $243.3 million in the third quarter of 2002 and 4.2% to $721.1 million year-to-date compared to the same periods last year as a result of the factors noted above.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 6.8% to $189.1 million in the third quarter of 2002, from $177.0 million in 2001, mainly due to higher marketing expense as a result of investing more in advertising and sales promotion, including additional headcount in certain markets. General and administrative expenses were down in the third quarter of 2002, primarily due to the sale of company-owned distributorships last year.

        Year-to-date marketing, general and administrative expenses increased 1.9% to $548.6 million for the thirty-nine weeks ended September 29, 2002, from $538.1 million for the same period last year primarily due to higher advertising and sales promotion spending, partially offset by the sale of company owned distributorships in 2001 and certain one time reductions in overhead expense realized in 2002.

Special credit (charge)

        In the third quarter of 2002, we recorded no special credits or charges. Year to date, we recorded a special credit of $1.6 million related to the settlement of a legal dispute with our former partner in a brewing business in South Korea. We expect to receive additional payments in 2002 and 2003. As we are continuing to assess the collectibility, we have not recognized any amounts owed us in our accounts receivable balance at September 29, 2002. The special credit recorded in 2002 was partially offset by a charge related to the dissolution of our former can and end joint venture.

        During the third quarter and thirty nine weeks ended September 30, 2001, we recorded special charges of $17.7 million and $18.8 million, respectively, primarily related to incremental consulting, legal and other costs incurred in preparations to restructure and outsource our information technology infrastructure. Also included in the 2001 charge were impairment charges on certain fixed assets and charges related to the dissolution of our former can and end joint venture.

Operating income

        As a result of the factors noted above, including special items, operating income was $54.2 million for the third quarter of 2002, representing a 41.9% increase from $38.2 million in the third quarter of 2001. Year-to-date, operating income including special items increased 28.4% to $173.4 million compared to $135.0 million for the same period last year.

        Excluding special items, operating income for the third quarter of 2002 was $54.2 million, representing a 3.0% decrease over the same period last year. The decrease was primarily due to an increase in selling and marketing expenses as we continue to incrementally invest in our brands, coupled with lower net sales, partially offset by lower cost of sales and general and administrative expenses. Year-to-date operating income, excluding special items, increased 12.2% to $172.5 million compared to $153.8 million for the same period last year.

Other income (expense)—net

        Net other income of $2.0 million in the third quarter of 2002 increased $3.0 million from $1.0 million net expense in the third quarter of 2001. The increase was mainly due to a gain on the sale of certain non-core assets. Year-to-date net other income was $2.0 million in 2002 compared with income of $0.3 million in 2001. The increase from last year was primarily due the same factors that impacted the third quarter.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
	September 29, 2002		September 30, 2001		September 29, 2002		September 30, 2001
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net Sales	$377,234	100%	$2,383	100%	$949,273	100%	$4,649	100%
Cost of goods sold	(255,062)	68%	(2,962)	124%	(633,621)	67%	(3,781)	81%

Gross profit	122,172	32%	(579)	24%	315,652	33%	868	19%
Other operating expenses:
Marketing, general and administrative expenses	(87,265)	23%	(2,495)	105%	(229,529)	24%	(6,038)	130%

Operating income	34,907	9%	(3,074)	129%	86,123	9%	(5,170)	111%
Interest income	4,574	1%	—	—	12,005	1%	—	—
Other (expense) income—net	(438)	—	—	—	323	—	—	—

Earnings before income taxes	$39,043	10%	$(3,074)	129%	$98,451	10%	$(5,170)	111%

        We acquired the Coors Brewers Limited business on February 2, 2002, and began reporting results of our new business in a new Europe operating segment. The Coors Brewers Limited business represents nearly all of our new Europe segment. Since we did not own Coors Brewers Limited prior to February 2, 2002, we did not report historical financial results for this business. Accordingly, the historical Europe segment results include only our pre-acquisition European operation which generated minimal volume and revenue. Our discussion on the results of operations for the Europe segment has been condensed for these purposes, as comparative results are generally not meaningful. Comparative results for our Europe segment will be more meaningful beginning February 2, 2003, at which time we will have owned Coors Brewers Limited for a full year.

Sales and volume

        The Europe segment achieved net sales of $377.2 million in the third quarter of 2002 and $949.3 million in the first thirty-nine weeks of 2002. Europe's unit volume sales was 2.5 million barrels of beverages for the third quarter of 2002 and 6.3 million barrels year-to-date.

Cost of goods sold

        Cost of goods sold was $255.1 million in the third quarter of 2002 and $633.6 million year-to-date. As a percentage of net sales, cost of goods sold was 67.6% and 66.7% for the third quarter and year-to-date 2002, respectively.

Gross profit

        Gross profit was $122.2 million in the third quarter of 2002 and $315.7 million through the thirty-nine weeks ended September 29, 2002. As a percentage of net sales, gross profit was 32.4% for the third quarter and 33.3% year-to-date.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses were $87.3 million for the third quarter of 2002 or 23.2% of net sales. Year-to-date marketing, general and administrative expenses were $229.5 million, or 24.2% of net sales.

Operating income

        As a result of the factors noted above, operating income was $34.9 million for the third quarter of 2002. Year-to-date operating income was $86.1 million.

Interest income

        During the third quarter and thirty-nine weeks ended September 29, 2002, the Europe segment recognized $4.6 million and $12.0 million, respectively, of interest income associated with trade loans to retail outlets.

Other income (expense)—net

        Other expense during the third quarter was $0.4 million. During the thirty-nine weeks ended September 29, 2002, other income was $0.3 million.

Earnings before income tax

        The Europe segment contributed $39.0 million and $98.5 million in the third quarter and year-to-date of 2002, respectively, to consolidated earnings before income taxes. As a percent of consolidated earnings before income tax during the third quarter and year-to-date of 2002, the Europe segment earnings represented 52.3% and 43.5%, respectively.

THE CORPORATE SEGMENT RESULTS OF OPERATIONS

	THIRTEEN WEEKS ENDED				THIRTY-NINE WEEKS ENDED
	September 29, 2002		September 30, 2001		September 29, 2002		September 30, 2001
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net Sales	$—	—	$—	—	$—	—	$—	—
Cost of goods sold	—	—	—	—	—	—	—	—

Gross profit	—	—	—	—	—	—	—	—
Other operating expenses:
Marketing, general and administrative expenses	—	—	—	—	—	—	—	—
Special charges	—	—	—	—	(2,642)	—	—	—

Operating income	—	—	—	—	(2,642)	—	—	—
Gain on sale of distributorship	—	—	—	—	—	—	—	—
Interest income	1,115	—	4,417	—	4,292	—	13,416	—
Interest expense	(21,805)	—	(66)	—	(50,778)	—	(1,205)	—
Other (expense) income—net	(25)	—	485	—	1,577	—	3,572	—

Earnings before income taxes	$(20,715)	—	$4,836	—	$(47,551)	—	$15,783	—

        The Corporate segment includes interest and certain corporate costs that are not attributable to the Americas or Europe operating segments. The majority of these corporate costs relate to interest expense, certain legal and finance costs and other miscellaneous expenses.

Special charges

        Special charges of $2.6 million were recognized during the thirty-nine weeks ended September 29, 2002, for transition expenses related to the acquisition of Coors Brewers Limited, including accounting, appraisal and legal fees.

Interest income

        Interest income of $1.1 million during the third quarter of 2002 represents a $3.3 million decrease from a year ago because we sold the majority of our marketable securities to help fund the acquisition of Coors Brewers Limited. Year-to-date, interest income decreased $9.1 million to $4.3 million for the same reason stated above.

Interest expense

        Interest expense of $21.8 million during the third quarter 2002 represents a $21.7 million increase from a year ago. Interest expense was $50.8 million compared to $1.2 million during the thirty-nine weeks ended September 30, 2001. The increase in 2002 was the result of increased debt associated with the acquisition of Coors Brewers Limited.

Other income (expense)—net

        Year-to-date, other income decreased $2.0 million to $1.6 million as compared to the same period last year. The decrease is primarily due to foreign exchange losses recognized during the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of September 29, 2002, we had negative working capital of $10.5 million compared to working capital of $89 million at December 30, 2001. Cash and short-term marketable securities totaled $70.7 million at September 29, 2002, compared to $309.7 million at December 30, 2001. Increases in accounts receivable and inventories were more than offset by a decrease in marketable securities of $232.6 million and increases in taxes (other than income), and accounts payable and accrued liabilities. Our cash and short-term marketable securities balances also decreased due to the sale of marketable securities in the first quarter of 2002. A portion of the cash provided by the sale of marketable securities was used to fund our acquisition of Coors Brewers Limited. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. In the third quarter 2002, we repaid $145 million of outstanding borrowings.

Operating activities

        Net cash provided by operating activities of $193.2 million for the thirty-nine weeks ended September 29, 2002, increased $14.8 million from the same period last year. The change was primarily attributable to an increase in net income and depreciation and amortization expense coupled with the absence of the sale of the company-owned distributorships, partially offset by a net increase in operating assets and liabilities.

Investing activities

        During the thirty-nine weeks ended September 29, 2002, net cash used in investing activities was $1.5 billion compared to $173.1 million in the same period last year. Cash used in the current year includes the $1.6 billion payment, net of cash acquired, made to purchase Coors Brewers Limited and includes year-to-date capital expenditures of $144.9 million and additions to intangible assets of $7.3 million. However, excluding our $1.6 billion payment, net of cash acquired, to acquire Coors Brewers Limited and our $65 million payment, made in January 2001, for our 49.9% interest in Molson USA, LLC, total cash provided by investing activities increased approximately $200 million compared to the same period last year, mostly due to a substantial decrease in purchases of securities. In 2002, we did not purchase any new marketable securities compared to purchases of $210.5 million in the thirty-nine weeks ended September 30, 2001.

Financing activities

        Net cash provided by financing activities was $1.3 billion for the thirty-nine weeks ended September 29, 2002, compared to net cash used in financing activities of $77.3 million for the same period last year. The increase was due to our proceeds from issuance of debt in 2002 to fund our acquisition of Coors Brewers Limited coupled with the absence of stock repurchases made in 2001, partially offset by payments on outstanding borrowings.

DEBT OBLIGATIONS

        On July 1, 2002, Rocky Mountain Metal Container (RMMC), our can and end joint venture with Ball Corporation ("Ball"), increased its debt obligations to $50 million. The debt obligation at September 29, 2002, is the maximum contemplated under the private placement facility. The debt proceeds are used to finance planned capital improvements. RMMC's debt is secured by the joint venture's various supply and access agreements with no recourse to either us or to Ball. This debt is not included in our financial statements because the joint venture is accounted for under the equity method.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Contractual cash obligations as of September 29, 2002:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long term debt	$1,498,149	$51,113	$271,465	$302,194	$873,377
Capital lease obligations	6,251	4,688	1,563	—	—
Operating leases	87,164	9,039	27,672	17,040	33,413
Other long term obligations(1)	3,633,910	596,455	1,001,419	641,341	1,394,695

Total obligations	$5,225,474	$661,295	$1,302,119	$960,575	$2,301,485

        Other commercial commitments:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Standby letters of credit	$776	$776	$—	$—	$—
Guarantees	$6,497	$6,497	—	—	—

Total commercial commitments	$7,273	$7,273	$—	$—	$—

(1)
These amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising and promotions.

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

        In particular, statements that we make under the headings "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2002" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2002 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.

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

RISK FACTORS

        These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 30, 2001 report on Form 10-K. You should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of these goals and cause actual results to differ materially from those expressed in the forward looking statements, include, but are not limited to, the following:

  •
  A failure to successfully implement our redesigned supply chain processes and systems in the US in 2003 could adversely affect our ability to take distributor orders, plan and schedule production, ship our products and bill distributors for shipments.

  •
  We have a substantial amount of indebtedness. As of September 29, 2002, we hold approximately $1,498.2 million in debt primarily associated with the acquisition of Coors Brewers Limited.

  •
  Because our primary production facilities in the U.S. are located at a single site, we are more vulnerable than our competitors to transportation disruptions, fuel increases, and natural disasters.

  •
  We are significantly smaller than our two primary competitors in the U.S., and, accordingly, we are more vulnerable than our competitors to cost and price fluctuations.

  •
  If any of our suppliers, including our joint ventures, are unable to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

  •
  Government regulatory authorities in the markets in which we operate may adopt regulations that could increase our costs or liabilities, or could limit our business activities.

  •
  If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.

  •
  Any significant shift in packaging preferences in the beer industry could disproportionately increase our costs and limit our ability to meet consumer demand.

  •
  We depend on independent distributors in the U.S. to sell our products, and we cannot provide any assurance that these distributors will effectively sell our products.

  •
  Since our sales volume is more concentrated in a few geographic areas in both the U.S. and the United Kingdom, a loss of market share in these particular markets would have a material adverse effect on our results of operations.

  •
  Our ability to successfully integrate and to implement our business strategy with respect to the Coors Brewers Limited business could have a material adverse effect on our financial results.

  •
  Our success depends largely on the success of two primary products, one in the U.S. and one in the U.K.; the failure or weakening of either could materially adversely affect our financial results.

  •
  Consolidation of pubs and growth in the size of pub chains in the U.K. could result in less bargaining strength on pricing flexibility.

  •
  We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

  •
  We may experience labor disruptions.

        The foregoing list of important factors is not all-inclusive.

OUTLOOK FOR 2002

        Due to the acquisition of Coors Brewers Limited, net sales; cost of goods sold; marketing, general and administrative expenses; operating income; and interest expense have increased substantially in 2002 as compared to the prior year. As such, the following outlook discussion will focus primarily on performance factors related to our Americas and Europe segments, where appropriate.

Sales and Volume

        Third quarter and year-to-date net sales benefited from modest U.S. volume growth, good domestic pricing and reductions in price promotions, offset by the sale of three company owned distributorships during 2001 and a sales mix shift away from higher-net-revenue products domestically and internationally. We remain optimistic that favorable pricing trends will continue through the balance of the year. The net sales impact in the third quarter and year-to-date 2002 related to the sale of three company-owned distributorships during 2001 will end after the third quarter of 2002. In the third quarter of 2002, we saw a modest lift from our domestic sales and marketing efforts, and we are continuing to invest additional resources in new brand-building initiatives, including our new sponsorship that makes Coors Light® the Official Beer of the National Football League. The large excise tax increase in Puerto Rico, which took effect during June 2002, reduced sales of our products in the Americas and could adversely affect Americas net sales and sales volume during the remainder of 2002.

        Our Europe business has achieved strong volume growth in the thirty-nine weeks ended September 29, 2002. Although we achieved strong volume year-to-date, volumes benefited from the World Cup and other special events. We implemented some price increases earlier this year in Europe, however, we saw more competitive off-premise price discounting early in the third quarter, along with a continuing shift of the market away from on-premise toward the off-premise channel. We will continue to monitor promotional discounting, value-pack activity and shifts between the off-premise and on-premise channels.

Cost of goods sold

        We currently expect full-year Americas cost of goods sold per barrel to be lower versus last year primarily because of the impact of selling company-owned U.S. distributorships during 2001, along with continued operating efficiencies. We have realized cost decreases due to lower packaging material costs, as well as lower distribution costs and related supply chain work. Other factors we expect to see contribute to lower cost of goods sold in the Americas include lower costs for cans, paper packaging and agricultural commodities, partially offset by modestly higher glass bottle costs. We expect fuel costs to be slightly higher than 2001. Fuel costs are difficult to project, and significant changes in oil or natural gas prices could alter our cost outlook.

        In Europe, we continue to achieve modest savings from operating and purchasing efficiencies. We are on schedule to close our Cape Hill brewery before the end of 2002, which should reduce operating costs per barrel for 2003. Proceeds from the sale of this facility and land may occur in the next six to twenty-four months, depending on demand and market conditions.

Marketing, general and administrative expenses

        Our sponsorships with the National Football League and other properties offer significant opportunities to invest effectively behind our brands. Full-year marketing, general and administrative expenses for the Americas are expected to be higher than last year due to incremental spending in advertising and sales promotions.

Interest income (expense)

        Consolidated 2002 interest income is likely to be higher for the full fiscal year 2002 compared to the full fiscal year 2001 due to U.K. trade-loan interest income, offset by lower balances of cash and marketable securities.

        Interest expense will increase significantly in 2002 compared to 2001 due to new debt issued to finance our acquisition of Coors Brewers Limited.

Earnings Before Income Taxes

        Our Europe business usually posts a loss in January after Christmas. As a result, earnings before income taxes for the thirty-four weeks beginning February 2, 2002, and ended September 29, 2002, that we owned Coors Brewers Limited was higher than it would have been if we had owned this business at the beginning of 2002. Also, earnings before income taxes would have been lower due to an increase in interest expense due to the full year impact of the debt incurred on February 2, 2002 to help fund our acquisition of Coors Brewers Limited.

Taxes

        Our tax rate for the rest of 2002 is expected to be consistent with, or lower than, the 37.5% rate applied to income during the first thirty-nine weeks of 2002, depending on the timing of certain expenditures made by our Europe business.

Other

        We have finalized our pension asset investment return assumption for 2002 at 9.5%, down from the 10.5% used for 2001 to reflect a more conservative current view of security markets going forward. Due to the combined effects of lower interest rates in 2002 than in 2001, and the change in assumption for returns on pension assets, 2002 pension expense will be approximately $7.0 million higher (pre-tax) than 2001. Further, we are anticipating a reduction in equity, through other comprehensive income, because our pension asset value at December 31, 2002 is expected to be lower than the Coors Retirement Plan's accumulated benefit obligation. The size of the year-end adjustment will be significant but cannot be determined at this time since it depends on the combined impacts of fourth quarter investment returns and interest rates at the end of the year.

        We expect full-year 2002 capital expenditures (excluding capital improvements for our existing joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $235 to $245 million, excluding approximately $4 million of capitalized interest. The range of capital spending will be impacted by the foreign exchange rate of the British Pound Sterling on the Coors Brewers Limited portion of our capital spending. In addition to our planned capital expenditures, incremental strategic investments will be considered on a case-by-case basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and the prices of production and packaging materials. We have established policies and procedures to govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British Pound Sterling (GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

        Derivatives are either exchange-traded instruments that are highly liquid, or over-the-counter instruments with highly rated financial institutions. No significant credit loss is anticipated because the counterparties to over-the-counter instruments generally have long-term ratings from S&P or Moody's that are no lower than A or A2, respectively. Additionally, some counterparty fair-value positions favorable to us and in excess of certain thresholds are collateralized with cash, U.S. Treasury securities or letters of credit. In some instances we have reciprocal collateralization responsibilities for fair value positions unfavorable to us and in excess of certain thresholds. At September 29, 2002, we had zero counterparty collateral and had none outstanding.

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A. We also paid off certain intercompany loan balances with Interbrew for a total purchase price of British Pound Sterling 1.2 billion (approximately $1.7 billion), plus associated fees and expenses and a restructuring provision. This business was subsequently renamed Coors Brewers Limited. As part of our strategy to limit the possible effects of foreign exchange on our acquisition of Coors Brewers Limited and the subsequent financial structure implemented for the acquisition, we evaluated and entered into a number of derivative instruments.

        In December 2001, we entered into a commitment with lenders for the financing of the acquisition of Coors Brewers Limited assets. Embedded in the commitment letter was a foreign currency option, purchased by us, which limited our maximum amount of U.S. dollars required to fund the acquisition. At the time our bid was accepted we entered into a foreign currency forward sale agreement to fix the British Pound Sterling value of some of our cash on hand that was used to fund the acquisition. The option in the loan commitment expired on February 11, 2002, and the foreign currency forward sale settled on January 12, 2002. These two transactions resulted in a combined loss and amortization expense of $1.2 million realized during the first quarter of 2002.

        In connection with our acquisition of the Coors Brewers Limited business, we entered into new senior unsecured credit facilities under which we borrowed $800 million of 5-year term debt and $750 million of bridge financing. All the funds were subsequently exchanged for British Pound Sterling and used to close the transaction. In order to better match our assets and liabilities the $750 million of bridge financing was recorded as an intercompany loan of 530 million British Pound Sterling.

        Upon establishing the intercompany loan, we entered into a forward sale agreement for 530 million British Pound Sterling. The forward sale agreement was entered into in order to hedge the effect of fluctuations in the British Pound Sterling exchange rates on the remeasurement of the intercompany loan. The forward sale agreement expired on May 7, 2002. The change in fair value of the forward sale was primarily offset by increases or decreases in the value of the intercompany loan. (See Derivative Instruments footnote 11 to the condensed consolidated financial statements).

        Since the underlying financing associated with the intercompany loan was short-term in nature (the bridge loan), and because our forward sale agreements established as hedges of the intercompany loan expired on May 7, 2002, we were exposed to fluctuations of the British Pound Sterling exchange rate on our cash requirement to settle the forwards and repay the bridge loan. Therefore, on February 2, 2002, we paid approximately $1.7 million for a 530 million British Pound Sterling call option with a strike rate of 1.48 U.S. dollars to British Pound Sterling. This option expired May 7, 2002. This option limited the maximum amount of U.S. dollars required to settle our forward sale agreement and repay our bridge loan obligations. The cash needed for these transactions was satisfied by our private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012 (See Derivative Instruments footnote 11 to the condensed consolidated financial statements) and cash on hand.

Amortization expense of approximately $1.7 million related to the call option was recognized in the first quarter of 2002.

        On May 7, 2002, we entered into certain cross currency swaps totaling Pound Sterling 530 million (approximately $774 million). The swaps include an initial exchange of principal on the date of the private placement and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed British Pound Sterling interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received British Pound Sterling. Upon final exchange, we will provide British Pound Sterling to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future British Pound Sterling interest and principal receipts on an intercompany loan between us and our Europe subsidiary that results from changes in the U.S. dollar to British Pound Sterling exchange rates.

        On May 28, 2002, we entered into an interest rate swap agreement related to $76.2 million of our 6 3/8% Senior notes due 2012. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million of our 6 3/8% Senior Notes due 2012 attributable to changes in the LIBOR swap rates.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques—sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

        We use Value-at-Risk to monitor the foreign exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign exchange rate and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value at risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $9.7 million at September 29, 2002. As we did not enter into the cross currency swaps until the second quarter of 2002, there is no comparable one-day loss in fair value at December 30, 2001. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of the underlying transaction being hedged, our inter-company loan. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts(USD)	Fair values	Maturity
September 29, 2002
Foreign currency management
Forwards	$18,754	$349	10/02-9/03
Cross currency swap	773,800	(18,212)	5/12
Commodity pricing management
Swaps	107,098	(8,120)	9/02-8/04
Interest rate pricing management
Interest rate swap	76,200	8,000	5/12
December 30, 2001
Foreign currency management
Option(1)	1,705,000	(1,023)	02/02
Forwards	228,650	2,336	01/02 - 04/03
Commodity pricing management
Swaps	132,477	(10,563)	02/02 - 02/04

(1)
The foreign exchange option for $1.7 billion notional was purchased to hedge our exposure to fluctuations in the British Pound Sterling exchange rate related to acquisition of certain Coors Brewers Limited assets. This option was settled in May 2002.

        Maturities of derivative financial instruments held on September 29, 2002, are as follows (in thousands):

2002(2)	2003	2004 and thereafter
$168	$(6,354)	$(11,797)
(2)
Amount includes the estimated deferred net loss of $7.3 million that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

ESTIMATED FAIR VALUE VOLATILITY	AS OF September 29, 2002	AS OF December 30, 2001
	(In millions)
Foreign currency risk:
forwards, options	$(1.6)	$(22.2)
Interest rate risk:
debt, swaps	$(42.3)	$(0.4)
Commodity price risk:
swaps	$(9.9)	$(12.2)

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) under the Exchange Act. These controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation, with the assistance and particpation of management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL

        We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K

        Current Report on Form 8-K dated July 31, 2002

        Current Report on Form 8-K dated August 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLPH COORS COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer)

November 13, 2002

CERTIFICATION

I, W. Leo Kiely III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Adolph Coors Company.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. LEO KIELY III W. Leo Kiely III Chief Executive Officer November 13, 2002

CERTIFICATION

I, Timothy V. Wolf, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Adolph Coors Company.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

d)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

b)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY V. WOLF Timothy V. Wolf Chief Financial Officer November 13, 2002