Form 10-K
period 2002-12-29
COORS ADOLPH CO
filed 2003-03-27
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX
ITEM 8. Financial Statements and Supplementary Data

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal period ended December 29, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14829

ADOLPH COORS COMPANY
(Exact name of registrant as specified in its charter)

COLORADO	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tenth Street, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

303-279-6565
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock (non-voting), no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act. ☒

        The aggregate market value of Class B non-voting stock held by non-affiliates of the registrant at the close of business on June 30, 2002, was $2,059,296,908 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Class B Common Stock held by persons holding more than 5% of the outstanding shares of Class B Common Stock and shares owned by officers and directors of the registrant as of June 30, 2002 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003:

Class A Common Stock—1,260,000 shares
Class B Common Stock—35,081,353 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1. Description of Business

(a) General Development of Business

        Since our founding in 1873, we have been committed to producing the highest-quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles and price preferences. Our beverages are sold predominantly throughout the United States (U.S.), the United Kingdom (U.K.) and in select international markets.

        To sharpen focus on our core competencies, in manufacturing, marketing and selling malt beverage products, we have entered into various arrangements with third parties over the last decade to leverage their strengths in areas such as can and bottle manufacturing, transportation, packaging, engineering, energy production and information technology.

        We own or license all of our trademarks for all of our brands, including Coors Light®, Coors Original®, Coors® Non-Alcoholic, Coors Extra Gold®, Zima®, George Killian's®, Irish Red™, Keystone®, Blue Moon™, Mexicali®, Carling®, Worthington®, Caffrey's®, Grolsch®, Reef®, Screamers™, Breaker Superbrew™ Lager, and Hooper's Hooch®.

        Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company, its principal operating subsidiaries, Coors Brewing Company (CBC) and Coors Brewers Limited (CBL), and our other corporate entities.

Recent General Business Developments

Coors Brewers Limited

        In February 2002, we acquired 100% of the outstanding shares of Bass Holdings Limited and certain intangible assets directly or indirectly from Interbrew S.A. for £1.2 billion (approximately $1.7 billion), plus associated fees and expenses. This acquisition resulted in our obtaining the former Bass Brewers' brewing business and brands (excluding Bass, Tennents and other brands) in England and Wales. It includes the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's beer brands; the U.K. and the Republic of Ireland distribution rights to Grolsch (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest, with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage (FAB) brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in Tradeteam Limited (Tradeteam), a distribution and logistics provider in Great Britain. The brand rights we own for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe.

Tradeteam Limited

        In November 2002, Tradeteam entered into a contract to provide retail distribution services for Interbrew U.K., Limited until at least 2010. Interbrew U.K. previously undertook such services in-house and the agreement involved the transfer of approximately 1,400 staff from Interbrew U.K., Limited to Tradeteam, as well as 19 operating warehouse locations and associated assets, including approximately 400 vehicles.

Rocky Mountain Metal Container, LLC

        Effective January 1, 2002, we became an equal member with Ball Corporation (Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC) to manufacture aluminum cans and ends. Also effective on January 1, 2002, we entered into a can and end supply agreement with RMMC (the Supply Agreement), under which RMMC will supply us with substantially all of the can and end requirements for our Golden brewery. RMMC is operating under a use and license agreement and will manufacture these cans and ends at our existing manufacturing facilities.

Graphic Packaging International Corporation

        Pursuant to a packaging supply agreement, CBC purchases most of its paperboard and label packaging from Graphic Packaging International Corporation (GPIC). Our previous packaging supply agreement expired on December 31, 2002 and was extended to March 31, 2003. As of the date of this filing, we had reached an agreement with GPIC regarding the terms of a new contract, and the contract was being circulated for signatures (See Item 13(b) Certain Business Relationships for further information).

(b)  Financial Information About Segments

        Prior to our acquisition of CBL, we reported results of operations in one segment. We now categorize our operations into two geographical segments: the Americas and Europe. Both of these segments manufacture, market, and sell beer and other malt beverage products.

        See Item 8, Financial Statements and Supplementary Data, for financial information relating to our operations.

(c)  Narrative Description of Business

        Some of the following statements may describe our expectations of future products and business plans, financial results, performance and events. Actual results may differ materially from these forward-looking statements. Please see Item 7, Management's Discussion and Analysis—Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, for factors that may negatively impact our performance. The following statements are expressly made, subject to those and other risk factors.

        We sold approximately 65% of our 2002 reported beer volume in the United States, nearly 30% in the United Kingdom and the balance in various international markets. In 2002, Coors Light accounted for about 50% and Carling for approximately 20% of reported volume.

        Our sales volume totaled 31.8 million U.S. barrels in 2002, compared to 22.7 million barrels in 2001 and 23.0 million barrels in 2000. The barrel sales figures for each year do not include barrel sales of our products sold in Canada by a non-consolidated partnership, Coors Canada. An additional 1.4 million, 1.3 million and 1.2 million barrels of beer were sold by Coors Canada in 2002, 2001 and 2000, respectively. Our sales volumes also do not include the CBL Factored Brands Business. See Item 7, Management's Discussion and Analysis, for a discussion of volume changes.

Americas Operations

        The Americas business segment primarily consists of the production, distribution, marketing and sales of the Coors family of brands in the United States and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a joint venture investment (Molson USA) with Molson. The Americas segment also includes the small amount of CBC products that are exported and sold outside of the United States and its territories, excluding the Europe segment.

Canada

        Coors Canada is our partnership with Molson that manages all marketing activities for our products in Canada. We own 50.1% of this partnership, and Molson owns 49.9%. The partnership contracts with a Molson subsidiary for the brewing, distribution and sale of products. Coors Light currently has an approximately 8% market share, is the largest light beer and the fourth best selling beer brand overall in Canada.

Puerto Rico and the Caribbean

        In Puerto Rico, we market and sell Coors Light through an independent local distributor. A local team of our employees manages marketing and promotional efforts in this market where Coors Light is the number-one brand. We also sell our products in several other Caribbean markets, including the U.S. Virgin Islands, through local distributors.

Japan

        Coors Japan Company, Ltd. (Coors Japan), our Tokyo-based subsidiary, is the exclusive importer and marketer of our products in Japan. The Japanese business is currently focused on Zima and Coors Original. Coors Japan sells our products to independent distributors in Japan.

China

        In August 2001, we formed a new subsidiary, Coors Beer & Beverages (Suzhou) Co., Ltd., to market and distribute Coors products in China. In October 2001, we commenced a brewing agreement with Lion Nathan Beer and Beverages (Suzhou) Co. Ltd. to supply the China market.

Our Products

        Our top-selling brand is Coors Light, a premium beer, and our other products in the United States include an additional 11 brands. Our other premium beers include Coors Original and Coors Non-Alcoholic. We also offer a selection of above-premium beers including George Killian's Irish Red Lager and Blue Moon Belgian White Ale. In addition, we offer Zima and Zima Citrus, alternative malt-based beverages that have long competed in the FABs category. We also compete in the lower-priced segment of the beer market with Extra Gold and our Keystone family of beers—Keystone Light, Keystone Premium and Keystone Ice. Coors Light accounted for more than 70% of our Americas sales volume in each of the last four years, while premium and above-premium products accounted for more than 85% of our total Americas volume.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. Currently, a national network of 485 independent distributors (549 including branch locations) purchase our products. We also own three distributorships that handled less than 3% of our total domestic volume in 2002. As a result of our Molson USA joint venture, we have an additional 160 non-CBC domestic distributors, including branches that distribute Molson brands within the United States. Additional independent distributors deliver our products to some international markets under licensing and distribution agreements.

        In the past three years, consolidation among U.S. wholesalers has continued. As a result of this trend, approximately 50% of our U.S. distributors (which sell more than 40% of our volume) now also distribute SAB Miller PLC (Miller) products. We generally view this consolidation trend positively because these larger businesses can compete more effectively in the marketplace.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use the highest quality water, barley and hops to brew our products. The majority of the water used by us is naturally filtered from underground aquifers. We have acquired water rights to provide flexibility for long-term strategic growth needs and also to sustain brewing operations in case of a prolonged drought. We maintain a 14-month supply of barley that would allow us to continue production in the event of any disruption in supply.

Brewing and Packaging Facilities

        We have three domestic production facilities and one small brewery located in Mexico. We own and operate the world's largest single-site brewery that is located in Golden, Colorado. In addition, we own and operate a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia. We are brewing beer at our facility in Tecate, Mexico that is currently being test marketed in the United States.

        We brew Coors Light, Coors Original, Extra Gold, Killian's and the Keystone brands in Golden. We package, in Golden, about 57% of our beer volume brewed in Golden. The remainder is shipped in bulk from the Golden brewery to either our Memphis facility or to our Shenandoah facility for packaging.

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

        We also own and operate the Sandlot Brewery® at the Coors Field® ballpark in Denver, Colorado. This brewery is open year-round, makes a variety of specialty beers and has an annual capacity of approximately 4,000 barrels.

        In 2002, we completed major investments in all three of our plants. These investments will allow us to continue to meet growing demand efficiently. We are planning lower capital spending in 2003 and will be focusing our investments increasingly to reduce costs and increase productivity. Please see Item 7, Management's Discussion and Analysis—Liquidity and Capital Resources, for more information about our planned capital expenditures.

Energy

        We purchase electricity and steam for our Golden facilities from Trigen-Nations Energy Company, L.L.L.P. (Trigen), an unrelated company. Coors Energy Company, our wholly owned subsidiary, buys coal, which is sold to Trigen for Trigen's steam generator system.

Packaging Materials

Aluminum Cans

        Approximately 60% of our products were packaged in aluminum cans in 2002. A substantial portion of those cans were purchased from RMMC. In addition to our supply agreement with RMMC, we also have commercial supply agreements with Ball and other third-party can manufacturers to purchase cans and ends in excess of what is supplied through RMMC. In 2002, we purchased all of the cans and ends produced by the RMMC facilities.

Glass Bottles

        We used glass bottles for approximately 30% of our products in 2002. We operate a production joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. The initial term of the joint venture expires in 2005 and can be extended for additional two-year periods. In 2002, we purchased all of the bottles produced by RMBC, approximately 1.1 billion bottles, which fulfilled slightly more than one-half of our bottle requirements. The remaining bottle requirements were met through a supply contract with Owens.

Other Packaging

        The remaining 10% of volume we sold in 2002 was packaged in quarter- and half-barrel stainless steel kegs purchased from third-party suppliers.

        We purchase most of our paperboard and label packaging from a subsidiary of Graphic Packaging International Corporation (GPIC). These products include paperboard, multi-can pack wrappers, bottle labels and other secondary packaging supplies, as described under Item 1(a) General Development of Business. Please read Item 13, Certain Relationships and Related Transactions, for more information regarding GPIC.

Seasonality of the Business

        The U.S. beer industry is subject to seasonal sales fluctuation. Our sales volumes are normally at their lowest in the first and fourth quarters and highest in the second and third quarters.

Research and Development

        Our research and development activities relate primarily to creating and improving products and packages. These activities are designed to refine the quality and value of our products and to reduce costs through more efficient processing and packaging techniques, equipment design and improved raw materials.

Intellectual Property

        We own trademarks on the majority of the brands we produce and we have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating and certain other technical operations. These patents have expiration dates ranging through 2021. These expirations are not expected to have a significant impact on our business.

Regulation

        Our business is highly regulated by federal, state and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau (formerly called the Bureau of Alcohol, Tobacco and Firearms); the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies. Internationally, our business is also subject to regulations and restrictions imposed by the laws of the foreign jurisdictions where we sell our products.

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2002 from a high of $32.55 per barrel in Alabama to a low of $0.62 per barrel in Wyoming, with an average of $5.74 per barrel. In 2002, we incurred approximately $410 million in federal and state excise taxes. We realize that from time to time Congress, state legislatures and local governing bodies consider various proposals to increase or decrease excise taxes on the production and sale of alcohol beverages, including beer. In the United States, the last significant increase in federal excise taxes on beer was in 1991, when these taxes doubled. In June 2002, the excise taxes on most beer in Puerto Rico increased 50%.

Environmental Matters

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then outstanding litigation.

        Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). It requires us to pay a portion of future costs in excess of that amount.

        Considering related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but an additional accrual of as much as $20 to $30 million is possible.

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

        While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable (see also Item 7, Management's Discussion and Analysis—Contingencies, for additional discussion of our environmental contingencies).

Employees and Employee Relations

        CBC has approximately 5,700 employees in our Americas business. Memphis hourly employees, who constitute about 8% of our total work force, are represented by the Teamsters union and are the only significant employee group at any of our three domestic production facilities with union representation. The Memphis union contract expires in 2005. We believe our people are absolutely key to our success and that relations with our employees are good.

Competitive Conditions

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports (Beer Marketer's Insights, Impact Databank and The Beer Institute). While management believes that these sources are reliable, we cannot guarantee the complete accuracy of these numbers and estimates.

2002 U.S. Beer Industry Overview

        The beer industry in the United States is extremely competitive, with industry volume growth averaging less than 1% annually since 1991. Therefore, growing or even maintaining market share requires substantial and perhaps increasing investments in marketing and sales efforts. U.S. beer industry shipments increased approximately 1.3% in 2002, after growing 0.6% in 2001.

        The industry's pricing environment continued to be positive in 2002, with modest price increases on specific brands and packages in select markets. As a result, revenue per barrel improved for major U.S. brewers during the year.

        A number of important trends affected the U.S. beer market in 2002. The first was a continuing sales shift toward lighter, more refreshing beverages. Virtually all of the growth in the category was achieved by American-style light lagers (domestic and imported) and new FABs. Although the FABs market share grew quickly in the first half of 2002, it also declined substantially in the second half of the year. More than 80% of our annual Americas unit volume in 2002 was in light beers. The second trend was toward "trading up," as consumers continued to move away from lower-priced brands to higher-priced brands, including imports and FABs. Import beer shipments rose nearly 10% in 2002. Long-term industry sales trends toward lighter, more upscale beers generally play to our strengths.

        The U.S. brewing industry has experienced significant consolidation in the past several years, which has removed excess production capacity. In 2002, beer industry consolidation at the wholesaler level continued. This consolidation generally improves business economics for these combined wholesalers and their suppliers.

Our Competitive Position

        Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. In 2002, approximately 80% of U.S. beer shipments were attributed to the top three domestic brewers: Anheuser-Busch; Miller; and CBC. We compete most directly with Anheuser-Busch and Miller, the dominant companies in the U.S. industry. According to Beer Marketer's Insights estimates, we are the nation's third-largest brewer, selling approximately 11% of the total 2002 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to Anheuser-Busch's 49% share and Miller's 19% share.

Europe Operations

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement with Tradeteam for the physical distribution of products throughout Great Britain.

United Kingdom

        CBL has headquarters in Burton-on-Trent, England and is the United Kingdom's second-largest beer company with unit volume sales of approximately 9.2 million U.S. barrels in 2002. CBL holds approximately 19% of the U.K. beer market, Western Europe's second-largest market. The CBL sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing approximately two-thirds of CBL's total beer volume.

        CBL also manufactures FABs, which it sells in the United Kingdom and export markets. Total FABs volume is less than 4% of its overall volume. CBL's products are exported to over 25 countries, with these exports accounting for less than 3% of total CBL volume.

Our Products

        Our U.K. brand portfolio consists of 21 domestic beer brands and six non-beer brands. We have strong representation in each of our product categories with Carling, the market leader among mainstream lagers. Carling is the number-one beer sold in the United Kingdom by volume. Caffrey's, which makes up approximately 3% of our volume, competes in the premium ale segment; and Worthington's, which makes up approximately 11% of our volume, is the number-three mainstream ale in the U.K. Grolsch, the number-four premium lager, is one of the United Kingdom's fastest growing premium lagers, with volume increasing more than six times since 1994. In addition, we have a successful range of FAB brands that we own, including Reef.

        During 2002, CBL launched Worthington's 1744, a premium cask ale; Breaker Superbrew Lager, a competitor in the extra strong lager category; and Screamers, a vodka-based shots drink.

        Like other brewers in the United Kingdom, CBL wholesales beers, wines, liquors, ciders, soft drinks and other products in order to enhance profitability by offering a wide range of products, predominantly to our On-Trade customers, where alcohol drinks are sold for consumption on-premise. Since CBL purchases and resells these products, they are included in both sales and cost of goods sold but are not included in reported sales volumes.

Sales and Distribution

        Over the past three decades, there has been a shift in the United Kingdom, with volumes shifting from the On-Trade channel to the Off-Trade channel, also referred to as the "take-home' market. Prices in the On-Trade channel tend to be higher, but the Off-Trade channel can offer similar returns to brewers as selling, servicing and distribution costs are generally lower. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the United Kingdom is sold to retailers directly.

        Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of certain raw materials such as malt to the CBL breweries. (See Item 1. Business—(a) General Development of Business, for more information about the Tradeteam joint venture.)

On-Trade

        The On-Trade channel accounted for approximately 66% of our U.K. sales volumes in 2002. CBL's major brands have gained market share consistently in the On-Trade over the past five years because of the success of the brand investment program, the focus on customer service and sales force development.

        The installation and maintenance of draught beer dispense equipment in the On-Trade channel is generally the responsibility of the brewer in the United Kingdom. CBL thus retains ownership of equipment required to dispense beer from kegs to consumers. This includes beer lines, line cooling, taps and countermounts.

        Similar to other U.K. brewers, CBL has traditionally used loans to secure supply relationships with customers in the On-Trade market. Loans have been granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels. Such loans are typically secured by a first or second lien on the borrower's property. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans.

Off-Trade

        The Off-Trade channel accounted for approximately 34% of our U.K. sales volume in 2002. It includes sales to supermarket chains, convenience stores, liquor store chains, distributors and wholesale retailers.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use the highest quality water, barley and hops to brew our products. Water for the three CBL breweries, located in Burton-on-Trent, Alton and Tadcaster, comes from dedicated supplies, filtered through the local underground aquifers. Barley for CBL brewing operations is high quality two-row seed grown exclusively in England with strict controls over the use of agro-chemicals. We believe we have sufficient access to raw materials to meet our quality and production requirements.

Brewing and Packaging Facilities

        Following the closure of the Cape Hill brewery in December 2002, we now operate three breweries in the United Kingdom. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom. Other breweries are located in Tadcaster and Alton.

        A key feature of production policy is effective product matching across the three breweries to facilitate multiple sourcing of the major brands. The three brewery sites each possess a range of brewing and packaging operations. This decentralized brewing and packaging platform allows us to pursue a "single brewery" concept. This concept permits us to centrally plan all production requirements and allocate volumes to breweries each week. This allows optimal use of all capacity, assets and resources and is effective in minimizing distribution costs and facilitating multiple sourcing of major brands.

        A portion of our overall capital investment is to support our business in the On-Trade channel where dispense equipment and kegs investment is required. The major focus of capital spending in 2003 is at our brewery in Burton-on-Trent to efficiently increase packaging capability following the closure of the Cape Hill brewery. The majority of the spending on this project is planned for 2003.

Packaging Materials

        Kegs:    We used kegs and casks for approximately 63% of our product in 2002. We purchase our kegs and casks through supply contracts with third-party suppliers.

        Cans:    Approximately 29% of our products were packaged in cans in 2002. Virtually all of our cans were purchased through supply contracts with Ball Corporation.

        Other Packaging:    The remaining 8% of our product is packaged in glass bottles purchased through supply contracts with third-party suppliers.

Seasonality of Business

        In Great Britain, the beer industry is subject to seasonal sales fluctuation primarily influenced by holiday periods, weather and by certain major televised sporting events. There is a peak during the summer and during the Christmas and New Year period. The holiday peak is most pronounced in the Off-Trade channel.

Research and Development

        CBL's research and development activities are designed to explore new products and packaging concepts, as well as to refine the quality of our products and to develop more efficient processing, packaging and dispense techniques. Concepts are generated and then subjected to a rigorous process of development and review prior to launch.

Intellectual Property

        Trademarks on the majority of the brands produced by CBL are owned in relevant countries and we have licenses for the remainder. Carling brand rights are mainly for territories in Europe. We also hold a number of patents on innovative processes and technologies relevant to our business. These patents have expiration dates ranging through 2021. These expirations are not expected to have a significant impact on our business.

Regulation

        In the United Kingdom, regulations apply to many parts of our operations and products, including brewing; food safety; labeling and packaging; marketing and advertising; environmental; health and safety; employment; and data protection regulations. To operate our U.K. breweries and carry on business in the United Kingdom, we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies; including HM Customs & Excise, the Office of Fair Trading, the Data Protection Commissioner and the Environment Agency.

        The U.K. government levies excise taxes on all alcoholic beverages at varying rates depending on the type of product and its alcohol by volume. In 2002, we incurred approximately $770 million in excise taxes on gross revenues of approximately $2,146 million. The U.K. government reviews the level of excise taxes on alcohol beverages annually as part of its budget process. The last increase in excise tax on beer was in 2000. In 2002, the U.K. government changed the regulations relating to excise tax on FABs, resulting in a significant increase in these taxes.

Environmental Matters

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2002 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2003.

        See also Item 7, Management's Discussion and Analysis—Contingencies, for additional discussion of our environmental contingencies.

Employees and Employee Relations

        CBL has approximately 3,000 employees. Approximately 26% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. Separate negotiated agreements are in place with the Transport and General Workers Union at the Tadcaster Brewery and the Burton-on-Trent Brewery. The agreements do not have expiration dates, and negotiations are conducted annually. We believe our people are absolutely key to our success and that relations with our employees are good.

Competitive Conditions

2002 U.K. Beer Industry Overview

        Beer consumption in the United Kingdom has declined steadily since 1980 by an average of 0.8% per annum. This decline has been mainly attributable to the On-Trade channels where volumes are now 40% lower than in 1980. Over the same period, Off-Trade volume has increased by 278% and now represents 34% of CBL's total volume, compared with 11% in 1980. This trend is expected to continue and has been influenced by a number of factors, including the increasing price differential between beer in the On and Off-Trade channels and changes in consumers' lifestyles.

        At the same time, there has been a steady trend to lager at the expense of ales, driven predominantly by the leading mainstream and premium lager brands. In 1980, lagers accounted for 31% of beer sales and, in 2002, this share has increased to 67% and is expected to grow further. While lager volume has been growing at an average compound annual growth rate of 1.3% over the last four years, ales, including stouts, have declined by 6.2% per annum. This trend has accelerated in 2002. The leading beer brands are generally growing at a faster rate than the market. The top 10 brands now represent approximately 62% of the total market compared to only 34% in 1994.

        The U.K. brewing industry continues to suffer from overcapacity. Including the closure of our Cape Hill brewery in 2002, at least nine breweries with an estimated total capacity of over 3 million barrels have closed over the last three years.

        In both the On-Trade and the Off-Trade, major customers have been growing in size. In the On- Trade, the major multiple pub companies continue to consolidate, and in the Off-Trade, the leading multiple grocery chains are continuing to gain share.

Our Competitive Position

        Our beers and flavored alcoholic beverages compete not only with similar products from competitors, but also with other alcoholic drink products, including wines and spirits. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all main beer categories. Our strength in the growing lager sector with Carling and Grolsch makes us well positioned to take advantage of the continuing trend away from ales to lagers.

        Our principal competitors are Scottish Courage Ltd., Interbrew U.K. Ltd. and Carlsberg-Tetley Ltd. We are the United Kingdom's second-largest brewer with a 19% market share (excluding factored brands sales) based on AC Nielsen information. Scottish Courage Ltd.'s share is 25%, Interbrew U.K. Ltd.'s share is 17% (excluding Heineken brands, which are no longer part of Interbrew's brand portfolio) and Carlsberg-Tetley Ltd.'s share is 12%. Our core brands—Carling, Grolsch, Worthington's and Reef—all increased their product sector share in 2002.

        Following the acquisition of CBL from Interbrew in February 2002, Interbrew retained the former Bass Brewers' Scottish and Northern Ireland businesses (including Tennents brands) as well as the Bass ale brand and associated export sales. Since we were left with little representation in Scotland, we are addressing this issue with the development last year of a Scottish sales team and Carling's sponsorship, starting in 2003, of the Rangers and Celtic soccer teams. In August 2002, Worthington's 1744 was launched to replace the gap in the portfolio left by the loss of Draught Bass.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales

        See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

(e)  Available Information

        Our internet website is http://www.coors.com. Through a direct link to our reports at the SEC's website at http://www.sec.gov, we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. Properties

        As of December 29, 2002, our major facilities were:

Facility	Location	Product
Americas
Brewery/packaging plants	Golden, CO Memphis, TN Tecate, Mexico	Malt beverages/packaged malt beverages
Packaging plant	Elkton, VA (Shenandoah Valley)	Packaged malt beverages
Can and end plant	Golden, CO	Aluminum cans and ends
Bottle plant	Wheat Ridge, CO	Glass bottles
Distributorship locations	Denver, CO Meridian, ID Glenwood Springs, CO	Wholesale beer distribution
Ten satellite warehouses	Throughout the U.S.	Distribution centers
Europe
Brewery/packaging/distribution warehouses	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages/packaged malt beverages/distribution

        We own approximately 2,250 acres of land in Golden, CO, which include brewing, packaging, can manufacturing and related facilities, as well as gravel deposits, water storage facilities and buffer area. We own about 1,850 acres of land in Rockingham County, VA, around our Shenandoah facility, and 126 acres in Shelby County, TN, where the Memphis facility is located.

        In March 2002, we completed and occupied a new warehouse facility at our distributor operation in Denver, CO. We are in the process of selling the land and building of the previous operation. In 2001, we sold our distribution operations in Anaheim, CA, and Oklahoma City, OK, but retained ownership of the facilities. In 2002, we sold the land and buildings in Oklahoma City. We are in the process of selling the land and buildings in Anaheim, and in the interim are leasing these assets to the buyer of the distributor operation. Also in 2001, we sold our distributor operation in San Bernardino, CA.

        In 2002, we discontinued operations at CBL's Cape Hill brewery and Alloa malting facility. The majority of the production at the Cape Hill brewery was brands that were retained by Interbrew. The Cape Hill property, which includes 78 acres, is being marketed for sale since its closure at year-end 2002. We expect to complete the sale of Cape Hill during 2005, possibly earlier, depending on negotiations with the Planning Authorities for change of zoning provisions.

ITEM 3. Legal Proceedings

        We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters may arise from time to time that may harm our business (see Item 8, Footnote 15, "Commitments and Contingencies" for additional discussion of our Legal Contingencies).

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our Class B non-voting common stock has traded on the New York Stock Exchange since March 11, 1999, under the symbol "RKY" and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB."

        The approximate number of record security holders by class of stock at February 28, 2003, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, no par value	All shares of this class are held by the Adolph Coors, Jr. Trust
Class B common stock, non-voting, no par value	2,963
Preferred stock, non-voting, no par value	None issued

        The following table sets forth the high and low sales prices per share of our Class B common stock for each fiscal quarter of 2002 and 2001 as reported by the New York Stock Exchange:

	HIGH	LOW	DIVIDENDS
2002
First Quarter	$67.47	$51.92	$0.205
Second Quarter	$68.76	$59.34	$0.205
Third Quarter	$64.18	$51.40	$0.205
Fourth Quarter	$69.66	$56.30	$0.205
2001
First Quarter	$78.25	$61.38	$0.185
Second Quarter	$67.11	$49.39	$0.205
Third Quarter	$52.40	$43.59	$0.205
Fourth Quarter	$59.27	$43.83	$0.205

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan"), the Coors 1995 Supplemental Compensation Plan, and the Equity Compensation Plan for Non-Employee Directors as of December 29, 2002. All outstanding awards shown in the table below relate to our Class B common stock (see Item 8, Financial Statements and Supplemental Data,

Footnote 6 "Stock Option, Restricted Stock Award and Employee Award Plans," for additional discussion of our equity compensation plans).

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and rights	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,064,360(1)	$56.61(1)	2,023,595(1)
Equity compensation plans not approved by security holders	None	None	None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI Plan, we may issue Restricted Stock Awards, as that term is defined in the Plan.

        As of December 29, 2002, there were 23,750 restricted shares outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) will lapse within one to three years from the date of issue.

        On May 31, 2002, we granted options for a total of 4,000 shares of our non-voting Class B common stock to our four non-employee members of the Board of Directors, under our Equity Compensation Plan for Non-Employee Directors. These options were issued as a component of the directors' annual compensation (See Item 12, Security Ownership of Certain Beneficial Owners and Management). The options were issued at an exercise price of $66.07 per share, and are exercisable for a period of ten years commencing on the earlier of the one year anniversary of the date of grant or the next following annual shareholders meeting following the date of grant, provided that the Director is still serving as our Director on such date. The options were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Each Director had access, through his or her relationship with us, to adequate information about our company.

ITEM 6. Selected Financial Data

        The table below summarizes selected financial information for the 5 years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

	2002(2)	2001	2000(1)	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations:
Gross sales	$4,956,947	$2,842,752	$2,841,738	$2,642,712	$2,463,655
Beer excise taxes	(1,180,625)	(413,290)	(427,323)	(406,228)	(391,789)

Net sales	3,776,322	2,429,462	2,414,415	2,236,484	2,071,866
Cost of goods sold	(2,414,530)	(1,537,623)	(1,525,829)	(1,397,251)	(1,333,026)

Gross profit	1,361,792	891,839	888,586	839,233	738,840
Other operating expenses:
Marketing, general and administrative	(1,057,240)	(717,060)	(722,745)	(692,993)	(615,626)
Special charges	(6,267)	(23,174)	(15,215)	(5,705)	(19,395)

Total other operating expenses	(1,063,507)	(740,234)	(737,960)	(698,698)	(635,021)
Operating income	298,285	151,605	150,626	140,535	103,819
Interest income	21,187	16,409	21,325	11,286	12,136
Interest expense	(70,919)	(2,006)	(6,414)	(4,357)	(9,803)
Other income, net	8,047	32,005	3,988	3,203	4,948

Income before income taxes	256,600	198,013	169,525	150,667	111,100
Income tax expense	(94,947)	(75,049)	(59,908)	(58,383)	(43,316)

Net income	$161,653	$122,964	$109,617	$92,284	$67,784

Net income per common share—basic	$4.47	$3.33	$2.98	$2.51	$1.87

Net income per common share—diluted	$4.42	$3.31	$2.93	$2.46	$1.81

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term marketable securities	$59,167	$309,705	$386,195	$279,883	$287,672

Working capital	$(93,995)	$88,984	$118,415	$220,117	$165,079

Properties, at cost, net	$1,380,239	$869,710	$735,793	$714,001	$714,441

Total assets	$4,297,411	$1,739,692	$1,629,304	$1,546,376	$1,460,598

Long-term debt	$1,383,392	$20,000	$105,000	$105,000	$105,000

Other long-term liabilities	$115,971	$47,480	$45,446	$52,579	$56,640

Shareholders' equity	$981,851	$951,312	$932,389	$841,539	$774,798

Cash Flow Data:
Cash provided by operations	$258,545	$193,396	$280,731	$211,324	$198,215

Cash used in investing activities	$(1,584,338)	$(196,749)	$(297,541)	$(121,043)	$(146,479)

Cash provided by (used in) financing activities	$1,291,668	$(38,844)	$(26,870)	$(87,687)	$(60,661)

Other Information:
Barrels of malt beverages sold	31,841	22,713	22,994	21,954	21,187

Dividends per share of common stock	$0.820	$0.800	$0.720	$0.645	$0.600

Depreciation, depletion and amortization	$230,299	$121,091	$129,283	$123,770	$115,815

Capital expenditures and additions to intangible assets	$246,842	$244,548	$154,324	$134,377	$104,505

(1)
53-week year versus 52-week year.

(2)
Results prior to February 2, 2002 exclude CBL, the business acquired from Interbrew on that date.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        As noted on Item 1(a) General Development of Business, Recent General Business Developments, we acquired the Carling business (subsequently renamed CBL) in England and Wales from Interbrew S.A. on February 2, 2002. Since the acquisition was finalized in 2002, the operating results and financial position of CBL are not included in our results discussed below for any period prior to the acquisition. This acquisition had a significant impact on our operating results and financial condition. CBL generated sales volume of approximately 9.2 million barrels in 2002. This acquisition was funded through cash and third-party debt as reflected in our consolidated balance sheet. The borrowings will have a significant impact on our capitalization, interest coverage and cash flow trends. See further discussion of this impact in the Liquidity section below.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review the accounting policies we use in reporting our financial results on an on-going basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in an application. There are also areas in which our judgment in selecting among reasonable alternatives would not produce a materially different result. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates under different assumptions or conditions. We have identified the policies below as critical to our financial condition and results of operations:

Allowance for Doubtful Accounts

        In the Americas segment, our allowance for doubtful accounts and credit risk is insignificant as the majority of the Americas accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. Also, in the Americas, we secure substantially all of our credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

        Because the majority of CBL sales are directly to retail customers and, because of the policy of making trade loans to customers, our ability to manage our credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer (total amount of all trade accounts and loans from a specific customer less the amount of security and insurance coverage) at the point the account is considered uncollectible. We record the provision as a bad debt in general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

        We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected, and we may be required to record additional allowances.

Pension and Postretirement Benefits

        CBC and its subsidiaries have defined benefit plans that cover the majority of employees. As a result of the acquisition of CBL, we have assumed responsibility for a portion of the assets and liabilities of what was the Bass Brewers Pension Plan, renamed the Coors Brewers Pension Plan. CBC also has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions" (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans is a critical accounting estimate because it is highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, and market conditions (for further explanation of our assumptions and year-end financial results for these plans, see Item 8, Footnote 7, "Employee Retirement Plans" and Footnote 8, "Postretirement Benefits").

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to our pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. The most significant estimates that could impact our financial statements relate to the Lowry Superfund site.

Goodwill and Other Intangible Asset Valuation

        We adopted the provisions of Statements of Financial Standards No. 141, "Business Combinations" (SFAS No. 141) on July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on December 31, 2001. We evaluate the carrying value of our goodwill and other indefinite-lived intangible assets annually, and we evaluate our other intangible assets whenever there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of intangible assets for impairment, most significantly the estimated future cash flows to be generated by these assets. Changes in these estimates could have a material adverse effect on the assessment of our goodwill and other intangible assets, thereby requiring us to write down the assets. As an example, our valuation model for the goodwill associated with our Molson USA joint venture assumes certain volume growth and pricing assumptions that, if not ultimately achieved, could result in impairment charges.

Trade Loans

        CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, others provide for payments at below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance.

        Consistent with GAAP, we have reclassified a portion of the beer revenue into interest income to reflect a market rate of interest on these notes. For the fiscal year ended December 29, 2002, this amount was $16.4 million. We have included this interest income in the European segment since it is so closely related to the European business, even though all other interest income and expense is reflected in the Corporate segment.

Derivatives

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation. All derivatives held by us are designated as hedges with the expectation that they will be highly effective in offsetting underlying exposures. We account for our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which we early adopted on January 1, 1999. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

Equity Method Accounting

        We generally apply the equity method of accounting to 20% -50% owned investments where we exercise significant influence. As described below, we have an equity ownership in, and conduct business with various joint ventures, which directly relate to our core activities. There are no related parties that own interests in our equity method investments.

        Coors Canada is a general partnership that was formed to market CBC products in Canada. We own a 50.1% interest in this non-consolidated joint venture that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. All manufacture, distribution and sale of CBC branded beers are contracted to Molson Inc. (Molson) by the partnership. The partnership never takes title to the beer. It is paid an amount equal to the sales proceeds Molson receives from third-party customers, less the costs incurred by Molson for its manufacture, distribution and sale of the CBC branded products. We reflect this amount in revenue in our Consolidated Statements of Income (see Item 8, Financial Statements and Supplementary Data, Footnote 10, "Equity Method Investments").

        Rocky Mountain Metal Container and Rocky Mountain Bottle Co., along with CBL's Tradeteam joint venture, are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies sought by us to reduce costs. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the U.K. beer market. In 2002, our share of the pre-tax joint venture profits for each of these investments has been offset against Cost of Goods Sold in our Consolidated Statements of Income (see Item 8, Financial Statements and Supplementary Data, Footnote 10, "Equity Method Investments").

        Effective with the first quarter of 2003, we will include our entire share of Tradeteam results in the Other income, net line of our Consolidated Statements of Income and reflect the results on a separate line if and when they become material. This prospective change in presentation is attributable to Tradeteam no longer being a captive provider of distribution and logistics services to CBL. In November 2002, Tradeteam entered into an agreement to provide distribution services to Interbrew U.K. Limited, another large brewer in the United Kingdom (See Item 1(a), General Development of Business—Recent General Business Developments).

        Other income, net line includes the equity method income for the Molson USA joint venture. This joint venture was formed to import, market, sell and distribute Molson products in the United States.

We have recorded our share of the venture's results in the Other income, net line in our Consolidated Statements of Income given the immateriality of its results.

        A qualitative analysis of our results would be impacted if the results of these joint ventures were included in different lines of our Consolidated Statements of Income.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the acquisition of CBL that relate to deferred taxes arising from that acquisition would reduce goodwill.

Consolidated Results of Operations

	Fiscal Year Ended
	December 29, 2002		December 30, 2001		December 31, 2000
		% of Net Sales		% of Net Sales		% of Net Sales
	(In thousands, except percentages)
Net sales	$3,776,322	100%	$2,429,462	100%	$2,414,415	100%
Cost of goods sold	(2,414,530)	64%	(1,537,623)	63%	(1,525,829)	63%

Gross profit	1,361,792	36%	891,839	37%	888,586	37%
Other operating expenses:
Marketing, general and administrative	(1,057,240)	28%	(717,060)	30%	(722,745)	30%
Special charges	(6,267)	—	(23,174)	1%	(15,215)	1%

Total other operating expenses	(1,063,507)	28%	(740,234)	30%	(737,960)	31%

Operating income	298,285	8%	151,605	6%	150,626	6%
Other (expense) income:
Gain on sale of distributorships	—	—	27,667	1%	1,000	—
Interest income	21,187	1%	16,409	1%	21,325	1%
Interest expense	(70,919)	2%	(2,006)	—	(6,414)	—
Other income, net	8,047	—	4,338	—	2,988	—

Total other (expense) income	(41,685)	1%	46,408	2%	18,899	1%

Income before income taxes	256,600	7%	198,013	8%	169,525	7%
Income tax expense	(94,947)	3%	(75,049)	3%	(59,908)	2%

Net income	$161,653	4%	$122,964	5%	$109,617	5%

Consolidated Results of Operations—2002 vs. 2001 and 2001 vs. 2000

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity and capital resources for the three-year period ended December 29, 2002, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. Results for 2000, 2001 and the first five weeks of 2002 exclude CBL, the business acquired from Interbrew in February 2002. Our fiscal year is the 52- or 53-weeks that end on the last Sunday in December. Our 2002 and 2001 fiscal years each consisted of 52-weeks whereas our 2000 fiscal year consisted of 53-weeks.

2002 vs. 2001:

Net Sales and Volume

        Our net sales were $3,776.3 million and $2,429.5 million for fiscal years 2002 and 2001, respectively. The increase of $1,346.8 million, or 55.4%, was due primarily to the acquisition of CBL. We sold 31.8 million barrels of beverages in 2002 versus 22.7 million barrels in 2001, an increase of 40.2%. Comparable sales volumes for our Americas business were basically flat in 2002 vs. 2001.

Cost of Goods Sold and Gross Profit

        Cost of goods sold in 2002 was $2,414.5 million, a $876.9 or 57% increase from $1,537.6 million in 2001. Cost of goods sold as a percentage of net sales was 63.9% in 2002 compared to 63.3% in 2001. On a per barrel basis, cost of goods sold increased 12% over 2001. The increase was due mainly to the acquisition of CBL. Other factors contributing to the increase in cost of goods sold include higher capacity costs associated with adding capacity to our Golden and Memphis manufacturing facilities and bottle packaging capacity in Shenandoah, Virginia. We also incurred higher pension and other labor-related costs. These higher costs were offset by the sale of three company-owned distributorships during 2001, lower domestic packaging costs and continued improvement in operations efficiencies, including lower transportation costs and improved operating line efficiencies in our domestic operations. Cost of goods sold for our Americas business declined by approximately 3.4% from 2001 to 2002.

        Gross profit as a percentage of net sales was 36.1% in 2002 compared to 36.7% last year.

Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses were $1,057.2 million, compared to $717.1 million during the same period last year. The increase was due to the acquisition of CBL and investing more in our domestic advertising and sales promotion efforts, especially activity related to our exclusive beer sponsorship with the NFL. As a percentage of net sales, marketing, general and administrative expenses were 28.1% and 29.5% in 2002 and 2001, respectively. Comparable marketing, general and administrative costs for our Americas business increased by approximately 2.6% from 2001 to 2002.

Special Charges

        In 2002, we recorded special charges of $6.3 million. A net $6.4 million charge was recorded in the fourth quarter related primarily to restructuring initiatives in our Golden brewery business operations. We also recorded charges for acquisition costs for CBL, including accounting, appraisal and legal fees. These special charges were offset by a credit related to the cash payment on a debt due to us from our former partner in a brewing business in South Korea (See Item 8, Footnote 9, Special Charges). During 2001, we recorded special charges of $23.2 million primarily related to incremental consulting, legal and other costs incurred in preparation to restructure and outsource our information technology infrastructure. Also included in the 2001 charges were termination and severance costs related to the restructuring of our purchasing and production organizations, impairment charges on certain fixed assets and charges related to the dissolution of our former can and end joint venture. These charges were partially offset by a gain related to the sale of our former Spain brewery and related fixed assets.

Operating Income

        Operating income was $298.3 million for the year ended December 29, 2002, an increase of $146.7 million or 96.8% over operating income of $151.6 million for the year ended December 30, 2001, mainly due to the acquisition of CBL and the other factors noted above. Comparable operating income for our Americas business grew by approximately 19.3% from 2001 to 2002.

Interest Income

        Interest income of $21.2 million increased $4.8 million over the prior year, due to interest in the current year on loans to customers in the acquired CBL business, partially offset by a decrease in interest income on previously held interest bearing securities, which we sold in January 2002 to help fund the acquisition of CBL.

Interest Expense

        Total year interest expense of $70.9 million increased $68.9 million over the same period last year due to the significant increase in debt incurred to purchase CBL.

Other Income, Net

        Net other income was $8.0 million in 2002 compared to income of $4.3 million in 2001. The increase is primarily the result of a $1.8 million gain from the sale of non-core water rights in 2002.

Consolidated Effective Tax Rate

        Our fiscal year ended 2002 effective tax rate was 37.0%, down from 37.9% for 2001 mainly because of the effects of purchase price accounting and tax planning associated with the acquisition of CBL.

Net Income

        Net income for 2002 was $161.7 million, or $4.47 per basic share ($4.42 per diluted share), compared to $123.0 million, or $3.33 per basic share ($3.31 per diluted share), in 2001.

2001 vs. 2000:

Net Sales and Volume

        Our net sales were $2,429.5 million for the 52-week fiscal year ended December 30, 2001, resulting in a $15.1 million or 0.6% increase over our 2000 Net sales of $2,414.4 million. Sales volume totaled 22.7 million barrels in 2001, a 1.2% decrease from 2000. Excluding the extra week in fiscal year 2000, net sales volume decreased 0.1% in 2001. The relatively soft volume in 2001 resulted primarily from the following factors:

  •
  competitors' introduction of new flavored malt-based beverages (FABs) supported by heavy advertising which took market share from more traditional beers and diverted some attention from distributors and retailers and from core beer brands;

  •
  unseasonably cold weather early in the year in most parts of the United States; and,

  •
  weak economic conditions and sales results in some of our key markets, including California and Texas.

        The increase in net sales and net revenue per barrel over last year was due to higher domestic pricing of approximately 2% and less promotional discounting, partially offset by a mix shift away from higher-priced brands and geographies.

Cost of Goods Sold and Gross Profit

        Cost of goods sold increased by 0.8% to $1,537.6 million from $1,525.8 million in 2000. Cost of goods sold as a percentage of net sales was 63.3% in 2001 compared to 63.2% in 2000. This increase was primarily due to higher packaging material costs for aluminum cans and glass bottles, in addition to higher raw materials, energy and labor costs. The continuing shift in our package mix toward more expensive longneck bottles also increased costs slightly. These increases were partially offset by distribution efficiencies from new information systems and processes designed to reduce transportation costs, the benefits from not incurring the 53rd week of costs and closing our Spain brewing and commercial operations in 2000.

        Gross profit as a percentage of net sales was 36.7% in 2001 compared to 36.8% in 2000.

Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses were $717.1 million in 2001 compared to $722.7 million in 2000. The $5.6 million decrease was mostly due to lower costs for advertising and promotions and the favorable impact from the sale of our company-owned distributorships. In addition, overhead expenses declined due to 52 weeks in 2001 versus 53 weeks in the prior year. These favorable variances were offset partially by higher costs related to information systems, market research and professional fees.

Special Charges

        Our net special charges were $23.2 million in 2001 compared to special charges of $15.2 million in 2000. The following is a summary of special charges incurred during these years:

Information Technology

        We entered into a contract with EDS Information Services, LLC, effective August 1, 2001, to outsource certain information technology functions. We incurred start-up and transition costs during the year of approximately $14.6 million.

Restructure Charges

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

Can and End Plant Joint Venture

        In the third quarter of 2001, we recorded a $3.0 million charge related to the dissolution of our existing can and end joint venture as part of the restructuring of this part of our business that will allow us to achieve operational efficiencies. Effective January 1, 2002, we entered into a partnership with Ball Corporation for the manufacture and supply of aluminum cans and ends for our domestic business.

Property Abandonment

        In 2001, we recorded a $2.3 million charge for a portion of certain production equipment that was abandoned and will no longer be used.

Spain Closure

        In 2000, we recorded a total pretax special charge of $20.6 million related to the closure of our Spain brewing and commercial operations. In December 2001, the plant and related fixed assets were sold, resulting in a net gain before tax of approximately $2.7 million, which was credited to special charges.

Insurance Settlement

        In 2000, we received an insurance claim settlement of $5.4 million that was credited to special charges.

Operating Income

        As a result of the factors noted above, operating income was $151.6 million for the year ended December 30, 2001, an increase of $1.0 million or 0.7% over operating income of $150.6 million for the year ended December 31, 2000.

Other Income (Expense), Net

        Net other income was $46.4 million in 2001 compared with income of $18.9 million in 2000. The $27.5 million increase was due mainly to $27.7 million of gains recognized from the sale of company-owned distributorships coupled with a $2.0 million gain from the sale of certain non-core water rights. In addition, as part of our tax strategy to utilize certain capital loss carryforwards, we recognized gains of $4.0 million from the sale of marketable securities. Partially offsetting these gains were net foreign currency exchange losses of $0.3 million primarily related to a derivative transaction performed in anticipation of the Carling acquisition, a write-off of mineral land reserves of $1.0 million, an equity loss from the Molson USA joint venture of $2.2 million and goodwill amortization of $1.6 million related to this investment.

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

The Americas Segment Results of Operations

        The Americas malt beverage segment primarily consists of our production, marketing and sales of the Coors family of brands in the United States and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership with Molson (Coors Canada) and the sale of Molson products in the United States that is conducted through a joint venture with Molson (Molson USA). The Americas segment also includes the small amount of CBC products that are exported and sold outside of the United States and its possessions, excluding Europe.

        Prior to our acquisition of CBL, we reported results of operations in one segment. In 2002, we began categorizing our operations into two geographic segments: the Americas and Europe. Accordingly, the historical Americas segment results primarily relate to our historical consolidated results of operations excluding only our pre-acquisition Europe operation, which generated minimal volume and revenue. For a comparison of our one operating segment from 2000 to 2001, see "Consolidated Results of Operations—2000 vs. 2001."

	Fiscal Year Ended
	December 29, 2002		December 30, 2001		December 31, 2000
		% of Net Sales		% of Net Sales		% of Net Sales
	(In thousands, except percentages)
Net sales	$2,400,849	100%	$2,422,282	100%	$2,403,720	100%
Cost of goods sold	(1,481,630)	62%	(1,532,471)	63%	(1,513,051)	63%

Gross profit	919,219	38%	889,811	37%	890,669	37%
Other operating expenses:
Marketing, general and administrative	(724,943)	30%	(706,872)	29%	(710,224)	29%
Special (charges) credit	(3,625)	—	(23,174)	1%	5,583	—

Total other operating expenses	(728,568)	30%	(730,046)	30%	(704,641)	29%

Operating income	190,651	8%	159,765	7%	186,028	8%
Other income:
Gain on sale of distributorships	—	—	27,667	1%	1,000	—
Other income, net	4,864	—	1,319	—	3,017	—

Total other income	4,864	—	28,986	1%	4,017	—

Income before income taxes	$195,515	8%	$188,751	8%	$190,045	8%

Net Sales and Volume

        In 2002, Net sales of $2,400.8 million decreased 0.9% compared to Net sales of $2,422.3 million during the same period last year. Net revenue per barrel declined 1% over 2001. The declines were mostly due to the sale of company-owned distributorships in 2001 (whose volumes were included in 2001 results until the date of sale); a decline in volume in Puerto Rico, where sales were negatively impacted by a 50% increase in a beer excise tax that took effect during the summer; and negative sales mix, primarily in the United States, which moved away from our higher-revenue-per-barrel brands, geographies and packages. Partially offsetting these declines were higher domestic pricing and reduced price promotions.

        Sales volume totaled approximately 22.7 million barrels in 2002, virtually unchanged from a year ago. Growth in domestic Coors Light and Keystone Light brands were partially offset by declines in Zima, Killian's and exported Coors Light to Puerto Rico. Zima was impacted disproportionately by the recent influx of new FABs in the United States. Additionally, exported Coors Light incurred a significant decline in the latter half of the year due to the 50% increase in Puerto Rico's beer excise tax.

Cost of Goods Sold and Gross Profit

        Cost of goods sold was $1,481.6 million in 2002 compared to $1,532.5 million for the same period last year. As a percentage of Net sales, Cost of goods sold was approximately 61.7% in 2002 compared to 63.3% in 2001. On a per barrel basis, Cost of goods sold decreased 3.4% from 2001. The decrease in Cost of goods sold during 2002 was attributable primarily to the sale of company-owned distributorships in 2001, and lower transportation and packaging costs, as well as the result of continued operations efficiency initiatives. The decreases were partially offset by higher capacity costs associated with adding capacity to our Golden and Memphis manufacturing facilities and bottle packaging capacity to our facility in Shenandoah, Virginia. Also, we incurred higher pension and other labor-related costs.

        Gross profit increased 3.3% to $919.2 million in 2002 compared to the same period last year as a result of the factors noted above. Gross profit as a percentage of net sales was 38.3% in 2002 compared to 36.7% last year.

Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses increased 2.6% to $724.9 million in 2002 from $706.9 million in 2001, mostly due to higher marketing expense as a result of investing more behind our brands in advertising and sales promotion, including additional headcount in certain markets. General and administrative expenses were down slightly in 2002 primarily due to the sale of company-owned distributorships last year, somewhat offset by higher systems investments and labor related expenses.

Special (Charges) Credit

        Our special charges of $3.6 million in 2002, were mainly due to a $7.0 million charge in the fourth quarter related to restructuring initiatives in our Golden brewery business operations and charges related to the dissolution of our former can and end joint venture. These charges were partially offset by a credit related to a cash payment on a debt from our former partner in a brewing business in South Korea.

        During 2001, we recorded special charges of $23.2 million primarily related to incremental consulting, legal and other costs incurred in preparation to restructure and outsource our information technology infrastructure. Also included in the 2001 charges were termination and severance costs related to the restructuring of our purchasing and production organizations, impairment charges on certain fixed assets and charges related to the dissolution of our former can and end joint venture.

Operating Income

        Due to the factors noted above, operating income increased 19.3% to $190.7 million compared to $159.8 million for the same period last year.

Other Income, Net

        Other income, net was $4.9 million in 2002, representing a $24.1 million decrease from 2001. The decrease resulted from the sale of company-owned distributorships in 2001, coupled with the equity loss from the Molson USA joint venture, partially offset by a gain on the sale of non-core waters rights.

The Europe Segment Results of Operations

        We acquired the CBL business on February 2, 2002 (see Item 1(a) General Development of Business, Recent General Business Developments), and began reporting these results in a new Europe reporting segment. The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement with Tradeteam for the physical distribution of products throughout

Great Britain. It also includes the sale of Coors Light in the United Kingdom and the Republic of Ireland. The CBL business represents nearly all of our new Europe segment. Since we did not own CBL prior to February 2002, we do not report historical financial results for this business. Accordingly, the historical Europe segment results include only our pre-acquisition Europe operation, which generated very small volume and revenue. Our discussion on the results of operations for the Europe segment has been condensed for these purposes, as comparative results are generally not meaningful.

	Fiscal Year Ended
	December 29, 2002		December 30, 2001		December 31, 2000
		% of Net Sales		% of Net Sales		% of Net Sales
	(In thousands, except percentages)
Net sales	$1,375,473	100%	$7,180	100%	$10,695	100%
Cost of goods sold	(932,900)	68%	(5,152)	72%	(12,778)	119%

Gross profit	442,573	32%	2,028	28%	(2,083)	19%
Other operating expenses:
Marketing, general and administrative	(332,297)	24%	(10,188)	142%	(12,521)	117%
Special charges	—	—	—	—	(20,798)	194%

Total other operating expenses	(332,297)	24%	(10,188)	142%	(33,319)	312%

Operating income (loss)	110,276	8%	(8,160)	114%	(35,402)	331%
Other income (expense):
Interest income	16,390	1%	—	—	—	—
Other income (expense), net	1,766	—	—	—	(29)	—

Total other income (expense)	18,156	1%	—	—	(29)	—

Income before income taxes	$128,432	9%	$(8,160)	114%	$(35,431)	331%

Net Sales and Volume

        The Europe segment achieved Net sales of $1,375.5 million in 2002 reflecting unit volume sales of 9.2 million barrels. Carling, the largest beer brand in the United Kingdom, grew at mid-single digit rates in both the On-Trade and Off-Trade channels, with sales of approximately 6 million barrels during 2002. Although our Worthington brand declined at a low single-digit rate, it gained market share in the declining mainstream ale market. Grolsch and Reef both grew more than 20% during the year. Driven by solid on- and off-premise performance, our U.K. brands gained approximately 0.4% of market share in 2002.

        As discussed in "Item 1, Description of Business," recent years have seen a shift in the overall consumption of beer in the United Kingdom, with volumes shifting from the On-Trade channel, where drinks are sold for consumption on-premise, to the Off-Trade channel, also described as the "take-home" or off-premise market. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail customers, manufacturers in the United Kingdom sell their products directly to retail.

        The On-Trade channel accounted for approximately 66% of our U.K. volumes in 2002. CBL's major brands have consistently gained market share in On-Trade over the past five years through the success of the brand advertising program and through our focus on customer service and sales force development. The Off-Trade channel is growing and accounted for approximately 34% of our U.K. sales volume in 2002. Our growth has been a result of our success in building customer relationships, driving distribution and ensuring the consistent high-quality display of CBL's key brands.

Cost of Goods Sold and Gross Profit

        Cost of goods sold was $932.9 million in 2002. As a percentage of net sales, cost of goods sold was 67.8%. During 2002, we closed our Cape Hill brewery and Alloa malting facility as we continue to focus on reducing operating costs and balance capacity with demand.

        Gross profit was $442.6 million in 2002. As a percentage of net sales, gross profit was 32.2%.

Marketing, General and Administrative Expenses

        Total year marketing, general and administrative expenses were $332.3 million, or 24.2% of net sales.

Operating Income

        As a result of the factors noted above, operating income was $110.3 million for 2002.

Interest Income

        During 2002, the Europe segment recognized $16.4 million of interest income associated with trade loans to retail outlets.

Other Income (Expense), Net

        For the fiscal year ended December 29, 2002, other income was $1.8 million primarily related to favorable non-recurring gains on the sale of assets.

Income Before Income Taxes

        The Europe segment contributed $128.4 million, or approximately 50%, in 2002 to consolidated income before income taxes.

The Corporate Segment Results of Operations

        The Corporate segment includes interest and certain corporate costs that are not attributable to the Americas or Europe operating segments. The majority of these corporate costs relate to interest expense, certain legal and finance costs and other miscellaneous expenses.

	Fiscal Year Ended
	December 29, 2002		December 30, 2001		December 31, 2000
	(In thousands)
Net sales	$		$		$
Cost of goods sold		—		—		—
Gross profit		—		—		—
Other operating expenses:
Marketing, general and administrative		—		—		—
Special charges		(2,642)		—		—

Total other operating expenses		(2,642)		—		—

Operating income		(2,642)		—		—
Other (expense) income:
Interest income		4,797		16,409		21,325
Interest expense		(70,919)		(2,006)		(6,414)
Other income, net		1,417		3,019		—

Total other (expense) income		(64,705)		17,422		14,911

Income before income taxes		$(67,347)		$17,422		$14,911

Special Charges

        Special charges of $2.6 million were recognized during the fiscal year ended 2002 for transition expenses related to the acquisition of CBL, including accounting, appraisal and legal fees.

Interest Income

        In 2002, interest income decreased $11.6 million versus 2001 because we sold the majority of our marketable securities to fund a portion of the acquisition of CBL.

Interest Expense

        Interest expense was $70.9 million in 2002 compared to $2.0 million during 2001. The increase in 2002 was the result of increased debt to fund the acquisition of CBL.

Other Income, Net

        In 2002, other income decreased $1.6 million from 2001 to $1.4 million. The decrease is due primarily to foreign exchange losses recognized during the first half of 2002 related to the CBL acquisition.

Liquidity and Capital Resources

Liquidity

        Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 29, 2002, including cash and short-term borrowings, we had negative working capital of $94.0 million compared to working capital of $89.0 million at December 30, 2001. At December 29, 2002, cash and short-term marketable securities totaled $59.2 million, compared to $309.7 million at December 30, 2001. Our cash and short-term marketable securities balances decreased primarily due to the sale of marketable securities totaling $232.6 million during the first quarter of 2002, the majority of which was used to fund a portion of our acquisition of CBL.

        Other factors that contribute to our change in cash balances include repayments of long-term debt, increases in accounts receivable and increased capital expenditures. Our working capital change was due primarily to lower cash and short-term marketable securities, increase in current portion of long-term debt, partially offset by the increase in working capital resulting from the CBL acquisition. In March 2002, all obligations under the terms of our Colorado Industrial Revenue bonds were prepaid totaling approximately $5.0 million and the debt was terminated. As part of the settlement and indemnification agreement related to the Lowry Superfund site with the City and County of Denver and Waste Management of Colorado, Inc., we agreed to post a letter of credit equal to the present value of our share of future estimated costs if estimated future costs exceed a certain amount and our long-term credit rating falls to a certain level. The future estimated costs now exceed the level provided in the agreement, however, our credit rating remains above the level that would require this letter of credit to be obtained. Based on our evaluation, should our credit rating fall below the level stipulated by the agreement, it is reasonably possible that the letter of credit that would be issued could be for as much as $10 million. For more information on the Lowry Superfund site, see the Environmental Contingencies section below.

        We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, any shift away from light beers and any of the other factors we describe in the section titled "Risk Factors." We also have credit facilities which contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis. During the fiscal year ended December 29, 2002, we repaid $208 million of long- and short-term debt, net of short-term borrowings.

Operating Activities

        Net cash provided by operating activities of $258.5 million for the fiscal year ended December 29, 2002, increased $65.1 million from the prior fiscal year. The change was attributable primarily to an increase in net income and the absence of the non-cash gain on the sale of the company-owned distributorships, partially offset by a net decrease resulting from changes in operating assets and liabilities. Operating cash flows were $87.3 million lower in 2001 than in 2000 as higher net income of $13.3 million was more than offset by a decline in cash distributions received from our joint venture entities. Also in 2001, we realized significant non-cash gains on the sale of properties and securities, and our net deferred tax liability decreased from year-end 2000 due mainly to the realization of certain tax benefits. The gains from the sale of properties were due mainly to the sale in 2001 of three company-owned distributorships for $27.7 million.

Investing Activities

        During the fiscal year ended December 29, 2002, net cash used in investing activities was $1.6 billion compared to $196.7 million in the same period last year. The increase is due to the $1.6 billion payment, net of cash acquired, made to purchase CBL. Also, in 2001, we made a payment of $65.0 million for our 49.9% interest in Molson USA. However, excluding our $1.6 billion payment to acquire CBL and our $65.0 million payment for our interest in Molson USA, total cash provided by investing activities increased approximately $134.5 million compared to the same period last year, mostly due to a substantial decrease in purchases of securities. We did not purchase any new marketable securities in 2002 compared to purchases of $228.2 million during 2001.

        During 2001, we used $196.7 million in investing activities compared to a use of $297.5 million in 2000. The $100.8 million decrease from 2000 to 2001 was due primarily to proceeds from the sale of properties, mainly three of our company-owned distributorships, and lower net investment activity in 2001. In 2001, our net cash proceeds from marketable securities activity was $39.9 million compared to a net cash use of $148.6 million in 2000. Cash used in 2001 for investing activities consisted of the $65.0 million payment made to acquire our interest in the Molson USA joint venture and increased capital expenditures and additions to intangible assets of $244.5 million compared to $154.3 million in 2000. A significant portion of our 2001 capital expenditures were for capacity-related projects that were started late in 2000 and in early 2001.

Financing Activities

        Net cash provided by financing activities was $1.3 billion in 2002. Activity in the current year included debt proceeds of $2.7 billion partially offset by debt repayments and capital lease obligations of $1.4 billion, and changes in cash overdraft balances of $27.8 million. Net cash used in financing activities was $38.8 million in 2001, consisting primarily of $72.3 million for purchases of our Class B common stock under our stock repurchase program, dividend payments of $29.5 million on our Class B common stock, partially offset by cash inflows of $51.6 million related to an increase in cash overdrafts over year-end 2000; and $10.7 million associated with the exercise of stock options under our stock option plans.

Debt Obligations

Senior Private Placement Notes

        At December 29, 2002, we had $20 million in unsecured Senior notes at a fixed interest rate of 6.95% per annum. Interest on the notes is due semi-annually in January and July. At December 29, 2002, $20 million was classified as long-term debt as this balance is due in July of 2005. In July 2002, we made an $80 million principal payment on the "A" series of notes due in July 2002. Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at December 29, 2002.

6 3/8% Senior Notes Due 2012

        On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, were unsecured, were not subject to any sinking fund provision and included a redemption provision (make-whole provision) which allowed us to retire the notes at whole or any time at a redemption price. The notes were issued with registration rights and were guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes were approximately $841 million. The net proceeds were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility which we entered into in connection with our acquisition of CBL and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the SEC. The exchange of all the notes was completed on September 16, 2002.

        Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, above certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of December 29, 2002, we were in compliance with all of these restrictions.

Senior Credit Facility

        At December 29, 2002, we had $533.7 million outstanding in unsecured Senior Credit facilities consisting of a U.S. dollar denominated amortizing term loan in an aggregate principal amount of $168 million and a 228 million GBP denominated amortizing term loan. Based on foreign exchange rates at December 29, 2002, aggregate principal amounts outstanding related to the 228 million GBP amortizing term loan were $365.7 million.

        Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. During the year ended December 29, 2002, we repaid approximately $310 million on our five-year amortizing term loan. This has reduced the scheduled required future amortization amounts based upon application of payments already made against future payments due as per the terms of our loan agreement.

        We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings.

        Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; and

certain types of business in which we can engage. As of December 29, 2002, we were in compliance with all of these restrictions.

Revolving Line of Credit

        At December 29, 2002, we had an unsecured committed credit arrangement totaling $300 million, of which $241 million was available. On December 24, 2002, we borrowed approximately $59 million on this line of credit and used the borrowings to pay down our U.S. dollar denominated amortizing term loan on the same date. This action was undertaken to facilitate the movement of funds from CBL to the United States.

        This line of credit has a five-year term expiring 2007. On a quarterly basis, we pay a facilities fee based on the total amount of available committed credit. Under the terms of this credit facility, we are required to maintain the same leverage ratio and interest coverage ratio as those defined in our term loan, as well as operate our business with the same restrictions as defined in the term loan. We were in compliance with these requirements at December 29, 2002.

Uncommitted Lines of Credit

        At December 29, 2002, we had two USD uncommitted lines of credit totaling $40 million. The lines of credit are with two different lenders. We had $22 million outstanding under these lines of credit as of December 29, 2002.

        In addition, CBL had two uncommitted lines of credit totaling GBP 20 million, or approximately $32 million based on foreign exchange rates at December 29, 2002. Approximately 10 million GBP, or $16 million based on prevailing exchange rates, was outstanding under these lines of credit at December 29, 2002.

        See Item 8, Financial Statements and Supplemental Data, Footnote 4, Debt, for additional discussion of our long-term borrowings.

        On July 1, 2002, Rocky Mountain Metal Container (RMMC), our limited liability company with Ball Corporation ("Ball"), increased its debt obligations under the terms of a private placement, from $20 million to $50 million. The debt obligation at December 29, 2002, is the maximum contemplated under the private placement facility. The debt proceeds have been used to finance planned capital improvements. RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. This debt is not included in our financial statements because the limited liability company is accounted for under the equity method.

        Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24 million based on foreign exchange rates at December 29, 2002. No amount was outstanding on this line of credit at December 29, 2002; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount. This line of credit bears interest at a rate of 1% over GBP LIBOR.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 29, 2002:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Long term debt	$1,527,441	$144,049	$270,090	$256,296	$857,006
Capital lease obligations	5,079	4,688	391	—	—
Operating leases	92,638	17,757	28,361	17,239	29,281
Other long term obligations(1)	4,539,747	804,353	1,328,837	921,401	1,485,156

Total obligations	$6,164,905	$970,847	$1,627,679	$1,194,936	$2,371,443

(1)
These amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising and promotions.

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Standby letters of credit	$776	$776	$—	$—	$—

Advertising and Promotions

        As of December 29, 2002, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $259.0 million over the next nine years.

Capital Expenditures

        In 2002, we spent $246.8 million on capital improvement projects worldwide. Of this, 60% was in support of the Americas business segment and the remainder was for the Europe segment. We currently plan capital expenditures in the same range or slightly lower for 2003.

        In 2002, we completed major capacity investments within the Americas segment in all three of our plants. These investments will allow us to continue to meet growing demand cost efficiently. Capital expenditures in 2003 will focus on continuing to reduce costs.

        In the Europe segment, a significant portion of our capital investment is to support our business in the On-Trade channel where investment is required in dispense equipment and kegs. The major focus of our capital investment program in 2003 is on investment in our brewery in Burton-on-Trent to increase packaging capacity and efficiency following the closure of the brewery at Cape Hill. The majority of our spending on this effort will be in 2003.

Pension Plan Assets

        Recent declines in global equity markets have resulted in a reduction of the fair value of the assets of the pension plans sponsored by us. This asset value reduction, coupled with an increase in the present value of the obligations of the pension plans due to lower interest rates, has resulted in accumulated pension benefit obligations exceeding the fair value of the plan assets on a consolidated U.S. dollar basis of $393.6 million. Accordingly, we have taken a charge to equity of $212.1 million, net of tax, representing the recording of the appropriate liability and the related deferred tax effects. For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation was $2,199.0 million and the accumulated benefit obligation was $2,011.1 million.

        The amounts reflected in the Consolidated Balance Sheets for accrued pension liability, accumulated other comprehensive loss, prepaid benefit cost and intangible asset in 2002 are $431.4 million, $359.0 million ($220.6 million, net of tax), $37.7 million and $42.2 million, respectively. In 2002, an additional minimum pension liability of $339.3 million was recorded and is included in the accrued pension liability amount. It is our practice to fund amounts for pensions at least sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. For further information regarding pension plan assets, refer to Footnote 7, "Employee Retirement Plans," and Footnote 13, "Other Comprehensive Income," in Item 8, Financial Statements and Supplementary Data.

        In 2002, our actuarially assumed long-term rates of return on plan asset investments was 9.5% for the CBC Retirement Plan and 7.25% for the Coors Brewers Pension Plan. In selecting those assumptions, we considered investment returns by asset class as represented by our independent pension investment consultants, and applied the relevant asset allocation percentages. The discount rates used were based on prevailing yields of high-quality corporate fixed income investments in the United States and the United Kingdom.

        In 2002, consolidated pension expense was $18.6 million, which represented less than 1% of consolidated Cost of goods sold and other operating expenses. Pension contributions on a consolidated basis were $31.5 million in the current year.

        From a cash flow standpoint, on a consolidated basis we increased our voluntary pension contributions from $2.6 million per month to $3.6 million per month in October, 2002, and we are continuing to contribute at that higher level in 2003. We expect that the funded positions of the two primary pension plans will improve through a combination of higher contributions and investment returns more in line with long-term historical averages.

        We are still evaluating lowering our 2003 actuarial assumption relative to the rate of return on plan asset investments for the CBC Retirement Plan. If we lowered our rate of return by 50 basis points, pension expense in 2003 would increase by approximately $2.7 million. Any change in this assumption would have no effect on our cash flows.

        On a consolidated basis, we had unrecognized net actuarial losses of $547.0 million and $105.0 million at December 29, 2002 and December 30, 2001, respectively. Actuarial losses are primarily comprised of short-term investment losses which are lower than actuarially assumed investment returns and liability losses due to increased pension liabilities and falling interest rates. Pension expense includes amortization of these actuarial losses after they exceed certain thresholds and, as a result, we recorded actuarial loss amortization of $0.1 million in 2001 and $1.0 million in 2002. It is expected that actuarial loss amortization in 2003 will increase to approximately $8.0 million. We anticipate consolidated pension expense will increase from the $18.6 million in 2002 to approximately $35.0 million in 2003. The expected increase in consolidated pension cost is due to the combined impacts of higher actuarial loss amortization and other factors associated with the decrease in the pension plans' funded position.

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

        In particular, statements that we make under the headings "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2003" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2003 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by our acquisition of the CBL business in the United Kingdom and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

Risk Factors

        The reader should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward looking statements, include, but are not limited to, the following:

        We have a substantial amount of debt. As of December 29, 2002, we hold approximately $1.5 billion in debt primarily associated with the acquisition of CBL.

        Because of the acquisition of the CBL business, we have indebtedness that is substantial in relation to our stockholders' equity. Our consolidated indebtedness could have the effect of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a general downturn in economic conditions or our business, than if we had no or lower debt.

        Our substantial indebtedness could have important consequences to us, including:

  •
  a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes including expansion through acquisitions, marketing spending and introduction of new brands; and

  •
  we may be more leveraged than some of our competitors, which may place us at a competitive disadvantage should competition require us to devote even more care to the "front end" of our business.

        Our ability to make scheduled payments or to refinance our obligations under our indebtedness will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and some other factors beyond our control.

        Our primary production facilities in the United States and in the United Kingdom are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.

        Our primary U.S. production facilities are located in Golden, Colorado, where we brew more than 90%, and package approximately 60% of our products sold in the Americas business. Our primary production facilities in the United Kingdom are located in Burton-on-Trent, England, where we brew approximately 70% of our products sold in the Europe business.

        Our centralized operations in the United States require us to ship our products greater distances than our competitors. If one of our plants was unable to continue production, or if there was disruption to our transportation system, our business and financial results could be impacted negatively.

        We are significantly smaller than our two primary competitors in the United States, and may consequently be more vulnerable than our competitors to cost and price fluctuations.

        The beer industry is highly competitive. At retail, our brands compete on the basis of quality, taste, advertising, price, packaging innovation and retail execution by our distributors. Competition in our various markets could cause us to reduce pricing, increase capital and other expenditures or lose market share, any of which could have a material adverse effect on our business and financial results.

        In the United States, we compete primarily with Anheuser-Busch and SAB Miller PLC (Miller), the top two brewers in the United States. Both of these competitors have substantially greater financial, marketing, production and distribution resources than CBC has. Consequently, we are somewhat disadvantaged versus their greater economies of scale.

        To remain competitive, we must spend substantially more per barrel on advertising than our competitors. The concentration of our operations at fewer locations contributes to higher costs per barrel than our competitors due to a number of factors. These factors include, but are not limited to, higher transportation costs and the need to maintain satellite redistribution centers. Our competitors have multiple geographically dispersed breweries and packaging facilities. As a result of our higher costs per barrel and resulting lower margins, we can be more vulnerable to fluctuations in costs such as fuel or packaging costs.

        If any of our suppliers, including our joint ventures, are unable to meet our requirements, we may be unable to promptly obtain the materials we need to operate our business.

        We purchase most of our paperboard and label packaging for our U.S. products from GPIC. GPIC supplies unique packaging to us that is not currently produced by any other supplier. Our supply agreement expired in 2002. GPIC has recently encountered labor issues at some of its manufacturing locations. We have almost completed a new agreement with GPIC (See Item 1(a) General Development of Business—Recent General Business Developments), but the unavailability of packaging materials from GPIC for any reason, without sufficient time to develop an alternative source for our packaging requirements, could have a material adverse effect on our business.

        We are dependent on our suppliers for all of the raw materials used in our products as well as for all packaging materials. We currently purchase the majority of our aluminum cans in the United States from RMMC (with Ball Corporation) and more than half of our glass bottles from RMBC (with

Owens-Brockway Glass Container, Inc.). We also have agreements to purchase substantially all of our remaining can and bottle needs from these partners. CBL has only a single source for their can supply. The inability of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business.

        As with most agricultural products, the supply and price of raw materials, including water, used to produce our products can be affected by a number of factors beyond our control, including frosts, droughts, other weather conditions, economic factors affecting growth decisions, various plant diseases and pests. In fact, Colorado and other western states currently have some issues with drought conditions. To the extent that any of the foregoing affects the ingredients we use to produce our products, our results of operations could be materially and adversely affected.

        Government regulatory authorities in the markets in which we operate may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

        Our business is highly regulated by national and local government entities. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. We do not know that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements. The regulations impacting the beer industry are subject to change at any time, and it is most likely that new rules would not be beneficial to our business.

        Governmental entities also levy taxes and often require bonds to ensure compliance with applicable laws and regulations. Various legislative authorities in both the United States and the United Kingdom from time to time consider various proposals to impose additional excise taxes on the production and sale of alcohol beverages, including beer. In the United States, the last significant increase in federal excise taxes on beer was in 1991 when Congress doubled the federal excise taxes on beer. In June 2002, excise taxes on most beer in Puerto Rico increased 50%. Our products could become subject to increased taxation by federal, state or local authorities. Any significant increases could have a materially adverse impact on our financial results.

        Due to the scope and complexity of the income tax laws in the many jurisdictions in which we operate, we are required to make judgments based on our interpretation of how these tax laws apply to our global business. While we exercise care in making these interpretations and always seek to comply with the tax laws, a tax authority could disagree with our views, or changes to the tax laws could have a material negative impact on our results.

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

        A failure to successfully implement our redesigned supply chain processes and systems in the United States in 2003 could adversely affect our ability to take distributor orders, plan and schedule production, ship our products and bill distributors for shipments.

        During 2003, we plan to implement our redesigned supply chain processes, including the SAP Sales and Distribution module and other systems our customers will use to order beer, and we will use to schedule production, track inventories and bill our customers. Some companies have experienced startup difficulties with similar projects. If our contingency plans fail, we face certain risks when the system is implemented, including the ability to operate cost-effectively, deliver on customer orders, collect cash from sales and report the results of operations. Additionally, we may not achieve the benefits we expect from these re-engineered processes.

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

        We depend on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products.

        We sell all of our products in the United States to wholesale distributors for resale to retail outlets. We are highly dependent on independently-owned distributors. Some of our distributors are at a competitive disadvantage because they are significantly smaller than the largest distributors in their markets. Our distributors also sell products that compete with our products. We cannot control or provide any assurance that these distributors will not give our competitors' products higher priority, thereby reducing sales of our products. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position, and results of operation may be adversely affected.

        CBL wholesales its products directly to retail outlets and, other than for servicing independent outlets in the off-trade, is not dependent upon wholesalers. In the United Kingdom, CBL distributes its products through Tradeteam, its joint venture with Excel Logistics. Tradeteam operates a system of satellite warehouses and a transportation fleet for delivery. CBL has an exclusive arrangement with Tradeteam for these services, and the inability of Tradeteam to provide these services could have a materially negative impact on our business if we were unable to timely substitute alternate distribution arrangements.

        Since our sales volume is more concentrated in a few geographic areas in the United States, a loss of market share in these particular markets would have a material adverse effect on our results of operations.

        Although we sell beer in the United States, the United Kingdom and in select international markets, only a few states, California, Texas, Pennsylvania, New York and New Jersey, together represented 44% of our total U.S. volume in 2002. We have relatively low market share in the Midwest and Southeast regions of the United States. Any loss of market share in our core states could have a material adverse effect on our results of operations.

        Our success depends largely on the success of two primary products, one in the United States and one in the United Kingdom; the failure or weakening of either could materially adversely affect our financial results.

        Although we currently have 11 products in our U.S. portfolio, Coors Light represented more than 70% of our Americas sales volume for 2002. A key factor in our growth is based on consumer taste preferences that are beyond our control. Our primary competitors' portfolios are more evenly diversified than ours. As a consequence, if consumer tastes shift to another style of beer, the loss of sales from Coors Light would have a disproportionately negative impact on our business compared to the business of our principal competitors.

        We cannot provide assurance that our acquisition of CBL will mitigate our reliance on Coors Light. Moreover, Carling lager is the best-selling brand in the United Kingdom and represented approximately 66% of CBL sales volume in the United Kingdom. Consequently, any material shift in consumer preferences in the United Kingdom away from Carling would have a disproportionately negative impact on that business.

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve pricing.

        The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities could have stronger price negotiating power, which could impact CBL's ability to obtain favorable pricing both On-Trade and Off-Trade (due to spillover effect of reduced negotiating leverage) and could reduce revenues and profit margins for us and industry wide for brewers. In addition, these larger customers are beginning to purchase directly more of the products that, in the past, we have provided as part of our factored business. This consolidation could impact us negatively.

        We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

        Our operations are subject to federal, state, local, and foreign environmental laws and regulations regarding, among other things, the generation, use, storage, disposal, emission, release and remediation of hazardous and non-hazardous substances, materials or wastes as well as the health and safety of our employees. Under certain of these laws, namely the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts, we could be held liable for investigation and remediation of hazardous substance contamination at our currently or formerly owned or operated facilities or at third-party waste disposal sites, as well as for any personal or property damage arising out of such contamination regardless of fault. From time to time, we have been notified that we are or may be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act. Although we believe that none of the sites where we are currently involved will materially affect our business, financial condition or results of operations, we cannot predict with certainty the total costs of cleanup, our share of the total costs, the extent to which contributions will be available from other parties, the amount of time needed to complete cleanups or insurance coverage. In addition, we could be named a potentially responsible party at sites in the future and the costs associated with such future sites could be material.

        Environmental laws and regulations are complex and change frequently. While we have budgeted for future capital and operating expenditures to maintain compliance with these environmental laws and regulations, we cannot be sure that we will not incur any environmental liability, or that these environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our business, financial condition or results of operations.

        We may experience labor disruptions in the United Kingdom.

        Approximately 26% of CBL's 3,000 employees are unionized compared to approximately 8% of CBC's 5,700 employees in the United States. Although we believe relations with our employees are very good both in the United States and in the United Kingdom, the CBL operations could be affected to a somewhat greater degree by labor strikes, work stoppages or other similar employee-related issues.

Outlook for 2003

        2002 was a challenging year for our Company, the U.S. beer industry and the U.S. economy. There were many new product offerings within the malt beverage business in 2002, including many flavored alcoholic beverages. We believe that these new entrants caused distraction within the industry and negatively impacted consumer demand for beer. Also, as discussed under "Competitive Conditions", the total U.S. beer industry volume growth was approximately 1.3% in 2002. These industry trends as well as a weak U.S. economy contributed to a challenging year for our Company. Our outlook for 2003 is cautiously optimistic, as we believe our advertising and sales efforts, including our NFL sponsorship, will move us closer to our long-standing goal of growing our annual unit volume 1% to 2% faster than the U.S. beer industry. However, we have significant challenges, including higher pension and health care expenses and higher interest expense and principal payments on our debt, along with the inclusion of the money-losing month of January in 2003 CBL results.

        Our acquisition of CBL in February 2002 has transformed us into a more global, diversified organization. In 2002, we benefited significantly from the additional unit volume of our Europe business, and we expect that this acquisition will continue to be a significant contributor to our consolidated results.

Net Sales and Volume

        In 2002, net sales benefited from strong U.S. pricing as well as reductions in price promotions versus the prior year. This strong pricing was offset by the effect of selling company-owned distributorships during 2001 and by a mix shift away from some of our higher net-revenue products and geographic areas. We expect the good pricing environment to continue into 2003. However, an increase in promotional discounting or the degree of value-pack activity could have an unfavorable impact on sales and margins. Further, sales and margins could be impacted adversely if this "negative mix shift" continues in 2003.

        America's sales volume was disappointing in 2002. We finished the year with soft sales-to-retail trends, though our distributors ended the year with inventory levels above those of the prior year, ensuring that they had sufficient beer inventories to meet demand for the NFL playoffs and the Superbowl. We expect distributor inventories at the end of the first quarter of 2003 to be in line with the prior year, so our sales volume in the first quarter of 2003 is likely to lag sales to retail. This could limit our ability to leverage fixed costs. We anticipate that distributor inventories at the end of 2003 will be similar to those at the end of 2002, resulting in minimal impact of inventory changes on annual volume. Also, our sales in Puerto Rico are likely to continue to be under pressure through the first half of 2003, after which we will begin lapping the impact of the very significant increase in local beer excise tax that took effect in 2002.

        In 2002, our Europe business net sales were affected substantially by competitive off-premise price discounting and an ongoing mix shift from On- to Off-Trade channels, resulting in fairly flat gross margins.

        Our Europe segment volume outlook is positive for 2003, although we expect significant volume shifts between quarters compared to a year ago. For instance, the Easter holiday will shift to the second quarter this year from first quarter last year. This shift will benefit second quarter, but will be offset by the lack of a World Cup soccer contest and the Queen's 50th Jubilee celebration, that occurred in the second quarter last year. The third quarter should benefit from the lack of high, prior year, post-World Cup Soccer retail inventories, as well as the introduction of our Carling brand in Scotland supported by a major soccer sponsorship.

Cost of Goods Sold

        Americas cost of goods sold per barrel was significantly lower in 2002 as a result of the impact of selling company-owned distributorships during 2001, as well as lower packaging materials costs and lower costs resulting from operating efficiency initiatives within our distribution and supply chain. We anticipate challenging cost of goods sold per barrel comparisons in 2003, but we will continue our efforts to reduce annual costs per barrel. We believe the following factors will be most important going forward:

  •
  First, input costs are expected to be slightly unfavorable. Our outlook for 2003 is for modestly higher paper and agricultural commodities costs, while aluminum can costs are expected to be lower. Diesel fuel spot prices have been significantly higher in recent months. If these high costs are sustained during the year, our outlook will be adversely affected. This could become more concerning in our current political environment.

  •
  Second, operating efficiency initiatives resulted in significant savings in 2002, particularly within our transportation costs and related supply-chain work. Beginning in the fourth quarter of 2002, we began to lap the first significant savings from these efforts started over a year earlier, which made our cost of goods per barrel comparisons more challenging than the first three quarters of 2002. Our 2003 comparisons will continue to be challenging, but we continue to strive for our long-term goal of cutting at least $5—$6 per barrel from our controllable production costs over the next several years.

  •
  Third, labor-related costs are expected to increase in 2003, primarily due to higher pension and health care costs.

        Europe segment 2002 cost of goods sold achieved modest savings from operating and purchasing efficiencies. We anticipate these savings to continue in 2003, if not accelerate, as we achieve benefits from closing our Cape Hill brewery in the fourth quarter of 2002.

Marketing, General and Administrative Expenses

        Marketing and sales spending in both the Americas and Europe segments is expected to increase modestly in 2003 as we plan to continue investing behind our brands and sales efforts, as is our philosophy and past practice. Additional sales and marketing spending will be committed on an opportunity-by-opportunity basis, if incremental funding becomes available.

        General and administrative expense will be higher in 2003 in both the Americas and Europe due to higher labor benefit costs, due in part to higher pension expense, as well as spending on systems and other investments to support our larger, global business. Beginning in 2003, we will begin allocating certain general and administrative expenses to the Corporate segment. These expenses will include corporate office costs that are not attributable to either the Americas or Europe operating segments and include more "corporate center" functions like legal, finance, tax, insurance and other corporate expenses.

Interest Income and Expense

        Consolidated 2003 interest income is expected to be fairly consistent with 2002, and will consist primarily of U.K. trade-loan interest income.

        Interest expense will increase in 2003 vs. 2002, because we will incur a full year of interest on the debt associated with our CBL acquisition in February 2002. Our interest expense will also be impacted by the higher-rate, long-term debt structure that was not in place until the second quarter of 2002. Prior to finalizing the long-term structure, we had higher short-term borrowings at lower interest rates.

Taxes

        We expect our consolidated effective tax rate to be at 36% or slightly lower. The effective tax rate could differ materially from 36%, depending upon the outcome of the 1999 and 2000 Internal Revenue Service (IRS) audits scheduled to be completed by June 2003 and the impact of further tax planning.

Other

        In 2003, we have planned capital expenditures (excluding capital improvements for our container joint ventures, which will be recorded on the books of the respective joint ventures) in the range of, or slightly lower than, the $240.0 million we spent in 2002. In the Americas segment, these investments will continue to reduce costs and improve productivity. In the Europe segment, the major focus in 2003 is on our Burton-on-Trent brewery where we are increasing packaging capability and efficiency following the closure of the brewery at Cape Hill.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to fluctuations in interest rates, foreign currencies and the prices of production and packaging materials. We have established policies and procedures to govern the strategic management of these exposures through a variety of financial instruments. By policy, we do not enter into any contracts for the purpose of trading or speculation.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are British pound sterling (GBP), Canadian dollar (CAD) and Japanese yen (YEN).

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At December 29, 2002, no collateral was posted by us or our counterparties.

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew. We also paid off certain intercompany loan balances with Interbrew for a total purchase price of 1.2 billion GBP (approximately $1.7 billion at prevailing exchange rates then in existence), plus associated fees, expenses and a restructuring provision. This business was subsequently renamed CBL. As part of our strategy to limit the possible effects of foreign exchange on our acquisition of CBL and the subsequent financial structure implemented for the acquisition, we evaluated and entered into a number of derivative instruments.

        In December 2001, we entered into a commitment with lenders for the financing of the acquisition of CBL assets. Embedded in the commitment letter was a foreign currency option, purchased by us, which limited our maximum amount of U.S. dollars required to fund the acquisition. At the time our acquisition bid was accepted we entered into a foreign currency forward sale agreement to fix the GBP value of some of our cash on hand that was used to fund the acquisition. The option in the loan commitment expired on February 11, 2002, and the foreign currency forward sale settled on January 12,

2002. These two transactions resulted in a combined loss and amortization expense of $1.2 million realized during the first quarter of 2002.

        In connection with our acquisition of the CBL business, we entered into new senior unsecured credit facilities, borrowing $800 million of 5-year term debt and $750 million of bridge financing. These funds were subsequently exchanged for GBP and used to close the transaction. In order to better match our assets and liabilities the $750 million of bridge financing was recorded as an intercompany loan of 530 million GBP.

        Upon establishing the intercompany loan, we entered into a forward sale agreement for 530 million GBP. The forward sale agreement was made in order to hedge the effect of fluctuations in the GBP exchange rates on the re-measurement of the intercompany loan. The forward sale agreement expired on May 7, 2002. The change in fair value of the forward sale was offset largely by increases or decreases in the value of the intercompany loan. (See Derivative Instruments Footnote 12 to the consolidated financial statements).

        Since the underlying financing associated with the intercompany loan was short-term in nature (the bridge loan), and because our forward sale agreements established as hedges of the intercompany loan expired on May 7, 2002, we were exposed to fluctuations of the GBP exchange rate on our cash requirement to settle the forwards and repay the bridge loan. Therefore, on February 2, 2002, we paid approximately $1.7 billion for a 530 million GBP call option with a strike rate of 1.48 U.S. dollars to GBP. This option expired May 7, 2002. This option limited the maximum amount of U.S. dollars required to settle our forward sale agreement and repay our bridge loan obligations. The cash needed to settle our forward sale of 530 GBP, and subsequently, the $750 million bridge loan was satisfied by our private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012 (See Derivative Instruments Footnote 12 to the consolidated financial statements) and cash on hand. Amortization expense of approximately $1.7 million related to the call option was recognized in the first quarter of 2002.

        On May 7, 2002, we entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million). The swaps included an initial exchange of principal on the date of the private placement and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that resulted from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between CBC and our Europe subsidiary.

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

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques-sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $8.6 million at December 29, 2002. As we did not enter into the cross currency swaps until the second quarter of 2002, there is no comparable one-day loss in fair value at December 30, 2001. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts (USD)	Fair values	Maturity
	(In thousands)
December 29, 2002
Foreign currency management
Forwards	$19,655	$106	01/03-12/03
Cross currency swap	773,800	(43,621)	05/12
Commodity pricing management
Swaps	112,573	(4,630)	03/03-09/04
Interest rate pricing management
Interest rate swap	76,200	8,493	05/12
December 30, 2001
Foreign currency management
Option(1)	1,705,000	(1,023)	02/02
Forwards	217,370	2,336	01/02-04/03
Commodity pricing management
Swaps	132,477	(10,563)	02/02-02/04

(1)
The foreign exchange option for $1.7 billion notional was purchased to hedge our exposure to fluctuations in the GBP exchange rate related to acquisition of certain CBL assets. This option was settled in May 2002.

        Maturities of derivative financial instruments held on December 29, 2002, are as follows (in thousands):

2003(2)	2004 and thereafter
$(3,747)	$(35,905)

(2)
Amount includes the estimated deferred net loss of $4.0 million that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

        Inter-company loans are generally hedged against foreign exchange risk through the use of cross-currency swaps with third parties.

        A sensitivity analysis has been prepared to estimate our exposure to market risk of interest rates, foreign exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	December 29, 2002	December 30, 2001
	(In millions)
Foreign currency risk:
forwards, options	$(2.1)	$(22.2)
Interest rate risk:
debt, swaps	$(42.1)	$(0.4)
Commodity price risk:
swaps	$(10.8)	$(12.2)

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Report of Independent Accountants
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 29, 2002
Consolidated Balance Sheets at December 29, 2002, and December 30, 2001
Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2002
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 29, 2002
Notes to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of Adolph Coors Company:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 29, 2002, and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
February 6, 2003

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	For The Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Sales—domestic and international (Footnote 10)	$4,956,947	$2,842,752	$2,841,738
Beer excise taxes	(1,180,625)	(413,290)	(427,323)

Net sales	3,776,322	2,429,462	2,414,415
Cost of goods sold (Footnote 10)	(2,414,530)	(1,537,623)	(1,525,829)

Gross profit	1,361,792	891,839	888,586
Other operating expenses:
Marketing, general and administrative	(1,057,240)	(717,060)	(722,745)
Special charges (Footnote 9)	(6,267)	(23,174)	(15,215)

Total other operating expenses	(1,063,507)	(740,234)	(737,960)

Operating income	298,285	151,605	150,626
Other (expense) income:
Gain on sales of distributorships	—	27,667	1,000
Interest income	21,187	16,409	21,325
Interest expense	(70,919)	(2,006)	(6,414)
Other income, net (Footnote 10)	8,047	4,338	2,988

Total other (expense) income	(41,685)	46,408	18,899

Income before income taxes	256,600	198,013	169,525
Income tax expense (Footnote 5)	(94,947)	(75,049)	(59,908)

Net income	$161,653	$122,964	$109,617
Other comprehensive income, net of tax (Footnote 13):
Foreign currency translation adjustments	70,884	14	2,632
Unrealized gain (loss) on derivative instruments	15,358	(6,200)	(1,997)
Unrealized gain on available-for-sale securities	—	3,718	1,268
Minimum pension liability adjustment	(212,092)	(8,487)	—
Reclassification adjustments	4,993	(4,898)	366

Comprehensive income	$40,796	$107,111	$111,886

Net income per share—basic	$4.47	$3.33	$2.98

Net income per share—diluted	$4.42	$3.31	$2.93

Weighted average shares—basic	36,140	36,902	36,785

Weighted average shares—diluted	36,566	37,177	37,450

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	December 29, 2002	December 30, 2001
Assets
Current assets:
Cash and cash equivalents	$59,167	$77,133
Short-term marketable securities	—	232,572
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $14,334 and $91, respectively	621,046	94,985
Affiliates	20,646	223
Other, less allowance for doubtful accounts of $6,693 and $111, respectively	63,734	13,524
Inventories:
Finished	86,372	32,438
In process	31,850	23,363
Raw materials	56,239	41,534
Packaging materials, less allowance for obsolete inventories of $2,069 and $2,188, respectively	10,210	17,788

Total inventories	184,671	115,123
Maintenance and operating supplies, less allowance for obsolete supplies of $12,032 and $2,182, respectively	30,488	23,454
Deferred tax asset (Footnote 5)	20,976	27,793
Other current assets	53,168	21,722

Total current assets	1,053,896	606,529
Properties, net (Footnote 2)	1,380,239	869,710
Goodwill (Footnote 18)	727,069	6,955
Other intangibles, less accumulated amortization of $25,622 and $9,049, respectively (Footnote 18)	529,076	79,334
Investments in joint ventures, less accumulated amortization of $7,816 and $1,625, respectively (Footnote 10)	191,184	94,785
Long-term deferred tax asset (Footnote 5)	206,400	—
Long-term notes receivable, less allowance for doubtful accounts of $17,794	109,082	—
Other non-current assets	100,465	82,379

Total assets	$4,297,411	$1,739,692

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	December 29, 2002	December 30, 2001
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable:
Trade	$305,297	$219,381
Affiliates	29,350	3,112
Accrued salaries and vacations	79,001	56,767
Taxes, other than income taxes	178,044	31,271
Accrued expenses and other liabilities (Footnotes 3 and 8)	412,150	118,976
Current portion of long-term debt (Footnote 4)	144,049	88,038

Total current liabilities	1,147,891	517,545
Long-term debt (Footnote 4)	1,383,392	20,000
Deferred tax liability (Footnote 5)	156,437	61,635
Deferred pension and post-retirement benefits (Footnotes 7 and 8)	511,869	141,720
Other long-term liabilities (Footnote 3)	115,971	47,480

Total liabilities	3,315,560	788,380

Commitments and contingencies (Footnotes 3,4,5,6,7,8,10 and 15)
Shareholders' equity (Footnotes 6, 11 and 13):
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, no par value (authorized, issued and outstanding: 1,260,000 shares)	1,260	1,260
Class B common stock, non-voting, no par value, $0.24 stated value (authorized: 200,000,000 shares; issued and outstanding: 35,080,603 and 34,689,410, respectively)	8,352	8,259

Total capital stock	9,612	9,519
Paid-in capital	19,731	—
Unvested restricted stock	(1,009)	(597)
Retained earnings	1,086,965	954,981
Accumulated other comprehensive loss	(133,448)	(12,591)

Total shareholders' equity	981,851	951,312

Total liabilities and shareholders' equity	$4,297,411	$1,739,692

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For The Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$161,653	$122,964	$109,617
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of joint ventures	(54,958)	(43,630)	(42,395)
Distributions from joint ventures	66,616	39,453	55,379
Impairment charge and non-cash portion of special charges	—	6,591	11,068
Depreciation, depletion and amortization	230,299	121,091	129,283
Gains on sales of securities	(4,003)	(4,042)	—
Gain on sale or loss on abandonment of properties and intangibles, net	(9,816)	(30,467)	(4,729)
Deferred income taxes	(2,819)	(19,176)	6,870
Gain/loss of FX fluctuations and derivative instruments	2,576	294	—
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination accounted for under the purchase method):
Trade receivables	(254,425)	9,499	19,377
Trade payables	83,493	(27,544)	13,638
Inventory	39,210	(5,199)	(3,087)
Other changes in working capital	719	23,562	(14,290)

Net cash provided by operating activities	258,545	193,396	280,731

Cash flows from investing activities:
Purchases of investments	—	(228,237)	(356,741)
Sales and maturities of investments	232,758	268,093	208,176
Capital expenditures	(239,547)	(243,003)	(150,896)
Additions to intangible assets	(7,295)	(1,545)	(3,428)
Proceeds from sales of properties and intangible assets	27,357	63,529	6,427
Acquisition of CBL, net of cash acquired	(1,587,300)	—	—
Investment in Molson USA, LLC	(2,750)	(65,000)	—
Other	(7,561)	9,414	(1,079)

Net cash used in investing activities	(1,584,338)	(196,749)	(297,541)

Cash flows from financing activities:
Issuances of stock under stock plans	15,645	10,701	17,232
Purchases of treasury stock	—	(72,345)	(19,989)
Dividends paid	(29,669)	(29,510)	(26,564)
Proceeds from issuance of debt	2,391,934	—	—
Proceeds from short-term borrowings	331,333	—	—
Payments on debt and capital lease obligations	(1,379,718)	—	—
Debt issuance costs	(10,074)	—	—
Change in overdraft balances	(27,783)	51,551	4,686
Other	—	759	(2,235)

Net cash provided by (used in) financing activities	1,291,668	(38,844)	(26,870)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(34,125)	(42,197)	(43,680)
Effect of exchange rate changes on cash and cash equivalents	16,159	(431)	(367)
Balance at beginning of year	77,133	119,761	163,808

Balance at end of year	$59,167	$77,133	$119,761

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

	Common stock issued
						Accumulated other comprehensive income
			Paid-in capital	Unvested restricted stock	Retained earnings
	Class A	Class B					Total
Balances at December 26, 1999	$1,260	$8,443	$5,773	$—	$825,070	$993	$841,539
Shares issued under stock plans, including related tax benefit		181	25,465	(129)			25,517
Purchases of stock		(83)	(19,906)				(19,989)
Other comprehensive income						2,269	2,269
Net income					109,617		109,617
Cash dividends—$0.72 per share					(26,564)		(26,564)

Balances at December 31, 2000	1,260	8,541	11,332	(129)	908,123	3,262	932,389

Shares issued under stock plans, including related tax benefit		75	13,463	(651)	780		13,667
Amortization of restricted stock				183	(183)
Purchases of stock		(357)	(24,795)		(47,193)		(72,345)
Other comprehensive income						(15,853)	(15,853)
Net income					122,964		122,964
Cash dividends—$0.80 per share					(29,510)		(29,510)

Balances at December 30, 2001	1,260	8,259	—	(597)	954,981	(12,591)	951,312

Shares issued under stock plans, including related tax benefit		93	20,089	(770)			19,412
Amortization of restricted stock			(358)	358			—
Other comprehensive income						(120,857)	(120,857)
Net income					161,653		161,653
Cash dividends—$0.82 per share					(29,669)		(29,669)

Balances at December 29, 2002	$1,260	$8,352	$19,731	$(1,009)	$1,086,965	$(133,448)	$981,851

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. Fiscal years ended December 29, 2002 and December 30, 2001 were both 52-week periods. Fiscal year ended December 31, 2000, was a 53-week period.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for our investments in affiliates where we have the ability to exercise significant influence and our investment in the Colorado Rockies Baseball Partnership is accounted for under the cost method (see Footnote 10, Investments).

Use of Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to various business activities and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. As additional information becomes available, the potential liability is reassessed and the estimate may be revised. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result.

Reclassifications

        Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Revenue Recognition

        Revenue is recognized when product is shipped and the risk of loss transfers to our unrelated customers, which are principally independent retailers in the United Kingdom and independent distributors or wholesalers in the United States. In the United Kingdom, excise taxes are included in the purchase price from the vendor on beverages purchased from third parties for resale (factored brands business) and are included in our Cost of goods sold when ultimately sold. We pass those costs onto our customers and include the related amounts in our Net sales. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or credit terms agreed to by us based on a customer's credit worthiness. Outside of unusual circumstances, if product is retrieved, it is generally for failure to meet our quality standards, not caused by distributor actions. Products that do not meet our high quality standards are retrieved and destroyed. We do not have standard terms that permit return of product. We estimate the costs for product retrievals and record those costs in Cost of Goods Sold in the Consolidated Statements of Income each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

Cost of Goods Sold

        The types of costs included in Cost of goods sold are beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Equity Method Accounting

        We generally apply the equity method of accounting to 20% -50% owned investments where we exercise significant influence. These investments primarily involve equity ownership in captive suppliers of goods and services for our business. These investments involve operations that manufacture bottles and cans for our Americas business and transportation services in Europe. They also include ventures that manufacture, distribute and sell Coors Light in Canada, Molson branded beers in the U.S. and Grolsch in the United Kingdom.

        We own a 50.1% interest in a non-consolidated joint venture (Coors Canada) that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement.

        There are no related parties that own interests in our equity method investments.

Marketing, General and Administrative

        The types of costs included in our Marketing, general and administrative expenses consist predominately of advertising and non-manufacturing administrative and overhead costs. Distribution network costs are not included in our Marketing, general and administrative expenses, but are included in Cost of goods sold as described above. The creative portion of our advertising activities are expensed as incurred. The costs to procure our advertising and promotional material are generally expensed when the advertising is first run. Cooperative advertising expenses are included in Marketing, general and administrative costs. Advertising expense was $586.2 million, $465.2 million and $477.3 million for years 2002, 2001 and 2000, respectively. Prepaid advertising costs of $34.0 million ($12.5 in current and $21.5 million in long-term) and $30.4 million ($5.6 million in current and $24.8 million in long term) were included in Other current and Other non-current assets in the Consolidated Balance Sheets at December 29, 2002, and December 30, 2001, respectively.

Income Taxes

        The provision for income taxes is based on income and expense amounts as reported in the Consolidated Statements of Income. Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax filing in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We do not provide deferred taxes on the outside basis differences in our acquired foreign subsidiary's stock. This outside basis difference is permanent in nature under Accounting Principles Board No. 23, "Accounting for Income Taxes, Special Areas" (APB No. 23), because we do not intend to take any action that would trigger the gain inherent in the book over tax basis difference (see Footnote 5, "Income Taxes," for additional information).

Cash and Cash Equivalents

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value.

Trade Loans

        CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance.

        Consistent with GAAP, we have reclassified a portion of the beer revenue into interest income to reflect a market rate of interest on these notes. In 2002, this amount was $16.4 million. We have included this interest income in the Europe segment since it is related solely to the Europe business, even though all other interest income and expense is reflected in the Corporate segment.

Allowance for Doubtful Accounts

        In the Americas segment, our allowance for doubtful accounts and credit risk is insignificant as the majority of the Americas accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. Also, in the Americas, we secure substantially all of our product sale credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

        Because the majority of CBL sales are directly to retail customers, and because of the policy of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer (total amount of trade accounts and loans from a specific customer less the amount of security and insurance coverage) at the point the account is considered uncollectible. At this time, we record the provision as a bad debt in Marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

        We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected and we may be required to record additional allowances.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories in the United States and on the first-in, first-out (FIFO) method in the United Kingdom. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $39.3 million and $41.5 million at December 29, 2002 and December 30, 2001, respectively.

Allowance for Obsolete Inventory

        We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value (difference between the cost of the inventory and the estimated market value). Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. If market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Properties

        Land, buildings and machinery and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 40 years; and machinery and equipment, 3 to 20 years. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method over the lease term and the related obligation is recorded as a liability. Lease amortization is included in depreciation expense. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

Dispense Assets

        CBL owns and maintains the dispense equipment in On-Trade retail outlets. Dispense equipment, which moves the beer from the keg in the cellar to the glass, is capitalized at cost upon installation and depreciated on a straight-line basis over an average life of 7 years. Labor costs incurred and materials used in the dispense installations are capitalized and depreciated over 2 years. Dispense equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

System Development Costs

        We capitalize certain system development costs that meet established criteria, in accordance with Statement of Position, "Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use," (SOP 98-1). Amounts capitalized as machinery and equipment are amortized on a straight-line basis over three to five years. At December 29, 2002 and December 30, 2001 amounts capitalized were $3.9 million and $8.4 million, respectively. Related amortization expense was $0.6 million, $1.2 million and $0.8 million for fiscal years 2002, 2001 and 2000, respectively. We also capitalized $26.8 million and $4.7 million related to our system implementation in 2002 and 2001, respectively. These amounts are included in our construction in progress balance as of December 29, 2002 and December 30, 2001, respectively, due to the fact that the related asset had not yet been put into use. System development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred.

Goodwill and Intangible Asset Valuation

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill and indefinite lived assets to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

Impairment Policy

        When events or changes in circumstances indicate that the carrying amount of long-lived assets, including definite lived intangible assets may not be recoverable and at least annually, an evaluation is performed to determine if an impairment exists. We compare the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that an impairment exists, the assets are written down to fair value. Fair value would typically be calculated using discounted expected future cash flows. All relevant factors are considered in determining whether an impairment exists in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144).

Contingencies, Environmental and Litigation Reserves

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

Derivative Instruments

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, we primarily enter into forward contracts, options and swap agreements the values of which change in the opposite direction of the anticipated cash flows. Derivative instruments, which we designate as hedges of forecasted transactions and which qualify for hedge accounting treatment under SFAS No. 133, are considered cash flows hedges. Any gains or losses associated with the effective portion of these hedges are included in Accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss, relating to the ineffective portion of the hedge, is recognized in current earnings. In calculating effectiveness for SFAS No. 133 purposes, we do not exclude any component of the derivative instruments' gain or loss from the calculation. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in earnings over the remaining life of the underlying exposure. If the hedged assets or liabilities are sold or extinguished, we recognize in earnings the gain or loss on the designated financial instruments concurrent with the sale or extinguishment of the hedged assets or liabilities. Cash flows from our derivative instruments are classified in the same category as the hedged item in the Consolidated Statements of Cash Flows. See Footnote 12, Derivative Instruments, for additional information regarding our derivative holdings.

Fair Value of Financial Instruments

        The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements. The fair value of long-term debt exceeds the carrying value by approximately $62 million.

Foreign Currency Translation

        Assets and liabilities recorded in foreign currencies that are the functional currencies for the respective operations are translated at the prevailing exchange rate at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the period. Translation adjustments resulting from this process are reported as a separate component of Other comprehensive income.

Stock-Based Compensation

        We account for employee stock options in accordance with Accounting Principles Board No.25, "Accounting for Stock Issued to Employees" (APB No. 25) and will continue to do so going forward. Accordingly, the Company does not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. See Footnote 6, Stock Option, Restricted Stock Award and Employee Award Plans, for additional information on the Company's stock options.

        We use the intrinsic value method allowed under APB No. 25 when accounting for our stock-based compensation. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands, except per share data)
Net income, as reported	$161,653	$122,964	$109,617
Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(12,059)	(16,544)	(13,453)

Proforma net income	$149,594	$106,420	$96,164

Earnings per share:
Basic—as reported	$4.47	$3.33	$2.98
Basic—proforma	$4.14	$2.88	$2.61
Diluted—as reported	$4.42	$3.31	$2.93
Diluted—proforma	$4.09	$2.86	$2.57

Statement of Cash Flows Data

        The following presents our supplemental cash flow information (in millions):

	For the Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In millions)
Cash paid for interest	$64.6	$7.6	$7.7
Cash paid for income taxes	$44.6	$83.2	$49.6
Issuance of restricted and common stock, net of forfeitures	$0.8	$1.2	$(5.8)
Exercise of stock options	$3.4	$4.4	$14.2

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) which is applicable to financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS

No. 143, the fair value of a liability for an asset retirement obligation would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted this standard effective December 30, 2002, the beginning of our 2003 fiscal year. We are still evaluating the impact SFAS No. 143 could have on our financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of by sale and establishes additional criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date, as previously required. Our adoption of SFAS No. 144 on December 31, 2001 did not have a material effect on our operating results or financial position.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, (SFAS No. 145), which is applicable for fiscal years beginning after May 15, 2002. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item, and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to existing pronouncements. Our adoption of SFAS No. 145 on December 30, 2002, the beginning of our 2003 fiscal year, did not have a material effect on our operating results or financial position.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146) which is applicable for exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. Our adoption of SFAS No. 146 on December 30, 2002, the beginning of our 2003 fiscal year, did not have a material effect on our operating results or financial position.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, (SFAS No. 148), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, yet does not have a financial impact on our financial statements. We have adopted this standard as of December 30, 2002, the beginning of our 2003 fiscal year, and have included the expanded disclosures in this filing.

        In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, which is effective for guarantees issued after December 31, 2002. We will apply the initial recognition and measurement provisions prospectively for all guarantees issued after December 31, 2002. FIN No. 45 requires the recording of the fair value of the guarantee as a liability, with the offsetting entry recorded based on the circumstances in which the guarantee is issued. FIN No. 45 will have no impact on our historical results, as existing guarantees are not subject to the measurement provisions of FIN No. 45. The impact on future financial statements depends on the size, nature and extent of issued guarantees but is not expected to have a material impact on our financial statements. We had no significant warranties requiring disclosure as of December 29, 2002. See Footnote 15, Commitments and Contingencies.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN No. 46 must be applied to variable interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003, or the third quarter 2003 for us. After initial measurement of all enterprises that we have a relationship with for status as a variable interest entity, a further assessment must be made to determine if we are the primary beneficiary. A primary beneficiary absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. A primary beneficiary relationship requires consolidation treatment. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003.

        We are still assessing our relationships with variable interest entities to determine if the adoption of FIN No. 46 will require consolidation of certain previously unconsolidated entities because we are deemed the primary beneficiaries. The adoption of FIN No. 46 will result in additional disclosure about our joint venture relationships currently accounted for under the equity method of accounting. See Footnote 10, Investments for related disclosures.

2.    Properties

        The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

	As of
	December 29, 2002	December 30, 2001
	(In thousands)
Land and improvements	$137,054	$94,321
Buildings	681,584	506,537
Machinery and equipment	2,378,346	1,783,527
Natural resource properties	6,774	6,798
Construction in progress	69,916	141,663

	3,273,674	2,532,846
Less accumulated depreciation, depletion and amortization	(1,893,435)	(1,663,136)

Net properties	$1,380,239	$869,710

        We completed and occupied a new warehouse facility at our distributor operation in Denver, CO, in 2002. We are in the process of selling the land and buildings which previously housed that operation. In 2001, we sold our distribution operations in Anaheim, CA, and Oklahoma City, OK, but retained ownership of the facilities. In 2002, we sold the land and buildings associated with the Oklahoma City operations. We are in the process of selling the land and building associated with the previously owned Anaheim operation and are presently leasing that facility to the buyer.

3.    Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as capital and operating leases. In 2001, information and technology equipment, included in properties, totaling $10.2 million was sold and leased back under a capital lease agreement with EDS Information Services, LLC. Capital lease amortization of $3.9 million and $1.8 million was included in accumulated amortization in 2002 and 2001, respectively. Current and long-term capital lease obligations are included in Accrued expenses and other liabilities and Other long-term liabilities, respectively, in the Consolidated Balance Sheets. Future minimum lease payments under scheduled capital and operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Fiscal Year	Capital leases	Operating leases
	(In thousands)
2003	$4,688	$17,757
2004	391	15,445
2005	—	12,916
2006	—	10,562
2007	—	6,677
Thereafter	—	29,281

Total	5,079	$92,638

Amounts representing interest	(309)

Obligations under capital lease	4,770
Obligations due within one year	(4,383)

Long-term obligations under capital leases	$387

        Total rent expense was $22.5 million, $11.8 million, and $11.5 million in 2002, 2001 and 2000, respectively.

4.    Debt

        Our total long-term borrowings as of December 29, 2002, were composed of the following:

	As of
Description	December 29, 2002	December 30, 2001
	(In thousands)
Senior private placement notes	$20,000	$100,000
6 3/8% Senior notes due 2012	846,795	—
Senior Credit Facility:
USD amortizing term loan	168,000	—
GBP amortizing term loan	365,689	—
Lines of credit and other	126,957	8,038

Total debt	1,527,441	108,038
Less current portion of long-term debt	(144,049)	(88,038)

Total long-term debt	$1,383,392	$20,000

        The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

Amount
(In thousands)
2003	$144,049
2004	96,640
2005	173,450
2006	192,394
2007	63,902
Thereafter	857,006

Total	$1,527,441

        Net repayments on debt during 2002 totaled $208 million.

Interest

        Interest incurred, capitalized, expensed and paid were as follows:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Interest incurred	$75,071	$8,653	$9,567
Interest capitalized	(4,152)	(6,647)	(3,153)

Interest expensed	$70,919	$2,006	$6,414

Senior Private Placement Notes

        At December 29, 2002, we had $20 million in unsecured Senior notes at a fixed interest rate of 6.95% per annum. Interest on the notes is due semi-annually in January and July. At December 29, 2002, $20 million was classified as long-term debt as this balance is due in July 2005. In July 2002, we made an $80 million principal payment on these notes. Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at December 29, 2002.

6 3/8% Senior Notes Due 2012

        On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, were unsecured, were not subject to any sinking fund provision and included a redemption provision (make-whole provision) which allowed us to retire the notes at whole or any time at a redemption price. The redemption price was equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which was equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were issued with registration rights and were guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The net proceeds were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility which we entered into in connection with our acquisition of CBL and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the SEC. The exchange of all the notes was completed on September 16, 2002.

        Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of December 29, 2002, we were in compliance with all of these restrictions.

Senior Credit Facility

        At December 29, 2002, we had $533.7 million outstanding in unsecured Senior Credit facilities consisting of a U.S. dollar denominated amortizing term loan in an aggregate principal amount of $168 million and a 228 million British Pound Sterling (GBP) denominated amortizing term loan. Based on foreign exchange rates at December 29, 2002, aggregate principal amounts outstanding related to the 228 million GBP amortizing term loan were $365.7 million.

        Amounts outstanding under our term loan bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate base rate, in each case plus an additional margin. The additional margin is established based on our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable at the end of the time period corresponding to the selected LIBOR. The interest rates on our U.S. and U.K. term loans were 2.3% and 4.86%, respectively, at December 29, 2002.

        Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. During the year ended December 29, 2002, we repaid approximately $310 million on our five-year amortizing term loan. This has reduced the scheduled required future amortization amounts based upon application of payments already made against future payments due as per the terms of our loan agreement.

        We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings.

        Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of December 29, 2002, we were in compliance with all of these restrictions.

Revolving Line of Credit

        At December 29, 2002, we had an unsecured committed credit arrangement totaling $300 million, of which $241 million was available. On December 24, 2002, we borrowed approximately $59 million against our CBL operation on this line of credit and used the borrowings to pay down our U.S. dollar denominated amortizing term loan on the same date. This action was undertaken to facilitate the movement of funds from CBL to the United States.

        This line of credit has a five-year term expiring 2007. On a quarterly basis, we pay a facilities fee based on the total amount of available committed credit. Under the terms of this credit facility, we are required to maintain the same leverage ratio and interest coverage ratio as those defined in our term loan, as well as operate our business with the same restrictions as defined in the term loan. We were in compliance with these requirements at December 29, 2002. Amounts outstanding under our revolving line of credit bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR plus margin or an alternate base rate. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable when principal payments are made or, if principal amounts are outstanding for more than 90 days, at the end of each 90-day period and upon final repayment of principal amounts. The interest rate on our U.K. outstanding line of credit was 4.91% at December 29, 2002. There was no U.S. line of credit outstanding at December 29, 2002.

Uncommitted Lines of Credit

        At December 29, 2002, we had two USD uncommitted lines of credit totaling $40 million. The lines of credit are with two different lenders. We had $22 million outstanding under these lines of credit as of December 29, 2002. Amounts outstanding under the lines of credit bear interest at a rate stated by the lender. At December 29, 2002, the interest rate was 1.86%.

        In addition, CBL had two uncommitted lines of credit totaling 20 million GBP, or approximately $32 million based on foreign exchange rates at December 29, 2002. Approximately 10 million GBP, or $16 million based on prevailing exchange rates, was outstanding under these lines of credit at December 29, 2002. These lines of credit bear interest at a floating rate determined by the lender. At December 29, 2002, the interest rate was 4.97%.

        Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24 million based on foreign exchange rates at December 29, 2002. No amount was outstanding on this line of credit at December 29, 2002; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount. This line of credit bears interest at a rate of 1% over GBP LIBOR.

5.    Income Taxes

        The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Domestic	$134,207	$196,516	$212,502
Foreign	122,393	1,497	(42,977)

Total	$256,600	$198,013	$169,525

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Current:
Federal	$53,205	$78,244	$42,905
State	10,139	14,103	10,081
Foreign	19,924	1,878	52

Total current tax expense	83,268	94,255	53,038

Deferred:
Federal	4,132	(16,171)	6,669
State	1,255	(3,005)	283
Foreign	6,292	—	(82)

Total deferred tax expense	11,679	(19,176)	6,870

Total income tax expense	$94,947	$75,049	$59,908

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
Expected tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.6	3.7
Effect of foreign tax rates	(1.7)	(0.5)	(3.1)
Non-taxable income	0.0	(0.1)	(0.2)
Other, net	0.8	(0.1)	(0.1)

Effective tax rate	37.0%	37.9%	35.3%

        Our deferred taxes are composed of the following:

	As of
Description	December 29, 2002	December 30, 2001
	(In thousands)
Current deferred tax assets:
Deferred compensation and other employee related	$15,857	$12,019
Retirement reserves	2,664	2,027
Balance sheet reserves and accruals	12,110	11,607
Write-off of foreign account receivable	—	7,002
Hedging	—	2,140
Valuation allowance	—	(7,002)

Total current deferred tax assets	30,631	27,793

Current deferred tax liabilities:
Hedging	(9,655)	—

Net current deferred tax assets	$20,976	$27,793

Non-current deferred tax assets:
Deferred compensation and other employee related	$27,635	$11,425
Retirement reserves	138,432	7,681
Partnership investments	9,341	1,980
Retirement benefits	—	10,507
Environmental accruals	3,043	2,200
Deferred foreign losses	1,598	1,087
Deferred foreign tax credits	185,069	—
Valuation allowance	(40,000)	—

Total non-current deferred tax assets	325,118	34,880

Non-current deferred tax liabilities:
Balance sheet reserves and accruals	1,121	—
Retirement benefits	4,027	—
Foreign intangibles	105,323
Foreign depreciation	50,595	—
Foreign other	519
Depreciation and capitalized interest	113,570	96,515

Total non-current deferred tax liabilities	275,155	96,515

Net non-current deferred tax asset	$206,400	—

Net non-current deferred tax liability	$156,437	$61,635

        In connection with the purchase of CBL, we recorded a deferred tax liability on the books of CBL and a corresponding deferred tax asset on the books of the acquiring company for the difference between the purchase price and historical basis of the CBL assets. Concurrently, we recorded a $40.0 million valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized.

        We do not provide deferred taxes on certain outside basis differences in our acquired foreign subsidiary's stock, Coors Brewers Limited (CBL). This outside basis difference is permanent in duration under APB No. 23 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences.

        We have provided what we believe to be an appropriate amount of tax for items that involve interpretation of the tax law. However, there are events that are likely to occur in 2003 that will cause us to reevaluate our current reserves for taxes and may cause us to adjust or reallocate the reserve for tax items. These events include, but are not limited to, the expected completion of the IRS audit for 1999 and 2000, the expected completion of the current IRS appeals case dealing with the tax deduction for a loss on a Korean investment and the advancement of the audit by Revenue Canada of our Canadian company and cross-border business arrangements.

        We have resolved substantially all of the issues raised by the IRS examination of our federal income tax returns through 1998. One issue relating to the tax treatment of a Korean investment is currently being appealed to the IRS. The IRS is currently examining the federal income tax returns for 1999 and 2000 and is expecting to complete their work by June 2003. In the opinion of management, adequate accruals have been provided for all income tax matters and related interest.

6.    Stock Option, Restricted Stock Award and Employee Award Plans

        At December 29, 2002, we had three stock-based compensation plans, which are described in greater detail below. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
Risk-free interest rate	4.38%	5.01%	6.72%
Dividend yield	1.23%	0.96%	1.27%
Volatility	27.99%	30.70%	31.41%
Expected term (years)	5.40	5.40	6.20
Weighted average fair market value	$16.97	$20.65	$20.17

The 1990 Plan

        The 1990 Equity Incentive Plan (1990 EI Plan) provides for two types of grants: stock options and restricted stock awards for CBC employees. The stock options have a term of 10 years and one-third of the stock option grant vests in each of the three successive years after the date of grant. Total authorized shares of Class B common stock for issuance under the 1990 EI Plan were 10.8 million shares.

        A summary of the status of our 1990 EI Plan as of December 29, 2002, December 30, 2001, and December 31, 2000, and changes during the years ending on those dates is presented below:

				Options exercisable at year-end
	Options available for grant	Outstanding options	Weighted-average exercise price	Shares	Weighted-average exercise price
As of December 26, 1999	3,172,581	2,643,455	$36.05	881,161	$23.26
Transferred	716,886	—	—
Granted	(1,179,094)	1,179,094	51.37
Exercised	—	(900,804)	23.80
Forfeited	160,148	(160,148)	47.76

As of December 31, 2000	2,870,521	2,761,597	45.91	910,548	35.21
Authorized	2,033,114	—	—
Granted	(1,660,150)	1,660,150	67.28
Exercised	—	(331,758)	32.38
Forfeited	268,709	(268,709)	59.50

As of December 30, 2001	3,512,194	3,821,280	55.41	1,374,961	43.68
Granted	(1,869,700)	1,869,700	56.54
Exercised	—	(358,522)	40.17
Forfeited	273,868	(273,868)	60.82

As of December 29, 2002	1,916,362	5,058,590	$56.62	2,084,056	$52.82

        The following table summarizes information about stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life (years)	Weighted- average exercise price	Shares	Weighted- average exercise price
$16.75 - $22.00	139,874	3.66	$20.56	139,874	$20.56
$26.88 - $33.41	264,905	4.56	33.34	264,905	33.34
$37.22 - $59.25	3,161,279	7.85	54.58	1,176,662	54.14
$59.42 - $75.22	1,492,532	7.97	68.44	502,615	68.98

	5,058,590	7.60	$56.62	2,084,056	$52.82

        We issued 13,000 and 10,750 shares of restricted stock in 2002 and 2001, respectively, under the 1990 EI Plan. No restricted shares were issued under this plan in 2000. The term is 10 years and the shares vest in full at the end of three successive years from the date of grant. The compensation cost associated with these awards is amortized over the vesting period. Compensation cost associated with these awards was immaterial in 2002, 2001, and 2000.

        In May 2002, the Company approved a stock award to be issued contingent upon certain financial milestones as of December 31, 2004. As of December 29, 2002, it remains unlikely that these milestones will be met. When we believe it is likely that the shares will be issued, we will recognize an expense in that and future periods.

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors (EC Plan) provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 2002,2001, and 2000. Common stock authorized for the EC Plan as of December 29, 2002, was 50,000 shares.

1995 Supplemental Compensation Plan

        Our supplemental compensation plan covers substantially all our employees. Under the plan, management is allowed to recognize employee achievements through awards of Coors Stock Units (CSUs) or cash. CSUs are equal to the fair market value of our Class B common stock. CSUs have a one-year vesting period after which the recipient may redeem the CSUs for cash, or, if the holder has 100 or more CSUs, for shares of our Class B common stock. There are 84,000 shares of Class B common stock authorized to be issued under the plan. There are 4,562 CSUs currently outstanding of which 1,770 are redeemable for shares at exercise prices aggregating $35,122.

7.    Employee Retirement Plans

Defined Benefit Plans

        CBC and its subsidiaries have defined benefit plans that cover the majority of employees (U.S. Plans). As a result of the acquisition of CBL, we assumed responsibility for a portion of the assets and liabilities of what was the Bass Brewers Pension Plan which has since been renamed the Coors Brewers Pension Plan (CBL Plan). Assets and liabilities, as well as pension costs, for the CBL Plan and the U.S. Plans are as disclosed below. Benefits are based on years of service and average base compensation. While the U.S. Plans are non-contributory, the CBL Plan includes a provision for employee contributions. The CBL Plan also includes a provision for retiree pension increases in line with inflation. Plan assets consist primarily of equity, interest-bearing investments and real estate. It is our practice to fund amounts for pensions at least sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. Total defined benefit pension plan expense was $18.6 million, $12.2 million and $7.4 million in 2002, 2001 and 2000, respectively. The increase in pension expense from 2001 to 2002 is primarily due to the decline in the market value of plan investments. In 2002, the funded position of both the CBC Retirement Plan and the CBL Plan declined due to the combined effects of a lower discount rate and a challenging investment environment. This resulted in the recognition of an additional minimum liability, resulting from the excess of the accumulated benefit obligation over the fair value of the assets of the plans. In 2002 and 2001, an additional minimum pension liability of $339.3 million and $29.8 million was recorded, respectively, and is included in the accrued pension liability amount.

Defined Contribution Plan

        U.S. employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. CBC matches 50% of the employees' contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. CBC's contributions in 2002, 2001 and 2000 were $6.4 million, $6.4 million and $7.3 million, respectively.

        The following represents our net periodic pension cost:

	As of December 29, 2002			U.S. Plans as of December 30, 2001	U.S. Plans as of December 31, 2000
	U.S. Plans	CBL Plan	Total
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$17,294	$19,471	$36,765	$17,913	$16,467
Interest cost on projected benefit obligation	46,996	74,052	121,048	46,374	44,192
Expected return on plan assets	(52,407)	(90,235)	(142,642)	(58,342)	(58,108)
Amortization of prior service cost	6,074	—	6,074	5,945	5,906
Amortization of net transition/obligation	240	—	240	241	(1,690)
Recognized net actuarial loss	1,007	—	1,007	110	590
Less expected participant contributions	—	(3,929)	(3,929)	—	—

Net periodic pension cost (income)	$19,204	$(641)	$18,563	$12,241	$7,357

        The changes in the projected benefit obligation and plan assets and the funded status of the pension plans are as follows:

	As of December 29, 2002			U.S. Plans as of December 30, 2001
	U.S. Plans	CBL Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$662,057	$1,349,000	$2,011,057	$567,155
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$659,106	$1,422,210	$2,081,316	$614,420
Service cost, net of expected employee contributions, if applicable	17,294	15,542	32,836	17,913
Interest cost	46,996	74,052	121,048	46,374
Actual employee contributions, if applicable	—	4,860	4,860	—
Actuarial loss	41,495	21,107	62,602	10,116
Benefits paid	(32,455)	(71,165)	(103,620)	(29,717)

Projected benefit obligation at end of year	$732,436	$1,466,606	$2,199,042	$659,106

Change in plan assets:
Fair value of assets at beginning of year	$527,000	$1,397,205	$1,924,205	$578,500
Actual return on plan assets	(80,348)	(156,108)	(236,456)	(25,047)
Employer contributions	24,055	7,442	31,497	7,306
Actual employee contributions	—	4,860	4,860	—
Benefits paid	(32,455)	(71,164)	(103,619)	(29,717)
Expenses paid	(3,052)	—	(3,052)	(4,042)

Fair value of plan assets at end of year	$435,200	$1,182,235	$1,617,435	$527,000

Reconciliation of funded status:
Funded status-shortfall	$(297,236)	$(284,371)	$(581,607)	$(132,106)
Unrecognized net actuarial loss	281,350	265,606	546,956	105,082
Unrecognized prior service cost	41,767	—	41,767	47,841
Unrecognized net transition amount	481	—	481	722

Net amount recognized	$26,362	$(18,765)	$7,597	$21,539

Amounts reflected in the Consolidated Balance Sheet consist of:
Non-current prepaid benefit cost	$37,747	$—	37,747	$21,539
Non-current accrued benefit liability cost	(264,604)	(166,805)	(431,409)	(61,959)
Non-current intangible asset	42,248	—	42,248	48,291
Accumulated other comprehensive loss	210,971	148,040	359,011	13,668

Net amount reflected	$26,362	$(18,765)	$7,597	$21,539

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the actuarial calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For The Years Ended
	U.S. Plans			CBL Plan
	December 29, 2002	December 30, 2001	December 31, 2000	December 29, 2002
Weighted average assumptions as of year-end:
Settlement discount rate	6.75%	7.25%	7.75%	5.70%
Rate of compensation increase	3.75%	4.10%	4.75%	3.75%
Expected return on plan assets	9.50%	10.50%	10.50%	7.25%
Price inflation rate	—	—	—	2.25%

8.    Postretirement Benefits

        CBC has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

        The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 8.50% in 2002 to 5.00% in 2007. The discount rate used in determining the accumulated postretirement benefit obligation was 6.75%, 7.25%, and 7.75% at December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

        The changes in the benefit obligation and plan assets of the postretirement benefit plans are as follows:

	For The Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the year	$1,295	$1,447	$1,477
Interest cost on projected benefit obligation	6,266	6,782	5,613
Recognized net actuarial gain	(19)	(19)	(51)

Net periodic postretirement benefit cost	$7,542	$8,210	$7,039

	As of
	December 29, 2002	December 30, 2001
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$102,155	$77,750
Service cost	1,295	1,447
Interest cost	6,266	6,782
Actuarial loss	1,326	21,476
Benefits paid	(5,293)	(5,300)

Projected postretirement benefit obligation at end of year	$105,749	$102,155

Change in plan assets:
Funded status—shortfall	$(105,749)	$(102,155)
Unrecognized net actuarial loss	18,139	16,813
Unrecognized prior service cost	300	281

Accrued postretirement benefits	(87,310)	(85,061)
Less current portion	6,850	5,300

Long-term postretirement benefits	$(80,460)	$(79,761)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
Effect on total of service and interest cost components	$481	$(428)
Effect on postretirement benefit obligation	$5,860	$(5,289)

9.    Special Charges

        Our annual results for 2002, 2001 and 2000 include net pretax special charges of $6.3 million, $23.2 million and $15.2 million, respectively. The following is a summary of special charges incurred during those years:

2002

Restructuring Charges

        During 2002, we incurred net restructuring charges of $6.4 million primarily related to restructuring initiatives in our U.S. operations and Golden Brewery business in an effort to consolidate and lower our future overhead costs. The charge consisted primarily of employee severance costs. As of year-end, no amounts had been paid to terminated employees (approximately 130 employees); however, payouts are expected through the third quarter of 2003, with the major significant cash outlays occurring in the first quarter of 2003.

Coors Brewers Limited Transition

        We recorded special charges of $2.7 million related to acquisition costs for CBL, including accounting, appraisal and legal fees.

Legal Settlement

        We recorded a credit of $2.8 million related to cash payments received on a debt due to us from our former partner in a brewing business in South Korea.

2001

Can and End Plant Joint Venture

        We recorded $3.0 million of special charges related to the dissolution of our existing can and end joint venture as part of the restructuring of this part of our business.

Information Technology

        Effective August 1, 2001, we entered into a contract with EDS Information Services (EDS) to outsource certain information technology functions. We incurred outsourcing transition costs in the year of approximately $14.6 million.

Restructuring

        In 2001, we incurred total restructuring special charges of $6.0 million, mainly related to the restructuring of our purchasing organization and certain production areas. These restructurings resulted in the elimination of approximately 115 positions. These costs consisted primarily of employee severance costs which were paid in 2001 and 2002.

Property Abandonment

        We recorded a $2.3 million charge for a portion of certain production equipment that was abandoned and will no longer be used.

Spain Closure

        In December 2001, the plant and related fixed assets of the Spain brewing and commercial operations, which was closed in 2000 (see below), were sold—resulting in a net gain before tax of approximately $2.7 million, which was credited to Special charges.

2000

Spain Closure

        In 2000, we recorded a total pretax special charge of $20.6 million related to the closure of our Spain brewing and commercial operations. Of the total charge, $11.3 million related to severance and other related closure costs, $4.9 million related to a fixed asset impairment charge and $4.4 million for the write-off of our cumulative translation adjustments. All severance related costs were paid in 2000 and 2001.

Insurance Settlement

        We received an insurance claim settlement of $5.4 million that was credited to special charges.

10.  Investments

Equity Method Investments

Non-Majority Owned Equity Investments

        We have investments in affiliates that are non-majority owned and are accounted for using the equity method of accounting where we exercise significant influence. These investments aggregated $184.8 million and $89.4 million at December 29, 2002 and December 30, 2001, respectively. There are no related parties who own interests in our equity method investments.

        Summarized condensed balance sheet information for our non-majority owned equity method investments are as follows:

	As of
	December 29, 2002	December 30, 2001
	(In thousands)
Current assets	$129,977	$44,854
Non-current assets	$166,402	$52,958
Current liabilities	$138,658	$27,150
Non-current liabilities	$52,276	$231

        Summarized condensed income statement information for our non-majority owned equity method investments are as follows:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Net sales	$652,051	$359,092	$324,740
Gross profit	$103,000	$61,722	$30,357
Pre-tax income	$39,088	$21,741	$27,017
Company's equity in pre-tax income	$17,956	$14,372	$16,948

Molson USA, LLC

        In January 2001, we entered into a joint venture partnership agreement with Molson and paid $65.0 million for a 49.9% interest in the joint venture. The venture's total assets are $11.7 million at December 29, 2002. The joint venture, Molson USA LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. Approximately $63.9 million of our initial investment was considered goodwill. Through December 30, 2001, the goodwill was being amortized on a straight-line basis over a life of 40 years, and the amortization expense was $1.6 million. (Please refer to the Recent accounting pronouncement section of Footnote 18 for discussion regarding changes in accounting for goodwill and other intangible assets).

        Our share of the net loss was approximately $4.8 million and $2.2 million in 2002 and 2001, respectively. This net loss is included in Other income, net on the accompanying Consolidated Statements of Income given the immateriality of these results. As a result of these operating losses, we considered whether our investment is impaired under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and determined that it was not impaired. A potential decline in value during the year cannot be determined to be other than temporary based on the following factors: our short experience with the joint venture and our continuing commitment to its future success, current year improvements in sales-to-retail trends, recent improvements in volume and pricing trends of Canadian import brands and the fact that the business is still being developed under this new partnership. The recoverability of our investment in the joint venture will be further evaluated during 2003. We believe it is reasonably possible that Molson USA, LLC may be a variable interest entity as defined by FIN No. 46. We believe our maximum exposure to loss over our required ownership period to be approximately $44 million.

Rocky Mountain Bottle Company

        We have a 50% interest in a joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. The initial term of the joint venture expires in 2005 and can be extended for additional two-year periods. RMBC has a contract to supply our bottle requirements and Owens has a contract to supply the majority of our bottles for our bottle requirements not met by RMBC. In 2002, we purchased all of the bottles produced by RMBC, or approximately 1.1 billion bottles. RMBC's total assets are $56.7 million.

        The purchases under this supply agreement in 2002, 2001 and 2000 were approximately $92 million, $92 million and $86 million, respectively. Cash distributions received from this joint venture were $18.2 million, $9.1 million and $20.3 million in 2002, 2001 and 2000, respectively. Our share of net income from this partnership was $13.2 million, $10.9 million and $9.8 million in 2002, 2001 and 2000, respectively, and is included as a reduction of Cost of goods sold on the accompanying Consolidated Statements of Income. We believe it is reasonably possible that RMBC may be a variable interest entity as defined in FIN No. 46, yet we do not believe that there is a significant exposure to loss in our current relationship.

Metal Container Partnerships

Rocky Mountain Metal Container

        Effective January 1, 2002, we became an equal member with Ball Corporation (Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC). Also effective on January 1, 2002, we entered into a can and end supply agreement with RMMC (the Supply Agreement). Under that Supply Agreement, RMMC agreed to supply us with substantially all of the can and end requirements for our Golden Brewery. RMMC will manufacture these cans and ends at our existing manufacturing facilities, which RMMC is operating under a use and license agreement. We have the right to purchase Ball's interest in RMMC under certain conditions. If we do not exercise that right, Ball may have the right to purchase our interest in RMMC. On July 1, 2002, RMMC increased its debt obligations from $20 million to $50 million (such debt is not included on our Consolidated Balance Sheet). The proceeds have been used to finance planned capital improvements (See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations—Debt Obligations). RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or Ball. RMMC's total assets are $81.4 million.

        Purchases under this supply agreement were approximately $210 million in 2002. We recorded a loss from the limited liability company of approximately $0.6 million and it is included within Cost of goods sold on the accompanying Consolidated Statements of Income. There were no distributions in 2002. Prior to January 1, 2002 we had a joint venture with Rexam called Valley Metal Container Partnership (see below). We believe it is reasonably possible that RMMC may be a variable interest entity as defined in FIN No. 46, however, we do not believe there is a significant future exposure to loss in our current relationship over our expected ownership period.

Valley Metal Container Partnership

        In 1994, we formed a 50/50 production joint venture with American National Can Company (ANC), called Valley Metal Container Partnership, to produce beverage cans and ends at our manufacturing facilities for sale to us and outside customers. ANC was subsequently acquired by Rexam LLC. We purchased Rexam's interest in the joint venture at the end of its term in August 2001. The aggregate amount paid to the joint venture for cans and ends in 2001 and 2000 was approximately $149.0 million and $230.0 million, respectively. The 2001 amount reflects only what was paid to the joint venture prior to its expiration in August. In addition, we received cash distributions from this joint venture of $2.5 million and $8.5 million in 2001 and 2000, respectively. Our share of net income from this joint venture was $5.7 million in 2001 and $7.2 million in 2000, and is included as a reduction of Cost of goods sold on the accompanying Consolidated Statements of Income.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. Total assets of the venture are $107.9 million. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between the CBL breweries and customers. Tradeteam also delivers products for other U.K. breweries (See Item 1 Business, Recent General Business Developments—Tradeteam). Purchases under this distribution agreement in 2002 were approximately $131 million. We received $8.4 million in distributions and our share of pre-tax income from the joint venture was $8.3 million, which is recorded as a reduction of Cost of goods sold on the accompanying Consolidated Statements of Income. We believe it is reasonably possible that Tradeteam may be a variable interest entity as defined in FIN No. 46, yet we do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

        Tradeteam had one uncommitted line of credit totaling 15 million GBP, or approximately $24 million based on foreign exchange rates at December 29, 2002. No amount was outstanding on this line of credit at December 29, 2002; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount. This line of credit bears interest at a rate of 1% over GBP LIBOR.

Grolsch

        CBL has a 49% interest in the joint venture company, Grolsch UK Limited. The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL, under a contract brewing arrangement with the joint venture. CBL sells the beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid CBL, plus a marketing and overhead charge plus a profit margin. Total assets of the Grolsch joint venture are $31.4 million. The profit margin is considered a royalty paid to the joint venture as the brand owner. In 2002, we received $2.6 million in distributions and our share of pre-tax income from the joint venture was $2.0 million, which is recorded as a reduction of Cost of goods sold on the accompanying Consolidated Statements of Income. The joint venture contains provisions permitting the joint venture partner, Royal Grolsch, subject to notice, to buy our interest in the joint venture. We believe it is reasonably possible that Grolsch may be a variable interest entity as defined in FIN No. 46, yet we do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Golden Properties

        In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging International Corporation (GPIC). We are also a limited partner in a real estate development partnership (Golden Properties) in which a subsidiary of GPIC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received cash distributions of $0.5 million and $0.8 million in 2002 and 2000, respectively as a return of our capital account. We did not receive any cash distributions in 2001. We were not entitled to any of the joint venture income in 2002, 2001 or 2000.

Majority-Owned, Non-Consolidated Equity Investment

        We have an investment in Coors Canada (see below), an affiliate that is majority-owned, non-consolidated and is accounted for using the equity method of accounting. This investment aggregated $6.4 million and $5.4 million at December 29, 2002 and December 30, 2001, respectively. There are no related parties who own interests in this equity method investment.

        Summarized condensed balance sheet information for our majority-owned equity method investment is as follows:

	As of
	December 29, 2002	December 30, 2001
	(In thousands)
Current assets	$17,448	$14,380
Non-current assets	$266	$349
Current liabilities	$4,530	$3,881
Non-current liabilities	$—	$—

        Summarized condensed income statement information for our majority-owned equity method investments is as follows:

	For The Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands)
Revenue	$111,193	$115,489	$102,448
Pre-tax income	$73,856	$58,386	$50,558
Company's equity in pre-tax income	$37,002	$29,258	$25,447

Coors Canada

        Coors Canada, Inc. (CCI), a wholly owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. CCI's investment in the partnership is accounted for using the equity method of accounting due to effective control of the partnership being shared equally by its partners. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. CCI received distributions from the partnership of a U.S. dollar equivalent of approximately $36.0 million, $27.9 million and $25.8 million for 2002, 2001 and 2000, respectively. Our share of pre-tax income from this partnership, which was approximately $37.0 million in 2002, $29.2 million in 2001 and $25.4 million in 2000, is included in Sales in the accompanying Consolidated Statements of Income. We believe it is reasonably possible that Coors Canada may be a variable interest entity as defined in FIN No. 46, however, we do not believe there is a significant exposure to loss in our current relationship over the expected ownership period. Also see discussion in Footnote 14, Segment and Geographic Information.

        In December 2000, we entered into a five year brewing and packaging arrangement with Molson in which we will have access to some of Molson's available production capacity in Canada. The Molson capacity available to us under this arrangement in 2002 and 2001 was 500,000 and 250,000 barrels, respectively, none of which was used by us. We pay Molson a fee for holding this capacity aside for our future use. The annual fee, starting in 2002, is 1.5 million Canadian dollars, which results in an annual commitment of approximately $1.0 million. As of December 29, 2002, we are fully accrued for all fees required under the terms of this agreement.

Cost Method Investment

Colorado Rockies Baseball Partnership

        In 1991, we became a limited partner in the Colorado Baseball Partnership 1993, Ltd. (Baseball Partnership) for an investment of $10.0 million. This commitment was finalized upon the awarding of a National League Baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid. We generally apply the cost method of accounting to less than 20% owned investments where we do not exercise significant influence. Our use of the cost method is in accordance with the provisions of Emerging Issues Task Force Topic D-46 (EITF D-46) "Accounting for Limited Partnership Investments" as we entered into the limited partnership agreement in 1991 prior to the effective date for the implementation of EITF D-46, which was to be applied to all limited partnership investments made after May 18, 1995. As a limited partner, we take no part in control, management, direction or operation of the affairs of the Baseball Partnership and have no power to bind the Baseball Partnership. Profit and loss from operations of the Baseball Partnership are allocated among the partners in accordance with their ownership ratios. We did not receive any cash distributions or income in 2002, 2001 or 2000. We believe that the carrying amount of our investment in the Baseball Partnership is not in excess of fair value.

        Also in 1991, we entered into an agreement with the Colorado Rockies Baseball Club (Club) regarding a multi-year signage and advertising package. During 1998, the agreement was modified to extend the term and expand the conditions of the multi-year signage and advertising package. This new agreement was valued at $34.5 million. The recognition of the liability under the multi-year signage and advertising package began in 1995 with the opening of Coors Field. This liability is included in the total advertising and promotion commitment discussed in Footnote 15, Commitments and Contingencies.

11.  Stock Activity and Earnings Per Share

Capital Stock

        Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A common stock.

        Activity in our Class A and Class B common stock, net of forfeitures, for each of the three years ended December 29, 2002, December 30, 2001, and December 31, 2000, is summarized below:

	Common Stock
	Class A	Class B
Balances at December 26, 1999	1,260,000	35,462,034
Shares issued under stock plans	—	817,395
Purchases of stock	—	(408,308)

Balances at December 31, 2000	1,260,000	35,871,121
Shares issued under stock plans	—	324,926
Purchases of stock	—	(1,506,637)

Balances at December 30, 2001	1,260,000	34,689,410
Shares issued under stock plans	—	391,193

Balances at December 29, 2002	1,260,000	35,080,603

        At December 29, 2002, December 30, 2001, and December 31, 2000, 25 million shares of no par value preferred stock were authorized but un-issued.

        Pursuant to our by-laws restricted shares must first be offered to us for repurchase. The board of directors authorized the repurchase of up to $40 million per year of our outstanding Class B common stock on the open market during 2002, 2001, and 2000. In September 2001, the board of directors increased the authorized 2001 expenditure limit for the repurchase of outstanding shares of Class B common stock to $90 million for the remainder of that fiscal year. During 2001 and 2000, 1,500,000 shares and 308,000 shares, respectively, were repurchased for approximately $72.3 million and $17.6 million, respectively, under this stock repurchase program. In addition to the repurchase program, we purchased 41,845 restricted shares for $2.4 million in 2000. No additional shares were repurchased during 2002.

        Basic and diluted net income per common share were arrived at using the calculations outlined below:

	For the years ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(In thousands, except per share data)
Net income available to common shareholders	$161,653	$122,964	$109,617

Weighted average shares for basic EPS	36,140	36,902	36,785
Effect of dilutive securities:
Stock options	397	266	606
Restricted shares for basic EPS	29	9	59

Weighted average shares for diluted EPS	36,566	37,177	37,450

Basic EPS	$4.47	$3.33	$2.98

Diluted EPS	$4.42	$3.31	$2.93

Anti-dilutive securities	1,384	2,199	7

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive securities were not included because the stock options' exercise prices were greater than the average market price of the common shares.

12.  Derivative Instruments

        In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. We have established policies and procedures that govern the strategic management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows effected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British Pound Sterling (GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At December 29, 2002, no collateral was posted by us or our counterparties.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities.

        The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133).

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of December 29, 2002, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133.

        Changes in fair values of outstanding derivatives that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The consolidated statement of income treatment of effective hedge results offsets the gains or losses on the underlying exposure.

        We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges and commodity cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

        We discontinue hedge accounting prospectively when (1) the derivative is no longer highly effective, as per SFAS 133, in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS 133, is recorded in current-period earnings. During 2002, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

        As of December 29, 2002, $6.4 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 29, 2002, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

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

        On May 7, 2002, we entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Debt footnote 4) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between us and our Europe subsidiary.

        On the same day as the settlement of our private placement offering and initial exchange of principal amounts associated with our swap transactions, we were required to settle our previously established forward sale of 530 million GBP. The settlement of all these transactions in aggregate resulted in a foreign exchange loss of approximately $30 million, the majority of which was offset by a foreign exchange gain on our intercompany loan.

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

13. Other Comprehensive Income

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for-sale securities and derivative instruments	Minimum pension liability adjustment	Accumulated other comprehensive income
	(In thousands)
Balances, December 26, 1999	$(5,885)	$6,878	$—	$993
Foreign currency translation adjustments	4,460			4,460
Unrealized loss on available-for-sale securities and derivative instruments		(1,176)		(1,176)
Reclassification adjustment—available-for-sale securities and derivative instruments		(4,058)		(4,058)
Reclassification adjustment—accumulated translation adjustment—closure of Spain operations	4,434			4,434
Tax (expense) benefit	(3,380)	1,989		(1,391)

Balances, December 31, 2000	(371)	3,633	—	3,262
Foreign currency translation adjustments	22			22
Unrealized loss on available-for-sale securities and derivative instruments		(4,003)		(4,003)
Minimum pension liability adjustment			(13,668)	(13,668)
Reclassification adjustment—available-for-sale securities and derivative instruments		(7,900)		(7,900)
Tax (expense) benefit	(8)	4,523	5,181	9,696

Balances, December 30, 2001	(357)	(3,747)	(8,487)	(12,591)
Foreign currency translation adjustments	71,035			71,035
Unrealized gain on available-for-sale securities and derivative instruments		25,136		25,136
Minimum pension liability adjustment			(345,343)	(345,343)
Reclassification adjustment on derivative instruments		8,172		8,172
Tax (expense) benefit	(151)	(12,957)	133,251	120,143

Balances, December 29, 2002	$70,527	$16,604	$(220,579)	$(133,448)

14.  Segment and Geographic Information

        Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and geographic areas.

        Prior to our acquisition of CBL, we reported results of operations as one segment. Due to CBL, we now categorize our operations into two operating segments: the Americas and Europe. These segments are managed and reviewed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products.

        The Americas segment primarily consists of production, marketing and sales of the Coors family of brands in the United States and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson and the sale of Molson products in the United States that is conducted through a joint venture investment with Molson. There are also a small amount of CBC products that are exported and sold outside of the United States and its possessions, excluding Europe, included in the Americas.

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement with Tradeteam for the physical distribution of products throughout Great Britain.

        The Corporate segment currently includes interest, taxes and certain other corporate costs in both the United States and the United Kingdom. The large majority of these corporate costs relate to finance and other administrative functions.

        No single customer accounted for more than 10% of our sales. Summarized financial information concerning our reportable segments is shown in the following table:

Fiscal Year Ended December 29, 2002

	Americas	Europe	Corporate	Total
	(In thousands)
Sales—domestic and international	$2,811,326	$2,145,621	$—	$4,956,947
Beer excise taxes	(410,477)	(770,148)	—	(1,180,625)

Net sales	2,400,849	1,375,473	—	3,776,322
Cost of goods sold	(1,481,630)	(932,900)	—	(2,414,530)
Marketing, general and administrative	(724,943)	(332,297)	—	(1,057,240)
Special charges	(3,625)	—	(2,642)	(6,267)

Operating income (loss)	190,651	110,276	(2,642)	298,285
Interest income	—	16,390	4,797	21,187
Interest expense	—	—	(70,919)	(70,919)
Other income, net	4,864	1,766	1,417	8,047

Income (loss) before income taxes	$195,515	$128,432	$(67,347)	$256,600

Other financial data:
Depreciation, depletion and amortization	$130,759	$99,540	$—	$230,299
Capital expenditures and additions to intangibles	$152,228	$94,614	$—	$246,842

Fiscal Year Ended December 30, 2001

	Americas	Europe	Corporate	Total
	(In thousands)
Sales—domestic and international	$2,835,572	$7,180	$—	$2,842,752
Beer excise taxes	(413,290)	—	—	(413,290)

Net sales	2,422,282	7,180	—	2,429,462
Cost of goods sold	(1,532,471)	(5,152)	—	(1,537,623)
Marketing, general and administrative	(706,872)	(10,188)	—	(717,060)
Special charges	(23,174)	—	—	(23,174)

Operating income (loss)	159,765	(8,160)	—	151,605
Gain on sale of distributorships	27,667	—	—	27,667
Interest income	—	—	16,409	16,409
Interest expense	—	—	(2,006)	(2,006)
Other income, net	1,319	—	3,019	4,338

Income (loss) before income taxes	$188,751	$(8,160)	$17,422	$198,013

Other financial data:
Depreciation, depletion and amortization	$121,011	$80	$—	$121,091
Capital expenditures and additions to intangibles	$244,519	$29	$—	$244,548

Fiscal Year Ended December 31, 2000

	Americas	Europe	Corporate	Total
	(In thousands)
Sales—domestic and international	$2,830,886	$10,852	$—	$2,841,738
Beer excise taxes	(427,166)	(157)	—	(427,323)

Net sales	2,403,720	10,695	—	2,414,415
Cost of goods sold	(1,513,051)	(12,778)	—	(1,525,829)
Marketing, general and administrative	(710,224)	(12,521)	—	(722,745)
Special charges (credits)	5,583	(20,798)	—	(15,215)

Operating income (loss)	186,028	(35,402)	—	150,626
Gain on sales of distributorship	1,000	—	—	1,000
Interest income	—	—	21,325	21,325
Interest expense	—	—	(6,414)	(6,414)
Other income, net	3,017	(29)	—	2,988

Income (loss) before income taxes	$190,045	$(35,431)	$14,911	$169,525

Other financial data:
Depreciation, depletion and amortization	$127,167	$2,115	$—	$129,283
Capital expenditures and additions to intangibles	$150,826	$3,498	$—	$154,324
	Americas	Europe	Corporate	Total
	(In thousands)
Balance Sheet Data:
As of December 29, 2002
Total assets	$1,539,973	$2,757,438	$—	$4,297,411
Investments in joint ventures	$94,417	$96,767	$—	$191,184
As of December 30, 2001
Total assets	$1,719,448	$20,244	$—	$1,739,692
Investments in joint ventures	$94,785	$—	$—	$94,785

        The following tables represent sales and long-lived assets by geographic segment for the following fiscal years:

	2002	2001	2000
Net sales to unaffiliated customers(1):
United States and its territories	$2,328,664	$2,355,091	$2,337,256
United Kingdom	1,357,918	7,221	10,558
Other foreign countries	89,740	67,150	66,601

Net sales	$3,776,322	$2,429,462	$2,414,415

	As of
	December 29, 2002	December 30, 2001
	(In thousands)
Long-lived assets(2):
United States and its territories	$970,795	$955,615
United Kingdom	1,665,339	231
Other foreign countries	250	153

Total long-lived assets	$2,636,384	$955,999

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Long-lived assets include tangible and intangible assets.

15.  Commitments and Contingencies

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability and property insurance deductibles or retentions. During 2002, we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

Letters of Credit

        As of December 29, 2002, we had approximately $0.8 million outstanding in letters of credit with financial institutions. These letters expire in March and December 2003. These letters of credit are being maintained as security for reimbursements to insurance companies, for deductibles or retention payments made on our behalf, and for operations of underground storage tanks.

        As part of a settlement agreement related to the Lowry landfill site we agreed to post a letter of credit equal to the present value of our share of future estimated costs if estimated future costs exceed a certain amount and our long-term credit rating falls to a certain level. Future estimated costs now exceed the level provided in the agreement, but our credit rating remains above the level that would require this letter of credit to be obtained.

Power Supplies

        In 1995, Coors Energy Company (CEC), a fully owned subsidiary of ours, entered into a 10-year agreement to purchase 100% of the Golden facility's coal requirements from Bowie Resources Ltd. (Bowie). The coal then is sold to Trigen-Nations Energy Company, L.L.L.P. (Trigen).

        We have an agreement to purchase the electricity and steam needed to operate the brewery's Golden facilities through 2020 from Trigen. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost of approximately $16.6 million for 2003, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2002, 2001 and 2000 were $28.0 million, $29.8 million, and $28.4 million, respectively.

Supply Contracts

        We have various long-term supply contracts with unaffiliated third parties and our joint ventures to purchase materials used in production and packaging, such as starch, cans, ends and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The approximate future purchase commitments under these supply contracts are:

Amount
(In thousands)
2003	$468,230
2004	469,500
2005	349,500
2006	259,000
2007	259,000
Thereafter	1,036,000

Total	$2,841,230

        Our total purchases under these contracts in 2002, 2001 and 2000 were approximately $583.0 million, $243.3 million, and $235.0 million, respectively.

Third-Party Logistics Contract

        We are consolidating our warehousing into two separate contracts with Exel Logistics, Inc. The contracts provide for warehousing services in Ontario, California and Golden, Colorado under seven and five year operating agreements, respectively. We have committed to $2.6 million and $5.8 million in operating expenses in 2003. Annual reviews of the scope of services with Exel Logistics will determine pricing in future years, limited to 3% increases annually.

England and Wales Distribution Contract and Joint Venture Agreement

        Tradeteam Ltd., the joint venture between CBL and Exel Logistics, has an exclusive contract with CBL to provide distribution services in England and Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)
2003	$143,870
2004	146,757
2005	149,644
2006	152,691
2007	155,739
Thereafter	444,761

Total	$1,193,462

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam's net book value for assets acquired.

Graphic Packaging International Corporation

        We have a packaging supply agreement with a subsidiary of Graphic Packaging International Corporation (GPIC) under which we purchase our paperboard requirements. The contract was to expire on December 31, 2002, but was extended until March 31, 2003. As of the date of this filing, we had reached an agreement with GPIC regarding the terms of a new contract, and the contract was being circulated for signatures (See Item 1, Description of Business (a) General Development of Business). Our purchases under the packaging agreement in 2002, 2001 and 2000 totaled approximately $111 million, $125 million and $112 million, respectively. We expect purchases in 2003 to be approximately the same as 2002. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $0.8 million and $0.5 million in 2002 and 2001, respectively. See Item 13(b), Certain Business Relationships, for further information.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events. At December 29, 2002, the future commitments are as follows:

Amount
(In thousands)
2003	$119,675
2004	53,505
2005	34,904
2006	29,841
2007	16,663
Thereafter	4,394

Total	$258,982

Environmental

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then outstanding litigation. Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs in excess of that amount.

        In January 2003, Waste Management provided us with updated annual cost estimates through 2032. We reviewed these cost estimates, in conjunction with a third-party expert, in the assessment of our accrual related to this issue. We used certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our and the third-party's best estimates available. The assumptions used are as follows:

  •
  trust management costs will be accrued as incurred,

  •
  certain remedial costs for technology which has not yet been developed and income taxes, which we believe not to be an included cost, are not included in the assumptions,

  •
  a 2% inflation rate for future costs, and

  •
  certain operations and maintenance costs were discounted using a 4.98% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1 million and $5 million, respectively. Accordingly, we believe that the existing accrual is adequate as of December 29, 2002. We did not assume any future recoveries from insurance companies in the estimate of our liability.

        Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but an additional accrual of as much as $20 to $30 million is possible.

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

Litigation

        We are involved in certain disputes and legal actions arising in the ordinary course of our business aside from the environmental issues discussed above. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Labor

        Approximately 13.2% of our work force is represented by labor unions with whom we engage in collective bargaining. In 2001, we negotiated a labor contract with the U.S. labor unions that prohibits labor strikes. This contract expires in 2005. In the United Kingdom, we have separate negotiated agreements in place with the Transport and General Workers Union, under which pay negotiations are conducted annually. These contracts do not have expiration dates.

16.  Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years in the period ended December 29, 2002.

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2002
Sales—domestic and international	$944,256	$1,363,025	$1,322,722	$1,326,944	$4,956,947
Beer excise taxes	(198,434)	(315,256)	(321,124)	(345,811)	(1,180,625)

Net sales	745,822	1,047,769	1,001,598	981,133	3,776,322
Cost of goods sold	(482,344)	(640,020)	(636,094)	(656,072)	(2,414,530)

Gross profit	263,478	407,749	365,504	325,061	1,361,792
Net income	$27,203	$67,616	$46,619	$20,215	$161,653

Net income per share—basic	$0.76	$1.87	$1.29	$0.56	$4.47
Net income per share—diluted	$0.75	$1.84	$1.28	$0.55	$4.42
2001
Sales—domestic and international	$637,828	$809,729	$742,654	$652,541	$2,842,752
Beer excise taxes	(94,128)	(117,029)	(107,991)	(94,142)	(413,290)

Net sales	543,700	692,700	634,663	558,399	2,429,462
Cost of goods sold	(351,153)	(424,880)	(402,306)	(359,284)	(1,537,623)

Gross profit	192,547	267,820	232,357	199,115	891,839
Net income	$18,328	$49,852	$38,916	$15,868	$122,964

Net income per share—basic	$0.49	$1.34	$1.05	$0.44	$3.33
Net income per share—diluted	$0.49	$1.33	$1.05	$0.44	$3.31

17.  Coors Brewers Limited Acquisition

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew, for a total purchase price of 1.2 billion GBP (approximately $1.7 billion at then prevailing exchange rates), plus associated fees and expenses. The acquisition supported one of our key strategic goals of growing our beer business internationally to broaden our geographic platform, diversify revenues, profits and cash flows and increase our brand portfolio, which we believe will significantly enhance our competitive position in a consolidating worldwide beer industry.

        One of the factors that contributed to a purchase price that resulted in the recognition of goodwill was the existence of financial and operating synergies. In addition to these synergies, there were a number of other factors—including the existence of a strong management team, a proven track record of introducing and marketing successful brands, an efficient sales and distribution system, complementary products and a good sales force.

        The business, renamed CBL, included the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey's beer brands; the U.K. and Republic of Ireland distribution rights to Grolsch (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest, with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of CBL creates a stronger, broader, more diversified company in a highly competitive and consolidating global beer market.

        As noted in Footnote 1, Significant Accounting Policies, the results of CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

As of February 2, 2002
(In millions)
Current assets	$546
Property, plant and equipment	442
Other assets	398
Intangible assets	415
Goodwill	637

Total assets acquired	2,438

Current liabilities	(425)
Non-current liabilities	(279)

Total liabilities assumed	(704)

Net assets acquired	$1,734

        Of the $415 million of acquired intangible assets, approximately $390 million has been assigned to brand names and distribution rights. The remaining $25 million was assigned to patents and technology and distribution channels. Approximately $286 million of the $390 million brand name and distribution rights value has been determined to have an indefinite life and accordingly will not be amortized. The remaining $104 million brand names and distribution rights value will be amortized over a weighted average useful life of approximately 12 years. The $25 million value for patents and technology and distribution channels will be amortized over a weighted average useful life of approximately 8 years.

        We engaged the services of a professional appraiser to determine the value of the intangible assets acquired in the acquisition of CBL. The fair value of the acquired intangible brand assets were determined primarily from the discounted value of projected cash flows. A weighted average cost of capital of 8.75% was used to discount projected cash flows. Cash flows were projected using management's best estimates of sales growth or declines for each brand over its expected life. The lives of the assets were determined by an evaluation of significant factors that could impact the life of the brand.

        The cost approach was used to determine the value of the customer base using the estimated cost to recruit a customer. Technology, unfavorable leaseholds, contracts and other less significant intangible assets were valued using a present value approach of the returns or costs of the underlying assets. Goodwill was valued using the residual method.

        We finalized the purchase price accounting relative to the CBL acquisition in the fourth quarter of 2002. Significant purchase price adjustments included an $83.4 million increase of goodwill related to the pension plan actuarial valuation, a $2.7 million decrease of goodwill for certain restructuring plans and a $4.3 million increase of goodwill for fixed asset write-offs.

        Goodwill of $637 million was assigned to the Europe and Americas segments in the amounts of approximately $522 million and $115 million, respectively (See Footnote 18, Change in Accounting Principle, for further discussion of allocation). It is currently expected that none of the goodwill will be deductible for tax purposes in the United Kingdom. A valuation allowance of approximately $40 million was recorded against deferred tax assets arising from the acquisition in accordance with our accounting policies as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In 2002, we closed our Cape Hill brewery and Alloa malting facility acquired as part of CBL. The majority of the production at the Cape Hill brewery related to brands that were retained by Interbrew, the previous owner of CBL. Liabilities recorded as part of purchase price accounting are (in millions):

Cape Hill:
Employee severance and related costs	$15.6
Contract cancellation costs	0.2

Total	15.8

Alloa Maltings:
Employee severance and related costs	0.7
Lease termination costs	0.8

Total	1.5

Grand Total	$17.3

        Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, although a limited number of employees will be retained until mid-2003 to clear the site in preparation for sale. The payment of severance and other termination benefits started in July 2002, with the closure of the kegging line, and are expected to be completed in mid-2003 when site clearing is completed. We have recently commenced discussions with a number of developers regarding the disposal of the site. The amount outstanding at December 29, 2002 was approximately $9.1 million and is included in Accrued expenses on the Consolidated Balance Sheet. We expect disposition to be completed during 2005, possibly earlier, depending on obtaining agreement with government authorities on zoning issues.

        The Alloa malting facility was closed in June 2002 and was sold in July 2002 for $375,000.

        The costs associated with these closures that were paid during 2002 consisted predominately of severance costs and approximated $3.2 million. The most significant amount of the restructuring costs remaining to be paid will be incurred during the first half of 2003 as we complete the Cape Hill brewery closure.

        We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of debt as described below at the prevailing exchange rate:

Term		Facility Currency Denomination	Balance
			(In millions)
5 year	Amortizing term loan	USD	$478
5 year	Amortizing term loan (228 million GBP)	GBP	322
9 month	Bridge facility	USD	750

			$1,550

        In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9.0 million and $0.5 million, respectively. These fees are amortized over the respective terms of the borrowings using the effective interest method. On May 7, 2002, we repaid our nine-month bridge facility and $91 million of outstanding term borrowings through the issuance of long-term financing. From February 2, 2002 through December 29, 2002, we repaid an additional $305 million of outstanding term borrowings and other debt (See Debt Footnote 4), for a total of $396 million paid.

        The following unaudited, pro forma information shows the results of our operations for the years ended December 29, 2002 and December 30, 2001, as if the business combination with CBL had occurred at the beginning of each period. These pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of the respective periods and is not intended to be indicative of future results of operations (in thousands, except per share data):

	Fiscal Year Ended
	December 29, 2002	December 30, 2001
	(Unaudited)
Net sales	$3,857,593	$3,740,084
Pretax income	$234,833	$224,489
Net income	$148,452	$139,442
Net income per common share:
Basic	$4.11	$3.78
Diluted	$4.06	$3.75

18.  Change in Accounting Principle

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

        In accordance with SFAS No. 142, we ceased amortizing goodwill totaling $69.1 million, including $62.1 million related to our U.S. joint venture investment with Molson, Inc., as of the beginning of fiscal 2002. We also ceased amortizing approximately $7.2 million of other net intangible assets that we considered to have indefinite lives. We also have $17.4 million of other intangible assets that have indefinite lives that were previously not amortized. As a result, during 2002, we did not recognize pre-tax amortization of goodwill and other intangibles totaling $1.7 million and $0.4 million, respectively, that would have been recognized had the previous standards still been in effect. We have excluded the reconciliation of reported net income to the adjusted net income and related per share amounts as the impact on reported income and related per share amounts is immaterial.

        Upon our adoption of SFAS No. 142, we identified no goodwill that was impaired. SFAS No. 142 stipulates that we are required to perform goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required testing of goodwill impairment in the third and fourth quarters of 2002 and have determined that no goodwill is impaired. Goodwill related to our joint venture investment with Molson, Inc. was evaluated under APB No. 18 and found not to be impaired. The recoverability of our investment in the joint venture will be further evaluated during 2003.

        The following tables present details of our intangible assets, other than Goodwill, as of December 29, 2002 (in millions):

	Useful Life (Years)	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Brands	3-20	$87.0	$(10.3)	$76.7
Distribution rights	2-10	31.9	(4.2)	27.7
Patents and technology and distribution channels	3-10	29.8	(4.3)	25.5
Other	5-34	17.1	(6.3)	10.8
Intangible assets not subject to amortization:
Brands	Indefinite	321.5	—	321.5
Pension	N/A	42.3	—	42.3
Other	Indefinite	25.1	(0.5)	24.6

Total			$25.6	$529.1

        Note that the amounts reflected in the table above as of December 29, 2002, have fluctuated from the original purchase price allocation at February 2, 2002, due to the change in the GBP exchange rate versus the U.S. dollar between these dates and other adjustments to the purchase price.

        Based on December 2002 average foreign exchange rates, the estimated future amortization expense of intangible assets is as follows (in millions):

Fiscal Year	Amount
2003	$19.8
2004	$18.1
2005	$12.5
2006	$12.1
2007	$8.1

        Amortization expense of intangible assets was $20.9 million and $5.3 million for the years ended December 29, 2002 and December 30, 2001, respectively.

        Upon the acquisition of CBL on February 2, 2002, we recorded $637 million of goodwill. The total goodwill was determined using the residual method under SFAS No. 141 and 142. This goodwill was allocated between our Europe and Americas segments based on which segment would benefit from certain synergies created by the acquisition. A portion of the acquired goodwill was attributable to operating and financial synergies resulting from the combination. The financial synergy goodwill was calculated by comparing the risk premiums expected by investors associated with the CBC business with and without the CBL acquisition. This synergy was then associated with the segments based on an analysis of the Europe segment with and without the WACC differential as well as the two segments' relative earnings contributions. Operating synergies were allocated to reporting units based on where the savings were expected to occur. Application of this methodology resulted is the following allocations:

	As of February 2, 2002
	Europe	Americas	Total
	(In millions)
Goodwill	$445	$0	$445
Financial synergies	47	75	122
Operational synergies	30	40	70

Total Goodwill	$522	$115	$637

        The following table presents the changes in goodwill during the year ended December 29, 2002 allocated to the reportable segments (in millions):

Segment	Balance At December 30, 2001	Acquired	Adjustments	Balance At December 29, 2002
Americas	$7.0	$115.1	$—	$122.1
Europe	—	522.2	82.8	605.0

Total	$7.0	$637.3	$82.8	$727.1

        The adjustments during the year ended December 29, 2002 totalled $82.8 million and are the result of the foreign currency exchange rate change between February 2, 2002, the date of our acquiring CBL, and December 29, 2002. Americas goodwill, as reflected above, excludes approximately $62.1 million related to our joint venture investment in Molson USA. This amount is included in Investments in joint ventures in the Consolidated Balance Sheets.

19.  Supplemental Guarantor Information

        On May 7, 2002, our wholly owned subsidiary, CBC (Issuer), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional, and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheet as of December 29, 2002 and December 30, 2001 and the Condensed Consolidating Statements of Income and Cash Flows for the fiscal years ended December 29, 2002, December 30, 2001, and December 31, 2000. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the fiscal year ended December 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,553,818	$71,043	$2,332,086	$—	$4,956,947
Beer excise taxes	—	(398,523)	(2,194)	(779,908)	—	(1,180,625)

Net sales	—	2,155,295	68,849	1,552,178	—	3,776,322
Cost of goods sold	—	(1,379,969)	(39,204)	(995,357)	—	(2,414,530)
Equity in subsidiary earnings (loss)	142,233	94,158	—	—	(236,391)	—

Gross profit	142,233	869,484	29,645	556,821	(236,391)	1,361,792
Marketing, general and administrative	(357)	(665,125)	(25,482)	(366,276)	—	(1,057,240)
Special charges	—	(6,267)	—	—	—	(6,267)

Operating income	141,876	198,092	4,163	190,545	(236,391)	298,285
Interest income	1,000	1,569	30	18,588	—	21,187
Interest (expense) income	30,396	(46,204)	10,536	(65,647)	—	(70,919)
Other income (expense)	6,219	27,062	40,067	(65,301)	—	8,047

Income (loss) before income taxes	179,491	180,519	54,796	78,185	(236,391)	256,600
Income tax expense	(17,838)	(32,010)	(23,581)	(21,518)	—	(94,947)

Net income (loss)	$161,653	$148,509	$31,215	$56,667	$(236,391)	$161,653

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the fiscal year ended December 30, 2001

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,544,857	$122,793	$175,102	$—	$2,842,752
Beer excise taxes	—	(396,270)	(5,732)	(11,288)	—	(413,290)

Net sales	—	2,148,587	117,061	163,814	—	2,429,462
Cost of goods sold	—	(1,384,854)	(87,085)	(65,684)	—	(1,537,623)
Equity in subsidiary earnings (loss)	110,468	40,156	—	—	(150,624)	—

Gross profit (loss)	110,468	803,889	29,976	98,130	(150,624)	891,839
Marketing, general and administrative	(465)	(654,622)	(27,912)	(34,061)	—	(717,060)
Special charges	—	(23,174)	—	—	—	(23,174)

Operating income (loss)	110,003	126,093	2,064	64,069	(150,624)	151,605
Gain on sale of distributorship	—	—	27,667	—	—	27,667
Interest income	14,313	1,781	—	315	—	16,409
Interest (expense) income	2,241	(4,236)	(11)	—	—	(2,006)
Other income (expense)	4,042	28,318	33,077	(61,099)	—	4,338

Income before income taxes (loss)	130,599	151,956	62,797	3,285	(150,624)	198,013
Income tax expense	(7,635)	(42,372)	(23,800)	(1,242)	—	(75,049)

Net income (loss)	$122,964	$109,584	$38,997	$2,043	$(150,624)	$122,964

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the fiscal year ended December 31, 2000

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,632,436	$133,842	$75,460	$—	$2,841,738
Beer excise taxes	—	(403,790)	(7,902)	(15,631)	—	(427,323)

Net sales	—	2,228,646	125,940	59,829	—	2,414,415
Cost of goods sold	—	(1,419,483)	(92,109)	(14,237)	—	(1,525,829)
Equity in subsidiary earnings (loss)	92,689	(23,795)	—	—	(68,894)	—

Gross profit	92,689	785,368	33,831	45,592	(68,894)	888,586
Marketing, general and administrative	(1,224)	(645,668)	(30,709)	(45,144)	—	(722,745)
Special credits (charges)	—	1,543	—	(16,758)	—	(15,215)

Operating income (loss)	91,465	141,243	3,122	(16,310)	(68,894)	150,626
Gain on sale of distributorship	—	—	1,000	—	—	1,000
Interest income	18,306	2,566	—	453	—	21,325
Interest (expense) income	9,094	(15,450)	—	(58)	—	(6,414)
Other income (expense)	—	27,509	1,393	(25,914)	—	2,988

Income (loss) before income taxes	118,865	155,868	5,515	(41,829)	(68,894)	169,525
Income tax expense (benefit)	(9,248)	(63,475)	(1,948)	14,763	—	(59,908)

Net income (loss)	$109,617	$92,393	$3,567	$(27,066)	$(68,894)	$109,617

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$161	$499	634	$57,873	$—	$59,167
Accounts receivable, net	—	99,560	9,974	511,512	—	621,046
Other receivables, net	—	30,078	1,031	53,271	—	84,380
Total inventories	—	101,147	4,217	79,307	—	184,671
Other current assets	397	61,409	—	42,826	—	104,632

Total current assets	558	292,693	15,856	744,789	—	1,053,896
Properties, at cost and net	—	844,206	24,645	511,388	—	1,380,239
Goodwill	—	133,564	(136,729)	730,234	—	727,069
Other intangibles, net	—	70,363	83,990	374,723	—	529,076
Investments in joint ventures	—	94,417	—	96,767	—	191,184
Net investment in and advances to subs	1,068,297	1,721,958	—	—	(2,790,255)	—
Deferred tax asset	2,968	(14,545)	158,187	59,790	—	206,400
Other non-current assets	4,761	83,787	3,488	117,511	—	209,547

Total assets	$1,076,584	$3,226,443	$149,437	$2,635,202	$(2,790,255)	$4,297,411

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$167,037	$2,869	$164,741	$—	$334,647
Accrued salaries and vacations	—	57,642	1,151	20,208	—	79,001
Taxes, other than income taxes	—	29,907	694	147,443	—	178,044
Accrued expenses and other liabilities	67,944	62,655	63,009	218,542	—	412,150
Current portion of long-term debt	—	64,495	—	79,554	—	144,049

Total current liabilities	67,944	381,736	67,723	630,488	—	1,147,891
Long-term debt	20,000	1,363,392	—	—	—	1,383,392
Deferred tax liability	—	—	—	156,437	—	156,437
Other long-term liabilities	6,789	413,673	28	207,350	—	627,840

Total liabilities	94,733	2,158,801	67,751	994,275	—	3,315,560

Total shareholders' equity	981,851	1,067,642	81,686	1,640,927	(2,790,255)	981,851

Total liabilities and shareholders' equity	$1,076,584	$3,226,443	$149,437	$2,635,202	$(2,790,255)	$4,297,411

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 30, 2001

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$58,565	$4,790	$724	$13,054	$—	$77,133
Short-term marketable securities	232,572	—	—	—	—	232,572
Accounts receivable, net	—	74,017	9,909	11,059	—	94,985
Other receivables, net	791	10,917	1,766	273	—	13,747
Total inventories	—	108,012	5,134	1,977	—	115,123
Other current assets	(1,299)	66,575	1,820	5,873	—	72,969

Total current assets	290,629	264,311	19,353	32,236		606,529
Properties, at cost and net	—	839,304	23,141	7,265		869,710
Goodwill	—	878	6,077	—		6,955
Other intangibles, net	—	72,167	7,167	—		79,334
Investments in joint ventures, net	—	94,785	—	—	—	94,785
Net investment in and advances to subs	799,631	66,643	—	—	(866,274)	—
Other assets	3,298	65,102	8,062	5,917	—	82,379

Total assets	$1,093,558	$1,403,190	$63,800	$45,418	$(866,274)	$1,739,692

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$201,037	$5,074	$16,382	$—	$222,493
Accrued salaries and vacations	—	55,397	1,358	12	—	56,767
Taxes, other than income taxes	—	27,469	556	3,246	—	31,271
Accrued expenses and other liabilities	35,063	75,637	(2,718)	10,994	—	118,976
Current portion of long-term debt	85,000	—	—	3,038	—	88,038

Total current liabilities	120,063	359,540	4,270	33,672	—	517,545
Long-term debt	20,000	—	—	—	—	20,000
Deferred tax liability	(3,032)	65,643	(611)	(365)	—	61,635
Other long-term liabilities	5,215	180,422	26	3,537	—	189,200

Total liabilities	142,246	605,605	3,685	36,844	—	788,380

Total shareholders' equity	951,312	797,585	60,115	8,574	(866,274)	951,312

Total liabilities and shareholders' equity	$1,093,558	$1,403,190	$63,800	$45,418	$(866,274)	$1,739,692

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$12,779	$139,888	$67,293	$38,585	$258,545

Cash flows from investing activities:
Sales and maturities of securities	232,758	—	—	—	232,758
Additions to properties and intangible assets	185	(147,798)	(4,469)	(94,760)	(246,842)
Proceeds from sales of properties	—	9,810	1,545	16,002	27,357
Acquisition of CBL, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Investment in Molson USA, LLC	—	(2,750)	—	—	(2,750)
Other	—	(7,561)	—	—	(7,561)

Net cash provided by (used in) investing activities	232,943	(263,404)	(95,574)	(1,458,303)	(1,584,338)

Cash flows from financing activities:
Issuances of stock under stock plans	15,645	—	—	—	15,645
Dividends paid	(29,669)	—	—	—	(29,669)
Proceeds from issuance of debt	—	2,391,934	—	—	2,391,934
Proceeds from short-term borrowings	—	250,900	—	80,433	331,333
Payments on debt and capital lease obligations	(85,000)	(1,293,075)	—	(1,643)	(1,379,718)
Debt issuance costs	(185)	(9,889)	—	—	(10,074)
Change in overdraft balances	—	(27,783)	—	—	(27,783)
Net activity in investment and advances (to) from subsidiaries	(204,917)	(1,192,862)	29,411	1,368,368	—

Net cash provided by (used in) financing activities	(304,126)	119,225	29,411	1,447,158	1,291,668

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(58,404)	(4,291)	1,130	27,440	(34,125)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,220)	17,379	16,159
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of year	$161	$499	$634	$57,873	$59,167

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 30, 2001

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(32,582)	$189,288	$41,922	$(5,232)	$193,396

Cash flows from investing activities:
Purchases of investments	(228,237)	—	—	—	(228,237)
Sales and maturities of securities	268,093	—	—	—	268,093
Additions to properties and intangible assets	522	(230,593)	(13,934)	(543)	(244,548)
Proceeds from sales of properties and intangible assets	—	20,060	43,469	—	63,529
Investment in Molson USA, LLC	—	(65,000)	—	—	(65,000)
Other	—	7,589	—	1,825	9,414

Net cash provided by (used in) investing activities	40,378	(267,944)	29,535	1,282	(196,749)

Cash flows from financing activities:
Issuances of stock under stock plans	10,701	—	—	—	10,701
Purchases of treasury stock	(72,345)	—	—	—	(72,345)
Dividends paid	(29,510)	—	—	—	(29,510)
Change in overdraft balances	—	51,551	—	—	51,551
Net activity in investment and advances (to) from subsidiaries	27,377	34,006	(73,054)	11,671	—
Other	—	—	—	759	759

Net cash provided by (used in) financing activities	(63,777)	85,557	(73,054)	12,430	(38,844)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(55,981)	6,901	(1,597)	8,480	(42,197)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(431)	(431)
Balance at beginning of year	114,546	(2,111)	2,321	5,005	119,761

Balance at end of year	$58,565	$4,790	$724	$13,054	$77,133

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 31, 2000

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$5,124	$298,746	$7,656	$(30,795)	$280,731

Cash flows from investing activities:
Purchases of investments	(356,741)	—	—	—	(356,741)
Sales and maturities of securities	208,176	—	—	—	208,176
Additions to properties and intangible assets	—	(155,412)	(2,187)	3,275	(154,324)
Proceeds from sales of properties	—	3,486	2,933	8	6,427
Other	(277)	3,971	—	(4,773)	(1,079)

Net cash (used in) provided by investing activities	(148,842)	(147,955)	746	(1,490)	(297,541)

Cash flows from financing activities:
Issuances of stock under stock plans	17,232	—	—	—	17,232
Purchases of treasury stock	(19,989)	—	—	—	(19,989)
Dividends paid	(26,564)	—	—	—	(26,564)
Change in overdraft balances	—	4,686	—	—	4,686
Net activity in investment and advances (to) from subsidiaries	139,461	(146,374)	(19,025)	25,938	—
Other	—	—	—	(2,235)	(2,235)

Net cash provided by (used in) financing activities	110,140	(141,688)	(19,025)	23,703	(26,870)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(33,578)	9,103	(10,623)	(8,582)	(43,680)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(367)	(367)
Balance at beginning of year	148,124	(11,214)	12,944	13,954	163,808

Balance at end of year	$114,546	$(2,111)	$2,321	$5,005	$119,761

20.  Subsequent Events

        In February 2003, an arbitration panel found in favor of CBC in a contract interpretation issue between CBC and one of its wholesalers. The revenues that were the subject of the arbitration were generated by sales during 2002 and totaled approximately $4 million. This revenue will be recorded during the first quarter of 2003.

Item 9. Disagreements on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Directors

        PETER H. COORS (Age 56) serves as Chairman of the Boards of ACC and CBC. He was Chief Executive Officer of ACC from May 2000 to July 2002 and of CBC from December 1992 to May 2000. He has been a director of ACC and CBC since 1973. Prior to 1993, he served as Executive Vice President and Chairman of the brewing division, before it was organized as CBC. He served as interim Treasurer and Chief Financial Officer of ACC from December 1993 to February 1995. He also has served in a number of different executive and management positions for CBC. Since March 1996, he has been a director of U.S. Bancorp. He also has been a director of Energy Corporation of America since March 1996, and was appointed to the board of H.J. Heinz & Co. in 2001. He is the nephew of William K. Coors.

        WILLIAM K. COORS (Age 86) is Vice-Chairman of the Board of ACC and was Chairman from 1970 to July 2002. He has served as a director since 1940. He was President from 1989 until May 2000. He is the Chairman of the Executive Committees of ACC and CBC. He is also a director of CBC and Graphic Packaging International Corporation. He is the uncle of Peter H. Coors.

        W. LEO KIELY III (Age 56) was appointed Chief Executive Officer of ACC in July 2002 and has served as Chief Executive Officer of CBC since May 2000. He served as President and Chief Operating Officer of CBC from March 1993 to May 2000. He has been a director of ACC and CBC since August 1998. Prior to joining CBC, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo in Plano, Texas.

        CHARLES M. HERINGTON (Age 43) joined the boards of both ACC and CBC in February 2003. Since 1999 he has been President and Chief Executive Officer of America Online Latin America. Prior to joining AOL Latin America, he served as President of Revlon Latin America. From 1990 to 1997, Mr. Herington held various executive positions with PepsiCo Restaurants International (PepsiCo), serving most recently, from 1995 to 1997, as Regional Vice President of Kentucky Fried Chicken, Pizza Hut, Taco Bell of South America, Central America and the Caribbean. He also held several high level positions in management and marketing with Procter & Gamble in Canada, Puerto Rico and Mexico during the ten years prior to his association with PepsiCo.

        FRANKLIN W. HOBBS (Age 55) was appointed a director of ACC and CBC in 2001 and is a member of the Audit Committee and the Compensation and Human Resources Committee. He graduated from Harvard College and Harvard Business School and served as Chief Executive Officer and director for the investment bank, Houlihan Lokey Howard & Zukin from 2001 to January 2003. He continues to serve as a senior advisor to its board. He served in roles of increasing responsibility at the investment bank, Dillon, Read & Co., Inc. from 1972 through 2000, finally serving as chairman of UBS Warburg following a series of mergers between Dillon Read, and SBC Warburg, and later with Union Bank of Switzerland. He also serves on the board of directors of Lord Abbett Group of Mutual Funds and the Board of Overseers at Harvard College.

        PAMELA H. PATSLEY (Age 46) has served as a director of both ACC and CBC since November 1996. She chairs the Audit Committee and served as a member of the Compensation and Human Resources Committee until May 2002. In May 2002, she was appointed President, First Data International. Previously, since March 2000, she served as Senior Executive Vice President of First Data Corp. and president of First Data Merchant Services, First Data Corp.'s merchant processing enterprise, which also includes the TeleCheck check guarantee and approval business. Prior to joining First Data, She served as President, Chief Executive Officer and director of Paymentech. She began her

Paymentech career as a founding officer of First USA, Inc. when it was established in 1985. Before joining First USA, she was with KPMG Peat Marwick.

        WAYNE R. SANDERS (Age 55) has served as a director of ACC and CBC since February 1995. He is a member of the Compensation and Human Resources Committee and the Audit Committee. In September 2002, he retired as Chief Executive Officer of Kimberly-Clark Corporation and from his position as Chairman in February 2003. He joined Kimberly-Clark in 1975 and has served in a number of positions. He was elected to Kimberly-Clark's board of directors in August 1989 and as CEO in 1991. He is also a director of Texas Instruments Incorporated.

        ALBERT C. YATES (Age 60) has served as a director of ACC and CBC since August 1998. He was appointed chairman of the Compensation and Human Resources Committee in November 2001. He was a committee member prior to his appointment as chair and also served as a member of the Audit Committee. He has announced his retirement as President of Colorado State University in Fort Collins, Colorado, effective in June 2003. He serves as Chancellor of the Colorado State University System, and is a member of the board of the Federal Reserve Board of Kansas City-Denver Branch. He previously served on the board of First Interstate Bank.

(b)  Executive Officers

        Of the above directors, William K. Coors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC at February 28, 2003:

        RONALD G. ASKEW (Age 48) was appointed Chief Marketing Officer of CBC in October 2001. He was a founder and served as chief executive officer of The Integer Group, in Denver, Colorado, a marketing and advertising agency that services large accounts including CBC, from 1993 to October 2001. Before forming The Integer Group, he was director of account services for Tracy-Locke Advertising and DDB Worldwide in Dallas. He also served as a vice president for Frito-Lay, Inc. in marketing and new business development.

        DAVID G. BARNES (Age 41) joined us in March 1999 as Vice President and Treasurer of ACC, and Vice President of Finance and Treasurer of CBC. In July 2002, he was appointed Vice President, Finance of ACC. From 1994 to 1999, he served as an officer of Tricon Global Restaurants, in various financial and development positions. From 1990 to 1994, he worked at Asea Brown Boveri in various strategy, planning and development roles of increasing responsibility. He started his career at Bain and Company, serving as a consultant for five years.

        CARL L. BARNHILL (Age 54) joined CBC in May 1994 as Senior Vice President of Sales. He has more than 20 years of marketing experience with consumer goods companies. Previously, he was Vice President of Selling Systems Development for the European and Middle East division of Pepsi Foods International. Prior to joining Pepsi in 1993, he spent 16 years with Frito-Lay, Inc. in various senior sales and marketing positions.

        MICHAEL J. GANNON (Age 39) was appointed Vice President, Treasurer of ACC and CBC in July 2002. Mr. Gannon joined us in 1991 serving in various operations, finance and treasury functions. Prior to his appointment as Treasurer, he served as Director, Corporate Finance, overseeing treasury and finance projects for approximately 3 1/2 years. He previously oversaw capital planning projects and analysis.

        PETER M. R. KENDALL (Age 56) joined us in January 1998 as Senior Vice President and Chief International Officer of CBC. In 2002, he was appointed Chief Executive Officer of CBL, our principal United Kingdom subsidiary, and is also Senior Vice President, United Kingdom and Europe. He is also a vice president of ACC. Before joining CBC, he was Executive Vice President of Operations and Finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park,

California. From 1995 to 1996, he was President of International Book Operations for McGraw Hill Companies. From 1981-1994, he worked in leadership positions for Pepsi International, PepsiCo and PepsiCo Wines and Spirits. Prior to working for Pepsi, he spent six years at McKinsey & Co. in New York.

        ROBERT D. KLUGMAN (Age 55) was named our Senior Vice President of Corporate Development of CBC in May 1994. In 2002, he was named Senior Vice President of Corporate Development and Chief International Officer, following the acquisition of CBL. He also serves as a vice president of ACC. Prior to that, he was Vice President of Brand Marketing, and also served as Vice President of International, Development and Marketing Services. Before joining us, he was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

        ROBERT M. REESE (Age 53) joined the company in December 2001 as Vice President and Chief Legal Officer. He also serves as Senior Vice President and Chief Legal Officer of CBC. Prior to joining us, he was associated with Hershey Foods Corporation from 1978 to 2001, serving most recently as Senior Vice President of Public Affairs, General Counsel and Secretary.

        MARA SWAN (Age 43) was appointed Senior Vice President and Chief People Officer of CBC in March 2002. She joined CBC in November 1994 as a Director of Human Resources responsible for the sales and marketing area and most recently was Vice President, Human Resources. Prior to that, she worked for 11 years at Miller Brewing Company in Milwaukee where she held various positions in human resources. Her most recent assignments at Miller included human resources manager for operations and personnel services manager for marketing.

        RONALD A. TRYGGESTAD (Age 46) was named Vice President and Controller of CBC and Controller of ACC in May 2001. He joined the company in December 1997 as the Director of Tax. Prior to joining CBC, he was with Total Petroleum, Inc. from 1994 to 1997, serving there as Director of Tax and Internal Audit. He also worked for Shell Oil Company from 1990 through 1993, and Price Waterhouse from 1982 through 1989.

        TIMOTHY V. WOLF (Age 49) was named Vice President and Chief Financial Officer of ACC and Senior Vice President and Chief Financial Officer of CBC in February 1995. Prior to CBC, he served as Senior Vice President of Planning and Human Resources for Hyatt Hotels Corporation from 1993 to 1994 and in several executive positions for The Walt Disney Company, including Vice President, Controller and Chief Accounting Officer, from 1989 to 1993. Prior to Disney, he spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Science and Technology Commission for the State of Colorado.

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

        Based upon our review of Forms 3, 4 and 5 filed by certain beneficial owners of our Class B common stock, we are not aware of any failure by the Section 16 reporting persons to timely file a required form pursuant to Section 16.

Item 11. Executive Compensation

I. Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards	Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Comp ($)	Restricted Stock ($)	Securities Underlying Options (#)(2)	LTIP Payouts ($)	All Other Comp ($)(3)
W. Leo Kiely III, CEO of Adolph Coors Company & Coors Brewing Company	2002 2001 2000	755,194 686,456 569,250	678,085 407,423 428,644	0 0 0	0 0 0	120,000 120,000 103,708	0 0 0	136,734 57,139 57,139
Peter H. Coors, Chairman of Adolph Coors Company & Coors Brewing Company	2002 2001 2000	760,500 760,500 726,750	546,242 452,272 563,760	0 0 0	0 0 0	125,000 125,000 170,908	0 0 0	83,173 78,699 78,699
Timothy V. Wolf, CFO of Adolph Coors Company, Senior VP & CFO of Coors Brewing Company	2002 2001 2000	395,167 371,000 360,500	236,138 163,899 189,525	0 0 0	0 0 0	30,000 20,000 35,024	0 0 0	37,755 11,835 11,835
Peter M. R. Kendall, Senior VP of Coors Brewing Company, CEO of Coors Brewers Limited	2002 2001 2000	374,713 358,280 348,140	218,548 133,647 180,915	0 0 0	0 0 0	40,000 25,000 33,823	0 0 0	217,915 30,171 30,171
Ronald G. Askew, Chief Marketing Officer of Coors Brewing Company	2002 2001 2000	350,000 87,500 0	162,313 51,682 0	0 0 0	0 10,000 0	20,000 0 0	0 0 0	556,743 9,814 0

(1)
Amounts awarded under the CBC Incentive Plan.

(2)
See discussion under Item 11, Part II, for options issued in 2002.

(3)
The amounts shown in this column are primarily attributable to the officer life insurance other than group life and bonus amounts unrelated to the annual CBC Incentive Plan shown in the Bonus column.

        We provide term officer life insurance for all the named active executives. The officer's life insurance provides six times the executive base salary until retirement when the benefit terminates. The 2002 annual premium benefit for each executive was: W. Leo Kiely III, $80,579; Peter H. Coors, $23,499; Timothy V. Wolf, $7,757; Peter M. R. Kendall, $16,091 and Ronald G. Askew, $9,365.

        During 2002, Ronald G. Askew received $500,000 and 10,000 shares of restricted stock as part of a signing bonus when he assumed the position of Chief Marketing Officer of CBC. The restricted stock was granted in November 2001 and the bonus became payable in 2002. Peter M. R. Kendall received $136,500 pursuant to a tax equalization contract in effect due to his international assignment. These dollar amounts are included in "other compensation" above.

        Also, during 2002, we provided certain cash allowances to certain named executives. We provided Peter H. Coors and Timothy V. Wolf with $31,500 and $24,744, respectively, in cash allowances for certain membership dues and automobile use. We also reimbursed Peter M. R. Kendall $34,341 for moving expenses.

        In response to Code Section 162 of the Revenue Reconciliation Act of 1993, we appointed a special compensation committee of the board to approve and monitor performance criteria in certain performance-based executive compensation plans for 2002.

II. Option/SAR Grants Table

        Option Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of total options granted to employees in fiscal year			Potential Realizable Value at assumed rates of stock price appreciation for option term
Name			Exercise or base price ($/Share)	Expiration date
					5%	10%
W. Leo Kiely III	120,000	6.37%	$56.00	02/14/2012	$4,226,172	$10,709,949
Peter H. Coors	125,000	6.64%	$56.00	02/14/2012	$4,402,262	$11,156,197
Timothy V. Wolf	30,000	1.59%	$56.00	02/14/2012	$1,056,543	$2,677,487
Peter M. R. Kendall	40,000	2.12%	$56.00	02/14/2012	$1,408,724	$3,569,983
Ronald G. Askew	20,000	1.06%	$56.00	02/14/2012	$704,362	$1,784,992

(1)
Grants vest one-third in each of the three successive years after the date of grant. As of December 30, 2002, no 2002 grants were vested because of the one-year vesting requirement; however, they will vest 33 1/3% on the one-year anniversary of the grant dates.

III. Option/SAR Exercises and Year-End Value Table

        Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End (FY-End) Option/SAR Value

			Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised in-the-money options at FY-End
Name	Shares Acquired on Exercise (#)	Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Leo Kiely III	30,000	$1,472,550	297,686	234,570	$4,102,417	$802,356
Peter H. Coors	0	0	303,816	257,869	$3,909,053	$1,004,023
Timothy V. Wolf	0	0	75,885	55,010	$738,489	$238,828
Peter M. R. Kendall	0	0	58,724	67,943	$273,912	$275,185
Ronald G. Askew	0	0	6,666	33,334	$100,857	$282,543

(1)
Values stated are the bargain element realized in 2002, which is the difference between the option price and the market price at the time of exercise.

IV. Pension Plan Table

        The following table sets forth annual retirement benefits for representative years of service and average annual earnings.

		Years of Service
Average Annual Compensation
		10	20		30		40
$125,000		$25,000	$50,000		$75,000		$100,000
150,000		30,000	60,000		90,000		120,000
175,000		35,000	70,000		105,000		140,000
200,000	(1)	40,000	80,000		120,000		160,000
225,000	(1)	45,000	90,000		135,000		180,000	(1)
250,000	(1)	50,000	100,000		150,000		200,000	(1)
275,000	(1)	55,000	110,000		165,000	(1)	220,000	(1)
300,000	(1)	60,000	120,000		180,000	(1)	240,000	(1)
325,000	(1)	65,000	130,000		195,000	(1)	260,000	(1)
350,000	(1)	70,000	140,000		210,000	(1)	280,000	(1)
375,000	(1)	75,000	150,000		225,000	(1)	300,000	(1)
400,000	(1)	80,000	160,000		240,000	(1)	320,000	(1)
425,000	(1)	85,000	170,000	(1)	255,000	(1)	340,000	(1)
450,000	(1)	90,000	180,000	(1)	270,000	(1)	360,000	(1)
475,000	(1)	95,000	190,000	(1)	285,000	(1)	380,000	(1)
500,000	(1)	100,000	200,000	(1)	300,000	(1)	400,000	(1)
525,000	(1)	105,000	210,000	(1)	315,000	(1)	420,000	(1)
550,000	(1)	110,000	220,000	(1)	330,000	(1)	440,000	(1)
575,000	(1)	115,000	230,000	(1)	345,000	(1)	460,000	(1)
600,000	(1)	120,000	240,000	(1)	360,000	(1)	480,000	(1)

(1)
Maximum permissible benefit under ERISA from the qualified retirement income plan for 2002 was $160,000. Annual compensation exceeding $200,000 is not considered in computing the maximum permissible benefit under the qualified plan. We have a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of Internal Revenue Service maximums.

        Annual compensation covered by the qualified and non-qualified retirement plans and credited years of service for the named executive officers are as follows: W. Leo Kiely III, $737,194 and 9 years; Peter H. Coors, $742,500 and 31 years; Timothy V. Wolf, $395,167 and 8 years; Peter M. R. Kendall, $374,713 and 5 years; and Ronald G. Askew, $350,000 and 1 year.

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

        In addition to the annual benefit from the qualified retirement plan, Peter H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer's last annual base salary, payable for the remainder of the officer's life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 2002 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $222,750, paid upon normal retirement.

V. Compensation of Directors

        The non-employee (NE) directors' annual retainer was raised from $36,000 to $42,000 in May 2002. NE directors also received a grant of 1,000 options each in 2002.

        In 2002, the NE members of the Board of Directors were paid 5 months of their annual 2001-2002 retainer, or $15,000, plus 7 months of their 2002-2003 retainer, or $24,000, as well as reimbursement of expenses incurred to perform their duties as directors. Franklin Hobbs elected to receive his 2001 compensation entirely in stock, which became unrestricted in May 2002. Pamela Patsley, Chair of our Audit Committee, and Dr. Albert Yates, Chair of our Compensation and Human Resources Committee, received additional payments of $6,000 and $5,000, respectively, for their services as committee chairs. Directors who are our full-time employees receive $18,000 annually. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other company business.

VI. Employment Contracts and Termination of Employment Arrangements

        Except for agreements with certain of our executive officers, including the named active executive officers, relating to their employment upon a change of control of our company, we have no agreements with executives providing employment for a set period. The change in control agreements, which apply to certain officers of CBC, generally provide that for a period of two years following a change of control as defined in the agreements, the officer will be entitled to certain compensation upon certain triggering events. These events include termination without cause, resignation for good reason or resignation by the officer for any reason during a 30-day window beginning one year after a change of control. Upon a triggering event, officers would be paid a multiple of their annual salary and bonus, plus health, pension and life insurance benefits for additional years. For the Chairman and the Chief Executive Officer, the compensation would equal three times annual salary and bonus, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. All other officers, including named active officers, who are party to these agreements would receive two times annual salary and bonus, plus two years equivalent benefit coverage, plus credit for two years additional service toward pension benefits.

VII. Compensation Committee Interlocks and Insider Participation

        Dr. Albert C. Yates, Chairman, Wayne R. Sanders and Franklin W. Hobbs served on the Compensation and Human Resources Committee during 2002.

Executive Compensation Report of the Compensation and Human Resources Committee

        The Compensation and Human Resources Committee has the responsibility of making recommendations and providing assistance to the Board of Directors on compensation and benefit programs for the Company's employee and non-employee directors, officers and employees.

Compensation Philosophy

        The Committee adheres to several guiding principles in carrying out its responsibilities:

        Total compensation should reward individual, team and corporate performance and provide incentive for enhancement of shareholder value. Variable pay awards (short- and long-term) will correlate closely (up and down) with business and individual performance.

        Our total reward package encompasses base and variable pay, equity programs, benefits and personal growth. The Company provides a base salary that will maintain its competitive market position. The Company offers an annual incentive opportunity that aligns corporate growth objectives and performance with individual achievements. Performance measurement reflects calculated achievement levels and fact-based judgment. The relative emphasis of each are set by local management.

        At more senior levels of leadership, measures reflect broader results and a focus on longer-term performance. Over time, top performers at all levels of the organization should receive median salaries and above median variable pay awards.

        Along with our culture and other management systems, equity rewards will help us drive value- added performance for the Company, business units, and individuals. Equity will be used to align employees and our shareholders and will be focused on those individuals with the greatest ability to impact results.

        The Committee considers several factors when determining compensation for executive officers:

Overall Company Performance

        In addition to their current knowledge of Company operations through participation at regular Board meetings, the Committee specifically looks at annual and long term sales, earnings, and cash flow per share growth; debt reduction goals; market share gains; progress toward long-term objectives; and various qualitative factors relating to Company performance. There is no set weighting of these variables as applied to individual executive positions. Each year, management sets specific performance targets for the Company and certain business units for each of the categories set forth above. In addition, certain business units have specific targets in addition to overall Company performance which are a factor in rating the performance of the executive officers and other management personnel responsible for those units. These targets generally provide ranges below which no bonus compensation will be paid, and ranges for which incentive compensation will be paid, but which will vary depending on the level of performance within those ranges. The committee reviews the performance targets annually, makes recommendations, and determines whether to approve management's targets and recommended salary and bonus levels.

Individual Performance

        The Committee considers, in addition to business results, the executive's achievement of various other managerial objectives and personal development goals.

Competitive Compensation

        Management benchmarks executives against companies with similar revenues, as well as against companies in similar industries.

Salary

        The Company does not have an employment agreement with Mr. Peter Coors, Mr. Leo Kiely or any of its other executive officers, except for certain arrangements in the event of a change of control of the Company. In setting base salaries the Committee generally considers the overall financial performance of the Company as well as external and internal pay equity. Actual salary determination is subjective. We believe Mr. Kiely's compensation is conservative relative to the market for CEOs in the comparable group of companies.

        Salaries for other executive officers were targeted at market level in line with our overall compensation philosophy.

Bonus

        The Company pays incentive (bonus) compensation to all of its officers and most employees, except certain employees under collective bargaining agreements, in accordance with prescribed plans. The plans are reviewed and approved by the Committee annually. These Plans authorize payment of cash bonuses to participants based on a pre-established range of Company or business unit performance goals for designated performance periods. The incentive amount is calculated based on a percentage of the participant's salary, depending on grade level and position, and is divided into individual and company-based components. Mr. Kiely's bonus is based solely on Company pre-tax earnings performance. Bonuses for higher ranked employees are weighted more in favor of Company performance and less individual performance. In addition, performance in some cases may include targets not totally within the control of the participant in order to incorporate cross-functional goals.

        In February 2003, the Committee certified the 2002 results against established performance goals and approved individual bonuses for all executive officers and employees who participate in the incentive plans.

Long-Term Incentives

        Stock option and restricted share awards are the Company's current long-term incentives. Stock option awards are made to approximately 565 middle and upper level managers, including Mr. Kiely and the other executive officers. The number of options granted is a fixed number based on job level and market total compensation. Options normally vest over three years, one-third on each anniversary date of the grant.

        In 2002, the Committee granted Mr. Kiely options for 120,000 shares under the 1990 Equity Incentive Stock Plan.

Policy on Deductibility of Compensation Expenses

        The Company is not allowed a deduction for certain compensation paid to certain executive officers in excess of $1 million, except to the extent such excess constitutes performance-based compensation. The Committee considers its primary goal is to design compensation strategies that further the best interests of the Company and its shareholders. To the extent they are not inconsistent with that goal, the Committee will attempt where practical to use compensation policies and programs that preserve the deductibility of compensation expenses.

Submitted by the Compensation And Human Resources Committee:
Albert C. Yates, Chairman
Franklin W. Hobbs
Wayne R. Sanders

VIII. Audit Committee Report

        The Audit Committee of our Board of Directors is composed of a minimum of three directors who are independent as required by the listings standards of the New York Stock Exchange. The Committee operates under a written charter which is reviewed annually and adopted by the committee. The Audit Committee's primary duties and responsibilities are to:

  •
  monitor the integrity of our financial reporting process, the system of internal controls and significant legal matters and ethics;

  •
  review and appraise the independence and performance of our internal auditors and independent accountants; and

  •
  provide an open avenue of communication for the independent accountants, financial and senior management, internal auditors and the board of directors.

        The Committee held eleven meetings during the fiscal year ended December 29, 2002. Discussions were held with management and the independent auditors. Management represented to the committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with our management and the independent auditors. The Committee has discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees, as amended.

        The Audit Committee has ultimate authority and responsibility to select, evaluate, and when appropriate, replace the Company's independent auditor. The Committee has discussed with the independent auditors the auditors' independence, including the matters in the written disclosures and the letter we received from the auditors, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The fees billed by independent auditors for non-audit services were approved by the Audit Committee and were also considered in the discussions of independence.

        The Audit Committee also discussed with the Company's senior management and independent auditors the process used for certifications by the Chief Executive Officer and Chief Financial Officer for certain of the Company's filings with the Securities and Exchange Commission. Following the Committee's reviews and discussions with management and the independent auditor, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 29, 2002.

Submitted by the Audit Committee:
Pamela H. Patsley (Chair)
Wayne R. Sanders
Franklin W. Hobbs

IX. Independent Public Accountants' Fees

Audit Fees

        Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of our consolidated financial statements for fiscal year 2002 and the quarterly reviews of our financial statements included in Forms 10-Q were $813,000.

Financial Information Systems Design and Implementation Fees

        PricewaterhouseCoopers LLP rendered no professional services to us in connection with the design and implementation of financial information systems in fiscal year 2002.

All Other Fees

        Total other professional fees of $1,072,700 were billed for fiscal year 2002. These were primarily for: (1) income tax compliance and related tax services of $61,200; (2) audit related fees of $733,800, primarily related to the acquisition of CBL and related filings and (3) other related fees of $277,700 for other special project assistance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)(b) Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of February 28, 2003, as to the beneficial ownership of Class A stock and Class B stock by beneficial owners of more than 5% of our Class A stock and Class B stock, each director, our named executive officers and by all directors and executive officers as a group. Unless otherwise indicated, the person or persons named have sole voting and investment power and that person's address is c/o Adolph Coors Company, 311 10th Street, P.O. Box 4030, Golden, Colorado 80401. Shares of common stock subject to options currently exercisable or exercisable within 60 days following the date of the tables are deemed outstanding for computing the share ownership and percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

Name of beneficial owner	Number of Class A shares		Percent of class(1)	Number of Class B shares		Percent of class(1)
Adolph Coors, Jr. Trust, William K. Coors, Jeffrey H. Coors, Peter H. Coors, J. Bradford Coors and Melissa E. Coors, trustees	1,260,000	(2)	100%	1,470,000	(2)	4.2%
Keystone Financing LLC	0		0.0%	9,252,994	(3)	26.4%
Peter H. Coors	0	(4)	0.0%	574,446	(4)	1.6%
William K. Coors	0	(5)	0.0%	320,807	(5)	*
W. Leo Kiely III	0		0.0%	422,176	(6)	1.2%
Charles M. Herington	0		0.0%	220		*
Franklin W. Hobbs	0		0.0%	1,278	(7)	*
Pamela H. Patsley	0		0.0%	3,372	(7)	*
Wayne R. Sanders	0		0.0%	7,106	(7)	*
Albert C. Yates	0		0.0%	2,345	(7)	*
Ronald G. Askew	0		0.0%	23,332	(8)	*
Carl L. Barnhill	0		0.0%	120,697	(9)	*
Peter M.R. Kendall	0		0.0%	91,703	(10)	*
Timothy V. Wolf	0		0.0%	106,666	(11)	*
All directors and executive officers as a group, including persons named above (18 persons)	0		0.0%	1,876,832		5.1%

*
Less than 1%

(1)
Except as set forth above and based solely upon reports of beneficial ownership required filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities and Exchange Act of 1934, we do not believe that any other person beneficially owned, as of February 28, 2003 greater than 5% of our outstanding Class A stock or Class B stock.

(2)
William K. Coors and Peter H. Coors disclaim beneficial ownership of the shares held by the Adolph Coors, Jr. Trust.

(3)
Keystone Financing LLC ("Keystone") is a limited liability company whose members consist of various Coors family trusts and family members, including the Adolph Coors, Jr. Trust. Keystone is a manager-managed company, of which William Coors and Jeffrey Coors are the sole managers.

(4)
This number does not include 1,260,000 shares of Class A common stock or 1,470,000 shares of Class B common stock owned by the Adolph Coors, Jr. Trust, as to all of which Peter H. Coors disclaims beneficial ownership. This number does not include an additional aggregate of 487,100 shares held by a number of other trusts that hold the shares for the benefit of certain Coors family members, as to all of which Peter H. Coors disclaims beneficial ownership. Peter H. Coors is a trustee or beneficiary of certain of these trusts. The Commission does not require disclosure of these shares. This number does include 5,680 shares held in the names of Peter H. Coors' wife and some of his children, as to which he disclaims beneficial ownership. This number includes options to purchase 430,128 shares of Class B common stock exercisable within 60 days. If Peter H. Coors were to be attributed beneficial ownership of the shares held by these trusts, he would beneficially own 100% of the Class A common stock and 2,531,546 shares of the Class B common stock, or 7.2%.

(5)
This number does not include 1,260,000 shares of Class A common stock or 1,470,000 shares of Class B common stock owned by the Adolph Coors, Jr. Trust, or 9,252,994 shares of Class B common stock owned by Keystone Financing LLC as to all of which William K. Coors disclaims beneficial ownership. It does not include an aggregate of 487,100 shares of Class B common stock owned by a number of other trusts that hold the shares for the benefit of certain Coors family members, as to all of which William K. Coors disclaims beneficial ownership. William K. Coors is a trustee or beneficiary of certain of these trusts. The Commission does not require disclosure of these shares. If William K. Coors were to be attributed beneficial ownership of the shares held by these trusts, he would beneficially own 100% of the Class A common stock and 11,530,901 shares of the Class B common stock or 32.9%.

(6)
This number included options currently exercisable or exercisable within 60 days to purchase 409,208 shares of class B common stock.

(7)
This number includes options exercisable within 60 days to purchase 1,000 shares of Class B common stock. These options were issued under our 1991 Equity Compensation Plan for Non-Employee directors. Vesting in the options occurs at the end of the one-year term for outside directors.

(8)
This number includes currently exercisable options to purchase 13,334 shares of Class B common stock.

(9)
This number includes currently exercisable options to purchase 115,821 shares of Class B common stock.

(10)
This number includes options to purchase 91,664 shares of Class B common stock currently exercisable or exercisable within 60 days.

(11)
This number includes options to purchase 104,226 shares of Class B common stock currently exercisable or exercisable within 60 days.

(c)  Changes in Control

        There are no arrangements that would later result in a change of our control.

Item 13. Certain Relationships and Related Transactions

(a)
Transactions with Management and Others

        None.

(b)
Certain Business Relationships

        We purchase a large portion of our paperboard requirements from a subsidiary of Graphics Packaging International Corporation (GPIC). Our previous supply agreement expired on December 31, 2002 and was extended to March 31, 2003. As of the date of this filing, we had reached an agreement with GPIC regarding the terms of a new contract, and the contract was being circulated for signatures.

William K. Coors is a trustee of family trusts that collectively own all of our Class A voting common stock, approximately 30% of our Class B common stock, approximately 39% of GPIC's common stock and 100% of GPIC's series B preferred stock which is currently convertible into 48,484,848 shares of GPIC's common stock. If converted, the trusts would own approximately 63% of GPIC's common stock. Peter H. Coors is also a trustee of some of these trusts.

        Our purchases under the packaging agreement in 2002 totaled $111 million. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $0.8 million, $0.5 million and $1.3 million in 2002, 2001 and 2000, respectively.

        We are also a limited partner in a real estate development partnership in which a subsidiary of GPIC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. In 2002, we received $0.5 million in distributions from this partnership.

(c)
Indebtedness of Management

        No member of management or another with a direct or indirect interest in us was indebted to us in excess of $60,000 in 2002.

Item 14. Controls and Procedures

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

        Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation, with the assistance and participation of management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements: See index of financial statements in Item 8.

(2)
Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of Adolph Coors Company:

        Our audits of the consolidated financial statements referred to in our report dated February 6, 2003, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
February 6, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
ADOLPH COORS COMPANY AND SUBSIDIARIES

	Balance at beginning of year	Acquired with CBL	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
Allowance for doubtful accounts—Trade accounts receivable
Year ended:
December 29, 2002	$91	$19,407	$2,256	$(7,420)	$14,334
December 30, 2001	139	—	119	(167)	91
December 31, 2000	55	—	84	—	139
Allowance for doubtful accounts—Trade loans
Year ended:
December 29, 2002	$—	$6,582	$—	$—	$6,582
Allowance for freight claims
Year ended:
December 29, 2002	$111	$—	$—	$—	$111
December 30, 2001	104	—	50	(43)	111
December 31, 2000	133	—	—	(29)	104
Allowance for obsolete inventories and supplies
Year ended:
December 29, 2002	$4,370	$8,462	$5,424	$(4,155)	$14,101
December 30, 2001	3,614	—	3,361	(2,605)	4,370
December 31, 2000	3,170	—	2,664	(2,220)	3,614
Allowance for doubtful accounts—Long term trade loans
Year ended:
December 29, 2002	$—	$17,794	$—	$—	$17,794

(1)
Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(3)
Exhibits:

        Exhibit 2.1—Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew U.K. Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002. (Incorporated by reference to Exhibit 2.1 to Form 8-K/A filed April 18, 2002).

        Exhibit 3.1—Amended and restated Articles of Incorporation of Adolph Coors Company effective May 17, 2001. (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 30, 2001)

        Exhibit 3.2—By-laws, as amended and restated May 10, 2000. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-3, SEC file No. 333-48194 filed October 27, 2000)

        Exhibit 4.1—Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002)

        Exhibit 4.2—First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee. (Incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002)

        Exhibit 10.1*—2001 amendment to Adolph Coors Company 1990 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 2000)

        Exhibit 10.2—Form of CBC Distributorship Agreement. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996)

        Exhibit 10.3—Adolph Coors Company Equity Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 27, 1998)

        Exhibit 10.4—Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (Incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the commission on October 6, 1992, as amended)

        Exhibit 10.5*—Adolph Coors Company Stock Unit Plan. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998)

        Exhibit 10.6*—2001 amendment to Adolph Coors Company Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2000)

        Exhibit 10.7*—CBC 2002 Coors Incentive Plan (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 30, 2001.)

        Exhibit 10.8—Adolph Coors Company Water Augmentation Plan. (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989)

        Exhibit 10.9—Second Amendment to Supply Agreement between CBC and Graphic Packaging International Corporation dated December 31, 2002 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed December 31, 2002.)

        Exhibit 10.10—Amended form of change-in-control agreements for Chairman and for Chief Executive Officer.

        Exhibit 10.11—Amended form of change-in-control agreements for other officers

        Exhibit 10.12—Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2001).

        Exhibit 10.13—Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001 (incorporated by reference to Exhibit 10.13 to Form 8-K/A filed April 18, 2002).

        Exhibit 10.14—Agreement between CBC and EDS Information Services, LLC effective August 1, 2001 (incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 30, 2001).

        Exhibit 10.15—Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Alex. Brown Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 30, 2001).

        Exhibit 10.16—Bridge Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 30, 2001).

        Exhibit 10.17—Adolph Coors Company Deferred Compensation Plan amended and restated effective January 1, 2002.

        Exhibit 10.18—Amended Adolph Coors Equity Incentive Plan for Non-Employee Directors.

        Exhibit 10.19—Purchase and Sale Agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2002 filed by Graphic Packaging International Corporation).

        Exhibit 21—Subsidiaries of the Registrant.

        Exhibit 23—Consent of Independent Accountants.

        Exhibit 99.1—Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Represents a management contract.

(b)
Reports on Form 8-K

        A current report on Form 8-K dated December 31, 2002 was filed to announce an extension of our packaging supply agreement with Graphic Packaging Corporation to accommodate negotiations for a new agreement.

(c)
Other Exhibits

        None.

(d)
Other Financial Statement Schedules

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOLPH COORS COMPANY
By:	/s/ PETER H. COORS Peter H. Coors Chairman and Director
By:	/s/ W. LEO KIELY W. Leo Kiely Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ TIMOTHY V. WOLF Timothy V. Wolf Vice President and Chief Financial Officer (Principal Financial Officer)
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By:	William K. Coors Director	By:	/s/ CHARLES M. HERINGTON Charles M. Herington Director
By:	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs Director	By:	/s/ PAMELA H. PATSLEY Pamela H. Patsley Director
By:	/s/ WAYNE R. SANDERS Wayne R. Sanders Director	By:	/s/ ALBERT C. YATES Albert C. Yates Director
March 26, 2003

SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, W. Leo Kiely III, certify that:

1.
I have reviewed this annual report on Form 10-K of Adolph Coors Company.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. LEO KIELY III W. Leo Kiely III Chief Executive Officer March 26, 2003

SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Timothy V. Wolf, certify that:

1.
I have reviewed this annual report on Form 10-K of Adolph Coors Company.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY V. WOLF Timothy V. Wolf Chief Financial Officer March 26, 2003