Form 10-Q
period 2003-03-30
COORS ADOLPH CO
filed 2003-05-13
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 2003:

Class A Common Stock—1,260,000 shares
Class B Common Stock—35,081,853 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Sales (Footnote 13)	$1,100,855	$944,256
Beer excise taxes	(272,714)	(198,434)

Net sales	828,141	745,822
Cost of goods sold (Footnote 13)	(559,474)	(482,344)

Gross profit	268,667	263,478
Marketing, general and administrative expenses	(254,310)	(215,414)
Special charges	—	(2,876)

Operating income	14,357	45,188
Interest income	4,659	4,261
Interest expense	(21,140)	(9,410)
Other income, net (Footnote 13)	3,384	4,927

Income before income taxes	1,260	44,966
Income tax expense	(454)	(17,763)

Net income	$806	$27,203

Net income per common share—basic	$0.02	$0.76

Net income per common share—diluted	$0.02	$0.75

Weighted average shares—basic	36,317	35,973

Weighted average shares—diluted	36,558	36,270

Cash dividends declared and paid per share	$0.205	$0.205

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	March 30, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,035	$59,167
Accounts receivable, net	487,269	641,692
Other receivables, net	95,391	63,734
Inventories, net:
Finished	72,254	86,372
In process	35,196	31,850
Raw materials	57,585	56,239
Packaging materials	9,943	10,210

Total Inventories, net:	174,978	184,671
Deferred tax asset	26,072	20,976
Other current assets	78,784	83,656

Total current assets	871,529	1,053,896
Properties, net	1,371,167	1,380,239
Goodwill (Footnote 5)	712,477	727,069
Other intangibles, net (Footnote 5)	514,823	529,076
Investments in joint ventures (Footnote 13)	188,214	191,184
Long-term deferred tax asset	233,907	206,400
Other non-current assets	201,859	209,547

Total assets	$4,093,976	$4,297,411

(Continued)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	March 30, 2003	December 29, 2002
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$250,612	$334,647
Accrued salaries and vacations	51,624	79,001
Taxes, other than income	124,791	178,044
Accrued expenses and other liabilities	379,386	412,150
Current portion of long-term debt (Footnote 10)	155,507	144,049

Total current liabilities	961,920	1,147,891
Long-term debt (Footnote 10)	1,356,209	1,383,392
Deferred tax liability	160,336	156,437
Other long-term liabilities	616,577	627,840

Total liabilities	3,095,042	3,315,560

Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, None issued)	—	—
Class A common stock, voting, no par value (1,260,000 shares authorized, issued and outstanding)	1,260	1,260
Class B common stock, non-voting, no par value, $0.24 stated value (200,000,000 shares authorized, 35,081,853 and 35,080,603 issued and outstanding, respectively)	8,352	8,352

Total capital stock	9,612	9,612
Paid-in capital	19,803	19,731
Unvested restricted stock	(962)	(1,009)
Retained earnings	1,080,321	1,086,965
Accumulated other comprehensive loss	(109,840)	(133,448)

Total shareholders' equity	998,934	981,851

Total liabilities and shareholders' equity	$4,093,976	$4,297,411

(Concluded)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$806	$27,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings from joint ventures	(10,985)	(9,691)
Distributions from joint ventures	12,660	10,660
Depreciation, depletion and amortization	57,331	44,710
Gains on sales of securities	—	(4,003)
Gains on sale of properties and intangibles	(3,311)	—
Deferred income taxes	13,302	3,196
Change in operating assets and liabilities	(32,183)	(99,334)

Net cash provided by (used in) operating activities	37,620	(27,259)

Cash flows from investing activities:
Sales and maturities of investments	—	232,758
Capital expenditures	(55,771)	(37,501)
Additions to intangible assets	—	(7,480)
Proceeds from sales of properties	1,670	—
Acquisition of Coors Brewers Limited, net of cash acquired	—	(1,587,300)
Investment in Molson USA, LLC	(2,745)	—
Other	(640)	2,052

Net cash used in investing activities	(57,486)	(1,397,471)

Cash flows from financing activities:
Issuances of stock under stock plans	—	3,346
Dividends paid	(7,450)	(7,374)
Proceeds from issuance of debt	—	1,553,000
Proceeds from short-term borrowings	294,345	—
Payments on debt and capital lease obligations	(305,725)	(5,000)
Change in overdraft balances	(11,028)	(14,058)

Net cash (used in) provided by financing activities	(29,858)	1,529,914

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(49,724)	105,184
Effect of exchange rate changes on cash and cash equivalents	(408)	(4,915)
Balance at beginning of year	59,167	77,133

Balance at end of quarter	$9,035	$177,402

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003

1. BUSINESS

        Since our founding in 1873, we have been committed to producing the highest-quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles, and price preferences. Our beverages are sold predominately throughout the United States (U.S.), the United Kingdom (U.K.), and in select international markets.

        We are the third-largest producer of beer in the United States based on volume and revenues. Since our acquisition of Coors Brewers Limited (CBL) on February 2, 2002, we are the eighth-largest brewer in the world based on volume. CBL is the United Kingdom's second-largest beer company based on total beer volume.

        Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and CBL; and our other corporate entities.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements

        In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the thirteen weeks ended March 30, 2003, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The results of the CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

        The year-end condensed balance sheet data was derived from audited financial statements.

Reclassifications

        Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentation.

Revenue recognition

        In accordance with Staff Accounting Bulletin No. 101, revenue is recognized when product is shipped and the risk of loss is transferred to unrelated customers, which are principally independent retailers in the United Kingdom and independent distributors or wholesalers in the United States. In the United Kingdom, excise taxes are included in the purchase price from the vendor on beverages purchased from third parties for resale (factored brands business) and are included in Cost of goods sold when ultimately sold. We pass those costs onto our customers and include the related amounts in Net sales. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of Sales. Sales of products are for cash or credit terms based on a customer's credit worthiness. Outside of unusual circumstances, if product is retrieved, it is generally for failure to meet our quality standards, not caused by distributor actions. Products that do not meet our high quality standards are retrieved and destroyed and related amounts are recognized as a reduction in Sales. We do not have standard terms that permit return of product. We estimate the costs for product retrievals and record those costs in Cost of goods sold in the Consolidated Statements of Income each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

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

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB No. 25). Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands, except per share data)
Net income, as reported	$806	$27,203
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,364)	(2,637)

Pro forma net (loss) income	$(558)	$24,566

Earnings (loss) per share:
Basic—as reported	$0.02	$0.76
Basic—pro forma	$(0.02)	$0.68
Diluted—as reported	$0.02	$0.75
Diluted—pro forma	$(0.02)	$0.68

Statement of cash flows data

        The following presents our supplemental cash flow information:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Cash paid for interest	$8,304	$8,008
Cash paid for income taxes	$5,295	$2,432
Issuance of restricted and common stock, net of forfeitures	$70	$225
Exercise of stock options	$—	$260

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143) which is applicable to financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted this standard effective December 30, 2002, the beginning of our 2003 fiscal year, with no material impact to our financial statements.

        In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, which is effective for guarantees issued after December 31, 2002. FIN No. 45 requires the recording of the fair value of the guarantee as a liability, with the offsetting entry recorded based on the circumstances in which the guarantee is issued. FIN No. 45 had no impact on our historical results, as existing guarantees are not subject to the measurement provisions of FIN No. 45. We applied the initial recognition and measurement provisions prospectively for all guarantees issued after December 31, 2002. The impact on our first quarter financial statements was immaterial. We had no significant warranties requiring disclosure as of March 30, 2003 (see Item 2, Management Discussion and Analysis, Contractual Obligations and Commercial Commitments).

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN No. 46 must be applied to variable interests in variable interest entities created before February 1, 2003, beginning in the first interim period beginning after June 15, 2003. After initial measurement of all enterprises that we have a relationship with for status as a variable interest entity, a further assessment must be made to determine if we are the primary beneficiary. A primary beneficiary absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. A primary beneficiary relationship requires consolidation treatment. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003.

        We are still assessing our relationships with variable interest entities to determine if the adoption of FIN No. 46 will require consolidation of certain previously unconsolidated entities because we are deemed the primary beneficiary. The adoption of FIN No. 46 has resulted in additional disclosure about our joint venture relationships currently accounted for under the equity method of accounting (see Footnote 13, Investments).

3. COORS BREWERS LIMITED ACQUISITION

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A., for a total purchase price of 1.2 billion British pound sterling (GBP) (approximately $1.7 billion at then-prevailing exchange rates), plus associated fees and expenses. The acquisition supported our key strategic goal of growing our beer business internationally to broaden our geographic platform; diversify revenues, profits and cash flows, and increase our brand portfolio, which we believe will significantly enhance our competitive position in the worldwide beer industry.

        One of the largest factors that contributed to a purchase price that resulted in the recognition of goodwill was the existence of financial and operating synergies. In addition to these synergies, there were a number of other factors, including the existence of a strong management team, a proven track record of introducing and marketing successful brands, an efficient sales and distribution system, complementary products and a good sales force (see Footnote 5, Goodwill and Other Intangibles, for further discussion of goodwill).

        The business, renamed CBL, includes the majority of the assets that previously made up Bass Brewers, including the Carling®, Worthington® and Caffrey's® beer brands; the U.K. and Republic of Ireland distribution rights to Grolsch® (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. In addition, CBL wholesales other companies' beers, wines, liquors, ciders, soft drinks and other products. Since CBL purchases and resells these products, they are included in both Net sales and Cost of goods sold but are not included in reported sales volumes.

        As noted in Footnote 2, Significant Accounting Policies, the results of CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

        The following table shows the proforma results of our consolidated operations for the thirteen weeks ended March 31, 2002, as if the business combination had occurred at the beginning of that fiscal year, as well as comparative actual consolidated results for the thirteen weeks ended March 30, 2003, when we owned CBL for the whole period. The 2002 pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of that year and are not intended to be indicative of future results of operations:

	Thirteen Weeks Ended
	March 30, 2003 (actual)	March 31, 2002 (proforma)
	(In thousands, except per share data) (Unaudited)
Net sales	$828,141	$827,093
Pretax income	$1,260	$23,199
Net income	$806	$14,002
Net income per common share:
Basic	$0.02	$0.39
Diluted	$0.02	$0.39

4. BUSINESS SEGMENTS

        Our segment information is presented in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in interim and annual financial statements. In accordance with this standard, we categorize our operations into three segments: the Americas, Europe and Corporate. These segments are managed and reviewed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products.

        The Americas segment primarily consists of our production, marketing, and sales of the Coors family of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also include a small amount of primarily U.S. sourced products that are exported and sold outside of the United States and its possessions, exclusive of Europe.

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and the Republic of Ireland, and our joint venture arrangement with Exel Logistics for the physical distribution of products throughout Great Britain (Tradeteam).

        The Corporate segment currently includes interest and certain other corporate costs that are not attributable to either the Americas or Europe operating segments. Beginning in 2003, we began allocating certain general and administrative expenses to the Corporate segment. Prior year segment amounts have been restated to conform to the new presentation. The large majority of corporate costs relate to worldwide finance and administrative functions such as legal, human resources, insurance, and risk management.

        No single customer accounted for more than 10% of our sales.

        Summarized financial information concerning our reportable segments is shown in the following table:

THIRTEEN WEEKS ENDED MARCH 30, 2003

	Americas	Europe	Corporate	Total
	(In thousands)
Sales	$615,525	$485,330	$—	$1,100,855
Beer excise taxes	(88,769)	(183,945)	—	(272,714)

Net sales	526,756	301,385	—	828,141
Cost of goods sold	(337,590)	(221,884)	—	(559,474)
Marketing, general and administrative	(165,139)	(83,945)	(5,226)	(254,310)

Operating income (loss)	24,027	(4,444)	(5,226)	14,357
Interest income	—	4,365	294	4,659
Interest expense	—	—	(21,140)	(21,140)
Other income (expense), net	2,662	805	(83)	3,384

Income (loss) before income taxes	$26,689	$726	$(26,155)	$1,260

Other financial data:
Depreciation, depletion and amortization	$31,928	$25,403	$—	$57,331
Capital expenditures and additions to intangibles	$18,537	$37,234	$—	$55,771

THIRTEEN WEEKS ENDED MARCH 31, 2002

	Americas	Europe	Corporate	Total
	(In thousands)
Sales	$636,969	$307,287	$—	$944,256
Beer excise taxes	(91,993)	(106,441)	—	(198,434)

Net sales	544,976	200,846	—	745,822
Cost of goods sold	(343,332)	(139,012)	—	(482,344)
Marketing, general and administrative	(157,777)	(53,053)	(4,584)	(215,414)
Special charges	(804)	—	(2,072)	(2,876)

Operating income (loss)	43,063	8,781	(6,656)	45,188
Interest income	—	2,420	1,841	4,261
Interest expense	—	—	(9,410)	(9,410)
Other (expense) income, net	(149)	1,878	3,198	4,927

Income (loss) before income taxes	$42,914	$13,079	$(11,027)	$44,966

Other financial data:
Depreciation, depletion and amortization	$30,876	$13,834	$—	$44,710
Capital expenditures and additions to intangibles	$37,328	$7,653	$—	$44,981

	Americas	Europe	Corporate	Total
	(In thousands)
Balance sheet data:
As of March 30, 2003
Total assets	$1,568,965	$2,525,011	—	$4,093,976
Investments in joint ventures	$96,756	$91,458	—	$188,214
As of December 29, 2002
Total assets	$1,539,973	$2,757,438	—	$4,297,411
Investments in joint ventures	$94,417	$96,767	—	$191,184

The following tables represent net sales and long-lived assets by geographic segment:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$511,892	$531,919
United Kingdom	301,385	200,846
Other foreign countries	14,864	13,057

Net sales	$828,141	$745,822

	As of
	March 30, 2003	December 29, 2002
	(In thousands)
Net long-lived assets(2):
United States and its territories	$1,057,561	$1,074,579
United Kingdom	1,540,666	1,561,555
Other foreign countries	240	250

Net long-lived assets	$2,598,467	$2,636,384

(1)
Net sales attributed to geographic areas are based on the location of the customer.

(2)
Long-lived assets include tangible and intangible assets.

5. GOODWILL AND OTHER INTANGIBLES

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

        We adopted the provisions of SFAS No. 142 effective the beginning of fiscal year 2002. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets considered to have indefinite lives totaling $76.3 million. Additionally, we have $17.4 million of intangible assets considered to have indefinite lives that were previously not amortized.

        SFAS No. 142 stipulates that we are required to perform impairment tests on at least an annual basis and more frequently in certain circumstances. We identified no goodwill or indefinite-lived intangibles that are impaired under the guidelines of SFAS No. 142 as a result of our most recent evaluation performed during the third quarter of the 2002 fiscal year. Furthermore, while we did not perform our annual impairment testing during the first quarter, we are not aware of any event that occurred during the first quarter which would have caused goodwill or indefinite-lived intangible assets to become impaired.

        The following tables present details of our intangible assets as of March 30, 2003:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In millions)
Intangible assets subject to amortization:
Brands	3–20	$84.8	$(12.8)	$72.0
Distribution rights	2–10	31.4	(5.4)	26.0
Patents and technology and distribution channels	3–10	29.2	(5.3)	23.9
Other	5–34	17.1	(6.6)	10.5
Intangible assets not subject to amortization:
Brands	Indefinite	315.5	—	315.5
Pension	N/A	42.3	—	42.3
Other	Indefinite	24.6	—	24.6

Total			$30.1	$514.8

        Based on average foreign exchange rates for the thirteen weeks ended March 30, 2003, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2003 (remaining)	$14.8
2004	$18.0
2005	$12.5
2006	$12.0
2007	$8.0

        Amortization expense of intangible assets was $5.0 million and $3.5 million for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively.

        Upon the acquisition of CBL on February 2, 2002, we recorded $637 million of goodwill. The total goodwill was determined using the residual method under SFAS No. 141. This goodwill was allocated between our Europe and Americas segments based on which segment would benefit from certain synergies created by the acquisition. A portion of the acquired goodwill was attributable to operating and financial synergies resulting from the combination. The financial synergy goodwill was calculated by comparing the risk premiums expected by investors associated with the CBC business with and without the CBL acquisition. This synergy was then associated with the segments based on an analysis of the Europe segment with and without the weighted average cost of capital differential as well as the two segments' relative earnings contributions. Operating synergies were allocated to reporting segments based on where the savings were expected to occur. Application of this methodology resulted in the following allocations:

	As of February 2, 2002
	Europe	Americas	Total
	(In millions)
Goodwill	$445	$—	$445
Financial synergies	47	75	122
Operational synergies	30	40	70

Total Goodwill	$522	$115	$637

        As of March 30, 2003, goodwill was allocated between our reportable segments as follows:

Segment	Balance at March 30, 2003
(In millions)
Americas	$122.1
Europe	590.4

Total	$712.5

        Changes in our Europe goodwill balance from February 2, 2002, and from our fiscal year end, to March 30, 2003, were the result of GBP foreign currency exchange rate fluctuation.

6. RESTRUCTURING

        During 2002, we incurred restructuring charges related to restructuring initiatives in our Golden Brewery business in an effort to consolidate and lower our future overhead costs. In addition, we incurred other charges related to the closing of our Cape Hill brewery and Alloa malting facility in the United Kingdom. The following summarizes the activity during the first quarter of 2003 related to these restructurings.

Golden Brewery

        The 2002 charge consisted primarily of employee severance costs and was accounted for under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF No. 94-3), because the charge was initiated prior to our adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FASB No. 146). Payouts on this accrual are expected to be completed by the end of the 2003 fiscal year. As of March 30, 2003, 78 employees had been terminated and an estimated 52 more will be terminated over the course of the year. The following table illustrates the changes in the liability balance since December 29, 2002:

Amount
(In thousands)
Beginning balance at December 29, 2002	$6,983
Adjustments	142
Cash payments	(3,346)

Ending balance at March 30, 2003	$3,779

        The adjustments made during the first quarter consist primarily of differences between the initial accrual estimate and the actual amount paid out.

Cape Hill and Alloa

        In March 2002, we announced plans to close our Cape Hill brewery and the Alloa malting facility. The majority of production at the Cape Hill brewery related to brands that were retained by Interbrew. The production at the Alloa malting facility has been moved to other existing malting facilities. The alternative use value for these sites, and the associated estimated exit costs were reflected in the purchase price of CBL. Our restructuring reserve consists of charges related to employee severance and site closure costs.

        The following table illustrates the changes in the liability balance since our last fiscal year end:

Amount
(In thousands)
Balance at December 29, 2002	$8,964
Site closure costs	(677)
Cash payments	(869)

Balance at March 30, 2003	$7,418

        Cash payments consist of severance and other employee benefits related to the closure and are expected to be completed in mid-2003. Adjustments due to site closure costs are differences between estimated costs to close and actual amounts to close.

7. OTHER COMPREHENSIVE INCOME

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net income	$806	$27,203

Other comprehensive income:
Foreign currency translation adjustments	30,732	117
Unrealized loss on available-for-sale securities and derivative instruments, net of tax	(8,618)	(1,293)
Reclassification adjustment—available-for-sale securities and derivative instruments, net of tax	1,494	533

Comprehensive income	$24,414	$26,560

8. EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share were arrived at using the calculations outlined below:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net income available to common shareholders	$806	$27,203

Weighted average shares for basic EPS	36,317	35,973
Effect of dilutive securities:
Stock options granted to employees	219	276
Restricted shares for basic EPS	22	21

Weighted average shares for diluted EPS	36,558	36,270

Basic EPS	$0.02	$0.76

Diluted EPS	$0.02	$0.75

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive securities were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares.

9. CONTINGENCIES

Environmental

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver) and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then outstanding litigation. Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs in excess of that amount.

        On an annual basis, Waste Management provides us with cost estimates through 2032. We review these estimates in conjunction with a third party expert and assess our expected liability. Based on the assumptions we were provided, we estimate that the present value and gross amount of the discounted costs were approximately $1 million and $5 million, respectively, as of December 29, 2002, our last fiscal year end. No significant changes in this estimate have occurred since December 29, 2002.

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

        While we cannot predict our eventual aggregate cost for our environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our consolidated operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Disputes

        In February 2003, an arbitration panel found in favor of CBC in a contract interpretation issue between CBC and one of its wholesalers. The revenues that were the subject of the arbitration were generated by sales during 2002 and totaled approximately $4.2 million. This revenue was recorded in Net sales during the first quarter.

        We are involved in certain disputes and legal actions arising in the ordinary course of our business aside from the environmental issues discussed above. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations, or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

10. DEBT

        Our total long-term borrowings as of March 30, 2003, and December 29, 2002, were composed of the following:

	As of
	March 30, 2003	December 29, 2002
	(In thousands)
Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes due 2012	846,881	846,795
Senior Credit Facility:
USD amortizing term loan	168,000	168,000
GBP amortizing term loan	358,872	365,689
Lines of credit and other	117,963	126,957

Total debt	1,511,716	1,527,441
Less current portion of long-term debt	(155,507)	(144,049)

Total long-term debt	$1,356,209	$1,383,392

        The aggregate principal debt maturities of long-term debt for the next five fiscal years and thereafter are as follows:

Amount
(In thousands)
2003	$—
2004	71,031
2005	172,172
2006	191,031
2007	63,448
Thereafter	858,527

Total long-term debt, excluding current maturities	$1,356,209

Senior Private Placement Notes

        At March 30, 2003, we had $20 million in unsecured Senior notes at a fixed interest rate of 6.95% per annum. Interest on the notes is due semi-annually in January and July. At March 30, 2003, $20 million was classified as long-term debt, as this balance is due in July 2005. Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales, and certain other types of business activities in which we can engage. We were in compliance with these requirements at March 30, 2003.

6 3/8% Senior Notes due 2012

        On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) which allow us to retire the notes at whole or any time at a redemption price. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were originally issued as part of our financing for the acquisition of CBL. The notes were issued with registration rights and are guaranteed by Adolph Coors Company and certain domestic subsidiaries.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the Securities and Exchange Commission. The exchange of all the notes was completed on September 16, 2002.

        Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured debt above certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of March 30, 2003, we were in compliance with all of these restrictions.

Senior Credit Facility

        At March 30, 2003, we had $526.9 million outstanding in unsecured Senior Credit facilities consisting of a U.S. dollar denominated amortizing term loan in an aggregate principal amount of $168 million and a 228 million GBP denominated amortizing term loan. Based on foreign exchange rates at March 30, 2003, the aggregate principal amount outstanding related to the 228 million GBP amortizing term loan was $358.9 million.

        Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. Amounts outstanding under our term loan bear interest at a rate per annum equal to either an adjusted LIBOR or an alternate base rate, at our option, in each case plus an additional margin. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable at the end of the time period corresponding to the selected LIBOR.

        We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings.

        Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens, and guarantees; mergers, consolidations, and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of March 30, 2003, we were in compliance with all of these restrictions.

Revolving Line of Credit

        At March 30, 2003, we had an unsecured committed credit arrangement totaling $300 million, of which $268.5 million was available to us. This line of credit has a five-year term expiring 2007. On a quarterly basis, we pay a facilities fee based on the total amount of available committed credit. Under the terms of this credit facility, we are required to maintain the same leverage ratio and interest coverage ratio as those defined in our term loan, as well as operate our business with the same restrictions as defined in our term loan. We were in compliance with these requirements at March 30, 2003. Amounts outstanding under our revolving line of credit bear interest at a rate per annum equal to either an adjusted LIBOR plus margin or an alternate base rate, at our option. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody's). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable when principal payments are made or, if principal amounts are outstanding for more than 90 days, at the end of each 90-day period and upon final repayment of principal amounts.

Uncommitted Lines of Credit

        At March 30, 2003, we had two USD uncommitted lines of credit totaling $40.0 million. The lines of credit are with two different lenders. We had $38.7 million outstanding under these lines of credit as of March 30, 2003. Amounts outstanding under the lines of credit bear interest at a rate stated by the lender.

        In addition, CBL had two 10 million GBP uncommitted lines of credit and a 10 million GBP overdraft facility, totaling approximately $47.2 million based on foreign exchange rates at March 30, 2003. Approximately 10.7 million GBP, or $16.8 million based on prevailing exchange rates, was outstanding under the lines of credit and overdraft facility at March 30, 2003. These lines of credit bear interest at a floating rate determined by the lender.

        Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24 million based on foreign exchange rates at March 30, 2003. No amount was outstanding on this line of credit at March 30, 2003; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount.

11. DERIVATIVE INSTRUMENTS

        In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies, and production and packaging materials prices. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for the purpose of speculation.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates, and production and packaging materials prices is to decrease the volatility of earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the GBP, the Canadian dollar (CAD), and the Japanese yen (YEN).

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At March 30, 2003, no collateral was posted by us or our counterparties.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities.

        The majority of all derivatives entered into by us qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133).

        We consider whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of March 30, 2003, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133.

        Changes in fair values of outstanding derivatives that are highly effective as per the definition of SFAS No. 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The consolidated statement of income treatment of effective hedge results offsets the gains or losses on the underlying exposure.

        We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges and commodity cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

        We discontinue hedge accounting prospectively when (1) the derivative is no longer highly effective, as per SFAS No. 133, in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

        When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings. During the first quarter of 2003, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

        As of March 30, 2003, $3.7 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of March 30, 2003, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

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

        On May 7, 2002, we entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign exchange rates). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Footnote 10, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that result from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between us and CBL.

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

12. SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, our wholly-owned subsidiary, CBC (Issuer) completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheets as of March 30, 2003, and December 29, 2002, and the Condensed Consolidating Statements of Income and Cash Flows for the thirteen weeks ended March 30, 2003 and March 31, 2002. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$558,509	$13,752	$528,594	$—	$1,100,855
Beer excise taxes	—	(86,824)	(216)	(185,674)	—	(272,714)

Net sales	—	471,685	13,536	342,920	—	828,141
Cost of goods sold	—	(316,944)	(10,441)	(232,089)	—	(559,474)
Equity in subsidiary (loss) earnings	(7,277)	(2,517)	—	—	9,794	—

Gross profit	(7,277)	152,224	3,095	110,831	9,794	268,667
Marketing, general and administrative	(118)	(154,869)	(6,714)	(92,609)	—	(254,310)

Operating (loss) income	(7,395)	(2,645)	(3,619)	18,222	9,794	14,357
Interest income	169	—	—	4,490	—	4,659
Interest income (expense)	11,571	(13,899)	(338)	(18,474)	—	(21,140)
Other income (expense)	—	7,144	16,185	(19,945)	—	3,384

Income (loss) before income taxes	4,345	(9,400)	12,228	(15,707)	9,794	1,260
Income tax (benefit) expense	(3,539)	2,096	(3,723)	4,712	—	(454)

Net income (loss)	$806	$(7,304)	$8,505	$(10,995)	$9,794	$806

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2002
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$579,781	$15,420	$349,055	$—	$944,256
Beer excise taxes	—	(89,939)	(443)	(108,052)	—	(198,434)

Net sales	—	489,842	14,977	241,003	—	745,822
Cost of goods sold	—	(319,406)	(11,251)	(151,687)	—	(482,344)
Equity in subsidiary earnings	18,286	11,331	—	—	(29,617)	—

Gross profit	18,286	181,767	3,726	89,316	(29,617)	263,478
Marketing, general and administrative	(84)	(150,104)	(5,852)	(59,374)	—	(215,414)
Special charges	—	(2,876)	—	—	—	(2,876)

Operating income (loss)	18,202	28,787	(2,126)	29,942	(29,617)	45,188
Interest income	535	393	—	3,333	—	4,261
Interest income (expense)	8,567	(9,692)	505	(8,790)	—	(9,410)
Other income (expense)	6,219	4,151	11,309	(16,752)	—	4,927

Income before income taxes	33,523	23,639	9,688	7,733	(29,617)	44,966
Income tax expense	(6,320)	(5,105)	(4,018)	(2,320)	—	(17,763)

Net income	$27,203	$18,534	$5,670	$5,413	$(29,617)	$27,203

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 30, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$427	$1,723	$2,963	$3,922	$—	$9,035
Accounts receivable, net	—	99,786	16,601	370,882	—	487,269
Other receivables, net	1	44,064	1,061	50,265	—	95,391
Inventories	—	91,618	8,706	74,654	—	174,978
Deferred tax asset	398	24,035	1,178	461	—	26,072
Other current assets	—	36,167	471	42,146	—	78,784

Total current assets	826	297,393	30,980	542,330	—	871,529
Properties, net	—	831,638	20,651	518,878	—	1,371,167
Goodwill	—	115,979	(128,104)	724,602	—	712,477
Other intangibles, net	—	70,068	79,337	365,418	—	514,823
Investments in joint ventures	—	96,756	—	91,458	—	188,214
Net investment in and advances to subs	1,041,229	1,683,363	—	—	2,724,592	—
Long-term deferred tax asset	3,247	29,259	154,787	46,614	—	233,907
Other non-current assets	5,333	79,011	3,510	114,005	—	201,859

Total assets	$1,050,635	$3,203,467	$161,161	$2,403,305	$2,724,592	$4,093,976

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$137,430	$4,949	$108,233	$—	$250,612
Accrued salaries and vacations	—	50,573	809	242	—	51,624
Taxes, other than income	—	33,495	328	90,968	—	124,791
Accrued expenses and other liabilities	24,313	110,367	16,465	228,241	—	379,386
Current portion of long- term debt	—	103,522	—	51,985	—	155,507

Total current liabilities	24,313	435,387	22,551	479,669	—	961,920
Long-term debt	20,000	1,318,859	—	17,350	—	1,356,209
Deferred tax liability	—	—	—	160,336	—	160,336
Other long-term liabilities	7,388	408,698	28	200,463	—	616,577

Total liabilities	51,701	2,162,944	22,579	857,818	—	3,095,042

Total shareholders' equity	998,934	1,040,523	138,582	1,545,487	2,724,592	998,934

Total liabilities and shareholders' equity	$1,050,635	$3,203,467	$161,161	$2,403,305	$2,724,592	$4,093,976

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2002
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$161	$499	$634	$57,873	$—	$59,167
Accounts receivable, net	—	120,206	9,974	511,512	—	641,692
Other receivables, net	—	9,432	1,031	53,271	—	63,734
Inventories	—	101,147	4,217	79,307	—	184,671
Deferred tax asset	397	20,108	—	471	—	20,976
Other current assets	—	41,301	—	42,355	—	83,656

Total current assets	558	292,693	15,856	744,789	—	1,053,896
Properties, net	—	844,206	24,645	511,388	—	1,380,239
Goodwill	—	116,101	(130,652)	741,620	—	727,069
Other intangibles, net	—	70,363	83,990	374,723	—	529,076
Investments in joint ventures	—	94,417	—	96,767	—	191,184
Net investment in and advances to subs	1,068,297	1,739,421	—	—	(2,807,718)	—
Long-term deferred tax asset	2,968	(14,545)	158,187	59,790	—	206,400
Other non-current assets	4,761	83,787	3,488	117,511	—	209,547

Total assets	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$167,037	$2,869	$164,741	$—	$334,647
Accrued salaries and vacations	—	57,642	1,151	20,208	—	79,001
Taxes, other than income	—	29,907	694	147,443	—	178,044
Accrued expenses and other liabilities	67,944	62,655	63,009	218,542	—	412,150
Current portion of long- term debt	—	64,495	—	79,554	—	144,049

Total current liabilities	67,944	381,736	67,723	630,488	—	1,147,891
Long-term debt	20,000	1,363,392	—	—	—	1,383,392
Deferred tax liability	—	—	—	156,437	—	156,437
Other long-term liabilities	6,789	413,673	28	207,350	—	627,840

Total liabilities	94,733	2,158,801	67,751	994,275	—	3,315,560

Total shareholders' equity	981,851	1,067,642	87,763	1,652,313	(2,807,718)	981,851

Total liabilities and shareholders' equity	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$8,068	$21,333	$12,294	$(4,075)	$37,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(17,901)	(534)	(37,336)	(55,771)
Proceeds from sales of properties	—	—	648	1,022	1,670
Investment in Molson USA, LLC	—	(2,745)	—	—	(2,745)
Other	—	(640)	—	—	(640)

Net cash (used in) provided by investing activities	—	(21,286)	114	(36,314)	(57,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,450)	—	—	—	(7,450)
Proceeds from short-term borrowings	—	279,400	—	14,945	294,345
Payments on debt and capital lease obligations	—	(263,861)	—	(41,864)	(305,725)
Change in overdraft balances	—	(11,028)	—	—	(11,028)
Net activity in investment and advances (to) from subsidiaries	(352)	(3,334)	(10,144)	13,830	—

Net cash (used in) provided by financing activities	(7,802)	1,177	(10,144)	(13,089)	(29,858)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	266	1,224	2,264	(53,478)	(49,724)
Effect of exchange rate changes on cash and cash equivalents	—	—	65	(473)	(408)
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$427	$1,723	$2,963	$3,922	$9,035

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2002
(In thousands unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$24,578	$(36,238)	$(155,869)	$140,270	$(27,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of investments	232,758	—	—	—	232,758
Additions to properties and intangible assets	—	(73,161)	35,863	(7,683)	(44,981)
Acquisition of Coors Brewers Limited, net of cash acquired	—	(115,105)	(93,397)	(1,378,798)	(1,587,300)
Other	—	(7,857)	—	9,909	2,052

Net cash provided by (used in) investing activities	232,758	(196,123)	(57,534)	(1,376,572)	(1,397,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	3,346	—	—	—	3,346
Dividends paid	(7,374)	—	—	—	(7,374)
Proceeds from issuance of debt	—	1,553,000	—	—	1,553,000
Payments on debt and capital lease obligations	(5,000)	—	—	—	(5,000)
Change in overdraft balances	—	(14,058)	—	—	(14,058)
Net activity in investment and advances (to) from subsidiaries	(238,773)	(1,306,603)	214,940	1,330,436	—

Net cash (used in) provided by financing activities	(247,801)	232,339	214,940	1,330,436	1,529,914

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	9,535	(22)	1,537	94,134	105,184
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,803)	(3,112)	(4,915)
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of quarter	$68,100	$4,768	$458	$104,076	$177,402

13. INVESTMENTS

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). Among other things, FIN No. 46 requires that, where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size, activity and maximum exposure to loss of the variable interest entity in our financial statements (see also Footnote 2, Significant Accounting Policies, for other accounting requirements). The following table summarizes those entities in which we believe it is reasonably possible they may be variable interest entities in accordance with FIN No. 46:

Non-Majority Owned Equity Investments:

	Quarter Ended March 30, 2003
	Total Assets	Company share of joint venture income (loss)
	(In thousands)
Molson USA, LLC	$15,363	$(591)
Rocky Mountain Bottle Company	$56,070	$2,680
Rocky Mountain Metal Container	$82,643	$(374)
Tradeteam	$150,317	$692
Grolsch	$23,964	$610

Molson USA, LLC

        In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. (Molson), and paid $65.0 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We account for this joint venture by using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. We recognize our share of the joint venture results in the Other income, net line in our Condensed Consolidated Statements of Income given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $43 million.

Rocky Mountain Bottle Company

        We have a 50% interest in a joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. Under this agreement, RMBC has a contract to supply our bottle requirements and Owens has a contract to supply the majority of our bottles for our bottle requirements not met by RMBC in the U.S. Our share of pre-tax joint venture profits for this investment has been offset against Cost of goods sold in our Condensed Consolidated Statements of Income. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Rocky Mountain Metal Container

        We are an equal member with Ball Corporation (Ball) in a Colorado limited liability company, Rocky Mountain Metal Container, LLC (RMMC), with whom we have a can and end supply agreement. Under the agreement, RMMC agreed to supply us with substantially all of the can and end requirements for our Golden Brewery. RMMC manufactures these cans and ends at our existing manufacturing facilities, which RMMC is operating under a use and license agreement. Our share of pre-tax joint venture results for this investment has been offset against Cost of goods sold in our

Condensed Consolidated Statements of Income. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other U.K. breweries. Our share of pre-tax joint venture profits for this investment has been included in the Other income, net line of our Condensed Consolidated Statements of Income given the immateriality of its results. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Grolsch

        CBL has a 49% interest in the joint venture company Grolsch UK Limited. The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL under a contract brewing arrangement with the joint venture. CBL and Grolsch NV sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge plus a profit margin. Our share of pre-tax joint venture profits for this investment has been offset against Cost of goods sold in our Condensed Consolidated Statements of Income. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Majority-Owned, Non-Consolidated Equity Investment:

	Quarter Ended March 30, 2003
	Total Assets	Company share of joint venture income
	(In thousands)
Coors Canada	$17,753	$7,968

        Coors Canada, Inc. (CCI), a wholly-owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada. CCI and Molson have a 50.1% and 49.9% interest, respectively. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period and included the addition of Molson performance standards for the Coors brand. These agreements also provide for the possibility for Molson to test market and, if the test market is successful, launch light beers in Canada. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in Net sales in our Condensed Consolidated Statements of Income. We do not believe that there is a significant exposure to loss in our current relationship over the expected ownership period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the thirteen weeks ended March 30, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the fiscal year ended December 29, 2002.

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

Pension and Postretirement Benefits

        CBC and its subsidiaries have defined benefit plans that cover the majority of employees. As a result of the acquisition of CBL, we assumed responsibility for a portion of the assets and liabilities of what was the Bass Brewers Pension Plan, renamed the Coors Brewers Pension Plan. CBC also has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions" (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans is a critical accounting estimate because it is highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, and market conditions.

Contingencies, Environmental and Litigation Reserves

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. As additional information becomes available, we assess the potential liability related to our pending matters and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. The most significant estimates that could impact our financial statements relate to the Lowry Superfund site.

Goodwill and Intangible Asset Valuation

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

        Consistent with GAAP, we have reclassified a portion of the beer revenue into interest income to reflect a market rate of interest on these notes. During the first quarter of 2003, this amount was $4.4 million. We have included this interest income in the Europe segment since it is related solely to the Europe business, even though all other interest income and expense is reflected in the Corporate segment.

Derivatives

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for the purpose of speculation. All derivatives held by us are designated as hedges with the expectation that they will be highly effective in offsetting underlying exposures. We account for our derivatives on the Condensed Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which we early adopted on January 1, 1999. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

Equity Method Accounting

        We generally apply the equity method of accounting to 20%-50% owned investments where we exercise significant influence. As described below, we have an equity ownership in, and conduct business with various joint ventures, which directly relate to our core activities. There are no related parties that own interests in our equity method investments.

        We own a 50.1% interest in Coors Canada, a non-consolidated joint venture that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. All manufacture, distribution and sale of CBC branded beers are contracted to Molson Inc. (Molson) by the partnership. The partnership never takes title to the beer. It is paid an amount equal to the sales proceeds Molson receives from third-party customers, less the costs incurred by Molson for its manufacture, distribution and sale of the CBC branded products. We reflect this amount in revenue in our Consolidated Statements of Income.

        Rocky Mountain Metal Container and Rocky Mountain Bottle Co., along with CBL's Tradeteam joint venture, are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies sought by us to reduce costs. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the U.K. beer market. In 2002, our share of the pre-tax joint venture profits for each of these investments has been offset against Cost of Goods Sold in our Consolidated Statements of Income.

        Effective this quarter, we will include our entire share of Tradeteam results in the Other income, net line of our Consolidated Statements of Income and reflect the results on a separate line if and when they become material. This change in presentation is attributable to Tradeteam no longer being a captive provider of distribution and logistics services to CBL.

        Other income, net line also includes the equity method income for the Molson USA joint venture. This joint venture was formed to import, market, sell and distribute Molson products in the United States. We have recorded our share of the venture's results in the Other income, net line in our Consolidated Statements of Income given the immateriality of its results.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 30, 2003		March 31, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net sales		% of Net sales
Net sales	$828,141	100%	$745,822	100%
Cost of goods sold	(559,474)	68%	(482,344)	65%

Gross profit	268,667	32%	263,478	35%
Other operating expenses:
Marketing, general and administrative	(254,310)	31%	(215,414)	29%
Special charges	—	—	(2,876)	—

Operating income	14,357	2%	45,188	6%
Interest income	4,659	1%	4,261	1%
Interest expense	(21,140)	3%	(9,410)	1%
Other income, net	3,384	—	4,927	1%

Income before income taxes	1,260	—	44,966	6%
Income tax expense	(454)	—	(17,763)	2%

Net income	$806	—	$27,203	4%

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the first quarter ended March 30, 2003, and March 31, 2002, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K dated December 29, 2002. All of the reported results for our Europe segment except income before taxes were higher primarily because we owned the business for the full thirteen weeks of the quarter in 2003, vs. only eight weeks in 2002, and also because the British pound appreciated more than 12% year-over-year against the U.S. dollar.

Net sales and volume

        Our Net sales were $828.1 million and $745.8 million for our first quarter ended March 30, 2003, and March 31, 2002, respectively. Net revenue per barrel was 4.4% higher than 2002. In addition to the above mentioned factors, net sales were also positively impacted by higher Americas pricing and a one-time $4.2 million increase in revenue which resulted from the settlement of a contract interpretation issue between CBC and one of its wholesalers. Partially offsetting these positive variances was a continued shift in the Americas segment away from our higher net-revenue-per-barrel brands, geographies and packages; as well as a mix shift toward lower-revenue channels and brands within our Europe segment.

        We sold 6.9 million barrels of beverages in the first quarter of 2003 vs. 6.5 million barrels in the first quarter of 2002, an increase of 6.3%

Cost of goods sold and Gross profit

        First quarter 2003 Cost of goods sold of $559.5 million was 16% higher than the $482.3 million during the first quarter of 2002. Costs of goods sold was 67.6% of Net sales in 2003 compared to 64.7% in 2002. On a per barrel basis, Cost of goods sold increased 9.1% as a result of the British pound appreciation, a loss of fixed-cost leverage in the Americas segment, and higher global pension expense. The increase in pension expense was driven by soft equity markets over the past three years, along with our decision to reduce the 2003 long-term rate of return on assets in our U.S. pension plans from 9.5% in 2002 to 9.0% for 2003.

        Gross profit increased 2% to $268.7 million in the quarter compared to $263.5 million last year. Gross profit as a percentage of Net sales was 32.4% in 2003, down from 35.3% in 2002.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses of $254.3 million in 2003 increased $38.9 million or 18.1% compared to last year. The increase was a result of higher spending on sales and marketing efforts, information systems, and pension and health care benefits in both the Americas and Europe segments.

Special charges

        In the first quarter of 2003, we recorded no special items. However, in 2002 we recorded special charges of $2.9 million primarily related to the dissolution of our former can and end joint venture and acquisition costs for CBL, including accounting, appraisal and legal fees.

Operating income

        As a result of the factors discussed above, operating income was $14.4 million in 2003 compared to $45.2 million in 2002.

Interest income

        In the first quarter of 2003, interest income was $4.7 million compared to $4.3 million last year. In the Europe segment, interest in the current year on loans to retail outlets was $4.4 million vs. $2.4 million in 2002. Other interest income declined by $1.5 million due to lower cash balances and interest rates in the current year.

Interest expense

        First quarter 2003 interest expense of $21.1 million increased $11.7 million over last year due to having our long-term debt structure for our acquisition of CBL in place for the full quarter of 2003.

Other income, net

        Net other income was $3.4 million in 2003 primarily consisting of a gain on the sale of a distributorship warehouse in the Americas.

Consolidated effective tax rate

        Our first quarter effective tax rate for 2003 was 36%, down from 39.5% for the first quarter of 2002 due mainly to the continued effects that the acquisition of CBL has had on our consolidated effective tax rate. The full year rate for 2002 was 37%.

Net income

        Net income for the first quarter of 2003 was $0.8 million, or $0.02 per basic and diluted share, compared to $27.2 million, or $0.76 per basic share (0.75 per diluted share), for the first quarter of 2002.

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

        The Americas segment primarily consists of our production, marketing, and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also include a small amount of primarily U.S. sourced products that are exported and sold outside of the United States and its possessions, exclusive of Europe.

	Thirteen Weeks Ended
	March 30, 2003		March 31, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net sales		% of Net sales
Net sales	$526,756	100%	$544,976	100%
Cost of goods sold	(337,590)	64%	(343,332)	63%

Gross profit	189,166	36%	201,644	37%
Other operating expenses:
Marketing, general and administrative	(165,139)	31%	(157,777)	29%
Special charges	—	—	(804)	—

Operating income	24,027	5%	43,063	8%
Other income (expense), net	2,662	1%	(149)	—

Income before income taxes	$26,689	5%	$42,914	8%

Net sales and volume

        For the thirteen weeks ended March 30, 2003, net sales in the Americas were $526.8 million, 3.3% lower than $545.0 million for the same period last year. The decline in net sales was driven by a 3.7% decline in domestic sales volume discussed below as well as a continued mix shift toward lower revenue-per-barrel brands, packages and geographies. These factors were partially offset by modest price increases and a one-time $4.2 million increase in revenue as a result of the settlement of a contract interpretation issue between CBC and one of its wholesalers.

        Our first quarter sales volume to wholesalers totaled 4.9 million barrels, 4.4% lower than 2002; however, distributor sales to retail were up 1.4% in the United States and 0.8% in the Americas. As expected, our sales to wholesalers lagged sales to retail due to our distributors starting the quarter with higher inventories partly driven by demand related to the NFL playoffs and the Super Bowl. Our unit volume sales were further impacted by distributors ending the quarter with inventories lower than last year, partially as a result of a record snowstorm in Colorado, which hampered our ability to produce and ship beer just prior to quarter end. Sales to retail in the quarter were led by modest growth in Coors Light and double-digit growth from Keystone Light®.

Cost of goods sold and Gross profit

        Cost of goods sold decreased 1.7% to $337.6 million in 2003 from $343.3 million last year due to lower unit volume as described above. Cost of goods sold was further impacted by higher per unit fixed costs resulting from higher pension and health care costs and higher diesel fuel costs. Partially offsetting these factors were operating cost savings from ongoing initiatives including restructuring initiatives taken in the fourth quarter of 2002.

        Gross profit decreased 6.2% to $189.2 million in the first quarter of the current year, compared to the same period last year, as a result of the factors noted above. Gross profit as a percentage of Net sales was 35.9% in 2003, compared to 37.0% last year.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 4.7% to $165.1 million in 2003 from $157.8 million in 2002. This increase was due to higher marketing and sales investments and increased spending on information systems and pension and health care benefits.

Special charges

        We recorded no special items in the first quarter of 2003; however, in the first quarter of 2002, we recorded special charges of $0.8 million, mostly related to the dissolution of our former can and end joint venture.

Operating income

        Due to the factors noted above, operating income declined 44.2% in 2003 to $24.0 million, compared to $43.1 million for the same period last year.

Other income (expense), net

        First quarter 2003 other income, net of $2.7 million increased $2.8 million from a year ago. The increase was mostly due to a $3.1 million gain on the sale of a distributorship warehouse, partially offset by losses on our Molson USA joint venture partnership.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement with Exel Logistics for the physical distribution of products throughout Great

Britain (Tradeteam). It also includes the sale of Coors Light in the United Kingdom and Republic of Ireland.

	Thirteen Weeks Ended
	March 30, 2003		March 31, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net sales		% of Net sales
Net sales	$301,385	100%	$200,846	100%
Cost of goods sold	(221,884)	74%	(139,012)	69%

Gross profit	79,501	26%	61,834	31%
Other operating expenses:
Marketing, general and administrative	(83,945)	28%	(53,053)	26%

Operating (loss) income	(4,444)	2%	8,781	4%
Interest income	4,365	1%	2,420	1%
Other income, net	805	—	1,878	1%

Income before income taxes	$726	—	$13,079	7%

        In the first quarter of 2003, nearly all of Europe's reported results except income before taxes were up, primarily because we owned the business for 13 weeks of the quarter this year, versus only 8 weeks last year, and also because the British pound appreciated more than 12% year-over-year against the U.S. dollar. The first quarter has historically been the lowest Sales and Income quarter for CBL.

Net sales and volume

        Net sales from the Europe segment totaled $301.4 million in the first quarter of 2003, 50.1% higher than the same period last year. Unit sales volume in the quarter was 2.0 million barrels, a 46.3% increase from last year. Thirteen week (full quarter) pro forma volume increased more than 4% driven by the Carling brand growing at a high single-digit rate and Grolsch growing nearly 20% in the quarter. On a pro forma basis, our on-trade volume grew about 2% in the first quarter, while our off-trade volume grew about 13%, yielding market share gains in both channels and overall. Flavored-alcohol beverage (FAB) volume decreased from proforma first quarter 2002, partly because of the continuing effect of increased excise taxes last spring and from excess off-premise retail inventories after the busy Christmas season. As a result, sales of our largest FAB brand, Reef, were down modestly from first quarter 2002 while our other FABs, as a group, declined more than 50%. Although the pricing environment in the first quarter continued to be positive in the on-premise channel, off-premise sales suffered from a mix shift toward lower-revenue channels and brands.

Cost of goods sold and Gross profit

        Cost of goods sold was $221.9 million in 2003, $82.9 million or 59.6% higher than last year. As a percentage of Net sales, Cost of goods sold was 73.6% in 2003 compared to 69.2% in 2002. On a per barrel basis, Cost of goods sold increased 9.1% as a result of the increase in the British pound over the U.S. dollar. The benefit of the efficiencies arising as a result of the Cape Hill brewery closure late last year was largely offset in the quarter by related training and other transitional costs.

        Gross profit increased 28.6% to $79.5 million compared to the first quarter last year as a result of the factors noted above. Gross profit as a percentage of net sales was 26.4% in 2003 compared to 30.8% last year.

Marketing, general and administrative expenses

        First quarter 2003 marketing, general and administrative expenses were $83.9 million, an increase of approximately $31.0 million over first quarter 2002, due to the extra five weeks in 2003, the 12% year-over-year increase in the British pound over the U.S. dollar and higher pension costs.

Operating (loss) income

        As a result of the factors noted above, operating loss was $4.4 million for the first thirteen weeks of 2003 compared to income of $8.8 million in the eight week period in prior year.

Interest income

        First quarter 2003 interest income associated with trade loans to retail outlets was $4.4 million compared to $2.4 million for the eight week period last year.

Other income, net

        For the thirteen weeks ended March 30, 2003, Other income, net was $0.8 million, a $1.1 million decrease from the $1.9 million reported in the first quarter of 2002, primarily related to non-recurring gains recognized in 2002.

THE CORPORATE SEGMENT RESULTS OF OPERATIONS

        The Corporate segment currently includes interest and certain other corporate costs that are not attributable to either the Americas or Europe operating segments. Beginning in 2003, we began allocating certain general and administrative expenses to the Corporate segment. Prior year segment amounts have been restated to conform to the new presentation. The large majority of corporate costs relate to worldwide finance and administrative functions such as legal, human resources, insurance and risk management.

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands) (Unaudited)
Net sales	$—	$—
Cost of goods sold	—	—

Gross profit	—	—
Other operating expenses:
Marketing, general and administrative	(5,226)	(4,584)
Special charges	—	(2,072)

Operating loss	(5,226)	(6,656)
Interest income	294	1,841
Interest expense	(21,140)	(9,410)
Other (expense) income, net	(83)	3,198

Loss before income taxes	$(26,155)	$(11,027)

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 14.0% to $5.2 million in the first quarter of 2003, driven by higher costs related to the management of a larger global business.

Special charges

        We recorded no special items during the first quarter of 2003. In the first quarter of 2002, we recognized special charges of $2.1 million primarily related to acquisition costs for CBL, including accounting, appraisal and legal fees not eligible for capitalization.

Interest income

        First quarter 2003 interest income decreased $1.5 million from a year ago due to lower cash balances and interest rates in the current year.

Interest expense

        Interest expense increased $11.7 million in 2003 over last year due to having in place our long-term debt structure for our acquisition of CBL in 2002 during the entire quarter in 2003.

Other (expense) income, net

        In 2003, we had Other expense, net of $0.1 million compared to Other income, net of $3.2 million in the prior year. The change from last year was due to non-cash gains recognized from the sale of securities in 2002 to help fund the CBL acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 30, 2003, we had negative working capital of $90.4 million compared to negative working capital of $94.0 million at December 29, 2002. We had total cash of $9.0 million at March 30, 2003, compared to $59.2 million at December 29, 2002. The improvement in our negative working capital was primarily attributable to decreases in accounts payable and accrued expenses during the quarter. In addition, the decrease was partially attributable to the seasonality of our business.

        We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors." Likewise, we also have credit facilities which contain financial and operating covenants and provide for scheduled repayments which could impact our liquidity on an ongoing basis.

Operating activities

        Net cash provided by operating activities of $37.6 million for the thirteen weeks ended March 30, 2003, increased $64.9 million from last year. The change was primarily attributable to a lower net decrease in operating assets and liabilities than was incurred in 2002 partially offset by a decrease in net income.

Investing activities

        During the thirteen weeks ended March 30, 2003, net cash used in investing activities was $57.5 million compared to $1.4 billion in the same period last year. This change was primarily attributable to a prior year payment, net of cash acquired, of $1.6 billion made to purchase CBL, partially offset by sales and maturities of securities in 2002. Excluding the effects of the CBL purchase and the sale of securities, the current year net cash used in investing activities increased by $14.6 million due primarily to an increase in capital expenditures.

Financing activities

        Net cash used in financing activities was $29.9 million for the thirteen weeks ended March 30, 2003, compared to net cash provided by financing activities of $1.5 billion for the same period last year. The decrease was due to the absence of proceeds from issuance of debt to fund our 2002 acquisition of CBL. Excluding the effect of the acquisition-related debt issuance, net cash used in financing activities changed modestly.

DEBT OBLIGATIONS

        On July 1, 2002, Rocky Mountain Metal Container (RMMC), our limited liability company with Ball Corporation (Ball), increased its debt obligations under the terms of a private placement, from $20 million to $50 million. The debt obligation at March 30, 2003, is the maximum contemplated under the private placement facility. The debt proceeds have been used to finance planned capital improvements. RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. This debt is not included in our financial statements because the limited liability company is accounted for under the equity method.

        Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24 million based on foreign exchange rates at March 30, 2003. No amount was outstanding on this line of credit at March 30, 2003; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of March 30, 2003:

	Payments Due By Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Long term debt, including current maturities	$1,511,716	$155,507	$243,203	$254,479	$858,527
Capital lease obligations	3,906	3,906
Operating leases	89,530	17,248	28,610	16,345	27,327
Other long-term obligations(1)(3)	5,293,220	1,029,579	1,740,041	1,043,497	1,480,103

Total obligations	$6,898,372	$1,206,240	$2,011,854	$1,314,321	$2,365,957

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Standby letters of credit	$406	$406	$—	$—	$—
Guarantees(2)	3,753	3,753	—	—	—

Total commercial commitments	$4,159	$4,159	$—	$—	$—

(1)
These amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising and promotions.

(2)
Guarantees consist of guaranteed portions of short-term debt also included in "Long-term debt" above.

(3)
Included in Other long-term obligations is the effect of our most recent completed contract with Graphics Packaging International Corporation (GPIC), dated March 25, 2003. See Item 13(b) Certain Business Relationships, in our Form 10-K dated December 29, 2002, for further information.

Pension Plan Assets

        For 2003, we have lowered our assumption for pension investment earnings on the U.S. plan by 0.5% down to 9%. As a result of that and other factors, U.S. pension expense will increase from $19.2 million to approximately $33.8 million, and on a consolidated basis we expect pension expense to be approximately $38.3 million. This one-half percent reduction in the rate of return will increase full-year pension expense by approximately $2.8 million. We are currently planning contributions to continue at their present levels of approximately $3.8 million per month.

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

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by our acquisition of the CBL business in the United Kingdom and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We disclaim any obligation to update any forward-looking statement and do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

RISK FACTORS

        These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 29, 2002 report on Form 10-K. You should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

  •
  We have a substantial amount of debt. As of March 30, 2003, we held approximately $1.5 billion in debt primarily associated with the acquisition of CBL.

  •
  Our primary production facilities in the United States and in the United Kingdom are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.

  •
  We are significantly smaller than our two primary competitors in the United States, and may consequently be more vulnerable than our competitors to weather and economic disruptions in our markets, or other cost and price fluctuations.

  •
  If any of our suppliers, including our joint ventures, are unable to meet our requirements, we may be unable to obtain the materials we need to operate our business.

  •
  Government regulatory authorities in the markets in which we operate may increase excise taxes or adopt regulations that could increase other costs or liabilities, or could limit our business activities.

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

  •
  Since our sales volume is more concentrated in a few geographic areas in the United States, a loss of market share in these particular markets could have a material adverse effect on our results of operations.

  •
  Our success depends largely on the success of two primary products, one in the United States and one in the United Kingdom; the failure or weakening of either could materially adversely affect our financial results.

  •
  Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve favorable pricing.

  •
  We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

  •
  We may experience labor disruptions.

        The foregoing list of important factors is not all-inclusive.

OUTLOOK FOR 2003

Americas

        First quarter Americas Net sales per barrel benefited from moderate U.S. pricing increases and a one-time benefit from an arbitration ruling, partially offset by a continued negative mix shift away from higher-net-revenue products. We expect both of these trends to continue for the balance of the year, as we are optimistic about a positive domestic pricing environment and we anticipate additional negative mix shifts at a slower rate in the second half of the year.

        Although we expected Americas sales volume to lag sales to retail in the first quarter because distributors started the quarter with inventory levels above those of the prior year, the lag was greater than expected due to distributors ending the quarter with lower inventories versus prior year. These dynamics resulted in lower first quarter sales volumes and greatly impacted our ability to leverage fixed costs in the quarter. We expect distributors to be back to normal inventory levels by the second quarter and therefore anticipate the sales volume trend to exceed the sales to retail trend. Further, we anticipate distributor inventories at the end of 2003 to be similar to those at the end of 2002, resulting in minimal impact of inventory changes on annual volume.

        Americas first quarter Cost of goods sold per barrel was significantly impacted by the lack of fixed-cost leverage we were able to attain, due to lower sales volumes and production. Beginning in the second quarter, we should regain some fixed-cost leverage as we work to rebuild both distributor and our finished goods inventories to normal levels. We continue to strive to reduce annual costs per barrel and expect full year costs per barrel to be below those reported in the first quarter.

        Full-year marketing, general and administrative expenses are expected to be higher than last year as we continue to invest behind our brands and sales efforts consistent with our philosophy and past practice. Further, we expect higher employee benefit costs, driven by higher pension expense, along with higher information technology costs.

Europe

        All figures for the Europe business for the first quarter were impacted by the inclusion of only 8 weeks a year ago and by changes in the British pound foreign exchange rate, which appreciated over 12% compared to the first three months of last year.

        Europe's first quarter volume was strong, despite the impact of the Easter holiday shifting from first quarter last year to second quarter this year and a decline in FAB volume. The strong growth was led by the Carling and Grolsch brands, partially offset by a small decline in Reef, our largest FAB brand, as a result of increased excise taxes last spring and from off-premise retailer destocking after the Christmas season. Our full year volume outlook for our Europe segment continues to remain positive, driven by continued volume and share gains in Carling and Grolsch, although we expect significant shifts between quarters compared to a year ago, as discussed in our Form 10-K dated December 29, 2002.

        Both Net sales and Cost of goods sold in the quarter were significantly affected by a reduction in factored brand sales. Although margins on factored brand sales tend to be small, sales of these brands have a large impact on net sales per barrel and cost of goods per barrel trends, as the revenues and costs are included in these line items while their volumes are not included in our reported volumes. The loss of factored brand sales is predominantly occurring as a result of multiple pub operators in the on-premise channel continuing to switch to taking direct supply from each brand owner as they manage their own distribution to outlet. This trend is expected to continue through the year albeit at a slowing rate from the end of the second quarter as we lap some of the major switches to direct supply that occurred towards the end of last year.

        In addition to the impact of exchange rates and factored brands sales, Europe net sales per barrel were adversely affected by mix shifts within the off-premise channel to lower revenue channels, brands and customers combined with competitive pricing in the off-premise wholesale channel. These adverse trends were offset by good pricing within the on-premise channel. We will continue to monitor the overall pricing environment as well as the mix shifts within the off-premise channel, as these trends can have significant impact on our per barrel trends.

        After adjusting for exchange rate movements, first quarter Cost of goods sold per barrel were down primarily due to the reduction in factored brand sales explained above, partially offset by higher distribution and production costs. The benefits of the closure of Cape Hill brewery at the end of 2002 were offset in the quarter by the implementation costs of re-aligning capacity at the Burton brewery. These implementation costs will continue into the second quarter such that the full benefits of the Cape Hill closure will start to be seen toward the end of the second quarter. Overall, full-year costs per barrel are expected to decline as a result of the Cape Hill closure combined with other expected operating and purchasing efficiencies.

        As with the Americas segment, we expect full-year marketing, general and administrative expenses in Europe to be higher than last year. We continue to invest behind our brands and sales efforts consistent with our philosophy and past practice and expect higher labor benefit costs, primarily driven by higher pension expense.

Interest Income and Expense

        Consolidated 2003 interest income is expected to be fairly consistent with 2002, consisting primarily of U.K. trade-loan interest income.

        Consolidated 2003 interest expense will increase in 2003 vs. 2002, because we will incur a full year of interest on the debt associated with our CBL acquisition in February 2002. Our interest expense will also be impacted by the higher-rate, long-term debt structure that was not in place until the second quarter of 2002. Prior to finalizing the long-term structure, we had higher short-term borrowings at lower interest rates.

Taxes

        Our tax rate for the rest of 2003 is expected to be close to the 36% rate applied to income during the first quarter of the year. However, tax planning, the level and mix of pretax income for 2003 and the outcome of IRS audits and appeals expected to be completed in the second quarter of 2003 could affect the actual rate for the year.

Other

        We expect full-year 2003 capital expenditures (excluding capital improvements for our existing joint ventures, which will be recorded on the respective books of the joint ventures) to be approximately $240 million or modestly lower, excluding approximately $4.0 million of capitalized interest.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the GBP, the Canadian dollar (CAD) and the Japanese yen (YEN).

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At March 30, 2003, no collateral was posted by us or our counterparties.

        We entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign exchange rates). The swaps include an initial exchange of principal on the settlement date of our 6 3/8% private placement (see Footnote 10, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between us and CBL.

        We entered into an interest rate swap agreement related to our 6 3/8% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques—sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps.

        We use Value-at-Risk to monitor the foreign exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign exchange rate and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute Value-at-Risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $5.0 million and $8.6 million at March 30, 2003 and December 29, 2002, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of the underlying transaction being hedged, our inter-company loan. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional Principal Amounts (USD)	Fair Values	Maturity
	(In thousands)
March 30, 2003
Foreign currency management
Forwards	$30,912	$(752)	4/03–4/05
Cross currency swap	$773,800	$(39,567)	5/12
Commodity pricing management
Swaps	$90,375	$(3,250)	8/03–9/04
Interest rate pricing management
Interest rate swap	$76,200	$9,929	5/12
December 29, 2002
Foreign currency management
Forwards	$19,655	$106	1/03–12/03
Cross currency swaps	$773,800	$(43,621)	5/12
Commodity pricing management
Swaps	$112,573	$(4,630)	3/03–9/04
Interest rate pricing management
Interest rate swap	$76,200	$8,493	5/12

        Maturities of derivative financial instruments held on March 30, 2003, are as follows:

2003(1)	2004	2005 and thereafter
(In thousands)
$(3,007)	$(1,011)	$(31,614)

(1)
Amount includes the estimated deferred net loss of $3.7 million that is expected to be recognized over the next 12 months, on certain forward foreign exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

        Intercompany loans are generally hedged against foreign exchange risk through the use of cross-currency swaps with third parties.

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
ESTIMATED FAIR VALUE VOLATILITY	March 30, 2003	December 29, 2002
	(In millions)
Foreign currency risk:
forwards, options	$(4.3)	$(2.1)
Interest rate risk:
debt, swaps	$(39.6)	$(42.1)
Commodity price risk:
swaps	$(8.7)	$(10.8)

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) under the Exchange Act. These controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the assistance and participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings (including our consolidated subsidiaries). There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL

        We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

99.1
Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

  Current report on Form 8-K dated April 29, 2003, regarding expected earnings for the first quarter of fiscal year 2003 ended March 30, 2003.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLPH COORS COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) May 13, 2003

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. Leo Kiely III W. Leo Kiely III Chief Executive Officer May 13, 2003

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Timothy V. Wolf Timothy V. Wolf Chief Financial Officer May 13, 2003