Form 10-Q
period 2003-06-29
COORS ADOLPH CO
filed 2003-08-13
CIK 24545

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 29, 2003

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

303-279-6565

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2003:

Class A Common Stock - 1,260,000 shares

Class B Common Stock – 35,102,624 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	June 29, 2003	June 30, 2002

Sales (Footnote 13)	$1,469,371	$1,363,025
Beer excise taxes	(368,995)	(315,256)
Net sales	1,100,376	1,047,769
Cost of goods sold (Footnote 13)	(683,087)	(640,020)
Gross profit	417,289	407,749
Marketing, general and administrative expenses	(299,812)	(286,311)
Special credits	—	1,074
Operating income	117,477	122,512
Interest income	5,203	6,347
Interest expense	(22,694)	(19,563)
Other income (expense), net (Footnote 13)	2,908	(2,571)
Income before income taxes	102,894	106,725
Income tax expense	(26,552)	(39,109)
Net income	$76,342	$67,616

Net income per common share – basic	$2.10	$1.87
Net income per common share – diluted	$2.09	$1.84

Weighted average shares – basic	36,319	36,117
Weighted average shares – diluted	36,524	36,684

Cash dividends declared and paid per share	$0.205	$0.205

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002

Sales (Footnote 13)	$2,570,226	$2,307,281
Beer excise taxes	(641,709)	(513,690)
Net sales	1,928,517	1,793,591
Cost of goods sold (Footnote 13)	(1,242,561)	(1,122,364)
Gross profit	685,956	671,227
Marketing, general and administrative expenses	(554,122)	(501,725)
Special charges	—	(1,802)
Operating income	131,834	167,700
Interest income	9,862	10,608
Interest expense	(43,834)	(28,973)
Other income, net (Footnote 13)	6,292	2,356
Income before income taxes	104,154	151,691
Income tax expense	(27,006)	(56,872)
Net income	$77,148	$94,819

Net income per common share – basic	$2.12	$2.63
Net income per common share – diluted	$2.11	$2.60

Weighted average shares – basic	36,318	36,045
Weighted average shares – diluted	36,541	36,477

Cash dividends declared and paid per share	$0.410	$0.410

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	June 29, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,765	$59,167
Accounts receivable, net	603,270	621,046
Other receivables, net	103,456	84,380
Inventories, net:
Finished	81,018	86,372
In process	31,598	31,850
Raw materials	41,922	56,239
Packaging materials	10,764	10,210
Total inventories, net	165,302	184,671

Deferred tax asset	17,322	20,976
Other current assets	96,213	83,656
Total current assets	998,328	1,053,896

Properties, net	1,390,617	1,380,239
Goodwill (Footnote 5)	742,794	727,069
Other intangibles, net (Footnote 5)	533,155	529,076
Investments in joint ventures (Footnote 13)	186,305	191,184
Long-term deferred tax asset	218,698	206,400
Other non-current assets	199,609	209,547

Total assets	$4,269,506	$4,297,411

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	June 29, 2003	December 29, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$278,436	$334,647
Accrued salaries and vacations	51,200	79,001
Taxes, other than income	176,348	178,044
Accrued expenses and other liabilities	373,796	412,150
Short-term borrowings (Footnote 10)	39,350	101,654
Current portion of long-term debt (Footnote 10)	44,079	42,395
Total current liabilities	963,209	1,147,891
Long-term debt (Footnote 10)	1,386,454	1,383,392
Deferred tax liability	168,141	156,437
Other long-term liabilities	651,359	627,840
Total liabilities	3,169,163	3,315,560
Shareholders’ equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, none issued or outstanding)	—	—
Class A common stock, voting, no par value (1,260,000 shares authorized, issued and outstanding)	1,260	1,260
Class B common stock, non-voting, no par value, $0.24 stated value (200,000,000 shares authorized, 35,086,798 and 35,080,603 issued and outstanding, respectively)	8,354	8,352
Total capital stock	9,614	9,612
Paid-in capital	20,005	19,731
Unvested restricted stock	(904)	(1,009)
Retained earnings	1,149,211	1,086,965
Accumulated other comprehensive loss	(77,583)	(133,448)
Total shareholders’ equity	1,100,343	981,851
Total liabilities and shareholders’ equity	$4,269,506	$4,297,411

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

Twenty-six Weeks Ended

	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$77,148	$94,819
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from joint ventures	(29,502)	(30,115)
Distributions from joint ventures	36,260	28,064
Depreciation, depletion and amortization	117,428	108,720
Gains on sales of securities	—	(4,003)
(Gains) losses on sales of properties and intangibles	(2,951)	2,056
Deferred income taxes	40,970	2,551
Change in operating assets and liabilities (net of assets acquired and liabilities assumed in a business combination accounted for under the purchase method)	(77,849)	(143,533)

Net cash provided by operating activities	161,504	58,559

Cash flows from investing activities:
Sales and maturities of investments	—	232,758
Capital expenditures	(107,838)	(93,869)
Additions to intangible assets	—	(10,634)
Proceeds from sales of properties	12,528	13,158
Acquisition of Coors Brewers Limited, net of cash acquired	—	(1,587,300)
Investment in Molson USA, LLC	(2,745)	—
Other	(630)	(801)

Net cash used in investing activities	(98,685)	(1,446,688)

Cash flows from financing activities:
Issuances of stock under stock plans	113	11,381
Dividends paid	(14,901)	(14,796)
Proceeds from issuance of debt	—	2,391,935
Net (payments) proceeds from short-term borrowings	(65,387)	4,599
Net proceeds on commercial paper	299,556	—
Payments on long-term debt and capital lease obligations	(312,482)	(930,599)
Change in overdraft balances	(16,280)	(16,385)

Net cash (used in) provided by financing activities	(109,381)	1,446,135

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(46,562)	58,006
Effect of exchange rate changes on cash and cash equivalents	160	2,967
Balance at beginning of year	59,167	77,133

Balance at end of quarter	$12,765	$138,106

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003

1. BUSINESS

Since our founding in 1873, we have been committed to producing the highest-quality beers.  Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles and price preferences.  Our beverages are sold predominately throughout the United States (U.S.), the United Kingdom (U.K.) and in select international markets.

We are the third-largest producer of beer in the United States based on volume and revenues.  Since our acquisition of Coors Brewers Limited (CBL) on February 2, 2002, we are the U.K.’s second-largest beer company and the eighth-largest brewer in the world based on volume.

Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), primarily a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and CBL; and our other corporate entities.

2. SIGNIFICANT ACCOUNTING POLICIES

Unaudited condensed consolidated financial statements

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the twenty-six weeks ended June 29, 2003, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The results of the CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The year-end condensed balance sheet data was derived from audited financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentation.

Revenue recognition

In accordance with Staff Accounting Bulletin No. 101, revenue is recognized when product is shipped and the risk of loss is transferred to unrelated customers, which are principally independent retailers in the United Kingdom and independent distributors or wholesalers in the United States.  In the United Kingdom, excise taxes are included in the purchase price from the vendor on beverages purchased from third parties for resale (factored brands business) and are included in Cost of goods sold when ultimately sold. We pass those costs onto our customers and include the related amounts in Net sales. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of Sales. Sales of products are for cash or credit terms based on a customer’s credit worthiness. Outside of unusual circumstances, if product is retrieved, it is generally for failure to meet our quality standards, not caused by customer actions. Products that do not meet our high quality standards are retrieved and destroyed and related amounts are recognized as a reduction in Sales. We do not have standard terms that permit return of product. We estimate the costs for product retrievals and record those costs in Cost of goods sold in the Condensed Consolidated Statements of Income each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

Cost of goods sold

The types of costs included in Cost of goods sold are beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overhead, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Judgement is required in determining our worldwide provision for income taxes.  Our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities.  We adjust our income tax provision in the period it is probably that actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the second quarter of 2003 was 25.8%, down from 36.6% a year ago.  The large decrease in our tax rate was the result of the favorable completion of tax audits for the years 1996 through 2000, which resulted in a 7% reduction in our second quarter rate.  Our year-to-date tax rate was 25.9%.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands, except per share data)
Net income, as reported	$76,342	$67,616	$77,148	$94,819
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,197)	(3,159)	(3,561)	(5,796)
Proforma net income	$74,145	$64,457	$73,587	$89,023

Earnings per share:
Basic – as reported	$2.10	$1.87	$2.12	$2.63
Basic – proforma	$2.04	$1.78	$2.03	$2.47
Diluted – as reported	$2.09	$1.84	$2.11	$2.60
Diluted – proforma	$2.03	$1.76	$2.01	$2.44

Statement of cash flows data

The following presents our supplemental cash flow information:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)
Cash paid for interest	$35,388	$13,735	$43,692	$21,743
Cash paid for income taxes	$13,413	$7,273	$18,708	$9,705
Non-cash effect of issuance of restricted and common stock, net of forfeitures	$27	$—	$97	$225
Tax effect of exercise of stock options	$26	$1,778	$26	$2,038

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which is applicable to financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted this statement effective December 30, 2002, the beginning of our 2003 fiscal year, with no material impact to our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN No. 46 must be applied to variable interests in variable interest entities created before February 1, 2003, beginning in the first interim period beginning after June 15, 2003.  After initial measurement of all enterprises that we have a relationship with for status as a variable interest entity, a further assessment must be made to determine if we are the primary beneficiary.  A primary beneficiary absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both.  A primary beneficiary relationship requires consolidation treatment.  Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which is applicable to contracts entered into or modified after June 30, 2003, and to hedging relationships designated after June 30, 2003.  SFAS No. 149 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) for decisions made as part of the Derivatives Implementation Group process, which required amendments to SFAS No. 133; in connection with financial instrument-related FASB projects; and in connection with other issues that arose during the implementation phase of SFAS No. 133.  The adoption of this statement on June 30, 2003, did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is applicable to financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement requires that certain financial instruments that have previously been classified as equity but that have characteristics of both equity and liabilities, be classified as liabilities.  These instruments include, but are not limited to, instruments that embody obligations to purchase or issue shares at the settlement date of an obligation.  Our adoption of this statement is not expected to have a material effect on our operating results or financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF No. 00-21). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. We do not expect that the adoption of EITF No. 00-21 will have a significant impact on our consolidated results of operations and financial position.

3. COORS BREWERS LIMITED ACQUISITION

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew S.A., for a total purchase price of 1.2 billion British pound sterling (GBP) (approximately $1.7 billion at then-prevailing exchange rates), plus associated fees and expenses. The acquisition supported our key strategic goal of growing our beer business internationally to broaden our geographic platform; diversify revenues, profits and cash flows; and increase our brand portfolio, which we believe will significantly enhance our competitive position in the worldwide beer industry.

There were a number of factors, including the existence of a strong management team, a proven track record of introducing and marketing successful brands, an efficient sales and distribution system, complementary products, an effective sales force and the existence of financial and operating synergies. (see Footnote 5, Goodwill and Other Intangibles, for further discussion of goodwill).

The business, renamed CBL, includes the majority of the assets that previously made up Bass Brewers, including the Carling®, Worthington® and Caffrey’s® beer brands; the U.K. and Republic of Ireland distribution rights to Grolsch® (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest brand we acquired by volume, are mainly for territories in Europe.  In addition, CBL wholesales other companies’ beers, wines, liquors, ciders, soft drinks and other products. Since CBL purchases and resells these products, they are included in both Net sales and Cost of goods sold but are not included in reported sales volumes.

As noted in Footnote 2, Significant Accounting Policies, the results of CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The following table shows the proforma results of our consolidated operations for the twenty-six weeks ended June 30, 2002, as if the business combination had occurred at the beginning of that fiscal year, as well as comparative actual consolidated results for the twenty-six weeks ended June 29, 2003, when we owned CBL for the whole period.  The 2002 proforma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of that year and are not intended to be indicative of future results of operations.

	Twenty-six Weeks Ended
	June 29, 2003 (actual)	June 30, 2002 (proforma)
	(In thousands, except per share data) (Unaudited)
Net sales	$1,928,517	$1,874,862
Pretax income	$104,154	$129,924
Net income	$77,148	$81,618
Net income per common share:
Basic	$2.12	$2.26
Diluted	$2.11	$2.23

4. BUSINESS SEGMENTS

Our segment information is presented in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which establishes standards for reporting information about operating segments in interim and annual financial statements.  In accordance with this standard, we categorize our operations into three segments: the Americas, Europe and Corporate. These segments are managed and reviewed by separate operating teams, even though the Europe and Americas segments both consist primarily of the manufacture, marketing and sale of beer and other beverage products.

The Americas segment primarily consists of our production, marketing, and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also includes a small amount of volume, primarily U.S. sourced, that is sold outside of the United States and its territories, as well as some contract-produced products from China that are sold in Asia.

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

The Corporate segment currently includes interest and certain other corporate costs that are not attributable to either the Americas or Europe operating segments. In 2003, we began allocating certain general and administrative expenses to the Corporate segment. Prior year segment amounts have been reclassified to conform to the new presentation.  The large majority of corporate costs relate to worldwide finance and administrative functions such as legal, human resources, insurance and risk management.

No single customer accounted for more than 10% of our sales or accounts receivable.

Summarized financial information concerning our reportable segments is shown in the following table:

THIRTEEN WEEKS ENDED JUNE 29, 2003

	Americas	Europe	Corporate	Total
	(In thousands)

Sales	$808,164	$661,207	$—	$1,469,371
Beer excise taxes	(116,131)	(252,864)	—	(368,995)
Net sales	692,033	408,343	—	1,100,376
Cost of goods sold	(401,512)	(281,575)	—	(683,087)
Marketing, general and administrative	(201,106)	(91,472)	(7,234)	(299,812)
Operating income (loss)	89,415	35,296	(7,234)	117,477
Interest income	—	4,388	815	5,203
Interest expense	—	—	(22,694)	(22,694)
Other income (expense), net	795	2,203	(90)	2,908
Income (loss) before income taxes	$90,210	$41,887	$(29,203)	$102,894
Other financial data:
Depreciation, depletion and amortization	$31,384	$28,713	$—	$60,097
Capital expenditures	$24,928	$27,139	$—	$52,067

THIRTEEN WEEKS ENDED JUNE 30, 2002

	Americas	Europe	Corporate	Total
	(In thousands)

Sales	$791,531	$571,494	$—	$1,363,025
Beer excise taxes	(114,955)	(200,301)	—	(315,256)
Net sales	676,576	371,193	—	1,047,769
Cost of goods sold	(400,473)	(239,547)	—	(640,020)
Marketing, general and administrative	(191,113)	(88,923)	(6,275)	(286,311)
Special credits (charges)	1,644	—	(570)	1,074
Operating income (loss)	86,634	42,723	(6,845)	122,512
Interest income	—	5,011	1,336	6,347
Interest expense	—	—	(19,563)	(19,563)
Other income (expense), net	142	(1,117)	(1,596)	(2,571)
Income (loss) before income taxes	$86,776	$46,617	$(26,668)	$106,725
Other financial data:
Depreciation, depletion and amortization	$33,194	$30,816	$—	$64,010
Capital expenditures and additions to intangibles	$26,631	$32,891	$—	$59,522

TWENTY-SIX WEEKS ENDED JUNE 29, 2003

	Americas	Europe	Corporate	Total
	(In thousands)

Sales	$1,423,689	$1,146,537	$—	$2,570,226
Beer excise taxes	(204,900)	(436,809)	—	(641,709)
Net sales	1,218,789	709,728	—	1,928,517
Cost of goods sold	(739,102)	(503,459)	—	(1,242,561)
Marketing, general and administrative	(366,245)	(175,417)	(12,460)	(554,122)
Operating income (loss)	113,442	30,852	(12,460)	131,834
Interest income	—	8,753	1,109	9,862
Interest expense	—	—	(43,834)	(43,834)
Other income (expense), net	3,457	3,008	(173)	6,292
Income (loss) before income taxes	$116,899	$42,613	$(55,358)	$104,154
Other financial data:
Depreciation, depletion and amortization	$63,312	$54,116	$—	$117,428
Capital expenditures	$43,465	$64,373	$—	$107,838

TWENTY-SIX WEEKS ENDED JUNE 30, 2002

	Americas	Europe	Corporate	Total
	(In thousands)

Sales	$1,428,500	$878,781	$—	$2,307,281
Beer excise taxes	(206,948)	(306,742)	—	(513,690)
Net sales	1,221,552	572,039	—	1,793,591
Cost of goods sold	(743,805)	(378,559)	—	(1,122,364)
Marketing, general and administrative	(348,890)	(141,976)	(10,859)	(501,725)
Special credits (charges)	840	—	(2,642)	(1,802)
Operating income (loss)	129,697	51,504	(13,501)	167,700
Interest income	—	7,431	3,177	10,608
Interest expense	—	—	(28,973)	(28,973)
Other (expense) income, net	(7)	761	1,602	2,356
Income (loss) before income taxes	$129,690	$59,696	$(37,695)	$151,691
Other financial data:
Depreciation, depletion and amortization	$64,070	$44,650	$—	$108,720
Capital expenditures and additions to intangibles	$63,959	$40,544	$—	$104,503

	Americas	Europe	Corporate	Total
	(In thousands)
Balance sheet data:
As of June 29, 2003
Total assets	$1,546,543	$2,722,963	—	$4,269,506
Investments in joint ventures	$98,628	$87,677	—	$186,305
As of December 29, 2002
Total assets	$1,539,973	$2,757,438	—	$4,297,411
Investments in joint ventures	$94,417	$96,767	—	$191,184

The following tables represent Net sales and long-lived assets by geographic segment:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)		(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$672,152	$639,002	$1,184,044	$1,170,921
United Kingdom	408,343	389,665	704,865	590,511
Other foreign countries	19,881	19,102	39,608	32,159
Net sales	$1,100,376	$1,047,769	$1,928,517	$1,793,591

	As of
	June 29, 2003	December 29, 2002
	(In thousands)

Net long-lived assets(2):
United States and its territories	$1,033,983	$1,074,579
United Kingdom	1,632,351	1,561,555
Other foreign countries	232	250
Net long-lived assets	$2,666,566	$2,636,384

(1)          Net sales attributed to geographic areas are based on the location of the customer.

(2)          Long-lived assets include tangible and intangible assets.

5. GOODWILL AND OTHER INTANGIBLES

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, rather than being amortized as previously required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets other than goodwill are carried at cost less accumulated amortization.

We adopted the provisions of SFAS No. 142 effective the beginning of fiscal year 2002. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets considered to have indefinite lives totaling $76.5 million. Additionally, we have $17.4 million of intangible assets considered to have indefinite lives that were previously not amortized.

SFAS No. 142 stipulates that we are required to perform impairment tests on at least an annual basis and more frequently in certain circumstances. We identified no goodwill or indefinite-lived intangibles that are impaired under the guidelines of SFAS No. 142 as a result of our most recent evaluation performed during the third quarter of the 2002 fiscal year.  Furthermore, while we did not perform our annual impairment testing during the first half of 2003, we are not aware of any event that occurred during the year which would have caused goodwill or indefinite-lived intangible assets to become impaired.

The following tables present details of our intangible assets excluding goodwill as of June 29, 2003:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In millions)
Intangible assets subject to amortization:
Brands	3-20	$89.0	$(16.3)	$72.7
Distribution rights	2-10	32.9	(6.8)	26.1
Patents and technology and distribution channels	3-10	30.6	(6.9)	23.7
Other	5-34	16.7	(6.5)	10.2
Intangible assets not subject to amortization:
Brands	Indefinite	330.6	—	330.6
Pension	N/A	42.3	—	42.3
Other	Indefinite	27.6	—	27.6
Total			$(36.5)	$533.2

Based on average foreign currency exchange rates for the quarter ended June 29, 2003, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2003 (remaining)	$10.5
2004	$19.0
2005	$13.2
2006	$12.7
2007	$8.6

Amortization expense of intangible assets was $13.0 million and $11.7 million for the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively.

Upon the acquisition of CBL on February 2, 2002, we recorded $637 million of goodwill. The total goodwill was determined using the residual method under SFAS No. 141. This goodwill was allocated between our Europe and Americas segments based on which segment would benefit from certain synergies created by the acquisition. A portion of the acquired goodwill was attributable to operating and financial synergies resulting from the combination. The financial synergy goodwill was calculated by comparing the risk premiums expected by investors associated with the CBC business with and without the CBL acquisition. This synergy was then associated with the segments based on an analysis of the Europe segment with and without the weighted average cost of capital differential as well as the two segments’ relative earnings contributions. Operating cost savings were valued and allocated to the reporting unit where the savings were expected to occur.  Application of this methodology resulted in the following allocations:

As of February 2, 2002

	Europe	Americas	Total
	(In millions)
Goodwill	$445	$—	$445
Financial synergies	47	75	122
Operational synergies	30	40	70
Total Goodwill	$522	$115	$637

As of June 29, 2003, goodwill was allocated between our reportable segments as follows:

Segment	Balance at June 29, 2003
(In millions)
Americas	$122.1
Europe	620.7
Total	$742.8

Changes in our Europe goodwill balance from February 2, 2002, and from our fiscal year end to June 29, 2003, were the result of GBP foreign currency exchange rate fluctuation.

6. RESTRUCTURING

Americas

During the second quarter of 2003, we incurred charges of $0.6 million related to a reorganization initiative in our Information Technology group.  The charge related entirely to employee severance costs and was accounted for under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146).  As of June 29, 2003, 21 employees had been terminated (19 of whom were eligible for termination benefits) and two more will be terminated by the end of the year.  Payouts on this accrual are expected to be substantially complete by the end of our third quarter.

In 2002, we incurred restructuring charges related to various initiatives in our Golden brewery business in an effort to consolidate and lower our future overhead costs.  The charge consisted primarily of employee severance costs and was accounted for under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF No. 94-3), because the charge was initiated prior to our adoption of SFAS No. 146.  Since the date of our original accrual, we have incurred further charges related to an expansion of this initiative and have accounted for these additional costs under SFAS No. 146.  Payouts on this accrual are expected to be completed by the end of the 2003 fiscal year.  As of June 29, 2003, 131 employees had been terminated and an estimated 20 more will be terminated over the course of the year.

Our restructuring charges are allocated to Cost of goods sold or to Marketing, general and administrative expense depending on the nature of the charge. The following table illustrates the changes in the liability balance since December 29, 2002, our last fiscal year end:

Amount
(In thousands)
Beginning balance at December 29, 2002	$6,983
Adjustments	142
Cash payments	(3,346)
Balance at March 30, 2003	3,779
Adjustments	68
Additional accruals	970
Cash payments	(3,281)
Ending balance at June 29, 2003	$1,536

The adjustments made during the first two quarters of 2003 consist primarily of differences between the initial accrual estimate and the actual amount paid out.  Additional accruals consist of employee severance charges related to the Information Technology restructure discussed above and to additional terminations resulting from an extension of the brewing operations restructure, as accounted for under SFAS No. 146.

Europe

In March 2002, we announced plans to close our Cape Hill brewery and the Alloa malting facility. The majority of production at Cape Hill related to brands that were retained by Interbrew. The production at the Alloa malting facility has been moved to other existing malting facilities. The alternative use value for these sites, and the associated estimated exit costs were reflected in the purchase price of CBL.  The Alloa malting facility was sold in 2002.  The Cape Hill Brewery is currently being held for sale and has a carrying value at June 29, 2003 of approximately $35 million.  Our restructuring reserve consists of charges related to employee severance and site closure costs and was accounted for under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table illustrates the changes in the liability balance since our last fiscal year end (inclusive of foreign currency exchange fluctuations):

Amount
(In thousands)
Balance at December 29, 2002	$9,569
Site closure costs	(246)
Cash payments	(1,696)
Effect of foreign currency translation	(143)
Balance at March 30, 2003	7,484
Site closure costs	(88)
Cash payments	(2,877)
Effect of foreign currency translation	307
Balance at June 29, 2003	$4,826

Cash payments consist primarily of severance and other employee benefits related to the closure and are expected to be completed by year-end 2003.  Adjustments made during the twenty-six week period through June 29, 2003, resulted from differences between estimated and actual costs to close the facility.

7. OTHER COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)
Net income	$76,342	$67,616	$77,148	$94,819
Other comprehensive income:
Foreign currency translation adjustments	22,665	42,049	53,397	42,201
Unrealized gain (loss) on derivative instruments, net of tax	9,137	(374)	519	(1,667)
Reclassification adjustment on derivative instruments, net of tax	455	1,669	1,949	2,202
Comprehensive income	$108,599	$110,960	$133,013	$137,555

8. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands, except per share amounts)
Net income available to common shareholders	$76,342	$67,616	$77,148	$94,819

Weighted average shares for basic EPS	36,319	36,117	36,318	36,045
Effect of dilutive securities:
Stock options granted to employees	184	546	202	411
Restricted shares for basic EPS	21	21	21	21
Weighted average shares for diluted EPS	36,524	36,684	36,541	36,477

Basic EPS	$2.10	$1.87	$2.12	$2.63
Diluted EPS	$2.09	$1.84	$2.11	$2.60

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive securities totaling approximately 3.8 million shares and 1.4 million shares in the twenty-six weeks ended June 29, 2003, and June 30, 2002, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

9. CONTINGENCIES

Environmental

We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver) and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the litigation then outstanding. Our settlement was based on an assumed cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs in excess of that amount.

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

Disputes

In February 2003, an arbitration panel found in favor of CBC in a contract interpretation issue between CBC and one of its wholesalers.  The revenues that were the subject of the arbitration were generated by sales during 2002 and totaled approximately $4.2 million.  This revenue was recorded in Net sales during the first quarter of 2003.

We are involved in certain disputes and legal actions arising in the ordinary course of our business aside from the environmental issues discussed above.  While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes or legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

10. DEBT

Our total borrowings as of June 29, 2003, and December 29, 2002, were composed of the following:

	As of
	June 29, 2003	December 29, 2002
	(In thousands)
Short-term borrowings	$39,350	$101,654

6.95% Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes	857,765	855,289
Senior Credit Facility:
USD amortizing term loan	168,000	168,000
GBP amortizing term loan	66,805	365,689
Commercial paper	299,556	—
Other	18,407	16,809
Total long-term debt (including current portion)	1,430,533	1,425,787
Less current portion of long-term debt	(44,079)	(42,395)
Total long-term debt	$1,386,454	$1,383,392

The aggregate principal debt maturities of total debt for the next five fiscal years and thereafter are as follows:

Amount

(In thousands)
2003	$44,079
2004	40,906
2005	111,043
2006	75,810
2007	299,213
Thereafter	859,482
Total debt	$1,430,533

Senior private placement notes

At June 29, 2003, we had $20 million in 6.95% unsecured Senior private placement notes due July 2005, outstanding and classified as long-term debt. Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at June 29, 2003.

6 3/8% Senior notes

On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% Senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) which allows us to retire the notes at whole, or any time at a redemption price. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were originally issued as part of our financing for the acquisition of CBL.  The notes were issued with registration rights and are guaranteed by Adolph Coors Company and certain domestic subsidiaries (see Footnote 12, Supplemental Guarantor Information).  The stated value of these notes is affected by the value of an associated interest rate swap (see Footnote 11, Derivative Instruments).

Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the Securities and Exchange Commission. The exchange of all the notes was completed on September 16, 2002.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured debt above certain threshold percentages of consolidated net tangible assets and restrictions on certain types of sale-leaseback transactions.  As of June 29, 2003, we were in compliance with all of these restrictions.

Senior credit facility

At June 29, 2003, we had $235 million outstanding in unsecured Senior Credit facilities consisting of a U.S. dollar denominated amortizing term loan in an aggregate principal amount of $168 million and a 40.5 million GBP denominated amortizing term loan.  Based on foreign currency exchange rates at June 29, 2003, the aggregate principal amount outstanding related to the 40.5 million GBP amortizing term loan was $66.8 million.  In June 2003, we made a payment of approximately 181.1 million GBP ($300.3 million at then-prevailing foreign currency exchange rates) using proceeds from our issuance of Commercial paper (see discussion of Commercial paper below).  The payment was applied against outstanding principal and interest on our GBP denominated amortizing term loan.  In addition, we accelerated the amortization on loan fees related to our GBP amortizing term loan on the date of the payment and expensed approximately $2.4 million.

Our term loans are payable quarterly in arrears beginning June 27, 2003, and mature February 1, 2007. Amounts outstanding under our term loan bear interest at a rate per annum equal to either an adjusted LIBOR or an alternate base rate, at our option, in each case plus an additional margin. The additional margin is set based on our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody’s). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable at the end of the time period corresponding to the selected LIBOR.

We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings (see Footnote 12, Supplemental Guarantor Information).

Our term loans require us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens, and guarantees; mergers, consolidations, and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of June 29, 2003, we were in compliance with all of these restrictions.

Commercial paper

In June 2003, we issued approximately $300 million in Commercial paper.  Our entire Commercial paper balance is classified as long-term, reflecting our intent and ability to refinance these borrowings on a long-term basis through our Revolving Line of Credit (See discussion of Revolving Line of Credit below).  We applied the proceeds from this borrowing toward the outstanding balance on our GBP-denominated Senior Credit Facility.  As of June 29, 2003, the interest rates on our Commercial paper borrowings ranged from 1.16% to 1.43%, with a weighted average of 1.34%.

Revolving line of credit

In June 2003, we increased our unsecured committed credit arrangement from $300 million to $500 million in order to support our Commercial paper program.  As of June 29, 2003, $300 million of the total $500 million line of credit was being used as a backstop for our Commercial paper program and the remainder was available for general corporate purposes.  As of June 29, 2003, all of our available line of credit was available to us. This line of credit has a five-year term expiring 2007. On a quarterly basis, we pay a facilities fee based on the total amount of available committed credit. Under the terms of this credit facility, we are required to maintain the same leverage ratio and interest coverage ratio as those defined in our term loan, as well as operate our business with the same restrictions as defined in our term loan. We were in compliance with these requirements at June 29, 2003. Amounts outstanding under our revolving line of credit bear interest at a rate per annum equal to either an adjusted LIBOR plus margin or an alternate base rate, at our option. The additional margin is set based upon our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody’s). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable when principal payments are made or, if principal amounts are outstanding for more than 90 days, at the end of each 90-day period and upon final repayment of principal amounts.

Short-term Borrowings and Uncommitted Lines of Credit

At June 29, 2003, CBC had two USD uncommitted lines of credit totaling $40.0 million. The lines of credit are with two different lenders. We had $32.3 million outstanding under these lines of credit as of June 29, 2003.  Amounts outstanding under the lines of credit bear interest at a rate stated by the lender.

In addition, CBL had two 10 million GBP uncommitted lines of credit and a 10 million GBP overdraft facility.  No amount had been drawn on the overdraft facility as of June 29, 2003.  The lines of credit had outstanding values totaling approximately 2.5 million GBP ($4.1 million based on foreign currency exchange rates at June 29, 2003).  These lines of credit bear interest at a floating rate determined by the lender.

Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24.9 million based on foreign currency exchange rates at June 29, 2003. No amount was outstanding on this line of credit at June 29, 2003; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount.

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

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances, we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount.  At June 29, 2003, no collateral was posted by us or our counterparties.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as Other liabilities or Other long-term liabilities. In addition, the stated value of our 6 3/8% Senior notes is effected by the fair value of an associated interest rate swap (see Footnote 10, Debt).

The majority of all derivatives entered into by us qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of SFAS No. 133.

We consider whether any provisions in non-derivative contracts represent “embedded” derivative instruments as described in SFAS No. 133. As of June 29, 2003, we have concluded that no “embedded” derivative instruments warrant separate fair value accounting under SFAS No. 133.

Changes in fair values of outstanding derivatives that are highly effective as per the definition of SFAS No. 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The consolidated statement of income treatment of effective hedge results offsets the gains or losses on the underlying exposure.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges and commodity cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings. During the first half of 2003, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

As of June 29, 2003, $4.0 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of June 29, 2003, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

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

On May 7, 2002, we entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign currency exchange rates). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Footnote 10, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that result from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between us and CBL.

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

12. SUPPLEMENTAL GUARANTOR INFORMATION

On May 7, 2002, our wholly-owned subsidiary, CBC (Issuer) completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors).  The guarantees are full and unconditional and joint and several.  A significant amount of the Issuer’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

The following information sets forth our Condensed Consolidating Balance Sheets as of June 29, 2003, and December 29, 2002, and the Condensed Consolidating Statements of Income for the thirteen and twenty-six weeks ended June 29, 2003, and June 30, 2002, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2003, and June 30, 2002. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$717,238	$35,748	$716,385	$—	$1,469,371
Beer excise taxes	—	(113,528)	(223)	(255,244)	—	(368,995)
Net sales	—	603,710	35,525	461,141	—	1,100,376
Cost of goods sold	—	(354,771)	(28,579)	(299,737)	—	(683,087)
Equity in subsidiary earnings	67,917	36,339	—	—	(104,256)	—
Gross profit	67,917	285,278	6,946	161,404	(104,256)	417,289
Marketing, general and administrative expenses	(123)	(191,018)	(7,377)	(101,294)	—	(299,812)
Operating income (loss)	67,794	94,260	(431)	60,110	(104,256)	117,477
Interest income	197	—	61	4,945	—	5,203
Interest income (expense)	11,156	(16,384)	764	(18,230)	—	(22,694)
Other (expense) income	(90)	31	23,520	(20,553)	—	2,908
Income before income taxes	79,057	77,907	23,914	26,272	(104,256)	102,894

Income tax expense	(2,715)	(10,128)	(5,827)	(7,882)	—	(26,552)
Net income	$76,342	$67,779	$18,087	$18,390	$(104,256)	$76,342

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 30, 2002
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$700,544	$35,026	$627,455	$—	$1,363,025
Beer excise taxes	—	(111,785)	(549)	(202,922)	—	(315,256)
Net sales	—	588,759	34,477	424,533	—	1,047,769
Cost of goods sold	—	(352,281)	(25,307)	(262,432)	—	(640,020)
Equity in subsidiary earnings	61,498	37,240	—	—	(98,738)	—
Gross profit	61,498	273,718	9,170	162,101	(98,738)	407,749
Marketing, general and administrative expenses	(81)	(180,002)	(6,986)	(99,242)	—	(286,311)
Special credits	—	1,074	—	—	—	1,074
Operating income	61,417	94,790	2,184	62,859	(98,738)	122,512
Interest income	251	93	—	6,003	—	6,347
Interest income (expense)	10,154	(15,983)	3,604	(17,338)	—	(19,563)
Other (expense) income	(77)	(553)	11,750	(13,691)	—	(2,571)
Income before income taxes	71,745	78,347	17,538	37,833	(98,738)	106,725
Income tax expense	(4,129)	(16,563)	(7,067)	(11,350)	—	(39,109)
Net income	$67,616	$61,784	$10,471	$26,483	$(98,738)	$67,616

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,275,747	$49,500	$1,244,979	$—	$2,570,226
Beer excise taxes	—	(200,352)	(439)	(440,918)	—	(641,709)
Net sales	—	1,075,395	49,061	804,061	—	1,928,517
Cost of goods sold	—	(671,715)	(39,020)	(531,826)	—	(1,242,561)
Equity in subsidiary earnings	60,640	33,822	—	—	(94,462)	—
Gross profit	60,640	437,502	10,041	272,235	(94,462)	685,956
Marketing, general and administrative expenses	(241)	(345,887)	(14,091)	(193,903)	—	(554,122)
Operating income (loss)	60,399	91,615	(4,050)	78,332	(94,462)	131,834
Interest income	366	—	61	9,435	—	9,862
Interest income (expense)	22,727	(30,283)	426	(36,704)	—	(43,834)
Other (expense) income	(90)	7,175	39,705	(40,498)	—	6,292
Income before income taxes	83,402	68,507	36,142	10,565	(94,462)	104,154

Income tax expense	(6,254)	(8,032)	(9,550)	(3,170)	—	(27,006)
Net income	$77,148	$60,475	$26,592	$7,395	$(94,462)	$77,148

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2002
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,280,325	$50,446	$976,510	$—	$2,307,281
Beer excise taxes	—	(201,724)	(992)	(310,974)	—	(513,690)
Net sales	—	1,078,601	49,454	665,536	—	1,793,591
Cost of goods sold	—	(671,687)	(36,558)	(414,119)	—	(1,122,364)
Equity in subsidiary earnings	79,784	48,571	—	—	(128,355)	—
Gross profit	79,784	455,485	12,896	251,417	(128,355)	671,227
Marketing, general and administrative expenses	(165)	(330,106)	(12,838)	(158,616)	—	(501,725)
Special charges		(1,802)	—	—		(1,802)
Operating income	79,619	123,577	58	92,801	(128,355)	167,700
Interest income	786	486	—	9,336	—	10,608
Interest income (expense)	18,721	(25,675)	4,109	(26,128)	—	(28,973)
Other income (expense)	6,142	3,598	23,059	(30,443)	—	2,356
Income before income taxes	105,268	101,986	27,226	45,566	(128,355)	151,691

Income tax expense	(10,449)	(21,668)	(11,085)	(13,670)	—	(56,872)
Net income	$94,819	$80,318	$16,141	$31,896	$(128,355)	$94,819

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 29, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$300	$2,473	$2,395	$7,597	$—	$12,765
Accounts receivable, net	—	132,816	11,772	458,682	—	603,270
Other receivables, net	6,081	37,821	1,091	58,463	—	103,456
Inventories, net	—	87,655	4,843	72,804	—	165,302
Deferred tax asset	398	18,053	(1,580)	451	—	17,322
Other current assets	—	38,252	402	57,559	—	96,213
Total current assets	6,779	317,070	18,923	655,556	—	998,328
Properties, net	—	825,587	20,543	544,487	—	1,390,617
Goodwill	—	115,978	(137,517)	764,333	—	742,794
Other intangibles, net	—	69,774	82,866	380,515	—	533,155
Investments in joint ventures	—	90,363	—	95,942	—	186,305
Net investment in and advances to subs	1,114,782	1,791,527	—	—	(2,906,309)	—
Long-term deferred tax asset	16,413	(3,330)	159,163	46,452	—	218,698
Other non-current assets	5,435	76,966	3,486	113,722	—	199,609

Total assets	$1,143,409	$3,283,935	$147,464	$2,601,007	$(2,906,309)	$4,269,506

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$144,181	$2,673	$131,582	$—	$278,436
Accrued salaries and vacations	—	46,489	1,063	3,648	—	51,200
Taxes, other than income	—	33,006	536	142,806	—	176,348
Accrued expenses and other liabilities	15,598	93,386	3,526	261,286	—	373,796
Short-term borrowings	—	32,300	—	7,050	—	39,350
Current portion of long-term debt	—	44,079	—	—	—	44,079
Total current liabilities	15,598	393,441	7,798	546,372	—	963,209
Long-term debt	20,000	1,348,047	—	18,407	—	1,386,454
Deferred tax liability	—	—	—	168,141	—	168,141
Other long-term liabilities	7,468	428,673	2,298	212,920	—	651,359
Total liabilities	43,066	2,170,161	10,096	945,840	—	3,169,163
Total shareholders’ equity	1,100,343	1,113,774	137,368	1,655,167	(2,906,309)	1,100,343

Total liabilities and shareholders’ equity	$1,143,409	$3,283,935	$147,464	$2,601,007	$(2,906,309)	$4,269,506

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2002
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$161	$499	$634	$57,873	$—	$59,167
Accounts receivable, net	—	99,560	9,974	511,512	—	621,046
Other receivables, net	—	30,078	1,031	53,271	—	84,380
Inventories, net	—	101,147	4,217	79,307	—	184,671
Deferred tax asset	397	20,108	—	471	—	20,976
Other current assets	—	41,301	—	42,355	—	83,656
Total current assets	558	292,693	15,856	744,789	—	1,053,896
Properties, net	—	844,206	24,645	511,388	—	1,380,239
Goodwill	—	116,101	(130,652)	741,620	—	727,069
Other intangibles, net	—	70,363	83,990	374,723	—	529,076
Investments in joint ventures	—	94,417	—	96,767	—	191,184
Net investment in and advances to subs	1,068,297	1,739,421	—	—	(2,807,718)	—
Long-term deferred tax asset	2,968	(14,545)	158,187	59,790	—	206,400
Other non-current assets	4,761	83,787	3,488	117,511	—	209,547

Total assets	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$167,037	$2,869	$164,741	$—	$334,647
Accrued salaries and vacations	—	57,642	1,151	20,208	—	79,001
Taxes, other than income	—	29,907	694	147,443	—	178,044
Accrued expenses and other liabilities	67,944	62,655	63,009	218,542	—	412,150
Short-term borrowings	—	22,100	—	79,554	—	101,654
Current portion of long- term debt	—	42,395	—	—	—	42,395
Total current liabilities	67,944	381,736	67,723	630,488	—	1,147,891
Long-term debt	20,000	1,363,392	—	—	—	1,383,392
Deferred tax liability	—	—	—	156,437	—	156,437
Other long-term liabilities	6,789	413,673	28	207,350	—	627,840
Total liabilities	94,733	2,158,801	67,751	994,275	—	3,315,560
Total shareholders’ equity	981,851	1,067,642	87,763	1,652,313	(2,807,718)	981,851

Total liabilities and shareholders’ equity	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$10,275	$69,585	$24,270	$57,374	$161,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	—	(42,342)	(797)	(64,699)	(107,838)
Proceeds from sales of properties	—	303	8,588	3,637	12,528
Investment in Molson USA, LLC	—	(2,745)	—	—	(2,745)
Other	—	(630)	—	—	(630)
Net cash (used in) provided by investing activities	—	(45,414)	7,791	(61,062)	(98,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	113	—	—	—	113
Dividends paid	(14,901)	—			(14,901)
Net proceeds (payments) from short-term borrowings	—	10,200	—	(75,587)	(65,387)
Net proceeds on commercial paper	—	299,556	—	—	299,556
Payments on debt and capital lease obligations	—	(312,482)	—	—	(312,482)
Change in overdraft balances	—	(16,280)	—	—	(16,280)
Net activity in investment and advances from (to) subsidiaries	4,652	(3,191)	(30,496)	29,035	—
Net cash (used in) financing activities	(10,136)	(22,197)	(30,496)	(46,552)	(109,381)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	139	1,974	1,565	(50,240)	(46,562)
Effect of exchange rate changes on cash and cash equivalents	—	—	196	(36)	160
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$300	$2,473	$2,395	$7,597	$12,765

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2002
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$10,037	$(13,249)	$16,746	$45,025	$58,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of investments	232,758	—	—	—	232,758
Capital Expenditures	(185)	(76,332)	93,655	(121,641)	(104,503)
Proceeds from sales of properties	—	496	—	12,662	13,158
Acquisition of Coors Brewers Limited, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Other	—	201	(1,077)	75	(801)
Net cash provided by (used in) investing activities	232,573	(190,740)	(72)	(1,488,449)	(1,446,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	11,381	—	—	—	11,381
Dividends paid	(14,796)	—	—	—	(14,796)
Proceeds (payments) from issuance of debt	—	2,391,955	—	(20)	2,391,935
Net proceeds from short-term borrowings	—	—	—	4,599	4,599
Payments on debt and capital lease obligation	(5,000)	(925,599)	—	—	(930,599)
Change in overdraft balances	—	(16,385)	—	—	(16,385)
Net activity in investment and advances (to) from subsidiaries	(250,160)	(1,248,743)	(15,403)	1,514,306	—
Net cash (used in) provided by financing activities	(258,575)	201,228	(15,403)	1,518,885	1,446,135

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(15,965)	(2,761)	1,271	75,461	58,006
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,967	2,967
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of quarter	$42,600	$2,029	$1,995	$91,482	$138,106

13. INVESTMENTS

In January 2003, the FASB issued FIN No. 46.  Among other things, FIN No. 46 requires that, where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size, activity and maximum exposure to loss of the variable interest entity in our financial statements (see also Footnote 2, Significant Accounting Policies, for other accounting requirements).  Although we have not completed our analysis, the following table summarizes those entities in which we believe it is reasonably possible they may be variable interest entities in accordance with FIN No. 46:

Non-Majority Owned Equity Investments:

	Total Assets as of June 29, 2003	Company share of joint venture (loss) income for the twenty-six weeks ended June 29, 2003
	(In thousands)
Molson USA, LLC	$18,026	$(1,023)
Rocky Mountain Bottle Company, LLC	$53,929	$6,254
Rocky Mountain Metal Container, LLC	$88,496	$36
Tradeteam	$104,039	$2,799
Grolsch UK Limited	$29,089	$1,604

Molson USA, LLC

In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. (Molson), and paid $65 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson’s brands of beer in the United States. We account for this joint venture by using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. We recognize our share of the joint venture results in the Other income, net line in our Condensed Consolidated Statements of Income given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $43 million, net of tax.

Rocky Mountain Bottle Company

We have a 50% interest in a joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company, LLC (RMBC), to produce glass bottles at our glass manufacturing facility. Under this agreement, RMBC has a contract to supply the majority of the Golden Brewery’s bottle requirements and Owens has a contract to supply the balance of our bottle requirements not met by RMBC in the United States. Our share of pre-tax joint venture profits for this investment has been offset against Cost of goods sold in our Condensed Consolidated Statements of Income. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

On July 29, 2003, we signed a new agreement with Owens for the operation of RMBC and related production of glass bottles for our domestic product (see Footnote 14, Subsequent Events for further information regarding this agreement).

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

Tradeteam

Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other U.K. brewers.  We recorded our 2002 share of pre-tax joint venture profits for this investment in Cost of goods sold since nearly all activities of Tradeteam were carried out on behalf of CBL.  Our 2003 share of pre-tax joint venture profits has been included in the Other income, net line of our Condensed Consolidated Statements of Income since Tradeteam now carries out significant activities on behalf of unrelated third parties. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Grolsch

CBL has a 49% interest in the joint venture company Grolsch UK Limited. The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL under a contract brewing arrangement with the joint venture. CBL and Grolsch NV sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Our share of pre-tax joint venture profits for this investment has been offset against Cost of goods sold in our Condensed Consolidated Statements of Income. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Majority –Owned, Non-Consolidated Equity Investment:

	Total Assets as of June 29, 2003	Company share of joint venture (loss) income for the twenty-six weeks ended June 29, 2003
	(In thousands)
Coors Canada	$21,690	$19,832

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

14.  SUBSEQUENT EVENTS

On July 29, 2003, we signed an agreement with Owens that provides for the production of glass bottles for our domestic products and operation of the RMBC joint venture.  The agreement is effective as of August 1, 2003, expires in 2015 and supercedes a previous agreement we had with Owens  for the supply of bottles for our non-Golden commercial business and for the production of bottles and operation of RMBC.

As of August 11, 2003, we had fully repaid the balance of our GBP-denominated amortizing term loan.  Our repayment was made in three installments and totaled 40.5 million GBP, or $65.7 million based on foreign currency exchange rates prevailing on the dates of the repayments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the thirteen and twenty-six weeks ended June 29, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the fiscal year ended December 29, 2002.

We acquired the Carling business in England and Wales from Interbrew S.A. on February 2, 2002. The operating results and financial position of CBL for the period prior to the acquisition are not included in our results discussed below.

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

We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

In the Americas segment, our allowance for doubtful accounts and credit risk is insignificant as the majority of the Americas accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. Also in the Americas, we secure substantially all of our credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

Because the majority of CBL sales are directly to retail customers, and because we make trade loans to customers, our ability to manage our credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer (total amount of all trade accounts and loans from a specific customer less the amount of security and insurance coverage) at the point the account is considered uncollectible. We record the provision as a bad debt in general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected, and we may be required to record additional allowances.

Pension and Postretirement Benefits

CBC and its subsidiaries have defined benefit plans that cover the majority of employees. As a result of the acquisition of CBL, we assumed responsibility for the assets and liabilities of what was the Bass Brewers Pension Plan, renamed the Coors Brewers Pension Plan. CBC also has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents.  The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS No. 106).  Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates and other assumptions.  We believe that the accounting estimates related to our pension and postretirement plans is a critical accounting estimate because it is highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations and market conditions.

Contingencies, Environmental and Litigation Reserves

When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. As additional information becomes available, we assess the potential liability related to our pending matters and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets, or are incurred to mitigate or prevent future environmental contamination may be capitalized.  Other environmental costs are expensed when incurred. The most significant estimates that could impact our financial statements relate to the Lowry Superfund site.

Goodwill and Intangible Asset Valuation

We adopted the provisions of Statements of Financial Standards No. 141, “Business Combinations” (SFAS No. 141) on July 1, 2001, and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on December 31, 2001. Our investment in Molson USA, LLC, including the goodwill associated with this investment, is accounted for under Accounting Principles Board Opinion No. 18, “The Equity Method of

Accounting for Investments in Common Stock.”  We evaluate the carrying value of our goodwill and other indefinite-lived intangible assets annually, and we evaluate our other intangible assets whenever there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of intangible assets for impairment, most significantly the estimated future cash flows to be generated by these assets. Changes in these estimates could have a material adverse effect on the assessment of our goodwill and other intangible assets, thereby requiring us to write down the assets. As an example, our valuation model for the goodwill associated with our Molson USA joint venture assumes certain volume growth and pricing assumptions that, if not ultimately achieved, could result in impairment charges.

Trade Loans

CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance.

Consistent with GAAP, we have reclassified a portion of the beer revenue into interest income to reflect a market rate of interest on these loans. For the thirteen and twenty-six weeks ended June 29, 2003, this amount was $4.4 million and $8.8 million, respectively. We have included this interest income in the Europe segment since it is related solely to the Europe business, even though all other interest income and expense is reflected in the Corporate segment.

Derivatives

We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for the purpose of speculation. All derivatives held by us are designated as hedges with the expectation that they will be highly effective in offsetting underlying exposures. We account for our derivatives on the Condensed Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), which we early adopted on January 1, 1999. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions may have a material effect on the estimated fair value amounts.

Equity Method Accounting

We generally apply the equity method of accounting to 20% -50% owned investments where we exercise significant influence. As described below, we have an equity ownership in, and conduct business with, various joint ventures, which directly relate to our core activities. There are no related parties that own interests in our equity method investments.

We own a 50.1% interest in Coors Canada, a non-consolidated joint venture that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement.  All manufacture, distribution and sale of CBC branded beers in Canada are contracted to Molson Inc. (Molson) by the partnership. The partnership never takes title to the beer. It is paid an amount equal to the sales proceeds Molson receives from third-party customers, less the costs incurred by Molson for its manufacture, distribution and sale of the CBC branded products. We reflect this amount in revenue in our Condensed Consolidated Statements of Income.

Rocky Mountain Metal Container and Rocky Mountain Bottle Co., along with CBL’s Tradeteam joint venture, are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies sought by us to reduce costs. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand’s owner in a key segment of the U.K. beer market. Our share of the pre-tax joint venture profits for each of these investments has been offset against Cost of goods sold in our Condensed Consolidated Statements of Income.

Effective the first quarter of 2003, we began including our share of Tradeteam results in the Other income, net line of our Condensed Consolidated Statements of Income and will reflect the results on a separate line if and when they become material. We recorded our 2002 share of pre-tax joint venture profits for this investment in Cost of goods sold.  This change in presentation is attributable to Tradeteam no longer providing distribution and logistics services exclusively to CBL.

The Other income, net line also includes the equity method income for the Molson USA joint venture. This joint venture was formed to import, market, sell and distribute Molson products in the United States. We have recorded our share of the venture’s results in the Other income, net line in our Condensed Consolidated Statements of Income given the immateriality of its results.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Judgment is required in determining our worldwide provision for income taxes.  Our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize an amount in the future in excess of a deferred tax asset’s net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the acquisition of CBL that relate to deferred taxes arising from that acquisition would reduce goodwill.

CONSOLIDATED RESULTS OF OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 29, 2003		June 30, 2002		June 29, 2003		June 30, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$1,100,376	100%	$1,047,769	100%	$1,928,517	100%	$1,793,591	100%
Cost of goods sold	(683,087)	62%	(640,020)	61%	(1,242,561)	64%	(1,122,364)	63%
Gross profit	417,289	38%	407,749	39%	685,956	36%	671,227	37%
Marketing, general and administrative expenses	(299,812)	27%	(286,311)	27%	(554,122)	29%	(501,725)	28%
Special credits (charges)	—	—	1,074	—	—	—	(1,802)	—
Operating income	117,477	11%	122,512	12%	131,834	7%	167,700	9%
Interest income	5,203	—	6,347	1%	9,862	1%	10,608	1%
Interest expense	(22,694)	2%	(19,563)	2%	(43,834)	2%	(28,973)	2%
Other income (expense), net	2,908	—	(2,571)	—	6,292	—	2,356	—
Income before income taxes	102,894	9%	106,725	10%	104,154	5%	151,691	8%
Income tax expense	(26,552)	2%	(39,109)	4%	(27,006)	1%	(56,872)	3%
Net income	$76,342	7%	$67,616	6%	$77,148	4%	$94,819	5%

This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity and capital resources for the second quarter and year-to-date ended June 29, 2003, and June 30, 2002, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K dated December 29, 2002.  All of the reported results for the quarter and year-to-date for our Europe segment were positively impacted by approximately an 11% year-over-year appreciation of the British pound against the U.S. dollar.  Additionally, Europe’s year-to-date results were impacted because we owned the business for 26 weeks in 2003 vs. 21 weeks in 2002.

Net sales and volume

In the second quarter of 2003, our Net sales and net revenue per barrel were 5.0% and 2.1% higher, respectively, compared to the same period last year.  Net sales and revenue per barrel were positively impacted by appreciation in the GBP vs. the U.S. dollar and year-over-year growth in U.S. pricing of approximately 2%.  Net sales was further impacted by strong volume in both the on-trade and off-trade business of our Europe segment.  Additionally, second quarter volume in the Americas segment was positively impacted by the replenishment of wholesaler inventories, which were unusually low at the end of first quarter.  Partially offsetting these positive factors was a continued shift in the Americas segment towards lower revenue-per-barrel brands and packages, as well as heavy price discounting and a mix shift toward lower revenue channels, brands and customers within the off-trade business in the Europe segment.  Additionally, there was a double-digit decline in factored brand sales in the Europe segment.  We sold 9.1 million barrels of beverages in the second quarter of 2003, an increase of 2.8% over the same period in 2002.

Year-to-date Net sales were 7.5% higher than in 2002.  In addition to the factors above, which were pervasive for the first two quarters of our fiscal year, Net sales were also positively impacted by a one-time $4.2 million increase in revenue during the first quarter of 2003 that resulted from the settlement of a contract interpretation issue between CBC and one of its wholesalers.  We sold 16.1 million barrels of beverages in the first twenty-six weeks of 2003, an increase of 4.3% from the same period in 2002.

Cost of goods sold and Gross profit

Second quarter 2003 Cost of goods sold increased 6.7% from the same period in 2002 while Cost of goods sold per barrel increased by 3.8%.  These increases were a result of higher diesel fuel and labor-related costs, including higher global pension expense coupled with the loss of reimbursements we received in 2002 from certain contract brewing arrangements that we had in our Europe segment.  These reimbursements reduced our 2002 Cost of goods sold.  In addition, our Cost of goods sold was negatively impacted by the appreciation of the British pound.  Partially offsetting these negative factors were lower packaging costs and other operating cost savings from ongoing initiatives, positive fixed cost leverage in the Americas segment and lower factored brand sales in Europe.  The increase in pension expense was driven by soft equity markets over the past three years, along with lower interest rates and our decision to reduce the 2003 long-term rate of return on assets in our U.S. pension plans from 9.5% in 2002 to 9.0% for 2003.

Year-to-date, Cost of goods sold was 10.7% higher than 2002.  On a per barrel basis, Cost of goods sold increased 6.1% from the same period in the prior year due primarily to the factors stated above.  Gross profit increased approximately 2.2% in the second quarter and year-to-date compared to the same periods in the prior year.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased $13.5 million, or 4.7%, during the second quarter when compared to the prior year.  This variance was driven primarily by higher spending on sales and marketing efforts, the loss of reimbursements from transitional service arrangements in Europe, the majority of which ended on or around the end of 2002, the increase in the value of the British pound, and higher pension and health care benefits in both the Americas and Europe segments.

Year-to-date marketing, general and administrative expenses increased 10.4% from the same period in 2002 due primarily to the same factors discussed above.

Special credits (charges)

In 2003, we recorded no special items. However, we recorded a net special credit of $1.1 million and a net special charge of $1.8 million in  the second quarter and first twenty-six weeks of 2002, respectively.  The special credit was primarily related to a cash payment on a debt from our former partner in a brewing business in South Korea. Year-to-date 2002 special charges were primarily related to the dissolution of our former can and end joint venture and acquisition costs for CBL, including accounting, appraisal and legal fees, offset by the special credit mentioned above.

Operating income

As a result of the factors discussed above, operating income decreased $5.0 million, or 4.1%, in the second quarter of 2003, and $35.9 million, or 21.4%, year-to-date compared with the same periods last year.

Interest income

In the second quarter of 2003, interest income decreased $1.1 from last year.  In the Europe segment, interest in the current year on loans to retail outlets was $4.4 million vs. $5.0 million in 2002.  Other interest income declined by $0.5 million due to lower cash balances and lower interest rates in the current year.

Interest income for the first twenty-six weeks of 2003 decreased by $0.7 million compared to prior year.  Retail loan interest increased $1.3 million, while other consolidated interest declined $2.0 million due to lower cash balances and lower interest rates in the current year.

Interest expense

Second quarter 2003 interest expense increased 16% from the second quarter of 2002.  The increase was partially attributable to the temporary effect of a change in our debt structure during the second quarter wherein we set up a dollar-denominated commercial paper program and used a portion of this low-rate debt to pay down approximately $300 million of our GBP-denominated term debt (see Item 1, Footnote 10, Debt).  This change resulted in an additional expense of $2.4 million related to the acceleration of amortization of fees related to our old GBP-denominated term facility.  The remaining variance related to having our longer-term debt structure for the CBL acquisition in place for the full quarter of this year, along with the effect of currency appreciation on our GBP-denominated debt.

Interest expense for year-to-date 2003 was more heavily impacted by the effects of having our debt structure for our acquisition of CBL in place for the first twenty-six weeks of the year vs. only six weeks in the prior year.  Prior to finalizing the long-term structure in May 2002, we had higher short-term borrowings at lower interest rates.

Other income (expense), net

Other income, net in the second quarter 2003 primarily consisted of income from our Tradeteam joint venture, which was recorded in Cost of goods sold in the prior year.

Year-to-date 2003 Other income, net consisted primarily of Tradeteam income, as discussed above, and  a first quarter gain on the sale of a distributorship warehouse in the Americas, partially offset by a loss from our Molson USA joint venture.

Consolidated effective tax rate

Our effective tax rate for the second quarter of 2003 was 25.8%, down from 36.6% a year ago.  Our year-to-date tax rate was 25.9%. The large decrease in our tax rate was the result of the favorable completion of tax audits for the years 1996 through 2000, which resulted in a 7% reduction in our second quarter rate.  The year-to-date rate is impacted by the relative weight of second quarter 2003 income vs. first quarter 2003 income.

Net income

Net income for the second quarter 2003 increased $8.7 million, or $0.23 per basic share ($0.25 per diluted share), compared to the second quarter of 2002.

Net income for the first twenty-six weeks of 2003 decreased $17.7 million, or $0.51 per basic share ($0.49 per diluted share), compared to the same period of 2002.

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

The Americas segment primarily consists of our production, marketing, and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also includes a small amount of volume, primarily U.S. sourced, that is sold outside of the United States and its territories, as well as some contract-produced products from China that are sold in Asia.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 29, 2003		June 30, 2002		June 29, 2003		June 30, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$692,033	100%	$676,576	100%	$1,218,789	100%	$1,221,552	100%
Cost of goods sold	(401,512)	58%	(400,473)	59%	(739,102)	61%	(743,805)	61%
Gross profit	290,521	42%	276,103	41%	479,687	39%	477,747	39%
Marketing, general and administrative expenses	(201,106)	29%	(191,113)	28%	(366,245)	30%	(348,890)	29%
Special credits	—	—	1,644	—	—	—	840	—
Operating income	89,415	13%	86,634	13%	113,442	9%	129,697	11%
Other income (expense), net	795	—	142	—	3,457	—	(7)	—
Income before income taxes	$90,210	13%	$86,776	13%	$116,899	10%	$129,690	11%

Net sales and volume

Net sales in our Americas segment for the thirteen weeks ended June 29, 2003, increased $15.5 million or 2.3% over the same period last year.  The increase was primarily due to a 1.8% increase in domestic volume coupled with year-over-year growth in U.S. pricing of approximately 2%.  This was partially offset by a continued mix shift towards lower revenue-per-barrel brands and packages, and a decline in volume in Puerto Rico, where sales continue to be negatively impacted by a 50% increase in a beer excise tax that took effect during the summer of 2002.

Volume for the Americas segment in the second quarter increased 0.8% to 6.4 million barrels when compared to prior year as our U.S. distributors rebuilt their inventories following a big Colorado snowstorm at the end of March.  Sales were also boosted as our distributors ordered extra volume at the end of the quarter in anticipation of the July 4th holiday.  Distributor sales to retail declined 1.9% in the United States and 3.1% in the Americas segment driven by bad weather and economic weakness across much of the country.  The decline in sales to retail in the quarter were led by a modest decline in Coors Light®, while Killians® and Coors Original® declined at mid-single-digit rates and Zima® declined at a double-digit rate.  Keystone® Light continued its double-digit growth.

Year-to-date Net sales were $2.8 million, or 0.2% lower than the prior year.  Net sales were positively impacted by a one-time $4.2 million increase in revenue during the first quarter that resulted from the settlement of a contract interpretation issue between CBC and one of its wholesalers.  While both the first and the second quarter experienced negative sales mix trends towards lower revenue-per-barrel brands and packages, the mix in the second quarter did not yield as depressing effects as first quarter.  Additionally, negative year-over-year volume trends largely offset the effects of a positive U.S. pricing environment on Net sales as year-to-date volume of 11.3 million barrels reflected a decrease of 1.5% from the same period last year.

Cost of goods sold and Gross profit

Cost of goods sold increased slightly ($1.0 million) during the second quarter of 2003 compared to the second quarter of 2002.  Cost of goods sold per barrel decreased 0.3% vs. the same period last year primarily because of continued operating efficiencies, specifically from initiatives undertaken within our distribution and packaging operations and positive fixed costs leverage due to higher sales volume as discussed above.  The decline was partially offset by increased pension and health care costs and higher diesel fuel and energy costs.  Gross profit increased 5.2% during the second quarter as a result of the factors noted above.

Year to date, Cost of goods sold decreased $4.7 million, or 0.6%, when compared with the same period in 2002; however, Cost of goods sold per barrel increased 0.9% during the same period.  While lower packaging costs and other operating cost savings from ongoing initiatives (including restructuring initiatives) contributed towards lower Cost of goods sold per barrel, these savings were offset by increased pension and health care costs and diesel fuel and energy costs.  Additionally, lower year-to-date volume contributed to less leveraging of fixed costs.  Gross profit for the first twenty-six weeks of 2003 increased slightly (0.4%) from 2002, as a result of the factors discussed above.

Marketing, general and administrative expenses

For the thirteen weeks ended June 29, 2003, marketing, general and administrative expenses increased approximately $10.0 million, or 5.2%.  This increase was due to higher marketing and sales investments and increased spending on information systems and pension and health care costs.

Year-to-date marketing, general and administrative expenses increased $17.4 million, or 5.0%, from 2002 as a result of the same drivers discussed above.

Special credits

We recorded no special items in the first half of 2003; however, in the second quarter of 2002, we recorded special credits of $1.6 million primarily related to a cash payment on a debt from our former partner in a brewing business in South Korea.  Special credits for the first half of 2002 also reflect the impact of the dissolution of our former can and end joint venture and acquisition costs for CBL, including accounting, appraisal and legal fees.

Operating income

Due to the factors noted above, operating income increased $2.8 million, or 3.2%, in the second quarter of 2003 compared to 2002, whereas year-to-date operating income declined $16.3 million, or 12.5%, over the same period in 2002.

Other income (expense), net

Year-to-date 2003 Other income, net was primarily composed of royalties and a $3.1 million gain on the sale of a distributorship warehouse, partially offset by losses on our Molson USA joint venture partnership.

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

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 29, 2003		June 30, 2002		June 29, 2003		June 30, 2002
	(In thousands, except percentages) (Unaudited)
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$408,343	100%	$371,193	100%	$709,728	100%	$572,039	100%
Cost of goods sold	(281,575)	69%	(239,547)	65%	(503,459)	71%	(378,559)	66%
Gross profit	126,768	31%	131,646	36%	206,269	29%	193,480	34%
Marketing, general and administrative expenses	(91,472)	22%	(88,923)	24%	(175,417)	25%	(141,976)	25%
Operating income	35,296	9%	42,723	12%	30,852	4%	51,504	9%
Interest income	4,388	1%	5,011	1%	8,753	1%	7,431	1%
Other income (expense), net	2,203	1%	(1,117)	—	3,008	—	761	—
Income before income taxes	$41,887	10%	$46,617	13%	$42,613	6%	$59,696	10%

All of the reported results for the quarter and year-to-date for our Europe segment were positively impacted by approximately an 11% year-over-year appreciation of the British pound against the U.S. dollar.  Additionally, Europe’s year-to-date results were impacted because we owned the business for 26 weeks in 2003 vs. 21 weeks in 2002.

Net sales and volume

Net sales from the Europe segment increased $37.2 million, or 10%, in the second quarter of 2003 compared to second quarter of 2002.  This increase was attributed to exchange rates and strong volume growth in both the on-trade and off-trade channels and solid pricing in our on-trade business.  This volume growth and positive pricing was partially offset by heavy price discounting and mix shift toward lower-revenue-per-barrel sales in our off-trade business and a double-digit decline in our on-trade factored brand sales.  The loss of factored brand sales is driven by a decision by some of our on-trade chain customers to shift non-Coors product deliveries to their own beverage distribution systems.  Volume increased 8.1% to 2.7 million barrels, with on-trade volume growing nearly 5% and off-trade volume up more than 18%, resulting in market share gains in both the on- and off-trade channels.  On a brand basis, volume was driven by the Carling brand growing at a low double-digit rate and Grolsch growing at a strong double-digit rate in the quarter.  Also, within our on-trade business, volume benefited from the rollout of Carling Extra Cold to new and existing Carling retailers.

Through the first twenty-six weeks of 2003, Net sales increased $137.7 million or 24.1% when compared to the same period last year.  Net sales per barrel increased 2% year-over-year.  The increases were primarily attributable to the appreciation of the British pound against the U.S. dollar and our owning the business for 26 weeks in 2003 vs. only 21 weeks in 2002, coupled with the other factors noted above.

Cost of goods sold and Gross profit

Cost of goods sold increased $42.0 million, or 17.5%, in the second quarter of 2003 when compared to second quarter 2002.  On a per-barrel basis, Cost of goods sold increased 8.7% as a result of the increase in the British pound over the U.S. dollar, the loss of contract brewing arrangements near the end of 2002, and the reclassification of the Tradeteam joint venture income from Cost of goods sold to Other income, net. Cost of goods sold increases were partially offset by the closure of the Cape Hill brewery late in 2002, and a double-digit decline in factored brand sales during the quarter.  In the second quarter of 2003, our Europe segment saw a decrease in gross profit of 3.7% compared to second quarter of 2002 due to the factors noted above.

Year-to-date Cost of goods sold increased $124.9 million, or 33.0%, from the same period in the prior year.  On a per barrel basis, Cost of goods sold increased 9.4% as a result of the factors noted above.  Gross profit for the first half of 2003 increased 6.6%; however, gross profit per barrel decreased 12.3%.  This decrease is consistent with the decrease in gross profit per barrel during the second quarter of 2003 and is attributable to the factors noted above.

Marketing, general and administrative expenses

Second quarter 2003 Marketing, general and administrative expenses were $2.5 million higher than 2002.  This increase is mainly due to increased investments in sales staff, coupled with the loss of reimbursements from transitional service arrangements with Interbrew S.A. that were set up following the CBL acquisition in February 2002 and largely concluded by the end of 2002.  These arrangements generated reimbursements that were recorded as an offset to Marketing, general and administrative expenses.

Year-to-date 2003 Marketing, general and administrative expenses increased $33.4 million due to the factors noted above, as well as increased pension expense, the 11% year-over-year increase in the British pound over the U.S. dollar, and the inclusion of an additional 5 weeks of results in 2003 vs. 2002.

Operating income

As a result of the factors noted above, operating income decreased $7.4 million and $20.7 million for the second quarter and year-to-date 2003, respectively, compared to the same periods in 2002.

Interest income

Second quarter 2003 interest income associated with trade loans to retail outlets declined $0.6 million compared to the second quarter 2002.

Year-to-date 2003 interest income from trade loans increased $1.3 million from 2002, due primarily to the inclusion of an additional 5 weeks of results in 2003.

Other income (expense), net

Other income, net for the second quarter and year-to-date 2003 consisted mainly of Tradeteam income that was in Cost of goods sold in the prior year.

THE CORPORATE SEGMENT RESULTS OF OPERATIONS

The Corporate segment currently includes interest and certain other corporate costs that are not attributable to either the Americas or Europe operating segments. In 2003, we began allocating certain general and administrative expenses to the Corporate segment. Prior year segment amounts have been reclassified to conform to the new presentation.  The large majority of corporate costs relate to worldwide finance and administrative functions such as legal, human resources, insurance and risk management.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands) (Unaudited)
Net sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Marketing, general and administrative expenses	(7,234)	(6,275)	(12,460)	(10,859)
Special charges	—	(570)	—	(2,642)
Operating loss	(7,234)	(6,845)	(12,460)	(13,501)
Interest income	815	1,336	1,109	3,177
Interest expense	(22,694)	(19,563)	(43,834)	(28,973)
Other (expense) income, net	(90)	(1,596)	(173)	1,602
Loss before income taxes	$(29,203)	$(26,668)	$(55,358)	$(37,695)

Marketing, general and administrative expenses

Marketing, general and administrative expenses for the second quarter increased approximately $1.0 million, or 15.3%, from the second quarter 2002, driven by higher costs related to the management of a larger global business and increased pension costs.  Marketing, general and administrative expenses year-to-date increased 14.7% from the same period in 2002 for the same reasons.

Special charges

We recorded no special items during the second quarter and year-to-date 2003; however, in the second quarter and year-to-date 2002, we recorded special charges primarily related to acquisition costs for CBL, including accounting, appraisal and legal fees not eligible for capitalization.

Interest income

Second quarter and year-to-date 2003 interest income decreased $0.5 million and $2.1 million from a year ago due to lower cash balances and interest rates in the current year.

Interest expense

Interest expense in the second quarter was $3.1 million higher than last year.  This increase was primarily related to having our longer-term debt structure for the CBL acquisition in place for the full quarter this year, along with the effect of currency appreciation on our GBP-denominated debt.  Prior to finalizing the long-term structure, we had exclusively short-term borrowings at lower interest rates.  The other main driver of the increase was the effect of a change we made in our debt structure late in the second quarter of 2003.  In June, we set up a dollar-denominated Commercial paper program and used a portion of this low-rate debt capacity to pay down about $300 million of GBP-denominated term debt (see Footnote 10, Debt).  This caused $2.4 million of additional interest expense in the second quarter as amortization of fees related to our old GBP-denominated term facility was accelerated.

Full year corporate interest expense increased $14.9 million as a result of having our debt structure for our acquisition of CBL in place for the first twenty-six weeks of the year vs. only six weeks in the prior year.

Other (expense) income, net

In the second quarter of 2002, Other expense, net consisted of foreign currency exchange losses recognized during the period related to the CBL acquisition.

During the first half of 2002, Other income, net consisted mostly of foreign currency exchange losses mentioned above, more than offset by a gain on investment sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 29, 2003, we had working capital of $35.1 million compared to negative working capital of $94.0 million at December 29, 2002. Our cash balance declined $46.4 million compared to December 29, 2002.  The decrease in our cash balance was due primarily to timing of cash receipts and seasonality of the business, whereas the improvement in our working capital was driven by decreases in the current portion of long-term debt using proceeds from our issuance of Commercial paper (see Item 1, Footnote 10, Debt) and accounts payable and accrued expenses.

We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled “Risk Factors.”  Likewise, we also have credit facilities which contain financial and operating covenants and provide for scheduled repayments which could impact our liquidity on an ongoing basis.

Operating activities

Net cash provided by operating activities for the twenty-six week period ending June 29, 2003, increased $102.9 million from last year. The change was primarily attributable to a lower net decrease in operating assets and liabilities than was incurred in 2002 and a significant change in deferred income taxes, partially offset by a decrease in net income.

Investing activities

During the twenty-six weeks ended June 29, 2003, net cash used in investing activities decreased $1.3 billion from the same period last year. This decline was primarily due to a prior year payment, net of cash acquired, of $1.6 billion made to purchase CBL, partially offset by sales and maturities of securities in 2002.  Excluding the effects of the CBL purchase and the sale of securities, the current year net cash used in investing activities increased by $6.5 million due mainly to an increase in capital expenditures and a cash investment of $2.7 million in our Molson USA, LLC joint venture.

Financing activities

Net cash used in financing activities in 2003 changed by $1.6 billion from the same period last year. The change was mainly due to the absence of proceeds from issuance of debt to fund our 2002 acquisition of CBL. Excluding the effect of the acquisition-related debt issuance, net cash used in financing activities decreased $836.4 million due primarily to increased net payments on short-term and long-term borrowings and capital lease obligations, partially offset by proceeds from the issuance of commercial paper.

DEBT OBLIGATIONS

On July 1, 2002, Rocky Mountain Metal Container (RMMC), our limited liability company with Ball Corporation (Ball), increased its debt obligations under the terms of a private placement, from $20 million to $50 million. The debt obligation at June 29, 2003, is the maximum contemplated under the private placement facility. The debt proceeds have been used to finance planned capital improvements. RMMC’s debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. This debt is not included in our financial statements because the limited liability company is accounted for under the equity method.

Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $24.9 million based on foreign currency exchange rates at June 29, 2003. No amount was outstanding on this line of credit at June 29, 2003; however, Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount.

In June, 2003, we made a payment of approximately 181.1 million GBP (approximately $300 million at then-prevailing foreign currency exchange rates) on our Senior Credit Facility using proceeds from our issuance of Commercial paper.  The payment was applied against outstanding principal and interest on our GBP-denominated amortizing term loan.  Subsequent to June 29, 2003, we repaid the balance of our GBP-denominated term loan (see Item 1, Footnote 14, Subsequent Events).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of June 29, 2003:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
	(In thousands)
Long term debt, including current maturities	$1,469,883	$83,429	$151,949	$375,023	$859,482
Capital lease obligations	2,579	2,385	194	—	—
Operating leases	94,038	17,407	32,347	15,705	28,579
Other long-term obligations(1) (3)	4,870,048	892,078	1,602,908	1,385,439	989,623
Total obligations	$6,436,548	$995,299	$1,787,398	$1,776,167	$1,877,684

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
	(In thousands)
Standby letters of credit	$3,206	$3,206	$—	$—	$—
Guarantees(2)	2,926	2,926	—	—	—
Total commercial commitments	$6,132	$6,132	$—	$—	$—

(1)          These amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising and promotions. On July 29, 2003, we signed a new agreement with Owens-Brockway Glass Container, Inc. relating to the operation of our joint venture and the production of glass bottles, as well as the supply of glass bottles for our non-Golden commercial business.  The new agreement has a term of 12 years, whereas the previous agreement, which is reflected in the table above, extended to 2005.

(2)          Guarantees consist of guaranteed portions of short-term debt also included in “Long-term debt” above.

(3)          Included in Other long-term obligations is the effect of our most recent completed contract with Graphics Packaging International Corporation (GPIC), dated March 25, 2003.  See Item 13(b) Certain Business Relationships, in our Form 10-K dated December 29, 2002, for further information.

Pension Plan Assets

For 2003, we have lowered our assumption for pension investment earnings on the U.S. plan by 0.5% down to 9%.  As a result of that and other factors, U.S. pension expense will increase from $19.2 million to approximately $34.0 million, and on a consolidated basis we expect pension expense to be approximately $38.5 million.  This one-half percent reduction in the rate of return will increase full-year pension expense by approximately $2.8 million.  The expected increase in consolidated pension cost is due to the combined impacts of higher actuarial loss amortization and other factors associated with the decrease in the pension plan’s funded position.  We are currently planning contributions to continue at present levels of approximately $3.8 million per month.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “industry forces,” “strategies,” “goals” and similar words. Statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

In particular, statements that we make under the headings “Narrative Description of Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Outlook for 2003” including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2003 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.

Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by our acquisition of the CBL business in the United Kingdom and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We disclaim any obligation to update any forward-looking statement and do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. You should be aware that the factors we discuss in “Risk Factors” and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

RISK FACTORS

These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 29, 2002 report on Form 10-K. You should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

•                  We have a substantial amount of debt.  As of June 29, 2003, we held approximately $1.5 billion in debt primarily associated with the acquisition of CBL.

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

•                  Consolidation of our key customers in the United Kingdom, especially pub chains, could impair our ability to achieve favorable pricing.

•                  We are subject to environmental regulation by federal, state and local agencies, including laws that impose liability without regard to fault.

•                  We may experience labor disruptions.

The foregoing list of important factors is not all-inclusive.

OUTLOOK FOR 2003

Americas

Our second quarter and year-to-date net sales per barrel have benefited from U.S. price increases, partially offset by the continued negative mix shift away from higher-net-revenue products that began in late 2001.  Our outlook for the second half of the year includes optimism for a continuing positive U.S. pricing environment and an anticipation that the negative mix shifts will continue.

As expected, Americas second quarter sales volume benefited from an approximate 100,000 barrel rebuild of distributor inventories to normal seasonal levels after distributors ended the first quarter with lower than normal inventories.  Second quarter sales volume also benefited from anticipation of the July 4th holiday and the related distributor load-in of another 100,000 barrels of inventory.  Although we expected sales-to-retail trends to lag sales volume in the second quarter because of the rebuild of distributor inventories, sales-to-retail trends were softer than anticipated, driven in part by bad weather and a weak economy. We expect unit volume and sales-to-retail trends in the second half of the year to be challenging as we overcome good domestic trends from last year, particularly in the third quarter, but expect some benefit as we lap the volume impact of the June 2002 beer excise tax increase in Puerto Rico.  Further, we expect distributor inventories at the end of 2003 to be similar to those at the end of 2002.  Thus, the extra 100,000 barrels of inventories that our distributors built at the end of the second quarter will likely stay in our network through the third quarter and adversely affect sales and profit in the fourth quarter of the year.

Second quarter cost of goods sold per barrel declined versus the same period last year, due to continued operating efficiencies, specifically from initiatives undertaken within our distribution and packaging operations.  This decline was partially offset by higher diesel fuel, energy and labor-related costs, including higher pension expense.  Year-to-date Cost of goods sold per barrel increased versus the same period last year as a result of the factors noted above, more than offset by the loss of fixed cost leverage earlier in the year. We continue to strive to reduce annual costs per barrel and are optimistic that our Cost of goods sold per barrel can be lower in the second half of the year than year-to-date trends.  However, this outlook is highly dependant on volume and our related ability to leverage fixed costs; any significant deviation from our volume expectations would alter this outlook.

We currently expect Americas Marketing, general and administrative spending for the full year to be up at a mid-single-digit rate, which is consistent with our year-to-date spending rate and trends in recent years.

Although current volume growth for the Molson Canadian and Canadian Light brands are encouraging, the Molson USA, LLC business on a financial basis has not performed as well as we anticipated when it was formed.  We will continue to reevaluate our investment in this joint venture as we see the results from the full summer sales season in the third quarter.

Europe

All figures for the Europe business for the second quarter were impacted by changes in the GBP foreign currency exchange rate, which appreciated approximately 11% vs. the U.S. dollar compared to the same period last year.

Our Europe segment grew substantial volume and market share in the second quarter.  Good volume results were led by continued strong growth in our Carling and Grolsch brands and a small increase in Reef sales.  Within our on-trade business, volume also benefited from the rollout of Carling Extra Cold to new and existing Carling retailers, while our volume growth in the off-trade business was partly a result of heavy price discounting.  For the balance of the year, we expect more modest off-trade growth as we increase prices to some key customers.  Our full year volume outlook for the Europe segment continues to remain positive, and we are optimistic that volume and share growth will continue in the second half of the year.  We expect to benefit from the lack of high prior year post-World Cup Soccer retail inventories, which will be partially offset by a slowing of growth in the off-trade channel versus year-to-date trends as we develop a better balance between volume and margin growth.

Both Net sales and Cost of goods sold in the quarter and year-to-date were significantly affected by a reduction in factored brand sales. Although margins on factored brand sales tend to be small, sales of these brands have a large impact on Net sales per barrel and Cost of goods per barrel trends, as the revenues and costs are included in these line items, while their volumes are not included in our reported volumes. The loss of factored brand sales is predominantly occurring as a result of multiple pub operators in the on-premise channel switching to taking direct supply from each brand owner as they manage their own distribution to outlet as well as our sales force turning more attention and focus to our core brands.  This trend is expected to continue through the year, albeit at a slowing rate in the second half of the year as we overlap some of the major switches to direct supply that occurred toward the end of last year.

In addition to the impact of exchange rates and factored brand sales, Europe Net sales per barrel were adversely affected by price discounting within the off-trade channel, as discussed above, as well as mix shifts within the off-trade channel to lower revenue channels, brands and customers when considered on a proforma basis.  These adverse trends were partially offset by good pricing within the on-trade channel.  We are optimistic that our Net sales per barrel trends can improve in the second half of the year as we balance volume and margin priorities.

In addition to the impact of exchange rates and factored brand sales, Europe Costs of goods sold per barrel were affected by the loss of certain contract brewing arrangements that largely concluded around the end of last year.  The loss of these profitable arrangements, which reduced Cost of goods sold last year was partially offset by the benefits of the closure of the Cape Hill brewery late in 2002.  We expect that these factors will continue to impact Cost of goods sold in the second half of the year, although the impact of the loss of the contract brewing agreements will lessen toward the end of the year.

We expect full year Marketing, general and administrative expenses for the Europe segment to be higher than last year.  We continue to invest behind our brands and sales efforts consistent with our philosophy and past practice and expect higher labor related costs, primarily driven by higher pension expense.

Interest Income and Expense

Consolidated 2003 interest income is expected to be fairly consistent with 2002, consisting primarily of U.K. trade-loan interest income.

Consolidated interest expense will increase in 2003 versus 2002 because we will incur a full year of interest on the debt associated with our CBL acquisition in February 2002 as well as the higher-rate, long-term debt structure that was not in place until the second quarter of 2002 (prior to finalizing the long-term structure, we had exclusively short-term borrowings at lower interest rates).  However, we expect interest expense for the second half of the year to be $4.0 to $5.0 million lower than year-to-date interest expense as a result of a new debt structure we put in place late in the second quarter, which used proceeds from a commercial paper program to pay down higher rate debt.

Taxes

Our effective tax rate for the second quarter of 2003 was 25.8%, down from 36.6% a year ago.  Our year-to-date tax rate was 25.9% due to the factors discussed below and the relative weight of second quarter 2003 income vs. first quarter 2003 income.  For the rest of the year, absent any unusual items, we expect our tax rate for the third and fourth quarters to be about 35% resulting in a full year tax rate of between 31% and 32%.  Longer term, absent any unusual items or significant changes in tax laws, we estimate that our annual tax rate will be approximately 36%.

Our effective tax rate was impacted by the favorable completion of tax audits for the years 1996 through 2000, which resulted in a 7% reduction in our second quarter rate.  Based on our current analysis, we believe our remaining income tax contingency reserves are adequate to address other worldwide income tax issues.  In addition, our updated estimates of the CBL acquisition tax impact is expected to reduce our full year and second quarter tax rate by between 1% and 3%.

Other

Our capital expenditures are expected to be between $245 million and $260 million in 2003, a slight increase from 2002, driven by exchange rates and increases in capital expenditures at CBL in support of facilities improvements.  Lower capital expenditures than prior year in the U.S. are expected to partially offset Europe’s increase.

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

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At June 29, 2003, no collateral was posted by us or our counterparties.

We entered into certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign currency exchange rates). The swaps include an initial exchange of principal on the settlement date of our 6 3/8% private placement (see Footnote 10, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between us and CBL.

We entered into an interest rate swap agreement related to our 6 3/8% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million fixed-rate debt attributable to changes in the LIBOR swap rates.

We monitor foreign currency exchange risk, interest rate risk and related derivatives using two techniques - sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps.

We use Value-at-Risk to monitor the foreign currency exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign currency exchange rate and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute Value-at-Risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign currency exchange market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

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

The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $4.7 million and $8.6 million at June 29, 2003 and December 29, 2002, respectively. Such a hypothetical loss in fair value is a combination of the foreign currency exchange and interest rate components of the cross currency swap. Value changes due to the foreign currency exchange component would be offset completely by increases in the value of the underlying transaction being hedged, our inter-company loan. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional Principal Amounts (USD)	Fair Values	Maturity
	(In thousands)
June 29, 2003
Foreign currency management
Forwards	$33,321	$(2,133)	7/03-7/05
Cross currency swap	$773,800	$(66,314)	5/12
Commodity pricing management
Swaps	$99,866	$(1,327)	8/03 – 2/05
Interest rate pricing management
Interest rate swap	$76,200	$10,798	5/12

December 29, 2002
Foreign currency management
Forwards	$19,655	$106	1/03 - 12/03
Cross currency swaps	$773,800	$(43,621)	5/12
Commodity pricing management
Swaps	$112,573	$(4,630)	3/03 – 9/04
Interest rate pricing management
Interest rate swap	$76,200	$8,493	5/12

Maturities of derivative financial instruments held on June 29, 2003, are as follows:

2003 (1)	2004	2005 and thereafter
(In thousands)
$(2,887)	$(778)	$(55,312)

(1)                      Amount includes the estimated deferred net loss of $4.0 million that is expected to be recognized over the next 12 months, on certain forward foreign currency exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

Intercompany loans are generally hedged against foreign currency exchange risk through the use of cross-currency swaps with third parties.

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

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
ESTIMATED FAIR VALUE VOLATILITY	June 29, 2003	December 29, 2002
	(In millions)
Foreign currency risk:
forwards, options	$(6.1)	$(2.1)
Interest rate risk:
debt, swaps	$(40.4)	$(42.1)
Commodity price risk:
swaps	$(9.8)	$(10.8)

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) under the Exchange Act. These controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of June 29, 2003, our Chief Executive Officer and Chief Financial Officer, with the assistance and participation of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings (including our consolidated subsidiaries). There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL

We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

3.2              By-laws, as amended and restated May 16, 2003

31.1        Certification of W. Leo Kiely II Furnished Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Timothy V. Wolf Furnished Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32                 Written Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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
Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) August 13, 2003