Form 10-Q
period 2003-09-28
COORS ADOLPH CO
filed 2003-11-12
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14829

ADOLPH COORS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tenth Street, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2003:

Class A Common Stock – 1,260,000 shares

Class B Common Stock – 35,141,521 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

 (IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Sales (Note 1)	$1,420,191	$1,322,722	$3,990,417	$3,630,003
Beer excise taxes	(371,467)	(321,124)	(1,013,176)	(834,814)
Net sales	1,048,724	1,001,598	2,977,241	2,795,189
Cost of goods sold (Note 1)	(658,016)	(636,094)	(1,900,577)	(1,758,458)
Gross profit	390,708	365,504	1,076,664	1,036,731
Marketing, general and administrative expenses	(281,313)	(276,359)	(835,435)	(778,084)
Special charges, net	—	—	—	(1,802)
Operating income	109,395	89,145	241,229	256,845
Gain on sales of securities	—	—	—	4,003
Interest income	4,742	5,689	14,604	16,297
Interest expense	(18,381)	(21,805)	(62,215)	(50,778)
Other (expense) income, net (Note 1)	(1)	1,552	6,291	(95)
Income before income taxes	95,755	74,581	199,909	226,272
Income tax expense	(34,327)	(27,962)	(61,333)	(84,834)
Net income	$61,428	$46,619	$138,576	$141,438

Net income per common share – basic	$1.69	$1.29	$3.81	$3.92
Net income per common share – diluted	$1.68	$1.28	$3.79	$3.88
Weighted average shares – basic	36,339	36,193	36,325	36,094
Weighted average shares – diluted	36,575	36,537	36,553	36,497
Cash dividends declared and paid per share	$0.205	$0.205	$0.615	$0.615

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 28, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,251	$59,167
Accounts receivable, net	577,174	621,046
Other receivables, net	112,344	84,380
Inventories, net:
Finished	81,910	86,372
In process	31,313	31,850
Raw materials	72,934	56,239
Packaging materials	10,367	10,210
Total inventories, net	196,524	184,671

Deferred tax asset	11,126	20,976
Other current assets	119,939	83,656
Total current assets	1,048,358	1,053,896

Properties, net	1,390,619	1,380,239
Goodwill	747,072	727,069
Other intangibles, net	529,177	529,076
Investments in joint ventures	188,202	191,184
Long-term deferred tax asset	184,043	206,400
Other non-current assets	199,944	209,547

Total assets	$4,287,415	$4,297,411

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	September 28, 2003	December 29, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$315,497	$334,647
Accrued salaries and vacations	57,497	79,001
Taxes, other than income	168,597	178,044
Accrued expenses and other liabilities	383,285	412,150
Short-term borrowings	9,514	101,654
Current portion of long-term debt	85,104	42,395
Total current liabilities	1,019,494	1,147,891
Long-term debt	1,275,623	1,383,392
Deferred tax liability	180,912	156,437
Other long-term liabilities	662,528	627,840
Total liabilities	3,138,557	3,315,560

Shareholders’ equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, none issued or outstanding)	—	—
Class A common stock, voting, no par value (1,260,000 shares authorized, issued and outstanding)	1,260	1,260
Class B common stock, non-voting, no par value, $0.24 stated value (200,000,000 shares authorized, 35,128,326 and 35,080,603 issued and outstanding, respectively)	8,364	8,352
Total capital stock	9,624	9,612
Paid-in capital	21,694	19,731
Unvested restricted stock	(780)	(1,009)
Retained earnings	1,203,184	1,086,965
Accumulated other comprehensive loss	(84,864)	(133,448)
Total shareholders’ equity	1,148,858	981,851
Total liabilities and shareholders’ equity	$4,287,415	$4,297,411

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

Thirty-nine Weeks Ended

	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$138,576	$141,438
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from joint ventures	(49,659)	(44,743)
Distributions from joint ventures	55,446	49,892
Depreciation, depletion and amortization	174,531	171,829
Gains on sales of securities	—	(4,003)
Gains on sales of properties and intangibles	(5,361)	(4,858)
Amortization of debt issuance costs	5,371	2,163
Deferred income taxes	68,707	2,290
Change in operating assets and liabilities (net of assets acquired and liabilities assumed in a business combination accounted for under the purchase method)	(45,693)	(120,806)
Net cash provided by operating activities	341,918	193,202

Cash flows from investing activities:
Sales and maturities of investments	—	232,758
Capital expenditures	(159,945)	(144,868)
Additions to intangible assets	—	(7,295)
Proceeds from sales of properties	15,619	19,760
Acquisition of Coors Brewers Limited, net of cash acquired	—	(1,587,300)
Investment in Molson USA, LLC	(5,239)	(2,750)
Other	(630)	(7,562)
Net cash used in investing activities	(150,195)	(1,497,257)

Cash flows from financing activities:
Issuances of stock under stock-based compensation plans	1,563	11,152
Dividends paid	(22,359)	(22,220)
Proceeds from issuance of debt	—	2,406,788
Net (payments) proceeds from short-term borrowings	(45,848)	36,890
Net proceeds on commercial paper	249,690	—
Payments on long-term debt and capital lease obligations	(378,099)	(1,116,133)
Change in overdraft balances	(25,227)	(22,854)
Other	—	(6,127)
Net cash (used in) provided by financing activities	(220,280)	1,287,496

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(28,557)	(16,559)
Effect of exchange rate changes on cash and cash equivalents	641	10,170
Balance at beginning of year	59,167	77,133

Balance at end of quarter	$31,251	$70,744

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), primarily a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and Coors Brewers Limited (CBL); and our other corporate entities.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying financial statements include our accounts and the accounts of our majority-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2002. The results of operations for the thirty-nine weeks ended September 28, 2003, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The results of the CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

The year-end condensed balance sheet data was derived from audited financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to 2003 presentation.

Stock-based compensation

We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB No. 25). Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands, except per share data)
Net income, as reported	$61,428	$46,619	$138,576	$141,438
Total stock-based compensation expense determined under fair value based method for all option awards, net of related tax effects	(1,586)	(3,091)	(5,147)	(8,887)
Proforma net income	$59,842	$43,528	$133,429	$132,551
Earnings per share:
Basic – as reported	$1.69	$1.29	$3.81	$3.92
Basic – proforma	$1.65	$1.20	$3.67	$3.67
Diluted – as reported	$1.68	$1.28	$3.79	$3.88
Diluted – proforma	$1.64	$1.19	$3.65	$3.63

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Judgment is required in determining our worldwide provision for income taxes. Our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted. Our effective tax rate for the quarter was 35.85%, down from 37.5% a year ago, as we continued to benefit from the tax impact of our CBL acquisition structure.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which is effective now for all enterprises with interests in variable interest entities created after January 31, 2003. We have no interests in variable interest entities created after January 31, 2003. Pursuant to an October 2003 amendment, FIN No. 46 must be applied to interests in variable interest entities created before February 1, 2003, beginning in the fourth quarter of 2003. We are currently assessing which of our investments may qualify as variable interest entities, and whether we must consolidate those investments as the primary beneficiary. Under the current guidance, a primary beneficiary absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. A primary beneficiary relationship requires consolidation treatment. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, FIN No. 46 requires current disclosure of the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity.

No related parties own interests in our equity method investments.  Disclosure about our significant joint venture relationships currently accounted for under the equity method of accounting follows:

Equity Method Investees	Total Assets as of September 28, 2003	Company share of joint venture (loss) income for the thirty-nine weeks ended September 28, 2003
	(In thousands)
Container / distribution ventures:
Rocky Mountain Bottle Company, LLC	$48,325	$6,813
Rocky Mountain Metal Container, LLC	$84,153	$191
Tradeteam, Ltd.	$108,777	$6,891
Marketing / selling ventures:
Molson USA, LLC	$14,818	$(1,903)
Grolsch UK Limited	$33,045	$2,727
Coors Canada	$21,378	$34,940

Rocky Mountain Bottle Company, LLC

On July 29, 2003, we signed a new agreement related to our 50% interest in a joint venture with Owens-Brockway Glass Container, Inc. (Owens) to produce glass bottles at our glass manufacturing facility. Under a related supply agreement, Rocky Mountain Bottle Company (RMBC) has a contract to supply the majority of the Golden Brewery’s bottle requirements. In addition, Owens has a contract to supply the balance of our bottle requirements not met by RMBC in the United States. Our purchases constitute 100% of the output of RMBC. Our share of pre-tax joint venture profits for this investment has been recorded in cost of goods sold. We do not believe there is a significant exposure to loss in our current relationship over our ownership period.

Rocky Mountain Metal Container, LLC

Effective January 2002, we became an equal member in a joint venture with Ball Corporation (Ball), with whom we have a can and end supply agreement. Under the agreement, RMMC agreed to supply us with substantially the entire can and end requirements for our Golden Brewery. RMMC manufactures these cans and ends at our existing manufacturing facilities, which RMMC is operating under a use and license agreement. Our purchases constitute 100% of the output of RMMC. Our share of pre-tax joint venture results for this investment has been recorded in cost of goods sold. We do not believe there is a significant exposure to loss in our current relationship over our ownership period.

Tradeteam Ltd.

Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other U.K. brewers. We recorded our 2002 share of pre-tax joint venture profits for this investment in cost of goods sold since nearly all activities of Tradeteam were carried out on behalf of CBL. Our 2003 share of pre-tax joint venture profits has been included in other income, since Tradeteam now carries out significant activities on behalf of other major U.K. brewers. We do not believe there is a significant exposure to loss in our current relationship over our ownership period.

Molson USA, LLC

In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. (Molson), and paid $65 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson’s brands of beer in the United States. We account for this joint venture by using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. We recognize our share of the joint venture results in other income, given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $43 million, net of tax, most of which is goodwill representing the excess of our investment over the net assets of the joint venture.

Grolsch U.K., Ltd.

CBL has a 49% interest in a joint venture with Royal Grolsch N.V. The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Our share of pre-tax joint venture profits for this investment has been recorded in cost of goods sold. We do not believe there is a significant exposure to loss in our current relationship over our ownership period.

Coors Canada, Inc.

Coors Canada, Inc. (CCI), a wholly-owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada. CCI and Molson have a 50.1% and 49.9% interest, respectively. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, and it contracts with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period and included the addition of Molson performance standards for the Coors brand. These agreements also provide for the possibility for Molson to test market and, if the test market is successful, launch light beers in Canada. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in net sales. The partnership’s assets are not significant compared to its level of income since the great majority of its operating activities are contracted to Molson. We do not believe there is a significant exposure to loss in our current relationship over our ownership period.

Implementation of new accounting pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149), which is applicable to contracts entered into or modified after June 30, 2003, and to hedging relationships designated after June 30, 2003. SFAS No. 149 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) for decisions made as part of the Derivatives Implementation Group process, which required amendments to SFAS No. 133 in connection with financial instrument-related FASB projects and in connection with other issues that arose during the implementation phase of SFAS No. 133. The adoption of this statement on June 30, 2003, did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is applicable to financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement requires that certain financial instruments that have previously been classified as equity but that have characteristics of both equity and liabilities, be classified as liabilities. These instruments include, but are not limited to, instruments that embody obligations to purchase or issue shares at the settlement date of an obligation. Our adoption of this statement did not have a material effect on our financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF No. 00-21). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The adoption of EITF No. 00-21 did not have a significant impact on our financial statements.

2. COORS BREWERS LIMITED ACQUISITION

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

One of the factors that contributed to a purchase price that resulted in the recognition of goodwill was the existence of certain financial and operating synergies. In addition to these synergies, there were a number of other factors – including the existence of a strong management team, a proven track record of introducing and marketing successful brands, an efficient sales and distribution system, complementary products and a good sales force.

The business, renamed CBL, includes the majority of the assets that previously made up Bass Brewers, including the Carling®, Worthington’s® and Caffrey’s® beer brands; the U.K. and Republic of Ireland distribution rights to Grolsch® (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest brand we acquired by volume, are mainly for territories in Europe. In addition, CBL wholesales other companies’ beers, wines, liquors, ciders, soft drinks and other products. Since CBL purchases and resells these products, they are included in both net sales and cost of goods sold, but are not included in reported sales volumes.

The following unaudited, pro forma information shows the results of our operations for the thirty-nine weeks ended September 29, 2002, as if the business combination had occurred at the beginning of that fiscal year, as well as comparative actual consolidated results for the thirty-nine weeks ended September 28, 2003, when we owned CBL for the whole period. The 2002 pro forma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of that year and are not intended to be indicative of future results of operations.

	Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002
		(proforma)
Net sales	$2,977,241	$2,876,460
Pre tax income	199,909	204,505
Net income	$138,576	$128,237
Net income per common share:
Basic	$3.81	$3.55
Diluted	$3.79	$3.51

As noted in Footnote 1, the results of CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition.

3. BUSINESS SEGMENTS

We categorize our operations into three segments: the Americas, Europe and Corporate. These segments are managed and reviewed by separate operating teams, even though the Europe and Americas segments both consist primarily of the manufacture, marketing and sale of beer and other beverage products.

The Americas segment primarily consists of our production, marketing, and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also includes a small amount of volume, partly United States sourced, which is sold outside of the United States and its territories, as well as some contract-produced products from China that are sold in Asia.

The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and the Republic of Ireland, and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam).

The Corporate segment currently includes interest and certain other corporate costs that are not attributable to either the Americas or Europe operating segments. In 2003, we began allocating corporate general and administrative expenses to the Corporate segment. Prior year segment amounts have been reclassified to conform to the new presentation. The majority of corporate costs relate to worldwide finance and administrative functions such as legal, human resources, insurance and risk management.

No single customer accounted for more than 10% of our sales or accounts receivable. We have no significant inter-segment revenues.

Summarized financial information concerning our reportable segments is shown in the following tables:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Income Statement Information:	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands)

Americas
Net sales	$640,443	$624,364	$1,859,232	$1,845,916
Income before income taxes	72,607	61,656	189,506	191,346
Europe
Net sales	408,281	377,234	1,118,009	949,273
Income before income taxes	46,580	39,190	89,193	98,886

Total
Net sales from operating segments	1,048,724	1,001,598	2,977,241	2,795,189

Income before income taxes from operating segments	119,187	100,846	278,699	290,232
Corporate segment unallocated expenses	(23,432)	(26,265)	(78,790)	(63,960)
Total consolidated income before income taxes	95,755	74,581	199,909	226,272

	As of
Balance Sheet Information:	September 28, 2003	December 29, 2002
	(In thousands)

Americas
Total assets	1,501,445	1,539,973
Investments in joint ventures	97,357	94,417
Europe
Total assets	2,785,970	2,757,438
Investments in joint ventures	90,845	96,767
Total
Total consolidated assets	4,287,415	4,297,411
Total investments in joint ventures	188,202	191,184

4. GOODWILL AND OTHER INTANGIBLES

The following tables present details of our intangible assets, excluding goodwill, as of September 28, 2003:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(In millions)
Intangible assets subject to amortization:
Brands	3-20	$88.0	$(18.8)	$69.2
Distribution rights	2-10	33.1	(8.1)	25.0
Patents and technology and distribution channels	3-10	30.7	(8.0)	22.7
Other	5-34	16.7	(6.8)	9.9
Intangible assets not subject to amortization:
Brands	Indefinite	332.5	—	332.5
Pension	N/A	42.3	—	42.3
Other	Indefinite	27.6	—	27.6
Total		$570.9	$(41.7)	$529.2

Based on average foreign currency exchange rates for the quarter ended September 28, 2003, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2003 (remaining)	$5.0
2004	$18.0
2005	$12.4
2006	$11.9
2007	$8.1

Amortization expense of intangible assets was $16.5 million and $13.5 million for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively.

Upon the acquisition of CBL on February 2, 2002, we recorded $637 million of goodwill. The total goodwill was determined using the residual method under Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). This goodwill was allocated between our Europe and Americas segments based on which segment would benefit from certain synergies created by the acquisition. A portion of the acquired goodwill was attributable to operating and financial synergies resulting from the combination. The financial synergy goodwill was calculated by comparing the risk premiums expected by investors associated with the CBC business with and without the CBL acquisition. This synergy was then associated with the segments based on an analysis of the Europe segment with and without the weighted average cost of capital differential as well as the two segments’ relative earnings contributions. Operating cost savings were valued and allocated to the reporting unit where the savings were expected to occur.

Application of this methodology resulted in the following allocations:

As of February 2, 2002

	Europe	Americas	Total
	(In millions)
Goodwill	$445	$—	$445
Financial synergies	47	75	122
Operational synergies	30	40	70
Total Goodwill	$522	$115	$637

As of September 28, 2003, goodwill was allocated between our reportable segments as follows:

Segment	Balance at September 28, 2003
(In millions)
Americas	$122.1
Europe	625.0
Total	$747.1

Changes in our Europe goodwill balance from February 2, 2002, and from our fiscal year end to September 28, 2003, were the result of GBP foreign currency exchange rate fluctuation.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing of goodwill and other intangible assets during the third quarter and determined that no goodwill or other intangible asset is impaired.

In addition, goodwill related to our joint venture investment with Molson was evaluated under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB No. 18), and found not to be impaired at this time. Since our acquisition of the joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. We and our partners continue to evaluate and refine the venture’s strategy for 2004 and beyond, and the implications that future assumptions for volume, costs and profit may have on our investment valuation.

5. RESTRUCTURING

Americas

During the first nine months of 2003, we incurred charges of $0.6 million related to a reorganization initiative in our Information Technology group. The charge related entirely to employee severance costs and was accounted for under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). As of September 28, 2003, 23 employees had been terminated (21 of whom were eligible for termination benefits) and 2 more will be terminated by the end of the year. Payouts under this plan are expected to be substantially complete by the end of 2003.

In 2002, we incurred restructuring charges of approximately $7.0 million related to various initiatives in our Americas operations organization in an effort to consolidate and lower our future overhead costs. The charges consisted primarily of employee severance costs and were accounted for under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF No. 94-3), because the charge was initiated prior to our adoption of SFAS No. 146. Since the date of our original accrual, we have incurred further charges related to an expansion of this initiative and have accounted for these additional costs under SFAS No. 146. Payouts on this accrual are expected to be completed by the end of the 2003 fiscal year. As of September 28, 2003, 138 employees had been terminated and an estimated 6 more will be terminated over the course of the year.

Our restructuring charges are allocated to cost of goods sold or to marketing, general and administrative expense depending on the nature of the charge. The following table illustrates the changes in the liability balance since December 29, 2002, our last fiscal year end:

Amount
(In thousands)
Beginning balance at December 29, 2002	$6,983
Adjustments	142
Cash payments	(3,346)
Balance at March 30, 2003	3,779
Adjustments	68
Additional accruals	970
Cash payments	(3,281)
Balance at June 29, 2003	1,536
Adjustments	5
Additional accruals	117
Cash payments	(1,110)
Ending balance at September 28, 2003	$548

The adjustments made during the first three quarters of 2003 consist primarily of differences between the initial accrual estimate and the actual amount paid out. Additional accruals consist of employee severance charges related to the Information Technology restructure discussed above and to additional terminations resulting from an extension of the brewing operations restructure, as accounted for under SFAS No. 146.

Europe

In March 2002, we announced plans to close our Cape Hill brewery and the Alloa malting facility. The majority of production at Cape Hill related to brands that were retained by Interbrew. The production at the Alloa malting facility has been moved to other existing malting facilities. The alternative use value for these sites and the associated estimated exit costs were reflected in the purchase price allocation of CBL at February 2, 2002. The Alloa malting facility was sold in 2002. The Cape Hill brewery, which was closed in the fourth quarter of 2002, is currently being held for sale and has a carrying value at September 28, 2003, of approximately $39.0 million. Our restructuring reserve consists of charges related to employee severance and site closure costs and was accounted for under EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table illustrates the changes in the liability balance since our last fiscal year end (inclusive of foreign currency exchange fluctuations):

Amount
(In thousands)
Balance at December 29, 2002	$9,569
Cash payments	(1,696)
Adjustments	(246)
Effect of foreign currency translation	(143)
Balance at March 30, 2003	7,484
Cash payments	(2,877)
Adjustments	(88)
Effect of foreign currency translation	307
Balance at June 29, 2003	4,826
Cash payments	(950)
Adjustments	(31)
Effect of foreign currency translation	(1)
Ending balance at September 28, 2003	$3,844

Cash payments consist primarily of severance and other employee benefits related to the closure and will be primarily incurred in 2003. We expect to complete our spending in 2004. Adjustments made during the thirty-nine week period through September 28, 2003, resulted from differences between estimated and actual costs to close the facility. Reductions to the liability balance are credited to goodwill, while increases, if any, are charged to operations currently pursuant to EITF No. 95-3.

6. COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands)
Net income	$61,428	$46,619	$138,576	$141,438
Other comprehensive income:
Foreign currency translation adjustments	(3,404)	7,224	49,993	49,425
Unrealized gain (loss) on derivative instruments, net of tax	(5,111)	16,543	(4,592)	14,876
Reclassification adjustment on derivative instruments, net of tax	1,234	1,599	3,183	3,801
Comprehensive income	$54,147	$71,985	$187,160	$209,540

7. EARNINGS PER SHARE (EPS)

Basic and diluted net income per common share were arrived at using the calculations outlined below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands, except per share amounts)
Net income available to common shareholders	$61,428	$46,619	$138,576	$141,438

Weighted average shares for basic EPS	36,339	36,193	36,325	36,094
Effect of dilutive securities:
Stock options granted to employees	206	315	198	374
Restricted shares	30	29	30	29
Weighted average shares for diluted EPS	36,575	36,537	36,553	36,497

Basic EPS	$1.69	$1.29	$3.81	$3.92
Diluted EPS	$1.68	$1.28	$3.79	$3.88

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive securities totaling approximately 3,685,361 shares and 1,469,479 shares in the thirty-nine weeks ended September 28, 2003, and September 29, 2002, respectively, were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

8. CONTINGENCIES

We are involved in certain disputes, insurance claims, and legal actions arising in the ordinary course of our business aside from the environmental issues discussed below. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes or legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

On an annual basis, Waste Management provides us with cost estimates through 2032. We review these estimates in conjunction with a third party expert and assess our expected liability. Based on the assumptions we were provided, we estimate that the present value and gross amount of the discounted costs were approximately $1 million and $5 million, respectively, as of December 29, 2002, our last fiscal year end and we have made appropriate provision for such costs. No significant changes in this estimate have occurred since December 29, 2002. Accordingly, we believe that the existing accrual is adequate as of September 28, 2003. We did not assume any future recoveries from insurance companies in the estimate of our liability.

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

Regulatory Compliance Review

We are in the process of conducting a regulatory compliance review of certain trading practices. The review has not been concluded. In accordance with SFAS No. 5, Accounting for Contingencies, the company believes, at this time, it is not probable that a liability will arise from the review. While matters of this nature are always subject to uncertainty, any possible liability is not expected to be material.

9. DEBT

Our total borrowings as of September 28, 2003, and December 29, 2002, were composed of the following:

	As of
	September 28, 2003	December 29, 2002
	(In thousands)
Short-term borrowings	$9,514	$101,654

6.95% Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes (1)	854,635	855,289
Senior Credit Facility:
USD amortizing term loan	168,000	168,000
GBP amortizing term loan	—	365,689
Commercial paper	299,645	—
Other	18,447	16,809
Total long-term debt (including current portion)	1,360,727	1,425,787
Less current portion of long-term debt	(85,104)	(42,395)
Total long-term debt	$1,275,623	$1,383,392

(1)  On May 7, 2002, we issued $850M 6.375% senior notes. There are derivative transactions associated with these notes. $774M principal was exchanged as part of a cross currency swap into GBP with an interest rate of 6.32%. $76M was swapped to floating rates at a spread of 79 basis points over 3 month LIBOR.

In June 2003, we issued approximately $300 million in commercial paper. $250 million of our commercial paper balance is classified as long-term, reflecting our intent and ability to refinance these borrowings on a long-term basis through our revolving line of credit. The remaining $50 million is classified as short term, as our intent is to repay that portion in the next twelve months. As of September 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.21% to 1.24%, with a weighted average of 1.23%.

In May 2003, we increased our unsecured committed credit arrangement from $300 million to $500 million in order to support our commercial paper program. As of September 28, 2003, $300 million of the total $500 million line of credit was being used as a backstop for our commercial paper program while the remainder was available for general corporate purposes. As of September 28, 2003, all of our line of credit, except the portion backing commercial paper, was available to us. This line of credit has a five-year term expiring 2007.

Simultaneous with our issuance of commercial paper, we made a payment against the then-outstanding principal and interest on our GBP-denominated amortizing term loan of approximately 181.1 million GBP ($300.3 million at then-prevailing foreign currency exchange rates) using proceeds from our issuance of commercial paper. In addition, we accelerated the amortization of loan fees related to our GBP-denominated amortizing term loan on the date of the payment and expensed approximately $2.4 million as interest expense. In July and August 2003, we made final payments of approximately 40.5 million GBP ($65.7 million at then-prevailing foreign currency exchange rates) using cash from operations. We again accelerated the amortization of loan fees related to our GBP-denominated amortizing term loan on the date of payment, expensing an additional $0.7 million as interest expense during the third quarter. As of August 11, 2003, we had fully repaid the balance of our GBP-denominated term facility.

10. SUBSEQUENT EVENT

On October 3, 2003, at a special meeting of our shareholders, Class A and Class B shareholders voted to approve a proposal that resulted in a change of our place of incorporation from Colorado to Delaware. The change will be beneficial to us, due to Delaware’s comprehensive, widely used and extensively interpreted corporate law. The re-incorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities, or net worth. However, the par value of all our classes of stock will be $0.01 per share, effective in the fourth quarter of 2003.

11. SUPPLEMENTAL GUARANTOR INFORMATION

On May 7, 2002, our wholly owned subsidiary, CBC (Issuer) completed a private placement of $850 million principal amount of 6 3/8% senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

The following information sets forth our Condensed Consolidating Balance Sheets as of September 28, 2003, and December 29, 2002, and the Condensed Consolidating Statements of Income for the thirteen and thirty-nine weeks ended September 28, 2003, and September 29, 2002, and the Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 28, 2003, and September 29, 2002. Investments in our subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$658,200	$37,629	$724,362	$—	$1,420,191
Beer excise taxes	—	(105,912)	(526)	(265,029)	—	(371,467)
Net sales	—	552,288	37,103	459,333	—	1,048,724
Cost of goods sold	—	(336,779)	(30,077)	(291,160)	—	(658,016)
Equity in subsidiary earnings	54,345	67,181	—	—	(121,526)	—
Gross profit	54,345	282,690	7,026	168,173	(121,526)	390,708
Marketing, general and administrative expenses	(125)	(171,515)	(4,688)	(104,985)	—	(281,313)
Operating income	54,220	111,175	2,338	63,188	(121,526)	109,395
Interest income	323	29	30	4,360	—	4,742
Interest income (expense)	11,221	(15,413)	4,135	(18,324)	—	(18,381)
Other (expense) income	(35)	(49,329)	74,785	(25,422)	—	(1)
Income before income taxes	65,729	46,462	81,288	23,802	(121,526)	95,755

Income tax (expense) benefit	(4,301)	7,828	(30,713)	(7,141)	—	(34,327)
Net income	$61,428	$54,290	$50,575	$16,661	$(121,526)	$61,428

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2002

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$652,591	$36,327	$633,804	$—	$1,322,722
Beer excise taxes	—	(106,104)	(669)	(214,351)	—	(321,124)
Net sales	—	546,487	35,658	419,453	—	1,001,598
Cost of goods sold	—	(338,148)	(27,514)	(270,432)	—	(636,094)
Equity in subsidiary earnings	40,863	20,989	—	—	(61,852)	—
Gross profit	40,863	229,328	8,144	149,021	(61,852)	365,504
Marketing, general and administrative expenses	(81)	(174,562)	(6,636)	(95,080)	—	(276,359)
Operating income	40,782	54,766	1,508	53,941	(61,852)	89,145
Interest income	—	1,115	—	4,574	—	5,689
Interest income (expense)	9,754	(14,066)	192	(17,685)	—	(21,805)
Other income (expense)	—	12,600	8,451	(19,499)	—	1,552
Income before income taxes	50,536	54,415	10,151	21,331	(61,852)	74,581
Income tax expense	(3,917)	(13,535)	(4,111)	(6,399)	—	(27,962)
Net income	$46,619	$40,880	$6,040	$14,932	$(61,852)	$46,619

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,933,947	$87,129	$1,969,341	$—	$3,990,417
Beer excise taxes	—	(306,264)	(965)	(705,947)	—	(1,013,176)
Net sales	—	1,627,683	86,164	1,263,394	—	2,977,241
Cost of goods sold	—	(1,008,494)	(69,097)	(822,986)	—	(1,900,577)
Equity in subsidiary earnings	114,985	101,003	—	—	(215,988)	—
Gross profit	114,985	720,192	17,067	440,408	(215,988)	1,076,664
Marketing, general and administrative expenses	(366)	(517,402)	(18,779)	(298,888)	—	(835,435)
Operating income (loss)	114,619	202,790	(1,712)	141,520	(215,988)	241,229
Interest income	689	29	91	13,795	—	14,604
Interest income (expense)	33,948	(45,696)	4,561	(55,028)	—	(62,215)
Other (expense) income	(125)	(42,154)	114,490	(65,920)	—	6,291
Income before income taxes	149,131	114,969	117,430	34,367	(215,988)	199,909

Income tax expense	(10,555)	(204)	(40,263)	(10,311)	—	(61,333)
Net income	$138,576	$114,765	$77,167	$24,056	$(215,988)	$138,576

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,932,916	$86,773	$1,610,314	$—	$3,630,003
Beer excise taxes	—	(307,828)	(1,661)	(525,325)	—	(834,814)
Net sales	—	1,625,088	85,112	1,084,989	—	2,795,189
Cost of goods sold	—	(1,009,835)	(64,072)	(684,551)	—	(1,758,458)
Equity in subsidiary earnings	120,647	69,560	—	—	(190,207)	—
Gross profit	120,647	684,813	21,040	400,438	(190,207)	1,036,731
Marketing, general and administrative expenses	(246)	(504,668)	(19,474)	(253,696)	—	(778,084)
Special charges	—	(1,802)	—	—	—	(1,802)
Operating income	120,401	178,343	1,566	146,742	(190,207)	256,845
Interest income	786	1,601	—	13,910	—	16,297
Interest income (expense)	28,475	(39,741)	4,301	(43,813)	—	(50,778)
Other income (expense)	6,142	16,198	31,510	(49,942)	—	3,908
Income before income taxes	155,804	156,401	37,377	66,897	(190,207)	226,272

Income tax expense	(14,366)	(35,203)	(15,196)	(20,069)	—	(84,834)
Net income	$141,438	$121,198	$22,181	$46,828	$(190,207)	$141,438

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$274	$1,181	$1,164	$28,632	$—	$31,251
Accounts receivable, net	72	101,054	11,184	464,864	—	577,174
Other receivables, net	6,081	48,986	3,013	54,264	—	112,344
Inventories, net	—	111,303	7,601	77,620	—	196,524
Deferred tax asset	—	11,056	(307)	377	—	11,126
Other current assets	—	34,581	612	84,746	—	119,939
Total current assets	6,427	308,161	23,267	710,503	—	1,048,358
Properties, net	—	813,582	18,928	558,109	—	1,390,619
Goodwill	—	115,978	(138,344)	769,438	—	747,072
Other intangibles, net	—	69,483	79,384	380,310	—	529,177
Investments in joint ventures	—	97,357	—	90,845	—	188,202
Net investment in and advances to subs	1,142,593	1,814,845	—	—	(2,957,438)	—
Long-term deferred tax asset	16,349	(21,411)	142,609	46,496	—	184,043
Other non-current assets	5,178	73,150	4,648	116,968	—	199,944

Total assets	$1,170,547	$3,271,145	$130,492	$2,672,669	$(2,957,438)	$4,287,415

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$160,622	$3,850	$151,025	$—	$315,497
Accrued salaries and vacations	—	51,849	1,042	4,606	—	57,497
Taxes, other than income	—	29,693	573	138,331	—	168,597
Accrued expenses and other liabilities	(5,525)	115,694	3,248	269,868	—	383,285
Short-term borrowings	—	6,401	—	3,113	—	9,514
Current portion of long-term debt	—	85,104	—	—	—	85,104
Total current liabilities	(5,525)	449,363	8,713	566,943	—	1,019,494
Long-term debt	20,000	1,237,175	—	18,448	—	1,275,623
Deferred tax liability	—	—	—	180,912	—	180,912
Other long-term liabilities	7,214	443,028	844	211,442	—	662,528
Total liabilities	21,689	2,129,566	9,557	977,745	—	3,138,557
Total shareholders’ equity	1,148,858	1,141,579	120,935	1,694,924	(2,957,438)	1,148,858

Total liabilities and shareholders’ equity	$1,170,547	$3,271,145	$130,492	$2,672,669	$(2,957,438)	$4,287,415

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$161	$499	$634	$57,873	$—	$59,167
Accounts receivable, net	—	99,560	9,974	511,512	—	621,046
Other receivables, net	—	30,078	1,031	53,271	—	84,380
Inventories, net	—	101,147	4,217	79,307	—	184,671
Deferred tax asset	397	20,108	—	471	—	20,976
Other current assets	—	41,301	—	42,355	—	83,656
Total current assets	558	292,693	15,856	744,789	—	1,053,896
Properties, net	—	844,206	24,645	511,388	—	1,380,239
Goodwill	—	116,101	(130,652)	741,620	—	727,069
Other intangibles, net	—	70,363	83,990	374,723	—	529,076
Investments in joint ventures	—	94,417	—	96,767	—	191,184
Net investment in and advances to subs	1,068,297	1,739,421	—	—	(2,807,718)	—
Long-term deferred tax asset	2,968	(14,545)	158,187	59,790	—	206,400
Other non-current assets	4,761	83,787	3,488	117,511	—	209,547

Total assets	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$167,037	$2,869	$164,741	$—	$334,647
Accrued salaries and vacations	—	57,642	1,151	20,208	—	79,001
Taxes, other than income	—	29,907	694	147,443	—	178,044
Accrued expenses and other liabilities	67,944	62,655	63,009	218,542	—	412,150
Short-term borrowings	—	22,100	—	79,554	—	101,654
Current portion of long-term debt	—	42,395	—	—	—	42,395
Total current liabilities	67,944	381,736	67,723	630,488	—	1,147,891
Long-term debt	20,000	1,363,392	—	—	—	1,383,392
Deferred tax liability	—	—	—	156,437	—	156,437
Other long-term liabilities	6,789	413,673	28	207,350	—	627,840
Total liabilities	94,733	2,158,801	67,751	994,275	—	3,315,560
Total shareholders’ equity	981,851	1,067,642	87,763	1,652,313	(2,807,718)	981,851

Total liabilities and shareholders’ equity	$1,076,584	$3,226,443	$155,514	$2,646,588	$(2,807,718)	$4,297,411

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$18,041	$135,736	$95,749	$92,392	$341,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	—	(60,719)	(892)	(98,334)	(159,945)
Proceeds from sales of properties	—	307	10,177	5,135	15,619
Investment in Molson USA, LLC	—	(5,239)	—	—	(5,239)
Other	—	(630)	—	—	(630)
Net cash (used in) provided by investing activities	—	(66,281)	9,285	(93,199)	(150,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	1,563	—	—	—	1,563
Dividends paid	(22,359)	—	—	—	(22,359)
Net proceeds (payments) from short-term borrowings	—	34,167	—	(80,015)	(45,848)
Net proceeds on commercial paper	—	249,690	—	—	249,690
Payments on debt and capital lease obligation	—	(378,099)	—	—	(378,099)
Change in overdraft balances	—	(25,227)	—	—	(25,227)
Net activity in investment and advances (to) from subsidiaries	2,868	50,696	(104,727)	51,163	—
Net cash used in financing activities	(17,928)	(68,773)	(104,727)	(28,852)	(220,280)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	113	682	307	(29,659)	(28,557)
Effect of exchange rate changes on cash and cash equivalents	—	—	223	418	641
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$274	$1,181	$1,164	$28,632	$31,251

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2002

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$16,282	$93,125	$25,875	$57,920	$193,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of investments	232,758	—	—	—	232,758
Capital Expenditures	—	(97,136)	(4,405)	(43,327)	(144,868)
Additions to intangible assets	—	(7,295)	—	—	(7,295)
Proceeds from sales of properties	—	4,535	1,545	13,680	19,760
Acquisition of Coors Brewers Limited, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Investment in Molson USA, LLC	—	(2,750)	—	—	(2,750)
Other	—	(7,562)	—	—	(7,562)
Net cash provided by (used in) investing activities	232,758	(225,313)	(95,510)	(1,409,192)	(1,497,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	11,152	—	—	—	11,152
Dividends paid	(22,220)	—	—	—	(22,220)
Proceeds (payments) from Issuance of debt	—	2,400,935	—	5,853	2,406,788
Payments on debt and capital lease obligations	(85,000)	(994,243)	—	—	(1,079,243)
Change in overdraft balances	—	(22,854)	—	—	(22,854)
Net activity in investment and advances (to) from subsidiaries	(211,352)	(1,248,614)	73,391	1,386,575	—
Other	(185)	(5,942)	—	—	(6,127)
Net cash (used in) provided by financing activities	(307,605)	129,282	73,391	1,392,428	1,287,496

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(58,565)	(2,906)	3,756	41,156	(16,559)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,459)	11,629	10,170
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of quarter	$—	$1,884	$3,021	$65,839	$70,744

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Since our founding in 1873, we have been committed to producing the highest-quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles and price preferences. Our beverages are sold predominately throughout the United States (U.S.), the United Kingdom (U.K.) and in other markets around the world.  We are the third-largest producer of beer in the United States, based on volume and revenues.  We are the United Kingdom’s second-largest beer company and the ninth-largest brewer in the world, based on volume.

The following key company goals are directed toward succeeding in the worldwide beer business:

•  consistent volume growth, especially in our premium brands;

•  product pricing that reflects a brand-building approach to the beer business;

•  continued efforts to reduce costs in our brewing and shipping operations;

•  continued investment in our brands through advertising and other selling and marketing investments, resulting in volume growth and improved pricing;

•  strong cash flow and pay-down of debt, resulting in lower interest expense and higher returns on capital; and

•  consistent growth in overall sales, profitability and returns on capital.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the thirteen and thirty-nine weeks ended September 28, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Form 10-K for the fiscal year ended December 29, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

Our consolidated results are driven by the results of our three business segments: Americas, Europe and Corporate.

Our third quarter 2003 consolidated results reflect an increase of 28.4% in income before income taxes and a 31.8% increase in income after taxes when compared with the same period in the prior year. Contributing to this increase was a 4.8% increase in quarterly volume from 8.4 million barrels to 8.8 million barrels, primarily driven by year-over-year volume increases in our Europe segment. In addition, our income before income taxes was affected positively by more favorable margins in both the Americas and Europe segments, as well as benefits received from certain cost-saving initiatives throughout our business. We also realized the benefit of a 4% year-over-year appreciation of the British pound (GBP) against the U.S. dollar in our Europe segment. Factors offsetting these positive contributions to income before income taxes include continuing economic softness and poor sales mix and volume trends in the United States, the loss of contract brewing and transitional service agreements in our Europe segment and increased pension and health care expenses throughout the business.

Our effective tax rate for the quarter was 35.85%, down from 37.5% a year ago, as we continued to benefit from the tax impact of our CBL acquisition structure.

Year-to-date consolidated income before taxes decreased 11.7% year-over-year. Our consolidated volume increased 4.2% from 23.8 million barrels to 24.8 million barrels when compared to the same period in the prior year. Poor sales mix trends away from higher-margin products, particularly in the first half of the year, partially offset improvements in cost of goods sold made through the implementation of cost-saving initiatives in our Americas business. Nevertheless, our gross profit increased 3.9% compared to the first three quarters of last year. Marketing, general and administrative expenses increased 7.4%, or $57.4 million, year-to-date compared to last year due to increased spending on sales and marketing efforts, the loss of reimbursements from transitional service arrangements in Europe (the majority of which ended on or around the end of 2002), the increase in the value of the GBP, and higher pension and health care benefits in both the Americas and Europe segments.

Our year-to-date effective tax rate was 30.7%, down from 37.5% in the comparable period the prior year. The decrease was driven by the favorable completion of tax audits for the years 1996 through 2000, which resulted in a 7.0% reduction in our second quarter rate, and an approximate 2.8% reduction in our expected full year rate. The lower tax rate year-to-date partially offset the factors discussed above, netting to a 2.0% decrease in net income for the first three quarters of 2003 versus the same period of 2002.

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

The Americas segment primarily consists of our production, marketing, and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a separate joint venture investment with Molson. The Americas also includes a small amount of volume, partly United States sourced, which is sold outside of the United States and its territories, as well as some contract-produced products from China that are sold in Asia.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	Percent Change	September 28, 2003	September 29, 2002	Percent Change
	(In thousands, except percentages)
	(Unaudited)
Volume in barrels	5,960	5,956	N/M	17,284	17,457	1.0%

Net sales	$640,443	$624,364	2.6%	$1,859,232	$1,845,916	0.7%
Cost of goods sold	(384,356)	(380,950)	0.9%	(1,123,458)	(1,124,755)	0.1%
Gross profit	256,087	243,414	5.2%	735,774	721,161	2.0%
Marketing, general and administrative expenses	(182,920)	(183,773)	0.5%	(549,165)	(532,663)	3.1%
Special credits	—	—	—	—	840	N/M
Operating income	73,167	59,641	22.7%	186,609	189,338	1.4%
Other income (expense), net	(560)	2,015	N/M	2,897	2,008	44.3%
Income before income taxes	$72,607	$61,656	17.8%	$189,506	$191,346	1.0%
Depreciation, depletion and amortization	$30,824	$35,771	9.5%	$93,295	$98,706	5.5%

Capital Expenditures	$18,263	$44,909	59.3%	$61,727	$108,868	43.3%

N/M = Not Meaningful

Net sales and volume

Third quarter net sales for the Americas segment increased 2.6% compared to the same period in the prior year, driven primarily by continued favorable pricing in the United States. In addition, we increased our income from our business in Canada by 36.6% due to increased Coors Light volume, modestly higher beer prices and a strong Canadian dollar during the quarter. Furthermore, year-over-year third quarter results were favorably impacted by the lapping of the implementation of the Puerto Rico excise tax increase, which drove an increase in wholesale and retail inventories in the second quarter of 2002 in anticipation of excise tax increases, thereby causing lower sales in the third quarter of 2002. These drivers of an increase in net sales were partially offset by a continued mix shift in the United States toward lower revenue-per-barrel brands and packages.

Volume of approximately 6.0 million barrels for the third quarter was up slightly in comparison to the third quarter of 2002 as poor weather and economic softness across much of the United States continued to provide challenges in the category for most of the third quarter in 2003. Americas distributor sales to retail declined 0.3% in the third quarter, reflecting persistent sales weakness in the U.S. beer industry this year. Americas volume to wholesalers increased slightly, as our wholesalers started and ended the third quarter with their inventories about 100,000 barrels above last year. Increased distributor inventories at the beginning of the quarter were driven by wholesaler anticipation of a strong July 4th holiday, while the higher inventories at the end of the quarter were to help us bridge the cutover to new supply-chain systems and processes (See Outlook for Remainder of 2003).

Year-to-date net sales increased 0.7% over the same period last year, but volume decreased 1.0% from 17.5 million barrels to 17.3 million barrels. Net sales were impacted positively by continued favorable pricing in the United States and previously discussed growth in our Canada business. In addition, net sales were impacted positively by a one-time $4.2 million increase in revenue during the first quarter that resulted from the settlement of a contract interpretation issue between CBC and one of its wholesalers.

Cost of goods sold and Gross profit

Americas cost of goods sold for the third quarter increased 0.9%, 0.8% on a per-barrel basis, compared to the same period last year. Our operations costs, which make up about 95% of cost of goods sold, declined approximately 1.6% per barrel in the third quarter as a result of lower packaging costs and operations efficiency initiatives, higher distributor and utility costs. Overall cost of goods sold increased, however, due to higher pension and health care costs, along with the mix impact of higher sales of import brands by our company-owned distributorships.

Gross profit for the third quarter increased 5.2% as net sales per barrel growth, largely driven by higher prices, more than offset increases in cost of goods sold during the quarter.

Year-to-date cost of goods sold decreased slightly from the same period in 2002, due in part to lower packaging costs and cost-saving initiatives, including reduced headcount and labor efficiencies. On a per barrel basis, cost of goods sold increased 0.9% from the same period prior year due to the same factors contributing to the third quarter increase. Additionally, lower year-to-date volume contributed to less leveraging of fixed costs during the first three quarters of the year.

Gross profit increased 2.0% year-to-date compared with the same period in the prior year for the reasons stated above.

Marketing, general and administrative expenses

Marketing, general and administrative expenses in the Americas decreased 0.5% during third quarter. The decrease is attributable to the quarterly distribution of selling and marketing expense last year, based on sales volume, which put approximately 75% of the full-year increase in spending into the third quarter in 2002. Overhead expenses increased due to higher spending on pension, health care and information systems.

Year-to-date marketing, general and administrative expenses increased 3.1% as a result of higher sales and marketing investments and increased spending on information systems and pension and health care costs.

Special credits

We recorded no special items in the first three quarters of 2003, nor did we record any special items in the third quarter of 2002. We did record a net special credit of $0.8 million in the first nine months of 2002 comprised of expenses related to the dissolution of our former can and end joint venture, offset by a cash payment on a debt from our former partner in a brewing business in South Korea.

Operating income

Operating income increased 22.7% during the third quarter 2003 compared to the third quarter of 2002, while year-to-date operating income declined slightly over the same period in 2002 as a result of the third quarter and year-to-date factors discussed above.

Other income (expense), net

Third quarter other expenses were composed primarily of losses on our Molson USA joint venture partnership. Year-to-date other income included royalties and a $3.1 million gain on the sale of a distributorship warehouse, partially offset by year-to-date losses on our Molson USA joint venture partnership.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Light in the United Kingdom and Republic of Ireland.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	Percent Change	September 28, 2003	September 29, 2002	Percent Change
	(In thousands, except percentages)
	(Unaudited)
Volume in barrels	2,812	2,451	14.7%	7,538	6,337	19.0%

Net sales (1)	$408,281	$377,234	8.2%	$1,118,009	$949,273	17.8%
Cost of goods sold (1)	(273,660)	(255,144)	7.3%	(777,119)	(633,703)	22.6%
Gross profit	134,621	122,090	10.3%	340,890	315,570	8.0%
Marketing, general and administrative expenses	(92,149)	(87,036)	5.9%	(267,566)	(229,012)	16.8%
Operating income	42,472	35,054	21.1%	73,324	86,558	15.3%
Interest income	4,207	4,574	8.0%	12,960	12,005	8.0%
Other income (expense), net	(99)	(438)	77.4%	2,909	323	N/M
Income before income taxes	$46,580	$39,190	18.9%	$89,193	$98,886	9.8%
Depreciation and amortization	$27,120	$28,473	10.1%	$81,236	$73,123	11.1%
Capital Expenditures	$33,845	$2,751	N/M	$98,218	$43,295	N/M

N/M = Not Meaningful

(1) Third quarter and year-to-date 2003 net sales and cost of goods sold are $7.8 million higher than reported in the press release announcing our third quarter results due to an excise tax reclassification made by the CBL subsidiary subsequent to our press release.

All of the reported results for the third quarter for our Europe segment increased due to an approximate 4% year-over-year appreciation of the GBP against the U.S. dollar. Year-to-date, the appreciation of the GBP against the U.S. dollar was 8.5%. Additionally, Europe’s year-to-date results were impacted because we owned the business for 39 weeks in 2003 vs. 34 weeks in 2002, the five additional weeks reflecting soft post-holiday volumes.

Net sales and volume

Net sales for our Europe segment for the third quarter 2003 increased $31.0 million, and volume increased 14.7% from 2.5 million barrels to 2.8 million barrels. From a brand perspective, this growth was driven by the Carling and Grolsch brands, both of which grew more than 20% in the quarter. These volume increases were attributable to growth in both the on- and off-trade. Our on-trade business, which represents approximately two-thirds of our Europe volume and an even greater portion of margin, continued to grow market share, pricing and margins in the third quarter due to strong sales execution and unusually hot weather in the United Kingdom this summer. We focused our sales efforts this quarter toward on-premise sales of Carling in existing accounts, along with new distribution in low-share markets, including Scotland. Sales of factored brands in the on-trade declined at a double-digit rate in the third quarter, partially offsetting increases in the on- and off-trade. This trend was primarily driven by some of our large on-trade chain customers changing to purchase non-Coors products directly from the brand owners and distribute them via non-Coors distribution systems. Our off-trade business accelerated volume and share gains in the third quarter from already robust trends earlier in the year. In the third quarter, we grew off-trade volume more than 30%, led by Carling and Grolsch. Our off-trade volume performance was impacted by several factors, including 2003 weather and very weak volume last July as retailers worked off excess packaged beer inventories following the World Cup.

Net sales year-to-date increased $168.7 million, while year-to-date volume increased 1.2 million barrels from 6.3 million barrels to 7.5 million barrels. The significant increase in net sales and volume was due primarily to our owning the business for thirty-four weeks in 2002 versus thirty-nine weeks in 2003, coupled with the factors noted above. Market share year-to-date increased by more than 1.5% due to the growth in the Carling and Grolsch brands. Our on-trade market share increased approximately 1.5% year-to-date on the strength of the Carling brand, the continued rollout of Carling Extra Cold, and a more focused sales effort. We have increased our off-trade market share by more than 2.2% year-to-date. Partially offsetting these positive factors year-to-date was the decline in our on-trade factored brand sales and heavy price discounting and mix shift toward lower revenue-per-barrel sales in our off-trade business.

Cost of goods sold and Gross profit

Cost of goods sold for the third quarter increased $18.5 million, but on a per-barrel basis, cost of goods sold decreased 6.5%. The aggregate increase in cost of goods sold was driven by increased volume and exchange rates. Costs of goods sold per barrel decreased as sales of factored brands declined and the benefits of right-sizing our business were realized. Additionally, with our increased volume, our ability to leverage fixed costs increased. These positive factors were partially offset by the loss of income from contract brewing arrangements that substantially ceased near the end of 2002, the reclassification of our share of profits from the Tradeteam joint venture from cost of goods sold to other income beginning in 2003, and the high cost of contracting with other brewers to package some of our volume. Our newly configured packaging lines at our Burton brewery were not fully operational until late in the quarter. As a result, some of our incremental off-trade packaging was contracted out to small regional brewers for the first three quarters of the year.

Our gross profit for the third quarter increased $12.5 million, or 10.3%, because of the factors described above.

Year-to-date cost of goods sold increased $143.4 million and, on a per-barrel basis, increased 3.1%. The increases were due to the factors noted above, coupled with our owning the business for the entire period this year versus only a partial period in 2002.

Gross profit year-to-date increased 8.0% as a result of the factors noted above.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased $5.1 million in the third quarter of 2003 versus the same period in 2002 primarily due to exchange rates and higher investments in sales staff and increased depreciation charges from investments in information systems and dispense equipment, the latter supporting the sales growth in the on-trade. These increases were partially offset by the one-time gain of $3.5 million pretax on the sale of the rights to our Hooper’s Hooch flavored alcohol beverage brand in Russia.

In addition to these factors, marketing, general and administrative expenses were impacted by the loss of reimbursements from the transitional services arrangements with Interbrew S.A. that were set up following the CBL acquisition in February 2002 and largely concluded by the end of that year. These reimbursements were recorded as a reduction to marketing, general and administrative expenses in 2002.

The factors noted above contributed to the year-to-date increase of $38.6 million, or 16.8%, in year-to-date marketing, general and administrative expenses versus the same period the prior year.

Operating income

Consequently, operating income increased $7.4 million, or 21.1%, in the third quarter. Year-to-date operating income decreased $13.2 million, or 15.3%, because of the net effect of the factors above.

Interest income

Interest income in the third quarter decreased $0.4 million due to lower customer trade loan balances. Year-to-date interest income increased $1.0 million due to the inclusion of an additional five weeks of results in 2003.

Other income (expense), net

Third quarter 2003 other expense, net was composed primarily of Tradeteam income, which was recorded in cost of goods sold in 2002. Year-to-date other income, net was composed primarily of Tradeteam income and gains on sales of assets, partially offset by leasehold expenses.

THE CORPORATE SEGMENT RESULTS OF OPERATIONS

The Corporate segment currently includes interest and certain other general and administrative costs that are not attributable to either the Americas or Europe operating segments. The Corporate segment has no sales or cost of goods sold. In 2003, we began allocating certain general and administrative expenses to the Corporate segment. Prior year segment amounts have been reclassified to conform to the new presentation. The majority of these corporate costs relate to worldwide finance and administrative functions, such as legal, human resources, insurance and risk management.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 28, 2003	September 29, 2002	Percent Change	September 28, 2003	September 29, 2002	Percent Change
	(In thousands, except percentages)
	(Unaudited)
Marketing, general and administrative expenses	$(6,244)	$(5,550)	12.5%	$(18,704)	$(16,409)	14.0%
Special charges	—	—	—	—	(2,642)	—
Operating loss	(6,244)	(5,550)	12.5%	(18,704)	(19,051)	1.8%
Interest income	536	1,115	51.9%	1,645	4,292	61.7%
Interest expense	(18,382)	(21,805)	15.7%	(62,216)	(50,778)	22.5%
Other income (expense), net	658	(25)	N/M	485	1,577	69.2%
Loss before income taxes	$(23,432)	$(26,265)	10.8%	$(78,790)	$(63,960)	23.2%

N/M = Not Meaningful

Marketing, general and administrative expenses

Marketing, general and administrative expenses for the Corporate segment increased 12.5% in the third quarter compared to the same period the prior year due to increased pension and health care costs and management of a larger global business. Year-to-date marketing, general and administrative expenses increased for the same reasons.

Special charges

We recorded no special items during the third quarter and year-to-date 2003, nor did we record any special items in third quarter of 2002. Year-to-date, we recorded special charges in 2002 primarily related to acquisition costs for CBL, including accounting, appraisal and legal fees not eligible for capitalization.

Interest income

Interest income for the third quarter and year-to-date 2003 decreased $0.6 million and $2.6 million, respectively, because of lower interest rates and lower cash balances in the current year.

Interest expense

Interest expense in the third quarter decreased $3.4 million versus the prior year. The reduction in interest expense was due primarily to the dollar-denominated commercial paper program that started in June of this year, the initial proceeds of which we used to pay down approximately $300 million of higher-rate GBP-denominated term debt. Our new debt structure has lowered interest costs on outstanding balances. Debt outstanding was also lower this year as we have used available cash flow to reduce debt by approximately $170 million in the nine months ended September 28, 2003.

Year-to-date, interest expense increased $11.4 million. While our commercial paper program has reduced our interest expense since its implementation in June 2003, these savings were more than offset year-to-date as a result of the existence of our debt structure for the acquisition of CBL for the first thirty-nine weeks of 2003 versus only nineteen weeks in 2002 and the currency appreciation on our GBP-denominated term debt prior to the August payoff.  Prior to finalizing the long-term structure in second quarter of 2002, we had exclusively short-term borrowings at lower interest rates.

Other income (expense), net

In the third quarter and year-to-date 2003, other income consisted primarily of foreign currency exchange gains recognized during the period, offset slightly by bank fees. In 2002, year-to-date other income consisted of gains on sales of investments, offset by foreign currency exchange losses recognized during the period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of September 28, 2003, we had working capital of $28.9 million compared to negative working capital of ($94.0 million) at December 29, 2002. Our cash balance declined $27.9 million compared to December 29, 2002, due to timing of cash receipts, seasonality of the business, and timing of debt payments. The increase in our working capital is the net result of changes in current debt, accrued income taxes, accrued expenses and other liabilities, and accrued salaries and vacations.

We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, liquidity could be impacted negatively by a decrease in demand for our products, which could arise from competitive circumstances or any of the other factors we describe in the section entitled “Risk Factors.” Likewise, we also have credit facilities that contain financial and operating covenants and provide for scheduled repayments, which could impact our liquidity on an ongoing basis.

Operating activities

Net cash provided by operating activities for the thirty-nine week period ending September 28, 2003, increased $148.7 million from last year. The change was attributable primarily to more favorable changes in operating assets and liabilities than experienced in 2002, driven by higher collections of accounts receivable, and changes in deferred income taxes resulting from tax refunds and the completion of tax audits for the years 1996 through 2000, partially offset by a decrease in net income and an increase in current-year pension funding compared to last year.

Investing activities

During the thirty-nine weeks ended September 28, 2003, net cash used in investing activities decreased $1.3 billion from the same period last year. This decline was due primarily to a prior year payment, net of cash acquired, of $1.6 billion made to purchase CBL, partially offset by sales and maturities of securities in 2002. Excluding the effects of the CBL purchase and the sale of securities, the current year net cash used in investing activities increased by $7.5 million due to an increase in capital expenditures and an increased cash investment of $2.5 million in our Molson USA, LLC joint venture.

Financing activities

Net cash used in financing activities in 2003 changed by $1.5 billion from the same period last year. The change was due mainly to the issuance of debt in 2002 to fund our acquisition of CBL. Debt obligations incurred initially upon the acquisition of CBL were refinanced during the second quarter of 2002. Proceeds from issuance of debt, as well as payments on long-term debt and capital lease obligations during the nine months ended September 29, 2002, were grossed up by $850 million as a result of the refinancing. During the nine months ended September 28, 2003, we applied approximately $170 million toward debt repayments.

Debt Structure

Our total borrowings as of September 28, 2003, and December 29, 2002, were composed of the following:

	As of
	September 28, 2003	December 29, 2002
	(In thousands)
Short-term borrowings	$9,514	$101,654

6.95% Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes (1)	854,635	855,289
Senior Credit Facility:
USD amortizing term loan	168,000	168,000
GBP amortizing term loan	—	365,689
Commercial paper	299,645	—
Other	18,447	16,809
Total long-term debt (including current portion)	1,360,727	1,425,787
Less current portion of long-term debt	(85,104)	(42,395)
Total long-term debt	$1,275,623	$1,383,392

(1)  On May 7, 2002, we issued $850M 6.375% senior notes. There are derivative transactions associated with these notes. $774M principal was exchanged as part of a cross currency swap into GBP with an interest rate of 6.32%. $76M was swapped to floating rates at a spread of 79 basis points over 3 month LIBOR.

The aggregate principal long-term debt maturities of total debt for the next five fiscal years and thereafter are as follows:

Twelve months commencing in the fourth quarter of:	Amount
(In thousands)
2003	$85,104
2004	44,614
2005	106,725
2006	18,586
2007	249,346
Thereafter	856,352
$1,360,727

While we made significant changes to our capital structure in 2002, incurring debt to finance the purchase of CBL, we have made refinements during 2003 that have enhanced our debt position and contributed to a decrease in interest expense when compared to the third quarter of 2002. Our current intent is to use cash from operating activities, net of capital expenditures and other cash used in investing activities, to reduce our debt obligations.

In June 2003, we issued approximately $300 million of commercial paper. $250 million of our commercial paper balance is classified as long-term, reflecting our intent and ability to refinance these borrowings on a long-term basis through our revolving line of credit. The remaining $50 million is classified as short term, as our intent is to repay that portion during the next twelve months. As of September 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.21% to 1.24%, with a weighted average of 1.23%.

In May 2003, we increased our unsecured committed credit arrangement from $300 million to $500 million in order to support our commercial paper program. As of September 28, 2003, $300 million of the total $500 million line of credit was being used as a backstop for our commercial paper program while the remainder was available for general corporate purposes. As of September 28, 2003, all of our line of credit, except that backing commercial paper, was available to us. This line of credit has a five-year term expiring 2007.

Additionally, we made a payment in the third quarter of 2003 against the then-outstanding principal and interest on our GBP-denominated amortizing term loan of approximately 181.1 million GBP ($300.3 million at then-prevailing foreign currency exchange rates) using proceeds from our issuance of commercial paper. In addition, we accelerated the amortization on loan fees related to our GBP-denominated amortizing term loan on the date of the payment and expensed approximately $2.4 million. In July and August 2003, we made final payments of approximately 40.5 million GBP ($65.7 million at then-prevailing foreign currency exchange rates) using cash from operations. We again accelerated the amortization on loan fees related to our GBP-denominated amortizing term loan on the date of payment, expensing an additional $0.7 million during the third quarter. As of August 11, 2003, we had fully repaid the balance of our GBP-denominated term facility.

At September 28, 2003, CBC had two USD uncommitted lines of credit totaling $50.0 million in aggregate. The lines of credit are with two different lenders. We had $6.4 million outstanding under these lines of credit as of September 28, 2003. Amounts outstanding under the lines of credit bear interest at a rate stipulated by the lender at the time of borrowing.

In addition, CBL had two 10 million GBP uncommitted lines of credit and a 10 million GBP overdraft facility. No amount had been drawn on the overdraft facility as of September 28, 2003. The lines of credit had no outstanding values at September 28, 2003. These lines of credit bear interest at a floating rate determined by the lender.

Some of our debt instruments require us to meet certain customary covenant restrictions, including financial tests and other limitations. As of September 28, 2003, we were in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of September 28, 2003:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
	(In thousands)
Long term debt, including current maturities	$1,360,727	$85,104	$151,339	$267,932	$856,352
Capital lease obligations	1,483	1,386	97	—	—
Operating leases	73,554	19,938	33,559	17,882	2,175
Other long-term obligations(1)(2)	5,045,208	715,557	1,314,896	2,416,332	598,423
Total obligations	$6,480,972	$821,985	$1,499,891	$2,702,146	$1,456,950

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 –5 years	After 5 years
	(In thousands)
Standby letters of credit	$2,906	$2,906	$—	$—	$—
Guarantees	3,113	3,113	—	—	—
Total commercial commitments	$6,019	$6,019	$—	$—	$—

(1)          These amounts consist largely of long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in production and packaging, such as cans and bottles, in addition to various long-term commitments for advertising, promotions and information technology services. On July 29, 2003, we signed a new agreement, effective August 1, 2003, with Owens-Brockway Glass Container, Inc. relating to the operation of our joint venture and the production of glass bottles, as well as the supply of glass bottles for our non-Golden commercial business. The new agreement has a term of 12 years, and is reflected in the table above, whereas the previous agreement extended to 2005.

(2)     Included in Other long-term obligations is the effect of our most recent completed contract with Graphic Packaging International Corporation (GPIC), dated March 25, 2003. See Item 13(b) Certain Business Relationships, in our Form 10-K dated December 29, 2002, for further information.

PENSION PLANS

We maintain defined benefit pension plans for eligible employees in both the United States and the United Kingdom. We expect our full-year 2003 consolidated pension expense to be approximately $38.8 million versus $18.6 million a year ago. Our expected increase in consolidated pension expense is due to, among other factors, the combined impacts of reducing our U.S. pension investment return assumption for 2003 to 9.0% from 9.5% in 2002 and increased actuarial loss amortization versus a year ago. While we are not required to make any mandatory contributions to either of our pension plans, we have made consolidated contributions, voluntarily, of approximately $3.8 million per month throughout 2003. Final calculations of ongoing contribution levels will not be made until December 28, 2003.

OUTLOOK FOR THE REMAINDER OF 2003

Americas

Our third quarter results continue to reflect trends seen since the beginning of the fiscal year. Our Americas business continues to face a challenging volume environment in the United States but has made meaningful progress in reducing costs and improving sales mix. Our outlook for the last quarter of the year includes a continuing positive U.S. pricing environment and slight improvement in sales mix – contributing to improved revenue per barrel – as well as anticipation of declining distributor inventories, higher distribution costs and continued investment on the front end of our business.

In the fourth quarter, we expect to face many of the same challenges that we faced during the third quarter in the United States. In addition, we expect that our fourth quarter costs and earnings will be impacted by the new supply-chain systems and processes implemented on the first day of the fourth quarter. This has created difficulties in our order fulfillment processes. We incurred additional costs subsequent to the system cutover, primarily in higher freight costs of an estimated $3 million. While building distributor inventories at the end of third quarter 100,000 barrels above last year helped to limit the sales impact of this changeover, we are still facing challenges, including stockouts and unusually low inventory levels of some products throughout our U.S. business. We are not able at this time to predict what impact these shortages will have on our volume trends in the fourth quarter, but we expect that distributor inventories will be roughly in line with year-end 2002 by the end of the fourth quarter. Because our distributors ended the third quarter with higher-than-normal inventories in preparation for new systems implementation, the inventory reduction during the balance of the year may impact volume, cost and profit trends negatively in the fourth quarter, aggravated by the fact that the fourth quarter is typically a smaller volume quarter.

Fourth quarter cost of goods sold per barrel will be affected by many of the same factors as third quarter, including higher fuel, freight, pension and health care costs, along with higher sales of import brands by our company-owned distributorships, partially offset by operating efficiencies and continued cost reduction initiatives. We anticipate that fourth quarter cost of goods sold also will be impacted by higher costs associated with previously noted systems implementation. In addition, we expect fourth quarter fuel and utility costs to remain higher than last year.

We anticipate that Americas marketing, general and administrative costs for the full year will increase at a mid-single-digit percentage rate, consistent with our trends in recent years and in the first three quarters of this year.

Since our acquisition of the Molson USA joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. We and our partners continue to evaluate and refine the venture’s strategy for 2004 and beyond, and the implications that future assumptions for volume, costs and profit may have on our investment valuation.

Europe

Our outlook for this portion of our business remains positive for the fourth quarter as we expect continued growth in both the on- and off-trade and continued benefits from our efforts to right-size our business in the United Kingdom, as well as a smaller impact from the loss of transitional service arrangements as the majority of these arrangements ended before the end of 2002.

As we continue our focused sales efforts, we expect that on-trade volume will continue to improve, but at a slower rate than in the third quarter. Third quarter off-trade volume was impacted by particularly hot weather this year and very weak volume last July as retailers worked off excess packaged beer inventories following the World Cup. The absence of these factors in the fourth quarter is expected to slow our off-trade growth. We are optimistic that we will continue to see better results from a better balance between growth and profit and that these will more than outweigh the profit impact of slower volume and share growth for the balance of the year.

For cost of goods sold in Europe, we anticipate that the fourth quarter will see more benefits from right-sizing our business and higher volume as the need for high-priced contract packaging services is significantly reduced due to our newly reconfigured lines and more efficient operation of the packaging in Burton.

We anticipate that fourth quarter marketing, general and administrative expenses in Europe will reflect increased investment in marketing, selling and information systems, along with changes in exchange rates, versus a year ago. The lack of income from transitional service arrangements will be less important in the fourth quarter than earlier in 2003, since some of the these arrangements ended during the fourth quarter of 2002. Marketing, general and administrative expenses in the fourth quarter this year will also be favorably impacted by the comparison to one-time expenses incurred in the fourth quarter last year, primarily related to an adjustment to U.K. pension expense and a bad-debt write-off.

Interest Income and Expense

Consolidated 2003 interest income is expected to be fairly consistent with 2002, consisting primarily of U.K. trade loan interest income. Benefits derived from this income could also be impacted by fluctuations in our foreign currency translation on the GBP.

We anticipate that fourth quarter consolidated interest expense will be lower than a year ago due to the implementation of our commercial paper program and lower debt balances, which has already yielded interest savings.

Taxes

For the rest of the year, absent any unusual items, we expect that the consolidated fourth quarter tax rate will be about 34 - 35% and that our 2003 full-year tax rate will be in the range of 31 - 32%.  We estimate that our tax rate in future years will be in the range of 35% to 37%, absent any unusual items and bearing in mind that our acquisition structure for CBL adds more volatility to our tax rate.

Other

Our expectation for our full-year consolidated capital expenditures is between $250 million and $255 million. This estimate reflects a slight increase from 2002, driven by exchange rates and increases in capital expenditures at CBL in support of facilities improvements. Lower capital expenditures than prior year in the Americas are expected to partially offset Europe’s increase.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are consistent with those disclosed in our Form 10-K for the year ended December 29, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which is immediately effective for all enterprises with interests in variable interest entities created after January 31, 2003. We have no interests in variable interest entities created after January 31, 2003. Pursuant to an October 2003 amendment, FIN No. 46 must be applied to interests in variable interest entities created before February 1, 2003, beginning in the fourth quarter of 2003. We are currently assessing which of our investments qualify as variable interest entities, and whether we must consolidate those investments as the primary beneficiary. Under the current guidance, a primary beneficiary absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. A primary beneficiary relationship requires consolidation treatment. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, FIN No. 46 requires current disclosure of the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity (See Note 1 to the Condensed Consolidated Financial Statements).

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “predict,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “industry forces,” “strategies,” “goals” and similar words. Statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

In particular, statements that we make under the headings “Narrative Description of Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Outlook for Remainder of 2003” including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2003 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.

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

RISK FACTORS

These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 29, 2002, report on Form 10-K. You should consider carefully the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

•                  We have a substantial amount of debt. As of September 28, 2003, we held approximately $1.36 billion in long-term debt primarily associated with the acquisition of CBL.

•                  Our primary production facilities in the United States and in the United Kingdom are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel price increases and natural disasters.

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

•                  If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be adversely affected.

•                  A failure to successfully complete the implementation of our redesigned supply chain processes and systems in the United States in 2003 could adversely affect our ability to take distributor orders, plan and schedule production, ship our products, pay taxes and bill distributors for shipments.

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

•                  Our success depends largely on the success of two primary products, one in the United States and one in the United Kingdom; the failure or weakening of either could adversely affect our financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and various commodities. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments. By policy, we do not enter into such contracts for the purpose of speculation and we do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries.

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we may enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are the British pound sterling (GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At September 28, 2003, no collateral was posted by our counterparties or us.

At September 28, 2003, we were a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign currency exchange rates). The swaps include an initial exchange of principal on the settlement date of our 6 3/8 % private placement (see Footnote 9, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed U.S. dollar interest receipts. At the initial principal exchange, we paid U.S. dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive U.S. dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the U.S. dollar to GBP exchange rates on an intercompany loan between CBL and us.

At September 28, 2003, we were a party to an interest rate swap agreement related to our 6 3/8 % fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed U.S. dollar interest payments semi-annually at a rate of 6 3/8 % per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million fixed-rate debt attributable to changes in the LIBOR swap rates.

We monitor foreign currency exchange risk, interest rate risk and other derivatives using two techniques - sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission (SEC), are foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps.

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

The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $5.7 million and $8.6 million at September 28, 2003, and December 29, 2002, respectively. Such a hypothetical loss in fair value is a combination of the foreign currency exchange and interest rate components of the cross currency swap. Value changes due to the foreign currency exchange component would be offset completely by increases in the value of the underlying transaction being hedged, our inter-company loan. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional Principal Amounts (USD)	Changes in Fair Value	Maturity
	(In thousands)
September 28, 2003
Foreign currency management
Forwards	$29,061	$(1,533)	10/03 – 7/05
Cross currency swap	$773,800	$(80,722)	5/12
Commodity pricing management
Swaps	$92,468	$1,033	2/04 – 2/06
Interest rate pricing management
Interest rate swap	$76,200	$7,582	5/12

December 29, 2002
Foreign currency management
Forwards	$19,655	$106	1/03 – 12/03
Cross currency swaps	$773,800	$(43,621)	5/12
Commodity pricing management
Swaps	$112,573	$(4,630)	3/03 – 9/04
Interest rate pricing management
Interest rate swap	$76,200	$8,493	5/12

Maturities of derivative financial instruments held on September 28, 2003, are as follows:

2003 (1)	2004	2005 and thereafter
(In thousands)
$(809)	$(94)	$(72,737)

(1)                                  Amount includes the estimated deferred net loss of $1.0 million that is expected to be recognized over the next 12 months, on certain forward foreign currency exchange contracts and production and packaging materials derivative contracts, when the underlying forecasted cash flow transactions occur.

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

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
ESTIMATED FAIR VALUE VOLATILITY	September 28, 2003	December 29, 2002
	(In millions)
Foreign currency risk:
forwards, options	$(3.4)	$(2.1)
Interest rate risk:
debt, swaps	$(33.7)	$(42.1)
Commodity price risk:
swaps	$(9.4)	$(10.8)

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

As of September 28, 2003, our Chief Executive Officer and Chief Financial Officer, with the assistance and participation of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings (including our consolidated subsidiaries).

Subsequent to September 28, 2003, we implemented a new supply chain system in our U.S. operations that will necessarily change portions of our internal controls surrounding the information flowing through and generated by the new supply chain system. Because of the challenges we are facing in our implementation, this transition is requiring the use of certain temporary, manual control processes, on an interim basis, as we finalize implementation of all of the new modules and stabilize the new environment. Our Chief Executive Officer and Chief Financial Officer, with the assistance and participation of management, continue to monitor the design and effectiveness of these evolving internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to claims and lawsuits arising in the ordinary course of business. We believe that the outcome of any such proceedings to which we are a party will not have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

2.1

Agreement and Plan of Merger dated August 14, 2003, by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K, filed October 6, 2003).

3.

Certificate of Incorporation of Adolph Coors Company, a Delaware corporation, dated August 14, 2003 (incorporated by reference to Annex B of the Proxy Statement on Schedule 14A, dated August 29, 2003).

3.1	Bylaws of Adolph Coors Company, a Delaware corporation (incorporated by reference to Annex C of the Proxy Statement on Schedule 14A, dated August 29, 2003).
3.2	Certificate of Merger of Adolph Coors Company, a Colorado corporation, with and in to Adolph Coors Company, a Delaware corporation.
10.20	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003 (filed pursuant to Confidential Treatment).
10.21	Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (filed pursuant to Confidential Treatment).
31.1	Certification of W. Leo Kiely II Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy V. Wolf Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Written Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                                 Reports on Form 8-K

Current report on Form 8-K dated July 24, 2003, regarding expected earnings for the second quarter of fiscal year 2003 ended June 29, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLPH COORS COMPANY

By:	/s/ RONALD A. TRYGGESTAD
Ronald A. Tryggestad
Vice President and Controller (Chief Accounting Officer)
November 12, 2003

EXHIBIT INDEX

Exhibit Number	Document Description

2.1

Agreement and Plan of Merger dated August 14, 2003, by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K, filed October 6, 2003).

3.

Certificate of Incorporation of Adolph Coors Company, a Delaware corporation, dated August 14, 2003 (incorporated by reference to Annex B of the Proxy Statement on Schedule 14A, dated August 29, 2003).

3.1	Bylaws of Adolph Coors Company, a Delaware corporation (incorporated by reference to Annex C of the Proxy Statement on Schedule 14A, dated August 29, 2003).
3.2	Certificate of Merger of Adolph Coors Company, a Colorado corporation, with and in to Adolph Coors Company, a Delaware corporation.
10.20	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003 (filed pursuant to Confidential Treatment).
10.21	Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (filed pursuant to Confidential Treatment).
31.1	Certification of W. Leo Kiely II Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy V. Wolf Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32	Written Statement of Chief Executive Officer and Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).