Form 10-K
period 2003-12-28
COORS ADOLPH CO
filed 2004-03-12
CIK 24545

US SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-14829

ADOLPH COORS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tenth Street, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

303-279-6565

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock (non-voting), $0.01 par value	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).

YES ☒	NO ☐

The aggregate market value of Class B non-voting stock held by non-affiliates of the registrant at the close of business on June 29, 2003, was $1,718,375,932 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Class B Common Stock held by persons holding more than 5% of the outstanding shares of Class B Common Stock and shares owned by officers and directors of the registrant as of June 29, 2003 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2004:

Class A Common Stock— 1,260,000 shares
Class B Common Stock— 35,620,229 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

PART I

ITEM 1. Description of Business.

Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company, its operating subsidiaries, Coors Brewing Company (CBC), operating in the United States (US); and Coors Brewers Limited (CBL), operating in the United Kingdom (UK); and our other corporate entities.

(a)  General Development of Business

Global Expansion

Since our founding in 1873, we have been committed to producing the highest-quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles and price preferences. Until our acquisition of CBL in February 2002, we operated and sold our beverages predominately in North America and in select international markets. The CBL acquisition expanded our international presence to include significant operations and sales in the United Kingdom.

Joint Ventures and Other Arrangements

To sharpen focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into various arrangements with third parties over the past decade to leverage their strengths in areas like can and bottle manufacturing, transportation, packaging, engineering, energy production and information technology.

Our Products

We own or license all of our trademarks for all of our brands. Brands sold primarily in the Americas include: Coors Light®, Coors Original®, Coors® Non-Alcoholic, Extra Gold®, Zima®, George Killian’s® Irish Red TM Lager, Keystone®, Keystone Light®, Keystone Ice®, Blue MoonTM Belgian White Ale and Mexicali®. We also sell the Molson family of brands in the United States through a joint venture. Brands sold primarily through CBL include: Carling®, Worthington®, Caffrey’s®, Reef®, ScreamersTM and Stones®. We also sell Grolsch® in the United Kingdom through a joint venture.

In the United Kingdom in 2003, we achieved considerable success with the continued roll-out of Carling Extra Cold, which is dispensed at on-trade locations (pubs, clubs, restaurants and hotels) at two degrees centigrade, four degrees cooler than traditional English draft lagers. Additionally, in the last quarter of the year, we introduced Coors Fine Light Beer to the on-trade channel. In January 2004, we launched this beer into the off-trade channel (retail and wholesale) and commenced television advertising for the product.  In the United States in 2004, we plan to introduce a low-carb beer called Aspen EdgeTM, and a variety of new flavored Zima products, collectively called Zima XXXTM (in select US markets).

In the United Kingdom, in addition to supplying our own brands, we sell other beverage companies’ brands to our on-premise customers so as to be able to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, increasing our net sales and cost of goods sold, but the related volume is not included in our reported sales volumes.

(b)  Financial Information About Segments

Prior to our acquisition of CBL, we reported results of operations in one segment. We now categorize our operations into two operating segments: the Americas and Europe. These segments are managed by separate operating teams, even though both segments consist of the manufacture, marketing, and sale of beer and other beverage products.

See Item 8, Financial Statements and Supplementary Data, for financial information relating to our segments and operations, including geographic information.

(c)  Narrative Description of Business

Some of the following statements may describe our expectations of future products and business plans, financial results, performance and events. Actual results may differ materially from these forward-looking statements. Please see Item 7, Management’s Discussion and Analysis – Cautionary Statement Pursuant to Safe Harbor Provisions of

the Private Securities Litigation Reform Act of 1995, for factors that may negatively impact our performance. The following statements are expressly made, subject to those and other risk factors.

We sold approximately 68% of our 2003 reported volume in the Americas segment and 32% in the Europe segment. In 2003, Coors Light accounted for about 51% of reported volume and Carling for approximately 22%.

Our sales volume totaled 32.7 million barrels in 2003, compared to 31.8 million barrels in 2002 and 22.7 million barrels in 2001. The barrel sales figures for each year do not include barrel sales of our products sold in Canada by the non-consolidated Coors Canada Partnership (Coors Canada) or volume from our joint venture with Molson sold in the United States. An additional 1.5 million, 1.4 million and 1.3 million barrels of beer were sold by Coors Canada in 2003, 2002 and 2001, respectively. Our Molson venture sold 0.9, 0.9 and 0.8 million barrels in 2003, 2002 and 2001, respectively. Our sales volumes also do not include the CBL factored brands business. See Item 7, Management’s Discussion and Analysis, for a discussion of volume changes.

No single customer accounted for more than 10% of our consolidated or segmented sales in 2003, 2002 or 2001.

Americas Segment

The Americas business segment is focused on the production, marketing and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson, Inc. (Molson) and the sale of Molson products in the United States that is conducted through a joint venture investment (Molson USA) with Molson. The Americas segment also includes a small amount of volume that is sold outside of the United States and its territories.

Sales and Distribution

United States

In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of 472 independent distributors (537 including branch locations) purchases our products and distributes them to retail accounts. We also own three distributorships that handled less than 3% of our total domestic volume in 2003, and we sell Molson branded beers through our Molson USA joint venture which utilizes additional independent distributors.

Canada

Coors Canada is our partnership with Molson that manages all marketing activities for our products in Canada. We own 50.1% of this partnership, and Molson owns 49.9%. The partnership contracts with  Molson for the brewing, distribution and sale of our products. Coors Light currently has an 8.7% market share, and is the largest-selling light beer and the 4th-best selling beer brand overall in Canada.

Puerto Rico and the Caribbean

In Puerto Rico, we market and sell Coors Light through an independent distributor. A team of our employees manages the marketing and promotional efforts in this market, where Coors Light is the number-one brand. We also sell our products in a number of other Caribbean markets, including the US Virgin Islands, through local distributors.

Asia

We have small developing markets in Japan, China and Taiwan. The Japanese business is currently focused on Zima and Coors Original and we sell Coors Light in Taiwan. We sell Coors Light and Coors Original in China and have contracted with Lion Nathan for the production of finished goods for the Japanese and Chinese markets.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

We use the highest quality water, barley and hops to brew our products. The majority of the water we use is naturally filtered from underground aquifers. We have acquired water rights to provide for long-term strategic growth and to sustain brewing operations in case of a prolonged drought. We buy barley under long-term contracts from a network of independent farmers located in five western US states.

Brewing and Packaging Facilities

We have three domestic production facilities and one small brewery located in Mexico. We own and operate the world’s largest single-site brewery located in Golden, Colorado. In addition, we own and operate a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia. We brew Coors Light, Coors Original, Extra Gold, Killian’s and the Keystone brands in Golden, and package about 60% of the beer brewed in Golden. The remainder is shipped in bulk from the Golden brewery to either our Memphis or Shenandoah facility for packaging.

Packaging Materials

Aluminum Cans

Approximately 59% of our domestic products were packaged in aluminum cans in 2003. A substantial portion of those cans were purchased from a joint venture with Ball Corporation (Ball), Rocky Mountain Metal Container, LLC (RMMC). In addition to our supply agreement with RMMC, we also have commercial supply agreements with Ball and other third-party can manufacturers to purchase cans and ends in excess of what is supplied through RMMC. In 2003, we purchased the significant majority of the cans and ends produced by the RMMC facilities.

Glass Bottles

We used glass bottles for approximately 29% of our products in 2003.  We operate a joint venture with Owens-Brockway Glass Container, Inc. (Owens), the Rocky Mountain Bottle Company (RMBC), to produce glass bottles at our glass manufacturing facility. On July 29, 2003, we signed a new agreement, effective for 12 years beginning August 1, 2003, with Owens extending this joint venture, as well as a supply agreement with Owens for the glass bottles we require in excess of joint venture production.

Other Packaging

Most of the remaining 12% of volume we sold in 2003 was packaged in quarter and half-barrel stainless steel kegs.

We purchase most of our paperboard and label packaging from a subsidiary of Graphic Packaging Corporation (GPC), a related party. These products include paperboard, multi-can pack wrappers, bottle labels and other secondary packaging supplies.

Seasonality of the Business

Our US sales volumes are normally lowest in the first and fourth quarters and highest in the second and third quarters.

Competitive Conditions

Known Trends and Competitive Conditions

Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports (Beer Marketer’s Insights, Impact Databank and The Beer Institute). While management believes that these sources are reliable, we cannot guarantee the accuracy of these numbers and estimates.

2003 Americas Beer Industry Overview

The beer industry in the United States is extremely competitive, with three major brewers controlling about 80% of the market. Therefore, growing or even maintaining market share requires substantial and perhaps increasing investments in marketing and sales efforts. US beer industry shipments had an annual growth rate during the past 10 years of less than 1%. The industry’s pricing environment continued to be positive in 2003, with modest price increases on specific brands and packages in select markets.

Two major trends impacted the US beer market in 2003. First, overall US beer shipments declined for the first time since 1995, driven by a weak national economy, unusually cool weather in many regions of the country, and the war in Iraq.  The net effect of all these factors was a decline in the US beer industry sales of about 1% during 2003 from the year before. The second industry trend was the growth in beers with low-carbohydrate positioning. Because none of our brands was positioned as low-carbohydrate last year, both of these industry trends negatively impacted our volume in 2003.

The US brewing industry has experienced significant consolidation in the past several years, which has removed excess production capacity. In 2003, beer industry consolidation at the wholesaler level continued. This consolidation generally improves business economics for these combined wholesalers.

Over the past several years, the Canadian beer industry volume has been effectively flat with growth of less than 1% in 2003.  The industry’s pricing environment continued to be positive in 2003, with  price increases in several markets across the country.

The beer market in Puerto Rico had extraordinary growth in the 70s and 80s. Since then, the market has experienced periodic growth and decline cycles. This market has traditionally been split between local brewers, US imports, and other imports. In mid 2002, Puerto Rico implemented a 50% excise tax increase. This tax increase contributed to a 10% contraction in total beer consumption and disproportionately affected imports, since the most significant local brand was exempt from the tax. Coors Light is the market leader in Puerto Rico with an approximate 50% market share.

Our Competitive Position

Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. We compete most directly with Anheuser-Busch (AB) and SABMiller (Miller), the dominant beer companies in the US industry. According to Beer Marketer’s Insights estimates, we are the nation’s third-largest brewer, selling approximately 11% of the total 2003 US brewing industry shipments (including exports and US shipments of imports). This compares to AB’s 50% share and Miller’s 18% share.

Europe Segment

The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement with Tradeteam for the physical distribution of products throughout Great Britain.

CBL has headquarters in Burton-on-Trent, England, and is the United Kingdom’s second-largest beer company with unit volume sales of approximately 10.3 million US barrels in 2003. CBL holds approximately 20% of the UK beer market, Western Europe’s second-largest market. The CBL sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing approximately two-thirds of CBL’s total beer volume.

Sales and Distribution

Over the past three decades, volumes have begun to shift from the on-trade channel, where products are consumed “on-premise,” to the off-trade channel, also referred to as the “take-home” market. Revenue per barrel in the on-trade channel tends to be higher, but the off-trade channel can offer similar returns to brewers because selling, servicing and distribution costs are generally lower. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the United Kingdom is sold directly to retailers.

Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of certain raw materials such as malt to the CBL breweries.

On-trade

The on-trade channel accounted for approximately 64% of our UK sales volumes in 2003. The installation and maintenance of draught beer dispense equipment in the on-trade channel is generally the responsibility of the brewer in the United Kingdom. CBL retains ownership of equipment required to dispense beer from kegs to consumers. This includes beer lines, line cooling, taps and countermounts.

Similar to other UK brewers, CBL has traditionally used loans to secure supply relationships with customers in the on-trade market. Loans have been granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. Such loans are typically secured by a proprietary interest in the borrower’s property. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans.

Off-trade

The off-trade channel accounted for approximately 36% of our UK sales volume in 2003, up 2% from 2002. The off-trade market includes sales to supermarket chains, convenience stores, liquor store chains, distributors and wholesalers.

Manufacturing, Production and Packaging

Brewing Raw Materials

We use the highest quality water, barley and hops to brew our products. Water for our three UK breweries, located in Burton-on-Trent, Alton and Tadcaster, comes from dedicated supplies, filtered through the local underground aquifers. Barley for CBL brewing operations is high quality two-row seed grown exclusively in England to strict standards. We believe we have sufficient access to raw materials to meet our quality and production requirements.

Brewing and Packaging Facilities

We operate three breweries in the United Kingdom. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom. Other smaller breweries are located in Tadcaster and Alton.

Packaging Materials

Kegs

We used kegs and casks for approximately 61% of our UK product in 2003. We purchase our kegs and casks through supply contracts with third-party suppliers. The high level of volume packaged in kegs and casks contrasts with the Americas business, and reflects a higher percentage of product sold on-premise.

Cans

Approximately 31% of our products were packaged in cans in 2003. Virtually all of our cans were purchased through supply contracts with Ball.

Other Packaging

The remaining 8% of our product is primarily packaged in glass bottles purchased through supply contracts with third-party suppliers.

Seasonality of Business

In Great Britain, the beer industry is subject to seasonal sales fluctuation primarily influenced by holiday periods, weather and by certain major televised sporting events. There is a peak during the summer and during the Christmas and New Year period. The holiday peak is most pronounced in the off-trade channel. Consequently, our largest quarters are the third and fourth quarters, and the smallest are the first and second.

Competitive Conditions

2003 UK Beer Industry Overview

Beer consumption in the United Kingdom has been in long-term decline since 1980, falling by an average of 0.8% per annum. This decline has been mainly attributable to the on-trade channel, where volumes are now 40% lower than in 1980. Over the same period, off-trade volume has increased by 278%. This trend is expected to continue and has been influenced by a number of factors, including the increasing price difference between beer in the on- and off-trade channels and changes in consumers’ lifestyles. 2003 represented a continuation of these trends with off-trade market growth of 7.4% and a decline in the on-trade market of 2.7%, with the off-trade now representing one third of the market. The total UK beer market grew 1.1% in 2003, which represented the third consecutive year of growth, a contributing factor to this growth in 2003 being the unusually hot summer weather.

As well as the on- to off-trade mix shift, there has been a steady trend toward lager at the expense of ales, driven predominantly by the leading mainstream and premium lager brands. In 1980, lagers accounted for 31% of beer sales, and in 2003 lagers accounted for nearly 70%, up from 67% in 2002. While lager volume has been growing at an average compound annual growth rate of 2.3% over the last five years, ales, including stouts, have declined by over 10% per year during this period. This trend has accelerated in the last two years. The leading beer brands are generally growing at a faster rate than the market. The top 10 brands now represent approximately 60% of the total market, compared to only 34% in 1994.

Our Competitive Position

Our beers and flavored alcohol beverages compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager sector with Carling and Grolsch makes us well positioned to take advantage of the continuing trend away from ales to lagers.

Our principal competitors are Scottish Courage Ltd., Interbrew UK Ltd. and Carlsberg-Tetley Ltd. We are the United Kingdom’s second-largest brewer, with an approximate 20% market share (excluding factored brands sales), based on AC Nielsen information. This compares to Scottish Courage Ltd.’s share of 25%, Interbrew UK Ltd.’s 19% share (excluding Heineken brands, which are no longer part of Interbrew’s brand portfolio) and Carlsberg-Tetley Ltd.’s 13% share. Our core brands – Carling, Grolsch, Worthington’s and Reef – all increased their product sector share in 2003.

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

Regulation

Americas

Our business in the United States and its territories is highly regulated by federal, state and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the US Treasury Department; Alcohol and Tobacco Tax and Trade Bureau (formerly called the Bureau of Alcohol, Tobacco and Firearms); the US Department of Agriculture; the US Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies. Internationally, our business is also subject to regulations and restrictions imposed by the laws of the foreign jurisdictions where we sell our products.

Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. US federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2003 from a high of $28.52 per barrel in Hawaii to a low of $0.62 per barrel in Wyoming. In 2003, we incurred approximately $404 million in federal and state excise taxes in the Americas segment on revenues of approximately $2.8 billion, or approximately $18 per barrel.

Europe

In the United Kingdom, regulations apply to many parts of our operations and products, including brewing; food safety; labeling and packaging; marketing and advertising; environmental; health and safety; employment; and data protection regulations. To operate our breweries and carry on business in the United Kingdom, we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies; including HM Customs & Excise, the Office of Fair Trading, the Data Protection Commissioner and the Environment Agency.

The UK government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol by volume. In 2003, we incurred approximately $983 million in excise taxes on gross revenues of approximately $2.6 billion, or approximately $94 per barrel.

Environmental Matters

Americas

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

Considering uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals could be required in the future.

We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Europe

We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2003 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2004.

Employees and Employee Relations

Americas

We have approximately 5,400 employees in our Americas business. Memphis hourly employees, who constitute about 5% of our Americas work force, are represented by the Teamsters union; and a small number of other employees are represented by other unions. The Memphis union contract expires in 2005. We believe that relations with our Americas employees are good.

Europe

We have approximately 3,100 employees in our Europe business. Approximately 31% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. Separate negotiated agreements are in place with the Transport and General Workers Union at the Tadcaster Brewery and the Burton-on-Trent Brewery. The agreements do not have expiration dates, and negotiations are conducted annually. We believe that relations with our European employees are good.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

(e) Available Information

Our internet website is http://www.coors.com. Through a direct link to our reports at the SEC’s website at http://www.sec.gov, we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. Properties

As of December 28, 2003, our major facilities were:

Facility	Location	Character

Americas

Brewery / packaging plants	Golden, CO Memphis, TN Tecate, Mexico	Malt beverages / packaged malt beverages
Packaging plant	Elkton, VA (Shenandoah Valley)	Packaged malt beverages
Can and end plant	Golden, CO	Aluminum cans and ends
Bottle plant	Wheat Ridge, CO	Glass bottles
Distributorship locations	Meridian, ID Glenwood Springs, CO Denver, CO	Wholesale beer distribution
Nine satellite warehouses	Throughout the United States	Distribution centers

Europe

Brewery / packaging plants	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages / packaged malt beverages
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution Center
Brewery	Cape Hill, Birmingham	Held for sale

We believe our facilities are well maintained and suitable for their respective operations. Our operating facilities are not constrained by capacity issues. Our satellite warehouses are owned and operated by third parties.

ITEM 3. Legal Proceedings

We are involved in certain disputes and legal actions arising in the ordinary course of our business.  While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial or other position, results of operations or cash flows.  However, litigation is subject to inherent uncertainties, and an adverse result in these matters, including the advertising practices case described below, could arise that may harm our business (see Item 8, Note 14, Commitments and Contingencies for additional discussion of our Legal Contingencies).

Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages.  We will vigorously defend this litigation and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

ITEM 4. Submission of Matters to a Vote of Security Holders

On October 3, 2003, at a special meeting of our shareholders, Class A and Class B shareholders voted to approve a proposal that resulted in a change of our state of incorporation from Colorado to Delaware. The change was made in order to take advantage of Delaware’s comprehensive, widely used and extensively interpreted corporate law. The re-incorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities, or net worth. However, the par value of all our classes of stock is now $0.01 per share, effective as of the fourth quarter of 2003.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our Class B non-voting common stock has traded on the New York Stock Exchange since March 11, 1999, under the symbol “RKY” and prior to that was quoted on the NASDAQ National Market under the symbol “ACCOB.”

The approximate number of record security holders by class of stock at February 27, 2004, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	All shares of this class are held by the Adolph Coors, Jr. Trust

Class B common stock, non-voting, $0.01 par value	2,985

Preferred stock, non-voting, no par value	None issued

The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2003 and 2002 as reported by the New York Stock Exchange:

	HIGH	LOW	DIVIDENDS
2003
First Quarter	$64.00	$46.15	$0.205
Second Quarter	$55.12	$48.24	$0.205
Third Quarter	$57.06	$48.08	$0.205
Fourth Quarter	$58.00	$53.15	$0.205

2002
First Quarter	$67.47	$51.92	$0.205
Second Quarter	$68.76	$59.34	$0.205
Third Quarter	$64.18	$51.40	$0.205
Fourth Quarter	$69.66	$56.30	$0.205

Equity Compensation Plan Information

The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the “EI Plan”), the Coors 1995 Supplemental Compensation Plan, and the Equity Compensation Plan for Non-Employee Directors as of December 28, 2003. All outstanding awards shown in the table below relate to our Class B common stock.

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights		B Weighted-average exercise price of outstanding options, warrants and rights		C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	6,586,779	(1)	$54.75	(1)	2,679,019	(1)
Equity compensation plans not approved by security holders	None		None		None

(1)   We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI Plan, we may issue Restricted Stock Awards, as that term is defined in the Plan.

As of December 28, 2003, there were 26,750 restricted shares outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) will lapse within one to three years from the date of issue.

On May 31, 2003, we granted options for a total of 10,000 shares of our non-voting Class B common stock to our five non-employee members of the Board of Directors, under our Equity Compensation Plan for Non-Employee Directors. These options were issued as a component of the directors’ annual compensation (see Item 12. Security Ownership of Certain Beneficial Owners and Management). The options were issued at an exercise price of $54.68 per share, and are exercisable for a period of ten years commencing on the earlier of the one year anniversary of the date of grant or the next following annual shareholders meeting following the date of grant, provided that the Director is still serving as our Director on such date.

ITEM 6. Selected Financial Data

The table below summarizes selected financial information for the 5 years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

	(In thousands, except per share data)
	2003	2002(2)	2001	2000(1)	1999
Consolidated Statement of Operations:
Gross sales	$5,387,220	$4,956,947	$2,842,752	$2,841,738	$2,642,712
Beer excise taxes	(1,387,107)	(1,180,625)	(413,290)	(427,323)	(406,228)
Net sales	4,000,113	3,776,322	2,429,462	2,414,415	2,236,484
Cost of goods sold	(2,586,783)	(2,414,530)	(1,537,623)	(1,525,829)	(1,397,251)
Gross profit	1,413,330	1,361,792	891,839	888,586	839,233
Marketing, general and administrative	(1,105,959)	(1,057,240)	(717,060)	(722,745)	(692,993)
Special charges	—	(6,267)	(23,174)	(15,215)	(5,705)
Operating income	307,371	298,285	151,605	150,626	140,535
Interest (expense) income, net	(61,950)	(49,732)	14,403	14,911	6,929
Other income, net	8,397	8,047	32,005	3,988	3,203
Income before income taxes	253,818	256,600	198,013	169,525	150,667
Income tax expense	(79,161)	(94,947)	(75,049)	(59,908)	(58,383)
Net income	$174,657	$161,653	$122,964	$109,617	$92,284
Net income per common share - basic	$4.81	$4.47	$3.33	$2.98	$2.51
Net income per common share - diluted	$4.77	$4.42	$3.31	$2.93	$2.46
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term marketable securities	$19,440	$59,167	$309,705	$386,195	$279,883
Working capital	$(54,874)	$(93,995)	$88,984	$118,415	$220,117
Total assets	$4,486,226	$4,297,411	$1,739,692	$1,629,304	$1,546,376
Current portion of long-term debt and other short-term borrowings	$91,165	$144,049	$88,038	—	—
Long-term debt	$1,159,838	$1,383,392	$20,000	$105,000	$105,000
Shareholders’ equity	$1,267,376	$981,851	$951,312	$932,389	$841,539
Consolidated Cash Flow Data:
Cash provided by operations	$544,138	$258,545	$193,396	$280,731	$211,324
Cash (used in) investing activities	$(229,924)	$(1,584,338)	$(196,749)	$(297,541)	$(121,043)
Cash (used in) provided by financing activities	$(357,393)	$1,291,668	$(38,844)	$(26,870)	$(87,687)
Other Information:
Barrels of beer and other beverages sold	32,735	31,841	22,713	22,994	21,954
Dividends per share of common stock	$0.820	$0.820	$0.800	$0.720	$0.645
Depreciation, depletion and amortization	$236,821	$227,132	$121,091	$129,283	$123,770
Capital expenditures and additions to intangible assets	$240,458	$246,842	$244,548	$154,324	$134,377

(1) 53-week year versus 52-week year.

(2) Results for the first five weeks of fiscal 2002 and all prior fiscal years exclude CBL.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Overall, 2003 was a difficult year for us, especially in the US We faced extremely soft industry demand throughout the year in the US, and, although we made significant progress in key areas of our business, our Americas segment profits came in only slightly above our prior year results.

The US beer industry faced many challenges in 2003, including:

•      Continued weakness in the US economy during 2003 and, specifically, high unemployment levels among the key 21-24-year-old male consumer population,

•      Unfavorable weather, particularly in the Northeast, for a significant part of the peak summer selling season,

•      The popularity of low-carbohydrate diets that softened demand for beer,

•      The rise in popularity of distilled spirits and other alternative beverages, particularly among 21-29-year olds, and

•      A protracted grocery store strike in California that likely impacted sales in the largest beer state.

Two additional issues were unique to our US business during 2003.  First, we did not offer a product with “low-carbohydrate” positioning.  Second, late in the year, when most of the industry was showing signs of recovery, we experienced significant product-supply problems that left us unable to meet all the needs of our wholesale and retail customers.  We are addressing these issues early in 2004 in order to optimize our supply chain systems capabilities.

Our 2003 performance in the Europe segment, specifically in the UK, reflected strong volume and market share growth.  Results were negatively impacted by the lack of benefits in 2003 from revenue-producing transitional activities which occurred in 2002 following our acquisition of the UK business, as well as high levels of discounting in the off-Trade channel during the first two-thirds of the year.  Later in the year, however, our performance in the UK showed the positive profit impact of our strong volume growth, reduced off-Trade discounting levels, and productivity improvements from supply chain initiatives.

•      One critical area of accomplishment in 2003 was our cash generation and debt reduction. Full-year debt repayments totaled $272 million, more than 30% greater than the $208 million we repaid in 2002.  Cash flow during the year benefited from higher operating cash flow, a temporary reduction in cash taxes, improvements in working capital, and continually improving capital spending disciplines in the US  Those are the key highlights for 2003. Looking forward, we have four major strategies we’re focused on to succeed in the global beer industry: First, we are striving to capture an increasing share of each new generation of legal-drinking-age beer drinkers in order to gain their brand loyalty for the long-term.  We intend to accomplish this by building our big brands in big markets – Coors Light in the Americas, Carling and Grolsch in the UK — which are the young-adult beer drinker’s point of entry into our portfolio.  To achieve this goal, we continued during 2003 to refine our sales and marketing initiatives supporting our flagship brands.  As a result, volume momentum in the UK behind Carling and Grolsch has been outstanding.  In Canada, Coors Light has continued to grow volume and market share.Despite a poor volume year in the US, we’ve made progress among key demographics and retail channels, and we are taking steps to make all of our initiatives even more effective.

•      Second, we intend to capture more than our fair share of the product news opportunities in the category each year through both new products and brands, or product developments with existing brands, such as Coors Light and Carling.  In March 2004, we launched Aspen Edge – our entry in the low-carb segment here in the US.  We are also repositioning Zima in the US, continuing to expand Carling Extra Cold in the UK, and launching our Coors Fine Light beer in the UK.

•      Third, we need to strengthen our access to retail by building the capabilities that are key to partnering and being successful with our wholesalers and retailers. Our biggest investment to strengthen our access to retail in 2003 was the initiative to improve our Americas supply-chain systems and processes.  Making these investments was a necessity for the long-term success of our business.  Our start-up problems were greater than expected, but in early 2004, product supply has improved as wholesale and retail stock-outs are now a fraction of what they were in our most difficult period early in the fourth quarter of 2003.  When the capabilities of our new supply-chain systems and processes are more fully optimized later this year, our distributors will have more control over their orders, better visibility throughout the shipping process, and better service, which we anticipate will result in efficiencies and cost savings for us and for our distributors.

•      Fourth, we need to lower our cost structure so that we can grow profits and afford the investments needed to grow and succeed.  In 2003 we made significant progress in both the Americas and Europe.  Productivity from operations in the US was solid in 2003, despite soft volume.  In the UK, we right-sized our production assets in 2003, and we expect to see the benefits in 2004.

We believe these four strategies represent the right business model for succeeding in our current environment.  Despite our 2003 results and the challenges ahead, we have made significant progress in key areas of our business that make us optimistic about our future prospects.

# # #

Results of Operations

Our consolidated results are driven by the results of our two operating segments, Americas and Europe, and our unallocated corporate expenses. When comparing 2003 to 2002, note that we only include CBL results since February 2, 2002, the date of acquisition, thus excluding CBL’s January 2002 results.

Consolidated income before income taxes decreased 1.1% in 2003 compared to 2002.  Our consolidated volume increased 2.8% from 31.8 million barrels to 32.7 million barrels.  These results were driven by improved performance in the second half of the year in our major businesses outside the United States, including Europe, Canada, and the Caribbean.  Our business was also helped by favorable foreign exchange rates, better margins, and improved UK operations productivity.  However, offsetting these positive factors,  our US business suffered from soft industry demand throughout the year, increased popularity of beers with low-carbohydrate positioning, and our product-supply disruptions related to implementation of our new supply chain systems and processes late in the year.

Our effective tax rate in 2003 at 31.2% was significantly lower than our tax rate in 2002 at 37.0%.  The lower rate was primarily the result of the favorable completion of tax audits for the years 1996 through 2000 and benefits realized from the tax structure related to the acquisition of our UK business.  This lower tax rate is directly responsible for net income and earnings per share increasing 8% in 2003 from the prior year.

From 2001 to 2002, consolidated income before taxes increased significantly, primarily as a result of our acquisition of CBL on February 2, 2002.  From 2001 to 2002, our net sales and income before income taxes increased 55.4% and 29.6%, respectively, as a result of the additional business.  We also experienced a significant increase in interest expense, from $2.0 million to $70.9 million, during 2002 as a result of debt incurred to acquire the CBL business.  We achieved an increase from 22.7 million barrels to 31.8 million barrels of beverages, an increase of 40%. Our Americas business reported a modest increase in income before income taxes and basically flat volume from 2001 to 2002.  These results are expanded upon in the Americas segment discussion that follows.

Our consolidated effective tax rate was 37.0% in 2002, down from 37.9% for 2001.  The decrease was driven by the benefits realized from our UK business.

Americas Segment

The Americas segment is focused on the production, marketing and sales of the Coors portfolio of brands in the United States and its territories. This segment also includes the Coors Light business in Canada that is conducted through a partnership investment with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture investment, Molson USA. The Americas segment also includes the small amount of volume that is sold outside of the United States and its territories and Europe.

	Fiscal Year Ended
	December 28, 2003	Percent Change	December 29, 2002	Percent Change	December 30, 2001
	(In thousands, except percentages)
Volume in barrels	22,374	(1.4)%	22,688	N/M	22,667

Net sales	$2,409,595	0.4%	2,400,849	(0.9%	$2,422,282
Cost of goods sold	(1,474,250)	(0.5)%	(1,481,630)	(3.3)%	(1,532,471)
Gross profit	935,345	1.8%	919,219	3.3%	889,811
Marketing, general and administrative expenses	(717,622)	2.3%	(701,454)	2.3%	(685,568)
Special charges, net (1)	—	N/M	(3,625)	(84.4)%	(23,174)
Operating income	217,723	1.7%	214,140	18.3%	181,069
Gain on sale of distributorships (2)	—	—	—	N/M	27,667
Other income, net (3)	3,485	(28.4)%	4,864	N/M	1,319
Income before income taxes	$221,208	1.0%	$219,004	4.3%	$210,055

(1)          The 2002 net charge consists of expenses related to restructuring and the dissolution of our former can and end joint venture, offset by a cash payment on a debt from our former partner in a brewing business in South Korea.  The net 2001 charge consists of the restructuring of our purchasing and production organizations, impairment charges on certain fixed assets, charges to dissolve our former can and end joint venture and incremental consulting, legal and other costs incurred in preparation to restructure and outsource our information technology infrastructure.

(2)          Gain from the sale of Company-owned distributorships

(3)          Consists primarily of equity share of Molson USA losses and gains from sales of water rights and warehouses.

N/M = Not Meaningful

Foreign Currency impact on 2003 results

In 2003, our Americas segment benefited from a 10.8% year-over-year increase in the value of the Canadian Dollar (CAD) against the US dollar.  As a result of this exchange rate fluctuation, net sales, operating income, and income before taxes are higher than in the prior year by approximately $5.5 million.

Net sales and volume

Net sales for the Americas segment increased slightly from 2002 to 2003.  On a per barrel basis, net sales increased 1.8% while volume decreased 1.4% year-over-year.  Net sales were impacted positively by continued favorable pricing in the United States, as well as significant growth in our Canadian business.  Likewise, net sales were impacted positively by a one-time $4.2 million increase in revenue during the first quarter that resulted from the settlement of a contract interpretation dispute between CBC and one of our wholesalers.  However, we experienced challenges in our Americas segment as our volume was impacted negatively by a weak industry demand throughout the year caused by a very wet summer in the Northeast and a sluggish economy.  In addition, we were negatively impacted by a mix shift toward lower revenue-per-barrel brands such as Keystone Light, which experienced a volume growth of 10.9%.  Growing consumer interest in low-carbohydrate food and beverage products hurt sales for Coors Light and other premium light beers that did not have low-carbohydrate positioning.  As a result of this change in consumer tastes and the mix shift away from premium products, Coors Light sales volume declined in 2003.

We also experienced significant challenges in the fourth quarter of 2003 when we implemented new supply chain systems and processes.  Due to a difficult start-up early in the fourth quarter, we were unable to ship sufficient quantities of beer in some brand and package configurations.  While our supply chain improved by the end of the year, the supply disruptions caused by this implementation had a meaningful negative impact on 2003 volume and earnings.

Our 2002 net sales decreased 0.9% from 2001, while volume for the Americas segment remained relatively flat.  Net revenue per barrel declined 1% from 2001.  The declines were mostly due to the sale of company-owned distributorships in 2001 (whose volumes were included in 2001 results until the date of sale), a decline in volume in Puerto Rico as a result of a 50% increase in a beer excise tax that took effect during the summer of 2002, and a negative sales mix in the United States where consumer preferences moved toward our lower revenue-per-barrel brands, geographies, and packages.  Partially offsetting these declines in sales and volume was improved domestic pricing and reduced price promotions.

From a brand perspective, growth in domestic Coors Light and Keystone Light brands in 2002 versus 2001 were partially offset by declines in Zima, Killian’s and exported Coors Light.  Zima was impacted disproportionately by the influx of new flavored alcohol beverages (FABs) in the United States during much of 2002.

Cost of goods sold and gross profit

Americas cost of goods sold increased approximately 0.9% per barrel in 2003 versus 2002.  The overall increase in cost of goods sold per barrel in 2003 was the result of higher depreciation costs stemming from recent additions to fixed assets, higher pension and other labor-related costs, increased fuel costs, and the de-leveraging of fixed costs resulting from the decline in volume. Our higher pension costs were the result of the unfavorable impacts of lower returns on pension assets in recent years and lower discount rates. In addition to these more pervasive factors, we incurred approximately $8 million of increased costs in the fourth quarter of 2003, primarily related to extra freight, direct labor and finished goods loss associated with our new supply chain processes and systems implementation. These costs were in addition to the impacts from decreased volume. However, our controllable operations costs, which make up about 95% of our Americas cost of goods sold, declined slightly per barrel during the year as a result of operations efficiency initiatives and improved packaging costs.

Compared to 2002, our 2003 gross profit increased 1.8%, or 3.2% on a per-barrel basis. As a percentage of net sales, gross profit increased by nearly 1%. Increases were driven primarily by price increases and improved operations efficiencies and lower packaging costs.

In 2002, we experienced a 3.3% decrease in cost of goods sold.  On a per-barrel basis, the decline was 3.4%.  As a percentage of net sales, cost of goods sold was approximately 61.7% in 2002 compared to 63.3% in 2001. These decreases are attributable primarily to the sale of company-owned distributorships in 2001, lower transportation and packaging costs and continued operations efficiency initiatives in our breweries.  Offsetting these decreases were higher costs associated with adding capacity to our Golden and Memphis manufacturing facilities and bottle packaging capacity in Shenandoah, Virginia.  We also incurred higher pension and other labor-related costs.

Our gross profit increased 3.3% in 2002 over 2001. As a percentage of net sales, gross profit increased nearly 2%. Increases were driven by the decline in cost of goods sold.

Marketing, General and Administrative expenses

Marketing, general and administrative expenses increased 2.3%, or 3.8% on a per barrel basis, in 2003 compared to 2002.  This increase was driven by higher costs for employee benefits, primarily pension costs, and higher spending levels related to information technology.  Selling and marketing expense was also slightly higher year-over-year.

In 2002, marketing, general and administrative expenses increased 2.3% over the previous year, driven by higher marketing expense as we invested more behind our brands in advertising and sales promotion, higher systems investments and labor-related costs. Partially offset by this increase in selling and marketing expense was a decline in general and administrative expense due to the sale of company-owned distributorships in 2001.

Europe Segment

The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam).  It also includes the sale of Coors Fine Light in the United Kingdom and Coors Light in the Republic of Ireland. Note that the CBL results for January 2002, typically a loss month, are excluded from the 2002 results discussed below.

	Fiscal Year Ended
	December 28, 2003	Percent Change	December 29, 2002 (1)	December 30, 2001 (1)
	(In thousands, except percentages)
Volume in barrels	10,361	13.2%	9,153	46

Net sales	$1,590,518	15.6%	$1,375,473	$7,180
Cost of goods sold	(1,112,533)	19.3%	(932,900)	(5,152)
Gross profit	477,985	8.0%	442,573	2,028
Marketing, general and administrative expenses	(361,553)	9.0%	(331,656)	(10,188)
Operating income (loss)	116,432	5.0%	110,917	(8,160)
Interest income	17,156	4.7%	16,390	—
Other income, net (2)	4,114	133.0%	1,766	—
Income (loss) before income taxes	$137,702	6.7%	$129,073	$(8,160)

(1)                Since we did not own CBL prior to February 2002, we do not report historical financial results for this business.  Accordingly, the historical Europe segment results include only our pre-acquisition Europe operation, which generated very small volume and revenue.  Our discussion on the comparative results of the Europe segment from 2001 to 2002 has been excluded, as comparative results are not meaningful.

(2)                2003 other income, net was composed primarily of Tradeteam income (included in cost of goods sold in 2002), offset by leasehold expenses and losses on asset sales (See Item 8, Note 2).  In 2002, other income, net primarily related to income from a small investment in an internet marketing venture in the UK.

N/M = Not Meaningful

Foreign currency impact on 2003 results

In 2003, our Europe segment benefited from an 8.4% year-over-year increase in the value of the British pound sterling (GBP) against the US dollar, partially as a result of this exchange rate fluctuation, all results from our Europe segment in 2003 are significantly higher than in the prior year.  The following table summarizes the approximate effect this change in exchange rate had on the Europe results in 2003:

		Increase Due to Currency Effects
		(In thousands)
Net sales	$US	126,071
Cost of goods sold	(88,950)
Gross profit		37,121
Marketing, general & administrative	(29,115)
Operating income		8,006
Interest income		1,398
Other income, net		397
Income before income taxes	$9,801

Net sales and volume

Net sales for the Europe segment increased 15.6% in 2003, while volume increased 13.2% from the previous year.  The significant increase in net sales and volume was partly due to our owning the CBL business for the full year in 2003 versus forty-seven weeks in 2002. 9% of the sales increase represents the effect of currency exchange rates. On a full year comparative basis, our sales volumes increased 6.7%. This growth was driven by the Carling and Grolsch brands, both of which grew volume by more than 10% during the year.

Our on-trade business, which represents approximately two-thirds of our Europe volume and an even greater portion of margin, grew volume by approximately 5% compared to the full year 2002 as a result of strong sales execution, particularly with Carling and Carling Extra Cold, and unusually hot weather in the United Kingdom this summer.  In a declining on-trade market, this yielded a market share gain of approximately 1.5 percentage points. Our off-trade volume for 2003 increased approximately 13% over the comparable period in 2002, led by Carling and Grolsch.

Contributing factors to this volume growth were the favorable summer weather and aggressive discounting, primarily in the first half of the year. Our off-trade market share growth for the year was approximately 1%.

Our positive volume in both the on- and off-trade and positive pricing in the on-trade were partially offset by a decline in our on-trade factored brand sales and, in the off-trade, heavy price discounting and mix shift toward lower revenue-per-barrel sales. The decline in sales of factored brands in the on-trade was driven by some of our large on-trade chain customers changing to purchase non-Coors products directly from the brand owners.

Cost of goods sold and gross profit

Cost of goods sold increased 19.3% in 2003 versus 2002.  On a per-barrel basis, cost of goods sold increased 5.4%.  The aggregate increase in cost of goods sold was driven by increased volume and higher foreign exchange rates, coupled with our owning the business for the full year versus only a partial period in 2002.  Also driving this increase, and the increase in the per barrel cost, was the reclassification of Tradeteam earnings from cost of goods sold to other income beginning in 2003 and the loss of income from contract brewing arrangements that substantially ceased near the end of 2002. Additionally, during the first three quarters of 2003, we incurred higher production costs as we contracted with regional brewers to package some of our off-trade volume while we were commissioning the new and upgraded packing lines in our Burton brewery.

We were able to realize some benefit from right-sizing and improving our UK production infrastructure towards the latter half of the year, which partially offset the increases noted above.  The increases in cost of goods sold were also reduced by the decrease in factored brand volume where the purchase cost is included in our cost of goods sold, but the related volume is not included in reported volumes.

Gross profit in the Europe segment increased 8.0%; however, excluding the impact of foreign exchange, gross profit was essentially flat despite the inclusion of a full year of sales in 2003. Gross profit per barrel decreased 4.6% and gross profit as a percentage of net sales decreased 2% during 2003 as a result of the reclassification of Tradeteam earnings and our contract packaging costs incurred as we commissioned the packaging lines in Burton.

Marketing, general and administrative expenses

Europe marketing, general and administrative expenses increased 9.0% during 2003 almost entirely due to exchange rates and the impact of the full year of ownership. On a per-barrel basis, marketing, general and administrative expenses decreased 3.7% year-over-year. Various factors impacted marketing, general and administrative expense during 2003, which effectively off-set each other: (a) we had higher investments in sales staff and increased depreciation charges from investments in information systems and dispense equipment, the latter supporting the sales growth in the on-trade; (b) we were impacted by the loss of reimbursements from the transitional services arrangements with Interbrew S.A. that were set up following the CBL acquisition in February 2002 and largely concluded by the end of that year. These reimbursements were recorded as a reduction to marketing, general and administrative expenses in 2002; (c) we realized savings in employee bonus costs and directors’ costs; and (d) the one-time gain of $3.5 million before tax on the sale of the rights to our Hooper’s Hooch FAB brand in Russia during the third quarter.

Interest income

Interest income is earned on trade loans to UK on-trade customers. Interest income increased 4.7% in 2003 as a result of favorable foreign exchange rates, the inclusion of an additional five weeks of results in 2003 and a lower debt balance in 2003.

Corporate

Corporate currently includes interest expense and certain other general and administrative costs that are not allocable to either the Americas or Europe operating segments. Corporate contains no sales or cost of goods sold. In 2003, we changed our allocation methodology between the Americas and Europe segments for general and administrative expenses, leaving certain of these costs in Corporate. The 2002 and 2001 amounts have been reclassified to conform to the new presentation.  The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Fiscal Year Ended
	December 28, 2003	Percent Change	December 29, 2002	Percent Change	December 30, 2001
	(In thousands, except percentages)
Net sales	$—	—	$—	—	$—
Cost of goods sold	—	—	—	—	—
Gross profit	—	—	—	—	—
Marketing, general and administrative expenses	(26,784)	11.0%	(24,130)	13.3%	(21,304)
Special charges (1)	—	N/M	(2,642)	N/M	—
Operating loss	(26,784)	N/M	(26,772)	25.7%	(21,304)
Interest income	2,089	(56.5)%	4,797	(70.8)%	16,409
Interest expense	(81,195)	14.5%	(70,919)	N/M	(2,006)
Other income, net (2)	798	(43.7)%	1,417	(53.1)%	3,019
Loss before income taxes	$(105,092)	14.9%	$(91,477)	N/M	$(3,882)

(1)                                  Relate primarily to acquisition costs for CBL, including accounting, appraisal and legal fees not eligible for capitalization.

(2)                                  Consists of foreign currency exchange gains (losses), bank fees and gains on sales of investments.

N/M = Not Meaningful

Marketing, general and administrative expenses

Marketing, general and administrative expenses for Corporate increased 11.0% in 2003 compared to 2002 due to increased pension and benefit costs and management of a larger global business.  2002 marketing, general and administrative expenses increased significantly from 2001 for the same reasons.

Interest income

Interest income for 2003 decreased $2.7 million because of lower interest rates and lower cash balances in 2003 over 2002. Interest income decreased $11.6 million from 2001 to 2002 due to higher cash and interest-bearing securities balances in 2001. We sold all of our interest-bearing securities in January 2002 to help fund the acquisition of CBL.

Interest expense

Interest expense increased $10.3 million in 2003. This increase was driven by having our fixed-rate debt structure in place for the full year in 2003 versus only eight months in 2002 and the currency appreciation on our GBP-denominated term debt prior to its payoff in August 2003.  Prior to finalizing the long-term structure in second quarter of 2002, we had exclusively short-term borrowings at lower interest rates that supported our acquisition of CBL in February 2002. The increase is also due to our cross-currency swap structure and our GBP-denominated interest expense. Partially offsetting these factors was the implementation of our lower interest rate commercial paper program in June 2003, the initial proceeds of which we used to pay down approximately $300 million of higher-rate GBP-denominated term debt. Our new debt structure has lower interest costs on outstanding balances.

2002 interest expense increased $68.9 million versus 2001 due to the significant increase in debt incurred to purchase CBL early that year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of December 28, 2003, including cash and short-term borrowings, we had negative working capital of $54.9 million compared to negative working capital of $94.0 million at December 29, 2002. We are able to operate with a negative working capital investment because of relatively short terms on receivables in our Americas segment and our ability to carry low levels of finished goods inventories as a result of the structure of our distribution system. These factors are offset by higher investments in working capital in Europe, primarily with regard to accounts receivable. The increase in our working capital is the net result of changes in our short-term borrowings, accrued expenses and other liabilities, accounts and notes receivable and raw materials. At December 28, 2003, cash and short-term marketable securities totaled

$19.4 million, compared to $59.2 million at December 29, 2002. Our cash and short-term marketable securities balances decreased primarily due to early payments of principal and interest on our long-term debt made late in our fiscal year 2003.

We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be quite sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, any shift away from light beers and any of the other factors we describe in the section titled “Risk Factors.” We continue to evaluate opportunities to supplement our operating cash flow through potential monetizations of assets. Success in accomplishing these efforts will result in faster reduction of outstanding debt. We also have credit facilities that contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis. During the fiscal year ended December 28, 2003, we made debt repayments of approximately $272.0 million.

Operating Activities

Net cash provided by operating activities increased $285.6 million in 2003 compared to 2002. The increase was attributable primarily to cash provided by trade receivables and payables in 2003 - the result of continued emphasis on working capital management by improving receivable collection in the UK and managing the purchasing cycle throughout the Company.

Net cash provided by operating activities increased $65.1 million in 2002, compared to 2001.  The change was attributable primarily to the acquisition of CBL, which added to our depreciation and amortization and modified the composition of our working capital in 2002.

Investing Activities

During the fiscal year ended December 28, 2003, we used net cash of $229.9 million in investing activities, compared to $1.6 billion used in 2002. The decrease in net cash used is due to the $1.6 billion payment, net of cash acquired, made to purchase CBL in 2002. However, excluding our 2002 $1.6 billion payment to acquire CBL, total cash used in investing activities increased approximately $232.9 million compared to the same period last year, mainly due to the absence of sales and maturities of investments in 2003 versus 2002. A significant amount of investments was sold in 2002 to help fund the acquisition of CBL.

Net cash used in investing activities increased $1.4 billion from 2001 to 2002.  The increase was due to the cash used in the acquisition of CBL. Also, in 2001, we made a payment of $65.0 million for our 49.9% interest in Molson USA.  However, excluding these payments, total cash provided by investing activities increased approximately $134.7 million year-over-year mostly due to a substantial decrease in purchases of securities.  As a result of our debt burden associated with the CBL acquisition, we did not purchase any marketable securities in 2002 compared to purchases of $228.2 million during 2001.

Financing Activities

Net cash used in financing activities was $357.4 million in 2003, representing a $1.6 billion decrease from cash provided by financing activities in 2002. This decrease is primarily attributable to the $2.4 billion proceeds from issuance of debt in 2002, partially offset by larger payments on debt and capital lease obligations in 2002.  Debt-related activity in 2003 reflected net payments of long- and short-term debt totaling  $297.1 million whereas in 2002, debt-related activity reflected a net increase in long- and short-term debt of $1.3 billion, due primarily to borrowings related to our acquisition of CBL.  Repayments of long-term debt during 2003 totaled $272.0 million; the remaining change in financing activities relates to temporary changes in short-term borrowings.

In 2002, net cash provided by financing activities increased $1.3 billion from the previous year as a result of debt proceeds and payments associated with our acquisition of CBL.  Excluding these items, change in financing activities was driven by changes in overdraft balances and the absence of treasury stock purchases in 2002 versus purchases of $72.3 million in 2001.

Debt Structure

Our total borrowings as of December 28, 2003, were composed of the following:

	As of
Description	December 28, 2003	December 29, 2002
	(In thousands)
Short-term borrowings	$21,309	$101,654
Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes due 2012	854,043	855,289
Senior Credit Facility:
USD amortizing term loan	86,000	168,000
GBP amortizing term loan	—	365,689
Commercial paper	249,645	—
Other	20,006	16,809
Total long-term debt (including current portion)	1,229,694	1,425,787
Less current portion of long-term debt	(69,856)	(42,395)
Total long-term debt	$1,159,838	$1,383,392

The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

Amount
(In thousands)
2004	$69,856
2005	24,951
2006	80,133
2007	199,338
2008	—
Thereafter	855,416
Total	$1,229,694

We incurred significant debt in 2002 to finance the purchase of CBL. Since the acquisition, we have used cash from operating activities and from asset monetizations, net of capital expenditures and other cash used in investing activities, to make payments on our debt obligations.

In June 2003, we issued approximately $300 million of commercial paper, approximately $250 million of which was outstanding at December 28, 2003.  $200 million of our commercial paper balance is classified as long-term, reflecting our intent to keep this amount outstanding for longer than 360 days and our ability to refinance these borrowings on a long-term basis through our revolving line of credit. The remaining $50 million is classified as short term, as our intent is to repay that portion in the next twelve months.

Concurrent with our issuance of commercial paper, we made a payment against the then-outstanding principal and interest on our GBP-denominated amortizing term loan of approximately 181.1 million GBP ($300.3 million at then-prevailing foreign currency exchange rates) using proceeds from our issuance of commercial paper. We repaid the balance of our GBP term loan in the third quarter of 2003 using cash generated from operations. We also repaid $55 million of our US dollar (USD)-denominated term loan in the fourth quarter. In conjunction with these payments, we accelerated our amortization of loan fees, resulting in a charge of $3.7 million to interest expense during the year. See Item 8, Financial Statements and Supplementary Data, for further information.

In May 2003, we increased our unsecured committed credit arrangement from $300 million to $500 million in order to support our commercial paper program. As of December 28, 2003, $250 million of the total $500 million line of credit was being used as a backstop for our commercial paper program while the remainder was available for general corporate purposes.

At December 28, 2003, CBC had two USD-denominated uncommitted lines of credit totaling $50.0 million in aggregate. The lines of credit are with two different lenders. We had $7.0 million outstanding under these lines of credit as of December 28, 2003.  CBL had two 10 million GBP uncommitted lines of credit and a 10 million GBP overdraft facility. No amount had been drawn on the overdraft facility as of December 28, 2003. The lines of credit had balances outstanding of $11.9 million at December 28, 2003.

In addition, we have two uncommitted lines of credit totaling 900 million Japanese yen or approximately $8.4 million at December 28, 2003.  At December 28, 2003, interest rates were below 1% and balances outstanding totaled $2.4 million.

Some of our debt instruments require us to meet certain covenant restrictions, including financial tests and other limitations.  As of December 28, 2003, we were in compliance with all of these covenants.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 28, 2003

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In thousands)
Long term debt	$1,229,694	$69,856	$105,084	$199,338	$855,416
Operating leases	105,749	21,898	36,534	18,671	28,646
Retirement plan expenditures (3)	172,059	78,305	19,874	21,167	52,713
Other long term obligations(1)	6,606,199	1,139,062	1,718,270	1,344,728	2,404,139
Total obligations	$8,113,701	$1,309,121	$1,879,762	$1,583,904	$3,340,914

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(In thousands)
Standby letters of credit	$9,054	$9,054	$—	$—	$—
Guarantees (2)	2,324	2,324	—	—	—
Total commercial commitments	$11,378	$11,378	$—	$—	$—

(1)                      Approximately $4.3 billion of the total other long-term obligations relate to long-term supply contracts with our joint ventures and unaffiliated third parties to purchase material used in packaging, such as cans and bottles.  Approximately $1.2 billion relates to commitments associated with our logistics provider in the UK.  The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments. On July 29, 2003, we signed a new agreement, effective August 1, 2003, with Owens relating to the operation of our joint venture and the production of glass bottles, as well as the supply of glass bottles for our non-Golden commercial business. The new agreement has a term of 12 years, and is reflected in the table above, whereas the previous agreement extended to 2005. In December 2003, we signed a new agreement with Electronic Data Systems (EDS), an information services provider, effective January 1, 2004. The new EDS contract includes services to our Americas and Europe operations and our corporate offices and will expire in 2010. Included in Other long-term obligations is the effect of our most recent completed contract with GPC, dated March 25, 2003.

(2)                      Guarantees consist of guaranteed portions of short-term debt also included in “Long-term debt” above.

(3)                      Represents expected contributions under our defined benefit pension plans and our benefits payments under retiree medical plans.

Advertising and Promotions

As of December 28, 2003, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $250 million over the next five years.

Capital Expenditures

In 2003, we spent approximately $240 million on capital improvement projects worldwide. Of this, approximately 62% was in support of the Europe business and the remainder was for the Americas. We currently plan capital expenditures in the same range, or slightly lower, for 2004.

Pension Plans

Although pension investment returns were strong in 2003, the impact of the three previous years’ returns and a continued decline in interest rates resulted in a slightly lower consolidated funded position at year-end 2003 compared to year-end 2002.  At year-end 2003, the accumulated pension benefit obligations exceeded the fair value of the plan assets on a consolidated US dollar basis by approximately $411 million, compared to $394 million at the end of 2002.  Accordingly, we have taken a charge to equity of $15.0 million, net of tax (Refer to Item 8. Note 12). At year-end 2003, the projected benefit obligations were $2,624.9 million and the accumulated benefit obligations were $2,412.5 million.

The amounts reflected in the Consolidated Balance Sheets for accrued pension liability, accumulated other comprehensive loss, prepaid benefit cost and intangible asset in 2003 are $452.3 million, $385.6 million ($236.0 million, net of tax), $41.5 million and $40.8 million, respectively.  In 2003, an additional minimum pension liability of $9.7 million was recorded and is included in the accrued pension liability amount. It is our practice to fund amounts for pensions at least sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws.  For further information regarding pension plan assets, refer to Note 7, “Employee Retirement Plans,” and Note 13, “Other Comprehensive Income,” in Item 8, Financial Statements and Supplementary Data.

In 2003, our actuarially assumed long-term rates of return on plan asset investments were 9% for the US Retirement Plan and 7.5% for the UK Plan. In selecting those assumptions, we considered investment returns by asset class as represented by our independent pension investment consultants, and applied the relevant asset allocation percentages. The discount rates of 6.25% and 5.63% were based on prevailing yields of high-quality corporate fixed income investments in the United States and the United Kingdom, respectively.

In 2003, consolidated pension expense was $38.7 million, which represented approximately 1% of consolidated cost of goods sold and other operating expenses.  Pension contributions on a consolidated basis were $51.0 million during 2003. On a consolidated basis we anticipate making voluntary pension contributions of approximately $69 million in 2004.

On a consolidated basis, we had unrecognized net actuarial losses of $598.0 million and $547.0 million at December 28, 2003 and December 29, 2002, respectively. Actuarial losses are primarily comprised of cumulative investment returns that are lower than actuarially assumed investment returns and liability losses due to increased pension liabilities and falling interest rates. Pension expense includes amortization of these actuarial losses after they exceed certain thresholds. As a result of losses in excess of the thresholds, we recorded actuarial loss amortization of $9.1 million in 2003 and $1.0 million in 2002. It is expected that actuarial loss amortization in 2004 will increase to approximately $14 million. We anticipate consolidated pension expense will increase from the $38.7 million in 2003 to approximately $49 million in 2004.  The expected increase in consolidated pension cost is primarily due to the combined impacts of higher actuarial loss amortization and foreign exchange.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. Statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

In particular, statements that we make under the headings “Narrative Description of Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Outlook for 2004” including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2004 capital expenditures and operations, debt service capabilities, shipment levels and profitability, increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies, are forward-looking statements.

Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by the substantial amount of indebtedness remaining from financing the acquisition of the CBL business in the United Kingdom, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in “Risk Factors” and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

Outlook for 2004

Americas Segment

Net Sales and Volume

Going into 2004, we expect the US pricing environment to remain positive and anticipate continued good performance in Canada. Nonetheless, an increase in price discounting or a decline in volume could have an unfavorable impact on sales and margins. Further, sales and margins could be impacted adversely if the negative mix shift that we experienced in 2003 continues into 2004.

We believe that the March launch of our own low-carbohydrate beer, Aspen Edge, will make us more competitive and contribute to improved volume treads in 2004. Also in response to the low-carbohydrate interest, we began running new consumer education advertising for our Coors Light brand, indicating that Coors Light is nearly as low in carbohydrates as our competitions’ brands with low-carbohydrate positioning.  While the disruptions caused by the implementation of our new supply chain systems during the fourth quarter were frustrating both to us and to our distributors and caused us to lose volume, we were able to work through most of our product supply issues and rebuild overall distributor inventories by the middle of the first quarter of 2004.  During December, sales-to-retail trends were soft and resulted in distributor inventories ending 2003 approximately 100,000 barrels higher than normal seasonal levels.  This will impact 2004 volume trends, as distributors work down their inventories to normal seasonal levels during peak season. Finally, going into 2004, we continue to focus on regaining volume momentum, improving shipment performance, rebuilding the reliability and efficiency of our supply chain and gearing up for the peak summer selling season.

Cost of Goods Sold

In 2004, we believe the following factors are most important to our cost of goods sold per barrel expectations:

•                  First, input costs will increase in 2004, as we expect modestly higher packaging material expenses due to higher aluminum prices and energy-related costs. Fuel costs and new transportation carrier regulations are likely to have an unfavorable impact on logistics costs.

•                  Second, labor-related costs are expected to increase in 2004, primarily due to higher pension and healthcare costs.

•                  Third, we remain confident that our continued focus on operating efficiency within our entire supply chain will help us achieve our long-term goal of reducing controllable production costs by $4-5 per barrel over the next 4-5 years.  However, our ability to realize these savings is partially dependant on our ability to leverage fixed costs, and a significant change in our volume assumptions could impact our ability to reach this goal. While supply chain performance is better than it was in the fourth quarter of 2003, and while we have numerous initiatives underway to improve the effectiveness and efficiency of our supply chain, we still need more progress to have success in the coming peak season.

•                  Finally, our 2003 cost per barrel results were adversely impacted by additional costs related to the implementation of our new supply chain systems.

Marketing, General and Administrative Expenses

Marketing and sales spending in the Americas in 2004 is expected to increase at a proportionately higher rate than the past few years as we plan to invest behind our Aspen Edge launch and incrementally behind our Coors Light marketing and sales efforts. Consistent with our philosophy and past practice, we will evaluate our brand and sales investment levels during the year and adjust as needed. General and administrative expense will be higher in 2004 primarily due to higher labor costs, including higher pension and healthcare expense, and increased spending on information systems.

Europe Segment

Net Sales and Volume

In Europe, we anticipate that our on-trade channel business will continue to grow both volume and share  in 2004, but at a slower pace than in 2003, when volume trends benefited from the rollout of Carling Extra Cold and hot summer weather. In the off-trade channel, volume and market-share trends are likely to slow substantially in the first three quarters of 2004 as we lap aggressive off-trade discounting activity and the unusually warm summer of 2003.

Nonetheless, we are optimistic that the impact of lower volume will be more than offset by the related improvement in margins, as it was in the fourth quarter of 2003, when we achieved better balance between growth and margins.

We anticipate that volumes in the second quarter will benefit from the Euro 2004 football (soccer) tournament. In contrast, the third quarter could face particularly challenging volume comparisons due to the beneficial impact of the hot weather in 2003.

We also anticipate that shifts in our factored brand sales (beverage brands owned by other companies but delivered to retail by us) will continue to have an adverse financial impact, however this will be at a lower rate than in 2003.

Cost of Goods Sold

Regarding costs, apart from a minor impact in the first quarter of 2004, we will no longer be lapping the income from contract brewing and transitional service arrangements, which ended early in 2003. As a result, the benefit of right-sizing and improving our UK infrastructure and supply chain will flow into our cost structure, but we anticipate that there will be significant offsets from inflation and negative channel and package mix.  With slower off-trade volume growth and our new Burton packaging lines operating better, we anticipate a much lower need for high-priced contract packaging services from other brewers in 2004 than in 2003.

Marketing, General and Administrative

Marketing, general & administrative spending is likely to increase in local currency in 2004 as we roll out the Coors Fine Light brand in the United Kingdom and incur increased labor costs and depreciation on dispense equipment, which stems from the strong on-trade growth we achieved in 2003. Increases are also expected from the recently signed contract with EDS, which is extended to CBL for the first time in 2004.

Other Income

Comparisons of other income between the third quarter of 2004 with the third quarter of 2003 may be difficult due to the $3.5 million gain on the sale of the rights to our Hooper’s Hooch brand in Russia during 2003.

Interest

Consolidated 2004 interest income is expected to be fairly consistent with 2003, and will consist primarily of UK trade-loan interest income.

We expect interest expense to be approximately $8-10 million lower than 2003 due partially to debt repayments we made during 2003 on our higher interest rate debt.  Additionally, we expect to benefit from our lower-interest rate commercial paper program that we implemented in 2003, the proceeds of which were used to pay down higher interest rate debt.

Taxes

We expect that our 2004 effective tax rate will be in the range of 32% to 35% absent any unusual items, up from 31.2% in 2003.  The comparison will be particularly challenging against the second quarter of 2003, when our effective tax rate was 25.8% because of the completion of five years of tax audits.  Our acquisition structure for the UK business is generally beneficial from a tax perspective but adds considerable volatility to our tax rate.

Capital Expenditures

Our capital expenditures (excluding capital improvements for our container joint ventures which we tentatively plan to consolidate in 2004) are planned to be in the range of $225 million and $235 million in 2004, down from $240 million in 2003.  The actual amount will depend on foreign exchange rates and our evaluation of a few potential projects now under review.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We review our accounting policies on an on-going basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ materially from these estimates under different assumptions or conditions. We have identified the accounting estimates below as critical to our financial condition and results of operations:

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

Because the majority of CBL sales are directly to retail customers and, because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer (total amount of all trade accounts and loans from a specific customer less the amount of security and insurance coverage) at the point the account is considered uncollectible. We record the provision as a bad debt in general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected, and we may be required to record additional allowances.

Pension and Postretirement Benefits

We have defined benefit plans that cover the majority of our employees. As a result of the acquisition of CBL, we have assumed responsibility for a portion of the assets and liabilities of what was the Bass Brewers Pension Plan, renamed the Coors Brewers Pension Plan. CBC also has postretirement welfare plans that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees.  The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106).  Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions.  We believe that the accounting estimates related to our pension and postretirement plans is a critical accounting estimate because it is highly susceptible to change from period to period based on market conditions.

We performed an analysis of high yield bonds at the end of 2003 to support the discount rates used in determining our pension liabilities in the United States and in the United Kingdom for the year ended December 28, 2003. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact actual expense in the subsequent year. A fifty basis point change in certain assumptions would have the following effects:

	Impact to 2003 Pension Costs-50 basis points
Description of Pension Sensitivity Item	Reduction (Unfavorable)	Increase (Favorable)
	(In thousands)
Expected return on US plan assets, 9.0% in 2003	$(2,692)	$2,692
Expected return on UK plan assets, 7.5% in 2003	$(6,640)	$6,640
Discount rate on US projected benefit obligation, 6.75% in 2003	$(3,629)	$3,629
Discount rate on UK projected benefit obligation, 5.7% in 2003	$(10,532)	$2,895

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

flip

	One-percentage- point decrease	One-percentage- point inecrease
	(In thousands)
Effect on total of service and interest cost components	$(309)	$327
Effect on postretirement benefit obligation	$(3,143)	$3,305

Both US and UK plan assets consist primarily of equity securities with smaller holdings of bonds and real estate.  Equity assets are well diversified between US and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. For example, our UK participants are more heavily weighted toward pensioners than our US participants. Therefore, we have elected a smaller equity percentage in our UK plan. The following compares target asset allocation percentages as of February 27, 2004 with actual asset allocations at December 28, 2003:

	US Plan Assets		UK Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations

Equities	80%	82%	65%	59%
Fixed Income	11%	10%	28%	34%
Real Estate	9%	8%	7%	6%
Other	—	—	—	1%

Contingencies, Environmental and Litigation Reserves

We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to our pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.  We also expense legal costs as incurred.  The most significant estimates that could impact our financial statements relate to the Lowry Superfund site (See Item 8, Note 14).

Goodwill and Other Intangible Asset Valuation

We adopted the provisions of Statements of Financial Standards No. 141, “Business Combinations” (SFAS No. 141) on July 1, 2001, and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on December 31, 2001. We evaluate the carrying value of our goodwill and other indefinite-lived intangible assets annually, and we evaluate our other intangible assets when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of intangible assets for impairment, most significantly the estimated future cash flows to be generated by these assets and the rate used to discount those cash flows.  For brewing business goodwill and intangibles, we used a rate of 7.6% to discount our cash flows during our annual impairment testing in 2003, which is a rate we believe to be representative of the weighted cost of capital for similar assets.  We used a rate of 11% for our distribution rights associated with our distribution subsidiary. Changes in these estimates could have a material adverse effect on the assessment of our goodwill and other intangible assets, thereby requiring us to write down the assets. As an example, our valuation model for the goodwill associated with our Molson USA joint venture assumes certain volume growth and pricing assumptions that only small changes in which could result in significant impairment charges.

Derivatives

We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation. All derivatives held by us are designated as hedges with the expectation that they will be highly effective in offsetting underlying exposures. We account for our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which we early adopted on December 28, 1998. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

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

We record a net deferred tax asset or tax liability based on the un-remitted earnings of our UK subsidiary that are not permanently reinvested in accordance with APB 23.  In conjunction with this calculation, we estimate associated earnings and profit adjustments, potential foreign tax credits and cumulative translation adjustments relating to the foreign exchange rates.

We do not provide deferred taxes on certain outside basis difference in our acquired foreign subsidiary’s stock, Coors Brewers Limited (CBL). This outside basis difference is permanent in duration under SFAS 109 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences. As a result, differences between book and tax treatment of income statement items in our UK business are treated as permanent. This treatment increases the volatility in our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the acquisition of CBL that relate to deferred taxes arising from that acquisition would reduce goodwill, unless the reduction was caused by a change in law, in which case the adjustment would impact earnings.

Equity Method Accounting

We generally apply the equity method of accounting to 20% -50% owned investments where we exercise significant influence. As described below, we have an equity ownership in, and conduct business with various joint ventures, which directly relate to our core activities. There are no related parties that own interests in our equity method investments (see further discussion in Item 8, Note 2).

Coors Canada is a general partnership that was formed to market CBC products in Canada. We own a 50.1% interest in this non-consolidated joint venture that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement.  All manufacture, distribution and sale of CBC branded beers are contracted to Molson by the partnership. The partnership never takes title to the beer. It is paid an amount equal to the sales proceeds Molson receives from third-party customers, less the costs incurred by Molson for its manufacture, distribution and sale of the CBC branded products. We reflect this amount in net sales in our Consolidated Statements of Income.

RMMC and RMBC, are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies sought by us to reduce costs. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand’s owner in a key segment of the U.K. beer market. In 2003 and 2002, our share of the pre-tax joint venture profits for each of these investments was offset against cost of goods sold in our Consolidated Statements of Income.

In 2003, we included our entire share of CBL’s Tradeteam joint venture results in the other income, net line of our Consolidated Statements of Income, given the immateriality of its results.  In 2002, we included our share of Tradeteam results in cost of goods sold.  This change in presentation was attributable to Tradeteam no longer being a captive provider of distribution and logistics services to CBL. In November 2002, Tradeteam entered into an agreement to provide distribution services to Interbrew U.K. Limited, another large brewer in the United Kingdom.

Other income, net line includes the equity method income for the Molson USA joint venture. This joint venture was formed to import, market, sell and distribute Molson products in the United States. We have recorded our share of the venture’s results in the other income, net line in our Consolidated Statements of Income given the immateriality of its results.

A qualitative analysis of our results would be impacted if the results of these joint ventures were included in different lines of our Consolidated Statements of Income.

Recent Accounting Pronouncements

FASB Statement No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits  (Revised 2003)

This standard revision is effective immediately and is reflected in Notes 7 and 8. While the standard does not change the accounting and measurement for pensions and other postretirement benefits, it does add new disclosures for the footnotes to the financial statements, including comparative information for prior periods presented. The disclosures are applicable to both pension and other postretirement plans. Key additional disclosures include:

•                  Plan assets by category.

•                  A narrative description of investment policies and strategies, including target allocation percentages.

•                  A narrative description of the basis used to determine the overall expected long-term rate-of-return on assets.

•                  Benefits expected to be paid in each of the next five years and the total for the five years thereafter.

•                  The employer’s best estimate of the contributions expected to be made during the next fiscal year.

•                  Interim disclosures (in Form 10-Q) of net periodic benefit expense and significant revisions to employer contributions paid or expected to be paid.

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB51

The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called “variable interest entities (VIEs).”  We do have VIEs that we have tentatively determined will qualify for consolidation. These include RMMC and RMBC. We plan to consolidate these VIEs in the first quarter of 2004.  Although we believe our Grolsch and Coors Canada investments are VIEs, we are still evaluating whether we are the primary beneficiaries for these investments with respect to consolidation under FIN 46. The most significant impacts to our financial statements will be to add the fixed assets of RMMC and RMBC totaling approximately $75 million, and RMMC debt of approximately $45 million to our balance sheet.  The impact to our gross profit margin in the income statement is not expected to be significant.

SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition

SAB 104 was released in December 2003.  SAB 104 updates interpretative guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition.  We adopted SAB 104 in December 2003 with no impact to our financial statements or our financial reporting.

Related Party Transactions

Transactions with Management and Others

From time-to-time, we employ members of the Coors family, which collectively owns 100% of the voting common stock of the company. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the company.

Certain Business Relationships

We purchase a large portion of our paperboard packaging requirements from Graphic Packaging Corporation (GPC), a related party. Various Coors family trusts collectively own all of our Class A voting common stock, approximately 30% of our Class B common stock, and approximately 30% of GPC’s common stock.

Our purchases under the GPC packaging agreement in 2003 totaled $106.4 million. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $5.0 million and $0.8 million at December 28, 2003 and December 29, 2002, respectively.

We are also a limited partner in a real estate development partnership in which a subsidiary of GPC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received no distributions from this partnership in 2003.

Risk Factors

The reader should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

Government regulatory authorities specific to the alcohol beverage industry in the markets in which we operate may adopt regulations that could increase our costs or our liabilities or could limit our business activities.  Our business is highly regulated by national and local government entities. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. We do not know that we have been or will at all times be in compliance with all past, present or future regulatory requirements or that we will not incur material costs or liabilities in complying with regulatory requirements.

We have indebtedness that is substantial in relation to our stockholders’ equity.  As of December 28, 2003, we held approximately $1.2 billion in debt primarily related to our acquisition of CBL. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt. If our financial and operating performance is insufficient to generate sufficient cash flow for all of our activities, we may be required to use a disproportionate amount of cash to satisfy our obligations.

We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar. With the acquisition of CBL in 2002, we significantly altered the impact of currency fluctuations on our results of operations and cash flows. 2003 results have benefited significantly from a strengthening of the British pound versus the US dollar, offset to a certain extent by cash flow hedges on a portion of our debt. We cannot predict future fluctuations in exchange rates. A future devaluation of the British pound versus the US dollar could negatively impact results.

Our primary production facilities in the Americas and in Europe are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters. Our primary Americas production facilities are located in Golden, Colorado, where we brew more than 90%, and package approximately 63%, of our products sold in the Americas business. Our primary production facility in Europe is located in Burton-on-Trent, England, where we brew and package approximately 70% of our products sold in the Europe business. While our business operations remain centralized, our competitors have multiple geographically dispersed breweries and packaging facilities. As a result, we must ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel or packaging costs.

We rely on a small number of suppliers to obtain the packaging and raw materials we need to operate our business.  We purchase most of our paperboard and label packaging for our US products from GPC. This packaging is unique to us and is not produced by any other supplier. Additionally, we are contractually obligated to purchase substantially all of our can and bottle needs in the United States from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). CBL has only a single source for its can supply (Ball). The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business. In regard to agricultural products, the supply and price of raw materials, including water, used to produce our products can be affected by a number of factors beyond our control, including frosts, droughts and other weather conditions, economic factors affecting growth decisions, various plant diseases and pests. To the extent that any of the foregoing affects the ingredients used to produce our products, our results of operations could be materially and adversely affected.

Any significant shift in consumer packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand. Reconfiguring our packaging facilities to produce different types or amounts of packaging than we currently produce would likely increase our costs. In addition, we may not be able to complete any necessary changes quickly enough to keep pace with shifting consumer preferences. Our primary competitors are larger and may be better able to accommodate a packaging preference shift. If we are not able to respond quickly to a packaging preference shift, our sales and market share could decline.

Our success depends largely on the success of two primary products, one in the United States and one in the United Kingdom; the failure or weakening of either could materially adversely affect our financial results.

Although we currently have 14 products in our US portfolio, Coors Light represented more than 70% of our Americas sales volume for 2003. In the United Kingdom, Carling lager is the best-selling brand in the United Kingdom and represented approximately 69% of CBL sales volume in 2003. Consequently, any material shift in consumer preferences away from Coors Light or Carling would have a disproportionately negative impact on our business.

If the contract we have with our current information technology service provider fails, we could experience significant disruption in our business. We rely exclusively on one information technology services provider for our network, help desk, hardware, and software configuration, both at CBC and CBL. If the service provider fails and we are unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems.

We are significantly smaller than our two primary competitors in the Americas segment, and may consequently be more vulnerable to cost and price fluctuations. At retail, our brands compete on the basis of quality, taste, advertising, price, packaging innovation and retail execution by our distributors. Competition in our various markets could cause us to reduce prices, increase capital and other expenditures or lose market share, any of which could have a material adverse effect on our business and financial results. We compete primarily with AB and Miller, the top two brewers in the United States. Both of these competitors have substantially greater financial, marketing, production and distribution resources than CBC has. Furthermore, these competitors are not as concentrated geographically in their product sales as CBC is. Consequently, we are somewhat disadvantaged versus their greater economies of scale.

If the social acceptability of our products declines, or if litigation is directed at the alcohol beverage industry, our sales volumes could decrease and our business could be materially adversely affected.  Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and  alleged underage consumption. Each suit seeks an injunction and unspecified money damages. (See Item 3, Legal Proceedings, for further information about the cases.) These cases are evidence of increased social and political attention directed to the alcohol beverage industry in recent years. If the social acceptability of beer were to decline significantly, or if our industry were to become involved in litigation similar to that of the tobacco industry, our business could be materially adversely affected.

We are highly dependent on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products. We sell all of our products in the United States to distributors for resale to retail outlets. Some of our distributors are at a competitive disadvantage because they are significantly smaller than the largest distributors in their markets. Our distributors also sell products that compete with our products. We cannot control or provide any assurance that these distributors will not give our competitors’ products higher priority, thereby reducing sales of our products. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position, and results of operation may be adversely affected.

Benefits related to our redesigned supply chain processes and systems in the United may not be realized. During 2003, we implemented our redesigned supply chain processes and systems in the United States. We use this system to schedule production, track inventories and bill our customers. We may not achieve the benefits we expect from these re-engineered processes. We experienced difficulties with the implementation of the systems in the fall of 2003 and, as a result, we incurred about $8 million of increased costs, primarily related to extra freight, labor and finished goods loss. The supply disruptions also had a meaningful impact on our volume. We are still facing challenges, including stock-outs and low inventory levels of some of our products throughout our US business. We are working to improve our shipping performance, to rebuild the reliability and efficiency of our supply chain and to reduce stock-outs. If we are unable to correct the remaining issues in time for our peak selling season, it may materially adversely impact our business.

We cannot predict with certainty our eventual aggregate cost for our environmental and related matters in which we are currently involved. We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially liable party (PRP) at the Lowry Superfund Site. As a PRP, we are obligated to pay a portion of future costs in excess of the original settlement amount. While we have estimated and accrued for expected costs, if actual incremental costs are higher than expected, we could have to accrue additional costs and make additional cash payments.

We are currently launching new products.  If these products fail, it could have a significant effect on our operating results. In our Americas segment, we plan to launch Aspen Edge, a low carbohydrate beer, and Zima XXX, an extension of our Zima brand, in 2004. We recently launched Coors Fine Light in our Europe segment. If these brands do not launch successfully, it could result in a significant impact to our operating results.

Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve pricing. The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, which could impact CBL’s ability to obtain favorable pricing in on-trade (due to spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers are beginning to purchase directly more of the products that, in the past, we have provided as part of our factored business. This consolidation could impact us negatively.

Due to a high concentration of unionized workers in the United Kingdom, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. Approximately 31% of CBL’s total workforce is represented by trade unions. Although we believe relations with our employees are good, more stringent labor laws in the United Kingdom expose us to a greater risk of loss should we experience labor disruptions.

We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products. We are involved in a joint venture with Exel Logistics called Tradeteam. Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our product and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could ultimately have a negative impact on our operations.

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

Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At December 28, 2003, no collateral was posted by us or our counterparties.

At December 28, 2003, we were a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at then-prevailing foreign currency exchange rates). The swaps include an initial exchange of principal on the settlement date of our 6 3/8% private placement (see Note 4, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between CBL and us.

At December 28, 2003, we were a party to an interest rate swap agreement related to our 6 3/8% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million fixed-rate debt attributable to changes in the LIBOR swap rates.

We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques-sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission (SEC), are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

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

The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $5.9 million and $8.6 million at December 28, 2003 and December 29, 2002, respectively. As we did not enter into the cross currency swaps until the second quarter of 2002, there is no comparable one-day loss in fair value at December 30, 2001. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional principal amounts (USD)	Changes in Fair Value Positive (Negative)	Maturity
	(In thousands)
December 28, 2003
Foreign currency management
Forwards	$44,048	$(1,382)	1/04 - 12/05
Cross currency swap	773,800	(138,684)	5/12
Commodity pricing management
Swaps	92,468	9,638	2/04 - 2/06
Interest rate pricing management
Interest rate swap	76,200	6,904	5/12
Total		$(123,524)

December 29, 2002
Foreign currency management
Forwards	$19,655	$106	01/03-12/03
Cross currency swap	773,800	(43,621)	05/12
Commodity pricing management
Swaps	112,573	(4,630)	03/03-09/04
Interest rate pricing management
Interest rate swap	76,200	8,493	05/12
Total		$(39,652)

Maturities of derivative financial instruments held on December 28, 2003, are as follows (in thousands):

2004	2005	2006 and thereafter	Total
$4,760	$3,106	$(131,390)	$(123,524)

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

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	December 28, 2003	December 29, 2002
	(In millions)
Foreign currency risk:
forwards, swaps	$(5.0)	$(2.1)
Interest rate risk:
debt, swaps	$(32.4)	$(42.1)
Commodity price risk:
swaps	$(10.2)	$(10.8)

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

Consolidated Financial Statements:

Management’s Report to Shareholders

Report of Independent Auditors

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 28, 2003

Consolidated Balance Sheets at December 28, 2003, and December 29, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2003

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 28, 2003

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT TO SHAREHOLDERS

The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Adolph Coors Company. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management’s best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel.

PricewaterhouseCoopers LLP, the Company’s independent auditors, provide an objective, independent audit of the consolidated financial statements. Their accompanying report is based upon an examination conducted in accordance with generally accepted auditing standards, including tests of accounting procedures and records.

The Board of Directors, operating through its Audit Committee composed of independent, outside directors, monitors the Company’s accounting control systems and reviews the results of the Company’s auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, PricewaterhouseCoopers LLP, and internal auditors. To ensure complete independence, PricewaterhouseCoopers LLP and the Company’s internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.

W. LEO KIELY, III	TIMOTHY V. WOLF
Chief Executive Officer, Adolph Coors Company	Vice President and Chief Financial Officer,
President and Chief Executive Officer,	Adolph Coors Company
Coors Brewing Company	Coors Brewing Company

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Adolph Coors Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado

March 11, 2004

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001

Sales - domestic and international (Note 2)	$5,387,220	$4,956,947	$2,842,752
Beer excise taxes	(1,387,107)	(1,180,625)	(413,290)
Net sales	4,000,113	3,776,322	2,429,462
Cost of goods sold (Note 2)	(2,586,783)	(2,414,530)	(1,537,623)

Gross profit	1,413,330	1,361,792	891,839

Other operating expenses:
Marketing, general and administrative	(1,105,959)	(1,057,240)	(717,060)
Special charges, net	—	(6,267)	(23,174)
Total other operating expenses	(1,105,959)	(1,063,507)	(740,234)

Operating income	307,371	298,285	151,605

Other (expense) income:
Gain on sales of distributorships	—	—	27,667
Interest income	19,245	21,187	16,409
Interest expense	(81,195)	(70,919)	(2,006)
Other income, net (Note 2)	8,397	8,047	4,338
Total other income (expense)	(53,553)	(41,685)	46,408
Income before income taxes	253,818	256,600	198,013
Income tax expense	(79,161)	(94,947)	(75,049)

Net income	174,657	161,653	122,964

Other comprehensive income, net of tax :
Foreign currency translation adjustments	147,803	70,884	14
Unrealized gain (loss) on derivative instruments	282	15,358	(6,200)
Unrealized gain on available-for-sale securities	—	—	3,718
Minimum pension liability adjustment	(15,031)	(212,092)	(8,487)
Reclassification adjustments	4,235	4,993	(4,898)
Comprehensive income	$311,946	$40,796	$107,111

Net income per share - basic	$4.81	$4.47	$3.33

Net income per share - diluted	$4.77	$4.42	$3.31

Weighted average shares - basic	36,338	36,140	36,902

Weighted average shares - diluted	36,596	36,566	37,177

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	As of
	December 28, 2003	December 29, 2002
Assets
Current assets:
Cash and cash equivalents	$19,440	$59,167
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $12,413 and $14,334, respectively	618,053	600,263
Affiliates	38,367	41,429
Other, less allowance for doubtful accounts of $4,641 and $6,693, respectively	94,652	63,734

Inventories:
Finished	91,214	86,372
In process	29,480	31,850
Raw materials	81,068	56,239
Packaging materials, less allowance for obsolete inventories of $1,879 and $2,069, respectively	7,723	10,210
Total inventories	209,485	184,671

Maintenance and operating supplies, less allowance for obsolete supplies of $12,939 and $12,032, respectively	28,512	30,488
Deferred tax asset	12,819	20,976
Other current assets, less allowance for obsolete advertising supplies of $1,093 and $923, respectively	57,520	53,168
Total current assets	1,078,848	1,053,896

Properties, net	1,450,785	1,380,239
Goodwill	796,420	727,069
Other intangibles, less accumulated amortization of $45,498 and $25,622, respectively	552,112	529,076
Investments in joint ventures, less accumulated amortization of $15,252 and $7,816, respectively (Note 2)	193,582	191,184
Long-term deferred tax asset	204,804	206,400
Long-term notes receivable, less allowance for doubtful accounts of $12,548 and $17,794, respectively	108,280	109,082
Other non-current assets	101,395	100,465

Total assets	$4,486,226	$4,297,411

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	December 28, 2003	December 29, 2002
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable:
Trade	$359,402	$288,172
Affiliates	36,802	46,475
Accrued salaries and vacations	57,593	79,001
Taxes, other than income taxes	212,481	178,044
Accrued expenses and other liabilities	376,279	412,150
Short-term borrowings	21,309	101,654
Current portion of long-term debt	69,856	42,395
Total current liabilities	1,133,722	1,147,891

Long-term debt	1,159,838	1,383,392
Deferred tax liability	195,523	156,437
Deferred pension and post-retirement benefits	530,126	511,869
Other long-term liabilities	199,641	115,971

Total liabilities	3,218,850	3,315,560

Commitments and contingencies (Note 14)
Shareholders’ equity:
Capital stock: (Note 10)
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value at December 28, 2003 and no par value at December 29, 2003 (authorized, issued and outstanding: 1,260,000 shares)	13	1,260
Class B common stock, non-voting, $0.01 par value at December 28, 2003 and no par value at December 29, 2003 (authorized: 200,000,000 shares; issued and outstanding: 35,153,707 and 35,080,603, respectively)	352	8,352
Total capital stock	365	9,612

Paid-in capital	32,049	19,731
Unvested restricted stock	(681)	(1,009)
Retained earnings	1,231,802	1,086,965
Accumulated other comprehensive income (loss)	3,841	(133,448)

Total shareholders’ equity	1,267,376	981,851

Total liabilities and shareholders’ equity	$4,486,226	$4,297,411

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net income	$174,657	$161,653	$122,964
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of joint ventures	(65,542)	(54,958)	(43,630)
Distributions from joint ventures	70,900	66,616	39,453
Impairment charge and non-cash portion of special charges	—	—	6,591
Depreciation, depletion and amortization	236,821	227,132	121,091
Amortization of debt issuance costs and discounts	6,790	3,167	—
Gains on sales of securities	—	(4,003)	(4,042)
Gain on sale, net of loss on abandonment of properties and intangibles, net	(4,580)	(9,816)	(30,467)
Deferred income taxes	53,497	11,679	(19,176)
Gain/loss on FX fluctuations and derivative instruments	1,252	2,576	294
Tax benefit from equity compensation plans	412	3,410	4,366
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination accounted for under the purchase method):
Trade receivables	31,067	(254,425)	9,499
Trade payables	110,457	83,493	(27,544)
Inventory	(5,549)	39,210	(5,199)
Accrued expenses and other liabilities	(63,399)	(36,631)	28,863
Other	(2,645)	19,442	(9,667)
Net cash provided by operating activities	544,138	258,545	193,396
Cash flows from investing activities:
Purchases of investments	—	—	(228,237)
Sales and maturities of investments	—	232,758	268,093
Additions to properties	(240,355)	(239,547)	(243,003)
Additions to intangible assets	(103)	(7,295)	(1,545)
Proceeds from sales of properties and intangible assets	16,404	27,357	63,529
Acquisition of CBL, net of cash acquired	—	(1,587,300)	—
Investment in Molson USA, LLC	(5,240)	(2,750)	(65,000)
Other	(630)	(7,561)	9,414
Net cash used in investing activities	(229,924)	(1,584,338)	(196,749)
Cash flows from financing activities:
Issuances of stock under stock plans	2,491	15,645	10,701
Purchases of treasury stock	—	—	(72,345)
Dividends paid	(29,820)	(29,669)	(29,510)
Proceeds from issuance of debt	—	2,391,934	—
Net (payments) proceeds from short-term borrowings	(84,170)	331,333	—
Net proceeds on commercial paper	249,645	—	—
Payments on debt and capital lease obligations	(462,547)	(1,379,718)	—
Debt issuance costs	—	(10,074)	—
Change in overdraft balances	(32,992)	(27,783)	51,551
Other	—	—	759
Net cash (used in) provided by financing activities	(357,393)	1,291,668	(38,844)
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(43,179)	(34,125)	(42,197)
Effect of exchange rate changes on cash and cash equivalents	3,452	16,159	(431)
Balance at beginning of year	59,167	77,133	119,761
Balance at end of year	$19,440	$59,167	$77,133

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Shares of common stock issued		Common stock issued		Paid-in capital	Unvested restricted stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Class A	Class B	Class A	Class B
Balances at December 31, 2000	1,260	35,871	$1,260	$8,541	$11,332	$(129)	$908,123	$3,262	$932,389
Shares issued under stock plans, including related tax benefit		324		75	13,463	(651)	780		13,667
Amortization of restricted stock						183	(183)
Purchases of stock		(1,506)		(357)	(24,795)		(47,193)		(72,345)
Other comprehensive income								(15,853)	(15,853)
Net income							122,964		122,964
Cash dividends - $0.72 per share							(29,510)		(29,510)
Balances at December 30, 2001	1,260	34,689	1,260	8,259	—	(597)	954,981	(12,591)	951,312
Shares issued under stock plans, including related tax benefit		392		93	19,731	(770)			19,054
Amortization of restricted stock						358			358
Other comprehensive income								(120,857)	(120,857)
Net income							161,653		161,653
Cash dividends - $0.80 per share							(29,669)		(29,669)
Balances at December 29, 2002	1,260	35,081	1,260	8,352	19,731	(1,009)	1,086,965	(133,448)	981,851
Reincorporation and par value change			(1,247)	(8,018)	9,265				—
Shares issued under stock plans, including related tax benefit		73		18	3,053	(164)			2,907
Amortization of restricted stock						492			492
Other comprehensive income								137,289	137,289
Net income							174,657		174,657
Cash dividends - $0.80 per share							(29,820)		(29,820)
Balances at December 28, 2003	1,260	35,154	$13	$352	$32,049	$(681)	$1,231,802	$3,841	$1,267,376

See notes to consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the last Sunday in December.  Fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001, were all 52-week periods.

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

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Revenue Recognition

Revenue is recognized in the Americas segment when product is shipped and the risk of loss transfers to our unrelated customers, which are principally independent distributors or wholesalers in the United States. Revenue is recognized in the Europe segment when product is received by our customers, who are principally independent retailers in the United Kingdom. In the United Kingdom, excise taxes are included in the purchase price from the vendor on beverages purchased from third parties for resale (factored brands business) and are included in our cost of goods sold when ultimately sold. We pass those costs onto our customers and include the related amounts in our net sales. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms.

Outside of unusual circumstances, if product is returned, it is generally for failure to meet our quality standards, not caused by customer actions. Products that do not meet our high quality standards are returned and destroyed. We do not have standard terms that permit return of product. We estimate the costs for product returns and record those costs in cost of goods sold in the Consolidated Statements of Income each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

Cost of Goods Sold

Our cost of goods sold includes beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Equity Method Accounting

We generally apply the equity method of accounting to 20% -50% owned investments where we exercise significant influence. These investments primarily involve equity ownership in captive suppliers of goods and services for our business. These investments involve operations that manufacture bottles and cans for our Americas business and transportation services in Europe. They also include ventures that manufacture, distribute and sell Coors Light in Canada, Molson branded beers in the United States and Grolsch in the United Kingdom.

We own a 50.1% interest in a non-consolidated joint venture (Coors Canada) that we account for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement.

There are no related parties that own interests in our equity method investments.

Cost Method Investment

In 1991, we became a limited partner in the Colorado Baseball Partnership 1993, Ltd. (Baseball Partnership) for an investment of $10.0 million. This commitment was finalized upon the awarding of a National League Baseball franchise to Colorado in 1991. The initial investment as a limited partner has been paid and gave us a 17.1% interest in the partnership. We generally apply the cost method of accounting to less than 20% owned investments where we do not exercise significant influence. Our use of the cost method is in accordance with the provisions of Emerging Issues Task Force Topic D-46 (EITF D-46) “Accounting for Limited Partnership Investments” as we entered into the limited partnership agreement in 1991 prior to the effective date for the implementation of EITF D-46, which was to be applied to all limited partnership investments made after May 18, 1995. As a limited partner, we take no part in control, management, direction or operation of the affairs of the Baseball Partnership and have no power to bind the Baseball Partnership. Profit and loss from operations of the Baseball Partnership are allocated among the partners in accordance with their ownership ratios. We did not receive any cash distributions or income in 2003, 2002 or 2001. We believe that the carrying amount of our investment in the Baseball Partnership is not in excess of fair value.

In July 2003, Coors signed a $2.1 million promissory note with the Colorado Rockies Baseball Club. Each partner’s loan amount was based on their ownership percentage. Ownership percentages in the partnership did not change. The note is due in 20 years and interest will be paid at 5% annually. The principal amount is recorded in Other Non-Current assets.

Marketing, General and Administrative

Our marketing, general and administrative expenses consist predominately of advertising, sales staff costs, and non-manufacturing administrative and overhead costs. The creative portion of our advertising activities is expensed as incurred. The costs to produce our advertising and promotional material are generally expensed when the advertising is first run. Cooperative advertising expenses are included in marketing, general and administrative costs. Advertising expense was $588.2 million, $586.2 million and $465.2 million for years 2003, 2002, and 2001, respectively. Prepaid advertising costs of  $30.6 million ($13.0 million in current and $17.6 million in long-term) and $34.0 million ($12.5 million in current and $21.5 million in long-term) were included in Other current and Other non-current assets in the Consolidated Balance Sheets at December 28, 2003, and December 29, 2002, respectively.

Trade Loans

CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance.  Trade loans receivables are classified as either other receivables or other non-current assets in our Consolidated Balance Sheets.  At December 28, 2003, total loans outstanding, net of allowances, was $148.3 million.

We have reclassified a portion of beer revenue into interest income to reflect a market rate of interest on these notes. In 2003, this amount was $17.2 million. We have included this interest income in the Europe segment since it is related solely to the Europe business.

Allowance for Doubtful Accounts

In the Americas segment, our allowance for doubtful accounts and credit risk is insignificant as the majority of the Americas accounts receivable balance is generated from sales to independent distributors with whom collection occurs through electronic funds transfer. Also, in the Americas, we secure substantially all of our product sale credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

Because the majority of CBL sales are directly to retail customers, and because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. At this time, we record the provision as a bad debt in Marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories in the United States and on the first-in, first-out (FIFO) method in the United Kingdom. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $38.6 million and $39.3 million at December 28, 2003 and December 29, 2002, respectively.

We regularly assess the shelf-life of our inventories and write off those inventories when it becomes apparent the product will not be sold within our freshness specifications.

Dispense Assets

CBL owns and maintains the dispense equipment in on-trade retail outlets. Dispense equipment, which moves the beer from the keg in the cellar to the glass, is capitalized at cost upon installation and depreciated on a straight-line basis over an average life of 7 years. Labor and materials used to install dispense equipment are capitalized and depreciated over 2 years. Dispense equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements. The fair value of long-term debt exceeds the carrying value by approximately $86.5 million.

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

Stock-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board No.25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. See Footnote 6, Stock Option, Restricted Stock Award and Employee Award Plans, for additional information on our stock options.

We use the intrinsic value method allowed under APB No. 25 when accounting for our stock-based compensation. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Fiscal Year Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands, except per share data)
Net income, as reported	$174,657	$161,653	$122,964
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(10,312)	(12,059)	(16,544)
Proforma net income	$164,345	$149,594	$106,420
Earnings per share:
Basic – as reported	$4.81	$4.47	$3.33
Basic – proforma	$4.52	$4.14	$2.88
Diluted – as reported	$4.77	$4.42	$3.31
Diluted – proforma	$4.48	$4.09	$2.86

Statement of Cash Flows Data

Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In millions)
Cash paid for interest	$78.5	$64.6	$7.6
Cash paid for income taxes	$30.7	$44.6	$83.2
Issuance of restricted and common stock, net of forfeitures	$0.1	$0.8	$0.6
Tax effect from exercise of stock options	$0.4	$3.4	$4.4

Recent Accounting Pronouncements

FASB Statement No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003)

This standard revision is effective immediately and is reflected in Notes 7 and 8. While the standard does not change the accounting and measurement for pensions and other postretirement benefits, it does add new disclosures for the footnotes to the financial statements, including comparative information for prior periods presented. The disclosures are applicable to both pension and other postretirement plans. Key additional disclosures include:

•                  Plan assets by category.

•                  A narrative description of investment policies and strategies, including target allocation percentages.

•                  A narrative description of the basis used to determine the overall expected long-term rate-of-return on assets.

•                  Benefits expected to be paid in each of the next five years and the total for the five years thereafter.

•                  The employer’s best estimate of the contributions expected to be made during the next fiscal year.

•                  Interim disclosures (in Form 10-Q) of net periodic benefit expense and significant revisions to employer contributions paid or expected to be paid. Companies with investments in “special purpose entities (SPEs)” were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004.

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB51

The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called “variable interest entities (VIEs).”  Companies with investments in “Special purpose entities (SPEs)” were required to implement FIN46R in 2003; however, Companies with VIEs are permitted to implement in the first quarter of 2004.  While we do not have SPEs, we do have VIEs that we have tentatively determined will qualify for consolidation. These include RMMC and RMBC. We plan to consolidate these VIEs in the first quarter of 2004.  Although we believe our Grolsch and Coors Canada investments are VIEs, we are still evaluating whether we are the primary beneficiaries for these investments with respect to consolidation under FIN 46.  The most significant impact to our financial statements will be to add the plant assets of RMMC and RMBC, and totaling approximately $75 million and RMMC debt of approximately $45 million to our balance sheet. We anticipate minimal impact to our consolidated net income.  Note 2 discusses our various equity method investments.

SEC Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition

SAB 104 was released in December 2003.  SAB 104 updates interpretative guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition.  We adopted SAB 104 in December 2003 with no impact to our financial statements or our financial reporting.

Other New Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which is applicable to financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. We adopted this statement effective December 30, 2002, the beginning of our 2003 fiscal year, with no material impact to our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which is applicable to contracts entered into or modified after June 30, 2003, and to hedging relationships designated after June 30, 2003.  SFAS No. 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) for decisions made as part of the Derivatives Implementation Group process, which required amendments to SFAS No. 133 in connection with financial instrument-related FASB projects and in connection with other issues that arose during the implementation phase of SFAS No. 133.  The adoption of this statement on June 30, 2003, did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is applicable to financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement requires that certain financial instruments that have previously been classified as equity but that have characteristics of both equity and liabilities, be classified as liabilities.  These instruments include, but are not limited to, instruments that embody obligations to purchase or issue shares at the settlement date of an obligation.  Our adoption of this statement did not have a material effect on our financial statements.

The FASB Staff issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in December 2003.  The FSP is effective for financial statements of fiscal years ended after December 7, 2003, coincident with the signing of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  The Act provides for, among other things, a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. While SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” explains the accounting treatment for retire health care plans, the guidance does not include the accounting for federal subsidies.  FSP 106-1 permits companies to defer accounting for the Act under SFAS 106 until such time as the effects on the companies’ retirement obligations can be accurately predicted.  Because our postretirement medical benefits do not include the features represented by the Act, we will not have any impact on our future financial statements as a result of the Act or the issuance of FSP 106-1.

2. Equity Method Investments

Non-Majority Owned Equity Investments

We have investments in affiliates that are non-majority owned and are accounted for using the equity method of accounting where we exercise significant influence. These investments aggregated $185.0 million and $184.8 million at December 28, 2003 and December 29, 2002, respectively. There are no related parties who own interests in our equity method investments.

Summarized condensed balance sheet information for our non-majority owned equity method investments are as follows:

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Current assets	$129,753	$129,977
Non-current assets	$175,770	$166,402
Current liabilities	$155,553	$138,658
Non-current liabilities	$43,385	$52,276

Summarized condensed income statement information for our non-majority owned equity method investments are as follows:

	For the fiscal years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Net sales	$763,438	$652,051	$359,092
Gross profit	$104,205	$103,000	$61,722
Pre-tax income	$43,660	$39,088	$21,741
Company’s equity in pre-tax income	$18,014	$17,956	$14,372

Molson USA, LLC

In January 2001, we entered into a joint venture partnership agreement with Molson and paid $65.0 million for a 49.9% interest in the joint venture. The venture’s total assets are approximately $15.0 million at December 28, 2003. The joint venture, Molson USA LLC, was formed to import, market, sell and distribute Molson’s brands of beer in the United States. Approximately $63.9 million of our initial investment was considered goodwill.  Through December 30, 2001, the goodwill was being amortized on a straight-line basis over a life of 40 years, and the amortization expense was $1.6 million.

Our share of the net loss was approximately $2.6 million, $4.8 million and $2.2 million in 2003, 2002 and 2001, respectively. This net loss is included in other income, net on the accompanying Consolidated Statements of Income given the immateriality of these results. As a result of these operating losses, we have considered whether our investment is impaired under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” using the discounted cash flow model and determined that it was not impaired. The recoverability of our investment in the joint venture will be further evaluated during 2004 as we reevaluate the assumptions used in the model based on our continued experience with this business. We have tentatively determined that, while Molson USA is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. We believe our maximum exposure to loss over our required ownership period to be approximately $44 million.

Rocky Mountain Bottle Company

We have a 50% interest in a joint venture with Owens, RMBC, to produce glass bottles at our glass manufacturing facility. RMBC has a contract to supply our bottle requirements and Owens has a contract to supply the majority of our bottles for our bottle requirements not met by RMBC. On July 29, 2003, we signed a new agreement, effective August 1, 2003, with Owens relating to the operation of our joint venture and the production of glass bottles.  The new agreement has a term of 12 years.  In 2003, we purchased all of the bottles produced by RMBC, or approximately 1.1 billion bottles. At December 28, 2003, RMBC’s total assets are $44.8 million.

Purchases under this supply agreement in 2003, 2002 and 2001 were approximately $86 million, $92 million and $92 million, respectively. Cash distributions received from this joint venture were $12.3 million, $18.2 million and $9.1 million in 2003, 2002 and 2001, respectively. Our share of net income from this partnership was $7.8 million, $13.2 million and $10.9 million in 2003, 2002 and 2001, respectively, and is included as a reduction of cost of goods sold on the accompanying Consolidated Statements of Income. We have tentatively determined that RMBC is a variable interest entity as defined in FIN 46R, and that we are the primary beneficiary of the entity. As a result, we intend to consolidate RMBC beginning in the first quarter of 2004. We anticipate minimal impact on consolidated results.

Rocky Mountain Metal Container

Effective January 1, 2002, we became an equal member with Ball Corporation (Ball) in a Colorado limited liability company, RMMC. Also effective on January 1, 2002, we entered into a can and end supply agreement with RMMC (the Supply Agreement), whereby we agreed to purchase substantially all of the can and end requirements for our Golden Brewery from the venture. On July 1, 2002, RMMC increased its debt obligations from $20 million to $50 million (such debt is not included on our Consolidated Balance Sheet). The proceeds have been used to finance planned capital improvements. RMMC’s debt is secured by its various supply and access agreements with no recourse to CBC or Ball.  At December 28, 2003, RMMC’s total assets were $78.8 million and its debt outstanding was approximately $45 million.

Purchases under this supply agreement were approximately $206 million and $210 million in 2003 and 2002, respectively. Our share of net income from the limited liability company was approximately $0.1 million and $0.6 million in 2003 and 2002, respectively, that is included within cost of goods sold on the accompanying Consolidated Statements of Income. There were no distributions from the venture in 2003 or 2002.  We have tentatively determined that RMMC is a variable interest entity as defined in FIN 46R and that we are the primary beneficiary of the entity. As a result, we intend to consolidate RMMC beginning in the first quarter of 2004. We expect minimal impact on consolidated results, although debt of approximately $45 million will be included in our Consolidated Balance Sheet.

Tradeteam

Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. Total assets of the venture are $129.4 million. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between the CBL breweries and customers. Tradeteam also delivers products for other UK brewers. Purchases under this distribution agreement were approximately $157 million and $131 million in 2003 and 2002, respectively.  We received $8.8 million and $8.4 million in distributions in 2003 and 2002, respectively. Our share of the joint venture’s pre-tax income was $9.1 million and $8.3 million in 2003 and 2002, respectively, which is recorded as other income in 2003 (given the immateriality of its results) and cost of goods sold in 2002 on the accompanying Consolidated Statements of Income. This change in presentation is due to a change in the entity from primarily a captive supplier of CBL to a supplier of CBL, as well as independent companies. We have tentatively determined that Tradeteam is not a variable interest entity as defined in FIN 46R.

Tradeteam had one uncommitted line of credit totaling 15 million GBP, or approximately $26.6 million based on foreign exchange rates at December 28, 2003. No amount was outstanding on this line of credit at December 28, 2003. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period.

Grolsch

CBL has a 49% interest in the joint venture company, Grolsch UK Limited (Grolsch). The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL, under a contract brewing arrangement with the joint venture. CBL sells the beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid CBL, plus a marketing and overhead charge and a profit margin. Total assets of the Grolsch joint venture are $30.2 million. The profit margin is considered a royalty paid to the joint venture as the brand owner. We received $3.2 million and $2.6 million in distributions in 2003 and 2002, respectively. Our share of pre-tax income from the joint venture was $3.6 million and $2.0 million in 2003 and 2002, respectively, which is recorded as a reduction of cost of goods sold on the accompanying Consolidated Statements of Income. The joint venture contains provisions permitting the joint venture partner, Royal Grolsch N.V., subject to notice, to buy our interest in the joint venture.  Although we believe Grolsch is a VIE, we are still evaluating whether we are the primary beneficiary of the Grolsch investment with respect to consolidation under FIN 46R.

Golden Properties

In 1992, we spun off our wholly owned subsidiary, ACX Technologies, Inc., which has subsequently changed its name to Graphic Packaging Corporation (GPC) and merged with an unrelated entity. The new entity is owned approximately 30% by various Coors family trusts. We are also a limited partner in a real estate development partnership (Golden Properties) in which a subsidiary of GPC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received cash distributions of $0.5 million in 2002 as a return of our capital account. We did not receive any cash distributions in 2003. We were not entitled to any of the joint venture income in 2003, 2002 or 2001. We do not believe Golden Properties is a variable interest entity as defined in FIN 46R.

Majority-Owned, Non-Consolidated Equity Investment

We have an investment in Coors Canada, an affiliate that is majority-owned (50.1%), non-consolidated and is accounted for using the equity method of accounting. This investment aggregated $8.5 million and $6.4 million at December 28, 2003 and December 29, 2002, respectively. There are no related parties who own interests in this equity method investment.

Summarized condensed balance sheet information for our majority-owned equity method investment is as follows:

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Current assets	$22,840	$17,448
Non-current assets	$364	$266
Current liabilities	$6,171	$4,530
Non-current liabilities	$—	$—

Summarized condensed income statement information for our majority-owned equity method investments is as follows:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Net sales	$262,749	$213,373	$185,249
Gross profit	$139,191	$111,193	$115,489
Pre-tax income	$94,232	$73,856	$58,386
Equity in pre-tax income of majority-owned investments	$47,528	$37,002	$29,258

Coors Canada

Coors Canada, Inc. (CCI), a wholly owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada. Coors Canada began operations January 1, 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. CCI’s investment in the partnership is accounted for using the equity method of accounting due to effective control of the partnership being shared equally by its partners. The partnership agreement has an indefinite term and can be canceled at the election of either partner. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. CCI received distributions from the partnership of a US dollar equivalent of approximately $46.7 million, $36.0 million and $27.9 million for 2003, 2002 and 2001, respectively. Our share of pre-tax income from this partnership, which was approximately $47.5 million in 2003, $37.0 million in 2002 and $29.2 million in 2001, is included in sales in the accompanying Consolidated Statements of Income.  Although we believe Coors Canada is a VIE, we are still evaluating whether we are the primary beneficiary of the Coors Canada partnership with respect to consolidation under FIN 46R.  We do not believe there is a significant exposure to loss in our current relationship over the expected ownership period.

The following summarizes own equity in investment pre-tax income.

Equity in pre-tax income of majority-owned investments	$47,528	$37,002	$29,258
Equity in pre-tax income of non-majority owned investments	$18,014	$17,956	$14,372
Total equity in pre-tax income of all equity investments	$65,542	$54,958	$43,630

3. Properties

The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Land and improvements	$173,116	$137,054
Buildings	741,384	681,584
Machinery and equipment	2,935,388	2,150,993
Natural resource properties	2,991	6,774
Software	252,360	227,353
Construction in progress	40,670	69,916
	4,145,909	3,273,674
Less accumulated depreciation, depletion and amortization	(2,695,124)	(1,893,435)
Net properties	$1,450,785	$1,380,239

Land, buildings and machinery and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives:  buildings and improvements, 10 to 40 years; and machinery and equipment, 3 to 20 years. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

Natural resource properties are leasehold interests in coal reserves which as depleted as revenue is recognized.

We capitalize certain software development costs that meet established criteria, in accordance with Statement of Position, “Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use,” (SOP 98-1). We amortize software costs over 3-5 years. During 2003, we placed into service approximately $43 million of software assets related to our supply chain processes and systems implementation. Software development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred.

4. Debt

Our total borrowings were composed of the following:

	As of
Description	December 28, 2003	December 29, 2002
	(In thousands)
Short-term borrowings	$21,309	$101,654
Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes due 2012	854,043	855,289
Senior Credit Facility:
USD amortizing term loan	86,000	168,000
GBP amortizing term loan	—	365,689
Commercial paper	249,645	—
Other	20,006	16,809
Total long-term debt (including current portion)	1,229,694	1,425,787
Less current portion of long-term debt	(69,856)	(42,395)
Total long-term debt	$1,159,838	$1,383,392

The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

Amount
(In thousands)
2004	$69,856
2005	24,951
2006	80,133
2007	199,338
2008	—
Thereafter	855,416
Total	$1,229,694

Interest

Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Interest incurred	$84,187	$75,071	$8,653
Interest capitalized	(2,992)	(4,152)	(6,647)
Interest expensed	$81,195	$70,919	$2,006

Short-term Borrowings

Our short-term borrowings consist of various uncommitted lines of credit.

At December 28, 2003, we had two USD uncommitted lines of credit totaling $50 million. We had $7.0 million outstanding under these lines of credit as of December 28, 2003.  Amounts outstanding under the lines of credit bear interest at a rate stated by the lenders. At December 28, 2003, the interest rate was 1.80%.

CBL had three uncommitted lines of credit totaling 30.0 million GBP, or approximately $53.1 million based on foreign exchange rates at December 28, 2003.  All of the lines of credit were available to us at December 28, 2003.  These lines of credit bear interest at a floating rate determined by the lenders. At December 28, 2003, the interest rate was 4.30% and balances outstanding totaled $11.9 million.

In addition, we have two uncommitted lines of credit totaling 900 million Japanese yen or approximately $8.4 million at December 28, 2003.  At December 28, 2003, interest rates were below 1% and balances outstanding totaled $2.4 million.

Tradeteam, the joint venture between CBL and Exel Logistics, had one uncommitted line of credit totaling 15 million GBP, or approximately $26.6 million based on foreign exchange rates at December 28, 2003. No amount was outstanding on this line of credit at December 28, 2003, however Tradeteam is required to pay a 0.5% commitment fee on any undrawn amount.  This line of credit bears interest at a rate of 1% over GBP LIBOR.

Senior Private Placement Notes Due July 2005

At December 28, 2003, we had $20.0 million in unsecured senior notes at a fixed interest rate of 6.95% per annum, all of which was classified as long-term debt. Interest on the notes is due semi-annually in January and July.  Our private placement notes require that we conduct our business with certain restrictions on indebtedness, liens, mergers, consolidations, asset sales and certain other types of business activities in which we can engage. We were in compliance with these requirements at December 28, 2003.

6 3/8% Senior Notes Due 2012

On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were issued with registration rights and are guaranteed by Adolph Coors Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The net proceeds were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility, which we entered into in connection with our acquisition of CBL and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities. We have also entered into hedges related to these borrowings, which are further described in Footnote 11, Derivative Instruments.

Simultaneous with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the SEC. The exchange of all the notes was completed on September 16, 2002.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of December 28, 2003, we were in compliance with all of these restrictions.

Senior Credit Facility

At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. Amounts outstanding under our term loan bear interest, at our option, at a rate per annum equal to either an adjusted LIBOR or an alternate base rate, in each case plus an additional margin. The additional margin is established based on our investment grade debt rating which is BBB+ (S&P) and Baa2 (Moody’s). If our debt rating changes, the additional margin is subject to adjustment. Interest is payable quarterly unless the selected LIBOR is for a time period less than 90 days, in which case the interest is payable at the end of the time period corresponding to the selected LIBOR. The interest rate on our US term loan was 1.995% at December 28, 2003.

Our term loan is payable quarterly in arrears beginning June 27, 2003, and matures February 1, 2007. During the year ended December 28, 2003, we repaid approximately $82.0 million on our US dollar-denominated amortizing term loan, in addition to amounts paid on our British pound sterling (GBP)-denominated term loan, which was extinguished during 2003 (see “Commercial Paper” below).  This has reduced the scheduled required future amortization amounts based upon application of payments already made against future payments due as per the terms of our loan agreement. In connection with the repayments on our US dollar (USD)-denominated term loan, we accelerated the amortization of fees associated with the loan, resulting in a $0.4 million charge to interest expense during 2003. Additional amortization charges were taken with respect to our early payments on our GBP-denominated term loan. On February 27, 2004, we repaid an additional $40 million dollars on the term loan.

We and all of our existing and future, direct and indirect, domestic subsidiaries, other than immaterial domestic subsidiaries, have guaranteed our term loan borrowings.

Our term loan requires us to meet certain periodic financial tests, including maximum total leverage ratio and minimum interest coverage ratio. There are also certain restrictions on indebtedness, liens and guarantees; mergers, consolidations and some types of acquisitions and assets sales; and certain types of business in which we can engage. As of December 28, 2003, we were in compliance with all of these restrictions.

Commercial Paper

In June 2003, we issued approximately $300 million in commercial paper, $250 million of which was outstanding as of December 28, 2003. $200 million of our commercial paper balance is classified as long-term, reflecting our intent to keep this amount outstanding for longer than 360 days and our ability to refinance these borrowings on a long-term basis through our revolving line of credit. The remaining $50 million is classified as short term, as our intent is to repay that portion in the next twelve months. As of December 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.24% to 1.27%, with a weighted average of 1.255%.

In May 2003, we increased our unsecured committed credit arrangement from $300 million to $500 million in order to support our commercial paper program. As of December 28, 2003, $250 million of the total $500 million line of credit was being used as a backstop for our commercial paper program. As of December 28, 2003, all of our line of credit, except the portion backing commercial paper, was available to us. This line of credit has a five-year term expiring 2007.

Concurrent with our issuance of commercial paper, we made a payment against the then-outstanding principal and interest on our GBP-denominated amortizing term loan of approximately 181.1 million GBP ($300.3 million at then-prevailing foreign currency exchange rates) using proceeds from our issuance of commercial paper. We made final payments on our GBP-denominated term loan of approximately 40.5 million GBP ($65.7 million at then-prevailing foreign currency exchange rates) using cash from operations during the third quarter of 2003, which fully extinguished the outstanding balance on this debt instrument. In connection with these payments, we accelerated the amortization on loan fees related to this loan on the dates of the payments and expensed approximately $3.1 million during the year.

Other Long-term Debt

Our other long-term debt consists of a CBL note payable, denominated in Euros that existed at the time of the CBL acquisition.  The note bears interest at 5.39% and matures in October 2005.

Income Taxes

The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Domestic	$134,479	$134,207	$196,516
Foreign	119,339	122,393	1,497
Total	$253,818	$256,600	$198,013

Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Current:
Federal	$7,993	$50,071	$74,140
State	274	9,863	13,841
Foreign	16,985	19,924	1,878

Total current tax expense	25,252	79,858	89,859

Deferred:
Federal	39,355	4,132	(16,171)
State	5,369	1,255	(3,005)
Foreign	8,773	6,292	—

Total deferred tax expense	53,497	11,679	(19,176)
Other Allocation to paid-in capital	$412	$3,410	$4,366
Total income tax expense	$79,161	$94,947	$75,049

Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001

Expected tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	2.9	3.6
Effect of foreign tax rates	(4.8)	(1.7)	(0.5)
Non-taxable income	—	—	(0.1)
Other, net	1.8	0.8	(0.1)
Audit resolution	(2.9)	—	—
Effective tax rate	31.2%	37.0%	37.9%

Our deferred taxes are composed of the following:

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Description
Current deferred tax assets:
Deferred compensation and other employee related	$15,124	$15,857
Retirement reserves	2,172	2,664
Balance sheet reserves and accruals	6,517	12,110
Foreign balance sheet reserves and accruals	3,106	—
Total current deferred tax assets	26,919	30,631
Current deferred tax liabilities:
Hedging	(14,100)	(9,655)
Net current deferred tax assets	$12,819	$20,976
Non-current deferred tax assets:
Deferred compensation and other employee related	$40,189	$27,635
Retirement reserves	143,898	138,432
Partnership investments	18,116	9,341
Environmental accruals	3,005	3,043
Deferred foreign losses	—	1,598
Foreign exchange losses	32,570	—
Deferred foreign tax credits	201,647	185,069
Valuation allowance	(40,000)	(40,000)
Total non-current deferred tax assets	399,425	325,118
Non-current deferred tax liabilities:
Balance sheet reserves and accruals	1,116	1,121
Retirement benefits	24,353	4,027
Foreign intangibles	121,427	105,323
Foreign depreciation	67,164	50,595
Foreign other	6,932	519
Un-remitted earnings	45,589	—
Depreciation and capitalized interest	123,563	113,570

Total non-current deferred tax liabilities	390,144	275,155
Net non-current deferred tax asset	$204,804	$206,400
Net non-current deferred tax liability	$195,523	$156,437

During 2002, in connection with the purchase of CBL, we recorded a deferred tax liability on the books of CBL and a corresponding deferred tax asset on the books of the acquiring company for the difference between the purchase price and historical basis of the CBL assets. Concurrently, we recorded a $40.0 million valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. In 2003, we evaluated the valuation allowance and determined no adjustment was required.

We do not provide deferred taxes on certain outside basis difference in our acquired foreign subsidiary’s stock, Coors Brewers Limited (CBL). This outside basis difference is permanent in duration under SFAS 109 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences.

We have not presumed any earnings from foreign subsidiaries to be permanently reinvested under APB No. 23 and, therefore, we have provided deferred taxes on those amounts. In 2004, Coors will re-evaluate whether to permanently reinvest part or all of CBL’s current earnings.

Our 2003 effective tax rate was impacted by the favorable completion of federal tax audits for the years 1996 through 2000, which resulted in a 7% reduction in our second quarter rate (approximately $7.3 million in lower tax expense). Based on our current analysis, we believe our remaining income tax contingency reserves are adequate to address other worldwide income tax issues.

6. Stock Option, Restricted Stock Award and Employee Award Plans

At December 28, 2003, we had three stock-based compensation plans, which are described in greater detail below. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans.

The 1990 Plan

The 1990 Equity Incentive Plan (1990 EI Plan) generally provides for two types of grants:  stock options and restricted stock awards for CBC employees. The stock options have a term of 10 years and one-third of the stock option grant vests in each of the three successive years after the date of grant. Total authorized shares of Class B common stock for issuance under the 1990 EI Plan were 13.0 million shares at December 28, 2003.

A summary of the status of the option portion of our 1990 EI Plan is presented below:

				Options exercisable at year- end
	Options available for grant	Outstanding options	Weighted- average exercise price	Shares	Weighted- average exercise price
As of December 31, 2000	2,870,521	2,761,597	$45.91	910,548	$35.21
Authorized	2,033,114	—	—
Granted	(1,660,150)	1,660,150	67.28
Exercised	—	(331,758)	32.38
Forfeited	268,709	(268,709)	59.50
As of December 30, 2001	3,512,194	3,821,280	55.41	1,374,961	43.68
Granted	(1,869,700)	1,869,700	56.54
Exercised	—	(358,522)	40.17
Forfeited	273,868	(273,868)	60.82
As of December 29, 2002	1,916,362	5,058,590	56.62	2,084,056	52.82
Authorized	2,250,000	—	—
Granted	(1,884,150)	1,884,150	49.37
Exercised	—	(69,904)	35.67
Forfeited	314,590	(314,590)	56.66
As of December 28, 2003	2,596,802	6,558,246	$54.75	3,297,810	$55.46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001

Risk-free interest rate	2.89%	4.38%	5.01%
Dividend yield	1.68%	1.23%	0.96%
Volatility	33.95%	27.99%	30.70%
Expected term (years)	5.4	5.4	5.4
Weighted average fair market value	$14.87	$16.97	$20.65

The following table summarizes information about stock options outstanding at December 28, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life (years)	Weighted- average exercise price	Shares	Weighted- average exercise price
$ 16.75 – $39.15	366,525	3.41	$29.23	366,525	$29.23
$ 44.91 – $49.95	2,026,853	8.62	48.82	358,007	48.19
$ 50.26 – $59.75	2,788,870	6.86	55.58	1,653,085	55.42
$ 60.48 – $69.01	1,375,998	6.81	68.59	920,193	68.78
	6,558,246	7.20	$54.75	3,297,810	$55.46

We issued 3,000, 13,000 and 10,750 shares of restricted stock in 2003, 2002 and 2001, respectively, under the 1990 EI Plan. The term is 10 years and the shares vest in full at the end of three successive years from the date of grant.  The compensation cost associated with these awards is amortized over the vesting period.  Compensation cost associated with these awards was insignificant in 2003, 2002, and 2001.

In May 2002, the Company approved a stock award to be issued contingent upon certain debt reduction milestones as of December 31, 2004. The number of shares that could be issued under this incentive plan is 96,500. As of December 29, 2003, it remains unlikely that these milestones will be met. If it becomes probable that the shares will be issued, we will recognize an expense in that and future periods.

Equity Compensation Plan for Non-Employee Directors

The Equity Compensation Plan for Non-Employee Directors (EC Plan) provides for awards of the Company’s Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director’s annual term.  The compensation cost associated with the EC Plan is amortized over the director’s term. Compensation cost associated with this plan was immaterial in 2003, 2002, and 2001.  Common stock authorized for the EC Plan as of December 28, 2003, was 60,000 shares.

7. Employee Retirement Plans

Defined Benefit Plans

The Company has US and UK pension plans that cover substantially all its employees. Benefits for all employees are generally based on salary and years of service. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company’s UK plan includes provision for employee contributions and inflation-based benefit increases for retirees. Total defined benefit pension plan expense was $38.7 million, $18.6 million and $12.2 million in 2003, 2002 and 2001, respectively. The increase in pension expense from 2002 to 2003 is primarily due to the decline in the market value of plan investments that occurred from 2000 through 2002. Although pension investment returns were significant in 2003, the impact of the three previous years returns and a continued decline in interest rates reduced the funded positions of the plans to a level that resulted in the amortization of previously unrecognized actuarial losses. In addition, service cost for the UK plan in US dollars increased due to the appreciation of the GBP against the dollar. The aggregate funded position of the Company’s plans resulted in the recognition of an additional minimum liability in 2003 and 2002.

Both US and UK plan assets consist primarily of equity securities with smaller holdings of bonds and real estate.  Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. For example, our UK participants are more heavily weighted toward pensioners than our US participants. Therefore, we have elected a smaller equity percentage in our UK plan. The following compares target asset allocation percentages as of February 27, 2004 with actual asset allocations at December 28, 2003:

	US Plan Assets		UK Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations

Equities	80%	82%	65%	59%
Fixed Income	11%	10%	28%	34%
Real Estate	9%	8%	7%	6%
Other	—	—	—	1%

Investment return assumptions for both plans have been determined by obtaining independent estimates of expected long-term rates of return by asset class, applying the returns to assets on a weighted average basis and adding an active management premium where appropriate.

Although we don’t expect any required contributions to other plans, it is expected that contributions to the US plan during 2004 will be approximately $40 million, and contributions to the UK plan during 2004 will be approximately $29 million (UK plan contributions translated to USD at December 31, 2003 rates).

The following represents our net periodic pension cost:

	For the fiscal years ended
	December 28, 2003			December 29, 2002			December 30, 2001
	US Plans	UK Plan	Total	US Plans	UK Plan	Total	US Plans
	(In thousands)
Components of net periodic pension cost:
Service cost – benefits earned during the year	$18,412	$28,963	$47,375	$17,294	$18,567	$35,861	$17,913
Interest cost on projected benefit obligation	48,842	83,439	132,281	46,996	69,744	116,740	46,374
Expected return on plan assets	(48,483)	(99,630)	(148,113)	(52,407)	(85,023)	(137,430)	(58,342)
Amortization of prior service cost	5,880	—	5,880	6,074	—	6,074	5,945
Amortization of net transition/obligation	240	—	240	240	—	240	241
Recognized net actuarial loss	9,116	—	9,116	1,007	—	1,007	110
Less expected participant and national insurance contributions	—	(8,063)	(8,063)	—	(3,929)	(3,929)	—
Net periodic pension cost (income)	$34,007	$4,709	$38,716	$19,204	$(641)	$18,563	$12,241

The changes in the projected benefit obligation and plan assets and the funded status of the pension plans are as follows:

	As of December 28, 2003			As of December 29, 2002
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$773,164	$1,639,330	$2,412,494	$662,057	$1,349,000	$2,011,057

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$732,436	$1,466,606	$2,199,042	$659,106	$1,255,773	$1,914,879
Service cost, net of expected employee contributions	18,412	20,900	39,312	17,294	14,638	31,932
Interest cost	48,842	83,439	132,281	46,996	69,744	116,740
Amendments	4,678	—	4,678	—	—	—
Actual employee contributions	—	5,233	5,233	—	4,577	4,577
Actuarial loss	83,414	116,113	199,527	41,495	19,879	61,374
Benefits paid	(37,332)	(82,588)	(119,920)	(32,455)	(67,025)	(99,480)
Foreign currency exchange rate change	—	164,761	164,761	—	169,020	169,020

Projected benefit obligation at end of year	$850,450	$1,774,463	$2,624,913	$732,436	$1,466,606	$2,199,042

Change in plan assets:
Fair value of assets at beginning of year	$435,200	$1,182,235	$1,617,435	$527,000	$1,233,694	$1,760,694
Actual return on plan assets	126,480	187,907	314,387	(80,348)	(147,027)	(227,375)
Employer contributions	37,052	13,901	50,953	24,055	7,009	31,064
Actual employee contributions	—	5,233	5,233	—	4,577	4,577
Benefits paid	(37,332)	(82,588)	(119,920)	(32,455)	(67,025)	(99,480)
Expenses paid	—	—	—	(3,052)	—	(3,052)
Foreign currency exchange rate change	—	133,570	133,570	—	151,007	151,007

Fair value of plan assets at end of year	$561,400	$1,440,258	$2,001,658	$435,200	$1,182,235	$1,617,435

Reconciliation of funded status:
Funded status – shortfall	$(289,050)	$(334,205)	$(623,255)	$(297,236)	$(284,371)	$(581,607)
Unrecognized net actuarial loss	277,651	320,374	598,025	281,350	265,606	546,956
Unrecognized prior service cost	40,565	—	40,565	41,767	—	41,767
Unrecognized net transition amount	240	—	240	481	—	481

Net amount recognized	$29,406	$(13,831)	$15,575	$26,362	$(18,765)	$7,597

Amounts reflected in the Consolidated Balance Sheet consist of:
Non-current prepaid benefit cost	$41,486	$—	$41,486	$37,747	$—	$37,747
Non-current accrued benefit liability cost	(253,250)	(199,070)	(452,320)	(264,604)	(166,805)	(431,409)
Non-current intangible asset	40,805	—	40,805	42,248	—	42,248
Accumulated other comprehensive loss	200,365	185,239	385,604	210,971	148,040	359,011

Net amount reflected	$29,406	$(13,831)	$15,575	$26,362	$(18,765)	$7,597

Pension expense is actuarially calculated annually based on data available at the beginning of each year.  Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	US Plan		UK Plan
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Weighted average assumptions:
Settlement discount rate	6.25%	6.75%	5.63%	5.70%
Rate of compensation increase	3.25%	3.75%	4.0%	3.75%
Expected return on plan assets	9.00%	9.50%	7.50%	7.25%
Price inflation rate	—	—	2.50%	2.25%

Defined Contribution Plan

US employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of the employees’ contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. Our contributions in 2003, 2002 and 2001 were $6.9 million, $6.4 million and $6.4 million, respectively.

8. Postretirement Benefits

CBC has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 9.50% in 2004 to 5.00% in 2013. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00%, 6.75% and 7.25% at December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

The changes in the benefit obligation and plan assets of the postretirement benefit plans are as follows:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost – benefits earned during the year	$1,603	$1,295	$1,447
Interest cost on projected benefit obligation	6,757	6,266	6,782
Recognized net actuarial loss (gain)	344	(19)	(19)
Net periodic postretirement benefit cost	$8,704	$7,542	$8,210

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$105,749	$102,155
Service cost	1,603	1,295
Interest cost	6,757	6,266
Actuarial loss	2,264	1,326
Benefits paid, net of participant contributions	(8,903)	(5,293)
Projected postretirement benefit obligation at end of year	$107,470	$105,749

Funded status – shortfall	$(107,470)	$(105,749)
Unrecognized net actuarial loss	20,039	18,139
Unrecognized prior service cost	320	300
Accrued postretirement benefits	(87,111)	(87,310)
Less current portion	9,305	6,850
Long-term postretirement benefits	$(77,806)	$(80,460)

Expected Cash Flows

Information about expected cash flows for the postretirement benefit plan follows:

Expected Benefit Payments	Amount
(in thousands)
2004	$9,305
2005	$9,706
2006	$10,168
2007	$10,490
2008	$10,677
2009 - 2013	$52,713

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
	(In thousands)
Effect on total of service and interest cost components	$327	$(309)
Effect on postretirement benefit obligation	$3,305	$(3,143)

9. Restructuring and Other Special Charges

We incurred no pre-tax special charges or credits in 2003.

During 2002, we incurred net pretax special charges of $6.3 million. We recorded special charges of $2.7 million related to acquisition costs for CBL, including accounting, appraisal and legal fees. Offsetting these charges was a credit of $2.8 million related to cash payments received on a debt due to us from our former partner in a brewing business in South Korea. We also incurred net restructuring charges of $6.4 million primarily related to restructuring initiatives in our US operations and Golden Brewery business in an effort to consolidate and lower our future overhead costs. The restructure charges consisted primarily of employee severance costs, which were paid during 2003.

During 2001, we incurred net pretax special charges of $23.2 million. We recorded $3.0 million of special charges related to the dissolution of our existing can and end joint venture as part of the restructuring of this part of our business. We also entered into a contract with EDS Information Services (EDS) to outsource certain information technology functions and incurred outsourcing transition costs of approximately $14.6 million. We recorded a $2.3 million charge for a portion of certain production equipment that was abandoned. Offsetting the aforementioned special charges was a net gain before tax of approximately $2.7 million related to the sale of the plant and fixed assets of our Spain brewing and commercial operations, which was closed in 2000. We also incurred net restructuring charges of $6.0 million, mainly related to the restructuring of our purchasing organization and certain production areas. These restructurings resulted in the elimination of approximately 115 positions. These costs consisted primarily of employee severance costs that were paid in 2001 and 2002.

10. Stock Activity and Earnings Per Share

Capital Stock

On October 3, 2003, at a special meeting of our shareholders, Class A and Class B shareholders voted to approve a proposal that resulted in a change of our place of incorporation from Colorado to Delaware.  The change is beneficial to us, due to Delaware’s comprehensive, widely used and extensively interpreted corporate law.  The re-incorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities, or net worth.  However, the par value of all our classes of stock changed to $0.01 per share, effective in the fourth quarter of 2003, resulting in a reclassification of amounts from par value to paid-in-capital.

Both classes of common stock have the same rights and privileges, except for voting, which (with certain limited exceptions) is the sole right of the holder of Class A common stock.

At December 28, 2003, December 29, 2002 and December 30, 2001, 25 million shares of no par value preferred stock were authorized but unissued.

Pursuant to our by-laws restricted Class B shares, not registered under the Securities Act of 1933, must first be offered to us for repurchase.  The board of directors authorized the repurchase of up to $40 million per year of our outstanding Class B common stock on the open market during 2002 and 2001; however, no repurchases of either restricted shares or from the open market were authorized for 2003. In September 2001, the board of directors increased the authorized 2001 expenditure limit for the repurchase of outstanding shares of Class B common stock to $90 million for the remainder of that fiscal year.  During 2001, 1,506,637 shares were repurchased for approximately $72.3 million under this stock repurchase program.  No additional shares were repurchased during 2002 or 2003.

Basic and diluted net income per common share were arrived at using the calculations outlined below:

	For the years ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands, except per share data)

Net income available to common shareholders	$174,657	$161,653	$122,964

Weighted average shares for basic EPS	36,338	36,140	36,902
Effect of dilutive securities:
Stock options	227	397	266
Restricted shares	31	29	9

Weighted average shares for diluted EPS	36,596	36,566	37,177

Basic EPS	$4.81	$4.47	$3.33

Diluted EPS	$4.77	$4.42	$3.31

Anti-dilutive securities	3,573	1,384	2,199

The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises.  Anti-dilutive securities were not included in our calculation because the stock options’ exercise prices were greater than the average market price of the common shares during the periods presented.

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

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British Pound Sterling (GBP), the Canadian dollar (CAD) and the Japanese yen (YEN).

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At December 28, 2003, no collateral was posted by us or our counterparties.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities.

The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

The Company considers whether any provisions in non-derivative contracts represent “embedded” derivative instruments as described in SFAS No. 133. As of December 28, 2003, we have concluded that no “embedded” derivative instruments warrant separate fair value accounting under SFAS No. 133.

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

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings. During 2003 and 2002, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

As of December 28, 2003, $4.9 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 28, 2003, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

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

On May 7, 2002, we entered into certain cross currency swaps totaling 530 million GBP  (approximately $774 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Note 4, Debt) and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between us and our Europe subsidiary.

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

On May 28, 2002, we entered into an interest rate swap agreement related to our 6 3/8% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of the $76.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

12. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealized gain(loss) on available-for- sale securities and derivative instruments	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, December 31, 2000	$(371)	$3,633	$—	$3,262
Foreign currency translation adjustments	22			22
Unrealized loss on available-for-sale securities and derivative instruments		(4,003)		(4,003)
Minimum pension liability adjustment			(13,668)	(13,668)
Reclassification adjustment – available-for-sale securities and derivatives instruments		(7,900)		(7,900)
Tax (expense) benefit	(8)	4,523	5,181	9,696

Balances, December 30, 2001	(357)	(3,747)	(8,487)	(12,591)
Foreign currency translation adjustments	71,035			71,035
Unrealized gain on available-for-sale securities and derivative instruments		25,136		25,136
Minimum pension liability adjustment			(345,343)	(345,343)
Reclassification adjustment – available-for-sale securities and derivative instruments		8,172		8,172
Tax (expense) benefit	(151)	(12,957)	133,251	120,143

Balances, December 29, 2002	70,527	16,604	(220,579)	(133,448)
Foreign currency translation adjustments	95,180			95,180
Unrealized gain on derivative instruments		282		282
Minimum pension liability adjustment			(11,258)	(11,258)
Reclassification adjustment on derivative instruments		7,112		7,112
Effect of foreign currency fluctuation on foreign-denominated pension			(9,239)	(9,239)
Tax (expense) benefit	52,623	(2,877)	5,466	55,212
Balances, December 28, 2003	$218,330	$21,121	$(235,610)	$3,841

13. Segment and Geographic Information

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

Corporate unallocated expenses currently consist of interest, taxes and certain other corporate costs in both the United States and the United Kingdom. The large majority of these corporate costs relate to finance and other administrative functions.

No single customer accounted for more than 10% of our sales.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Income Statement Information:
Americas
Net sales	$2,409,595	$2,400,849	$2,422,282
Income before income taxes	221,208	219,004	210,055

Europe
Net sales	1,590,518	1,375,473	7,180
Interest income (2)	17,156	16,390	—
Income (loss) before income taxes	137,702	129,073	(8,160)

Total Operating Segments
Net sales from operating segments	4,000,113	3,776,322	2,429,462
Income before income taxes from operating segments	358,910	348,077	201,895

Corporate
Interest income	2,089	4,797	16,409
Interest expense	(81,195)	(70,919)	(2,006)
Other unallocated expense	(25,986)	(25,355)	(18,285)

Total consolidated income before income taxes	$253,818	$256,600	$198,013

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Balance Sheet Information:
Americas
Total assets	$1,618,359	$1,539,973
Europe
Total assets	2,867,867	2,757,438
Total
Total consolidated assets	$4,486,226	$4,297,411

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Cash Flow Information: (1)
Americas
Depreciation, depletion and amortization	$125,151	$127,592	$121,011
Capital expenditures	94,419	152,228	244,519
Europe
Depreciation and amortization	111,670	99,540	80
Capital expenditures	146,039	94,614	29
Total
Depreciation, depletion and amortization	236,821	227,132	121,091
Capital expenditures	240,458	246,842	244,548

(1)  Depreciation, depletion and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items. Capital expenditures include additions to properties and intangible assets.

(2)  Related primarily to interest on Trade Loans.

The following tables represent sales and long-lived assets by geographic segment:

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$2,325,874	$2,328,664	$2,355,091
United Kingdom	1,575,710	1,357,918	7,221
Other foreign countries	98,529	89,740	67,150
Net sales	$4,000,113	$3,776,322	$2,429,462

	As of
	December 28, 2003	December 29, 2002
	(In thousands)
Long-lived assets(2):
United States and its territories	$904,702	$804,941
United Kingdom	545,968	774,005
Other foreign countries	218	250
Total long-lived assets	$1,450,888	$1,579,196

(1)  Net sales attributed to geographic areas is based on the location of the customer.

(2)  Long-lived assets include tangible assets.

14. Commitments and Contingencies

Letters of Credit

As of December 28, 2003, we had approximately $9.1 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2004, but contain a feature that automatically renews the letters for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for reimbursements to insurance companies, for deductibles or retention payments made on our behalf, and for operations of underground storage tanks.

Power Supplies

In 1995, Coors Energy Company (CEC), a wholly owned subsidiary, entered into a 10-year agreement to purchase 100% of the Company’s Golden facility’s coal requirements from Appalachian Fuels (formerly Bowie Resources Ltd.). The coal then is sold to Trigen-Nations Energy Company, L.L.L.P. (Trigen). We have an agreement to purchase the electricity and steam needed to operate the brewery’s Golden facilities through 2020 from Trigen. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2003, 2002 and 2001 were $32.1 million, $28.0 million, and $29.8 million, respectively.

Supply Contracts

We have various long-term supply contracts with unaffiliated third parties and our joint ventures to purchase materials used in production and packaging, such as starch, cans, ends and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The approximate future purchase commitments under these supply contracts are:

Amount
(In thousands)

2004	$551,138
2005	525,836
2006	524,836
2007	418,836
2008	418,836
Thereafter	1,904,508
Total	$4,343,990

Our total purchases under these contracts in 2003, 2002 and 2001 were approximately $544.9 million, $583.0 million, and $243.3 million, respectively.

Third-Party Logistics Contract

We are consolidating portions of our warehousing into two separate contracts with Exel Logistics, Inc. The contracts provide for warehousing services in Ontario, California and Golden, Colorado under seven and five year operating agreements, respectively. We have committed to $2.6 million and $5.8 million in operating expenses to these contracts in 2003. Annual reviews of the scope of services with Exel Logistics will determine pricing in future years, limited to 3% increases annually.

England and Wales Distribution Contract and Joint Venture Agreement

Tradeteam Ltd., the joint venture between CBL and Exel Logistics, has an exclusive contract with CBL to provide distribution services in England and Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)

2004	$163,650
2005	166,838
2006	170,203
2007	173,568
2008	173,568
Thereafter	322,162
Total	$1,169,989

The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam’s net book value for assets acquired.

Graphic Packaging Corporation

We have a packaging supply agreement with a subsidiary of Graphic Packaging Corporation (GPC) under which we purchase our paperboard requirements. Our purchases under the packaging agreement in 2003, 2002 and 2001 totaled approximately $106.4 million, $111 million and $125 million, respectively. We expect purchases in 2004 to be approximately the same as 2003. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $5.0 million and $0.8 million as of December 28, 2003 and December 29 2002, respectively.  See Item 13(b), Certain Business Relationships, for further information.

Advertising and Promotions

We have various long-term non-cancelable commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events. At December 28, 2003, the future commitments are as follows:

Amount
(In thousands)

2004	$120,204
2005	71,518
2006	38,257
2007	17,639
2008	4,196
Thereafter	565
Total	$252,379

Leases

We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases.  Future minimum lease payments under scheduled operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Fiscal Year	Amount
(In thousands)

2004	$21,898
2005	19,801
2006	16,733
2007	11,458
2008	7,213
Thereafter	28,646
Total	$105,749

Total rent expense was $14.3 million, $22.5 million and $11.8 million in 2003, 2002 and 2001, respectively.

Environmental

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

In January 2004, Waste Management provided us with updated annual cost estimates through 2032. We reviewed these cost estimates, in conjunction with a third-party expert, in the assessment of our accrual related to this issue. We used certain assumptions that differ from Waste Management’s estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our and the third-party’s best estimates available.

The assumptions used are as follows:

•                  trust management costs will be accrued as incurred,

•                  income taxes, which we believe not to be an included cost, are not included in the assumptions,

•                  a 2% inflation rate for future costs, and

•                  certain operations and maintenance costs were discounted using a 4.98% risk-free rate of return.

Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1.4  million and $3.3 million, respectively. Accordingly, we believe that the existing accrual is adequate as of December 28, 2003.  We did not assume any future recoveries from insurance companies in the estimate of our liability.

Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

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

While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Litigation

Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend this litigation and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters, including the above-described advertising practices case, may arise from time to time that may harm our business.

Insurance

We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers’ compensation, general liability, automobile liability and property insurance deductibles or retentions. During 2003 we fully insured future risks for long-term disability, and, in most states, workers’ compensation, but maintained a self-insured position for workers’ compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

Regulatory Compliance Review

We are in the process of conducting a regulatory compliance review of certain trading practices.  The review has not been concluded.  In accordance with SFAS No. 5, “Accounting for Contingencies”, the company believes, at this time, it is not probable that a liability will arise from the review.  While matters of this nature are always subject to uncertainty, any possible liability is not expected to be material.

15. Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years in the period ended December 28, 2003:

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2003

Sales – domestic and international	$1,100,855	$1,469,371	$1,420,191	$1,396,803	$5,387,220
Beer excise taxes	(272,714)	(368,995)	(371,467)	(373,931)	(1,387,107)

Net sales	828,141	1,100,376	1,048,724	1,022,872	4,000,113

Cost of goods sold	(559,474)	(683,087)	(658,016)	(686,206)	(2,586,783)

Gross profit	$268,667	$417,289	$390,708	$336,666	$1,413,330

Net income	$806	$76,342	$61,428	$36,081	$174,657

Net income per share – basic	$0.02	$2.10	$1.69	$1.00	$4.81

Net income per share – diluted	$0.02	$2.09	$1.68	$0.98	$4.77

2002

Sales – domestic and international	$944,256	$1,363,025	$1,322,722	$1,326,944	$4,956,947
Beer excise taxes	(198,434)	(315,256)	(321,124)	(345,811)	(1,180,625)

Net sales	745,822	1,047,769	1,001,598	981,133	3,776,322

Cost of goods sold	(482,344)	(640,020)	(636,094)	(656,072)	(2,414,530)

Gross profit	$263,478	$407,749	$365,504	$325,061	$1,361,792

Net income	$27,203	$67,616	$46,619	$20,215	$161,653

Net income per share – basic	$0.76	$1.87	$1.29	$0.55	$4.47

Net income per share – diluted	$0.75	$1.84	$1.28	$0.55	$4.42

16. Coors Brewers Limited Acquisition

On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew, for a total purchase price of 1.2 billion GBP (approximately $1.7 billion at then prevailing exchange rates), plus associated fees and expenses. The acquisition supported one of our key strategic goals of growing our beer business internationally to broaden our geographic platform; diversify revenues, profits and cash flows and increase our brand portfolio, which we believe will significantly enhance our competitive position in a consolidating worldwide beer industry.

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

The business, renamed CBL, included the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington and Caffrey’s beer brands; the United Kingdom and Republic of Ireland distribution rights to Grolsch (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest, with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in

Europe. The addition of CBL creates a stronger, broader, more diversified company in a highly competitive and consolidating global beer market.

The results of CBL operations have been included in the consolidated financial statements since February 2, 2002, the date of acquisition. The following table shows the unaudited proforma results of our consolidated operations for the fiscal year ended December 29, 2002, as if the business combination had occurred at the beginning of that fiscal year, as well as comparative actual consolidated results for the fiscal year ended December 28, 2003, when we owned CBL for the whole period. The 2002 proforma results are not necessarily indicative of the results of operations that would have occurred if the business combination had occurred at the beginning of that year and are not intended to be indicative of future results of operations.

	For the Years ended
	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
		(Unaudited)
Net sales	$4,000,113	$3,857,593
Pretax income	$253,818	$234,833
Net income	$174,657	$148,452
Net income per common share:
Basic	$4.81	$4.11
Diluted	$4.77	$4.06

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

We engaged the services of a professional appraiser to assist us in determining the value of the intangible assets acquired in the acquisition of CBL. The fair value of the acquired intangible brand assets were determined primarily from the discounted value of projected cash flows. A weighted average cost of capital of 8.75% was used to discount projected cash flows. Cash flows were projected using management’s best estimates of sales growth or declines for each brand over its expected life. The lives of the assets were determined by an evaluation of significant factors that could impact the life of the brand.

The cost approach was used to determine the value of the customer base using the estimated cost to recruit a customer. Technology, unfavorable leaseholds, contracts and other less significant intangible assets were valued using a present value approach of the returns or costs of the underlying assets. Goodwill was valued using the residual method.

We finalized the purchase price accounting relative to the CBL acquisition in the fourth quarter of 2002.  Significant purchase price adjustments included an $83.4 million increase of goodwill related to the pension plan actuarial valuation, a $2.7 million decrease of goodwill for certain restructuring plans and a $4.3 million increase of goodwill for adjustments to the fair value of assets acquired.

Goodwill of $637 million was assigned to the Europe and Americas segments in the amounts of approximately $522 million and $115 million, respectively (See Note 17, Goodwill and Intangible Assets, for further discussion of allocation). It is currently expected that none of the goodwill will be deductible for tax purposes.  A valuation allowance of approximately $40 million was recorded against deferred tax assets arising from the acquisition.

In 2002, we closed our Cape Hill brewery and Alloa malting facility acquired as part of CBL.  The Alloa malting facility was closed in June 2002 and was sold in July 2002 for $375,000.  The majority of the production at the Cape Hill brewery related to brands that were retained by Interbrew, the previous owner of CBL. Liabilities recorded as part of purchase price accounting are (in millions):

Amount
Cape Hill:
Employee severance and related costs	$15.6
Contract cancellation costs	0.2
Total	15.8
Alloa Maltings:
Employee severance and related costs	0.7
Lease termination costs	0.8
Total	1.5
Grand Total	$17.3

Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets were re-classified as held-for-sale. The site is currently being held for sale at a carrying value of approximately $39 million. The payment of severance and other termination benefits started in July 2002 with the closure of the kegging line, and were substantially completed in 2003.  We have a potential buyer and we expect disposition to be completed during 2005, possibly earlier, depending on obtaining agreement with government authorities on zoning issues. The costs associated with these closures that were paid during 2003 and 2002 consisted predominately of severance costs and approximated $5.5 million and $3.2 million, respectively.

We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of debt as described below at the prevailing exchange rate as of the date of acquisition:

Term		Facility Currency Denomination	Amount
			(In millions)
5 year	Amortizing term loan	USD	$478
5 year	Amortizing term loan (228 million GBP)	GBP	322
9 month	Bridge facility	USD	750
			$1,550

In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9.0 million and $0.5 million, respectively. These fees were amortized over the respective terms of the borrowings using the effective interest method. On May 7, 2002, we repaid our nine-month bridge facility through the issuance of long-term financing. We also repaid the balance of our GBP-denominated amortizing term loan during 2003. See Note 4, Debt, for further information about debt-related activity.

17. Goodwill and Intangible Assets

The following tables present details of our intangible assets, other than goodwill, as of December 28, 2003:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(in millions)
Intangible assets subject to amortization:
Brands	3 - 20	$93.9	$(21.4)	$72.5
Distribution rights	2 - 10	35.4	(10.0)	25.4
Patents and technology and distribution channels	3 - 10	28.2	(7.0)	21.2
Other	5 - 34	16.7	(7.1)	9.6
Intangible assets not subject to amortization:
Brands	Indefinite	355.0	—	355.0
Pension	N/A	40.7	—	40.7
Other	Indefinite	27.7	—	27.7
Total		$597.6	$(45.5)	$552.1

Based on December 2003 average foreign exchange rates, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2004	$24.2
2005	$18.0
2006	$17.1
2007	$13.1
2008	$12.5

Amortization expense of intangible assets was $22.2 million and $20.9 million for the years ended December 28, 2003 and December 29, 2002, respectively.

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

	As of February 2, 2002
	Europe	Americas	Total
	(In millions)
Goodwill	$445	$0	$445
Financial synergies	47	75	122
Operational synergies	30	40	70
Total Goodwill	$522	$115	$637

As of December 28, 2003, goodwill was allocated between our reportable segments as follows:

Segment	Balance At December 28, 2003	Balance At December 29, 2002
	(In millions)
Americas	$148.0	$137.4
Europe	648.4	589.7
Total	$796.4	$727.1

Changes in our goodwill from December 29, 2002 to December 28, 2003, were the result of foreign currency exchange rate fluctuations. Changes have been made to the 2002 segmented goodwill balances, which are not reallocations between segments, but rather the reflection of foreign currency adjustments, in order to conform to current year presentation.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing of goodwill and other intangible assets under SFAS 142 during the third quarter of 2003 and determined that no goodwill or other intangible asset was impaired.

In addition, goodwill related to our joint venture investment with Molson was evaluated during 2003 under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB No. 18), and found not to be impaired. Since our acquisition of the joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. We and our partners continue to evaluate and refine the venture’s strategy for 2004 and beyond, and the implications that future assumptions for volume, costs and profit may have on our investment valuation.

18. Subsequent Events

Effective January 1, 2004, we revised our contract with Electronic Data Systems (EDS) to extend EDS’ information technology services to include our Europe segment.  This effectively globalizes the services that EDS provides to our company through the year 2010, with an option to continue the services through 2012. As with the agreement existing at December 28, 2003, the new agreement will convert fixed costs into variable costs in both our Americas and Europe segments. We continue to believe that our arrangement with EDS allows us to focus on our core business while having access to the expertise and resources of a world-class information technology provider.

During the first quarter of 2004, we experienced an accident at our Golden brewery operation that resulted in injuries to several employees, extensive property damage, and a shut-down of the brewery operation for a short amount of time. We maintain insurance coverage for these types of events, including coverage for costs we incurred to avoid any business interruption. We anticipate that our 2004 results will be negatively impacted by a minimum of $2.0 million to $3.0 million, largely representing our insurance deductibles. We are still evaluating any environmental impact that may have resulted from the accident.

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

The following information sets forth our Condensed Consolidating Balance Sheet as of December 28, 2003 and December 29, 2002 and the Condensed Consolidating Statements of Income and Cash Flows for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001.  Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the fiscal year ended December 28, 2003

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated

Sales—domestic and international	$—	$2,487,414	$117,118	$2,782,688	$—	$5,387,220
Beer excise taxes	—	(393,974)	(1,688)	(991,445)	—	(1,387,107)
Net sales	—	2,093,440	115,430	1,791,243	—	4,000,113
Cost of goods sold	—	(1,316,586)	(85,577)	(1,184,620)	—	(2,586,783)
Equity in subsidiary earnings (loss)	143,382	155,231	—	—	(298,613)	—
Gross profit	143,382	932,085	29,853	606,623	(298,613)	1,413,360
Marketing, general and administrative	(492)	(671,770)	(27,714)	(405,983)	—	(1,105,959)
Operating income	142,890	260,315	2,139	200,640	(298,613)	307,371
Interest income	728	72	144	18,301	—	19,245
Interest income (expense)	45,558	(60,645)	8,127	(74,235)	—	(81,195)
Other (expense) income	(125)	(62,289)	162,725	(91,914)	—	8,397
Income (loss) before income taxes	189,051	137,453	173,135	52,792	(298,613)	253,818
Income tax (expense) benefit	(14,394)	5,603	(54,570)	(15,800)	—	(79,161)
Net income (loss)	$174,657	$143,056	$118,565	$36,992	$(298,613)	$174,657

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

Fiscal Year Ended December 29, 2002 (in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated

Sales—domestic and international	$—	$2,553,818	$71,043	$2,332,086	$—	$4,956,947
Beer excise taxes	—	(398,523)	(2,194)	(779,908)	—	(1,180,625)
Net sales	—	2,155,295	68,849	1,552,178	—	3,776,322
Cost of goods sold	—	(1,379,969)	(39,204)	(995,357)	—	(2,414,530)
Equity in subsidiary earnings (loss)	142,233	94,158	—	—	(236,391)	—
Gross profit	142,233	869,484	29,645	556,821	(236,391)	1,361,792
Marketing, general and administrative	(357)	(665,125)	(25,482)	(366,276)	—	(1,057,240)
Special charges	—	(6,267)	—	—	—	(6,267)
Operating income	141,876	198,092	4,163	190,545	(236,391)	298,285
Interest income	1,000	1,569	30	18,588	—	21,187
Interest income (expense)	30,396	(46,204)	10,536	(65,647)	—	(70,919)
Other income (expense)	6,219	27,062	40,067	(65,301)	—	8,047
Income (loss) before income taxes	179,491	180,519	54,796	78,185	(236,391)	256,600
Income tax expense	(17,838)	(32,010)	(23,581)	(21,518)	—	(94,947)
Net income	$161,653	$148,509	$31,215	$56,667	$(236,391)	$161,653

Fiscal Year Ended December 30, 2001 (in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated

Sales—domestic and international	$—	$2,544,857	$122,793	$175,102	$—	$2,842,752
Beer excise taxes	—	(396,270)	(5,732)	(11,288)	—	(413,290)
Net sales	—	2,148,587	117,061	163,814	—	2,429,462
Cost of goods sold	—	(1,384,854)	(87,085)	(65,684)	—	(1,537,623)
Equity in subsidiary earnings (loss)	110,468	40,156	—	—	(150,624)	—
Gross profit	110,468	803,889	29,976	98,130	(150,624)	891,839
Marketing, general and administrative	(465)	(654,622)	(27,912)	(34,061)	—	(717,060)
Special charges	—	(23,174)	—	—	—	(23,174)
Operating income	110,003	126,093	2,064	64,069	(150,624)	151,605
Gain on sale of distributorship	—	—	27,667	—	—	27,667
Interest income	14,313	1,781	—	315	—	16,409
Interest income (expense)	2,241	(4,236)	(11)	—	—	(2,006)
Other income (expense)	4,042	28,318	33,077	(61,099)	—	4,338
Income before income taxes	130,599	151,956	62,797	3,285	(150,624)	198,013
Income tax expense	(7,635)	(42,372)	(23,800)	(1,242)	—	(75,049)
Net income	$122,964	$109,584	$38,997	$2,043	$(150,624)	$122,964

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 28, 2003

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$454	$802	$2,849	$15,335	$—	$19,440
Accounts receivable, net	35	45,018	8,990	564,010	—	618,053
Other receivables, net	—	66,482	2,220	64,316	—	133,019
Current deferred tax asset	—	9,417	(61)	3,463	—	12,819
Total inventories	—	109,113	5,619	94,753	—	209,485
Other current assets	—	30,626	484	54,922	—	86,032
Total current assets	489	261,458	20,101	796,799	—	1,078,848
Properties, at cost and net	—	813,996	18,919	617,870	—	1,450,785
Goodwill	—	151,868	(149,974)	794,526	—	796,420
Other intangibles, net	—	66,913	82,782	402,417	—	552,112
Investments in joint ventures	—	95,392	—	98,190	—	193,582
Net investment in and advances to subs	1,285,272	1,851,260	—	—	(3,136,532)	—
Deferred tax asset	18,392	(125)	135,047	51,490	—	204,804
Other non-current assets	5,318	78,698	2,648	123,011	—	209,675
Total assets	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$179,300	$1,091	$215,813	$—	$396,204
Accrued salaries and vacations	—	47,640	1,203	8,750	—	57,593
Taxes, other than income taxes	—	27,704	715	184,062	—	212,481
Accrued expenses and other liabilities	14,739	103,754	3,456	254,330	—	376,279
Current portion of long-term debt	—	76,855	—	14,310	—	91,165
Total current liabilities	14,739	435,253	6,465	677,265	—	1,133,722
Long-term debt	20,000	1,119,832	(865)	20,871	—	1,159,838
Deferred tax liability	—	—	—	195,523	—	195,523
Other long-term liabilities	7,356	480,401	840	241,170	—	729,767
Total liabilities	42,095	2,035,486	6,440	1,134,829	—	3,218,850
Total shareholders’ equity	1,267,376	1,283,975	103,083	1,749,474	(3,136,532)	1,267,376
Total liabilities and shareholders’ equity	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$161	$499	$634	$57,873	$—	$59,167
Accounts receivable, net	—	95,471	9,974	494,818	—	600,263
Other receivables, net	—	34,167	1,031	69,965	—	105,163
Total inventories	—	101,147	4,217	79,307	—	184,671
Other current assets	397	61,409	—	42,826	—	104,632
Total current assets	558	292,693	15,856	744,789	—	1,053,896
Properties, at cost and net	—	844,206	24,645	511,388	—	1,380,239
Goodwill	—	133,564	(136,729)	730,234	—	727,069
Other intangibles, net	—	70,363	83,990	374,723	—	529,076
Investments in joint ventures	—	94,417	—	96,767	—	191,184
Net investment in and advances to subs	1,068,297	1,721,958	—	—	(2,790,255)	—
Deferred tax asset	2,968	(14,545)	158,187	59,790	—	206,400
Other non-current assets	4,761	83,787	3,488	117,511	—	209,547
Total assets	$1,076,584	$3,226,443	$149,437	$2,635,202	$(2,790,255)	$4,297,411
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$167,037	$2,869	$164,741	$—	$334,647
Accrued salaries and vacations	—	57,642	1,151	20,208	—	79,001
Taxes, other than income taxes	—	29,907	694	147,443	—	178,044
Accrued expenses and other liabilities	67,944	62,655	63,009	218,542	—	412,150
Current portion of long-term debt	—	64,495	—	79,554	—	144,049
Total current liabilities	67,944	381,736	67,723	630,488	—	1,147,891
Long-term debt	20,000	1,363,392	—	—	—	1,383,392
Deferred tax liability	—	—	—	156,437	—	156,437
Other long-term liabilities	6,789	413,673	28	207,350	—	627,840
Total liabilities	94,733	2,158,801	67,751	994,275	—	3,315,560
Total shareholders’ equity	981,851	1,067,642	81,686	1,640,927	(2,790,255)	981,851
Total liabilities and shareholders’ equity	$1,076,584	$3,226,443	$149,437	$2,635,202	$(2,790,255)	$4,297,411

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 28, 2003

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$32,232	$257,794	$79,588	$174,524	$544,138
Cash flows from investing activities:
Additions to properties and intangible assets	—	(92,782)	(1,334)	(146,342)	(240,458)
Proceeds from sales of properties	—	620	10,190	5,594	16,404
Investment in Molson USA, LLC	—	(5,240)	—	—	(5,240)
Other	—	(630)	—	—	(630)
Net cash provided by (used in) investing activities	—	(98,032)	8,856	(140,748)	(229,924)
Cash flows from financing activities:
Issuances of stock under stock plans	2,491	—	—	—	2,491
Dividends paid	(29,820)	—	—	—	(29,820)
Net payments on short-term borrowings	—	(15,100)	—	(69,070)	(84,170)
Proceeds from commercial paper	—	249,645	—	—	249,645
Payments on debt and capital lease obligations	—	(462,547)	—	—	(462,547)
Change in overdraft balances	—	(32,992)	—	—	(32,992)
Net activity in investment and advances (to) from subsidiaries	(4,610)	101,535	(86,687)	(10,238)	—
Net used in financing activities	(31,939)	(159,459)	(86,687)	(79,308)	(357,393)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	293	303	1,757	(45,532)	(43,179)
Effect of exchange rate changes on cash and cash equivalents	—	—	458	2,994	3,452
Balance at beginning of year	161	499	634	57,873	59,167
Balance at end of year	$454	$802	$2,849	$15,335	$19,440

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 29, 2002

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$12,779	$139,888	$67,293	$38,585	$258,545
Cash flows from investing activities:
Sales and maturities of securities	232,758	—	—	—	232,758
Additions to properties and intangible assets	185	(147,798)	(4,469)	(94,760)	(246,842)
Proceeds from sales of properties	—	9,810	1,545	16,002	27,357
Acquisition of CBL, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Investment in Molson USA, LLC	—	(2,750)	—	—	(2,750)
Other	—	(7,561)	—	—	(7,561)
Net cash provided by (used in) investing activities	232,943	(263,404)	(95,574)	(1,458,303)	(1,584,338)
Cash flows from financing activities:
Issuances of stock under stock plans	15,645	—	—	—	15,645
Dividends paid	(29,669)	—	—	—	(29,669)
Proceeds from issuance of debt	—	2,391,934	—	—	2,391,934
Proceeds from short-term borrowings	—	250,900	—	80,433	331,333
Payments on debt and capital lease obligations	(85,000)	(1,293,075)	—	(1,643)	(1,379,718)
Debt issuance costs	(185)	(9,889)	—	—	(10,074)
Change in overdraft balances	—	(27,783)	—	—	(27,783)
Net activity in investment and advances (to) from subsidiaries	(204,917)	(1,192,862)	29,411	1,368,368	—
Net cash provided by (used in) financing activities	(304,126)	119,225	29,411	1,447,158	1,291,668

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(58,404)	(4,291)	1,130	27,440	(34,125)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,220)	17,379	16,159
Balance at beginning of year	58,565	4,790	724	13,054	77,133
Balance at end of year	$161	$499	$634	$57,873	$59,167

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the fiscal year ended December 30, 2001

(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(32,582)	$189,288	$41,922	$(5,232)	$193,396

Cash flows from investing activities:
Purchases of investments	(228,237)	—	—	—	(228,237)
Sales and maturities of securities	268,093	—	—	—	268,093
Additions to properties and intangible assets	522	(230,593)	(13,934)	(543)	(244,548)
Proceeds from sales of properties and intangible assets	—	20,060	43,469	—	63,529
Investment in Molson USA, LLC	—	(65,000)	—	—	(65,000)
Other	—	7,589	—	1,825	9,414
Net cash provided by (used in) investing activities	40,378	(267,944)	29,535	1,282	(196,749)

Cash flows from financing activities:
Issuances of stock under stock plans	10,701	—	—	—	10,701
Purchases of treasury stock	(72,345)	—	—	—	(72,345)
Dividends paid	(29,510)	—	—	—	(29,510)
Change in overdraft balances	—	51,551	—	—	51,551
Net activity in investment and advances (to) from subsidiaries	27,377	34,006	(73,054)	11,671	—
Other	—	—	—	759	759
Net cash provided by (used in) financing activities	(63,777)	85,557	(73,054)	12,430	(38,844)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(55,981)	6,901	(1,597)	8,480	(42,197)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(431)	(431)
Balance at beginning of year	114,546	(2,111)	2,321	5,005	119,761
Balance at end of year	$58,565	$4,790	$724	$13,054	$77,133

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage. Consequently, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 28, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal control over financial reporting. The Company had a change in the internal control over financial reporting during the fourth quarter of fiscal 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented a new automated supply chain system within our Americas segment that impacted financial processes and controls in the areas of billing, excise taxes, freight, and inventories. The difficulties we have experienced with the system implementation have required us to design and use mitigating control procedures to ensure that our financial statements are fairly presented. We will continue to rely on mitigating controls until the financial processes and system controls as originally designed are fully operational, at which point we expect to have controls that are improved from before the new system implementation.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Directors

PETER H. COORS (Age 57) serves as Chairman of the Boards of ACC and CBC.  He was Chief Executive Officer of ACC from May 2000 to July 2002 and of CBC from December 1992 to May 2000. He has been a director of ACC and CBC since 1973. Prior to 1993, he served as Executive Vice President and Chairman of the brewing division, before it was organized as CBC. He served as interim Treasurer and Chief Financial Officer of ACC from December 1993 to February 1995. He also has served in a number of different executive and management positions for CBC. Since March 1996, he has been a director of US Bancorp. He also has been a director of Energy Corp. of America since March 1996, and was appointed to the board of H.J. Heinz & Co. in 2001.

W. LEO KIELY III (Age 57) was appointed Chief Executive Officer of ACC in July 2002 and has served as Chief Executive Officer of CBC since May 2000. He served as President and Chief Operating Officer of CBC from March 1993 to May 2000. He has been a director of ACC and CBC since August 1998. Prior to joining CBC, he held executive positions with Frito-Lay, Inc., a subsidiary of PepsiCo in Plano, Texas.

CHARLES M. HERINGTON (Age 44) joined the boards of both ACC and CBC in February 2003.  He was appointed as a member of the Compensation and Human Resources Committee in May 2003.  Since 1999 he has been President and Chief Executive Officer of America Online Latin America.  Prior to joining AOL Latin America, he served as President of Revlon Latin America. From 1990 to 1997, Mr. Herington held various executive positions with PepsiCo Restaurants International (PepsiCo), serving most recently, from 1995 to 1997, as Regional Vice President of Kentucky Fried Chicken, Pizza Hut, Taco Bell of South America, Central America and the Caribbean. He also held several high level positions in management and marketing with Procter & Gamble in Canada, Puerto Rico and Mexico during the 10 years prior to his association with PepsiCo.  He is also director of NII Holdings, Inc. (formerly known as Nextel International).

FRANKLIN W. HOBBS (Age 56) was appointed a director of ACC and CBC in 2001 and is a member of the Audit Committee and the Compensation and Human Resources Committee. He graduated from Harvard College and Harvard Business School and served as Chief Executive Officer and director for the investment bank, Houlihan Lokey Howard & Zukin from 2002 to January 2003.  He served in roles of increasing responsibility at the investment bank, Dillon, Read & Co., Inc. from 1972 through 2000, finally serving as chairman of UBS Warburg following a series of mergers between Dillon Read, and SBC Warburg, and later with Union Bank of Switzerland. He also serves on the board of directors of Lord Abbett Group of Mutual Funds, the Board of Overseers at Harvard College, and is president of the Board at Milton Academy.

RANDALL OLIPHANT (Age 44), was elected a director of both ACC and CBC in November 2003.  He was appointed as a member of the Audit Committee in February 2004.  Mr. Oliphant brings 20 years of management, financial and operational experience. He served as President and CEO of Barrick Gold Corporation, from 1999 to 2003, and served as a director of Barrick from 1997 to 2003.  Prior to his tenure as President and CEO, he served in a number of executive positions with Barrick between 1987 and 1999, including Vice President and Treasurer, and Chief Financial Officer.  Before joining Barrick, he was an Audit Senior with PricewaterhouseCoopers. He is a Chartered Accountant, and has held directorships and advisory positions with other (privately-held) corporations, not-for profit organizations and international governments.

PAMELA H. PATSLEY (Age 47) has served as a director of both ACC and CBC since November 1996. She chairs the Audit Committee and served as a member of the Compensation and Human Resources Committee until May 2002. In May 2002, she was appointed President, First Data International.  Previously, since March 2000, she served as Senior Executive Vice President of First Data Corp. and president of First Data Merchant Services, First Data Corp.’s merchant processing enterprise, which also includes the TeleCheck check guarantee and approval business. Prior to joining First Data, she served as President, Chief Executive Officer and director of Paymentech. She began her Paymentech career as a founding officer of First USA, Inc. when it was established in 1985. Before joining First USA, she was with KPMG Peat Marwick.

WAYNE R. SANDERS (Age 56) has served as a director of ACC and CBC since February 1995. He was a member of the Compensation and Human Resources Committee until May 2003 and serves as a member of the Audit Committee. He served as Chairman and Chief Executive Officer of Kimberly-Clark Corporation until September 2002 and retired from his position as Chairman in February 2003. He joined Kimberly-Clark in 1975 and has served in a number of positions. He was elected to Kimberly-Clark’s board of directors in August 1989 and as CEO in 1991. He is also a director of Texas Instruments Incorporated and Belo Corp.  He serves as Vice Chairman of Marquette University’s Board of Trustees and as a governor and trustee of Boys and Girls Clubs of America.

ALBERT C. YATES (Age 62) has served as a director of ACC and CBC since August 1998. He was appointed chairman of the Compensation and Human Resources Committee in November 2001. He was a committee member prior to his appointment as chair and also served as a member of the Audit Committee. He retired as President of Colorado State University in Fort Collins, Colorado in June 2003. He was also a Chancellor of the Colorado State University System until October 2003, and is a former member of the board of the Federal Reserve Board of Kansas City-Denver Branch and the board of First Interstate Bank.  He currently charis the Board of Centennial Bank of the West and is a member of the Advisory Board of the Janus Funds

(b)  Executive Officers

Of the above directors, Peter H. Coors and W. Leo Kiely III are executive officers of ACC and CBC. The following also were executive officers of ACC and/or CBC at February 29, 2004:

DAVID G. BARNES (Age 42) is Chief Financial Officer, Coors U.S., with global planning responsibilities, and Vice President, Finance of ACC.  He joined us in March 1999 as Vice President and Treasurer of ACC, and Vice President of Finance and Treasurer of CBC. His duties include global financial planning.  From 1994 to 1999, he served as an officer of Tricon Global Restaurants, in various financial and development positions. From 1990 to 1994, he worked at Asea Brown Boveri in various strategy, planning and development roles of increasing responsibility. He started his career at Bain and Company, serving as a consultant for five years.

MICHAEL J. GANNON (Age 40) was appointed Vice President, Treasurer of ACC and CBC in July 2002.  Gannon joined us in 1991 serving in various operations, finance and treasury functions. Prior to his appointment as Treasurer, he served as Director, Corporate Finance, overseeing treasury and finance projects for approximately 3 ½ years.  He previously oversaw capital planning projects and analysis.

PETER M. R. KENDALL (Age 57) joined us in January 1998 as Senior Vice President and Chief International Officer of CBC. In 2002, he was appointed Chief Executive Officer of CBL, our principal United Kingdom subsidiary, and is also a Vice President of ACC. Before joining CBC, he was Executive Vice President of Operations and Finance for Sola International, Inc., a manufacturer and marketer of eyeglass lenses in Menlo Park, California. From 1995 to 1996, he was President of International Book Operations for McGraw Hill Companies. From 1981-1994, he worked in leadership positions for Pepsi International, PepsiCo and PepsiCo Wines and Spirits. Prior to working for Pepsi, he spent six years at McKinsey & Co. in New York.

ROBERT D. KLUGMAN (Age 56) is our Chief Strategy Officer for CBC (global) and a vice president of ACC.  From May 1994 to 2003 he served as Senior Vice President of Corporate Development of CBC.  He served as Chief International Officer, following the acquisition of CBL. Prior to that, he was Vice President of Brand Marketing, and also served as Vice President of International, Development and Marketing Services. Before joining us, he was a Vice President of Client Services at Leo Burnett USA, a Chicago-based advertising agency.

ROBERT M. REESE (Age 54) joined the company in December 2001 as Vice President and General Counsel. He currently serves as Chief Legal Officer (global) of ACC and CBC. Prior to joining us, he was associated with Hershey Foods Corporation from 1978 to 2001, serving most recently as Senior Vice President of Public Affairs, General Counsel and Secretary.

MARA SWAN (Age 44) was appointed Chief People Officer (global) of CBC in March 2002 and she is a vice president of ACC. She joined CBC in November 1994 as a Director of Human Resources responsible for the sales and marketing area and most recently was Vice President, Human Resources. Prior to that, she worked for 11 years at Miller Brewing Company in Milwaukee where she held various positions in human resources.

PETER SWINBURN (Age 51) was appointed President of Coors Brewing Worldwide, a division of Coors Brewing Company, in May 2003.  He previously served as Chief Operating Officer of Coors Brewers Limited from the Company’s acquisition of CBL in February 2002 until May 2003. Prior to our acquiring CBL, Mr. Swinburn was Sales Director for Bass Brewers (the predecessor entity) from 1994 to 2002.

RONALD A. TRYGGESTAD (Age 47) was named Vice President and Controller of CBC and Controller of ACC in May 2001. He joined the company in December 1997 as the Director of Tax. Prior to joining CBC, he was with Total Petroleum, Inc. from 1994 to 1997, serving there as Director of Tax and Internal Audit. He also worked for Shell Oil Company from 1990 through 1993, and Price Waterhouse from 1982 through 1989.

TIMOTHY V. WOLF (Age 50) serves as Vice President and Chief Financial Officer of ACC and Chief Financial Officer of CBC (global).  Prior to joining the company in 1994, he served as Senior Vice President of Planning and Human Resources for Hyatt Hotels Corporation from 1993 to 1994 and in several executive positions for The Walt Disney Company, including Vice President, Controller and Chief Accounting Officer, from 1989 to 1993. Prior to Disney, he spent 10 years in various financial planning, strategy and control roles at PepsiCo. He currently serves on the Science and Technology Commission for the State of Colorado.

Based upon our review of Forms 3, 4 and 5 filed by certain beneficial owners of our Class B common stock, we are not aware of any failure by the Section 16 reporting persons to timely file a required form pursuant to Section 16.

Website Availability of Corporate Governance and Other Documents The Company has had a Code of Business Conduct (code of ethics) for a number of years. It has always applied, and continues to apply, to all employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Controller). A copy of the Code may be found on our website at www.coors.com under the Invest in Us section, under Corporate Governance. You can also find on our website the Governance Guidelines adopted by the Board, and two key Board Committee charters, including charters for the Company’s Audit Committee and Compensation and Human Resource Committee. Shareholders also may obtain print copies of these documents by submitting a written request to Annita M. Menogan, Corporate Secretary, P.O. Box 4030, NH311, Golden, Colorado 80401.

If any amendments are made to, or any waivers are granted with respect to, provisions of the Code of Business Conduct that apply to the Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on its website.

Item 11.  Executive Compensation

I.  Summary Compensation Table

ANNUAL COMPENSATION					LONG –TERM COMPENSATION
					AWARDS	PAYOUTS
NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(1)	OTHER ANNUAL COMP ($)	RESTRICTED STOCK ($)	SECURITIES UNDER- LYING OPTIONS (#)(2)	LTIP PAY- OUTS ($)	ALL OTHER COMP ($)(3)
W. Leo Kiely III, CEO of	2003	800,000	281,250	0	0	150,000	0	129,353
Adolph Coors Company,	2002	755,194	678,085	0	0	120,000	0	136,734
President & CEO of Coors Brewing Company	2001	686,456	407,423	0	0	120,000	0	57,139

Peter H. Coors, Chairman of	2003	771,000	222,750	0	0	125,000	0	58,171
Adolph Coors Company &	2002	760,500	546,242	0	0	125,000	0	83,173
Coors Brewing Company	2001	760,500	452,272	0	0	125,000	0	78,699

Timothy V. Wolf, VP and	2003	419,500	163,522	0	0	40,000	0	27,410
CFO of Adolph Coors	2002	395,167	236,138	0	0	30,000	0	37,755
Company, CFO (global) of	2001	371,000	163,899	0	0	20,000	0	11,835
Coors Brewing Company

Peter M. R. Kendall, CEO of	2003	396,840	123,727	182,000	0	40,000	0	230,277
Coors Brewers Limited	2002	374,713	218,548	0	0	40,000	0	217,915
	2001	358,280	133,647	0	0	25,000	0	30,171

Robert M. Reese, VP and	2003	357,700	121,925	0	0	20,000	0	41,056
Chief Legal Officer of	2002	341,349	160,888	0	0	40,000	0	154,639
Adolph Coors Company,	2001	0	0	0	0	0	0	0
Chief Legal Officer (global) of Coors Brewing Company

(1) Amounts awarded under the CBC Incentive Plan.

(2) See discussion under Item 11, Part II, for options issued in 2003.

(3) The amounts shown in this column are primarily attributable to the officer life insurance other than group life and bonus amounts unrelated to the annual CBC Incentive Plan shown in the Bonus column.

We provide term officer life insurance for all the named active executives. The officer’s life insurance provides six times the executive base salary until retirement when the benefit terminates. The 2003 annual premium benefit for each executive was: W. Leo Kiely III, $65,390; Peter H. Coors, $17,534; Timothy V. Wolf, $5,993; Peter M. R. Kendall, $19,091 and Robert M. Reese, $6,669.

Peter M. R. Kendall received $371,605 as part of a benefits package we gave him due to his international assignment in 2003. Robert M. Reese received a $100,000 signing bonus upon starting with the company in 2002.  These dollar amounts are included in “other compensation” above in those years.

In response to Code Section 162 of the Revenue Reconciliation Act of 1993, we appointed a special compensation committee of the board to approve and monitor performance criteria in certain performance-based executive compensation plans for 2002.

II. Option/SAR Grants Table

Option Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at assumed rates of stock price appreciation for option term
Name	Number of Securities Underlying Options Granted (#)(1)	% of total options granted to employees in fiscal year	Exercise or base price	Expiration date	5%	10%
			($/Share)
W. Leo Kiely III	150,000	7.84%	$49.015	02/13/2013	$4,623,791	$11,717,593
Peter H. Coors	125,000	6.53%	$49.015	02/13/2013	$3,853,159	$9,764,661
Timothy V. Wolf	40,000	2.09%	$49.015	02/13/2013	$1,233,011	$3,124,691
Peter M. R. Kendall	40,000	2.09%	$49.015	02/13/2013	$1,233,011	$3,124,691
Robert M. Reese	20,000	1.04%	$49.015	02/13/2013	$616,505	$1,562,346

(1) Grants vest one-third in each of the three successive years after the date of grant. As of December 30, 2003, no 2003 grants were vested because of the one-year vesting requirement; however, they will vest 33-1/3% on the one-year anniversary of the grant dates.

III. Option/SAR Exercises and Year-End Value Table

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End (FY-End) Option/SAR Value

Name	Shares Acquired on Exercise (#)	Value Realized (1)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised in-the- money options at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Leo Kiely III	15,251	$486,841	397,005	270,000	$2,961,845	$1,073,050
Peter H. Coors	—	—	430,128	250,002	$3,301,420	$896,042
Timothy V. Wolf	—	—	91,664	75,003	$209,280	$286,733
Peter M. R. Kendall	—	—	104,226	66,669	$604,096	$286,000
Robert M. Reese	—	—	13,332	46,668	$23,964	$189,836

(1) Values stated are the bargain element realized in 2003, which is the difference between the option price and the market price at the time of exercise.

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

(1) Maximum permissible benefit under ERISA from the qualified retirement income plan for 2003 was $160,000. Annual compensation exceeding $200,000 is not considered in computing the maximum permissible benefit under the qualified plan. We have a non-qualified supplemental retirement plan to provide full accrued benefits to all employees in excess of Internal Revenue Service maximums.

Annual compensation covered by the qualified and non-qualified retirement plans and credited years of service for the named executive officers are as follows: W. Leo Kiely III, $782,000 and 10 years; Peter H. Coors, $753,000 and 32 years; Timothy V. Wolf, $419,500 and 9 years; Peter M. R. Kendall, $396,840 and 6 years; and Robert M. Reese, $357,700 and 2 years.

Our principal retirement income plan is a defined benefit plan. The amount of contribution for officers is not included in the above table since total plan contributions cannot be readily allocated to individual employees. Covered compensation is defined as the total base salary (average of three highest consecutive years out of the last 10) of employees participating in the plan, including commissions but excluding bonuses and overtime pay. Compensation also includes amounts deferred by the individual under Internal Revenue Code Section 401(k) and any amounts deferred into a plan under Internal Revenue Code Section 125. Normal retirement age under the plan is 65. An employee with at least 5 years of vesting service may retire as early as age 55. Benefits are reduced for early retirement based on an employee’s age and years of service at retirement; however, benefits are not reduced if (1) the employee is at least age 62 when payments commence; or (2) the employee’s age plus years of service equal at least 85 and the employee has worked for us at least 25 years and has reached the age of 55. The amount of pension actuarially accrued under the pension formula is based on a single life annuity.

In addition to the annual benefit from the qualified retirement plan, Peter H. Coors is covered by a salary continuation agreement. This agreement provides for a lump sum cash payment to the officer upon normal retirement in an amount actuarially equivalent in value to 30% of the officer’s last annual base salary, payable for the remainder of the officer’s life, but not less than 10 years. The interest rate used in calculating the lump sum is determined using 80% of the annual average yield of the 10-year Treasury constant maturities for the month preceding the month of retirement. Using 2003 eligible salary amounts as representative of the last annual base salary, the estimated lump sum amount for Peter H. Coors would be based upon an annual benefit of $225,900, paid upon normal retirement.

V. Compensation of Directors

The non-employee (NE) directors’ annual retainer was raised from $42,000 to $45,000 in May 2003.  NE directors also received a grant of 2,000 options each in 2003.

In 2003, the NE members of the Board of Directors were each paid 5 months of their annual 2002-2003 retainer, or $17,500, plus 7 months of their 2003-2004 retainer, or $26,250, as well as reimbursement of expenses incurred to perform their duties as directors. Pamela Patsley, Chair of our Audit Committee, and Dr. Albert Yates, Chair of our Compensation and Human Resources Committee, received additional payments of $7,000 each for their services as committee chairs.  Directors who are our full-time employees receive $18,000 annually for each Board term of May to May. All directors are reimbursed for any expenses incurred while attending board or committee meetings and in connection with any other company business.

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

VII. Compensation Committee Interlocks and Insider Participation

Dr. Albert C. Yates, Chairman, and Franklin W. Hobbs served on the Compensation and Human Resources Committee during 2003. In addition, Wayne R. Sanders served on the Committee until May 2003, when Charles M. Herington was appointed to the Committee.

Executive Compensation Report of the Compensation and Human Resources Committee

The Compensation and Human Resources Committee has the responsibility of making recommendations and providing assistance to the Board of Directors on compensation and benefit programs for the Company’s employee and non-employee directors, officers and employees.

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

At more senior levels of leadership, focus is on a combination of short and long term performance.  Over time, top performers should receive above average compensation and above median variable pay commensurate with Company results.

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

The Committee considers several factors when determining compensation for executive officers:

Overall Company Performance

In addition to its current knowledge of Company operations through participation at regular Board meetings, the Committee reviews the Company score card, which includes such items as annual sales, cost of goods sold, earnings, cash flow per share growth, debt reduction goals, market share gains, progress toward long-term objectives, and various qualitative factors relating to Company performance. There is no set weighting of these variables as applied to individual executive positions. Each year, management sets specific performance targets for the Company and certain business units for each of the categories set forth above. In addition, certain business units have specific targets in addition to overall Company performance that are a factor in rating the performance of the executive officers and other management personnel responsible for those units. These targets generally provide ranges below which no bonus compensation will be paid, and ranges for which incentive compensation will be paid, but which will vary depending on the level of performance within those ranges. The committee reviews the performance targets annually, makes recommendations, and determines whether to approve management’s targets and recommended salary and bonus levels.

Individual Performance

The Committee considers, in addition to business results, the executive’s achievement of various other managerial objectives and personal development goals.

Competitive Compensation

Management benchmarks executives against companies with similar revenues, as well as against companies in similar industries.

Salary

The Company does not have an employment agreement with Mr. Peter Coors, Mr. Leo Kiely or any of its other executive officers, except for certain arrangements in the event of a change of control of the Company. In setting base salaries the Committee generally considers the overall financial performance of the Company as well as external and internal pay equity. Actual salary determination is subjective. We believe Mr. Kiely’s compensation is conservative relative to the market for CEOs in the comparable group of companies.

Salaries for other executive officers were targeted at market level in line with our overall compensation philosophy.

Bonus

The Company pays incentive (bonus) compensation to all of its officers and most employees, except certain employees under collective bargaining agreements, in accordance with prescribed plans.  The plans are reviewed and approved by the Committee annually. These Plans authorize payment of cash bonuses to participants based on a pre-established range of Company or business unit performance goals for designated performance periods. The incentive amount is calculated based on a percentage of the participant’s salary, depending on grade level and position, and is divided into individual and company-based components. Mr. Kiely’s bonus is based 75% on Company performance and 25% on achivement of debt paydown targets. Bonuses for higher ranked employees are weighted more in favor of Company performance and less individual performance. In addition, performance in some cases may include targets not totally within the control of the participant in order to incorporate cross-functional goals.

In February 2004, the Committee certified the 2003 results against established performance goals and approved individual bonuses for all executive officers and employees who participate in the incentive plans. However, no bonus was paid for the Company performance portion of the formula because the Company did not meet its performance targets. This resulted in lower total bonus payments.

Long-Term Incentives

Stock option and restricted share awards are the Company’s current long-term incentives. Stock option awards are made to approximately 573 middle and upper level managers, including Mr. Kiely and the other executive officers. The number of options granted is a fixed number based on job level and market total compensation. Options normally vest over three years, one-third on each anniversary date of the grant.

In 2003, the Committee granted Mr. Kiely options for 150,000 shares under the 1990 Equity Incentive Stock Plan.

Policy on Deductibility of Compensation Expenses

The Company is not allowed a deduction for certain compensation paid to certain executive officers in excess of $1 million, except to the extent such excess constitutes performance-based compensation. The Committee considers its primary goal to be the design of compensation strategies that further the best interests of the Company and its shareholders. To the extent they are not inconsistent with that goal, the Committee will attempt where practical to use compensation policies and programs that preserve the deductibility of compensation expenses.

Submitted by the Compensation And Human Resources Committee:

Albert C. Yates, Chairman

Charles M. Herington

Franklin W. Hobbs

VIII.  Audit Committee Report

The Audit Committee of our Board of Directors is composed of a minimum of three directors who are independent as required by the listings standards of the New York Stock Exchange (NYSE). For 2003, the Audit Committee consisted of Pamela H. Patsley, Wayne R. Sanders and Franklin Hobbs. The Board of Directors determined in 2003 that Ms. Patsley, Mr. Hobbs and Mr. Sanders each are “audit committee financial experts” as defined by the SEC regulations, implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that each are “independent” as defined by current listing standards of the NYSE.

The Committee operates under a written charter which is reviewed annually and adopted by the committee. The Audit Committee’s primary duties and responsibilities are to:

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

The Committee held four regular meetings and eight teleconferences during the fiscal year ended December 28, 2003. Discussions were held with management and the independent auditors. Management represented to the Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with our management and the independent auditors. The Committee has discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards (SAS) No. 61, Communication with Audit Committees, as amended.

The Audit Committee has ultimate authority and responsibility to select, evaluate, and when appropriate, replace the Company’s independent auditor.  The Committee has discussed with the independent auditors the auditors’ independence, including the matters in the written disclosures and the letter we received from the auditors, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The fees billed by independent auditors for non-audit services were approved by the Audit Committee and were also considered in the discussions of independence.

The Audit Committee also discussed with the Company’s senior management and independent auditors the process used for certifications by the Chief Executive Officer and Chief Financial Officer for certain of the Company’s filings with the Securities and Exchange Commission.  Following the Committee’s reviews and discussions with management and the independent auditor, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

In February 2004, Randall Oliphant, a new director, was added to the Audit Committee.

Submitted by the Audit Committee:

Pamela H. Patsley (Chair)

Franklin W. Hobbs

Randall Oliphant

Wayne R. Sanders

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)(b) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 27, 2004, as to the beneficial ownership of Class A stock and Class B stock by beneficial owners of more than 5% of our Class A stock and Class B stock, each director, our named executive officers and by all directors and executive officers as a group. Unless otherwise indicated, the person or persons named have sole voting and investment power and that person’s address is c/o Adolph Coors Company, 311 10th Street, P.O. Box 4030, Golden, Colorado 80401. Shares of common stock subject to options currently exercisable or exercisable within 60 days following the date of the tables are deemed outstanding for computing the share ownership and percentage of  the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

Name of beneficial owner	Number of Class A shares		Percent of class (1)	Number of Class B shares		Percent of class (1)
Adolph Coors, Jr. Trust, William K. Coors, Jeffrey H. Coors, Peter H. Coors, J. Bradford Coors and Melissa E. Coors, trustees	1,260,000	(2)	100%	1,470,000	(2)	4.2%
Keystone Financing LLC	0		0.0%	9,252,994	(3)	25.9%
Peter H. Coors	0	(4)	0.0%	692,105	(4)	1.9%
W. Leo Kiely III	0		0.0%	529,392	(5)	1.5%
Charles M. Herington	0		0.0%	1,080	(6)	*
Franklin W. Hobbs	0		0.0%	1,278	(6)(7)	*
Randall Oliphant	0		0.0%	0	(11)	*
Pamela H. Patsley	0		0.0%	3,372	(6)(7)	*
Wayne R. Sanders	0		0.0%	7,106	(6)(7)	*
Albert C. Yates	0		0.0%	2,345	(6)(7)	*
Peter M.R. Kendall	0		0.0%	126,707	(8)	*
Robert M. Reese	0		0.0%	37,333	(9)	*
Timothy V. Wolf	0		0.0%	136,669	(10)	*

All directors and executive officers as a group, including persons named above (17 persons)	0		0.0%	1,759,679		4.7%

* Less than 1%

(1) Except as set forth above and based solely upon reports of beneficial ownership required filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities and Exchange Act of 1934, we do not believe that any other person beneficially owned, as of February 27, 2004 greater than 5% of our outstanding Class A stock or Class B stock.

(2) Peter H. Coors disclaims beneficial ownership of the shares held by the Adolph Coors, Jr. Trust.

(3) Keystone Financing LLC (“Keystone”) is a limited liability company whose members consist of various Coors family trusts and family members, including the Adolph Coors, Jr. Trust.  Keystone is a manager-managed company, of which William Coors and Jeffrey Coors are the sole managers.

(4) This number does not include 1,260,000 shares of Class A common stock or 1,470,000 shares of Class B common stock owned by the Adolph Coors, Jr. Trust, as to all of which Peter H. Coors disclaims beneficial ownership. This number does not include an additional aggregate of 487,100 shares held by a number of other trusts that hold the shares for the benefit of certain Coors family members, as to all of which Peter H. Coors disclaims beneficial ownership. Peter H. Coors is a trustee or beneficiary of certain of these trusts. The Commission does not require disclosure of these shares. This number does include 3,655 shares held in the names of Peter H. Coors’ wife and some of his children, as to which he disclaims beneficial ownership. This number includes options to purchase 553,463 shares of Class B common stock exercisable currently or within 60 days. If Peter H. Coors were to be attributed beneficial ownership of the shares held by the trusts, he would beneficially own 100% of the Class A common stock and 2,649,205 shares of the Class B common stock, or 7.3%.

(5) This number included options currently exercisable or exercisable within 60 days to purchase 509,805 shares of class B common stock.

(6) This number does not include an additional 2,000 options not currently exercisable within the next 60 days. These options were issued under our 1991 Equity Compensation Plan for Non-Employee Directors.  Vesting in the options occurs one year from the date of issuance at the end of the one-year term for outside directors.

(7) This number includes options currently exercisable to purchase 1,000 shares of Class B common stock. These options were issued under our 1991 Equity Compensation Plan for Non-Employee Directors. Vesting in the options occurs one year from the date of issuance at the end of the one-year term for outside directors.

(8) This number includes options to purchase 126,667 shares of Class B common stock currently exercisable or exercisable within 60 days.

(9) This number includes options to purchase 33,333 shares of Class B common stock currently exercisable or exercisable within 60 days.

(10) This number includes options to purchase 134,228 shares of Class B common stock currently exercisable or exercisable within 60 days.

(11) Does not include 1,000 options not exercisable within 60 days.  Does not include an additional 1,000 shares purchased by Mr. Oliphant in March 2004.

(c)  Changes in Control

There are no arrangements that would later result in a change of our control.

Item 13. Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

From time-to-time, we employ members of the Coors family, which collectively owns 100% of the voting common stock of the company. Hiring and placement decisions are made based upon merit and compensation packages offered that are commensurate with policies in place for all employees of the company.

(b)  Certain Business Relationships

We purchase a large portion of our paperboard packaging requirements from Graphic Packaging Corporation (GPC), a related party. Various Coors family trusts collectively own all of our Class A voting common stock, approximately 30% of our Class B common stock, and approximately 30% of GPC’s common stock.

Our purchases under the GPC packaging agreement in 2003 totaled $106.4 million. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $5.0 million, $0.8 million and $0.5 million in 2003, 2002 and 2001, respectively.

We are also a limited partner in a real estate development partnership in which a subsidiary of GPC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received no distributions from this partnership in 2003.

(c)  Indebtedness of Management

No member of management or another with a direct or indirect interest in us was indebted to us in excess of $60,000 in 2003.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoorpers LLP as of or for the two fiscal years ended December 28, 2003 are set forth below:

	Fiscal Year 2003	Fiscal Year 2002
	(In thousands)
Audit Fees	$994	$813
Audit-Related Fees	122	973
Tax Fees	28	61
All Other Fees	19	39
Total	$1,163	$1,886

Audit Fees Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of our consolidated financial statements for the fiscal years 2003 and 2002 and the quarterly reviews of our financial statements included in Forms 10-Q.

Audit-Related Fees These were primarily related to recurring section 404 fees and other special accounting projects and audits of our joint ventures.  The 2002 amount also includes fees related to various filings related to the CBL aquisition totaling $655.000.

Tax Fees These were related to tax compliance and related tax services.

All Other Fees These were primarily for other related fees for other special project assistance.

PricewaterhouseCoopers LLC rendered no professional services to us in connection with the design and implementation of financial information systems in fiscal year 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.  The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual exam.  The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule and Exhibits

The following are filed as a part of this Report on Form 10-K (see Item 8)

(1)           Management’s Report to Shareholders

Report of Independent Auditors

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 28, 2003

Consolidated Balance Sheets at December 28, 2003 and December 29, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2003

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 28, 2003

Notes to Consolidated Financial Statements

(2)                                  Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 28, 2003

(3)                                  Exhibit list

Exhibit Number	Document Description
2.1

Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew UK Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed April 18, 2002).

2.2

Agreement and Plan of Merger dated August 14, 2003 by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 6, 2003).

3.1	Certificate of Incorporation of Adolph Coors Company a Delaware corporation, dated August 14, 2003 (incorporated by reference to Annex B of the Proxy Statement on Schedule 14A, dated August 29, 2003).
3.2	By-laws, a Delaware corporation (incorporated by reference to Annex C of the Proxy Statement on Schedule 14A, dated August 29, 2003).
4.1

Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002).

4.2

First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2002).

10.1*	August 2003 amendment to Adolph Coors Company 1990 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 filed December 1, 2003, File No. 333-110855).

10.2	Form of CBC Distributorship Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996).
10.3*	2003 amended Adolph Coors Company Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to Form S-8 filed December 1, 2003, File No. 333-110854).
10.4

Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the commission on October 6, 1992, as amended).

10.5*

Adolph Coors Company Stock Unit Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998).

10.6*	2001 amendment to Adolph Coors Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2000).
10.7*	CBC 2002 Coors Incentive Plan (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 30, 2001).
10.8	Adolph Coors Company Water Augmentation Plan (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989).
10.9*	Amended form of change-in-control agreements for Chairman and for Chief Executive Officer (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 29, 2002).
10.10*	Amended form of change-in-control agreements for other officers (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 29, 2002).
10.11	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2001).
10.12	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001 (incorporated by reference to Exhibit 10.13 to Form 8-K/A filed April 18, 2002).
10.13	Agreed and Restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (filed pursuant to confidential treatment request).
10.14

Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Alex. Brown Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 30, 2001).

10.15

Bridge Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 30, 2001).

10.16*	Adolph Coors Company Deferred Compensation Plan amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 29, 2002).
10.17

Purchase and sale agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2003, filed by Graphic Packaging International Corporation).

10.18	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003 (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended September 29, 2003).
10.19

Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended September 29, 2003)

21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*Represents a management contract.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated October 23, 2003, regarding expected earnings for the third quarter of fiscal year 2003 ended September 28, 2003.

The Company filed a Current Report on Form 8-K dated October 6, 2003, regarding the re-incorporation of Adolph Coors Company as a Delaware corporation.

(c)  Exhibits

The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(d)  Other Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADOLPH COORS COMPANY

By	/s/ Peter H. Coors

Peter H. Coors
Chairman and Director

By	/s/ W. Leo Kiely

W. Leo Kiely
Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Timothy V. Wolf

Timothy V. Wolf
Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Ronald A. Tryggestad

Ronald A. Tryggestad
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ Charles M. Herington	By	/s/ Franklin W. Hobbs

	Charles M. Herington		Franklin W. Hobbs
	Director		Director

By	/s/ Randall Oliphant	By	/s/ Pamela H. Patsley

	Randall Oliphant		Pamela H. Patsley
	Director		Director

By	/s/ Wayne R. Sanders	By	/s/ Albert C. Yates

	Wayne R. Sanders		Albert C. Yates
	Director		Director

March 12, 2004

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors and Shareholders of Adolph Coors Company:

Our audits of the consolidated financial statements referred to in our report dated March 11, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
March 11, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

(In thousands)

	Balance at beginning of year	Acquired with CBL	Additions charged to costs and expenses (2)	Deductions (1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts – trade accounts receivable
Year ended:
December 28, 2003	$14,334	$—	$836	$(3,973)	$1,216	$12,413
December 29, 2002	91	17,136	2,150	(6,988)	1,945	14,334
December 30, 2001	139	—	119	(167)	—	91

Allowance for doubtful accounts – current trade loans
Year ended:
December 28, 2003	$6,582	$—	$(37)	$(2,389)	$485	$4,641
December 29, 2002	—	4,893	978	—	711	6,582

Allowance for doubtful accounts – long term trade loans
Year ended:
December 28, 2003	$17,794	$—	$(100)	$(6,456)	$1,310	$12,548
December 29, 2002	—	13,230	2,644	—	1,920	17,794

Allowance for freight claims
Year ended:
December 28, 2003	$111	$—	$—	$(111)	$—	$—
December 29, 2002	111	—	—	—	—	111
December 30, 2001	104	—	50	(43)	—	111

Allowance for obsolete inventories and supplies
Year ended:
December 28, 2003	$15,024	$—	$16,512	$(16,451)	$826	$15,911
December 29, 2002	4,370	8,324	5,499	(4,155)	986	15,024
December 30, 2001	3,614	—	3,361	(2,605)	—	4,370

(1)   Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(2)   Negative adjustments reflect recoveries.