Form 10-Q
period 2004-03-28
COORS ADOLPH CO
filed 2004-05-07
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 28, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-14829

ADOLPH COORS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
311 Tenth Street, Golden, Colorado (Address of principal executive offices)	80401 (Zip Code)
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

YES ☒ NO ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2004:

Class A Common Stock—1,260,000 shares
Class B Common Stock—35,912,796 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Sales (Note 4)	$1,234,688	$1,100,855
Beer excise taxes	(311,177)	(272,714)

Net sales	923,511	828,141
Cost of goods sold (Note 4)	(611,744)	(559,474)

Gross profit	311,767	268,667
Marketing, general and administrative expenses	(283,777)	(254,310)

Operating income	27,990	14,357
Interest income	4,685	4,659
Interest expense	(20,223)	(21,140)
Other income (expense), net (Note 4)	(1,373)	3,384

Income before income taxes	11,079	1,260
Income tax expense	(3,733)	(454)

Income before minority interest	7,346	806
Minority interests in net income of consolidated joint ventures (Note 2)	(2,506)	—

Net income	$4,840	$806

Net income per common share—basic	$0.13	$0.02

Net income per common share—diluted	$0.13	$0.02

Weighted average shares—basic	36,664	36,317

Weighted average shares—diluted	37,277	36,558

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	March 28, 2004	December 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,541	$19,440
Accounts receivable, net	569,736	656,420
Other receivables, net	98,529	94,652
Inventories, net:
Finished	103,973	91,214
In process	35,854	29,480
Raw materials	85,532	81,068
Packaging materials	8,560	7,723

Total inventories, net:	233,919	209,485
Other current assets	80,582	98,851

Total current assets	1,010,307	1,078,848
Properties, net	1,513,229	1,450,785
Goodwill	816,133	796,420
Other intangibles, net	579,751	552,112
Investments in joint ventures (Notes 2 and 4)	144,636	193,582
Long-term deferred tax asset	214,248	204,804
Other non-current assets	213,208	209,675

Total assets	$4,491,512	$4,486,226

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$301,629	$396,204
Accrued salaries and vacations	48,945	57,593
Taxes, other than income	179,447	212,481
Accrued expenses and other liabilities	378,140	376,279
Short-term borrowings	15,295	21,309
Current portion of long-term debt	202,752	69,856

Total current liabilities	1,126,208	1,133,722
Long-term debt	1,035,894	1,159,838
Deferred tax liability	197,753	195,523
Deferred pension and post-retirement benefits	534,090	530,126
Other long-term liabilities	208,896	199,641

Total liabilities	3,102,841	3,218,850

Minority interests (Note 2)	27,656	—
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, none issued)	—	—
Class A common stock, voting, $0.01 par value (1,260,000 shares authorized, issued and outstanding)	13	13
Class B common stock, non-voting, $0.01 par value, (200,000,000 shares authorized, 35,841,945 and 35,153,707 issued and outstanding, respectively)	358	352

Total capital stock	371	365
Paid-in capital	71,137	32,049
Unvested restricted stock	(525)	(681)
Retained earnings	1,229,081	1,231,802
Accumulated other comprehensive income	60,951	3,841

Total shareholders' equity	1,361,015	1,267,376

Total liabilities and shareholders' equity	$4,491,512	$4,486,226

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$4,840	$806
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest (Note 2)	2,506	—
Equity in net earnings from joint ventures	(11,502)	(10,985)
Distributions from joint ventures	13,412	12,660
Depreciation, depletion and amortization	66,979	56,325
Amortization of debt issuance costs and discounts	1,278	1,006
Gains on sale of properties and intangibles	(341)	(3,311)
Deferred income taxes	10,823	13,302
Change in current assets and liabilities and other, net of effects of consolidation of joint ventures	(54,717)	(32,183)

Net cash provided by operating activities	33,278	37,620

Cash flows from investing activities:
Additions to properties	(37,204)	(55,771)
Proceeds from sales of properties	9,870	1,670
Investment in Molson USA, LLC	(998)	(2,745)
Cash recognized on initial consolidation of joint ventures (Note 2)	20,840	—
Other	(86)	(640)

Net cash used in investing activities	(7,578)	(57,486)

Cash flows from financing activities:
Issuances of stock under stock plans	35,585	—
Dividends paid	(7,560)	(7,450)
Net (payments) proceeds from short-term borrowings	(6,477)	294,345
Net proceeds on commercial paper	48,000	—
Payments on debt and capital lease obligations	(86,138)	(305,725)
Dividends paid to minority interest holders	(2,312)	—
Change in overdraft balances	608	(11,028)

Net cash used in financing activities	(18,294)	(29,858)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	7,406	(49,724)
Effect of exchange rate changes on cash and cash equivalents	695	(408)
Balance at beginning of year	19,440	59,167

Balance at end of quarter	$27,541	$9,035

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and Coors Brewers Limited (CBL); and our other corporate entities.

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries, and, effective December 29, 2003, certain variable interest entities of which we are the primary beneficiary (See Note 2). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the thirteen weeks ended March 28, 2004, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed balance sheet data was derived from audited financial statements.

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

Reclassifications

        Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentation.

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting

for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
	(In thousands, except per share data)
Net income, as reported	$4,840	$806
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,551)	(3,252)

Proforma net income (loss)	$289	$(2,446)

Earnings (loss) per share:
Basic—as reported	$0.13	$0.02
Basic—proforma	$0.01	$(0.07)
Diluted—as reported	$0.13	$0.02
Diluted—proforma	$0.01	$(0.07)

        We lowered the expected term for stock options issued in the first quarter 2004 to 3.5 years, down from 5.4 years in 2003 based on analysis of option exercise activity. We amortize proforma expense over the option vesting period of three years.

2. VARIABLE INTEREST ENTITIES—IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENT

        The FASB finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN 46R) in December 2003, making the new guidance applicable to us in the first quarter of 2004. FIN 46R expands the scope of ARB51 and can require consolidation of legal structures, called "variable interest entities (VIEs)." A VIE does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated three joint ventures in our first quarter 2004 results effective December 29, 2003, and financial position as of March 28, 2004. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC) and Grolsch UK Limited (Grolsch). Significant impacts to our balance sheet included the addition of net fixed assets of RMMC and RMBC totaling approximately $72 million, and RMMC debt of approximately $45 million. The impact to our income statement was to reduce Americas segment cost of goods sold, reclassify costs out of cost of goods sold into marketing, general and administrative expense and to increase corporate interest expense in the quarter. Our partners share of the operating results of the venture is eliminated in the minority interest in net income of subsidiaries line of the accompanying statement of income. Due to inter-period tax allocation to disproportionably high joint venture earnings in the first quarter, our net income was reduced by $0.6 million in the quarter. Results of operation and financial position from prior periods are not being restated as a result of the adoption of FIN 46R.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC has a contract to supply our bottle requirements and Owens has a contract to supply the majority of our bottles for our bottle requirements not met by RMBC in the U.S. In 2003, our share of pre-tax joint venture profits for this venture totaling $2.7 million in the first quarter were offset against cost of goods sold in our Condensed Consolidated Statements of Income. RMBC is a non-taxable entity, accordingly in 2004, income tax expense on the accompanying statement of income only includes taxes related to our share of the joint venture income.

Rocky Mountain Metal Container

        RMMC is a joint venture with Ball Corporation (Ball), a Colorado limited liability company in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under the agreement, RMMC agreed to supply us with substantially all of the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. In 2003, our share of pre-tax joint venture loss totaling $0.4 million in the first quarter was included in cost of goods sold in our Condensed Consolidated Statements of Income. RMMC is a non-taxable entity, accordingly in 2004, income tax expense on the accompanying statement of income only includes taxes related to our share of the joint venture income. Upon consolidation of RMMC, debt of approximately $45 million was added to our balance sheet. As of March 28, 2004, this debt was non-recourse to Coors.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch NV in which we hold a 49% interest. The Grolsch joint venture involves the marketing of Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is manufactured by CBL under a contract brewing arrangement with the joint venture. CBL and Grolsch NV sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge plus a profit margin. In 2003, our share of pre-tax joint venture profits for this venture totaling $0.6 million in the first quarter was included in cost of goods sold in our Condensed Consolidated Statements of Income. Grolsch is a taxable entity in the UK, accordingly in 2004, income tax expense on the accompanying statement of income, includes taxes related to the entire income of the venture. Upon consolidation, net fixed assets of approximately $4 million and a loan from Royal Grolsch NV of approximately $1 million were added to our balance sheet.

        The following summarizes the relative size of our consolidated joint ventures:

	Thirteen Weeks Ended March 28, 2004
			Pre-tax Income (loss)
	Total Assets	Sales(1)
Grolsch UK Limited	$27,742	$12,309	$1,896
Rocky Mountain Bottle Company	$45,102	$21,478	$4,932
Rocky Mountain Metal Container	$78,377	$43,120	$(520)

(1)
Substantially all such sales are made to the Company.

3. EMPLOYEE RETIREMENT PLANS

        We implemented FASB Statement No. 132 (SFAS 132) Employers' Disclosures about Pensions and Other Postretirement Benefits (Revised 2003) in the fourth quarter of 2003 and incorporated its changes into our 2003 Annual Report on Form 10-K. SFAS 132 does not change the accounting and measurement for pensions and other postretirement benefits. It does add new disclosures for the footnotes to the financial statements, including quarterly reporting on Form 10-Q. We are required to include the following disclosures regarding our retirement plan benefit expenses:

	Thirteen Weeks Ended (in thousands):
	March 28, 2004			March 30, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
Defined Benefit Plans
Service cost	$5,277	$8,488	$13,765	$4,541	$7,098	$11,639
Interest cost	13,355	25,212	38,567	12,049	20,448	32,497
Expected return on plan assets	(13,513)	(30,522)	(44,035)	(11,947)	(24,416)	(36,363)
Amortization of prior service cost	1,508	—	1,508	1,451	—	1,451
Amortization of transition obligation	59	—	59	63	—	63
Amortization of net loss	3,593	1,203	4,796	2,247	—	2,247
Less expected participant contributions	—	(2,333)	(2,333)	—	(1,976)	(1,976)

Net periodic pension cost	$10,279	$2,048	$12,327	$8,404	$1,154	$9,558

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499	$401	$—	$401
Interest cost on projected benefit obligation	1,564	—	1,564	1,689	—	1,689
Amortization of prior service cost	(5)	—	(5)	(5)	—	(5)
Recognized net actuarial loss	192	—	192	91	—	91

Net periodic post-retirement benefit cost	$2,250	$—	$2,250	$2,176	$—	$2,176

        We have made no significant revisions to our employer contributions paid, or expected to be paid, in 2004 since reporting at December 28, 2003.

4. EQUITY INVESTMENTS

        The following summarizes information regarding our other equity investments that we have determined are not required to be consolidated under FIN 46R:

Non-Majority-Owned Equity Investments:

	Thirteen Weeks Ended March 28, 2004
	Total Assets	Company share of joint venture loss
	(In thousands)
Molson USA, LLC	$14,419	$(251)
Tradeteam	$111,641	$(710)

Molson USA, LLC

        In January 2001, we entered into a joint venture partnership agreement with Molson, Inc. (Molson), and paid $65.0 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We account for this joint venture by using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. We recognize our share of the joint venture results in the other income (expense), net, line in our Condensed Consolidated Statements of Income given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $40 million. We have determined that, while Molson USA is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other U.K. brewers. Our share of pre-tax joint venture results has been included in the other income (expense), net, line of our Condensed Consolidated Statements of Income given the immateriality of its results. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period. We have determined that Tradeteam is not a variable interest entity as defined in FIN 46R.

Majority-Owned, Non-Consolidated Equity Investment:

	Thirteen Weeks Ended March 28, 2004
	Total Assets	Company share of partnership pre- tax income
	(In thousands)
Coors Canada	$22,156	$12,463

        Coors Canada, Inc. (CCI), a wholly-owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada beginning in 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period and included the addition of Molson performance standards for the Coors brand. These agreements also provide for the possibility for Molson to test market and, if the test market is successful, launch light beers in Canada. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in net sales in our Condensed Consolidated Statements of Income. We do not believe that there is a significant exposure to loss in our current relationship over the expected ownership period. Although we believe Coors Canada is a variable interest entity, we have determined that we are not the primary beneficiary of the entity.

5. OTHER COMPREHENSIVE INCOME

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Net income	$4,840	$806

Other comprehensive income:
Foreign currency translation adjustments	42,413	30,732
Currency effect on minimum pension liability	(3,446)	—
Unrealized gain (loss) on available-for-sale securities and derivative instruments, net of tax	19,794	(8,618)
Reclassification adjustment—available-for-sale securities and derivative instruments, net of tax	(1,651)	1,494

Comprehensive income	$61,950	$24,414

6. EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share were determined using the calculations outlined below:

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Net income available to common shareholders	$4,840	$806

Weighted average shares for basic EPS	36,664	36,317
Effect of dilutive securities:
Stock options granted to employees	583	219
Restricted shares subject to repurchase excluded from basic EPS	30	22

Weighted average shares for diluted EPS	37,277	36,558

Basic EPS	$0.13	$0.02

Diluted EPS	$0.13	$0.02

        The dilutive effects of stock options and restrictive shares were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive stock options totaling 2.2 million weighted average shares were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares.

7. BUSINESS SEGMENTS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN 46R. This segment also includes the Coors Light® business in Canada that is conducted through a partnership investment with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture investment, Molson USA. The Americas also include the small amount of volume that is sold outside of the United States and its territories and Europe.

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, (consolidated under FIN 46R in 2004) and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant.

        Summarized financial information concerning our reportable segments is shown in the following table:

Income Statement Information:	2004	2003
	(In thousands)
Americas
Net sales	$539,793	$526,756
Income before income taxes, after minority interests	29,122	26,689
Europe
Net sales	383,718	301,385
Income before income taxes, after minority interest	5,609	726
Total Operating Segments
Net sales from operating segments	923,511	828,141
Income before income taxes, after minority interests	34,731	27,415
Corporate unallocated expenses, after minority interests	(26,158)	(26,155)

Total consolidated income before income taxes, after minority interests	$8,573	$1,260

        Following is a reconciliation of amounts shown as income before income taxes, after minority interests, to income before income taxes and net income shown on the condensed consolidated statements of income. Minority interests exist in 2004 due to the consolidation of certain variable interest entities as a result of the adoption of FIN 46R (Note 2).

	2004				2003
	Americas	Europe	Corporate	Total	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$29,122	$5,609	$(26,158)	$8,573	$26,689	$726	$(26,155)	$1,260
Minority interests	2,401	545	(440)	2,506	—	—	—	—

Income before income taxes	31,523	6,154	(26,598)	11,079	26,689	726	(26,155)	1,260
Income tax expense				(3,733)				(454)

Income before minority interests				7,346				806
Minority interests				(2,506)				—

Net income				$4,840				$806

8. RESTRUCTURING

        In 2002, we incurred charges related to the closing of our Cape Hill brewery in the United Kingdom. The following summarizes the activity during the first quarter of 2004 related to these restructurings.

        Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets were reclassified as held-for-sale. No impairment was taken on the assets, as their market value exceeds their carrying value. The payment of severance and other termination benefits started in July 2002, and was substantially complete in 2003. The remaining liability consists of unpaid severance and site closure costs. We have a potential buyer for the property and expect disposition to be completed during 2005, depending on obtaining agreement with government authorities on zoning issues. Any unpaid restructuring liability at the time of sale will be reclassified to goodwill.

        The following table illustrates the changes in the liability balance since our last fiscal year end:

	Severance Costs	Other Closing Costs	Total
	(In thousands)
Balance at December 28, 2003	$1,844	$524	$2,368
Cash payments	(59)	(176)	(235)
Effect of foreign exchange	47	15	62

Balance at March 28, 2004	$1,832	$363	$2,195

9. GOODWILL AND OTHER INTANGIBLES

        The following tables present details of our intangible assets as of March 28, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$123.3	$(33.0)	$90.3
Distribution rights	2-10	36.3	(11.2)	25.1
Patents and technology and distribution channels	3-10	33.6	(10.9)	22.7
Other	5-34	16.7	(7.4)	9.3
Intangible assets not subject to amortization:
Brands	Indefinite	363.9		363.9
Pension	N/A	40.7		40.7
Other	Indefinite	27.8		27.8

Total		$642.3	$(62.5)	$579.8

        Based on average foreign exchange rates for the thirteen weeks ended March 28, 2004, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2004	$22.3
2005	$18.1
2006	$16.4
2007	$13.1
2008	$12.6

        Amortization expense of intangible assets was $6.5 million and $5.0 million for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively.

        As of March 28, 2004, goodwill was allocated between our reportable segments as follows:

Segment	As of March 28, 2004
(In millions)
Americas	$151.6
Europe	664.5

Total	$816.1

        Goodwill balances fluctuated from December 28, 2003, due to changes in currency rates.

        Goodwill related to our joint venture investment with Molson was evaluated during the third quarter of 2003 under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB No. 18), and found not to be impaired. Since our acquisition of the joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. We and our partners continue to evaluate and refine the venture's strategy for 2004 and beyond, along with the implications that future assumptions for volume, costs and profit may have on our investment valuation. This goodwill is included in investments in joint ventures in the accompanying Condensed Consolidated Balance Sheet.

10. DEBT

        Our total long-term borrowings as of March 28, 2004, and December 28, 2003, were composed of the following:

	As of
	March 28, 2004	December 28, 2003
	(In thousands)
Short-term borrowings(1)	$15,295	21,309
Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes due 2012	856,160	854,043
Senior Credit Facility:(2)	—	86,000
Commercial paper(3)	297,503	249,645
Other notes payable(4)	64,983	20,006

Total long-term debt	$1,238,646	$1,229,694
Total debt	$1,253,941	$1,251,003

Current portion of long-term debt	$202,752	$69,856

(1)
Our short-term borrowings consist of various uncommitted lines of credit. At March 28, 2004, we had two USD uncommitted lines of credit totaling $50 million. We had $7.0 million outstanding under these lines of credit as of December 28, 2003, and no borrowings outstanding under these lines as of March 28, 2004. Amounts outstanding under the lines of credit bear interest at a rate stated by the lenders. The December interest rate at December 28, 2003, was 1.80%. We also had three uncommitted lines of credit totaling 30.0 million GBP, or approximately $54.5 million based on foreign exchange rates at March 28, 2004. These lines of credit bear interest at a floating rate determined by the lenders. At March 28, 2004, and December 28, 2003, the interest rate was 4.85% and 4.30% and balances outstanding totaled $14.4 million and $11.9 million, respectively. In addition, we have two uncommitted lines of credit totaling 900 million Japanese yen, or approximately $8.5 million, at March 28, 2004. Interest rates are below 1% and amounts outstanding totaled $0.9 million and $2.4 million at March 28, 2004, and December 28, 2003, respectively.

(2)
At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. In connection with the repayments on our term loan, we accelerated the amortization of fees associated with the loan, resulting in a $0.4 million charge to interest expense during the first quarter of 2004.

(3)
In June 2003, we issued approximately $300 million in commercial paper. At March 28, 2004, and December 28, 2003, we had $298 million and $250 million outstanding, respectively. $200 million of our commercial paper balance is classified as short-term, as our intent is to repay that portion in the next twelve months. The remaining $98 million is classified as long-term, reflecting our intent to keep this amount outstanding for longer than 360 days and our ability to refinance these borrowings on a long-term basis through our existing revolving line of credit. As of March 28, 2004, and December 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.15% to 1.20% with a weighted average of 1.182% and from 1.24% to 1.27%, with a weighted average of 1.255%, respectively. As of March 28, 2004, $298 million of our total $500 million unsecured committed credit arrangement was being used as a backstop for our commercial paper program. This line of credit has a five-year term expiring 2007.

(4)
Our other notes payable consists of a CBL note payable totaling approximately $20 million and denominated in Euros that existed at the time of the CBL acquisition; and a note payable issued by our RMMC joint venture (See Note 2). The CBL note bears interest at 5.39% and matures in October 2005. The RMMC note bears interest at 7.20% and matures in December 2013.

11. CONTINGENCIES

Environmental

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs may be capitalized if they extend the life, increase the capacity or improve the safety or efficiency of company-owned assets, or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

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

        In January 2004, Waste Management provided us with updated annual cost estimates through 2032. We reviewed these cost estimates, in conjunction with a third-party expert, in the assessment of our accrual related to this issue. We used certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability is based on our and the third-party's best estimates available.

        The assumptions used are as follows:

  •
  trust management costs will be accrued as incurred,

  •
  income taxes, which we believe not to be an included cost, are not included in the assumptions,

  •
  a 2% inflation rate for future costs, and

  •
  certain operations and maintenance costs were discounted using a 4.98% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1.4 million and $3.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability. We believe that the existing accrual is adequate as of March 28, 2004.

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

Litigation and Other Disputes

        Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend this litigation and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

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

Golden Brewery Accident

        In February 2004, we experienced an accident at our Golden brewery operation that resulted in injuries to three employees, extensive property damage, and a shut-down of the brewery operation for a short amount of time. We maintain insurance coverage for these types of events, including coverage for costs we incurred to avoid any business interruption. We recorded a loss of $2.0 million during the first quarter for clean up, repairs, and losses from the impairment of long-lived assets. We anticipate that our full year 2004 financial results will be negatively impacted by $2.0 million to $3.0 million, largely representing our insurance deductibles. We are still evaluating the total impact of the accident.

Regulatory Compliance Review

        We have concluded a regulatory compliance review of certain trading practices. In accordance with SFAS No. 5, "Accounting for Contingencies", the company has concluded it is not probable a material liability will arise from these practices.

12. SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, a wholly-owned subsidiary of ours, CBC (Issuer) completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheets as of March 28, 2004, and December 28, 2003, and the Condensed Consolidating Statements of Income and Cash Flows for the thirteen weeks ended March 28, 2004, and March 30, 2003. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$550,650	$30,633	$653,405	$—	$1,234,688
Beer excise taxes	—	(86,747)	(356)	(224,074)	—	(311,177)

Net sales	—	463,903	30,277	429,331	—	923,511
Cost of goods sold	—	(299,282)	(23,981)	(288,481)	—	(611,744)
Equity in subsidiary (loss) earnings	(2,557)	20,886	—	—	(18,329)	—

Gross profit (loss)	(2,557)	185,507	6,296	140,850	(18,329)	311,767
Marketing, general and administrative	(133)	(165,259)	(7,898)	(110,487)	—	(283,777)

Operating (loss) income	(2,690)	20,248	(1,602)	30,363	(18,329)	27,990
Interest income	94	2	34	4,555	—	4,685
Interest income (expense)	11,011	(14,333)	4,545	(21,446)	—	(20,223)
Other income (expense)	(103)	(19,572)	41,726	(23,424)	—	(1,373)

Income (loss) before income taxes	8,312	(13,655)	44,703	(9,952)	(18,329)	11,079
Income tax (expense) benefit	(3,472)	11,035	(14,282)	2,986	—	(3,733)

Income (loss) before minority interest	4,840	(2,620)	30,421	(6,966)	(18,329)	7,346
Minority interest	—	—	—	(2,506)	—	(2,506)

Net income (loss)	$4,840	$(2,620)	$30,421	$(9,472)	$(18,329)	$4,840

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$542,591	$27,963	$530,301	$—	$1,100,855
Beer excise taxes	—	(86,824)	(216)	(185,674)	—	(272,714)

Net sales	—	455,767	27,747	344,627	—	828,141
Cost of goods sold	—	(301,026)	(24,652)	(233,796)	—	(559,474)
Equity in subsidiary (loss) earnings	(7,277)	(2,517)	—	—	9,794	—

Gross profit (loss)	(7,277)	152,224	3,095	110,831	9,794	268,667
Marketing, general and administrative	(118)	(154,869)	(6,714)	(92,609)	—	(254,310)

Operating (loss) income	(7,395)	(2,645)	(3,619)	18,222	9,794	14,357
Interest income	169	—	—	4,490	—	4,659
Interest income (expense)	11,571	(13,899)	(338)	(18,474)	—	(21,140)
Other income (expense)	—	7,144	16,185	(19,945)	—	3,384

Income (loss) before income taxes	4,345	(9,400)	12,228	(15,707)	9,794	1,260
Income tax (expense) benefit	(3,539)	2,096	(3,723)	4,712	—	(454)

Net income (loss)	$806	$(7,304)	$8,505	$(10,995)	$9,794	$806

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 28, 2004

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$823	$1,268	$2,262	$23,188	$—	$27,541
Accounts receivable, net	—	116,415	8,588	444,733	—	569,736
Other receivables, net	—	42,805	2,953	52,771	—	98,529
Inventories	—	115,100	7,082	111,737	—	233,919
Other current assets	—	36,077	388	44,117	—	80,582

Total current assets	823	311,665	21,273	676,546	—	1,010,307
Properties, net	—	795,017	18,855	699,357	—	1,513,229
Goodwill	—	148,503	(153,838)	821,468	—	816,133
Other intangibles, net	—	66,631	81,153	431,967	—	579,751
Investments in joint ventures	—	65,302	—	79,334	—	144,636
Net investment in and advances to subs	1,387,370	1,874,461	—	—	(3,261,831)	—
Long-term deferred tax asset	18,392	3,558	140,945	51,353	—	214,248
Other non-current assets	5,836	94,783	2,648	109,941	—	213,208

Total assets	$1,412,421	$3,359,920	$111,036	$2,869,966	$(3,261,831)	$4,491,512

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$151,002	$4,291	$146,336	$—	$301,629
Accrued salaries and vacations	—	39,727	803	8,415	—	48,945
Taxes, other than income	—	34,622	350	144,475	—	179,447
Accrued expenses and other liabilities	23,532	109,855	15,159	229,594	—	378,140
Current portion of long-term debt	—	198,206	—	19,841	—	218,047

Total current liabilities	23,532	533,412	20,603	548,661	—	1,126,208
Long-term debt	20,000	955,457	—	60,437	—	1,035,894
Deferred tax liability	—	—	—	197,753	—	197,753
Other long-term liabilities	7,874	485,057	834	249,221	—	742,986

Total liabilities	51,406	1,973,926	21,437	1,056,072	—	3,102,841

Minority interest	—	—	—	27,656	—	27,656
Total shareholders' equity	1,361,015	1,385,994	89,599	1,786,238	(3,261,831)	1,361,015

Total liabilities and shareholders' equity	$1,412,421	$3,359,920	$111,036	$2,869,966	$(3,261,831)	$4,491,512

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$454	$802	$2,849	$15,335	$—	$19,440
Accounts receivable, net	35	45,018	8,990	564,010	—	618,053
Other receivables, net	—	66,483	2,220	64,316	—	133,019
Current deferred tax asset	—	9,417	(61)	3,463	—	12,819
Total inventories	—	109,113	5,619	94,753	—	209,485
Other current assets	—	30,626	484	54,922	—	86,032

Total current assets	489	261,459	20,101	796,799	—	1,078,848
Properties, at cost and net	—	813,996	18,919	617,870	—	1,450,785
Goodwill	—	151,868	(149,974)	794,526	—	796,420
Other intangibles, net	—	66,913	82,782	402,417	—	552,112
Investments in joint ventures	—	95,392	—	98,190	—	193,582
Net investment in and advances to subs	1,285,272	1,851,260	—	—	(3,136,532)	—
Deferred tax asset	18,392	(125)	135,047	51,490	—	204,804
Other non-current assets	5,318	78,698	2,648	123,011	—	209,675

Total assets	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$179,300	$1,091	$215,813	$—	$396,204
Accrued salaries and vacations	—	47,640	1,203	8,750	—	57,593
Taxes, other than income taxes	—	27,704	715	184,062	—	212,481
Accrued expenses and other liabilities	14,739	103,754	3,456	254,330	—	376,279
Current portion of long-term debt	—	76,855	—	14,310	—	91,165

Total current liabilities	14,739	435,253	6,465	677,265	—	1,133,722
Long-term debt	20,000	1,119,832	(865)	20,871	—	1,159,838
Deferred tax liability	—	—	—	195,523	—	195,523
Other long-term liabilities	7,356	480,401	840	241,170	—	729,767

Total liabilities	42,095	2,035,486	6,440	1,134,829	—	3,218,850

Total shareholders' equity	1,267,376	1,283,975	103,083	1,749,474	(3,136,532)	1,267,376

Total liabilities and shareholders' equity	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$7,010	$(15,161)	$4,047	$37,382	$33,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	—	(12,547)	(386)	(24,271)	(37,204)
Proceeds from sales of properties	—	558	381	8,931	9,870
Investment in Molson USA, LLC	—	(998)	—	—	(998)
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Other	—	—	(86)	—	(86)

Net cash (used in) investing activities	—	(12,987)	(91)	5,500	(7,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	35,585	—	—	—	35,585
Dividends paid	(7,560)	—	—	—	(7,560)
Net (payments) proceeds from short-term borrowings	—	(7,000)	—	523	(6,477)
Net proceeds on commercial paper	—	48,000	—	—	48,000
Payments on debt and capital lease obligations	—	(86,138)	—	—	(86,138)
Dividends paid to minority interests	—	—	—	(2,312)	(2,312)
Change in overdraft balances	—	572	—	36	608
Net activity in investment and advances (to) from subsidiaries	(34,666)	73,180	(4,891)	(33,623)	—

Net cash (used in) provided by financing activities	(6,641)	28,614	(4,891)	(35,376)	(18,294)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	369	466	(935)	7,506	7,406
Effect of exchange rate changes on cash and cash equivalents	—	—	348	347	695
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of quarter	$823	$1,268	$2,262	$23,188	$27,541

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2003

(In thousands unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$8,068	$21,333	$12,294	$(4,075)	$37,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	—	(17,901)	(534)	(37,336)	(55,771)
Proceeds from sales of properties	—	—	648	1,022	1,670
Investment in Molson USA, LLC	—	(2,745)	—	—	(2,745)
Other	—	(640)	—	—	(640)

Net cash (used in) provided by investing activities	—	(21,286)	114	(36,314)	(57,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,450)	—	—	—	(7,450)
Proceeds from short-term borrowings	—	279,400	—	14,945	294,345
Payments on debt and capital lease obligations	—	(263,861)	—	(41,864)	(305,725)
Change in overdraft balances	—	(11,028)	—	—	(11,028)
Net activity in investment and advances (to) from subsidiaries	(352)	(3,334)	(10,144)	13,830	—

Net cash (used in) provided by financing activities	(7,802)	1,177	(10,144)	(13,089)	(29,858)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	266	1,224	2,264	(53,478)	(49,724)
Effect of exchange rate changes on cash and cash equivalents	—	—	65	(473)	(408)
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$427	$1,723	$2,963	$3,922	$9,035

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the first quarter ended March 28, 2004, and March 30, 2003, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 28, 2003. Our results in the first quarter of 2004 are affected by the adoption of FIN 46R, which required consolidation of some of our joint ventures. (See Note 2 in the accompanying financial statements.)

Executive Summary

        The first quarter of 2004 was a better start than last year. Overall, our results improved significantly against difficult operating results a year ago in both our Americas and Europe segments. Although we did not succeed in growing our Americas volumes, we did achieve progress on cost initiatives and supply-chain improvements in the U.S. In addition, we grew volume and share in the U.K. while increasing operating margins, and our Coors Light business in Canada continued its strong performance.

        Our Americas segment net sales and pretax earnings in the first quarter of 2004 improved substantially from the prior year, despite a slight decline in sales volume during the quarter, and lapping of two one-time gains in early 2003—a $4.2 million arbitration settlement and a $3.1 million gain on a warehouse sale. In addition, the initial reaction to the introduction of our low-carb Aspen Edge brand has been positive. This new brand's impact on our first quarter results was small because the rollout began late in the quarter. Our first quarter product supply performance improved to levels comparable to or better than they were before our supply chain system changeover last fall. Americas segment results also benefited from higher revenue per barrel, driven by favorable pricing and higher income from Canada, along with continued cost reductions in our U.S. operations.

        In our Europe segment, beer volumes, net sales and pretax income all grew in the quarter. Results in the segment were driven by increased owned-brand volume and solid margin performance in both our on-trade and off-trade businesses. These positive factors were partially offset by increased overhead expenses and lapping of the last of our transitional service arrangements income in the first quarter of last year. It is important to note that the first quarter is the smallest profit quarter of the year in this segment. Performance in both the summer and holiday seasons will be key to our success this year in the Europe segment.

Results of Operations

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN 46R. This segment also includes the Coors Light® business in Canada that is conducted through a partnership with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture, Molson USA. The Americas also include the small amount of Coors brands that are sold outside of the United States and its territories and Europe.

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Volume in barrels	4,896	4,905	N/M

Net sales	$539,793	$526,756	2.5%
Cost of goods sold	(334,485)	(337,590)	(0.9)%

Gross profit	205,308	189,166	8.5%
Marketing, general and administrative	(175,029)	(165,139)	6.0%

Operating income	30,279	24,027	26.0%
Other income, net(1)	1,244	2,662	(53.3)%

Income before income taxes(2)	$31,523	$26,689	18.1%

(1)
Other income, net consists primarily of our equity share of Molson USA losses and, in 2003, gain from the sale of a warehouse.

(2)
Income before income taxes in 2004 includes $2.4 million of the minority owners' share of income attributable to the RMMC and RMBC joint ventures.

Foreign Currency impact on 2004 results

        In 2004, our Americas segment benefited from a 13% year-over-year increase in the value of the Canadian Dollar (CAD) against the US dollar. As a result of this exchange-rate fluctuation, income before taxes deriving from the Coors Canada partnership are higher than in the prior year by approximately $1.5 million. However, the Canadian exchange rate had a negative impact of approximately $0.9 million on our share of the Molson USA joint venture results.

Net sales and volume

        For the thirteen weeks ended March 28, 2004, net sales in the Americas were $539.8 million, 2.5% higher than $526.8 million for the same period last year. Barrel sales for the same period declined by 0.2% and sales to retail decreased 1.4%. The primary causes of volume declines in 2004 are sustained customer interest in low-carbohydrate beers and lower export sales to Puerto Rico. However, net sales per barrel improved 2.7% in 2004 due to successful pricing initiatives and increased Canada profits.

Cost of goods sold and gross profit

        Cost of goods sold decreased 0.9% to $334.5 million in 2004 from $337.6 million last year. On a per-barrel basis, cost of goods sold decreased 0.7% per barrel quarter-over-quarter, driven primarily by the implementation of FIN 46R that reallocated costs within the income statement, as well as progress on our operations costs initiatives. (See Note 2 in the accompanying financial statements). These favorable factors were partially offset by higher freight, pension, healthcare and other overhead costs in 2004.

        Gross profit increased 8.5% to $205.3 million in the first quarter of the current year, compared to the same period last year, as a result of the factors noted above. Likewise, gross profit as a percentage of net sales was 38.0% in 2004, compared to 35.9% last year.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 6.0% to $175.0 million in 2004 from $165.1 million in 2003. The increase is mainly due to sales and additional marketing investments in Coors Light and Aspen Edge, in addition to higher pension, healthcare and information systems depreciation.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the distribution of Grolsch in the United Kingdom and Republic of Ireland, (consolidated under FIN 46R in 2004) and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland.

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Volume in barrels	2,144	2,013	6.5

Net sales	$383,718	$301,385	27.3
Cost of goods sold	(277,259)	(221,884)	25.0

Gross profit	106,459	79,501	33.9
Marketing, general and administrative	(102,019)	(83,945)	21.5

Operating (loss) income	4,440	(4,444)	N/M
Interest income(1)	4,228	4,365	(3.1)
Other income (expense), net(2)	(2,514)	805	N/M

Income before income taxes(3)	$6,154	$726	N/M

(1)
Interest income is earned on trade loans to UK on-trade customers, and is typically driven by debt balances from period-to-period.

(2)
Other income (expense), net consists primarily of Tradeteam income or loss for the period.

(3)
Income before income taxes in 2004 includes $545 of the minority owner's share of income attributable to the Grolsch joint venture.

Foreign currency impact on 2004 results

        In 2004, our Europe segment benefited from a 15% year-over-year increase in the value of the British pound sterling (GBP) against the US dollar. Partially as a result of this exchange rate fluctuation, all results from our Europe segment in 2004 are significantly higher than in the prior year.

The following table summarizes the approximate effect this change in exchange rate had on the Europe segment pre-tax results in 2004:

Increase Due to Currency Effects
(In thousands)
Net sales	$49,688
Cost of goods sold	(35,800)

Gross profit	13,888
Marketing, general & administrative	(13,089)

Operating income	799
Interest income	541
Other (expense), net	(297)

Income before income taxes	$1,043

Net sales and volume

        Net sales from the Europe segment totaled $383.7 million in the first quarter of 2004, 27.3% higher than the same period last year. Per barrel net sales increased to $179 in 2004, up 19.5% in 2003. Volume grew at 6.5% quarter-over-quarter, partly as a result of the load-in of retail inventories in advance of an excise tax increase, but also reflecting gains in market share in both the on- and the off-trade resulting from successful sales and marketing and new product launches since the first quarter of 2003. Revenue per barrel increased as a result of currency appreciation, an increase in the level of factored brand sales that are included in net sales but not included in reported volumes, and increases in pricing in both the on- and the off-trade.

Cost of goods sold and Gross profit

        Cost of goods sold was $277.2 million in 2004, 25.0% higher than last year. However, as a percentage of net sales, cost of goods sold was 72.3% in 2004 compared to 73.6% in 2003. Increases in cost of goods sold due to currency appreciation, the increased factored brand volume, and higher depreciation and raw materials costs were offset by reduced contract packaging costs and the implementation of FIN 46R in 2004. (See Note 2 in the accompanying financial statements). On a per-barrel basis, cost of goods sold increased 17% due to currency appreciation, the increase in factored brand sales where the related sales are not included in reported volume, and higher raw material costs.

        Gross profit increased 33.9% to $106.5 million compared to the first quarter last year as a result of the factors noted above. Gross profit as a percentage of net sales was 27.7% in 2004 compared to 26.4% last year.

Marketing, general and administrative expenses

        First quarter 2004 marketing, general and administrative expenses were $102.0 million, an increase of approximately 21.5% over first quarter 2003. This increase was as a result of the currency appreciation, the implementation of FIN 46R in 2004 and higher spending in the business related to the UK rollout of Coors Fine Light Beer and investments in our sales capabilities and information systems.

CORPORATE

        Corporate includes interest and certain other general and administrative costs that are not allocated to either the Americas or Europe operating segments. Corporate contains no sales or cost of goods sold. The majority of these corporate costs relate to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Thirteen Weeks Ended
	March 28, 2004	March 30, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Net sales	$—	$—	—
Cost of goods sold	—	—	—

Gross profit	—	—	—
Marketing, general and administrative	(6,729)	(5,226)	28.8
Operating loss	(6,729)	(5,226)	28.8

Interest income	—	294	—
Interest expense	(19,766)	(21,140)	(6.5)
Other (expense) income, net	(103)	(83)	N/M

Loss before income taxes(1)	$(26,598)	$(26,155)	1.7

(1)
Loss before income taxes in 2004 includes $440 of the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

Foreign Currency impact on 2004 results

        In 2004, interest expense included in our Corporate costs suffered from a 15% year-over-year increase in the value of the British pound sterling (GBP) against the US dollar, due to a swap we have in place replacing dollar-denominated debt with GBP-denominated debt. The higher GBP foreign exchange rate increased first quarter interest expense by $1.9 million.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 28.8% to $6.7 million in the first quarter of 2004, compared to the first quarter of 2003. Increases are primarily due to higher pension, healthcare and labor costs in 2004.

Interest expense

        Interest expense decreased $1.4 million in the first quarter of 2004 versus the comparable 2003 period. The decrease is largely due to the introduction of our lower interest rate commercial paper program after the first quarter of 2003 and lower debt balances, partially offset by the negative impact of the British pound exchange rate and the effect of FIN 46R discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of March 28, 2004, we had negative working capital of $115.9 million compared to negative working capital of $54.9 million at December 28, 2003. The increase in negative working capital was driven by the reclassification of an additional $150 million of commercial paper into short-term borrowings at the end of March 2004. We had total cash of $27.5 million at March 28, 2004, compared to $19.4 million at December 28, 2003. The improvement in our negative working capital, excluding the current portion of commercial paper debt, was primarily attributable to decreases in accounts payable, taxes payable and inventory build during the quarter.

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

        We continue to evaluate opportunities to supplement our operating cash flow through potential monetizations of assets. Success in accomplishing these efforts will result in faster reduction of outstanding debt. We also have credit facilities that contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis. During the quarter ended March 28, 2004, we made net debt repayments of approximately $61.5 million.

Operating activities

        Net cash provided by operating activities of $33.3 million for the thirteen weeks ended March 28, 2004, decreased $4.3 million from the comparable period last year. The change was primarily attributable to offsetting working capital changes between quarters and the addition of joint venture cash flows in 2004 upon implementation of FIN 46R (See Note 2 in the accompanying financial statements).

Investing activities

        During the thirteen weeks ended March 28, 2004, net cash used in investing activities was $7.6 million compared to $57.5 million net cash used in the same period last year. This improvement was primarily attributable to reduced capital spending in 2004 and the effect of consolidating our joint ventures under FIN 46R in the quarter. Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as a result of implementing FIN 46R (see Note 2).

Financing activities

        Net cash used in financing activities was $18.3 million for the thirteen weeks ended March 28, 2004, compared to $29.9 million net cash used for the same period last year. The change is mainly the result of strong stock option exercise activity in the first quarter of 2004 reflecting significant share price increases, netted against more payments on debt in 2004. We have also included a new item, "Dividends paid to minority interest holders," in the Financing activities section of our Condensed Consolidated Statements of Cash Flows. This item represents distributions from our joint ventures consolidated as a result of FIN 46R to the minority interest holders in those joint ventures. There is no net impact to cash flows as a result of the adoption of FIN 46R. However, from a year-over-year comparison standpoint, cash flows from operating activities have been increased and cash flows from financing activities have been decreased as a result of classifying dividends paid to minority interest holders in Financing activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of March 28, 2004:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$1,253,941	218,047	47,933	108,044	879,917
Retirement plan expenditures(2)	161,554	67,800	19,874	21,167	52,713
Operating leases	104,147	27,754	46,385	20,703	9,305
Capital leases(3)	4,885	1,628	3,257	—	—
Other long-term obligations(4)	3,119,051	673,316	1,061,388	983,631	400,716

Total obligations	$4,643,578	988,545	1,178,837	1,133,545	1,342,651

(1)
We had several significant changes to our debt obligations in the first quarter of 2004: (a) Due to the implementation of FIN 46R, we consolidated the RMMC accounts, including approximately $45 million of notes payable. The debt proceeds have been used by RMMC to finance capital improvements. RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. (b) At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. (c) In June 2003, we issued approximately $300 million in commercial paper. At March 28, 2004, and December 28, 2003, we had $298 million and $250 million outstanding, respectively. At March 28, 2004, $98 million of our commercial paper balance is classified as long-term, reflecting our intent to keep this amount outstanding for longer than 360 days and our ability to refinance these borrowings on a long-term basis through our existing revolving line of credit. The remaining $200 million is classified as short-term, as our intent is to repay that portion in the next twelve months.

(2)
Represents expected contributions under our defined benefit pension plans and our benefits payments under retiree medical plans.

(3)
Represents a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004.

(4)
Approximately $1.0 billion of the total other long-term obligations relate to long-term supply contracts with our unaffiliated third parties to purchase raw material and energy used in production. Approximately $1.2 billion relates to commitments associated with Tradeteam in the UK. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments. In December 2003, we signed a new agreement with Electronic Data Systems (EDS), an information services provider, effective January 1, 2004. The new EDS contract includes services to our Americas and Europe operations and our corporate offices and, unless extended, will expire in 2010. Also included in Other long-term obligations is the effect of our most recently completed contract with GPC, dated March 25, 2003.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$8,984	$8,984	$—	$—	$—

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," "goals" and similar words. Statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2004" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2004 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies, are forward-looking statements.

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by the substantial amount of indebtedness remaining from financing the acquisition of the CBL business in the United Kingdom, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn in our business and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

RISK FACTORS

        These and other risks and uncertainties affecting us are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our December 28, 2003, report on Form 10-K. You should consider carefully the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals and could cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

  •
  Government regulatory authorities specific to the alcohol beverage industry in the markets in which we operate may adopt regulations that could increase our costs or our liabilities or could limit our business activities.

  •
  If the social acceptability of our products declines, or if there is additional litigation directed at the alcohol beverage companies, or if such litigation is successful, our sales volumes could decrease and our business could be materially adversely affected.

  •
  We have indebtedness that is substantial in relation to our stockholders' equity.

  •
  We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.

  •
  Our primary production facilities in the United States and in England are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel price increases and natural disasters.

  •
  We rely on a small number of suppliers to obtain the packaging and raw materials we need to operate our business.

  •
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

  Risks specific to the Americas Segment

  •
  We are significantly smaller than our two primary competitors in the United States, and may consequently be more vulnerable to cost and price fluctuations.

  •
  We are highly dependent on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products.

  •
  Benefits related to our redesigned supply chain processes and systems in the United States may not be realized.

  •
  We cannot predict with certainty our eventual aggregate cost for our environmental and related matters in which we are currently involved.

  Risks specific to the Europe Segment

  •
  Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve desired pricing.

  •
  Due to a high concentration of unionized workers in the United Kingdom, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.

  •
  We depend exclusively on Tradeteam in England, Wales and Scotland for distribution of our CBL products.

        The foregoing list of important factors is not all-inclusive.

OUTLOOK FOR 2004

Americas

        We expect the U.S. pricing environment to remain positive and anticipate continued strong performance in Canada. However, an increase in price discounting or a decline in volume could have an unfavorable impact on sales and margins. A key factor to achieving success in 2004 lies in our ability to increase sales volumes on a year-over-year basis. The effectiveness of our brand-building around Coors Light and the success of our new Aspen Edge product will be key factors in our attaining volume growth. Further, sales and margins could also be impacted by shifts in consumer preferences, either toward or away from higher-revenue-per-barrel products.

        We expect the following factors will favorably impact our cost of goods sold per barrel trends in the balance of 2004:

  •
  First, the implementation of FIN 46R will have a net impact of reducing cost of goods sold. This accounting standard requires us to consolidate our U.S. container joint ventures, which results in reduced cost of goods sold, as the minority owners' share of joint venture production cost efficiencies is now recorded within our cost of goods, and the minority owners' share of the profit is eliminated in the minority interest line of our income statement.

  •
  Second, our continued focus on operating efficiency within our entire supply chain will help us achieve our long-term goal of reducing controllable production costs by $4-5 per barrel over the next 4-5 years.

  •
  Third, our 2003 cost per barrel results were adversely impacted by additional costs related to the implementation of our new supply chain systems.

        However, we believe the following factors are our biggest challenges to our cost of goods sold per barrel:

  •
  First, input costs are likely to increase in 2004, particularly related to sales mix shift toward higher-cost brands and packages and higher energy-related costs. Further, we anticipate higher freight costs and new transportation carrier regulations to have an unfavorable impact on our logistics costs.

  •
  Second, labor-related costs will increase in 2004, primarily due to higher pension and healthcare costs.

  •
  Third, our distributors rebuilt inventories by about 200,000 barrels in the 2nd quarter of 2003.

        We expect marketing and sales spending per barrel in 2004 to increase at a proportionately higher rate than the past few years. All of the increased brand spending will be behind our new Aspen Edge brand and behind our Coors Light marketing and sales efforts. General and administrative expense will be higher in 2004 primarily due to higher labor costs, including pension and healthcare expense, and increased depreciation of information systems.

Europe

        Our pricing trends within the on- and off-trade channels and cost reduction initiatives all continue to be encouraging and progressing as expected. By the middle of the first quarter 2004, we were no longer lapping the transitional services and contract production income that we received in early 2003, and we also expect better margins in 2004 from less aggressive off-trade price discounting, and not incurring contract packaging costs in 2004. However, we anticipate that factored beer sales will resume their declines in the second half of this year, and the continued mix shift toward the lower-margin off-trade channel will negatively impact our gross margins throughout 2004. In the 2nd and 3rd quarters of this year, off-trade channel volume and market-share trends are also likely to slow substantially as we continue to balance growth and margin priorities and we lap the unusually warm summer of 2003. Additionally in the 2nd quarter, we will face the reversal of the 1st quarter load-in ahead of the March UK excise tax increase.

        The implementation of FIN 46R will reduce cost of goods sold. This accounting standard requires us to consolidate our Grolsch joint venture, which results in reduced cost of goods sold and increased MG&A expenses, as the joint venture's full income statement is consolidated with ours and the minority owner's share of the profit is eliminated in the minority interest line of our income statement. As a partial offset, we will experience the continued impact of higher depreciation and raw-materials costs.

        We expect MG&A expenses to increase as a result of the implementation of FIN 46R in 2003. We anticipate MG&A costs to increase further as a result of increased marketing investment on the rollout of our Coors Fine Light Beer in 2004, increased depreciation charges on dispense equipment and costs relating to restructuring our on-trade sales organization. Additionally in the third quarter, we will be lapping the $3.5 million gain on the 2003 sale of the rights of our Hooper's Hooch brand in Russia.

        The Europe segment is also highly susceptible to fluctuations in the British pound sterling versus the U.S. dollar.

Corporate-wide Expenses

        We estimate that corporate interest expense in the last three quarters of 2004 will be about $17 million per quarter, assuming constant interest and foreign exchange rates for the rest of the year. Global pension expense will be about $2 million higher in each quarter of 2004 than a year earlier, and will also be affected by foreign exchange rates.

        FIN 46R will have no impact on our full-year net income. Above the bottom line, however, operating and pre-tax income will tend to be higher because the minority owners' share of joint venture income is now included in these totals, while in prior years, only our share was included. The quarterly impact on cost of goods sold, MG&A and interest expense could also be significant, with the magnitude dependent on the performance of our container and Grolsch operating ventures.

Liquidity

        We anticipate that we will achieve debt pay down in amounts approaching those achieved in 2003. Our ability to reduce debt greater than reductions achieved in 2003 is dependent on our ability to complete certain strategic asset monetizations, primarily in the Europe segment. Asset monetization could result in material gains or losses on the Consolidated Statements of Income.

Income Taxes

        Our 2004 effective tax rate will be in the range of 32% to 35% absent any unusual items, up from 31.2% in 2003. In the 2nd quarter we will be lapping the temporary reduction in our tax rate, which dropped to 25.8% due to settlement of tax audits in 2003. We are in the process of evaluating whether to permanently reinvest part or all of CBL's current earnings and will complete our evaluation in the 3rd or 4th quarter of 2004.

Earnings Per Share

        Basic and diluted shares outstanding are trending higher so far this year due to the combination of a higher stock price and option exercises. Full year diluted EPS will be affected by actual stock price and option exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to fluctuations in interest rates, the value of foreign currencies and production and packaging materials prices. We have established policies and procedures that govern the management of these exposures through the use of a variety of financial instruments, which are discussed in our 2003 annual report on Form 10-K. Our exposures to loss and our derivative positions at March 28, 2004, are not significantly different from those disclosed in our 2003 annual report.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 28, 2004, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

        Changes in internal control over financial reporting.    There were no changes in internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. We have begun extensive efforts to support management's evaluation of our internal control over financial reporting for the year ending December 26, 2004. Although this process is not complete, potential deficiencies with the Company's internal controls are being identified and evaluated for significance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial or other position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters, including the advertising practices case described below, could arise that may harm our business.

        Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend this litigation and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following are filed as a part of this Report on Form 10-Q:

        Condensed Consolidated Statements of Income for the quarterly periods ended March 28, 2004 and March 30, 2003

        Condensed Consolidated Balance Sheets at March 28, 2004 and December 28, 2003

        Condensed Consolidated Statements of Cash Flows for the quarterly periods ended March 28, 2004 and March 30, 2003

        Notes to Condensed Consolidated Financial Statements

(a)    Exhibits

10.1	Agreed and Restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (incorporated by reference to Form 10-K filed on March 12, 2004).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated February 5, 2004, regarding expected earnings for the fourth quarter and the fiscal year ended December 28, 2003.

        The Company also filed a Current Report on Form 8-K dated April 9, 2004, regarding the candidacy of Peter H. Coors for the United States Senate.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLPH COORS COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) May 7, 2004

Exhibit Index

Exhibit Number	Document Description
10.1	Agreed and Restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (incorporated by reference to Form 10-K filed on March 12, 2004).
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).