Form 10-Q
period 2004-06-27
COORS ADOLPH CO
filed 2004-08-06
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 27, 2004
OR
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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 30, 2004:

Class A Common Stock—1,260,000 shares
Class B Common Stock—36,121,728 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended
	June 27, 2004	June 29, 2003
Sales (Note 3)	$1,550,325	$1,469,371
Excise taxes	(399,631)	(368,995)

Net sales	1,150,694	1,100,376
Cost of goods sold (Note 3)	(703,024)	(683,087)

Gross profit	447,670	417,289
Marketing, general and administrative expenses	(322,062)	(299,812)

Operating income	125,608	117,477
Interest income	4,505	5,203
Interest expense	(17,530)	(22,694)
Other income, net (Note 3)	1,353	2,908

Income before income taxes	113,936	102,894
Income tax expense	(36,495)	(26,552)

Income before minority interests	77,441	76,342
Minority interests in net income of consolidated joint ventures	(5,405)	—

Net income	$72,036	$76,342

Net income per common share—basic	$1.94	$2.10

Net income per common share—diluted	$1.90	$2.09

Weighted average shares—basic	37,160	36,319

Weighted average shares—diluted	37,862	36,524

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003
Sales (Note 3)	$2,785,013	$2,570,226
Excise taxes	(710,808)	(641,709)

Net sales	2,074,205	1,928,517
Cost of goods sold (Note 3)	(1,314,768)	(1,242,561)

Gross profit	759,437	685,956
Marketing, general and administrative expenses	(605,839)	(554,122)

Operating income	153,598	131,834
Interest income	9,190	9,862
Interest expense	(37,753)	(43,834)
Other (expense) income, net (Note 3)	(20)	6,292

Income before income taxes	125,015	104,154
Income tax expense	(40,228)	(27,006)

Income before minority interests	84,787	77,148
Minority interests in net income of consolidated joint ventures	(7,911)	—

Net income	$76,876	$77,148

Net income per common share—basic	$2.08	$2.12

Net income per common share—diluted	$2.05	$2.11

Weighted average shares—basic	36,911	36,318

Weighted average shares—diluted	37,568	36,541

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	As of
	June 27, 2004	December 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,243	$19,440
Accounts receivable, net	650,434	618,053
Other receivables, net	103,188	133,019
Inventories, net:
Finished	114,722	91,214
In process	31,168	29,480
Raw materials	68,348	81,068
Packaging materials	10,464	7,723

Total inventories, net	224,702	209,485
Current deferred tax asset	11,819	12,819
Other current assets	102,159	86,032

Total current assets	1,128,545	1,078,848
Properties, net	1,411,009	1,450,785
Goodwill	820,984	796,420
Other intangibles, net	576,547	552,112
Investments in joint ventures (Note 3)	144,991	193,582
Non-current deferred tax asset	212,013	204,804
Other non-current assets	237,868	209,675

Total assets	$4,531,957	$4,486,226

(Continued)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	June 27, 2004	December 28, 2003
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$304,831	$396,204
Accrued salaries and vacations	48,152	57,593
Taxes, other than income	220,881	212,481
Accrued expenses and other liabilities	391,550	376,279
Short-term borrowings	—	21,309
Current portion of long-term debt	210,515	69,856

Total current liabilities	1,175,929	1,133,722
Long-term debt	931,622	1,159,838
Deferred tax liability	201,332	195,523
Deferred pension and post-retirement benefits	530,522	530,126
Other long-term liabilities	237,379	199,641

Total liabilities	3,076,784	3,218,850

Minority interests	29,759	—
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, none issued)	—	—
Class A common stock, voting, $0.01 par value (1,260,000 shares authorized, issued and outstanding)	13	13
Class B common stock, non-voting, $0.01 par value, (200,000,000 shares authorized, 36,005,905 and 35,153,707 issued and outstanding, respectively)	360	352

Total capital stock	373	365
Paid-in capital	80,498	32,049
Unvested restricted stock	(462)	(681)
Retained earnings	1,293,500	1,231,802
Accumulated other comprehensive income	51,505	3,841

Total shareholders' equity	1,425,414	1,267,376

Total liabilities and shareholders' equity	$4,531,957	$4,486,226

(Concluded)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$76,876	$77,148
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	7,911	—
Equity in net earnings from joint ventures	(27,604)	(29,502)
Distributions from joint ventures	27,962	36,260
Depreciation, depletion and amortization	133,304	116,326
Amortization of debt issuance costs and discounts	1,219	4,276
Losses (gains) on sale of properties and intangibles	300	(2,951)
Deferred income taxes	9,260	40,970
Change in current assets and liabilities and other, net of effects of consolidation of joint ventures	(74,677)	(81,023)

Net cash provided by operating activities	154,551	161,504

Cash flows from investing activities:
Capital expenditures	(75,235)	(107,838)
Proceeds from sales of assets	46,318	12,528
Investment in Molson USA, LLC	(998)	(2,745)
Cash recognized on initial consolidation of joint ventures (Note 2)	20,840	—
Other	(86)	(630)

Net cash used in investing activities	(9,161)	(98,685)

Cash flows from financing activities:
Issuances of stock under stock plans	44,047	113
Dividends paid	(15,178)	(14,901)
Net payments on short-term borrowings	(21,314)	(65,387)
Net (payments on) proceeds from commercial paper	(43,458)	299,556
Payments on debt and capital lease obligations	(88,223)	(312,482)
Dividends paid to minority interest holders	(5,748)	—
Change in overdraft balances and other	(464)	(16,280)

Net cash used in financing activities	(130,338)	(109,381)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	15,052	(46,562)
Effect of exchange rate changes on cash and cash equivalents	1,751	160
Balance at beginning of year	19,440	59,167

Balance at end of quarter	$36,243	$12,765

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2004

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and Coors Brewers Limited (CBL); and our other corporate entities.

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries, and, effective December 29, 2003, certain variable interest entities of which we are the primary beneficiary (See Note 2). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the twenty-six weeks ended June 27, 2004, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. Compensation expense recorded in the financial statements relates to grants of restricted stock, and beginning in the second quarter of 2004, contingently issuable shares of stock granted to key executives, whose issuance is considered probable on December 31, 2004. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands, except per share data)
Net income, as reported	$72,036	$76,342	$76,876	$77,148
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income, as reported	1,046	91	1,133	178
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,978)	(4,061)	(8,616)	(7,400)

Proforma net income	$69,104	$72,372	$69,393	$69,926

Earnings per share:
Basic—as reported	$1.94	$2.10	$2.08	$2.12
Basic—proforma	$1.86	$1.99	$1.88	$1.93
Diluted—as reported	$1.90	$2.09	$2.05	$2.11
Diluted—proforma	$1.83	$1.98	$1.85	$1.91

        We adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16B officers and to 3.5 years for other option grantees, from 5.4 years in 2003. We amortize proforma expense over the option-vesting period of three years.

2.     VARIABLE INTEREST ENTITIES

        The FASB finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN 46R) in December 2003, making the new guidance applicable to us in the first quarter of 2004. FIN 46R expands the scope of ARB51 and can require consolidation of legal structures, called "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated three joint ventures in our 2004 results, effective December 29, 2003, and financial position as of June 27, 2004. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC) and Grolsch UK Limited (Grolsch). The impacts to our balance sheet included the addition of net fixed assets of RMMC and RMBC totaling approximately $69 million, and RMMC debt of approximately $45 million. The most significant impact to our cash flow statement for the twenty-six weeks ended June 27, 2004, was to increase depreciation expense by approximately $5.8 million. The impact to our income statement was to reduce Americas segment cost of goods sold, reclassify Europe segment costs out of cost of goods sold into marketing, general and administrative expense and to increase corporate interest expense in the quarter. Our partners' share of the operating results of the ventures is eliminated in the minority interest in net income of consolidated joint ventures line of the accompanying statement of income. Results of operations and financial position from prior periods are not being restated as a result of the adoption of FIN 46R.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. In 2003, our share of pre-tax joint venture profits for this venture, totaling $3.6 million and $6.3 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively, was included in cost of goods sold in our Condensed

Consolidated Statements of Income. RMBC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all of the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. In 2003, our share of pre-tax joint venture profits, totaling $0.40 million and $0.04 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively, was included in cost of goods sold in our Condensed Consolidated Statements of Income. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income. Upon consolidation of RMMC, debt of approximately $45 million was added to our balance sheet. As of June 27, 2004, this debt was non-recourse to Coors.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch NV in which we hold a 49% interest. The Grolsch joint venture markets Grolsch® branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Grolsch NV sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. In 2003, our share of after-tax profits for this venture, totaling $1.0 million and $ 1.6 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively, was included in cost of goods sold in our Condensed Consolidated Statements of Income. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense on the accompanying statements of income includes taxes related to the entire income of the venture. Upon consolidation, net fixed assets of approximately $4 million and net intangibles of approximately $21 million were added to our balance sheet.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended June 27, 2004			Twenty-six Weeks Ended June 27, 2004
	Total Assets	Sales(1)	Pre-tax Income	Total Assets	Sales(1)	Pre-tax Income
	(In thousands)
Grolsch	$33,236	$28,799	$3,783	$33,236	$41,108	$5,679
RMBC	$43,305	$23,112	$5,806	$43,305	$44,590	$10,738
RMMC	$83,326	$59,365	$2,499	$83,326	$102,485	$1,979

(1)
Substantially all such sales are made to the Company.

3.     EQUITY INVESTMENTS

        The following summarizes information regarding our other equity investments that we have determined are not required to be consolidated under FIN 46R:

Non-Majority-Owned Equity Investments:

	Thirteen Weeks Ended June 27, 2004		Twenty-six Weeks Ended June 27, 2004
	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)
	(In thousands)
Molson USA, LLC	$14,938	$(633)	$14,938	$(884)
Tradeteam	$116,353	$1,741	$116,353	$1,031

Molson USA, LLC

        In January 2001, we entered into a joint venture partnership agreement with Molson Inc. (Molson), and paid $65.0 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We account for this joint venture by using the equity method of accounting. We recognize our share of the joint venture results in the other income (expense), net, line in our Condensed Consolidated Statements of Income, given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $41 million. We have determined that, while Molson USA is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other UK brewers. Our share of pre-tax joint venture results has been included in the other income (expense), net, line of our Condensed Consolidated Statements of Income given the immateriality of its results. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period. We have determined that Tradeteam is not a variable interest entity as defined in FIN 46R.

Majority-Owned, Non-Consolidated Equity Investment:

	Thirteen Weeks Ended June 27, 2004		Twenty-six Weeks Ended June 27, 2004
	Total Assets	Company share of partnership pre-tax income	Total Assets	Company share of partnership pre-tax income
	(In thousands)
Coors Canada	$21,430	$14,995	$21,430	$27,458

        Coors Canada, Inc. (CCI), a wholly-owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada beginning in 1998. CCI and Molson have a 50.1% and 49.9% interest, respectively, in Coors Canada. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, while the partnership contracts with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period and included the addition of Molson performance standards for the Coors brand. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in net sales in our Condensed Consolidated Statements of Income. We do not believe that there is a significant exposure to loss in our current relationship over the expected ownership period. Although we believe Coors Canada is a variable interest entity, we have determined that we are not the primary beneficiary of the entity.

4.     OTHER COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)
Net income	$72,036	$76,342	$76,876	$77,148

Other comprehensive income:
Foreign currency translation adjustments, net of tax	6,974	22,665	49,387	53,397
Currency effect on minimum pension liability	(805)	—	(4,251)	—
Unrealized (loss) gain on derivative instruments, net of tax	(14,635)	9,137	5,159	519
Reclassification adjustment -derivative instruments, net of tax	(980)	455	(2,631)	1,949

Comprehensive income	$62,590	$108,599	$124,540	$133,013

5.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share were determined using the calculations outlined below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands, except per share amounts)
Net income available to common shareholders	$72,036	$76,342	$76,876	$77,148

Weighted average shares for basic EPS	37,160	36,319	36,911	36,318
Effect of dilutive securities:
Stock options granted to employees	671	184	626	202
Restricted shares subject to repurchase excluded from basic EPS	31	21	31	21

Weighted average shares for diluted EPS	37,862	36,524	37,568	36,541

Basic EPS	$1.94	$2.10	$2.08	$2.12

Diluted EPS	$1.90	$2.09	$2.05	$2.11

        The dilutive effects of stock options and restrictive shares were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive stock options totaling 1.3 million and 3.8 million in the thirteen weeks and 2.6 million and 1.8 million in the twenty-six weeks ended June 27, 2004 and June 29, 2003, respectively, were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares.

6.     BUSINESS SEGMENTS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN 46R. This segment also includes the Coors Light® business in Canada that is conducted through a joint venture with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture, Molson USA. The Americas also include the small amount of volume that is sold outside of the United States and its territories and Europe.

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world; our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland; (consolidated under FIN 46R in 2004) and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer® in the United Kingdom and Coors Light in the Republic of Ireland.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant.

        Summarized financial information concerning our reportable segments is shown in the following table:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)
Income Statement Information
Americas
Net sales	$679,385	$692,033	$1,219,178	$1,218,789
Income before income taxes, after minority interests	86,474	90,210	115,596	116,899
Europe
Net sales	471,309	408,343	855,027	709,728
Income before income taxes, after minority interests	49,729	41,887	55,338	42,613
Total Operating Segments
Net sales from operating segments	1,150,694	1,100,376	2,074,205	1,928,517
Income before income taxes, after minority interests	136,203	132,097	170,934	159,512
Corporate unallocated expenses, after minority interests	(27,672)	(29,203)	(53,830)	(55,358)

Total consolidated income before income taxes, after minority interests	$108,531	$102,894	$117,104	$104,154

        Following is a reconciliation of amounts shown as income before income taxes, after minority interests, to income before income taxes and net income shown on the condensed consolidated statements of income. Minority interests exist in 2004 due to the consolidation of certain variable interest entities as a result of the adoption of FIN 46R (Note 2).

	Thirteen Weeks Ended June 27, 2004				Thirteen Weeks Ended June 29, 2003
	Americas	Europe	Corporate	Total	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$86,474	$49,729	$(27,672)	$108,531	$90,210	$41,887	$(29,203)	$102,894
Minority interests	4,276	1,477	(348)	5,405	—	—	—	—

Income before income taxes	90,750	51,206	(28,020)	113,936	90,210	41,887	(29,203)	102,894
Income tax expense				(36,495)				(26,552)

Income before minority interests				77,441				76,342
Minority interests				(5,405)				—

Net income				$72,036				$76,342

	Twenty-six Weeks Ended June 27, 2004				Twenty-six Weeks Ended June 29, 2003
	Americas	Europe	Corporate	Total	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$115,596	$55,338	$(53,830)	$117,104	$116,899	$42,613	$(55,358)	$104,154
Minority interests	6,677	2,022	(788)	7,911	—	—	—	—

Income before income taxes	122,273	57,360	(54,618)	125,015	116,899	$42,613	$(55,358)	$104,154
Income tax expense				(40,228)				(27,006)

Income before minority interests				84,787				77,148
Minority interests				(7,911)				—

Net income				$76,876				$77,148

7.     CAPE HILL BREWERY SALE

        We sold our Cape Hill brewery property in May 2004 for £26 million (approximately $46 million at current exchange rates), with £6 million payable to us in 2004 and £20 million due in 2005. We received an initial payment of £500 thousand at closing and expect the sale to result in a one-time pretax gain of £4 million (approximately $7 million). We recorded an insignificant portion of the ultimate gain in the second quarter of 2004 under the installment method. We anticipate recording the remaining gain on sale in the fourth quarter of 2004 after the remaining 2004 payment has been received.

        In 2002, we recorded charges related to the closing of our Cape Hill brewery, which were included in our purchase of CBL. Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets were reclassified as held-for-sale. No impairment was taken on the assets, as their market value exceeded their carrying value. The payment of severance and other termination benefits started in July 2002 and will be completed in December 2004. We will reduce goodwill for unpaid restructuring liabilities upon completion of sale recognition in 2004.

8.     CONTAINER OUTSOURCING ARRANGEMENT

        CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. in the second quarter of 2004. TrenStar acquired CBL's keg and cask inventory and will provide ongoing container management services for Coors in the United Kingdom, including installation of radio frequency identification tags on each container and the use of container tracking technology under a 15-year service agreement. We received a cash payment of approximately £28 million ($50 million at current exchange rates) for our UK keg and cask inventory. An insignificant loss was recognized on the sale.

9.     GOODWILL AND OTHER INTANGIBLES

        The following tables present details of our intangible assets as of June 27, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$124.0	$36.6	$87.4
Distribution rights	2-10	36.6	12.1	24.5
Patents and technology and distribution channels	3-10	33.9	12.9	21.0
Other	5-34	16.7	7.7	9.0
Intangible assets not subject to amortization:
Brands	Indefinite	366.1	—	366.1
Pension	N/A	40.7	—	40.7
Other	Indefinite	27.8	—	27.8

Total		$645.8	$69.3	$576.5

        Based on average foreign exchange rates for the thirteen weeks ended June 27, 2004, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2004—Remaining	$11.8
2005	$18.4
2006	$17.5
2007	$13.2
2008	$12.7

        Amortization expense of intangible assets was $11.8 million and $13.0 million for the twenty-six weeks ended June 27, 2004 and June 29, 2003, respectively.

        As of June 27, 2004, goodwill was allocated between our reportable segments as follows:

Segment	Amount
(In millions)
Americas	$152
Europe	668

Total	$820

        Goodwill balances fluctuated from December 28, 2003, solely due to changes in currency rates.

        Goodwill related to our joint venture investment with Molson in the United States was evaluated during the third quarter of 2003 under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB No. 18), and found not to be impaired. Since our acquisition of the joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. Our partners and we continue to evaluate and refine the venture's strategy for 2004 and beyond, along with the implications that future assumptions for volume, costs and profit may have on our investment valuation. This goodwill is included in investments in joint ventures in the accompanying Condensed Consolidated Balance Sheet.

10.   DEBT

        Our total long-term borrowings as of June 27, 2004, and December 28, 2003, were composed of the following:

	As of
	June 27, 2004	December 28, 2003
	(In thousands)
Short-term borrowings(1)	$—	$21,309
Senior private placement notes	$20,000	$20,000
6 3/8% Senior notes due 2012	850,766	854,043
Senior Credit Facility:(2)	—	86,000
Commercial paper(3)	206,313	249,645
Other notes payable(4)	65,058	20,006

Total long-term debt	$1,142,137	$1,229,694
Total debt	$1,142,137	$1,251,003

Current portion of long-term debt	$210,515	$69,856

(1)
Our short-term borrowings consist of various uncommitted lines of credit. At June 27, 2004, we had two USD uncommitted lines of credit totaling $50 million. We had $7.0 million outstanding under these lines of credit as of December 28, 2003, and no borrowings outstanding under these lines as of June 27, 2004. Amounts outstanding under the lines of credit bear interest at a rate stated by the lenders. The interest rate at December 28, 2003, was 1.80%. We also had three uncommitted lines of credit totaling £ 30.0 million, or approximately $54.8 million based on foreign exchange rates at June 27, 2004. These lines of credit bear interest at a floating rate determined by the lenders. At June 27, 2004, there was no balance outstanding and at December 28, 2003, the balance outstanding totaled $11.9 million. The interest rate at December 28, 2003 was 4.30%. In addition, we have two uncommitted lines of credit totaling 900 million Japanese yen, or approximately $8.4 million, at June 27, 2004. Interest rates are below 1% and amounts outstanding totaled $2.4 million at December 28, 2003. There was no balance outstanding at June 27, 2004.

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

(3)
In June 2003, we issued approximately $300 million in commercial paper. At June 27, 2004, and December 28, 2003, we had $206 million and $250 million outstanding, respectively. All of our commercial paper balance is classified as short-term as of June 27, 2004, as our intent is to repay the entire balance in the next twelve months. As of June 27, 2004, and December 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.10% to 1.58%, with a weighted average of 1.33%; and from 1.24% to 1.27%, with a weighted average of 1.255%, respectively. As of June 27, 2004, $206 million of our total $500 million unsecured committed credit arrangement was being used as a backstop for our commercial paper program. This line of credit has a five-year term expiring 2007.

(4)
Our other notes payable consist of a CBL note payable totaling approximately $20 million and denominated in Euros that existed at the time of the CBL acquisition; and a note payable totaling approximately $45 million issued by our RMMC joint venture (See Note 2). The CBL note bears interest at 5.39% and matures in October 2005. The RMMC note bears interest at 7.20% and matures in December 2013.

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

	Thirteen Weeks Ended:
	June 27, 2004			June 29, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,024	$8,358	$13,382	$4,603	$7,178	$11,781
Interest cost	12,962	24,824	37,786	12,210	20,678	32,888
Expected return on plan assets	(13,104)	(30,052)	(43,156)	(12,121)	(24,691)	(36,812)
Amortization of prior service cost	1,464	—	1,464	1,470	—	1,470
Amortization of transition obligation	60	—	60	60	—	60
Amortization of net loss	3,487	1,185	4,672	2,279	—	2,279
Less expected participant contributions	—	(2,297)	(2,297)	—	(1,998)	(1,998)

Net periodic pension cost	$9,893	$2,018	$11,911	$8,501	$1,167	$9,668

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499	$401	$—	$401
Interest cost on projected benefit obligation	1,564	—	1,564	1,689	—	1,689
Amortization of prior service cost	(5)	—	(5)	(5)	—	(5)
Recognized net actuarial loss	192	—	192	91	—	91

Net periodic post-retirement benefit cost	$2,250	$—	$2,250	$2,176	$—	$2,176

	Twenty-six Weeks Ended:
	June 27, 2004			June 29, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$10,301	$16,846	$27,147	$9,144	$14,276	$23,420
Interest cost	26,317	50,036	76,353	24,259	41,126	65,385
Expected return on plan assets	(26,617)	(60,574)	(87,191)	(24,068)	(49,107)	(73,175)
Amortization of prior service cost	2,972	—	2,972	2,921	—	2,921
Amortization of transition obligation	119	—	119	123	—	123
Amortization of net loss	7,080	2,388	9,468	4,526	—	4,526
Less expected participant contributions	—	(4,630)	(4,630)	—	(3,974)	(3,974)

Net periodic pension cost	$20,172	$4,066	$24,238	$16,905	$2,321	$19,226

Other Postretirement Benefits
Service cost—benefits earned during the period	$998	$—	$998	$802	$—	$802
Interest cost on projected benefit obligation	3,128	—	3,128	3,378	—	3,378
Amortization of prior service cost	(10)	—	(10)	(10)	—	(10)
Recognized net actuarial loss	384	—	384	182	—	182

Net periodic post-retirement benefit cost	$4,500	$—	$4,500	$4,352	$—	$4,352

12.   CHANGES IN CAPITAL STOCK AND PAID-IN CAPITAL

        The following summarizes the changes in our capital stock and paid-in capital accounts during the first six months of 2004:

	Shares of common stock issued		Common stock issued
					Paid-in Capital
	Class A	Class B	Class A	Class B
	(In thousands)
Balances at December 28, 2003	1,260	35,154	$13	$352	$32,049
Shares issued under stock plans	—	852	—	8	44,047
Tax benefit from shares issued under stock plans	—	—	—	—	4,402

Balances at June 27, 2004	1,260	36,006	$13	$360	$80,498

13.   SUBSEQUENT EVENTS

Molson Coors Merger Agreement

        On July 22, 2004, we announced that we had entered into a definitive agreement with Molson Inc. to combine in a merger of equals that will result in the world's fifth-largest brewing company by volume, with estimated combined beer sales of 51 million US barrels annually. The proposed merger is subject to approval by shareholders of both companies, the Supreme Court of Quebec, appropriate regulators and other authorities, as well as customary closing conditions.

Interest Rate Swap

        On July 1, 2004, we entered into interest rate swap agreements related to $125 million of our 6 3/8% senior notes due 2012. The interest rate swaps converted $125 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread of 1.623% plus the six-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $125 million of our 6 3/8% senior notes due 2012 attributable to changes in the LIBOR swap rates.

CBL Purchase Price Adjustment

        In July 2004, we received £14 million (approximately $26 million at current exchange rates) from Interbrew, related to representations made by Interbrew when CBL was purchased in 2002. We are evaluating the accounting required in the third quarter related to our purchase price accounting at the time of the CBL acquisition.

Pub Dispense Equipment Outsourcing Agreement

        CBL reached an agreement with Service Dispense Equipment Ltd. (SDE) to outsource the management and servicing of CBL's on-trade dispense equipment on August 2, 2004. Under the technical services agreement, which includes a ten year notice to terminate, SDE will acquire CBL's on-trade beverage dispense equipment for approximately £53 million in cash (approximately $95 million at current exchange rates) and provide ongoing maintenance and procurement services on such equipment in the United Kingdom. We expect to record a pretax loss of approximately £12 million (approximately $22 million at current exchange rates) from the sale of the assets.

        CBL, Scottish Courage and Carlsberg UK will each own an equal voting interest in SDE, which will own and service the dispense equipment of all three brewers. SDE will contract with a separate business, Innserve Ltd., to perform day-to-day technical services, including on-trade cellar services, maintenance and installation of fonts, lines, coolers and other equipment used to dispense on-trade beverages.

        The agreement is subject to the approval of the Office of Fair Trading (OFT) in the United Kingdom. If the agreement is approved by the OFT, the company expects the majority of its current technical services staff of 320 employees to join the workforce of Innserve Ltd. and the new technical services business to be fully operational by early 2005.

14.   CONTINGENCIES

Environmental

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs are capitalized if they extend the life, increase the capacity or improve the safety or efficiency of company-owned assets, or are incurred to mitigate or prevent future environmental contamination. Other environmental costs are expensed when incurred.

Lowry Superfund Site

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

        Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1.4 million and $3.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability. We believe that the existing accrual is adequate as of June 27, 2004.

        Considering that the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

Other Environmental

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

Golden Brewery Accident

        In February 2004, we experienced an accident at our Golden brewery operation that resulted in injuries to three employees, extensive property damage, and a shutdown of the brewery operation for a short amount of time. We maintain insurance coverage for these types of events; including coverage for costs we incurred to avoid any business interruption. We recorded a loss of $2.0 million during the first quarter of 2004 for cleanup, repairs, and losses from the impairment of long-lived assets. We continued our cleanup and repair efforts in the second quarter of 2004. Our costs and losses are fully insured, but we anticipate that our full-year 2004 financial results will be negatively impacted by approximately $2.0 million, representing our insurance deductibles. These costs will be offset in the Condensed Consolidated Statements of Income by gains associated with insurance recoveries for costs that are being capitalized to property, plant and equipment. FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets, clarifies that if insurance reimbursements are collected for costs that were capitalized to the balance sheet, those reimbursements are to be treated as gains, as opposed to reducing that book basis of the related assets. We anticipate that we will recognize gains in the current year of $2.0 million to $4.0 million from the insurance proceeds we receive for costs incurred for capital assets purchased as a part of the project to restore the damaged area.

15.   SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, a wholly-owned subsidiary of ours, CBC (Issuer), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheets as of June 27, 2004, and December 28, 2003, and the Condensed Consolidating Statements of Income for the thirteen and twenty-six weeks ended June 27, 2004, and June 29, 2003, and the Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 27, 2004, and June 29, 2003. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2004 (IN THOUSANDS, UNAUDITED)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$696,849	$36,959	$816,517	$—	$1,550,325
Excise taxes	—	(107,995)	(519)	(291,117)	—	(399,631)

Net sales	—	588,854	36,440	525,400	—	1,150,694
Cost of goods sold	—	(353,088)	(28,142)	(321,794)	—	(703,024)
Equity in subsidiary earnings	65,601	59,543	—	—	(125,144)	—

Gross profit	65,601	295,309	8,298	203,606	(125,144)	447,670
Marketing, general and administrative	(1,531)	(188,696)	(7,219)	(124,616)	—	(322,062)

Operating income	64,070	106,613	1,079	78,990	(125,144)	125,608
Interest income	144	4	94	4,263	—	4,505
Interest income (expense)	11,201	(12,354)	4,369	(20,746)	—	(17,530)
Other income (expense)	(207)	(25,652)	51,784	(24,572)	—	1,353

Income before income taxes	75,208	68,611	57,326	37,935	(125,144)	113,936
Income tax expense	(3,172)	(2,999)	(18,943)	(11,381)	—	(36,495)

Income before minority interest	72,036	65,612	38,383	26,554	(125,144)	77,441
Minority interest	—	—	—	(5,405)	—	(5,405)

Net income	$72,036	$65,612	$38,383	$21,149	$(125,144)	$72,036

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2003 (IN THOUSANDS, UNAUDITED)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$717,238	$35,748	$716,385	$—	$1,469,371
Excise taxes	—	(113,528)	(223)	(255,244)	—	(368,995)

Net sales	—	603,710	35,525	461,141	—	1,100,376
Cost of goods sold	—	(354,771)	(28,579)	(299,737)	—	(683,087)
Equity in subsidiary earnings	67,917	36,339	—	—	(104,256)	—

Gross profit	67,917	285,278	6,946	161,404	(104,256)	417,289
Marketing, general and administrative expenses	(123)	(191,018)	(7,377)	(101,294)	—	(299,812)

Operating income (loss)	67,794	94,260	(431)	60,110	(104,256)	117,477
Interest income	197	—	61	4,945	—	5,203
Interest income (expense)	11,156	(16,384)	764	(18,230)	—	(22,694)
Other (expense) income	(90)	31	23,520	(20,553)	—	2,908

Income before income taxes	79,057	77,907	23,914	26,272	(104,256)	102,894
Income tax expense	(2,715)	(10,128)	(5,827)	(7,882)	—	(26,552)

Net income	$76,342	$67,779	$18,087	$18,390	$(104,256)	$76,342

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2004 (IN THOUSANDS, UNAUDITED)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,247,499	$67,592	$1,469,922	$—	$2,785,013
Excise taxes	—	(194,742)	(875)	(515,191)	—	(710,808)

Net sales	—	1,052,757	66,717	954,731	—	2,074,205
Cost of goods sold	—	(652,370)	(52,123)	(610,275)	—	(1,314,768)
Equity in subsidiary earnings	63,044	80,429			(143,473)

Gross profit	63,044	480,816	14,594	344,456	(143,473)	759,437
Marketing, general and administrative expenses	(1,664)	(353,955)	(15,117)	(235,103)	—	(605,839)

Operating income (loss)	61,380	126,861	(523)	109,353	(143,473)	153,598
Interest income	238	6	128	8,818	—	9,190
Interest income (expense)	22,212	(26,687)	8,914	(42,192)	—	(37,753)
Other (expense) income	(310)	(45,224)	93,510	(47,996)	—	(20)

Income before income taxes	83,520	54,956	102,029	27,983	(143,473)	125,015
Income tax expense	(6,644)	8,036	(33,225)	(8,395)	—	(40,228)

Income before minority interest	76,876	62,992	68,804	19,588	(143,473)	84,787
Minority interest	—	—	—	(7,911)	—	(7,911)

Net income	$76,876	$62,992	$68,804	$11,677	$(143,473)	$76,876

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003 (IN THOUSANDS, UNAUDITED)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,275,747	$49,500	$1,244,979	$—	$2,570,226
Excise taxes	—	(200,352)	(439)	(440,918)	—	(641,709)

Net sales	—	1,075,395	49,061	804,061	—	1,928,517
Cost of goods sold	—	(671,715)	(39,020)	(531,826)	—	(1,242,561)
Equity in subsidiary earnings	60,640	33,822	—	—	(94,462)	—

Gross profit	60,640	437,502	10,041	272,235	(94,462)	685,956
Marketing, general and administrative expenses	(241)	(345,887)	(14,091)	(193,903)	—	(554,122)

Operating income (loss)	60,399	91,615	(4,050)	78,332	(94,462)	131,834
Interest income	366	—	61	9,435	—	9,862
Interest income (expense)	22,727	(30,283)	426	(36,704)	—	(43,834)
Other (expense) income	(90)	7,175	39,705	(40,498)	—	6,292

Income before income taxes	83,402	68,507	36,142	10,565	(94,462)	104,154
Income tax expense	(6,254)	(8,032)	(9,550)	(3,170)	—	(27,006)

Net income	$77,148	$60,475	$26,592	$7,395	$(94,462)	$77,148

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 27, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$110	$1,751	$3,153	$31,229	$—	$36,243
Accounts receivable, net	—	116,065	11,965	522,404	—	650,434
Other receivables, net	—	39,482	3,738	59,968	—	103,188
Inventories	—	110,915	7,941	105,846	—	224,702
Current deferred tax asset	—	8,416	(62)	3,465	—	11,819
Other current assets	—	54,373	331	47,455	—	102,159

Total current assets	110	331,002	27,066	770,367	—	1,128,545
Properties, net	—	786,465	19,839	604,705	—	1,411,009
Goodwill	—	148,519	(154,789)	827,254	—	820,984
Other intangibles, net	—	66,364	10,426	499,757	—	576,547
Investments in joint ventures	—	64,671	—	80,320	—	144,991
Net investment in and advances to subs	1,457,182	1,875,772	—	—	(3,332,954)	—
Long-term deferred tax asset	18,406	10,753	131,511	51,343	—	212,013
Other non-current assets	5,649	79,700	2,648	149,871	—	237,868

Total assets	$1,481,347	$3,363,246	$36,701	$2,983,617	$(3,332,954)	$4,531,957

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$148,420	$3,342	$153,069	$—	$304,831
Accrued salaries and vacations	1,410	37,213	1,148	8,381	—	48,152
Taxes, other than income	—	29,350	606	190,925	—	220,881
Accrued expenses and other liabilities	26,556	106,183	2,351	256,460	—	391,550
Current debt	—	205,970	—	4,545	—	210,515

Total current liabilities	27,966	527,136	7,447	613,380	—	1,175,929
Long-term debt	20,000	851,109	—	60,513	—	931,622
Deferred tax liability	—	—	—	201,332	—	201,332
Other long-term liabilities	7,967	529,136	977	229,821	—	767,901

Total liabilities	55,933	1,907,381	8,424	1,105,046	—	3,076,784

Minority interest	—	—	—	29,759	—	29,759
Total shareholders' equity	1,425,414	1,455,865	28,277	1,848,812	(3,332,954)	1,425,414

Total liabilities and shareholders' equity	$1,481,347	$3,363,246	$36,701	$2,983,617	$(3,332,954)	$4,531,957

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$454	$802	$2,849	$15,335	$—	$19,440
Accounts receivable, net	35	45,018	8,990	564,010	—	618,053
Other receivables, net	—	66,483	2,220	64,316	—	133,019
Current deferred tax asset	—	9,417	(61)	3,463	—	12,819
Total inventories	—	109,113	5,619	94,753	—	209,485
Other current assets	—	30,626	484	54,922	—	86,032

Total current assets	489	261,459	20,101	796,799	—	1,078,848
Properties, at cost and net	—	813,996	18,919	617,870	—	1,450,785
Goodwill	—	151,868	(149,974)	794,526	—	796,420
Other intangibles, net	—	66,913	82,782	402,417	—	552,112
Investments in joint ventures	—	95,392	—	98,190	—	193,582
Net investment in and advances to subs	1,285,272	1,851,260	—	—	(3,136,532)	—
Deferred tax asset	18,392	(125)	135,047	51,490	—	204,804
Other non-current assets	5,318	78,698	2,648	123,011	—	209,675

Total assets	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$179,300	$1,091	$215,813	$—	$396,204
Accrued salaries and vacations	—	47,640	1,203	8,750	—	57,593
Taxes, other than income taxes	—	27,704	715	184,062	—	212,481
Accrued expenses and other liabilities	14,739	103,754	3,456	254,330	—	376,279
Current debt	—	76,855	—	14,310	—	91,165

Total current liabilities	14,739	435,253	6,465	677,265	—	1,133,722
Long-term debt	20,000	1,119,832	(865)	20,871	—	1,159,838
Deferred tax liability	—	—	—	195,523	—	195,523
Other long-term liabilities	7,356	480,401	840	241,170	—	729,767

Total liabilities	42,095	2,035,486	6,440	1,134,829	—	3,218,850

Total shareholders' equity	1,267,376	1,283,975	103,083	1,749,474	(3,136,532)	1,267,376

Total liabilities and shareholders' equity	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$13,907	$(14,275)	$62,693	$92,226	$154,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(35,037)	(1,775)	(38,423)	(75,235)
Proceeds from sales of assets	—	649	387	45,282	46,318
Investment in Molson USA, LLC	—	(998)	—	—	(998)
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Other	—	—	(86)	—	(86)

Net cash (used in) provided by investing activities	—	(35,386)	(1,474)	27,699	(9,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	44,047	—	—	—	44,047
Dividends paid	(15,178)	—	—	—	(15,178)
Net payments on short-term borrowings	—	(7,000)	—	(14,314)	(21,314)
Net payments on commercial paper	—	(43,458)	—	—	(43,458)
Payments on debt and capital lease obligations	—	(86,572)	—	(1,651)	(88,223)
Dividends paid to minority interest holders	—	—	—	(5,748)	(5,748)
Change in overdraft balances andother	—	(467)	—	3	(464)
Net activity in investment and advances (to) from subsidiaries	(43,120)	188,107	(61,175)	(83,812)	—

Net cash (used in) provided by financing activities	(14,251)	50,610	(61,175)	(105,522)	(130,338)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(344)	949	44	14,403	15,052
Effect of exchange rate changes on cash and cash equivalents	—	—	260	1,491	1,751
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of quarter	$110	$1,751	$3,153	$31,229	$36,243

ADOLPH COORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2003
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$10,275	$69,585	$24,270	$57,374	$161,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(42,342)	(797)	(64,699)	(107,838)
Proceeds from sales of assets	—	303	8,588	3,637	12,528
Investment in Molson USA, LLC	—	(2,745)	—	—	(2,745)
Other	—	(630)	—	—	(630)

Net cash (used in) provided by investing activities	—	(45,414)	7,791	(61,062)	(98,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	113	—	—	—	113
Dividends paid	(14,901)	—	—	—	(14,901)
Net proceeds from (payments on) short-term borrowings	—	10,200	—	(75,587)	(65,387)
Net proceeds from commercial paper	—	299,556	—	—	299,556
Payments on debt and capital lease obligations	—	(312,482)	—	—	(312,482)
Change in overdraft balances	—	(16,280)	—	—	(16,280)
Net activity in investment and advances from (to) subsidiaries	4,652	(3,191)	(30,496)	29,035	—

Net cash (used in) financing activities	(10,136)	(22,197)	(30,496)	(46,552)	(109,381)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	139	1,974	1,565	(50,240)	(46,562)
Effect of exchange rate changes on cash and cash equivalents	—	—	196	(36)	160
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$300	$2,473	$2,395	$7,597	$12,765

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Overall, our second quarter results showed improving trends in several key areas of the business, but a few, largely temporary, factors negatively impacted our overall results. Improved pricing in our major markets, solid margin and profit growth in the United Kingdom, continued strong performance of our Coors Light business in Canada, and favorable foreign exchange rates drove higher operating income in the quarter. These positive factors were partially offset by the negative impacts of US distributor inventory dynamics and higher logistics-related costs in our Americas business.

        In the Americas, while our sales to retail declined slightly in the first half of the year, our sales to wholesalers declined 5.2% in the second quarter and 3.0% in the first half of the year, due to a significant year-over-year shift in distributor inventory patterns. US retail volume declines were focused in select markets—particularly in Pennsylvania and Texas—where we face unique local issues. Sales to retail grew during the quarter in five of our seven largest states, including California and New Jersey, where trends rebounded from declines early in the year.

        In our Europe segment, volume growth in the second quarter was challenged by the lapping of heavy off-trade price discounting last year, along with a retailer inventory load-in during the first quarter this year ahead of a U.K excise tax increase. Nevertheless, we grew volume during the quarter, led by high-single-digit growth of Carling®, the number-one selling UK beer brand.

        In addition, our consolidated earnings per share were negatively impacted by a higher tax rate this year versus a one-time reduction in our effective tax rate last year, as well as higher diluted shares outstanding this year.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the thirteen and twenty-six week periods ended June 27, 2004, and June 29, 2003, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 28, 2003. Our results in the first half of 2004 are affected by the adoption of FIN 46R, which required consolidation of some of our joint ventures. (See Note 2 in the accompanying financial statements.)

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN 46R. This segment also includes the Coors Light business in Canada that is conducted through a partnership with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture, Molson USA. The Americas also include the small amount of Coors brand volume that is sold outside of the United States and its territories and Europe. During the second quarter of 2004, Cerveceria Cuauhtemoc Moctezuma, S.A.

de C.V., a subsidiary of FEMSA Cerveza, was appointed the sole and exclusive importer, marketer, seller and distributor of Coors Light in Mexico.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	6,085	6,419	(5.2)%	10,981	11,324	(3.0)%

Net sales	$679,385	$692,033	(1.8)%	$1,219,178	$1,218,789	—
Cost of goods sold	(389,937)	(401,512)	(2.9)%	(724,422)	(739,102)	(2.0)%

Gross profit	289,448	290,521	(0.4)%	494,756	479,687	3.1%
Marketing, general and administrative expenses	(199,791)	(201,106)	(0.7)%	(374,820)	(366,245)	2.3%

Operating income	89,657	89,415	0.3%	119,936	113,442	5.7%
Other income, net(1)	1,093	795	37.5%	2,337	3,457	(32.4)%

Income before income taxes(2)	$90,750	$90,210	0.6%	$122,273	$116,899	4.6%

(1)
Other income, net consists primarily of our equity share of Molson USA losses and royalties earned on mineral leases in 2004. In 2003, other income, net, also includes a gain from the sale of a warehouse.

(2)
Income before income taxes in 2004 includes $4,276 and $6,677 for the thirteen and twenty-six weeks ended June 27, 2004, respectively, and represents the minority owners' share of income attributable to the RMMC and RMBC joint ventures.

Foreign Currency Impact on 2004 Results

        In the first half of 2004, our Americas segment benefited from a 6.8% year-over-year increase in the value of the Canadian dollar (CAD) against the US dollar. In the second quarter of 2004, the increase was 2.6%. As a result of this exchange-rate fluctuation, income before income taxes deriving from the Coors Canada partnership is higher by approximately $1.8 million year-to-date and approximately $0.3 million for the quarter.

Net sales and volume

        For the thirteen weeks ended June 27, 2004, net sales in the Americas totaled $679 million, 1.8% lower than the same period in 2003. For the twenty-six weeks ended June 27, 2004, net sales in the Americas were flat against the comparable period in the prior year. Barrel sales were 5.2% and 3.0% lower quarter-over-quarter and year-over-year, respectively. For the first half of 2004, sales to retail have declined less than 1%. The 5.2% decline in sales to wholesalers during the second quarter of 2004, compared to the second quarter of 2003, was due primarily to a 300,000-barrel swing in distributor inventory patterns. Our distributors started the second quarter of 2004 approximately 150,000 barrels higher than a year earlier, and they ended the quarter approximately 150,000 barrels lower than a year ago. This year-over-year inventory shift impacted second quarter Americas results by approximately $15 million through lower sales and fixed-cost inefficiency. Volume has been the primary challenge to sales revenue and profit growth in 2004. We have introduced new products to meet the demand for low-carbohydrate beers. Our net sales per barrel have increased 3.6% in the second quarter of 2004 and 3.1% for the year-to-date due to successful price increases and lower price promotion activity, positive brand mix, and strong results from the Coors Canada business.

Cost of goods sold and gross profit

        Cost of goods sold decreased 2.9% to $390 million in the second quarter of 2004 from $401 million in the second quarter of 2003. Year-to-date in 2004, cost of goods sold has decreased 2% compared to the first half of 2003. However, on a per-barrel basis, cost of goods sold increased 2.4% quarter-over-quarter and 1.1% year-over-year. The increase per barrel in 2004 is driven by the de-leveraging of fixed costs from lower volumes, higher outbound freight costs and costs related to the retrieval and disposal of finished goods inventory, which were about $7 million higher in the second quarter of 2004 than a year ago. These costs were, in part, the result of our focus on improving customer service through the first half of the year following our supply chain disruptions late last year. To ensure high order-fill rates, we deployed unusually high levels of inventory—particularly of our new products—throughout our distribution system earlier in the year. We continue to realize cost savings from our operations costs initiatives, offset by higher freight, pension, healthcare and other overhead costs in 2004.

        Gross profit decreased less than 1% in the quarter compared to last year, primarily due to factors discussed above, but is 3.0% higher than prior year-to-date, due to lower relative costs on a year-to- year basis.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased 0.7% to $200 million in the second quarter of 2004 from $201 million in 2003. We account for advertising spending according to the sales curve method, under which expense is spread throughout the year in relation to expected annual sales volume. The decline in marketing, general and administrative expenses in the quarter is the result of the significant US volume decline which, in turn, was the result of changes in inventory patterns. Year-to-date in 2004, marketing, general and administrative expenses have increased 2.3%, compared to 2003. The overall increase is mainly due to additional marketing investments in Coors Light and Aspen Edge™, in addition to higher pension, healthcare and information systems depreciation.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

        The Europe segment consists of our production and sale of the CBL brands (principally in the United Kingdom but also in other parts of the world), our joint venture arrangement relating to the distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R in 2004), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	2,735	2,713	0.8%	4,879	4,726	3.2%

Net sales	$471,309	$408,343	15.4%	$855,027	$709,728	20.5%
Cost of goods sold	(313,087)	(281,575)	11.2%	(590,346)	(503,459)	17.3%

Gross profit	158,222	126,768	24.8%	264,681	206,269	28.3%
Marketing, general and administrative expenses	(111,325)	(91,472)	21.7%	(213,344)	(175,417)	21.6%

Operating income	46,897	35,296	32.9%	51,337	30,852	66.4%
Interest income(1)	3,843	4,388	(12.4)%	8,071	8,753	(7.8)%
Other income (expense), net	466	2,203	(78.8)%	(2,048)	3,008	N/M

Income before income taxes and minority interest(2)	$51,206	$41,887	22.2%	$57,360	$42,613	34.6%

(1)
Interest income is earned on trade loans to UK on-trade customers, and is typically driven by debt balances from period-to-period.

(2)
Income before income taxes in 2004 includes $1,477 and $2,022 for the thirteen and twenty-six weeks ended June 27, 2004, respectively, that represents the minority owners' share of income attributable to the Grolsch joint venture.

Foreign currency impact on 2004 results

        In the second quarter of 2004, our Europe segment benefited from an 11.6% year-over-year increase in the value of the British pound sterling (GBP) against the US dollar. In the first half of 2004, our Europe segment benefited from a 13.1% increase in the GBP. Partially as a result of this exchange rate fluctuation, all results from our Europe segment in 2004 are significantly higher than in the prior year. The following table summarizes the approximate effect this change in exchange rate had on the Europe segment pre-tax results in 2004:

	Increase Due to Currency Effects
	Thirteen Weeks Ended June 27, 2004	Twenty-six Weeks Ended June 27, 2004
	(In thousands)
Net sales	$48,270	$97,958
Cost of goods sold	(32,101)	(67,901)

Gross profit	16,169	30,057
Marketing, general & administrative expenses	(11,515)	(24,603)

Operating income	4,654	5,454
Interest income	400	941
Other income (expense), net	53	(244)

Income before income taxes and minority interest	$5,107	$6,151

Net sales and volume

        Net sales from the Europe segment totaled $471 million in the second quarter of 2004, 15.4% higher than the same period last year. Net sales year-to-date are higher by 20.5%, compared to 2003. Per barrel net sales increased 14.5% in the quarter and 16.7% for the year. Volume grew 0.8% quarter-over-quarter and 3.2% year-to-date. Second quarter volume was relatively flat against 2003 as a result of the load-in of retail inventories in advance of an excise tax increase late in the first quarter of 2004 and the comparison to a high-growth quarter in 2003, driven in part by aggressive off-trade discounting in the first half of last year. Revenues per barrel increased as a result of currency appreciation, increases in pricing in both the on- and the off-trade, and an increase in the level of factored brand sales, which are included within our net sales and cost of goods sold figures, but not recorded within our reported volumes. While the factored brand volume increase had a positive impact on net sales, there was a small negative impact on margin as a result of a mix shift to lower margin customers.

Cost of goods sold and gross profit

        Cost of goods sold was $313 million in the second quarter of 2004, 11.2% higher than last year's second quarter. Cost of good sold for the first half of 2004 was 17.3% higher than last year. On a per-barrel basis, cost of goods sold increased 10.3% in the quarter and 13.6% year-to-date. Increases in cost of goods sold are due to currency appreciation, the increased factored brand volume, and the implementation of FIN 46R in 2004 (See Note 2 in the accompanying financial statements).

        Gross profit increased 24.8% to $158.2 million compared to the second quarter last year and 28.3% year-to-date, as a result of the factors noted above.

Marketing, general and administrative expenses

        Second quarter 2004 marketing, general and administrative expenses were $111.3 million, an increase of approximately 21.7% over second quarter 2003. Year-over-year, marketing, general and administrative expenses increased 21.6%. This increase was as a result of the currency appreciation, the implementation of FIN 46R in 2004 and spending related to restructuring our sales organization.

Other income (expense), net

        Second quarter other income decreased $1.7 million, largely as a result of non-recurring gains on the sale of assets last year. Year-to-date, we experienced losses from our Tradeteam venture related to the write-off of equipment in the first quarter of 2004, as compared to income reflected in 2003.

CORPORATE

        Corporate includes interest and certain other general and administrative costs that are not allocated to either the Americas or Europe operating segments. Corporate contains no sales or cost of goods sold, although certain royalty income and intangible administrative costs are absorbed by Corporate. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Net sales	$—	$—		$—	$—
Cost of goods sold	—	—		—	—

Gross profit	—	—		—	—
Marketing, general and administrative expenses	(10,946)	(7,234)	51.3%	(17,675)	(12,460)	41.9%

Operating loss	(10,946)	(7,234)	51.3%	(17,675)	(12,460)	41.9%
Interest income	662	815	(18.8)%	1,119	1,109	0.9%
Interest expense	(17,530)	(22,694)	(22.8)%	(37,753)	(43,834)	(13.9)%
Other expense	(206)	(90)	128.9%	(309)	(173)	78.6%

Loss before income taxes(1)	$(28,020)	$(29,203)	(4.1)%	$(54,618)	$(55,358)	(1.3)%

(1)
Loss before income taxes in 2004 includes $348 and $788 for the thirteen and twenty-six weeks ended June 27, 2004 and represents the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 51.3% to $10.9 million in the second quarter of 2004, compared to the second quarter of 2003. Year-to-date, marketing, general and administrative expenses increased 41.9%. Increases are primarily due to higher pension, healthcare, incentive compensation and other labor costs in 2004.

Interest expense

        Interest expense decreased $5.1 million in the second quarter of 2004 versus the comparable 2003 period. Year-to-date, interest expense decreased $6.0 million or 13.9%. The decrease is largely due to lower debt balances, partially offset by the negative impact of the British pound exchange rate and the effect of FIN 46R discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities and external borrowings. As of June 27, 2004, primarily because of the seasonalilty of our major businesses, we had negative working capital of $47.4 million compared to negative working capital of $54.9 million at December 28, 2003. We had total cash of $36.2 million at June 27, 2004, compared to $19.4 million at December 28, 2003, mainly due to cash acquired when our joint ventures were consolidated in the first quarter of 2004.

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

        We continue to evaluate opportunities to supplement our operating cash flow through potential monetizations of assets. During the second quarter of 2004, CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. in the second quarter of 2004. As a result, we received a cash payment of approximately £28 million ($50 million at current exchange rates). We are evaluating other such efforts, both in the United States and in the United Kingdom, involving either an outsourcing of services which combines a superior long-run business model for a given activity with an asset monetization, or simply sales of idle assets, such as real estate. Success in accomplishing these types of efforts results in faster reduction of outstanding debt. We also have credit facilities that contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis. During the six months ended June 27, 2004, we made debt repayments of approximately $168 million.

Operating activities

        Net cash provided by operating activities of $154.6 million for the twenty-six weeks ended June 27, 2004, decreased $7.0 million from the comparable period last year. The decrease was primarily attributable to higher current taxes paid in 2004 versus the prior year due to the finalization of various tax audits to our favor in 2003.

Investing activities

        During the thirteen weeks ended June 27, 2004, net cash used in investing activities was $9.2 million compared to $98.7 million net cash used in the same period last year. This improvement was attributable to reduced capital spending in 2004 and the sale of the kegging assets in the United Kingdom. Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as a result of implementing FIN 46R (see Note 2).

Financing activities

        Net cash used in financing activities was $130.3 million for the twenty-six weeks ended June 27, 2004, compared to $109.4 million net cash used for the same period last year. The change is mainly the result of increased repayments of debt in 2004, offset by increased stock option exercises in the first half of 2004. We have also included a new item, "Dividends paid to minority interest holders," in the Financing activities section of our Condensed Consolidated Statements of Cash Flows. This item represents distributions from our joint ventures consolidated as a result of FIN 46R to the minority interest holders in those joint ventures. There is no net impact to cash flows as a result of the adoption of FIN 46R. However, from a year-over-year comparison standpoint, cash flows from operating activities have been increased and cash flows from financing activities have been decreased as a result of classifying dividends paid to minority interest holders in financing activities.

EFFECTIVE TAX RATE VOLATILITY

        We do not provide deferred taxes on all outside basis differences in our acquired UK subsidiaries stock in accordance with SFAS 109 paragraph 31(a). Outside basis differences arise from differences in the US GAAP accounting ("Book") and US tax accounting ("Tax") for investments in foreign subsidiaries. Some examples of significant Book/Tax differences at our acquired UK subsidiaries include pension expense, goodwill amortization, depreciation and gain or loss on sale of assets. Fluctuations in these Book/Tax differences cause our tax rate to be volatile. For example, a UK asset sale in which the tax gain is $10 million more than the Book gain would cause our full year tax rate for 2004 to increase by 1.3%, assuming EBIT and UK taxes remain unchanged. The impact on the quarterly tax rate from such a sale would be significantly greater in the quarter in which it occurred.

        Other factors that can significantly impact our tax rate include permanent reinvestment of earnings, changes in the levels of foreign deferred taxes, unutilized foreign tax credits, and a lack of tax benefits for losses at foreign subsidiaries. In computing our tax rate, we use our best estimate of annual EBIT, but do not include an estimate of future discrete events that may or may not occur during the year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of June 27, 2004:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$1,142,139	$210,515	$52,212	$8,404	$871,008
Retirement plan expenditures(2)	191,554	97,800	19,874	21,167	52,713
Operating leases	116,718	25,136	58,141	30,856	2,585
Capital leases(3)	8,426	2,396	6,030	—	—
Other long-term obligations(4)	3,207,694	450,367	1,363,402	716,161	677,764

Total obligations	$4,666,531	$786,214	$1,499,659	$776,588	$1,604,070

(1)
We had several significant changes to our debt obligations in the second quarter of 2004: (a) Due to the implementation of FIN46R, we consolidated the RMMC accounts, including approximately $45 million of notes payable. The debt proceeds have been used by RMMC to finance capital improvements. RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. (b) At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. (c) In June 2003, we issued approximately $300 million in commercial paper. At June 27, 2004, we had $206 million outstanding. All of our commercial paper is classified as short-term, as our intent is to repay that portion in the next twelve months.

(2)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(3)
Includes a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004, and totaling $7.9 million at June 27, 2004. The new EDS contract includes services to our Americas and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(4)
Approximately $1.6 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $1.1 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$8,984	$8,984	$—	$—	$—

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," "goals" and similar words. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2004" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, our expectations for funding our 2004 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital to meet working capital, and our strategies, are forward-looking statements.

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
  •
  If the social acceptability of our products declines, if there is additional litigation directed at the alcohol beverage companies, or if such litigation is successful, our sales volumes could decrease and our business could be materially adversely affected.
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
  •
  Our success depends largely on the success of two primary products, one in the United States and Canada, and one in the United Kingdom; the failure or weakening of either could materially adversely affect our financial results.
  •
  If the contract we have with our current information technology service provider fails, we could experience significant disruption in our business.
  •
  The recently announced business combination with Molson Inc. may not be consummated on the desired terms, if at all, and the expected benefits, savings and synergies may not be realized.

Risks specific to the Americas Segment

  •
  We are significantly smaller than our two primary competitors in the United States, and may consequently be more vulnerable to cost and price fluctuations.
  •
  We are highly dependent on independent distributors in the United States and its territories to sell our products, with no assurance that these distributors will effectively sell our products.
  •
  We cannot predict with certainty our eventual aggregate cost for our environmental and related matters in which we are currently involved.
  •
  If our joint venture in Canada is terminated, this could reduce sales and/or increase costs for us in Canada.

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

OUTLOOK FOR 2004

Americas

        In the Americas, our focus is solidly on reinvigorating US volume growth, both of our portfolio in general, and of Coors Light, specifically. We have new creative advertising for both Coors Light and Aspen Edge to air in the second half of 2004, and we have targeted initiatives designed to drive growth in our core markets. Positive factors for the balance of the year include strong pricing in the United States and an expectation of continued solid performance in our Canadian business.

        For the balance of the year, we believe that the effects of inventory dynamics are largely behind us, although inventory patterns are hard to predict, as we are still in the first year of our new supply-chain systems. Our wholesale customers, taking advantage of our new ordering tools and more reliable product supply, appear to be comfortable with modestly lower inventories than they have had in the past. Finished goods losses were a significant factor in the second quarter, accounting for a year-on-year cost increase of approximately $7 million. While we believe this issue is largely behind us, we are still learning to use and optimize our new supply-chain systems and look for continued improvements as the year progresses. Our cost outlook for the balance of the year will continue to be impacted by increases in transportation rates and packaging materials costs, which are often hard to predict.

        During second half of 2004, we are expecting MG&A spending to trend higher due to investments in sales efforts and support for Aspen Edge.

  •
  Looking at specific quarters, we will be lapping the declining US sales to retail and additional supply-chain costs of about $8 million in the fourth quarter of 2003.

Europe

        We anticipate volume trends to soften significantly in the third quarter as we lap unusually hot weather in the United Kingdom last year, combined with a drop off in volume after the Euro 2004 football tournament in June. Fourth quarter volume trends in the off-trade, however, should improve due to easier comparisons from the prior year.

        Year-over-year margin trends in the on-trade are anticipated to improve for the balance of the year; while year-over-year margins in the off-trade will slow as we start to lap the better balance of volume and pricing achieved in the second half of 2003.

        We believe that the impact of movements in factored brand sales will continue to have a negative impact on profits in the second half of the year.

        The implementation of FIN46R will continue to reduce cost of goods sold and increase marketing, general and administrative expenses in the second half of the year.

        We expect marketing, general and administrative costs to continue to increase as a result of the implementation of FIN 46R, increases in marketing support for our brands, including the continued roll out of Coors Fine Light Beer, increased depreciation and maintenance costs on the dispense equipment supporting our on-trade growth, and increased information systems costs.

        In the third quarter we will be lapping a $3.5 million gain on the 2003 sale of the rights to our Hooper's Hooch brand in Russia. In the fourth quarter we expect to book a one-time pretax gain of approximately $7 million from the sale of our Cape Hill brewery site.

        The results for the Europe segment will also continue to be highly susceptible to fluctuations in the value of the British pound versus the US dollar.

Corporate Outlook

        We estimate that the new FIN46R accounting standard will have no significant impact on our full-year earnings. Above the bottom line, however, operating and pretax income will tend to be higher because the minority owners' share of joint venture income is now included in these totals, while in prior years, only our share was included. The quarterly impact on cost of goods sold, marketing, general and administrative and interest expense will also be significant, with the magnitude dependent on the performance of our container and Grolsch operating ventures.

Molson Coors Merger

        We believe we must broaden and strengthen our business on a global basis. With this imperative in mind, we announced in July our definitive agreement to merge with Molson Inc. By combining these two great brewing organizations, we are creating a stronger, more diversified company that will have the organizational scale and financial strength to compete effectively in the consolidating global beer industry and build value for our shareholders. The proposed merger is subject to approval by shareholders of both companies, the Supreme Court of Quebec, appropriate regulators and other authorities, as well as customary closing conditions.

Liquidity

        We are on track to achieve debt reduction in excess of $250 million in 2004. This does not include any monetization projects completed in the back half of the year which, if completed, could raise our 2004 debt reduction performance. We also currently estimate capital spending in the range of $220 to $235 million for the year.

        We entered into interest rate swap agreements related to $125 million of our 6 3/8% senior notes due 2012 in July. The interest rate swaps converted the $125 million notional amount from fixed rates to floating rates and mature in 2012.

CBL Purchase Price Adjustment

        In July 2004, we received £14 million (approximately $26 million at current exchange rates) from Interbrew, related to representations made by Interbrew when CBL was purchased in 2002. We are evaluating the accounting required in the third quarter related to our purchase price accounting at the time of the CBL acquisition.

Income Taxes

        We anticipate that our 2004 effective tax rate will be in the range of 21% to 23%, after taking into account the tax impact of the recently announced sale of UK pub dispense equipment. Our effective tax rate is approximately 10% less than our 2003 rate due to the tax effect of the sale of the pub equipment. Future events—including similar asset monetizations—could alter our tax-rate outlook for 2004 and later years.

Earnings Per Share

        Basic and diluted shares outstanding continue to trend higher so far this year due to the combination of new issuances of options, option exercises and a higher stock price.

Pub Dispense Equipment Outsourcing Agreement

        CBL reached an agreement with Service Dispense Equipment Ltd. (SDE) to outsource the management and servicing of CBL's on-trade dispense equipment on August 2, 2004. Under the technical services agreement, which includes a ten year notice to terminate, SDE will acquire CBL's on-trade beverage dispense equipment for approximately £53 million (approximately $95 million at current exchange rates) in cash and provide ongoing maintenance and procurement services on such equipment in the United Kingdom. We expect to record a pretax loss of approximately £12 million (approximately $22 at current exchange rates) from the sale of the assets.

        CBL, Scottish Courage and Carlsberg UK will each own an equal voting interest in SDE, which will own and service the dispense equipment of all three brewers. SDE will contract with a separate business, Innserve Ltd., to perform day-to-day technical services, including on-trade cellar services, maintenance and installation of fonts, lines, coolers and other equipment used to dispense on-trade beverages.

        The agreement is subject to the approval of the Office of Fair Trading (OFT) in the United Kingdom. If the agreement is approved by the OFT, the company expects the majority of its current technical services staff of 320 employees to join the workforce of Innserve Ltd. And the new technical services business to be fully operational by early 2005.

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

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At June 27, 2004, no collateral was posted by our counterparties or us.

        At June 27, 2004, we were a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at original prevailing foreign currency exchange rates). The swaps included an initial exchange of principal on May 7, 2002, and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between two of our subsidiaries.

        At June 27, 2004, we were a party to an interest rate swap agreement related to our 6?% fixed rate debt. The interest rate swap converted $76.2 million notional amount from fixed rates to floating rates and matures in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6?% per annum and pay a rate to our counterparty based on a credit spread of 0.789% plus the three-

month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swap. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $76.2 million fixed-rate debt attributable to changes in the LIBOR swap rates. On July 1, 2004, we entered into another interest rate swap agreement related to our 6?% senior notes due 2012. We designated the interest rate swap as a fair value hedge of the changes in the fair value of $125 million of our 6?% senior notes due 2012 attributable to changes in the LIBOR swap rates.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques: sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission (SEC), are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $5.4 million and $5.9 million at June 27, 2004, and December 28, 2003, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
June 27, 2004
Foreign currency management
Forwards	$37,164	$316	4/04-12/05
Cross currency swap	773,800	(170,887)	5/12
Commodity pricing management
Swaps	77,463	13,321	8/04-2/06
Interest rate pricing management
Interest rate swap	76,200	3,456	5/12

Total		$(153,794)

December 28, 2003
Foreign currency management
Forwards	$44,048	$(1,382)	1/04-12/05
Cross currency swap	773,800	(138,684)	5/12
Commodity pricing management
Swaps	92,468	9,638	2/04-2/06
Interest rate pricing management
Interest rate swap	76,200	6,904	5/12

Total		$(123,524)

        Maturities of derivative financial instruments held on June 27, 2004, are as follows (in thousands):

2004	2005	2006 and thereafter	Total
$5,326	$7,514	$(166,634)	$(153,794)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
	June 27, 2004	December 28, 2003
Estimated Fair Value Volatility	(In millions)
Foreign currency risk:
Forwards, swaps	(4.1)	$(5.0)
Interest rate risk:
Debt, swaps	(31.9)	$(32.4)
Commodity price risk:
Swaps	(9.1)	$(10.2)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 27, 2004, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal control over financial reporting

        There were no changes in internal controls in the second quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. We are well into the process of identifying and testing controls that will form the basis for management's evaluation of our internal control over financial reporting for the year ending December 26, 2004. Although this process is not complete, management is continuing to evaluate the company's internal controls for gaps and potential deficiencies.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following are filed as a part of this Report on Form 10-Q:

    Condensed Consolidated Statements of Income for the quarterly and semi-annual periods ended June 27, 2004 and June 29, 2003

    Condensed Consolidated Balance Sheets at June 27, 2004 and December 28, 2003

    Condensed Consolidated Statements of Cash Flows for the semi-annual periods ended June 27, 2004 and June 29, 2003

    Notes to Condensed Consolidated Financial Statements

    (a)
    Exhibits

10.1	Adolph Coors Company 1990 Equity Incentive Plan, effective August 14, 2003, As Corrected and Conformed June 30, 2004.
10.3	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated Effective November 13, 2003, As Corrected and Conformed June 30, 2004.
10.16	Adolph Coors Company Deferred Compensation Plan, As Amended and Restated Effective January 1, 2002, As Corrected and Conformed June 30, 2004.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
    (b)
    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated April 9, 2004, regarding the proposed candidacy of Peter H. Coors for the United States Senate.

        The Company filed a Current Report on Form 8-K dated April 22, 2004, regarding expected earnings for the first quarter of fiscal year 2004 ended March 28, 2004.

        The Company filed a Current Report on Form 8-K dated May 21, 2004, regarding the outsourcing agreement with TrenStar, Inc.

        The Company filed a Current Report on Form 8-K dated June 9, 2004, regarding the sale of the property related to the former Cape Hill brewery.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLPH COORS COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) August 6, 2004

Exhibit Index

Exhibit Number	Document Description
10.1	Adolph Coors Company 1990 Equity Incentive Plan, effective August 14, 2003, As Corrected and Conformed June 30, 2004.
10.3	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated Effective November 13, 2003, As Corrected and Conformed June 30, 2004.
10.16	Adolph Coors Company Deferred Compensation Plan, As Amended and Restated Effective January 1, 2002, As Corrected and Conformed June 30, 2004.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).