Form 10-Q
period 2004-09-26
COORS ADOLPH CO
filed 2004-11-05
CIK 24545

Use these links to rapidly review the document
ADOLPH COORS COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 26, 2004
OR
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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 2004:

Class A Common Stock—1,260,000 shares
Class B Common Stock—36,166,036 shares

ADOLPH COORS COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Sales (Note 3)	$1,487,828	$1,420,191	$4,272,841	$3,990,417
Excise taxes	(383,522)	(371,467)	(1,094,330)	(1,013,176)

Net sales	1,104,306	1,048,724	3,178,511	2,977,241
Cost of goods sold (Note 3)	(688,384)	(658,016)	(2,003,152)	(1,900,577)

Gross profit	415,922	390,708	1,175,359	1,076,664
Marketing, general and administrative expenses	(312,018)	(281,313)	(917,857)	(835,435)

Operating income	103,904	109,395	257,502	241,229
Interest income	4,963	4,742	14,154	14,604
Interest expense	(17,231)	(18,381)	(54,985)	(62,215)
Other income (expense), net (Note 3)	5,903	(1)	5,883	6,291

Income before income taxes	97,539	95,755	222,554	199,909
Income tax expense	(29,430)	(34,327)	(69,658)	(61,333)

Income before minority interests	68,109	61,428	152,896	138,576
Minority interests in net income of consolidated joint ventures	(3,967)	—	(11,878)	—

Net income	$64,142	$61,428	$141,018	$138,576

Net income per common share—basic	$1.72	$1.69	$3.81	$3.81

Net income per common share—diluted	$1.68	$1.68	$3.74	$3.79

Weighted average shares—basic	$37,341	$36,339	$37,054	$36,325

Weighted average shares—diluted	$38,125	$36,575	$37,754	$36,553

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	September 26, 2004	December 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,486	$19,440
Accounts receivable, net	588,264	618,053
Other receivables, net	104,147	133,019
Inventories, net:
Finished	90,943	91,214
In process	33,783	29,480
Raw materials	88,837	81,068
Packaging materials	21,902	7,723

Total inventories, net	235,465	209,485
Current deferred tax asset	3,433	12,819
Other current assets	98,086	86,032

Total current assets	1,121,881	1,078,848
Properties, net	1,396,800	1,450,785
Goodwill	810,451	796,420
Other intangibles, net	563,498	552,112
Investments in joint ventures (Note 3)	135,998	193,582
Non-current deferred tax asset	209,104	204,804
Other non-current assets	238,902	209,675

Total assets	$4,476,634	$4,486,226

(Continued)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	September 26, 2004	December 28, 2003
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$258,916	$396,204
Accrued salaries and vacations	58,800	57,593
Taxes, other than income	180,649	212,481
Accrued expenses and other liabilities	482,506	376,279
Short-term borrowings	—	21,309
Current portion of long-term debt	143,660	69,856

Total current liabilities	1,124,531	1,133,722
Long-term debt	920,317	1,159,838
Deferred tax liability	202,106	195,523
Deferred pension and post-retirement benefits	477,798	530,126
Other long-term liabilities	206,987	199,641

Total liabilities	2,931,739	3,218,850

Minority interests	32,215	—
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (25,000,000 shares authorized, none issued)	—	—
Class A common stock, voting, $0.01 par value (1,260,000 shares authorized, issued and outstanding)	13	13
Class B common stock, non-voting, $0.01 par value, (200,000,000 shares authorized, 36,166,036 and 35,153,707 issued and outstanding, respectively)	362	352

Total capital stock	375	365
Paid-in capital	91,148	32,049
Unvested restricted stock	(332)	(681)
Retained earnings	1,349,976	1,231,802
Accumulated other comprehensive income	71,513	3,841

Total shareholders' equity	1,512,680	1,267,376

Total liabilities and shareholders' equity	$4,476,634	$4,486,226

(Concluded)

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$141,018	$138,576
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	11,877	—
Equity in net earnings from unconsolidated joint ventures	(44,983)	(49,659)
Distributions from unconsolidated joint ventures	53,638	55,446
Depreciation, depletion and amortization	200,309	174,531
Amortization of debt issuance costs and discounts	1,920	5,371
Losses (gains) on sale of properties and intangibles	1,385	(5,361)
Deferred income taxes	5,572	68,707
Change in current assets and liabilities and other, net of effects of consolidation of joint ventures	(66,415)	(58,344)

Net cash provided by operating activities	304,321	329,267

Cash flows from investing activities:
Capital expenditures	(130,991)	(159,945)
Proceeds from sales of assets	47,579	15,619
Investment in Molson USA, LLC	(1,747)	(5,239)
Cash recognized on initial consolidation of joint ventures (Note 2)	20,840	—
Cash received from Interbrew (Note 12)	25,836	—
Trade loans advanced to customers	(20,785)	(26,429)
Trade loan repayments from customers	43,651	39,080
Other	2	(630)

Net cash used in investing activities	(15,615)	(137,544)

Cash flows from financing activities:
Issuances of stock under stock plans	53,901	1,563
Dividends paid	(22,843)	(22,359)
Net payments on short-term borrowings	(21,307)	(45,848)
Net (payments on) proceeds from commercial paper	(130,500)	249,690
Payments on debt and capital lease obligations	(89,070)	(378,099)
Dividends paid to minority interest holders	(7,218)	—
Change in overdraft balances and other	—	(25,227)

Net cash used in financing activities	(217,037)	(220,280)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	71,669	(28,557)
Effect of exchange rate changes on cash and cash equivalents	1,377	641
Balance at beginning of year	19,440	59,167

Balance at end of quarter	$92,486	$31,251

See notes to unaudited condensed consolidated financial statements.

ADOLPH COORS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Unless otherwise noted in this report, any description of us includes Adolph Coors Company (ACC), principally a holding company; its principal operating subsidiaries, Coors Brewing Company (CBC) and Coors Brewers Limited (CBL); and our other corporate entities.

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries, and, effective December 29, 2003, the first day of our 2004 fiscal year, certain variable interest entities of which we are the primary beneficiary (See Note 2). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2003. The results of operations for the thirty-nine weeks ended September 26, 2004, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

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

Reclassifications

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation, including a $12.7 million net cash inflow reclassified from operating to investing in the cash flow statement for the nine months ended September 28, 2003.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands, except per share data)
Net income, as reported	$64,142	$61,428	$141,018	$138,576
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income, as reported	2,008	80	3,141	258
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,261)	(5,013)	(14,877)	(12,413)

Pro forma net income	$59,889	$56,495	$129,282	$126,421

Earnings per share:
Basic—as reported	$1.72	$1.69	$3.81	$3.81
Basic—pro forma	$1.60	$1.55	$3.49	$3.48
Diluted—as reported	$1.68	$1.68	$3.74	$3.79
Diluted—pro forma	$1.57	$1.54	$3.42	$3.46

        We adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years.

2.     VARIABLE INTEREST ENTITIES

        The FASB finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN46R) in December 2003, making the new guidance applicable to us in the first quarter of 2004. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated three joint ventures in our 2004 results, effective December 29, 2003, and financial position as of September 26, 2004. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC) and Grolsch (UK) Limited (Grolsch). The impacts to our balance sheet include the addition of net fixed assets of RMMC and RMBC totaling approximately $67 million, RMMC debt of approximately $45 million, and Grolsch net intangibles of approximately $20 million. The most significant impact to our cash flow statement for the thirty-nine weeks ended September 26, 2004, was to increase depreciation expense by approximately $9.5 million. The impact to our income statement was to reduce Americas segment cost of goods sold, reclassify Europe segment costs out of cost of goods sold into marketing, general and administrative expense and to increase corporate interest expense in the quarter. Our partners' share of the operating results of the ventures is eliminated in the minority interest in net income of consolidated joint ventures line of the accompanying statement of income. Results of operations and financial position from prior periods have not been restated as a result of the adoption of FIN46R.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. In 2003, our share of pre-tax joint venture profits for this venture, totaling $0.5 million and $6.8 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively, was included in cost of goods sold in our Condensed Consolidated Statements of Income. RMBC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. In 2003, our share of pre-tax joint venture profits (losses), totaling ($0.2) million and $0.2 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively, was included in cost of goods sold in our Condensed Consolidated Statements of Income. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income. Upon consolidation of RMMC, debt of approximately $45 million was added to our balance sheet. As of September 26, 2004, this debt was non-recourse to Coors; however, we are in discussions with our lenders related to Coors extending a guarantee for this debt.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch NV in which we hold a 49% interest. The Grolsch joint venture markets Grolsch® branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch NV sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. In 2003, our share of pre-tax profits for this venture, totaling $1.6 million and $5.3 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively, was included in cost of goods sold in our Condensed Consolidated Statements of Income. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense on the accompanying statements of income includes taxes related to the entire income of the venture. Upon consolidation, net fixed assets of approximately $4 million and net intangibles of approximately $20 million were added to our balance sheet.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended September 26, 2004			Thirty-nine Weeks Ended September 26, 2004
	Total Assets	Sales(1)	Pre-tax Income	Total Assets	Sales(1)	Pre-tax Income
	(In thousands)
Grolsch	$35,579	$26,886	$3,672	$35,579	$67,994	$9,351
RMBC	$44,541	$18,147	$3,823	$44,541	$62,737	$14,561
RMMC	$77,245	$54,164	$1,940	$77,245	$156,649	$3,919

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

3.     EQUITY INVESTMENTS AND OTHER INCOME (EXPENSE), NET

        The following summarizes information regarding our other equity investments that we have determined are not required to be consolidated under FIN46R:

Non-Majority-Owned Equity Investments:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 26, 2004		September 28, 2003		September 26, 2004		September 28, 2003
	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)
	(In thousands)
Molson USA, LLC	$10,073	$(1,135)	$14,818	$(880)	$10,073	$(2,019)	$14,818	$(1,903)
Tradeteam	$104,182	$1,008	$108,777	$4,092	$104,182	$2,039	$108,777	$6,891

Molson USA, LLC

        In January 2001, we entered into a joint venture partnership agreement with Molson Inc. (Molson), and paid $65.0 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We account for this joint venture by using the equity method of accounting. We recognize our share of the joint venture results in the other income (expense), net, line in our Condensed Consolidated Statements of Income, given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $42 million. We have determined that, while Molson USA is a variable interest entity as defined by FIN46R, we are not the primary beneficiary of the entity.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other UK brewers. Our share of pre-tax joint venture results has been included in the other income (expense), net, line of our Condensed Consolidated Statements of Income given the immateriality of its results. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period. We have determined that Tradeteam is not a variable interest entity as defined in FIN46R.

Majority-Owned, Non-Consolidated Equity Investment:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 26, 2004		September 28, 2003		September 26, 2004		September 28, 2003
	Total Assets	Company share of partnership pre-tax income	Total Assets	Company share of partnership pre-tax income	Total Assets	Company share of partnership pre-tax income	Total Assets	Company share of partnership pre-tax income
(In thousands)
Coors Canada	$24,809	$17,506	$21,378	$15,108	$24,809	$44,964	$21,378	$34,940

        Molson Coors Canada Inc. (MCC), formerly Coors Canada, Inc., a wholly owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada beginning in 1998. MCC and Molson have a 50.1% and 49.9% interest, respectively, in Coors Canada. Under the partnership agreement, Coors Canada is responsible for marketing our products in Canada, and contracts with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period. Coors Canada receives an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in Sales in our Condensed Consolidated Statements of Income. We do not believe that there is a significant exposure to loss in our current relationship over the expected ownership period. Although we believe Coors Canada is a variable interest entity, we have determined that we are not the primary beneficiary of the entity.

Other Income (Expense), net

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Share of non-majority owned equity investment income (loss), net	$(1,163)	$(134)	$(3,602)	$695
Royalty income, net	6,272	277	9,170	1,586
Foreign currency gains (losses), net	866	809	867	809
Non-operating asset disposition gains (losses), net	644	(695)	618	4,246
Other, net	(716)	(258)	(1,170)	(1,045)

Total Other Income (Expense), net	$5,903	$(1)	$5,883	$6,291

4.     OTHER COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Net income	$64,142	$61,428	$141,018	$138,576

Other comprehensive income:
Foreign currency translation adjustments, net of tax	(18,589)	(3,404)	30,798	49,993
Currency effect on minimum pension liability	1,540	—	(2,711)	—
Reclassification of minimum pension liability to goodwill (Note 12)	23,294	—	23,294	—
Unrealized gain (loss) on derivative instruments, net of tax	14,687	(5,111)	19,846	(4,592)
Reclassification adjustment—derivative instruments, net of tax	(924)	1,234	(3,555)	3,183

Comprehensive income	$84,150	$54,147	$208,690	$187,160

5.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share was determined using the calculations outlined below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands, except per share amounts)
Net income available to common shareholders	$64,142	$61,428	$141,018	$138,576

Weighted average shares for basic EPS	37,341	36,339	37,054	36,325
Effect of dilutive securities:
Stock options granted to employees	754	206	670	198
Restricted shares subject to repurchase excluded from basic EPS	30	30	30	30

Weighted average shares for diluted EPS	38,125	36,575	37,754	36,553

Basic EPS	$1.72	$1.69	$3.81	$3.81

Diluted EPS	$1.68	$1.68	$3.74	$3.79

        The dilutive effects of stock options and restricted shares were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. There were an insignificant number of anti-dilutive stock options in the thirteen weeks ended September 26, 2004 and anti-dilutive stock options totaling 3.7 million in the thirteen weeks ended September 28, 2003. There were 1.3 million and 3.7 million in the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively, that were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares during the periods presented.

6.     BUSINESS SEGMENTS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN46R. This segment also includes the Coors Light® business in Canada that is conducted through a joint venture with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture, Molson USA. The Americas also include the small amount of volume that is sold outside of the United States and its territories.

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom but also in other parts of the world, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R in 2004), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer® in the United Kingdom and Coors Light in the Republic of Ireland.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant.

        Summarized financial information concerning our reportable segments is shown in the following table:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(In thousands)
Income Statement Information
Americas
Net sales	$662,215	$640,443	$1,881,393	$1,859,232
Income before income taxes, after minority interests	80,020	72,607	195,616	189,506
Europe
Net sales	442,091	408,281	1,297,118	1,118,009
Income before income taxes, after minority interests	39,260	46,580	94,598	89,193
Total Operating Segments
Net sales from operating segments	1,104,306	1,048,724	3,178,511	2,977,241
Income before income taxes, after minority interests	119,280	119,187	290,214	278,699
Corporate unallocated expenses, after minority interests	(25,708)	(23,432)	(79,538)	(78,790)

Total consolidated income before income taxes, after minority interests	$93,572	$95,755	$210,676	$199,909

        Following is a reconciliation of amounts shown as income before income taxes, after minority interests, to income before income taxes and net income shown on the condensed consolidated statements of income. Minority interests exist in 2004 due to the consolidation of certain variable interest entities as a result of the adoption of FIN46R (Note 2).

	Thirteen Weeks Ended September 26, 2004				Thirteen Weeks Ended September 28, 2003
	Americas	Europe	Corporate	Total	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$80,020	$39,260	$(25,708)	$93,572	$72,607	$46,580	$(23,432)	$95,755
Minority interests	3,054	1,305	(392)	3,967	—	—	—	—

Income before income taxes	83,074	40,565	(26,100)	97,539	72,607	46,580	(23,432)	95,755
Income tax expense				(29,430)				(34,327)

Income before minority interests				68,109				61,428
Minority interests				(3,967)				—

Net income				$64,142				$61,428

	Thirty-nine Weeks Ended September 26, 2004				Thirty-nine Weeks Ended September 28, 2003
	Americas	Europe	Corporate	Total	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$195,616	$94,598	$(79,538)	$210,676	$189,506	$89,193	$(78,790)	$199,909
Minority interests	9,731	3,327	(1,180)	11,878	—	—	—	—

Income before income taxes	205,347	97,925	(80,718)	222,554	189,506	89,193	(78,790)	199,909
Income tax expense				(69,658)				(61,333)

Income before minority interests				152,896				138,576
Minority interests				(11,878)				—

Net income				$141,018				$138,576

7.     CAPE HILL BREWERY SALE

        We sold our Cape Hill brewery property in May 2004 for £26 million (approximately $47 million at current exchange rates), with £6 million payable to us in 2004 and £20 million due in 2005. We received an initial payment of £0.5 million at closing and expect the sale to result in a one-time pretax gain of £4 million (approximately $7 million). We recorded an insignificant portion of the ultimate gain in the second quarter of 2004 under the installment method. We anticipate recording the remaining gain on sale in the fourth quarter of 2004 after the remaining 2004 payment has been received. The long-term portion of the note receivable is included in other non-current assets.

        In 2002, we recorded charges related to the closing of our Cape Hill brewery, which were included as part of our purchase accounting upon the acquisition of CBL. Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets, which were included in properties, net, were reclassified as held-for-sale. No impairment was taken on the assets, as their market value exceeded their carrying value. The payment of severance and other termination benefits started in July 2002 and will be completed in December 2004. We will reduce goodwill for unpaid restructuring liabilities upon full gain recognition in 2004.

8.     CONTAINER OUTSOURCING ARRANGEMENT

        CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. in the second quarter of 2004. TrenStar acquired CBL's keg and cask inventory and will provide ongoing container management services for CBL in the United Kingdom, including installation of radio frequency identification tags on each container and the use of container tracking technology under a 15-year service agreement. We received a cash payment of approximately £28 million ($50 million at second quarter exchange rates) for our UK keg and cask inventory. An insignificant loss was recognized on the sale.

9.     MOLSON COORS MERGER AGREEMENT

        On July 22, 2004, we announced that we had entered into a definitive agreement to merge with Molson Inc. that will result in the world's fifth-largest brewing company by volume, with estimated combined beer sales of 51 million US barrels annually. The proposed merger is subject to approval by shareholders of both companies, the Supreme Court of Quebec, appropriate regulators and other authorities, as well as other contractual closing conditions. During the third quarter we received clearance from the US Federal Trade Commission and filed a preliminary proxy statement for SEC review. On November 4, 2004, Molson and Coors agreed to include a special dividend to Molson shareholders as part of the merger transaction. The special dividend of C$ 3.26 per share will be payable as part of the plan of arrangement. Pentland Securities (1981) Inc., a company controlled by Eric H. Molson, has agreed to forego any participation in the special dividend. Coors will be the accounting and legal acquirer in the transaction.

10.   GOODWILL AND OTHER INTANGIBLES

        The following tables present details of our intangible assets as of September 26, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$124.2	$39.9	$84.3
Distribution rights	2-10	36.1	12.7	23.4
Patents and technology and distribution channels	3-10	33.5	14.1	19.4
Other	5-34	15.4	9.4	6.0
Intangible assets not subject to amortization:
Brands	Indefinite	361.9	—	361.9
Pension	N/A	40.7	—	40.7
Other	Indefinite	27.8	—	27.8

Total		$639.6	$76.1	$563.5

        Based on average foreign exchange rates for the thirteen weeks ended September 26, 2004, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2004–Remaining	$5.6
2005	$17.5
2006	$17.1
2007	$12.9
2008	$11.7

        Amortization expense of intangible assets was $6.8 million and $16.5 million for the thirty-nine weeks ended September 26, 2004, and September 28, 2003, respectively.

        As of September 26, 2004, goodwill was allocated between our reportable segments as follows:

Segment	Amount
(In millions)
Americas	$150
Europe	660

Total	$810

        Goodwill balances fluctuated from December 28, 2003, solely due to changes in currency rates.

        Goodwill related to our joint venture investment with Molson in the United States was evaluated during the third quarter of 2004 under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, (APB No. 18), and found not to be impaired. Since our acquisition of the joint venture interest, the venture has seen significant volume gains, but its operating results have not met our original expectations. Our partner and we continue to evaluate and refine the venture's strategy, along with the implications that future assumptions for volume, costs and profit may have on the value of our investment. This goodwill of approximately $62 million is included in investments in joint ventures in the accompanying Condensed Consolidated Balance Sheet.

11.   DEBT

        Our total long-term borrowings as of September 26, 2004, and December 28, 2003, were composed of the following:

	As of
	September 26, 2004	December 28, 2003
	(In thousands)
Short-term borrowings(1)	$—	$21,309
Senior private placement notes(2)	$20,000	$20,000
6 3/8% Senior notes due 2012	859,285	854,043
Senior Credit Facility(3)	—	86,000
Commercial paper(4)	119,456	249,645
Other notes payable(5)	65,236	20,006

Total long-term debt	$1,063,977	$1,229,694
Total debt	$1,063,977	$1,251,003

Current portion of long-term debt	$143,660	$69,856

(1)
Our short-term borrowings consist of various uncommitted lines of credit. At September 26, 2004, we had two USD uncommitted lines of credit totaling $50 million. We had $7.0 million outstanding under these lines of credit as of December 28, 2003, and no borrowings outstanding under these lines as of September 26, 2004. Amounts outstanding under the lines of credit bear interest at a rate stated by the lenders. The interest rate at December 28, 2003, was 1.80%. We also had three uncommitted lines of credit totaling £30.0 million, or approximately $54.2 million based on foreign exchange rates at September 26, 2004. These lines of credit bear interest at a floating rate determined by the lenders. At September 26, 2004, there was no balance outstanding and at December 28, 2003, the balance outstanding totaled $11.9 million. The interest rate at December 28, 2003, was 4.30%. In addition, we have two uncommitted lines of credit totaling 1.1 billion Japanese yen, or approximately $9.9 million, at September 26, 2004. Interest rates are below 1% and amounts outstanding totaled $2.4 million at December 28, 2003. There was no balance outstanding at September 26, 2004.

(2)
At September 26, 2004, we had $20.0 million in unsecured senior notes that were due July 2005. Subsequent to September 26, 2004, we repaid the note, in full.

(3)
At December 28, 2003, we had $86.0 million outstanding on an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. In connection with the repayments on our term loan, we accelerated the amortization of fees associated with the loan, resulting in a $0.4 million charge to interest expense during the first quarter of 2004.

(4)
In June 2003, we issued approximately $300 million in commercial paper. At September 26, 2004, and December 28, 2003, we had $119 million and $250 million outstanding, respectively. All of our commercial paper balance is classified as short-term as of September 26, 2004, as our intent is to repay the entire balance in the next twelve months. As of September 26, 2004, and December 28, 2003, the interest rates on our commercial paper borrowings ranged from 1.79% to 1.85%, with a weighted average of 1.84%; and from 1.24% to 1.27%, with a weighted average of 1.255%, respectively. As of September 26, 2004, $119 million of our total $500 million unsecured committed credit arrangement was being used as a backstop for our commercial paper program. This line of credit has a five-year term expiring 2007.

(5)
Our other notes payable consist of a CBL note payable totaling approximately $20 million and denominated in Euros that existed at the time of the CBL acquisition; and a note payable totaling approximately $45 million issued by our RMMC joint venture (See Note 2). The CBL note bears interest at 5.39% and matures in October 2005. The RMMC note is currently non-recourse to Coors, bears interest at 7.20% and matures in December 2013. We are in discussions with our lenders related to Coors extending a guarantee of this debt.

12.   EMPLOYEE RETIREMENT PLANS

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

	Thirteen Weeks Ended:
	September 26, 2004			September 28, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,095	$8,209	$13,304	$4,634	$7,344	$11,978
Interest cost	12,766	24,383	37,149	12,292	21,157	33,449
Expected return on plan assets	(13,166)	(29,518)	(42,684)	(12,208)	(25,262)	(37,470)
Amortization of prior service cost	1,443	—	1,443	1,480	—	1,480
Amortization of transition obligation	60	—	60	59	—	59
Amortization of net loss (gain)	3,434	(744)	2,690	1,795	—	1,795
Less expected participant contributions	—	(2,257)	(2,257)	—	(2,045)	(2,045)

Net periodic pension cost	$9,632	$73	$9,705	$8,052	$1,194	$9,246

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499	$401	$—	$401
Interest cost on projected benefit obligation	1,564	—	1,564	1,689	—	1,689
Amortization of prior service cost	(5)	—	(5)	(5)	—	(5)
Recognized net actuarial loss	192	—	192	91	—	91

Net periodic post-retirement benefit cost	$2,250	$—	$2,250	$2,176	$—	$2,176

	Thirty-nine Weeks Ended:
	September 26, 2004			September 28, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$15,396	$25,055	$40,451	$13,778	$21,620	$35,398
Interest cost	39,083	74,419	113,502	36,551	62,283	98,834
Expected return on plan assets	(39,783)	(90,092)	(129,875)	(36,276)	(74,369)	(110,645)
Amortization of prior service cost	4,415	—	4,415	4,401	—	4,401
Amortization of transition obligation	179	—	179	182	—	182
Amortization of net loss	10,514	1,644	12,158	6,321	—	6,321
Less expected participant contributions	—	(6,887)	(6,887)	—	(6,019)	(6,019)

Net periodic pension cost	$29,804	$4,139	$33,943	$24,957	$3,515	$28,472

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,497	$—	$1,497	$1,203	$—	$1,203
Interest cost on projected benefit obligation	4,692	—	4,692	5,067	—	5,067
Amortization of prior service cost	(15)	—	(15)	(15)	—	(15)
Recognized net actuarial loss	576	—	576	273	—	273

Net periodic post-retirement benefit cost	$6,750	$—	$6,750	$6,528	$—	$6,528

        In July 2004, we received £14 million (approximately $26 million at then-current exchange rates) from Interbrew, related to misrepresentations made by them regarding pension participant data when CBL was purchased in 2002. The participant data originally provided by Interbrew when CBL was acquired omitted data that significantly increased our pension liability at the time of the acquisition (approximately £21 million or $38 million at current exchange rates). We determined that goodwill associated with the purchase price of CBL should be adjusted for the change in the pension liability and for the cash collected from Interbrew during the third quarter. The net effect of adjusting goodwill for the pension liability and the cash received was insignificant. The effect on equity was to increase other comprehensive income by $23.3 million, net of tax (Note 4). The effect of the adjustment on pension expense will be to reduce amortization of actuarial losses by approximately £21 million (approximately $38 million at current exchange rates) over the remaining working lives of participants (estimated at 10 years), and increase the interest component of annual service cost by approximately £1 million or $2 million.

        We made pension contributions totaling $69 million in the third quarter of 2004. We do not plan to make additional pension contributions during 2004.

13.   CHANGES IN CAPITAL STOCK AND PAID-IN CAPITAL

        The following summarizes the changes in our capital stock and paid-in capital accounts during the first nine months of 2004:

	Shares of common stock issued		Common stock issued
					Paid-in Capital
	Class A	Class B	Class A	Class B
	(In thousands)
Balances at December 28, 2003	1,260	35,154	$13	$352	$32,049
Shares issued under stock plans	—	1,012	—	10	53,901
Tax benefit from shares issued under stock plans	—	—	—	—	5,198

Balances at September 26, 2004	1,260	36,166	$13	$362	$91,148

14.   SUBSEQUENT EVENTS

Pub Dispense Equipment Outsourcing Agreement

        CBL entered into an agreement with two other UK brewers, Scottish Courage Ltd. and Carlsberg UK Ltd., in August 2004, to create a joint venture to outsource the management and servicing of the three brewers' on-trade dispense equipment. The venture, called Serviced Dispense Equipment Ltd. (SDE) would contract with a separate business, Innserve Ltd., to perform day-to-day technical services, including on-trade cellar services, maintenance and installation of fonts, lines, coolers and other equipment used to dispense on-trade beverages. The agreement was subject to the approval of the Office of Fair Trading (OFT). While the OFT previously approved a similar agreement between Scottish Courage Ltd. and Carlsberg UK Ltd., the addition of CBL to the venture prompted the OFT to refer the case to the UK Competition Commission. As a result, the agreements regarding the SDE joint venture were voided; however, we and the other joint venture investors intend to continue to pursue the arrangement. The UK Competition Commission is expected to report by March 15, 2005. This event presents enough uncertainty regarding the eventual closing of the sale that our on-trade dispense equipment assets have not been reclassified as held for sale as of September 26, 2004, and an expected $22 million loss on sale of the assets will not be recorded unless the agreement is approved by the UK Competition Commission, as an impairment loss is not called for with the assets classified as held for use.

New Income Tax Bill

        On October 22, 2004, a new tax law was enacted in the United States and some of the provisions in this law will be effective for 2004. We are in the process of evaluating the impact of this law on our operations.

15.   CONTINGENCIES

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

        Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1.4 million and $3.3 million, respectively. We did not assume any future recoveries from insurance companies in the estimate of our liability. We believe that the existing accrual is adequate as of September 26, 2004.

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

Golden Brewery Accident

        In February 2004, we experienced an accident at our Golden brewery operation that resulted in injuries to three employees, extensive property damage, and a shutdown of the brewery operation for a short time. We maintain insurance coverage for these types of events; including coverage for costs we incurred to avoid any business interruption. We recorded a loss of $2.0 million in cost of goods sold during the first quarter of 2004 representing our insurance deductibles for costs of the cleanup and repairs, and the losses from the impairment of long-lived assets. These costs were offset in cost of goods sold by gains of $0.5 million and $1.5 million recorded in the second and third quarters, respectively, associated with insurance recoveries for costs that are being capitalized to property, plant and equipment. FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets, clarifies that if insurance reimbursements are collected for costs that were capitalized to the balance sheet, those reimbursements are to be treated as gains, as opposed to reducing the book basis of the related assets. We anticipate that we will recognize additional gains of $1.0 million to $1.5 million from the insurance proceeds we receive for costs incurred for capital assets purchased as a part of the project to restore the damaged area, most of which will be recognized in 2005. Our cleanup and repair efforts were substantially completed in the second and third quarters of 2004.

16.   SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, a wholly owned subsidiary of ours, CBC (Issuer), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Adolph Coors Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheets as of September 26, 2004, and December 28, 2003, and the Condensed Consolidating Statements of Income for the thirteen and thirty-nine weeks ended September 26, 2004, and September 28, 2003, and the Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 26, 2004, and September 28, 2003. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2004 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$670,109	$40,507	$777,212	$—	$1,487,828
Excise taxes	—	(104,358)	(720)	(278,444)	—	(383,522)

Net sales	—	565,751	39,787	498,768	—	1,104,306
Cost of goods sold	—	(343,895)	(31,005)	(313,484)	—	(688,384)
Equity in subsidiary earnings	58,831	60,238	—	—	(119,069)	—

Gross profit	58,831	282,094	8,782	185,284	(119,069)	415,922
Marketing, general and administrative	(2,874)	(188,211)	(5,487)	(115,446)	—	(312,018)

Operating income	55,957	93,883	3,295	69,838	(119,069)	103,904
Interest income (expense), net	9,860	(10,687)	3,760	(15,201)	—	(12,268)
Other income (expense)	625	(25,263)	60,924	(30,383)	—	5,903

Income before income taxes	66,442	57,933	67,979	24,254	(119,069)	97,539
Income tax expense	(2,300)	697	(20,550)	(7,277)	—	(29,430)

Income before minority interest	64,142	58,630	47,429	16,977	(119,069)	68,109
Minority interest	—	—	—	(3,967)	—	(3,967)

Net income	$64,142	$58,630	$47,429	$13,010	$(119,069)	$64,142

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2003 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$658,200	$37,629	$724,362	$—	$1,420,191
Excise taxes	—	(105,912)	(526)	(265,029)	—	(371,467)

Net sales	—	552,288	37,103	459,333	—	1,048,724
Cost of goods sold	—	(336,779)	(30,077)	(291,160)	—	(658,016)
Equity in subsidiary earnings	54,345	67,181	—	—	(121,526)	—

Gross profit	54,345	282,690	7,026	168,173	(121,526)	390,708
Marketing, general and administrative expenses	(125)	(171,515)	(4,688)	(104,985)	—	(281,313)

Operating income (loss)	54,220	111,175	2,338	63,188	(121,526)	109,395
Interest income (expense) net	11,544	(15,384)	4,165	(13,964)	—	(13,639)
Other (expense) income	(35)	(49,329)	74,785	(25,422)	—	(1)

Income before income taxes	65,729	46,462	81,288	23,802	(121,526)	95,755
Income tax expense	(4,301)	7,828	(30,713)	(7,141)	—	(34,327)

Net income	$61,428	$54,290	$50,575	$16,661	$(121,526)	$61,428

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,917,608	$108,099	$2,247,134	$—	$4,272,841
Excise taxes	—	(299,100)	(1,595)	(793,635)	—	(1,094,330)

Net sales	—	1,618,508	106,504	1,453,499	—	3,178,511
Cost of goods sold	—	(996,265)	(83,128)	(923,759)	—	(2,003,152)
Equity in subsidiary earnings	121,875	140,667	—	—	(262,542)	—
Gross profit	121,875	762,910	23,376	529,740	(262,542)	1,175,359

Marketing, general and administrative expenses	(4,538)	(542,166)	(20,604)	(350,549)	—	(917,857)

Operating income (loss)	117,337	220,744	2,772	179,191	(262,542)	257,502
Interest income (expense), net	32,310	(37,368)	12,801	(48,574)	—	(40,831)
Other (expense) income	315	(70,487)	154,434	(78,379)	—	5,883

Income before income taxes	149,962	112,889	170,007	52,238	(262,542)	222,554
Income tax expense	(8,944)	8,733	(53,775)	(15,672)	—	(69,658)

Income before minority interest	141,018	121,622	116,232	36,566	(262,542)	152,896
Minority interest	—	—	—	(11,878)	—	(11,878)

Net income	$141,018	$121,622	$116,232	$24,688	$(262,542)	$141,018

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003 (In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,933,947	$87,129	$1,969,341	$—	$3,990,417
Beer excise taxes	—	(306,264)	(965)	(705,947)	—	(1,013,176)

Net sales	—	1,627,683	86,164	1,263,394	—	2,977,241
Cost of goods sold	—	(1,008,494)	(69,097)	(822,986)	—	(1,900,577)
Equity in subsidiary earnings	114,985	101,003	—	—	(215,988)	—
Gross profit	114,985	720,192	17,067	440,408	(215,988)	1,076,664

Marketing, general and administrative expenses	(366)	(517,402)	(18,779)	(298,888)	—	(835,435)

Operating income (loss)	114,619	202,790	(1,712)	141,520	(215,988)	241,229
Interest income (expense), net	34,637	(45,667)	4,652	(41,233)	—	(47,611)
Other (expense) income	(125)	(42,154)	114,490	(65,920)	—	6,291

Income before income taxes	149,131	114,969	117,430	34,367	(215,988)	199,909
Income tax expense	(10,555)	(204)	(40,263)	(10,311)	—	(61,333)

Net income	$138,576	$114,765	$77,167	$24,056	$(215,988)	$138,576

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 26, 2004

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,035	$821	$4,024	$81,606	$—	$92,486
Accounts receivable, net	—	96,730	10,278	481,256	—	588,264
Other receivables, net	—	48,710	146	55,291	—	104,147
Inventories	—	123,046	5,463	106,956	—	235,465
Other current assets	—	56,923	329	44,267	—	101,519

Total current assets	6,035	326,230	20,240	769,376	—	1,121,881
Properties, net	—	781,726	19,242	595,832	—	1,396,800
Goodwill	—	158,189	(152,965)	805,227	—	810,451
Other intangibles, net	—	48,084	10,426	504,988	—	563,498
Investments in joint ventures	—	64,671	—	71,327	—	135,998
Net investment in and advances to subs	1,554,724	1,864,108	—	—	(3,418,832)	—
Long-term deferred tax asset	16,188	10,214	131,336	51,366	—	209,104
Other non-current assets	5,419	95,731	2,648	135,104	—	238,902

Total assets	$1,582,366	$3,348,953	$30,927	$2,933,220	$(3,418,832)	$4,476,634

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$101,812	$2,720	$154,384	$—	$258,916
Accrued salaries and vacations	4,156	47,324	1,369	5,951	—	58,800
Taxes, other than income	—	39,835	560	140,254	—	180,649
Accrued expenses and other liabilities	37,793	168,005	130	276,578	—	482,506
Current debt	20,000	119,113	—	4,547	—	143,660

Total current liabilities	61,949	476,089	4,779	581,714	—	1,124,531
Long-term debt	—	859,628	—	60,689	—	920,317
Deferred tax liability	—	—	—	202,106	—	202,106
Other long-term liabilities	7,737	461,130	208	215,710	—	684,785

Total liabilities	69,686	1,796,847	4,987	1,060,219	—	2,931,739

Minority interest	—	—	—	32,215	—	32,215
Total shareholders' equity	1,512,680	1,552,106	25,940	1,840,786	(3,418,832)	1,512,680

Total liabilities and shareholders' equity	$1,582,366	$3,348,953	$30,927	$2,933,220	$(3,418,832)	$4,476,634

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$454	$802	$2,849	$15,335	$—	$19,440
Accounts receivable, net	35	45,018	8,990	564,010	—	618,053
Other receivables, net	—	66,483	2,220	64,316	—	133,019
Total inventories	—	109,113	5,619	94,753	—	209,485
Other current assets	—	40,043	423	58,385	—	98,851

Total current assets	489	261,459	20,101	796,799	—	1,078,848
Properties, at cost and net	—	813,996	18,919	617,870	—	1,450,785
Goodwill	—	151,868	(149,974)	794,526	—	796,420
Other intangibles, net	—	66,913	82,782	402,417	—	552,112
Investments in joint ventures	—	95,392	—	98,190	—	193,582
Net investment in and advances to subs	1,285,272	1,851,260	—	—	(3,136,532)	—
Deferred tax asset	18,392	(125)	135,047	51,490	—	204,804
Other non-current assets	5,318	78,698	2,648	123,011	—	209,675

Total assets	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$179,300	$1,091	$215,813	$—	$396,204
Accrued salaries and vacations	—	47,640	1,203	8,750	—	57,593
Taxes, other than income taxes	—	27,704	715	184,062	—	212,481
Accrued expenses and other liabilities	14,739	103,754	3,456	254,330	—	376,279
Current debt	—	76,855	—	14,310	—	91,165

Total current liabilities	14,739	435,253	6,465	677,265	—	1,133,722
Long-term debt	20,000	1,119,832	(865)	20,871	—	1,159,838
Deferred tax liability	—	—	—	195,523	—	195,523
Other long-term liabilities	7,356	480,401	840	241,170	—	729,767

Total liabilities	42,095	2,035,486	6,440	1,134,829	—	3,218,850

Total shareholders' equity	1,267,376	1,283,975	103,083	1,749,474	(3,136,532)	1,267,376

Total liabilities and shareholders' equity	$1,309,471	$3,319,461	$109,523	$2,884,303	$(3,136,532)	$4,486,226

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$19,349	$5,762	$108,842	$170,368	$304,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(62,153)	(1,534)	(67,304)	(130,991)
Proceeds from sales of assets	—	719	332	46,528	47,579
Investment in Molson USA, LLC	—	(1,747)	—	—	(1,747)
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Cash received from Interbrew (Note 12)	—	—	—	25,836	25,836
Trade loans advanced to customers	—	—	—	(20,785)	(20,785)
Trade loan repayments from customers	—	—	—	43,651	43,651
Other	—	—	(86)	88	2

Net cash (used in) provided by investing activities	—	(63,181)	(1,288)	48,854	(15,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	53,901	—	—	—	53,901
Dividends paid	(22,843)	—	—	—	(22,843)
Net payments on short-term borrowings	—	(7,000)	—	(14,307)	(21,307)
Net payments on commercial paper	—	(130,500)	—	—	(130,500)
Payments on debt and capital lease obligations	—	(86,571)	—	(2,499)	(89,070)
Dividends paid to minority interest holders	—	—	—	(7,218)	(7,218)
Change in overdraft balances and other	9	(4)	—	(5)	—
Net activity in investment and advances (to) from subsidiaries	(44,835)	281,513	(107,544)	(129,134)	—

Net cash (used in) provided by financing activities	(13,768)	57,438	(107,544)	(153,163)	(217,037)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	5,581	19	10	66,059	71,669
Effect of exchange rate changes on cash and cash equivalents	—	—	1,165	212	1,377
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of quarter	$6,035	$821	$4,024	$81,606	$92,486

ADOLPH COORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2003

(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$18,041	$135,736	$95,749	$79,741	$329,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	—	(60,719)	(892)	(98,334)	(159,945)
Proceeds from sales of properties	—	307	10,177	5,135	15,619
Investment in Molson USA, LLC	—	(5,239)	—	—	(5,239)
Trade loans advanced to customers	—	—	—	(26,429)	(26,429)
Trade loan repayments from customers	—	—	—	39,080	39,080
Other	—	(630)	—	—	(630)

Net cash (used in) provided by investing activities	—	(66,281)	9,285	(80,548)	(137,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	1,563	—	—	—	1,563
Dividends paid	(22,359)	—	—	—	(22,359)
Net proceeds (payments on) from short-term borrowings	—	34,167	—	(80,015)	(45,848)
Net proceeds on commercial paper	—	249,690	—	—	249,690
Payments on debt and capital lease obligation	—	(378,099)	—	—	(378,099)
Change in overdraft balances	—	(25,227)	—	—	(25,227)
Net activity in investment and advances (to) from subsidiaries	2,868	50,696	(104,727)	51,163	—

Net cash used in financing activities	(17,928)	(68,773)	(104,727)	(28,852)	(220,280)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	113	682	307	(29,659)	(28,557)
Effect of exchange rate changes on cash and cash equivalents	—	—	223	418	641
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of quarter	$274	$1,181	$1,164	$28,632	$31,251

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Compared to the third quarter of 2003, the third quarter of 2004 was a challenging quarter for us, with weak volume trends in both our Americas and Europe segments. Our net income in the quarter was higher due to improved beer pricing, one-time non-operating income (consisting primarily of non-operating gains and an accelerated royalty payment), a lower effective tax rate and favorable exchange rates compared to the third quarter of last year. Year-to-date, our effective tax rate is comparable to 2003, and net income has improved due to beer pricing and favorable exchange rate comparisons throughout 2004.

        In Europe, our results in local currency were impacted substantially by the extreme comparison of colder and very wet weather in the third quarter of this year versus unusually hot, dry weather in the same period last year, which adversely impacted the entire UK beer industry. The negative impact was offset partly by continued strong pricing gains in the on-trade. Even with the volume challenges, our top-selling Carling brand gained share during the third quarter.

        In the Americas, sales to retail were down slightly, consistent with trends earlier in the year. Although Coors Light sales declined at a low-single-digit rate, the brand's trends improved in several key areas of the United States. Americas cost of goods per barrel were higher, primarily due to increases in transportation costs, lower sales volume, the related loss of fixed cost leverage and a sales mix shift toward more-expensive, higher-margin brands and packages. Europe's cost of goods per barrel was also higher due to loss of fixed cost leverage and increases in transportation costs.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the thirteen and thirty-nine week periods ended September 26, 2004, and September 28, 2003, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 28, 2003. Our results in the first three quarters of 2004 are affected by the adoption of FIN46R, which required consolidation of some of our joint ventures. (See Note 2 in the accompanying financial statements.)

THE AMERICAS SEGMENT RESULTS OF OPERATIONS

        The Americas segment is focused on the production, marketing, and sales of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC joint ventures consolidated in 2004 under FIN46R. This segment also includes the Coors Light business in Canada that is conducted through a partnership with Molson, Coors Canada, and the sale of Molson products in the United States that is conducted through a joint venture, Molson USA. The Americas also include the small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Japan, China, Mexico and the Caribbean.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	5,922	5,960	(0.6)%	16,903	17,284	(2.2)%

Net sales	$662,215	$640,443	3.4%	$1,881,393	$1,859,232	1.2%
Cost of goods sold	(386,576)	(384,356)	0.6%	(1,110,998)	(1,123,458)	(1.1)%

Gross profit	275,639	256,087	7.6%	770,395	735,774	4.7%
Marketing, general and administrative expenses	(198,791)	(182,920)	8.7%	(573,611)	(549,165)	4.5%

Operating income	76,848	73,167	5.0%	196,784	186,609	5.5%
Other income, net	6,226	(560)	N/M	8,563	2,897	195.6%

Income before income taxes(1)	$83,074	$72,607	14.4%	$205,347	$189,506	8.4%

(1)
Income before income taxes in 2004 includes $3,054 and $9,731 for the thirteen and thirty-nine weeks ended September 26, 2004, respectively, and represents the minority owners' share of income attributable to the RMMC and RMBC joint ventures.

Foreign Currency Impact on 2004 Results

        In the first three quarters of 2004, our Americas segment benefited from a 6.0% year-over-year increase in the value of the Canadian dollar (CAD) against the US dollar. In the third quarter of 2004, the increase was 4.9%. As a result of this exchange-rate fluctuation, income before income taxes deriving from the Coors Canada partnership is higher by approximately $2.7 million year-to-date and approximately $1.0 million for the quarter.

Net sales and volume

        For the thirteen weeks ended September 26, 2004, net sales in the Americas totaled $662.2 million, 3.4% higher than $640.4 million in the third quarter of 2003. For the thirty-nine weeks ended September 26, 2004, net sales in the Americas were 1.2% higher than sales for the first nine months of 2003. Volume was slightly lower, quarter-over-quarter, and 2.2% lower, year-over-year. Volume has been the primary challenge to sales revenue growth in 2004, accounting for an approximate $3.5 million and $41.0 million decrease in the quarterly and nine-month periods' net sales, respectively. However, our net sales per barrel have increased 4.1% in the third quarter of 2004 and 3.5% for the year-to-date period due primarily to domestic pricing (2.3% for the quarter), positive brand mix (0.5% for the quarter), higher income realized from our Canada business (0.4% for the quarter), and fuel surcharge revenues (0.3% for the quarter), which began in the third quarter to help defray higher energy and freight costs in the current year. Year-to-date revenues have benefited similarly due to a favorable pricing environment. Further, as discussed above, revenues were assisted by positive currency impacts in both the third quarter and year-to-date.

Cost of goods sold

        Cost of goods sold increased slightly in the third quarter of 2004 to $386.6 million. Year-to-date, cost of goods sold have decreased about 1% or $12.5 million. Cost of goods sold increased approximately 1.2% per barrel quarter-over-quarter and 1.1% year-over-year. The increase per barrel in the third quarter of 2004 is driven by price inflation driven by an increase in outbound transportation costs due to higher diesel fuel costs and carrier pricing (1.1)% and packaging and brand mix (1.1)%, offset by lower costs associated with continued improvements in operations productivity (0.6)%, freight process improvements (0.5)%, and the positive impact to cost of goods sold from the impact of adopting FIN46R (0.9)%, which reduces cost of goods sold by including the minority interest share of income in the joint ventures.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 8.7% to $198.8 million in the third quarter of 2004 from $182.9 million in 2003. Year-to-date, marketing, general and administrative expense increased 4.5% to $573.6 million. Over half of the third quarter increase is due to additional marketing investments in core brands and increased labor-related and overhead costs in our sales and marketing organizations.

Other Income (Expense), net

        Other income increased in 2004, primarily due to a gain of approximately $5.0 million recognized in September, which is related to final settlement of royalties owed to us from the sale of our coal operations several years ago. We also recognized gains on the sales of a warehouse in September totaling approximately $1.0 million.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

        The Europe segment consists of our production and sale of the CBL brands (principally in the United Kingdom, but also in other parts of the world), our joint venture arrangement relating to the distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R in 2004), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It also includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	2,637	2,812	(6.2)%	7,516	7,538	(0.3)%

Net sales	$442,091	$408,281	8.3%	$1,297,118	$1,118,009	16.0%
Cost of goods sold	(301,808)	(273,660)	10.3%	(892,154)	(777,119)	14.8%

Gross profit	140,283	134,621	4.2%	404,964	340,890	18.8%
Marketing, general and administrative expenses	(102,527)	(92,149)	11.3%	(315,871)	(267,566)	18.1%

Operating income	37,756	42,472	(11.1)%	89,093	73,324	21.5%
Interest income(1)	3,757	4,207	(10.7)%	11,828	12,960	(8.7)%
Other income (expense), net	(948)	(99)	857.6%	(2,996)	2,909	N/M

Income before income taxes and minority interest(2)	$40,565	$46,580	(12.9)%	$97,925	$89,193	9.8%

(1)
Interest income is earned on trade loans to UK on-trade customers, and is typically driven by debt balances from period-to-period.

(2)
Income before income taxes in 2004 includes $1,305 and $3,327 for the thirteen and thirty-nine weeks ended September 26, 2004, respectively, that represents the minority owners' share of income attributable to the Grolsch joint venture.

Foreign currency impact on 2004 results

        In the third quarter of 2004, our Europe segment benefited from a 12.8% quarter-over-quarter increase in the value of the British pound sterling (GBP) against the US dollar. Year-to-date the GBP has increased 11% against the US dollar. Partially as a result of this exchange rate fluctuation, all per unit revenues and costs from our Europe segment in 2004 are significantly higher than in the prior year. The following table summarizes the approximate effect this change in exchange rates had on the Europe segment pre-tax results in 2004:

	Increase Due to Currency Effects
	Thirteen Weeks Ended September 26, 2004	Thirty-nine Weeks Ended September 26, 2004
	(In thousands)
Net sales	$49,722	$147,680
Cost of goods sold	(33,924)	(101,825)

Gross profit	15,798	45,855
Marketing, general & administrative expenses	(11,567)	(36,170)

Operating income	4,231	9,685
Interest income	422	1,363
Other income (expense), net	(91)	(335)

Income before income taxes and minority interest	$4,562	$10,713

Net sales and volume

        Net sales from the Europe segment totaled $442.1 million in the third quarter of 2004, 8.3% higher than the $408.3 million of sales in the same period last year. Net sales year-to-date are higher by $179.1 million, or 16%, compared to 2003. As discussed above, currency fluctuation accounted for $49.7 million and $147.7 million of the increased revenues in the third quarter and nine-month periods, respectively. Therefore, sales denominated in local currency actually declined by approximately 4% in the third quarter and increased approximately 3% year-to-date. Movements in factored brand sales also impact the Europe reported net sales numbers as the value of the sale is included within net sales, but the related volume is not included within the reported sales volumes. In the third quarter, the net sales value of our factored brand sales declined approximately 5%. Year-to-date, the factored brand net sales value has increased approximately 3%.

        Owned brand volume declined 6.2% quarter-over-quarter and was flat year-to-date. The weak volume performance in the third quarter is largely attributed to poor weather compared to exceptionally warm and dry weather in the United Kingdom in 2003. After adjustment for the impacts of currency appreciation and factored brand sales, owned brand sales values in local currency decreased by approximately 3%, lower than the owned brand volume decrease. This represents an increase in owned brand net sales value per barrel of some 3%. Year-to-date, owned brand net sales have increased approximately 2.5%. With broadly flat volume year-to-date, this represents an increase in owned brand net sales per barrel of approximately 2.5%. The increases in owned brand net sales per barrel in both the quarter and the year-to-date have been driven by strong pricing, particularly in the on-trade, partially offset by adverse brand and channel mix.

Cost of goods sold

        Cost of goods sold was $301.8 million in the third quarter of 2004, 10.3% higher than last year's third quarter. Cost of goods sold for the first three quarters of 2004 was $892.2 million, or 14.8% higher than last year. As noted above, currency appreciation accounts for a substantial element of the increases over last year, $33.9 million in the quarter and $101.8 million year-to-date. Like the Americas, Europe suffered from the de-leveraging of fixed costs from lower volumes and experienced increased transportation costs which, along with the impact of inflation, caused an increase in the costs of goods sold per barrel denominated in local currency. These increases were, however, partially offset by the reduction in the value of factored brand purchases in the quarter where, similar to net sales, the purchase costs are included in cost of goods sold but the sales are not included in reported sales volumes. Further offsetting the increases in cost of goods sold was the implementation of FIN46R in 2004, which increased gross profit by $8.2 million and $21.8 million, respectively, in the quarter and nine months ended September 26, 2004. (See Note 2 in the accompanying financial statements.)

Marketing, general and administrative expenses

        Third quarter 2004 marketing, general and administrative expenses were $102.5 million, an increase of approximately 11.3% over the third quarter of 2003. Year-over-year, marketing, general and administrative expenses increased 18.1%. This increase is primarily a result of the currency appreciation ($11.6 million and $36.2 million in the quarter and year to date, respectively) and the implementation of FIN46R in 2004 (addition of Grolsch expenses totaling $6.3 million and $16.4 million in the quarter and nine-months ended September 26, 2004, respectively). In addition, marketing, general and administrative expenses in the third quarter in 2003 were reduced by the one-time gain of $3.5 million pretax on the sale of the rights to our Hooper's Hooch™ flavored alcohol beverage brand in Russia.

Other income (expense), net

        Third quarter other expense, net increased $0.8 million and year-to-date $5.9 million. The third quarter and year-to-date increase in other expense, net is due to the decline in profits generated by our Tradeteam joint venture and effect of movement in currency rates. The year-to-date increase is also due to lapping a non-recurring gain on the sale of assets last year.

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

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
	(In thousands, except percentages) (Unaudited)
Net sales	$—	$—		$—	$—
Cost of goods sold	—	—		—	—

Gross profit	—	—		—	—
Marketing, general and administrative expenses	(10,700)	(6,244)	71.4%	(28,375)	(18,704)	51.7%

Operating loss	(10,700)	(6,244)	71.4%	(28,375)	(18,704)	51.7%
Interest income	1,206	536	125.0%	2,326	1,645	41.4%
Interest expense	(17,231)	(18,382)	(6.3)%	(54,985)	(62,216)	(11.6)%
Other expense	625	658	(5.0)%	316	485	(34.8)%

Loss before income taxes(1)	$(26,100)	$(23,432)	11.4%	$(80,718)	$(78,790)	2.4%

(1)
Loss before income taxes in 2004 includes $392 and $1,180 for the thirteen and thirty-nine weeks ended September 26, 2004 and represents the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 71.4% to $10.7 million in the third quarter of 2004, compared to the third quarter of 2003. Year-to-date, marketing, general and administrative expenses increased 51.7% to $28.4 million. Increases for the third quarter are primarily due to higher incentive compensation costs ($3.2 million), the costs to comply with the Sarbanes-Oxley Act of 2002 ($0.1 million in 2004, compared to $0.6 million in 2003), and non-capitalizable merger costs ($0.7 million). For the year-to-date period, increases are primarily due to incentive compensation costs ($6.7 million), legal fees associated with regulatory compliance and outsourcing ($2.4 million) and the costs to comply with the Sarbanes-Oxley Act of 2002 ($1.4 million in 2004, compared to $0.6 million in 2003).

Interest expense

        Interest expense decreased $1.8 million in the third quarter of 2004 versus the comparable 2003 period. Year-to-date, interest expense decreased $7.9 million, or 13.1%. The decrease is largely due to lower debt balances ($13.2 million in reduced interest expense), partially offset by the negative impact of the British pound exchange rate on our cross currency swaps ($5.2 million) and the effect of FIN46R discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of September 26, 2004, we had negative working capital of $2.7 million compared to negative working capital of $54.9 million at December 28, 2003. The improvement in working capital is due to the consolidation of RMMC, RMBC and Grolsch ($26 million) and cash management. We had total cash of $92.5 million at September 26, 2004, compared to $19.4 million at December 28, 2003, mainly due to cash acquired when our joint ventures were consolidated in the first quarter of 2004 (increase of $20.8 million), cash received from Interbrew (increase of $25.8 million) and reduced capital spending (approximately $20 million). We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors."

        We continue to evaluate opportunities to supplement our operating cash flow through potential monetizations of assets. During the second quarter of 2004, CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. As a result, we received a cash payment of approximately £28 million ($50 million at second quarter exchange rates). We are evaluating other such efforts, both in the United States and in the United Kingdom, involving either an outsourcing of services which combines a superior long-run business model for a given activity with an asset monetization, or simply sales of idle assets, such as real estate. Success in accomplishing these types of efforts results in faster reduction of outstanding debt. We also have credit facilities that contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis.

Operating activities

        Net cash provided by operating activities of $304.3 million for the thirty-nine weeks ended September 26, 2004, decreased $24.9 million from the comparable period last year. The decrease in cash provided from operations was primarily attributable to an increase in cash taxes versus the same quarter a year ago when favorable finalization of tax audits resulted in refunds, offset by the reporting of additional cash flows as a result of consolidating certain joint ventures.

Investing activities

        During the thirty-nine weeks ended September 26, 2004, net cash used in investing activities was $15.6 million compared to $137.5 million net cash used in the same period last year. This improvement was attributable to reduced capital spending in 2004, the sale of the kegging assets in the United Kingdom, and a pension recovery received in 2004. Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as a result of implementing FIN46R (see Note 2).

Financing activities

        Net cash used in financing activities was $217.0 million for the thirty-nine weeks ended September 26, 2004, compared to $220.3 million net cash used for the same period last year. The change is mainly the result of increased repayments of debt in 2004, offset by cash received from increased stock option exercises in the first three quarters of 2004. We have also included a new item, "Dividends paid to minority interest holders," in the Financing activities section of our Condensed

Consolidated Statements of Cash Flows. This item represents distributions from our joint ventures consolidated as a result of FIN46R to the minority interest holders in those joint ventures. There is no significant net impact to cash flows as a result of the adoption of FIN46R. However, from a year-over-year comparison standpoint, cash flows from operating activities have been increased and cash flows from financing activities have been decreased as a result of classifying dividends paid to minority interest holders in financing activities.

EFFECTIVE TAX RATE VOLATILITY

        We do not provide deferred taxes on all outside basis differences in our acquired UK subsidiaries stock in accordance with SFAS 109 paragraph 31(a). Outside basis differences arise from differences in the US GAAP accounting ("Book") and US tax accounting ("Tax") for investments in foreign subsidiaries. Some examples of significant Book/Tax differences at our acquired UK subsidiaries include pension expense, goodwill amortization, depreciation and gain or loss on sale of assets. Fluctuations in these Book/Tax differences cause our tax rate to be volatile. For example, a UK asset sale in which the tax gain is $10 million more than the Book gain would cause our full-year tax rate for 2004 to increase by 1.3%, assuming pretax income and UK taxes remain unchanged. The impact on the quarterly tax rate from such a sale would be significantly greater in the quarter in which it occurred.

        Other factors that could significantly impact our tax rate include permanent reinvestment of earnings, changes in the levels of foreign deferred taxes, unutilized foreign tax credits, and a lack of tax benefits for losses at foreign subsidiaries. In computing our tax rate, we use our best estimate of annual pretax income, but do not include an estimate of future discrete events that may or may not occur during the year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of September 26, 2004:

	Payments Due By Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$1,063,977	$143,660	$28,187	$8,404	$883,726
Interest payments(2)	416,430	58,120	113,390	112,070	132,850
Derivative payments(2)	507,410	68,450	136,900	136,900	165,160
Retirement plan expenditures(3)	139,554	45,800	19,874	21,167	52,713
Operating leases	140,666	21,681	68,143	50,088	754
Capital leases(4)	7,201	1,278	5,923	—	—
Other long-term obligations(5)	3,336,084	497,133	1,411,034	1,193,014	234,903

Total obligations	$5,611,322	$836,122	$1,783,451	$1,521,643	$1,470,106

(1)
We have had several significant changes to our debt obligations in 2004: (a) Due to the implementation of FIN46R in the first quarter, we consolidated the RMMC accounts, including approximately $45 million of notes payable. The debt proceeds have been used by RMMC to finance capital improvements. RMMC's debt is secured by its various supply and access agreements with no recourse to CBC or to Ball. (b) At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. (c) In June 2003, we issued approximately $300 million in commercial paper. At September 26, 2004, we had $119 million outstanding. All of our commercial paper is classified as short-term, as our intent is to repay this debt in the next twelve months. Subsequent to September 26, 2004, we repaid a $20 million senior credit facility.

(2)
The "interest payments" line includes interest on our bonds, commercial paper and other borrowings outstanding at September 26, 2004, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations only, which are paid to counterparties under our interest rate and cross currency swap agreements. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $459.7 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, floating payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows:

Total	Less than 1 year	1–3 years	4–5 years	After 5 years
$464,060	$64,340	$125,830	$124,510	$149,380
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004, and totaling $6.9 million at September 26, 2004. The new EDS contract includes services to our Americas and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $1.7 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $1.1 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Standby letters of credit	$12,084	$12,084	$—	$—	$—

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

  •
  Litigation directed at the alcohol beverage industry may adversely affect our sales volumes and our business.

  •
  We have indebtedness that is substantial in relation to our stockholders' equity.

  •
  We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.

  •
  We are and will continue to be subject to various contingent liabilities and cannot predict with certainty that our reserves for those liabilities will be sufficient.

  •
  We will be subject to the normal risks associated with investing and carrying on business in various countries.

  •
  Our primary production facilities in the United States and in England are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel price increases and natural disasters.

  •
  We rely on a small number of suppliers to obtain the packaging and raw materials we need to operate our business. The inability of any of these suppliers to meet our requirements without sufficient time to develop an alternative source could have a material, adverse effect on our business.

  •
  Any significant shift in consumer packaging preferences in the beer industry could disproportionately increase our costs and could limit our ability to meet consumer demand.

  •
  Our success depends largely on the success of two primary products, Coors Light in the United States and Canada, and Carling™ in the United Kingdom; the failure or weakening of either could materially adversely affect our financial results.

  •
  If our primary information technology service providers were unable to fulfill their obligations per our contract, we could experience significant disruption in our business.

  •
  The recently announced business combination with Molson Inc. may not receive all the required approvals, may not be consummated on the currently described terms, if at all.

  •
  If the business combination with Molson is consummated, the expected benefits, savings and synergies may not be realized, or may not be realized within the currently described timeframes, and the businesses of the Company and Molson may not be successfully integrated.

  •
  Increased price discounting in our major markets could reduce profits.

Risks specific to the Americas Segment

  •
  We are significantly smaller than our two primary competitors in the United States, and consequently may be more vulnerable to cost and price fluctuations.

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

  •
  Due to a high concentration of unionized workers in the United Kingdom, any action such as labor strikes, work stoppages or other employee-related issues could have a significant effect.

  •
  We depend exclusively on one logistics provider, Tradeteam, in England, Wales and Scotland for distribution of our CBL products. Any inability or difficulty of Tradeteam to continue distribution of our products without sufficient time to locate a suitable replacement could disrupt our business resulting in a material, negative impact on our operations.

        The foregoing list of important factors is not all-inclusive.

OUTLOOK FOR 2004

Americas

        In the United States, we will be lapping significant volume declines and additional costs of approximately $8 million related to our supply-chain disruptions in the fourth quarter of 2003. Our new systems are now running smoothly, so we do not expect these issues to repeat in the fourth quarter of this year.

        Fourth quarter volume comparisons should be less challenging this year as we lap the 2.7% volume decline from the fourth quarter of 2003. This prior year decline was driven in part by our supply-chain challenges and consumer interest in low-carb beers, which was gaining momentum late last year. Key indicators now point toward a flattening of the low-carb trend. We expect the domestic pricing environment to remain positive in the fourth quarter, as well.

        Our costs for the year will be negatively impacted by higher transportation and packaging material costs (aluminum, glass and mix shift to bottles), as well as higher labor-related and health-care costs. We expect our fourth quarter marketing, general and administrative costs to be comparable to the third quarter.

Europe

        We believe volume trends will improve in the fourth quarter because comparisons will be easier than in the third quarter. Meanwhile, we believe that factored brand sales will continue to have a modest negative impact on year-over-year profits.

        We foresee higher spending on marketing and overheads—including higher costs related to information systems and servicing on-trade growth—and the UK roll-out of Coors Fine Light Beer.

        We plan to book a one-time pretax gain of approximately $7 million in the fourth quarter from the sale of our Cape Hill brewery property.

        Finally, if foreign exchange rates remain at today's levels, we anticipate less currency benefit to our UK financial results in the fourth quarter.

Pub Dispense Equipment Outsourcing Agreement

        CBL entered into an agreement with two other UK brewers, Scottish Courage Ltd. and Carlsberg UK Ltd., in August 2004, to create a joint venture to outsource the management and servicing of the three brewers' on-trade dispense equipment. The venture, called Serviced Dispense Equipment Ltd. (SDE) would contract with a separate business, Innserve Ltd., to perform day-to-day technical services, including on-trade cellar services, maintenance and installation of fonts, lines, coolers and other equipment used to dispense on-trade beverages. The agreement was subject to the approval of the Office of Fair Trading (OFT). While the OFT previously approved the agreement between Scottish Courage Ltd. and Carlsberg UK Ltd., the addition of CBL to the venture prompted the OFT to refer the case to the UK Competition Commission. The UK Competition Commission is expected to report by March 15, 2005. This event presents enough uncertainty regarding the eventual closing of the sale that our on-trade dispense equipment assets have not been reclassified as held for sale as of September 26, 2004 and an expected $22 million loss on sale of the assets will not be recorded unless the UK Competition Commission approval is obtained.

Corporate

Molson Coors Merger

        We announced in July our agreement to merge with Molson Inc. in order to broaden and strengthen our business on a global basis. The combination of these two brewing organizations will create a stronger, more diversified company that, as the fifth largest brewer in the world, will have the organizational scale and financial strength to compete more effectively in the consolidating global beer industry. The proposed merger has been cleared by the US Federal Trade Commission and the Canadian anti-trust authorities, but it is still subject to approval by shareholders of both companies, the Supreme Court of Quebec, appropriate regulators and other authorities, as well as other contractual closing conditions. On November 4, 2004, Molson and Coors agreed to include a special dividend to Molson shareholders as part of the merger transaction. The special dividend of C$ 3.26 per share will be payable as part of the plan of arrangement. Pentland Securities (1981) Inc., a company controlled by Eric H. Molson, has agreed to forego any participation in the special dividend. Coors will be the accounting and legal acquirer in the transaction.

Liquidity

        We are on track to achieve debt reduction in excess of $300 million in 2004. We also currently estimate capital spending in the range of $220 to $235 million for the year.

Income Taxes

        We anticipate that our 2004 effective tax rate will be in the range of 31% to 32%. Future events—including asset monetizations—could alter our tax-rate outlook for 2004 and later years.

        On October 22, 2004, a new tax law was enacted in the United States and some of the provisions in this law will be effective for 2004. We are in the process of evaluating the impact of this law on our operations.

Earnings Per Share

        Basic and diluted shares outstanding continue to trend higher so far this year due to the combination of new issuances of options, option exercises and a higher stock price, which in turn negatively impact earnings per share compared with prior periods.

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

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At September 26, 2004, no collateral was posted by our counterparties or us.

        At September 26, 2004, we were a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at original prevailing foreign currency exchange rates). The swaps included an initial exchange of principal on May 7, 2002, and will require final principal exchange 10 years later. The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between two of our subsidiaries.

        At September 26, 2004, we were a party to interest rate swap agreements related to our 6 3/8% fixed rate debt. The interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread, plus the six-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as fair value hedges of the changes in the fair value of $201.2 million fixed-rate debt attributable to changes in the LIBOR swap rates.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $9.8 million and $5.9 million at September 26, 2004, and December 28, 2003, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
September 26, 2004
Foreign currency management
Forwards	$28,853	$(924)	10/04–12/05
Cross currency swap	773,800	(138,141)	5/12
Commodity pricing management
Swaps	67,134	12,030	2/05–2/06
Interest rate pricing management
Interest rate swaps	201,200	11,889	5/12

Total		$(115,146)

December 28, 2003
Foreign currency management
Forwards	$44,048	$(1,382)	1/04–12/05
Cross currency swap	773,800	(138,684)	5/12
Commodity pricing management
Swaps	92,468	9,638	2/04–2/06
Interest rate pricing management
Interest rate swap	76,200	6,904	5/12

Total		$(123,524)

        Maturities of derivative financial instruments held on September 26, 2004, are as follows (in thousands):

2004	2005	2006 and thereafter	Total
$(328)	$10,364	$(125,182)	$(115,146)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
	September 26, 2004	December 28, 2003
	(In millions)
Estimated Fair Value Volatility
Foreign currency risk:
Forwards, swaps	$(3.3)	$(5.0)
Interest rate risk:
Debt, swaps	$(31.0)	$(32.4)
Commodity price risk:
Swaps	$(7.9)	$(10.2)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 26, 2004, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal control over financial reporting

        There were no changes in internal controls in the third quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. We are well into the process of identifying and testing controls that will form the basis for management's evaluation of our internal control over financial reporting for the year ending December 26, 2004. Although this process is not complete, management is continuing to evaluate the company's internal controls for gaps and potential deficiencies.

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

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

2.1	Combination Agreement dated July 21, 2004, between Adolph Coors Company ("Coors"), Coors Canada Inc. ("Exchangeco") and Molson Inc. ("Molson"), together with the following exhibits: (incorporated by reference to Form 8-K filed August 3, 2004)
	Exhibit A:	Form of Molson Resolution
	Exhibit B:	Form of Plan of Arrangement
	Exhibit C:	Form of Class A Coors Voting Trust Agreement
	Exhibit D:	Form of Exchangeable Share Support Agreement
	Exhibit E:	Form of Voting and Exchange Trust Agreement
	Exhibit F:	Form of Holding Company Participation Agreement
	Exhibit G:	Form of Restated Certificate of Incorporation
	Exhibit H:	Form of Amended and Restated Bylaws
	Exhibit I:	Molson Coors Board of Directors
	Exhibit J:	Molson Coors Officers
	Exhibit L:	Terms of Registration Right
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1
Voting Agreement dated as of July 21, 2004, among Coors, Adolph Coors, Jr. Trust dated September 12, 1969, and Pentland Securities (1981) Inc. (incorporated by reference to Form 8-K filed August 3, 2004)
99.2
Voting Agreement dated as of July 21, 2004, among Molson, Adolph Coors, Jr. Trust dated September 12, 1969, Keystone Financing LLC, Peter H. Coors and Pentland Securities (1981) Inc. (incorporated by reference to Form 8-K filed August 3, 2004)

ADOLPH COORS COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) November 5, 2004

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Combination Agreement dated July 21, 2004, between Adolph Coors Company ("Coors"), Coors Canada Inc. ("Exchangeco") and Molson Inc. ("Molson"), together with the following exhibits: (incorporated by reference to Form 8-K filed August 3, 2004)
	Exhibit A:	Form of Molson Resolution
	Exhibit B:	Form of Plan of Arrangement
	Exhibit C:	Form of Class A Coors Voting Trust Agreement
	Exhibit D:	Form of Exchangeable Share Support Agreement
	Exhibit E:	Form of Voting and Exchange Trust Agreement
	Exhibit F:	Form of Holding Company Participation Agreement
	Exhibit G:	Form of Restated Certificate of Incorporation
	Exhibit H:	Form of Amended and Restated Bylaws
	Exhibit I:	Molson Coors Board of Directors
	Exhibit J:	Molson Coors Officers
	Exhibit L:	Terms of Registration Right
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1
Voting Agreement dated as of July 21, 2004, among Coors, Adolph Coors, Jr. Trust dated September 12, 1969, and Pentland Securities (1981) Inc. (incorporated by reference to Form 8-K filed August 3, 2004)
99.2
Voting Agreement dated as of July 21, 2004, among Molson, Adolph Coors, Jr. Trust dated September 12, 1969, Keystone Financing LLC, Peter H. Coors and Pentland Securities (1981) Inc. (incorporated by reference to Form 8-K filed August 3, 2004)