Form 10-K
period 2004-12-26
MOLSON COORS BREWING CO
filed 2005-03-11
CIK 24545

Use these links to rapidly review the document
INDEX
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 26, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-14829

MOLSON COORS BREWING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tenth Street, Golden, Colorado 1555 Notre Dame Street East, Montreal, Quebec, Canada	80401 H2L 2R5
(Address of principal executive offices)	(Zip Code)

303-279-6565
(Registrant's telephone number, including area code)

ADOLPH COORS COMPANY
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock (voting), $0.01 par value	New York Stock Exchange Toronto Stock Exchange
Class B Common Stock (non-voting), $0.01 par value	New York Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of Class B non-voting stock held by non-affiliates of the registrant at the close of business on June 27, 2004, was $2,439,745,011 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Class B Common Stock held by persons holding more than 5% of the outstanding shares of Class B Common Stock and shares owned by officers and directors of the registrant as of June 27, 2004 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

        Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2005 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 2005:

Class A Common Stock—1,326,665 shares
Class B Common Stock—51,449,440 shares

        In addition, the registrant has outstanding one share of special Class A voting stock and one share of special Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Coors Canada Inc. (a subsidiary of the registrant known as Molson Coors Exchangeco), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the Class A and Class B exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively. As of February 25, 2005, there were 2,437,513 outstanding Class A exchangeable shares and 32,161,792 Class B exchangeable shares.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I

ITEM 1. Business

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. ("Molson"). In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC) (formerly Adolph Coors Company), principally a holding company, its operating subsidiaries, Coors Brewing Company (CBC), operating in the United States (US); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); and our other corporate entities.

        Unless otherwise indicated, information in this report excludes Molson operating in Canada and Brazil, and is presented in US Dollars (USD).

(a)   General Development of Business

Global Expansion

        Since our founding in 1873, we have been committed to producing the highest-quality beers. Our portfolio of brands is designed to appeal to a wide range of consumer tastes, styles and price preferences. Until our acquisition of CBL in February 2002, we operated and sold our beverages predominately in North America and in select international markets. The CBL acquisition expanded our international presence to include significant operations in the United Kingdom. As a result of the Merger, and the addition of significant operations in Canada and Brazil, we are now the fifth-largest brewer by volume in the world.

Molson Inc.

        Molson is Canada's largest brewer and one of the world's leading brewers of quality beer, ranking fourteenth in the world as measured by volume, before the Merger. Molson sells its beer in Canada, Brazil and the United States. Molson has five breweries in Canada and eight breweries in Brazil and distributes over 75 owned or licensed brands of beer.

        The Merger was effected by the exchange of Coors stock for Molson stock in a transaction that is valued at approximately $3.5 billion. Coors is considered the accounting acquirer, although the transaction is viewed as a merger of equals by the two companies. The transaction is discussed in Notes 2 and 20 to the accompanying Consolidated Financial Statements in Item 8. Molson's business and historical results are discussed at length in the definitive proxy, dated December 9, 2004 and supplemented on January 19, 2005, that are on file with the SEC and available on its EDGAR database.

Joint Ventures and Other Arrangements

        To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into joint venture type arrangements with third parties over the past decade to leverage their strengths in areas like can and bottle manufacturing, transportation, packaging, engineering, energy production and information technology. Prior to the Merger, we participated in joint ventures with Molson to market Coors products in Canada (Coors Canada), and Molson products in the United States (Molson USA).

Our Products

        We own or license all of our trademarks for all of our brands. Brands sold primarily in the Americas include: Coors Light®, Coors®, Coors® Non-Alcoholic, Extra Gold®, Zima XXX®, Aspen

EdgeTM, George Killian's® Irish Red™ Lager, Keystone®, Keystone Light®, Keystone Ice®, Blue Moon™ Belgian White Ale and Mexicali®. We also sell the Molson family of brands in the United States through a joint venture. Brands sold primarily through CBL include: Carling®, Coors Fine Light Beer®, Worthingtons®, Caffrey's®, Reef®, Screamers™ and Stones®. We also sell Grolsch® in the United Kingdom through a joint venture. With the Merger, we will add the Molson® family of brands and key brands in Canada, including Molson Canadian®, Molson Dry®, Molson Export®, Rickard's Red Ale®, and others in Brazil, including A Marca Bavaria™, Kaiser® and Bavaria® to our portfolio.

        In the United Kingdom, in addition to supplying our own brands, we sell other beverage companies' products to our on-premise customers to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, increasing our net sales and cost of goods sold, but the related volume is not included in our reported sales volumes.

(b)   Financial Information About Segments

        Prior to the Merger, we categorized our operations into two operating segments: the Americas and Europe. These segments are managed by separate operating teams, even though both segments consist of the manufacture, marketing, and sale of beer and other beverage products. We anticipate adding two additional segments as a result of the Merger—Canada and Brazil.

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

        We sold approximately 68% of our 2004 reported volume in the Americas segment and 32% in the Europe segment. In 2004, Coors Light accounted for about 51% of reported volume and Carling for approximately 22%.

        Our sales volume totaled 32.7 million barrels in 2004 and 2003 and 31.8 million barrels in 2002. The barrel sales figures for each year do not include barrel sales of our products sold in Canada or the United States through our joint ventures with Molson. An additional 1.6 million, 1.5 million and 1.4 million barrels of beer were sold by Molson Coors Canada in 2004, 2003 and 2002, respectively. Our Molson USA venture sold 0.8, 0.9 and 0.9 million barrels in 2004, 2003 and 2002, respectively. These volumes will be included in barrel sales for reporting periods following the Merger on February 9, 2005. Our sales volumes also do not include the CBL factored brands business. See Item 7, Management's Discussion and Analysis, for a discussion of volume changes.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2004, 2003 or 2002.

Americas Segment

        The Americas business produces, markets, and sells the Coors portfolio of brands in the United States and its territories, including the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures consolidated in 2004 under FIN 46R, the Coors Light business in Canada and the sale of Molson products in the United States. The Americas segment also includes a small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Japan, China, Mexico, and the Caribbean.

Sales and Distribution

United States

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of 529 independent distributors purchases our products and distributes them to retail accounts. We also own three distributorships that handled less than 2% of our total domestic volume in 2004.

Canada

        Prior to the Merger, Molson Coors Canada managed all marketing activities for our products in Canada. The partnership contracted with Molson for the brewing, distribution and sale of our products. In connection with the Merger, Molson Coors Canada was dissolved into the Canadian business. Coors Light currently has an 9% market share, and is the largest-selling light beer and the 4th-best selling beer brand overall in Canada.

Puerto Rico and the Caribbean

        In Puerto Rico, we market and sell Coors Light through an independent distributor. A team of our employees manages the marketing and promotional efforts in this market, where Coors Light is the number-one brand. We also sell our products in a number of other Caribbean markets.

Mexico

        During the second quarter of 2004, Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V., a subsidiary of FEMSA Cerveza, became the sole and exclusive importer, marketer, seller and distributor of Coors Light in Mexico.

Asia

        We have small developing markets in Japan, China and Taiwan. The Japanese business is currently focused on the Zima and Coors brands and we sell Coors Light in Taiwan. We sell Coors Light and Coors in China.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

        We use the highest-quality water, barley and hops to brew our products. We have acquired water rights to provide for long-term strategic growth and to sustain brewing operations in case of a prolonged drought. We buy barley under long-term contracts from a network of independent farmers located in five western US states.

Brewing and Packaging Facilities

        We have three domestic production facilities and one small brewery located in Mexico. We own and operate the world's largest single-site brewery located in Golden, Colorado. In addition, we have a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia. We brew Coors Light, Coors, Extra Gold, Killian's and the Keystone brands in Golden, and package about 60% of the beer brewed in Golden. The remainder is shipped in bulk from the Golden brewery to either our Memphis or Shenandoah facility for packaging. We recently announced plans to add brewing capability to our Virginia facility and to close our Memphis facility by the end of 2006. We also plan to sell our small brewery located in Mexico.

Packaging Materials

Aluminum Cans

        Approximately 60% of our domestic products were packaged in aluminum cans in 2004. A substantial portion of those cans were purchased from RMMC, our joint venture with Ball Corporation (Ball). In addition to our supply agreement with RMMC, we also have commercial supply agreements with Ball and other third-party can manufacturers to purchase cans and ends in excess of what is supplied through RMMC.

Glass Bottles

        We used glass bottles for approximately 29% of our products in 2004. RMBC, our joint venture with Owens-Brockway Glass Container, Inc. (Owens), produces glass bottles at our glass manufacturing facility. On July 29, 2003, we extended our joint venture with Owens for 12 years, as well as a supply agreement with Owens for the glass bottles we require in excess of joint venture production.

Other Packaging

        Most of the remaining 11% of volume we sold in 2004 was packaged in quarter and half-barrel stainless steel kegs.

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

2004 Americas Beer Industry Overview

        The beer industry in the United States is extremely competitive, with three major brewers controlling about 79% of the market. Growing or even maintaining market share has required increasing investments in marketing and sales efforts. US beer industry shipments had an annual growth rate during the past 10 years of less than 1%. The industry's pricing environment continued to be positive in 2004, with price increases on specific brands and packages in select markets.

        Over the past several years, the Canadian beer industry volume has been effectively flat with growth of less than 1% again in 2004. The industry's pricing environment continued to be positive in 2004, but lower priced discount beers gained both volume and share in 2004.

        The beer market in Puerto Rico had extraordinary growth in the '70s and '80s. Since then, the market has experienced periodic growth and decline cycles. This market has traditionally been split between local brewers, US imports, and other imports. Coors Light is the market leader in Puerto Rico with approximately half the market.

Our Competitive Position

        Our malt beverages compete with numerous above-premium, premium, low-calorie, low-carbohydrate, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. We compete most directly with Anheuser-Busch and SABMiller, the dominant beer companies in the US industry. According to Beer Marketer's Insights estimates, we are the nation's third-largest brewer, selling approximately 10.3% of the total 2004 US brewing industry shipments (including exports and US shipments of imports). This compares to Anheuser-Busch's 50.2% share and SAB's 18.3% share.

Europe Segment

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R in 2004) and factored brand sales (beverage brands owned by other companies but sold and delivered to retail by us), and our joint venture arrangement with Exel Logistics for the physical distribution of products throughout Great Britain (Tradeteam).

        CBL has headquarters in Burton-on-Trent, England, and is the United Kingdom's second-largest beer company with unit volume sales of approximately 10.5 million US barrels in 2004. CBL has an approximate 20.9% share of the UK beer market, Western Europe's second-largest market. Sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing approximately three quarters of CBL's total beer volume.

Sales and Distribution

        Over the past three decades, volumes have shifted from the on-trade channel, where products are consumed "on-premise," to the off-trade channel, also referred to as the "take-home" market. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the United Kingdom is sold directly to retailers.

        Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of certain raw materials, such as malt, to the CBL breweries.

On-trade

        The on-trade channel accounted for approximately 63% of our UK sales volumes in 2004. The installation and maintenance of draught beer dispense equipment in the on-trade channel is generally the responsibility of the brewer in the United Kingdom. CBL owns equipment used to dispense beer from kegs to consumers. This includes beer lines, line cooling, taps and countermounts.

        Similar to other UK brewers, CBL has traditionally used loans to secure supply relationships with customers in the on-trade market. Loans have been granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans.

Off-trade

        The off-trade channel accounted for approximately 37% of our UK sales volume in 2004, up 1.3 percentage points from 2003. The off-trade market includes sales to supermarket chains, convenience stores, liquor store chains, distributors and wholesalers.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use the highest-quality water, barley and hops to brew our products. For agricultural crops such as barley and hops, we place forward contracts to ensure we have availability of the volume and varieties we require. Because we are a global brewer, we have access to many suppliers and sources of raw materials. Due to our global status, we believe we have sufficient access to raw materials to meet our quality and production requirements.

Brewing and Packaging Facilities

        We operate three breweries in the United Kingdom. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom. Other smaller breweries are located in Tadcaster and Alton.

Packaging Materials

Kegs

        We used kegs and casks for approximately 57% of our UK product in 2004. The high volume packaged in kegs and casks contrasts with the Americas business, and reflects a higher percentage of product sold on-premise.

Cans

        Approximately 34% of our products were packaged in cans in 2004. Virtually all of our cans were purchased through supply contracts with Ball.

Other Packaging

        The remaining 9% of our product is primarily packaged in glass bottles purchased through supply contracts with third-party suppliers.

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

Competitive Conditions

2004 UK Beer Industry Overview

        Beer consumption in the United Kingdom has been in long-term decline since 1980, falling by an average of 0.6% per annum. However, volume has been more stable since 2001. The longer-term decline has been mainly attributable to the on-trade channel, where volumes are now approximately 40% lower than in 1980. Over the same period, off-trade volume has increased by approximately 200%.

This trend is expected to continue and has been influenced by a number of factors, including the increasing price difference between beer in the on- and off-trade channels and changes in consumers' lifestyles. These trends continued in 2004 with off-trade market growth of 3.5% and a decline in the on-trade market of 2.5%.

        There has also been a steady trend toward lager at the expense of ales, driven predominantly by the leading mainstream and premium lager brands. In 1980, lagers accounted for 31% of beer sales, and in 2004 lagers accounted for over 71%, up from 70% in 2003. While lager volume has been growing, ales, including stouts, have declined during this period, and this trend has accelerated in the last few years. The leading beer brands are generally growing at a faster rate than the market. The top 10 brands now represent approximately 64% of the total market, compared to only 32% in 1994.

Our Competitive Position

        Our beers and flavored alcohol beverages compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager sector with Carling, Grolsch and Coors Fine Light Beer positions us well to take advantage of the continuing trend to lagers.

        Our principal competitors are Scottish Courage Ltd., Interbrew UK Ltd. and Carlsberg UK Ltd. We are the United Kingdom's second-largest brewer, with an approximate 21% market share (excluding factored brands sales), based on AC Nielsen information. This compares to Scottish Courage Ltd.'s share of 25%, Interbrew UK Ltd.'s 19% share and Carlsberg UK Ltd.'s 14% share. Our core brands—Carling, Grolsch and Coors Fine Light Beer—all increased their product sector share in 2004.

Global Intellectual Property

        We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating and certain other technical operations. These patents have expiration dates ranging through 2021. These expirations are not expected to have a significant impact on our business.

Regulation

Americas

        Our business in the United States and its territories is highly regulated by federal, state and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the US Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the US Department of Agriculture; the US Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies.

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. US federal excise taxes on malt beverages are currently $18.00 per barrel. State excise taxes also are levied at rates that ranged in 2004 from a high of $28.52 per barrel in Hawaii to a low of $0.62 per barrel in Wyoming.

Europe

        In the United Kingdom, regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the United Kingdom, we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including HM Customs & Excise; the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.

        The UK government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2004, we incurred approximately $1.11 billion in excise taxes on gross revenues of approximately $2.9 billion, or approximately $106 per barrel.

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

Europe

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2004 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2005.

Employees and Employee Relations

Americas

        We have approximately 5,400 employees in our Americas business. Memphis hourly employees, who constitute about 5% of our Americas work force, are represented by the Teamsters union; and a small number of other employees are represented by other unions. The Memphis union contract expires in 2005. We are currently negotiating the terms of the new contract, which will include provisions impacted by our recently announced plans to close the Memphis facility. We believe that relations with our Americas employees are good.

Europe

        We have approximately 3,000 employees in our Europe business. Approximately 27% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. Separate negotiated agreements are in place with the Transport and General Workers Union at the Tadcaster Brewery and the Burton-on-Trent Brewery. The agreements do not have expiration dates, and negotiations are conducted annually. We believe that relations with our Europe employees are good.

(d)   Financial Information About Foreign and Domestic Operations and Export Sales

        See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

(e)   Available Information

        Our internet website is http://molsoncoors.com/sec/index.html. Through a direct link to our reports at the SEC's website at http://www.sec.gov, we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

ITEM 2. Properties

        As of December 26, 2004, our major facilities were:

Facility	Location	Character
Americas
Brewery/packaging plants	Golden, CO Memphis, TN Tecate, Mexico	Malt beverages/packaged malt beverages
Packaging plant	Elkton, VA (Shenandoah Valley)	Packaged malt beverages
Can and end plant	Golden, CO	Aluminum cans and ends
Bottle plant	Wheat Ridge, CO	Glass bottles
Distributorship locations	Meridian, ID Glenwood Springs, CO Denver, CO	Wholesale beer distribution
Five distribution centers	Throughout the United States	Distribution centers
Europe
Brewery/packaging plants	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages/packaged malt beverages
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

        We believe our facilities are well maintained and suitable for their respective operations. In 2004, our operating facilities were not constrained by capacity issues. Our satellite warehouses are owned and operated by third parties. All other locations are owned by the Company.

ITEM 3. Legal Proceedings

        We are involved in certain disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters, including the advertising practices case described below, could arise that may harm our business (see Item 8, Footnote 18, Commitments and Contingencies for additional discussion of our Legal Contingencies).

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

        As with any transaction of the size and nature of the Merger, contingencies could be identified, and we are undertaking a review to determine whether any such contingencies exist.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our Class B non-voting common stock has traded on the New York Stock Exchange since March 11, 1999, under the symbol "RKY" and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB." Subsequent to the Merger, our Class B non-voting common stock is trading on the New York Stock Exchange and the Toronto Stock Exchange under the symbol "TAP."

        In connection with the Merger and effective February 9, 2005, our common equity is significantly different. We now have Class A and Class B common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively, and on the Toronto Stock Exchange as "TAP.LV.A" and "TAP.NV," respectively. Our indirect subsidiary, Molson Coors Exchangeco, has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.LV.A" and "TPX.NV," respectively. The exchangeable shares are a means to defer tax in Canada. The exchangeable shares can be exchanged for Molson Coors common stock at any time and at the same exchange ratios described in the Merger documents, and will receive the same dividends. At the time of exchange, taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee and the holders thereof are able to elect members of the Board of Directors. See Note 20 to the accompanying Consolidated Financial Statements for information on the exchange ratios used to effect the Merger. Refer to the definitive proxy statement, dated December 9, 2004 and supplemented on January 19, 2005 for complete descriptions of the Molson Coors capital stock.

        The Merger was effected by the exchange of Coors stock for Molson stock in a transaction that is valued at approximately $3.5 billion. Coors is considered the accounting acquirer, although the transaction is viewed as a merger of equals by the two companies. The transaction is discussed in Notes 2 and 20 to the accompanying Consolidated Financial Statements in Item 8. Molson's business and historical results are discussed at length in the definitive proxy, dated December 9, 2004 and supplemented on January 19, 2005.

        The approximate number of record security holders by class of stock at February 25, 2005, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	22
Class B common stock, non-voting, $0.01 par value	3,039
Class A Exchangeable Shares	395
Class B Exchangeable Shares	3,463

        The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2004 and 2003 as reported by the New York Stock Exchange, all periods being prior to the Merger:

	High	Low	Dividends(1)
2004
First Quarter	$68.36	$53.89	$0.205
Second Quarter	$71.12	$63.90	$0.205
Third Quarter	$76.50	$65.74	$0.205
Fourth Quarter	$75.25	$65.28	$0.205
2003
First Quarter	$64.00	$46.15	$0.205
Second Quarter	$55.12	$48.24	$0.205
Third Quarter	$57.06	$48.08	$0.205
Fourth Quarter	$58.00	$53.15	$0.205

(1)
As a result of the Merger, we intend to declare quarterly dividends at the rate of $0.317 per share, which reflects Molson's pre-Merger dividend policy.

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan"), the Coors 1995 Supplemental Compensation Plan, and the Equity Compensation Plan for Non-Employee Directors as of December 26, 2004. All outstanding awards shown in the table below relate to our Class B common stock.

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights		B Weighted-average exercise price of outstanding options, warrants and rights		C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	6,999,360	(1)(2)	$57.59	(1)(2)	2,961,674	(1)(2)
Equity compensation plans not approved by security holders	None		None		None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI Plan, we may issue Restricted Stock Awards, as that term is defined in the EI Plan.

(2)
In connection with the Merger, we exchanged approximately 1.4 million Molson stock options for Molson Coors stock options under our EI Plan. In order to accommodate the exchange, the Compensation Committee of the Coors Board of Directors approved 5.0 million shares for exchange under the EI Plan in 2005.

        As of December 26, 2004, there were 16,250 restricted shares outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) lapsed as of the Merger on February 9, 2005.

        In 2004, we granted options for a total of 12,000 shares of our non-voting Class B common stock to our five non-employee members of the Board of Directors, under our Equity Compensation Plan for Non-Employee Directors. These options were issued as a component of the directors' annual compensation. The options were issued at an exercise price of $64.54 per share, and are exercisable for a period of ten years commencing on the earlier of the one year anniversary of the date of grant or the next following annual shareholders meeting following the date of grant, provided that the Director is still serving as our Director on such date.

        All unvested securities issued under the EI Plan and the Equity Compensation Plan for Non-Employee Directors vested immediately upon the Merger.

ITEM 6. Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

	2004	2003	2002(2)	2001	2000(1)
Consolidated Statement of Operations:
Gross sales	$5,819,727	$5,387,220	$4,956,947	$2,842,752	$2,841,738
Beer excise taxes	(1,513,911)	(1,387,107)	(1,180,625)	(413,290)	(427,323)

Net sales	4,305,816	4,000,113	3,776,322	2,429,462	2,414,415
Cost of goods sold	(2,741,694)	(2,586,783)	(2,414,530)	(1,537,623)	(1,525,829)

Gross profit	1,564,122	1,413,330	1,361,792	891,839	888,586
Marketing, general and administrative	(1,223,219)	(1,105,959)	(1,057,240)	(717,060)	(722,745)
Special items, net	7,522	—	(6,267)	(23,174)	(15,215)

Operating income	348,425	307,371	298,285	151,605	150,626
Interest (expense) income, net	(53,189)	(61,950)	(49,732)	14,403	14,911
Other income, net	12,946	8,397	8,047	32,005	3,988

Income before income taxes	308,182	253,818	256,600	198,013	169,525
Income tax expense	(95,228)	(79,161)	(94,947)	(75,049)	(59,908)

Income before minority interest	212,954	174,657	161,653	122,964	109,617
Minority interests(3)	(16,218)	—	—	—	—

Net income	$196,736	$174,657	$161,653	$122,964	$109,617

Net income per common share—basic	$5.29	$4.81	$4.47	$3.33	$2.98
Net income per common share—diluted	$5.19	$4.77	$4.42	$3.31	$2.93
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,013	$19,440	$59,167	$309,705	$386,195
Working capital	$91,319	$(54,874)	$(93,995)	$88,984	$118,415
Total assets	$4,657,524	$4,444,740	$4,297,411	$1,739,692	$1,629,304
Current portion of long-term debt and other short-term borrowings	$38,528	$91,165	$144,049	$88,038	$—
Long-term debt	$893,678	$1,159,838	$1,383,392	$20,000	$105,000
Stockholders' equity	$1,601,166	$1,267,376	$981,851	$951,312	$932,389
Consolidated Cash Flow Data:
Cash provided by operations	$499,908	$528,828	$244,968	$193,396	$280,731
Cash (used in) investing activities	$(67,448)	$(214,614)	$(1,570,761)	$(196,749)	$(297,541)
Cash (used in) provided by financing activities	$(335,664)	$(357,393)	$1,291,668	$(38,844)	$(26,870)
Other Information:
Barrels of beer and other beverages sold	32,703	32,735	31,841	22,713	22,994
Dividends per share of common stock	$0.820	$0.820	$0.820	$0.800	$0.720
Depreciation, depletion and amortization	$265,921	$236,821	$227,132	$121,091	$129,283
Capital expenditures and additions to intangible assets	$211,530	$240,458	$246,842	$244,548	$154,324

(1)
53-week year versus 52-week year.

(2)
Results for the first five weeks of fiscal 2002 and all prior fiscal years exclude CBL.

(3)
Minority interests represent the minority owners' share of income generated in 2004 by RMBC, RMMC, and Grolsch joint ventures, all of which were consolidated for the first time in 2004 under FIN 46R.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our 2004 results reflect good financial performance for the Coors business, despite challenging competitive dynamics in all of our major markets. Net sales were up 7.6%, net income grew 12.6%, and earnings per share increased 8.8%. These positive results were driven by solid beer pricing and continued progress on cost-reduction initiatives. Our full-year profit growth also benefited from gains on asset sales and favorable foreign exchange rates.

        Pretax income for the Americas segment was $260.7 million, up 17.8% from a year ago, driven primarily by solid US beer pricing, sales of non-operating assets, and the lapping of lower sales and higher costs in the fourth quarter last year due to US supply chain challenges. These positive factors more than offset sales volume decreases and higher costs in the United States. In addition, higher income from our Coors Light business in Canada contributed to Americas full year profits.

        Pretax income for the Europe segment was $158.7 million, up 15.2% from a year ago. Europe financial results in 2004 benefited from a 12% year-over-year appreciation of the British pound against the US dollar, following an appreciation in 2003 of 8.4%. This boosted Europe income by $16.4 million in 2004 and $9.8 million in 2003, although part of this benefit was offset by higher interest expense on our pound-denominated debt. Besides favorable exchange rates, higher Europe income was driven by off-trade volume growth, better pricing and, subsequently, higher margins in both the on-trade and the off-trade. We also realized a $7.5 million pretax gain on the sale of our Cape Hill brewery property.

        We repaid debt obligations totaling $382.0 million in 2004. While the business continued to generate strong operating cash flow, sales of non-operating assets and controlled capital spending contributed heavily to the de-leveraging effort.

        With the completion of our Merger, we are now the fifth-largest brewer in the world. As a newly combined company, our first order of business is to focus on our core markets, investing for growth in our leading brands. Our near-term goals are:

  •
  to rejuvenate growth for Coors Light in the United States;

  •
  to drive profitable growth for Molson Canadian and Coors Light in Canada;

  •
  to keep the growth momentum and share gains building in the United Kingdom;

  •
  to capture cost synergies and other benefits of the Merger to build shareholder value; and

  •
  to determine the near- and long-term potential for our Kaiser business in Brazil.

Results of Operations

Americas Segment

        The Americas segment is focused on the production, marketing, and sale of the Coors portfolio of brands in the United States and its territories, including the results of RMMC and RMBC, the Coors Light business in Canada, and the sale of Molson products in the United States that, prior to the Merger, was conducted through a joint venture with Molson, Molson USA. The Americas also include the small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Japan, China, Mexico, and the Caribbean.

	Fiscal Year Ended
	December 26, 2004	Percent Change	December 28, 2003	Percent Change	December 29, 2002
	(In thousands, except percentages)
Volume in barrels	22,208	(0.7)%	22,374	(1.4)%	22,688

Net sales	$2,481,038	3.0%	$2,409,595	0.4%	$2,400,849
Cost of goods sold	(1,478,882)	0.3%	(1,474,250)	(0.5)%	(1,481,630)

Gross profit	1,002,156	7.1%	935,345	1.8%	919,219
Marketing, general and administrative expenses	(760,623)	6.0%	(717,622)	2.3%	(701,454)
Special items, net(1)	—	—	—	—	(3,625)

Operating income	241,533	10.9%	217,723	1.7%	214,140
Other income, net(2)	19,150	449.5%	3,485	(28.4)%	4,864

Earnings before income taxes(3)	$260,683	17.8%	$221,208	1.0%	$219,004

(1)
The 2002 special items consist of expenses related to restructuring and the dissolution of our former can and end joint venture, offset by a cash payment on a debt from our former partner in a brewing business in South Korea.

(2)
Consists primarily of gains from sales of non-operating assets, water rights, a royalty settlement and equity share of Molson USA losses.

(3)
Earnings before income taxes in 2004 includes $13,015 of the minority owners' share of income attributable to the RMBC and RMMC joint ventures.

Net sales and volume

        Americas net sales improved $71.4 million or 3.0% in 2004, although sales volumes were lower year-over-year. Net sales per barrel also improved 3.7%, benefiting from a favorable industry pricing environment. Improved US base pricing and lower price promotion levels contributed $46.7 million to sales and profitability, while growth in the Canada business contributed $13.2 million. Our Americas sales benefited from the introduction of Aspen Edge in early 2004 and strong growth from our Blue Moon and Zima XXX brands in the fourth quarter 2004 (an $10.7 million product mix impact). Collection of fuel price surcharges from customers added $4.6 million.

        Net sales for the America segment increased $8.7 million or 0.4% from 2002 to 2003. On a per barrel basis, net sales increased 1.8% while volume decreased 1.4% year-over-year. Net sales were impacted positively by favorable pricing in the United States ($37.4 million), as well as significant growth in our Canadian business ($10.6 million).

        The challenges over the past two years to our sales have included volume impacted negatively by growth of consumer interest in low-carbohydrate diets and flavored alcohol beverages, competition to the beer business from wine and spirits, and a mix shift toward lower revenue-per-barrel brands such as Keystone Light, which has experienced volume growth of 12% since 2002, offset in 2004 by higher sales of Aspen Edge, Zima XXX, and Blue Moon.

Cost of goods sold and gross profit

        Americas cost of goods sold increased $4.6 million or 0.3% in 2004, compared to 2003. On a per barrel basis, the increase was approximately 1.1%. The increase is the net effect of inflation (primarily higher fuel and packaging costs) ($15.1 million); as well as increased labor-related expenses ($12.1 million) and a mix shift to higher-cost brands and packages, such as Aspen Edge in 2004 ($10.9 million); offset by the lapping of extra expense related to our supply chain challenges in 2003 ($6.5 million); and the implementation of FIN 46R which had the effect of reducing our cost of sales by re-allocating certain joint venture expenses in our income statement out of cost of sales ($13.0 million).

        Overall, gross profit increased from 38.8% in 2003 to 40.4% in 2004, with pricing and other factors positively impacting revenue per barrel being the primary drivers.

        Americas cost of goods sold decreased by $7.4 million or 0.5% in 2003 versus 2002, but increased on a per barrel basis by 0.9%. The overall net increase in cost of goods per barrel was due to higher pension and other labor-related costs ($11.2 million) and additional costs due to information technology upgrades ($8.6 million); offset by lower volume, packaging rebates and cost savings from reorganizations in 2002. Our higher pension costs were the result of lower returns on pension assets in recent years and lower discount rates. In addition, we incurred approximately $6.5 million of increased costs in the fourth quarter of 2003, primarily related to extra freight, direct labor and finished goods loss associated with our new supply chain processes and systems implementation.

        Overall, gross profit increased from 38.3% to 38.8%, with pricing and Canadian growth slightly outweighing the negative impacts to cost of goods per barrel.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased $43.0 million in 2004, compared to 2003, or 6.0%. This represents an additional $2.18 per barrel increase. The increase is due to higher investments in sales and marketing efforts ($29.6 million), in addition to modestly higher labor-related costs ($5.1 million).

        Marketing, general and administrative expenses increased $16.2 million or 2.3% in 2003, compared to 2002. On a per barrel basis, marketing, general and administrative expenses increased 3.7% in 2003 compared to 2002. This increase was driven primarily by higher pension and benefit costs ($5.6 million) and higher spending levels related to information technology ($6.0 million).

Other income, net

        Other income increased by $15.7 million comparing 2004 to 2003. This is largely due to one-time gains from the sales of non-operating real estate in the fourth quarter of 2004 totaling nearly $12.0 million, and the receipt of a lump-sum royalty payment of $4.8 million in 2004 related to a court settlement.

Europe Segment

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with Tradeteam for the physical distribution of products throughout Great Britain. It also includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland.

	Fiscal Year Ended
	December 26, 2004	Percent Change	December 28, 2003	Percent Change	December 29, 2002(1)
	(In thousands, except percentages)
Volume in barrels	10,495	1.3%	10,361	13.2%	9,153

Net sales	$1,824,778	14.7%	$1,590,518	15.6%	$1,375,473
Cost of goods sold	(1,262,812)	13.5%	(1,112,533)	19.3%	(932,900)

Gross profit	561,966	17.6%	477,985	8.0%	442,573
Marketing, general and administrative expenses	(421,100)	16.5%	(361,553)	9.0%	(331,656)
Special item(2)	7,522	—	—	—	—

Operating income	148,388	27.4%	116,432	5.0%	110,917
Interest income	16,024	(6.6)%	17,156	4.7%	16,390
Other (expense) income, net	(5,753)	N/M	4,114	133.0%	1,766

Earnings before income taxes(3)	$158,659	15.2%	$137,702	6.7%	$129,073

N/M = Not meaningful

(1)
2002 results exclude the first five weeks of the fiscal year, which is prior to the purchase of CBL.

(2)
The 2004 Special item represents the gain recognized on the sale of our Cape Hill property.

(3)
Earnings before income taxes in 2004 includes $6,854 ($4,798, net of tax) of the minority owner's share of income attributable to the Grolsch joint venture.

Foreign currency impact on results

        Our Europe segment benefited from a 12.0% and 8.4% year-over-year increase in the value of the British pound sterling (GBP) against the US dollar in 2004 and 2003, respectively. As a result of this exchange rate fluctuation, all results from our Europe segment in 2004 are significantly higher than in the prior year; however, the increases are tempered by increased interest costs in the Corporate segment as a result of our hedging activities related to GBP-denominated debt. For example, Corporate unallocated expense was adversely affected by foreign currency increases on GBP denominated hedges by approximately $7.6 million in 2004. The following table summarizes the approximate effect the changes in exchange rate had on the Europe results as presented above in 2004 and 2003:

	Increase Due to Currency Effects(1)
	2004	2003
	(In thousands)
Net sales	$193,473	$126,071
Cost of goods sold	(129,611)	(88,950)

Gross profit	63,862	37,121
Marketing, general & administrative and special item	(47,311)	(29,115)

Operating income	16,551	8,006
Interest income	1,291	1,398
Other income (expense), net	(1,562)	397

Income before income taxes and minority interests	$16,280	$9,801

(1)
For 2004, assuming the same rates as 2003; for 2003, assuming the same rates as 2002.

Net sales and volume

        Net sales for the Europe segment increased 14.7% in 2004, while volume increased 1.3% from the previous year. Approximately 12.0% of the net sales increase represents the effect of currency exchange rates. The volume growth was driven by the Carling and Grolsch brands, which grew volume for the year by approximately 7% and 6%, respectively. Volume growth for the year was restricted by the cooler and wetter summer weather in the United Kingdom compared to a record breaking summer in 2003 and the comparison to a period of high off-trade discounting in the first half of 2003.

        Our on-trade business, which represents approximately two-thirds of our Europe volume and an even greater portion of margin, saw volume decline marginally by (0.5%) compared to 2003. This compared to an overall on-trade market decline of 2.5% in the year, yielding a market share gain of approximately 0.7%. Our off-trade volume for 2004 increased approximately 6% over 2003, led by Carling and Grolsch. Our off-trade market share growth for the year was approximately 0.6 percentage points.

        In addition to the volume movements documented above, we had positive pricing in both the on-trade and the off-trade, and an increase in the sales value of factored brands. These gains were partially offset by negative channel and brand mix. Owned brand net sales per barrel increased approximately 2.6% for the year.

        Net sales for the Europe segment increased 15.6% in 2003, while volume increased 13.2% from the previous year. The significant increase in net sales and volume was partly due to our owning the CBL business for the full year in 2003 versus forty-seven weeks in 2002. Currency exchange rates accounted for 8.4% of the net sales increase. On a full year comparative basis, our sales volumes increased 6.7%. This growth was driven by the Carling and Grolsch brands, both of which grew volume by more than 10% during the year.

        Our on-trade business grew volume by approximately 5.0% compared to the full year 2002 as a result of strong sales execution, particularly with Carling and Carling Extra Cold, and unusually hot weather in the United Kingdom during the summer in 2003. In a declining on-trade market, this yielded a market share gain of approximately 1.5%.

        Our off-trade volume for 2003 increased approximately 13.0% over the comparable period in 2002, led by Carling and Grolsch.

        Contributing factors to this volume growth were the favorable summer weather and aggressive discounting, primarily in the first half of 2003. Our off-trade market share growth for 2003 was approximately one percentage point.

        Our positive volume in both the on- and off-trade and positive pricing in the on-trade were partially offset by a decline in our on-trade factored brand sales and, in the off-trade, heavy price discounting and mix shift toward lower revenue-per-barrel sales. The decline in sales of factored brands in the on-trade was driven by some of our large on-trade chain customers purchasing products from other suppliers.

Cost of goods sold and gross profit

        Cost of goods sold increased 13.5% in 2004 versus 2003, with approximately 12.0% of the increase being due to the effect of currency exchange rates.

        The increase in local currency cost of goods sold was driven by increased volume and higher labor costs, together with a mix shift to the off-trade where products have higher packaging costs, and an increase in the value of factored brand purchases where the cost is included in our cost of goods sold.

        These increases were offset by the benefit to costs of goods sold of implementing FIN46R, and a reduction in contract packaging costs from 2003, where we contracted with regional brewers to package some of our off-trade volume while we were commissioning the new and upgraded packaging lines in our Burton brewery.

        On a per-barrel basis, cost of goods sold increased 12.1%; excluding the impact of currency exchange rates cost of goods sold per barrel was broadly flat compared to 2003.

        Gross profit in the Europe segment increased 17.6%; and excluding the impact of foreign exchange, gross profit increased 5.1%. Gross profit per barrel increased 16.1%, and by 3.7% excluding the impact of foreign exchange. Gross profit as a percentage of net sales increased 0.7% during 2004.

        Cost of goods sold increased 19.3% in 2003 versus 2002. On a per-barrel basis, cost of goods sold increased 5.4%. The aggregate increase in cost of goods sold was driven by increased volume and higher foreign exchange rates, coupled with owning the business for the full year versus only a partial period in 2002. Also driving this increase, and the increase in the per barrel cost, was the reclassification of Tradeteam earnings from cost of goods sold to other income beginning in 2003 and the loss of income from contract brewing arrangements that substantially ceased near the end of 2002. Additionally, during the first three quarters of 2003, we incurred higher production costs as we contracted with regional brewers to package some of our off-trade volume while we were commissioning new packaging lines in our Burton brewery.

        We realized some benefit from right-sizing and improving our UK production infrastructure towards the latter half of 2003, which partially offset the increases noted above. The increases in cost of goods sold were also reduced by the decrease in factored brand volume where the purchase cost is included in our cost of goods sold, but the related volume is not included in reported volumes.

        Gross profit in the Europe segment increased 8.0% in 2003, compared to 2002; however, excluding the impact of foreign exchange, gross profit was essentially flat despite the inclusion of a full year of sales in 2003. Gross profit per barrel decreased 4.6% and gross profit as a percentage of net sales decreased 2.1% during 2003 as a result of the reclassification of Tradeteam earnings to other income in 2003, and our contract packaging costs incurred as we commissioned the packaging lines in Burton.

Marketing, general and administrative expenses

        Europe marketing, general and administrative expenses increased 16.5% during 2004; and 5.0% on a per barrel basis. Foreign exchange accounted for the great majority of this increase.

        Various factors increased marketing, general and administrative expenses during 2004: (a) we had higher labor-related and information technology costs; (b) in 2003, costs were reduced by a one-time gain of $3.5 million before tax on the sale of the rights to our Hooper's Hooch FAB brand in Russia; and (c) implementation of FIN46R transferred costs from cost of goods sold into marketing, general and administrative costs. These increases were partly offset by decreased marketing costs. Spend on marketing core brands increased nearly 20% (including investment relating to the launch of Coors Fine Light Beer), however this was more than offset by a decrease in spending on non-core brands as the business has focused on its key growth brands for the future.

        Europe marketing, general and administrative expenses increased 9.0% during 2003 almost entirely due to exchange rates and the impact of the full year of ownership of CBL. On a per-barrel basis, marketing, general and administrative expenses decreased 3.7% year-over-year. Various factors impacted marketing, general and administrative expenses during 2003, which effectively off-set each other: (a) we had higher investments in sales staff and increased depreciation charges from investments in information systems and dispense equipment, the latter supporting the sales growth in the on-trade; (b) we were impacted by the loss of reimbursements from the transitional services arrangements with Interbrew S.A. that were set up following the CBL acquisition in February 2002 and largely concluded by the end of that year. These reimbursements were recorded as a reduction to marketing, general and administrative expenses in 2002; (c) we realized savings in employee bonus costs and directors' costs; and (d) the one-time gain of $3.5 million on the sale of the rights to our Hooper's Hooch FAB brand in Russia during the third quarter.

Other (expense) income, net

        The adverse movement in other (expense) income, net in 2004 was a result of a decline in Tradeteam operating performance, currency exchange rate movements, and increased non-operating leasehold expenses.

        In 2003, other income increased as a result of the inclusion of Tradeteam income (included in cost of goods sold in 2002) and currency exchange rate movements, partially offset by an increase in non-operating leasehold expenses.

Interest income

        Interest income is earned on trade loans to UK on-trade customers. Interest income decreased 6.6% in 2004 despite favorable foreign exchange rates, as a result of lower loan balances in 2004. Interest income increased 4.7% in 2003 as a result of favorable foreign exchange rates, the inclusion of an additional five weeks of results in 2003, netted against lower loan balances in 2003.

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

	Fiscal Year Ended
	December 26, 2004	Percent Change	December 28, 2003	Percent Change	December 29, 2002
	(In thousands, except percentages)
Net sales	$—	—	$—	—	$—
Cost of goods sold	—	—	—	—	—

Gross profit	—	—	—	—	—
Marketing, general and administrative expenses	(41,496)	54.9%	(26,784)	11.0%	(24,130)
Special items(1)	—	—	—	—	(2,642)

Operating loss	(41,496)	54.9%	(26,784)	N/M	(26,772)
Interest expense, net	(69,213)	(12.5)%	(79,106)	19.6%	(66,122)
Other (expense) income, net(2)	(451)	N/M	798	(43.7)%	1,417

Loss before income taxes(3)	$(111,160)	6.0%	$(105,092)	14.9%	$(91,477)

(1)
Relate primarily to acquisition costs for CBL, including accounting, appraisal and legal fees not eligible for capitalization. Molson merger costs will primarily be capitalized in purchase accounting. Approximately $1.8 million were expensed in marketing, general and administrative expenses during 2004.

(2)
Consists of foreign currency exchange gains (losses), bank fees and gains on sales of investments.

(3)
Loss before income taxes in 2004 includes $1,595 of the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

N/M = Not Meaningful

Marketing, general and administrative expenses

        Marketing, general and administrative expenses were approximately $14.7 million higher in 2004, than 2003, due to increased incentive compensation costs ($7.5 million), other labor-related costs ($2.5 million), and Merger and regulatory-compliance costs ($1.5 million). Marketing, general and administrative expenses in 2003 increased significantly from 2002 for similar reasons, except for the cost of the Merger with Molson. Regulatory compliance costs have increased of necessity, due to implementation of procedures to comply with the Sarbanes-Oxley Act of 2002 over the past two years.

Interest expense, net

        Interest expense, net decreased nearly 13% in 2004, compared to 2003 due to our paydown of debt and from swapping some of our debt from fixed to floating rates. Full-year 2004 debt repayments at $382 million, were about 40% above 2003. Our cash flow and debt pay downbenefited from asset monetizations and capital spending discipline in 2004. In the three years since we bought the UK business, we have repaid $862 million of debt principal as of year-end 2004.

        Interest expense increased $13.0 million or 19.6% in 2003. This increase was driven by having our fixed-rate debt structure in place for the full year in 2003 versus only eight months in 2002 and the currency appreciation on our GBP-denominated term debt prior to its payoff in August 2003. The increase is also due to our cross-currency swap structure and our GBP-denominated interest expense. Partially offsetting these factors was the implementation of our lower interest rate commercial paper program in June 2003, the initial proceeds of which we used to pay down approximately $300 million of higher-rate GBP-denominated term debt.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of December 26, 2004, including cash and short-term borrowings, we had positive working capital of $91.3 million compared to negative working capital of $54.9 million at December 28, 2003. At December 28, 2003, cash and cash equivalents totaled $19.4 million, compared to $123.0 million at December 26, 2004. The improvement in our working capital is due to the consolidation of RMMC, RMBC and Grolsch ($28 million) and cash management. The increase in cash is mainly due to cash acquired when our joint ventures were consolidated in the first quarter of 2004 ($20.8 million), cash received from Interbrew ($25.8 million) related to the settlement of a pension liability dispute and reduced capital spending (approximately $28.9 million).

        We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, any shift away from light beers and any of the other factors we describe in the section titled "Risk Factors." We also have credit facilities that contain financial and operating covenants, and provide for scheduled repayments, that could impact our liquidity on an ongoing basis.

        We continue to evaluate opportunities to supplement our operating cash flow through potential monetizations of assets. During the second quarter of 2004, CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. As a result, we received a cash payment of approximately £28 million ($50 million at second quarter rates). In the fourth quarter of 2004, we sold certain land holdings in Golden, Colorado and received cash related to the sale of our Cape Hill facility in the UK. In total, our proceeds from asset monetizations in 2004 were $72.1 million.

Operating Activities

        Net cash provided by operating activities decreased by $28.9 million, compared to 2003. The decrease is primarily due to an increase in cash taxes in 2004 versus 2003 when favorable finalization of tax audits resulted in refunds, offset by the reporting of additional cash flows as a result of consolidating certain joint ventures in 2004. Also, improved sales at the end of 2004, compared to 2003 resulted in higher receivable and inventory balances, which served to lower cash flows from operations in 2004.

        Net cash provided by operating activities increased $283.9 million in 2003 compared to 2002. The decrease was attributable primarily to cash provided by trade receivables and payables in 2003—the result of continued emphasis on working capital management by improving receivable collection in the United Kingdom, the favorable impact of tax audits in 2003 and managing the purchasing cycle throughout the company in 2003.

Investing Activities

        Cash used in investing activities decreased $147.2 million during 2004, compared to 2003. This improvement is attributable to reduced capital spending in 2004, cash received from the sale of kegs in the UK, and the pension settlement received in 2004 from Interbrew. Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as result of implementing FIN 46R (see Note 3 in the accompanying Consolidated Financial Statements in Item 8).

        During the fiscal year ended December 28, 2003, we used net cash of $214.6 million in investing activities compared to $1.6 billion used in 2002. The decrease in net cash used is due to the $1.6 billion payment, net of cash acquired, made to purchase CBL in 2002. However, excluding our 2002, $1.6 billion payment to acquire CBL, total cash used in investing activities increased approximately $231.2 million compared to the same period in 2002, mainly due to the absence of sales and maturities of investments in 2003 versus 2002. A significant amount of investments was sold in 2002 to help fund the acquisition of CBL.

Financing Activities

        Net cash used in financing activities was $335.6 million in 2004, compared to $357.4 million in 2003. The change is mainly the result of increased repayments of debt in 2004, offset by cash received from increased stock option exercises during the year. We have also included a new item, "Dividends paid to minority interest holders," in the Financing activities section of our Consolidated Statements of Cash Flows. This item represents distributions from our joint ventures consolidated as result of FIN 46R to the minority interest holders in those joint ventures. There is no significant net impact to cash flows as a result of the adoption of FIN 46R. However, from a year-over-year comparison standpoint, cash flows from operating activities have been increased and cash flows from financing activities have been decreased as a result of classifying dividends paid to minority interest holder in financing activities.

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

        Our total borrowings as of December 26, 2004, were composed of the following:

	As of
Description	December 26, 2004	December 28, 2003
	(In thousands)
Short-term borrowings	$12,500	$21,309

Senior private placement notes	$—	$20,000
6 3/8% Senior notes due 2012	856,971	854,043
Senior Credit Facility	—	86,000
Commercial paper	—	249,645
Other	62,735	20,006

Total long-term debt (including current portion)	919,706	1,229,694
Less current portion of long-term debt	(26,028)	(69,856)

Total long-term debt	$893,678	$1,159,838

        The aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In thousands)
2005	$38,528
2006	4,202
2007	4,202
2008	4,202
2009	4,202
Thereafter	876,870

Total	$932,206

        We incurred significant debt in 2002 to finance the purchase of CBL. Since the acquisition, we have used cash from operating activities and from asset monetizations, net of capital expenditures and other cash used in investing activities, to make payments on our debt obligations.

        Some of our debt instruments require us to meet certain covenant restrictions, including financial tests and other limitations. As of December 26, 2004, we were in compliance with all of these covenants.

        A special dividend equal to Cdn.$652 million ($523 million) was paid to the holders of record of Molson stock on February 8, 2005, as a condition for completing the Merger. As a result, the newly combined company has increased its debt obligations to pay the dividend.

        A new bank facility was negotiated in connection with the Merger, which has financed the cash requirements of the special dividend. We intend to refinance these obligations during 2005, with permanent financing.

        Standard & Poors downgraded our credit rating from BBB+ to BBB subsequent to the Merger. Concerns regarding the health of the Brazilian and Canadian businesses influenced this decision, in addition to the debt burden as a result of the special dividend. Our Moody's credit rating is BAA2.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 26, 2004

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$932,206	$38,528	$8,404	$8,404	$876,870
Interest payments(2)	419,330	58,210	113,300	113,500	134,320
Derivative payments(2)	506,270	70,970	141,940	135,580	157,789
Retirement plan expenditures(3)	201,294	88,328	29,652	25,363	57,951
Operating leases	100,316	25,579	34,714	14,949	25,074
Capital leases(4)	6,433	4,345	2,088	—	—
Other long-term obligations(5)	3,600,774	827,766	1,100,623	815,808	856,577

Total obligations	$5,766,623	$1,113,726	$1,430,721	$1,113,604	$2,108,581

(1)
We have had several significant changes to our debt obligations in 2004: (a) Due to the implementation of FIN46R in the first quarter, we consolidated the RMMC accounts, including approximately $45 million of notes payable. The debt proceeds have been used by RMMC to finance capital improvements, and totaled $40.9 at December 26, 2004. ACC and CBC have guaranteed payment of the debt. (b) At December 28, 2003, we had $86.0 million outstanding in an unsecured senior credit facility consisting of a US dollar-denominated amortizing term loan. We paid the outstanding balance off in full during the first quarter of 2004. (c) In June 2003, we issued approximately $300 million in commercial paper. At December 26, 2004, we had no balance outstanding. Subsequent to December 26, 2004, and coincident with the Merger, we, as a combined company, added approximately Cdn.$652 million ($523 million) of debt related to the payment of a special dividend to the Molson shareholders. Merger-related debt is not reflected in this table.

(2)
The "interest payments" line includes interest on our bonds and other borrowings outstanding at December 26, 2004, excluding the positive cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the interest rate swap and cross currency swap payment obligations only, which are paid to counterparties under our interest rate and cross currency swap agreements. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $462.4 million in fixed rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows. This table excludes interest payments or derivative activity contemplated as a result of the Merger.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Interest and derivative payments, net of derivative receipts	$463,140	$67,010	$130,780	$123,260	142,090
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004, and totaling $6.4 million at December 26, 2004. The new EDS contract includes services to our Americas and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $1.9 billion of the total other long-term obligations relate to long-term supply contracts to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $1.1 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments, and exclude any purchasing synergies related to the Merger.

Other Commercial Commitments as of December 26, 2004

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$12,084	$12,084	$—	$—	$—

Total commercial commitments	$12,084	$12,084	$—	$—	$—

Advertising and Promotions

        As of December 26, 2004, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $170.0 million over the next five years.

Capital Expenditures

        In 2004, we spent approximately $211.5 million on capital improvement projects worldwide. Of this, approximately half was in support of the Europe business and halfwas for the Americas. We currently plan capital expenditures to be significantly higher as a result of the merger. Base capital spending in the U.S. and U.K. is expected to be approximately $300 million, with the increase in 2005 due mainly to the build-out of the Shenandoah facility to a full brewery. Base capital spending in Canada and Brazil is expected to approximate $80 million, while capital spending in the US and Canada to support synergies is estimated at $50-$60 million in 2005.

Pension Plans

        During 2004 the combination of investment returns and our contributions of approximately $95 million to our combined plans resulted in a slightly improved funded position at year end 2004 versus year end 2003, despite a continued decline in discount rates. At year-end 2004, the accumulated pension benefit obligations exceeded the fair value of the plan assets on a consolidated US dollar basis by approximately $409.1 million, compared to $410.8 million at the end of 2003. We experienced actuarial losses in 2004 due to higher than expected early retirements in the US Plan and we have taken a charge to equity of $42.3 million, pre-tax in 2004 for additional minimum liabilities (See Item 8, Note 14, "Other Comprehensive Income"). At year-end 2004, our consolidated projected benefit obligations were $3.0 billion and the accumulated benefit obligations were $2.7 billion. The amounts reflected in the Consolidated Balance Sheets for accrued pension liability, accumulated other comprehensive loss and intangible asset in 2004 are $409.1 million, $401.7 million ($259.7 million, net of tax), and $34.7 million, respectively. In 2004, consolidated pension expense was $43.7 million, which represented approximately 1.1% of consolidated cost of goods sold and other operating expenses.

        It is our practice to fund amounts for pensions at least sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. Pension contributions on a consolidated basis were $95.0 million during 2004. We anticipate making voluntary contributions of approximately $78.2 million in 2005 to pension plans (including supplemental executive plans) in the US and UK, and required contributions in Canada. However, management may increase these funding levels in evaluating 2005 spending priorities. For further information regarding pension plan assets, refer to Note 15, "Employee Retirement Plans." in Item 8, Financial Statements and Supplementary Data.

        In 2004, our actuarially assumed long-term rates of return on plan asset investments were 9.0% for the US Retirement Plan and 7.8% for the UK Plan. In selecting those assumptions, we considered investment returns by asset class and applied the relevant asset allocation percentages. The discount rates used to determine pension expense in 2004 of 6.25% and 5.625% were based on prevailing yields of high-quality corporate fixed income investments and relevant indices in the United States and the United Kingdom, respectively.

        On a consolidated basis, we had unrecognized net actuarial losses of $616.4 million and $598.0 million at December 26, 2004 and December 28, 2003, respectively. Actuarial losses are primarily comprised of cumulative investment returns that are lower than actuarially assumed investment returns and liability losses due to increased pension liabilities and falling interest rates. Pension expense includes amortization of these actuarial losses after they exceed certain thresholds. As a result of losses in excess of the thresholds, we recorded actuarial loss of $14.9 million in 2004 and

$9.1 million in 2003. We anticipate pension expense for the U.S. and U.K. plans will decrease from the $43.7 million in 2004 to approximately $37.7 million in 2005. The expected decrease in consolidated pension cost is due to the impacts of higher actuarial loss amortization and foreign exchange, net of changes in plan features announced subsequent to 2004 (see Note 20, "Subsequent Events").

Special Items, net

Cape Hill Brewery Sale

        We sold our Cape Hill brewery property in May 2004 for £26 million (approximately $50 million at current exchange rates), with £6 million payable to us in 2004 and £20 million due in 2005, resulting in a one-time pretax gain of approximately £4 million ($7.5 million, which has been included in Special items on the accompanying Consolidated Statement of Income). We recorded an insignificant portion of the ultimate gain in the second quarter of 2004 under the installment method. We recorded the remaining gain on sale in the fourth quarter of 2004 after the remaining 2004 payment was received. The note receivable is included in other current receivables.

        In 2002, we recorded charges related to the closing of our Cape Hill brewery, which were included as part of our purchase accounting upon the acquisition of CBL. Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets, which were included in properties, net, were reclassified as held-for-sale. No impairment was taken on the assets, as their market value exceeded their carrying value. The payment of severance and other termination benefits started in July 2002 and was completed in December 2004. We reduced goodwill for unpaid restructuring liabilities upon full gain recognition in December 2004. The closure of the Cape Hill brewery was possible as a result of the cessation of the production contract for Interbrew UK Ltd., which was in existence upon acquistion of CBL. We estimate the annual savings from the Cape Hill closure, net of the loss of income from the Interbrew UK Ltd production contract, approximate £11 million (approximately $20 million), reflected primarily in cost of goods sold.

2002 Special Items

        During 2002, we incurred net pretax special charges of $6.3 million. We recorded special charges of $2.7 million related to acquisition costs for CBL, including accounting, appraisal and legal fees. Offsetting these charges was a credit of $2.8 million related to cash payments received on a debt due to us from our former partner in a brewing business in South Korea. We also incurred net restructuring charges of $6.4 million primarily related to restructuring initiatives in our US operations and Golden Brewery business in an effort to consolidate and lower our future overhead costs. The restructuring charges consisted primarily of employee severance costs, which were paid during 2003. We estimate annual savings from the US/Golden restructuring programs approximate $10 million, reflected primarily in cost of goods sold.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        This document and the documents incorporated in this document by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

        The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as "believes," "expects," "anticipates," "intends," "will," "may," "could," "would," "projects," "continues,"

"estimates," or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

        The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

        Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under "Risk Factors" and elsewhere in this document and in our other filings with the SEC.

        Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

Outlook for 2005

Americas Segment

        Our Americas results will continue to be driven by volume and pricing in 2005. The low-carb diet trend began to decline during 2004, which we believe has eased some of the competitive pressure on Coors Light. Still, the beer category faces significant challenges, as evidenced by soft industry sales to retail in the fourth quarter. In this environment, we have strengthened our marketing and sales efforts, especially behind Coors Light. This is reflected in the new ad creative for Coors Light that we rolled out in the fourth quarter, as well as in our refocused sales efforts, especially on chain and key accounts. We believe that these and other initiatives contributed to the fourth quarter improvement in Coors Light sales-to-retail trends, and we are working to carry that momentum into 2005. The US beer-pricing environment remains generally positive, despite some recent increases in discounting in a few important markets.

        We have announced plans to close our Memphis brewery, as part of the expected synergies related to the Merger with Molson. We expect to begin transitioning Memphis production to other facilities late in 2005. Costs related to the Memphis closure are currently being determined, with estimated annual savings of approximately $32 to $35 million per year. We plan for US marketing, general & administrative spending for 2005 to be up at a low-to-mid-single-digit percentage rate, in line with the trend over the last several years.

        The US business recently announced certain retirement plan changes to be effective in the third quarter of 2005, enacted with the intent to better match employees' retirement needs and to curb the increased costs related to these plans. The US business expects to incur approximately $52 million of combined retirement plan costs (including retiree medical), and to contribute approximately $52 million to the US plans during 2005; however, larger contributions are being considered. Because these costs are allocated between cost of sales and marketing, general and administrative expenses according to headcount, the majority of the cost savings in future years from the plan amendments in 2005 will be realized in cost of sales.

Europe Segment

        In Europe, we expect continued volume growth in 2005 with anticipated share gains in both our on-trade and our off-trade businesses. Volumes in the first half of 2005, however, will face particularly challenging comparisons due to market trends and the beneficial impact in 2004 of the Euro 2004 football (soccer) tournament. Our pricing trends are expected to continue to be positive within both the on-trade and the off-trade channels during 2005, but this will be at least partially offset by the adverse impact of the continued market shift to lower margin sales channels. We also anticipate that shifts in our factored brand sales (beverage brands owned by other companies but delivered to retail by us) will continue to have an adverse financial impact during 2005.

        We anticipate that a shift in our mix from on-trade to off-trade will increase our cost of goods sold due to the higher packaging costs on sales to the off-trade. We expect these and other inflationary cost increases to be partly offset by continued efficiencies in the supply chain.

        Marketing, general and administrative spending is likely to be modestly higher in 2005 as a result of front-end investments and higher overhead expenses, largely on the dispense equipment required to support our strong on-trade market position.

        Other income is expected to decrease in 2005 due to the continued pressures on Tradeteam operating performance.

Other

Molson Coors Merger

        The Merger will have a significant impact on our 2005 results, due in part to the following items:

  •
  A number of management action plans to obtain synergies are being considered, and many of these could have a significant impact on financial results and cash flows.

  •
  The beer business in Canada is a mature market with aggressive competition from one large competitor, many importers, and regional and micro brewers. Price discounting in Canada significantly increased in 2004.

  •
  The beer business in Brazil has been very difficult, resulting in operating losses, asset write-offs, and other restructuring actions since Molson acquired the business in 2002. In addition, results will be impacted by the addition of an additional foreign currency—the Brazilian Real.

  •
  Debt increased as a result of the approximately Cdn.$652 ($523 million) special dividend awarded to Molson shareholders before the Merger.

  •
  Cost synergies of $175 million, $50 million of which will be captured and used to boost profits in 2005.

  •
  Tax and interest benefits of the merger are estimated to exceed $25 million annually.

  •
  Molson assets will be revalued to fair market value, resulting in higher depreciation and amortization for the merged company.

  •
  Our effective tax rate will be more volatile due to the accrual of US income taxes on Canada's earnings and profits, which will be hard to predict based on purchase price adjustments that are anticipated to occur throughout 2005.

  •
  Molson employees in Canada are covered by a number of defined benefit pension plans. We will value the company's net liability with respect to the Canadian pension plans as part of purchase price accounting. Employees in Brazil are not covered by company-sponsored defined pension plans. Our pension obligations will substantially increase, as we include Molson's pension and the pension in the Brewers Retail Inc., joint venture which we expect to consolidate under FIN 46R.

  •
  We will make significant cash outlays for Merger-related expenses.

Debt Structure

        A special dividend equal to Cdn.$652 million ($523 million) was paid to the holders of the Molson stock on February 8, 2005, as a condition for completing the Merger. As a result, the newly combined company has increased its debt obligations to pay the dividend.

        Subsequent to the Merger we established a $1.3 billion bridge facility which was used to finance the special dividend and will be used to refinance Molson's existing debt. We also established a $1.4 billion, five-year credit facility which was used to refinance the special dividend and will also be used for general corporate purposes and as a commercial paper back-stop. Subsequent to establishing both of these facilities, the existing bank financing at both Molson and Coors were terminated.

Molson's Canada Segment

        We will work to reverse negative volume trends for some of Molson's key brands, especially in the Western provinces of Canada. As a result, we expect selling and marketing costs in Canada to increase as volume growth becomes a priority.

Molson's Brazil Segment

        We will evaluate the near- and long-term potential of the Kaiser business in Brazil during the first half of 2005, which could include significant changes to the business.

Other

        In addition to Merger-related changes, our full-year 2005 consolidated results will also be lapping approximately $24.9 million in one-time pretax gains in 2004 (or 45 cents per share after tax), mostly from non-operating land sales. We will continue to pursue opportunities to prudently monetize non-core and non-operating assets in 2005.

Rights on Change of Control

        Coors has agreements with 12 executive officers, and certain other members of management relating to a change of control of Coors. The Merger constituted a change in control of Coors under these agreements as the Adolph Coors, Jr. Trust no longer has voting control of Coors, and as the Board of Directors of the merged company no longer has a majority of directors who were directors of Coors prior to the Merger. Certain terms of these agreements were triggered by the Merger. These agreements generally provide for continued compensation and benefits for a period of two years following the change of control.

        In addition, these employees are entitled to severance benefits if triggering events specified in the agreement occur. These events include direct or constructive termination without cause, resignation for good reason or resignation by the employee during a 30-day period beginning one year after the change of control. Upon a triggering event, the officer will be paid a multiple of annual salary and bonus and will receive continued health, pension and life insurance benefits. For terminated executives and officers, stock option exercises are subject to a floor price equal to the price of Coors' stock on the date of the change of control.

        For each of Coors' then Chairman and Chief Executive Officer, the compensation includes a payment for the rest of the current year plus three times annual salary, bonus and fringe benefits, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. For all other executive officers with these agreements, the compensation includes a payment for the rest of the current year plus two times annual salary, bonus and fringe benefits, plus two years equivalent benefit coverage, plus vesting and credit for two years additional service toward pension benefits.

        The Company is currently in discussions with each employee covered by the change in control agreements. In return for forfeiting their rights under the agreements, some executives are being offered a retention plan. The impact on future financial results of employees leaving the company or staying under the retention plans has not been determined at this time.

Performance Based Options and Restricted Shares

        The Merger transaction with Molson resulted in the vesting of all outstanding stock options and restricted share units held by employees of both Molson and Coors with the exception of performance based options and restricted share units held by the CEO of Molson. There are 288,000 stock options subject to performance based criteria, and 18,000 restricted shares that can increase to 54,000 based on defined performance criteria. The company will account for both the performance-based stock options and restricted stock under variable accounting, which could have an impact on future financial results depending on the likelihood of meeting the performance targets.

Critical Accounting Estimates

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

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in the US and the UK. We also have postretirement welfare plans in the US that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        We performed an analysis of high yield bonds at the end of 2004 and compared the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in the United States and in the United Kingdom for the year ended December 26, 2004. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty basis point change in certain assumptions made at the beginning of 2004 would have had the following effects on 2004 pension expense:

	Impact to 2004 Pension Costs—50 basis points
Description of Pension Sensitivity Item	Reduction (Unfavorable)	Increase (Favorable)
	(In millions)
Expected return on US plan assets, 9.0% in 2004	$(2.5)	$2.5
Expected return on UK plan assets, 7.5% in 2004	$(7.0)	$7.0
Discount rate on US projected benefit obligation, 6.25% in 2004	$(2.7)	$2.7
Discount rate on UK projected benefit obligation, 5.63% in 2004	$(7.5)	$7.5

        Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase (Unfavorable)	One-percentage- point decrease (Favorable)
	(In thousands)
Effect on total of service and interest cost components	$318	$(429)
Effect on postretirement benefit obligation	$3,668	$(4,818)

        Both US and UK plan assets consist primarily of equity securities with smaller holdings of bonds and real estate. Equity assets are well diversified between domestic and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages as of February 25, 2005 with actual asset allocations at December 26, 2004:

	US Plan Assets		UK Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	80.0%	80.8%	65.0%	66.0%
Fixed Income	11.0%	13.8%	28.0%	26.9%
Real Estate	9.0%	5.3%	7.0%	6.2%
Other	—	0.1%	—	0.9%

        In July 2004, we received £14 million (approximately $26 million at then-current exchange rates) from Interbrew, related to mistakes in pension participant data when CBL was purchased in 2002. The corrected data increased our pension liability at the time of the acquisition (approximately £21 million or $38 million at then current exchange rates). Goodwill associated with the purchase price of CBL was adjusted for the change in the pension liability and for the cash collected from Interbrew during the third quarter. The net effect of adjusting goodwill for the pension liability and the cash received was insignificant. The effect on equity was to increase other comprehensive income by $26.8 million, net of tax by reducing the minimum pension liability. The effect of the adjustment to pension expense will be to reduce amortization of actuarial losses by approximately £21 million (approximately $38 million at current exchange rates) over the remaining working lives of participants (estimated 10 years), and increase the interest component of annual service cost by approximately £1 million or $2 million.

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to our pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. The most significant estimates that could impact our financial statements relate to the Lowry Superfund site (See Item 8, Note 18).

Goodwill and Other Intangible Asset Valuation

        We adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) on July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on December 31, 2001. We evaluate the carrying value of our goodwill and other indefinite-lived intangible assets annually, and we evaluate our other intangible assets when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of intangible assets for impairment, most significantly the estimated future cash flows to be generated by these assets and the rate used to discount those cash flows. For our brewing business goodwill and intangibles we used a rate of 8.0% to discount our cash flows during our annual valuation in 2004, which is a rate we believe to be representative of the weighted average cost of capital for similar assets in 2004. Changes in these estimates could have an adverse impact on the valuation of goodwill and other intangible assets, thereby requiring us to write down the assets.

Derivatives

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading purposes or for the purpose of speculation. All derivatives held by us are designated as hedges with the expectation that they will be highly effective in offsetting underlying exposures. We account for our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149." (SFAS No. 133), which we early adopted on December 28, 1998. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

        We have not elected to permanently invest our foreign earnings in accordance with Accounting Principles Board No. 23. As a result, we have recorded a net deferred tax liability on the un-remitted earnings of our UK subsidiary that would be subject to US tax if repatriated.. In conjunction with this calculation, we estimate associated earnings and profit adjustments, potential foreign tax credits and cumulative translation adjustments relating to the foreign exchange rates.

        We do not provide deferred taxes on certain outside basis differences in our acquired foreign subsidiary's stock, Coors Brewers Limited (CBL). This outside basis difference is permanent in duration under SFAS 109 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences. As a result, differences between book and tax treatment of income statement items in our UK business are treated as permanent. This treatment increases the volatility of our effective tax rate.

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

        The recently passed "American Jobs Creation Act of 2004" provides, among other things, a deduction with respect to income of certain US manufacturing activities and allows for favorable taxing on repatriation of offshore earnings. Although the provisions of the Act do not impact the fiscal year 2004 financial statements under current accounting rules, the Act will likely impact our financial statements in future periods. We are currently evaluating the financial impact of this Act.

Equity Method Accounting

        We generally apply the equity method of accounting to 20%-50% owned investments where we exercise significant influence, but for which consolidation is not required under FIN 46R. As described below, we have an equity ownership in, and conduct business with various joint ventures, which directly relate to our beer business. There are no related parties that own interests in our equity method investments (see further discussion in Item 8, Note 4).

        Coors Canada was a general partnership that was formed to market CBC products in Canada. We owned a 50.1% interest in this non-consolidated joint venture that we accounted for using the equity method of accounting due to the effective control of the partnership being shared equally by the partners under the operating agreement. All manufacture, distribution and sale of CBC branded beers were contracted to Molson by the partnership. The partnership never took title to the beer. It was paid an amount equal to the sales proceeds Molson receives from third-party customers, less the amounts retained by Molson for its manufacture, distribution and sale of the CBC branded products. We reflect this amount in net sales in our Consolidated Statements of Income. Coors Canada was dissolved into Molson's Canadian business effective with the Merger, and in the future, Coors Light sold in Canada will be regarded as part of the Canada segment.

        In 2004 and 2003, we included our entire share of CBL's Tradeteam joint venture results in the other income, net line of our Consolidated Statements of Income, given the immateriality of its results. In 2002, we included our share of Tradeteam results in cost of goods sold. This change in presentation was attributable to Tradeteam no longer being a captive provider of distribution and logistics services to

CBL. In November 2002, Tradeteam entered into an agreement to provide distribution services to Interbrew U.K. Limited, another large brewer in the United Kingdom.

        The other income, net line includes the equity method losses for the Molson USA joint venture. This joint venture was formed to import, market, sell and distribute Molson products in the United States. We have recorded our share of the venture's results in the other income, net line in our Consolidated Statements of Income given the immateriality of its results.

        A qualitative analysis of our results would be impacted if the results of these joint ventures were included in different lines of our Consolidated Statements of Income, as will be the case for Coors Canada and Molson USA as we either dissolve or consolidate these businesses into the merged company in 2005.

Consolidations under FIN 46R

        RMMC and RMBC are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies in the aluminum and glass container businesses. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the UK beer market. In 2003 and 2002, our share of the pre-tax joint venture profits for each of these investments was offset against cost of goods sold in our Consolidated Statements of Income. In 2004, as a result of implementing FIN 46R, these entities have been consolidated into our Consolidated Financial Statements because we have determined that they are variable interest entities and that we are the primary beneficiary.

        We have examined another potential business relationship during 2004 when implementing FIN 46R. This is the relationship we have with Trigen, the supplier of virtually all our energy needs at our Golden facility. Trigen purchased our power plant facilities in 1995 and signed a contract to provide our energy needs in Golden. We do not own any portion of the Trigen entity, but upon review of the supply contract, we believe that the relationship could be viewed as a variable interest, as defined by FIN 46R. However, despite exhaustive efforts to obtain financial information necessary to proceed with the analysis, we have been unable to obtain the information from Trigen, which cites privacy and competitive issues with releasing this financial information. As disclosed in Item 8, Note 18 to the accompanying Consolidated Financial Statements, we purchase approximately $34.0 million of energy each year from Trigen.

        We have determined that any risk of a material loss is remote and that our total maximum loss cannot be reasonably estimated. We do not have another readily available option to obtain the steam energy required to run our plant. We could incur operational losses should we be unable to purchase steam from Trigen, and we are unable to estimate any such losses. In addition, we have a non-cancelable obligation to pay Trigen fixed costs through the remainder of the supply contract. The costs are adjusted annually for inflation and are expected to be $17.5 million in 2005. We currently purchase some of our electricity requirements from another supplier at rates that do not significantly differ from the rates we pay Trigen. Our risk of loss relating to the difference in price from having to buy electricity from another third party rather than from Trigen is not significant. In the event that Trigen would fail to perform its contractual obligations, Coors has the right to step in and operate the power plant facilities. This circumstance would involve Coors repurchasing the power plant assets, a cost that could be borne with Coors' current capital resources.

Performance Based Options and Restricted Shares

        The Merger transaction with Molson resulted in the vesting of all outstanding stock options and restricted share units held by employees of both Molson and Coors with the exception of performance based options and restricted share units held by the CEO of Molson. There are 288,000 stock options subject to performance based criteria, and 18,000 restricted shares that can increase to 54,000 based on defined performance criteria. The company will account for both the performance-based stock options and restricted stock under variable accounting, which could have an impact on future financial results depending on the likelihood of meeting the performance targets.

        The Merger triggered immediate vesting of all stock options, including those held by Molson option holders (excluding certain options held by the former Molson CEO, as discussed in Item 8, Note 20). The vesting of Coors options will be reflected in the notes to the first quarter financial statements as pro forma expense and the vesting of the Molson options will be reflected in Molson's historical financial statements, pre-Merger. Therefore, compensation expense recognized beginning in the 2005 third quarter will only reflect new option grants after the Merger, and could be impacted by stock options held by the former Molson CEO that are yet unvested and provisions in change in control agreements.

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004 and will be effective for us in the third quarter of 2005. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but continue to account for stock options under Accounting Principles Board Opinion No. 25 (APB No. 25). Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have chosen the modified prospective method of adoption, therefore, beginning in the third quarter of 2005, we will be required to record these costs in our income statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options.

SFAS No. 128R "Earnings Per Share" (Revised)

        Statement of Financial Accounting Standard No. 128R (SFAS No. 128R) is expected to be revised. We adopted SFAS No. 128 when it became effective in 1997 and will adopt its revised provisions when those provisions become effective, currently anticipated during our first quarter of 2005. For our year-to-date diluted calculations, we currently use a quarterly average stock price. Under SFAS No. 128R, we will be required to use a year-to-date average stock price. When stock prices are increasing year-to-date, as was the case for our company stock in 2004, the effect of the new revision to the standard will be to increase dilution of earnings per share. For example, if we had implemented the new revision in 2004, our year-to-date diluted earnings per share would have been $0.03 per share lower. The new standard will require retrospective presentation of diluted earnings per share upon implementation, meaning that prior periods' earnings per share will have to be adjusted to conform to the same method of calculation.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

SFAS No. 153 "Exchanges of Nonmonetary Assets"

        SFAS No. 153 is an amendment to APB Opinion No. 29 that will be effective for us in the third quarter of 2005. The standard tightens the general exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We do not believe that the standard will have a significant impact on our financial results when implemented.

Related Party Transactions

Transactions with Management and Others

        We employ members of the Coors family, which collectively owned 100% of the voting common stock of the company during 2004. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the company.

Certain Business Relationships

        We purchase a large portion of our paperboard packaging requirements from Graphic Packaging Corporation (GPC), a related party. As of December 26, 2004, various Coors family trusts collectively owned all of our Class A voting common stock, approximately 30% of our Class B common stock, and approximately 30% of GPC's common stock.

        Our purchases under the GPC packaging agreement in 2004, 2003 and 2002 totaled $104.5 million, $106.4 million and $111.0 million, respectively. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $3.4 million and $5.0 million at December 26, 2004, and December 28, 2003, respectively.

        We are also a limited partner in a real estate development partnership in which a subsidiary of GPC is the general partner. The partnership owns, develops, operates and sells certain real estate previously owned directly by us. We received no distributions from this partnership in 2004 or 2003.

Risk Factors

        The reader should carefully consider the following factors (which include risks specific to our merged business with Molson) and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

        Because we will continue to face intense competition, operating results may be negatively impacted.    The brewing industry is highly competitive and requires substantial human and capital resources. Competition in our various markets could cause us to reduce prices, increase capital and other expenditures or lose market share, any of which could have a material adverse effect on our business and financial results. In addition, in some of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors will have. In all of the markets where Molson Coors will operate, aggressive marketing strategies by our main competitors could adversely affect our financial results.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is regulated by federal, state, provincial and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters and other matters. Failure to comply with these laws and regulations could result in the loss, revocation or suspension of our licenses, permits or approvals. In addition, changes in tax, environmental or any other laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

        We have indebtedness that is substantial in relation to our stockholders' equity.    As of December 26, 2004, we had $932.2 million in debt primarily related to our acquisition of CBL, with substantially higher debt subsequent to our Merger with Molson. As a result, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt. If our financial and operating performance is insufficient to generate sufficient cash flow for all of our activities, our operations could be negatively impacted.

        We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly from sales of Coors Light in Canada, and in the GBP subsequent to the acquisition in 2002. Subsequent to the Merger with Molson, we will have significantly more foreign currency exposure to the Canadian dollar and the Brazilian real. Since our financial statements are presented in US dollars, we must translate our assets, liabilities, income and expenses into US dollars at current exchange rates. Increases and decreases in the value of the US dollar will affect, perhaps negatively, the value of these items in our financial statements, even if their value has not changed in their original currency.

        Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results.    Molson Coors will use a large volume of agricultural and other raw materials to produce its products, including malt, hops and water. The supply and price of these raw materials can be affected by a number of factors beyond our control, including frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients, our results of operations could be materially and adversely impacted. In addition, in Brazil agricultural and other raw materials are priced based on the US dollar and, since Molson's sales in Brazil are made in local currency, fluctuations in the exchange rate between the US dollar and the Brazilian real may negatively impact our earnings in Brazil. Both companies have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, our results of operations may be negatively impacted.

        We rely on a small number of suppliers to obtain the packaging and raw materials we need to operate our business.    For our US business, we purchase most of our paperboard and container supplies from a single supplier or a small number of suppliers. This packaging is unique to us and is not produced by any other supplier. Additionally, we are contractually obligated to purchase substantially all our can and bottle needs in the United States from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). Consolidation of the glass bottle industry in North America has reduced local supply alternatives and increased risks of glass bottle supply disruptions. CBL has only a single source for its can supply (Ball). The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business. The supply and price of raw materials, used to produce our products can be affected by a number of factors beyond our control, including frosts, droughts and other weather conditions, economic factors affecting growth decisions, various plant diseases and pests. To the extent that any of the foregoing affects the ingredients used to produce our products, our results of operations could be materially and adversely affected.

        Our success depends largely on the success of three primary products, one each in Canada, the United States and the United Kingdom; the failure or weakening of one or more could materially adversely affect our financial results.    Although we currently have 14 products in our US portfolio, Coors Light represented more than 51% of our Americas sales volume for 2004. In the United Kingdom, Carling lager is the best-selling brand in the United Kingdom and represented approximately 75% of CBL sales volume in 2004. The Molson Canadian brand represents 26% of Molson's sales volume for the nine-months ended December 2004. Consequently, any material shift in consumer preferences away from these brands would have a disproportionately large negative impact on our business.

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

        We are and will continue to be subject to various contingent tax, environmental and other liabilities and cannot predict with certainty that our reserves for those liabilities will be sufficient. If actual costs for these contingent liabilities are higher than expected, we could be required to accrue for additional costs.    In the course of our respective businesses, we are subject to various litigation claims and other contingent liabilities. These include, among others, (i) claims asserted against Molson's subsidiary, Cervejarias Kaiser Brasil S.A., by Brazilian tax authorities, including claims for income taxes, federal excise taxes, value-added tax, revenue taxes (PIS/federal unemployment insurance contribution) and federal social security tax, (ii) claims by the U.S. Environmental Protection Agency that Coors is a potentially responsible party at the Lowry Superfund Site and (iii) various other legal claims arising in the ordinary course of our businesses. While we have estimated and accrued for costs expected to be incurred in connection with our contingent liabilities, if actual costs are higher than expected, we could be required to accrue for additional costs and make additional cash payments.

Risks specific to the Americas Segment

        Litigation directed at the alcohol beverage industry may adversely affect our sales volumes and our business.     Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend these lawsuits and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

        We are highly dependent on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products.    We sell all of our products in the United States to distributors for resale to retail outlets. Some of our distributors are at a competitive disadvantage because they are smaller than the largest distributors in their markets. Our distributors also sell products that compete with our products. These distributors may give our competitors' products higher priority, thereby reducing sales of our products. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position, and results of operation may be adversely affected.

Risks specific to the Europe Segment

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve pricing.    The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, which could impact CBL's ability to obtain favorable pricing in on-trade (due to spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers are beginning to purchase directly more of the products that, in the past, we have provided as part of our factored business. This consolidation could impact us negatively.

        Due to a high concentration of unionized workers in the United Kingdom, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.    Approximately 27% of CBL's total workforce is represented by trade unions. Although we believe relations with our employees are good, more stringent labor laws in the United Kingdom expose us to a greater risk of loss should we experience labor disruptions.

        Our primary production facilities in Europe are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.    Our primary production facility in Europe is located in Burton-on-Trent, England, where we brew and package approximately two-thirds of our products sold in the Europe business. While our Europe business operations remain centralized, our competitors have multiple geographically dispersed breweries and packaging facilities. As a result, we must ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel or packaging costs.

        We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products.    We are involved in a joint venture with Exel Logistics called Tradeteam. Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our product and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have a negative impact on our operations.

Risks specific to the Molson Merger

        We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, technologies, sales and other aspects of the businesses of Molson and Coors.    Our success will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of Molson and Coors. If we fail to meet the challenges involved in successfully integrating the operations of Molson and Coors or otherwise fail to realize any of the anticipated benefits of the Merger transaction, including the estimated cost savings of approximately $50 million, $40 million and $85 million in the first, second and third years, respectively, following the Merger, and, thereafter, approximately $175 million annually, our results of operations could be impaired. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses and liabilities, and diversion of management's attention.

        Loss of key members of management could negatively affect our ability to successfully integrate or successfully operate our business.    We have agreements with twelve executive officers and certain other members of management of the former Coors and other members of management relating to a change of control of Coors. The terms of these agreements were triggered by the Merger transaction with Molson on February 9, 2005. We are evaluating the employment status with each of these employees. However, a loss of any of these members of management, or of key members of the former Molson management could have an adverse impact on our ability to successfully combine, integrate or operate the businesses of Molson and Coors.

        If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to the Company or favored by other stockholders.    Pentland and the Coors Trust, which together control more than two-thirds of the Company's Class A Common and Exchangeable stock, are parties to voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. However, in the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a transaction that is subject to a stockholder vote, we may be unable to complete the transaction even if our board, management or other stockholders believe the transaction is beneficial for Molson Coors.

        Molson has recently incurred losses in its Brazilian operations, recorded restructuring and impairment charges, and could suffer further charges as a result of the Brazilian operations, which could have a material adverse effect on our combined results of operations.    Molson's Brazilian operations incurred losses in the calendar year ended December 31, 2004. These losses were a function of the current period costs associated with plans to significantly grow volumes and regain market share associated with the sales centers put in place during the last nine months in Brazil. In light of the continuing challenges presented by the Brazilian beer market, Molson recorded restructuring and impairment charges in this business prior to the Merger. Molson's Brazilian operations may continue to incur losses and further impairment charges could be required, which could have a material adverse effect on our combined results of operations.

        We may be required to exercise control over the entity that owns the entertainment business and the Montréal Canadiens pursuant to the undertakings given to its lenders.    On July 25, 2001, Molson sold the entertainment business operated in the Bell Centre in Montréal and the Montréal Canadiens hockey team, which may be financially adversely affected as a result of the National Hockey League work stoppage. As part of the sale transaction, Molson agreed to, among other things, give a guarantee to the team's lenders for loans which as of March 31, 2004 were in the amount of Cdn.$92 million.

        In addition, Molson is the guarantor of the 99-year lease arrangements on the Bell Centre related to the land on which the Bell Centre is located. The amount of lease payments varies based on prevailing interest rates and changes in the Consumer Price Index. In Molson's fiscal year ended March 31, 2004, the payments under the lease made by the purchaser totaled Cdn.$3.2 million.

        If the purchaser is unable to meet its obligations, Molson will exercise control over the entities that own the entertainment business and the Montréal Canadiens and make required payments and fund cash flow deficiencies, which could have a material adverse effect on our liquidity position and our combined results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to fluctuations in interest rates, foreign currencies and the prices of production and packaging materials. We have established policies and procedures to manage these exposures through a variety of financial instruments. By policy, we do not enter into any contracts for the purpose of trading or speculation.

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

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances we and our counterparties have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to us or our counterparties exceeds a certain amount. At December 26, 2004, no collateral was posted by us or our counterparties.

        At December 26, 2004, we were a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (see Item 8, Note 12). The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between two of our subsidiaries.

        At December 26, 2004, we were a party to interest rate swap agreements related to our 6 3/8% fixed rate debt. The interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as fair value hedges of the changes in the fair value of $201.2 million fixed-rate debt attributable to changes in the LIBOR swap rates.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $10.7 million, $5.9 million and $8.6 million at December 26, 2004, December 28, 2003 and December 29, 2002, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
December 26, 2004
Foreign currency management
Forwards	$57,538	$(1,603)	01/05-11/06
Cross currency swap	773,800	(237,046)	05/12
Commodity pricing management
Swaps	67,134	16,877	02/05-02/06
Interest rate pricing management
Interest rate swap	201,200	9,490	05/12

Total		$(212,282)

December 28, 2003
Foreign currency management
Forwards	$44,048	$(1,382)	01/04-12/05
Cross currency swap	773,800	(138,684)	05/12
Commodity pricing management
Swaps	92,468	9,638	02/05-02/06
Interest rate pricing management
Interest rate swap	76,200	6,904	05/12

Total		$(123,524)

        Maturities of derivative financial instruments held on December 26, 2004, are as follows (in thousands):

2005	2006	2007 and thereafter	Total
$13,941	$1,334	$(227,557)	$(212,282)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
	December 26, 2004	December 28, 2003
	(In millions)
Estimated Fair Value Volatility
Foreign currency risk:
forwards, swaps	$(6.6)	$(5.0)
Interest rate risk:
debt, swaps	$(30.7)	$(32.4)
Commodity price risk:
swaps	$(8.4)	$(10.2)

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Management's Report to Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 26, 2004
Consolidated Balance Sheets at December 26, 2004, and December 28, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended December 26, 2004
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 26, 2004
Notes to Consolidated Financial Statements

MANAGEMENT'S REPORT TO SHAREHOLDERS

        The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Molson Coors Brewing Company. The financial statements have been prepared in accordance with generally accepted accounting principles, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

        The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provide an objective, independent audit of the consolidated financial statements. Their accompanying report is based upon an examination conducted in accordance with generally accepted auditing standards, including tests of accounting procedures and records.

        The Board of Directors, operating through its Audit Committee composed of independent, outside directors, monitors the Company's accounting control systems and reviews the results of the Company's auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, PricewaterhouseCoopers LLP, and internal auditors. To ensure complete independence, PricewaterhouseCoopers LLP and the Company's internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.

W. LEO KIELY, III Chief Executive Officer, Molson Coors Brewing Company President and Chief Executive Officer, Coors Brewing Company	TIMOTHY V. WOLF Vice President and Chief Financial Officer, Molson Coors Brewing Company Coors Brewing Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Adolph Coors Company:

        We have completed an integrated audit of Adolph Coors Company's 2004 consolidated financial statements and of its internal control over financial reporting as of December 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Adolph Coors Company and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Denver, Colorado
March 10, 2005

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	For the Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Sales—domestic and international (Note 4)	$5,819,727	$5,387,220	$4,956,947
Beer excise taxes	(1,513,911)	(1,387,107)	(1,180,625)

Net sales	4,305,816	4,000,113	3,776,322
Cost of goods sold (Notes 3 and 4)	(2,741,694)	(2,586,783)	(2,414,530)

Gross profit	1,564,122	1,413,330	1,361,792
Other operating expenses:
Marketing, general and administrative	(1,223,219)	(1,105,959)	(1,057,240)
Special items, net (Note 7)	7,522	—	(6,267)

Total other operating expenses	(1,215,697)	(1,105,959)	(1,063,507)

Operating income	348,425	307,371	298,285
Other (expense) income:
Interest income	19,252	19,245	21,187
Interest expense	(72,441)	(81,195)	(70,919)
Other income, net (Note 4)	12,946	8,397	8,047

Total other expense	(40,243)	(53,553)	(41,685)

Income before income taxes	308,182	253,818	256,600
Income tax expense	(95,228)	(79,161)	(94,947)

Income before minority interests	212,954	174,657	161,653
Minority interests	(16,218)	—	—

Net income	$196,736	$174,657	$161,653

Other comprehensive income, net of tax:
Foreign currency translation adjustments	123,011	147,803	70,884
Unrealized (loss) gain on derivative instruments	(217)	282	15,358
Minimum pension liability adjustment	(24,048)	(15,031)	(212,092)
Reclassification adjustments	(4,686)	4,235	4,993

Comprehensive income	$290,796	$311,946	$40,796

Net income per share—basic	$5.29	$4.81	$4.47

Net income per share—diluted	$5.19	$4.77	$4.42

Weighted average shares—basic	37,159	36,338	36,140

Weighted average shares—diluted	37,909	36,596	36,566

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	December 26, 2004	December 28, 2003
Assets
Current assets:
Cash and cash equivalents	$123,013	$19,440
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $9,110 and $12,413, respectively	692,372	618,053
Affiliates	9,286	38,367
Current notes receivable and other receivables, less allowance for doubtful accounts of $3,883 and $4,641, respectively	123,402	94,652
Inventories:
Finished, less allowance for obsolete inventories of $666 and $2,264, respectively	90,943	91,214
In process	32,565	29,480
Raw materials	88,473	81,068
Packaging materials, less allowance for obsolete inventories of $234 and $1,879, respectively	22,780	7,723

Total inventories	234,761	209,485
Maintenance and operating supplies, less allowance for obsolete supplies of $9,600 and $10,675, respectively	29,576	28,512
Deferred tax asset	3,228	12,819
Other current assets, less allowance for advertising supplies of $1,064 and $1,093, respectively	52,578	57,520

Total current assets	1,268,216	1,078,848
Properties, less accumulated depreciation of $2,483,610 and $2,695,124, respectively	1,445,584	1,450,785
Goodwill	890,821	796,420
Other intangibles, less accumulated amortization of $83,591 and $45,498, respectively	581,043	552,112
Investments in joint ventures (Note 4)	140,632	193,582
Non-current deferred tax asset	168,304	204,804
Non-current notes receivable, less allowance for doubtful accounts of $11,053 and $12,548, respectively	95,017	108,280
Other non-current assets	67,907	59,909

Total assets	$4,657,524	$4,444,740

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	December 26, 2004	December 28, 2003
Liabilities and shareholders' equity
Current liabilities:
Accounts payable:
Trade	$320,015	$318,071
Affiliates	6,019	36,802
Accrued salaries and vacations	82,902	57,593
Accrued excise taxes	196,720	190,983
Deferred tax liability	5,852	—
Accrued expenses and other liabilities	526,861	439,108
Short-term borrowings	12,500	21,309
Current portion of long-term debt	26,028	69,856

Total current liabilities	1,176,897	1,133,722
Long-term debt	893,678	1,159,838
Non-current deferred tax liability	149,927	195,523
Deferred pension and post-retirement benefits	483,255	488,640
Long-term derivatives	237,046	138,684
Other long-term liabilities	78,687	60,957

Total liabilities	3,019,490	3,177,364

Commitments and contingencies (Note 18)
Minority interests	36,868	—
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value at December 26, 2004 and no par value at December 28, 2003 (authorized: 500,000,000, issued and outstanding: 1,260,000 shares)	13	13
Class B common stock, non-voting, $0.01 par value at December 26, 2004 and no par value at December 28, 2003 (authorized: 500,000,000 shares; issued and outstanding: 36,392,172 and 35,153,707, respectively)	364	352

Total capital stock	377	365
Paid-in capital	105,111	32,049
Unvested restricted stock	(226)	(681)
Retained earnings	1,398,003	1,231,802
Accumulated other comprehensive income	97,901	3,841

Total shareholders' equity	1,601,166	1,267,376

Total liabilities and shareholders' equity	$4,657,524	$4,444,740

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net income	$196,736	$174,657	$161,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net earnings of joint ventures	(59,653)	(65,542)	(54,958)
Distributions from joint ventures	72,754	70,900	66,616
Depreciation, depletion and amortization	265,921	236,821	227,132
Amortization of debt issuance costs and discounts	2,456	6,790	3,167
Gain on sale, net of loss on abandonment of properties and intangibles	(15,027)	(4,580)	(9,816)
Gains on sales of securities	—	—	(4,003)
Deferred income taxes	6,215	53,497	11,679
(Gain) loss on FX fluctuations and derivative instruments	(5,740)	1,252	2,576
Minority interest earnings	16,218	—	—
Tax benefit from equity compensation plans	8,398	412	3,410
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination accounted for under the purchase method) and other:
Trade receivables	(35,671)	31,067	(254,425)
Trade payables	4,575	97,761	107,619
Inventory	(3,441)	(5,549)	39,210
Accrued expenses and other liabilities	24,386	(50,703)	(60,757)
Other	21,781	(17,955)	5,865

Net cash provided by operating activities	499,908	528,828	244,968

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Cash flows from investing activities:
Sales and maturities of investments	—	—	232,758
Additions to properties	(211,530)	(240,458)	(246,842)
Proceeds from sales of properties and intangible assets	72,063	16,404	27,357
Acquisition of CBL, net of cash acquired			(1,587,300)
Adjustment to purchase price for pension settlement	25,836	—	—
Cash recognized on initial consolidation of joint ventures	20,840	—	—
Trade loan repayments from customers	54,048	51,863	64,564
Trade loans advanced to customers	(25,961)	(36,553)	(50,987)
Investment in Molson USA, LLC	(2,744)	(5,240)	(2,750)
Other	—	(630)	(7,561)

Net cash used in investing activities	(67,448)	(214,614)	(1,570,761)

Cash flows from financing activities:
Issuances of stock under stock plans	66,764	2,491	15,645
Dividends paid	(30,535)	(29,820)	(29,669)
Dividends paid to minority interests	(7,218)	—	—
Proceeds from issuance of debt	—	—	2,391,934
Net (payments on) proceeds from short-term borrowings	(8,761)	(84,170)	331,333
Net (payments on) proceeds from commercial paper	(250,000)	249,645	—
Payments on debt and capital lease obligations	(114,629)	(462,547)	(1,379,718)
Debt issuance costs	—	—	(10,074)
Change in overdraft balances	8,715	(32,992)	(27,783)

Net cash (used in) provided by financing activities	(335,664)	(357,393)	1,291,668

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	96,796	(43,179)	(34,125)
Effect of exchange rate changes on cash and cash equivalents	6,777	3,452	16,159
Balance at beginning of year	19,440	59,167	77,133

Balance at end of year	$123,013	$19,440	$59,167

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS)

	Shares of common stock issued		Common stock issued
								Accumulated other comprehensive income (loss)
					Paid-in capital	Unvested restricted stock	Retained earnings
	Class A	Class B	Class A	Class B					Total
Balances at December 30, 2001	1,260	34,689	$1,260	$8,259	$—	$(597)	$954,981	$(12,591)	$951,312
Shares issued under stock plans, including related tax benefit		392		93	19,731	(770)			19,054
Amortization of restricted stock						358			358
Other comprehensive income								(120,857)	(120,857)
Net income							161,653		161,653
Cash dividends—$0.82 per share							(29,669)		(29,669)

Balances at December 29, 2002	1,260	35,081	1,260	8,352	19,731	(1,009)	1,086,965	(133,448)	981,851
Reincorporation and par value change			(1,247)	(8,018)	9,265				—
Shares issued under stock plans, including related tax benefit		73		18	3,053	(164)			2,907
Amortization of restricted stock						492			492
Other comprehensive income								137,289	137,289
Net income							174,657		174,657
Cash dividends—$0.82 per share							(29,820)		(29,820)

Balances at December 28, 2003	1,260	35,154	13	352	32,049	(681)	1,231,802	3,841	1,267,376
Shares issued under stock plans, including related tax benefit		1,238		12	73,062				73,074
Amortization of restricted stock						455			455
Other comprehensive income								94,060	94,060
Net income							196,736		196,736
Cash dividends—$0.82 per share							(30,535)		(30,535)

Balances at December 26, 2004	1,260	36,392	$13	$364	$105,111	$(226)	$1,398,003	$97,901	$1,601,166

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Summary of Significant Accounting Policies

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. ("Molson"). In connection with the Merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC), principally a holding company, its operating subsidiaries, Coors Brewing Company (CBC), operating in the United States (US); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); and our other corporate entities.

        Unless otherwise indicated, information in this report excludes Molson (with the exception of our interests in joint ventures entered into previously with Molson, discussed in Note 4), operating in Canada and Brazil, and is presented in US Dollars (USD).

Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. Fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002, were all 52-week periods.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Reclassifications

        Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

Revenue Recognition

        Revenue is recognized in the Americas segment when product is shipped and the risk of loss transfers to our customers, which are principally independent distributors or wholesalers in the United States. Revenue is recognized in the Europe segment when product is received by our customers, who are principally independent retailers in the United Kingdom. In the United Kingdom, excise taxes are included in the purchase price we pay the vendor on beverages for the factored brands business purchased from third parties for resale and are included in our cost of goods sold when ultimately sold. The cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms.

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

Cost of Goods Sold

        Our cost of goods sold includes beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, and freight and warehouse costs (including distribution network costs). Distribution network costs include inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain joint ventures that must be consolidated as variable interest entities under FIN46R. These investments primarily involve equity ownership in transportation services in Europe; and investments in ventures that manufacture, distribute and sell Coors Light in Canada and Molson branded beers in the United States. Refer to Note 4 to these consolidated financial statements for descriptions of these investments.

        Effective with the Merger, the non-consolidated joint venture that distributed and sold Coors Light in Canada was dissolved and its activities were assumed by the Molson Canadian beer business.

        There are no related parties that own interests in our equity method investments as of December 26, 2004.

Cost Method Investment

        In 1991, we became a limited partner in the Colorado Rockies Baseball Club, Ltd. (Baseball Partnership) formerly known as the Colorado Baseball Partnership 1993, Ltd. for an investment of $10.0 million, which gave us a 17.1% interest in the partnership. Our use of the cost method for this investment is permitted under the provisions of Emerging Issues Task Force Topic D-46 (EITF D-46) "Accounting for Limited Partnership Investments" as we entered into the limited partnership agreement in 1991. As a limited partner, we take no part in control, management, direction or operation of the affairs of the Baseball Partnership and have no power to bind the Baseball Partnership. Profit and loss from operations of the Baseball Partnership are allocated among the partners in accordance with their ownership ratios. We did not receive any cash distributions or income in 2004, 2003 or 2002. We believe that the carrying amount of our investment in the Baseball Partnership is not in excess of fair value.

        In July 2003, the Baseball Partnership signed a $2.1 million promissory note with Coors. Each partner's loan amount was based on their ownership percentage. Ownership percentages in the partnership did not change. The note is due in 20 years and interest will be paid at 5% annually. The principal amount is recorded in other non-current assets.

        In September 2004, an additional investor purchased a limited partnership interest in the Baseball Partnership. The purchase did not change the terms of our limited partnership agreement. However, it did reduce our sharing ratio to 14.60% as of December 26, 2004.

Marketing, General and Administrative

        Our marketing, general and administrative expenses consist predominately of advertising, sales staff costs, and non-manufacturing administrative and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs are generally expensed when the advertising is first run. Cooperative advertising expenses are included in marketing, general and administrative costs. Advertising expense was $627.4 million, $588.2 million, and $586.2 million for years 2004, 2003, and 2002, respectively. Prepaid advertising costs of $27.9 million ($17.7 million in current and $10.2 million in long-term) and $30.6 million ($13.0 million in current and $17.6 million in long-term) were included in other current and other non-current assets in the Consolidated Balance Sheets at December 26, 2004, and December 28, 2003, respectively.

Trade Loans

        CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance. Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 26, 2004, and December 28, 2003, total loans outstanding, net of allowances, was $128.6 million and $148.3 million, respectively.

        We have reclassified a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2004 and 2003, this amount was $16.0 million and $17.2 million, respectively. We have included this interest income in the Europe segment since it is related solely to the Europe business.

        We have reclassified cash flows from trade loans of $28.1 million, $15.3 million, and $13.6 million from operating to investing in the cash flow statements for the years ended December 26, 2004, December 28, 2003, and December 29, 2002, respectively.

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

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories in the United States and on the first-in, first-out (FIFO) method in the United Kingdom. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $40.1 million and $38.6 million at December 26, 2004, and December 28, 2003, respectively.

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.

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

Fair Value of Financial Instruments

        The carrying amounts of our current financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements. Assuming current market rates for similar instruments, the fair value of long-term debt exceeds the carrying value by approximately $110.4 million.

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

Stock-Based Compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. Compensation expense recorded in the financial statements relates to grants of restricted stock, and beginning in the second quarter of 2004, contingently issuable shares of stock granted to key executives, which were issued on December 31, 2004. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial

Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
Net income, as reported	$196,736	$174,657	$161,653
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income, as reported	5,573	338	226
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(21,799)	(21,116)	(17,673)

Proforma net income	$180,510	$153,879	$144,206

Earnings per share:
Basic—as reported	$5.29	$4.81	$4.47
Basic—proforma	$4.86	$4.23	$3.99
Diluted—as reported	$5.19	$4.77	$4.42
Diluted—proforma	$4.76	$4.20	$3.94

        As a result of shifts in exercise patterns, we adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003 and 2002. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years.

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In millions)
Cash paid for interest	$57.7	$78.5	$64.6
Cash paid for income taxes	$51.9	$30.7	$44.6
Receipt of note upon sale of property	$46.8	—	—
Sale leaseback of computer equipment	$8.9	—	—
Issuance of restricted stock, net of forfeitures	$—	$0.1	$0.8
Tax benefit from exercise of stock options	$8.4	$0.4	$3.4

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004 and will be effective for us in the third quarter of 2005. We adopted the disclosure provisions of SFAS 123R when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS

No. 123R, therefore, beginning in the third quarter of 2005, we will be required to record these costs in our income statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options.

        The Merger triggered immediate vesting of all stock options, including those to acquire Molson stock held by Molson option holders (excluding certain options held by the former Molson CEO, as discussed in Note 20). The vesting of Coors options will be reflected in the notes to the first quarter financial statements as pro forma expense in the notes and the vesting of the Molson options will be reflected in Molson's historical financial statements, pre-Merger. Therefore, compensation expense recognized beginning in the 2005 third quarter will only reflect new option grants after the Merger, and could be impacted by unvested stock options held by the former Molson CEO that are yet unvested, and provisions of change in control agreements.

SFAS No. 128 "Earnings Per Share" (Revised)

        Statement of Financial Accounting Standard No. 128 (SFAS No. 128) is expected to be revised. We adopted SFAS No. 128 when it became effective in 1997 and will adopt its revised provisions when those provisions become effective, currently anticipated during our first quarter of 2005. For our year-to-date diluted calculations, we currently use a quarterly average stock price. Under the new revisions to SFAS No. 128, we will be required to use a year-to-date average stock price. When stock prices are increasing year-to-date, as has been the case for our company stock in 2004, the effect of the revision to the standard will be to increase dilution. For example, if we had implemented the revision in 2004, our year-to-date diluted earnings per share would have been $0.03 per share lower. The new standard will require retrospective presentation of diluted earnings per share upon implementation, meaning that prior periods' earnings per share will be adjusted to conform to the same method of calculation.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

SFAS No. 153 "Exchanges of Nonmonetary Assets"

        SFAS No. 153 is an amendment to APB Opinion No. 29 that will be effective for us in the third quarter of 2005. The standard tightens the general exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We do not believe that the standard will have a significant impact on our financial results when implemented.

2.     Mergers and Acquisitions

Merger with Molson Inc.

        The Merger transaction and subsequent debt financing are discussed in Note 20, Subsequent Events. Preliminary accounting for the acquisition is underway. Refer to our proxy statement filed with the SEC, effective December 9, 2004, and supplemented January 13, 2005, which presents pro forma information, giving effect to the acquisition as of September 26, 2004.

Acquisition of CBL

        On February 2, 2002, we acquired 100% of the outstanding shares of Bass Holdings Ltd. and certain other intangible assets from Interbrew, for a total purchase price of £1.2 billion (approximately $1.7 billion at then prevailing exchange rates), plus associated fees and expenses. The acquisition supported one of our key strategic goals of growing our beer business internationally to broaden our geographic platform; diversify revenues, profits and cash flows and increase our brand portfolio, which we believe will significantly enhance our competitive position in a consolidating worldwide beer industry.

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

        The business, renamed CBL, included the majority of the assets that previously made up Bass Brewers, including the Carling, Worthington's and Caffrey's beer brands; the United Kingdom and Republic of Ireland distribution rights to Grolsch (via and subject to the continuation of a joint venture arrangement, in which CBL has a 49% interest, with Royal Grolsch N.V.); several other beer and flavored-alcohol beverage brands; related brewing and malting facilities in the United Kingdom; and a 49.9% interest in the distribution logistics provider, Tradeteam. CBL is the second-largest brewer in the United Kingdom based on total beer volume, and Carling lager is the best-selling beer brand in the United Kingdom. The brand rights for Carling, which is the largest acquired brand by volume, are mainly for territories in Europe. The addition of CBL creates a stronger, broader, more diversified company in a highly competitive and consolidating global beer market.

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

        We finalized the purchase price accounting relative to the CBL acquisition in the fourth quarter of 2002. Of the $415 million of acquired intangible assets, approximately $390 million was assigned to brand names and distribution rights. The remaining $25 million was assigned to patents and technology and distribution channels. Approximately $286 million of the $390 million brand name and distribution rights value has been determined to have an indefinite life and accordingly is not being amortized. The remaining $104 million brand names and distribution rights value are amortized over a weighted average useful life of approximately 12 years. The $25 million value for patents and technology and distribution channels are amortized over a weighted average useful life of approximately 8 years.

        The fair value of the acquired intangible brand assets was determined primarily from the discounted value of projected cash flows. A weighted average cost of capital of 8.75% was used to discount projected cash flows. Cash flows were projected using management's best estimates of sales growth or declines for each brand over its expected life. The lives of the assets were determined by an evaluation of significant factors that could impact the life of the brand.

        The cost approach was used to determine the value of the customer base using the estimated cost to recruit a customer. Technology, unfavorable leaseholds, contracts and other less significant intangible assets were valued using a present value approach of the returns or costs of the underlying assets. Goodwill was valued using the residual method.

        Goodwill of $637 million was assigned to the Europe and Americas segments in the amounts of approximately $522 million and $115 million, respectively (See Note 11, Goodwill and Intangible Assets, for further discussion of allocation). None of the goodwill is expected to be deductible for tax purposes in the U.K., but all intangible assets are being amortized in the calculation of U.S. earnings and profits. A valuation allowance of approximately $40 million was recorded against deferred tax assets arising from the acquisition.

        We funded the acquisition with approximately $150 million of cash on hand and approximately $1.55 billion of debt as described below at the prevailing exchange rate as of the date of acquisition:

Term		Facility Currency Denomination	Amount
			(In millions)
5 year	Amortizing term loan	USD	$478
5 year	Amortizing term loan (228 million GBP)	GBP	322
9 month	Bridge facility	USD	750

			$1,550

        In conjunction with the term loan and bridge facility, we incurred financing fees of approximately $9.0 million and $0.5 million, respectively. These fees were amortized over the respective terms of the borrowings using the effective interest method. On May 7, 2002, we repaid our nine-month bridge facility through the issuance of long-term financing. We also repaid the balance of our GBP-denominated amortizing term loan during 2003. See Note 12, Debt, for further information about debt-related activity.

3.     Variable Interest Entities

        The FASB finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN46R) in December 2003, making the new guidance applicable to us in the first quarter of 2004. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated three joint ventures in 2004, effective December 29, 2003, the first day of our 2004 fiscal year. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC) and Grolsch (UK) Limited (Grolsch). The impacts to our balance sheet include the addition of net fixed assets of RMMC and RMBC totaling approximately $65 million, RMMC debt of approximately $40 million, and Grolsch net intangibles of approximately $20 million (at current exchange rates). The most significant impact to our cash flow statement for the year ended December 26, 2004, was to increase depreciation expense by approximately $13.2 million and cash recognized on initial consolidation of the entities of $20.8 million. The impact to our income statement was to reduce Americas segment cost of goods sold, reclassify

Europe segment costs out of cost of goods sold into marketing, general and administrative expense and to increase corporate interest expense. Our partners' share of the operating results of the ventures is eliminated in the minority interests line of the accompanying Consolidated Statements of Income. Results of operations and financial position from prior periods have not been restated as a result of the adoption of FIN46R.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. In 2003 and 2002, our share of pre-tax joint venture profits for this venture, totaling $7.8 million and $13.2 million, respectively, was included in cost of goods sold in our Consolidated Statements of Income. RMBC is a non-taxable entity. Accordingly, income tax expense in our Consolidated Statements of Income only includes taxes related to our share of the joint venture income.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. In 2003 and 2002, our share of pre-tax joint venture profits (losses), totaling $0.1 million and($0.6) million, respectively, was included in cost of goods sold in our Consolidated Statements of Income. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income. Upon consolidation of RMMC, debt of approximately $40 million was added to our balance sheet. As of December 26, 2004, Coors is the guarantor of this debt.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch® branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. In 2003 and 2002, our share of pre-tax profits for this venture, totaling $3.6 million and $2.0 million, respectively, was included in cost of goods sold in our Consolidated Statements of Income. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense on the accompanying statements of income includes taxes related to the entire income of the venture. Upon consolidation, net fixed assets of approximately $4 million and net intangibles of approximately $20 million were added to our balance sheet.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Year Ended December 26, 2004			Year Ended December 28, 2003			Year Ended December 29, 2002
	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income (loss)
	(In thousands)
Grolsch	$33,407	$100,657	$13,495	$16,857	$79,086	$10,607	$14,349	$69,938	$9,437
RMBC	$43,441	$84,343	$19,507	$42,953	$85,307	$12,281	$54,717	$91,513	$19,440
RMMC	$58,737	$209,594	$5,156	$63,676	$205,080	$223	$67,692	$211,708	$(1,260)

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
Excludes receivables from the Company.

Trigen

        In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to Coors at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R (see Note 18).

4.     Equity Investments and Other Income, net

        The following summarizes information regarding our other equity investments that we have determined are not required to be consolidated under FIN46R:

Non-Majority-Owned Equity Investments:

	Year Ended
	December 26, 2004		December 28, 2003		December 29, 2002
	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)	Total Assets	Company share of joint venture income (loss)
	(In thousands)
Molson USA, LLC	$12,393	$(2,935)	$14,982	$(2,683)	11,631	$(4,801)
Tradeteam	$126,008	$(2,405)	$129,386	$4,487	107,873	$4,186

Molson USA, LLC (MUSA)

        In January 2001, we entered into a joint venture partnership agreement with Molson Inc. (Molson), and paid $65.0 million for a 49.9% interest in the joint venture. The joint venture, Molson USA, LLC, was formed to import, market, sell and distribute Molson's brands of beer in the United States. We account for this joint venture by using the equity method of accounting. We recognize our share of the joint venture results in the other income, net, line in our Consolidated Statements of Income, given the immateriality of its results. We believe our maximum exposure to loss over the required ownership period to be $42 million. We have determined that, while Molson USA is a variable interest entity as defined by FIN46R, we are not the primary beneficiary of the entity. As a result of the Merger, we will be consolidating Molson USA, LLC in 2005.

Tradeteam

        Tradeteam was formed in 1995 by CBL (then Bass Brewers Limited) and Exel Logistics. CBL has a 49.9% interest in this joint venture. The joint venture operates a system of satellite warehouses and a transportation fleet for deliveries between CBL breweries and customers. Tradeteam also delivers products for other UK brewers. Our share of pre-tax joint venture results has been included in the other income, net, line of our Consolidated Statements of Income beginning in 2003, given the commencement of significant third party trade and immateriality of its results. Prior to 2003, our share of pre-tax joint venture results was included in cost of goods sold. We do not believe there is a significant exposure to loss in our current relationship over our expected ownership period. We have determined that Tradeteam is not a variable interest entity as defined in FIN46R.

Majority-Owned, Non-Consolidated Equity Investment:

	Year Ended
	December 26, 2004		December 28, 2003		December 29, 2002
	Total Assets	Company share of partnership pretax income	Total Assets	Company share of partnership pretax income	Total Assets	Company share of partnership pretax income
	(In thousands)
Coors Canada	$17,902	$60,693	$23,204	$47,528	17,714	$37,002

        Molson Coors Canada Inc. (MCC), formerly Coors Canada, Inc., a wholly owned subsidiary, formed a partnership, Coors Canada, with Molson to market and sell our products in Canada beginning in 1998. MCC and Molson had a 50.1% and 49.9% interest, respectively, in Coors Canada. Under the partnership agreement, Coors Canada was responsible for marketing our products in Canada, and contracted with Molson for brewing, distribution and sales of these brands. In December 2000, the partnership and licensing agreements between Molson and Coors were extended for an indefinite period and included the addition of Molson performance standards for the Coors brand. Coors Canada received an amount from Molson generally equal to net sales revenue generated from our brands less production, distribution, sales and overhead costs related to these sales. Our share of pre-tax income from this partnership is included in Sales in our Condensed Consolidated Statements of Income. Although we believe Coors Canada is a variable interest entity, we have determined that we are not the primary beneficiary of the entity. For the year ended December 26, 2004, Coors Canada meets the definition of a significant subsidiary of Molson Coors, as defined by the United States Securities and Exchange Commission (SEC). As Coors Canada is not consolidated, we are required to provide audited financial statements for Coors Canada supplemental to this Form 10-K. We will file this supplemental information as an amendment to the Form 10-K. As a result of the Merger, Coors Canada was dissolved into Molson Canada, and will carry on the Coors Light business in Canada.

        Summarized condensed balance sheet information for Coors Canada is as follows:

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Current assets	$17,489	$22,840
Non-current assets	$413	$364
Current liabilities	$3,255	$6,171
Non-current liabilities	$—	$—

        Summarized condensed income statement information for Coors Canada is as follows:

	For the years ended
	December 28, 2004	December 29, 2003	December 30, 2002
	(In thousands)
Revenues	$308,332	$139,191	$111,193
Pre-tax income	$121,149	$94,232	$73,856
Equity in pre-tax income	$60,693	$47,528	$37,002

Other Income, net

	Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Share of non-majority owned equity investment income (loss), net(1)	$(5,340)	$1,804	$(4,801)
Royalty income, net(2)	9,246	2,639	2,446
Foreign currency gains (losses), net	775	1,252	(2,105)
Non-operating asset disposition gains, net(3)	11,601	3,520	5,875
Investment gains	—	—	6,359
Other, net	(3,336)	(818)	273

Total Other Income, net	$12,946	$8,397	$8,047

(1)
Relates to income (loss) from Tradeteam and MUSA.

(2)
In 2004, under a court settlement, we received past due royalty payments of $4.8 million for an operation we no longer own, but for which we were owed royalties. Due to uncertainty regarding collection, we have been recognizing income as payments were received. We will no longer receive royalties from this operation.

(3)
Includes non-operating real estate sales, net of losses, as discussed below.

Sale of Real Estate to Cabela's

        On December 23, 2004, we sold 80 acres of land at our Golden brewery site to Cabela's, upon which they intend to build a retail sporting goods store. A gain of $3.2 million is included in Other income. The contract also calls for Cabela's to reimburse Coors for costs we will incur to reclaim a former gravel pit.

        We expect to recognize an additional $2.1 million gain before reclamation expense of approximately $1.0 million, in future years as we receive reimbursement from Cabela's for the amounts exceeding the pre-existing reclamation liability.

South Table Mountain Land Sale

        On December 12, 2004, we sold real estate on South Table Mountain, adjacent to the Golden brewery, to Jefferson County of Colorado. The property will be preserved as public open space. We received $9.9 million in cash, and recorded an $8.2 million gain that is included in Other Income.

5.     Segment and Geographic Information

        We categorize our operations into two operating segments: the Americas and Europe. These segments are managed by separate operating teams, even though both consist primarily of the manufacture, marketing, and sale of beer and other beverage products.

        No single customer accounted for more than 10% of our sales.

        Summarized financial information concerning our reportable segments is shown in the following table:

	For the years ended
Income Statement Information:	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Americas
Net sales	$2,481,038	$2,409,595	$2,400,849
Income before income taxes, after minority interests	247,668	221,208	219,004
Europe
Net sales	1,824,778	1,590,518	1,375,473
Interest income(1)	16,024	17,156	16,390
Income before income taxes, after minority interest	151,805	137,702	129,073
Total Operating Segments
Net sales from operating segments	4,305,816	4,000,113	3,776,322
Income before income taxes from operating segments, after minority interests	399,473	358,910	348,077
Corporate unallocated expenses	(109,565)	(105,092)	(91,477)

Total consolidated income before income taxes, after minority interests	$289,908	$253,818	$256,600

(1)
Related primarily to interest on trade loans.

        Following is a reconciliation of amounts shown as income before income taxes, after minority interests, to income before income taxes and net income shown on the Consolidated Statements of

Income for 2004. Minority interests exist in 2004 due to the consolidation of certain variable interest entities as a result of the adoption of FIN46R (Note 3).

	Year Ended December 26, 2004
	Americas	Europe	Corporate	Total
	(In thousands)
Income before income taxes, after minority interests	$247,668	$151,805	$(109,565)	$289,908
Minority interests, before taxes	13,015	6,854	(1,595)	18,274

Income (loss) before income taxes	260,683	158,659	(111,160)	308,182
Income tax expense				(95,228)

Income before minority interests				212,954
Minority interests				(16,218)

Net income				$196,736

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Balance Sheet Information:
Americas
Total assets	$954,870	$1,576,873
Europe
Total assets	3,702,654	2,867,867

Total
Total consolidated assets	$4,657,524	$4,444,740

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Cash Flow Information:
Americas
Depreciation, depletion and amortization(1)	$140,061	$125,151	$127,592
Capital expenditures(2)	105,322	94,419	152,228
Europe
Depreciation and amortization(1)	125,860	111,670	99,540
Capital expenditures(2)	106,208	146,039	94,614
Total
Depreciation, depletion and amortization(1)	265,921	236,821	227,132
Capital expenditures(2)	211,530	240,458	246,842

(1)
Depreciation, depletion and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Capital expenditures include additions to properties and intangible assets, excluding assets acquired in the CBL purchase in 2002.

        The following tables represent sales and long-lived assets by geographic segment:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$2,152,763	$2,325,874	$2,328,664
United Kingdom	1,783,985	1,575,710	1,357,918
Other foreign countries	369,068	98,529	89,740

Net sales	$4,305,816	$4,000,113	$3,776,322

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Long-lived assets(2):
United States and its territories	$873,796	$904,599
United Kingdom	571,571	545,968
Other foreign countries	217	218

Total long-lived assets	$1,445,584	$1,450,785

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Long-lived assets include net properties.

6.     Income Taxes

        The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Domestic	$154,305	$134,479	$134,207
Foreign	153,877	119,339	122,393

Total	$308,182	$253,818	$256,600

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Current:
Federal	$45,631	$7,993	$50,071
State	8,176	274	9,863
Foreign	26,808	16,985	19,924

Total current tax expense	80,615	25,252	79,858

Deferred:
Federal	11,423	39,355	4,132
State	2,502	5,369	1,255
Foreign	(7,710)	8,773	6,292

Total deferred tax expense	6,215	53,497	11,679

Other:
Allocation to paid-in capital	8,398	412	3,410

Total income tax expense	$95,228	$79,161	$94,947

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
Expected tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	2.1	2.9
Effect of foreign tax rates	(6.5)	(4.8)	(1.7)
Other, net	0.2	1.8	0.8
Audit resolution	—	(2.9)	—

Effective tax rate	30.9%	31.2%	37.0%

        Our deferred taxes are composed of the following:

	As of
Description	December 26, 2004	December 28, 2003
	(In thousands)
Current deferred tax assets:
Deferred compensation and other employee related	$16,518	$15,124
Retirement reserves	3,776	2,172
Balance sheet reserves and accruals	6,253	6,517
Foreign balance sheet reserves and accruals	3,228	3,106

Total current deferred tax assets	29,775	26,919

Current deferred tax liabilities:
Hedging	9,346	14,100
Unremitted earnings	23,053	—

Total current deferred tax liabilities	$32,399	$14,100

Net current tax assets	$3,228	$12,819

Net current tax liabilities	$5,852	$—

Non-current deferred tax assets:
Deferred compensation and other employee related	$55,188	$40,189
Retirement reserves	100,366	119,545
Partnership investments	—	18,116
Environmental accruals	3,650	3,005
Foreign exchange losses	86,976	32,570
Deferred foreign tax credits	196,838	201,647
Valuation allowance	(40,000)	(40,000)

Total non-current deferred tax assets	403,018	375,072

Non-current deferred tax liabilities:
Balance sheet reserves and accruals	—	1,116
Partnership investments	12,577	—
Foreign intangibles	122,791	121,427
Foreign depreciation	67,165	67,164
Foreign other	8,113	6,932
Un-remitted earnings	32,124	45,589
Depreciation and capitalized interest	141,871	123,563

Total non-current deferred tax liabilities	384,641	365,791

Net non-current deferred tax asset (Domestic)	$168,304	$204,804

Net non-current deferred tax liability (Foreign)	$149,927	$195,523

        During 2002, in connection with the purchase of CBL, we recorded a deferred tax liability on the books of CBL and a corresponding deferred tax asset on the books of the acquiring company for the difference between the purchase price and historical basis of the CBL assets. Concurrently, we recorded a $40.0 million valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. In 2004, we evaluated the valuation allowance and determined no adjustment was required.

        We do not provide deferred taxes on certain outside basis differences in our acquired foreign subsidiary's stock, Coors Brewers Limited (CBL). This outside basis difference is permanent in duration under SFAS 109 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences.

        We have not presumed any earnings from foreign subsidiaries to be permanently reinvested under APB No. 23 and, therefore, we have provided deferred taxes on those amounts. Beginning in 2005 we anticipate repatriating a portion of our foreign earnings.

        Our effective tax rate for the fourth quarter of 2004 was 29.9%, down from 33.1% a year ago. Our year-to-date effective tax rate was 30.9% down from 31.2% for the prior year due primarily to lower income tax on our U.K. business. These lower taxes result largely from the fact that the incremental U.S. tax recorded on the U.K. income is recorded on the business's earnings and profits. Earnings and Profits is computed in accordance with US tax standards resulting in lower earnings being subjected to U.S. tax due in large part to the amortization of indefinite lived intangible assets and goodwill, which are not deductions for U.S. GAAP.

        Our effective tax rate can be volatile due in large part to the difficulty in projecting the earnings and profits amount, which is impacted by many different factors.

        We have not yet completed our evaluation of the repatriation provisions of the American Jobs Creation Act of 2004. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date it is possible we may repatriate some amount between $50 million and $60 million of UK earnings, which will result in an estimated decrease to our accrued liability for U.S. tax on unremitted earnings of between $7.0 million and $8.4 million respectively. We expect to complete our evaluation of these repatriation provisions in the third quarter of 2005.

        The FASB is currently considering changes to accounting for uncertain tax positions. Because the nature and extent of the changes are not fully known we are not able to predict the impact on our tax contingency reserve. We are evaluating our longer-term tax rate in light of the Molson Merger and expect to complete our analysis of the impact of the Merger during 2005.

        Our 2003 effective tax rate was impacted by the favorable completion of federal tax audits for the years 1996 through 2000. Based on our current analysis, we believe our remaining income tax contingency reserves are adequate to address other worldwide income tax issues.

7.     Special Items, net

Cape Hill Brewery Sale

        We sold our Cape Hill brewery property in May 2004 for £26 million (approximately $50 million at current exchange rates), with £6 million payable to us in 2004 and £20 million due in 2005, resulting in a one-time pretax gain of approximately £4 million ($7.5 million, which has been included in Special items on the accompanying Consolidated Statement of Income). We recorded an insignificant portion of the ultimate gain in the second quarter of 2004 under the installment method. We recorded the remaining gain on sale in the fourth quarter of 2004 after the remaining 2004 payment was received. The note receivable is included in other current receivables.

        In 2002, we recorded charges related to the closing of our Cape Hill brewery, which were included as part of our purchase accounting upon the acquisition of CBL. Closure of the Cape Hill brewery commenced in July 2002 with the shut down of the kegging line. All production ceased in December 2002, at which time the assets, which were included in properties, were reclassified as held-for-sale. No impairment was taken on the assets, as their market value exceeded their carrying value. The payment of severance and other termination benefits started in July 2002 and was completed in December 2004. We reduced goodwill for unpaid restructuring liabilities upon full gain recognition in December 2004. The closure of the Cape Hill brewery was possible as a result of the cessation of the production contract for Interbrew UK Ltd., which was in existence upon acquistion of CBL. The annual savings from the Cape Hill closure, net of the loss of income from the Interbrew UK Ltd production contract, approximates £11 million (approximately $20 million), reflected primarily in cost of goods sold and generally in line with expectations.

2002 Special Items

        During 2002, we incurred net pretax special charges of $6.3 million. We recorded special charges of $2.7 million related to acquisition costs for CBL, including accounting, appraisal and legal fees. Offsetting these charges was a credit of $2.8 million related to cash payments received on a debt due to us from our former partner in a brewing business in South Korea. We also incurred net restructuring charges of $6.4 million primarily related to restructuring initiatives in our US operations and Golden Brewery business in an effort to consolidate and lower our future overhead costs. The restructuring charges consisted primarily of employee severance costs, which were paid during 2003. We estimate annual savings from the US/Golden restructuring programs approximate $10 million, reflected primarily in cost of goods sold.

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

9.     Stock Activity and Earnings Per Share

        Coincident with the Merger, our capital stock terms were changed. A description of our new capital structure is provided in Note 20, Subsequent Events.

Capital Stock

        Prior to the Merger, at a special meeting of our shareholders in October 2003, Class A and Class B shareholders voted to approve a proposal that resulted in a change of our place of incorporation from Colorado to Delaware. The change was beneficial to us, due to Delaware's comprehensive, widely used and extensively interpreted corporate law. The re-incorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities, or net worth. However, the par value of all our classes of stock changed to $0.01 per share, effective in the fourth quarter of 2003, resulting in a reclassification of amounts from par value to paid-in capital.

        From October 2003 to the effective date of the Merger, both classes of common stock had the same rights and privileges, except for voting, which (with certain limited exceptions) was the sole right of the holder of Class A common stock.

        At December 26, 2004, December 28, 2003, and December 29, 2002, 25 million shares of no par value preferred stock were authorized but unissued.

        Pursuant to our former by-laws, restricted Class B shares we required to first be offered to us for repurchase. The board of directors authorized the repurchase of up to $40 million per year of our outstanding Class B common stock on the open market during 2002; however, no repurchases of either restricted shares or from the open market were authorized for 2003 and 2004.

        Basic and diluted net income per common share were arrived at using the calculations outlined below:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands, except per share data)
Net income available to common shareholders	$196,736	$174,657	$161,653

Weighted average shares for basic EPS	37,159	36,338	36,140
Effect of dilutive securities:
Stock options	629	227	397
Contingently issuable shares	101	—	—
Unvested restricted shares	20	31	29

Weighted average shares for diluted EPS	37,909	36,596	36,566

Basic EPS	$5.29	$4.81	$4.47

Diluted EPS	$5.19	$4.77	$4.42

Anti-dilutive securities	1,215	3,573	1,384

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive securities were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares during the periods presented.

10.   Properties

        The cost of properties and related accumulated depreciation, depletion and amortization consists of the following:

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Land and improvements	$142,328	$173,116
Buildings and improvements	729,715	741,384
Machinery and equipment	2,785,985	2,935,388
Natural resource properties	3,607	2,991
Software	213,819	252,360
Construction in progress	53,740	40,670

	3,929,194	4,145,909
Less accumulated depreciation, depletion and amortization	(2,483,610)	(2,695,124)

Net properties	$1,445,584	$1,450,785

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

        We capitalize certain software development costs that meet established criteria, in accordance with Statement of Position, "Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use," (SOP 98-1). We amortize software costs over 3-5 years. During 2004 and 2003, we placed into service approximately $44.0 million of software assets related to our supply chain processes and systems implementation. Software development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred.

11.   Goodwill and Intangible Assets

        The following tables present details of our intangible assets, other than goodwill, as of December 26, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(in millions)
Intangible assets subject to amortization:
Brands	3-20	$130.1	$(48.5)	$81.6
Distribution rights	2-10	38.4	(14.4)	24.0
Patents and technology and distribution channels	3-10	31.7	(11.6)	20.1
Other	5-34	16.3	(9.1)	7.2
Intangible assets not subject to amortization:
Brands	Indefinite	385.5	—	385.5
Pension	N/A	34.7	—	34.7
Other	Indefinite	27.9	—	27.9

Total		$664.6	$(83.6)	$581.0

        The following tables present details of our intangible assets, other than goodwill, as of December 28, 2003:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(in millions)
Intangible assets subject to amortization:
Brands	3-20	$93.9	$(21.4)	$72.5
Distribution rights	2-10	35.4	(10.0)	25.4
Patents and technology and distribution channels	3-10	28.2	(7.0)	21.2
Other	5-34	16.7	(7.1)	9.6
Intangible assets not subject to amortization:
Brands	Indefinite	355.0	—	355.0
Pension	N/A	40.7	—	40.7
Other	Indefinite	27.7	—	27.7

Total		$597.6	$(45.5)	$552.1

        Based on December 2004 average foreign exchange rates, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2005	$17.7
2006	$17.3
2007	$13.0
2008	$12.6
2009	$12.6

        Amortization expense of intangible assets was $25.1 million, $22.2 million and $20.9 million for the years ended December 26, 2004, December 28, 2003, and December 29, 2002, respectively.

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

	As of February 2, 2002
	Europe	Americas	Total
	(In millions)
Goodwill	$445	$0	$445
Financial synergies	47	75	122
Operational synergies	30	40	70

Total Goodwill	$522	$115	$637

        Goodwill was allocated between our reportable segments as follows:

Segment	Balance At December 26, 2004	Balance At December 28, 2003
	(In millions)
Americas	$160.5	$148.0
Europe	730.3	648.4

Total	$890.8	$796.4

        Changes in our goodwill from December 28, 2003 to December 26, 2004 and from the acquisition date, were the result of foreign currency exchange rate fluctuations.

        SFAS 142 stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing of goodwill and other intangible assets under SFAS 142 during the third quarter of 2004 and determined that no goodwill or other intangible asset was impaired.

        In addition, goodwill related to our joint venture investment with Molson, totaling approximately $61 million, was evaluated during 2004 under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," (APB No. 18), and found not to be impaired. As a result of the Merger, we will consolidate our Molson investment and reclassify our related investments in joint ventures in goodwill.

12.   Debt

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Short-term borrowings(1)	$12,500	$21,309

Senior private placement notes(2)	$—	$20,000
6 3/8% Senior notes due 2012(3)	856,971	854,043
Senior Credit Facility(4)	—	86,000
Commercial paper(5)	—	249,645
Other notes payable(6)	62,735	20,006

Total long-term debt (including current portion)	$919,706	$1,229,694
Less: current portion of long-term debt	(26,028)	(69,856)

Total long-term debt	$893,678	$1,159,838

(1)
Our short-term borrowings consist of various uncommitted lines of credit. At December 26, 2004, we had two USD uncommitted lines of credit totaling $50 million. We had $12.5 million and $7.0 million outstanding under these lines of credit as of December 26, 2004 and December 28, 2003, respectively. Amounts outstanding under the lines of credit bear interest at a rate stated by the lenders. The interest rate at December 26, 2004 and December 28, 2003, was 2.95% and 1.80%, respectively. We also had three uncommitted lines of credit totaling £30.0 million, or approximately $57.7 million based on foreign exchange rates at December 26, 2004. These lines of credit bear interest at a floating rate determined by the lenders. At December 26, 2004, there was no balance outstanding and at December 28, 2003, the balance outstanding totaled $11.9 million. The interest rate at December 28, 2003, was 4.30%. In addition, we have two uncommitted lines of credit totaling 1.1 billion Japanese yen, or approximately $10.6 million, at December 26, 2004. Interest rates are below 1% and amounts outstanding totaled $2.4 million at December 28, 2003. There was no balance outstanding at December 26, 2004.

(2)
At December 28, 2003, we had $20.0 million in unsecured senior notes that were due July 2005. We repaid the notes, in full in 2004.

(3)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes were issued with registration rights and are guaranteed by Molson Coors Brewing Company and certain domestic subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The net proceeds were used to (1) repay the $750 million of loans outstanding under our senior unsecured bridge facility, which we entered into in connection with our acquisition of CBL and (2) to repay approximately $91 million of outstanding term borrowings under our senior unsecured credit facilities. We have also entered into hedges related to these borrowings, which are further described in Footnote 17, Derivative Instruments.

Simultaneous with the private placement, we entered into a registration rights agreement pursuant to which we exchanged the unregistered notes for substantially identical notes registered with the SEC. The exchange of all the notes was completed on September 16, 2002.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of December 26, 2004, we were in compliance with all of these restrictions.

(4)
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

(5)
In June 2003, we issued approximately $300 million in commercial paper. At December 26, 2004, and December 28, 2003, we had $0 million and $250 million outstanding, respectively. As of December 28, 2003, the interest rates on our commercial paper borrowings ranged 1.24% to 1.27%, with a weighted average of 1.255%. As of December 26, 2004, none of our total $500 million unsecured committed credit arrangement was being used as a backstop for our commercial paper program. This line of credit has a five-year term expiring 2007.

(6)
Our other notes payable consist of a CBL note payable totaling approximately $21 million and denominated in Euros that existed at the time of the CBL acquisition; and a note payable totaling approximately $41 million issued by our RMMC joint venture (See Note 2 and 3). The CBL note bears interest at 5.39% and matures in October 2005. The RMMC notes bear interest at 7.20% and mature in December 2013. CBC guarantees the RMMC notes.

The aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In thousands)
2005	$38,528
2006	4,202
2007	4,202
2008	4,202
2009	4,202
Thereafter	876,870

Total	$932,206

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Interest incurred	$74,341	$84,187	$75,071
Interest capitalized	(1,900)	(2,992)	(4,152)

Interest expensed	$72,441	$81,195	$70,919

13.   Stock Option, Restricted Stock Award and Employee Award Plans

        At December 26, 2004, we had three stock-based compensation plans, which are described in greater detail below. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans.

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors (EC Plan) provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 2004, 2003, and 2002. Common stock authorized for the EC Plan as of December 26, 2004, was 60,000 shares.

The 1990 Plan

        The 1990 Equity Incentive Plan (1990 EI Plan) generally provides for two types of grants: stock options and restricted stock awards for our employees. The stock options have a term of 10 years and one-third of the stock option grant vests in each of the three successive years after the date of grant. Total authorized shares of Class B common stock for issuance under the 1990 EI Plan were 15.0 million shares at December 26, 2004.

        A summary of the status of the option portion of our 1990 EI Plan and EC Plan, combined, is presented below:

				Options exercisable at year-end
			Weighted- average exercise price
	Options available for grant	Outstanding options		Shares	Weighted-average exercise price
As of December 30, 2001	3,512,194	3,821,280	$55.41	1,374,961	$43.68
Granted	(1,869,700)	1,869,700	56.54
Exercised	—	(358,522)	40.17
Forfeited	273,868	(273,868)	60.82

As of December 29, 2002	1,916,362	5,058,590	56.62	2,084,056	52.82
Authorized	2,250,000	—	—
Granted	(1,884,150)	1,884,150	49.37
Exercised	—	(69,904)	35.67
Forfeited	314,590	(314,590)	56.66

As of December 28, 2003	2,596,802	6,558,246	54.75	3,297,810	55.46
Authorized	2,000,000	—	—
Granted	(1,924,422)	1,924,422	65.37
Exercised	—	(1,194,014)	54.38
Forfeited	289,294	(289,294)	56.40

As of December 26, 2004	2,961,674	6,999,360	$57.59	3,570,097	$56.28

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
Risk-free interest rate	3.08%	2.89%	4.38%
Dividend yield	1.23%	1.68%	1.23%
Volatility	22.94%	33.95%	27.99%
Expected term (years)	3.5	5.4	5.4
Weighted average fair market value	$12.38	$14.87	$16.97

        As a result of shifts in exercise patterns, we adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003 and 2002. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years.

        The following table summarizes information about stock options outstanding at December 26, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Shares	Weighted-average exercise price
$18.75-$39.14	293,638	2.5	$29.11	293,638	$29.11
$44.91-$49.95	1,685,558	7.6	48.85	654,610	48.62
$50.26-$59.75	2,061,336	6.3	55.67	1,510,149	55.62
$60.48-$75.81	2,958,828	8.0	66.73	1,111,700	68.87

	6,999,360	7.2	$57.59	3,570,097	$56.28

        As a result of shifts in exercise patterns, we adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003 and 2002. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years.

        We issued 3,000 and 13,000 shares of restricted stock in 2003 and 2002, respectively, under the 1990 EI Plan. We issued no restricted stock in 2004. All restrictions on these shares lapse effective with the Merger on February 9, 2005. As a result, any remaining compensation cost associated with these awards will be recognized during the first quarter of 2005. Compensation cost associated with these awards was insignificant in 2004, 2003, and 2002.

        In May 2002, the Company approved a stock award to be issued contingent upon certain debt reduction milestones as of December 31, 2004. The number of shares to be issued under this incentive plan was 100,870. As the debt reduction goals were met under this award, the shares were issued on December 31, 2004. Compensation expense totaling $7.6 million was recognized ratably from May through December 2004, as it was probable that the shares would be earned and issued on December 31, 2004.

14.   Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealised gain (loss) on available-for- sale securities and derivative instruments	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, December 30, 2001	$(357)	$(3,747)	$(8,487)	$(12,591)
Foreign currency translation adjustments	71,035			71,035
Unrealized gain on available-for-sale securities and derivative instruments		25,136		25,136
Minimum pension liability adjustment			(345,343)	(345,343)
Reclassification adjustment—available-for-sale securities and derivative instruments		8,172		8,172
Tax (expense) benefit	(151)	(12,957)	133,251	120,143

Balances, December 29, 2002	70,527	16,604	(220,579)	(133,448)
Foreign currency translation adjustments	95,180			95,180
Unrealized gain on derivative instruments		282		282
Minimum pension liability adjustment			(11,258)	(11,258)
Reclassification adjustment on derivative instruments		7,112		7,112
Effect of foreign currency fluctuation on foreign-denominated pension			(9,239)	(9,239)
Tax (expense) benefit	52,623	(2,877)	5,466	55,212

Balances, December 28, 2003	218,330	21,121	(235,610)	3,841
Foreign currency translation adjustments	91,686			91,686
Unrealized (loss) on derivative instruments		(355)		(355)
Minimum pension liability adjustment			(42,346)	(42,346)
Purchase price adjustment (Note 15)			38,227	38,227
Reclassification adjustment on derivative instruments		(7,669)		(7,669)
Effect of foreign currency fluctuation on foreign-denominated pension			(9,591)	(9,591)
Tax (expense) benefit, net of purchase price adjustments to deferred tax asset	31,325	3,121	(10,338)	24,108

Balances, December 26, 2004	$341,341	$16,218	$(259,658)	$97,901

15.   Employee Retirement Plans

Defined Benefit Plans

        The Company has US and UK pension plans that cover substantially all its employees. Benefits for all employees are generally based on salary and years of service. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company's UK plan includes provision for employee contributions and inflation-based benefit increases for retirees. Total defined benefit pension plan expense was $43.7 million, $38.7 million and $18.6 million in 2004, 2003 and 2002, respectively. The increase in pension expense from 2003 to 2004 was due to a decline in discount rates and actuarial losses due to higher than expected early retirements. The increase in pension expense from 2002 to 2003 is primarily due to the decline in the market value of plan investments that occurred from 2000 through 2002. Although pension investment returns were significant in 2003, the impact of the three previous years' returns and a continued decline in interest rates reduced the funded positions of the plans to a level that resulted in the amortization of previously unrecognized actuarial losses. In addition, service cost for the UK plan in US dollars increased due to the appreciation of the GBP against the dollar. The aggregate funded position of the Company's plans resulted in the recognition of an additional minimum liability in 2004, 2003 and 2002.

        Both US and UK plan assets consist of equity securities with smaller holdings of bonds and real estate. Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages as of February 25, 2005 with actual asset allocations at December 26, 2004:

	US Plan Assets		UK Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	80.0%	80.8%	65.0%	66.0%
Fixed Income	11.0%	13.8%	28.0%	26.9%
Real Estate	9.0%	5.3%	7.0%	6.2%
Other	—	0.1%	—	0.9%

        Investment return assumptions for both plans have been determined by applying the returns to assets on a weighted average basis and adding an active management premium where appropriate.

        Although we don't expect any required contributions to our plans, it is expected that contributions to the US plans during 2005 will be approximately $41.1 million (including supplemental executive plans), and contributions to the UK plan during 2005 will be approximately £19.3 million ($37.1 million) (UK plan contributions translated to USD at December 26, 2004 rates).

        The following represents our net periodic pension cost:

	For the fiscal years ended
	December 26, 2004			December 28, 2003			December 29, 2002
	US Plans	UK Plan	Total	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$20,492	$33,857	$54,349	$18,412	$28,963	$47,375	$17,294	$18,567	$35,861
Interest cost on projected benefit obligation	51,849	100,564	152,413	48,842	83,439	132,281	46,996	69,744	116,740
Expected return on plan assets	(52,948)	(121,743)	(174,691)	(48,483)	(99,630)	(148,113)	(52,407)	(85,023)	(137,430)
Amortization of prior service cost	5,858	—	5,858	5,880	—	5,880	6,074	—	6,074
Amortization of net transition/obligation	240	—	240	240	—	240	240	—	240
Recognized net actuarial loss	13,948	916	14,864	9,116	—	9,116	1,007	—	1,007
Less expected participant and national insurance contributions	—	(9,307)	(9,307)	—	(8,063)	(8,063)	—	(3,929)	(3,929)

Net periodic pension cost (income)	$39,439	$4,287	$43,726	$34,007	$4,709	$38,716	$19,204	$(641)	$18,563

        The changes in the projected benefit obligation and plan assets and the funded status of the pension plans are as follows:

	As of December 26, 2004			As of December 28, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$873,237	$1,867,084	$2,740,321	$773,164	$1,639,328	$2,412,492

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$850,450	$1,774,463	$2,624,913	$732,436	$1,466,606	$2,199,042
Service cost, net of expected employee contributions	20,492	24,550	45,042	18,412	20,900	39,312
Interest cost	51,849	100,564	152,413	48,842	83,439	132,281
Amendments	—	—	—	4,678	—	4,678
Actual employee contributions	—	5,918	5,918	—	5,233	5,233
Actuarial loss	49,176	38,895	88,071	83,414	116,113	199,527
Benefits paid	(42,680)	(76,032)	(118,712)	(37,332)	(82,588)	(119,920)
Foreign currency exchange rate change	—	157,376	157,376	—	164,760	164,760

Projected benefit obligation at end of year	$929,287	$2,025,734	$2,955,021	$850,450	$1,774,463	$2,624,913

Change in plan assets:
Fair value of assets at beginning of year	$561,400	$1,440,258	$2,001,658	$435,200	$1,182,235	$1,617,435
Actual return on plan assets	68,044	157,780	225,824	126,480	187,907	314,387
Employer contributions	64,059	30,816	94,875	37,052	13,901	50,953
Actual employee contributions	—	5,918	5,918	—	5,233	5,233
Benefits and plan expenses paid	(42,680)	(83,855)	(126,535)	(37,332)	(82,588)	(119,920)
Foreign currency exchange rate change	—	129,453	129,453	—	133,570	133,570

Fair value of plan assets at end of year	$650,823	$1,680,370	$2,331,193	$561,400	$1,440,258	$2,001,658

Reconciliation of funded status:
Funded status—shortfall	$(278,464)	$(345,364)	$(623,828)	$(289,050)	$(334,205)	$(623,255)
Unrecognized net actuarial loss	297,784	318,589	616,373	277,651	320,374	598,025
Unrecognized prior service cost	34,707	—	34,707	40,565	—	40,565
Unrecognized net transition amount	—	—	—	240	—	240

Net amount recognized	$54,027	$(26,775)	$27,252	$29,406	$(13,831)	$15,575

Amounts reflected in the Consolidated Balance Sheet consist of:
Non-current accrued benefit liability cost	$(222,414)	$(186,714)	$(409,128)	$(211,764)	$(199,070)	$(410,834)
Non-current intangible asset	34,707	—	34,707	40,805	—	40,805
Accumulated other comprehensive loss	241,734	159,939	401,673	200,365	185,239	385,604

Net amount reflected	$54,027	$(26,775)	$27,252	$29,406	$(13,831)	$15,575

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	US Plan		UK Plan
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Weighted average assumptions:
Settlement discount rate(1)	5.875%	6.250%	5.500%	5.625%
Rate of compensation increase	3.000%	3.250%	4.000%	4.000%
Expected return on plan assets	9.000%	9.000%	7.800%	7.800%
Price inflation rate	—	—	2.500%	2.500%

(1)
Rate selected at year-end for the following year's pension expense and related balance sheet amounts at current year-end.

Expected Cash Flows

        Information about expected cash flows for the consolidated retirement plans follows:

Expected Benefit Payments	Amount
(In thousands)
2005	$139,586
2006	$146,000
2007	$147,026
2008	$150,740
2009	$154,388
2010-2014	$860,441

Purchase Price Adjustments

        In July 2004, we received £14 million (approximately $26 million at then-current exchange rates) from Interbrew, related to mistakes in pension participant data when CBL was purchased in 2002. The corrected data increased our pension liability at the time of the acquisition (approximately £21 million or $38 million at then-current exchange rates). Goodwill associated with the purchase price of CBL wasadjusted for the change in the pension liability and for the cash collected from Interbrew during the third quarter. The net effect of adjusting goodwill for the pension liability and the cash received was insignificant. The effect on equity was to increase other comprehensive income by $26.8 million, net of tax, due to a decrease in the minimum pension liability adjustment. The effect of the adjustment to pension expense will be to increase the interest component of annual service cost by approximately £1 million or $2 million.

Defined Contribution Plan

        US employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of the employees' contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. Our contributions in 2004, 2003 and 2002 were $7.2 million, $6.9 million and $6.4 million, respectively.

Multiemployer Plan

        Certain of our employees in Memphis participate in a union multi-employer union retirement plan, into which we make contributions on behalf of our Memphis employees. Contributions totaled $1.9 million, $2.4 million and $3.0 million in 2004, 2003, and 2002, respectively. We recently announced our intention to close the Memphis facility (Note 20). We are currently evaluating our obligations under the multi-employer plan as a result of this action.

16.   Postretirement Benefits

        CBC has postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

        The obligation under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 11.00% in 2004 to 5.00% in 2009. The discount rate used in determining the projected postretirement benefit obligation was 5.50% and 6.00% at December 26, 2004 and December 28, 2003, respectively.

        The changes in the benefit obligation of the postretirement benefit plans are as follows:

	For the years ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the year	$1,999	$1,603	$1,295
Interest cost on projected benefit obligation	6,266	6,757	6,266
Amortization of prior service cost (benefit)	(20)	(20)	(19)
Amortization of net actuarial loss	768	364	—

Net periodic postretirement benefit cost	$9,013	$8,704	$7,542

	As of
	December 26, 2004	December 28, 2003
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$107,470	$105,749
Service cost	1,999	1,603
Interest cost	6,266	6,757
Actuarial loss	16,412	2,264
Plan amendment(1)	(6,473)	—
Benefits paid, net of participant contributions	(11,850)	(8,903)

Projected postretirement benefit obligation at end of year	$113,824	$107,470

Funded status—shortfall	$(113,824)	$(107,470)
Unrecognized net actuarial loss	35,684	20,039
Unrecognized prior service cost	(6,133)	320

Accrued postretirement benefits	(84,273)	(87,111)
Less current portion	10,146	9,305

Long-term postretirement benefits	$(74,127)	$(77,806)

(1)
We changed certain insurance providers during 2004, which resulted in a reduction in our benefit obligation.

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Expected Benefit Payments	Amount
(In thousands)
2005	$10,146
2006	$10,764
2007	$11,305
2008	$11,539
2009	$11,687
2010-2014	$51,999

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase (Unfavorable)	One-percentage- point decrease (Favorable)
	(In thousands)
Effect on total of service and interest cost components	$318	$(429)
Effect on postretirement benefit obligation	$3,668	$(4,818)

17.   Derivative Instruments

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

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 26, 2004, no collateral was posted by our counterparties or us.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities. Changes in unrealized gains and losses are classified in the income statement consistent with the classification of the corresponding income or expense line item being hedged.

        The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 128 and 149" (SFAS No. 133).

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of December 26, 2004, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133.

        Changes in fair values of outstanding derivatives that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure.

        We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges and commodity cash flow hedges either to specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

        When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings. During 2004 and 2003, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

        As of December 26, 2004, $7.8 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 26, 2004, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

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

        As of December 26, 2004, we are a party to certain cross currency swaps totaling 530 million GBP (approximately $774 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Note 12, Debt) and will require final principal exchange in May 2012. The swaps also call for an exchange of fixed GBP interest payments for fixed US dollar interest receipts. At the initial principal exchange, we paid US dollars to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US dollars. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US dollar to GBP exchange rates on an intercompany loan between our Europe subsidiary and us.

        We entered into interest rate swap agreements related to our 6 3/8% fixed rate debt. The interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US dollar interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as a fair value hedge of the changes in the fair value of the $201.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

18.   Commitments and Contingencies

Letters of Credit

        As of December 26, 2004, we had approximately $12.1 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2005, but contain a feature that automatically renews the letters for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for reimbursements to insurance companies, for deductibles or retention payments made on our behalf, and for operations of underground storage tanks.

Power Supplies

        In 1995, Coors Energy Company (CEC), a wholly owned subsidiary, sold a power plant located at the Golden brewery location to Trigen-Nations Energy Company, LLLP (Trigen). We have an agreement to purchase substantially all of the electricity and steam produced by Trigen and needed to operate the brewery's Golden facilities through 2020. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2004, 2003 and 2002 were $33.5 million, $32.1 million, and $28.0 million, respectively.

Supply Contracts

        We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The approximate future purchase commitments under these supply contracts are:

Amount
(In thousands)
2005	$231,638
2006	192,104
2007	169,000
2008	139,000
2009	65,000
Thereafter	130,000

Total	$926,742

        Our total purchases under these contracts in 2004, 2003 and 2002 were approximately $273.4 million, $422.2 million, and $441.7 million, respectively.

US Logistics Contract

        In the US, we have consolidated portions of our warehousing into two separate contracts with Exel Logistics, Inc. The contracts provide for warehousing services in Ontario, California and Golden, Colorado under seven and five year operating agreements with Exel Logistics, respectively. We have committed to $2.6 million in operating expenses to these contracts in 2005. Annual reviews of the scope of services with Exel Logistics will determine pricing in future years, limited to 3% increases annually.

England and Wales Distribution Contract

        Tradeteam Ltd., the joint venture between CBL and Exel Logistics, Inc. has an exclusive contract with CBL to provide distribution services in England and Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)
2005	$181,194
2006	186,666
2007	186,666
2008	194,207
2009	194,207
Thereafter	150,039

Total	$1,092,979

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam's net book value for assets acquired.

UK Container Operations

        CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. in the second quarter of 2004. The approximate future financial commitments under the kegging outsource contract are as follows:

Amount
(In thousands)
2005	$14,777
2006	17,839
2007	17,839
2008	14,729
2009	14,729
Thereafter	—

Total	$79,913

Graphic Packaging Corporation

        We have a packaging supply agreement with a subsidiary of Graphic Packaging Corporation (GPC), a related party under which we purchase our paperboard requirements. Our purchases under the packaging agreement in 2004, 2003 and 2002 totaled approximately $104.5 million, $106.4 million and $111.0 million, respectively. We expect purchases in 2005 to be approximately the same as 2004. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $3.4 million and $5.0 million as of December 26, 2004 and December 28, 2003, respectively.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events. At December 26, 2004, these future commitments are as follows:

Amount
(In thousands)
2005	$102,389
2006	31,008
2007	22,539
2008	8,085
2009	1,826
Thereafter	4,142

Total	$169,989

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Fiscal Year	Amount
(In thousands)
2005	$25,579
2006	19,536
2007	15,178
2008	8,390
2009	6,559
Thereafter	25,074

Total	$100,316

        Total rent expense was $30.6 million, $14.3 million and $22.5 million in 2004, 2003 and 2002, respectively.

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

        In January 2004, Waste Management provided us with updated annual cost estimates through 2032. We reviewed these cost estimates, in the assessment of our accrual related to this issue. We used certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our best estimates available.

        The assumptions used are as follows:

  •
  trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred,

  •
  income taxes, which we believe not to be an included cost, are not included in projections with regard to the $120 million threshold,

  •
  a 2% inflation rate for future costs, and

  •
  certain operations and maintenance costs were discounted using a 4.60% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the discounted costs are approximately $1.4 million and $3.3 million, respectively. Accordingly, we believe that the existing accrual is adequate as of December 26, 2004. We did not assume any future recoveries from insurance companies in the estimate of our liability.

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

Litigation

        Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend this litigation and it is not possible at this time to estimate the possible loss or range of loss, if any, in the lawsuits.

        As with any transaction of the size and nature of the Merger, contingencies could be identified, and we are undertaking a review to determine whether any such contingencies exist.

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

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability and property insurance deductibles or retentions. During 2004 we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997.

19.   Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years in the period ended December 26, 2004:

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2004
Sales—domestic and international	$1,234,688	$1,550,325	$1,487,828	$1,546,886	$5,819,727
Beer excise taxes	(311,177)	(399,631)	(383,522)	(419,581)	(1,513,911)

Net sales	923,511	1,150,694	1,104,306	1,127,305	4,305,816
Cost of goods sold	(611,744)	(703,024)	(688,384)	(738,542)	(2,741,694)

Gross profit	$311,767	$447,670	$415,922	$388,763	$1,564,122

Net income	$4,840	$72,036	$64,142	$55,718	$196,736

Net income per share—basic	$0.13	$1.94	$1.72	$1.49	$5.29
Net income per share—diluted	$0.13	$1.90	$1.68	$1.45	$5.19
2003
Sales—domestic and international	$1,100,855	$1,469,371	$1,420,191	$1,396,803	$5,387,220
Beer excise taxes	(272,714)	(368,995)	(371,467)	(373,931)	(1,387,107)

Net sales	828,141	1,100,376	1,048,724	1,022,872	4,000,113
Cost of goods sold	(559,474)	(683,087)	(658,016)	(686,206)	(2,586,783)

Gross profit	$268,667	$417,289	$390,708	$336,666	$1,413,330

Net income	$806	$76,342	$61,428	$36,081	$174,657

Net income per share—basic	$0.02	$2.10	$1.69	$1.00	$4.81
Net income per share—diluted	$0.02	$2.09	$1.68	$0.98	$4.77

20.   Subsequent Events

        On February 9, 2005, Adolph Coors Company and Molson Inc. ("Molson") consummated a merger according to the terms and conditions of a Combination Agreement (the "Merger"). The transactions contemplated by the Merger were approved by shareholder vote and were effected through a court-approved plan of arrangement in Canada (the "Plan of Arrangement"). In connection with the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. The Merger creates the world's fifth largest brewer, by volume, with combined annual volume of 50 million barrels. The combined company will have a diverse product offering of more than 70 owned and licensed brands in key markets throughout the world.

        Based upon the price of Molson Coors stock at the date of the Merger, the purchase price for Molson is estimated to be $3.5 billion. We are in the process of obtaining third-party valuations of certain tangible and intangible assets and of pension and other liabilities, and analyzing other market or historical information for certain estimates for purposes of preparing our purchase price allocation. We are also finalizing the tax and financing structure of the acquired business and evaluating certain restructuring plans. Accordingly, the allocation of the purchase price is subject to change.

        The Merger was adopted and approved at a special meeting of the shareholders of Molson on January 28, 2005 and a separate meeting of Molson option holders on January 27, 2005, and amendments to the certificate of incorporation and a proposal to approve the issuance of shares of Class A common stock, Class B common stock, special Class A voting stock and special Class B voting stock (and any shares convertible into or exchangeable for shares of that stock) were approved by the Coors shareholders on February 1, 2005. The Merger was effected through an exchange of stock, in which Molson shareholders received stock in the new Molson Coors Brewing Company according to an exchange ratio, depending upon the type of stock held. Also, Molson shareholders were permitted to receive a combination of common stock and exchangeable shares in the new company. Canadian resident holders who received exchangeable shares in the Merger may electively defer paying taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

        In the Merger, Molson shareholders received the following:

        Molson Class A Shareholders.    A holder of Molson Class A non-voting shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.360 of a Class B exchangeable share of Molson Coors Exchangeco (and ancillary rights),

  •
  through a series of exchanges, 0.360 of a share of Class B common stock of Molson Coors, or

  •
  a combination of Class B exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of Class B common stock.

        A holder of Molson Class A non-voting shares with an address in Canada, as recorded on Molson's share register, who did not make any election received Class B exchangeable shares. A holder of Molson Class A non-voting shares with an address outside of Canada, as recorded on Molson's share register, who did not make any election received, through a series of exchanges, for each of those shares, 0.360 of a share of Class B common stock of Molson Coors.

        Molson Class B Shareholders.    A holder of Molson Class B common shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.126 of a Class A exchangeable share and 0.234 of a Class B exchangeable share of Molson Coors Exchangeco (and ancillary rights),

  •
  through a series of exchanges, an aggregate of 0.360 of a share of Molson Coors common stock, comprised of 0.126 of a share of Class A common stock and 0.234 of a share of Class B common stock, or

  •
  a combination of exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of Molson Coors common stock.

        Molson Class A non-voting and Class B common shareholders, excluding Pentland (a company controlled by Eric Molson, a related party), also received a special dividend (the "Special Dividend") of

Cdn.$5.44 per share, or a total of approximately Cdn.$652 million (US$523 million) paid by Molson in connection with the Merger to Molson shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson's common stock were approximately 1.9 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson's directors and senior management between January 28, 2005 and February 8th. Therefore, the Special Dividend was Cdn.$12 million higher than previously disclosed due to the increase in Molson's outstanding Class A common stock as a result of the exercise of options permitted by such Board action. As discussed below, the special dividend was financed through additional debt.

        In addition, at its January 28, 2005 meeting, the Board of Directors of Molson made Merger-completion cash bonus payments of: an additional Cdn.$50,000 (U.S.$39,800) to each of the then outside directors of Molson Inc.; Cdn.$50,000 (U.S.$39,800) to the chairs of the Independent Committee and Human Resources Committee; and authorized Cdn.$845,000 (U.S.$672,630) in aggregate Merger completion bonuses to be paid to executive officers and certain other employees of Molson Inc. All Merger-related expenses incurred by Molson prior to the Merger were expensed as incurred. As of December 26, 2004, Merger costs incurred by Molson, excluding the bonus payments, were approximately Cdn.$24.0 million.

Debt Structure

        Standard & Poors downgraded our credit rating from BBB+ to BBB subsequent to the Merger. Concerns regarding the health of the Brazilian and Canadian businesses influenced this decision, in addition to the debt burden as a result of the special dividend. Our Moody's credit rating is BAA2.

        A special dividend equal to Cdn.$652 ($523 million) was paid to the holders of record of Molson stock on February 8, 2005, as a condition for completing the Merger. As a result, the newly combined company has increased its debt obligations to pay the dividend.

        Subsequent to the Merger we established a $1.3 billion bridge facility which was used to finance the special dividend and will be used to refinance Molson's existing debt. We also established a $1.4 billion, five-year credit facility which was used to refinance the special dividend and will also be used for general corporate purposes and as a commercial paper back-stop. Subsequent to establishing both of these facilities, the existing bank financing at both Molson and Coors were terminated.

Changes to Pension and Retiree Medical Benefit Plans

        In February 2005, we announced changes to both the US defined benefit and defined contribution retirement plans for a certain portion of pension eligible employees. The defined benefit formula will change, effective June 30, 2005, from a) a calculation of a percentage multiplied by the product of years of service and a period-defined highest average salary to b) a calculation of a percentage multiplied by all accumulated earnings following June 30, 2005. This change is expected to generally reduce pension costs in the future. Based upon a $40 million contribution to the defined pension plan in 2005, our expense will be reduced by approximately $4 million in 2005. With regard to the defined contribution plan, the company will increase its matching contributions from $0.50 per $1.00 contributed to $0.75 per $1.00 contributed, up to 6% of base pay. This change to the defined contribution plan is expected to partially offset the pension expense savings resulting from the changes made to the defined benefit plan formula. We are also eliminating a cap on Company contributions to our retiree medical plan for employees retiring after June 2005, which was scheduled to go into effect in 2009. It is estimated that this plan change will increase our retiree medical obligation by $11.6 million and increase 2005 expense by $2.5 million.

Memphis Closure

        In February 2005, we announced plans to close our Memphis, Tennessee brewery, with the shutdown process to begin later in 2005 and to be completed by 2007. The closure is among the initiatives that are expected to achieve the $175 million in cost synergies outlined when the Merger was announced in July 2004. Cost savings are expected to be in the range of $32 to $35 million annually when the closure is complete. To effect this change, we will invest $70 to $90 million in capital expenditures in our North American network, along with restructuring and other costs that will be finalized nearer the closing of the Memphis facility.

Rights on Change of Control

        Coors has agreements with 12 executive officers, and certain other members of management relating to a change of control of Coors. The Merger constituted a change in control of Coors under these agreements as the Adolph Coors, Jr. Trust no longer has voting control of Coors, and as the Board of Directors of the merged company no longer has a majority of directors who were directors of Coors prior to the Merger. Certain terms of these agreements were triggered by the Merger. These agreements generally provide for continued compensation and benefits for a period of two years following the change of control.

        In addition, these employees are entitled to severance benefits if triggering events specified in the agreement occur. These events include direct or constructive termination without cause, resignation for good reason or resignation by the employee during a 30-day period beginning one year after the change of control. Upon a triggering event, the officer will be paid a multiple of annual salary and bonus and will receive continued health, pension and life insurance benefits. For terminated executives and officers, stock option exercises are subject to a floor price equal to the price of Coors' stock on the date of the change of control.

        For each of Coors' then Chairman and Chief Executive Officer, the compensation includes a payment for the rest of the current year plus three times annual salary, bonus and fringe benefits, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. For all other executive officers with these agreements, the compensation includes a payment for the rest of the current year plus two times annual salary, bonus and fringe benefits, plus two years equivalent benefit coverage, plus vesting and credit for two years additional service toward pension benefits.

        The Company is currently in discussions with each employee covered by the change in control agreements. In return for forfeiting their rights under the agreements, some executives are being offered a retention plan. The impact on future financial results of employees leaving the company or staying under the retention plans has not been determined at this time.

Performance Based Options and Restricted Shares

        The Merger transaction with Molson resulted in the vesting of all outstanding stock options and restricted share units held by employees of both Molson and Coors with the exception of performance based options and restricted share units held by the CEO of Molson. There are 288,000 stock options subject to performance based criteria, and 18,000 restricted shares that can increase to 54,000 based on defined performance criteria. The company will account for both the performance-based stock options and restricted stock under variable accounting, which could have an impact on future financial results depending on the likelihood of meeting the performance targets.

21.   Supplemental Guarantor Information

        On May 7, 2002, our wholly owned subsidiary, CBC (Issuer), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and were guaranteed on a senior and unsecured basis by Molson Coors Brewing Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional, and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheet as of December 26, 2004 and December 28, 2003 and the Condensed Consolidating Statements of Income and Cash Flows for the fiscal years ended December 26, 2004, December 28, 2003, and December 29, 2002. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer and all of its subsidiaries are reflected in the elimination column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended December 26, 2004
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,516,530	$139,716	$3,163,481	$—	$5,819,727
Beer excise taxes	—	(390,562)	(2,017)	(1,121,332)	—	(1,513,911)

Net sales	—	2,125,968	137,699	2,042,149	—	4,305,816
Cost of goods sold	—	(1,325,798)	(109,344)	(1,306,552)	—	(2,741,694)
Equity in subsidiary earnings (loss)	176,550	205,030	—	—	(381,580)	—

Gross profit	176,550	1,005,200	28,355	735,597	(381,580)	1,564,122

Marketing, general and administrative expense	(8,280)	(717,195)	(23,946)	(473,798)	—	(1,223,219)
Special item	—	—	—	7,522	—	7,522

Operating income	168,270	288,005	4,409	269,321	(381,580)	348,425
Interest income	—	109	217	18,926	—	19,252
Interest income (expense)	38,109	(43,967)	16,365	(82,948)	—	(72,441)
Other (expense) income	(451)	(81,348)	207,734	(112,989)	—	12,946

Income before income taxes	205,928	162,799	228,725	92,310	(381,580)	308,182
Income tax (expense) benefit	(9,192)	13,210	(71,554)	(27,692)	—	(95,228)

Income before minority interests	196,736	176,009	157,171	64,618	(381,580)	212,954
Minority interests	—	—	—	(16,218)	—	(16,218)

Net income	$196,736	$176,009	$157,171	$48,400	$(381,580)	$196,736

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Fiscal year ended December 28, 2003 (In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,487,414	$117,118	$2,782,688	$—	$5,387,220
Beer excise taxes	—	(393,974)	(1,688)	(991,445)	—	(1,387,107)

Net sales	—	2,093,440	115,430	1,791,243	—	4,000,113
Cost of goods sold	—	(1,316,586)	(85,577)	(1,184,620)	—	(2,586,783)
Equity in subsidiary earnings (loss)	143,382	155,231	—	—	(298,613)	—

Gross profit	143,382	932,085	29,853	606,623	(298,613)	1,413,330
Marketing, general and administrative expense	(492)	(671,770)	(27,714)	(405,983)	—	(1,105,959)

Operating income	142,890	260,315	2,139	200,640	(298,613)	307,371
Interest income	728	72	144	18,301	—	19,245
Interest income (expense)	45,558	(60,645)	8,127	(74,235)	—	(81,195)
Other (expense) income	(125)	(62,289)	162,725	(91,914)	—	8,397

Income before income taxes	189,051	137,453	173,135	52,792	(298,613)	253,818
Income tax (expense) benefit	(14,394)	5,603	(54,570)	(15,800)	—	(79,161)

Net income	$174,657	$143,056	$118,565	$36,992	$(298,613)	$174,657

For the Fiscal Year Ended December 29, 2002 (in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales—domestic and international	$—	$2,553,818	$71,043	$2,332,086	$—	$4,956,947
Beer excise taxes	—	(398,523)	(2,194)	(779,908)	—	(1,180,625)

Net sales	—	2,155,295	68,849	1,552,178	—	3,776,322
Cost of goods sold	—	(1,379,969)	(39,204)	(995,357)	—	(2,414,530)
Equity in subsidiary earnings (loss)	142,233	94,158	—	—	(236,391)	—

Gross profit	142,233	869,484	29,645	556,821	(236,391)	1,361,792
Marketing, general and administrative expense	(357)	(665,125)	(25,482)	(366,276)	—	(1,057,240)
Special items	—	(6,267)	—	—	—	(6,267)

Operating income	141,876	198,092	4,163	190,545	(236,391)	298,285
Interest income	1,000	1,569	30	18,588	—	21,187
Interest income (expense)	30,396	(46,204)	10,536	(65,647)	—	(70,919)
Other income (expense)	6,219	27,062	40,067	(65,301)	—	8,047

Income before income taxes	179,491	180,519	54,796	78,185	(236,391)	256,600
Income tax expense	(17,838)	(32,010)	(23,581)	(21,518)	—	(94,947)

Net income	$161,653	$148,509	$31,215	$56,667	$(236,391)	$161,653

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 26, 2004
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,200	$16,987	$2,552	$100,273	$—	$123,013
Accounts receivable, net	—	79,090	6,765	606,518	—	692,372
Notes and other receivables, net	—	43,874	—	88,814	—	132,688
Deferred tax asset	—	—	—	3,228	—	3,228
Total inventories	—	110,707	6,893	117,161	—	234,761
Other current assets	—	36,591	411	45,152	—	82,154

Total current assets	3,200	287,249	16,621	961,146	—	1,268,216
Properties, net	—	785,157	19,777	640,650	—	1,445,584
Goodwill	40,000	160,497	(164,601)	854,925	—	890,821
Other intangibles, net	—	58,595	10,286	512,162	—	581,043
Investments in joint ventures	—	64,365	—	76,267	—	140,632
Net investments in and advances to subs	1,654,247	2,113,427	—	—	(3,767,674)	—
Non-current deferred tax asset	(34,011)	(50,929)	251,381	1,863	—	168,304
Other non-current assets	5,775	—	—	157,149	—	162,924

Total assets	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$126,073	$1,747	$198,214	$—	$326,034
Accrued salaries and vacations	7,568	52,226	1,798	21,310	—	82,902
Accrued excise taxes	—	8,957	769	186,994	—	196,720
Deferred tax liabilities	—	(16,588)	23,144	(704)	—	5,852
Accrued expenses and other liabilities	36,035	181,247	1,730	307,849	—	526,861
Short-term borrowings and current portion of long-term debt	—	12,157	—	26,371	—	38,528

Total current liabilities	43,603	364,072	29,188	740,034	—	1,176,897
Long-term debt	—	857,315	—	36,363	—	893,678
Long-term deferred tax liability	—	—	—	149,927	—	149,927
Other long-term liabilities	24,442	544,607	54,053	175,886	—	798,988

Total liabilities	68,045	1,765,994	83,241	1,102,210	—	3,019,490
Minority interests	—	—	—	36,868	—	36,868

Total shareholders' equity	1,601,166	1,652,367	50,223	2,065,084	(3,767,674)	1,601,166

Total liabilities and shareholders' equity	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 28, 2003
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$454	$802	$2,849	$15,335	$—	$19,440
Accounts receivable, net	35	45,018	8,990	564,010	—	618,053
Notes and other receivables, net	—	66,483	2,220	64,316	—	133,019
Deferred tax asset	—	9,417	(61)	3,463	—	12,819
Total inventories	—	109,113	5,619	94,753	—	209,485
Other current assets	—	30,626	484	54,922	—	86,032

Total current assets	489	261,459	20,101	796,799	—	1,078,848
Properties, at cost and net	—	813,996	18,919	617,870	—	1,450,785
Goodwill	—	151,868	(149,974)	794,526	—	796,420
Other intangibles, net	—	66,913	82,782	402,417	—	552,112
Investments in joint ventures	—	95,392	—	98,190	—	193,582
Net investment in and advances to subs	1,285,272	1,851,260	—	—	(3,136,532)	—
Non-current deferred tax asset	18,392	(125)	135,047	51,490	—	204,804
Other non-current assets	5,318	37,212	2,648	123,011	—	168,189

Total assets	$1,309,471	$3,277,975	$109,523	$2,884,303	$(3,136,532)	$4,444,740

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$137,969	$1,091	$215,813	$—	$354,873
Accrued salaries and vacations	—	47,640	1,203	8,750	—	57,593
Accrued excise taxes	—	10,741	715	179,527	—	190,983
Accrued expenses and other liabilities	14,739	162,048	3,456	258,865	—	439,108
Current portion of long-term debt	—	76,855	—	14,310	—	91,165

Total current liabilities	14,739	435,253	6,465	677,265	—	1,133,722
Long-term debt	20,000	1,119,832	(865)	20,871	—	1,159,838
Deferred tax liability	—	—	—	195,523	—	195,523
Other long-term liabilities	7,356	438,915	840	241,170	—	688,281

Total liabilities	42,095	1,994,000	6,440	1,134,829	—	3,177,364

Total shareholders' equity	1,267,376	1,283,975	103,083	1,749,474	(3,136,532)	1,267,376

Total liabilities and shareholders' equity	$1,309,471	$3,277,975	$109,523	$2,884,303	$(3,136,532)	$4,444,740

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the fiscal year ended December 26, 2004
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$71,752	$100,841	$116,804	$210,511	$499,908

Cash flows from investing activities:
Additions to properties and intangible assets	—	(99,228)	(2,593)	(109,709)	(211,530)
Proceeds from sales of properties	—	14,209	428	57,426	72,063
Adjustment to purchase price for pension settlement	—	—	—	25,836	25,836
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Net trade loan repayments from customers	—	—	—	28,087	28,087
Investment in Molson USA, LLC	—	(2,744)	—	—	(2,744)

Net cash (used in) provided by investing activities	—	(87,763)	(2,165)	22,480	(67,448)

Cash flows from financing activities:
Issuances of stock under stock plans	66,764	—	—	—	66,764
Dividends paid	(30,535)	—	—	—	(30,535)
Dividends paid to minority interest	—	—		(7,218)	(7,218)
Net payments on short-term borrowings	—	5,000	—	(13,761)	(8,761)
Proceeds from (payments on) commercial paper	—	(250,000)	—	—	(250,000)
Payments on debt and capital lease obligations	(17,461)	(86,000)	—	(11,168)	(114,629)
Change in overdraft balances	—	6,189	—	2,526	8,715
Other net activity in investment and advances (to) from subsidiaries	(87,774)	327,919	(116,553)	(123,592)	—

Net cash used in financing activities	(69,006)	3,108	(116,553)	(153,213)	(335,664)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,746	16,186	(1,914)	79,778	96,796
Effect of exchange rate changes on cash and cash equivalents	—	—	1,617	5,160	6,777
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of year	$3,200	$16,988	$2,552	$100,273	$123,013

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the fiscal year ended December 28, 2003
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$32,232	$257,794	$79,588	$159,214	$528,828

Cash flows from investing activities:
Additions to properties and intangible assets	—	(92,782)	(1,334)	(146,342)	(240,458)
Proceeds from sales of properties	—	620	10,190	5,594	16,404
Trade loan repayments from customers, net	—	—	—	15,310	15,310
Investment in Molson USA, LLC	—	(5,240)	—	—	(5,240)
Other	—	(630)	—	—	(630)

Net cash (used in) provided by investing activities	—	(98,032)	8,856	(125,438)	(214,614)

Cash flows from financing activities:
Issuances of stock under stock plans	2,491	—	—	—	2,491
Dividends paid	(29,820)	—	—	—	(29,820)
Net payments on short-term borrowings	—	(15,100)	—	(69,070)	(84,170)
Proceeds from commercial paper	—	249,645	—	—	249,645
Payments on debt and capital lease obligations	—	(462,547)	—	—	(462,547)
Change in overdraft balances	—	(32,992)	—	—	(32,992)
Net activity in investment and advances (to) from subsidiaries	(4,610)	101,535	(86,687)	(10,238)	—

Net cash used in financing activities	(31,939)	(159,459)	(86,687)	(79,308)	(357,393)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	293	303	1,757	(45,532)	(43,179)
Effect of exchange rate changes on cash and cash equivalents	—	—	458	2,994	3,452
Balance at beginning of year	161	499	634	57,873	59,167

Balance at end of year	$454	$802	$2,849	$15,335	$19,440

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the fiscal year ended December 29, 2002
(In thousands)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$12,779	$139,888	$67,293	$25,008	$244,968

Cash flows from investing activities:
Sales and maturities of securities	232,758	—	—	—	232,758
Additions to properties and intangible assets	185	(147,798)	(4,469)	(94,760)	(246,842)
Proceeds from sales of properties	—	9,810	1,545	16,002	27,357
Trade loan repayments from customers, net	—	—	—	13,577	13,577
Acquisition of CBL, net of cash acquired	—	(115,105)	(92,650)	(1,379,545)	(1,587,300)
Investment in Molson USA, LLC	—	(2,750)	—	—	(2,750)
Other	—	(7,561)	—	—	(7,561)

Net cash provided by (used in) investing activities	232,943	(263,404)	(95,574)	(1,444,726)	(1,570,761)

Cash flows from financing activities:
Issuances of stock under stock plans	15,645	—	—	—	15,645
Dividends paid	(29,669)	—	—	—	(29,669)
Proceeds from issuance of debt	—	2,391,934	—	—	2,391,934
Proceeds from short-term borrowings	—	250,900	—	80,433	331,333
Payments on debt and capital lease obligations	(85,000)	(1,293,075)	—	(1,643)	(1,379,718)
Debt issuance costs	(185)	(9,889)	—	—	(10,074)
Change in overdraft balances	—	(27,783)	—	—	(27,783)
Net activity in investment and advances (to) from subsidiaries	(204,917)	(1,192,862)	29,411	1,368,368	—

Net cash (used in) provided by financing activities	(304,126)	119,225	29,411	1,447,158	1,291,668

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(58,404)	(4,291)	1,130	27,440	(34,125)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,220)	17,379	16,159
Balance at beginning of year	58,565	4,790	724	13,054	77,133

Balance at end of year	$161	$499	$634	$57,873	$59,167

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage. Consequently, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 26, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that internal control over financial reporting was effective as of December 26, 2004.

        The Company's independent registered public accounting firm has audited and issued their audit report on management's assessment of the effectiveness of internal control over financial reporting as of December 26, 2004, which appears herein.

ITEM 9B. Other Information

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 11. Executive Compensation

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 13. Certain Relationships and Related Transactions

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 14. Principal Accountant Fees and Services

        Incorporated by reference to the Company's definitive proxy statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits

        The following are filed as a part of this Report on Form 10-K

  (1)
  Management's Report to Shareholders

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 26, 2004

    Consolidated Balance Sheets at December 26, 2004 and December 28, 2003

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 26, 2004

    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 26, 2004

    Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 26, 2004

  (3)
  Exhibit list

Exhibit Number	Document Description
2.1	Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew UK Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002 (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed with the SEC on April 18, 2002).
2.2
Agreement and Plan of Merger dated August 14, 2003 by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on October 6, 2003).
2.3
Combination Agreement, dated as of July 21, 2004, by an among Adolph Coors Company, Coors Canada Inc. and Molson Inc., together with the exhibits U.C. thereto incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 4, 2004 as amended by Amendment No. 1 thereto (incorporated by reference to B-II of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004) and by Amendment No. 2 thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2005).
2.4
Plan of Arrangement Including Appendices (incorporated by reference to Annex D of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on with the SEC on December 10, 2004).

3.1
Restated Certificate of Incorporation of Adolph Coors Company (incorporated by reference to Annex G of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004).
3.2
Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004).
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
4.3
Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Alex. Brown Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 30, 2001).
4.4
Bridge Credit Agreement dated as of February 1, 2002 among Adolph Coors Company, CBC, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 30, 2001).
4.5
Amendment No. 4 to the Credit Agreement, dated as of November 24, 2004, among Adolph Coors Company, Coors Brewing Company, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Securities Inc., as Syndication Agent, J.P. Morgan Europe Limited, as London Agent, and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 99.1 to Form 8-K, filed with the SEC on February 15, 2005).
4.6
Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 to Form 8-K, filed with the SEC on February 15, 2005).

10.1*
Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed with the SEC on August 5, 2004).
10.2	Form of CBC Distributorship Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996).
10.3*
Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q, filed with the SEC on August 5, 2004).
10.4
Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the SEC on October 6, 1992, as amended).
10.5*
Adolph Coors Company Stock Unit Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 28, 1997) and 1999 Amendment (incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 27, 1998).
10.7*	2004 Coors Incentive Plan.
10.8	Adolph Coors Company Water Augmentation Plan (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989).
10.9*	Amended form of change-in-control agreements for Chairman and for Chief Executive Officer (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 29, 2002).
10.10*	Amended form of change-in-control agreements for other officers (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 29, 2002).
10.11	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2001).
10.12	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001 (incorporated by reference to Exhibit 10.13 to Form 8-K/A filed April 18, 2002).
10.13
Agreed and restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (filed pursuant to confidential treatment request) (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 12, 2004).
10.16*
Adolph Coors Company Deferred Compensation Plan, As Amended and Restated effective January 1, 2002, As Corrected and Conformed June 30, 2004 (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed with the SEC on August 5, 2004).

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
10.19
Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended September 29, 2003)
10.20
Agreed and Restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2004).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Represents a management contract.

(b)
Exhibits

        The exhibits at 15(a)(3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)
Other Financial Statement Schedules

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By	/s/ W. LEO KIELY III W. Leo Kiely III	President, Chief Executive Officer and Director (Principal Executive Officer)
By	/s/ TIMOTHY V. WOLF Timothy V. Wolf	Senior Vice President and Global Chief Financial Officer (Principal Financial Officer)
By	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad	Vice President and Controller (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ ERIC H. MOLSON Eric H. Molson	Chairman
By	/s/ PETER H. COORS Peter H. Coors	Vice Chairman
By	/s/ DANIEL J. O'NEILL Daniel J. O'Neill	Vice Chairman, Synergies and Integration
By	/s/ FRANCESCO BELLINI Francesco Bellini	Director
By	/s/ JOHN E. CLEGHORN John E. Cleghorn	Director
By	/s/ MELISSA E. COORS Melissa E. Coors	Director
By	/s/ CHARLES M. HERINGTON Charles M. Herington	Director
By	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs	Director

By	/s/ ANDREW T. MOLSON Andrew T. Molson	Director
By	/s/ DAVID P. O'BRIEN David P. O'Brien	Director
By	/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director
By	/s/ H. SANFORD RILEY H. Sanford Riley	Director
By	/s/ DR. ALBERT C. YATES Dr. Albert C. Yates	Director

March 11, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
(In thousands)

	Balance at beginning of year	Acquired with CBL	Additions charged to costs and expenses(2)	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 26, 2004	$12,413	$—	$2,158	$(7,458)	$1,997	$9,110
December 28, 2003	14,334	—	836	(3,973)	1,216	12,413
December 29, 2002	91	17,136	2,150	(6,988)	1,945	14,334
Allowance for doubtful accounts—current trade loans
Year ended:
December 26, 2004	$4,641	$—	$385	$(1,468)	$325	$3,883
December 28, 2003	6,582	—	(37)	(2,389)	485	4,641
December 29, 2002	—	4,893	978	—	711	6,582
Allowance for doubtful accounts—long term trade loans
Year ended:
December 26, 2004	$12,548	$—	$1,097	$(3,539)	$947	$11,053
December 28, 2003	17,794	—	(100)	(6,456)	1,310	12,548
December 29, 2002	—	13,230	2,644	—	1,920	17,794
Allowance for obsolete inventories and supplies
Year ended:
December 26, 2004	$15,911	$—	$28,117	$(33,073)	$609	$11,564
December 28, 2003	15,024	—	16,512	(16,451)	826	15,911
December 29, 2002	4,370	8,324	5,499	(4,155)	986	15,024

(1)
Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(2)
Negative adjustments reflect recoveries.