Form 10-K/A
period 2004-12-26
MOLSON COORS BREWING CO
filed 2005-04-19
CIK 24545

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 26, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-14829

MOLSON COORS BREWING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Tenth Street, Golden, Colorado 1555 Notre Dame Street East, Montréal, Québec, Canada	80401 H2L 2R5
(Address of principal executive offices)	(Zip Code)

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

Title of class
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

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

        Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2005 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K

        The number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 2005:

Class A Common Stock—1,400,614 shares
Class B Common Stock—55,335,557 shares

        In addition, the registrant has outstanding one share of special Class A voting stock and one share of special Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Coors Canada Inc. (a subsidiary of the registrant known as Molson Coors Exchangeco), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the Class A and Class B exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively. As of March 28, 2005, there were 2,038,034 outstanding Class A exchangeable shares and 26,494,695 Class B exchangeable shares.

        We are filing an amended Form 10-K for our fiscal year ended December 26, 2004 to present separate financial statements of Coors Canada (a Partnership), in accordance with Regulation S-X, Rule 3-09.

        Coors Canada, a partnership between subsidiaries of the former Adolph Coors Company and Molson Inc., was dissolved on February 7, 2005—immediately preceeding and as a direct result of the merger between Adolph Coors Co. and Molson Inc.

Item 15. Financial Statement Schedules and Exhibits

        The following are filed as a part of this Report on Form 10-K/A:

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
10.7*	2004 Coors Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 11, 2005).
10.8	Adolph Coors Company Water Augmentation Plan (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989).
10.9*	Amended form of change-in-control agreements for Chairman and for Chief Executive Officer (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 29, 2002).
10.10*	Amended form of change-in-control agreements for other officers (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 29, 2002).
10.11	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2001).
10.12	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001 (incorporated by reference to Exhibit 10.13 to Form 8-K/A filed April 18, 2002).
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
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed on March 11, 2005).
23	Consent of Independent Auditors.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Represents a management contract.

(b)
Exhibits

        The exhibits above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)
Other Financial Statement Schedules

(1)
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 26, 2004 is not filed herein because no changes are being made to the Schedule in this Form 10-K/A.

(2)
Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.

Report of Independent Auditors

To the Partners of
Coors Canada (A Partnership)

        We have audited the balance sheet of Coors Canada (A Partnership) as at February 6, 2005 (immediately prior to the date of dissolution of the partnership on February 7, 2005) and the statements of income and partners' capital and cash flows for the period from April 2, 2004 to February 6, 2005. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with Canadian generally accepted auditing standards and standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        In our opinion, these financial statements present fairly, in all material respects, the financial position of the partnership as at February 6, 2005 and the results of its operations and its cash flows for the period from April 2, 2004 to February 6, 2005 in accordance with Canadian generally accepted accounting principles.

PricewaterhouseCoopers LLP

Chartered Accountants

Toronto, Canada
February 25, 2005

Coors Canada (A Partnership)

Balance Sheet

	February 6, 2005 $	April 1, 2004 $
	(note 1)
Assets
Current assets
Cash	6,288,097	12,212,379
Due from Molson Canada (note 6)	9,375,510	15,504,834
Prepaid expenses (note 3)	3,242,731	624,215

	18,906,338	28,341,428
Property and equipment (note 4)	475,963	545,328

	19,382,301	28,886,756

Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	3,021,820	3,527,525
Due to Coors Canada Inc. (note 6)	114,293	16,289

	3,136,113	3,543,814
Partners' Capital	16,246,188	25,342,942

	19,382,301	28,886,756

See accompanying notes to financial statements.

Coors Canada (A Partnership)

Statement of Income and Partners' Capital

	Period from April 2, 2004 to February 6, 2005 $	Year ended April 1, 2004 $	Year ended April 1, 2003 $
	(note 1)	(Unaudited)	(Unaudited)
Revenue (note 6)	195,149,932	204,353,168	177,861,181

Operating expenses
Marketing (note 6)	51,243,112	56,873,087	53,299,195
Administrative (note 6)	5,775,767	7,363,307	7,116,953

	57,018,879	64,236,394	60,416,148

Operating income	138,131,053	140,116,774	117,445,033
Dissolution costs (note 1)	2,073,923	—	—

	136,057,130	140,116,774	117,445,033
Interest and other income	127,961	217,178	173,844

Net income for the period	136,185,091	140,333,952	117,618,877
Partners' capital—Beginning of period	25,342,942	19,134,657	17,286,091
Distributions	(145,281,845)	(134,125,667)	(115,770,311)

Partners' capital—End of period	16,246,188	25,342,942	19,134,657

See accompanying notes to financial statements.

Coors Canada (A Partnership)

Statement of Cash Flows

	Period from April 2, 2004 to February 6, 2005 $	Year ended April 1, 2004 $	Year ended April 1, 2003 $
	(note 1)	(Unaudited)	(Unaudited)
Cash provided by (used in)
Operating activities
Net income for the period	136,185,091	140,333,952	117,618,877
Item not affecting cash
Amortization	112,324	115,190	207,083
Change in working capital balances
Due from Molson Canada	6,129,324	(1,352,241)	(232,885)
Prepaid expenses	(2,618,516)	(50,476)	1,720,402
Accounts payable and accrued liabilities	(505,705)	(2,608,964)	2,393,121
Due to Coors Canada Inc.	98,004	(74,437)	(21,586)

	139,400,522	136,363,024	121,685,012
Investing activities
Purchase of property and equipment—net	(42,959)	(255,255)	(79,196)
Financing activities
Distributions to partners	(145,281,845)	(134,125,667)	(115,770,311)

Increase (decrease) in cash during the period	(5,924,282)	1,982,102	5,835,505
Cash—Beginning of period	12,212,379	10,230,277	4,394,772

Cash—End of period	6,288,097	12,212,379	10,230,277

See accompanying notes to financial statements.

Coors Canada (A Partnership)

Notes to Financial Statements

February 6, 2005

1      Basis of presentation and sale of net assets and dissolution of the partnership

        Coors Canada (A Partnership) was formed on December 8, 1997 and commenced operations on January 1, 1998. The partnership was registered as a general partnership under the laws of the Province of Ontario. The partnership was formed to provide overall marketing direction and field market support for Coors brands in Canada.

        The partners' percentage interests in the partnership as at April 1, 2004 were as follows:

%
Coors Canada Inc.	50.10
Molson Inc.	24.95
Carling O'Keefe Breweries of Canada Limited	24.95

100.00

        Coors Canada Inc. was an indirect wholly owned subsidiary of Adolph Coors Company. Carling O'Keefe Breweries of Canada Limited was an indirect wholly owned subsidiary of Molson Inc. Molson Inc. and Adolph Coors Company entered into a merger transaction (the merger) on February 9, 2005, which resulted in Molson Coors Brewing Company becoming the ultimate parent company. As part of the reorganization in conjunction with the merger, Coors Canada Inc. transferred its partnership interest to 3096605 Nova Scotia Company and each of Molson Inc. and Carling O'Keefe Breweries of Canada Limited transferred their respective partnership interests to Molson Canada on February 3, 2005.

        These financial statements have been prepared on a going concern basis as at February 6, 2005, immediately before the sale of the net assets and dissolution of the partnership. The partners' percentage interests in the partnership as at February 6, 2005 were as follows:

%
3096605 Nova Scotia Company	50.10
Molson Canada	49.90

100.00

        Molson Canada 2005 is a partnership that was established by subsidiaries of Molson Inc. Prior to the merger, Molson Inc. and Adolph Coors Company indirectly held 49.90% and 50.10% of partnership interests in Coors Canada (A Partnership). On February 7, 2005, prior to the dissolution of the partnership, the net assets of the partnership were transferred to Molson Canada 2005 in exchange for an equity interest in Molson Canada 2005. As a result of the merger, Molson Canada 2005 became an indirect wholly owned subsidiary of Molson Coors Brewing Company.

        Immediately subsequent to the sale, the equity interest in the partnership was distributed to the partners in proportion to their respective percentage interests and the partnership was dissolved. These financial statements include the costs associated with dissolving the partnership. The total costs of the dissolution amount to $2.1 million, which are made up of $0.8 million of special termination benefits, $0.9 million of contract termination costs and $0.4 million of other associated costs. During the period, $0.1 million of the other associated costs was paid. The remaining balance is included in accounts payable and accrued liabilities as at February 6, 2005. The special termination benefit payments and other associated costs are expected to be paid in the period ending December 31, 2005. The contract termination costs are to be paid over periods ending December 31, 2005 to December 31, 2009.

        These financial statements are expressed in Canadian dollars and have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). The balance sheet as at April 1, 2004 and statements of income and partners' capital and cash flows for the years ended April 1, 2004 and 2003 are unaudited.

        These financial statements include only the assets, liabilities, revenues and expenses of the partnership and do not include other assets, liabilities, revenues or expenses of the partners. No provision has been made in these financial statements for capital tax or income tax on partnership income as each partner is taxable on its share of taxable capital and income of the partnership.

2      Summary of significant accounting policies

Revenue recognition

        Revenue is recognized as product is sold by Molson Canada in accordance with the Manufacturing, Distribution and Sales Agreement (the Agreement) dated April 16, 1997, as amended and restated on January 31, 2005, between the partnership and Molson Canada, a wholly owned entity of Molson Inc. (note 6). Pursuant to the Agreement, the partnership records revenue based on a net payment from Molson Canada, which is defined as net sales revenue less amounts deducted by Molson Canada for production costs, distribution costs, overhead and other costs specified in the Agreement.

Advertising production costs

        Preproduction and creative advertising costs are expensed as incurred. Advertising production costs are initially deferred and subsequently expensed during the period in which the advertisement is first run.

Property and equipment

        Property and equipment are stated at cost net of accumulated amortization and any impairment loss. An impairment loss is recognized when the carrying amount is not recoverable and exceeds its fair value. Property and equipment are amortized at rates sufficient to substantially amortize the cost of the assets, using the straight-line method, over their estimated useful lives as follows:

Furniture and fixtures	10 years
Computer equipment	3 years
Computer software	3-10 years
Mobile equipment	2 years

Use of estimates

        The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3      Prepaid expenses

	February 6, 2005 $	April 1, 2004 $
Prepaid advertising and promotion	2,960,323	455,910
Other	282,408	168,305

	3,242,731	624,215

4      Property and equipment

	February 6, 2005
	Cost $	Accumulated amortization $	Net $
Furniture and fixtures	526,517	181,220	345,297
Computer equipment	240,878	184,291	56,587
Computer software	286,679	212,600	74,079

	1,054,074	578,111	475,963

	April 1, 2004
	Cost $	Accumulated amortization $	Net $
Furniture and fixtures	479,085	137,324	341,761
Computer equipment	502,596	395,494	107,102
Computer software	330,052	233,587	96,465
Mobile equipment	194,217	194,217	—

	1,505,950	960,622	545,328

5      Accounts payable and accrued liabilities

	February 6, 2005 $	April 1, 2004 $
Accounts payable	88,003	2,877,225
Payroll liabilities	931,534	650,000
Dissolution accruals	2,002,283	—

	3,021,820	3,527,225

6      Related party transactions

        Under the terms of the Agreement, Molson Canada brews, distributes and sells Coors products in Canada. Molson Canada is a partnership owned by Molson Inc. and one of its wholly owned subsidiaries. Discretionary costs, including marketing and administrative expenses, are paid by Molson

Canada on behalf of the partnership and charged to the partnership. The revenue and discretionary costs are as follows:

	Period from April 2, 2004 to February 6, 2005 $	Year ended April 1, 2004 $	Year ended April 1, 2003 $
		(unaudited)	(unaudited)
Revenue	195,149,932	204,353,168	177,861,181
Marketing expenses	23,284,507	25,118,975	25,736,315
Administrative expenses	109,188	131,684	118,169

        The net amount due to the partnership from Molson Canada as at February 6, 2005 is $9,375,510 (April 1, 2004—$15,504,834; April 1, 2003—$14,206,787).

        Costs paid by Coors Canada Inc. on behalf of the partnership and charged to the partnership at the exchange amount are as follows:

	Period from April 2, 2004 to February 6, 2005 $	Year ended April 1, 2004 $	Year ended April 1, 2003 $
		(unaudited)	(unaudited)
Administrative expenses	719,990	1,051,002	1,338,574
Marketing expenses	—	—	27,603

        As at February 6, 2005, $114,293 (April 1, 2004—$16,289; April 1, 2003—$90,726) was due to Coors Canada Inc. related to these expenses.

7      Financial instruments

        The estimated fair values of cash, due from/to related parties and accounts payable and accrued liabilities approximate their carrying amounts in the financial statements due to the relatively short period to maturity of these instruments.

8      Differences from United States generally accepted accounting principles

        There are no material deviations for the partnership between Canadian generally accepted accounting principles and principles and practices generally accepted in the United States.

9      Prior year comparatives

        Certain of the prior year comparatives have been restated to conform to the presentation adopted for the current year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad	Vice President and Controller (Principal Accounting Officer)

April 18, 2005

QuickLinks

  Item 15. Financial Statement Schedules and Exhibits
Coors Canada (A Partnership) Balance Sheet
Coors Canada (A Partnership) Statement of Income and Partners' Capital
Coors Canada (A Partnership) Statement of Cash Flows
Coors Canada (A Partnership) Notes to Financial Statements February 6, 2005
SIGNATURES