Form 10-Q
period 2005-03-27
MOLSON COORS BREWING CO
filed 2005-05-11
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 27, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-14829

MOLSON COORS BREWING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
311 Tenth Street, Golden, Colorado 1555 Notre Dame Street East, Montréal, Québec, Canada (Address of principal executive offices)	80401 H2L 2R5 (Zip Code)
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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2005:

Class A Common Stock—1,557,530 shares
Class B Common Stock—55,230,633 shares

Exchangeable shares:

As of March 27, 2005, the following numbers of exchangeable shares were outstanding:

Class A exchangeable shares: 2,038,000

Class B exchangeable shares: 26,496,000

        In addition, the registrant has outstanding one share of special Class A voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Coors Canada Inc. (a subsidiary of the registrant known as Molson Coors Exchangeco), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the Class A and Class B exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and class B common stock are entitled to vote. The trustee holder of the special class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Sales	$1,429,437	$1,235,170
Excise taxes	(365,292)	(311,177)

Net sales	1,064,145	923,993
Cost of goods sold	(700,114)	(611,744)

Gross profit	364,031	312,249
Marketing, general and administrative expenses	(344,021)	(283,777)
Special charges	(40,700)	—

Operating (loss) income	(20,690)	28,472
Interest income	3,576	4,685
Interest expense	(25,403)	(20,223)
Other expense, net	(5,874)	(1,855)

(Loss) income before income taxes	(48,391)	11,079
Income tax benefit (expense)	3,339	(3,733)

(Loss) income before minority interests	(45,052)	7,346
Minority interests in net income of consolidated joint ventures	(1,486)	(2,506)

Net (loss) income	$(46,538)	$4,840

Net (loss) income per common share—basic	$(0.74)	$0.13

Net (loss) income per common share—diluted	$(0.74)	$0.13

Weighted average shares—basic	63,106	36,664

Weighted average shares—diluted	63,106	37,277

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	As of
	March 27, 2005	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$95,548	$123,013
Accounts receivable, net	659,755	701,658
Other receivables, net	287,311	131,708
Inventories:
Finished, net	146,803	90,943
In process	48,705	32,565
Raw materials	102,553	88,473
Packaging materials, net	34,538	22,780

Total inventories, net	332,599	234,761
Deferred tax asset	3,782	3,228
Other current assets, net	122,249	73,848

Total current assets	1,501,244	1,268,216
Properties, net	2,496,551	1,445,584
Goodwill	2,720,412	890,821
Other intangibles, net	4,483,186	581,043
Non-current deferred tax asset	350,086	168,304
Other non-current assets, net	291,558	303,556

Total assets	$11,843,037	$4,657,524

(Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

(UNAUDITED)

	As of
	March 27, 2005	December 26, 2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$295,124	$326,034
Accrued salaries and vacations	76,170	82,902
Accrued excise taxes	265,499	196,720
Deferred tax liability	46,443	5,852
Accrued expenses and other liabilities	895,336	526,861
Short-term borrowings	897,067	12,500
Current portion of long-term debt	25,062	26,028

Total current liabilities	2,500,701	1,176,897
Long-term debt	1,721,606	893,678
Non-current deferred tax liability	897,282	149,927
Deferred pension and post-retirement benefits	942,304	483,255
Long-term derivatives	222,832	237,046
Other long-term liabilities	314,795	78,687

Total liabilities	6,599,520	3,019,490

Minority interests	96,441	36,868
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,557,530 shares and 1,260,000 shares at March 27, 2005 and December 26, 2004, respectively)	15	13
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 55,230,633 shares and 36,392,172 shares at March 27, 2005 and December 26, 2004, respectively)	552	364
Class A Exchangeable shares (issued and outstanding: 2,038,000 shares at March 27, 2005)	153,359	—
Class B Exchangeable shares (issued and outstanding: 26,496,000 shares at March 27, 2005)	1,993,824	—

Total capital stock	2,147,750	377
Paid-in capital	1,539,267	105,111
Unvested restricted stock	(1,355)	(226)
Retained earnings	1,324,172	1,398,003
Accumulated other comprehensive income	137,242	97,901

Total shareholders' equity	5,147,076	1,601,166

Total liabilities and shareholders' equity	$11,843,037	$4,657,524

(Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net (loss) income	$(46,538)	$4,840
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	3,629	—
Minority interest	1,486	2,506
Equity in net earnings from unconsolidated joint ventures	(2,301)	(11,502)
Distributions from unconsolidated joint ventures	6,411	13,412
Depreciation, depletion and amortization	83,261	66,979
Amortization of debt issuance costs and discounts	6,853	1,278
Losses (gains) on sale of properties and intangibles	2,194	(341)
Deferred income taxes	3,290	10,823
Change in current assets and liabilities and other, net of effects of merger with Molson Inc. and consolidation of joint ventures	(153,587)	(61,742)

Net cash (used in) provided by operating activities	(95,302)	26,253

Cash flows from investing activities:
Additions to properties and intangible assets	(68,579)	(37,204)
Proceeds from sales of properties and intangible assets	1,234	9,870
Investment in Molson USA, LLC	—	(998)
Cash recognized on merger with Molson Inc.	78,075	—
Cash expended for merger-related costs	(19,246)	—
Cash recognized on initial consolidation of joint ventures	—	20,840
Trade loans advanced to customers	(7,284)	(8,831)
Trade loan repayments from customers	12,079	15,856
Other	14	(86)

Net cash used in investing activities	(3,707)	(553)

Cash flows from financing activities:
Issuances of stock under stock plans	45,046	35,585
Dividends paid	(27,293)	(7,560)
Proceeds from short-term borrowings	893,034	640,714
Payments on short-term borrowings	(845,827)	(647,191)
Net proceeds from commercial paper	141,000	48,000
Proceeds from issuance of long-term debt	509,448	—
Payments on debt and capital lease obligations	(528,211)	(86,138)
Dividends paid to minority interest holders	—	(2,312)
Change in overdraft balances and other	(4,942)	608
Premium paid to bondholders in debt redemption	(106,415)	—

Net cash provided by (used in) financing activities	75,840	(18,294)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(23,169)	7,406
Effect of exchange rate changes on cash and cash equivalents	(4,296)	695
Balance at beginning of year	123,013	19,440

Balance at end of quarter	$95,548	$27,541

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. ("Molson"). In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company (MCBC). Unless otherwise noted in this report, any description of us includes MCBC, principally a holding company, its operating subsidiaries, Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); Molson Inc. or Molson Canada 2005 (Molson), operating in Canada; Cervejarias Kaiser Brasil S.A. (Kaiser), operating in Brazil; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in US Dollars (USD).

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries, and certain variable interest entities of which we are the primary beneficiary (See Note 8). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2004. The results of operations for the thirteen weeks ended March 27, 2005, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed consolidated balance sheet data was derived from audited financial statements.

Reporting Periods Presented

        The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser prior to the Merger on February 9, 2005. Further, we have elected to include the results of Kaiser one month in arrears for this and future reporting periods, which means that the operations statement results for Kaiser include only the results for the month of February 2005, after the Merger.

Use of estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. As discussed in Note 2, we have preliminarily allocated the acquisition price in the Merger to Molson's assets and liabilities and expect the allocation to change in future reporting periods. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected.

Reclassifications

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options have always been granted at a price equal to the market price on the day of grant. Compensation expense recorded in the financial statements relates to grants of restricted stock and certain stock option grants that must be accounted for under variable plan accounting. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
	(In thousands, except per share data)
Net (loss) income, as reported	$(46,538)	$4,840
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income (loss), as reported	5,367	88
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(30,130)	(4,639)

Pro forma net (loss) income	$(71,301)	$289

Earnings per share:
Basic—as reported	$(0.74)	$0.13
Basic—pro forma	$(1.13)	$0.01
Diluted—as reported	$(0.74)	$0.13
Diluted—pro forma	$(1.13)	$0.01

        Stock-based compensation expense recognized in the statement of operations consists of restricted stock amortization and stock awards under various executive incentive plans. In 2005, stock compensation expense includes variable plan accounting expense related to change in control benefits. See related Note 5.

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record these costs in our operations statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options.

        The Merger triggered immediate vesting of all stock options, including those to acquire Molson stock held by former Molson option holders (excluding certain options held by the former Molson CEO, as discussed in Note 5). The vesting of Coors options are reflected in the notes to the first quarter financial statements as pro forma expense presented above. Therefore, compensation expense recognized beginning in the 2006 will only reflect new option grants after the Merger, and could be impacted by provisions of change in control agreements. See related Note 15.

SFAS No. 128 "Earnings Per Share"

        Statement of Financial Accounting Standard No. 128 (SFAS No. 128) is expected to be revised. We adopted SFAS No. 128 when it became effective in 1997 and will adopt its revised provisions when they become effective. For our year-to-date diluted calculations, we currently use a quarterly average stock price. Under the revisions to SFAS No. 128, we will be required to use a year-to-date average stock price. The new standard will require retrospective presentation of diluted earnings per share upon implementation, meaning that prior periods' earnings per share will be adjusted to conform to the same method of calculation.

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

SFAS No. 153 "Exchanges of Nonmonetary Assets"

        SFAS No. 153 is an amendment to APB Opinion No. 29 that will be effective for us in the third quarter of 2005. The standard tightens the general exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We do not believe that the standard will have a significant impact on our financial results when implemented.

2.     MOLSON MERGER

Merger Transaction

        The Merger was approved at a special meeting of the shareholders of Molson on January 28, 2005, and a separate meeting of Molson option holders on January 27, 2005, and amendments to the Company's certificate of incorporation and a proposal to approve the issuance of shares of Class A common stock, Class B common stock, special Class A voting stock and special Class B voting stock (and any shares convertible into or exchangeable for shares of that stock) were approved by the Coors shareholders on February 1, 2005. The Merger was effected through an exchange of stock, in which Molson shareholders received stock in the new Molson Coors Brewing Company according to an exchange ratio, depending upon the type of stock held. Also, Molson shareholders were permitted to receive a combination of common stock and exchangeable shares in the new company. Canadian resident holders who received exchangeable shares in the Merger could defer paying income taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

        In the Merger, Molson shareholders received the following:

        Molson Class A Shareholders.     A holder of Molson Class A non-voting shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.360 of a Class B exchangeable share of Molson Coors Exchangeco (and ancillary rights), or

  •
  through a series of exchanges, 0.360 of a share of Class B common stock of Molson Coors, or

  •
  a combination of Class B exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of Class B common stock.

        Molson Class B Shareholders.     A holder of Molson Class B common shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.126 of a Class A exchangeable share and 0.234 of a Class B exchangeable share of Molson Coors Exchangeco (and ancillary rights), or

  •
  through a series of exchanges, an aggregate of 0.360 of a share of Molson Coors common stock, comprised of 0.126 of a share of Class A common stock and 0.234 of a share of Class B common stock, or

  •
  a combination of exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of Molson Coors common stock.

        Molson Stock Option Holders.    A holder of Molson stock options was permitted to exchange each such Molson options for a 0.36 Molson Coors option, each. Approximately 1.3 million options were issued by Molson Coors in the Merger.

        Molson Class A non-voting and Class B common shareholders, excluding Pentland (a company controlled by Eric Molson, a related party), also received a special dividend (the "Special Dividend") of Cdn. $5.44 per share, or a total of approximately Cdn. $652 million (US $523 million) paid by Molson in connection with the Merger to Molson shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson's common stock were approximately 1.4 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson's directors and senior management between January 28, 2005, and February 8, 2005. Therefore, the Special Dividend was Cdn. $12 million (US $10 million) higher than previously disclosed due to the increase in Molson's outstanding Class A common stock as a result of the exercise of these options. As discussed below, the Special Dividend was financed through additional debt.

        At its January 28, 2005, meeting, in light of the amount of work involved in completing the Merger transaction, the Board of Directors of Molson authorized payments of: Cdn. $50,000 (US $39,800) to each of the then outside directors of Molson; Cdn. $50,000 (US $39,800) to the chairs of the Independent Committee and Human Resources Committee; and Cdn. $845,000 (US $672,630) in aggregate payments to executive officers and certain other employees of Molson. All Merger-related expenses incurred by Molson prior to the Merger were expensed as incurred.

Reasons for the Merger

        The Merger placed our combined company as the world's fifth largest brewer, by volume, with combined annual volume of 50 million barrels. The combined company offers a diverse offering of more than 70 owned and licensed brands in key markets throughout the world. Management has identified $175 million of annual synergies that the combined company can achieve, including the closing of the Memphis plant discussed in Note 5, in addition to administrative, strategic sourcing and other cost reductions.

Pro Forma Results

        As discussed in Note 1, the results of Molson have been included in the consolidated financial statements since February 9, 2005; however, the results of Kaiser represent the remainder of February 2005, as a result of our decision to report Kaiser results one month in arrears.

        The following pro forma information shows the results of our operations for the thirteen weeks ended March 27, 2005 and March 28, 2004, as if the Merger had occurred at the beginning of each period. Therefore, the pro forma information includes Molson results for January through March of both periods presented and Kaiser results for December through February of both periods presented to simulate the reporting method we have adopted. The pro forma results include special charges of $40.7 million during the 2005 first quarter, including $7.4 million of merger-related special charges in the US segment for restructuring costs and accelerated depreciation on the company's Memphis brewery, which will be closed during the next two years; a $3.6 million write-off of obsolete brewery assets in the Europe segment; and Corporate segment special charges totaling $29.6 million, primarily due to change-in-control payments and benefits for 12 officers who were employed by Adolph Coors Company prior to the Merger and elected to leave the company following the Merger. Pro forma results include additional special charges totaling $43 million, including merger-related corporate expenses of $24 million, and $19 million in charges related to the closure of sales offices and brewing operations in Brazil. The pro forma results for the period ended March 27, 2005 include largely non-recurring charges in Canada ($9 million) and Brazil ($14 million) attributable to the one-time impact of achieving consistency in accounting conventions in all reporting periods.

	Thirteen weeks ended
	March 27, 2005	March 28, 2004
	(In thousands, except per share amounts)
Net sales	$1,247,884	$1,320,191
Pretax (loss) income	$(95,569)	$38,479
Net (loss) income	$(78,851)	$36,074
Net (loss) income per common share:
Basic	$(0.91)	$0.43
Diluted	$(0.91)	$0.42

Preliminary Purchase Accounting

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and merger-related costs incurred by Coors. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's net assets, with the residual to goodwill. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date. The company is in the process of obtaining third-party valuations for many assets and liabilities. The most significant items for which valuations have not been finalized are the Brazilian business, the guarantees related to the Montreal Canadiens, pre-existing contractual relationships between Coors and Molson, the fixed assets of Brewers Retail Inc. (BRI), a joint venture consolidated under FIN 46R, certain environmental liabilities related to discontinued operations, intangibles and income taxes. In addition, management is currently evaluating potential restructuring activities that could impact our purchase accounting. The significant outstanding items include; evaluation of our organizational structure, decisions on outsourcing and other vendor arrangements and determination of the optimal information technology platform. The value of the Brazil business presents a significant amount of uncertainty. Preliminary projections of future cash flows for this business indicate a value of less than $200.0 million. However, increased perspective gained with regard to certain pre-acquisition contingencies, specifically certain Brazilian tax liabilities, could have a further negative impact on the value of this business.

As of February 9, 2005
(In millions)
Current assets	$421.6
Property, plant and equipment	1,065.6
Other assets	303.9
Intangible assets	3,839.8
Goodwill	1,754.9

Total assets acquired	7,385.8

Current liabilities	(2,149.8)
Non-current liabilities	(1,615.5)

Total liabilities assumed	(3,765.3)
Minority interest	(64.7)

Net assets acquired	$3,555.8

        We have allocated preliminary purchase price to goodwill and intangibles as follows based upon the work of third-party valuation experts, who determined enterprise values for each of the acquired businesses (Canada and Brazil). Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques.

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$359.0	7 to 12
Brands	166.6	12

Total Canada Segment	525.6
Brazil Segment
Distribution Agreements	11.4	20
Brands	46.9	12 to 25

Total Brazil Segment	58.3

Total Intangible Assets—Finite Lived	$583.9

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	682.6
Brands	2,573.3

Total Intangible Assets—Indefinite Lived	3,255.9

Total Intangible Assets	$3,839.8

Goodwill
Canada Segment	1,566.8
Brazil Segment	137.9
US Segment	50.2

Total Goodwill	$1,754.9

Merger-related Debt

        Subsequent to the Merger, we established a $1.3 billion 364 day bridge facility which was used to refinance a portion of pre-merger Molson debt of approximately $1.5 billion, including that used to finance the Special Dividend and to refinance some of Molson's other pre-merger debt. We had $877.0 million outstanding under the bridge facility at March 27, 2005. The bridge facility is classified as short-term debt. As of March 27, 2005, we had also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings and for general corporate purposes. We had $509.7 million outstanding under the credit facility at March 27, 2005. Upon establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated.

Merger-related Other

        Kaiser is party to a number of claims from the Brazilian tax authorities involving federal excise, social contribution and value-added state taxes. As of March 27, 2005, we have made a preliminary evaluation of these contingencies as part of our allocation of the purchase price following the merger, but intend to evaluate in detail the legal issues involved with these pre-acquisition contingencies during the allocation period. The settlement amount of these contingent tax liabilities could require a significant amount of cash payments in later periods. See Note 12.

        Molson sold the Montreal Canadiens professional hockey club to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain undertakings to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the hockey club and the entertainment business at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were $75.5 million at March 27, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are based on prevailing interest rates and changes in the consumer price index. Our evaluation of these issues for the purpose of allocating purchase price is preliminary as of March 27, 2005. Issues that we will address during the allocation period include the value of our common and preferred interests and the fair value of guarantees in accordance with FIN 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        Molson and Coors were partners in two joint ventures, Coors Canada and Molson USA (MUSA), prior to the Merger. EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, requires management to determine whether the preexisting contractual relationships were at fair value at the merger date. To the extent that these relationships are determined not to be at fair value, any difference would result in a gain or loss to be recorded in the Company's Statement of Operations. We are evaluating any potential impact of this guidance as part of our purchase price accounting process, which is ongoing.

3.     BUSINESS SEGMENTS

        Because we now have significant operations in Canada and Brazil, we have realigned our reporting segments as a result of the Merger. For comparative purposes, we have also reclassified amounts in the prior period presentation to the new format.

United States (U.S.)

        The US segment is focused on the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, and the Caribbean, including the results of the Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN46R.

Europe

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It includes the sale of Coors Fine Light Beer® in the United Kingdom and Coors Light in the Republic of Ireland. It also includes the small amount of volume that is sold in Asia.

Canada

        The Canada segment consists of our production and sale of the Molson brands, principally in Canada; our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN46R), and Brewers Distribution Limited (BDL); and the Coors Light business in Canada.

Brazil

        The Brazil segment consists of our production and sale of the Kaiser and Bavaria brands in Brazil.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. Corporate contains no sales or cost of goods sold, although certain royalty income and intangible administrative costs are absorbed by Corporate. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) before income taxes, after minority interests, to income (loss) before income taxes and net income (loss) shown on the condensed consolidated statements of operations.

	Thirteen Weeks Ended March 27, 2005
	U.S.	Europe	Canada	Brazil(1)	Corporate	Total
	(In thousands)
Net sales	$524,973	$327,131	$196,331	$15,710	$—	$1,064,145

Income (loss) before income taxes, after minority interests	12,593	(11,030)	15,675	(1,845)	(65,395)	(50,002)
Minority interests, before taxes	2,103	565	—	(737)	(320)	1,611

Income (loss) before income taxes	$14,696	$(10,465)	$15,675	$(2,582)	$(65,715)	$(48,391)
Income tax benefit						3,339

Loss before minority interests						(45,052)
Minority interests						(1,486)

Net loss						$(46,538)

	Thirteen Weeks Ended March 28, 2004
	U.S.	Europe	Canada	Brazil(1)	Corporate	Total
	(In thousands)
Net sales	$519,903	$391,627	$12,463	$—	$—	$923,993

Income (loss) before income taxes, after minority interests	18,437	4,043	12,499	—	(26,640)	8,339
Minority interests, before taxes	2,401	779	—	—	(440)	2,740

Income (loss) before income taxes	$20,838	$4,822	$12,499	$—	$(27,080)	$11,079
Income tax expense						(3,733)

Income before minority interests						7,346
Minority interests						(2,506)

Net income						$4,840

(1)
Includes results from acquisition on February 9, 2005 through February 28, 2005.

        The following table represents sales by geographic segment:

	For the thirteen weeks ended		For the years ended
	March 27, 2005	March 28, 2004	December 26, 2004	December 26, 2004
			(adjusted)(1)	(historical)
	(In thousands)
Net sales to unaffiliated customers:
United States and its territories	$524,973	$519,903	$2,383,076	$2,383,076
United Kingdom	319,696	360,127	1,783,985	1,783,985
Canada	196,331	12,463	61,697	—
Brazil	15,710	—	—	—
Other foreign countries	7,435	31,500	77,058	138,755

Net sales	$1,064,145	$923,993	$4,305,816	$4,305,816

(1)
Adjusted to reflect the new segment structure after the Merger.

        The following table represents total assets by reporting segment:

	At March 27, 2005	At December 26, 2004
	(In thousands)
United States	$1,483,113	$1,486,598
Europe	2,869,938	3,170,926
Canada	6,992,544	—
Brazil	497,442	—

Total assets	$11,843,037	$4,657,524

4.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income (loss) per common share was determined using the calculations outlined below:

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
	(In thousands, except per share amounts)
Net (loss) income	$(46,538)	$4,840

Weighted average shares for basic EPS	63,106	36,664
Effect of dilutive securities:
Stock options granted to employees	—	583
Restricted shares subject to repurchase excluded from basic EPS	—	30

Weighted average shares for diluted EPS	63,106	37,277

Basic EPS	$(0.74)	$0.13

Diluted EPS	$(0.74)	$0.13

        The dilutive effects of stock options and restricted shares were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. There were anti-dilutive stock options totaling 0.2 million and 2.2 million in the thirteen weeks ended March 27, 2005 and March 28, 2004, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the periods presented. Options to purchase an additional 0.8 million shares of common stock whose exercise prices were below the average fair market value of the Company's stock were excluded from the dilutive stock option calculation for the thirteen weeks ended March 27, 2005 due to the net loss.

5.     SPECIAL CHARGES

        In connection with the Merger and our related synergy goals, we have incurred charges in the first quarter of 2005 that are unusual to our operations. As such, we have separately classified these charges as Special operating expenses. By segment, the following items are included in Special Charges.

US Segment

        The U.S. has recognized $7.4 million of special charges in the first quarter. $4.8 million of these charges related to accelerated depreciation and asset write-offs incurred in connection with our previously announced plans to close our Memphis facility over the next two years. The remaining $2.6 million includes employee termination costs at our Golden facility, of which insignificant expenditures have been made as of March 27, 2005. In the first quarter, we estimated and began to accrue Memphis termination costs for salaried employees; however, termination benefits for our Memphis hourly employees are currently being negotiated with their union and have not been accrued as of March 27, 2005. Retention and severance costs for the Memphis employees will be accrued over the service period during which such benefits are earned by the employees. We may also pay an amount to the union pension plan when we withdraw our participation.

        The Memphis closure is among the $175 million of synergies that we expect to achieve as a result of the Merger. Cost savings as a result of the closure are expected to range from $32 million to $35 million annually when the closure is complete—currently anticipated at the end of 2006. Total costs to achieve these synergies will include $70 million to $90 million in capital expenditures in our North American network, along with restructuring and other costs that will be finalized nearer the closing of the Memphis facility.

Europe Segment

        The Europe segment special item of $3.6 million consists of an impairment charge for brewing assets in the U.K.

Corporate Costs

Rights on Change in Control

        The special charges shown above resulted primarily from costs associated with 12 Coors officers who elected to leave the Company following the Merger as a result of their exercising rights under change in control agreements. These costs included $18.3 million of severance and related cash benefits, $3.1 million of pension benefits, and $5.8 million of non-cash stock compensation expense associated with changes to these officers' stock options. The remaining special charges are associated primarily with one-time costs associated with the merger.

        Coors had agreements with executive officers, and certain other members of management relating to a change of control of Coors. The Merger constituted a change in control of Coors under these agreements as the Adolph Coors, Jr. Trust no longer had sole voting control of Coors, and as the Board of Directors of the merged company no longer had a majority of directors who were directors of Coors prior to the Merger. These agreements generally provided for continued compensation and benefits for a period of two years following the year of the change of control.

        In addition, these employees were entitled to severance benefits if triggering events specified in the agreement occured. Upon a triggering event (such as the Merger), the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For executives and officers who exercise their rights under the agreements, stock option exercises are subject to a floor price equal to the price of Coors' stock on the date of the change of control.

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

        The Company offered retention benefits to employees covered by the change in control agreements (except for both Coors' then Chairman and Chief Executive Officer), in return for forfeiting their rights under the agreements. Twelve affected employees exercised their rights under the change in control agreements. Corporate Special Charges include approximately $27.2 million accrued for departing employees under this plan. Costs of the retention plan are being recognized ratably over the period that the employees remain with the Company and earn their retention bonuses. These costs will be included in future operating results and will total approximately $7.2 million over a two-year period. The President/Chief Executive Officer and the Vice Chairman of the Board of Directors of Molson Coors Brewing Company remain parties to change in control agreements that existed prior to the Merger, which provide for a thirteen month period in which the executives can exercise their rights under the agreements.

        The remaining $2.5 million of Special Charges consist of Merger-related costs that were incurred by Coors, but did not qualify for capitalization in purchase accounting.

6.     EMPLOYEE RETIREMENT PLANS

        We offer plans to substantially all our employees in the U.S., U.K. and Canada. As a result of the Merger, we added pension liabilities of approximately $260 million and annual pension expense of approximately $13.4 million, including the obligations existing at BRI, which is a joint venture we are required to consolidate under FIN 46R. The following summarizes our first quarter 2005 pension expense.

	Thirteen Weeks Ended:
	March 27, 2005
	US Plans	UK Plan	Canadian Plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,223	$9,372	$3,529	$18,124
Interest cost	13,344	27,270	10,618	51,232
Expected return on plan assets	(15,016)	(33,685)	(11,345)	(60,046)
Amortization of prior service cost	1,366	—	—	1,366
Amortization of net loss	4,277	1,255	—	5,532
Less expected participant contributions	—	(2,775)	(537)	(3,312)

Net periodic pension cost	$9,194	$1,437	$2,265	$12,896

Other Postretirement Benefits
Service cost—benefits earned during the period	$507	$—	$737	$1,244
Interest cost on projected benefit obligation	1,524	—	1,377	2,901
Amortization of prior service cost	(188)	—	—	(188)
Recognized net actuarial loss	448	—	—	448

Net periodic post-retirement benefit cost	$2,291	$—	$2,114	$4,405

	Thirteen Weeks Ended:
	March 28, 2004
	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,277	$8,488	$13,765
Interest cost	13,355	25,212	38,567
Expected return on plan assets	(13,513)	(30,522)	(44,035)
Amortization of prior service cost	1,508	—	1,508
Amortization of transition obligation	59	—	59
Amortization of net loss (gain)	3,593	1,203	4,796
Less expected participant contributions	—	(2,333)	(2,333)

Net periodic pension cost	$10,279	$2,048	$12,327

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499
Interest cost on projected benefit obligation	1,564	—	1,564
Amortization of prior service cost	(5)	—	(5)
Recognized net actuarial loss	192	—	192

Net periodic post-retirement benefit cost	$2,250	$—	$2,250

        We expect that contributions to the US plans during 2005 will be approximately $90.0 million (including supplemental executive plans). We expect to contribute approximately $87.7 million to the Canadian plans in 2005. We still expect to contribute approximately $37.1 million to the U.K. plan in 2005.

7.     CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

        The following summarizes the changes in our capital stock and paid-in capital accounts during the first three months of 2005:

	Common Shares Issued		Exchangeable Shares Issued		Common Stock Par
							Paid-in Capital(1)
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Balances at December 26, 2004	1,260	36,392	—	—	$13	$364	$105,111
Shares issued in Merger	67	12,125	2,437	32,160	—	121	3,521,444
Shares exchanged	231	5,832	(399)	(5,664)	2	58	(60)
Shares issued under stock plans	—	882	—	—	—	9	49,852
Change in control equity benefit (Note 5)	—	—	—	—	—	—	5,828
Tax benefit from shares issued under stock plans	—	—	—	—	—	—	4,275

Balances at March 27, 2005	1,558	55,231	2,038	26,496	$15	$552	$3,686,450

(1)
Includes Exchangeable Class A and B equity, as well as paid in capital.

        The following summarizes the changes in other comprehensive income during the first three months of 2005:

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Net (loss) income	$(46,538)	$4,840

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	43,837	42,413
Currency effect on minimum pension liability	2,998	(3,446)
Unrealized gain (loss) on derivative instruments, net of tax	(3,021)	19,794
Reclassification adjustment—derivative instruments, net of tax	(4,473)	(1,651)

Comprehensive income (loss)	$(7,197)	$61,950

8.     VARIABLE INTEREST ENTITIES

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN46R) expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated three joint ventures for all periods presented. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC) and Grolsch (UK) Limited (Grolsch). We have also consolidated Brewers Retail Inc. (BRI), a joint venture in which Molson participates in Ontario province, effective with the Merger on February 9, 2005.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. As of March 27, 2005, The Company is the guarantor of approximately $40 million of RMMC debt.

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

Brewers' Retail Inc. (BRI)

        BRI is a joint venture beer distribution network for the Ontario region, owned by Molson, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At March 27, 2005, Molson's ownership percentage was approximately 52%. BRI operates on a breakeven basis and does not generally have income or loss. The three owners guarantee on a proportional basis to ownership, BRI's debt and pension liabilities, which were $177.5 million and $50.3 million, respectively, at March 27, 2005.

Trigen

        In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to Coors at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended March 27, 2005			Thirteen Weeks Ended March 28, 2004
	Total Assets	Sales	Pre-tax Income	Total Assets	Sales	Pre-tax Income (loss)
	(In thousands)			(In thousands)
Grolsch(1)	$25,645	$8,588	$1,237	$27,742	$12,309	$1,896
RMBC(1)	$55,089	$21,208	$3,045	$45,102	$21,478	$4,932
RMMC(1)	$78,688	$43,379	$956	$78,377	$43,120	$(520)
BRI(2)	$276,390	$18,788	—	—	—	—

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
BRI results from February 9, 2005, the date of the Merger.

9.     GOODWILL AND OTHER INTANGIBLES

        The following table presents details of our intangible assets, other than goodwill, as of March 27, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$341.1	$(53.3)	$287.8
Distribution rights	2-10	416.6	(21.0)	395.6
Patents and technology and distribution channels	3-10	30.8	(11.7)	19.1
Other	5-34	16.3	(9.2)	7.1
Intangible assets not subject to amortization:
Brands	Indefinite	3,011.1	—	3,011.1
Pension	N/A	34.7	—	34.7
Distribution networks	Indefinite	699.4	—	699.4
Other	Indefinite	28.4	—	28.4

Total		$4,578.4	$(95.2)	$4,483.2

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$130.1	$(48.5)	$81.6
Distribution rights	2-10	38.4	(14.4)	24.0
Patents and technology and distribution channels	3-10	31.7	(11.6)	20.1
Other	5-34	16.3	(9.1)	7.2
Intangible assets not subject to amortization:
Brands	Indefinite	385.5	—	385.5
Pension	N/A	34.7	—	34.7
Other	Indefinite	27.9	—	27.9

Total		$664.6	$(83.6)	$581.0

        Based on average foreign exchange rates for the thirteen weeks ended March 27, 2005, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2005—Remaining	$62.0
2006	$74.7
2007	$70.4
2008	$70.0
2009	$70.0

        Amortization expense of intangible assets was $11.6 million and $6.5 million for the thirteen weeks ended March 27, 2005 and March 28, 2004, respectively

        As of March 27, 2005, goodwill was allocated between our reportable segments as follows:

Segment	Amount (In millions)
U.S.	$271.3
Europe	719.2
Canada	1,604.9
Brazil	125.0

Total	$2,720.4

        The following summarizes the change in goodwill during the first quarter 2005 (in millions):

Balance at December 26, 2004	$890.8
Acquisition of Molson Inc.	1,754.9
Reclassification of goodwill from MUSA	64.9
Impact of currency exchange and other	9.8

Balance at March 27, 2005	$2,720.4

        As discussed in Note 2, we preliminarily allocated $1,754.9 million to goodwill as a result of the Merger. As we are still valuing significant assets and liabilities acquired in the Merger, goodwill and other intangible asset allocations shown above are subject to change. See Note 2 for the detailed listing of current values assigned to Molson and Brazil intangibles and goodwill.

10.   DEBT

        Our total long-term borrowings as of March 27, 2005, and December 26, 2004, were composed of the following:

	As of
	March 27, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)(4)	$897,067	$12,500

Senior notes(2)	$849,791	$856,971
Commercial paper(3)	140,737	—
Credit facility(5)	509,769	—
Other notes payable(6)	246,371	62,735

Total long-term debt (including current portion)	1,746,668	919,706
Less: current portion of long-term debt	(25,062)	(26,028)

Total long-term debt	$1,721,606	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans, overdraft facilities and a bridge loan facility as summarized below:

	Outstanding balance at
	March 27, 2005	December 26, 2004
	(In millions)
Bridge Loan [See (4) below]	$877.0	$—
US Dollar Lines of Credit
Two lines totaling $50 million	$—	$12.5
Interest rates	3.40%	2.95%
Great British Pound Lines of Credit
Three lines totaling 30 million GBP ($56.1 million)	$—	$—
Interest rates	5.30%	5.54%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($10.3 million)	$—	$—
Interest rates	1.00%	1.00%
Canadian bank overdrafts	$6.3	$—
Brazil short-term bank loans	$13.8	$—
Interest rates	20.00%

Total short-term borrowings	$897.1	$12.5

(2)
On May 7, 2002, CBC completed a placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes are guaranteed by Molson Coors Brewing Company and certain subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of March 27, 2005, we were in compliance with all of these restrictions.

(3)
In June 2003, we issued approximately $300 million in commercial paper. At March 27, 2005, and December 26, 2004, we had $140.7 million and $0.0 million outstanding, respectively. All of our commercial paper balance is classified as long-term as of March 27, 2005 and is backstopped by our five-year credit facility. As of March 27, 2005, and December 26, 2004, the interest rates on our commercial paper borrowings ranged from 2.3% to 2.84%, with a weighted average of 2.65%; and from 1.18% to 2.40%, with a weighted average of 1.50%, respectively. As of March 27, 2005, $141 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [see (5) below]. This line of credit has a five-year term expiring 2010.

(4)
In February 2005, we entered into a $1.3 billion bridge loan credit facility available in both Canadian Dollars and Euros, which was initially used to re-finance the payment of the special dividend debt incurred by Molson immediately prior to the Merger and to refinance various issues of Molson's existing debt. See Note 2. The bridge loan borrowings accrue interest at variable rates, which are indexed to the CDOR (Canadian Depository Overnight Rates), plus a spread based on Molson Coors' long-term bond rating. At March 27, 2005, the interest rate on outstanding borrowing was 3.04% and we had $877 million outstanding. The bridge loan credit facility expires in February 2006.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility, which was used to refinance the special dividend debt and a portion of the bridge loan credit facility [see (4) above]. Draws against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At March 27, 2005, the average effective interest rate for all borrowings outstanding was 3.02% and we had $509.8 million outstanding. The credit facility expires in March 2010. We plan to replace this facility with long-term debt.

(6)
Other notes payable consist of the following:

	Outstanding balance at
	March 27, 2005	December 26, 2004
Note payable, denominated in
Euros	$20.9	$21.8
Interest rate	5.39%	5.39%
Maturity	October 2005	October 2005
Note payable issued by
RMMC joint venture (See note 8)	$40.9	$40.9
Interest rate	7.20%	7.20%
Maturity	December 2013	December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars (See Note 8)	$161.3	$—
Plus: premium	$16.3	$—
Interest rate	7.50%	7.50%
Maturity	June 2011
Notes payable issued by Kaiser
In Reals	$7.0	$—
Interest rate	14.0%	—
Maturity	December 2008 and June 2009	—

Total other notes payable	$246.4	$62.7

11.   INCOME TAXES

        Our effective tax rate for the first quarter is based on the estimated purchase accounting for the merger with Molson and may be adjusted as the purchase accounting is finalized. For example, based on first quarter estimates, a change of $8.7 million in amortization for U.S. GAAP purposes would change the effective tax rate by 1%. Consistent with our proxy statement circulated to stockholders in connection with the Merger, our effective tax rate reflects our intention to file a section 338 election with respect to the merger of Molson and Coors, allowing Coors (the accounting acquirer) to treat the purchase of Molson (the acquired company) as an asset acquisition. This election allows Coors to obtain a stepped-up basis in Molson's assets, resulting in depreciation and amortization charges based upon the fair values of the related assets.

        Our first quarter effective tax rate was 6.9%, down from 33.7% a year ago, due primarily to our merger structure and a one-time tax benefit that arises from the merger. The one-time benefit relates to the release of a $40 million US deferred tax liability on anticipated repatriations of accumulated UK earnings from prior years. As a result of the merger, we now project that these taxes will not be due because they will be offset by US foreign tax credits for Canadian taxes.

        We anticipate that our full year 2005 effective tax rate will be in the range of 10% to 15% due in large part to the one-time tax benefit from the merger structure. Without this one-time tax benefit, the rate would have been in the 20% to 25% range. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

        We are evaluating the impact of the repatriation provisions of Section 965 of the Internal Revenue Code, but we do not expect that they will have a material impact on our tax expenses.

12.   CONTINGENCIES

Merger

        Kaiser is party to a number of claims from the Brazilian tax authorities involving federal excise (IPI), social contribution (PIS and COFINS) and value-added state (ICMS) taxes. We have made a preliminary evaluation of these contingencies as part of our allocation of the purchase price following the merger, resulting in a recorded estimated liability of $176 million. An additional $65 million of claims has been specifically identified for further evaluation as to the probability of loss. Beyond these amounts, there are $273 million of claims whose probability of loss was considered remote. We intend to evaluate in detail the legal issues involved in these pre-acquisition contingencies during the allocation period. It is possible that actual amounts payable resulting from assessments by tax authorities could be materially different from the liabilities recorded.

        Molson sold the Montreal Canadiens professional hockey club to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain undertakings to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the hockey club and the entertainment business at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were $75.5 million at March 27, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are based on prevailing interest rates and changes in the consumer price index. Our evaluation of these issues for the purpose of allocating purchase price is preliminary as of March 27, 2005. See Note 2.

Litigation and Other Disputes

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

        Several years ago, CBL replaced a Bass-specific incentive plan with a new plan. A section of the CBL workforce made a claim to an employee tribunal for non-payment under the replacement plan in 2003. CBL was advised orally on April 22, 2005 that the employee tribunal had ruled in favor of the employee group. It is likely that CBL will appeal the initial ruling. We have estimated the potential cost of this action, if ultimately upheld against the Company to be approximately $1 million.

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

13.   PUB DISPENSE EQUIPMENT OUTSOURCING AGREEMENT

        CBL entered into an agreement with two other UK brewers, Scottish Courage Ltd. and Carlsberg UK Ltd., in August 2004, to create a joint venture to outsource the management and servicing of the three brewers' on-trade dispense equipment. The agreement was subject to the approval of the Office of Fair Trading (OFT). While the OFT previously approved a similar agreement between Scottish Courage Ltd. and Carlsberg UK Ltd., the addition of CBL to the venture prompted the OFT to refer the case to the UK Competition Commission. As a result, the agreements between CBL and the other two brewers regarding the joint venture were voided. In March, 2005, the UK Competition Commission concluded that CBL would not be allowed to outsource its dispense equipment management and servicing to the joint venture.

14.   DERIVATIVES

        Upon the Merger, we added various derivative instruments held by Molson and Kaiser that hedged currency, commodity and interest rate risk in a similar manner as Coors. Certain Molson interest rate swaps were unwound before the Merger occurred. Additionally, interest rate swaps held by BRI and corn derivatives held by Molson do not qualify for hedge accounting under SFAS 133. All other Molson and Kaiser derivative instruments since the Merger have been accounted for in accordance with US GAAP and Coors' derivative policies. Please refer to the Annual Report on Form 10-K filed by Coors with the SEC for the fiscal year ended December 26, 2004 for a description of Coors' derivative policies.

15.   SUBSEQUENT EVENTS

Departure of Principal Officer

        Daniel J. O'Neill, Vice-Chairman, Synergies and Integration will leave the Company in May of this year. Under the terms of a separation agreement, Mr. O'Neill will receive about $4.5 million in cash compensation, consisting of three years of salary and a special bonus. Mr. O'Neill's 288,000 stock options with an option price of about $68 per share, and 18,000 restricted shares will vest at such time if vesting restrictions are satisfied.

16.   SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, a wholly owned subsidiary of ours, CBC (Issuer), completed a debt offering of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were were guaranteed on a senior and unsecured basis by Molson Coors Brewing Company (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        In connection with the bridge facility (Note 2) we entered into subsequent to the Merger, certain of our subsidiaries that did not originally guarantee the obligations under the notes, but which guarantee obligations under the bridge facility, subsequently guaranteed obligations under the notes.

        The following information sets forth our Condensed Consolidating Balance Sheets as of March 27, 2005, and December 26, 2004, and the Condensed Consolidating Statements of Operations for the thirteen weeks ended March 27, 2005, and March 28, 2004, and the Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 27, 2005, and March 28, 2004. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005 (IN THOUSANDS, UNAUDITED)
	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$543,896	$30,766	$854,775	$—	$1,429,437
Excise taxes	—	(83,519)	(403)	(281,370)	—	(365,292)

Net sales	—	460,377	30,363	573,405	—	1,064,145
Cost of goods sold	—	(293,388)	(24,536)	(382,190)	—	(700,114)
Equity in subsidiary earnings	(46,281)	5,888	—	—	40,393	—

Gross profit	(46,281)	172,877	5,827	191,215	40,393	364,031
Marketing, general and administrative	(191)	(166,968)	(5,374)	(171,488)	—	(344,021)
Special charges	(5,828)	(31,174)	—	(3,698)	—	(40,700)

Operating income (loss)	(52,300)	(25,265)	453	16,029	40,393	(20,690)
Interest income	—	—	—	3,576	—	3,576
Interest income (expense), net	6,903	(7,137)	(1,021)	(24,148)	—	(25,403)
Other income (expense)	(1,141)	(21,306)	37,416	(20,843)	—	(5,874)

Income (loss) before income taxes	(46,538)	(53,708)	36,848	(25,386)	40,393	(48,391)
Income tax (expense) benefit	—	41	(25)	3,323	—	3,339

Income (loss) before minority interest	(46,538)	(53,667)	36,823	(22,063)	40,393	(45,052)
Minority interest	—	—	—	(1,486)	—	(1,486)

Net income (loss)	$(46,538)	$(53,667)	$36,823	$(23,549)	$40,393	$(46,538)

	FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004 (IN THOUSANDS, UNAUDITED)
	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$551,132	$30,633	$653,405	$—	$1,235,170
Beer excise taxes	—	(86,747)	(356)	(224,074)	—	(311,177)

Net sales	—	464,385	30,277	429,331	—	923,993
Cost of goods sold	—	(299,282)	(23,981)	(288,481)	—	(611,744)
Equity in subsidiary (loss) earnings	(2,557)	20,886	—	—	(18,329)	—

Gross profit (loss)	(2,557)	185,989	6,296	140,850	(18,329)	312,249
Marketing, general and administrative	(133)	(165,259)	(7,898)	(110,487)	—	(283,777)

Operating (loss) income	(2,690)	20,730	(1,602)	30,363	(18,329)	28,472
Interest income	94	2	34	4,555	—	4,685
Interest income (expense)	11,011	(14,333)	4,545	(21,446)	—	(20,223)
Other income (expense)	(103)	(20,054)	41,726	(23,424)	—	(1,855)

Income (loss) before income taxes	8,312	(13,655)	44,703	(9,952)	(18,329)	11,079
Income tax (expense) benefit	(3,472)	11,035	(14,282)	2,986	—	(3,733)

Income (loss) before minority interest	4,840	(2,620)	30,421	(6,966)	(18,329)	7,346
Minority interest	—	—	—	(2,506)	—	(2,506)

Net income (loss)	$4,840	$(2,620)	$30,421	$(9,472)	$(18,329)	$4,840

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 27, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,222	$3,097	$3,345	$82,884	$—	$95,548
Accounts receivable, net	—	85,951	8,152	565,652	—	659,755
Other receivables, net	3	52,619	(849)	235,538	—	287,311
Inventories	—	107,631	6,365	218,603	—	332,599
Deferred tax asset	554	—	—	3,228	—	3,782
Other current assets	—	35,584	438	86,227	—	122,249

Total current assets	6,779	284,882	17,451	1,192,132	—	1,501,244
Properties, net	—	768,060	19,664	1,708,827	—	2,496,551
Goodwill	40,000	167,540	(163,251)	2,676,123	—	2,720,412
Other intangibles, net	—	8,319	13,525	4,461,342	—	4,483,186
Net investment in and advances to subs	3,617,674	6,376,814	—	—	(9,994,488)	—
Non-current deferred tax asset	(633,934)	(50,928)	234,541	800,407	—	350,086
Other non-current assets	(2,422)	110,082	(52,730)	236,628	—	291,558

Total assets	$3,028,097	$7,664,769	$69,200	$11,075,459	$(9,994,488)	$11,843,037

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$116,873	$3,417	$174,834	$—	$295,124
Accrued salaries and vacations	—	37,016	626	38,528	—	76,170
Accrued excise taxes	—	10,967	—	254,532	—	265,499
Deferred tax liabilities	—	(16,587)	91	62,939	—	46,443
Accrued expenses and other liabilities	9,048	222,372	3,559	660,357	—	895,336
Short-term borrowings and current portion of long-term debt	—	(343)	877,000	45,472	—	922,129

Total current liabilities	9,048	370,298	884,693	1,236,662	—	2,500,701
Long-term debt	—	990,872	—	730,734	—	1,721,606
Deferred tax liability	5,265	(5,080)	23,741	873,356	—	897,282
Other long-term liabilities	13,892	544,204	(90)	921,925	—	1,479,931

Total liabilities	28,205	1,900,294	908,344	3,762,677	—	6,599,520

Minority interest	—	—	—	96,441	—	96,441
Total shareholders' equity	2,999,892	5,764,475	(839,144)	7,216,341	(9,994,488)	5,147,076

Total liabilities and shareholders' equity	$3,028,097	$7,664,769	$69,200	$11,075,459	$(9,994,488)	$11,843,037

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,200	$16,988	$2,552	$100,273	$—	$123,013
Accounts receivable, net	—	79,089	6,765	615,804	—	701,658
Notes and other receivables, net	—	43,874	—	87,834	—	131,708
Deferred tax asset	—	—	—	3,228	—	3,228
Total inventories	—	110,707	6,893	117,161	—	234,761
Other current assets	—	36,591	411	36,846	—	73,848

Total current assets	3,200	287,249	16,621	961,146	—	1,268,216
Properties, net	—	785,157	19,777	640,650	—	1,445,584
Goodwill	40,000	160,497	(164,601)	854,925	—	890,821
Other intangibles, net	—	58,595	10,286	512,162	—	581,043
Investments in joint ventures	—	64,365	—	76,267	—	140,632
Net investments in and advances to subs	1,654,247	2,113,427	—	—	(3,767,674)	—
Non-current deferred tax asset	(34,011)	(50,929)	251,381	1,863	—	168,304
Other non-current assets	5,775	—	—	157,149	—	162,924

Total assets	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$—	$126,073	$1,747	$198,214	$—	$326,034
Accrued salaries and vacations	7,568	52,226	1,798	21,310	—	82,902
Accrued excise taxes	—	8,957	769	186,994	—	196,720
Deferred tax liabilities	—	(16,588)	23,144	(704)	—	5,852
Accrued expenses and other liabilities	36,035	181,247	1,730	307,849	—	526,861
Short-term borrowings and current portion of long-term debt	—	12,157	—	26,371	—	38,528

Total current liabilities	43,603	364,072	29,188	740,034	—	1,176,897
Long-term debt	—	857,315	—	36,363	—	893,678
Long-term deferred tax liability	—	—	—	149,927	—	149,927
Other long-term liabilities	24,442	544,607	54,053	175,886	—	798,988

Total liabilities	68,045	1,765,994	83,241	1,102,210	—	3,019,490
Minority interests	—	—	—	36,868	—	36,868

Total shareholders' equity	1,601,166	1,652,367	50,223	2,065,084	(3,767,674)	1,601,166

Total liabilities and shareholders' equity	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(10,523)	$(17,061)	$48,472	$(116,190)	$(95,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	—	(18,929)	(297)	(49,353)	(68,579)
Proceeds from sales of assets	—	5	361	868	1,234
Cash recognized on merger with Molson	—	—	—	78,075	78,075
Cash expended for merger-related costs	—	(19,246)	—	—	(19,246)
Trade loans advanced to customers	—	—	—	(7,284)	(7,284)
Trade loan repayments from customers	—	—	—	12,079	12,079
Other	—	—	—	14	14

Net cash (used in) provided by investing activities	—	(38,170)	64	34,399	(3,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	45,046	—	—	—	45,046
Dividends paid	(16,223)	—	—	(11,070)	(27,293)
Net proceeds from short-term borrowings	—	—	875,060	17,974	893,034
Net payments on short-term borrowings	—	(14,500)	—	(831,327)	(845,827)
Net payments on commercial paper	—	141,000	—	—	141,000
Proceeds from issuance of long-term debt	—	—	—	509,448	509,448
Payments on debt and capital lease obligations	—	—	—	(528,211)	(528,211)
Change in overdraft balances and other	(2,539)	(2,096)	—	(307)	(4,942)
Premium paid to bondholder in debt reduction	—	—	—	(106,415)	(106,415)
Net activity in investment and advances (to) from subsidiaries	(12,739)	(83,064)	(922,757)	1,018,560	—

Net cash (used in) provided by financing activities	13,545	41,340	(47,697)	68,652	75,840

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	3,022	(13,891)	839	(13,139)	(23,169)
Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	(4,250)	(4,296)
Balance at beginning of year	3,200	16,988	2,552	100,273	123,013

Balance at end of quarter	$6,222	$3,097	$3,345	$82,884	$95,548

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$7,010	$(15,161)	$4,047	$30,357	$26,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	—	(12,547)	(386)	(24,271)	(37,204)
Proceeds from sales of properties	—	558	381	8,931	9,870
Investment in Molson USA, LLC	—	(998)	—	—	(998)
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Trade loans advanced to customers	—	—	—	(8,831)	(8,831)
Trade loan repayments from customers	—	—	—	15,856	15,856
Other	—	—	(86)	—	(86)

Net cash used in investing activities	—	(12,987)	(91)	12,525	(553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	35,585	—	—	—	35,585
Dividends paid	(7,560)	—	—	—	(7,560)
Net proceeds from short-term borrowings	—	—	—	640,714	640,714
Net payments on short-term borrowings	—	(7,000)	—	(640,191)	(647,191)
Net proceeds on commercial paper	—	48,000	—	—	48,000
Payments on debt and capital lease obligations	—	(86,138)	—	—	(86,138)
Dividends paid to minority interests	—	—	—	(2,312)	(2,312)
Change in overdraft balances	—	572	—	36	608
Net activity in investment and advances (to) from subsidiaries	(34,666)	73,180	(4,891)	(33,623)	—

Net cash (used in) provided by financing activities	(6,641)	28,614	(4,891)	(35,376)	(18,294)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	369	466	(935)	7,506	7,406
Effect of exchange rate changes on cash and cash equivalents	—	—	348	347	695
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of quarter	$823	$1,268	$2,262	$23,188	$27,541

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Overall, our first quarter results were mixed. We realized higher consolidated net sales and sales volume for the first quarter of 2005 compared to the first quarter of 2004 but reported a net loss in the 2005 first quarter. The net loss was primarily attributable to lower sales volume in key markets versus a year earlier and special charges related to the recent Molson Coors merger totaling $40.7 million in the quarter. The company's 2005 first quarter results include the business of Molson Inc. following the completion of the merger on February 9, 2005, except for the results of the Brazil business that is included from February 9, 2005 through February 28, 2005. The first quarter of 2004 includes only the results of the former Adolph Coors Company. The company's reported consolidated sales volume and net sales increased in the 2005 first quarter compared to the first quarter 2004 due to the combination of the Molson and Coors businesses.

        For the 13-week first quarter ended March 27, 2005, the merged company reported net sales of $1.1 billion and sales volume of 8,094,000 barrels, or 9,497,985 hectoliters. The company reported a net loss of $46.5 million, or $0.74 per share, during the 2005 first quarter, including special charges.

        The first quarter of 2005 was a challenging industry environment for all of our major businesses, coupled with significant actual and planned changes in the structure of our company:

  •
  Through the Merger with Molson, we became the fifth largest brewer, by volume, in the world.

  •
  Because of the Merger, we realigned our reporting segments into the United States, Europe, Canada and Brazil. We continue to have one Corporate cost center.

  •
  We took steps to capture costs synergies anticipated in the Merger by announcing the planned closing of our Memphis brewery and the upsizing of the brewery we are building in Virginia.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the thirteen week period ended March 27, 2005, and March 28, 2004, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 26, 2004.

        We have realigned our reporting segments as a result of the Merger. For comparability, we have adjusted the prior period presentation to reflect the new segment structure post-Merger.

United States (U.S.)

        The U.S. segment includes the production, marketing, and sale of the Coors portfolio of brands in the United States, Mexico, the Caribbean, and its territories, including the results of the RMMC and RMBC can and bottle joint ventures consolidated in 2004 under FIN 46R. This segment also includes the sale of Molson products in the U.S.

Europe

        The Europe segment includes the production, marketing and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R in 2004), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland. It also includes the small amount of Coors brands sold in Asia.

Canada

        The Canada segment includes the production, marketing and sale of the Molson brands and Coors Light, principally in Canada; our joint venture arrangement related to the distribution of beer in Ontario and the western provinces, Brewers Distribution Limited (BDL).

Brazil

        The Brazil segment includes the production, marketing and sale of the Kaiser and Bavaria brands in Brazil.

THE UNITED STATES SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004	% Change
	(In thousands, except percentages)
Volume in barrels	4,794	4,869	(1.5)%

Net sales	$524,973	$519,903	1.0%
Cost of goods sold	(331,427)	(331,196)	0.1%

Gross profit	193,546	188,707	2.6%
Marketing, general and administrative	(171,479)	(169,075)	1.4%
Special charges	(7,447)	—	—

Operating income	14,620	19,632	(25.5)%
Other income, net	76	1,206	(93.7)%

Income before income taxes(1)	$14,696	$20,838	(29.5)%

(1)
Income before income taxes in 2005 and 2004 includes $2.1 million and $2.4 million, respectively, of the minority owners' share of income attributable to the RMMC and RMBC joint ventures.

Net sales and volume

        Base U.S. sales volume was lower by 175,000 barrels, resulting in a decrease to net sales of $18 million. This decrease was largely due to inventory builds at our U.S. distributors at the end of the first quarter of 2004, boosting sales in the prior year's quarter. This decrease was offset by the inclusion of sales volume of the MUSA joint venture from February 9, 2005, to March 27, 2005, which contributed 100,000 barrels to net sales, or $11 million. The MUSA joint venture was previously accounted for by the equity method of accounting, and our pickup of its income or loss was included in Other income. MUSA is consolidated from the date of the Merger. Pricing in the U.S. was also a positive factor, contributing approximately $11.6 million to the top line in the first quarter of 2005.

Cost of goods sold

        Cost of goods sold was flat in whole dollar terms from year to year, but was up 1.6% on a per barrel basis. Inflation was a primary factor impacting cost of goods sold in the first quarter, with higher costs for fuel and freight ($5 million) and costs for cans and bottles ($6 million) having the largest impacts. Loss of fixed cost leverage due to lower sales volumes was also a negative factor. Offsetting these factors were improvements in labor productivity at all three U.S. production facilities ($4 million), lower finished goods losses than in 2004 ($2 million), when the new supply chain systems were impacting this area, freight process improvements ($2 million), and packaging material initiatives ($1 million).

Marketing, general and administrative expenses

        Marketing, general and administrative costs were higher by $2.4 million, or 3% per barrel, due primarily to the inclusion of these types of costs from MUSA being fully brought into our operations statement on a consolidated basis.

Special Charges

        Special charges consist primarily of expenses associated with the planned closure of the Memphis brewing facility and restructuring in the Golden business. We have accelerated depreciation on Memphis assets to the planned closure date, resulting in an incremental $3.7 million of expense in the quarter. Retention and planned severance costs accounted for an additional $2.5 million, and the write-off of abandoned construction projects resulted in $1.2 million of expense.

Other Income (Expense), net

        Other income was lower due to the receipt of accelerated royalty payments from a previously owned coal mine, offset by losses from the MUSA joint venture in 2004.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004	% Change
	(In thousands, except percentages)
Barrels of beer and other beverages sold	2,041	2,171	(6.0)%

Net sales	$327,131	$391,627	(16.5)%
Cost of goods sold	(224,054)	(280,548)	(20.1)%

Gross profit	103,077	111,079	(7.2)%
Marketing, general and administrative expenses	(109,136)	(108,009)	1.0%
Special charges	(3,629)	—	—

Operating (loss) income	(9,688)	3,070	(415.6)%
Interest income	3,576	4,228	(15.4)%
Other expense, net	(4,353)	(2,476)	75.8%

(Loss) income before income taxes and minority interest(1)	$(10,465)	$4,822	(317.0)%

(1)
Income (loss) before income taxes includes $565 ($440, net of tax) and $779 ($545, net of tax) for the thirteen weeks ended March 27, 2005 and March 28, 2004, respectively, that represents the minority owners' share of income attributable to the Grolsch joint venture.

Net sales and volume

        Sales volume for the quarter decreased (6.0%) from the previous year. This volume decline was driven by three main factors of roughly equal impact. First, the UK beer market declined by more than (2%) versus a year earlier; reflecting weak consumer spending in the UK. Second, retail inventory dynamics saw retailers increase inventory in the first quarter of 2004 ahead of an excise tax increase, and decrease inventory in 2005 coming out of year-end holidays, partially offset by the favorable timing of Easter, which was in the first quarter of 2005 compared to the second quarter of 2004. Third, the competitive environment in the On-trade has heated in recent months, with heavier discounting from other brewers combined with the introduction by other brewers of brands that compete directly with Carling Extra Cold.

        Net sales for the Europe segment decreased $65 million, or 16.5%, in the first quarter of 2005. Year-on-year movements in net sales and net sales per barrel were again impacted by the reduction of factored brand sales that are included in net sales but not in reported volumes. This was exacerbated in the quarter by a change in business arrangements with one major factored brand supply contract that necessitated recording such activity on a net versus gross basis in net sales, which caused an incremental reduction to both net sales and cost of goods sold of approximately $50 million with no net impact on gross profit.

        Excluding factored brand sales, net sales per barrel increased approximately 2.5% in local currency, driven by positive on-trade pricing partly offset by adverse channel and brand mix.

Cost of goods sold and gross profit

        Cost of goods sold decreased $56 million or 20.1% in the first quarter of 2005 compared to 2004. The large decrease was as a result of the change that reduced factored cost of goods sold by approximately $50 million combined with the impact of the volume decreases on both owned and factored brands, partially offset by the impact of currency appreciation.

        As with net sales per barrel, cost of goods sold per barrel is also impacted by the level of factored brand costs included in cost of goods sold but excluded from reported volumes. Excluding factored brands, cost of goods sold per barrel increased approximately 4% in local currency, driven by the de-leveraging of our fixed costs relating to lower volume.

        Gross profit in the Europe segment decreased 7.2%, and excluding the impact of foreign exchange, gross profit decreased approximately 10%. Gross profit as a percentage of net sales was 31.5% in 2005, compared to 28.4% in 2004.

Marketing, general and administrative expenses

        Europe Marketing, general and administrative expenses increased 1.0% in the first quarter of 2005 compared to 2004. Adjusting for movements in foreign exchange rates, Marketing, general and administrative expenses decreased 2.1%, primarily due to changes in the timing of advertising expense and lower promotion expense.

Special items

        The special item in 2005 relates to an impairment charge for obsolete assets in the U.K.

Other expense

        The increase in Other expense in 2005 was primarily a result of a decline in Tradeteam operating performance.

Interest income

        Interest income is earned on trade loans to UK on-trade customers. Despite currency appreciation, interest income decreased (15.4%) in the first quarter of 2005 as a result of lower customer loan balances in 2005.

THE CANADA SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004	% Change
	(In thousands, except percentages)
Barrels of beer and other beverages sold	875	—	—

Net sales	$196,331	$12,463	1,475.3%
Cost of goods sold	(134,163)	—	—

Gross profit	62,168	12,463	398.8%
Marketing, general and administrative expenses	(45,787)	—	—

Operating income	16,381	12,463	31.1%
Other income (expense), net	(706)	36	N/M

Income before income taxes and minority interest	$15,675	$12,499	25.4%

        Our Canada segment consists primarily of the Molson Canada beer business, which became part of our company as a result of the Merger. Molson is Canada's largest beer company. Molson's primary brands include Molson Canadian, Molson Export, Molson Dry, Rickard's, Black Label and Carling. Molson also brews and sells Coors Light in Canada, where it is the leading brand in the light beer category. Prior to the Merger, the Coors Light brand was managed by the Coors Canada partnership, which was a joint venture between Molson and Coors. Molson brewed and sold Coors Light under contract with the venture, which was responsible for marketing the brand. The Coors Canada partnership was dissolved into the Canadian business effective with the Merger.

        The Canadian brewing industry is composed principally of two major brewers whose combined market share is approximately 84%. Molson operates primarily in the premium beer segment in Canada, and to a lesser extent in the super premium and discount segments. Molson Canada operates five breweries in Canada. In April 2005, we announced the acquisition of Creemore Springs Brewery, located in Ontario, Canada. Creemore produces a super-premium brand, which is sold in Canada. The purchase price was Cdn. $24 million.

        The amounts shown above for the Canada segment represent the consolidated results for Molson Canada from the period beginning with the date of the merger, February 9, 2005, through March 27, 2005. For the period beginning December 27, 2004, through February 8, 2005, the results include Coors' (pre-merger) one-half share of the income from the Coors Canada partnership.

        The Canada segment experienced a challenging quarter. The total Canadian beer market declined about 2% year over year, driven by the cancellation of the professional hockey season, new smoking bans in some markets, and especially cold weather in the East.

        Pro forma net sales per barrel (the full three month period from January through March, including the period prior to the merger) decreased 1.9% in local currency, driven by unfavorable sales mix toward value brands, partially offset by favorable pricing. Molson Canada's cost of goods sold have increased due to higher distribution costs, fixed costs de-leveraging due to lower volume, and materials rate inflation, offset by cost reduction programs. The reported amounts also include the impact of purchase price accounting adjustments in cost of goods sold and marketing, general and administrative expenses as a result of Molson being identified as the acquired company in the Merger for accounting purposes. Costs in the first quarter of 2005 were impacted significantly by a step-up of inventory to fair value and increased depreciation and amortization as a result of fair value increments on fixed assets and intangible assets.

THE BRAZIL SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004	% Change
	(In thousands, except percentages)
Barrels of beer and other beverages sold	384	—	—

Net sales	$15,710	$—	—
Cost of goods sold	(10,470)	—	—

Gross profit	5,240	—	—
Marketing, general and administrative expenses	(6,651)	—	—

Operating loss	(1,411)	—	—
Interest expense	(1,162)	—	—
Other income (expense), net	(9)	—	—

Loss before income taxes and minority interest	$(2,582)	$—	—

        Our Brazil segment consists of the Kaiser beer business, which became part of our company as a result of the merger of Coors and Molson in February 2005. Kaiser is the third largest brewer in Brazil. Kaiser's primary brands include Kaiser Pilsen and Bavaria, with Kaiser Pilsen representing 75% of volume. Kaiser's other brands include Santa Cerva, Kaiser Summer Draft, Kaiser Bock, Xingu and Bavaria Premium. Kaiser's licensed brands in Brazil include Heineken and Sol. Kaiser operates eight breweries in Brazil and its products are distributed by the Coca-Cola bottler network jointly with soft drinks to small and medium sized retailers. The Company directly services large hyper-and supermarkets.

        The Brazilian brewing industry is dominated by one major competitor who holds approximately two-thirds of the country's market share, with Kaiser holding an approximate 10% market share. Kaiser's sales are concentrated in the south and southeast regions of Brazil.

        The amounts shown above for the Brazil segment represent the consolidated results for Kaiser Brazil from the period beginning with the date of the merger, February 9, 2005, through February 28, 2005. This is done as the company has elected to adopt a convention of reporting Brazilian results one month in arrears due to variations in the companies' reporting calendars prior to the merger.

        The Brazil segment continued to struggle with poor volume and share performance. Beer volume declined 7.1% on a pro forma basis versus a year ago (the full three month period from December through February, including the period prior to the merger). However, the lead brand, Kaiser Pilsen, declined in only the low-single digits. Pro forma revenue per barrel in local currency improved by 10% due to improved pricing in 2004. Profitability in general remains a problem. Management is considering various courses of action with regard to the Kaiser business.

CORPORATE

        Corporate includes interest and certain other general and administrative costs that are not allocated to any operating segments. Corporate contains no sales or cost of goods sold, although certain royalty income and administrative costs are absorbed by Corporate. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Thirteen Weeks Ended
	March 27, 2005	March 28, 2004	% Change
	(In thousands, except percentages)
Net sales	$—	$—	—
Cost of goods sold	—	—	—

Gross profit	—	—	—
Marketing, general and administrative expenses	(10,968)	(6,729)	63%
Special charges	(29,624)	—	—

Operating loss	(40,592)	(6,729)	503.2%
Interest expense	(24,241)	(19,766)	22.6%
Other expense	(882)	(585)	N/M

Loss before income taxes(1)	$(65,715)	(27,080)	142.7%

(1)
Loss before income taxes includes $320 and $440 for the thirteen weeks ended March 27, 2005 and March 28, 2004, respectively, and represents the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased due primarily to the addition of certain corporate and administrative costs incurred in Canada following the Merger on February 9, 2005.

Special charges

        The special charges shown above resulted primarily from costs associated with 12 Coors officers who elected to leave the company following the merger as a result of their exercising rights under change in control agreements. These costs included $18.3 million of severance and related cash benefits, $3.1 million of pension benefits, and $5.8 million of non-cash stock compensation expense associated with changes to these officers' stock options. The remaining special charges are associated primarily with one-time costs associated with the merger.

Interest expense

        Interest expense is higher in 2005 primarily as a result of approximately $1.6 billion of new debt incurred as a result of the merger on February 9, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of March 27, 2005, we had negative working capital of $999.5 million compared to negative working capital of $115.9 million at March 28, 2004. We had total cash of $95.5 million at March 27, 2005, compared to $123.0 million at December 26, 2004. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors."

Operating activities

        Net cash used in operating activities of $95.3 million for the thirteen weeks ended March 27, 2005, decreased $121.6 million from the comparable period last year. The decrease is attributable primarily to changes in working capital and other assets and liabilities, which amounted to $91.8 million. Payments on accounts payable and accrued liabilities in the Europe segment accounted for over half of this change. Payments on accrued liabilities in Canada accounted for most of the remainder, as a result of the settlement of merger-related accruals.

Investing activities

        During the thirteen weeks ended March 27, 2005, net cash used in investing activities was $3.7 million compared to $0.5 million net cash used in the same period last year. Capital expenditures were higher by $31.4 million, due primarily to the inclusion of Molson in 2005 amounts. Merger-related costs of $19.2 million were also included in 2005. Offsetting these outflow increases was an increase in cash acquired of $57.2 million, as cash acquired in the Molson merger exceeded cash acquired upon initial consolidation of joint ventures due to FIN 46 in 2004.

Financing activities

        Net cash provided by financing activities was $75.8 million for the thirteen weeks ended March 27, 2005, compared to $18.3 million net cash used for the same period last year. Net borrowings on debt were $63.0 million in the first quarter of 2005 versus net repayments on debt of $44.6 million during the same period of 2004. Dividends paid to shareholders were higher by $20.0 million in 2005, offset by higher proceeds from stock option exercises of $9.4 million.

Debt Structure

        Our total long-term borrowings as of March 27, 2005, and December 26, 2004, were composed of the following:

	As of
	March 27, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)(4)	$897,067	$12,500

Senior notes(2)	$849,791	$856,971
Commercial paper(3)	140,737	—
Credit facility(5)	509,769	—
Other notes payable(6)	246,371	62,735

Total long-term debt (including current portion)	1,746,668	919,706
Less: current portion of long-term debt	(25,062)	(26,028)

Total long-term debt	$1,721,606	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans, overdraft facilities and and a bridge loan facility [see (4) below].

	Outstanding balance at
	March 27, 2005	December 26, 2004
	(In millions)
Bridge Loan [See (4) below]	$877.0	$—
US Dollar Lines of Credit
Two lines totaling $50 million	$—	$12.5
Interest rates	3.40%	2.95%
Great British Pound Lines of Credit
Three lines totaling 30 million GBP ($56.1 million)	$—	$—
Interest rates	5.30%	5.54%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($10.3 million)	$—	$—
Interest rates	1.00%	1.00%
Canadian bank overdrafts	$6.3	$—
Brazil short-term bank loans	$13.8	$—
Interest rates	20.00%

Total short-term borrowings	$897.1	$12.5

(2)
On May 7, 2002, CBC completed a placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes were priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes are guaranteed by Molson Coors Brewing Company and certain subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of March 27, 2005, we were in compliance with all of these restrictions.

(3)
In June 2003, we issued approximately $300 million in commercial paper. At March 27, 2005, and December 26, 2004, we had $140.7 million and $0.0 million outstanding, respectively. All of our commercial paper balance is classified as long-term as of March 27, 2005 and is backstopped by our five-year credit facility. As of March 27, 2005, and December 26, 2004, the interest rates on our commercial paper borrowings ranged from 2.3% to 2.84%, with a weighted average of 2.65%; and from 1.18% to 2.40%, with a weighted average of 1.50%, respectively. As of March 27, 2005, $141 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program. [See (5) below] This line of credit has a five-year term expiring 2010.

(4)
In February 2005, we entered into a $1.3 billion bridge loan credit facility available in both Canadian dollars and Euros, which was initially used to refinance the payment of the special dividend debt incurred by Molson immediately prior to the Merger and to refinance various issues of Molson's existing debt. See Note 2. The bridge loan borrowings accrue interest at variable rates, which are indexed to the CDOR (Canadian Depository Overnight Rates), plus a spread based on Molson Coors' long-term bond rating. At March 27, 2005, the interest rate on outstanding borrowing was 3.04%. The bridge loan credit facility expires in February 2006.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility, which was used to refinance the special dividend debt. Draws against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At March 27, 2005, the average effective interest rate for all borrowings outstanding was 3.02% and we had $509.8 million outstanding. The credit facility expires in March 2010. We plan to replace this facility with long-term debt.

(6)
Other notes payable consist of the following:

	Outstanding balance at
	March 27, 2005	December 26, 2004
	(In millions)
Notes payable, donominated in
Euros	$20.9	$21.8
Interest rate	5.39%	5.39%
Maturity	October 2005	October 2005
Notes payable issued by
RMMC joint venture (See note 6)	$40.9	$40.9
Interest rate	7.20%	7.20%
Maturity	December 2013	December 2013
Notes payable issued by
BRI joint venture denominated in Canadian dollars (See Note 8)	$161.3	$—
Plus: premium added in purchase accounting	$16.3	$—
Interest rate	7.50%	7.50%
Maturity	June 2011
Notes payable issued by Kaiser
in Reals	$7.0	$—
Interest rate	14.0%	—
Maturity	December 2008 and June 2009	—

Total other notes payable	$246.4	$62.7

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of March 27, 2005:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$2,643,735	$922,129	$149,142	$8,404	$1,564,060
Interest payments(2)	1,188,328	125,995	276,766	266,203	519,364
Derivative payments(2)	1,429,091	71,153	136,359	136,359	1,085,220
Retirement plan expenditures(3)	339,001	226,035	29,652	25,363	57,951
Operating leases	265,620	53,380	83,058	46,861	82,321
Capital leases(4)	7,552	4,823	2,124	605	—
Other long-term obligations(5)	4,245,799	1,271,527	1,351,918	827,216	795,138

Total obligations	$10,119,126	$2,675,042	$2,029,019	$1,311,011	$4,104,054

(1)
Refer to debt schedule in Note 10 for long-term debt discussion.

(2)
The "interest payments" line includes interest on our bonds, commercial paper and other borrowings outstanding at March 27, 2005, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, including the £530 million ($922.7 million at current exchange rates) principle exchange due to the cross currency swap counterparty in 2012, but excludes our receipt of $774 million on the same swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,238.3 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows:

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$1,379,085	134,239	287,307	276,744	680,795
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004. The EDS contract includes services to our Americas and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $2.4 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $1.0 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$47,652	$28,429	$18,837	$386	$—

CONTINGENCIES

        Kaiser is party to a number of claims from the Brazilian tax authorities involving federal excise, social contribution and value-added state taxes. We have made a preliminary evaluation of these contingencies as part of our allocation of the purchase price following the merger, resulting in a recorded estimated liability of $176 million. An additional $65 million of claims has been specifically identified for further evaluation as to the probability of loss but are not considered probable as of March 27, 2005. Beyond these amounts, there are $273 million of claims whose probability of loss was considered remote. We intend to evaluate in detail the legal issues involved in these pre-acquisition contingencies during the allocation period. It is possible that actual amounts payable resulting from assessments by tax authorities could be materially different from the liabilities recorded.

        Molson sold the Montreal Canadiens professional hockey club to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition,

Molson has given certain undertakings to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the hockey club and the entertainment business at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were $75.5 million at March 27, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are based on prevailing interest rates and changes in the consumer price index. Our evaluation of these issues for the purpose of allocating purchase price is preliminary as of March 27, 2005. See Note 2 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Canadian Pension Plans

        Molson and BRI have various retirement plans for their employees that we are accounting for in accordance with SFAS 87 and SFAS 106, after the Merger. Opening balance sheet obligations totaled approximately Cdn. $556.4 million (US $456.7 million), which represented the underfunded position of the plans on February 9, 2005. We estimate total expense in 2005 will be Cdn. $39.2 million (US $32.2 million).

        We retained an actuary to value the various pension obligations for purchase accounting, as of December 31, 2004, which is consistent with Coors' measurement date for its other retirement plans. In calculating the valuations, we used the following assumptions:

  •
  Discount rate 5.75%

  •
  Expected return on assets 7.9%

  •
  Salary Scale 3%

  •
  Healthcare cost increases 10% currently, declining to 5% over the next 7 years.

        In selecting the expected return on assets assumption, we considered investment returns by asset class and applied the relevant asset allocation percentages. The discount rate used is based on prevailing yields of high-quality corporate fixed income investments and relevant indices in Canada.

Stock Option Valuation

        SFAS 123R, when effective, will require us to recognize stock option compensation expense for all options granted to employees. Because our options are not traded on a market, we will be required to value option grants using an option pricing model. We currently use the Black Scholes model to calculate pro forma expense for financial statement disclosure purposes. As such, we determine various assumptions for use in the model, including expected term, discount rate, volatility and dividend yield.

        We use historical volatility over the expected term of our options, which is 3.5 years for the general population and 7.0 years for Section 16B officers. We have determined expected terms for both groups using historical option exercises. In light of our recent Merger and the upcoming effectiveness of SFAS 123R, we are re-examining the ways we determine our assumptions and the possibility of changing our option pricing model. We have not yet determined the effect a different option pricing model would have on our results of operations.

Principal vs. Agency Relationship

        Our U.K. business (CBL) engages in the distribution of certain products other than our owned or licensed beer brands (the "factored brand business"). Most factored brands business occurs by CBL purchasing factored brand inventory, filling orders from customers for such brands, and invoicing customers for the product and related costs of delivery. We have evaluated EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and determined that the result of this business should be reported on a gross basis in the operations statement. However, CBL's relationship with its single largest multiple on-trade customer changed in such a way to drive net reporting as an agent for that customer, due primarily to the transfer of credit risk to the supplier of the factored brands themselves. This item is discussed as a variance explanation in the Europe segment Results of Operations section of this MD&A.

Income Tax Assumptions

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are effective.

        We have not elected to permanently re-invest our foreign earnings in accordance with Accounting Principles Board No. 23. As a result, we have computed the tax liability (U.S. and withholding taxes), if any, that would apply on the un-remitted earnings of our UK and Canadian subsidiaries as if they were repatriated. In conjunction with this calculation, we estimate associated earnings and profit adjustments, potential foreign tax credits and cumulative translation adjustments relating to the foreign exchange rates.

        We do not provide deferred taxes on certain outside basis differences in our acquired foreign subsidiaries' stock, Coors Brewers Limited (CBL), and Molson Inc. This outside basis difference is permanent in duration under SFAS 109 because we do not intend to take any action that would result in recognizing the gain inherent in certain book-over-tax basis differences. As a result, differences between book and tax treatment of operations statement items in our UK and Canadian business are treated as permanent. An example of these differences is depreciation and amortization expense. This treatment increases the volatility of our effective tax rate due to the difficulty in forecasting these items. Events such as sales or other dispositions of assets, or impairments of goodwill or indefinite-lived assets for book purposes, could significantly increase our effective tax rate.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the acquisition of CBL and Molson merger that relate to deferred taxes arising from that acquisition would reduce goodwill, unless the reduction was caused by a change in law, in which case the adjustment would impact earnings.

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record these costs in our operations statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options.

        The Merger triggered immediate vesting of all stock options, including those to acquire Molson stock held by former Molson option holders (excluding certain options held by the former Molson CEO, as discussed in Note 5). The vesting of Coors options are reflected in the notes to the first quarter financial statements as pro forma expense presented above. Therefore, compensation expense recognized beginning in 2006 will only reflect new option grants after the Merger, and could be impacted by provisions of change in control agreements. See related Note 15.

SFAS No. 128 "Earnings Per Share"

        Statement of Financial Accounting Standard No. 128 (SFAS No. 128) is expected to be revised. We adopted SFAS No. 128 when it became effective in 1997 and will adopt its revised provisions when they become effective. For our year-to-date diluted calculations, we currently use a quarterly average stock price. Under the revisions to SFAS No. 128, we will be required to use a year-to-date average stock price. The new standard will require retrospective presentation of diluted earnings per share upon implementation, meaning that prior periods' earnings per share will be adjusted to conform to the same method of calculation.

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

SFAS No. 153 "Exchanges of Nonmonetary Assets"

        SFAS No. 153 is an amendment to APB Opinion No. 29 that will be effective for us in the third quarter of 2005. The standard tightens the general exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We do not believe that the standard will have a significant impact on our financial results when implemented.

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

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2005" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, proposed synergies, cost reduction strategies and anticipated results, our expectations for funding our 2005 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital to meet working capital, and our strategies, are forward-looking statements.

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. In particular, our future results could be affected by the substantial amount of indebtedness remaining from financing the acquisition of the CBL business in the United Kingdom and the merger with Molson. Our increased debt could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn in our business and place us at a competitive disadvantage relative to less leveraged competitors. You should not place undue reliance on forward-looking statements. We do not promise to notify you if we learn that our assumptions or projections are wrong for any reason. We do not undertake to update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from any forward-looking statements.

RISK FACTORS

        The reader should carefully consider the following factors (which include risks specific to our merged business with Molson) and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

  •
  Because we will continue to face intense global competition, operating results may be negatively impacted.

  •
  We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, technologies, sales and other aspects of the businesses of Molson and Coors.

  •
  Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.

  •
  We have indebtedness that is substantial in relation to our stockholders' equity, which could hinder our ability to adjust to rapid changes in market conditions or to respond to competitive pressures.

  •
  We are highly dependent upon Coca-Cola franchise bottlers and distributors in Brazil to sell and deliver our products, with no assurance that those distributors will effectively sell our products.

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

  •
  Increased consumer preference for lower-priced, value segment beer brands.

  •
  If the contract we have with our current information technology service provider fails, we could experience significant disruption in our business.

  •
  We are and will continue to be subject to various contingent tax, environmental and other liabilities and cannot predict with certainty that our reserves for those liabilities will be sufficient. If actual costs for these contingent liabilities are higher than expected, we could be required to accrue for additional costs, specifically with respect to claims from Brazilian tax authorities, the process for settlement of such claims is uncertain, and we cannot predict the timing or amount of payments that may be required in such settlements.

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

  •
  Our primary production facilities in the United States and Europe are each located at a single site, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.

  •
  We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products.

  •
  Loss of key members of management could negatively affect our ability to successfully integrate or successfully operate our business.

  •
  If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to the Company or favored by other stockholders.

  •
  Molson has recently incurred losses in its Brazilian operations, recorded restructuring and impairment charges, and could suffer further charges as a result of the Brazilian operations, which could have a material adverse effect on our combined results of operations.

  •
  Pursuant to certain undertakings given to the lenders in support of the entity that owns the majority of the entertainment business and the Montreal Canadiens professional hockey club (purchased from Molson in 2001), Molson shall exercise control over the entity that owns the hockey club at predetermined conditions, subject to NHL approval, if the entity does meet its obligations under various agreements.

  •
  Changes in the profitability of our U.K., Canadian and Brazilian operations could negatively impact our ability to utilize credits for foreign taxes in the United States and significantly impact our tax expense.

        The foregoing list of important factors is not all-inclusive. While we have estimated and accrued for costs expected to be incurred in connection with our contingent liabilities, if actual costs are higher than expected, we could be required to accrue for additional costs and make additional cash payments.

OUTLOOK FOR 2005

U.S.

        Growing the Coors Light brand is the main priority in 2005 for the U.S. business, and new advertising will be in place during the summer peak season. We also plan to introduce packaging and product innovations in time for peak season. We are monitoring the U.S. beer pricing environment closely. Pricing was solid in the first quarter, as indicated by trends in net revenue per barrel. We have recently seen some unusual competitive activity in a couple of major beer markets. We expect sales mix to have a modest negative impact this year on revenue per barrel.

        Inflation presents a large challenge during 2005, as rising fuel costs continue to increase our freight, utility and packaging costs. However, we continue to focus on labor and other productivity initiatives to offset these rising costs.

        We expect to incur special charges throughout 2005 and 2006 associated with the anticipated closure of the Memphis brewery in early 2007. These include accelerated depreciation associated with Memphis brewing assets ($7.0 million incrementally per quarter anticipated during 2005), and retention and severance amounts being earned by salaried employees in Memphis currently. We are currently not accruing expenses associated with hourly workers who will be impacted by the closure; however, future negotiations may result in expenses associated with those employees. Similarly, we may have a funding obligation associated with the hourly employees' multi-employer pension plan at the time of the plant closure. We are not able to estimate this potential obligation.

Europe

        Following a difficult first quarter in Europe, we anticipate that both our on-trade and off-trade channel business will grow both volume and share over the full balance of the remainder of the year. The second quarter, however, has had a soft start and there are challenging volume comparisons due to the Euro 2004 football (soccer) tournament last year. The volume comparison in the third quarter is anticipated to be less challenging as we lap the relatively cool summer weather in the UK in 2004. Progressively over the balance of the year, we anticipate seeing the benefit of various sales initiatives and major on-trade contract wins.

        We also anticipate that shifts in our factored brand sales (beverage brands owned by other companies but delivered to retail by us) will continue to have an adverse financial impact during the remainder of 2005.

        We anticipate that the continued mix shift toward the lower margin off-trade channel will again negatively impact our gross margins during 2005. In addition, in the year so far we have seen increased competitive pressure on our margins that we anticipate will continue through the balance of the year.

        We are also seeing some escalating pressure on our costs. In particular, the implementation in the UK of the European Working Time Directive is expected to give us upward pressure on our distribution costs as the number of hours that drivers are allowed to work becomes more restricted. We expect inflationary cost increases to be partly offset by continued efficiency improvements in the supply chain.

        Marketing, general and administrative spending is likely to increase in local currency in 2005 as we continue to refocus marketing spend behind our core brands. We will also incur increased marketing costs as we launch Coors Fine Light Beer in Russia. We also expect increased labor costs and depreciation on dispense equipment, which stems from the strong on-trade growth we achieved in 2003 and 2004.

        Other expense-net is expected to increase in 2005 due to the continued pressures on Tradeteam operating performance.

Canada

        Over the balance of 2005, the Canadian business unit will focus on stabilizing year-over-year volume, primarily through renewed focus and investment on our premium brands and core portfolio. Coors Light continues to grow, despite competitive pressures, with strong momentum in Quebec and the Atlantic region.

        We anticipate that the mix shift toward the lower-margin value products in the home consumer channel will continue to negatively impact our gross margins throughout 2005. In addition, in the year so far we have seen increased competitive price discounting, which we anticipate will continue through the balance of the year, resulting in further margin pressure. To address the challenge presented by the value segment, we have increased our investment behind new, fully integrated marketing and sales promotion programs for Molson Canadian and Coors Light, our two largest brands in Canada.

        We anticipate smaller general price increases than in recent years, which should assist in stabilizing value segment trends. However, existing price gaps between deep discount value and mainstream premium brands is the single largest risk to our ability to stabilize year-over-year profitability.

        Marketing, general and administrative spending is likely to increase in local currency in 2005 as we continue to refocus marketing spend behind our core brands and increase investment in fully integrated marketing and sales promotion. We plan to increase our direct brand spend significantly on Molson Canadian, Coors Light, Molson Dry and Rickard's. We have recently appointed a new advertising agency for Molson Canadian, and the enhanced spend will support new recently launched advertising campaigns on Canadian. New campaigns are also being developed for Molson Dry and Rickard's. Sales trade spend remains a critical area of cost increases over and above inflation. These increases are driven primarily from the escalating cost of on-premise and retail channel, particularly in Quebec. Progressively over the balance of the year, we anticipate seeing the benefit of various retail sales initiatives and increased marketing spend.

        We will continue to experience an increase in non-cash costs associated with increased depreciation and amortization of fair value increments resulting from the merger accounting totaling approximately $18.0 million per quarter. We are focused on Synergy projects recently rolled out and committed to delivering the targets.

        As in the United States, inflation will be a challenge during 2005, as rising fuel costs and increased labor costs in certain aspects of the supply chain continue to put pressure on our production and distribution costs. However, we continue to focus on achieving desired synergy savings as well as continued costs savings from other previously identified programs.

Brazil

        Our strategic assessment of the Brazil business has focused on the health of the Kaiser brand, our relationship with distribution partners, our ability to reduce operating costs, and gaining a perspective on the contingent tax liabilities to better project future profitability and cash flows. This assessment has not yet been completed. During this evaluation period, the Kaiser management team is operating the business aggressively and energetically.

Corporate

        Corporate segment interest expense in the last three quarters of 2005 is expected to approximate $35 million per quarter as we pay down debt and benefit from a more streamlined and lower-cost debt structure.

Income Taxes

        We anticipate that our 2005 effective tax rate will be in the range of 10% to 15% due in large part to the one-time tax benefit from the merger structure. Without this one-time tax benefit the rate would have been in the 20% to 25% range. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are British pound sterling (GBP), Canadian dollar (CAD), Brazilian real (BRL), the Euro and Japanese yen (YEN).

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's), except in Brazil, which is somewhat difficult to comply with this standard. In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At March 27, 2005, no collateral was posted by our counterparties or us.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques: sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

        We use Value-at-Risk to monitor the foreign exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign exchange rates and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value at risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $9.9 million and $10.7 million at March 27, 2005, and December 26, 2004, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
March 27, 2005
Foreign currency management
Forwards	$121,996	$(8,134)	4/05-11/06
Cross currency swap	922,717	(222,832)	4/05-5/12
Commodity pricing management
Swaps	72,187	12,048	4/05-5/06
Interest rate pricing management
Interest rate swaps	1,063,127	10,529	6/05-5/12

Total		$(208,389)

December 26, 2004
Foreign currency management
Forwards	$57,538	$(1,603)	01/05-11/06
Cross currency swap	773,800	(237,046)	05/12
Commodity pricing management
Swaps	67,134	16,877	02/05-02/06
Interest rate pricing management
Interest rate swap	201,200	9,490	05/12

Total		$(212,282)

        Maturities of derivative financial instruments held on March 27, 2005, are as follows (in thousands):

2005	2006	2007 and thereafter	Total
$(253)	$1,126	$(209,262)	$(208,389)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	March 27, 2005	December 26, 2004
	(In millions)
Foreign currency risk: Forwards, swaps	$(9.6)	$(6.6)
Interest rate risk: Debt, swaps	$(45.4)	$(30.7)
Commodity price risk: Swaps	$(7.7)	$(8.4)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 27, 2005, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal control over financial reporting

        The merger of Molson and Coors occurred after the fiscal year 2004 and therefore our Molson Canada and Kaiser Brazil business units will complete requirements under Internal Control over Financial Reporting Section 404 of the Sarbanes-Oxley Act of 2002 as of fiscal year end 2006. This effort is in progress and we are not aware of any material weaknesses in internal control over financial reporting. There were no other changes in internal controls in the first quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At Special Meeting of Stockholders of the Adolph Coors Company ("Coors") held January 19, 2005, the following matters were voted on:

        A proposal to adopt a restated certificate of incorporation of Coors which included the following proposals, which were approved by the votes of stockholders of each class entitled to vote on the matters as set forth below:

1.
to change the company's name to "Molson Coors Brewing Company" from "Adolph Coors Company";

Class A only:	For 1,260,000	Against 0	Abstain 0
2.
to increase the number of authorized shares of Class A common stock and Class B common stock to 500,000,000 for each class;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,677,709	Against 467,867	Abstain 593,462
3.
to authorize the creation of one share each of special Class A voting stock and special Class B voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares, respectively, will exercise their voting rights with respect to the combined company;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,567,107	Against 578,258	Abstain 593,573
4.
to include additional governance and corporate actions among the actions requiring the approval of the holders of the Class A common stock and the special Class A voting stock (acting upon the instructions of the holders of Class A exchangeable shares), voting as a single class;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,514,891	Against 629,038	Abstain 595,009
5.
to provide that no dividend may be declared or paid on the Class A common stock or Class B common stock unless an equal dividend is declared or paid on the Class B common stock or Class A common stock, as applicable;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,728,896	Against 416,060	Abstain 593,982
6.
to provide that shares of Class A common stock will be convertible at the election of the holder into shares of Class B common stock;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 22,718,784	Against 426,030	Abstain 594,124

7.
to provide that shares of Class B common stock will be convertible into shares of Class A common stock in limited circumstances relating to specified offers which are not made to holders of Class B common stock;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,719,676	Against 424,635	Abstain 594,327
8.
to provide that holders of the Class B common stock and the special Class B voting stock (acting upon the instructions of the holders of Class B exchangeable shares), voting as a single class, will be entitled to elect three members of the Molson Coors board of directors;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,568,911	Against 576,093	Abstain 594,634
9.
to provide for a nominating committee, related nominating procedures and procedures for filling vacancies on the Molson Coors board of directors not previously provided for in the existing Coors certificate of incorporation;

Class A only:	For 1,260,000	Against 0	Abstain 0
10.
subject to the right of the holders of Class B common stock and special Class B voting stock (acting upon the instructions of the holders of Class B exchangeable shares) to vote on any charter amendment to increase or decrease the authorized number of shares of Class B common stock, to provide that the number of authorized shares of any class of stock of Molson Coors may be increased or decreased by the affirmative vote of the holders of Class A common stock and special Class A voting stock (acting upon the instructions of the holders of Class A exchangeable shares), voting together as a single class;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,42,905	Against 602,371	Abstain 593,362
11.
to provide that the size of the Molson Coors board of directors shall be determined by resolution of the Molson Coors board of directors in accordance with the bylaws;

Class A only:	For 1,260,000	Against 0	Abstain 0
12.
to provide that (i) any director may be removed, with cause, by a vote of holders of a majority of the voting power of the Class A common stock, special Class A voting stock (acting upon the instructions of the holders of Class A exchangeable shares), Class B common stock and special Class B voting stock (acting upon the instructions of the holders of Class B exchangeable shares), voting together as a single class and (ii) any director may be removed, without cause, by a vote of the holders of a majority of the voting power of the class or classes that elected the director;

Class A:	For 1,260,000	Against 0	Abstain 0
Class B:	For 33,571,702	Against 573,452	Abstain 593,484
13.
to provide that the power of the Molson Coors board of directors to amend the Molson Coors bylaws may be limited by a provision of the bylaws in effect as of the date of the filing of the restated certificate of incorporation of Molson Coors; and

Class A:	For 1,260,000	Against 0	Abstain 0

14.
to provide that, except as otherwise provided in the bylaws, Molson Coors shall be required to indemnify a person otherwise entitled to indemnification pursuant to the Molson Coors restated certificate of incorporation in connection with a proceeding commenced by such person only if the commencement of such proceeding was authorized by the Molson Coors bylaws, any written agreement between such person and Molson Coors, or in the specific case by the Molson Coors board of directors;

Class A:	For 1,260,000	Against 0	Abstain 0
15.
a proposal to approve the issuance of shares of Class A common stock, Class B common stock, special Class A voting stock and special Class B voting stock (and any shares convertible into or exchangeable for shares of that stock) as contemplated by the Combination Agreement, dated as of July 21, 2004, as amended, by and among Adolph Coors Company, Molson Coors Canada Inc. and Molson Inc.

Class A:	For 1,260,000	Against 0	Abstain 0

ITEM 5. OTHER INFORMATION

        On March 15, 2005, the Compensation Committee and Human Resources Committee of our Board of Directors adopted the 2005 Molson Coors Incentive Plan, which is attached as Exhibit 10.8 hereto. Annual target payouts under the plan are based on salary bands or levels and positions. Participants under the plan will be evaluated based on a combination of (i) company/business unit performance goals (based on either growth in earnings before interest and taxes or pretax earnings) and (ii) individual performance goals. In connection therewith, the Compensation and Human Resources Committee is in the process of establishing target percentages for cash incentive compensation as a percent of salary for the Company's executive officers.

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Company's Joint Proxy Statement/Management Information Circular dated December 9, 2004 (the "Proxy Statement") on Schedule 14A filed with the Securities and Exchange Commission ("SEC")).
3.2	Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Proxy Statement).
10.1	Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.2	Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).

10.3	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.4	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.5	Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.6	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005 filed with the SEC).
10.7	Form of Executive Continuity and Protection Program Letter Agreement.*
10.8	2005 Molson Coors Incentive Plan.*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Indicates a management contract.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ RONALD A TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) May 11, 2005

Exhibit Index

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Company's Joint Proxy Statement/Management Information Circular dated December 9, 2004 (the "Proxy Statement") on Schedule 14A filed with the Securities and Exchange Commission ("SEC")).
3.2	Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Proxy Statement).
10.1	Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.2	Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.3	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.4	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.5	Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.6	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005 filed with the SEC).
10.7	Form of Executive Continuity and Protection Program Letter Agreement.*
10.8	2005 Molson Coors Incentive Plan.*
31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Indicates a management contract.