Form 10-Q/A
period 2005-03-27
MOLSON COORS BREWING CO
filed 2005-08-05
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 27, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-14829

MOLSON COORS BREWING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
1225 17th Street, Suite 1875, Denver, Colorado 1555 Notre Dame Street East, Montréal, Québec, Canada (Address of principal executive offices)	80202 H2L 2R5 (Zip Code)
303-279-6565 (Colorado) 514-521-1786 (Québec) (Registrant's telephone number, including area code)

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

 Explanatory Note

        The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Molson Coors Brewing Company for the quarterly period ended March 27, 2005 is to restate our condensed consolidated financial statements for the thirteen weeks ended March 27, 2005 and related disclosures, as described in Note 1 to the Consolidated Financial Statements.

        No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 11, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

  •
  Part I—Item 1—Financial Statements

  •
  Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Part I—Item 4—Controls and Procedures

        The restatement corrects errors in accounting for income taxes related to purchase accounting for a deferred tax asset, and the interperiod allocation of a change in an income tax contingency accrual. The error related to the purchase accounting adjustments pertains to the acquisition of Coors Brewers Limited in 2002. As part of the purchase accounting, a U.S. deferred tax asset was recorded to reflect the anticipated future foreign tax credits expected to result from the U.K. taxable income that will be generated by the reversal of U.K. deferred tax liabilities. The Company has re-evaluated the purchase accounting and has determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carryforward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet is an overstatement of the long-term deferred tax asset account of $140 million, with a corresponding understatement of goodwill of $142 million at March 27, 2005. The impact of this misstatement is not material to the consolidated balance sheets for 2002, 2003, or 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the years ended December 29, 2002 and December 26, 2004. The cumulative impact of the error was an $8.7 million understatement of income tax expense. This income tax provision misstatement was the result of changes in U.K. deferred taxes being offset by U.S. deferred taxes, for which the offsetting adjustment was made to increase the above-referenced deferred tax asset with a corresponding reduction of income tax expense. While these entries were consistent with the position the Company had taken in regard to the deferred tax asset reflecting the foreign taxes that could be credited in the U.S. (a change in deferred taxes in the foreign jurisdiction would result in a corresponding change in the foreign tax credits that could be credited in the U.S.), these entries were in error once it was determined that the deferred tax asset recorded in purchase accounting was in error. As the impact of this error was immaterial to prior annual periods, and the correction is immaterial to the expected results for the full-year 2005, it has been recorded in the restated financial statements for the quarter ended March 27, 2005.

        The recording of the deferred tax asset also resulted in an $11.7 million understatement of the income tax benefit in the first quarter of 2005, related to a tax rate reduction enacted in the Netherlands (a subsidiary of the U.K. group) during the first quarter. This reduction in foreign taxes was originally offset by a corresponding change in the U.S. deferred taxes as described in the above paragraph.

        The second error in the 2005 first quarter income tax benefit related to an interperiod tax allocation error for certain items, primarily reductions in reserves for tax contingencies, that were included in the calculation of the 2005 annual effective tax rate, as opposed to being properly considered as a discrete item in the first quarter of 2005. The effect of failing to treat these items as discrete items in computing the 2005 first quarter income tax benefit resulted in a $9.4 million understatement of income tax benefit.

        As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have reviewed the effectiveness of the Company's internal controls over financial reporting as of March 27, 2005, and, based on this re-evaluation, have determined that a material control weakness in internal control over financial reporting existed at the end of the first quarter with respect to accounting for income taxes. This revised assessment is included under Part 1, Item 4 in this document.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2005 (as restated)	March 28, 2004
Sales	$1,429,437	$1,235,170
Excise taxes	(365,292)	(311,177)

Net sales	1,064,145	923,993
Cost of goods sold	(700,114)	(611,744)

Gross profit	364,031	312,249
Marketing, general and administrative expenses	(344,021)	(283,777)
Special charges	(40,700)	—

Operating (loss) income	(20,690)	28,472
Interest income	3,576	4,685
Interest expense	(25,403)	(20,223)
Other expense, net	(5,874)	(1,855)

(Loss) income before income taxes	(48,391)	11,079
Income tax benefit (expense)	15,693	(3,733)

(Loss) income before minority interests	(32,698)	7,346
Minority interests in net income of consolidated joint ventures	(1,486)	(2,506)

Net (loss) income	$(34,184)	$4,840

Net (loss) income per common share—basic	$(0.54)	$0.13

Net (loss) income per common share—diluted	$(0.54)	$0.13

Weighted average shares—basic	63,106	36,664

Weighted average shares—diluted	63,106	37,277

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	As of
	March 27, 2005 (as restated)	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$95,548	$123,013
Accounts receivable, net	659,755	701,658
Other receivables, net	287,311	131,708
Inventories:
Finished, net	146,803	90,943
In process	48,705	32,565
Raw materials	102,553	88,473
Packaging materials, net	34,538	22,780

Total inventories, net	332,599	234,761
Deferred tax asset	3,782	3,228
Other current assets, net	122,249	73,848

Total current assets	1,501,244	1,268,216
Properties, net	2,496,551	1,445,584
Goodwill	2,862,407	890,821
Other intangibles, net	4,483,186	581,043
Non-current deferred tax asset	210,088	168,304
Other non-current assets, net	291,558	303,556

Total assets	$11,845,034	$4,657,524

(Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

(UNAUDITED)

	As of
	March 27, 2005 (as restated)	December 26, 2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$295,124	$326,034
Accrued salaries and vacations	76,170	82,902
Accrued excise taxes	265,499	196,720
Deferred tax liability	46,443	5,852
Accrued expenses and other liabilities	881,816	526,861
Short-term borrowings	897,067	12,500
Current portion of long-term debt	25,062	26,028

Total current liabilities	2,487,181	1,176,897
Long-term debt	1,721,606	893,678
Non-current deferred tax liability	901,387	149,927
Deferred pension and post-retirement benefits	942,304	483,255
Long-term derivatives	222,832	237,046
Other long-term liabilities	314,795	78,687

Total liabilities	6,590,105	3,019,490

Minority interests	96,441	36,868
Shareholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,557,530 shares and 1,260,000 shares at March 27, 2005 and December 26, 2004, respectively)	15	13
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 55,230,633 shares and 36,392,172 shares at March 27, 2005 and December 26, 2004, respectively)	552	364
Class A Exchangeable shares (issued and outstanding: 2,038,000 shares at March 27, 2005)	153,359	—
Class B Exchangeable shares (issued and outstanding: 26,496,000 shares at March 27, 2005)	1,993,824	—

Total capital stock	2,147,750	377
Paid-in capital	1,539,267	105,111
Unvested restricted stock	(1,355)	(226)
Retained earnings	1,336,526	1,398,003
Accumulated other comprehensive income	136,300	97,901

Total shareholders' equity	5,158,488	1,601,166

Total liabilities and shareholders' equity	$11,845,034	$4,657,524

(Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2005 (as restated)	March 28, 2004
Cash flows from operating activities:
Net (loss) income	$(34,184)	$4,840
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	3,629	—
Minority interest	1,486	2,506
Equity in net earnings from unconsolidated joint ventures	(2,301)	(11,502)
Distributions from unconsolidated joint ventures	6,411	13,412
Depreciation, depletion and amortization	83,261	66,979
Amortization of debt issuance costs and discounts	6,853	1,278
Losses (gains) on sale of properties and intangibles	2,194	(341)
Deferred income taxes	4,456	10,823
Change in current assets and liabilities and other, net of effects of merger with Molson Inc. and consolidation of joint ventures	(167,107)	(61,742)

Net cash (used in) provided by operating activities	(95,302)	26,253

Cash flows from investing activities:
Additions to properties and intangible assets	(68,579)	(37,204)
Proceeds from sales of properties and intangible assets	1,234	9,870
Investment in Molson USA, LLC	—	(998)
Cash recognized on merger with Molson Inc.	78,075	—
Cash expended for merger-related costs	(19,246)	—
Cash recognized on initial consolidation of joint ventures	—	20,840
Trade loans advanced to customers	(7,284)	(8,831)
Trade loan repayments from customers	12,079	15,856
Other	14	(86)

Net cash used in investing activities	(3,707)	(553)

Cash flows from financing activities:
Issuances of stock under stock plans	45,046	35,585
Dividends paid	(27,293)	(7,560)
Proceeds from short-term borrowings	893,034	640,714
Payments on short-term borrowings	(845,827)	(647,191)
Net proceeds from commercial paper	141,000	48,000
Proceeds from issuance of long-term debt	509,448	—
Payments on debt and capital lease obligations	(528,211)	(86,138)
Dividends paid to minority interest holders	—	(2,312)
Change in overdraft balances and other	(4,942)	608
Premium paid to bondholders in debt redemption	(106,415)	—

Net cash provided by (used in) financing activities	75,840	(18,294)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(23,169)	7,406
Effect of exchange rate changes on cash and cash equivalents	(4,296)	695
Balance at beginning of year	123,013	19,440

Balance at end of quarter	$95,548	$27,541

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

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 27, 2005

        The condensed consolidated balance sheet at March 27, 2005 and the condensed consolidated statements of operations and cash flows for the three months then ended are being restated as a result of errors in accounting for income taxes due to the following:

  •
  The restatement corrects errors in accounting for income taxes related to purchase accounting for a deferred tax asset, and the interperiod allocation of a change in an income tax contingency accrual. The error related to the purchase accounting adjustments pertains to the acquisition of Coors Brewers Limited in 2002. As part of the purchase accounting, a U.S. deferred tax asset was recorded to reflect the anticipated future foreign tax credits expected to result from the U.K. taxable income that will be generated by the reversal of U.K. deferred tax liabilities. The Company has re-evaluated the purchase accounting and has determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carryforward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet is an overstatement of the long-term deferred tax asset account of $140 million, with a corresponding understatement of goodwill of $142 million at March 27, 2005. The impact of this misstatement is not material to the consolidated balance sheets for 2002, 2003, or 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the years ended December 29, 2002 and December 26, 2004. The cumulative impact of the error was an $8.7 million understatement of income tax expense. This income tax provision misstatement was the result of changes in U.K. deferred taxes being offset by U.S. deferred taxes, for which the offsetting adjustment was made to increase the above referenced deferred tax asset, with a corresponding reduction of income tax expense. While these entries were consistent with the position the Company had taken in regard to the deferred tax asset reflecting the foreign taxes that could be credited in the U.S. (a change in deferred taxes in the foreign jurisdiction would result in a corresponding change in the foreign tax credits that could be credited in the U.S.), these entries were in error once it was determined that the deferred tax asset recorded in purchase accounting was in error. As the impact of this error was immaterial to prior annual periods, and the correction is immaterial to the expected results for the full-year 2005, it has been recorded in the restated financial statements for the quarter ended March 27, 2005.

  •
  The recording of the deferred tax asset also resulted in an $11.7 million understatement of the income tax benefit in the first quarter of 2005, related to a tax rate reduction enacted in the Netherlands (a subsidiary of the U.K. group) during the first quarter. This reduction in foreign taxes was originally offset by a corresponding change in the U.S. deferred taxes as described in the above paragraph.

  •
  The second error in the 2005 first quarter income tax benefit related to an interperiod tax allocation error for certain items, primarily reductions in reserves for tax contingencies, that were included in the calculation of the 2005 annual effective tax rate, as opposed to being properly considered as a discrete item in the first quarter of 2005. The effect of failing to treat these items as discrete items in computing the 2005 first quarter income tax benefit resulted in a $9.4 million understatement of income tax benefit.

        A summary of the restatements included in this amended filing are:

	As Previously Reported (Unaudited)	Adjustment	As Adjusted (Unaudited)
	(In thousands, except per share data)
Balance Sheet as of March 27, 2005
Goodwill	$2,720,412	$141,995	$2,862,407
Deferred tax assets	350,086	(139,998)	210,088
Total assets	11,843,037	1,997	11,845,034
Accrued expenses and other liabilities	895,336	(13,520)	881,816
Total current liabilities	2,500,701	(13,520)	2,487,181
Non-current deferred tax liabilities	897,282	4,105	901,387
Total liabilities	6,599,520	(9,415)	6,590,105
Retained earnings	1,324,172	12,354	1,336,526
Accumulated other comprehensive income	137,242	(942)	136,300
Total shareholders' equity	5,147,076	11,412	5,158,488
Total liabilities and shareholders' equity	11,843,037	1,997	11,845,034
Statement of Operations for the thirteen weeks ended March 27, 2005
Income tax benefit (expense)	3,339	12,354	15,693
(Loss) income before minority interests	(45,052)	12,354	(32,698)
Net (loss) income	(46,538)	12,354	(34,184)
Net (loss) income per common share—basic	$(0.74)	$0.20	$(0.54)
Net (loss) income per common share—diluted	$(0.74)	$0.20	$(0.54)

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

"Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended
	March 27, 2005 (as restated)	March 28, 2004
	(In thousands, except per share data)
Net (loss) income, as reported	$(34,184)	$4,840
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income (loss), as reported	4,093	88
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(22,074)	(4,639)

Pro forma net (loss) income	$(52,165)	$289

Earnings per share:
Basic—as reported	$(0.54)	$0.13
Basic—pro forma	$(0.83)	$0.01
Diluted—as reported	$(0.54)	$0.13
Diluted—pro forma	$(0.83)	$0.01

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

	Thirteen weeks ended
	March 27, 2005 (as restated)	March 28, 2004
	(In thousands, except per share amounts)
Net sales	$1,247,884	$1,320,191
Pretax (loss) income	$(95,569)	$38,479
Net (loss) income	$(75,697)	$36,267
Net (loss) income per common share:
Basic	$(0.88)	$0.43
Diluted	$(0.88)	$0.43

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

	Thirteen Weeks Ended March 27, 2005
	U.S.	Europe	Canada	Brazil(1)	Corporate	Total
	(In thousands)
Net sales	$524,973	$327,131	$196,331	$15,710	$—	$1,064,145

Income (loss) before income taxes, after minority interests	12,593	(11,030)	15,675	(1,845)	(65,395)	(50,002)
Minority interests, before taxes	2,103	565	—	(737)	(320)	1,611

Income (loss) before income taxes	$14,696	$(10,465)	$15,675	$(2,582)	$(65,715)	$(48,391)
Income tax benefit (as restated)						15,693

Loss before minority interests (as restated)						(32,698)
Minority interests						(1,486)

Net loss (as restated)						$(34,184)

	Thirteen Weeks Ended March 28, 2004
	U.S.	Europe	Canada	Brazil(1)	Corporate	Total
	(In thousands)
Net sales	$519,903	$391,627	$12,463	$—	$—	$923,993

Income (loss) before income taxes, after minority interests	18,437	4,043	12,499	—	(26,640)	8,339
Minority interests, before taxes	2,401	779	—	—	(440)	2,740

Income (loss) before income taxes	$20,838	$4,822	$12,499	$—	$(27,080)	$11,079
Income tax expense						(3,733)

Income before minority interests						7,346
Minority interests						(2,506)

Net income						$4,840

(1)
Includes results from acquisition on February 9, 2005 through February 28, 2005.

        The following table represents sales by geographic segment:

	For the thirteen weeks ended		For the years ended
	March 27, 2005	March 28, 2004	December 26, 2004	December 26, 2004
			(adjusted)(1)	(historical)
	(In thousands)
Net sales to unaffiliated customers:
United States and its territories	$524,973	$519,903	$2,383,076	$2,383,076
United Kingdom	319,696	360,127	1,783,985	1,783,985
Canada	196,331	12,463	61,697	—
Brazil	15,710	—	—	—
Other foreign countries	7,435	31,500	77,058	138,755

Net sales	$1,064,145	$923,993	$4,305,816	$4,305,816

(1)
Adjusted to reflect the new segment structure after the Merger.

        The following table represents total assets by reporting segment:

	At March 27, 2005 (as restated)	At December 26, 2004
	(In thousands)
United States	$1,483,113	$1,486,598
Europe	2,871,935	3,170,926
Canada	6,992,544	—
Brazil	497,442	—

Total assets	$11,845,034	$4,657,524

4.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income (loss) per common share was determined using the calculations outlined below:

	Thirteen Weeks Ended
	March 27, 2005 (as restated)	March 28, 2004
	(In thousands, except per share amounts)
Net (loss) income	$(34,184)	$4,840

Weighted average shares for basic EPS	63,106	36,664
Effect of dilutive securities:
Stock options granted to employees	—	583
Restricted shares subject to repurchase excluded from basic EPS	—	30

Weighted average shares for diluted EPS	63,106	37,277

Basic EPS	$(0.54)	$0.13

Diluted EPS	$(0.54)	$0.13

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

(1)
Includes Exchangeable Class A and B equity, as well as paid in capital.

        The following summarizes the changes in other comprehensive income during the first three months of 2005:

	Thirteen Weeks Ended
	March 27, 2005 (as restated)	March 28, 2004
	(In thousands)
Net (loss) income	$(34,184)	$4,840

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	42,895	42,413
Currency effect on minimum pension liability	2,998	(3,446)
Unrealized gain (loss) on derivative instruments, net of tax	(3,021)	19,794
Reclassification adjustment—derivative instruments, net of tax	(4,473)	(1,651)

Comprehensive income (loss)	$4,215	$61,950

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

        As of March 27, 2005, goodwill was allocated between our reportable segments as follows (as restated):

Segment	Amount (In millions)
U.S.	$271.3
Europe	861.2
Canada	1,604.9
Brazil	125.0

Total	$2,862.4

        The following summarizes the change in goodwill during the first quarter 2005 (in millions) (as restated):

Balance at December 26, 2004	$890.8
Acquisition of Molson Inc.	1,754.9
Adjustment of deferred tax asset related to CBL acquisition (Note 1)	142.0
Reclassification of goodwill from MUSA	64.9
Impact of currency exchange and other	9.8

Balance at March 27, 2005	$2,862.4

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

        Our first quarter effective tax rate, as restated, was 32.4%, compared to 33.7% a year ago. At the time of the filing of these restated interim financial statements, we anticipate that our full year 2005 effective tax rate will be in the range of 38%-42%, due in large part to losses in a foreign jurisdiction for which no tax benefit can be recognized. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005 (AS RESTATED) (IN THOUSANDS, UNAUDITED)
	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$543,896	$30,766	$854,775	$—	$1,429,437
Excise taxes	—	(83,519)	(403)	(281,370)	—	(365,292)

Net sales	—	460,377	30,363	573,405	—	1,064,145
Cost of goods sold	—	(293,388)	(24,536)	(382,190)	—	(700,114)
Equity in subsidiary earnings	(33,856)	34,773	—	—	(917)	—

Gross profit	(33,856)	201,762	5,827	191,215	(917)	364,031
Marketing, general and administrative	(191)	(166,968)	(5,374)	(171,488)	—	(344,021)
Special charges	(5,828)	(31,174)	—	(3,698)	—	(40,700)

Operating income (loss)	(39,875)	3,620	453	16,029	(917)	(20,690)
Interest income	—	—	—	3,576	—	3,576
Interest income (expense), net	6,903	(7,137)	(1,021)	(24,148)	—	(25,403)
Other income (expense)	(1,141)	(21,306)	37,416	(20,843)	—	(5,874)

Income (loss) before income taxes	(34,113)	(24,823)	36,848	(25,386)	(917)	(48,391)
Income tax (expense) benefit	(71)	(16,420)	10,152	22,032	—	15,693

Income (loss) before minority interest	(34,184)	(41,243)	47,000	(3,354)	(917)	(32,698)
Minority interest	—	—	—	(1,486)	—	(1,486)

Net income (loss)	$(34,184)	$(41,243)	$47,000	$(4,840)	$(917)	$(34,184)

	FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2004 (IN THOUSANDS, UNAUDITED)
	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$551,132	$30,633	$653,405	$—	$1,235,170
Beer excise taxes	—	(86,747)	(356)	(224,074)	—	(311,177)

Net sales	—	464,385	30,277	429,331	—	923,993
Cost of goods sold	—	(299,282)	(23,981)	(288,481)	—	(611,744)
Equity in subsidiary (loss) earnings	(2,557)	20,886	—	—	(18,329)	—

Gross profit (loss)	(2,557)	185,989	6,296	140,850	(18,329)	312,249
Marketing, general and administrative	(133)	(165,259)	(7,898)	(110,487)	—	(283,777)

Operating (loss) income	(2,690)	20,730	(1,602)	30,363	(18,329)	28,472
Interest income	94	2	34	4,555	—	4,685
Interest income (expense)	11,011	(14,333)	4,545	(21,446)	—	(20,223)
Other income (expense)	(103)	(20,054)	41,726	(23,424)	—	(1,855)

Income (loss) before income taxes	8,312	(13,655)	44,703	(9,952)	(18,329)	11,079
Income tax (expense) benefit	(3,472)	11,035	(14,282)	2,986	—	(3,733)

Income (loss) before minority interest	4,840	(2,620)	30,421	(6,966)	(18,329)	7,346
Minority interest	—	—	—	(2,506)	—	(2,506)

Net income (loss)	$4,840	$(2,620)	$30,421	$(9,472)	$(18,329)	$4,840

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 27, 2005 (AS RESTATED)
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,222	$3,097	$3,345	$82,884	$—	$95,548
Accounts receivable, net	—	85,951	8,152	565,652	—	659,755
Other receivables, net	3	52,619	(849)	235,538	—	287,311
Inventories	—	107,631	6,365	218,603	—	332,599
Deferred tax asset	554	—	—	3,228	—	3,782
Other current assets	—	35,584	438	86,227	—	122,249

Total current assets	6,779	284,882	17,451	1,192,132	—	1,501,244
Properties, net	—	768,060	19,664	1,708,827	—	2,496,551
Goodwill	—	167,540	18,745	2,676,122	—	2,862,407
Other intangibles, net	—	8,319	13,525	4,461,342	—	4,483,186
Net investment in and advances to subs	3,619,671	6,378,811	—	—	(9,998,482)	—
Non-current deferred tax asset	(593,934)	(50,928)	54,542	800,408	—	210,088
Other non-current assets	(2,422)	110,082	(52,730)	236,628	—	291,558

Total assets	$3,030,094	$7,666,766	$71,197	$11,075,459	$(9,998,482)	$11,845,034

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$116,873	$3,417	$174,834	$—	$295,124
Accrued salaries and vacations	—	37,016	626	38,528	—	76,170
Accrued excise taxes	—	10,967	—	254,532	—	265,499
Deferred tax liabilities	—	(16,587)	91	62,939	—	46,443
Accrued expenses and other liabilities	(4,472)	222,372	3,559	660,357	—	881,816
Short-term borrowings and current portion of long-term debt	—	(343)	877,000	45,472	—	922,129

Total current liabilities	(4,472)	370,298	884,693	1,236,662	—	2,487,181
Long-term debt	—	990,872	—	730,734	—	1,721,606
Deferred tax liability	9,371	(5,080)	23,740	873,356	—	901,387
Other long-term liabilities	13,892	544,204	(90)	921,925	—	1,479,931

Total liabilities	18,791	1,900,294	908,343	3,762,677	—	6,590,105

Minority interest	—	—	—	96,441	—	96,441
Total shareholders' equity	3,011,303	5,766,472	(837,146)	7,216,341	(9,998,482)	5,158,488

Total liabilities and shareholders' equity	$3,030,094	$7,666,766	$71,197	$11,075,459	$(9,998,482)	$11,845,034

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

Restatement

        The Company has restated its Condensed Consolidated Financial Statements as of and for the three months ended March 27, 2005 for the income tax adjustments discussed in Note 1. All amounts in the following discussion have been restated where necessary for the effect of the restatement.

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

        Our first quarter effective tax rate, as restated, was 32.4%, compared to 33.7% a year ago. At the time of the filing of these restated interim financial statements, we anticipate that our full year 2005 effective tax rate will be in the range of 38%-42%, due in large part to losses in a foreign jurisdiction for which no tax benefit can be recognized. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

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

Income Taxes

        At the time of the filing of these restated interim financial statements, we anticipate that our 2005 effective tax rate will be in the range of 38%-42%, due in large part to losses in a foreign jurisdiction for which no tax benefit can be recognized. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 1 to the Condensed Consolidated Financial Statements, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 27, 2005, and, based on this re-evaluation, have determined that a material control weakness in internal control over financial reporting existed at the end of the first quarter with respect to accounting for income taxes.

Accounting for Income Taxes

        In the course of its review of income taxes during the second quarter of 2005, management determined that the Company understated income tax benefit in the first quarter of 2005 by a net $12.4 million (see Note 1). As a result of the circumstances involved, we have concluded that there was a material weakness in internal control over financial reporting at the end of the first quarter.

        In reaching this conclusion, management noted that during the first quarter, tax staff was directed toward developing and implementing the tax structure for the merger with Molson. This resulted in insufficient review of tax provision calculations. Together with inadequate systems to determine the provision for income taxes, the income tax benefit for the quarter was materially understated. In addition to amending our Form 10-Q for the first quarter of 2005 to correct the initial recording of a U.S. deferred tax asset as part of the purchase accounting for our U.K. acquisition, we have corrected these errors.

        We are taking the following steps to remediate this material weakness:

  •
  We have hired additional experienced tax staff including a new vice president of tax and two additional senior level tax managers;

  •
  We are implementing additional procedures to ensure adequate levels of review in this area; and

  •
  We will be implementing new software that will automate and improve controls in this activity.

        We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for our business.

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

        The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Company's Joint Proxy Statement/Management Information Circular dated December 9, 2004 (the "Proxy Statement") on Schedule 14A filed with the Securities and Exchange Commission ("SEC")).
3.2	Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Proxy Statement).
10.1	Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.2	Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.3	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.4	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.5	Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).

10.6	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005 filed with the SEC).
10.7	Form of Executive Continuity and Protection Program Letter Agreement (incorporated by reference to Exhibit 10.7 to Form 10-Q filed May 11, 2005).*
10.8	2005 Molson Coors Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed May 11, 2005).*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Indicates a management contract.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ RONALD A TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) August 5, 2005

Exhibit Index

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Company's Joint Proxy Statement/Management Information Circular dated December 9, 2004 (the "Proxy Statement") on Schedule 14A filed with the Securities and Exchange Commission ("SEC")).
3.2	Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Proxy Statement).
10.1	Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.2	Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.3	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.4	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.5	Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.6	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005 filed with the SEC).
10.7	Form of Executive Continuity and Protection Program Letter Agreement (incorporated by reference to Exhibit 10.7 to Form 10-Q filed May 11, 2005).*

10.8	2005 Molson Coors Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed May 11, 2005).*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Indicates a management contract.