Form 10-Q
period 2005-06-26
MOLSON COORS BREWING CO
filed 2005-08-05
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 26, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to .

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 2005:

Class A Common Stock—1,284,203 shares

Class B Common Stock—60,986,000 shares

Exchangeable shares:

        As of July 29, 2005, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A exchangeable shares 1,869,695

Class B exchangeable shares 21,244,874

        In addition, the registrant has outstanding one share of special Class A voting stock, through which the holders of Class A Exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and class B common stock are entitled to vote. The trustee holder of the special class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	June 26, 2005	June 27, 2004
Sales	$2,198,158	$1,549,843
Excise taxes	(586,845)	(399,631)

Net sales	1,611,313	1,150,212
Cost of goods sold	(940,233)	(703,024)

Gross profit	671,080	447,188
Marketing, general and administrative expenses	(475,691)	(322,062)
Special charges	(87,673)	—

Operating income	107,716	125,126
Interest expense, net	(40,046)	(13,025)
Other income, net	2,886	1,835

Income before income taxes	70,556	113,936
Income tax expense	(37,418)	(36,495)

Income before minority interests	33,138	77,441
Minority interests in net (income) loss of consolidated entities	5,408	(5,405)

Net income	$38,546	$72,036

Net income per common share—basic	$0.45	$1.94

Net income per common share—diluted	$0.45	$1.90

Weighted average shares—basic	85,321	37,160

Weighted average shares—diluted	85,928	37,862

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004
Sales	$3,627,595	$2,785,013
Excise taxes	(952,137)	(710,808)

Net sales	2,675,458	2,074,205
Cost of goods sold	(1,640,347)	(1,314,768)

Gross profit	1,035,111	759,437
Marketing, general and administrative expenses	(819,712)	(605,839)
Special charges	(128,373)	—

Operating income	87,026	153,598
Interest expense, net	(61,873)	(28,563)
Other (expense) income, net	(2,988)	(20)

Income before income taxes	22,165	125,015
Income tax expense	(21,725)	(40,228)

Income before minority interests	440	84,787
Minority interests in net (income) loss of consolidated entities	3,922	(7,911)

Net income	$4,362	$76,876

Net income per common share—basic	$0.06	$2.08

Net income per common share—diluted	$0.06	$2.05

Weighted average shares—basic	74,214	36,911

Weighted average shares—diluted	75,124	37,568

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	June 26, 2005	December 26, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,359	$123,013
Accounts receivable, net	762,012	701,658
Other receivables, net	275,722	131,708
Inventories:
Finished, net	154,383	90,943
In process	47,540	32,565
Raw materials	90,642	88,473
Packaging materials, net	69,613	22,780

Total inventories, net	362,178	234,761
Deferred tax asset	20,370	3,228
Other current assets, net	124,192	73,848

Total current assets	1,589,833	1,268,216
Properties, net	2,513,246	1,445,584
Goodwill	2,931,466	890,821
Other intangibles, net	4,332,088	581,043
Non-current deferred tax asset	270,342	168,304
Other non-current assets	257,773	303,556

Total assets	$11,894,748	$4,657,524

(Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	June 26, 2005	December 26, 2004
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$305,580	$326,034
Deferred tax liability	62,733	5,852
Accrued expenses and other liabilities	1,149,945	806,483
Short-term borrowings and current portion of long-term debt	1,055,865	38,528

Total current liabilities	2,574,123	1,176,897
Long-term debt	1,678,203	893,678
Non-current deferred tax liability	971,417	149,927
Deferred pensions and postretirement benefits	860,767	483,255
Other long-term liabilities	602,162	315,733

Total liabilities	6,686,672	3,019,490

Minority interests	92,253	36,868
Stockholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,282,601 shares and 1,260,000 shares at June 26, 2005 and December 26, 2004, respectively)	13	13
Class B common stock, non-voting, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 60,539,636 shares and 36,392,172 shares at June 26, 2005 and December 26, 2004, respectively)	605	364
Class A Exchangeable shares (issued and outstanding: 1,869,909 shares at June 26, 2005)	153,199	—
Class B Exchangeable shares (issued and outstanding: 21,601,824 shares at June 26, 2005)	1,612,658	—
Paid-in capital	1,934,507	105,111
Unvested restricted stock	(1,438)	(226)
Retained earnings	1,346,825	1,398,003
Accumulated other comprehensive income	69,454	97,901

Total stockholders' equity	5,115,823	1,601,166

Total liabilities and stockholders' equity	$11,894,748	$4,657,524

(Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$4,362	$76,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	189,009	133,304
Amortization of debt issuance costs and discounts	10,227	1,219
Deferred income taxes	46,140	9,260
Change in current assets and liabilities and other, net of effects of merger with Molson Inc. and consolidation of joint ventures	(375,116)	(69,418)

Net cash provided by operating activities	(125,378)	151,241

Cash flows from investing activities:
Additions to properties and intangible assets	(147,597)	(75,235)
Proceeds from sales of properties and intangible assets	2,704	46,318
Acquisition of subsidiaries, net of cash acquired	(16,561)	—
Cash recognized on merger with Molson Inc.	78,075	—
Cash expended for merger-related costs	(20,382)	—
Trade loans advanced to customers	(14,225)	(6,411)
Trade loan repayments from customers	23,591	9,721
Cash recognized on initial consolidation of joint ventures	—	20,840
Other	15	(1,084)

Net cash used in investing activities	(94,380)	(5,851)

Cash flows from financing activities:
Issuances of stock under stock plans	51,961	44,047
Dividends paid	(54,923)	(15,178)
Proceeds from short-term borrowings	1,012,732	125,957
Payments on short-term borrowings	(832,517)	(147,271)
Net (payments on) proceeds from commercial paper	290,000	(43,458)
Proceeds from issuance of long-term debt	510,043	—
Payments on debt and capital lease obligations	(817,094)	(88,223)
Change in overdraft balances and other	(13,056)	(6,212)

Net cash used in financing activities	147,146	(130,338)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(72,612)	15,052
Effect of exchange rate changes on cash and cash equivalents	(5,042)	1,751
Balance at beginning of year	123,013	19,440

Balance at end of quarter	$45,359	$36,243

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2005

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or "the Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); Molson Inc. (Molson), operating in Canada; Cervejarias Kaiser Brasil S.A. (Kaiser), operating in Brazil; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

Restatement of Financial Statements as of and for the Thirteen Weeks Ended March 27, 2005

        The condensed consolidated balance sheet at March 27, 2005 and the condensed consolidated statements of operations and cash flows for the three months then ended have been restated as a result of errors in accounting for income taxes due to the following:

  •
  The restatement corrects errors in accounting for income taxes related to purchase accounting for a deferred tax asset, and the interperiod allocation of a change in an income tax contingency accrual. The error related to the purchase accounting adjustments pertains to the acquisition of Coors Brewers Limited in 2002. As part of the purchase accounting, a U.S. deferred tax asset was recorded to reflect the anticipated future foreign tax credits expected to result from the U.K. taxable income that will be generated by the reversal of U.K. deferred tax liabilities. The Company has re-evaluated the purchase accounting and has determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carryforward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet is an overstatement of the long-term deferred tax asset account of $140 million, with a corresponding understatement of goodwill of $142 million at March 27, 2005. The impact of this misstatement is not material to the consolidated balance sheets for 2002, 2003, or 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the years ended December 29, 2002 and December 26, 2004. The cumulative impact of the error was an $8.7 million ($0.14 per diluted share) understatement of income tax expense. This income tax provision misstatement was the result of changes in U.K. deferred taxes being offset by U.S. deferred taxes, for which the offsetting adjustment was made to increase the above referenced deferred tax asset, with a corresponding reduction of income tax expense. While these entries were consistent with the position the Company had taken in regard to the deferred tax asset reflecting the foreign taxes that could be credited in the U.S. (a change in deferred taxes in the foreign jurisdiction would result in a corresponding change in the foreign tax credits that could be credited in the U.S.), these entries were in error once it was determined that the deferred tax asset recorded in purchase accounting was in error. As the impact of this error was immaterial to prior annual periods, and the correction is immaterial to the expected results for the full-year 2005, it has been recorded in the restated financial statements for the quarter ended March 27, 2005.

  •
  The recording of the deferred tax asset also resulted in an $11.7 million ($0.19 per diluted share) understatement of the income tax benefit in the first quarter of 2005, related to a tax rate reduction enacted in the Netherlands (a subsidiary of the U.K. group) during the first quarter. This reduction in foreign taxes was originally offset by a corresponding change in the U.S. deferred taxes as described in the above paragraph.

  •
  The second error in the 2005 first quarter income tax benefit related to an interperiod tax allocation error for certain items, primarily reductions in reserves for tax contingencies, that were included in the calculation of the 2005 annual effective tax rate, as opposed to being properly considered as a discrete item in the first quarter of 2005. The effect of failing to treat these items as discrete items in computing the 2005 first quarter income tax benefit resulted in a $9.4 million ($0.15 per diluted share) understatement of income tax benefit.

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries, and certain variable interest entities of which we are the primary beneficiary (See Note 8). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2004. The results of operations for the twenty-six weeks ended June 26, 2005, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed balance sheet data was derived from audited financial statements.

Reporting Periods Presented

        The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser prior to the Merger on February 9, 2005. Further, the results of Kaiser are reported one month in arrears since the date of the Merger for this and future reporting periods, which means, for the twenty-six weeks ended June 26, 2005, Kaiser's results include only the results for the months of February through May 2005.

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

Reclassifications

        Certain reclassifications have been made to the 2004 financial statements to conform to 2005 presentation.

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant. Compensation expense recorded in the financial statements relates to grants of restricted stock, which were contingent upon reaching certain debt reduction goals by December 31, 2004, and other executive incentive plans. In 2005, stock compensation expense includes variable plan accounting expense related to change in control benefits. (See related Note 5). Additional, pro-forma expense represents vesting of stock options, including the former Coors and Molson options that immediately vested at the Merger. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands, except per share data)
Net income, as reported	$38,546	$72,036	$4,362	$76,876
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income, as reported	9,169	1,046	13,262	1,133
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,324)	(3,978)	(32,397)	(8,616)

Proforma net income (loss)	$37,391	$69,104	$(14,773)	$69,393

Earnings (loss) per share:
Basic—as reported	$0.45	$1.94	$0.06	$2.08
Basic—proforma	$0.44	$1.86	$(0.20)	$1.88
Diluted—as reported	$0.45	$1.90	$0.06	$2.05
Diluted—proforma	$0.44	$1.83	$(0.20)	$1.85

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record these costs in our income statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options and do not know the impact of changing our current method.

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

SFAS No. 154 "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3"

        SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and will affect any accounting changes that we elect to make thereafter.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        FIN No. 47 was issued in March 2005 and clarifies the accounting treatment required when accounting for an asset retirement obligation under SFAS No. 143 that is conditional in nature. FIN 47 will be effective for us at the end of our fiscal 2005. Management is currently reviewing the impact of FIN 47 on our accounting treatment of our asset retirement obligations. Any income statement change that may result from the adoption of FIN 47 would be reported as a cumulative effect of a change in accounting principle during the fourth quarter of 2005.

2.     MOLSON MERGER

Merger Transaction

        The Merger was approved at a special meeting of the shareholders of Molson Inc. on January 28, 2005, and a separate meeting of Molson Inc. option holders on January 27, 2005, and amendments to the Company's certificate of incorporation and a proposal to approve the issuance of shares of Class A common stock, Class B common stock, special Class A voting stock and special Class B voting stock (and any shares convertible into or exchangeable for shares of that stock) were approved by the Coors stockholders on February 1, 2005. The Merger was effected through an exchange of stock, in which Molson Inc. shareholders received stock in the new MCBC according to an exchange ratio, depending upon the type of stock held. Also, Molson Inc. shareholders were permitted to receive a combination of common stock of MCBC and exchangeable shares in a subsidiary of MCBC, Molson Coors

Canada, Inc. Canadian resident holders who received exchangeable shares in the Merger could defer paying income taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

        In the Merger, Molson Inc. shareholders received the following:

        Molson Class A Shareholders.    A holder of Molson Class A non-voting shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.360 of a Class B exchangeable share of Molson Coors Canada (and ancillary rights),

  •
  through a series of exchanges, 0.360 of a share of Class B common stock of MCBC, or

  •
  a combination of Class B exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of Class B common stock.

        Molson Class B Shareholders.    A holder of Molson Class B common shares who was a Canadian resident for Canadian income tax purposes was permitted to elect to receive for each of those shares:

  •
  0.126 of a Class A exchangeable share and 0.234 of a Class B exchangeable share of Molson Coors Canada (and ancillary rights),

  •
  through a series of exchanges, an aggregate of 0.360 of a share of MCBC common stock, comprised of 0.126 of a share of Class A common stock and 0.234 of a share of Class B common stock, or

  •
  a combination of exchangeable shares (and ancillary rights) and, through a series of exchanges, shares of MCBC common stock.

Molson Stock Option Holders

        A holder of Molson Inc. stock options was permitted to exchange each such Molson Inc. option for 0.36 of a MCBC option to purchase Class B common stock. Approximately 1.3 million options were issued by MCBC in the Merger.

        Molson Class A non-voting and Class B common shareholders, excluding Pentland Securities (a company controlled by Eric Molson, a related party), also received a special dividend (the "Special Dividend") of Cdn. $5.44 per share, or a total of approximately Cdn. $652 million (US $523 million) paid by Molson in connection with the Merger to Molson Inc. shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson Inc.'s common stock were approximately 1.4 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson Inc.'s directors and senior management between January 28, 2005, and February 8, 2005. This resulted in an increase in the Special Dividend of Cdn $12 million (US $10 million) and an increase in Molson Inc.'s outstanding Class A common stock. As discussed below, the Special Dividend was financed through additional debt.

        At its January 28, 2005, meeting, in light of the amount of work involved in completing the merger transaction, the Board of Directors of Molson Inc. authorized additional payments of: Cdn. $50,000 (US $39,800) to each of the then outside directors of Molson Inc.; an additional Cdn. $50,000 (US $39,800) to the chairs of the Independent Committee and Human Resources Committee; and Cdn. $845,000 (US $672,630) in aggregate additional payments to executive officers and certain other employees of Molson Inc. All Merger-related expenses incurred by Molson Inc. prior to the Merger were expensed as incurred.

Reasons for the Merger

        The Merger placed our combined company as the world's fifth largest brewer, by volume, with combined annual volume of approximately 50 million barrels. The combined company offers a diverse offering of more than 70 owned and licensed brands in key markets throughout the world. Management has identified $175 million of annual synergies that the combined company believes it can achieve in stages over the next three years, including the closing of the Memphis plant discussed in Note 5, in addition to administrative, strategic sourcing and other cost reductions.

Pro Forma Results

        As discussed in Note 1, the results of Molson have been included in the consolidated financial statements since February 9, 2005. However, while the Molson results include results from February 9, 2005 through June 26, 2005, the results of Kaiser are reported one month in arrears and include results from February 9, 2005, through May 31, 2005.

        The following unaudited, pro forma information shows the results of our operations for the thirteen and twenty-six weeks ended June 26, 2005 and June 27, 2004, as if the Merger had occurred at the beginning of each period. Therefore, the pro forma information includes Molson results for January through June of both periods presented and Kaiser results for December through May of both periods presented to simulate the reporting method we have adopted with respect to Kaiser. The pro forma results include special charges of $171.7 million during the first two quarters of 2005, including $17.4 million of merger-related special charges in the US segment for restructuring costs and accelerated depreciation on the company's Memphis brewery, which will be closed during the next two years; a $3.6 million write-off of obsolete brewery assets in the Europe segment offset by a $3.2 million gain on asset sale, expenses related to tax contingency increases in Brazil totaling $46.7 million, restructuring charges in Brazil of $19.3 million, and Corporate segment special charges totaling $87.9 million, primarily due to change-in-control payments and benefits for 12 former Coors officers who left the company following the Merger. Pro forma results for 2004 include special charges of $43 million, including merger-related Corporate expenses of $24 million, and $19 million in charges related to the closure of sales offices and brewing operations in Brazil.

	Thirteen weeks ended
	June 26, 2005 (actual)	June 27, 2004
	(In thousands, except per share amounts)
Net sales	$1,611,313	$1,631,997
Pretax income	$70,556	$176,110
Net income	$38,546	$110,851
Net income per common share:
Basic	$0.45	$1.32
Diluted	$0.45	$1.29
	Twenty-six weeks ended
	June 26, 2005	June 27, 2004
	(In thousands, except per share amounts)
Net sales	$2,855,573	$2,947,169
Pretax (loss) income	$(25,013)	$214,588
Net (loss) income	$(37,151)	$144,814
Net (loss) income per common share:
Basic	$(0.43)	$1.76
Diluted	$(0.43)	$1.72

Preliminary Purchase Accounting

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and merger-related costs incurred by Coors. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's net assets, with the residual to goodwill. Management has evaluated many of Molson's assets and liabilities using various methods, including consultation with a third party appraiser. The most significant items for which valuations have not been finalized are pre-existing contractual relationships between Coors and Molson Inc., certain aspects of Molson's investment in the Montreal Canadiens, the value of the Brazil business, the value of Molson's non-owned partner brands whose contracts were impacted by the change in control, and the fixed assets of Brewers Retail Inc. (BRI), a joint venture consolidated under FIN 46. In addition, management is currently evaluating potential restructuring activities that could impact our purchase accounting. Other significant outstanding items include: evaluation of our organizational structure, decisions on outsourcing and other vendor arrangements and determination of the optimal information technology platform. Management is in the process of evaluating strategic alternatives relative to our Brazil operations. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date.

As of February 9, 2005
(In millions)
Current assets	$421.6
Property, plant and equipment	1,122.6
Other assets	306.4
Intangible assets	3,703.1
Goodwill	1,850.4

Total assets acquired	7,404.1

Current liabilities	(2,149.8)
Non-current liabilities and minority interests	(1,698.5)

Total liabilities assumed	(3,848.3)

Net assets acquired	$3,555.8

        We have allocated preliminary purchase price to goodwill and intangibles as follows. Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques.

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$344.0	7 to 12
Brands	145.1	12

Total Canada Segment	489.1
Brazil Segment
Distribution Agreements	8.3	14
Brands	23.6	12 to 35

Total Brazil Segment	31.9
Total Intangible Assets—Finite Lived	521.0

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	744.3
Brands	2,437.8

Total Intangible Assets—Indefinite Lived	3,182.1

Total Intangible Assets	$3,703.1

Goodwill
Canada Segment	$1,716.2
Brazil Segment	93.1
US Segment	41.1

Total Goodwill	$1,850.4

Merger-related Debt

        Subsequent to the Merger, we established a $1.0 billion bridge facility which was used to refinance pre-merger Molson debt of approximately $1.5 billion, including that used to finance the Special Dividend and to refinance some of Molson's other pre-merger debt. We had $977.8 million outstanding under the bridge facility at June 26, 2005. The bridge facility is classified as short-term debt. We also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings. We had $310.5 million outstanding under the credit facility at June 26, 2005. Subsequent to establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated.

Merger-related Other

        Molson sold the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. We have determined that, while the Club is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. As a result, we account for our interest in the Canadiens using the equity method.

        The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92.0 million at June 26, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn.$2.4 million, and are based on prevailing interest rates and changes in the consumer price index.

        We have made preliminary estimates of the fair values of the common and preferred equity investments in the Montreal Canadiens, as well as of the guarantee to lenders noted above and a guarantee of payments due under a land lease. We will further evaluate during the allocation period our 19.9% share of any intangible assets that may exist with respect to the investment.

        The preferred equity interest has a stated value of $86.5 million Cdn. (approximately U.S. $69.2 million) and is redeemable in 2009. The land lease has 88 years remaining in its term, with annual payments of $2.4 million Cdn. indexed to inflation. The lessee is an entity owned by the buyer of the Canadiens.

        Molson and Coors were partners in two joint ventures, Coors Canada and Molson USA (MUSA), prior to the merger. EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination,requires management to determine whether the preexisting contractual relationships were valued at fair value at the merger date. The lesser of any unfavorability to Coors (the acquiring company for purposes of SFAS 141), or the cost to settle the relationship, is to be reflected as an expense just prior to the merger occurring, with the offsetting result of that loss amount not being considered in purchase price accounting. We are evaluating any potential impact of this rule as part of our purchase price accounting process, which is ongoing.

3.     BUSINESS SEGMENTS

        We have realigned our reporting segments as a result of the Merger. For comparative purposes, we have also reclassified amounts in the prior period presentation to the new format.

United States (U.S.)

        The U.S. segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, and the Caribbean. This segment includes the results of the Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN46R.

Europe

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom; our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R); and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It includes the sale of Coors Fine Light Beer® in the United Kingdom and Coors Light® in the Republic of Ireland. It also includes the small amount of volume that is sold in Asia and Russia.

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

Canada

        The Canada segment consists of our production and sale of the Molson brands, principally in Canada; our joint venture arrangement related to the distribution and retail of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN46R); our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL); and the Coors Light business in Canada. The Canada segment also includes our equity interest in the Montreal Canadiens Hockey Club.

        We also distribute, market and sell Corona Extra® in Ontario, Quebec, and the Atlantic provinces under agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) which grants us the right to import, market and sell Heineken products throughout Canada and with Miller to brew, market and sell several Miller brands, and distribute and sell imported Miller brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster's Brewing Group Limited, to brew Foster's Lager® in Canada for sale in Canada and the United States. Lastly, the Canada segment has the right to contract produce Asahi® for the United States market.

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

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) before income taxes, after minority interests for each segment, to income (loss) before income taxes and net income (loss) shown on the condensed consolidated statements of operations.

	Thirteen Weeks Ended June 26, 2005
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$701,982	$406,288	$438,593	$64,450	$—	$1,611,313
Income (loss) before income taxes, after minority interests	74,458	28,962	106,036	(55,466)	(79,063)	74,927
Minority interests, before taxes	4,354	1,417	1,302	(10,855)	(589)	(4,371)

Income (loss) before income taxes	$78,812	$30,379	$107,338	$(66,321)	$(79,652)	$70,556
Income tax expense						(37,418)

Income before minority interests						33,138
Minority interests						5,408

Net income						$38,546

	Thirteen Weeks Ended June 27, 2004
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$653,589	$481,892	$14,731	$—	$—	$1,150,212
Income (loss) before income taxes, after minority interests	71,415	48,844	14,929	—	(27,190)	107,998
Minority interests, before taxes	4,276	2,010	—	—	(348)	5,938

Income (loss) before income taxes	$75,691	$50,854	$14,929	$—	$(27,538)	$113,936
Income tax expense						(36,495)

Income before minority interests						77,441
Minority interests						(5,405)

Net income						$72,036

	Twenty-Six Weeks Ended June 26, 2005
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$1,226,956	$733,418	$634,924	$80,160	$—	$2,675,458
Income (loss) before income taxes, after minority interests	87,051	17,931	121,711	(57,311)	(144,457)	24,925
Minority interests, before taxes	6,457	1,982	1,302	(11,592)	(909)	(2,760)

Income (loss) before income taxes	$93,508	$19,913	$123,013	$(68,903)	$(145,366)	$22,165
Income tax expense						(21,725)

Income before minority interests						440
Minority interests						3,922

Net income						$4,362

	Twenty-Six Weeks Ended June 27, 2004
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$1,173,492	$873,519	$27,194	$—	$—	$2,074,205
Income (loss) before income taxes, after minority interests	89,852	52,887	27,428	—	(53,830)	116,337
Minority interests, before taxes	6,677	2,789	—	—	(788)	8,678

Income (loss) before income taxes	$96,529	$55,676	$27,428	$—	$(54,618)	$125,015
Income tax expense						(40,228)

Income before minority interests						84,787
Minority interests						(7,911)

Net income						$76,876

        The following table represents total assets by reporting segment:

	At June 26, 2005	At December 26, 2004
	(In thousands)
United States	$1,569,916	$1,486,598
Europe	2,804,442	3,170,926
Canada	6,983,000	—
Brazil	537,390	—

Total Assets	$11,894,748	$4,657,524

4.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share were determined using the calculations outlined below:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands, except per share amounts)
Net income	$38,546	$72,036	$4,362	$76,876

Weighted average shares for basic EPS	85,321	37,160	74,214	36,911
Effect of dilutive securities:
Stock options granted to employees	592	671	895	626
Restricted shares subject to repurchase excluded from basic EPS	15	31	15	31

Weighted average shares for diluted EPS	85,928	37,862	75,124	37,568

Basic EPS	$0.45	$1.94	$0.06	$2.08

Diluted EPS	$0.45	$1.90	$0.06	$2.05

Dividends per share	$0.32	$0.205	$0.64	$0.41

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. Anti-dilutive stock options totaling 4.6 million and 1.3 million in the thirteen weeks and 2.7 million and 2.6 million in the twenty-six weeks ended June 26, 2005 and June 27, 2004, respectively, were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares.

5.     SPECIAL CHARGES

        Largely in connection with the Merger and our related synergy goals, we have incurred charges in the first half of 2005 that are not indicative of our operations. As such, we have separately classified these charges as special operating expenses. By segment, the following items are included in special charges.

US Segment

        The US segment has recognized $17.4 million of special charges in the first half of 2005. $14.4 million of these charges related to accelerated depreciation and asset write-offs incurred in connection with our previously announced plans to close our Memphis facility over the next two years. The remaining $3.0 million includes salaried employee termination costs and other closing costs at Memphis and at our Golden facility, of which expenditures totaling $2.3 million have been made as of June 26, 2005. On July 26, 2005, Molson Coors Brewing Company reached a new labor agreement with the Teamsters Union representing the majority of its workers at the Company's brewery in Memphis, Tenn. The new labor agreement includes terms for a one-time benefit to employees who are involuntarily terminated in connection with the closure of this brewery. Retention and severance costs for the Memphis employees will be accrued over the service period during which such benefits are earned by the employees.

	Accruals for:
	Severance and Other Employee- Related Costs	Closing and Other Costs	Total
	(in millions)
Balance at December 26, 2004	$—	—	$—
Special charges	2.8	0.2	3.0
Payments	(2.1)	(0.2)	(2.3)
Other adjustments	—	—	—

Balance at June 26, 2005	$0.7	—	$0.7

        Plans for shifting production from Memphis to other brewing and packaging facilities and the sequence of the shutdown are currently being finalized. However, the company expects a phase-out of operations to begin during the second half of 2005 and be completed by the first quarter of 2007. Cost savings are anticipated to be in the range of $32-$35 million annually when the closure is complete. To effect this change, the company expects to invest $70-$80 million in capital expenditures in its North American brewery network, along with restructuring and other costs related to the closure of the Memphis facility.

        In conjunction with the plans to close this facility, the Company currently expects to incur approximately $15 million to $25 million in cash expenses, consisting of severance and other employee related costs of approximately $10 million and equipment relocation and other facility transition costs of $5 million to $15 million. The Company also expects to incur non-cash asset impairment related expenses of $75 million to $80 million through accelerated depreciation and one-time asset abandonments. In addition, we may also pay an undetermined amount to the union pension plan when we withdraw our participation. These expenses will be incurred during 2005, 2006 and first quarter of 2007.

        The Molson Coors Memphis brewery currently employs approximately 400 people and brews Coors Light for export, Zima XXX, Blue Moon and Keystone Light.

Europe Segment

        The Europe segment incurred net special charges of $0.4 million during the first half of 2005, which consist of a first quarter 2005 impairment charge for brewing assets in the U.K. totaling $3.6 million, offset by a gain on development of property formerly owned by the Company near the Burton brewing facility in the second quarter of 2005 totaling $3.2 million.

Brazil Segment

        The Brazil segment incurred special charges of $46.7 million to record reserves for contingent liabilities associated primarily with transactional taxes (i.e., non-income taxes). See Note 12.

Corporate Costs

Coors Rights on Change in Control

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

        In addition, these employees were entitled to severance benefits if triggering events specified in the agreement occur. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated executives and officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control. As a result of the drop in our stock price during the second quarter of 2005, we recorded a charge of $13.3 million representing the amount of cash payments that would have been required if terminated officers had exercised options at June 26, 2005. If the price of the Company's stock rises above this option floor, it will result in a reduction to this charge. To the extent the Company's stock price falls below the price on June 26, 2005 additional charges will be necessary. The amount is included in the following table under "Additions."

        For each of Coors' then Chairman and Chief Executive Officer, the severance benefits if triggered included a payment for the rest of the current year plus three times annual salary, bonus and fringe benefits, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. For all other executive officers with these agreements, the compensation includes a payment for the rest of the current year plus two times annual salary, bonus and fringe benefits, two years equivalent benefit coverage, and vesting and credit for two years additional service toward pension benefits.

        The Company offered retention benefits to each employee covered by the change in control agreements (except for both Coors' then Chairman and Chief Executive Officer who subsequently entered into new employment agreements [see Subsequent Events footnote 14]), in return for forfeiting their rights under the agreements. Twelve affected employees declined the retention plan offer. Corporate Special Charges for the twenty-six weeks ended June 26, 2005 include approximately $49.4 million accrued for departing employees under this plan, which includes $13.3 million related to the option floor benefit. Costs of the retention plan are being recognized ratably over the period that the employees remain with the Company and earn their retention bonuses. These costs will be included in future operating results and will total approximately $7.2 million over a two-year period.

Departure of Other Officers

        During the second quarter of 2005, two other officers (who were former officers of Molson, Inc.) left the Company, resulting in severance benefits. Special charges totaling $14.5 million were recorded in the second quarter related to these and other Molson severance and retention charges in the first half of 2005.

Other Corporate Special Charges

        The remaining special charges consist of Merger-related costs that were incurred by Coors, but did not qualify for capitalization in purchase accounting.

Summary of Special Charges

        The table below details Special Charges in the first half of 2005, by program.

Charges Recorded
(in millions)
Memphis asset impairment and accelerated depreciation	$14.4
Memphis and Golden restructuring and other costs	3.0
UK net loss on assets	0.4
Brazil tax contingencies	46.7
Change in control to Coors executives	49.4
Other severance for Molson executives	14.5

$128.4

6.     EMPLOYEE RETIREMENT PLANS

        We offer retirement plans to substantially all our employees in the U.S., U.K. and Canada. As a result of the Merger, we added pension liabilities of approximately $260.0 million and annual pension expense of approximately $13.4 million, including the obligations existing at BRI, which is a joint venture we are required to consolidate under FIN 46R. We incurred approximately $4 million of additional pension expense related to severance and change in control benefits to departing executives in the first half of 2005 which are included in Special Charges (see Note 5). The following summarizes our second quarter 2005 pension expense.

	Thirteen Weeks Ended:
	June 26, 2005
	US Plans	UK Plan	Canadian Plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,223	$9,372	$6,312	$20,907
Interest cost	13,344	27,270	18,977	59,591
Expected return on plan assets	(15,016)	(33,685)	(20,278)	(68,979)
Amortization of prior service cost	1,366	—	—	1,366
Amortization of net loss (gain)	4,277	1,255	—	5,532
Less expected participant contributions	—	(2,775)	(962)	(3,737)

Net periodic pension cost	$9,194	$1,437	$4,049	$14,680

Other Postretirement Benefits
Service cost—benefits earned during the period	$507	$—	$1,318	$1,825
Interest cost on projected benefit obligation	1,524	—	2,458	3,982
Amortization of prior service cost	(188)	—	—	(188)
Recognized net actuarial loss	448	—	—	448

Net periodic post-retirement benefit cost	$2,291	$—	$3,776	$6,067

	Thirteen Weeks Ended:
	June 27, 2004
	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,024	$8,358	$13,382
Interest cost	12,962	24,824	37,786
Expected return on plan assets	(13,104)	(30,052)	(43,156)
Amortization of prior service cost	1,464	—	1,464
Amortization of transition obligation	60	—	60
Amortization of net loss (gain)	3,487	1,185	4,672
Less expected participant contributions	—	(2,297)	(2,297)

Net periodic pension cost	$9,893	$2,018	$11,911

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499
Interest cost on projected benefit obligation	1,564	—	1,564
Amortization of prior service cost	(5)	—	(5)
Recognized net actuarial loss	192	—	192

Net periodic post-retirement benefit cost	$2,250	$—	$2,250

	Twenty-Six Weeks Ended:
	June 26, 2005
	US Plans	UK Plan	Canadian Plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$10,446	$18,744	$9,840	$39,030
Interest cost	26,688	54,540	29,596	110,824
Expected return on plan assets	(30,032)	(67,370)	(31,624)	(129,026)
Amortization of prior service cost	2,732	—	—	2,732
Amortization of net loss (gain)	8,554	2,510	—	11,064
Less expected participant contributions	—	(5,550)	(1,498)	(7,048)

Net periodic pension cost	$18,388	$2,874	$6,314	$27,576

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,014	$—	$2,055	$3,069
Interest cost on projected benefit obligation	3,048	—	3,835	6,883
Amortization of prior service cost	(376)	—	—	(376)
Recognized net actuarial loss	896	—	—	896

Net periodic post-retirement benefit cost	$4,582	$—	$5,890	$10,472

	Twenty-Six Weeks Ended:
	June 27, 2004
	US Plans	UK Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$10,301	$16,846	$27,147
Interest cost	26,317	50,036	76,353
Expected return on plan assets	(26,617)	(60,574)	(87,191)
Amortization of prior service cost	2,972	—	2,972
Amortization of transition obligation	119	—	119
Amortization of net loss (gain)	7,080	2,388	9,468
Less expected participant contributions	—	(4,630)	(4,630)

Net periodic pension cost	$20,172	$4,066	$24,238

Other Postretirement Benefits
Service cost—benefits earned during the period	$998	$—	$998
Interest cost on projected benefit obligation	3,128	—	3,128
Amortization of prior service cost	(10)	—	(10)
Recognized net actuarial loss	384	—	384

Net periodic post-retirement benefit cost	$4,500	$—	$4,500

        We expect that contributions to the pension plans during 2005 will be approximately $90.0 million (excluding supplemental executive plans). We expect to contribute approximately $79.9 million to the Canadian plans and approximately $37.1 million to the UK plan in 2005.

7.     CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

        The following summarizes the changes in our capital stock and paid-in capital accounts during the first six months of 2005:

	Common Shares Issued		Exchangeable Shares Issued		Common Stock Par
							Paid-in Capital(1)
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands)
Balances at December 26, 2004	1,260	36,392	—	—	$13	$364	$105,111
Shares issued in Merger	67	12,125	2,437	32,160	—	121	3,521,444
Shares exchanged	(44)	11,169	(567)	(10,558)	—	112	(112)
Shares issued under stock plans	—	854	—	—	—	8	58,202
Change in control equity benefit (Note 5)	—	—	—	—	—	—	10,601
Tax benefit from shares issued under stock plans	—	—	—	—	—	—	5,118

Balances at June 26, 2005	1,283	60,540	1,870	21,602	$13	$605	$3,700,364

(1)
Includes Exchangeable Class A and B equity, as well as paid in capital.

        The following summarizes the components in other comprehensive income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Net income	$38,546	$72,036	$4,362	$76,876

Other comprehensive income:
Foreign currency translation adjustments, net of tax	(67,387)	6,974	(23,550)	49,387
Currency effect on minimum pension liability	2,644	(805)	5,642	(4,251)
Unrealized (loss) gain on derivative instruments, net of tax	(1,374)	(14,635)	(4,395)	5,159
Reclassification adjustment—derivative instruments, net of tax	(1,671)	(980)	(6,144)	(2,631)

Comprehensive income (loss)	$(29,242)	$62,590	$(24,085)	$124,540

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

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. As of June 26, 2005, The Company is the guarantor of approximately $40 million of RMMC debt.

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

Brewers' Retail Inc. (BRI)

        BRI is a joint venture beer distribution and retail network for the Ontario region, owned by Molson, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At June 26, 2005, Molson's ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt and pension liabilities, which were approximately $175 million and $50 million, respectively, at June 26, 2005.

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

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 26, 2005			June 27, 2004
	Total Assets	Sales(1)	Pre-tax Income	Total Assets	Sales(1)	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$25,866	$20,015	$2,882	$33,236	$28,799	$3,783
RMBC(1)	$54,716	$24,298	$4,699	$43,305	$23,112	$5,806
RMMC(1)	$83,150	$64,971	$3,821	$83,326	$59,365	$2,499
BRI(2)	$315,543	$18,673	$—	$—	$—	$—
	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005			June 27, 2004
	Total Assets	Sales(1)	Pre-tax Income	Total Assets	Sales(1)	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$25,866	$28,603	$4,119	$33,236	$41,108	$5,679
RMBC(1)	$54,716	$45,506	$7,744	$43,305	$44,590	$10,738
RMMC(1)	$83,150	$108,350	$4,777	$83,326	$102,485	$1,979
BRI(2)	$315,543	$37,461	$—	$—	$—	$—

(1)
Substantially all such sales are intercompany, and as such, are eliminated in consolidation.

(2)
BRI results from February 9, 2005, the date of the Merger.

9.     GOODWILL AND OTHER INTANGIBLES

        The following tables present details of our intangible assets, other than goodwill as of June 26, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-35	$299.5	$(56.3)	$243.2
Distribution rights	2-14	398.9	(31.8)	367.1
Patents and technology and distribution channels	3-10	30.1	(12.7)	17.4
Other	5-34	14.2	(9.2)	5.0
Intangible assets not subject to amortization:
Brands	Indefinite	2,895.8	—	2,895.8
Pension	N/A	34.7	—	34.7
Distribution networks	Indefinite	699.4	—	699.4
Other	Indefinite	69.5	—	69.5

Total		$4,442.1	$(110.0)	$4,332.1

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2004:

	Useful	Gross Life	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$130.1	$(48.5)	$81.6
Distribution rights	2-10	38.4	(14.4)	24.0
Patents and technology and distribution channels	3-10	31.7	(11.6)	20.1
Other	5-34	16.3	(9.1)	7.2
Intangible assets not subject to amortization:
Brands	Indefinite	385.5	—	385.5
Pension	N/A	34.7	—	34.7
Other	Indefinite	27.9	—	27.9

Total		$664.6	$(83.6)	$581.0

        The following summarizes the change in goodwill during the first half of 2005 (in millions):

Balance at December 26, 2004	$890.8
Acquisition of Molson Inc.	1,850.4
Acquisition of Creemore Springs	4.5
Restatement (Note 1)	142.0
Reclassification of goodwill from MUSA	64.9
Impact of currency exchange	(21.1)

Balance at June 26, 2005	$2,931.5

        Based on average foreign exchange rates for the thirteen weeks ended June 26, 2005, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2005–Remaining	$37.4
2006	$74.7
2007	$70.4
2008	$70.0
2009	$70.0

        Amortization expense of intangible assets was $14.8 million and $6.8 million for the thirteen weeks and $26.4 million and $11.8 million for the twenty-six weeks ended June 26, 2005 and June 27, 2004, respectively.

        As of June 26, 2005, goodwill was allocated between our reportable segments as follows:

Segment	Amount
(In millions)
United States	$279.2
Europe	836.0
Canada	1,717.2
Brazil	99.1

Total	$2,931.5

        As discussed in Note 2, we preliminarily allocated $1,850.4 million to goodwill as a result of the Merger. As we are still valuing significant assets and liabilities acquired in the Merger, goodwill allocations shown above are subject to change. See Note 2 for the detailed listing of current values assigned to Molson and Brazil intangibles and goodwill.

10.   DEBT

        Our total long-term borrowings as of June 26, 2005, and December 26, 2004, were composed of the following:

	As of
	June 26, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)(4)	$1,011,985	$12,500

Senior notes(2)	$858,356	$856,971
Commercial paper(3)	289,356	—
Credit facility(5)	310,452	—
Other notes payable(6)	263,919	62,735

Total long-term debt (including current portion)	1,722,083	919,706
Less: current portion of long-term debt	(43,880)	(26,028)

Total long-term debt	$1,678,203	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans, overdraft facilities and a bridge loan facility as summarized below:

	As of
	June 26, 2005	December 26, 2004
	(In millions)
Bridge Loan [See (4) below]	$977.8	$—
US Dollar Lines of Credit
Two lines totaling $50 million	$4.4	$12.5
Interest rates at 3.68% and 2.95%
British Pound Lines of Credit
Three lines totaling 30 million GBP ($56.1 million)	$—	$—
Interest rates at 5.3% and 5.54%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($10.3 million)	$—	$—
Interest rates at 1%
Canadian bank overdrafts	$13.4	$—
Brazil short-term bank loans	$16.4	$—
Interest rates at 21.6%

Total short-term borrowings	$1,012.0	$12.5

(2)
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

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of June 26, 2005, we were in compliance with all of these restrictions.

(3)
In June 2003, we issued approximately $300 million in commercial paper. At June 26, 2005, and December 26, 2004, we had $289.4 million and $0.0 million outstanding, respectively. All of our commercial paper balance is classified as long-term as of June 26, 2005. As of June 26, 2005, and December 26, 2004, the interest rates on our commercial paper borrowings ranged from 3.17% to 3.45%, with a weighted average of 3.25%; and from 1.18% to 2.40%, with a weighted average of 1.50%, respectively. As of June 26, 2005, $289.4 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(4)
In February 2005, we entered into a $1.0 billion bridge loan credit facility available in both Canadian and U.S. dollars, which was initially used to refinance the payment of the special dividend debt incurred by Molson immediately prior to the Merger and to refinance various issues [See Note 2]. The bridge loan borrowings accrue interest at variable rates, which are indexed to the CDOR (Canadian Dollar Offered Rate), plus a spread based on Molson Coors' long-term bond rating. At June 26, 2005, the interest rate on outstanding borrowing was 3.06% and we had $977.8 million outstanding. The bridge loan credit facility expires in February 2006.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility, which was used to refinance a portion of the bridge facility borrowings [See (4) above]. Draws against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At June 26, 2005, the average effective interest rate for all borrowings outstanding was 3.02% and we had $310.6 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	June 26, 2005	December 26, 2004
	(In millions)
Note payable, denominated in
Euros	$19.5	$21.8
Interest rate at 5.39%
Maturity in October 2005
Note payable issued by
RMMC joint venture (See note 8)	$40.9	$40.9
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars (See note 8)	$162.0	$—
Plus: premium	$12.9	$—
Interest rate at 7.5%
Maturity in June 2011
Notes payable issued by Kaiser
In reais	$28.6	$—
Interest rate at 14%
Maturity in December 2008/June 2009

Total other notes payable	$263.9	$62.7

11.   INCOME TAXES

        Our effective tax rate for the second quarter is based upon an estimated annual effective tax rate per taxable entity, including evaluation of possible future events and estimated purchase price accounting for the merger with Molson and is subject to subsequent refinement or revision.

        Our second quarter effective tax rate was 53.0%, up from 32.0% a year ago, due primarily to losses in a foreign jurisdiction for which no tax benefit can be recognized for the full year. In accordance with FASB Interpretation No. 18, we adjust our annual estimated effective tax rate to exclude the impact of these foreign losses. The adjusted estimated annual effective tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in the foreign jurisdiction, and then adjusted by discrete items to compute income tax expense for the quarter.

        We anticipate that our full year 2005 effective tax rate will be in the range of 38% to 42% due in large part to losses in a foreign jurisdiction for which no tax benefit can be recognized as discussed above. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

        We are evaluating the impact of the repatriation provisions of Section 965 of the Internal Revenue Code, but we do not expect that they will have a material impact on our tax expenses.

12.   CONTINGENCIES

Merger

        Kaiser is a party to a number of claims from the Brazilian tax authorities involving federal excise (IPT), social contribution (PIS and COFINS) and value-added state (ICMS) taxes, as well as other civil claims related to employee terminations and commercial matters. Accruals for contingent liabilities in Brazil at June 26, 2005, including interest, totaled $264 million (based on the foreign exchange ratio on June 26, 2005). These contingent liabilities include $203 million recorded as of the Merger date. These estimated liabilities increased to $203 million from the $176 million reported by us in our Form 10-Q for the quarterly period ending March 27, 2005 due to a 16% appreciation in the Brazilian real versus the US dollar during the second quarter of 2005. During the second quarter of 2005, we recorded a special charge of $46.7 million (based on the foreign exchange rate on June 26, 2005) to increase these estimated contingent liabilities and record additional interest thereon. In addition to the amounts we have recorded, there are $333 million of tax claims where a loss is presently considered either remote or less than probable. This amount increased to $333 million from the $273 million reported by us in our Form 10-Q for the quarterly period ending March 27, 2005 primarily due to the changes in the foreign exchange rate described above. It is possible that actual amounts payable resulting from the claims by tax authorities could be materially different form the liabilities recorded.

        Molson sold the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92.0 million at June 26, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn.$2.4 million, and are based on prevailing interest rates and changes in the consumer price index.

        We have made a preliminary estimate of the fair value of the guarantees to lenders as well as of a guarantee related to the land lease associated with the transaction. See Note 2.

Litigation and Other Disputes

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Canada alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the merger vote in January 2005. The Company will vigorously defend the lawsuits.

        The Company has been contacted by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the "SEC") requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the February merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with this inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. We are cooperating with the inquiry.

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

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL for this issue with an arbitration board. During the second quarter of 2005, the board ruled against CBL. CBL has appealed the arbitration award and is confident that it will be reversed. We have estimated the cost of the award, if affirmed, to be $1 million, and accrued that amount as of June 26, 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

13.   DERIVATIVES

        Upon the Merger, we added various derivative instruments held by Molson and Brazil that hedged currency, commodity and interest rate risk in a similar manner as Coors. Certain Canadian interest rate swaps were unwound before the Merger occurred. Also, interest rate swaps held by BRI do not qualify for hedge accounting under SFAS 133. All other Molson and Brazil derivative instruments since the Merger have been accounted for in accordance with US GAAP and Coors' derivative policies. Please refer to the Annual Report on Form 10-K filed by Coors with the SEC for the fiscal year ended December 26, 2004 for a description of Coors' derivative policies.

14.   SUBSEQUENT EVENTS

        On June 29, 2005, we entered into new employment agreements with our Chief Executive Officer and the Vice Chairman of our Board of Directors. The new agreements include salary and benefits terms, as well as termination benefits that effectively replace the change of control agreements in place at the time of the Merger. (See related Note 5).

15.   SUPPLEMENTAL GUARANTOR INFORMATION

        On May 7, 2002, a wholly-owned subsidiary, CBC (Issuer), completed a private placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        Simultaneously with the private placement, we entered into a registration rights agreement pursuant to which we registered the exchange of the notes for substantially identical notes. The exchange of all the notes was completed on September 16, 2002.

        The following information sets forth our Condensed Consolidating Balance Sheets as of June 26, 2005, and December 26, 2004, and the Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 26, 2005, and June 27, 2004, and the Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 26, 2005, and June 27, 2004. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer, and all of its subsidiaries are reflected in the eliminations column. Separate complete financial statements of the Issuer and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$715,448	$38,861	$1,443,849	$—	$2,198,158
Excise taxes	—	(108,629)	(279)	(477,937)	—	(586,845)

Net sales	—	606,819	38,532	965,917	—	1,611,313
Cost of goods sold	—	(357,987)	(31,137)	(551,109)	—	(940,233)
Equity in subsidiary earnings	46,919	16,055	—	—	(62,974)	—

Gross profit	46,919	264,887	7,445	414,803	(62,974)	671,080
Marketing, general and administrative	81	(202,266)	(5,872)	(267,634)	—	(475,691)
Special charges	(18,071)	(15,683)	—	(53,919)		(87,673)

Operating income	28,929	46,938	1,573	93,250	(62,974)	107,716
Interest income (expense), net	1,871	(4,315)	(6,868)	(30,734)	—	(40,046)
Other income (expense), net	4,507	(28,566)	43,988	(17,043)	—	2,886

Income before income taxes	35,307	14,057	38,693	45,473	(62,974)	70,556
Income tax expense	3,239	32,863	(30,318)	(43,202)	—	(37,418)

Income before minority interests	38,546	46,920	8,375	2,271	(62,974)	33,138
Minority interest in net (income) loss of consolidated entities	—	—	—	5,408	—	5,408

Net income	$38,846	$46,920	$8,375	$7,679	$(62,974)	$38,546

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$696,849	$36,959	$816,517	$—	$1,550,325
Excise taxes	—	(107,995)	(519)	(291,117)	—	(399,631)

Net sales	—	588,854	36,440	525,400	—	1,150,694
Cost of goods sold	—	(353,088)	(28,142)	(321,794)	—	(703,024)
Equity in subsidiary earnings	65,601	59,543	—	—	(125,144)	—

Gross profit	65,601	295,309	8,298	203,606	(125,144)	447,670
Marketing, general and administrative	(1,531)	(188,696)	(7,219)	(124,616)	—	(322,062)

Operating income	64,070	106,613	1,079	78,990	(125,144)	125,608
Interest income (expense), net	11,345	(12,350)	4,463	(16,483)	—	(13,025)
Other income (expense), net	(207)	(25,652)	51,784	(24,572)	—	1,353

Income before income taxes	75,208	68,611	57,326	37,935	(125,144)	113,936
Income tax expense	(3,172)	(2,999)	(18,943)	(11,381)	—	(36,495)

Income before minority interests	72,036	65,612	38,383	26,554	(125,144)	77,441
Minority interest in net (income) loss of consolidated entities	—	—	—	(5,405)	—	(5,405)

Net income	$72,036	$65,612	$38,383	$21,149	$(125,144)	$72,036

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,259,344	$69,627	$2,298,624	$—	$3,627,595
Excise taxes	—	(192,148)	(682)	(759,307)	—	(952,137)

Net sales	—	1,067,196	68,945	1,539,317	—	2,675,458
Cost of goods sold	—	(651,375)	(55,673)	(933,299)	—	(1,640,347)
Equity in subsidiary earnings	13,063	50,828	—	—	(63,891)	—

Gross profit	13,063	466,649	13,272	606,018	(63,891)	1,035,111
Marketing, general and administrative expenses	(110)	(369,234)	(11,246)	(439,122)	—	(819,712)
Special charges	(23,899)	(46,857)	—	(57,617)		(128,373)

Operating income (loss)	(10,946)	50,558	2,026	109,279	(63,891)	87,026
Interest income (expense), net	8,774	(11,452)	(7,889)	(51,306)	—	(61,873)
Other (expense) income, net	3,366	(49,872)	81,404	(37,886)	—	(2,988)

Income before income taxes	1,194	(10,766)	75,541	20,087	(63,891)	22,165
Income tax expense	3,168	16,443	(20,166)	(21,170)	—	(21,725)

Income before minority interests	4,362	5,677	55,375	(1,083)	(63,891)	440
Minority interest in net (income) loss of consolidated entities	—	—	—	3,922	—	3,922

Net income	$4,362	$5,677	$55,375	$2,839	$(63,891)	$4,362

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,247,499	$67,592	$1,469,922	$—	$2,785,013
Excise taxes	—	(194,742)	(875)	(515,191)	—	(710,808)

Net sales	—	1,052,757	66,717	954,731	—	2,074,205
Cost of goods sold	—	(652,370)	(52,123)	(610,275)	—	(1,314,768)
Equity in subsidiary earnings	63,044	80,429			(143,473)	—

Gross profit	63,044	480,816	14,594	344,456	(143,473)	759,437
Marketing, general and administrative expenses	(1,664)	(353,955)	(15,117)	(235,103)	—	(605,839)

Operating income (loss)	61,380	126,861	(523)	109,353	(143,473)	153,598
Interest income (expense), net	22,450	(26,681)	9,042	(33,374)	—	(28,563)
Other (expense) income, net	(310)	(45,224)	93,510	(47,996)	—	(20)

Income before income taxes	83,520	54,956	102,029	27,983	(143,473)	125,015
Income tax expense	(6,644)	8,036	(33,225)	(8,395)	—	(40,228)

Income before minority interests	76,876	62,992	68,804	19,588	(143,473)	84,787
Minority interest in net (income) loss of consolidated entities	—	—	—	(7,911)	—	(7,911)

Net income	$76,876	$62,992	$68,804	$11,677	$(143,473)	$76,876

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 26, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,420	$904	$4,139	$35,896	$—	$45,359
Accounts receivable, net	130	122,842	11,075	627,965	—	762,012
Other receivables, net	372	32,193	(156)	243,313		275,722
Inventories	—	105,677	8,697	247,804		362,178
Current deferred tax asset	554	16,588	—	3,228	—	20,370
Other current assets, net	—	38,931	498	84,763	—	124,192

Total current assets	5,476	317,135	24,253	1,242,969	—	1,589,833
Properties, net	—	754,364	20,097	1,738,785	—	2,513,246
Goodwill	—	279,146	—	2,652,320	—	2,931,466
Other intangibles, net	—	58,443	10,426	4,263,219	—	4,332,088
Net investment in and advances to subs	3,396,896	5,695,138	—	—	(9,092,034)	—
Non-current deferred tax asset	—	—	50,078	220,264	—	270,342
Other non current assets	(1,841)	77,118	(45,335)	227,831	—	257,773

Total assets	$3,400,531	$7,181,344	$59,519	$10,345,388	$(9,092,034)	$11,894,748

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$514	$121,340	$2,926	$180,800	$—	$305,580
Deferred tax liability	—	—	91	62,642	—	62,733
Accrued expenses and other liabilities	3,623	242,045	4,523	899,754	—	1,149,945
Short-term borrowings and current portion of long-term debt	—	4,057	977,840	73,968	—	1,055,865

Total current liabilities	4,137	367,442	985,380	1,217,164	—	2,574,123
Long-term debt	—	1,148,055	—	530,148		1,678,203
Non-current deferred tax liability	35,862	44,069	23,911	867,575	—	971,417
Other long-term liabilities	22,045	459,408	—	986,203	—	1,467,656

Total liabilities	62,044	2,018,974	1,009,291	3,601,090	—	6,691,399

Minority interest	—	—	—	92,253	—	92,253
Total stockholders' equity	3,338,487	5,162,370	(949,772)	6,652,045	(9,092,034)	5,111,096

Total liabilities and stockholders' equity	$3,400,531	$7,181,344	$59,519	$10,345,388	$(9,092,034)	$11,894,748

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,200	$16,988	$2,552	$100,273	$—	$123,013
Accounts receivable, net	—	79,089	6,765	615,804	—	701,658
Notes and other receivables, net	—	43,874	—	87,834	—	131,708
Deferred tax asset	—	—	—	3,228	—	3,228
Total inventories	—	110,707	6,893	117,161	—	234,761
Other current assets	—	36,591	411	36,846	—	73,848

Total current assets	3,200	287,249	16,621	961,146	—	1,268,216
Properties, net	—	785,157	19,777	640,650	—	1,445,584
Goodwill	40,000	160,497	(164,601)	854,925	—	890,821
Other intangibles, net	—	58,595	10,286	512,162	—	581,043
Investments in joint ventures	—	64,365	—	76,267	—	140,632
Net investments in and advances to subs	1,654,247	2,113,427	—	—	(3,767,674)	—
Non-current deferred tax asset	(34,011)	(50,929)	251,381	1,863	—	168,304
Other non-current assets	5,775	—	—	157,149	—	162,924

Total assets	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$126,073	$1,747	$198,214	$—	$326,034
Deferred tax liabilities	—	(16,588)	23,144	(704)	—	5,852
Accrued expenses and other liabilities	43,603	242,430	4,297	516,153	—	806,483
Short-term borrowings and current portion of long-term debt	—	12,157	—	26,371	—	38,528

Total current liabilities	43,603	364,072	29,188	740,034	—	1,176,897
Long-term debt	—	857,315	—	36,363	—	893,678
Non-current deferred tax liability	—	—	—	149,927	—	149,927
Other long-term liabilities	24,442	544,607	54,053	175,886	—	798,988

Total liabilities	68,045	1,765,994	83,241	1,102,210	—	3,019,490

Minority interests	—	—	—	36,868	—	36,868
Total stockholders' equity	1,601,166	1,652,367	50,223	2,065,084	(3,767,674)	1,601,166

Total liabilities and stockholders' equity	$1,669,211	$3,418,361	$133,464	$3,204,162	$(3,767,674)	$4,657,524

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2005
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(4,817)	$(95,135)	$122,564	$(147,990)	$(125,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(45,840)	(1,163)	(100,594)	(147,597)
Proceeds from sales of properties and intangible assets	—	197	365	2,142	2,704
Acquisition of subsidiaries, net of cash acquired	—	—	—	(16,561)	(16,561)
Cash recognized on merger with Molson Inc.	—	—	—	78,075	78,075
Cash expended for merger-related costs		(20,382)		—	(20,382)
Trade loans advanced to customers		—		(14,225)	(14,225)
Trade loan repayments from customers				23,591	23,591
Other	—	—		15	15

Net cash used in investing activities	—	(66,025)	(798)	(27,557)	(94,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	51,961	—	—	—	51,961
Dividends paid	(35,756)	—	—	(19,167)	(54,923)
Proceeds from short-term borrowings		—	977,785	34,947	1,012,732
Payments on short-term borrowings	—		—	(832,517)	(832,517)
Net (payments on) proceeds from commercial paper	—	290,000	—	—	290,000
Proceeds from issuance of long-term debt	—	—	—	510,043	510,043
Payments on debt and capital lease obligations	—		—	(817,094)	(817,094)
Dividends paid to minority interest holders	—	—	—
Change in overdraft balances and other	(2,539)	(5,736)	—	(4,781)	(13,056)
Net activity in investment and advances (to) from subsidiaries	(7,629)	(139,188)	(1,096,490)	1,243,307	—

Net cash used in financing activities	6,037	145,076	(118,705)	114,738	147,146

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	1,220	(16,084)	3,061	(60,809)	(72,612)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,474)	(3,568)	(5,042)
Balance at beginning of year	3,200	16,988	2,552	100,273	123,013

Balance at end of quarter	$4,420	$904	$4,139	$35,896	$45,359

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2004
(In thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$13,907	$(14,275)	$62,693	$88,916	$151,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(35,037)	(1,775)	(38,423)	(75,235)
Proceeds from sales of properties and intangible assets	—	649	387	45,282	46,318
Trade loans advanced to customers	—	—	—	(6,411)	(6,411)
Trade loan repayments from customers	—	—	—	9,721	9,721
Cash recognized on initial consolidation of joint ventures	—	—	—	20,840	20,840
Other	—	(998)	(86)	—	(1,084)

Net cash (used in) provided by investing activities	—	(35,386)	(1,474)	31,009	(5,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock under stock plans	44,047	—	—	—	44,047
Dividends paid	(15,178)	—	—	—	(15,178)
Proceeds from short-term borrowings	—	118,300	—	7,657	125,957
Payments on short-term borrowings	—	(125,300)	—	(21,971)	(147,271)
Net payments on commercial paper	—	(43,458)	—	—	(43,458)
Payments on debt and capital lease obligations	—	(86,572)	—	(1,651)	(88,223)
Change in overdraft balances and other	—	(467)	—	(5,745)	(6,212)
Net activity in investment and advances (to) from subsidiaries	(43,120)	188,107	(61,175)	(83,812)	—

Net cash (used in) provided by financing activities	(14,251)	50,610	(61,175)	(105,522)	(130,338)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(344)	949	44	14,403	15,052
Effect of exchange rate changes on cash and cash equivalents	—	—	260	1,491	1,751
Balance at beginning of year	454	802	2,849	15,335	19,440

Balance at end of quarter	$110	$1,751	$3,153	$31,229	$36,243

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Overall, our second quarter results were mixed, with some trend improvements in our two largest markets—Canada and the U.S.—and continuing challenges in both our Europe and Brazil segments. Canada segment operating income during the second quarter 2005 decreased 11.9% (on a pro forma basis for the Merger) from the prior year second quarter with Coors Light sales to retail growing more than 10 percent from a year ago. In the U.S., Coors Light sales to retail were up slightly compared to a year ago. In addition, the U.S. pricing environment continued to be favorable, despite competitive discounting activity in some key markets on select brands and packages. Our Europe segment was challenged by a continued weak U.K. beer industry, increased competitive discounting and margin pressure from unfavorable brand and channel mix changes. In Brazil, cost trends improved, but continued unit volume declines and pretax losses challenged this business.

Restatement

        The Company has restated its Condensed Consolidated Financial Statements as of and for the three months ended March 27, 2005 for the income tax adjustments discussed in Note 1.

Special Items in the Second Quarter

        We recorded special charges totaling $87.7 million during the second quarter of 2005, including:

        U.S. SEGMENT—Special charges of $10 million primarily for restructurings and closing the Memphis brewery, including accelerated depreciation of the facility, asset impairments, and severance costs.

        EUROPE SEGMENT—Special credit of $3.2 million was due to one-time development profits on real estate formerly held by the company.

        BRAZIL SEGMENT—Special charge of $46.7 million due to an increase in Brazil deferred tax liabilities. Included in this charge are a wide range of state and federal excise, social contribution, and value added tax claims. (See "Contingencies" below.)

        CORPORATE SEGMENT—Special charges of $34.2 million, including expenses related to three officers who left the company during the second quarter. In addition, $13.3 million was recorded for the non-cash cost of providing a floor under the options for all of the Coors officers (a total of 12) who left under the change-of-control following the merger. If the price of the company's stock rises above this option floor, it will result in a reduction to this charge. To the extent the Company's stock price falls below the price on June 26, 2005, additional charges will be necessary.

Synergies

        Management has identified $175 million of annual synergies that the combined company can achieve in stages over the next three years. Since the completion of the merger on February 9, 2005, the Company has captured approximately $15 million in cost synergies, with the savings mostly in overhead costs. The Company believes that it is on track to capture its goal of $50 million in cost synergies for 2005.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the thirteen and twenty-six week periods ended June 26, 2005, and June 27, 2004, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 27, 2004.

        We have realigned our reporting segments as a result of the Merger. For comparability, we have adjusted the prior period presentation to reflect the new segment structure post-Merger.

United States

        The US segment includes the production, marketing, and sale of the Coors portfolio of brands in the United States and its territories, including the results of the RMMC and RMBC can and bottle joint ventures consolidated in 2004 under FIN 46R. This segment also includes the sale of Molson products in the U.S.

Europe

        The Europe segment includes the production, marketing and sale of the CBL brands, principally in the United Kingdom; our joint venture arrangement relating to the distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R in 2004); and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam). It includes the sale of Coors Fine Light Beer in the United Kingdom and Coors Light in the Republic of Ireland. It also includes the small amount of Coors brands sold in Asia and Russia.

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

Canada

        The Canada segment consists of our production and sale of the Molson brands, principally in Canada; our joint venture arrangement related to the distribution and retail of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN46R); our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL); and the Coors Light business in Canada.

        In addition to brewing, packaging and distributing our own brands, we also have license arrangements with other global brewers to manufacture or import, market, distribute and sell their products in Canada at retail and to on-premise customers.

        We distribute, market and sell Corona Extra® in Ontario, Quebec, and the Atlantic provinces under an agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) which grants us the right to import, market and sell Heineken products throughout Canada and with Miller to brew, market and sell several Miller brands and distribute and sell imported Miller brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster's Brewing Group Limited, to brew Foster's Lager® in Canada for sale in Canada and the United States. Lastly, Molson Canada has the right to contract produce Asahi® for the United States market.

Brazil

        The Brazil segment includes the production, marketing and sale of the Kaiser and Bavaria brands in Brazil.

THE UNITED STATES SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	6,334	6,050	4.7%	11,128	10,919	1.9%

Net sales	$701,982	$653,589	7.4%	$1,226,956	$1,173,492	4.6%
Cost of goods sold	(409,994)	(385,765)	6.3%	(741,421)	(716,961)	3.4%

Gross profit	291,988	267,824	9.0%	485,535	456,531	6.4%
Marketing, general and administrative expenses	(203,158)	(193,210)	5.1%	(374,637)	(362,285)	3.4%
Special items(1)	(10,000)	—	N/M	(17,447)	—	N/M

Operating income	78,830	74,614	5.7%	93,451	94,246	(0.8)%
Other (expense) income, net(2)	(18)	1,077	N/M	57	2,283	N/M

Income before income taxes(1)	$78,812	$75,691	4.1%	$93,508	$96,529	(3.1)%

(1)
The Special items in 2005 consist of asset impairments, accelerated depreciation, severance and other costs related to the closure of the Memphis brewery and severance costs in Golden.

(2)
Other income, net consists primarily of our equity share of Molson USA losses and, in 2004, royalties earned on mineral leases.

Net sales and volume

        For the thirteen weeks ended June 26, 2005, net sales in the US Segment totaled $702.0 million, 7.4% higher than the same period in 2004. For the twenty-six weeks ended June 26, 2005, net sales in the US Segment were $1.2 billion, 4.6% higher than the comparable period in the prior year. Barrel sales were 4.7% and 1.9% higher quarter-over-quarter and year-over-year, respectively. Base U.S. sales volume was higher by 20,000 barrels in the quarter resulting in an increase to net sales of $2 million. U.S. sales volume was lower for the twenty-six weeks ended by 150,000 barrels resulting in a decrease to net sales of $16 million. The change in accounting of the MUSA joint venture from the equity method in 2004 to consolidating MUSA from the date of the Merger in 2005, contributed 214,000 and 314,000 barrels to the quarter and year-to-date, respectively or $25 million and $36 million, respectively. Pricing in the U.S. contributed positively to the quarter and year-to-date results.

Cost of goods sold and gross profit

        Cost of goods sold increased 6.3% to $410.0 million in the second quarter of 2005 from $385.8 million in the second quarter of 2004. Year-to-date in 2005, cost of goods sold increased 3.4% compared to the first half of 2004. Inflation was a primary factor in the quarter and first half of 2005 with higher costs for cans and bottles ($20 million) and costs for fuel and freight ($21 million). Offsetting this were improvements in labor productivity ($2 million in the quarter and $6 million in the first half of 2005), lower finished goods losses ($9 million in the quarter and $11 million in the first half of 2005), versus a year ago when the new supply chain systems, implemented in late 2003 were impacting this area, freight process improvements ($3 million in the quarter and $5 million year-to-date), and packaging material initiatives ($3 million in the quarter and $4 million year-to-date).

        Gross profit increased 9.0% in the quarter compared to last year and is 6.4% higher year-to-date, primarily due to the factors discussed above.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 5.1% to $203.2 million in the second quarter of 2005 from $193.2 million in 2004. The increase is due primarily to increased investments behind our brand building and sales efforts in the U.S. and export markets ($6 million). This year, costs from MUSA are fully consolidated into our operations statement.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer and other beverages sold	2,610	2,770	(5.8)%	4,651	4,941	(5.9)%

Net sales	$406,288	$481,892	(15.7)%	$733,418	$873,519	(16.0)%
Cost of goods sold	(266,956)	(317,259)	(15.9)%	(491,010)	(597,807)	(17.9)%

Gross profit	139,332	164,633	(15.4)%	242,408	275,712	(12.1)%
Marketing, general and administrative expenses	(113,326)	(118,104)	(4.0)%	(222,462)	(226,113)	(1.6)%
Special item	3,231	—	(398)	—

Operating income	29,237	46,529	(37.2)%	19,548	49,599	(60.6)%
Interest income(1)	3,382	3,843	(12.0)%	6,958	8,071	(13.8)%
Other income (expense), net	(2,240)	482	N/M	(6,593)	(1,994)	N/M

Income before income taxes and minority interest	$30,379	$50,854	(40.3)%	$19,913	$55,676	(64.2)%

(1)
Interest income is earned on trade loans to UK on-premise customers, and is typically driven by debt balances from period-to-period.

Net sales and volume

        Sales volume for the quarter decreased (5.8%) from the previous year, similar to the decline in the first quarter. This volume decline was driven by three factors. First, the UK beer market declined by more than (4%) versus a year earlier. Second, off-premise discounting among our competitors increased substantially in the quarter, with some competitors' products selling for pre-Christmas prices—normally the most promotional time of the year. Third, the on-premise channel continued to be very competitive, with other brewers discounting at unusually high rates and introducing draft set-ups that compete directly with our Carling Extra Cold product.

        Net sales for the Europe segment decreased $76 million, or 15.7%, in the second quarter of 2005. Year-on-year movements in net sales and net sales per barrel were again impacted by the reduction of factored brand sales that are included in net sales but not in reported volumes. This effect was driven in the quarter by a change in our trading arrangements with one major factored brand supply contract which caused a year-on-year reduction in both net sales and cost of goods sold of $65 million, but with no net impact on gross profit.

        Excluding factored brand sales, net sales per barrel decreased approximately 1% in local currency, driven by lower off-premise pricing and adverse channel and brand mix, partly offset by higher pricing in the on-premise.

Cost of goods sold and gross profit

        Cost of goods sold decreased $50 million, or 15.9%, in the second quarter of 2005 compared to 2004. The large decrease was primarily the result of the invoicing change that reduced factored cost of goods sold by $65 million, along with the impact of the volume decreases on both owned and factored brands, partially offset by the impact of currency appreciation.

        Excluding factored brands, cost of goods sold per barrel increased approximately 8% in local currency, driven by the de-leveraging of our fixed costs relating to lower volume, inflation, and the impact of higher distribution costs due to the implementation of the European Working Time Directive which has restricted the number of hours that drivers are allowed to work.

        Gross profit in the Europe segment decreased 15.4% (excluding the impact of foreign exchange, gross profit decreased 17.6%). Gross profit as a percentage of net sales was 34.3% in 2005, compared to 34.2% in 2004.

Marketing, general and administrative expenses

        Europe marketing, general and administrative expenses decreased 4.0% in the second quarter of 2005 compared to 2004. Adjusting for movements in foreign exchange rates, marketing, general and administrative expenses decreased nearly 8%, primarily due to lower labor-related, bad debt and brand promotion expense. Advertising was essentially even with a year ago.

Special items

        The special item in 2005 relates to the receipt of a gain associated with real estate previously sold to a property development company.

Other expense

        The increase in other expense in 2005 was primarily the result of a decline in Tradeteam operating performance.

Interest income

        Interest income is earned on trade loans to UK on-premise customers. Increased credit management and cash flow vigilance continue to reduce customer trade loan balances driving interest income down by 12% in the second quarter.

THE CANADA SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer	2,218	—	—	3,093	—	—

Net sales	$438,593	$14,731	N/M	$634,924	$27,194	N/M
Cost of goods sold	(218,651)	—	—	(352,814)	—	—

Gross profit	219,942	14,731	N/M	282,110	27,194	N/M
Marketing, general and administrative expenses	(113,310)	198	—	(159,097)	234	—

Operating income	106,632	14,929	N/M	123,013	27,428	N/M
Other income (expense), net	706	—	N/M	—	—	N/M

Income before income taxes and minority interest	$107,338	$14,929	N/M	$123,013	$27,428	N/M

        The amounts shown above for the Canada segment represent the consolidated results for Molson Canada from the period beginning with the date of the merger, February 9, 2005, through June 26, 2005. For the period beginning December 27, 2004 through February 8, 2005, the results include Coors'

(pre-merger) one-half share of the income from the Coors Canada partnership. The 2004 amounts include only one-half share of the income from the Coors Canada partnership.

Net sales and volume

        Canada segment net sales volume was down 2.2% from the prior year on a comparable pro forma basis due mainly to lower trade. Sales volume of 2,218,000 barrels (2,602,600 HLs) was down 2.8% on a comparable pro forma basis from a year ago primarily because of lower trade inventories at quarter-end, lower export contract shipments, one fewer shipping day in the quarter this year, and the timing of July 1st Canada Day shipments. Sales volume to retail on a comparable pro forma basis was up 2.1% during the second quarter 2005 compared to a year ago largely due to favorable weather, stronger sales and marketing programs versus a year ago and cycling the impact of the labor disruption in the distribution system last year in British Columbia. Net sales per barrel in Canada are trending flat, with a small amount of positive pricing offset by negative sales mix toward value brands.

Cost of goods sold and gross profit

        Cost of goods sold in 2005 is being impacted negatively by fixed cost de-leveraging due to lower shipment volumes and higher labor and materials rate inflation. These cost challenges are being offset, however, by positive results from our cost-reduction efforts.

        Gross profit in the Canadian segment increased 6.0% in the quarter on a pro forma basis compared to last year. Gross profit on a pro forma basis as a percentage of net sales for the quarter was 50.1% in 2005, compared to 50.3% in 2004.

Marketing, general and administrative expenses

        The Canada segment is increasing marketing and sales spending at a mid-single-digit growth rate. General and administrative costs are being positively impacted by merger related cost synergies.

THE BRAZIL SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
	(In thousands, except percentages) (Unaudited)
Barrels of beer	1,637	—	—	2,021	—	—

Net sales	$64,450	$—	—	$80,160	$—	—
Cost of goods sold	(44,632)	—	—	(55,102)	—	—

Gross profit	19,818	—	—	25,058	—	—
Marketing, general and administrative expenses	(29,292)	—	—	(35,943)	—	—
Special item(1)	(46,710)	—	—	(46,710)	—	—

Operating income	(56,184)	—	—	(57,595)	—	—
Interest expense	(9,829)			(10,991)
Other income (expense), net	(308)	—	—	(317)	—	—

Loss before income taxes and minority interest	$(66,321)	$—	—	$(68,903)	$—	—

(1)
Represents tax contingency losses, as discussed in "Contingencies" below.

        The amounts shown above for the twenty-six weeks ended for the Brazil segment represent the consolidated results for Kaiser Brazil for the period beginning with the date of the merger, February 9, 2005, through May 31, 2005. The amounts shown above for the thirteen-weeks ended June 26, 2005 represent Brazil's results from March 1, 2005 through May 31, 2005. This is done as the Brazilian results are reported one month in arrears.

        Brazil volume of 1,637,000 barrels (1,920,950 HLs) declined 11.7 percent on a comparable basis versus a year ago. Pricing and Channel mix are slowly improving trends. However, the Brazil segment continues to be unprofitable. However, second quarter results were impacted significantly by a $46.7 million charge to increase reserves for contingent tax liabilities. Brazil management's near-term goal is to operate the business on a break-even from the basis of operating cash flow.

Interest Expense

        Interest costs are associated primarily with contingent tax liabilities to the Brazilian government.

CORPORATE

        Corporate includes interest and certain other general and administrative costs that are not allocated to any operating segments. Corporate contains no sales or cost of goods sold, although certain royalty income and administrative costs are absorbed by Corporate. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management, global procurement and global technical organizations.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
	(In thousands, except percentages) (Unaudited)
Net sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—
Marketing, general and administrative expenses	(16,605)	(10,946)	51.7%	(27,573)	(17,675)	56.0%
Special items	(34,194)	—	N/M	(63,818)	—	N/M

Operating loss	(50,799)	(10,946)	364.1%	(91,391)	(17,675)	417.1%
Interest expense, net	(33,599)	(16,868)	99.2%	(57,840)	(36,634)	57.9%
Other income (expense), net	4,746	276	N/M	3,863	(309)	N/M

Loss before income taxes	$(79,652)	$(27,538)	178.0%	$(145,368)	$(54,618)	166.2%

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased due primarily to the addition of certain corporate and administrative costs incurred in Canada following the Merger on February 9, 2005, as well as higher outside service costs.

Special charges

        Special charges of $34.2 million incurred in the second quarter include $8.2 million of severance and cash benefits associated with three officers who left the company during the second quarter, as well as $4.6 million of pension benefits, and $8.7 million of non-cash stock compensation expense associated with changes to these officers' stock options. Further, an additional $13.3 million of stock option expense was incurred in the second quarter associated with the exercise of change in control agreements by all 12 former Coors officers who have left the company this year. Per the terms of the change in control agreements, stock option exercises are subject to a floor based on the value equal to the price of Coors' stock on the date of a change in control. The floor price of these options is $73.50. The remaining special charges are primarily one-time costs associated with the merger.

        Year-to-date special charges of $63.8 million include costs associated with the 12 former Coors officers who elected to leave the company following the merger. These costs included $26.5 million in severance and related cash benefits, $7.7 million of pension benefits, and $14.5 million of non-cash stock compensation expense. Year-to-date special charges also include $13.3 million of stock option expense, as discussed above, as well as other one-time costs associated with the merger.

Interest expense

        Interest expense is higher in 2005 primarily as a result of approximately $1.6 billion of new debt incurred as a result of the merger on February 9, 2005.

Income Taxes

        Our effective tax rate for the second quarter is based on the estimated purchase accounting for the merger with Molson and may be adjusted as the purchase accounting is finalized. For example, based on second quarter estimates, a change of $8.7 million in amortization for US GAAP purposes would change the effective tax rate by 1%.

        Second quarter effective tax rate is 53.0%, compared to 32.0% a year ago. We anticipate that our full year 2005 effective tax rate will be in the range of 38% - 42%, due in large part to losses in a foreign jurisdiction for which no tax benefit can be recognized. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

        We are evaluating the impact of the repatriation provisions of Section 965 of the Internal Revenue Code, but we do not expect that they will have a material impact on our tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of June 26, 2005, we had negative working capital of $984.3 million compared to positive working capital of $91.1 million at June 27, 2004. The negative working capital at June 26, 2005 includes 1.1 billion of short-term borrowings and current portion of long-term debt. We intend to refinance these borrowings which are made under our bridge facility and revolving credit facility, during the last half of 2005. We had total cash of $45.4 million at June 26, 2005, compared to $123.0 million at December 26, 2004. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors."

Operating activities

        Net cash used in operating activities of $125.4 million for the twenty-six weeks ended June 26, 2005, decreased $276.6 million from the comparable period last year. We experienced negative operating cash flow of $95.3 million in the first quarter and $30.1 million in the second quarter. Depreciation and amortization was $105.7 million and $189.0 million for the thirteen and twenty-six week periods ended June 26, 2005. Contributing to the negative operating cash flow during the six months ended June 26, 2005 was lower operating performance in our Europe segment, payments of previously deferred Canadian income taxes as a result of the Merger, a special funding of the U.S.

pension plan of $50 million, additional pension funding in excess of pension expense of $37 million, payments to officers under change in control and severance agreements of $24 million, and Brazil operating losses. We expect to generate positive operating cash flows in the second half of 2005 as we realize the benefits of peak season sales activity in the U.S. and Canada.

Investing activities

        During the thirteen weeks ended June 26, 2005, net cash used in investing activities was $94.4 million compared to $5.6 million net cash used in the same period last year. Additions to properties were higher by $72.4 million due primarily to the inclusion of Molson's Canadian operation in 2005 and spending in the U.S. for the build-out of the Shenandoah facility to a full brewing operation. Additions to properties and intangibles were $79.0 million and $147.6 million for the thirteen and twenty-six week periods ending June 26, 2005. We also spent $16.6 million net of cash acquired, to acquire Creemore Springs, a small brewing operation in Canada.

Financing activities

        Net cash provided by financing activities was $147.1 million for the twenty-six weeks ended June 26, 2005, compared to $130.0 million net cash used for the same period last year. During the six months ended in June 2005, we borrowed $163.2 million under various debt facilities (which is net of a $106.4 million premium paid to holders of Molson bonds in a redemption following the Merger) as opposed to the same period of 2004, when we repaid $153.0 million of debt. The required funding of negative operating cash flows and capital expenditures in the first half of 2005 necessitated the borrowing activity. Additionally, dividend payments were higher in 2005 versus 2004 by $39.7 million.

Debt structure

        Our total long-term borrowings as of June 26, 2005, and December 26, 2004, were composed of the following:

	As of
	June 26, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)(4)	$1,011,985	$12,500

Senior notes(2)	858,356	856,971
Commercial paper(3)	289,356	—
Credit facility(5)	310,452	—
Other notes payable(6)	263,919	62,735

Total long-term debt (including current portion)	$1,722,083	$919,706
Less: current portion of long-term debt	(43,880)	(26,028)

Total long-term debt	$1,678,203	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans, overdraft facilities and a bridge loan facility as summarized below:

	As of
	June 26, 2005	December 26, 2004
	(In millions)
Bridge Loan [See (4) below]	$977.8	$—
US Dollar Lines of Credit
Two lines totaling $50 million	$4.4	$12.5
Interest rates at 3.68% and 2.95%
British Pound Lines of Credit
Three lines totaling 30 million GBP ($56.1 million)	$—	$—
Interest rates at 5.3% and 5.54%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($10.3 million)	$—	$—
Interest rates at 1%
Canadian bank overdrafts	$13.4	$—
Brazil short-term bank loans	$16.4	$—
Interest rates at 21.6%

Total short-term borrowings	$1,012	$12.5

(2)
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

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of June 26, 2005, we were in compliance with all of these restrictions.

(3)
In June 2003, we issued approximately $300 million in commercial paper. At June 26, 2005, and December 26, 2004, we had $289.4 million and $0.0 million outstanding, respectively. All of our commercial paper balance is classified as long-term as of June 26, 2005. As of June 26, 2005, and December 26, 2004, the interest rates on our commercial paper borrowings ranged from 3.17% to 3.45%, with a weighted average of 3.25%; and from 1.18% to 2.40%, with a weighted average of 1.50%, respectively. As of June 26, 2005, $289.4 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(4)
In February 2005, we entered into a $1.0 billion bridge loan credit facility available in both Canadian and U.S. dollars, which was initially used to refinance the payment of the special dividend debt incurred by Molson immediately prior to the Merger and to refinance various issues [See Note 2]. The bridge loan borrowings accrue interest at variable rates, which are indexed to the CDOR (Canadian Dollar Offered Rates), plus a spread based on Molson Coors' long-term bond rating. At June 26, 2005, the interest rate on outstanding borrowing was 3.06%.and we had $977.8 million outstanding. The bridge loan credit facility expires in February 2006.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility, which was used to refinance a portion of the bridge facility borrowings [See (4) above]. Draws against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At June 26, 2005, the average effective interest rate for all borrowings outstanding was 3.02% and we had $310.6 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	Outstanding balance at
	June 26, 2005	December 26, 2004
	(In millions)
Note payable, denominated in
Euros	$19.5	$21.8
Interest rate at 5.39%
Maturity in October 2005
Note payable issued by
RMMC joint venture (See note 8)	$40.9	$40.9
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars (See note 8)	$162.0	$—
Plus: premium	$12.9	$—
Interest rate at 7.5%
Maturity in June 2011
Notes payable issued by Kaiser
In Reais	$28.6	$—
Interest rate at 14.0%
Maturity in December 2008/June 2009		—

Total other notes payable	$263.9	$62.7

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of June 26, 2005:

	Payments Due By Period
	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Total debt, including current maturities(1)	$2,734,068	$1,055,865	$297,759	$8,404	$1,372,040
Interest payments(2)	927,288	122,420	228,131	219,212	357,525
Derivative payments(2)	1,447,780	70,898	141,800	141,800	1,093,282
Retirement plan expenditures(3)	352,707	225,964	43,429	25,363	57,951
Operating leases	263,253	49,128	86,887	44,227	83,011
Capital leases(4)	6,066	4,539	1,025	502	—
Other long-term obligations(5)	4,086,592	1,307,542	1,325,139	789,881	664,030

Total obligations	$9,817,754	$2,836,356	$2,124,170	$1,229,389	$3,627,839

(1)
Refer to debt schedule in Note 10 for long-term debt discussion.

(2)
The "interest payments" line includes interest on our bonds, commercial paper and other borrowings outstanding at June 26, 2005, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, and the £530 million ($964.6 million at June 26, 2005 exchange rates) payment due the cross currency swap counterparty in 2012. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,207.4 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows (in thousands):

Total	Less than 1 year	1–3 years	4–5 years	After 5 years
$1,167,668	161,318	244,131	235,212	527,007

(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a UK sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004. The new EDS contract includes services to our US and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $1.6 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $1.1 billion relates to commitments associated with Tradeteam in the United

  Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1–3 years	4–5 years	After 5 years
	(In thousands)
Standby letters of credit	$46,378	45,230	—	1,148	$—

CONTINGENCIES

        Kaiser is a party to a number of claims from the Brazilian tax authorities involving federal excise (IPI), social contribution (PIS and COFINS) and value-added state (ICMS) taxes, as well as other civil claims related to employee terminations and commercial matters. Accruals for contingent liabilities in Brazil at June 26, 2005, including interest totaled $264 million (based on the foreign exchange ratio on June 26, 2005). These contingent liabilities include $203 million as of the Merger date. These estimated liabilities increased to $203 million from the $176 million reported by us in our Form 10-Q for the quarterly period ending March 27, 2005 due to a 16% appreciation in the Brazilian real versus the US dollar during the second quarter of 2005. During the second quarter of 2005, we recorded a special charge of $46.7 million (based on the foreign exchange rate on June 26, 2005) to increase these estimated contingent liabilities, and record additional interest thereon. In addition to the amounts we have recorded, there are $333 million of tax claims where a loss is presently considered either remote or less than probable. This amount increased to $333 million from the $273 million reported by us in our Form 10-Q for the quarterly period ending March 27, 2005 primarily due to the changes in the foreign exchange rate described above. It is possible that actual amounts payable resulting from the claims by tax authorities could be materially different from the liabilities recorded.

        Molson sold the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92.0 million at June 26, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn.$2.4 million, and are based on prevailing interest rates and changes in the consumer price index. We have made a preliminary estimate of the fair value of the guarantees to lenders, as well as of a guarantee related to the land lease associated with the transaction. See Note 2 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Canadian Pension Plans

        Molson and BRI have various pension plans for their employees that we are accounting for in accordance with SFAS 87, after the Merger. Opening balance sheet obligations totaled approximately Cdn. $324.5 million (US $260.0 million), which represented the underaccrued position of the plans on February 9, 2005. We estimate total expense in 2005 will be Cdn. $18.8 million (US $15.0 million).

        We retained an actuary to value the various pension obligations for purchase accounting, as of December 31, 2004, which is consistent with Coors' measurement date for its other retirement plans. In calculating the valuations, we determined the following assumptions:

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

Principal vs. Agency Relationship

        Our U.K. business (CBL) engages in the distribution of certain products other than our owned or licensed beer brands (the "factored brand business"). Most factored brands business occurs by CBL purchasing factored brand inventory, filling orders from customers for such brands, and invoicing customers for the product and related costs of delivery. We have evaluated EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and determined that the result of this business should be reported on a gross basis in the operations statement. However, CBL's relationship with its largest on-premise customer changed that resulted net reporting of sales and cost of sales as an agent for that customer. The change primarily related to the transfer of credit risk from CBL to the supplier of the factored brands themselves. The impact of this change is discussed further in the Europe segment Results of Operations section of this MD&A.

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

        We intend to permanently reinvest a portion of our foreign subsidiary earnings, while we intend to remit as a dividend to our US parent company, at some future date, the remainder of these earnings. Provision has been made for US taxes for the anticipated dividend, of certain earnings of foreign subsidiaries. We consider the undistributed earnings of foreign subsidiaries above the amount already provided to be indefinitely reinvested. The additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, the additional amount of taxes payable is not practicable to estimate. In addition, we are currently analyzing whether all earnings of our foreign subsidiaries should be treated as permanently reinvested.

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

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but we continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record these costs in our income statement. While under current guidance we have used the Black Scholes method to calculate pro forma compensation expense, the new guidance will also allow a binomial method. We are evaluating the alternative methods to value stock options and we do not know the impact of changing our current method.

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

SFAS No. 154 "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3"

        SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and will affect any accounting changes that we elect to make thereafter.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        FIN No. 47 was issued in March 2005 and clarifies the accounting treatment required when accounting for an asset retirement obligation under SFAS No. 143 that is conditional in nature. FIN 47 will be effective for us as of the end of fiscal 2005. Management is currently reviewing the impact of FIN 47 on our accounting treatment of our asset retirement obligations. Any income statement change that may result from the adoption of FIN 47 would be reported as a cummulative effect of a change in accounting principle during the fourth quarter of 2005.

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

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2005" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2005 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital to meet working capital, and our strategies, are forward-looking statements.

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

  •
  Competition in our various markets, retailer consolidation or new regulation could subject us to pricing fluctuations which could have a material adverse effect on our business and financial results.

  •
  Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results.

  •
  We rely on a small number of suppliers to obtain the packaging and raw materials we need to operate our business, of which the loss or inability to obtain materials could negatively affect our ability to produce our products.

  •
  Our success depends largely on the success of three primary products, one each in Canada, the United States and the United Kingdom; the failure or weakening of one or more could materially adversely affect our financial results.

  •
  Industry trends indicate increased consumer preference for lower priced, value segment beer brands, which could result in loss of volume or operating margins.

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

  •
  With respect to claims from Brazilian tax authorities, uncertainties in the Brazilian political situation, and the fiscal needs of the federal and provincial governments of Brazil, create inherent uncertainties with respect to the disposition of Kaiser's tax liabilities.

  •
  Litigation directed at the alcohol beverage industry may adversely affect our sales volumes and our business.

  •
  We are highly dependent on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products.

  •
  We manufacture and/or distribute products of other beverage companies, including those of one or more competitors, through various licensing, distribution or other arrangements in Canada, Brazil and the U.K. The loss of one or more of these arrangements could have a material adverse effect on the results of one or more reporting segments.

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

  •
  We have recently incurred losses in our Brazilian operations, recorded restructuring and impairment charges, and could suffer further charges as a result of the Brazilian operations, which could have a material adverse effect on our combined results of operations.

  •
  We may be required to exercise control over the entity that owns the entertainment business and the Montréal Canadiens professional hockey club pursuant to the guarantees given to its lenders, including becoming liable for the entity's debt obligations.

  •
  Pursuant to certain undertakings give to the lenders in support of the entity that owns the majority of the entertainment business and the Montreal Canadiens professional hockey club (purchased from Molson in 2001), Molson shall exercise control over the entity that owns the hockey club at predetermined conditions, subject to NHL approval, if the entity does not meet it obligations under various agreements.

        The foregoing list of important factors is not all-inclusive. While we have estimated and accrued for costs expected to be incurred in connection with our contingent liabilities, if actual costs are higher than expected, we could be required to accrue for additional costs and make additional cash payments.

OUTLOOK FOR 2005

U.S.

        In the U.S. business, as always, our top priority is growing Coors Light. We were encouraged by the continued sequential improvement in sales to retail trend for Coors Light. Sales trends for Coors Light have improved consistently by quarter from down low single digits, to up slightly over the past 4 quarters. The second quarter sales to retail increase was the first for this brand in two years. Coors Light trends will be particularly important in the 2nd half as we move past the tough comparison with last year's launch of Aspen Edge. Our U.S. team is focused on five key factors in the back half of the year.

  •
  First, build the Coors Light brand. Our new ad creative this year has been well-received by consumers and the trade. We intend to maintain heavy ad weights to drive a strong finish to our summer. In the area of packaging and product innovations, there are two packages in particular that are experiencing a lot of consumer interest: the Coors Light quick-cool 8-ounce can and the 18-pack Coors Light Plastic Bottle Cooler Box.

  •
  Second, our sales team focus on chain accounts continues to drive stronger performance from our chain customer base this year, relative to the rest of our customer base. Meanwhile, our on-premise initiative is ramping up across the U.S. this summer.

  •
  Third, despite reasonably solid revenue per barrel in the 2nd quarter, the U.S. beer price environment definitely has become more competitive this summer. We lost about 30 basis points of revenue per barrel to deeper price discounting in the 2nd quarter, in contrast to almost no impact last year. If the deep discounting spreads significantly by geography or brand, this trend would present a substantial financial challenge for our U.S. business.

  •
  Fourth, if our distributors drop their inventories back to last year's level by the end of this quarter, it would also have a negative financial impact on our 3rd quarter results.

  •
  Finally, regardless of the competitive dynamics, current trends for fuel and packaging materials rates point toward a difficult second half for costs.

Europe

        Following a difficult first two quarters in Europe, the volume comparison in the third quarter is anticipated to be less challenging as we lap the relatively poor summer weather in the U.K. in 2004. Progressively over the balance of the year, we are looking to increase volume momentum by targeted sales efforts in the on- premise and becoming more competitive in the off-premise, albeit in a controlled way that will not destroy longer term value for our brands. We also expect to see the benefit of recent major on- premise contract wins for the Carling brand.

        We also expect that shifts in our factored brand sales (beverage brands owned by other companies, but delivered to retail by us) will continue to have an adverse financial impact during the remainder of 2005.

        We anticipate that the continued mix shift toward the lower margin off-premise channel will again negatively impact our gross margins during 2005. In addition, in the year so far, we have seen increased competitive pressure on our margins that we anticipate will continue through the balance of the year.

        We are also continuing to see escalating pressure on our costs; in particular the European Working Time Directive will continue to increase distribution costs. We also expect inflationary cost increases will only be partly offset by continued efficiency improvements in the supply chain.

        Marketing, general and administrative spending is likely to increase in local currency in 2005. We are maintaining our levels of marketing spend behind our core brands, Carling, Grolsch and Coors Fine Light Beer in the U.K. with an increase in marketing costs due to the launch of Coors Fine Light Beer in Russia. We also expect increased labor costs and depreciation on dispense equipment, which stems from the strong on-premise growth we achieved in 2003 and 2004.

        Finally, we have increased the scope and urgency cost reduction initiatives in the U.K., especially related to restructuring overhead areas and reducing supply chain costs. These will drive future profit growth, but will likely incur some implementation costs in the second half of 2005.

        Other expense, net, is expected to increase in 2005 due to the continued pressures on Tradeteam operating performance.

Canada

        We have implemented fundamental changes to our top line strategies in Canada, such as greater investment behind stronger, fully integrated marketing and sales promotion efforts for our two largest brands and more modest pricing.

        Second quarter share trends indicate early progress towards reinvigorating our premium brand franchises. We anticipate Marketing, general and administrative spending to increase in local currency significantly in 2005 as a result of this reinvestment.

        The volume comparison in the third quarter is anticipated to be less challenging as we will be lapping relatively poor weather in the third quarter, along with the beginning of a substantial ramp-up of value-brand activity last year.

        Nonetheless, we continue to expect growth in the value segment on a year-over-year basis and increased competitive dynamics.

        Through the remainder of 2005 Molson Canada is focused on continuing to drive the objectives laid out at the beginning of the merger.

        First, stabilize year over year volume with renewed focus and investment on our mainstream brands and key brand growth opportunities, in particular Molson Canadian. Our second quarter growth trend has improved vs. the last 12 months trend across most brands. In rebuilding Molson Canadian, we launched new advertising creative and will continue to to build image the balance of the year. New Molson Canadian music promotions which link consumers to the top musical acts in small venues have been well received by consumer through-out second quarter, driving a lift in volume. However, as previously stated this rebuilding will take time as we continue to overcome the impact of deep discount pricing and soft momentum in the prior periods.

        Second, driving continued accelerated growth of Coors Light. New creative for Coors Light and summer programming have rolled out fully in the marketplace, with excellent reception from consumer. The extraordinarily hot summer weather in Ontario and Quebec is providing key opportunities for Coors Light programming to take market share. Coors Light continued to drive awareness with its retail promotions, including the innovative introduction of freezer gel packs in cases of 24-pack bottles to chill the product.

        Third, leverage our dominant partner import brand portfolio to drive volume growth. Strong growth trends in the second quarter and year to-date are encouraging as we move into the back half of the year. The combination of the favorable summer in Ontario / Quebec, increased programming and new packages have driven strong momentum that we expect to continue in the back half.

        Fourth, be competitive on price and compete in the value segment to regain lost volume. As noted we expect the Canada beer price environment to remain immensely competitive through the back half of 2005.

        Finally, we continue to be focused on realizing the committed synergy savings as a result of the merger. As well as previously initiated cost reduction programs put in place prior to the merger.

Brazil

        As the Brazil team works to improve financial performance in Brazil, we are addressing the second priority with this business, which is to determine our long-term role in the Brazil beer market. As we have mentioned before, we are evaluating our strategic options for this business with the goal of maximizing shareholder returns, none of which envisions maintaining the status quo. At the appropriate times, we will provide updates on our progress.

        In the short-term, Kaiser management has been tasked with operating the business on a break-even basis from the standpoint of operating cash flow. Management recently decided to close a sales center in a Sao Paulo State. It is likely that this decision will result in costs for termination benefits and asset impairments approximating $3 million to $4 million.

Corporate

        Looking forward, we estimate that corporate segment interest expense in the last two quarters of this year will be about $33 to $35 million per quarter.

        Right now, we expect total-company capital spending this year to be within 10% plus or minus of $380 million.

        We continue to expect total free cash flow available for debt repayment to be in the low $200 million range this year. Aside from business performance, this outlook could change based on the magnitude of stock option exercises, asset monetizations and capital spending needs.

Income Taxes

        We anticipate that our 2005 effective tax rate will be in the range of 38% to 42% due to losses in a foreign jurisdiction for which no tax benefit can be recognized. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, the results of our purchase accounting and changes in the earnings and profits of our foreign subsidiaries.

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

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At June 26, 2005, no collateral was posted by our counterparties or us.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $10.0 million and 10.7 million at June 26, 2005, and December 26, 2004, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
June 26, 2005
Foreign currency management
Forwards	$102,062	$(1,803)	7/05–11/06
Cross currency swap	980,462	(192,004)	7/05–5/12
Commodity pricing management
Swaps	71,819	8,451	7/05–5/06
Interest rate pricing management
Interest rate swaps	1,062	17,170	7/05–5/12

Total		$(168,186)

December 26, 2004
Foreign currency management
Forwards	$57,538	$(1,603)	01/05–11/06
Cross currency swap	773,800	(237,046)	05/12
Commodity pricing management
Swaps	67,134	16,877	02/05–02/06
Interest rate pricing management
Interest rate swap	201,200	9,490	05/12

Total		$(212,282)

        Maturities of derivative financial instruments held on June 26, 2005, are as follows (in thousands):

2005	2006	2007 and thereafter	Total
$6,791	$1,009	(175,986)	(168,186)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	June 26, 2005	December 26, 2004
	(In millions)
Foreign currency risk:
Forwards, swaps	$(7.1)	$(6.6)
Interest rate risk:
Debt, swaps	$(33.2)	$(30.7)
Commodity price risk:
Swaps	$(8.1)	$(8.4)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 26, 2005, and, based on their evaluation, have determined that a material control weakness in internal control over financial reporting existed at the end of the first quarter 2005 with respect to accounting for income taxes. Other disclosure controls and procedures were determined to be effective as of June 26, 2005.

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

        In reaching this conclusion, management noted that during the first quarter, tax staff was directed toward developing and implementing the tax structure for the merger with Molson. This resulted in insufficient review of tax provision calculations. Together with inadequate systems to determine the provision for income taxes, the income tax benefit for the quarter was materially understated. In addition to amending our Form 10-Q for the first quarter of 2005 to correct the initial recording of a U.S. deferred tax asset as part of the purchase accounting for our UK acquistion, we have corrected these errors.

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

Changes in internal control over financial reporting

        The Merger occurred after the fiscal year 2004 and therefore our Molson Canada and Kaiser Brazil business units will complete requirements under Internal Control over Financial Reporting Section 404 of the Sarbanes-Oxley Act of 2002 as of fiscal year end 2006. This effort is in progress, and we are not aware of any material weaknesses in internal control over financial reporting.

        The Company has been evaluating changes to its financial accounting and reporting systems in efforts to improve its consolidation processes, increase efficiency and enable additional functionality. In the third quarter of 2005, the Company plans to implement significant changes in these systems, specifically a new global chart of accounts, new reporting databases, and a new consolidation accounting system. These changes will primarily impact the United States segment and corporate accounting and consolidation processes. The impact of these changes on the Company's internal control, which are undergoing rigorous review and testing, is expected to be positive.

        With the exception of the item discussed above, there were no other changes in internal controls in the second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with disclosures set forth herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including in federal courts in Delaware and Colorado and provincial courts in Canada, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the merger vote in January 2005. The Company will vigorously defend the lawsuits.

        The Company has been contacted by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the "SEC") requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the February merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with this inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. We are cooperating with this inquiry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Molson Coors Brewing Company held on May 11, 2005, the stockholders elected a slate of directors of the Company.     The results of the election are tabulated below:

ELECTION OF CLASS A DIRECTORS

DIRECTOR NOMINEE	FOR	WITHHELD
Francesco Bellini	2,602,346	202
Peter H. Coors	2,602,346	202
Melissa Coors	2,602,346	202
Franklin W. Hobbs	2,602,346	202
W. Leo Kiely III	2,602,322	226
Eric H. Molson	2,602,346	202
Andrew T. Molson	2,602,346	202
Daniel J. O'Neill	2,602,346	202
Pamela H. Patsley	2,602,346	202
H. Sanford Riley	2,602,322	226

ELECTION OF CLASS B DIRECTORS

DIRECTOR NOMINEE	FOR	WITHHELD
John E. Cleghorn	58,225,232	1,474,072
Charles M. Herington	56,692,757	3,006,547
David P. O'Brien	57,643,354	2,055,950

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The following are filed as a part of this Report on Form 10-Q:

  (a)
  Exhibits

Exhibit Number	Document Description
10.1	Letter Agreement dated April 27, 2005, between Daniel J. O'Neill and Molson Coors Brewing Company (incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 28, 2005). *
10.2	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 1, 2005). *
10.3	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on July 1, 2005). *
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*
Indicates a management contract.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ RONALD A. TRYGGESTAD Ronald A. Tryggestad Vice President and Controller (Chief Accounting Officer) August 5, 2005