Form 10-Q/A
period 2005-06-26
MOLSON COORS BREWING CO
filed 2005-10-28
CIK 24545

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
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

Explanatory Note

        The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Molson Coors Brewing Company (the "Company") for the quarterly period ended June 26, 2005 is to clarify in Item 4. Controls and Procedures, that the disclosure controls and procedures with respect to accounting for income taxes, for which the Company previously disclosed a material weakness, were ineffective as of March 27, 2005.

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

*
Indicates a management contract.

QuickLinks

Explanatory Note
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index