Form 10-Q/A
period 2005-03-27
MOLSON COORS BREWING CO
filed 2005-11-03
CIK 24545

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

Explanatory Note

        The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Molson Coors Brewing Company for the quarterly period ended March 27, 2005 is to clarify in Item 4. Controls and Procedures, due to the previously disclosed material weakness with respect to accounting for income taxes, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures as a whole were not effective as of March 27, 2005. Because of the material weakness, we performed additional procedures to ensure that our disclosures included in the financial statements as of and for the quarter ended March 27, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Global Chief Executive Officer and Global Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 1 to the Condensed Consolidated Financial Statements, our Global Chief Executive Officer and our Global Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 27, 2005, and, based on this re-evaluation, have determined that a material weakness in internal control over financial reporting existed at the end of the first quarter 2005 with respect to accounting for income taxes. Due to the material weakness our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures as a whole were not effective as of March 27, 2005. Because of the material weakness, we performed additional procedures to ensure that our disclosures included in the financial statements as of and for the quarter ended March 27, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

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

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) November 2, 2005

Exhibit Index

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Company's Joint Proxy Statement/Management Information Circular dated December 9, 2004 (the "Proxy Statement") on Schedule 14A filed with the Securities and Exchange Commission ("SEC")).
3.2	Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Proxy Statement).
10.1	Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.2	Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005 filed with the SEC).
10.3	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.4	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.5	Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005 filed with the SEC).
10.6	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005 filed with the SEC).
10.7	Form of Executive Continuity and Protection Program Letter Agreement (incorporated by reference to Exhibit 10.7 to Form 10-Q filed May 11, 2005).*

10.8	2005 Molson Coors Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed May 11, 2005).*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Indicates a management contract.

QuickLinks

Explanatory Note
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS
Exhibit Index