Form 10-Q/A
period 2005-06-26
MOLSON COORS BREWING CO
filed 2005-11-03
CIK 24545

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

Explanatory Note

        The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Molson Coors Brewing Company for the quarterly period ended June 26, 2005 is to clarify in Item 4. Controls and Procedures, that due to the previously disclosed material weakness with respect to accounting for income taxes, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures as a whole were not effective as of June 26, 2005. Because of the material weakness, we performed additional procedures to ensure that our disclosures included in the financial statements as of and for the quarter ended June 26, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Global Chief Executive Officer and Global Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 26, 2005, and, based on their evaluation, have determined that a material weakness in internal control over financial reporting existed as of June 26, 2005 with respect to accounting for income taxes. Due to the material weakness our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures as a whole were not effective as of June 26, 2005. Because of the material weakness, we performed additional procedures to ensure that our disclosures included in the financial statements as of and for the quarter ended June 26, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

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