Form 10-Q
period 2005-09-25
MOLSON COORS BREWING CO
filed 2005-11-04
CIK 24545

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 25, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-14829

MOLSON COORS BREWING COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver, Colorado 1555 Notre Dame Street East, Montréal, Québec, Canada	80202 H2L 2R5
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 2005:

Class A Common Stock—1,285,673 shares
Class B Common Stock—61,519,473 shares

Exchangeable shares:

        As of October 28, 2005, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

  Class A exchangeable shares—1,865,342
  Class B exchangeable shares—20,671,820

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Sales	$2,210,188	$1,487,828	$5,837,783	$4,272,841
Excise taxes	(613,326)	(383,522)	(1,565,463)	(1,094,330)

Net sales	1,596,862	1,104,306	4,272,320	3,178,511
Cost of goods sold	(935,426)	(688,384)	(2,575,773)	(2,003,152)

Gross profit	661,436	415,922	1,696,547	1,175,359
Marketing, general and administrative expenses	(465,461)	(312,018)	(1,285,173)	(917,857)
Special charges	(33,493)	—	(161,866)	—

Operating income	162,482	103,904	249,508	257,502
Interest expense, net	(40,232)	(12,268)	(102,105)	(40,831)
Other (expense) income, net	(6,405)	5,903	(9,393)	5,883

Income before income taxes	115,845	97,539	138,010	222,554
Income tax expense	(7,372)	(29,430)	(29,097)	(69,658)

Income before minority interests	108,473	68,109	108,913	152,896
Minority interests in net (income) loss of consolidated entities	(275)	(3,967)	3,647	(11,878)

Net income	108,198	64,142	112,560	141,018

Net income per common share—basic	1.27	1.72	1.45	3.81

Net income per common share—diluted	1.26	1.68	1.44	3.74

Weighted average shares—basic	85,323	37,341	77,405	37,054

Weighted average shares—diluted	85,900	38,125	78,059	37,754

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	September 25, 2005	December 26, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,479	$123,013
Accounts receivable, net	688,678	701,658
Other receivables, net	155,392	131,708
Inventories:
Finished, net	148,042	90,943
In process	43,435	32,565
Raw materials	100,112	88,473
Packaging materials, net	76,362	22,780

Total inventories, net	367,951	234,761
Deferred tax asset	22,947	3,228
Other current assets, net	242,633	73,848

Total current assets	1,579,080	1,268,216
Properties, net	2,525,289	1,445,584
Goodwill	2,931,858	890,821
Other intangibles, net	4,549,937	581,043
Non-current deferred tax asset	356,395	168,304
Other non-current assets	274,378	303,556

Total assets	$12,216,937	$4,657,524

        (Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	September 25, 2005	December 26, 2004
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$303,113	$326,034
Deferred tax liability	96,257	5,852
Accrued expenses and other liabilities	1,177,268	806,483
Short-term borrowings and current portion of long-term debt	73,665	38,528

Total current liabilities	1,650,303	1,176,897
Long-term debt	2,590,286	893,678
Non-current deferred tax liability	1,068,814	149,927
Deferred pensions and postretirement benefits	837,148	483,255
Other long-term liabilities	627,433	315,733

Total liabilities	6,773,984	3,019,490

Minority interests	87,759	36,868
Stockholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; issued and outstanding: none)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,284,002 shares and 1,260,000 shares at September 25, 2005 and December 26, 2004, respectively)	13	13
Class B common stock, non-voting, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 61,517,716 shares and 36,392,172 shares at September 25, 2005 and December 26, 2004, respectively)	615	364
Class A Exchangeable shares (issued and outstanding: 1,867,374 shares at September 25, 2005)	140,519	—
Class B Exchangeable shares (issued and outstanding: 20,673,213 shares at September 25, 2005)	1,555,660	—
Paid-in capital	2,013,306	105,111
Unvested restricted stock	(7,617)	(226)
Retained earnings	1,428,115	1,398,003
Accumulated other comprehensive income	224,583	97,901

Total stockholders' equity	5,355,194	1,601,166

Total liabilities and stockholders' equity	$12,216,937	$4,657,524

        (Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$112,560	$141,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	297,230	200,309
Change in current assets and liabilities and other, excluding the effect of the Merger with Molson Inc. and consolidation of joint ventures	(201,197)	(37,006)

Net cash provided by operating activities	208,593	304,321

Cash flows from investing activities:
Additions to properties and intangible assets	(237,551)	(130,991)
Proceeds from sales of properties and intangible assets	5,202	47,579
Acquisition of Creemore Springs, net of cash acquired (Note 9)	(16,561)	—
Cash recognized on merger with Molson Inc.	78,075	—
Cash expended for merger-related costs	(20,382)	—
Cash received from pension settlement with the former owner of our UK subsidiary (Note 6)	—	25,836
Trade loan repayments from customers, net	14,572	22,866
Cash recognized on initial consolidation of joint ventures	—	20,840
Other	315	(1,745)

Net cash used in investing activities	(176,330)	(15,615)

Cash flows from financing activities:
Issuances of stock under equity compensation plans	53,433	53,901
Dividends paid	(82,448)	(22,843)
Proceeds from short-term borrowings	1,060,961	—
Payments on short-term borrowings	(1,888,748)	(21,307)
Net (payments on) proceeds from commercial paper	232,897	(130,500)
Proceeds from issuance of long-term debt	1,541,035	—
Payments on long-term debt and capital lease obligations	(938,908)	(89,070)
Change in overdraft balances and other	(25,917)	(7,218)

Net cash used in financing activities	(47,695)	(217,037)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(15,432)	71,669
Effect of exchange rate changes on cash and cash equivalents	(6,102)	1,377
Balance at beginning of year	123,013	19,440

Balance at end of quarter	$101,479	$92,486

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2005

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); Molson Inc. (Molson), operating in Canada; Cervejarias Kaiser Brasil S.A. (Kaiser), operating in Brazil; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

Unaudited condensed consolidated financial statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries and certain variable interest entities of which we are the primary beneficiary (Note 8). All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2004. The results of operations for the thirteen and thirty-nine weeks ended September 25, 2005, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed balance sheet data was derived from audited financial statements.

Reporting Periods Presented

        The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46, are reported one month in arrears since the date of the Merger for this and future reporting periods, which means for the thirty-nine weeks ended September 25, 2005, Kaiser's and BRI's results include the results for the months of February through August 2005.

Use of estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected.

Reclassifications

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Stock-based compensation

        We use the intrinsic value method when accounting for options issued to employees in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. Accordingly, we do not recognize compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the date of grant. Compensation expense recorded in the financial statements in 2004 relates to grants of restricted stock, which were contingent upon reaching certain debt reduction goals by December 31, 2004, and other executive incentive plans. In 2005, stock compensation expense includes variable plan accounting expense related to change in control benefits. (See related Note 5). Additionally, pro forma expense includes the impact of the vesting of stock options, including former Coors and Molson options that immediately vested at the Merger. The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands, except per share data)
Net income, as reported	$108,198	$64,142	$112,560	$141,018
Total stock-based compensation (income) expense, net of related tax expense (benefits), included in the determination of net income, as reported	(3,661)	2,008	9,601	3,141
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	407	(6,261)	(31,900)	(14,877)

Proforma net income	$104,944	$59,889	$90,261	$129,282

Earnings per share:
Basic—as reported	$1.27	$1.72	$1.45	$3.81
Basic—proforma	$1.23	$1.60	$1.17	$3.49
Diluted—as reported	$1.26	$1.68	$1.44	$3.74
Diluted—proforma	$1.22	$1.57	$1.16	$3.42

Principal versus Agency Relationship

        CBL engages in the distribution of certain products other than our owned or licensed beer brands (the "factored brand business"). In the factored brand business, CBL normally purchases factored brand inventory, filling orders from customers for such brands, and invoicing customers for the product and related costs of delivery. We have evaluated EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," and determined that sales under the factored brand business should be reported on a gross basis in the statement of operations. However, CBL's relationship with a large on-premise customer changed in 2005. The change resulted in net reporting of sales and cost of sales as an agent for that customer. The change in accounting recognition from gross to net reporting reflects a change in the substance of CBL's status as transaction agent whereby there has been a transfer of credit risk from CBL to the owner and supplier of the factored brands effective in 2005.

This has led to reductions in each of net sales and cost of goods sold in comparison to the prior year of approximately $60 million for the third quarter and approximately $150 million for the year to date with no impact on gross profit.

Montreal Canadiens

        Molson sold the majority of its ownership in the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. We have determined that, while the Club is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. As a result, we account for our interest in the Canadiens using the equity method. The Club's assets total $135.7 million at September 25, 2005. The Club's net losses were $10.1 million and $23.8 million in the third quarter of 2005 and the period since the Merger through September 25, 2005, respectively.

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but, as discussed above, continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record stock related costs in our income statement. While under current guidance we have used the Black-Scholes method to calculate pro forma compensation expense, the new guidance will also allow other methods, such as the binomial method. We are evaluating the alternative methods to value stock options and do not know the impact of changing our current method.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for MCBC in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

SFAS No. 154 "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3"

        SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and could affect any accounting changes that we elect to make thereafter.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        FIN No. 47 was issued in March 2005 and clarifies the accounting treatment required when accounting for an asset retirement obligation under SFAS No. 143 that is conditional in nature. FIN 47 will be effective for us at the end of our fiscal 2005 but will be retroactive to the beginning of 2005. Management is currently reviewing the impact of FIN 47. Any income statement charge that may result from the adoption of FIN 47 would be reported as a cumulative effect of a change in accounting principle during the fourth quarter of 2005.

2.     MOLSON MERGER

Merger Transaction

        The Merger was approved at a special meeting of the shareholders of Molson Inc. on January 28, 2005, and a separate meeting of Molson Inc. option holders on January 27, 2005, and amendments to the Company's certificate of incorporation and a proposal to approve the issuance of shares of Class A common stock, Class B common stock, special Class A voting stock and special Class B voting stock (and any shares convertible into or exchangeable for shares of that stock) were approved by the Coors stockholders on February 1, 2005. The Merger was effected through an exchange of stock, in which Molson Inc. shareholders received stock in MCBC according to an exchange ratio, depending upon the type of stock held. Also, Molson Inc. shareholders were permitted to receive a combination of common stock of MCBC and exchangeable shares in a subsidiary of MCBC, Molson Coors Canada, Inc. Canadian resident holders who received exchangeable shares in the Merger defer paying income taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

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

Molson Stock Option Holders

        A holder of Molson Inc. stock options was permitted to exchange each such Molson Inc. option for 0.360 of a MCBC option to purchase Class B common stock. Approximately 1.3 million options were issued by MCBC in the Merger.

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

Reasons for the Merger

        The Merger placed our combined Company as the world's fifth largest brewer, by volume, with combined annual volume of approximately 50 million barrels. The combined Company offers a diverse offering of more than 70 owned and licensed brands in key markets throughout the world. Management has identified $175 million of annual synergies that the combined Company believes it can achieve in stages over the next three years, including the closing of the Memphis plant discussed in Note 5, in addition to administrative, strategic sourcing and other cost reductions. However, there can be no assurances that we will achieve all synergies.

Pro Forma Results

        As discussed in Note 1, the results of Molson Canada have been included in the consolidated financial statements since February 9, 2005, and the results of Kaiser and BRI are reported one month in arrears and include results from February 9, 2005, through August 31, 2005.

        The following unaudited, pro forma information shows the results of our operations for the thirteen and thirty-nine weeks ended September 25, 2005 and September 26, 2004, as if the Merger had occurred at the beginning of each period. Therefore, the pro forma information includes Molson Canada results for January through September of both periods presented and Kaiser results for December through August of both periods presented to simulate the reporting method we have adopted with respect to Kaiser. The pro forma results include special charges of $205.0 million during the first three quarters of 2005 (See Note 5). Pro forma results for the first three quarters of 2004 include special charges of Cdn. $18.2 million (US $13.9 million), including merger-related Corporate expenses of Cdn. $16.0 million, and Cdn. $2.2 million in charges related to the closure of sales offices and brewing operations in Brazil.

	Thirteen weeks ended
	September 25, 2005 (actual)	September 26, 2004 (pro forma)
	(In millions, except per share amounts)
Net sales	$1,596.9	$1,591.3
Pretax income	$115.8	$139.0
Net income	$108.2	$132.3
Net income per common share:
Basic	$1.27	$1.57
Diluted	$1.26	$1.54
	Thirty-nine weeks ended
	September 25, 2005 (pro forma)	September 26, 2004 (pro forma)
	(In millions, except per share amounts)
Net sales	$4,452.4	$4,538.5
Pretax income	$90.8	$353.6
Net income	$78.1	$260.7
Net income per common share:
Basic	$0.93	$3.10
Diluted	$0.92	$3.02

Preliminary Purchase Accounting

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and merger-related costs incurred by Coors. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's net assets, with the residual to goodwill. Management has evaluated many of Molson's assets and liabilities using various methods, including consultation with a third party appraiser. The most significant items for which valuations have not been finalized are intangible assets imbedded in Molson's equity investment in the Montreal Canadiens, the value of Molson's non-owned partner brands whose contracts were impacted by the change in control, evaluation of pre-existing contractual relationships between Molson and Coors, and the fixed assets of Brewers Retail Inc. (BRI), a joint venture consolidated under FIN 46R. In addition, management is finalizing plans for the implementation of restructuring activities contemplated in conjunction with the Merger that could impact our purchase accounting, including finalization of our organizational structure, decisions on outsourcing and other vendor arrangements and implementation of an information technology platform.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date.

As of February 9, 2005
(In millions)
Current assets	$421.6
Property, plant and equipment	1,122.6
Other assets	306.4
Intangible assets	3,791.5
Goodwill	1,762.0

Total assets acquired	7,404.1

Current liabilities	(2,149.8)
Non-current liabilities and minority interests	(1,698.5)

Total liabilities assumed	(3,848.3)

Net assets acquired	$3,555.8

        We have allocated preliminary purchase price to goodwill and intangibles as follows. Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques.

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$339.4	7 to 12
Brands	145.3	12

Total Canada Segment	484.7
Brazil Segment
Distribution Agreements	8.3	14
Brands	23.5	12 to 35

Total Brazil Segment	31.8

Total Intangible Assets—Finite Lived	516.5

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	857.5
Brands	2,417.5

Total Intangible Assets—Indefinite Lived	3,275.0

Total Intangible Assets	$3,791.5

Goodwill
Canada Segment	$476.9
Brazil Segment	93.1
US Segment	1,192.0

Total Goodwill	$1,762.0

        During the third quarter of 2005, a portion of merger-related goodwill was allocated to the US segment based upon projections that a large portion of synergy cost savings that will benefit that reporting unit. While synergies deriving from the Merger are expected to benefit both the Canada and U.S. segments, fair value estimates of the U.S. segment done both with and without total synergies expected to benefit the U.S. segment indicate a difference in that fair value of $1,192 million.

Merger-related Debt

        Subsequent to the Merger, we established a $1.0 billion bridge loan facility which was used to refinance pre-Merger Molson debt, including that used to finance the Special Dividend and to refinance some of Molson's other pre-Merger debt. We also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings. We had $207.8 million outstanding under the credit facility at September 25, 2005. Subsequent to establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated. The bridge loan facility was refinanced with proceeds from approximately $1.1 billion of senior notes, which were issued on September 22, 2005 (see related Note 10).

Merger-related Other

        Molson sold the majority of its ownership in the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The preferred equity interest has a stated value of $86.5 million Cdn. (approximately U.S. $69.2 million) and is redeemable in 2009. We have determined that, while the Club is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. As a result, we account for our interest in the Canadiens using the equity method.

        The shareholders of the Club (the purchaser and MCBC) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and MCBC to abide by funding requirements included in the terms of the shareholders' agreement. In addition, MCBC is party to guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92 million at September 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index. The lessee is an entity owned by the purchaser of the Canadiens.

        We have made preliminary estimates of the fair values of the common and preferred equity investments in the Montreal Canadiens, as well as of the guarantee to lenders noted above and a guarantee of payments due under the land lease. We have assigned values to intangible assets (including player contracts, season ticket holders lists, management and coaches' contracts) that are imbedded in our investment in the Montreal Canadiens, which is recorded in other non-current assets. We have made a preliminary estimate of the value of these intangibles and recorded a year-to-date amortization adjustment of $1.9 million associated with the estimated finite-lived intangibles.

3.     BUSINESS SEGMENTS

        We have realigned our reporting segments as a result of the Merger. For comparative purposes, we have also reclassified amounts in the prior period to reflect the new segment reporting format.

United States (U.S.)

        The US segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, Mexico and in the Caribbean. This segment also includes the results of the Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN46R.

Europe

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, with sales in Asia, Russia and other export markets, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN46R), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam).

        In the United Kingdom, in addition to supplying our own brands, we sell other beverage companies' products to our on-premise customers to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes (see related Note 1).

Canada

        The Canada segment consists of our production and sale of the Molson and Coors Light brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI); and our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL). The Canada segment also includes our equity interest in the Montreal Canadiens Hockey Club.

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

Brazil

        The Brazil segment primarily consists of our production and sale of the Kaiser and Bavaria brands in Brazil.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relates to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and intangible administrative costs that are absorbed by Corporate.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) before income taxes, after minority interests for each segment, to income (loss) before income taxes and net income (loss) shown on the condensed consolidated statements of operations.

	Thirteen Weeks Ended September 25, 2005
	U.S.	Europe	Canada	Brazil	Corporate(1)	Total
	(In thousands)
Net sales	$657,860	$381,112	$485,466	$69,764	$2,660	$1,596,862
Income (loss) before income taxes, after minority interests	25,639	26,690	129,670	(20,193)	(46,716)	115,090
Minority interests, before taxes	4,369	1,693	1,578	(3,818)	(3,067)	755

Income (loss) before income taxes	$30,008	$28,383	$131,248	$(24,011)	$(49,783)	$115,845
Income tax expense						(7,372)

Income before minority interests						108,473
Minority interests						(275)

Net income						$108,198

	Thirteen Weeks Ended September 26, 2004
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$633,810	$452,731	$17,765	$—	$—	$1,104,306
Income (loss) before income taxes, after minority interests	62,994	37,559	18,168	—	(25,708)	93,013
Minority interests, before taxes	3,054	1,864	—	—	(392)	4,526

Income (loss) before income taxes	$66,048	$39,423	$18,168	$—	$(26,100)	$97,539
Income tax expense						(29,430)

Income before minority interests						68,109
Minority interests						(3,967)

Net income						$64,142

	Thirty-nine Weeks Ended September 25, 2005
	U.S.	Europe	Canada	Brazil	Corporate(1)	Total
	(In thousands)
Net sales	$1,884,815	$1,114,531	$1,120,390	$149,924	$2,660	$4,272,320
Income (loss) before income taxes, after minority interests	112,689	44,622	251,381	(77,504)	(190,530)	140,658
Minority interests, before taxes	10,827	3,675	2,880	(15,410)	(4,620)	(2,648)

Income (loss) before income taxes	$123,516	$48,297	$254,261	$(92,914)	$(195,150)	$138,010
Income tax expense						(29,097)

Income before minority interests						108,913
Minority interests						3,647

Net income						$112,560

(1)
Net sales are primarily related to brand marketing efforts which are not allocated to our operating segments.

	Thirty-nine Weeks Ended September 26, 2004
	U.S.	Europe	Canada	Brazil	Corporate	Total
	(In thousands)
Net sales	$1,807,302	$1,326,250	$44,959	$—	$—	$3,178,511
Income (loss) before income taxes, after minority interests	152,846	90,346	45,596	—	(79,538)	209,250
Minority interests, before taxes	9,731	4,753	—	—	(1,180)	13,304

Income (loss) before income taxes	$162,577	$95,099	$45,596	$—	$(80,718)	$222,554
Income tax expense						(69,658)

Income before minority interests						152,896
Minority interests						(11,878)

Net income						$141,018

        The following table represents total assets by reporting segment:

	At September 25, 2005	At December 26, 2004
	(In thousands)
United States	$2,807,571	$1,478,131
Europe	2,812,085	3,170,926
Canada	6,069,491	8,467
Brazil	527,790	—

Total Assets	$12,216,937	$4,657,524

4.     EARNINGS PER SHARE (EPS)

        Basic and diluted net income per common share was determined using the calculations presented below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands, except per share amounts)
Net income	$108,198	$64,142	$112,560	$141,018

Weighted average shares for basic EPS	85,323	37,341	77,405	37,054
Effect of dilutive securities:
Stock options granted to employees	442	754	519	670
Restricted shares subject to repurchase excluded from basic EPS	135	30	135	30

Weighted average shares for diluted EPS	85,900	38,125	78,059	37,754

Basic EPS	$1.27	$1.72	$1.45	$3.81

Diluted EPS	$1.26	$1.68	$1.44	$3.74

Dividends per share	$0.32	$0.205	$0.96	$0.615

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises. There were 5.6 million anti-dilutive stock options in the thirteen weeks ended September 25, 2005 and an insignificant number of anti-dilutive stock options in the thirteen weeks ended September 26, 2004. There were 4.0 million and 1.3 million anti-dilutive stock options in the thirty-nine week periods ended

September 25, 2005 and September 26, 2004, respectively. Anti-dilutive stock options were not included in our calculations because the stock options' exercise prices were greater than the average market price of the common shares.

5.     SPECIAL CHARGES

        Largely in connection with the Merger and our related synergy goals, we have incurred charges in the first three quarters of 2005 that are not indicative of our normal, recurring operations. As such, we have separately classified these charges as special operating expenses. By segment, the following items are included in special charges.

Summary of Special Charges

        The table below details Special Charges recorded in 2005, by program.

	Thirteen weeks ended September 25, 2005	Thirty-nine weeks ended September 25, 2005
	(in millions)
U.S.—Memphis asset impairments and accelerated depreciation	$10.9	$25.3
U.S.—Memphis and Golden restructuring and other costs	1.2	4.3
U.S.—Memphis pension withdrawal cost	25.0	25.0
UK net gains on assets	(2.6)	(2.2)
UK restructuring program	3.2	3.2
Brazil tax contingencies	—	46.7
Corporate change in control to Coors executives	(4.5)	42.3
Corporate other severance for Molson executives	—	14.8
Corporate—other	0.3	2.5

Total	$33.5	$161.9

US Segment

        The US segment has recognized $54.6 million of special charges in the first three quarters of 2005 in accordance with a plan approved by the Company's board of directors. $25.3 million of these charges related to accelerated depreciation and asset write-offs incurred in connection with our previously announced plans to close our Memphis facility over the next two years. $25.0 million of these charges relate to the estimated payment required upon withdrawal from the hourly workers' multi-employer pension plan. The remaining $4.3 million primarily includes employee termination costs at Memphis and at our Golden facility, of which expenditures totaling $3.2 million have been made as of September 25, 2005. On July 26, 2005, Molson Coors Brewing Company reached a new labor agreement with the Teamsters Union representing the majority of its workers at the Company's brewery in Memphis, Tennessee. The new labor agreement includes terms for a one-time benefit to employees who are involuntarily terminated in connection with the closure of this brewery. Retention and severance costs for the Memphis employees will be accrued over the service period during which such benefits are earned by the employees. The following summarizes the activity in the U.S. Segment restructuring accruals:

	Accruals for:
	Severance and Other Employee- Related Costs	Closing and Other Costs	Total
	(in millions)
Balance at December 26, 2004	$—	$—	$—
Charges taken	28.5	0.8	29.3
Payments made	(2.4)	(0.8)	(3.2)
Other adjustments	—	—	—

Balance at September 25, 2005	$26.1	$—	$26.1

        The Memphis brewery currently employs approximately 400 people and brews Coors Light for export, Zima XXX, Blue Moon and Keystone Light. Memphis production of these brands will move to other locations when the brewery is closed.

Europe Segment

        The Europe segment incurred net special charges of $1.0 million during the thirty-nine weeks ended September 25, 2005, which consist of an impairment charge for brewing non-recurring assets in the U.K. totaling $3.6 million and restructuring charges in the third quarter of 2005 totaling $3.2 million, offset by income from a previous real estate transaction and gains on sales of assets in 2005 totaling $5.8 million. Restructuring charges relate to an overhead reduction initiative and consist primarily of employee termination costs, of which severance payments of $0.5 million have been made. We expect to recognize an additional $4.0 million in the fourth quarter 2005 for severance costs.

Brazil Segment

        The Brazil segment incurred special charges of $46.7 million during the thirty-nine weeks ended September 25, 2005, to record reserves for contingent liabilities associated primarily with transactional taxes (i.e., non-income taxes). See Note 12.

Corporate Costs

Coors Rights on Change in Control

        Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors. The Merger constituted a change in control of Coors under these agreements as the Adolph Coors, Jr. Trust no longer had sole voting control of Coors, and as the Board of Directors of the merged Company no longer had a majority of directors who were directors of Coors prior to the Merger. These agreements generally provided for continued compensation and benefits for a period of two years following the change of control.

        In addition, these employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated executives and officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control. As a result of the drop in our stock price since the Merger, we recorded a net charge of $8.8 million representing the amount of cash payments that would have been required if terminated executives and officers had exercised options at September 25, 2005. If the price of the Company's stock rises above this option floor, it will result in a reduction to this charge. To the extent the Company's stock price falls below the price on September 25, 2005 additional charges will be necessary.

        For each of Coors' then Chairman and Chief Executive Officer, the severance benefits if triggered include a payment for the rest of the current year plus three times annual salary, bonus and fringe benefits, plus benefits for the equivalent of three years coverage, plus three years credit for additional service toward pension benefits. For all other executive officers with these agreements, the compensation includes a payment for the rest of the current year plus two times annual salary, bonus and fringe benefits, two years equivalent benefit coverage, and vesting and credit for two years additional service toward pension benefits.

        The Company offered retention benefits to each employee covered by the change in control agreements (except for both Coors' then Chairman and Chief Executive Officer who entered into new employment agreements), in return for forfeiting their rights under the agreements. Twelve affected employees declined the retention plan offer. Corporate Special Charges for the thirty-nine weeks ended September 25, 2005 include $42.3 million accrued for departing employees under this plan, which includes $8.8 million related to the option floor benefit. Costs of the retention plan are being recognized ratably over the period that the employees remain with the Company and earn their retention bonuses. These costs will be included in future operating results and will total approximately $7.2 million over a two-year period.

Departure of Other Officers

        During the second quarter of 2005, two other officers (who were former officers of Molson, Inc.) left the Company, resulting in severance and additional pension benefits. Special charges totaling $14.8 million were recorded in the second quarter related to these and other Molson severance and retention charges.

Other Corporate Special Charges

        The remaining special charges of $2.5 million consist of merger-related costs that were incurred by Coors, but did not qualify for capitalization in purchase accounting.

6.     EMPLOYEE RETIREMENT PLANS

        We offer retirement plans to substantially all our employees in the U.S., U.K. and Canada. As a result of the Merger, we added pension liabilities of approximately $260.0 million, which represented the under accrued position of the Canadian plans on February 9, 2005, including the obligations existing at BRI. Annual pension expense in Canada approximates $13.4 million. We incurred approximately $4.5 million of additional pension expense related to severance and change in control benefits to departing executives in the first half of 2005 which are included in Special Charges (see Note 5). The following summarizes our pension expense thus far in 2005.

	Thirteen Weeks Ended:
	September 25, 2005
	US	Europe	Canada	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,223	$9,372	$6,311	$20,906
Interest cost	13,344	27,270	18,977	59,591
Expected return on plan assets	(15,016)	(33,685)	(20,278)	(68,979)
Amortization of prior service cost	1,366	—	—	1,366
Amortization of net loss (gain)	4,277	1,255	—	5,532
Less expected participant contributions	—	(2,775)	(961)	(3,736)

Net periodic pension cost	$9,194	$1,437	$4,049	$14,680

Other Postretirement Benefits
Service cost—benefits earned during the period	$507	$—	$1,318	$1,825
Interest cost on projected benefit obligation	1,524	—	2,458	3,982
Amortization of prior service cost	(188)	—	—	(188)
Recognized net actuarial loss	448	—	—	448

Net periodic post-retirement benefit cost	$2,291	$—	$3,776	$6,067

	Thirteen Weeks Ended:
	September 26, 2004
	US	Europe	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,095	$8,209	$13,304
Interest cost	12,766	24,383	37,149
Expected return on plan assets	(13,166)	(29,518)	(42,684)
Amortization of prior service cost	1,443	—	1,443
Amortization of transition obligation	60	—	60
Amortization of net loss (gain)	3,434	(744)	2,690
Less expected participant contributions	—	(2,257)	(2,257)

Net periodic pension cost	$9,632	$73	$9,705

Other Postretirement Benefits
Service cost—benefits earned during the period	$499	$—	$499
Interest cost on projected benefit obligation	1,564	—	1,564
Amortization of prior service cost	(5)	—	(5)
Recognized net actuarial loss	192	—	192

Net periodic post-retirement benefit cost	$2,250	$—	$2,250

	Thirty-nine Weeks Ended:
	September 25, 2005
	US	Europe	Canada	Total
	(In thousands)
Defined Benefit Plans
Service cost	$15,669	$28,116	$16,151	$59,936
Interest cost	40,032	81,810	48,573	170,415
Expected return on plan assets	(45,048)	(101,055)	(51,902)	(198,005)
Amortization of prior service cost	4,098	—	—	4,098
Amortization of net loss (gain)	12,831	3,765	—	16,596
Less expected participant contributions	—	(8,325)	(2,459)	(10,784)

Net periodic pension cost	$27,582	$4,311	$10,363	$42,256

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,521	$—	$3,372	$4,893
Interest cost on projected benefit obligation	4,572	—	6,293	10,865
Amortization of prior service cost	(564)	—	—	(564)
Recognized net actuarial loss	1,344	—	—	1,344

Net periodic post-retirement benefit cost	$6,873	$—	$9,665	$16,538

	Thirty-nine Weeks Ended:
	September 26, 2004
	US	Europe	Total
	(In thousands)
Defined Benefit Plans
Service cost	$15,396	$25,055	$40,451
Interest cost	39,083	74,419	113,502
Expected return on plan assets	(39,783)	(90,092)	(129,875)
Amortization of prior service cost	4,415	—	4,415
Amortization of transition obligation	179	—	179
Amortization of net loss (gain)	10,514	1,644	12,158
Less expected participant contributions	—	(6,887)	(6,887)

Net periodic pension cost	$29,804	$4,139	$33,943

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,497	$—	$1,497
Interest cost on projected benefit obligation	4,692	—	4,692
Amortization of prior service cost	(15)	—	(15)
Recognized net actuarial loss	576	—	576

Net periodic post-retirement benefit cost	$6,750	$—	$6,750

        In July 2004, we received £14 million (approximately $26 million at then-current exchange rates) from Interbrew, reflecting the value of misrepresentations made by them regarding pension participant data when CBL was purchased from Interbrew in 2002. The participant data originally provided by Interbrew when CBL was acquired omitted data that significantly increased our pension liability at the time of the acquisition (approximately £21 million or $38 million at then current exchange rates). We determined that goodwill associated with the purchase price of CBL should be adjusted for the change in the pension liability and for the cash collected from Interbrew during the third quarter of 2004. The net effect of adjusting goodwill for the pension liability and the cash received was insignificant. The effect on equity was to increase other comprehensive income by $23.3 million, net of tax. The effect of the adjustment on pension expense was to reduce amortization of actuarial losses by approximately £21 million (approximately $38 million at then current exchange rates) over the remaining working lives of participants (estimated at 10 years), and increased the interest component of annual service cost by approximately £1 million or $2 million.

        Contributions to the US pension plans during 2005 will approximate $92.0 million (excluding supplemental executive plans). Contributions to the Canadian and UK plans are approximately $79.9 million and $27.0 million, respectively, in 2005.

        As discussed in Note 5, we recorded a $25.0 million charge during the third quarter of 2005 related to the estimated payment required upon withdrawal from the hourly workers' multi-employer pension plan for the Memphis brewery in the U.S. The withdrawal and payment are expected to occur in 2007. The amount that will eventually be paid in 2007 will vary from the recorded $25.0 million, as it will be impacted by the multi-employer plan's asset returns and other actuarial gains and losses in 2005 and 2006. We will account for revisions to the estimate when information becomes available.

7.     CHANGES IN EQUITY AND OTHER COMPREHENSIVE INCOME

        The following summarizes the changes in our capital stock and paid-in capital accounts for the thirty-nine weeks ended September 25, 2005:

	Common Shares Issued		Exchangeable Shares Issued		Common Stock Par
	Class A	Class B	Class A	Class B	Class A	Class B	Paid-in Capital(1)
	(In thousands)
Balances at December 26, 2004	1,260	36,392	—	—	$13	$364	$105,111
Shares issued in Merger	67	12,125	2,437	32,160	—	121	3,521,444
Shares exchanged	(43)	12,100	(570)	(11,487)	—	121	(121)
Shares issued under stock plans	—	901	—	—	—	9	71,668
Change in control equity benefit (Note 5)	—	—	—	—	—	—	6,092
Tax benefit from shares issued under stock plans	—	—	—	—	—	—	5,291

Balances at September 25, 2005	1,284	61,518	1,867	20,673	$13	$615	$3,709,485

(1)
Includes Exchangeable Class A and B equity, as well as paid in capital.

        The following summarizes the components in other comprehensive income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(In thousands)
Net income	$108,198	$64,142	$112,560	$141,018

Other comprehensive income:
Foreign currency translation adjustments, net of tax	168,450	(18,589)	144,694	30,798
Currency effect on minimum pension liability	2,789	1,540	8,431	(2,711)
Reclassification of minimum pension liability to goodwill	—	23,294	—	23,294
Unrealized (loss) gain on derivative instruments, net of tax	(13,238)	14,687	(17,633)	19,846
Reclassification adjustment—derivative instruments, net of tax	(2,666)	(924)	(8,810)	(3,555)

Comprehensive income	$263,533	$84,150	$239,242	$208,690

8.     VARIABLE INTEREST ENTITIES

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN46R) expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch) and BRI (effective with the Merger on February 9, 2005).

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. As of September 25, 2005, the Company is the guarantor of approximately $40 million of RMMC debt.

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

Brewers' Retail Inc.

        BRI is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At September 25, 2005, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt and pension liabilities, which were approximately $184 million and $50 million, respectively, at September 25, 2005.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended September 25, 2005			Thirteen Weeks Ended September 26, 2004
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$27,648	$24,935	$3,548	$35,579	$26,886	$3,672
RMBC(1)	$51,516	$22,652	$4,665	$44,541	$18,147	$3,823
RMMC(1)	$84,345	$58,376	$3,879	$77,245	$54,164	$1,940
BRI(2)	$338,234	$62,550	$—	$—	$—	$—
	Thirty-nine Weeks Ended September 25, 2005			Thirty-nine Weeks Ended September 26, 2004
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$27,648	$53,238	$7,667	$35,579	$67,994	$9,351
RMBC(1)	$51,516	$68,158	$12,409	$44,541	$62,737	$14,561
RMMC(1)	$84,345	$166,726	$8,656	$77,245	$156,649	$3,919
BRI(2)	$338,234	$118,646	$—	$—	$—	$—

(1)
Substantially all revenues are intercompany sales and, as such, are eliminated in consolidation.

(2)
BRI results from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company. Total annual BRI beer sales approximate Cdn. $2.3 billion, of which MCBC recognizes approximately 52% as net sales in the statement of operations.

Trigen

        In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to CBC at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R.

9.     GOODWILL AND OTHER INTANGIBLES

        The following tables present details of our intangible assets, other than goodwill, as of September 25, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-35	$306.3	$(61.1)	$245.2
Distribution rights	2-14	411.4	(44.2)	367.2
Patents and technology and distribution channels	3-10	29.3	(13.0)	16.3
Other	5-34	14.2	(9.3)	4.9
Intangible assets not subject to amortization:
Brands	Indefinite	2,983.4	—	2,983.4
Pension	N/A	34.7	—	34.7
Distribution networks	Indefinite	869.7	—	869.7
Other	Indefinite	28.5	—	28.5

Total		$4,677.5	$(127.6)	$4,549.9

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-20	$130.1	$(48.5)	$81.6
Distribution rights	2-10	38.4	(14.4)	24.0
Patents and technology and distribution channels	3-10	31.7	(11.6)	20.1
Other	5-34	16.3	(9.1)	7.2
Intangible assets not subject to amortization:
Brands	Indefinite	385.5	—	385.5
Pension	N/A	34.7	—	34.7
Other	Indefinite	27.9	—	27.9

Total		$664.6	$(83.6)	$581.0

        The following summarizes the change in goodwill for the thirty-nine weeks ended September 25, 2005 (in millions):

Balance at December 26, 2004	$890.8
Acquisition of Molson Inc.	1,762.0
Acquisition of Creemore Springs	4.5
Adjustment to deferred taxes in CBL acquisition	142.0
Impact of currency exchange	132.6

Balance at September 25, 2005	$2,931.9

        The first quarter 2005 financial statements were restated as a result of errors in accounting for income taxes related to purchase accounting for a deferred tax asset, and the inter-period allocation of a change in an income tax contingency accrual. The item in the table above entitled "Adjustment to deferred taxes in CBL acquisition" is in reference to this issue.

        During the second quarter of 2005, we acquired Creemore Springs Brewery, Ltd. The purchase included a small brewing facility in Canada and the Creemore Springs brand, which is included in our Canada segment brand portfolio. The acquisition resulted in the addition of $12.8 million of brand intangible assets and $4.5 million of goodwill.

        Based on foreign exchange rates as of September 25, 2005, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2005—Remaining	$18.7
2006	$74.7
2007	$70.4
2008	$70.0
2009	$70.0

        Amortization expense of intangible assets was $17.4 million and $6.8 million for the thirteen weeks and $43.8 million and $18.6 million for the thirty-nine weeks ended September 25, 2005 and September 26, 2004, respectively.

        As of September 25, 2005, goodwill was allocated between our reportable segments as follows.

Segment	Amount
(In millions)
United States	$1,494.4
Europe	820.2
Canada	501.5
Brazil	115.8

Total	$2,931.9

        As discussed in Note 2, we preliminarily allocated $1.8 billion to goodwill as a result of the Merger. As we are still determining fair values of certain assets and liabilities acquired in the Merger, goodwill allocations shown above are subject to change. See Note 2 for the detailed listing of values assigned to intangibles and goodwill resulting from the Merger.

        Goodwill created by the Molson merger amounting to $1.2 billion has been allocated to the US segment based upon projections that a large portion of synergy cost savings will benefit that business unit.

10.   DEBT

        Our total long-term borrowings as of September 25, 2005, and December 26, 2004, were composed of the following:

	As of
	September 25, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)	$44,927	$12,500

Senior notes
US $850 million(2)	$853,609	$856,971
US $300 million(3)	300,000	—
Cdn $900 million(3)	767,184	—
Commercial paper(4)	234,479	—
Credit facility(5)	207,789	—
Other notes payable(6)	255,963	62,735

Total long-term debt (including current portion)	2,619,024	919,706
Less: current portion of long-term debt	(28,738)	(26,028)

Total long-term debt	$2,590,286	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans and overdraft facilities as summarized below:

	As of
	September 25, 2005	December 26, 2004
	(In millions)
US Dollar Lines of Credit
Two lines totaling $50 million	$—	$12.5
Interest rates at 4.25% and 2.95%
British Pound Lines of Credit
Three lines totaling 30 million GBP ($53 million)	—	—
Interest rates at 5.75% and 5.54%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($10 million)	—	—
Interest rates at 1%
Canadian bank overdrafts	0.3	—
Brazil short-term bank loans	44.6	—
Interest rates at 22%

Total short-term borrowings	$44.9	$12.5

(2)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes are priced at 99.596% of par for a yield to maturity of 6.43%, are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes are guaranteed by Molson Coors Brewing Company and certain subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million.

Under the terms of the notes, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale-leaseback transactions. As of September 25, 2005, we were in compliance with all of these restrictions.

(3)
On September 22, 2005, the Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity and wholly owned subsidiary of the Company issued 10-year and 5-year private placement debt securities totaling Cdn $900 million in Canada and US $300M in the United States. The Canadian bonds bear interest at 4.85% and the US bonds bear interest at 5.0%. Both offerings are guaranteed by the parent, Molson Coors Brewing Company, and all its significant US subsidiaries. The securities have certain restrictions on secured borrowing, sale lease back transactions and the sale of assets, with all of which the Company was in compliance at September 25, 2005. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the US issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on the Company's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $7.0 million. The securities have been registered in accordance with their registration rights at the time of this filing.

(4)
In June 2003, we issued approximately $300 million in commercial paper. All of our commercial paper balance is classified as long-term as of September 25, 2005. As of September 25, 2005, and December 26, 2004, the interest rates on our commercial paper borrowings ranged from 3.60% to 3.88%, with a weighted average of 3.78%; and from 1.18% to 2.40%, with a weighted average of 1.50%, respectively. As of September 25, 2005, $234.5 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon Canadian Dollar Offered Rate, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At September 25, 2005, the average effective interest rate for all borrowings outstanding was 3.223% and we had $207.8 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	As of
	September 25, 2005	December 26, 2004
	(In millions)
Note payable, denominated in
Euros	$19.4	$21.8
Interest rate at 5.39%
Maturity in October 2005
Note payable issued by
RMMC joint venture (See note 8)	40.9	40.9
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars (See note 8)	170.9	—
Plus: premium	13.0	—
Interest rate at 7.5%
Maturity in June 2011
Notes payable issued by Kaiser
In Reais	11.7	—
Interest rate at 14%
Maturity in December 2008/June 2009

Total other notes payable	$255.9	$62.7

11.   INCOME TAXES

        We have historically provided U.S. deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During the third quarter of 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all past and future foreign subsidiary earnings as permanently reinvested. Under the accounting guidance of APB 23, "Accounting for Income Taxes—Special Areas" and SFAS 109, "Accounting for Income Taxes," we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability related to our UK subsidiary. Our third quarter effective tax rate was 6.4%, down from 30% a year ago. The adjusted estimated annual effective tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in the foreign jurisdiction, and then adjusted by discrete items to compute income tax expense for the quarter. We anticipate that our full year 2005 effective tax rate will be in the range of 25% to 30% due in large part to having elected to permanently invest the undistributed earnings of our foreign subsidiaries and losses in a foreign jurisdiction for which no tax benefit can be recognized for the full year.

        Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, and the results of our purchase accounting. We are also still evaluating certain aspects of our purchase accounting for the Merger, as discussed in Note 2, which could impact our effective tax rate in the fourth quarter of this year.

        We have evaluated the impact of the repatriation provisions of Section 965 of the Internal Revenue Code, and we have determined that they will not have a material impact on our tax expenses.

        In the first quarter of 2005, we corrected an error related to a US deferred tax asset that was recorded as part of purchase accounting in 2002 to reflect the anticipated future foreign tax credits expected to result from UK taxable income that was generated by the reversal of UK deferred tax liabilities. The Company re-evaluated the purchase accounting and determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carry-forward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet was an overstatement of the long-term deferred tax asset account of $140 million, with a corresponding understatement of goodwill of $142 million at March 27, 2005. The impact of this misstatement was not material to the consolidated balance sheets for 2002, 2003, or 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the years ended December 29, 2002 and December 26, 2004.

12.   CONTINGENCIES

Merger

        Kaiser is a party to a number of claims from the Brazilian tax authorities involving federal excise (IPI), social contribution (PIS and COFINS) and value-added state (ICMS) taxes, as well as other civil claims related to employee terminations and commercial matters. Accruals for contingent liabilities in Brazil at September 25, 2005, including interest, totaled $258 million (based on the foreign exchange ratio on September 25, 2005). In addition to the amounts we have recorded, there are $330 million of tax claims where a loss is presently considered either remote or less than probable.

        Molson sold the majority of its ownership in the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Club and the Bell Centre (formerly the Molson Centre), such that in the event that the Club and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92 million at September 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index.

        We have made a preliminary estimate of the fair value of the guarantees to lenders as well as of a guarantee related to the land lease associated with the transaction. See Note 2.

Litigation and Other Disputes

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Canada, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Company intends to vigorously defend the lawsuits.

        In August 2005, another purported class action, predicated upon factual allegations similar to those raised in the securities class actions filed earlier this year in the United States and Canada, was filed against the Company and certain of its directors and officers in the United States District Court for the District of Delaware. This action is filed purportedly on behalf of participants in Molson Coors Brewing Company 401(k) Savings Plan (Plan), and alleges that the defendants violated their fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to prudence and investment of Plan assets by failing to disclose complete and accurate information to Plan participants regarding investment in Company common stock and by failing to monitor the Plan's investments which resulted in losses by Plan participants who held Company stock. The Company intends to vigorously defend this lawsuit.

        The Company has been contacted by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the "SEC") requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

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

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the February merger between Adolph Coors Company and Molson Inc., exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the merger (which were disclosed in the Company's Current Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the merger in February 2005, after the release of the year-end results for Adolph Coors Company and Molson Inc. and after the Company lifted the trading restrictions imposed before the merger. The Board of Directors has full confidence in senior management, including the chief executive officer and chief financial officer.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. During the third quarter, one of the courts—the District Court for Jefferson County, Colorado—granted the manufacturers' motion, dismissed all claims with prejudice, and granted attorneys' fees to the defendants. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL for this issue with the Employment Appeal Tribunal (the "Tribunal"). During the second quarter of 2005, the Tribunal ruled against CBL. CBL has appealed the arbitration award. We have estimated the cost of the award, if affirmed, to be $1 million, and accrued that amount as of June 26, 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

13.   DERIVATIVES

        Upon the Merger and in connection with our debt offerings (Note 10), we added various derivative instruments held by Molson and Kaiser that hedged currency, commodity and interest rate risk in a similar manner as Coors. Interest rate swaps held by BRI are the only derivative instruments that do not qualify for hedge accounting under SFAS 133.

        Please refer to the Annual Report on Form 10-K filed by Coors with the SEC for the fiscal year ended December 26, 2004 for a description of our derivative policies.

        Prior to issuing the bonds on September 22, 2005, we entered into bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates were trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with US private placement we entered into a cross currency swap transaction for the entire US$300 million issue amount and for the same maturity. In this transaction we exchanged our US$300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at the rate of 4.85% on the US $300 million amount. There was an exchange of principle at the inception of this transaction and there will be a subsequent exchange of principle at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principle on the US dollar securities. Consistent with FAS 133 all changes in the value of the transaction due to foreign exchange will be booked through the Statement of Operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

14.   SUBSEQUENT EVENT

        Our distribution and related agreements with our distribution partner in the Sao Paulo market, Spal, will terminate on December 31, 2005. Under the terms of these agreements, we have a right to receive a R$27 million payment from Spal in the fourth quarter of 2005. In addition, under the terms of these agreements, Spal is obligated to continue distributing our products for a period of up to 18 months following the termination of the agreements. We are currently negotiating the specific terms of the termination of our relationship with Spal and we are in the process of making alternate distribution arrangements for the Sao Paulo market.

15.   SUPPLEMENTAL GUARANTOR INFORMATION

        In 2002, our wholly-owned subsidiary, CBC (2002 Issuer), completed a placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor), Molson Coors Capital Finance ULC (2005 Issuer) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the 2002 Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        On September 22, 2005, our wholly-owned subsidiary, Molson Coors Capital Finance ULC (2005 Issuer), completed a private placement of approximately $1.1 billion principal amount of Senior notes due as follows:

  US $300 million 4.85% notes due 2010
  Cdn $900 million 5.00% notes due 2015

        The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor) and certain domestic subsidiaries, including CBC (2002 Issuer), (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuer's debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson, Inc., a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        The following information sets forth our Condensed Consolidating Balance Sheets as of September 25, 2005, and December 26, 2004, and the Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 25, 2005, and September 26, 2004, and the Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 25, 2005, and September 26, 2004. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers, and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2005
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$671,189	$—	$48,463	$1,490,536	$—	$2,210,188
Excise taxes	—	(103,517)	—	(972)	(508,837)	—	(613,326)

Net sales	—	567,672	—	47,491	981,699	—	1,596,862
Cost of goods sold	1,312	(397,370)	—	(38,192)	(501,176)	—	(935,426)
Equity in subsidiary earnings	106,910	181,820	—	—	—	(288,730)	—

Gross profit	108,222	352,122	—	9,299	480,523	(288,730)	661,436

Marketing, general and administrative expenses	1,664	(197,140)	—	(5,204)	(264,781)	—	(465,461)
Special charges	4,509	(37,446)	—	—	(556)	—	(33,493)

Operating (loss) income	114,395	117,536	—	4,095	215,186	(288,730)	162,482
Interest income (expense), net	(8,888)	6,316	(7,958)	11,001	(40,703)	—	(40,232)
Other income (expense), net	4,205	(27,289)	—	44,827	(28,148)	—	(6,405)

Income (loss) before income taxes	109,712	96,563	(7,958)	59,923	146,335	(288,730)	115,845
Income tax (expense) benefit	(1,514)	10,348	780	(3,875)	(13,111)	—	(7,372)

Income (loss) before minority interests	108,198	106,911	(7,178)	56,048	133,224	(288,730)	108,473
Minority interests	—	—	—	—	(275)	—	(275)

Net income (loss)	$108,198	$106,911	$(7,178)	$56,048	$132,949	$(288,730)	$108,198

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$670,109	$—	$40,507	$777,212	$—	$1,487,828
Excise taxes	—	(104,358)	—	(720)	(278,444)	—	(383,522)

Net sales	—	565,751	—	39,787	498,768	—	1,104,306
Cost of goods sold	—	(343,895)	—	(31,005)	(313,484)	—	(688,384)
Equity in subsidiary earnings	58,831	60,238	—	—	—	(119,069)	—

Gross profit	58,831	282,094	—	8,782	185,284	(119,069)	415,922
Marketing, general and administrative expenses	(2,874)	(188,211)	—	(5,487)	(115,446)	—	(312,018)

Operating income (loss)	55,957	93,883	—	3,295	69,838	(119,069)	103,904
Interest income (expense), net	9,860	(10,687)	—	3,760	(15,201)	—	(12,268)
Other income (expense), net	625	(25,263)	—	60,924	(30,383)	—	5,903

Income before income taxes	66,442	57,933	—	67,979	24,254	(119,069)	97,539
Income tax expense	(2,300)	697	—	(20,550)	(7,277)	—	(29,430)

Income before minority interests	64,142	58,630	—	47,429	16,977	(119,069)	68,109
Minority interests	—	—	—	—	(3,967)	—	(3,967)

Net income	$64,142	$58,630	$—	$47,429	$13,010	$(119,069)	$64,142

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2005
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,930,533	$—	$118,090	$3,789,160	$—	$5,837,783
Excise taxes	—	(295,665)	—	(1,654)	(1,268,144)	—	(1,565,463)

Net sales	—	1,634,868	—	116,436	2,521,016	—	4,272,320
Cost of goods sold	1,312	(1,048,745)	—	(93,865)	(1,434,475)	—	(2,575,773)
Equity in subsidiary earnings	119,973	232,648	—	—	—	(352,621)	—

Gross profit	121,285	818,771	—	22,571	1,086,541	(352,621)	1,696,547

Marketing, general and administrative expenses	1,554	(566,374)	—	(16,450)	(703,903)	—	(1,285,173)
Special charges	(19,390)	(84,303)	—	—	(58,173)	—	(161,866)

Operating (loss) income	103,449	168,094	—	6,121	324,465	(352,621)	249,508
Interest income (expense), net	(114)	(5,136)	(15,907)	11,061	(92,009)	—	(102,105)
Other (expense) income, net	7,571	(77,161)	—	126,231	(66,034)	—	(9,393)

Income (loss) before income taxes	110,906	85,797	(15,907)	143,413	166,422	(352,621)	138,010
Income tax (expense) benefit	1,654	26,791	2,902	(26,163)	(34,281)	—	(29,097)

Income (loss) before minority interests	112,560	112,588	(13,005)	117,250	132,141	(352,621)	108,913
Minority interests	—	—	—	—	3,647	—	3,647

Net income (loss)	$112,560	$112,588	$(13,005)	$117,250	$135,788	$(352,621)	$112,560

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,917,608	$—	$108,099	$2,247,134	$—	$4,272,841
Excise taxes	—	(299,100)	—	(1,595)	(793,635)	—	(1,094,330)

Net sales	—	1,618,508	—	106,504	1,453,499	—	3,178,511
Cost of goods sold	—	(996,265)	—	(83,128)	(923,759)	—	(2,003,152)
Equity in subsidiary earnings	121,875	140,667	—	—	—	(262,542)	—

Gross profit	121,875	762,910	—	23,376	529,740	(262,542)	1,175,359
Marketing, general and administrative expenses	(4,538)	(542,166)	—	(20,604)	(350,549)	—	(917,857)

Operating (loss) income	117,337	220,744	—	2,772	179,191	(262,542)	257,502
Interest income (expense), net	32,310	(37,368)	—	12,801	(48,574)	—	(40,831)
Other income (expense), net	315	(70,487)	—	154,434	(78,379)	—	5,883

Income before income taxes	149,962	112,889	—	170,007	52,238	(262,542)	222,554
Income tax (expense) benefit	(8,944)	8,733	—	(53,775)	(15,672)	—	(69,658)

Income before minority interests	141,018	121,622	—	116,232	36,566	(262,542)	152,896
Minority interests	—	—	—	—	(11,878)	—	(11,878)

Net income	$141,018	$121,622	$—	$116,232	$24,688	$(262,542)	$141,018

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 25, 2005
(IN THOUSANDS, UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,635	$1,890	$415	$4,375	$91,164	$—	$101,479
Accounts receivable, net	—	95,975	—	10,504	582,199	—	688,678
Other receivables, net	1,224	47,042	—	(2,245)	109,371	—	155,392
Inventories	—	111,038	—	6,453	250,460	—	367,951
Deferred tax asset	554	16,588	—	—	5,805	—	22,947
Other current assets, net	68,296	40,774	—	417	133,146	—	242,633

Total current assets	73,709	313,307	415	19,504	1,172,145	—	1,579,080
Properties, net	—	758,660	—	19,710	1,746,919	—	2,525,289
Goodwill	—	1,425,254	—	—	1,506,604	—	2,931,858
Other intangibles, net	—	58,367	—	10,426	4,481,144	—	4,549,937
Net investment in and advances to subs	4,726,126	5,832,710	—	—	—	(10,558,836)	—
Non-current deferred tax asset	—	—	2,232	50,198	303,965	—	356,395
Other non-current assets	8,460	48,117	6,822	1,812	209,167	—	274,378

Total assets	$4,808,295	$8,436,415	$9,469	$101,650	$9,419,944	$(10,558,836)	$12,216,937

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$514	$109,473	$—	$2,837	$190,289	$—	$303,113
Deferred tax liability	—	—	—	91	96,166	—	96,257
Accrued expenses and other liabilities	40,098	316,079	813	5,072	815,206	—	1,177,268
Short-term borrowings and current portion of long-term debt	—	(343)	(192)	—	74,200	—	73,665

Total current liabilities	40,612	425,209	621	8,000	1,175,861	—	1,650,303
Long-term debt	—	1,088,432	1,067,376	—	434,478	—	2,590,286
Non-current deferred tax liability	29,913	37,060	—	19,358	982,483	—	1,068,814
Other long-term liabilities	14,398	463,423	6,775	—	979,985	—	1,464,581

Total liabilities	84,923	2,014,124	1,074,772	27,358	3,572,807	—	6,773,984
Minority interests	—	—	—	—	87,759	—	87,759
Total stockholders' equity	4,723,372	6,422,291	(1,065,303)	74,292	5,759,378	(10,558,836)	5,355,194

Total liabilities and stockholders' equity	$4,808,295	$8,436,415	$9,469	$101,650	$9,419,944	$(10,558,836)	$12,216,937

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,200	$16,988	$—	$2,552	$100,273	$—	$123,013
Accounts receivable, net	—	79,089	—	6,765	615,804	—	701,658
Other receivables, net	—	43,874	—	—	87,834	—	131,708
Total inventories	—	110,707	—	6,893	117,161	—	234,761
Deferred tax asset	—	—	—	—	3,228	—	3,228
Other current assets, net	—	36,591	—	411	36,846	—	73,848

Total current assets	3,200	287,249	—	16,621	961,146	—	1,268,216
Properties, net	—	785,157	—	19,777	640,650	—	1,445,584
Goodwill	40,000	160,497	—	(164,601)	854,925	—	890,821
Other intangibles, net	—	58,595	—	10,286	512,162	—	581,043
Net investment in and advances to subs	1,654,247	2,113,427	—	—	—	(3,767,674)	—
Non-current deferred tax asset	(34,011)	(50,929)	—	251,381	1,863	—	168,304
Other non-current assets	5,775	64,365	—	—	233,416	—	303,556

Total assets	$1,669,211	$3,418,361	$—	$133,464	$3,204,162	$(3,767,674)	$4,657,524

Liabilities and stockholder's equity
Current liabilities:
Accounts payable	$—	$126,073	$—	$1,747	$198,214	$—	$326,034
Deferred tax liability	—	(16,588)	—	23,144	(704)	—	5,852
Accrued expenses and other liabilities	43,603	242,430	—	4,297	516,153	—	806,483
Short-term borrowings and current portion of long-term debt	—	12,157	—	—	26,371	—	38,528

Total current liabilities	43,603	364,072	—	29,188	740,034	—	1,176,897
Long-term debt	—	857,315	—	—	36,363	—	893,678
Non-current deferred tax liability	—	—	—	—	149,927	—	149,927
Other long-term liabilities	24,442	544,607	—	54,053	175,886	—	798,988

Total liabilities	68,045	1,765,994	—	83,241	1,102,210	—	3,019,490
Minority interests	—	—	—	—	36,868	—	36,868
Total stockholders' equity	1,601,166	1,652,367	—	50,223	2,065,084	(3,767,674)	1,601,166

Total liabilities and stockholders' equity	$1,669,211	$3,418,361	$—	$133,464	$3,204,162	$(3,767,674)	$4,657,524

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2005
(IN THOUSANDS, UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(42,855)	$(15,363)	$(10,970)	$126,166	$151,615	$208,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(92,371)	—	(1,264)	143,916	(237,551)
Proceeds from sales of properties and intangible assets	—	264	—	401	4,537	5,202
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Cash recognized on merger with Molson, Inc.	—	—	—	—	78,075	78,075
Cash expended for merger-related costs	—	(20,382)	—	—	—	(20,382)
Trade loan repayments from customers, net	—	—	—	—	14,572	14,572
Other	—	—	—	—	315	315

Net cash used in investing activities	—	(112,489)	—	(863)	(62,978)	(176,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	53,433	—	—	—	—	53,433
Dividends paid	(55,889)	—	—	—	(26,559)	(82,448)
Proceeds from short-term borrowings		62,200	981,125	—	17,636	1,060,961
Payments on short-term borrowings	—	(76,700)	(981,125)	—	(830,923)	(1,888,748)
Net (payments on) proceeds from commercial paper	—	232,897	—	—	—	232,897
Proceeds from issuance of long-term debt	—	—	1,096,389	—	444,646	1,541,035
Payments on debt and capital lease obligations	—	—	—	—	(938,908)	(938,908)
Premium paid to bondholders in debt redemption	—
Change in overdraft balances and other	(2,539)	(12,401)	—	—	(10,977)	(25,917)
Net activity in investment and advances (to) from subsidiaries	48,285	(93,242)	(1,085,126)	(123,714)	1,253,797	—

Net cash used in financing activities	43,290	112,754	11,263	(123,714)	(91,288)	(47,695)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	435	(15,098)	293	1,589	(2,651)	(15,432)
Effect of exchange rate changes on cash and cash equivalents	—	—	122	234	(6,458)	(6,102)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013

Balance at end of quarter	$3,635	$1,890	$415	$4,375	$91,164	$101,479

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2004
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$19,349	$5,762	$—	$108,842	$170,368	$304,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(62,153)	—	(1,534)	(67,304)	(130,991)
Proceeds from sales of properties and intangible assets	—	719	—	332	46,528	47,579
Cash received from Interbrew	—	—	—	—	25,836	25,836
Trade loan repayments from customers, net	—	—	—	—	22,866	22,866
Cash recognized on initial consolidation of joint ventures	—	—	—	—	20,840	20,840
Other	—	(1,747)	—	(86)	88	(1,745)

Net cash used in investing activities	—	(63,181)	—	(1,288)	48,854	(15,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under stock plans	53,901	—	—	—	—	53,901
Dividends paid	(22,843)	—	—	—		(22,843)
Payments on short-term borrowings		(7,000)			(14,307)	(21,307)
Net (payments on) proceeds from commercial paper	—	(130,500)	—	—	—	(130,500)
Payments on debt and capital lease obligations	—	(86,571)	—	—	(2,499)	(89,070)
Dividends paid to minority interest holders	—	—	—	—	(7,218)	(7,218)
Change in overdraft balances and other	9	(4)	—	—	(5)	—
Net activity in investment and advances (to) from subsidiaries	(44,835)	281,513	—	(107,544)	(129,134)	—

Net cash used in financing activities	(13,768)	57,438	—	(107,544)	(153,163)	(217,037)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	5,581	19	—	10	66,059	71,669
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,165	212	1,377
Balance at beginning of year	454	802	—	2,849	15,335	19,440

Balance at end of quarter	$6,035	$821	$—	$4,024	$81,606	$92,486

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Our third quarter 2005 financial results reflected encouraging volume and financial performance in Canada and the U.S., despite extensive competitive price discounting in some of our largest markets and significant input cost inflation. We made good progress on cost reduction initiatives and synergies across the company, which aided financial results in the quarter, and we increased investments in marketing and sales programming. At the same time, substantial market challenges in the U.K. reduced the financial performance of our Europe business. Our Brazil operation continued to report operating losses in this winter quarter but at a significantly reduced level.

Special Items in the Third Quarter

        We recorded special charges totaling $33.5 million during the third quarter of 2005, including:

  •
  U.S. Segment—Special charges of $37.1 million primarily related to closing the Memphis brewery, including charges for a $25 million reserve against an estimated final contribution to the multi-employer Memphis pension plan, from which we anticipate withdrawing in 2007; accelerated Memphis asset depreciation of $10.9 million, and severance costs.

  •
  Europe Segment—Special charges totaling approximately $0.6 million related to a new restructuring program aimed at reducing administrative spending, largely offset by non-recurring real estate transaction.

  •
  Corporate—A $4.5 million credit attributable to the non-cash cost of providing a floor under the options for 12 Coors officers who left under a change-of-control provision following the Merger. If the price of the Company's stock rises above the price on September 25, 2005, it will result in a further credit. To the extent the Company's stock price falls below the price on September 25, 2005, additional charges will be necessary. The reversal is off-set by approximately $0.3 million of additional Corporate restructuring charges.

Synergies Update

        Management has identified $175 million of annual pre-tax cost synergies that it believes the combined Company can achieve in stages over the next three years. Since the completion of the Merger on February 9, 2005, the Company has captured approximately $37 million in cost synergies, with the savings mostly in overhead and procurement costs. Approximately two-thirds of these savings have been realized in the U.S. segment, with the balance in Canada. The Company believes that it is on track to capture its goal of $50 million in cost synergies for 2005.

Effective Tax Rate

        We have historically provided U.S. deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During the third quarter of 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all past and future foreign subsidiary earnings as permanently reinvested. Under the accounting guidance of APB 23, "Accounting for Income Taxes—Special Areas," and SFAS 109, "Accounting for Income Taxes," we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability related to our UK subsidiary. Our third quarter effective tax rate was 6.4%, down from 30% a year ago. The adjusted estimated annual effective tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in the foreign jurisdiction, and then adjusted by discrete items to compute income tax expense for the quarter. We anticipate that our full year 2005 effective tax rate will be in the range of 25% to 30% due in large part to having elected to permanently invest the undistributed earnings of our foreign subsidiaries and losses in a foreign jurisdiction for which no tax benefit can be recognized for the full year.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations, liquidity, and capital resources for the thirteen and thirty-nine week periods ended September 25, 2005, and September 26, 2004, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 26, 2004.

        We have realigned our reporting segments as a result of the Merger. For comparability, we have adjusted the prior period presentation to reflect the new segment structure post-Merger. Our post-Merger segments are defined in Note 3 on page 13.

THE UNITED STATES SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
	(In thousands, except percentages)
Barrels of beer and other beverages sold	6,077	5,883	3.3%	17,205	16,802	2.4%

Net sales	$657,860	$633,810	3.8%	$1,884,815	$1,807,302	4.3%
Cost of goods sold	(403,203)	(381,657)	5.6%	(1,144,624)	(1,098,618)	4.2%

Gross profit	254,657	252,153	0.1%	740,191	708,684	4.4%
Marketing, general and administrative expenses	(186,371)	(192,283)	(3.1)%	(561,009)	(554,568)	1.2%
Special items(1)	(37,115)	—	N/M	(54,561)	—	N/M

Operating income	31,171	59,870	(47.9)%	124,621	154,116	(19.1)%
Other (expense) income, net(2)	(1,163)	6,178	(118.8)%	(1,105)	8,461	(113.1)%

Income before income taxes	$30,008	$66,048	(54.6)%	$123,516	$162,577	(24.0)%

(1)
The Special items in 2005 consist of asset impairments, accelerated depreciation, estimates of costs associated with withdrawing from a milti-employer pension plan, severance and other costs related to the closure of the Memphis brewery and severance costs in Golden.

(2)
Other income, net consists primarily of our equity share of Molson USA losses and royalties earned on mineral leases in 2004 and asset impairments in 2005.

Net sales and volume

        Prior to the Merger, Molson USA was accounted for under the equity method, and therefore sales associated with Molson USA were not included in net sales in 2004. Inclusion of Molson USA in 2005 contributed 200,000 and 514,000 barrels of volume to the quarter and year-to-date results, respectively, and $23 million and $66 million, respectively, to net sales. Price discounting and continued flat sales trends in the U.S. beer industry have produced slight increases in sales of our other brands.

Cost of goods sold

        Inflation was the primary factor impacting cost of goods sold in the U.S. third quarter and year-to-date 2005, with higher costs for cans and bottles (unfavorable impact approximating $8 million in the quarter and $21 million year-to-date) and costs for energy and freight (unfavorable impact approximating $9 million in the quarter and $22 million year-to-date).

Marketing, general and administrative expenses

        The decrease in marketing, general and administrative expenses in the third quarter is due primarily to decreased overhead costs across the business (approximately $2 million) and lower benefit costs (approximately $3 million), offset slightly by higher investments behind our brand building and sales efforts in the U.S. and export markets. Year-to-date marketing, general and administrative expenses are higher primarily due to the consolidation of Molson USA's marketing and administrative expenses since the Merger.

THE EUROPE SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
	(In thousands, except percentages)
Barrels of beer and other beverages sold	2,768	2,676	3.4%	7,419	7,617	(2.6)%

Net sales	$381,112	$452,731	(15.8)%	$1,114,531	$1,326,250	(16.0)%
Cost of goods sold	(245,722)	(306,727)	(19.9)%	(736,732)	(904,534)	(18.6)%

Gross profit	135,390	146,004	(7.3)%	377,799	421,716	(10.4)%
Marketing, general and administrative expenses	(107,109)	(109,438)	(2.1)%	(329,570)	(335,551)	(1.8)%
Special items(2)	(561)	—	N/M	(960)	—	N/M

Operating income	27,720	36,566	(24.2)%	47,269	86,165	(45.1)%
Interest income(1)	3,150	3,757	(16.2)%	10,108	11,828	(14.5)%
Other income (expense), net	(2,487)	(900)	(176.3)%	(9,080)	(2,894)	(213.8)%

Income before income taxes and minority interest	$28,383	$39,423	(28.0)%	$48,297	$95,099	(49.2)%

(1)
Interest income is earned on trade loans to UK on-premise customers, and is typically driven by debt balances from period-to-period.

(2)
Special items include restructuring and net gains from asset sales, as discussed in the Executive Summary above.

        The British pound weakened versus the U.S. dollar by 1.5% on a year over year basis during the thirteen week third quarter period, unfavorably impacting the Europe segment's results when viewed in U.S. dollars.

Net sales and volume

        Europe sales volume growth for the third quarter was significantly improved, with a growth of 3.4% versus a year ago compared to the declines of approximately 6% versus the prior year through the first two quarters of 2005. Industry conditions remain challenging with widespread price discounting, especially in the off-premise channel. Our volume increases in the third quarter of 2005 are primarily due to new on-premise chain distribution, warmer weather and the lack of retail destocking after a major soccer tournament, as was the case in the third quarter of 2004.

        Year-on-year comparisons for net sales have been significantly impacted by a change in our contractual arrangement with one major factored brand customer in 2005, which resulted in a change to net accounting for factored brand sales to this customer, instead of the gross accounting followed for other factored brand sales. See related discussion of the accounting treatment in Note 1, on page 6. This has led to reductions in each of net sales and cost of goods sold of approximately $60 million for the third quarter and approximately $150 million for the year to date, with no impact on gross profit. Additionally, reductions in our factored brand sales volumes, which are not recorded in our reported volumes, have further reduced net sales.

        Excluding the distorting impact of these factored brand changes, net sales per barrel for our owned brands decreased approximately 3% in local currency in the quarter, driven by lower pricing in both on-premise and off-premise channels combined with adverse channel and brand mix.

Cost of goods sold

        The large decrease in cost of goods sold in the quarter was primarily the result of the factored brand accounting change discussed above, which reduced cost of sales in the quarter by approximately $60 million and the year to date by approximately $150 million, with no impact on gross profit. Excluding factored brands, cost of goods sold per barrel was in line with last year in local currency, driven by a higher mix of off-premise sales with higher packaging costs, inflation, and the impact of higher distribution costs due to the implementation of the European Working Time Directive, a regulation that has restricted the number of hours that drivers are allowed to work. These cost increases were offset by savings in brewery overheads and the benefit of fixed cost leverage from the higher volumes for the quarter.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased in the quarter and year-to-date which reflects lower labor costs and savings on general and administrative expenses.

Other expense

        The increase in other expense in 2005 was the result of costs relating to vacant leasehold properties and a continued decline in operating performance from our Tradeteam distribution joint venture.

THE CANADA SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended(1)			Thirty-nine Weeks Ended(1)
	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
	(In thousands, except percentages)
Barrels of beer sold	2,398	—	—	5,491	—	—

Net sales	$485,466	$17,765	N/M	$1,120,390	$44,959	N/M
Cost of goods sold	(233,297)	—	—	(586,111)	—	—

Gross profit	252,169	17,765	N/M	534,279	44,959	N/M
Marketing, general and administrative expenses	(113,968)	403	—	(273,065)	637	—

Operating income	138,201	18,168	N/M	261,214	45,596	N/M
Other income (expense), net	(6,953)	—	N/M	(6,953)	—	N/M

Income before income taxes and minority interest	$131,248	$18,168	N/M	$254,261	$45,596	N/M

(1)
The amounts shown above for the Canada segment represent the consolidated results for Molson Canada from the period beginning with the date of the Merger, February 9, 2005, through September 25, 2005. For the period beginning December 27, 2004, through February 8, 2005, the results include Coors' (pre-Merger) one-half share of the income from the Coors Canada partnership. The 2004 amounts include only one-half share of the income from the Coors Canada partnership.

        The Canadian dollar strengthened versus the U.S. dollar by approximately 8% on a year over year basis during the thirteen-week third quarter period, improving the Canada segment's results when viewed in U.S. dollars.

        The Canada discussion to follow includes comparisons to Molson's prior year, historical results.

Net sales and volume

        For the thirteen weeks ended September 25, 2005, net sales in the Canada segment totaled $485.5 million, 14.0% higher than the same period in 2004 on a comparable basis. For the thirty-nine weeks ended September 25, 2005, net sales in the Canada Segment were $1.2 billion, 6.9% higher than the comparable period in the prior year. Net sales revenue per barrel in Canada grew 1.0% in local currency for the thirteen weeks ended September 25, 2005, with a small amount of positive pricing partially offset by negative sales mix toward value brands.

        Canada segment net sales volume for the thirteen weeks ended September 25, 2005, increased 4.0% to 2.4 million on a comparable basis from a year ago. The increase is due to strong industry volume trends, higher Canada Day (July 1st) sales activity resulting from aggressive promotional activity and a prior year decrease in trade inventory levels. For the thirty-nine weeks ended September 25, 2005, comparable sales volume in Canada Segment declined 1.5% driven by volume declines in the first quarter of 2005 and a prior year increase in trade inventories.

Cost of goods sold and gross profit

        Cost of goods sold increased 11.1% to $233.3 million for the thirteen weeks ended September 25, 2005 from $209.9 million in same period for 2004. For the same period, in local currency, cost of goods per barrel in Canada decreased 1.5% primarily due to cost savings and synergies realized from the Merger.

        Year-to-date in 2005, comparable cost of goods sold increased 7.5% to $613.5 million from $570.6 million in 2004. In local currency, cost of goods sold per barrel was flat to prior year as synergy and other cost savings were offset by unfavorable mix impacts. Due to increasing volume trends in third quarter, previous fixed cost de-leveraging resulting from lower shipment and sales volumes improved.

Marketing, general and administrative expenses

        For the thirteen weeks ended September 25, 2005 the Canada segment is increasing marketing and sales spending at a high-single-digit growth rate. For the same period, general and administrative costs have increased due to higher depreciation and employee benefit costs, partially offset by merger-related cost synergies.

THE BRAZIL SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended(2)			Thirty-nine Weeks Ended(2)
	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
	(In thousands, except percentages)
Barrels of beer sold	1,594	—	—	3,615	—	—

Net sales	$69,764	$—	—	$149,924	$—	—
Cost of goods sold	(52,923)	—	—	(108,025)	—	—

Gross profit	16,841	—	—	41,899	—	—
Marketing, general and administrative expenses	(34,081)	—	—	(70,024)	—	—
Special item(1)	—	—	—	(46,710)	—	—

Operating income	(17,240)	—	—	(74,835)	—	—
Interest expense(3)	(7,263)			(18,254)
Other income (expense), net	492	—	—	175	—	—

Loss before income taxes and minority interest	$(24,011)	$—	—	$(92,914)	$—	—

(1)
Represents an increase in deferred tax liabilities.

(2)
The amounts shown above for the thirty-nine weeks ended for the Brazil segment represent the consolidated results for Brazil for the period beginning with the date of the Merger, February 9, 2005, through August 31, 2005. The amounts shown above for the thirteen-weeks ended September 25, 2005 represent Brazil's results from June 1, 2005 through August 31, 2005. This is done as the Brazilian results are reported one month in arrears.

(3)
Interest costs are associated primarily with tax claims by various Brazilian federal and state governments.

        The Brazil discussion to follow includes comparisons to Kaiser's prior year, comparable results. U.S. dollar amounts are impacted by a 19% appreciation in the Brazilian real against the U.S. dollar in 2005.

Net Sales and Volume

        Net sales in the quarter increased 27% on a comparable basis, driven by favorable beer pricing and the appreciation of the Real against the U.S. dollar. Sales volume declined 7.6% on a comparable basis to the prior year, although the primary brand declined at less than half this rate compared to the prior year.

Cost of Goods Sold and Operating Loss

        The third quarter 2005 Brazil segment operating loss is lower by approximately 26% compared to the prior year third quarter. Cost of goods sold contributed to this improvement due to lower U.S. dollar-denominated input costs, partially offset by volume-related fixed-cost de-leveraging.

Marketing, General and Administrative Expenses

        Marketing, General and Administrative Expenses declined on a comparable basis and in local currency by 13% due to lower sales center and overhead costs.

CORPORATE

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
	(In thousands, except percentages)
Net sales(2)	$2,660	$—	—	$2,660	$—	—
Cost of goods sold(2)	(281)	—	—	(281)	—	—

Gross profit	2,379	—	—	2,379	—	—
Marketing, general and administrative expenses	(23,932)	(10,700)	123.7%	(51,505)	(28,375)	81.5%
Special items(1)	4,183	—	N/M	(59,635)	—	N/M

Operating loss	(17,370)	(10,700)	62.3%	(108,761)	(28,375)	283.3%
Interest expense, net	(36,119)	(16,025)	125.4%	(93,959)	(52,659)	78.4%
Other income (expense), net	3,706	625	493.0%	7,570	316	N/M

Loss before income taxes	$(49,783)	$(26,100)	90.7%	$(195,150)	$(80,718)	141.8%

(1)
Special items consist of change in control expenses incurred as a consequence of the Merger. See further discussion in the Executive Summary above.

(2)
The amounts shown are reflective of revenues and costs associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

Marketing, general and administrative expenses

        The increase in general and administrative costs from the prior year is due to several factors, including the addition of corporate administrative costs incurred in Canada that were previously in Molson's corporate costs, increased information technology systems implementation costs, and higher legal fees.

Interest expense

        Interest expense is higher this year due to the addition of Merger-related debt. See discussion of our debt in Note 10 on page 27.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of September 25, 2005, we had working capital of ($71.2) million compared to working capital of ($2.7) million at September 26, 2004. We had total cash of $101.5 million at September 25, 2005, compared to $123.0 million at December 26, 2004. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors."

Operating activities

        Net cash provided by operating activities of $208.6 million for the thirty-nine weeks ended September 25, 2005, decreased $95.7 million from the comparable period last year. We experienced negative operating cash flow of $95.3 million in the first quarter, $30.1 million in the second quarter and positive operating cash flows of $334.0 million in the third quarter. Significant operating cash outflows during the thirty-nine weeks ended September 25, 2005 included payments of previously deferred Canadian income taxes of $138 million as a result of the Merger and pension funding of $159 million (which was in excess of pension expense by $117 million). Third quarter operating cash flows were positive due primarily to seasonality in the United States, United Kingdom and Canada.

Investing activities

        During the thirty-nine weeks ended September 25, 2005, net cash used in investing activities was $176.3 million compared to $15.6 million net cash used in the same period last year. Additions to properties were higher by $106.6 million due primarily to the inclusion of Molson's Canadian operation in 2005 and spending in the U.S. for the build-out of the Shenandoah facility to a full brewing operation. Additions to properties and intangibles were $237.6 million for the thirty-nine week period ending September 25, 2005. We also spent $16.6 million, net of cash acquired, to acquire Creemore Springs, a small brewing operation in Canada.

Financing activities

        Our financing activities are significantly affected by our debt position. See Note 10 on page 27 for a summary of our debt position at September 25, 2005 and December 26, 2004, including the impact of the refinancing of our bridge loan with the issuance of new bonds in September 2005. Net cash used in financing activities was $47.7 million for the thirty-nine weeks ended September 25, 2005, compared to $217.0 million net cash used for the same period last year. During the nine months ended in September 2005, we borrowed $7.2 million under various debt facilities (which is net of a $106.4 million premium paid to holders of Molson bonds in a redemption following the Merger) as opposed to the same period of 2004, when we repaid $240.9 million of debt. Additionally, dividend payments were higher in 2005 versus 2004 by $59.6 million.

OFF BALANCE SHEET ARRANGEMENTS

Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN46R) expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch) and BRI (effective with the Merger).

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended September 25, 2005			Thirteen Weeks Ended September 26, 2004
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$27,648	$24,935	$3,548	$35,579	$26,886	$3,672
RMBC(1)	$51,516	$22,652	$4,665	$44,541	$18,147	$3,823
RMMC(1)	$84,345	$58,376	$3,879	$77,245	$54,164	$1,940
BRI(2)	$338,234	$62,550	$—	$—	$—	$—
	Thirty-nine Weeks Ended September 25, 2005			Thirty-nine Weeks Ended September 26, 2004
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
Grolsch(1)	$27,648	$53,238	$7,667	$35,579	$67,994	$9,351
RMBC(1)	$51,516	$68,158	$12,409	$44,541	$62,737	$14,561
RMMC(1)	$84,345	$166,726	$8,656	$77,245	$156,649	$3,919
BRI(2)	$338,234	$118,646	$—	$—	$—	$—

(1)
Substantially all revenues are intercompany sales and, as such, are eliminated in consolidation.

(2)
BRI results from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of the joint venture shareholders' products to the consumer. Total BRI beer sales approximate Cdn. $2.3 billion annually, of which MCBC recognizes approximately 52% as net sales in the statement of operations.

Guarantees under Arrangements with the Montreal Canadiens

        Molson sold the majority of its ownership in the Montreal Canadiens professional hockey club (the "Club") to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the team, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Canadiens and the purchaser are not able to meet their obligations, or in the event of a default, Molson shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn. $92 million at September 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn. $2.4 million, and are based on prevailing interest rates and changes in the consumer price index. See Note 2 to the consolidated financial statements. We have made a preliminary estimate of the fair value of the guarantees to lenders, as well as of a guarantee related to the land lease associated with the transaction. See Note 2 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of September 25, 2005:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Total debt, including current maturities(1)	$2,663,951	$73,665	$248,896	$215,811	$2,125,579
Interest payments(2)	1,020,100	125,420	264,110	239,210	391,360
Derivative payments(2)	1,850,170	73,740	170,640	168,120	1,437,670
Retirement plan expenditures(3)	377,707	225,964	68,429	25,363	57,951
Operating leases	288,040	54,833	93,981	50,422	88,804
Capital leases(4)	4,798	3,453	943	402	—
Other long-term obligations(5)	4,393,290	1,204,410	1,507,049	1,009,245	672,586

Total obligations	$10,598,056	$1,761,485	$2,354,048	$1,708,573	$4,773,950

(1)
Refer to debt schedule in Note 10 on page 27 for long-term debt discussion.

(2)
The "interest payments" line includes interest on our notes, commercial paper and other borrowings outstanding at September 25, 2005, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, and the £530 million ($971 million at September 25, 2005 exchange rates) payment due the cross currency swap counterparty in 2012. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,612 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows (in millions):

Total	Less than 1 year	1-3 years	4-5 years	After 5 years
$1,259	132	280	252	595
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

(5)
Approximately $2.3 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $0.9 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$42,482	$31,110	$11,372	$—	$—

CONTINGENCIES

        Kaiser is a party to a number of claims from the Brazilian tax authorities involving federal excise (IPI), social contribution (PIS and COFINS) and value-added state (ICMS) taxes, as well as other civil claims related to employee terminations and commercial matters. Accruals for contingent liabilities in Brazil at September 25, 2005, including interest, totaled $258 million (based on the foreign exchange ratio on September 25, 2005). In addition to the amounts we have recorded, there are $330 million of tax claims where a loss is presently considered either remote or less than probable.

CRITICAL ACCOUNTING POLICIES

Canadian Pension Plans

        Molson and BRI have various pension plans for their employees that we are accounting for in accordance with SFAS 87, after the Merger. Opening balance sheet obligations totaled approximately Cdn. $324.5 million (US $260.0 million), which represented the under accrued position of the plans on February 9, 2005. We estimate total expense in 2005 will be Cdn. $18.8 million (US $15.0 million).

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

Income Tax Assumptions

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain and for which adequate reserves have been taken. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

        We have historically provided U.S. deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During the third quarter of 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all past and future foreign subsidiary earnings as permanently reinvested. Under the accounting guidance of APB 23 "Accounting for Income Taxes—Special Areas," and SFAS 109, "Accounting for Income Taxes," we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability related to our UK subsidiary. Our third quarter effective tax rate was 6.4%, down from 30% a year ago. The adjusted estimated annual effective tax rate is applied to the year-to-date pre-tax operating results, exclusive of the results in the foreign jurisdiction, and then adjusted by discrete items to compute income tax expense for the quarter. We anticipate that our full year 2005 effective tax rate will be in the range of 25% to 30% due in large part to having elected to permanently invest the undistributed earnings of our foreign subsidiaries and losses in a foreign jurisdiction for which no tax benefit can be recognized for the full year.

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

Recent Accounting Pronouncements

SFAS 123R, "Share-Based Payment" (Revised 2004)

        Statement of Financial Accounting Standard No. 123 (SFAS No. 123R) was revised in December 2004. We adopted the disclosure provisions of SFAS 123 when it became effective in 1996 but we continue to account for stock options under APB No. 25. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, SFAS No. 123 requires us to present pro forma share-based compensation expense determined under the fair value approach for our stock option program in the notes to our financial statements. We expect to choose the modified prospective method of adoption of SFAS No. 123R, therefore, beginning in the first quarter of 2006, we will be required to record stock option related costs in our income statement. While under current guidance we have used the Black-Scholes method to calculate pro forma compensation expense, the new guidance will also allow other methods, such as the binomial method. We are evaluating the alternative methods to value stock options and do not know the impact of changing our current method.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for MCBC in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We are currently evaluating the impact that SFAS No. 151 will have on our financial results when implemented.

SFAS No. 154 "Accounting for Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3"

        SFAS No. 154 was issued in June 2005 and requires retrospective application of voluntary changes in accounting principles, unless impracticable. SFAS No. 154 supersedes the guidance in APB Opinion No. 20 and SFAS No. 3; but does not change any transition provisions of existing pronouncements. Generally, elective accounting changes will no longer result in a cumulative effect of a change in accounting in the income statement, because the effects of any elective changes will be reflected as prior period adjustments to all periods presented. SFAS No. 154 will be effective beginning with our 2006 fiscal year and could affect any accounting changes that we elect to make thereafter.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        FIN No. 47 was issued in March 2005 and clarifies the accounting treatment required when accounting for an asset retirement obligation under SFAS No. 143 that is conditional in nature. FIN 47 will be effective for us as of the end of fiscal 2005 and will be retroactive to the beginning of 2005. Management is currently reviewing the impact of FIN 47. Any income statement charge that may result from the adoption of FIN 47 would be reported as a cumulative effect of a change in accounting principle during the fourth quarter of 2005.

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

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in "Risk Factors" and elsewhere in this report could cause our actual results to differ from future results expressed or implied by any forward-looking statements.

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

  •
  We are subject to fluctuations in foreign exchange rates, most significantly the British pound, the Brazilian real and the Canadian dollar.

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

  •
  Industry trends in many global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canada markets, which could result in loss of volume or operating margins.

  •
  If the contract we have with our current information technology service provider fails, we could experience significant disruption in our business.

  •
  We are and will continue to be subject to various contingent tax, environmental, litigation and other liabilities and cannot predict with certainty that our reserves for those liabilities will be sufficient. If actual costs for these contingent liabilities are higher than expected, we could be required to accrue for additional costs.

  •
  With respect to claims from Brazilian tax authorities, uncertainties in the Brazilian political situation, and the fiscal needs of the federal and provincial governments of Brazil, create inherent uncertainties with respect to the disposition of Kaiser's tax liabilities.

  •
  Litigation directed at us and at the alcohol beverage industry in general may adversely affect our sales volumes, our business and our financial results.

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

  •
  Due to a high concentration of unionized workers in the United Kingdom and Canada, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.

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

  •
  Pursuant to certain guarantees given to the lenders in support of the entity that owns the majority of the entertainment business and the Montreal Canadiens professional hockey club (purchased from Molson in 2001), Molson shall exercise control over the entity that owns the hockey club at predetermined conditions, subject to NHL approval, if the entity does not meet its obligations under various agreements.

        The foregoing list of important factors is not all-inclusive. While we have estimated and accrued for costs expected to be incurred in connection with our contingent liabilities, if actual costs are higher than expected, we could be required to accrue for additional costs and make additional cash payments.

OUTLOOK FOR 2005

U.S.

        Coors Light is the key to our success in the US business, and our top-line programs revolve around this brand. We have renewed our National Football League sponsorship contract effective in 2006, and related advertising under the current contract will give us positive marketing momentum this fall. In general, our sales initiatives are focused on chain accounts and the on-premise channel. The beer price environment became more competitive this summer than at any time in the past several years. Some indicators in recent weeks have pointed toward a more favorable pricing environment, but these trends are difficult to predict. Finally, regardless of the competitive dynamics, current trends for fuel, energy and packaging material rates are indicating a difficult fourth quarter for costs.

        Plans for shifting production from Memphis to other brewing and packaging facilities and the sequence of the shutdown are currently being finalized. However, the Company expects a phase-out of operations to begin by the end of 2005 and be completed by no later than the first quarter of 2007. To effect this change, the Company expects to invest $70 million to $80 million in capital expenditures in its North American brewery network, along with restructuring and other costs related to the closure of the Memphis facility.

        In conjunction with the plans to close this facility, the Company currently expects to incur approximately $40 million to $50 million in cash expenses over the next eighteen months, consisting of severance and other employee-related costs of approximately $10 million, as well as an estimated $25 million as a withdrawal fee to the hourly employees' multi-employer pension plan, and equipment relocation and other facility transition costs of $5 million to $15 million. The Company also expects to incur non-cash asset impairment related expenses of $75 million to $80 million through accelerated depreciation and one-time asset abandonment.

Europe

        The U.K. beer industry continues to present a very challenging pricing environment, as indicated in our third quarter results. Although volumes improved in the quarter, price discounting continues to be very competitive leading up to the key year-end holidays, and we cannot predict when the situation will improve. Our Europe financial results continue to suffer from the ongoing challenges of declining factored brand and flavored alcohol beverage sales and higher inflationary cost pressures, particularly in distribution, along with the sales mix shift toward lower-margin channels.

        In the fourth quarter, we expect continued positive market share trends in our on-premise business, driven by Carling's significant distribution gains this year. Meanwhile, off-premise volume is likely to be challenged by increased competitive pricing activity.

        Other expense, net, is expected to increase in 2005 due to vacant leasehold properties and the continued pressures of Tradeteam operating performance.

        Additionally, in the fourth quarter, we will be cycling a $7.5 million pretax special credit in the prior year related to the 2004 sale of our Cape Hill brewery property.

        Finally, we are continuing to implement cost reduction initiatives in the U.K., especially related to restructuring overhead areas, on trade sales and reducing supply chain costs. These initiatives are designed to drive future profit growth, but will likely incur some further restructuring costs of approximately $4 million in the final quarter of 2005.

Canada

        We continue to focus on our top-line strategies in Canada, such as greater investment behind stronger, fully integrated marketing and sales promotion efforts for our two largest brands and more modest pricing.

        Third quarter share trends indicate strong progress on Coors Light, while we continue to experience challenges on Molson Canadian. Our goal remains to reinvigorate our premium brand franchises. We anticipate marketing, general and administrative spending to increase in local currency significantly in 2005 as a result of this reinvestment.

        The volume comparison in the fourth quarter is anticipated to be less challenging as we will be lapping the beginning of a substantial ramp-up of value-brand activity last year and lower prior year performance for Molson. The value segment is expected to continue to grow on a year-over-year basis.

        Finally, Molson Canada continues to be focused on realizing the committed synergy savings as a result of the Merger, as well as on previously initiated cost reduction programs put in place prior to the Merger.

Brazil

        The Company is considering alternative strategies for its investment in its Brazilian subsidiary Cervejarias Kaiser. As the Company indicated in May 2005, it wants to remain in the Brazilian market, but only if it can do so on a winning basis. It has recently held preliminary discussions with a limited number of prospective investors concerning the acquisition from the Company of a portion of its interest in Kaiser. The Company has requested indications of interest by mid-November 2005 as to whether either potential investor intends to pursue substantive discussions with the Company and, if so, on what terms.

        There is no assurance that the Company will be able sell any of its interest in Kaiser, or what the terms of such a transaction might be. The Company does not intend to announce additional information concerning a transaction until it has reached a definitive agreement concerning its interest in Kaiser or has terminated current negotiations.

Corporate

        We estimate that corporate interest expense in the fourth quarter will be about $36 to $38 million, which excludes the UK trade loan interest and the Brazil interest expense on its tax contingencies. We expect to spend approximately $350 million on capital projects in 2005 and expect to achieve free cash flow for debt repayment in the range of $200 million for the year.

Income Taxes

        We anticipate that our full year 2005 effective tax rate will be in the range of 25% to 30%. Our tax rate is volatile and may move up or down with changes in, among other items, the amount and source of income or loss, our ability to utilize foreign tax credits, and the results of our purchase accounting. We are also still evaluating certain aspects of our purchase accounting for the Merger, as discussed in Note 2 on page 9, which could impact our effective tax rate in the fourth quarter of this year.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are Canadian dollar (CAD), British pound sterling (GBP), and Japanese yen (YEN).

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At September 25, 2005, no collateral was posted by our counterparties or us.

        Prior to issuing the bonds on September 22, 2005 (See Note 10 on page 27), we entered into bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with US private placement we entered into a cross currency swap transaction for the entire US$300 million issue amount and for the same maturity. In this transaction we exchanged our US$300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at the rate of 4.85% on the US $300 million amount. There was an exchange of principle at the inception of this transaction and there will be a subsequent exchange of principle at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principle on the US dollar securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be booked through the Statement of Operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be booked to other comprehensive income.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques: sensitivity analysis and Value-at-Risk. Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission (SEC), are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

        We use Value-at-Risk to monitor the foreign exchange and interest rate risk of our cross-currency swaps. The Value-at-Risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of this foreign exchange rate and interest rate-sensitive financial instruments. The type of Value-at-Risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The Value-at-Risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value at risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the Value-at-Risk calculation, some of which these instruments are intended to hedge.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $14.2 million and $10.7 million at September 25, 2005, and December 26, 2004, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross-currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
September 25, 2005
Foreign currency management
Forwards	$93,643	$(4,898)	10/05-11/06
Cross currency swaps	1,284,022	(199,174)	10/05-5/12
Commodity pricing management
Swaps	50,900	5,205	10/05-2/08
Interest rate pricing management
Interest rate swaps	543,022	18,533	12/05-5/12

Total		$(180,334)

December 26, 2004
Foreign currency management
Forwards	$57,538	$(1,603)	01/05-11/06
Cross currency swap	773,800	(237,046)	05/12
Commodity pricing management
Swaps	67,134	16,877	02/05-02/06
Interest rate pricing management
Interest rate swap	201,200	9,490	05/12

Total		$(212,282)

        Maturities of derivative financial instruments held on September 25, 2005, are as follows (in thousands):

2005	2006	2007 and thereafter	Total
$(8,482)	$208	$(172,060)	$(180,334)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
	September 25, 2005	December 26, 2004
	(In millions)
Estimated Fair Value Volatility
Foreign currency risk:
Forwards, swaps	$(4.5)	$(6.6)
Interest rate risk:
Debt, swaps	$(33.1)	$(30.7)
Commodity price risk:
Swaps	$(13.0)	$(8.4)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Global Chief Executive Officer and Global Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 25, 2005, and based on this evaluation, we believe that the changes to internal controls that we have put in place during the third quarter of 2005 (see subheading "Accounting for Income Taxes" below for a discussion of the remediation activities) have remediated the material weakness with respect to accounting for income taxes disclosed in our first and second quarter 10-Q's. However, as we have not yet completed our testing of many of these changed processes and controls, the Global Chief Executive Officer and the Global Chief Financial Officer were unable to conclude that our disclosure controls and procedures were effective as of September 25, 2005. We have performed additional procedures in completing these financial statements as of and for the period ending September 25, 2005 to ensure that the disclosures included in the financial statements as of and for the quarter ended September 25, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

Accounting for Income Taxes

        In the course of its review of income taxes during the second quarter of 2005, management determined that the Company understated its income tax benefit in the first quarter of 2005 by a net $12.4 million. As a result of the circumstances involved, we have concluded that there was a material weakness in internal control over financial reporting at the end of the first quarter.

        In reaching this conclusion, management noted that during the first quarter, tax staff was directed toward developing and implementing the tax structure for the Merger with Molson. This resulted in insufficient review of tax provision calculations. Together with inadequate systems to determine the provision for income taxes, the income tax benefit for the quarter was materially understated. In addition to amending our Form 10-Q for the first quarter of 2005 to correct the initial recording of a US deferred tax asset as part of the purchase accounting for our UK acquisition, we have corrected these errors.

        We are taking the following steps to remediate this material weakness:

  •
  We have hired additional experienced tax staff including a new vice president of tax and two additional senior level tax managers;

  •
  We have implemented additional procedures to ensure adequate levels of review in this area; and

  •
  We are implementing new software that will automate and improve controls in this activity.

        We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for our business.

Changes in internal control over financial reporting

        The Merger occurred after the fiscal year 2004 and therefore our Molson Canada and Kaiser Brazil business units will complete requirements under Internal Control over Financial Reporting Section 404 of the Sarbanes-Oxley Act of 2002 as of fiscal year end 2006. This effort is in progress, and we are not aware of any material weaknesses in internal control over financial reporting associated with the Molson Canada and Kaiser Brazil business units.

        The Company has been evaluating changes to its financial accounting and reporting systems in efforts to improve its consolidation processes, increase efficiency and enable additional functionality. In the third quarter of 2005, the Company implemented significant changes in these systems, specifically a new global chart of accounts, new reporting databases, and a new consolidation accounting system. These changes primarily impact the US segment and corporate accounting and consolidation processes. The impact of these changes on the Company's internal control, is undergoing rigorous review and testing.

        With the exception of the item discussed above, there were no other changes in internal controls in the third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The certifications attached and Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Canada, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Company intends to vigorously defend the lawsuits.

        In August 2005, another purported class action, predicated upon factual allegations similar to those raised in the securities class actions filed earlier this year in the United States and Canada, was filed against the Company and certain of its directors and officers in the United States District Court for the District of Delaware. This action is filed purportedly on behalf of participants in Molson Coors Brewing Company 401(k) Savings Plan (Plan), and alleges that the defendants violated their fiduciary duties under the Employee Retirement Income Security Act of 1974 with respect to prudence and investment of Plan assets by failing to disclose complete and accurate information to Plan participants regarding investment in Company common stock and by failing to monitor the Plan's investments which resulted in losses by Plan participants who held Company stock. The Company intends to vigorously defend this lawsuit.

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

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company is cooperating with this inquiry.

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the February merger between Adolph Coors Company and Molson Inc., exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the merger (which were disclosed in the Company's Current Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the merger in February 2005, after the release of the year-end results for Adolph Coors Company and Molson Inc. and after the Company lifted the trading restrictions imposed before the merger. The Board of Directors has full confidence in senior management, including the chief executive officer and chief financial officer.

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

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL for this issue with an arbitration board. During the second quarter of 2005, the board ruled against CBL. CBL has appealed the arbitration award and is confident that it will be reversed. We have estimated the cost of the award, if affirmed, to be $1 million, and accrued that amount as of September 25, 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

  (a)
  Exhibits

Exhibit Number	Document Description
4.1	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees (Incorporated by reference to Exhibit 4.1 to Form S-4, filed October 19, 2005).
4.2
First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee (Incorporated by reference to Exhibit 4.2 to Form S-4, filed October 19, 2005).
4.3
Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee (Incorporated by reference to Exhibit 4.3 to Form S-4, filed October 19, 2005).
4.4	U.S. $300,000,000 in aggregate principal amount of 4.85% Notes due 2010 (Incorporated by reference to Exhibit 4.4 to Form S-4, filed October 19, 2005).
4.5	Cdn. $900,000,000 in aggregate principal amount of 5.00% Notes due 2015.

4.6
Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement (Incorporated by reference to Exhibit 4.5 to Form S-4, filed October 19, 2005).
4.7
Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement.
10.1
U.S. Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named therein.
10.2
Canadian Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers.
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

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) November 4, 2005