Form 10-K
period 2005-12-25
MOLSON COORS BREWING CO
filed 2006-03-10
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 25, 2005
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

Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer ☒, an accelerated filer ☐, or a non-accelerated filer ☐ (check one). See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the registrant's publicly-traded stock held by non-affiliates of the registrant at the close of business on June 26, 2005, was $4,075,391,702 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 26, 2005 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2006:
Class A Common Stock—1,364,867 shares
Class B Common Stock—62,412,173 shares

Exchangeable shares:

As of February 28, 2006, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—1,839,140
Class B Exchangeable Shares—20,051,909

In addition, the registrant has outstanding one share of special Class A voting stock, through which the holders of Class A Exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and class B common stock are entitled to vote. The trustee holder of the special class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2006 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1. Business

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the Merger). In connection with the Merger, Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC) (formerly Adolph Coors Company), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (US); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); Molson Inc. (Molson), operating in Canada; Cervejarias Kaiser S.A. (Kaiser), operated in Brazil and presented as a discontinued operation in this report; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in US Dollars (US $).

(a)   General Development of Business

        Molson was founded in 1786 and Coors was founded in 1873. Since each company was founded, they have been committed to producing the highest-quality beers. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Until Coors' acquisition of CBL in February 2002, and Molson Inc.'s acquisition of Kaiser in March 2002, we operated and sold our beverages predominately in North America and in a few international markets. As a result of the Merger, we became the fifth-largest brewer by volume in the world.

The Merger

        The Merger was effected by the exchange of Coors stock for Molson stock in a transaction that was valued at approximately $3.6 billion. Coors is considered the acquirer for accounting purposes, although the transaction was viewed as a merger of equals by the two companies. The transaction is discussed in Note 2 to the accompanying Consolidated Financial Statements in Item 8 on page 76.

Sale of Kaiser—Event Subsequent to Balance Sheet Date

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA Cerveza S.A. de C.V. (FEMSA). Kaiser is the third largest brewer in Brazil. Kaiser's key brands include Kaiser Pilsen®, and Bavaria®. We have retained a 15% ownership interest in the operations, which will be reflected as a cost method investment for accounting purposes. Our financial statements accompanying this report present Kaiser as a discontinued operation.

Joint Ventures and Other Arrangements

        To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into joint venture arrangements with third parties over the past decade to leverage their strengths in areas like can and bottle manufacturing, transportation, distribution, packaging, engineering, energy production and information technology. Additionally, before the Merger, Coors and Molson participated in joint ventures to market Coors products in Canada (Molson Coors Canada), and Molson Inc. products in the United States (Molson USA).

(b)   Financial Information About Segments

        Our reporting segments have been realigned as a result of the Merger. We have three operating segments: United States, Canada and Europe. Prior to being segregated and reported as a discontinued

operation, and subsequent to the Merger in 2005, Brazil was a segment. A separate operating team manages each segment, and each segment consists of manufacturing, marketing and sale of beer and other beverage products.

        See Note 6 in Item 8, Financial Statements and Supplementary Data on page 84, for financial information relating to our segments and operations, including geographic information.

(c)   Narrative Description of Business

        Some of the following statements may describe our expectations regarding future products and business plans, financial results, performance and events. Actual results may differ materially from any such forward-looking statements. Please see Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 on page 14, for some of the factors that may negatively impact our performance. The following statements are made, expressly subject to those and other risk factors.

Our Products

        Brands sold primarily in the United States include: Coors Light®, Coors®, Coors® Non-Alcoholic, Extra Gold®, Zima XXX®, Aspen Edge™, George Killian's® Irish Red™ Lager, Keystone®, Keystone Light®, Keystone Ice®, and Blue Moon™ Belgian White Ale. We also sell the Molson family of brands in the United States.

        Brands sold primarily in Canada include Molson Canadian®, Coors Light, Molson Dry®, Molson Export®, Creemore Springs®, Rickard's Red Ale®, Carling® and Pilsner®. We also brew or distribute under license the following brands: Amstel Light® under license from Amstel Brouwerij B.V., Heineken® and Murphy's® under license from Heineken Brouwerijen B.V., Asahi® and Asahi Select® under license from Asahi Beer USA Inc., and Asahi Breweries, Ltd., Corona® under license from Cerveceria Modelo S.A. De C.V. and Canacermex, Inc., Miller Lite®, Miller Genuine Draft®, Milwaukee's Best® and Milwaukee's Best Dry® under license from Miller Brewing Company, and Foster's® and Foster's Special Bitter® under license from Carlton & United Beverages Limited.

        Brands sold primarily in the United Kingdom include: Carling®, Coors Fine Light Beer®, Worthington's®, Caffrey's®, Reef®, Screamers™ and Stones®. We also sell Grolsch® in the United Kingdom through a joint venture. We also sell factored brands in our UK segment.

        We sold approximately 56% of our 2005 reported volume in the United States segment, 18% in the Canada segment and 26% in the Europe segment. In 2005, our largest brands accounted for the following percentage of total consolidated volume: Coors Light accounted for approximately 39% of reported volume, Carling for approximately 17%, and Molson Canadian for approximately 4%.

        Our sales volume from continuing operations totaled 40.4 million barrels in 2005 and 32.7 million barrels in both 2004 and 2003. Brazil volume was 5.5 million barrels in 2005. The barrel sales figures for periods prior to our Merger on February 9, 2005, do not include barrel sales of our products sold in Canada or the United States through the Molson Coors Canada or Molson USA joint ventures. An additional 1.6 and 1.5 million barrels of beer were sold by Molson Coors Canada in 2004 and 2003, respectively. Our Molson USA venture sold 0.8 and 0.9 million barrels in 2004 and 2003, respectively. Our reported sales volumes also do not include the CBL factored brands business.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2005, 2004 or 2003.

United States Segment

        The United States (US) segment produces, markets, and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation

(RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures consolidated beginning in 2004 under FIN 46R. The US segment also includes a small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Mexico and the Caribbean, as well as sales of Molson products in the United States.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of over 500 independent distributors purchases our products and distributes them to retail accounts. We also own three distributorships which collectively handled less than 3% of our total US segments volume in 2005. In Puerto Rico, we market and sell Coors Light through an independent distributor. We have a team of employees managing the marketing and promotional efforts in this market, where Coors Light is the leading brand. We also sell our products in a number of other Caribbean markets. During the second quarter of 2004, Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V., a subsidiary of FEMSA Cerveza, became the sole and exclusive importer, marketer, seller and distributor of Coors Light in Mexico.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

        We use the highest-quality water, barley and hops to brew our products. We have acquired water rights to provide for long-term strategic growth and to sustain brewing operations in case of a prolonged drought in Colorado. We buy barley under long-term contracts from a network of independent farmers located in five regions in the United States.

Brewing and Packaging Facilities

        We have three domestic production facilities and one small brewery, which we plan to sell, located in Mexico. We own and operate the world's largest single-site brewery located in Golden, Colorado. In addition, we have a packaging and brewing facility in Memphis, Tennessee, and a packaging facility located in the Shenandoah Valley in Virginia. We brew Coors Light, Coors, Extra Gold, Killian's and the Keystone brands in Golden, and package in Golden approximately 66% of the beer brewed in Golden. The remainder is shipped in bulk from the Golden brewery to either our Memphis or Shenandoah facility for packaging. We are in the process of adding brewing capability to our Virginia facility which we expect to have operational by 2007 and are in the process of closing our Memphis facility which we expect to complete by the end of 2006.

Packaging Materials

Aluminum Cans

        Approximately 61% of our domestic products were packaged in aluminum cans in 2005. We purchased a substantial portion of those cans from RMMC, our joint venture with Ball Corporation (Ball). In addition to our supply agreement with RMMC, we also have commercial supply agreements with Ball and other third-party can manufacturers to purchase cans and ends in excess of what is supplied through RMMC.

Glass Bottles

        We used glass bottles for approximately 28% of our products in 2005. RMBC, our joint venture with Owens-Brockway Glass Container, Inc. (Owens), produces glass bottles at our glass manufacturing facility. On July 29, 2003, we extended our joint venture with Owens for 12 years, as well as a supply agreement with Owens for the glass bottles we require in excess of joint venture production.

Other Packaging

        Most of the remaining 11% of volume we sold in 2005 was packaged in quarter and half-barrel stainless steel kegs.

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

2005 US Beer Industry Overview

        The beer industry in the United States is competitive and concentrated, with three major brewers controlling about 78% of the market. Growing or even maintaining market share has required increasing investments in marketing and sales. US beer industry shipments had an annual growth rate during the past 10 years of less than 1%. Pricing in the US beer industry became increasingly competitive in 2005. While front line price increases were similar to recent history, discounting activity increased approximately 30% in 2005, compared to 2004.

        The beer market in Puerto Rico had extraordinary growth in the '70s and '80s. Since then, the market has experienced periodic growth and decline cycles. This market has traditionally been split among local brewers, US imports, and other imports. Coors Light is the market leader in Puerto Rico with approximately half the market.

Our Competitive Position

        Our malt beverages compete with numerous above-premium, premium, low-calorie, low-carbohydrate, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. We compete most directly with Anheuser-Busch and SABMiller (SAB), the dominant beer companies in the United States. According to Beer Marketer's Insights estimates, we are the nation's third-largest brewer, selling approximately 11% of the total 2005 US brewing industry shipments (including exports and US shipments of imports). This compares to Anheuser-Busch's 49% share and SAB's 18% share.

        Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories.

Canada Segment

        Molson is Canada's largest brewer by volume and North America's oldest beer company. Molson brews, markets, sells and nationally distributes a wide variety of beer brands. Molson's portfolio consists of strength or leadership in all major product and price segments. Molson's strong market share and visability are consistent across retail and on-premise channels. Priority focus and investment is leveraged behind key owned brands (Coors Light, Molson Canadian, Molson Export and Rickard's) and key strategic distribution partnerships (including Heineken, Corona and Miller).

        Before the Merger, the Canada segment consisted of Coors' 50.1% interest in the Molson Coors Canada joint venture through which Coors Light was sold in Canada. The joint venture contracted with Molson for the brewing, distribution and sale of our products. Molson Coors Canada managed all marketing activities for our products in Canada. In connection with the Merger, Molson Coors Canada was dissolved into the Canadian business. Coors Light currently has a 10% market share, and is the largest-selling light beer and the second-best selling beer brand overall in Canada. Molson Canadian currently has a 9% market share and is the third-largest selling beer in Canada.

        Following the Merger, our Canada segment consists primarily of Molson's beer business including the production and sale of the Molson brands, principally in Canada, our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R), and Brewers Distribution Limited (BDL); and the Coors Light business in Canada.

Sales and Distribution

Canada

        In Canada, provincial governments have historically had a high degree of involvement in the regulation of the beer industry, particularly the regulation of the pricing, mark-up, container management, sale, distribution and advertising of beer.

        Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards.

Ontario

        Consumers in Ontario can purchase beer only at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, approved agents of the Liquor Control Board of Ontario or at any bar, restaurant or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on premise consumption. All brewers pay a service fee, based on their sales volume, through BRI. Molson, together with certain other brewers, participates in the ownership of BRI in proportion to its provincial market share relative to other brewers. Ontario brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Québec

        In Québec, beer is distributed directly by each brewer or through independent agents. Molson is the agent for the licensed brands it distributes. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for home consumption are made through grocery and convenience stores as well as government operated stores.

British Columbia

        In British Columbia, the government's Liquor Distribution Branch currently controls the regulatory elements of distribution of all alcohol products in the province. Brewers Distributors, Ltd. (BDL), which Molson co-owns with a competitor, manages the distribution of Molson's products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed wine or beer retail store or at any licensed establishment for on-premise consumption. Liquor-primary licensed establishments for on-premise consumption may also be licensed for off-premise consumption. The British Columbia government announced in 2002 that the Liquor Distribution Branch would shift its role from managing distribution and retail operation to regulating these areas. A further announcement postponed this initiative indefinitely.

Alberta

        In Alberta, the distribution of beer is managed by independent private warehousing and shipping companies or by a government sponsored system in the case of US sourced products. All sales of liquor in Alberta are made through retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees, such as bars, hotels and restaurants. BDL manages the distribution of Molson's products in Alberta.

Other Provinces

        Molson's products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of Molson's products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and retail Molson's products. Yukon, Northwest Territories and Nunavat manage distribution and retail through government liquor commissioners.

Manufacturing, Production and Packaging

Brewing Raw Materials

        Molson's goal is to procure quality materials and services at the lowest prices available. Molson works with the supplier community to select global suppliers for materials and services which best meet this goal. Molson also uses low risk hedging instruments to protect from pricing volatility in the commodities market.

        Molson single sources cans, glass bottles, crowns and labels. Availability of these products has not been an issue and Molson does not expect any difficulties in accessing any of these products. However, the risk of glass bottle supply disruptions has increased with the reduction of local supply alternatives due to the consolidation of the glass bottle industry in North America.

Brewing and Packaging Facilities

        Molson has six breweries, strategically located throughout Canada, which brew, bottle, package, market and distribute all owned and licensed brands sold in and exported from Canada: St. John's (Newfoundland), Montréal (Québec), Toronto (Ontario), Edmonton (Alberta), and Vancouver (British Columbia), and Creemore (Ontario).

        Molson plans to complete the construction of a Cdn $35 million brewery in Moncton, New Brunswick by January 2007. The new brewery will feature bottling and keg lines and have the flexibility for the future installation of a canning line. Brewing capacity will be more than 6 million 12-packs annually or 250,000 hectoliters.

Packaging Materials

        The distribution systems in each province generally provide the collection network for returnable bottles and cans. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents approximately 69% of domestic sales in Canada, with cans accounting for 19% and draught for 12%.

Seasonality of Business

        Total industry volume in Canada is sensitive to factors such as weather, changes in demographics and consumer preferences. Consumption of beer in Canada is also seasonal with approximately 40% of industry sales volume occurring during the four months from May through August.

Competitive Conditions

2005 Canada Beer Industry Overview

        In the Canadian beer market, volumes have been gradually migrating from premium brands to super premium brands and value brands since 2001. After significant growth in 2004, the value segment in Canada began to stabilize in 2005. The national price gap between premium brands and value brands narrowed as value prices stabilized in all markets and increased in key markets. Brands in the premium segment held regular selling prices but used targeted feature price activity to generate growth.

        The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as Molson's main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities.

        There are three major beer segments based on price: super premium, which includes imports and represents 16% of total sales of the industry and 13% of total sales of Molson; premium, which includes the majority of domestic brands and the light sub-segment and represents 60% of total sales of the industry and 65% of total sales of Molson; and the discount segment which represents 22% of total sales of the industry and 21% of total sales of Molson.

        During 2005, estimated industry sales volume in Canada, including sales of imported beers, increased by approximately 2%.

Our Competitive Position

        The Canada brewing industry is comprised principally of two major brewers, Molson and Labatt, whose combined market share is approximately 83% of beer sold in Canada.

        The Ontario and Québec markets account for approximately 63% of the total beer market in Canada. The top ten brands in Canada account for approximately 56% of the packaged market in Canada in fiscal 2005.

Europe Segment

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R beginning in 2004), factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with Exel Logistics for the distribution of products throughout Great Britain (Tradeteam). Our Europe segment also includes a small volume of sales in Asia, Russia and other export markets.

Sales and Distribution

        CBL has headquarters in Burton-on-Trent, England, and is the United Kingdom's second-largest beer company with unit volume sales of approximately 10.3 million US barrels in 2005. CBL has an approximate 21% share of the UK beer market, Western Europe's second-largest market. Sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing approximately 75% of CBL's total beer volume.

United Kingdom

        Over the past three decades, volumes have shifted from the on-premise channel, where products are consumed in pubs and restaurants, to the off-premise channel, also referred to as the "take-home" market. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the United Kingdom is sold directly to retailers.

        Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of certain raw materials, such as malt, to the CBL breweries.

Asia

        We continue to develop markets in Japan and China, which are managed by the Europe segment's management team. The Japanese business is currently focused on the Zima and Coors brands.We also sell Coors Light and Coors in China. We have closed our operations in Taiwan.

On-premise

        The on-premise channel accounted for approximately 63% of our UK sales volumes in 2005. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer in the United Kingdom. CBL, therefore, owns equipment used to dispense beer from kegs to consumers. This includes beer lines, line cooling equipment, taps and countermounts.

        Similar to other UK brewers, CBL has traditionally used loans to secure supply relationships with customers in the on-premise market. Loans have been granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue as interest income to reflect the economic substance of these loans.

Off-premise

        The off-premise channel accounted for approximately 37% of our UK sales volume in 2005. The off-premise market includes sales to supermarket chains, convenience stores, liquor store chains, distributors and wholesalers.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use the highest-quality water, barley and hops to brew our products. We assure the highest-quality water by obtaining our water from private water sources which are carefully chosen for their purity and which are regularly tasted and tested both analytically and microbiologically to ensure their ongoing purity and to confirm that all the requirements of the UK private water regulations are met. Public supplies are used as back-ups to the private supplies in some breweries and these are again tasted and tested regularly to ensure their ongoing purity. For agricultural crops such as barley and hops, we place forward contracts to ensure we have availability of the volume and varieties we require.

Brewing and Packaging Facilities

        We operate three breweries in the United Kingdom. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom. The other smaller breweries are located in Tadcaster and Alton.

Packaging Materials

Kegs

        We used kegs and casks for approximately 57% of our UK products in 2005, reflecting a high percentage of product sold on-premise.

Cans

        Approximately 34% of our UK products were packaged in cans in 2005. Virtually all of our cans were purchased through supply contracts with Ball.

Other Packaging

        The remaining 9% of our UK products are packaged in glass bottles purchased through supply contracts with third-party suppliers.

Seasonality of Business

        In the UK, the beer industry is subject to seasonal sales fluctuation primarily influenced by holiday periods, weather and by certain major televised sporting events. There is a peak during the summer and during the Christmas and New Year period. The Christmas/New Year holiday peak is most pronounced in the off-premise channel. Consequently, our largest quarters by volume are the third and fourth quarters, and the smallest are the first and second.

Competitive Conditions

2005 UK Beer Industry Overview

        Beer consumption in the United Kingdom declined by an average of 0.9% per annum between 1980 and 2000. Over the last 5 years, volume has reached a plateau, providing some stability. The longer-term decline has been mainly attributable to the on-premise channel, where volumes are now approximately 44% lower than in 1980. Over the same period, off-premise volume has increased by approximately 210%. This trend is expected to continue and has been influenced by a number of factors, including changes in consumers' lifestyles and an increasing price difference between beer prices in the on- and off-premise channels. Both trends continued in 2005 with off-premise market growth of 0.9% and a decline in the on-premise market of 3.8%.

        There has also been a steady trend away from ales and towards lager, driven predominantly by the leading lager brands. In 1980, lagers accounted for 31% of beer sales, and in 2005 lagers accounted for over 72%, up from 71% in 2004. While lager volume has been growing, ales, including stouts, have declined during this period, and this trend has accelerated in the last few years. The leading beer brands are generally growing at a faster rate than the market. The top 10 brands now represent approximately 65% of the total market, compared to only 34% in 1995.

Our Competitive Position

        Our beers and flavored alcohol beverages compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch and Coors Fine Light Beer positions us well to take advantage of the continuing trend toward lagers.

        Our principal competitors are Scottish & Newcastle UK Ltd., Inbev UK Ltd. and Carlsberg UK Ltd. We are Great Britain's second-largest brewer, with a market share of approximately 21% (excluding factored brands sales), based on AC Nielsen information. This compares to Scottish &

Newcastle UK Ltd.'s share of approximately 24%, Inbev UK Ltd.'s share of approximately 20% and Carlsberg UK Ltd.'s share of approximately 13%. Two of our three core brands—Carling, and Coors Fine Light Beer—increased their product category share in 2005.

Global Intellectual Property

        We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating and certain other technical operations. These patents have expiration dates through 2021. These expirations are not expected to have a significant impact on our business.

Inflation

        General inflation is not normally a factor in any of the segments in which we operate, although we periodically experience inflationary trends in specific areas, such as fuel costs, which were significantly higher in 2005 when compared to prior years.

Regulation

United States

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

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. US federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2005 from a high of $33 per barrel in Hawaii to a low of $0.60 per barrel in Wyoming.

Canada

        In Canada, provincial governments regulate the production, marketing, distribution, sale and pricing of beer and impose commodity taxes and license fees in relation to the production and sale of beer. In 2005, Canada excise taxes totaled $452 million or $61 per barrel sold. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes and in certain instances, custom duties on imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the government of the United States, affect the Canadian beer industry. While the beer industry in many countries, including the United States, is subject to government regulation, Canadian brewers have historically been subject to even greater regulation.

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

        The UK government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2005, we incurred approximately $1.1 billion in excise taxes on gross revenues of approximately $2.6 billion, or approximately $102 per barrel.

Environmental Matters

United States

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). The settlement requires us to pay a portion of future costs in excess of that amount.

        Considering uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies, and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount or timing of any such change, but additional accruals could be required in the future.

        We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

        From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. See Note 19 to our consolidated financial statements in Item 8 on page 118.

Canada

        Our Canadian brewing operations are subject to provincial environmental regulations and local permit requirements. Each of our Canadian breweries, other than the St. John's brewery, either has water pre-treatment capabilities or are permitted to discharge into the public sewer system. We have comprehensive environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.

        MCBC remains responsible for sites relating to discontinued operations of Molson's chemical specialties business sold in 1996, which require environmental remediation programs. These programs are either under way or are planned. Most of these sites relate to properties associated with previously owned business of chemicals and we have established provisions for the costs of these remediation programs. Some of them involve sites in the United States.

Europe

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2005 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2006.

Employees and Employee Relations

United States

        We have approximately 4,200 employees in our US segment. Memphis hourly employees, who constitute approximately 9% of our US work force, are represented by the Teamsters union; and a small number of other employees are represented by other unions. The Memphis union contract was renegotiated in 2005, which included provisions impacted by our plans to close the Memphis facility. We believe that relations with our US employees are good.

Canada

        We have approximately 3,000 full-time employees in our Canada segment. Approximately 67% of this total workforce is represented by trade unions. Workplace change initiatives are continuing and as a result, joint union and management steering committees established in most breweries are focusing on customer service, quality, continuous improvement, employee training and a growing degree of employee involvement in all areas of brewery operations. We believe that relations with our Canada employees are good.

Europe

        We have approximately 3,000 employees in our Europe segment. Approximately 29% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. Separate negotiated agreements are in place with the Transport and General Workers Union at the Tadcaster Brewery and the Burton-on-Trent Brewery. The agreements do not have expiration dates, and negotiations are conducted annually. We believe that relations with our Europe employees are good.

(d)   Financial Information about Foreign and Domestic Operations and Export Sales

        See Item 8, Financial Statements and Supplementary Data, for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

(e)   Available Information

        Our internet website is http://www.molsoncoors.com. Through a direct link to our reports at the SEC's website at http://www.sec.gov, we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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

        Forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as "believes," "expects," "anticipates," "intends," "will," "may," "could," "would," "projects," "continues," "estimates," or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

        The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

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

ITEM 1A. Risk Factors

        The reader should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

Risks specific to the Molson Merger

        We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, technologies, sales and other aspects of the businesses of Molson and Coors. Our success will depend in large part on management's success in integrating the operations, technologies and personnel of Molson and Coors. If we fail to integrate the operations of Molson and Coors or otherwise fail to realize any of the anticipated benefits of the Merger transaction, including the estimated cost savings of approximately $175 million annually by the third year following the Merger, our results of operations could be impaired. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses and liabilities, and diversion of management's attention.

        If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to the Company or favored by other stockholders. Pentland and the Coors Trust, which together control more than two-thirds of the Company's Class A Common and Exchangeable stock, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. However, in the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a transaction that is subject to a stockholder vote, we may be unable to complete the transaction even if our board, management or other stockholders believe the transaction is beneficial for Molson Coors.

Risks specific to our Discontinued Operations

        Indemnities provided to the purchaser of 68% of the Kaiser business in Brazil could result in future cash outflows and income statement charges. On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million cash, including the assumption by FEMSA of Kaiser-related debt and contingencies. The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies. The ultimate resolution of these claims is not under our control, and we cannot predict the outcomes of administrative and judicial proceedings that will occur with regard to these claims. It is possible that we will have to make cash outlays to FEMSA with regard to these indemnities. While the fair values of these indemnity obligations will be recorded on our balance sheet in conjunction with the sale, we could incur future income statement charges as facts further develop resulting in changes to our fair value estimates.

Risks specific to our Company

        Our success as an enterprise depends largely on the success of three primary products; the failure or weakening of one or more could materially adversely affect our financial results. Although we currently have 14 products in our US portfolio, Coors Light represented more than 72% of our US sales volume for 2005. Carling lager is the best-selling brand in the United Kingdom and represented approximately 75% of CBL sales volume in 2005. The combination of the Molson Canadian and Coors Light brands represented approximately 45% of our Canada segment's sales volume for the year ended December 25, 2005. Consequently, any material shift in consumer preferences away from these brands would have a disproportionately large adverse impact on our business.

        We have indebtedness that is substantial in relation to our stockholders' equity, which could hinder our ability to adjust to rapid changes in market conditions or to respond to competitive pressures. As of December 25, 2005, we had $850 million in debt primarily related to our acquisition of CBL, and $1.4 billion of debt primarily related to our Merger with Molson. As a result, we must use a substantial portion of our cash flow from operations to pay principal and interest on our debt. If our financial and operating performance is insufficient to generate sufficient cash flow for all of our activities, our operations could be adversely impacted.

        We rely on a small number of suppliers to obtain the packaging we need to operate our business, of which the loss or inability to obtain materials could negatively affect our ability to produce our products. For our US business, we purchase most of our paperboard and container supplies from a single supplier or a small number of suppliers. This packaging is unique and is not produced by any other supplier. Additionally, we are contractually obligated to purchase substantially all our can and bottle needs in the United States from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). Consolidation of the glass bottle industry in North America has reduced local supply alternatives and increased risks of glass bottle supply disruptions. CBL has only a single source for its can supply (Ball). The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business.

        Our primary production facilities in Europe and the United States are located at single sites, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters. Our primary production facility in the United States is in Golden, Colorado and in Europe, our primary production facility is located in Burton-on-Trent, England. In both countries, our competitors have multiple geographically dispersed breweries and packaging facilities. As a result, we must ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel, as well as the impact of any localized natural disasters should they occur.

        The termination of one or more manufacturer/distribution agreements could have a material adverse effect on our business. We manufacture and/or distribute products of other beverage companies, including those of one or more competitors, through various licensing, distribution or other arrangements in Canada and the United Kingdom. The loss of one or more of these arrangements could have a material adverse effect on the results of one or more reporting segments.

        Because we will continue to face intense global competition, operating results may be negatively impacted. The brewing industry is highly competitive and requires substantial human and capital resources. Competition in our various markets could cause us to reduce prices, increase capital and other expenditures or lose sales volume, any of which could have a material adverse effect on our business and financial results. In addition, in some of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors has. In all of the markets where Molson Coors operates, aggressive marketing strategies by our main competitors could adversely affect our financial results.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition. Our business is highly regulated by federal, state, provincial and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters and other matters. Failure to comply with these laws and regulations could result in the loss, revocation or suspension of our licenses, permits or approvals. In addition, changes in tax, environmental or any other laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

        We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly sales of Coors Light in Canada, and sales of the Carling brand in the United Kingdom. Since our financial statements are presented in US dollars, we must translate our assets, liabilities, income and expenses into US dollars at current exchange rates. Increases and decreases in the value of the US dollar will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed.

        Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results. We will use a large volume of agricultural and other raw materials to produce our products, including malt, hops, water and packaging materials. The supply and price of these raw materials can be affected by a number of factors beyond our control, including frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, theft and market demand. To the extent any of the foregoing factors affect the prices of ingredients or packaging; our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, our results of operations may be adversely impacted.

        We could be adversely affected by overall declines in the beer market. Industry trends in many global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canada markets, which could result in loss of volume or operating margins.

        Because of our reliance on a limited number of technical service suppliers, we could experience significant disruption to our business. We rely exclusively on one information technology services provider for our network, help desk, hardware, and software configuration for our US and UK businesses. Additionally, we rely on a single provider in Canada. If the service providers fail and we are unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems.

        Due to a high concentration of unionized workers in the United Kingdom and Canada, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. Approximately 29% of CBL's total workforce and approximately 67% of Molson's total workforce is represented by trade unions. Although we believe relations with our employees are good, more stringent labor laws in the United Kingdom expose us to a greater risk of loss should we experience labor disruptions in that market.

        Changes to the regulation of the distribution systems for our products could adversely impact our business. The US Supreme Court recently ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of our products. Although it is too early to tell what, if any, changes states may make as a result of this decision, changes to the three-tier distribution system could have a materially adverse impact on our business. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

Risks specific to the US Segment

        Litigation directed at the alcohol beverage industry may adversely affect our sales volumes, our business and our financial results. Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend these lawsuits and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

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

Risks specific to the Canada Segment

        We may be required to provide funding to or exercise control over the entity that owns the entertainment business and the Montréal Canadiens pursuant to the guarantees given to its lenders and the NHL. Pursuant to certain guarantees given to the lenders and the NHL in support of the entity that owns the majority of the entertainment business and the Montréal Canadiens professional hockey club (purchased from Molson in 2001), Molson shall provide funding to the entity to meet its obligations to the lenders and the entity's operating expenses and Molson shall exercise control over the entity that owns the hockey club at predetermined conditions, subject to NHL approval, if the entity does not meet its obligations under various agreements.

        An adverse result in a lawsuit brought by Miller could have an adverse impact on our business. In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement allowing Molson Canada the sole distribution of Miller products in Canada. Miller claims US and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Molson Coors merger. If Miller were to prevail in this action, it could have an adverse impact on our business.

        If we are unsuccessful in renegotiating licensing, distribution and related agreements, our business could suffer adverse effects. We manufacture and/or distribute products of other beverage companies in Canada, including those of one or more competitors, through various licensing, distribution or other arrangements. We are currently in negotiations with two of such companies to enter into new agreements. The loss of one or more of these arrangements could adversely impact our business.

        If regulatory authorities determine that industry understandings regarding the bottle standards are invalid, our business could be adversely impacted. The Canadian Competition Bureau is currently reviewing the validity of industry arrangements regarding industry bottle standards. If the Bureau were to determine that the agreement is anticompetitive, we may be required to use multiple bottle types which could significantly increase our production and other related costs.

Risks specific to the Europe Segment

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve pricing. The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, which could impact CBL's ability to obtain favorable pricing in the on-premise channel (due to spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers are beginning to purchase directly more of the products that, in the past, we have provided as part of our factored business. This consolidation could impact us adversely.

        We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products. We are involved in a joint venture with Exel Logistics called Tradeteam. Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our product and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse impact on our operations.

        We are reliant on a single third party as a supplier for kegs in the United Kingdom. We do not own our kegs in the United Kingdom; rather we source our kegs from a logistics provider who is responsible for their ownership, upkeep, and to maintain an adequate stock. If this third party provider were to have a business failure, we may be required to purchase a stock of kegs, the estimated cost of which would be $61 million.

        Sales volumes in the United Kingdom brewing industry have been moving from on-premise locations to off-premise locations, a trend which unfavorably impacts our profitability. We have noted in recent years that beer volume sales in the UK have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers. A continuation of this trend could adversely impact our profitability.

ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2. Properties

        As of December 25, 2005, our major facilities were:

Facility	Location	Character
United States
Corporate office(6)	Denver, CO	Office space
Brewery/packaging plants	Golden, CO Memphis, TN(1) Tecate, Mexico(2)	Malt beverages/packaged malt beverages
Packaging plant	Elkton, VA (Shenandoah Valley)	Packaged malt beverages
Can and end plant	Golden, CO	Aluminum cans and ends
Bottle plant	Wheat Ridge, CO	Glass bottles
Distributorship locations	Meridian, ID Glenwood Springs, CO Denver, CO	Wholesale beer distribution
Five distribution warehouses	Throughout the United States	Distribution centers
Europe
Brewery/packaging plants	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages/packaged malt beverages
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center
Canada
Corporate office	Montréal, Québec	Office space
Brewery/packaging plants	St Johns, Newfoundland Montréal, Québec Toronto, Ontario Creemore, Ontario Edmonton, Alberta Vancouver, British Columbia	Packaged malt beverages
Retail stores	Ontario Province(4)	Beer retail stores
Distribution warehouses	Montréal, Québec Ontario Province(5)	Distribution centers
Brazil(3)
Brewery/packaging plants	Araraquara, São Paulo Cuiabá, Mato Grosso do Sul Feira de Santana, Bahia Gravataí, Rio Grande do Sul Jacareí, São Paulo Manaus, Amazonas Pacatuba, Ceará Ponta Grossa, Paraná	Malt beverages/packaged malt beverages

(1)
Planned closure in late 2006.

(2)
Held for sale at December 25, 2005.

(3)
Majority interest sold in January 2006.

(4)
Approximately 400 stores owned or leased by our BRI joint venture in various locations in Ontario Province.

(5)
We have six warehouses owned or leased by our BRI joint venture and one warehouse we own in various locations in Ontario Province.

(6)
Leased facility.

        We believe our facilities are well maintained and suitable for their respective operations. In 2005, our operating facilities were not constrained by capacity issues. Our satellite warehouses are owned and operated by third parties. Unless otherwise noted, all other locations are owned by the Company.

ITEM 3. Legal Proceedings

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 US business trends prior to the Merger vote in January 2005. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with US GAAP. The Company will vigorously defend the lawsuits.

        The Company has been contacted by the Central Regional Office of the US Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with this inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. We are cooperating with the inquiry.

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company's Current Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. The Board of Directors has full confidence in senior management, including the chief executive officer and chief financial officer.

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also seeks damages for US and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. During the third quarter of 2005, one of the courts—the District Court for Jefferson County, Colorado—granted the manufacturers' motion, dismissed all claims with prejudice, and granted attorneys' fees to the defendants. In early 2006, two more courts (a federal court in Cleveland, Ohio, and a state court in Madison, Wisconsin) dismissed the suits. Plaintiffs have appealed two of three dismissals; the time to appeal the third has not arrived. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity and Issuer Purchases of Equity Securities

        Prior to the Merger, our Class B non-voting common stock was traded on the New York Stock Exchange since March 11, 1999, under the symbol "RKY" since March 11, 1999 and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB." As a result of the Merger, our Class B non-voting common stock is trading on the New York Stock Exchange and the Toronto Stock Exchange under the symbol "TAP."

        In connection with the Merger and effective February 9, 2005, our common equity is significantly different. We now have Class A and Class B common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively, and on the Toronto Stock Exchange as "TAP.LV.A" and "TAP.NV," respectively. In addition, our indirect subsidiary, Molson Coors Exchangeco, has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.LV.A" and "TPX.NV," respectively. The exchangeable shares are a means to defer tax in Canada. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the same exchange ratios described in the Merger documents, and will receive the same dividends. At the time of exchange, taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee and the holders thereof are able to elect members of the Board of Directors. See Note 2 on page 76 to the accompanying Consolidated Financial Statements for information on the exchange ratios used to effect the Merger. Refer to the definitive proxy statement, dated December 9, 2004, and supplemented on January 19, 2005, for complete descriptions of the Molson Coors capital stock.

        The Merger was effected by the issuance of Coors stock for Molson stock in a transaction that was valued at approximately $3.6 billion. Coors is considered the accounting acquirer, although the transaction is viewed as a merger of equals by the two companies. The transaction is discussed in Note 2 on page 76 to the accompanying Consolidated Financial Statements in Item 8. The approximate number of record security holders by class of stock at February 28, 2006, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	30
Class B common stock, non-voting, $0.01 par value	3,050
Class A Exchangeable Shares	348
Class B Exchangeable Shares	3,492

        The following table sets forth the high and low sales prices per share of our Class A common stock and dividends paid for each fiscal quarter of 2005 and 2004 as reported by the New York Stock Exchange.

	HIGH	LOW	DIVIDENDS(1)
2005
First Quarter	$75.75	$68.50	$0.320
Second Quarter	$80.00	$63.69	$0.320
Third Quarter	$69.00	$62.50	$0.320
Fourth Quarter	$68.75	$63.69	$0.320
2004
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

(1)
As a result of the Merger, we declare quarterly dividends at the rate of $0.32 per share, which reflects Molson's pre-Merger dividend policy.

        The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2005 and 2004 as reported by the New York Stock Exchange.

	HIGH	LOW	DIVIDENDS(1)
2005
First Quarter	$76.30	$67.73	$0.320
Second Quarter	$79.50	$58.09	$0.320
Third Quarter	$67.08	$59.87	$0.320
Fourth Quarter	$67.62	$60.87	$0.320
2004
First Quarter	$68.36	$53.89	$0.205
Second Quarter	$71.12	$63.90	$0.205
Third Quarter	$76.50	$65.74	$0.205
Fourth Quarter	$75.25	$65.28	$0.205

(1)
As a result of the Merger, we declare quarterly dividends at the rate of $0.32 per share, which reflects Molson's pre-Merger dividend policy.

        The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares and dividends paid for each fiscal quarter of 2005 and 2004 as reported by the Toronto Stock Exchange.

	HIGH	LOW	DIVIDENDS(1)
2005
First Quarter	Cdn $92.91	Cdn $83.00	$0.320
Second Quarter	Cdn $97.73	Cdn $72.01	$0.320
Third Quarter	Cdn $80.00	Cdn $70.01	$0.320
Fourth Quarter	Cdn $78.00	Cdn $70.00	$0.320
2004
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

(1)
As a result of the Merger, we declare quarterly dividends at the rate of $0.32 per share, which reflects Molson's pre-Merger dividend policy.

        The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares and dividends paid for each fiscal quarter of 2005 and 2004 as reported by the Toronto Stock Exchange.

	HIGH	LOW	DIVIDENDS(1)
2005
First Quarter	Cdn $91.40	Cdn $83.85	$0.320
Second Quarter	Cdn $97.00	Cdn $72.22	$0.320
Third Quarter	Cdn $79.50	Cdn $73.91	$0.320
Fourth Quarter	Cdn $80.70	Cdn $71.40	$0.320
2004
First Quarter	—	—	—
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—

(1)
As a result of the Merger, we declare quarterly dividends at the rate of $0.32 per share, which reflects Molson's pre-Merger dividend policy.

ITEM 6. Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data, beginning on page 60.

	2005(2)	2004	2003	2002(1)	2001
	(In thousands, except per share data)
Consolidated Statement of Operations:
Gross sales	$7,417,702	$5,819,727	$5,387,220	$4,956,947	$2,842,752
Beer excise taxes	(1,910,796)	(1,513,911)	(1,387,107)	(1,180,625)	(413,290)

Net sales	5,506,906	4,305,816	4,000,113	3,776,322	2,429,462
Cost of goods sold	(3,306,949)	(2,741,694)	(2,586,783)	(2,414,530)	(1,537,623)

Gross profit	2,199,957	1,564,122	1,413,330	1,361,792	891,839
Marketing, general and administrative	(1,632,516)	(1,223,219)	(1,105,959)	(1,057,240)	(717,060)
Special items, net	(145,392)	7,522	—	(6,267)	(23,174)

Operating income	422,049	348,425	307,371	298,285	151,605
Interest (expense) income, net	(113,603)	(53,189)	(61,950)	(49,732)	14,403
Other income (expense), net	(13,245)	12,946	8,397	8,047	32,005

Income before income taxes	295,201	308,182	253,818	256,600	198,013
Income tax expense	(50,264)	(95,228)	(79,161)	(94,947)	(75,049)

Income before minority interest	244,937	212,954	174,657	161,653	122,964
Minority interests(3)	(14,491)	(16,218)	—	—	—

Income from continuing operations	230,446	196,736	174,657	161,653	122,964

Loss from discontinued operations(4)	(91,826)	—	—	—	—

Cumulative effect of change in accounting principle(5)	(3,676)	—	—	—	—

Net income	$134,944	$196,736	$174,657	$161,653	$122,964

Basic income (loss) per share:
From continuing operations	$2.90	$5.29	$4.81	$4.47	$3.33
From discontinued operations	(1.16)	—	—	—	—
From cumulative effect of change in accounting principle	(0.04)	—	—	—	—

Basic net income per common share	$1.70	$5.29	$4.81	$4.47	$3.33

Diluted income (loss) per share:
From continuing operations	$2.88	$5.19	$4.77	$4.42	$3.31
From discontinued operations	(1.15)	—	—	—	—
From cumulative effect of change in accounting principle	(0.04)	—	—	—	—

Diluted net income per common share	$1.69	$5.19	$4.77	$4.42	$3.31

	2005(2)	2004(2)	2003	2002(1)	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,413	$123,013	$19,440	$59,167	$309,705
Working capital (deficit)	$(768,374)	$91,319	$(54,874)	$(93,995)	$88,984
Total assets	$11,799,265	$4,657,524	$4,444,740	$4,297,411	$1,739,692
Current portion of long-term debt and other short-term borrowings	$348,102	$38,528	$91,165	$144,049	$88,038
Long-term debt	$2,136,668	$893,678	$1,159,838	$1,383,392	$20,000
Stockholders' equity	$5,324,717	$1,601,166	$1,267,376	$981,851	$951,312
Consolidated Cash Flow Data:
Cash provided by operations	$422,275	$499,908	$528,828	$244,968	$193,396
Cash (used in) investing activities	$(312,708)	$(67,448)	$(214,614)	$(1,570,761)	$(196,749)
Cash (used in) provided by financing activities	$(188,775)	$(335,664)	$(357,393)	$1,291,668	$(38,844)
Other Information:
Barrels of beer and other beverages sold	40,431	32,703	32,735	31,841	22,713
Dividends per share of common stock	$1.28	$0.820	$0.820	$0.820	$0.800
Depreciation, depletion and amortization	$392,814	$265,921	$236,821	$227,132	$121,091
Capital expenditures and additions to intangible assets	$406,045	$211,530	$240,458	$246,842	$244,548

(1)
Results for the first five weeks of fiscal 2002 and all prior fiscal years exclude CBL.

(2)
Results prior to February 9, 2005 and for all prior years exclude Molson Inc.

(3)
Minority interests represent the minority owners' share of income generated in 2005 by RMBC, RMMC, Grolsch and BRI and 2004 by RMBC, RMMC, and Grolsch joint ventures, which were consolidated for the first time in 2004 under FIN 46R.

(4)
Result of operations in Brazil during 2005, subsequent to the Merger. See related Note 3 on page 80 to the accompanying financial statements.

(5)
Effect of implementing FIN 47 in the fourth quarter of 2005. See related Note 1 on page 70 to the accompanying financial statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our 2005 financial results reflect a significant change in the Company due to the Merger with Molson, Inc., as well as challenging operating environments in all of our major businesses.

        Our net sales of $5.5 billion increased by $1.2 billion, or 28%, while the volume of beer sold by our company increased by 7.7 million barrels, or 24%. The main driver of these increases was the inclusion of the result of Molson's business in Canada, as a result of the Merger which occurred on February 9, 2005. Our operating income increased to $422 million from $348 million as a result of Molson's inclusion in our results. Operating income in 2005 included special items, discussed in more detail below and later in this section, of $145 million of expense, while 2004 operating income included $8 million of special income items. Net income was $135 million ($1.69 per diluted share) in 2005, down from $197 million ($5.19 per diluted share) in 2004. Net income for 2005 included a loss from discontinued operations, represented by our former Brazil segment, of $92 million.

        For comparability purposes, certain discussions in this section, particularly those regarding Canada, and in some instances for consolidated results, will also include pro forma comparisons, as if Molson's results were included in our pre-Merger results from the beginning of 2004. On a pro forma basis, net sales from continuing operations were $5.6 billion for 2005, down 4.4% from 2004. Pro forma net income in 2005 was $93.4 million, or $1.10 per diluted share.

Components of our Income Statement

        Net sales—Our net sales represent almost exclusively the sale of beer and malt beverages, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain "factored brands," as a distributor, to customers in the United Kingdom (Europe segment).

        Cost of goods sold—Our cost of goods sold include costs we incur to make and ship beer. These costs include brewing materials, such as barley, in the United States and United Kingdom where we manufacture our own malt. In Canada, we purchase malt from third parties. Hops and various starches are other key brewing materials purchased by all of our segments. Packaging materials, including costs for glass bottles, aluminum cans, and cardboard and paperboard are also included in our cost of goods sold. Our cost of goods sold also include both direct and indirect labor, freight costs, utilities, maintenance costs, and other manufacturing overheads.

        Marketing, general and administrative—These costs include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs planned and executed on both local and national levels within our operating segments. Also included here are costs to run our sales organizations, including labor and other overheads. Lastly, this classification also includes general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services.

        Special Items—These are unique items which affect our income statement, which are discussed below.

        Other income (expense)—This classification includes primarily gains and losses associated with activities not directly related to brewing and selling beer. For instance, gains or losses on sales of non-operating assets, our share of income or loss associated with our ownership in the Montréal Canadiens hockey club, and certain foreign exchange gains and losses are classified here.

        Interest income (expense), net—Interest costs associated with borrowings to finance our operations are included in the corporate unallocated costs. Interest income in the Europe segment is associated with certain trade loans receivable from customers.

        Discussions of income statement line items such as minority interests, discontinued operations and cumulative effect of a change in accounting principle are discussed in detail elsewhere in MD&A and in the notes to the financial statements.

Discontinued Operations

        The Company's business in Brazil, which was acquired as part of the Merger, is now reported as discontinued operations due to the sale of a controlling interest in the business on January 13, 2006.

During 2005, the Brazil business affected the Company's financial results in the following ways, all of which are not expected to impact the Company's results in reporting periods following the sale:

  •
  The income statement impact included losses that totaled $91.8 million, or $1.15 per diluted share, in 2005. Since the Company's effective tax rate did not benefit from these Brazil losses, these represent after-tax impacts on the Company's financial results.

  •
  As a result of the sale, the Company's balance sheet will improve in two principal ways:

  •
  The Company's total debt position improves by approximately $128 million in 2006 versus 2005 following the Brazil sale with the inflow of $68 million of sale proceeds and the elimination of approximately $63 million of Brazil financial debt.

  •
  Contingent liabilities of approximately $260 million, related primarily to tax claims, are removed from the Company's balance sheet. MCBC does have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable un-accrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement underlying the sale of our majority interest in Kaiser. Such indemnities are more fully described in Note 19 on page 118. While the Company believes that all significant contingencies have been disclosed as part of the sale process and adequately reserved for on the Kaiser financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional liabilities for Molson Coors because of transaction-related indemnity provisions.

        The Brazil business reduced the Company's free cash flow by $22 million during 2005 due primarily to operating losses and interest expense.

Special Items

        The Company reported special items totaling $145.4 million during 2005. These special charges were primarily related to accelerated initiatives to improve the Company's future performance and were as follows:

        The US segment recorded special charges of $68.1 million during 2005, primarily related to closing the Memphis brewery, including accelerated asset depreciation and estimated costs associated with settling pension obligations for Memphis brewery workers.

        The Canada segment recorded special charges of $5.2 million during 2005, related primarily to restructuring of the sales and marketing organizations.

        The Europe segment recorded net special charges of $13.8 million during 2005, primarily attributable to restructuring expenses for cost-reduction initiatives, as well as costs related to the closure of the Company's sales operation in Russia and Taiwan, netted against a net gain on disposals of assets during the year. We estimate annual savings from the Europe initiatives to approximate $20 million allocated 75% to selling, general and administrative and 25% to cost of goods sold beginning 2007.

        Special charges allocated to Corporate in 2005 were $58.3 million, substantially all of which ($55.9 million) were associated with severance and other costs related to change in control and other agreements with departing officers following the Merger. These costs are discussed in more detail in Note 8 to our consolidated financial statements included in Item 8 on page 93.

Merger Synergies Update

        During 2005, the Company captured $59 million in Merger-related cost synergies, surpassing the Company's 2005 goal of $50 million. The Company's Merger-related synergies goals are an incremental $50 million in 2006 and total annual synergies of $175 million, which are expected by the third year following the completion of the Merger. As a result of work performed by our synergy and operating teams during the first year of the Merger, we now anticipate capturing $75 million in additional cost-reduction opportunities by the end of 2008, above and beyond the original $175 million year-three synergies target.

Cumulative Effect of Change in Accounting Principle

        Molson Coors has adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47) under which companies must recognize potential long-term liabilities related to the eventual retirement of assets. As a result of adopting FIN 47, the Company recorded a cumulative non-cash expense of $3.7 million, after tax, in the 2005 fourth quarter, reported as Cumulative Effect of Change in Accounting in the Company's income statement.

        As reported in the Company's 2005 fourth quarter and full year results, this expense represents accumulated remediation and restoration costs expected to be incurred up to 30 years in the future for anticipated asset retirements. Following this catch-up expense in the 2005 fourth quarter, the Company does not expect FIN 47-related expense to have a significant impact on its annual operating results.

Results of Operations

United States Segment

        The United States (US) segment produces, markets, and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures consolidated beginning in 2004 under FIN 46R. The US segment also includes a small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Mexico and the Caribbean and sales of Molson products in the United States.

	Fiscal Year Ended
	December 25, 2005	Percent Change	December 26, 2004	Percent Change	December 28, 2003
	(In thousands, except percentages)
Volume in barrels	22,645	2.6%	22,068	(0.8)%	22,257

Net sales	$2,474,956	4.0%	$2,380,193	2.2%	$2,328,004
Cost of goods sold	(1,525,060)	4.3%	(1,462,373)	0.2%	(1,459,961)

Gross profit	949,896	3.5%	917,820	5.7%	868,043
Marketing, general and administrative expenses	(739,315)	0.5%	(735,529)	5.8%	(695,195)
Special items, net	(68,081)	—	—	—	—

Operating income	142,500	(21.8)%	182,291	5.5%	172,848
Other (expense), income, net(1)	(457)	(102.3)%	19,924	216.3%	6,299

Segment earnings before income taxes(2)	$142,043	(29.8)%	$202,215	12.9%	$179,147

(1)
Consists primarily of gains from sales of non-operating assets, water rights, a royalty settlement and equity share of Molson USA losses in 2004 and 2003.

(2)
Earnings before income taxes in 2005 and 2004 includes $12,679 and $13,015, respectively, of the minority owners' share of income attributable to the RMBC and RMMC joint ventures.

Net sales

        Full year US sales increased in 2005 versus 2004, driven by volume increases in the Coors Light, Keystone Light, and Blue Moon brands, and the addition of Molson brands sold in the United States included in US results following the Merger. Coors Light's performance improved because of better sales execution, an ad campaign (the "Silver Bullet Train"), and increased promotional activities. In addition, Coors Light benefited from the strength of the premium light beer category which increased in 2005. Offsetting these were volume declines related to Coors Original, Aspen Edge and Zima.

        Net sales per barrel increased 1.3% from 2004 to 2005. We saw favorable front-line pricing in 2005, partially offset by significant price promotions and coupons and reflective of the competitive landscape. These factors combined allowed for approximately one-half of the increase in revenue per barrel. Collection of fuel surcharges from customers was the next largest factor contributing to the increase in net sales per barrel. However, our efforts to recover the higher costs of fuel from customers do not completely mitigate our exposure in this area, as discussed below under cost of goods sold.

        US net sales improved by 2.2% in 2004 versus 2003, although sales volumes were lower year over year. Net sales per barrel improved by 3.1% in 2004 versus 2003, benefiting from a favorable industry pricing environment and lower price promotion levels in 2004. US sales in 2004 benefited from the introduction of Aspen Edge early in the year, and strong growth from the Blue Moon and Zima XXX brands later in the year. Collection of fuel price surcharges from customers added $4.6 million.

Cost of goods sold

        Cost of goods sold per barrel increased by 1.6% from $66.27 per barrel in 2004 to $67.35 per barrel in 2005. The increase in cost of goods sold per barrel was driven by high inflation in freight, diesel fuel, packaging materials, and energy costs. Inflation alone would have accounted for an increase of approximately 4% in cost of goods per barrel. However, these unfavorable factors were offset partially by favorable cost trends from supply chain cost management, labor productivity and synergies from the Merger.

        Cost of goods sold increased $2.4 million or 0.2% in 2004 versus 2003. On a per barrel basis, the increase was approximately 1.0%. The increase was the net effect of inflation (primarily higher fuel and packaging costs) ($15.1 million); as well as increased labor-related expenses ($12.1 million) and a mix shift to higher-cost brands and packages, such as Aspen Edge in 2004 ($10.9 million); offset by the cycling of extra expense related to our supply chain system implementation costs in 2003 ($6.5 million); and the implementation of FIN 46R which had the effect of reducing our cost of sales by re-allocating certain joint venture expenses in our income statement out of cost of sales ($13.0 million).

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased by $3.8 million, or 0.5% in 2005 versus 2004. Increased spending on sales capabilities were offset by lower general and administrative overhead costs.

        Marketing, general and administrative expenses increased $43.0 million in 2004, compared to 2003, or 6.0%. This represents an additional $2.18 per barrel increase. The increase is due to higher investments in sales and marketing efforts ($29.6 million), in addition to modestly higher labor-related costs ($5.1 million).

Special items

        Special items in the US segment in 2005 were associated primarily with the planned closure of the Memphis brewery, targeted for late 2006. We recorded $33.3 million in accelerated depreciation on brewery assets, reflecting their revised useful lives, $3.2 million in direct impairments of assets, $1.7 million for accruals of severance and associated benefits, and $25.0 million representing an estimate of costs to settle multi-employer pension plan obligations associated with Memphis workers. We recorded an additional $4.9 million of restructuring charges associated with brewery operations in Golden.

Other income, net

        Other income was lower in 2005 versus 2004, primarily due to two large factors that occurred in 2004 but did not occur in 2005. First, we recorded $11.7 million of gains on the sale of certain owned, non-operating real estate, and second, we recorded royalties of $8.3 million from the receipt of cash in 2004 associated with a settlement from the purchaser of a coal mine previously owned by Coors.

        Other income increased in 2004 versus 2003 for primarily the same reasons listed in the previous paragraph.

Canada Segment

        Before the Merger, the Canada segment consisted of Coors Brewing Company's 50.1% interest in the Coors Canada partnership through which the Coors Light business in Canada was conducted. Molson was the other owner of the partnership. The partnership contracted with Molson for the brewing, distribution and the sale of Coors Light in Canada. Coors Canada managed all marketing activities for our products in Canada. In connection with the Merger, Coors Canada and sale of Coors Light in Canada was dissolved into the Canada segment. Coors Light is currently Molson Canada's largest selling beer, the largest-selling light beer and the second-best selling packaged beer brand overall in Canada.

        Following the Merger, our Canada segment consists primarily of Molson's beer business including the production and sale of the Molson brands, principally in Canada, our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R), and Brewers Distribution Limited (BDL).

        The following represents the Canada segment's historical results:

	Fiscal Year Ended
	December 25, 2005(3)	Percent Change	December 26, 2004	Percent Change	December 28, 2003
	(In thousands, except percentages)
Volume in barrels	7,457	—	—	—	—

Net sales(1)	$1,527,306	N/M	$60,693	27.7%	$47,527
Cost of goods sold	(790,859)	—	—	—	—

Gross profit	736,447	N/M	60,693	27.7%	47,527
Marketing, general and administrative expenses	(377,545)	N/M	969	N/M	114
Special item	(5,161)	—	—	—	—

Operating income	353,741	473.7%	61,662	29.4%	47,641
Other (expense) income, net	(2,183)	—	—	—	—

Segment earnings before income taxes(2)	$351,558	470.1%	$61,662	29.4%	$47,641

N/M = Not Meaningful

(1)
Net sales in 2004 and 2003 represent royalties to the Company from the Coors Canada partnership. Income from the Coors Canada partnership was higher in 2004 versus 2003 primarily as a result of improved product pricing for Coors Light ($9 million). A stronger Canadian dollar ($3 million) and higher beer volume ($1 million) also contributed to improved Canada results.

(2)
Earnings before income taxes in 2005 include $5,093 of the minority owner's share of income attributable to the Brewer's Retail Inc. joint venture.

(3)
Molson's results are included in the Canada segment results, beginning at the date of the Merger, February 9, 2005.

        The following represents the Canada segment's pro forma results, as if the Merger had occurred on December 29, 2003, the first day of Coors' 2004 fiscal year:

	Fiscal Year Ended
	December 25, 2005	Percent Change	December 26, 2004
	(In thousands, except percentages)
Volume in barrels	$8,153	(1.1)%	$8,241

Net sales(1)	1,627,721	6.5%	1,528,279
Cost of goods sold	(818,297)	5.9%	(772,510)

Gross profit	809,424	7.1%	755,769
Marketing, general and administrative expenses	(425,468)	24.2%	(342,635)
Special item	(5,161)	(74.7)%	(20,404)

Operating income	378,795	(3.5)%	392,730
Other (expense) income, net	(1,490)	(47.5)%	(2,837)

Segment earnings before income taxes(2)	$377,305	(3.2)%	$389,893

N/M = Not meaningful

Foreign currency impact on results

        Our Canada segment (as stated in US dollars) benefited from a 6.9% year-over-year increase in the value of the Canadian dollar against the US dollar in 2005. The following summarizes the impact on the Canada segment's pro forma income statement.

Increase due to currency effect
2005
(In thousands)
Net sales	$112,869
Cost of goods sold	(55,923)

Gross profit	56,946
Marketing, general and administrative expenses	(30,143)
Special items	(433)

Operating income	26,370
Other income (expense), net	(159)

Income before income taxes and minority interests	$26,211

Net sales

        For the year ended December 25, 2005, pro forma net sales in the Canada Segment were $1.6 billion, 6.5% higher than the comparable period in the prior year. Net sales revenue per barrel in Canada grew slightly in local currency for the year ended December 25, 2005, driven by modest general price increases offset by unfavorable product mix. Net unfavorable sales mix was driven by value segment growth, primarily in Ontario and Alberta, which was partially offset by improved import sales at higher than average sale prices.

        Canada segment net sales volume for the year ended December 25, 2005, decreased 1.1% to 8.2 million barrels (9.6 million hectoliters) on a comparable pro forma basis from a year ago. The decrease was driven by volume declines in the first quarter, partially offset by strong industry volume trends and improved sales activity and market performance over the balance of 2005.

Cost of goods sold and gross profit

        On a pro forma basis, cost of goods sold increased 5.9% to $818.3 million for the year ended December 25, 2005 from $772.5 million in the same period for 2004. For the same period, in local currency, cost of goods sold per barrel in Canada decreased as synergy and other cost savings were offset by unfavorable product mix.

Marketing, general and administrative expenses

        On a pro forma basis, marketing, general and administrative expenses increased 24.2% to $425.5 million for the year ended December 25, 2005 from $342.6 million in the same period for 2004.

        Canada increased marketing and sales spending at a high-single-digit growth rate. In local currency general and administrative costs increased due to higher depreciation, increased employee costs and non-recurring items partially offset by Merger-related synergies.

Special Items

        Special charges of $5.2 million were attributed primarily to restructuring the sales and marketing organizations in Canada. These efforts will further integrate the marketing and selling organizations into one team, improving our brand communications and customer focus. Special charges in 2004 of $20.4 million were Merger related, and therefore did not recur in 2005.

Other (expense) income, net

        Other expense represents the equity earnings in the Montréal Canadiens Hockey Club.

Europe Segment

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R beginning in 2004), factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with Exel Logistics for the distribution of products throughout Great Britain (Tradeteam). Our Europe segment also includes a small volume of sales in Asia, Russia and other export markets.

	Fiscal Year Ended
	December 25, 2005	Percent Change	December 26, 2004	Percent Change	December 28, 2003
	(In thousands, except percentages)
Volume in barrels	10,329	(2.9)%	10,635	1.5%	10,478

Net sales	$1,501,299	(19.5)%	$1,864,930	14.8%	$1,624,582
Cost of goods sold	(989,740)	(22.6)%	(1,279,321)	13.5%	(1,126,822)

Gross profit	511,559	(12.6)%	585,609	17.6%	497,760
Marketing, general and administrative expenses	(429,973)	(3.8)%	(447,163)	16.4%	(384,094)
Special items	(13,841)	(284.0)%	7,522	—	—

Operating income	67,745	(53.6)%	145,968	28.4%	113,666
Interest income	12,978	(19.0)%	16,024	(6.6)%	17,156
Other (expense) income, net	(14,174)	150.6%	(5,655)	(243.5)%	3,940

Segment earnings before income taxes(1)	$66,549	(57.4)%	$156,337	16.0%	$134,762

(1)
Earnings before income taxes in 2005 and 2004 includes $5,798 ($4,191, net of tax) and $6,854 ($4,798, net of tax) of the minority owner's share of income attributable to the Grolsch joint venture.

Foreign currency impact on results

        Our Europe segment was adversely affected by a 0.5% year-over-year decrease in the value of the British Pound Sterling (GBP or £) against the US dollar in 2005. Conversely, the Europe segment benefited from a 12.0% year-over-year increase in the value of the GBP against the US dollar in 2004. The following summarizes the impact on the Europe segment's income statement.

	Increase Due to Currency Effects(1)
	2005	2004
	(In thousands)
Net sales	$(15,049)	$193,473
Cost of goods sold	9,892	(129,611)

Gross profit	(5,157)	63,862
Marketing, general & administrative and special item	2,936	(47,311)

Operating income	(2,221)	16,551
Interest income	(289)	1,291
Other income (expense), net	322	(1,502)

Income before income taxes and minority interests	$(2,188)	$16,340

(1)
For 2005, assuming the same rates as 2004; for 2004, assuming the same rates as 2003.

Net sales

        Net sales for the Europe segment decreased 19.5% in 2005, while volume decreased 2.9% from the previous year. Currency exchange rates accounted for approximately 5% of the decrease in net sales. The volume decline was driven by the Grolsch brand, flavored alcohol beverages (FABs) and ales. This decline was partially offset by growth of the Carling brand. CBL's overall volume decline for the year was slightly worse than the overall market decline.

        Beer volume in our on-premise business, which represents approximately two-thirds of our Europe volume and an even greater portion of margin, declined by 2% compared to 2004. This compared to an overall on-premise market decline for beer as a category of 3.8% in the year, yielding a small market share gain for us. Our off-premise volume for 2005 decreased approximately 2% over 2004, driven by decline in Grolsch volume. We experienced a small off-premise market share decline.

        In addition to the volume movements documented above, we experienced unfavorable pricing in both the on-premise and the off-premise channels, and a decrease in the sales value of factored brands. These reductions were compounded by unfavorable channel and brand mix.

        A change in our trading arrangements with one major factored brand customer has required us to move from gross reporting of sales and cost of goods sold to a net presentation for that customer, which caused a year-over-year reduction in both net sales and cost of goods sold of $243.4 million, but with no net impact on gross profit.

        Owned-brand net sales per barrel decreased approximately 2% for the year.

        Net sales for the Europe segment increased 14.8% in 2004 from 2003, while volume increased 1.5% from the previous year. The volume growth was driven by the Carling and Grolsch brands. Volume growth for the year was restricted by the cooler and wetter summer weather in the United Kingdom compared to a record breaking summer in 2003 and the comparison to a period of high off-premise discounting in the first half of 2003.

        Our on-premise business saw volume decline by 0.5% in 2004 compared to 2003. This compared to an overall on-premise market decline of 2% in the year, yielding a market share gain of approximately 1%. Our off-premise volume for 2004 increased approximately 6% over 2003, led by Carling and Grolsch. Our off-premise market share growth for the year was approximately 0.6 percentage points.

        In addition to the volume movements documented above, we had positive pricing in 2004 in both the on-premise and the off-premise channels, and an increase in the sales value of factored brands. These gains were partially offset by negative channel and brand mix. Owned brand net sales per barrel increased approximately 3% in 2004.

Cost of goods sold

        Cost of goods sold decreased 22.6% in 2005 versus 2004. The decrease in local currency cost of goods sold was driven by the gross to net reporting of sales and cost of goods sold for the one major on-premise customer discussed above that reduced factored cost of goods sold by $243.4 million (but with no impact on gross profit), combined with a mix shift away from glass packaged products which have higher packaging costs. These reductions were partially offset by the de-leveraging of fixed costs, higher distribution costs due to the implementation of the European Working Time Directive, which has restricted the number of hours that drivers are allowed to work, and increased energy costs.

        Cost of goods sold increased 13.5% in 2004 versus 2003, with approximately 12.0% of the increase being due to the effect of GBP currency exchange rates.

        The increase in local currency cost of goods sold in 2004 was driven by increased volume and higher labor costs, together with a mix shift to the off-premise where products have higher packaging costs, and an increase in the value of factored brand purchases where the cost is included in our cost of goods sold.

        These increases were offset by the benefit of a reduction in contract packaging costs from 2003, where we contracted with regional brewers to package some of our off-premise volume while we were commissioning the new and upgraded packaging lines in our Burton brewery.

        On a per-barrel basis, cost of goods sold increased 11.9%; excluding the impact of GBP currency exchange rates cost of goods sold per barrel was broadly flat compared to 2003.

Marketing, general and administrative expenses

        Europe marketing, general and administrative expenses decreased 3.8% during 2005 versus 2004, and 1.0% on a per-barrel basis. This decrease is primarily the result of lower overhead, sales and marketing and payroll related spending.

        Europe marketing, general and administrative expenses increased 16.4% during 2004 versus 2003; and 14.7% on a per-barrel basis. GBP foreign exchange accounted for the great majority of this increase.

Special Items

        2005 special items of $13.8 million largely relate to employee restructuring activities associated with operations and supply chain restructuring efforts ($14.3 million) and asset impairments ($3.6 million), partly offset by profits on the sale of surplus real estate ($6.6 million). Also included in 2005 are exit costs associated with the closure of our Russia and Taiwan offices. Special income in 2004 represents the profit on sale of real estate.

Other (expense) income, net

        The adverse movement in other (expense) income, net in 2005 and 2004 continues to be the result of declining Tradeteam operating performance, and increased non-operating leasehold expenses.

Interest income

        Interest income is earned on trade loans to UK on-premise customers. Interest income decreased 19.0% and 6.6% in 2005 and 2004, respectively, as a result of lower loan balances versus the prior years.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Fiscal Year Ended
	December 25, 2005	Percent Change	December 26, 2004	Percent Change	December 28, 2003
	(In thousands, except percentages)
Net sales(1)	$3,345	—	$—	—	$—
Cost of goods sold(1)	(1,290)	—	—	—	—

Gross profit	2,055	—	—	—	—
Marketing, general and administrative expenses	(85,683)	106.5%	(41,496)	54.9%	(26,784)
Special items(2)	(58,309)	—	—	—	—

Operating loss	(141,937)	242.0%	(41,496)	54.9%	(26,784)
Interest expense, net	(126,581)	82.9%	(69,213)	(12.5)%	(79,106)
Other (expense) income, net	3,569	(369.8)%	(1,323)	(28.2)%	(1,842)

Loss before income taxes(3)	$(264,949)	136.5%	$(112,032)	4.0%	$(107,732)

(1)
The amounts shown are reflective of revenues and costs associated with the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

(2)
Special items consist of change in control expenses incurred as a consequence of the Merger. See further discussion in the Executive Summary above.

(3)
Loss before income taxes in 2005 and 2004 includes $7,472 and $1,595 of the minority owner's share of interest expense attributable to debt obligations of the RMMC joint venture.

Marketing, general and administrative expenses

        General and administrative (G&A) expenses were higher in 2005 versus 2004, primarily due to establishing the new global organization and headquarters, significant legal fees for defense costs associated with shareholder lawsuits and regulatory inquiries, information technology projects, and a reallocation of certain G&A costs from segments to Corporate.

        General and administrative expenses were higher in 2004, versus 2003, primarily due to increased incentive compensation and other labor-related costs.

Interest expense, net

        Net interest expense nearly doubled in 2005, compared to 2004 due to the addition of Merger-related debt including debt assumed on Molson's opening balance sheet which approximated $1.5 billion. Subsequent to the Merger, we established a $1.0 billion bridge facility which was used to refinance pre-Merger Molson debt. We also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings. We had $163 million outstanding under the credit facility at December 25, 2005. Subsequent to establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated. The bridge loan facility was refinanced with proceeds from approximately $1.1 billion of senior notes, which were issued on September 22, 2005 (see related Note 13) on page 102.

        Net interest expense decreased in 2004, compared to 2003 due to our paydown of debt and from swapping some of our debt from fixed to more favorable floating rates. Full-year 2004 debt repayments of $382 million were about 40% above 2003. Our cash flow and debt paydown benefited from asset monetizations and capital spending discipline in 2004.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of December 25, 2005, including cash and short-term borrowings, we had negative working capital of $768 million compared to positive working capital of $91 million at December 26, 2004. The largest contribution to the decrease in working capital is a $310 million increase in current portions of long-term debt and short term-borrowings. The increase attributable to current portions of long-term debt reflects the Company's intentions in 2006 with regard to debt paydown under our commercial paper and credit facilities. Cash balances were lower at the end of 2005 than 2004 by $84 million, which also contributed to our decrease in working capital. Cash balances were higher at the end of 2004, partially because of the unavailability of debt eligible for pay down in an economical manner at that time. Working capital associated with discontinued operations in Brazil amounted to a negative $107 million as of the end of 2005, an amount which did not exist at the end of 2004. Deferred tax assets and liabilities, net, related to working capital items contributed negatively to working capital by $84 million year-over-year. Most other working capital items increased expectedly with the addition of Molson to the balance sheet in 2005 versus 2004. However, it is notable that accounts receivable did not increase, due largely to the impact of the UK business at CBL. CBL maintains a comparatively larger receivables balance than other segments as a percentage of sales, and in 2005 their receivables balance dropped in US $ due to a weaker pound versus the dollar at the end of 2005 versus 2004, and their receivables were significantly lower in local currency because of lower sales.

        At December 25, 2005, cash and cash equivalents totaled $39 million, compared to $123 million at December 26, 2004. Total outstanding debt, including current portions of long-term debt and short-term borrowings, was $2,485 million at December 25, 2005, and $932 million at December 26, 2004. The increase is due to debt assumed in the Merger, offset by debt pay downs during 2005.

        We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, any shift away from light beers and any of the other factors we describe in the section titled "Risk Factors" on page 15.

Operating Activities

        Our net cash provided by operating activities was $422 million, a decrease of $78 million from 2004. The addition of Molson's Canadian beer business made a significant positive contribution to our operating cash flow. However, there were several items that offset this increase. First, in early 2005 we made a $138 million Canadian tax payment, previously deferred by Molson. Our total tax expense for the year was only $50 million, and there were additional tax payments to other governmental authorities in addition to the $138 million. Second, we funded $202 million into our defined benefit pension plans in the United States, Canada and the United Kingdom, compared with book expense associated with these plans of $65 million. Operating cash flow in 2005 also diminished because of worse operating results in the Europe segment, and severance and change in control payments to officers who departed the Company following the Merger.

        Net cash provided by operating activities in 2004 decreased by $29 million, compared to 2003. The decrease was primarily due to an increase in cash taxes in 2004 versus 2003 when favorable finalization of tax audits resulted in refunds, offset by the reporting of additional cash flows as a result of consolidating certain joint ventures in 2004. Also, improved sales at the end of 2004, compared to 2003 resulted in higher receivable and inventory balances, which served to lower cash flows from operations in 2004.

Investing Activities

        Net cash used in investing activities in 2005 was $313 million, compared to $67 million in 2004. Capital expenditures were higher by $195 million in 2005 due to the inclusion of Molson's Canada segment capital expenditures of $107 million following the Merger, and spending in the United States related to the build-out of the Shenandoah facility to a full brewery. We also spent $17 million in 2005 to acquire Creemore Springs, a small brewery in Canada, and spent $20 million on transaction costs associated with the Merger. These factors were offset by the favorable impact of acquiring $74 million in cash with the Merger and collecting a net $17 million on trade loan activity in the United Kingdom.

        Cash used in investing activities decreased $147 million during 2004 compared to 2003. This improvement is attributable to reduced capital spending in 2004 ($29 million lower), cash received from the sale of kegs in the United Kingdom and the sales of real estate and other property in both the United States and the United Kingdom ($72 million in 2004 compared to $16 million in 2003), and a pension settlement received in 2004 ($26 million) from Interbrew (former owners of CBL in the United Kingdom). Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as result of implementing FIN 46R.

Financing Activities

        Our debt position significantly affects our financing activity. See Note 13 on page 102 for a summary of our debt position at December 25, 2005 and December 26, 2004.

        Net cash used in financing activities was $189 million in 2005, compared to $336 million in 2004. During 2005, we paid dividends to stockholders of $110 million, compared to $31 million in 2004, as a result of increased shares outstanding and a revised dividend policy following the Merger. The large increase in our balance sheet debt from $932 million at year end 2004 to $2,485 million at year-end 2005 was largely the result of a "non-cash" activity, that of assuming Molson's outstanding debt as of the Merger date (February 9, 2005). This debt assumed included borrowings Molson incurred prior to the Merger to pay the special dividends on Molson stock which preceded the Merger. Substantially all of our debt pay down occurred after the Merger date. Also, we collected approximately $11 million less in 2005 versus 2004 as a result of stock option exercises.

        Net cash used in financing activities was $336 million in 2004, compared to $357 million in 2003. The change is mainly the result of increased repayments of debt in 2004, offset by cash received from increased stock option exercises during the year.

Capital Expenditures

        In 2005, we spent approximately $406 million (including approximately $47 million spent at consolidated joint ventures) on capital improvement projects worldwide. Of this, approximately half was in support of the US business with the remainder split almost equally between the European & Canadian businesses. Capital investment in the Brazilian discontinued operations and Corporate segment combined represented less than 5% of our total spending. The capital expenditure plan for 2006 is expected to be approximately $400 million (excluding capital spending by consolidated joint ventures), and will be impacted by the completion of the Shenandoah brewery build-out and synergy-related investments.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 25, 2005

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Long term debt, including current maturities(1)	$2,484,770	$348,102	$8,020	$308,019	$1,820,629
Interest payments(2)	877,109	129,676	241,298	239,284	266,851
Derivative payments(2)	1,727,985	84,828	165,010	469,519	1,008,628
Retirement plan expenditures(3)	403,962	188,514	45,423	48,198	121,827
Operating leases	262,207	55,130	79,740	46,583	80,754
Capital leases(4)	5,493	3,551	1,634	308	—
Other long-term obligations(5)	4,316,587	1,254,006	1,555,291	931,991	575,299

Total obligations	$10,078,113	$2,063,807	$2,096,416	$2,043,902	$3,873,988

(1)
We have had several significant changes to our debt obligations in 2005, primarily related to Merger-related debt and the issuance of new bonds in Canada totaling approximately $1.1 billion in September 2005. Included in our debt obligations at December 25, 2005 are bonds issued by BRI, which is consolidated under FIN 46R. See Note 13 to the accompanying financial statements on page 102.

(2)
The "interest payments" line includes interest on our bonds and other borrowings outstanding at December 25, 2005, excluding the positive cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the interest rate swap and cross currency swap payment obligations only, which are paid to counterparties under our interest rate and cross currency swap agreements. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,545 million in fixed rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows (in thousands).

	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Interest and derivative payments, net of derivative receipts	$1,059,800	$136,520	$252,810	$255,210	$415,260
(3)
Represents expected contributions under our defined benefit funded pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a UK sale lease-back included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004, and totaling $3.6 million at December 25, 2005. The new EDS contract includes services to our US and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $2 billion of the total other long-term obligations relate to long-term supply contracts to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $806 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

(6)
Obligations of our Brazil segment are not included because 68% of our interest in Brazil was sold to FEMSA on January 13, 2006. For additional information regarding this transaction, refer to Note 3 of our consolidated financial statements beginning on page 80.

Other Commercial Commitments as of December 25, 2005

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Standby letters of credit	$47,081	$45,932	$1,149	$—	$—

Total commercial commitments	$47,081	$45,932	$1,149	$—	$—

Advertising and Promotions

        As of December 25, 2005, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $1.2 billion over the next five years and thereafter. Our advertising and promotions commitments are included in other long-term obligations in the table above.

Credit Rating

        As of February 28, 2006, our credit rating with Standard & Poors with regard to our long-term debt was BBB. If this rating were to drop, our access to the commercial paper market for shorter-term borrowings could be unfavorably impacted, resulting in either higher interest rates or an inability to borrow through commercial paper at all. Our commercial paper borrowings at December 25, 2005 were $167 million.

Pension Plans

        Our consolidated, unfunded pension position at the end of 2005 was approximately $800 million, an increase of $176 million from the end of 2004. The increase is the result of adding Canada's unfunded position totaling $321 million after the Merger, netted against improvements in the US and UK unfunded pension positions. The primary cause of the improvements was the doubling of the actual UK returns on assets during 2005, compared to 2004, and additional pension contributions in the United States of $30 million in 2005, compared to 2004.

        Our accumulated benefit obligation increased by $1.6 billion in 2005, primarily due to the addition of the Canadian plans after the Merger. The prior service cost component of our US pension obligations declined by approximately $35 million in 2005 due to changes in our salaried employee benefit formula in July 2005. The benefit formula is now calculated based upon a salaried employee's career average compensation, instead of the last five years' average compensation. The UK obligations decreased due to a plan amendment in 2005, as well. The UK plan amendment served to reduce obligations in accordance with new benefit calculations approved by pension regulators during the year. The net consolidated result of movements in pension obligations and pension assets was a net increase in minimum pension obligations of $142 million at the end of 2005.

        It is our practice to fund pension plans to meet the minimum requirements set forth in applicable employee benefits laws. However, management may voluntarily increase funding levels to meet expense and asset return forecasts in any given year. Pension contributions on a consolidated basis were $202 million in 2005, reflecting statutory contribution levels in Canada and the United Kindgom, and $91 million of voluntary contributions in the United States. We anticipate making approximately $167 million of both statutory and voluntary contributions to our pension plans in 2006.

        Consolidated pension expense was $65 million in 2005, an increase of $21 million from 2004. Canada accounted for $18 million of the increase, and change in control increases due to departing Coors executives accounted for the remaining $3 million. Primarily due to lower discount rates at the end of 2005, compared to 2004, we anticipate pension expense on a consolidated basis for 2006 of approximately $45.7 million.

Contingencies

Brazil Guarantees

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million cash, plus the assumption by FEMSA of Kaiser-related debt and contingencies. Kaiser-related debt at year-end 2005 totaled approximately $60 million. Kaiser was our previously-reported Brazil operating segment. We retained a 15% interest in Kaiser and have one seat on its board. We determined that our Brazil segment represented a discontinued operation as of December 25, 2005. As a result, we have segregated the results of operations, financial position and cash flows for the Brazil segment in our financial statements to be reflected as discontinued operations. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with previously utilized purchased tax credits. Any potential liabilities associated with these exposures were not considered probable during 2005. The total amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $205 million. Second, we provided an indemnity related to all other tax, civil and labor contingencies provided, however, that FEMSA assumed their full share of all contingent liabilities that had been recorded and disclosed by us. We may have to provide indemnity to FEMSA if those liabilities are resolved for amounts greater than those amounts recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that are resolved favorably to amounts previously recorded. We will record these guarantee liabilities on the balance sheet at fair value, and the creation of those liabilities will reduce the expected gain on the sale of 68% of the business to be reported in the first quarter of 2006.

Guarantees under Arrangements with the Montréal Canadiens

        Molson Inc. sold the majority of its ownership in the Montréal Canadiens professional hockey club (the Club) to a purchaser in 2001. Molson maintains a 19.9% common ownership interest in the Club, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement and for Molson to provide a net working capital of $5 million and funding to enable the Club to meet its operating expenses. In addition, Molson has given certain guarantees to the NHL and the lenders of the purchaser of the Club and the Bell Centre (formerly the Molson Centre), such that in the event that the Club and the purchaser are not able to meet their obligations, or in the event of a default, we shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn $92 million (approximately US $79 million) at December 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn $2.4 million (approximately US $2.1 million), and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index. We have accrued the fair value of our guarantees under these arrangements as of December 25, 2005.

Outlook for 2006

US Segment

        Coors Light is the key to success in the US business, and our primary sales and marketing programs revolve around this brand. In 2005, we focused on chain retail accounts, the Hispanic market, and the on-premise channel. Coors Light achieved a significant turn-around in 2005 by posting three consecutive growth quarters to finish 2005, following several quarters of declining sales to retail. Our plan in 2006 is to build on this momentum.

        The US business also will focus on capturing the identified cost savings from Merger synergies and other cost initiatives. Much of the cost improvement potential as a merged company centers on the US business, and it is important to achieve these cost savings as inflationary pressures continue to impact our cost of goods sold.

        We are planning to close the Memphis, Tennessee brewery in the fall of 2006. The Shenandoah, Virginia brewery is expected to be fully operational in 2007. We expect to continue to account for exit cost and other costs related to the Memphis brewery closure as special items in 2006, including accelerated depreciation, expected severance, and revisions of estimates for pension obligations.

Canada Segment

        A main objective of 2005 was to stabilize year-over-year volume with renewed investment in mainstream brands. Share trends in the fourth quarter continued to show strong progress on Coors Light, and the Molson Canadian brand was flat in the quarter, the best result in more than two years. The value segment continued its growth trend to close out 2005; however, as we have begun to cycle the substantial ramp-up of value-brand activity in the prior year, the value segment is expected to continue to grow on a year-over-year basis in 2006 at a lower rate.

        Coors Light and Molson Canadian remain critical to our success. Our top-line programs are focused around these brands, while investing strategically across the entire portfolio.

        During 2006 we will remain focused on the objectives laid out at the beginning of the Merger, leveraging the five key priorities below and building on the strong progress to-date to drive a platform for growth.

        First, we will continue to drive accelerated growth for Coors Light with new marketing and sales programs. Coors Light commands approximately two-thirds of the light beer category in Canada and is now our largest brand in Canada, just ahead of Molson Canadian. This brand grew at a double-digit rate in 2005 and is our main growth engine in Canada.

        Second, we are making progress in stabilizing our overall volume and share trends for our other core mainstream brands, in particular Molson Canadian. Our strategies in this area began to show results by the 4th quarter of 2005 as our supported brands experienced volume and share growth. After increasing marketing investment behind the Molson Canadian brand substantially in 2005, we intend to maintain a competitive investment level for this critical brand going forward.

        Third, to drive volume growth, we are leveraging the strength of our world-class, partner-brand import portfolio, which includes Heineken, Corona and Miller Genuine Draft. These brands grew at significant rates in 2005 and will again benefit from new, innovative programming this year.

        Fourth, we have adjusted our value-segment strategies to regain lost volume and reduce the rate of trading down by consumers. We began to see positive results from these strategies in the second half of 2005, but we have more work to do. Stabilizing pricing will also be a key issue for Molson and the Industry in 2006.

        Fifth, we continue to focus on reducing costs to deliver the Canada-related Merger cost synergies. Through our initiatives, we will work to offset cost of goods inflation, specifically the costs of distribution, energy, and input materials, which remain near historical high levels. Sales trade investment, in particular the Québec market, is a potential area of profit pressure if trade cost escalation continues to far exceed inflation. Meanwhile, we expect to limit general and administrative increases to less than inflationary levels.

Europe Segment

        The competitive environment in the UK beer industry continues to be challenging, driving our focus is on two main strategies.

        First, we are implementing cost reduction initiatives, especially related to overhead and supply chain costs. While these cost improvements were implemented in the latter part of 2005 and were not enough to offset all of the margin loss that our Europe business sustained in the past year, we believe that these aggressive improvements will help this business return to a solid earnings growth trend.

        Second, we will continue to invest heavily behind our core lager brands—Carling, Grolsch and Coors Fine Light. The Carling brand has been consistently strong, growing market share every year for more than a decade and now represents three-fourths of our Europe volume.

        Because there is goodwill included in the carrying value of the Europe reporting unit, its fair value was compared to its carrying value in 2005 to determine if there was a risk of goodwill impairment. The goodwill associated with the Europe reporting unit originated in the 2002 purchase of the CBL business by Coors. A reduction in the fair value of the Europe reporting unit in the future could lead to a goodwill impairment. We noted a reduction in the value of the Europe reporting unit from 2003 to 2004, but not enough of a decrease to warrant a goodwill impairment. Future reductions in fair value could occur for a number of reasons, including cost increases due to inflation, a negative beer pricing environment, and declines in industry or company-specific beer volume sales.

Corporate

        We expect general and administrative costs to be lower in 2006, because we experienced significant one time costs related to the formation of the new global organization and headquarters, and significant legal fees associated with regulatory and shareholder civil actions in 2005. Higher expected costs associated with incentive compensation, including costs for stock-based compensation, may offset these anticipated cost savings.

Goodwill

        Because there is goodwill included in the carrying value of our three segments, its fair value was compared to its carrying value in 2005 to determine whether there was a risk of goodwill impairment. Most of the goodwill associated with the US and Canada segments originated in the Merger.

        Canada's goodwill was determined through purchase accounting, requiring the purchase consideration to be allocated to Molson's assets and liabilities based upon their fair values, with the residual to goodwill. A portion of the Merger goodwill was allocated to the US segment, based on the level of Merger synergy savings expected to accrue to the US segment over time. A reduction in the fair value of the US or Canada segment in the future could lead to a goodwill impairment. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, a negative beer pricing environment, declines in industry or company-specific beer volume sales, or the inability to achieve synergies from the Merger.

        The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. A reduction in the fair value of the Europe segment in the future could lead to a goodwill impairment. We noted a reduction in the value of the Europe segment from 2003 to 2004, but not enough of a decrease to warrant a goodwill impairment. Future reductions in fair value could occur for a number of reasons, including cost increases due to inflation, a negative beer pricing environment, and declines in industry or company-specific beer volume sales.

Interest

        We estimate that corporate interest expense in 2006 will be approximately $33-$34 million per quarter with the Brazil debt now removed from our balance sheet. Note that this excludes UK trade loan interest income.

Stock Compensation

        For Molson Coors, as with many large companies, stock-based long-term incentive compensation will be an incremental expense starting in 2006 due to the new accounting guidelines around stock options, effective in the first quarter 2006. Combined with a re-design of our long-term incentive plan, we anticipate that this new accounting guidance will result in about $20 million ($25 million annualized) of increased expense in 2006 versus 2005. Less than 10% of this increased expense will be directly related to new accounting rules that will be applied to the 2006 stock option grant, expected to occur in mid-March 2006, which will involve approximately 350,000 shares—or about one-sixth the size of the 2005 option grant. Additionally, the new restricted- and performance-share programs will involve only about 500,000 shares per year. Approximately 200,000 of these shares will be awarded under the restricted stock unit program. Equally important, more than 300,000 of these new incentive shares will be awarded only if the Company achieves strong profit performance during the next few years.

Tax

        We anticipate that our full-year 2006 effective tax rate will be in the range of 25% to 30%. It is important to note that the adoption of a permanent investment strategy for our UK business last year pursuant to APB 23, provided a one-time benefit and lowered our 2005 tax rate, which will not recur in 2006.

Cash Flow and Liquidity

        We anticipate 2006 total-Company capital spending of approximately $400 million. This is higher than 2005 due to completing our Virginia brewery build-out and Merger-related capital projects. After this year, in the absence of major capacity projects, we expect capital spending to drop to the low $300 millions for the total Company.

        One of our goals for 2006 is to generate more than $300 million of free cash flow available for debt repayments, including $68 million of cash proceeds from the Brazil business sale. It is important to note that some of the drivers of our 2005 free cash flow may not reoccur in 2006, including working capital timing, option exercises and asset monetizations which, taken together, totaled more than $100 million in 2005.

        Our Merger-related special-dividend debt balance stood at $163 million at the beginning of 2006. We plan to use our free cash to pay off the special-dividend debt by some time this summer, which is well ahead of our original timeline. We anticipate increasing our free cash generation goal again in 2007 as we complete the construction of our Virginia brewery and realize more Merger cost synergies.

Off Balance Sheet Arrangements

Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN 46R) expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch), and Brewers' Retail Inc. (BRI). Accordingly, we have consolidated these four joint ventures in 2005, three of which were effective December 29, 2003, the first day of our 2004 fiscal year.

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Year Ended December 25, 2005			Year Ended December 26, 2004			Year Ended December 28, 2003
	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income (loss)
	(In thousands)
Grolsch	$30,724	$76,045	$12,083	$33,407	$100,657	$13,495	$16,857	$79,086	$10,607
RMBC	$48,437	$90,855	$15,438	$43,441	$84,343	$19,507	$42,953	$85,307	$12,281
RMMC	$68,826	$219,365	$8,925	$58,737	$209,594	$5,156	$63,676	$205,080	$223
BRI(3)	$324,160	$180,562	$—	$—	$—	$—	$—	$—	$—

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
Excludes receivables from the Company.

(3)
BRI results from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company, which are sold on a consignment basis. Total annual BRI beer sales handled by BRI approximate Cdn $2.6 billion, of which MCBC recognizes its share, or approximately 52%, as net sales in the statement of income.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. We review our accounting policies on an on going basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. By their nature, estimates are subject to uncertainty. Actual results may differ materially from these estimates under different assumptions or conditions. We have identified the accounting estimates below as critical to our financial condition and results of operations:

Allowance for Doubtful Accounts

        In the US segment, our allowance for doubtful accounts and credit risk is insignificant. The majority of the US segment accounts receivable balance is generated from sales to independent distributors with whom we have a predetermined collection date arranged through electronic funds transfer. Also, in the US segment, we secure substantially all of our credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

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

        Canada's distribution channels are highly regulated by provincial regulation and experiences few collectibility problems. However, Canada does have direct sales to retail customers for which an allowance is recorded based upon aging analysis and historical experience.

        We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be adversely affected, and we may be required to record additional allowances.

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in the United States, Canada, and the United Kingdom. We also have postretirement welfare plans in the United States and Canada that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87) and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        We performed an analysis of high yield bonds at the end of 2005 and compared the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in the United States, Canada and in the United Kingdom for the year ended December 25, 2005. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A fifty basis point change in certain assumptions made at the beginning of 2005 would have had the following effects on 2005 pension expense:

	Impact to 2005 Pension Costs—50 basis points
Description of Pension Sensitivity Item	Reduction (Unfavorable)	Increase (Favorable)
	(In millions)
Expected return on US plan assets, 8.75% in 2005	$(3.2)	$3.2
Expected return on UK plan assets, 7.8% in 2005	$(8.9)	$8.9
Expected return on Canada plan assets, 7.9% in 2005	$(3.8)	$3.8
Discount rate on US projected benefit obligation, 5.875% in 2005	$(6.2)	$5.6
Discount rate on UK projected benefit obligation, 5.5% in 2005	$(15.5)	$15.0
Discount rate on Canada projected benefit obligation, 5.65% in 2005	$(0.4)	$0.4

        Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase (Unfavorable)	One-percentage- point decrease (Favorable)
	(In millions)
US Plan
Effect on total of service and interest cost components	$0.4	$(0.4)
Effect on postretirement benefit obligation	$6.6	$(5.9)
Canada Plans
Effect on total of service and interest cost components	$2.0	$(1.7)
Effect on postretirement benefit obligation	$26.4	$(23.6)

        The US, Europe and Canada plan assets consist primarily of equity securities with smaller holdings of bonds, real estate and other investments. Equity assets are well diversified between domestic and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages as of February 24, 2006, with actual asset allocations at December 25, 2005:

	US Plan Assets		Europe Plan Assets		Canada Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	75%	76%	62%	66%	70%	71%
Fixed Income	15%	19%	28%	25%	30%	29%
Real Estate	10%	5%	7%	6%	0%	0%
Other	0%	0%	3%	3%	0%	0%

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Note 19 to the accompanying financial statements on page 118 for a discussion of the Company's contingencies, environmental and litigation reserves at December 25, 2005.

        There are large numbers of contingent tax liabilities are associated with our discontinued operations in Brazil. Our approach in estimating loss contingencies for these items generally did not contemplate or anticipate negotiated resolutions or government-sponsored amnesty programs (which, when they occur, may apply to all companies in Brazil or whichever state in Brazil is assessing the tax) when setting our reserves for cases where a loss was considered probable. In effect, if a loss was considered probable, it was reserved at the assessed amount. This also applied where the nature of the challenge was constitutional; i.e., if Kaiser (and other companies) had been assessed taxes but were challenging the assessment based on the legal merits of the tax law itself, a full reserve was maintained and any successful outcome in the future would be recognized only when realized. Penalties on Brazil tax liabilities have potentially wide ranges, and we estimated the levels of penalties based on past experience and consultations with outside counsel on a case by case basis.

        We sold 68% of the Kaiser business in January 2006. While we greatly reduced our risk profile as a result of this transaction, we retained some level of risk by providing indemnities to the buyer for certain purchased tax credits and for other tax, labor and civil contingencies in general. These are discussed in the section called "Contingencies" above. We will account for these indemnity obligations at fair value in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This rule requires us to carry the guarantee liability on the balance sheet at its fair value. We do not expect to amortize this liability, but rather make an annual estimate of its fair value, and record the change in the value through discontinued operations on the income statement (if it is material). If we conclude that we have to make payments on an indemnity provision and therefore the obligation converts to a monetary contingent liability, we will record the income statement charge through discontinued operations (again, if material).

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets annually, and we evaluate our other intangible assets when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of intangible assets for impairment, most significantly the estimated future cash flows to be generated by these assets and the rate used to discount those cash flows.

        Our projections are based on various long-range plans completed by the Company and considered, when necessary, various scenarios deviating from a base case, both favorable and unfavorable. Discount rates used for enterprise value estimates for goodwill testing ranged from 7.5% for Canada to 8% for the United States and Europe. Canada represents our most profitable reporting unit, with the highest market share. Our US, Canada and UK segments operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Discount rates used for testing of indefinite-lived intangibles ranged form 7.7% for Canada core brands, 8.5% for our Coors Light distribution intangible in Canada, to 9.5% for the Carling brand in the United Kingdom. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Changes in these estimates could have an adverse impact on the valuation of goodwill and other intangible assets, thereby requiring us to impair the assets. We have allocated approximately $1.1 billion of goodwill from the Merger to the US reporting unit. We have done this allocation to more accurately allocate the goodwill to the reporting units that are expected to realize the synergy savings that will result from the Merger. It should be noted that this allocation of goodwill puts added pressure on the US business to achieve synergy savings to avoid an impairment of goodwill. There is also some level of impairment risk in 2006 and beyond associated with goodwill and indefinite-lived intangibles in the United Kingdom, given financial performance in the Europe reporting unit, and with the non-amortized core brands intangible in Canada, given the potential for inconsistent growth patterns and pricing for those brands.

Derivatives and Other Financial Instruments

        The following tables present a roll forward of the fair values of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in millions):

Fair value of contracts outstanding at December 26, 2004	$(1,179.6)
Contracts realized or otherwise settled during the period	(13.9)
Fair value of new contracts entered into during the period	(1,255.2)
Other changes in fair values	134.1

Fair value of contracts outstanding at December 25, 2005	$(2,314.6)

	Fair Value of Contracts at December 25, 2005
Source of Fair Value	Maturity less than 1 year	Maturity 1 - 3 years	Maturity 4 - 5 years	Maturity in excess of 5 years	Total Fair Value
Prices actively quoted	$—	$—	$(296.8)	$(1,666.3)	$(1,963.1)
Prices provided by other external sources	2.6	3.4	(5.8)	(351.7)	(351.5)

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

        Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps. See discussions also in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and Note 18 on page 115. We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques—Value-at-Risk and sensitivity analysis.

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

        The estimated maximum one-day loss in fair value on our cross-currency swaps, derived using the Value-at-Risk model, was $12.2 million, $10.7 million and $5.9 million at December 25, 2005, December 26, 2004, and December 28, 2003, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, foreign exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	December 25, 2005	December 26, 2004
	(In millions)
Foreign currency risk:
Forwards, swaps	$(13.4)	$(6.6)
Interest rate risk:
Debt, swaps	$(75.6)	$(30.7)
Commodity price risk:
Swaps	$(17.6)	$(8.4)

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

        We have historically provided US deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all foreign subsidiary earnings through December 25, 2005 as permanently reinvested. Under the accounting guidance of APB 23 and SFAS 109, we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability in our UK subsidiary. As of December 25, 2005, approximately $255 million of retained earnings attributable to international companies was considered to be permanently re-invested. The Company's intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that US foreign tax credits would largely eliminate any US taxes and offset any foreign withholding taxes due on remittance.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Jobs Act") provided a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase-out of the ETI and the phase-in of this new deduction did not materially impact the Company's effective tax rate in 2005.

        In addition to the deduction for income from qualified domestic production activities, the Jobs Act also creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, which resulted in the Company not recognizing a benefit from this provision of the Jobs Act.

        The FASB is currently considering changes to accounting for uncertain tax positions. Because the nature and extent of the changes are not fully known we are not able to predict the impact on our tax contingency reserve, if any.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the Merger with Molson or the acquisitions of CBL that relate to deferred taxes arising from those events would reduce goodwill, unless the reduction was caused by a change in law, in which case the adjustment would impact earnings.

        During 2002, in connection with the purchase of CBL, we recorded a deferred tax liability on the books of CBL and a corresponding deferred tax asset on the books of the acquiring Company for the difference between the purchase price and historical basis of the CBL assets. Concurrently, we recorded a $40.0 million valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. In 2005 the Company re-evaluated the purchase accounting and determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carry-forward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet was an overstatement of the long-term deferred tax asset account of $157 million, with a corresponding understatement of goodwill of $147 million at December 26, 2004. The impact of this misstatement was not material to the consolidated balance sheets for December 26, 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the year ended December 26, 2004. See Item 9A on page 136.

Consolidations under FIN 46R

        RMMC and RMBC are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies in the aluminum and glass container businesses. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the UK beer market. In 2003, our share of the pre-tax joint venture profits for each of these investments was offset against cost of goods sold in our Consolidated Statements of Income. In 2004, as a result of implementing FIN 46R, these entities have been consolidated into our Consolidated Financial Statements as we have determined they are variable interest entities and that we are the primary beneficiary. We also consolidate the financial position and results of Brewers Retail, Inc. (BRI), which is 52% owned by Molson, and provides all distribution and retail sales of beer in the province of Ontario in Canada.

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

        We have determined that any risk of a material loss is remote and that our total maximum loss cannot be reasonably estimated. We do not have another readily available option to obtain the steam energy required to run our plant. We could incur operational losses should we be unable to purchase steam from Trigen, and we are unable to estimate any such losses. In addition, we have a non-cancelable obligation to pay Trigen fixed costs through the remainder of the contract. The costs are adjusted annually for inflation and were approximately $17.5 million in 2005. We currently purchase some of our electricity requirements from another supplier at rates that do not significantly differ from the rates we pay Trigen. Our risk of loss relating to the difference in price from having to buy electricity from another third party rather than from Trigen is not significant. In the event that Trigen failed to perform its contractual obligations, MCBC has the right to step in and operate the power plant facilities. This circumstance would involve MCBC repurchasing the power plant assets, a cost that could be borne with MCBC's current capital resources.

Adoption of New Accounting Pronouncement

FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        In March 2005, the FASB issued FASB Interpretation No. 47—"Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," ("FIN 47") which clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." ("SFAS No. 143") Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

        We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants contained within our manufacturing properties.

        The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 income statement. This adjustment represents a depreciation charge and an accretion of liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

        Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon the settlement.

        The net value of the asset retirement obligation liabilities calculated on a pro-forma basis as if the standard had been retrospectively applied to all periods presented are as follows:

December 25, 2005	December 26, 2004	December 28, 2003
$9,628,580	$5,926,852	$5,487,826

New Accounting Pronouncements

SFAS 123R, "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS No. 123R) was issued in December 2004 and will be effective for us in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on their fair values. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we present pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified-prospective transition method of implementing SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement.

        In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

        We have elected to use the Black-Scholes option pricing model to value stock options granted in 2006 and will amortize the expense on a straight-line basis over the vesting period. We expect to use lattice modeling to determine our expected term assumption. Other equity instruments issued as compensation will be valued based upon the market price of our stock on the date of grant and will be amortized on a straight-line basis over their earnings periods.

        The pro forma disclosures in Note 1 to the Consolidated Financial Statements included in Item 8 on page 70 illustrate the approximate impact of applying SFAS 123R to the historical periods presented. However, the 2005 historical period presented includes the effects of the accelerated vesting of all outstanding, but unvested stock options on the date of our Merger ($18 million) and the accelerated vesting of all outstanding, but unvested stock options with exercise prices above $70 approved by our Board of Directors in December 2005 ($29 million). The Board action in December, while serving to reduce future stock option amortization expense as a result of adoption of SFAS 123R, will be partially offset by new issuances of equity instruments to employees in 2006. We are finalizing our first quarter 2006 option expense calculations and do not yet know the impact to our income statement.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We do not anticipate that the adoption will have a significant impact on our financial statements.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS No. 154 replaces APB Opinion No. 20 and FAS No. 3 and will be effective for us in fiscal 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS No. 154, requiring prospective adoption.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

        SFAS No. 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other things, SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We are still reviewing the impact that SFAS No. 155 will have on our financial statements.

FASB Staff Position ("FSP") No. FIN 45-3 "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners"

        FSP No. FIN 45-3 is an amendment to FIN 45 requiring the recognition and disclosure of the fair value of an obligation undertaken for minimum revenue guarantees granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. The FSP is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first quarter 2006. We do not anticipate that the adoption will have a significant impact on our financial statements.

Related Party Transactions

Transactions with Management and Others

        We employ members of the Coors and Molson families, which collectively owned 81% of the voting A share, common and exchangeable stock of the Company after the Merger and throughout 2005. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

Certain Business Relationships

        We purchase a large portion of our paperboard packaging requirements from Graphic Packaging Corporation (GPC), a related party. As of December 25, 2005, various Coors family trusts collectively owned approximately 40% of our Class A voting common stock, approximately 13% of our Class B common stock, and approximately 30% of GPC's common stock.

        Our payments under the GPC packaging agreement in 2005, 2004 and 2003 totaled $75.3 million, $104.5 million and $106.4 million, respectively. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $2.8 million and $3.4 million at December 25, 2005, and December 26, 2004, respectively.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are Canadian dollar (Cdn $), British pound sterling (GBP or £) and Japanese yen (Yen).

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 25, 2005, no collateral was posted by our counterparties or us.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term fixed rate debt, foreign currency forwards, commodity swaps, interest rate swaps and cross-currency swaps. See related Value-at-Risk and sensitivity analysis on page 51.

	Expected Maturity Date
	December
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt (in thousands):
US $300 million, 4.85% fixed rate, due 2010(2)	$—	$—	$—	$—	$(300,000)	$—	$(300,000)	$(296,796)
Cdn $200 million, 7.5% fixed rate, due 2011(5)	—	—	—	—	—	(171,600)	(171,600)	(194,801)
US $850 million, 6.375% fixed rate, due 2012(1), (4)	—	—	—	—	—	(850,000)	(850,000)	(901,026)
Cdn $900 million, 5.0% fixed rate, due 2015(2)	—	—	—	—	—	(772,201)	(772,201)	(765,251)
Foreign currency management (in thousands):
Forwards	137,126	24,879	—	—	—	—	162,005	(2,548)
Cross currency swaps(1), (2), (3)	217,800	—	—	—	300,000	773,800	1,291,600	(174,755)
Commodity pricing management:
Swaps	32,019	10,098	3,322	—	—	—	45,439	9,422
Interest rate pricing management
Interest rate swaps(4), (5)	—	—	—	—	—	372,800	372,800	11,195

(1)
We are a party to certain cross currency swaps totaling £530 million (approximately US $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (see Note 13 on page 102). The swaps also call for an exchange of fixed GBP interest payments for fixed US $ interest receipts. At the initial principal exchange, we paid US $ to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US $. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US $ to GBP exchange rates on an intercompany loan between two of our subsidiaries.

(2)
Prior to issuing the bonds on September 22, 2005 (See Note 13 on page 102), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

Simultaneously with the US private placement we entered into a cross currency swap transaction for the entire US $300 million issue amount and for the same maturity. In this transaction we exchanged our US $300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at a rate of 4.85% on the US $300 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the US $ securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded through the Statement of Income and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

(3)
We are a party to a cross currency swap totaling Cdn $255 million (approximately US $218 million at prevailing foreign currency exchange rates in 2005, the year we entered into the swap). The swap included an initial exchange of principal in 2005 and matures in 2006. The swap also calls for an exchange of fixed Cdn $ interest payments for fixed US $ interest receipts. At the initial principal exchange, we paid US $ to a counterparty and received Cdn $. Upon final exchange, we will provide Cdn $ to the counterparty and receive US $. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future Cdn $ interest and principal receipts that results from changes in the US $ to Cdn $

  exchange rates on an intercompany loan between two of our subsidiaries. See accounting method discussion in Note 18 on page 115 to the accompanying financial statements.

(4)
We are a party to interest rate swap agreements related to our 6 3/8% fixed rate debt. The interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US $ interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as fair value hedges of the changes in the fair value of $201.2 million fixed-rate debt attributable to changes in the LIBOR swap rates. See accounting method discussion in Note 18 on page 115 to the accompanying financial statements.

(5)
The BRI joint venture is a party to interest rate swaps, converting Cdn $200 million notional amount from fixed rates to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. These interest rate swaps do not qualify for hedge accounting treatment. See accounting method discussion in Note 18 on page 115 to the accompanying financial statements.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements
Consolidated Financial Statements:
Management's Report to Stockholders
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 25, 2005
Consolidated Balance Sheets at December 25, 2005, and December 26, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2005
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 25, 2005
Notes to Consolidated Financial Statements

MANAGEMENT'S REPORT TO STOCKHOLDERS

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

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provides an objective, independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying report is based upon an examination conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), including tests of accounting procedures, records and internal controls.

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

W. LEO KIELY, III Global Chief Executive Officer Molson Coors Brewing Company	TIMOTHY V. WOLF Vice President and Global Chief Financial Officer, Molson Coors Brewing Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
    of Molson Coors Brewing Company:

        We have completed integrated audits of Molson Coors Brewing Company's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries (the "Company") at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in the notes to the consolidated financial statements, effective December 25, 2005, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 25, 2005 because the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 25, 2005, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts. Specifically, the Company's controls over the processes and procedures related to the determination and review of the quarterly and annual tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the first quarter of 2005 as well as audit adjustments to the annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and related balance sheet accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded its Molson Canada and Kaiser Brazil business units from its assessment of internal control over financial reporting as of December 25, 2005 because these business units were acquired by the Company in a purchase business combination during 2005. We have also excluded the Molson Canada and Kaiser Brazil business units from our audit of internal control over financial reporting. Molson Canada is a wholly-owned subsidiary whose total assets and total revenues represent 50% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2005. The Kaiser Brazil business unit is presented as a discontinued operation in the accompanying financial statements due to the sale of the business unit in January 2006 and whose total assets represent five percent of the consolidated financial statement amount as of December 25, 2005.

        In our opinion, management's assessment that Molson Coors Brewing Company did not maintain effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Molson Coors Brewing Company has not maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Denver, Colorado
March 10, 2006

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Sales	$7,417,702	$5,819,727	$5,387,220
Excise taxes	(1,910,796)	(1,513,911)	(1,387,107)

Net sales	5,506,906	4,305,816	4,000,113
Cost of goods sold	(3,306,949)	(2,741,694)	(2,586,783)

Gross profit	2,199,957	1,564,122	1,413,330
Other operating expenses:
Marketing, general and administrative	(1,632,516)	(1,223,219)	(1,105,959)
Special items, net (Note 8)	(145,392)	7,522	—

Total other operating expenses	(1,777,908)	(1,215,697)	(1,105,959)

Operating income	422,049	348,425	307,371
Other (expense) income:
Interest income	17,503	19,252	19,245
Interest expense	(131,106)	(72,441)	(81,195)
Other (expense) income, net (Note 5)	(13,245)	12,946	8,397

Total other expense	(126,848)	(40,243)	(53,553)

Income from continuing operations before income taxes and minority interests	295,201	308,182	253,818
Income tax expense	(50,264)	(95,228)	(79,161)
Minority interests	(14,491)	(16,218)	—

Income from continuing operations	230,446	196,736	174,657
Loss from discontinued operations, net of tax (Note 3)	(91,826)	—	—

Income before cumulative effect of change in accounting principle (Note 1)	138,620	196,736	174,657
Cumulative effect of change in accounting principle, net of tax	(3,676)	—	—

Net income	$134,944	$196,736	$174,657

Other comprehensive income, net of tax:
Foreign currency translation adjustments	122,971	123,011	147,803
Unrealized (loss) gain on derivative instruments	(19,276)	(217)	282
Minimum pension liability adjustment	(6,203)	(24,048)	(15,031)
Reclassification adjustments	(8,404)	(4,686)	4,235

Comprehensive income	$224,032	$290,796	$311,946

Basic income (loss) per share:
From continuing operations	2.90	5.29	4.81
From discontinued operations	(1.16)	—	—
Cumulative effect of change in accounting principle	(0.04)	—	—

Basic net income per share	$1.70	$5.29	$4.81

Diluted income (loss) per share:
From continuing operations	2.88	5.19	4.77
From discontinued operations	(1.15)	—	—
Cumulative effect of change in accounting principle	(0.04)	—	—

Diluted net income per share	$1.69	$5.19	$4.77

Weighted average shares—basic	79,403	37,159	36,338

Weighted average shares—diluted	80,036	37,909	36,596

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	December 25, 2005	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$39,413	$123,013
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $9,480 and $9,110, respectively	692,638	692,372
Affiliates	6,939	9,286
Current notes receivable and other receivables, less allowance for doubtful accounts of $3,629 and $3,883, respectively	130,123	131,708
Inventories:
Finished, less allowance for obsolete inventories of $876 and $666, respectively	132,611	90,943
In process	35,270	32,565
Raw materials	86,674	88,473
Packaging materials, less allowance for obsolete inventories of $805 and $234, respectively	60,170	22,780

Total inventories	314,725	234,761
Maintenance and operating supplies, less allowance for obsolete supplies of $9,269 and $9,600, respectively	34,162	29,576
Other current assets, less allowance for advertising supplies of $983 and $1,064, respectively	78,985	44,272
Current deferred tax asset	20,127	3,228
Current assets of discontinued operations (Note 3)	151,130	—

Total current assets	1,468,242	1,268,216
Properties, less accumulated depreciation of $2,663,845 and $2,483,610, respectively	2,305,561	1,445,584
Goodwill	2,871,320	890,821
Other intangibles, less accumulated amortization of $143,739 and $83,591, respectively	4,423,324	581,043
Non-current deferred tax asset	61,611	168,304
Non-current notes receivable, less allowance for doubtful accounts of $10,329 and $11,053, respectively	70,964	95,017
Other non-current assets	169,980	208,539
Other non-current assets of discontinued operations (Note 3)	428,263	—

Total assets	$11,799,265	$4,657,524

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	December 25, 2005	December 26, 2004
Liabilities and stockholders' equity
Current liabilities:
Accounts payable:
Trade	$354,771	$320,015
Affiliates	17,553	6,019
Accrued salaries and vacations	123,780	82,902
Accrued sales and advertising expenses	525,778	256,505
Accrued excise taxes	284,740	196,720
Deferred tax liability	106,484	5,852
Accrued expenses and other liabilities	216,801	270,356
Short-term borrowings	14,001	12,500
Current portion of long-term debt	334,101	26,028
Current liabilities of discontinued operations (Note 3)	258,607	—

Total current liabilities	2,236,616	1,176,897
Long-term debt	2,136,668	893,678
Non-current deferred tax liability	606,126	149,927
Deferred pension and post-retirement benefits	841,824	483,255
Long-term derivatives	174,755	237,046
Other long-term liabilities	87,564	78,687
Other long-term liabilities of discontinued operations (Note 3)	307,183	—

Total liabilities	6,390,736	3,019,490

Commitments and contingencies (Note 19)
Minority interests	83,812	36,868
Stockholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued and outstanding)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000, issued and outstanding: 1,344,507 and 1,260,000 shares)	14	13
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 61,751,615 and 36,392,172, respectively)	618	364
Class A Exchangeable shares (issued and outstanding: 1,926,592 shares)	145,006	—
Class B Exchangeable shares (issued and outstanding: 20,630,761 shares)	1,552,483	—

Total capital stock	1,698,121	377
Paid-in capital	2,023,838	105,111
Unvested restricted stock	(7,218)	(226)
Retained earnings	1,422,987	1,398,003
Accumulated other comprehensive income	186,989	97,901

Total stockholders' equity	5,324,717	1,601,166

Total liabilities and stockholders' equity	$11,799,265	$4,657,524

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Cash flows from operating activities:
Net income	$134,944	$196,736	$174,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392,814	265,921	236,821
Amortization of debt issuance costs, non cash equity compensation, and discounts	34,843	2,456	6,790
Loss (gain) on sale or impairment of properties and intangibles	11,116	(15,027)	(4,580)
Deferred income taxes	(23,049)	6,215	53,497
(Gain) loss on FX fluctuations and derivative instruments	(9,266)	(5,740)	1,252
Cumulative effect of a change in accounting principle, net of tax	3,676	—	—
Equity in net earnings of unconsolidated affiliates	(37)	(59,653)	(65,542)
Distributions from unconsolidated affiliates	8,612	72,754	70,900
Minority interest earnings	14,491	16,218	—
Tax benefit from equity compensation plans	6,688	8,398	412
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in a business combinations accounted for under the purchase method) and other:
Receivables	9,071	(35,671)	31,067
Payables	16,724	4,575	97,761
Inventory	47,233	(3,441)	(5,549)
Accrued expenses and other liabilities	(285,808)	24,386	(50,703)
Other	(2,340)	21,781	(17,955)
Operating cash flows of discontinued operations	62,563	—	—

Net cash provided by operating activities	422,275	499,908	528,828

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Cash flows from investing activities:
Additions to properties and intangible assets	(406,045)	(211,530)	(240,458)
Proceeds from sales of properties and intangible assets	42,450	72,063	16,404
Cash recognized on Merger with Molson	73,540	—	—
Cash expended for Merger-related costs	(20,382)	—	—
Acquisition of subsidiaries, net of cash acquired	(16,561)	—	—
Trade loan repayments from customers	42,460	54,048	51,863
Trade loans advanced to customers	(25,369)	(25,961)	(36,553)
Cash received from pension settlement with the former owner of our UK subsidiary (Note 16)	—	25,836	—
Cash recognized on initial consolidation of joint ventures	—	20,840	—
Investment in Molson USA, LLC	—	(2,744)	(5,240)
Other	16	—	(630)
Investing cash flows of discontinued operations	(2,817)	—	—

Net cash used in investing activities	(312,708)	(67,448)	(214,614)

Cash flows from financing activities:
Issuances of stock under equity compensation plans	55,229	66,764	2,491
Dividends paid	(109,960)	(30,535)	(29,820)
Dividends paid to minority interests	(10,569)	(7,218)	—
Proceeds from issuance of long-term debt	1,037,814	—	—
Payments on long-term debt and capital lease obligations	(584,056)	(114,629)	(462,547)
Proceeds from short-term borrowings	1,050,686	179,957	796,600
Payments on short-term borrowings	(1,887,558)	(188,718)	(880,770)
Net (payments on) proceeds from commercial paper	165,795	(250,000)	249,645
Net (payments on) proceeds from revolving credit facilities	151,273	—	—
Settlements on debt-related derivatives	(11,285)	—	—
Debt issuance costs	(11,457)	—	—
Change in overdraft balances and other	8,159	8,715	(32,992)
Financing cash flows of discontinued operations	(42,846)	—	—

Net cash used in financing activities	(188,775)	(335,664)	(357,393)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(79,208)	96,796	(43,179)
Effect of exchange rate changes on cash and cash equivalents	(4,392)	6,777	3,452
Balance at beginning of year	123,013	19,440	59,167

Balance at end of year	$39,413	$123,013	$19,440

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

	Common stock issued		Exchangeable shares issued					Accumulated other comprehensive income (loss)
					Paid-in capital	Unvested restricted stock	Retained earnings
	Class A	Class B	Class A	Class B					Total
Balances at December 29, 2002	$1,260	$8,352	$—	$—	$19,731	$(1,009)	$1,086,965	$(133,448)	$981,851
Reincorporation and par value change (Note 10)	(1,247)	(8,018)			9,265				—
Shares issued under equity compensation plans, including related tax benefit		18			3,053	(164)			2,907
Amortization of restricted stock						492			492
Other comprehensive income								137,289	137,289
Net income							174,657		174,657
Cash dividends—$0.82 per share							(29,820)		(29,820)

Balances at December 28, 2003	13	352	—	—	32,049	(681)	1,231,802	3,841	1,267,376
Shares issued under equity compensation plans, including related tax benefit		12			73,062				73,074
Amortization of restricted stock						455			455
Other comprehensive income								94,060	94,060
Net income							196,736		196,736
Cash dividends—$0.82 per share							(30,535)		(30,535)

Balances at December 26, 2004	13	364	—	—	105,111	(226)	1,398,003	97,901	1,601,166
Shares issued under equity compensation plans, including related tax benefit		12			94,893	(9,882)			85,023
Shares issued in the Merger with Molson Inc. (Note 2)	1	121	183,384	2,420,040	918,020				3,521,566
Exchange of shares (Note 2)	—	121	(38,378)	(867,557)	905,814				—
Amortization of restricted stock						2,890			2,890
Other comprehensive income								89,088	89,088
Net income							134,944		134,944
Cash dividends—$1.28 per share							(109,960)		(109,960)

Balances at December 25, 2005	$14	$618	$145,006	$1,552,483	$2,023,838	$(7,218)	$1,422,987	$186,989	$5,324,717

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the Merger). In connection with the Merger, Adolph Coors Company became the parent of the merged Company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (US); Coors Brewers Limited (CBL), operating in the United Kingdom (UK); Molson Inc. (Molson), operating in Canada; Cervejarias Kaiser Brasil S.A. (Kaiser), presented as a discontinued operation; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, information in this report is presented in US dollars (US $).

Our Fiscal Year

        Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. Fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003, were all 52-week periods.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as entities consolidated under FIN 46R. All significant intercompany accounts and transactions have been eliminated.

Reporting Periods Presented

        The accompanying consolidated financial statements do not include the results of Molson and Kaiser prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears since the date of the Merger for this and future reporting periods, which means for the year ended December 25, 2005, Kaiser's and BRI's results include the results for the months of February through November 2005.

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

Reclassifications

        Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Revenue Recognition

        Depending upon the method of distribution, revenue is recognized when the significant risks and rewards of ownership are transferred to the customer or distributor, which is either at the time of shipment to distributors or upon delivery of product to retail customers.

        In the United States, customers are principally independent distributors or wholesalers. Revenue is recognized when product is shipped and the risk of loss transfers to the distributors or wholesalers.

        In Canada, revenue is recognized when the significant risks and rewards of ownership are transferred to the customer or distributor, which is either at the time of shipment to distributors or upon delivery of product to retail customers.

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

        In all segments, the cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms. Revenue is stated net of incentives, discounts and returns. Revenue is recognized when the significant risks and rewards of ownership are transferred to the customer or distributor, which is either at the time of shipment to distributors or upon delivery of product to retail customers.

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

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain joint ventures that must be consolidated as variable interest entities under FIN 46R. These investments primarily involve equity ownership in transportation services in Europe; and an investment in the Montréal Canadiens in Canada.

        There are no related parties that own interests in our equity method investments as of December 25, 2005.

Marketing, General and Administrative Expenses

        Our marketing, general and administrative expenses consist predominately of advertising, sales staff costs, and non-manufacturing administrative and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs are generally expensed when the advertising is first run. Cooperative advertising expenses are included in marketing, general and administrative costs. Advertising expense was $729.1 million, $627.4 million, and $588.2 million for years 2005, 2004, and

2003, respectively. Prepaid advertising costs of $23.3 million ($16.7 million in current and $6.6 million in long-term) and $27.9 million ($17.7 million in current and $10.2 million in long-term) were included in other current and other non-current assets in the Consolidated Balance Sheets at December 25, 2005, and December 26, 2004, respectively.

Trade Loans

        CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance. Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 25, 2005, and December 26, 2004, total loans outstanding, net of allowances, were $95.9 million and $128.6 million, respectively.

        We reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2005 and 2004 and 2003 this amount was $13.1 million and $16.0 million and $17.2 million, respectively. We have included this interest income in the Europe segment since it is related solely to the Europe business.

Allowance for Doubtful Accounts

        In the US segment, our allowance for doubtful accounts and credit risk is insignificant as the majority of the US segment accounts receivable balance is generated from sales to independent distributors with whom collection occurs through electronic funds transfer. Also, in the United States, we secure substantially all of our product sale credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

        Because the majority of CBL sales are directly to retail customers and, because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. Accounts are typically deemed uncollectible based on the sales channel, either ninety days or one hundred eighty days. At this time, we record the provision as a bad debt in marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or relieved at the point an account is written off.

        Canada's distribution channels are highly regulated by provincial regulation and experiences few collectibility problems. However, Canada does have direct sales to retail customers for which an allowance is recorded based upon aging analysis and historical experience.

        We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all inventories in the United States and on the first-in, first-out (FIFO) method in the United Kingdom and Canada. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $44.1 million and $40.1 million at December 25, 2005, and December 26, 2004, respectively.

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.

Fair Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements. Assuming current market rates for similar instruments, the fair value of long-term debt exceeds the carrying value by approximately $53.6 million at December 25, 2005.

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

Stock-Based Compensation

        The company accounts for employee stock options in accordance with FAS 123, "Accounting for Stock-Based Compensation." Under FAS 123, the company elects to recognize no compensation expense related to employee stock options, since options are always granted with an exercise price equal to the market price of the company's stock on the day of grant. See Note 14 for information regarding the company's stock option plans, options outstanding, and options exercisable.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) to stock-based compensation using the Black-Scholes valuation model:

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands, except per share data)
Net income, as reported	$134,944	$196,736	$174,657
Total stock-based compensation expense, net of related tax benefits, included in the determination of net income, as reported	14,978	5,573	338
Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(65,327)	(21,799)	(21,116)

Pro forma net income	$84,595	$180,510	$153,879

Net income per share:
Basic—as reported	$1.70	$5.29	$4.81
Basic—pro forma	$1.07	$4.86	$4.23
Diluted—as reported	$1.69	$5.19	$4.77
Diluted—pro forma	$1.06	$4.76	$4.20

        As a result of shifts in exercise patterns, we adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003 and 2002. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years. See Note 14 for the other assumptions used in estimating the pro forma expenses.

Factored Brands

        In the United Kingdom, in addition to supplying our own brands, we sell other beverage companies' products to our on-premise customers to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes. We refer to this as the "factored brand business." In the factored brand business, CBL normally purchases factored brand inventory, filing orders from customers for such brands, and invoicing customers for the product and related costs of delivery. In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," sales under the factored brand are generally reported on a gross income basis. However, CBL's relationship with a large on-premise customer changed in 2005, resulting in net reporting of sales and cost of sales as an agent for that customer in our consolidated income statement on a prospective basis from the date of change in our contract terms. The change in accounting recognition from gross to net reporting reflects a change in the substance of CBL's status as transaction agent whereby there has been a transfer of credit risk from CBL to the owner and supplier of the factored brands effective in 2005.

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In millions)
Cash paid for interest	$70.7	$57.7	$78.5
Cash paid for income taxes	$170.7	$51.9	$30.7
Receipt of note upon sale of property	$—	$46.8	$—
Sale lease-back of computer equipment	$—	$8.9	$—
Issuance of restricted stock, net of forfeitures	$9.9	$—	$0.1
Tax benefit from exercise of stock options	$6.7	$8.4	$0.4

Adoption of New Accounting Pronouncement

FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        In March 2005, the FASB issued FASB Interpretation No. 47—"Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," ("FIN 47") which clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." ("SFAS No. 143") Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

        We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants contained within our manufacturing properties.

        The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 statement of income. This adjustment represents a depreciation charge and an accretion of liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

        Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon the settlement. The net value of the asset retirement obligation liabilities calculated on a pro-forma basis as if the standard had been retrospectively applied to all periods presented are as follows:

December 25, 2005	December 26, 2004	December 28, 2003
$9,628,580	$5,926,852	$5,487,826

New Accounting Pronouncements

SFAS 123R, "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS No. 123R) was issued in December 2004 and will be effective for us in the first quarter of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on their fair values. Currently, under an exemption written into the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we present pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified-prospective transition method of implementing SFAS 123R. Under the modified prospective method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R should continue to be accounted for in accordance with SFAS 123, except that the pro forma fair value amounts must be recognized in the income statement.

        In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

        We have elected to use the Black-Scholes option pricing model to value stock options granted in 2006 and will amortize the expense on a straight-line basis over the vesting period. We expect to use lattice modeling to determine our expected term assumption. Other equity instruments issued as compensation will be valued based upon the market price of our stock on the date of grant and will be amortized on a straight-line basis over their earnings periods.

        The pro forma disclosures included earlier under "Stock Based Compensation" approximate what would have been the impact of applying SFAS 123R to the historical periods presented. However, the 2005 historical period presented includes the effects of the accelerated vesting of all outstanding, but unvested stock options on the date of our Merger ($18 million) and the accelerated vesting of all outstanding, but unvested stock options with exercise prices above $70 approved by our Board of Directors in December 2005 ($29 million). The Board action in December, while serving to reduce future stock option amortization expense as a result of adoption of SFAS 123R, will be offset by new issuances of equity instruments to employees in 2006. We are finalizing our first quarter 2006 option expense calculations and do not yet know the impact to our income statement.

SFAS No. 151 "Inventory Costs"

        SFAS No. 151 is an amendment to ARB No. 43, Chapter 4 that will be effective for us in fiscal 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage to require that those costs be expensed currently, as opposed to being included in overhead costs. We do not anticipate that the adoption will have a significant impact on our financial statements.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS No. 154 replaces APB Opinion No. 20 and FAS No. 3 and will be effective for us in fiscal 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion previously considered a change in accounting principle are now considered a change in estimate under SFAS No. 154, requiring prospective adoption.

SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments"

        SFAS No. 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other things, SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We are still reviewing the impact that SFAS No. 155 will have on our financial statements.

FASB Staff Position ("FSP") No. FIN 45-3 "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners"

        FSP No. FIN 45-3 is an amendment to FIN 45 requiring the recognition and disclosure of the fair value of an obligation undertaken for a minimum revenue guarantees granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. The FSP is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first quarter 2006.

2. Mergers and Acquisitions

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

        Molson Class A non-voting and Class B common shareholders, excluding Pentland Securities (a company controlled by Eric Molson, a related party), also received a special dividend (the "Special Dividend") of Cdn $5.44 per share, or a total of approximately Cdn $652 million (US $523 million) paid by Molson in connection with the Merger to Molson Inc. shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson Inc.'s common stock were approximately 1.4 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson Inc.'s directors and senior management between January 28, 2005, and February 8, 2005. This resulted in an increase in the Special Dividend of Cdn $12 million (US $10 million) and an increase in Molson Inc.'s outstanding Class A common stock. As discussed below, the Special Dividend was financed through additional debt.

        At its January 28, 2005, meeting, in light of the amount of work involved in completing the Merger transaction, the Board of Directors of Molson Inc. authorized additional payments of: Cdn $50,000 (US $39,800) to each of the then outside directors of Molson Inc.; an additional Cdn $50,000 (US $39,800) to the chairs of the Independent Committee and Human Resources Committee; and Cdn $845,000 (US $672,630) in aggregate additional payments to executive officers and certain other employees of Molson Inc. All Merger-related expenses incurred by Molson Inc. prior to the Merger were expensed as incurred.

Reasons for the Merger

        The Merger placed our combined Company as the world's fifth largest brewer, by volume, with combined annual volume of approximately 40 million barrels. The combined Company offers a diverse offering of owned and licensed brands in key markets throughout the world. Management has identified synergies that the combined Company believes it can achieve in stages over the next three years, including the closing of the Memphis plant discussed in Note 8, in addition to administrative, strategic sourcing and other cost reductions. However, there can be no assurances that we will achieve all synergies.

Pro Forma Results

        As discussed in Note 1, the results of Molson Canada have been included in the consolidated financial statements since February 9, 2005.

        The following unaudited, pro forma information shows the results of our operations for the fiscal year ended December 25, 2005 as if the Merger had occurred at the beginning of the fiscal year. The pro forma results include special charges of $169.3 million, consisting of post-Merger charges and Merger-related charges incurred by Molson prior to February 9, 2005. Pro forma results for 2004 include special charges of $12.9 million, including Merger-related Corporate expenses.

	Year ended
	December 25, 2005	December 26, 2004
	(In millions, except per share amounts)
Net sales	$5,613.1	$5,869.9
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$290.3	$575.6
Net income	$93.4	$193.5
Net income per common share:
Basic	$1.11	$2.31
Diluted	$1.10	$2.25

Allocation of Purchase Price

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and Merger-related costs incurred by Coors, of which $16 million was incurred prior to the Merger. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's assets and liabilities based upon their fair values, with the residual to goodwill. The allocation of the purchase price was substantially complete as of December 25, 2005. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date.

As of February 9, 2005
(In millions)
Current assets	$486.7
Property, plant and equipment	1,011.6
Other assets	489.6
Intangible assets	3,734.9
Goodwill	1,837.6

Total assets acquired	7,560.4

Current liabilities	(688.3)
Non-current liabilities and minority interests	(3,315.6)

Total liabilities assumed	(4,003.9)

Net assets acquired	$3,556.5

        We have allocated preliminary purchase price to goodwill and intangibles as follows. Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques.

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$270.7	4 to 11
Brands	144.5	12

Total Canada Segment	415.2
Brazil Segment
Distribution Network	8.3	15
Brands	23.5	12 to 36

Total Brazil Segment	31.8
Total Intangible Assets—Finite Lived	447.0

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Network	811.5
Brands	2,476.4

Total Intangible Assets—Indefinite Lived	3,287.9

Total Intangible Assets	$3,734.9

Goodwill
Canada Segment	$625.2
Brazil Segment	95.4
US Segment	1,117.0

Total Goodwill	$1,837.6

        Synergies deriving from the Merger are expected to benefit both the Canada and US segments. However, goodwill has been allocated to the US segment based upon projections that a large portion of synergy cost savings will benefit that segment. Fair value estimates of the US segment done both with and without total synergies expected to benefit the US segment indicate a difference in that fair value of $1.1 billion. Management believes that this amount provides a reasonable basis for allocation of goodwill to the US segment.

Merger-related Debt

        Subsequent to the Merger, we established a $1.0 billion bridge facility which was used to refinance pre-Merger Molson debt, including debt used to finance the Special Dividend and to refinance some of Molson's other pre-Merger debt. We also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings. We had $163 million outstanding under the credit facility at December 25, 2005. Subsequent to establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated. The bridge loan facility was refinanced with proceeds from approximately $1.1 billion of senior notes, which were issued on September 22, 2005 (see related Note 13).

Merger-related Other

        Molson sold the majority of its ownership in the Montréal Canadiens professional hockey club (the Club) to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the Club, as well as a preferred interest, redeemable in 2009. The preferred equity interest has a stated value of Cdn $86.5 million. (approximately US $74.2 million) and is redeemable in 2009. We have determined that, while the Club is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. As a result, we account for our interest in the Club using the equity method.

        The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and MCBC to abide by funding requirements included in the terms of the shareholders' agreement. In addition, MCBC is party to certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Club and the purchaser are not able to meet their obligations, or in the event of a default, we shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn $92 million (approximately US $79 million) at December 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2004 were Cdn $2.4 million (approximately $1.2 million), and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index. The lessee is an entity owned by the purchaser of the Canadiens.

        We have made estimates of the fair values of the common and preferred equity investments in the Montréal Canadiens, as well as of the guarantee to lenders noted above and a guarantee of payments due under the land lease, which are accrued as of December 25, 2005. We have assigned values to intangible assets that are imbedded in our investment in the Montréal Canadiens, which is recorded in Other non-current assets. We recorded amortization in 2005 of $0.6 million associated with the estimated finite-lived intangibles. This amortization cost is classified as a component of our equity in income or loss in the Canadiens.

3. Discontinued Operations

        On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68 million cash, including the assumption by FEMSA of Kaiser-related debt and contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retained a 15% interest in Kaiser and have one seat out of seven on its board. Heineken NV remains a 17 percent equity partner in the Kaiser business. We undertook the sale of Kaiser to allow us to focus on our United States, Canada and UK markets, and to continue to deliver the cost synergies and other benefits related to the Merger. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil.

        The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with previously utilized purchased tax credits. Any potential liabilities associated with these exposures were not considered probable during 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $205 million. Second, we provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those liabilities settle at amounts greater than those amounts recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. We will record these guarantee liabilities on the balance sheet at fair value, and the creation of those liabilities will reduce the expected gain on the sale of 68% of the business to be reported in the first quarter of 2006.

        We hold a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15 million or fair market value for the next three years and at fair market value after three years. The value of the put option will increase the gain on the sale expected to be reported in the first quarter of 2006. FEMSA holds a call option to purchase from us our remaining 15% interest at fair market value beginning in January 2013.

        Kaiser had $244.7 million of net sales and $100.5 million of pre-tax losses during 2005. The pre-tax losses included $46.7 million of special charges associated with contingent tax liabilities. The pre-tax loss also includes $7.3 million of interest expense, associated with Brazil bank debt, that would have been recorded in the Corporate segment had Brazil remained an operating segment.

        As our Brazil segment represented a discontinued operation as of December 25, 2005, we have segregated the results of operations, financial position, and cash flows for the Brazil segment in our financial statements to be reflected as discontinued operations.

4. Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN 46R) expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch) and Brewers' Retail Inc. (BRI). Accordingly, we have consolidated these four joint ventures, three of which were effective December 29, 2003, the first day of our 2004 fiscal year. Our partners' share of the operating results of the ventures is eliminated in the minority interests line of the accompanying Consolidated Statements of Income. Results of operations and financial position from prior periods have not been restated as a result of the adoption of FIN 46R.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. In 2003, prior to the application of FIN 46R, our share of pre-tax joint venture profits for this venture, totaling $7.8 million, was included in cost of goods sold in our Consolidated Statements of Income. RMBC is a non-taxable entity. Accordingly, income tax expense in our Consolidated Statements of Income only includes taxes related to our share of the joint venture income.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation (Ball) in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. In 2003, prior to the application of FIN 46R, our share of pre-tax joint venture profits, totaling $0.1 million, was included in cost of goods sold in our Consolidated Statements of Income. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of income only includes taxes related to our share of the joint venture income. Upon consolidation of RMMC, debt of approximately $40 million was added to our balance sheet. As of December 25, 2005, MCBC is the guarantor of this debt.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch® branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. In 2003, prior to the application of FIN 46R, our share of pre-tax profits for this venture, totaling $3.6 million, was included in cost of goods sold in our Consolidated Statements of Income. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense on the accompanying statements of income includes taxes related to the entire income of the venture. Upon consolidation, net fixed assets of approximately $4 million and net intangibles of approximately $20 million were added to our balance sheet.

Brewers' Retail Inc.

        Brewers' Retail Inc. (BRI) is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Labatt and Sleeman brewers. BRI was acquired as part of the Merger. Partnership percentages fluctuate with sales volumes. At December 25, 2005, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt and pension liabilities, which were approximately $184 million and $79 million, respectively, at December 25, 2005.

        The following summarizes the assets and results of operations of our consolidated joint ventures (including minority interests):

	Year Ended December 25, 2005			Year Ended December 26, 2004			Year Ended December 28, 2003
	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income	Total Assets(2)	Sales(1)	Pre-tax Income
	(In thousands)
Grolsch	$30,724	$76,045	$12,083	$33,407	$100,657	$13,495	$16,857	$79,086	$10,607
RMBC	$48,437	$90,855	$15,438	$43,441	$84,343	$19,507	$42,953	$85,307	$12,281
RMMC	$68,826	$219,365	$8,925	$58,737	$209,594	$5,156	$63,676	$205,080	$223
BRI(3)	$324,160	$180,562	$—	$—	$—	$—	$—	$—	$—

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
Excludes receivables from the Company.

(3)
BRI results from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company, which are sold on a consignment basis. Total annual BRI beer sales approximate Cdn $2.6 billion, of which MCBC recognizes its share or approximately 52% as net sales in the statement of operations.

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

5. Other (Expense) Income, net

	Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Share of non-majority owned equity investment income (loss), net(1)	$(9,429)	$(5,340)	$1,804
Royalty income (loss), net(2)	(96)	9,246	2,639
Foreign currency gains, net	3,454	775	1,252
Non-operating asset disposition gains (losses), net(3)	(2,665)	11,601	3,520
Asset impairments	(1,259)
Loss on leases in the United Kingdom(4)	(4,718)
Other, net	1,468	(3,336)	(818)

Total other (expense) income, net	$(13,245)	$12,946	$8,397

(1)
Relates to income (loss) from Tradeteam, MUSA (in 2004 and 2003) and the Montréal Canadiens.

(2)
In 2004, under a court settlement, we received royalty payments for an operation we no longer own, but for which we were owed royalties. Due to uncertainty regarding collection, we had been recognizing income as payments were received. We will no longer receive royalties from this operation.

(3)
Includes non-operating real estate sales, net of losses, as discussed below.

(4)
Resulting from lost sublease income from non-operating properties, which served to offset lease obligations in prior years.

Sale of Real Estate to Cabela's

        On December 23, 2004, we sold 80 acres of land at our Golden brewery site to Cabela's, upon which they intend to build a retail sporting goods store. A gain of $3.2 million is included in other income in 2004. The contract also calls for Cabela's to reimburse CBC for costs we will incur to reclaim a former gravel pit.

        We are recognizing an additional $2.1 million gain, before reclamation expense of approximately $1.0 million, as we receive reimbursement from Cabela's for the amounts exceeding the pre-existing reclamation liability.

South Table Mountain Land Sale

        On December 12, 2004, we sold real estate on South Table Mountain, adjacent to the Golden brewery, to Jefferson County of Colorado. The property will be preserved as public open space. We received $9.9 million in cash, and recorded an $8.2 million gain that is included in Other Income for the year ended December 26, 2004.

6. Segment and Geographic Information

        We have realigned our reporting segments as a result of the Merger. For comparative purposes, we have also reclassified amounts in the prior period to reflect the new segment reporting format.

United States (US)

        The US segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, Mexico and in the Caribbean. This segment also includes the results of the Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN 46R.

Europe

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, with sales in Asia and other export markets, our joint venture arrangement relating to the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R), and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam).

Canada

        The Canada segment consists of our production and sale of the Molson and Coors Light brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R); and our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club.

        We also distribute, market and sell Corona Extra® in Ontario, Québec, and the Atlantic provinces under agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V.

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

Discontinued Operations

        Our Brazil segment, which was comprised of Kaiser, was sold subsequent to December 25, 2005, and has been reflected as a discontinued operation herein.

        No single customer accounted for more than 10% of our sales. Inter-segment sales revenues are insignificant and eliminated in consolidation.

        Summarized financial information concerning our reportable segments is shown in the following table:

	For the years ended
Income Statement Information:	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
United States
Net sales	$2,474,956	$2,380,193	$2,328,004
Income before income taxes, after minority interests	129,364	189,200	179,147
Europe
Net sales	1,501,299	1,864,930	1,624,582
Interest income(1)	12,978	16,024	17,156
Income before income taxes, after minority interest	60,751	149,483	134,762
Canada
Net sales(2)	1,527,306	60,693	47,527
Income before income taxes, after minority interests	346,465	61,662	47,641
Total Operating Segments
Net sales from operating segments	5,503,561	4,305,816	4,000,113
Income before income taxes from operating segments, after minority interests	536,580	400,345	361,550
Corporate	(255,870)	(108,381)	(107,732)

Total consolidated income from continuing operations before income taxes and cumulative effect of change in accounting principle, and after minority interests	$280,710	$291,964	$253,818

(1)
Related primarily to interest on trade loans.

(2)
Represents royalty income from Molson Coors Canada in 2004 and 2003.

	Year ended December 25, 2005
	US	Europe	Canada	Corporate(1)	Total
	(in thousands)
Income (loss) before income taxes and cumulative effect of change in accounting principle, and after minority interests	$129,364	$60,751	$346,465	$(255,870)	$280,710
Minority interests, before taxes	12,679	5,798	5,093	(9,079)	14,491

Income (loss) before income taxes	$142,043	$66,549	$351,558	$(264,949)	$295,201
Income tax expense					(50,264)

Income before minority interests					244,937
Minority interests					(14,491)

Income from continuing operations					$230,446

(1)
Net sales are primarily related to brand marketing efforts which are not allocated to our operating segments which we did not incur prior to 2005.

	Year Ended December 26, 2004
	US	Europe	Canada	Corporate	Total
	(in thousands)
Income (loss) before income taxes, after minority interests	$189,200	$149,483	$61,662	$(108,381)	$291,964
Minority interests, before taxes	13,015	6,854	—	(3,651)	16,218

Income (loss) before income taxes	$202,215	$156,337	$61,662	$(112,032)	$308,182
Income tax expense					(95,228)

Income before minority interests					212,954
Minority interests					(16,218)

Net income					$196,736

	Year Ended December 28, 2003
	US	Europe	Canada	Corporate	Total
	(in thousands)
Income before income taxes, after minority interests	$179,147	$134,762	$47,641	$(107,732)	$253,818
Minority interests, before taxes	—	—	—	—	—

Income (loss) before income taxes	179,147	134,762	47,641	(107,732)	253,818
Income tax expense					(79,161)
Income before minority interests					174,657
Minority interests					—

Net income					$174,657

	As of
	December 25, 2005	December 26, 2004
	(In thousands)
Balance Sheet Information:
United States
Total assets	$2,631,312	$1,478,131
Europe
Total assets	2,713,441	3,170,926
Canada
Total assets	5,875,120	8,467
Discontinued operations
Total assets	579,392	—

Total
Total consolidated assets	$11,799,265	$4,657,524

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Cash Flow Information:
United States
Depreciation and amortization(1)	$172,981	$139,927	$125,118
Capital expenditures(2)	198,968	105,151	94,408
Europe
Depreciation and amortization(1)	111,802	125,994	111,703
Capital expenditures(2)	86,601	106,379	146,050
Canada
Depreciation and amortization(1)	108,031	—	—
Capital expenditures(2)	120,476	—	—
Total
Depreciation and amortization(1)	392,814	265,921	236,821
Capital expenditures(2)	406,045	211,530	240,458

(1)
Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Capital expenditures include additions to properties and intangible assets, excluding assets acquired in the Merger with Molson.

        The following tables represent sales and long-lived assets by geographic segment:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Net sales to unaffiliated customers(1):
United States and its territories	$2,467,738	$2,384,080	$2,325,873
United Kingdom	1,418,407	1,783,985	1,575,710
Canada	1,525,900	60,693	47,528
Other foreign countries	94,861	77,058	51,002

Net sales	$5,506,906	$4,305,816	$4,000,113

	As of
	December 25, 2005	December 26, 2004
	(In thousands)
Long-lived assets(2):
United States and its territories	$900,339	$873,796
United Kingdom	498,844	571,571
Canada	906,140	—
Other foreign countries	238	217

Total long-lived assets	$2,305,561	$1,445,584

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Long-lived assets include net properties.

7. Income Taxes

        The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Domestic	$(49,369)	$154,305	$134,479
Foreign	344,570	153,877	119,339

Total	$295,201	$308,182	$253,818

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Current:
Federal	$26,329	$45,631	$7,993
State	1,963	8,176	274
Foreign	38,333	26,808	16,985

Total current tax expense	66,625	80,615	25,252

Deferred:
Federal	(77,159)	11,423	39,355
State	(3,965)	2,502	5,369
Foreign	58,075	(7,710)	8,773

Total deferred tax expense	(23,049)	6,215	53,497

Other:
Allocation to paid-in capital	6,688	8,398	412

Total income tax expense from continuing operations	$50,264	$95,228	$79,161

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
Expected tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	2.2	2.1
Effect of foreign tax rates	(7.8)	(6.5)	(4.8)
Effect of treating all past foreign subsidiary earnings as permanently reinvested	(11.8)	—	—
Other, net	1.2	0.2	1.8
Audit resolution		—	(2.9)

Effective tax rate	17.0%	30.9%	31.2%

        Our deferred taxes are composed of the following:

	As of
	December 25, 2005	December 26, 2004
	(In thousands)
Current deferred tax assets:
Compensation related obligations	$12,453	$16,518
Postretirement benefits	4,768	3,776
Accrued liabilities and other	40,516	9,481
Valuation allowance	(200)	—

Total current deferred tax assets	57,537	29,775

Current deferred tax liabilities:
Partnership investments	130,075	—
Hedging	—	9,346
Other	13,819	—
Unremitted earnings	—	23,053

Total current deferred tax liabilities	143,894	32,399

Net current deferred tax liabilities(1)	$86,357	$2,624

Non-current deferred tax assets:
Compensation related obligations	$70,076	$55,188
Postretirement benefits	50,799	100,366
Foreign exchange losses	62,362	84,598
Deferred foreign tax credits	3,342	196,838
Tax loss carryforwards	82,004	15,353
Accrued liabilities and other	224,576	6,028
Valuation allowance	(18,553)	(55,353)

Total non-current deferred tax assets	474,606	403,018

Non-current deferred tax liabilities:
Fixed assets	264,143	209,036
Partnership investments	21,123	12,577
Intangibles	711,247	122,791
Other	22,608	8,113
Unremitted earnings	—	32,124

Total non-current deferred tax liabilities	1,019,121	384,641

Net non-current deferred tax asset(1)	$—	$18,377

Net non-current deferred tax liability(1)	$544,515	$—

(1)
Our net deferred tax assets and liabilities are composed of the following:

	As of
	December 25, 2005	December 26, 2004
	(in thousands)
Domestic net current deferred tax assets	$20,127	$—
Domestic net current deferred tax liabilities	—	5,852
Foreign net current deferred tax assets	—	3,228
Foreign net current deferred tax liabilities	106,484	—

Net current deferred tax liabilities	$86,357	$2,624

	As of
	December 25, 2005	December 26, 2004
	(in thousands)
Domestic net non-current deferred tax assets	61,611	168,304
Domestic net non-current deferred tax liabilities	—	—
Foreign net non-current deferred tax assets	—	—
Foreign net non-current deferred tax liabilities	606,126	149,927

Net non-current deferred tax assets	$—	$18,377

Net non-current deferred tax liabilities	$544,515	$—

        Our year-to-date effective tax rate was 17% down from 30.9% for the prior year due primarily to lower income tax on our Canadian and UK businesses and a deferred tax benefit resulting from the reversal of a previously recognized deferred tax liability due to our electing to treat our portion of all foreign subsidiary earnings through December 25, 2005 as permanently reinvested under the accounting guidance of APB 23 and SFAS 109.

        The Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $69.6 million at December 25, 2005. The Canadian capital loss carryforwards do not have a limit in time to be used and the Canadian net operating loss carryforwards will expire in 2013 through 2015. The Company has established a valuation allowance in the amount of $6.2 million for the portion of the deferred tax asset attributable to the Canadian loss carryforwards that it believes will, more likely than not, not be realized. In addition, the Company has UK capital loss carryforwards. The tax effect of these attributes was $15.4 million at December 26, 2004, and $12.4 million at December 25, 2005. The UK capital loss carryforwards do not have a limit in time to be used; however, the Company believes that the deferred tax asset associated with these UK loss carryforwards will, more likely than not, not be realized and has established a valuation allowance for the full amount, $15.4 million and $12.4 million at December 26, 2004 and December 25, 2005, respectively. The change in the tax effected loss carryforward and associated valuation allowance from December 26, 2004, to December 25, 2005, is attributable to unexpected utilization of a portion of the underlying capital loss carryforwards and changes in the foreign exchange rate.

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. The FASB is currently considering changes to accounting for uncertain tax positions. Because of the nature and extent of the changes are not fully known we are not able to predict the impact on our tax contingency reserve, if any.

        During 2002, in connection with the purchase of CBL, we recorded a deferred tax liability on the books of CBL and a corresponding deferred tax asset on the books of the acquiring Company for the difference between the purchase price and historical basis of the CBL assets. Concurrently, we recorded a $40.0 million valuation allowance to reduce our deferred tax asset to the amount that is more likely than not to be realized. In 2005 the Company re-evaluated the purchase accounting and determined that recording this deferred tax asset was not appropriate as it did not represent either a tax carry-forward or a difference in the book and tax bases of the net assets at the time the purchase accounting adjustments were recorded. The impact of the misstatement on the Company's balance sheet was an overstatement of the long-term deferred tax asset account of $157 million, with a corresponding understatement of goodwill of $147 million at December 26, 2004. The impact of this misstatement was not material to the consolidated balance sheets for December 26, 2004. This error resulted in immaterial misstatements in the Company's reported income tax provision for the year ended December 26, 2004.

        We have historically provided US deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all foreign subsidiary earnings through December 25, 2005 as permanently reinvested. Under the accounting guidance of APB 23 and SFAS 109, "Accounting for Income Taxes," we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability to our UK subsidiary. As of December 25, 2005, approximately $255 million of retained earnings attributable to international companies was considered to be indefinitely invested. The Company's intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that US foreign tax credits would largely eliminate any US taxes and offset any foreign withholding taxes due on remittance.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Jobs Act"). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Jobs Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase-out of the ETI and the phase-in of this new deduction did not materially impact the Company's effective tax rate in 2005.

        In addition to the deduction for income from qualified domestic production activities, the Jobs Act also creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, which resulted in the Company not recognizing a benefit from this provision of the Jobs Act, and as such, not repatriating any of these foreign earnings.

8. Special Items, net

        Largely in connection with the Merger and our related synergy goals, we have incurred charges in 2005 that are not indicative of our normal, recurring operations. As such, we have separately classified these charges as special operating expenses. By segment, the following items are included in special charges.

Summary of Special Charges

        The table below details Special Charges recorded in 2005, by program. The Special charge in 2004 includes the gain of $7.5 million recognized on the sale of the Cape Hill brewery in the UK.

(In millions)
US—Memphis accelerated depreciation	$36.5
US—Memphis and Golden restructuring and other costs	6.6
US—Memphis pension withdrawal cost	25.0
Canada restructuring program	5.2
Europe net gains on assets	(2.9)
Europe restructuring program	14.3
Europe segment exit costs	2.4
Corporate change in control to Coors executives	40.9
Corporate other severance for Molson executives	14.8
Corporate—other	2.6

Total	$145.4

US Segment

        The US segment has recognized $68.1 million of special charges in 2005 in accordance with a plan approved by the Company's board of directors. $36.5 million of these charges related to accelerated depreciation and asset write-offs incurred in connection with our previously announced plans to close our Memphis facility. In February 2006, we announced a new exit date of October 2006 that will result in the earlier recognition of some costs in the first three quarters of 2006. $25.0 million of these charges relate to the estimated payment required upon withdrawal from the hourly workers' multi-employer pension plan associated with our Memphis location. The remaining $6.6 million primarily includes employee termination costs at Memphis and at our Golden facility, of which expenditures totaling $3.7 million have been made as of December 25, 2005. On July 26, 2005, Molson Coors Brewing Company reached a new labor agreement with the Teamsters Union representing the majority of its workers at the Company's brewery in Memphis, Tennessee. The new labor agreement includes terms for a one-time benefit to employees who are involuntarily terminated in connection with the closure of this brewery. Retention and severance costs for the Memphis employees will be accrued over the service period during which such benefits are earned by the employees.

        In conjunction with the plans to close this facility, and in addition to the estimated union pension plan withdrawal payment, we expect to incur approximately $15 million to $25 million in cash expenses, consisting of severance and other employee related costs of approximately $10 million and equipment relocation and other facility transition costs of $5 million to $15 million. We also expect to incur non-cash related expenses of $75 million to $80 million through accelerated depreciation. These expenses will be incurred during 2006 and the first quarter of 2007.

        The following summarizes the activity in the US segment restructuring accruals:

	Accruals for
	Severance and Other Employee-Related Costs	Closing and Other Costs	Total
	(in millions)
Balance at December 26, 2004	$—	$—	$—
Charges taken	29.8	1.8	31.6
Payments made	(1.9)	(1.8)	(3.7)
Other adjustments	—	—	—

Balance at December 25, 2005	$27.9	$—	$27.9

        The Memphis brewery currently employs approximately 400 people and brews Coors Light for export, Zima XXX, Blue Moon and Keystone Light. Memphis production of these brands will move to other locations when the brewery is closed. We expect the brewery to be closed in late 2006.

Canada Segment

        The Canada program consists of restructuring the sales and marketing organization, including $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs. As of December 25, 2005, $0.6 million of severance had been paid.

Europe Segment

        The Europe segment incurred net special charges of $13.8 million during 2005, which consist of an impairment charge for unused brewing assets in the United Kingdom totaling $3.6 million and restructuring and other exit cost charges totaling $14.3 million, offset by income from a previous real estate transaction and gains on sales of assets in 2005 totaling $6.5 million. Restructuring charges relate to production operations and overhead cost reduction initiatives and consist primarily of employee termination costs. Other exit costs totaling $2.4 million relate to the closure of our Russia and Taiwan operations.

        Our 2004 special item reflects the gain recognized on the sale of our Cape Hill brewery in May 2004.

        The following summarizes the activity in the Europe Segment restructuring accruals:

	Accruals for
	Severance and Other Employee-Related Costs	Closing and Other Costs	Total
	(in millions)
Balance at December 26, 2004	$—	$—	$—
Charges taken	14.1	0.2	14.3
Payments made	(3.4)	(0.2)	(3.6)
Other adjustments for currency translation	0.3	—	0.3

Balance at December 25, 2005	$11.0	$—	$11.0

Canada Restructuring Program

        The Canada program consists of restructuring the sales and marketing organizations, including $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs. As of December 25, 2005, $0.6 million of severance had been paid.

Corporate Costs

Coors Executives' Rights on Change in Control

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

        In addition, these employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus, continued health, pension and life insurance benefits and gross-ups for income taxes, as applicable. For terminated executives and officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control. As a result of the drop in our stock price since the Merger, we recorded a net charge for the year ended December 25, 2005 of $7.0 million representing the amount of cash payments that would have been required if terminated executives and officers had exercised options at December 25, 2005. If the price of the Company's stock rises above this option floor, it will result in a reduction to this charge. To the extent the Company's stock price falls below the price on December 25, 2005 additional charges will be necessary.

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

        The Company offered retention benefits to each employee covered by the change in control agreements (except for both Coors' then Chairman and Chief Executive Officer who entered into new employment agreements), in return for forfeiting their rights under the agreements. Twelve affected employees declined the retention plan offer. Corporate Special Charges for the year ended December 25, 2005 include $40.9 million accrued for departing employees under this plan, which includes $7.0 million related to the option floor benefit. Costs of the retention plan are being recognized ratably over the period that the employees remain with the Company and earn their retention bonuses. These costs will be included in future operating results and will total approximately $7.2 million over a two-year period.

Departure of Other Officers

        During the second quarter of 2005, two other officers (who were former officers of Molson Inc.) left the Company, resulting in severance and additional pension benefits. Special charges totaling $14.8 million were recorded in the second quarter related to these and other Molson severance and retention charges.

Other Corporate Special Charges

        The remaining special charges of $2.6 million consist of Merger-related costs that were incurred by Coors, but did not qualify for capitalization in purchase accounting and all of which was expended during fiscal 2005.

9. Stockholders' Equity

        Changes to the number of shares of capital stock issued were as follows (shares in thousands):

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
Balances at December 29, 2002	1,260	35,081	—	—
Shares issued under equity compensation plans	—	73	—	—

Balances at December 28, 2003	1,260	35,154	—	—
Shares issued under equity compensation plans	—	1,238	—	—

Balances at December 26, 2004	1,260	36,392	—	—
Shares issued under equity compensation plans	—	1,214	—	—
Shares issued in the Merger with Molson Inc.	67	12,125	2,437	32,160
Shares exchanged for common stock	18	12,021	(510)	(11,529)

Balances at December 25, 2005	1,345	61,752	1,927	20,631

        Refer to Note 2 for a description of activity related to the Merger.

        At a special meeting of our stockholders in October 2003, Class A and Class B stockholders voted to approve a proposal that resulted in a change of our place of incorporation from Colorado to Delaware. The change was beneficial to us, due to Delaware's comprehensive, widely used and extensively interpreted corporate law. The re-incorporation did not result in any change in our name, headquarters, business, jobs, management, location of offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities, or net worth. However, the par value of all our classes of stock changed to $0.01 per share, effective in the fourth quarter of 2003, resulting in a reclassification of amounts from par value to paid-in-capital.

        From October 2003 to the effective date of the Merger, both classes of common stock had the same rights and privileges, except for voting, which (with certain limited exceptions) was the sole right of the holder of Class A common stock.

        At December 25, 2005, December 26, 2004, and December 28, 2003, 25 million shares of no par value preferred stock were authorized but unissued.

        Pursuant to our former by-laws, restricted Class B shares were required to first be offered to us for repurchase. The board of directors authorized the repurchase of up to $40 million per year of our outstanding Class B common stock on the open market during 2002; however, no repurchases of either restricted shares or from the open market have been authorized.

10. Earnings Per Share

        Basic and diluted net income per common share was arrived at using the calculations outlined below:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands, except per share data)
Net income available to common stockholders	$134,944	$196,736	$174,657

Weighted average shares for basic EPS	79,403	37,159	36,338
Effect of dilutive securities:
Stock options	497	629	227
Contingently issuable shares	—	101	—
Unvested restricted shares	136	20	31

Weighted average shares for diluted EPS	80,036	37,909	36,596

Basic EPS	$1.70	$5.29	$4.81

Diluted EPS	$1.69	$5.19	$4.77

Dividends per share	$1.28	$0.82	$0.82

Anti-dilutive securities	3,986	1,215	3,573

        The dilutive effects of stock options were determined by applying the treasury stock method, assuming we were to purchase common shares with the proceeds from stock option exercises and windfall tax benefit. Anti-dilutive securities were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares during the periods presented.

11. Properties

        The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 25, 2005	December 26, 2004
	(In thousands)
Land and improvements	$207,454	$142,328
Buildings and improvements	967,584	729,715
Machinery and equipment	3,302,685	2,785,985
Natural resource properties	3,608	3,607
Software	221,615	213,819
Construction in progress	266,460	53,740

	4,969,406	3,929,194
Less accumulated depreciation and amortization	(2,663,845)	(2,483,610)

Net properties	$2,305,561	$1,445,584

        Land, buildings and machinery and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 40 years; and machinery and equipment, 3 to 20 years.

        Depreciation expense was $326.4 million, $240.8 million and $212.0 million for fiscal years 2005, 2004 and 2003, respectively. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

        We capitalize certain software development costs that meet established criteria, in accordance with Statement of Position, "Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use," (SOP 98-1). We amortize software costs over 3-5 years. During 2004 and 2003, we placed into service approximately $44.0 million of software assets related to our supply chain processes and systems implementation. Software development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred. Capitalized software added in 2005 was insignificant.

        CBL owns and maintains the dispensing equipment in on-premise retail outlets. Dispensing equipment which moves the beer from the keg in the cellar to the glass, is capitalized at cost upon installation and depreciated on a straight-line basis over an average life of 7 years. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

12. Goodwill and Intangible Assets

        The following tables present details of our intangible assets, other than goodwill, as of December 25, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(in millions)
Intangible assets subject to amortization:
Brands	3 - 35	$275.5	$(64.5)	$211.0
Distribution rights	2 - 14	329.4	(54.2)	275.2
Patents and technology and distribution channels	3 - 10	28.6	(13.3)	15.3
Other	5 - 34	14.2	(9.3)	4.9
Intangible assets not subject to amortization:
Brands	Indefinite	3,004.6	—	3,004.6
Pension	N/A	16.0	—	16.0
Distribution networks	Indefinite	867.8		867.8
Other	Indefinite	28.5	—	28.5

Total		$4,564.6	$(141.3)	$4,423.3

        The following tables present details of our intangible assets, other than goodwill, as of December 26, 2004:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(in millions)
Intangible assets subject to amortization:
Brands	3 - 20	$130.1	$(48.5)	$81.6
Distribution rights	2 - 10	38.4	(14.4)	24.0
Patents and technology and distribution channels	3 - 10	31.7	(11.6)	20.1
Other	5 - 34	16.3	(9.1)	7.2
Intangible assets not subject to amortization:
Brands	Indefinite	385.5	—	385.5
Pension	N/A	34.7	—	34.7
Other	Indefinite	27.9	—	27.9

Total		$664.6	$(83.6)	$581.0

        The following summarizes the change in goodwill:

	Fiscal Years Ended
	December 25, 2005	December 26, 2004
	(in millions)
Balance at beginning of year	$890.8	$796.4
Merger with Molson Inc.	1,837.6	—
Acquisition of Creemore Springs	4.5	—
Adjustment to deferred taxes in CBL acquisition	142.0	—
Reclassification from investments in joint ventures	64.9	—
Reclassification to non-current assets from discontinued operations	(95.4)	—
Impact of currency exchange and other	26.9	94.4

Balance at end of year	$2,871.3	$890.8

        We restated our first quarter 2005 financial statements as a result of errors in accounting for income taxes related to purchase accounting for a deferred tax asset, and the inter-period allocation of a change in an income tax contingency accrual. The item in the table above entitled "Adjustment to deferred taxes in CBL acquisition" is in reference to this issue.

        During the second quarter of 2005, we acquired Creemore Springs Brewery, Ltd. for cash of $16.6 million. The purchase included a small brewing facility in Canada and the Creemore Springs brand, which is included in our Canada segment brand portfolio. The acquisition resulted in the addition of $12.8 million of brand intangible assets and $4.5 million of goodwill.

        Prior to the Merger, we classified $64.9 million of goodwill associated with our investment in the Molson USA joint venture, previously accounted for under the equity method, in investments in joint ventures on the balance sheet. Molson USA became a wholly-owned subsidiary at the time of the Merger and the amount was reclassified to goodwill associated with the US segment.

        As of December 25, 2005, our Kaiser business in Brazil was classified as a discontinued operation. As a result, we reclassified goodwill associated with Kaiser, originally recognized through the Merger with Molson Inc., to non-current assets from discontinued operations.

        Based on foreign exchange rates as of December 25, 2005, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2006	$71.4
2007	$71.4
2008	$71.4
2009	$65.3
2010	$50.0

        Amortization expense of intangible assets was $66.4 million, $25.1 million and $22.2 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 respectively.

        As of December 25, 2005, goodwill was allocated between our reportable segments as follows. We do not have reporting units below the segment level:

Segment	Amount
(In millions)
United States	$1,347.6
Europe	791.1
Canada	732.6

Total	$2,871.3

        As discussed in Note 2, we allocated $1.8 billion to goodwill as a result of the Merger. See Note 2 for the detailed listing of values assigned to intangibles and goodwill resulting from the Merger. Goodwill created by the Merger amounting to $1.1 billion has been allocated to the US segment based upon projections that a large portion of synergy cost savings will benefit that business unit. In addition, $140.9 million of goodwill associated with the 2002 acquisition of CBL has been allocated to the US segment, also based on expected synergy savings at the time of the acquisition.

        SFAS 142 stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing of goodwill and other intangible assets under SFAS 142 during the third quarter of 2005 and determined that no goodwill or other intangible asset was impaired.

13. Debt

        Our total long-term borrowings as of December 25, 2005, and December 26, 2004, were composed of the following:

	As of
	December 25, 2005	December 26, 2004
	(In thousands)
Short-term borrowings(1)	$14,001	$12,500

Senior notes
US $850 million(2)	$849,898	$856,971
US $300 million(3)	300,000	—
Cdn $900 million (3)	770,326	—
Commercial paper(4)	167,378	—
Credit facility(5)	162,713	—
Other notes payable(6)	220,454	62,735

Total long-term debt (including current portion)	2,470,769	919,706
Less: current portion of long-term debt	(334,101)	(26,028)

Total long-term debt	$2,136,668	$893,678

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans and overdraft facilities as summarized below:

	As of
	December 25, 2005	December 26, 2004
	(In millions)
US $ Lines of Credit
Two lines totaling $50 million	$—	$12.5
Interest rate at 2.95%
British Pound Lines of Credit and Bank Overdraft Facility
Three lines totaling £30 million ($52 million)	14.0	—
Interest rates at 5.50%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($9 million)	—	—
Interest rates at 1%
Canadian Bank Overdraft Facilities	—	—
Two lines totaling Cdn $30 million ($26 million)
Interest rates at US Prime and Cdn Prime

Total short-term borrowings	$14.0	$12.5

(2)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. The notes are guaranteed by Molson

  Coors Brewing Company and certain subsidiaries. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

(3)
On September 22, 2005, the Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity and wholly owned subsidiary of the Company issued 10-year and 5-year private placement debt securities totaling Cdn $900 million in Canada and US $300M in the United States. The Canadian bonds bear interest at 5.0% and the US bonds bear interest at 4.85%. Both offerings are guaranteed by the parent, Molson Coors Brewing Company, and all its significant US subsidiaries. The securities have certain restrictions on secured borrowing, sale lease-back transactions and the sale of assets, all of which the Company was in compliance at December 25, 2005. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the US issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on the Company's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.0 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

(4)
In June 2003, we issued approximately $300 million in commercial paper. All of our commercial paper balance is classified as current portion of long-term debt as of December 25, 2005. As of December 25, 2005, the interest rates on our outstanding commercial paper borrowings ranged from 4.16% to 4.475%, with a weighted average of 4.33%. As of December 25, 2005, $167.4 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At December 25, 2005, the average effective interest rate for all borrowings outstanding was 3.669% and we had $162.7 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	As of
	December 25, 2005	December 26, 2004
	(In millions)
Note payable, denominated in
Euros	$—	$21.8
Interest rate at 5.39%
Maturity in October 2005
Note payable issued by
RMMC joint venture (See note 4)	36.4	40.9
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars (See note 4)	171.6	—
Plus: premium	12.5	—
Interest rate at 7.5%
Maturity in June 2011

Total other notes payable	$220.5	$62.7

        The aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In thousands)
2006	$348,102
2007	4,010
2008	4,010
2009	4,010
2010	304,009
Thereafter	1,820,629

Total	$2,484,770

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, secured certain threshold percentages of consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 25, 2005, we were in compliance with all of these restrictions.

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In thousands)
Interest incurred	$137,601	$74,341	$84,187
Interest capitalized	(6,495)	(1,900)	(2,992)

Interest expensed	$131,106	$72,441	$81,195

14. Stock Option, Restricted Stock Award and Employee Award Plans

        At December 25, 2005, we had two stock-based compensation plans, which are described in greater detail below. We apply SFAS 123, "Accounting for Stock-Based Compensation" and related interpretations in accounting for our plans. Accordingly, as the exercise prices upon grant are equal to quoted market values, no compensation cost has been recognized for the stock option portion of the plans (See related discussion in Note 1).

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors (EC Plan) provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC Plan is amortized over the director's term. Compensation cost associated with this plan was immaterial in 2005, 2004, and 2003.

The 1990 Equity Incentive Plan

        The 1990 Equity Incentive Plan (1990 EI Plan) generally provides for two types of grants: stock options and restricted stock awards for our employees. The stock options have a term of 10 years and one-third of the stock option grant vests in each of the three successive years after the date of grant.

2004 Contingently Issuable Stock

        In May 2002, the Company approved a stock award to be issued contingent upon certain debt reduction milestones as of December 31, 2004. The number of shares to be issued under this incentive plan was 100,870. As the debt reduction goals were met under this award, 100,870 Class B shares were issued on December 31, 2004. Compensation expense totaling $7.6 million was recognized in 2004.

        A summary of the status of the option portion of our 1990 EI Plan and EC Plan, combined, is presented below:

				Options exercisable at year-end
	Options available for grant	Outstanding options	Weighted- average exercise price	Shares	Weighted- average exercise price
As of December 29, 2002	1,916,362	5,058,590	$56.62	2,084,056	$52.82
Authorized	2,250,000	—	—
Granted	(1,884,150)	1,884,150	49.37
Exercised	—	(69,904)	35.67
Forfeited	314,590	(314,590)	56.66

As of December 28, 2003	2,596,802	6,558,246	54.75	3,297,810	55.46
Authorized	2,000,000	—	—
Granted	(1,924,422)	1,924,422	65.37
Exercised	—	(1,194,014)	54.38
Forfeited	289,294	(289,294)	56.40

As of December 26, 2004	2,961,674	6,999,360	57.59	3,570,097	56.28
Authorized	2,533,455	—	—
Issued at Merger	—	1,306,692	67.52
Granted	(2,306,929)	2,306,929	73.36
Exercised	—	(1,177,855)	53.55
Forfeited(1)	194,063	(229,738)	70.73

As of December 25, 2005	3,382,263	9,205,388	$63.14	7,028,857	$60.00

(1)
Options held by Molson option holders at the time of the Merger are canceled upon forfeiture.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 25, 2005	December 26, 2004	December 28, 2003
Risk-free interest rate	4.18%	3.08%	2.89%
Dividend yield	1.80%	1.23%	1.68%
Volatility	26.83%	22.94%	33.95%
Expected term (years)	3.5-7.0	3.5-7.0	5.4
Weighted average fair market value	$17.16	$12.38	$14.87

        As a result of shifts in exercise patterns, we adjusted the expected term for stock options issued in 2004 to 7.0 years for options granted to Section 16b officers and to 3.5 years for other option grantees, from 5.4 years for all option holders in 2003. We amortize pro forma expense on a straight-line basis over the option-vesting period of three years.

        The following table summarizes information about stock options outstanding at December 25, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Shares	Weighted-average exercise price
$18.75 - $33.41	238,304	1.9	$30.94	238,304	$30.94
$44.91 - $49.95	1,336,415	6.6	48.89	1,336,415	48.89
$50.08 - $59.75	1,855,428	5.3	55.60	1,810,528	55.51
$60.48 - $69.98	3,415,279	7.3	66.95	3,227,891	67.17
$71.92 - $82.27	2,359,962	8.9	74.86	415,719	76.18

	9,205,388	7.1	$63.14	7,028,857	$60.00

        We issued 3,000 shares of restricted stock in 2003 under the 1990 EI Plan. We issued no restricted stock in 2004. In 2005, we issued 156,252 shares of restricted stock after the Merger. All restrictions on shares issued before the Merger lapsed effective with the Merger on February 9, 2005. As a result, remaining compensation cost totaling $0.2 million associated with these awards was recognized during the first quarter of 2005. Compensation cost associated with these awards was insignificant in 2004 and 2003. As an alternative to issuing employee stock options, the Company will continue in the future to issue performance based options and restricted share units which will be convertible into MCBC Class B stock. Total authorized shares of Class B common stock for issuance under our equity compensation plans were 3.4 million shares at December 25, 2005.

15. Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealized gain(loss) on available-for- sale securities and derivative instruments	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(In thousands)
Balances, December 29, 2002	$70,527	$16,604	$(220,579)	$(133,448)
Foreign currency translation adjustments	95,180			95,180
Unrealized gain on derivative instruments		282		282
Minimum pension liability adjustment			(11,258)	(11,258)
Reclassification adjustment on derivative instruments		7,112		7,112
Effect of foreign currency fluctuation on foreign-denominated pension			(9,239)	(9,239)
Tax (expense) benefit	52,623	(2,877)	5,466	55,212

Balances, December 28, 2003	218,330	21,121	(235,610)	3,841
Foreign currency translation adjustments	91,686			91,686
Unrealized (loss) on derivative instruments		(355)		(355)
Minimum pension liability adjustment			(42,346)	(42,346)
Purchase price adjustment (Note 16)			38,227	38,227
Reclassification adjustment on derivative instruments		(7,669)		(7,669)
Effect of foreign currency fluctuation on foreign-denominated pension			(9,591)	(9,591)
Tax (expense) benefit, net of purchase price adjustments to deferred tax asset	31,325	3,121	(10,338)	24,108

Balances, December 26, 2004	341,341	16,218	(259,658)	97,901
Foreign currency translation adjustments	146,677			146,677
Unrealized (loss) on derivative instruments		(31,374)		(31,374)
Minimum pension liability adjustment			(34,203)	(34,203)
Reclassification adjustment on derivative instruments		(13,763)		(13,763)
Effect of foreign currency fluctuation on foreign-denominated pension			10,834	10,834
Tax (expense) benefit, net of purchase price adjustments to deferred tax asset	(23,707)	17,458	17,166	10,917

Balances, December 25, 2005	$464,311	$(11,461)	$(265,861)	$186,989

16. Employee Retirement Plans

Defined Benefit Plans

        The Company offers retirement plans in the United States, United Kingdom and Canada that cover substantially all its employees. Benefits for all employees are generally based on salary and years of service. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company's UK plan includes provision for employee contributions and inflation-based benefit increases for retirees.

        As a result of the Merger, the Company added pension liabilities of approximately $260.0 million, which represented the under accrued position of the Canadian plans on February 9, 2005, including obligations existing at BRI. The Company incurred approximately $7.7 million of additional pension expense related to severance and change in control benefits to departing executives in the first half of 2005 which are included in Special Charges (see Note 8).

        Total defined benefit pension plan expense was $64.8 million, $43.7 million, and $38.7 million in 2005, 2004 and 2003, respectively. The aggregate funded position of the Company's plans resulted in the recognition of an additional minimum liability in 2005, 2004 and 2003.

        US, UK and Canada plan assets consist of equity securities with smaller holdings of bonds and real estate. Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages, with actual asset allocations at December 25, 2005:

	US Plan Assets		UK Plan Assets		Canada Plan Assets
	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations	Actual Allocations
Equities	75%	76%	62%	66%	70%	71%
Fixed Income	15%	19%	28%	25%	30%	29%
Real Estate	10%	5%	7%	6%	—	—
Other	—	—	3%	3%	—	—

        Investment return assumptions for both plans have been determined by applying the returns to assets on a weighted average basis and adding an active management premium where appropriate.

        It is expected that contributions to the US, UK and Canada plans during 2006 will be approximately $167 million (including supplemental executive plans).

        The following represents our net periodic pension cost:

	For the fiscal year ended
	December 25, 2005
	US Plans	UK Plan	Canada Plans	Total
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$20,891	$35,540	$24,110	$80,541
Interest cost on projected benefit obligation	53,527	103,411	71,975	228,913
Expected return on plan assets	(60,065)	(127,736)	(78,429)	(266,230)
Amortization of prior service cost	5,464	—	554	6,018
Amortization of net transition/obligation	—	—	—	—
Special Termination Benefits	3,890	—	3,804	7,694
Recognized net actuarial loss	17,107	4,759	—	21,866
Less expected participant and national insurance contributions	—	(10,522)	(3,524)	(14,046)

Net periodic pension cost	$40,814	$5,452	$18,490	$64,756

	For the fiscal year ended
	December 26, 2004			December 28, 2003
	US Plans	UK Plan	Total	US Plans	UK Plan	Total
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$20,492	$33,857	$54,349	$18,412	$28,963	$47,375
Interest cost on projected benefit obligation	51,849	100,564	152,413	48,842	83,439	132,281
Expected return on plan assets	(52,948)	(121,743)	(174,691)	(48,483)	(99,630)	(148,113)
Amortization of prior service cost	5,858	—	5,858	5,880	—	5,880
Amortization of net transition/obligation	240	—	240	240	—	240
Recognized net actuarial loss	13,948	916	14,864	9,116	—	9,116
Less expected participant and national insurance contributions	—	(9,307)	(9,307)	—	(8,063)	(8,063)

Net periodic pension cost	$39,439	$4,287	$43,726	$34,007	$4,709	$38,716

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 25, 2005				As of December 26, 2004
	US Plans	UK Plan	Canada Plans	Total	US Plans	UK Plan	Total
	(In thousands)
Actuarial present value of accumulated benefit obligation	$943,174	$1,832,412	$1,586,155	$4,361,741	$873,237	$1,867,084	$2,740,321

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$929,287	$2,025,734	$1,417,373	$4,372,394	$850,450	$1,774,463	$2,624,913
Service cost, net of expected employee contributions	20,891	25,018	21,167	67,076	20,492	24,550	45,042
Interest cost	53,527	103,411	71,975	228,913	51,849	100,564	152,413
Amendments	(29,259)	(63,093)	15,788	(76,564)	—	—	—
Actual employee contributions	—	6,638	2,943	9,581	—	5,918	5,918
Special Termination Benefits	3,890	—	3,804	7,694	—	—	—
Actuarial loss	41,023	225,640	123,017	389,680	49,176	38,895	88,071
Benefits paid	(46,127)	(94,804)	(68,871)	(209,802)	(42,680)	(76,032)	(118,712)
Foreign currency exchange rate change	—	(210,191)	6,508	(203,683)	—	157,376	157,376

Projected benefit obligation at end of year	$973,232	$2,018,353	$1,593,704	$4,585,289	$929,287	$2,025,734	$2,955,021

Change in plan assets:
Fair value of assets at beginning of year	$650,823	$1,680,370	$1,133,214	$3,464,407	$561,400	$1,440,258	$2,001,658
Actual return on plan assets	58,574	322,559	120,105	501,238	68,044	157,780	225,824
Employer contributions	93,571	28,282	79,997	201,850	64,059	30,816	94,875
Actual employee contributions	—	6,638	2,943	9,581	—	5,918	5,918
Benefits and plan expenses paid	(46,127)	(103,101)	(68,871)	(218,099)	(42,680)	(83,855)	(126,535)
Foreign currency exchange rate change		(178,640)	5,142	(173,498)	—	129,453	129,453

Fair value of plan assets at end of year	$756,841	$1,756,108	$1,272,530	$3,785,479	$650,823	$1,680,370	$2,331,193

Reconciliation of funded status:
Funded status—shortfall	$(216,391)	$(262,245)	$(321,174)	$(799,810)	$(278,464)	$(345,364)	$(623,828)
Unrecognized net actuarial loss	323,192	321,042	85,059	729,293	297,784	318,589	616,373
Unrecognized prior service cost	(16)	(59,976)	15,817	(44,175)	34,707	—	34,707
Unrecognized net transition amount	—	—	—	—	—	—	—

Net amount recognized	$106,785	$(1,179)	$(220,298)	$(114,692)	$54,027	$(26,775)	$27,252

Amounts reflected in the Consolidated Balance Sheet consist of:
Non-current accrued benefit liability cost	$(186,333)	$(76,305)	$(311,159)	$(573,797)	$(222,414)	$(186,714)	$(409,128)
Non-current intangible asset	215	—	15,817	16,032	34,707	—	34,707
Accumulated other comprehensive loss	292,903	75,126	75,044	443,073	241,734	159,939	401,673

Net amount reflected	$106,785	$(1,179)	$(220,298)	$(114,692)	$54,027	$(26,775)	$27,252

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	US Plans		UK Plan		Canada Plans
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004	December 25, 2005
Weighted average assumptions:
Settlement discount rate(1)	5.750%	5.875%	4.750%	5.500%	5.000%
Rate of compensation increase	3.000%	3.000%	4.000%	4.000%	3.000%
Expected return on plan assets	8.750%	9.000%	7.800%	7.800%	7.900%
Price inflation rate	—	—	2.500%	2.500%	—

(1)
Rate selected at year-end for the following year's pension expense and related balance sheet amounts at current year-end.

Expected Cash Flows

        Information about expected cash flows for the consolidated retirement plans follows:

Expected Benefit Payments	Amount
(In thousands)
2006	$218,211
2007	$223,085
2008	$232,339
2009	$235,884
2010	$242,277
2011 - 2015	$1,358,684

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

Defined Contribution Plan

        US employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees' contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. Our contributions in 2005, 2004 and 2003 were $8.0 million, $7.2 million, and $6.9 million, respectively.

Multiemployer Plan

        Certain of our employees in Memphis participate in a multi-employer union retirement plan, into which we make contributions on behalf of our Memphis employees. Contributions totaled $1.8 million, $1.9 million, and $2.4 million in 2005, 2004, and 2003, respectively. In 2005, we announced our intention to close the Memphis facility (Note 8). As a result, we have recorded a $25 million liability, which is our estimated payment due to the union upon withdrawal from the pension plan.

17. Postretirement Benefits

        CBC and Molson have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

        The obligations under these plans was determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates ranging ratably from 10% in 2005 to 5% in 2009 for the US plan and 2013 for the Canada plans. The discount rate used in determining the projected postretirement benefit obligation was 5.50% in the United States and 5.00% in Canada for the year ended December 25, 2005, and 5.50% for the United States for the year ended December 26, 2004.

        Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the fiscal year ended
	December 25, 2005
	US Plans	Canada Plans	Total
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the year	$3,089	$5,047	$8,136
Interest cost on projected benefit obligation	6,445	10,238	16,683
Amortization of prior service cost (benefit)	(19)	—	(19)
Amortization of net actuarial loss	1,873	(1,602)	271

Net periodic postretirement benefit cost	$11,388	$13,683	$25,071

	For the fiscal years ended
	December 26, 2004	December 28, 2003
	US Plans	Total US Plans
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the year	$1,999	$1,603
Interest cost on projected benefit obligation	6,266	6,757
Amortization of prior service cost (benefit)	(20)	(20)
Amortization of net actuarial loss	768	364

Net periodic postretirement benefit cost	$9,013	$8,704

	As of December 25, 2005			As of December 26, 2004
	US Plans	Canada Plans	Total	US Plans
	(in thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$113,824	$201,342	$315,166	$107,470
Service cost	3,089	5,047	8,136	1,999
Interest cost	6,445	10,238	16,683	6,266
Actuarial loss	18,875	29,761	48,636	16,412
Plan amendment(1)	9,183	—	9,183	(6,473)
Benefits paid, net of participant contributions	(14,238)	(7,594)	(21,832)	(11,850)
Foreign currency exchange rate change	—	1,434	1,434	—

Projected postretirement benefit obligation at end of year	$137,178	$240,228	$377,406	$113,824

	As of December 25, 2005			As of December 26, 2004
	US Plans	Canada Plans	Total	US Plans
	(in thousands)
Funded status—shortfall	$(137,178)	$(240,228)	$(377,406)	$(113,824)
Unrecognized net actuarial loss	52,685	32,564	85,249	35,684
Unrecognized prior service cost(2)	3,069	—	3,069	(6,133)

Accrued postretirement benefits	$(81,424)	$(207,664)	$(289,088)	$(84,273)

Less current portion	12,328	8,733	21,061	10,146

Long-term postretirement benefits	$(69,096)	$(198,931)	$(268,027)	$(74,127)

(1)
We changed certain insurance providers during 2004, which resulted in a reduction in our benefit obligation.

(2)
We changed certain plan provisions during 2005, which resulted in a net increase in our benefit obligation. The primary cause of the increase was the removal of a planned cap on Company contributions starting in 2009.

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Expected Benefit Payments	Amount
(In thousands)
2006	$21,061
2007	$22,268
2008	$23,155
2009	$23,877
2010	$24,321
2011 - 2015	$121,827

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase (Unfavorable)	One-percentage- point decrease (Favorable)
	(In thousands)
US Plan
Effect on total of service and interest cost components	$350	$(439)
Effect on postretirement benefit obligation	$6,589	$(5,940)
Canada Plans
Effect on total of service and interest cost components	$2,009	$(1,714)
Effect on postretirement benefit obligation	$26,403	$(23,602)

18. Derivative Instruments

Market Risk Management Policies

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the British Pound Sterling (GBP or £), the Canadian dollar (Cdn $) and the Japanese yen (Yen).

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and do not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings of at least A (S&P), A2 (Moody's) or better. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterparty credit guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be minimal. In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 25, 2005, no collateral was posted by our counterparties or us.

Derivative Accounting Policies

        The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" (SFAS No. 133).

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of December 25, 2005, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133. However, see discussion in Note 3, related to our sale of Kaiser in January 2006 and a put option acquired with that sale which we will be required to analyze for proper accounting treatment in the first quarter of 2006.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other long-term liabilities. Changes in unrealized gains and losses from fair value hedges are classified in the income statement consistent with the classification of the corresponding income or expense line item being hedged. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

        We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

        When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings. During 2005, 2004 and 2003, we recorded an insignificant loss relating to such ineffectiveness of all derivatives in Other income, net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

Significant Hedged Positions

        Upon the Merger and in connection with our debt offerings (Note 13), we added various derivative instruments held by Molson that hedged currency, commodity and interest rate risk in a similar manner as Coors. Interest rate swaps held by BRI are the only Molson Inc. derivative instruments that do not qualify for hedge accounting under SFAS 133. Mark-to-market changes on these interest rate swaps are recorded to interest expense.

        We are a party to a cross currency swap totaling Cdn $255 million (approximately US $218 million at prevailing foreign currency exchange rates in 2005, the year we entered into the swap). The swap included an initial exchange of principal in 2005 and matures in 2006. The swap also calls for an exchange of fixed Cdn $ interest payments for fixed US $ interest receipts. At the initial principal exchange, we paid US $ to a counterparty and received Cdn $. Upon final exchange, we will provide Cdn $ to the counterparty and receive US $. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future Cdn $ interest and principal receipts that result from changes in the US $ to Cdn $ exchange rates on an intercompany loan between two of our subsidiaries.

        Prior to issuing the bonds on September 22, 2005 (See Note 13), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rate was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with the September 22, 2005 US private placement (See Note 13), we entered into a cross currency swap transaction for the entire US $300 million issue amount and for the same maturity. In this transaction we exchanged our US $300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at a rate of 4.85% on the US $300 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the US $ securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be booked through the Statement of Operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be booked to other comprehensive income.

        As of December 25, 2005, we are a party to other cross currency swaps totaling £530 million (approximately $774 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Note 13) and will require final principal exchange in May 2012. The swaps also call for an exchange of fixed GBP interest payments for fixed US $ interest receipts. At the initial principal exchange, we paid US $ to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive US $. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the US $ to GBP exchange rates on an intercompany loan between our Europe subsidiary and us.

        We entered into interest rate swap agreements related to our 6 3/8% fixed rate debt. These interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed US $ interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as a fair value hedge of the changes in the fair value of the $201.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

        As of December 25, 2005, $6.9 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 25, 2005, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

19. Commitments and Contingencies

        The following does not include commitments of our Brazil segment. We sold 68% of our interest in Brazil to FEMSA on January 13, 2006. Refer to Note 3 of our consolidated financial statements for additional information regarding this transaction.

Letters of Credit

        As of December 25, 2005, we had approximately $47.1 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2006 and 2008. Approximately $34.3 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

Power Supplies

        In 1995, Coors Energy Company (CEC), a wholly owned subsidiary, sold a power plant located at the Golden brewery location to Trigen-Nations Energy Company, LLLP (Trigen). We have an agreement to purchase substantially all of the electricity and steam produced by Trigen and needed to operate the brewery's Golden facilities through 2020. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2005, 2004 and 2003 were $32.8 million, $33.5 million, and $32.1 million, respectively.

Supply Contracts

        We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The approximate future purchase commitments will be met under these supply contracts and total:

Amount
(In thousands)
2006	$620,427
2007	420,476
2008	234,333
2009	159,218
2010	65,240
Thereafter	114,531

Total	$1,614,225

        Our total purchases under these contracts in 2005, 2004 and 2003 were approximately $587.0 million, $273.4 million, and $422.2 million, respectively.

England and Wales Distribution Contract

        Tradeteam Ltd., the joint venture between CBL and Exel Logistics, Inc. has an exclusive contract with CBL to provide distribution services in England and Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)
2006	$163,286
2007	166,552
2008	169,883
2009	173,281
2010	132,560
Thereafter	—

Total	$805,562

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam's net book value for assets acquired.

        Purchases under the Tradeteam, Ltd. contract were approximately $161 million, $166 million and $157 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

UK Container Operations

        CBL outsourced the ownership, procurement and tracking of its approximately 1.2 million kegs and casks with TrenStar, Inc. in the second quarter of 2004. The approximate future financial commitments under the kegging outsource contract are as follows:

Amount
(In thousands)
2006	$14,433
2007	15,984
2008	17,416
2009	8,264
2010	—
Thereafter	—

Total	$56,097

        Purchases under the TrenStar, Inc. contract for the years ended December 25, 2005 and December 26, 2004 were approximately $122 million and $67 million respectively.

Graphic Packaging Corporation

        We have a packaging supply agreement with a subsidiary of Graphic Packaging Corporation (GPC), a related party under which we purchase our paperboard requirements. Our payments under the packaging agreement in 2005, 2004 and 2003 totaled approximately $75.3 million, $104.5 million, and $106.4 million, respectively. We expect payments in 2006 to be approximately the same as 2005. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $2.8 million and $3.4 million as of December 25, 2005, and December 26, 2004, respectively.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 25, 2005, these future commitments are as follows:

Amount
(In thousands)
2006	$294,286
2007	193,151
2008	313,049
2009	122,097
2010	110,535
Thereafter	118,889

Total	$1,152,007

        Total advertising expense was approximately $729.1 million, $627.4 million and $588.2 million in 2005, 2004 and 2003, respectively.

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Fiscal Year	Amount
(In thousands)
2006	$55,130
2007	43,769
2008	35,971
2009	26,688
2010	19,895
Thereafter	80,754

Total	$262,207

        Total rent expense was $60.8 million, $30.6 million, and $14.3 million in 2005, 2004 and 2003, respectively.

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

        From time to time, we have been notified that we are or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver), and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.

        Waste Management provides us with updated annual cost estimates through 2032. We reviewed these cost estimates, in the assessment of our accrual related to this issue. We use certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our best estimates available.

        The assumptions used are as follows:

  •
  trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred,

  •
  income taxes, which we believe not to be an included cost, are not included in projections with regard to the $120 million threshold,

  •
  a 2.5% inflation rate for future costs, and

  •
  certain operations and maintenance costs were discounted using a 4.60% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at December 25, 2005 are approximately $3.7 million and $5.9 million, respectively. Accordingly, we believe that the existing accrual is adequate as of December 25, 2005. We did not assume any future recoveries from insurance companies in the estimate of our liability.

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

Canadiens

        Molson sold the majority of its ownership in the Montréal Canadiens professional hockey club (the Club) to a purchaser in 2001. Molson maintained a 19.9% common ownership interest in the Club, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson has given certain guarantees to the lenders of the purchaser of the Club and the Bell Centre (formerly the Molson Centre), such that in the event that the Club and the purchaser are not able to meet their obligations, or in the event of a default, we shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn $92 million (approximately US $79 million) at December 25, 2005. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99-year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2005 were Cdn $2.4 million (approximately US $2.1 million), and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index.

        We have made estimates of the fair values of the common and preferred equity investments in the Montréal Canadiens, as well as of the guarantee to lenders noted above and a guarantee of payments due under the land lease, which are accrued as of December 25, 2005.

Kaiser

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million cash, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with previously utilized purchased tax credits. Any potential liabilities associated with these exposures were considered less than probable during 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $205 million. Second, we provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those liabilities settle at amounts greater than those amounts recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. We will record these guarantee liabilities on the balance sheet at fair value, and the creation of those liabilities will reduce the expected gain on the sale of 68% of the business to be reported in the first quarter of 2006.

Litigation and Other Disputes

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 US business trends prior to the Merger vote in January 2005. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with US GAAP. The Company will vigorously defend the lawsuits.

        The Company has been contacted by the Central Regional Office of the US Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with this inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. We are cooperating with the inquiry.

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company's Current Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. The Board of Directors has full confidence in senior management, including the chief executive officer and chief financial officer.

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also seeks damages for US and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. During the third quarter of 2005, one of the courts—the District Court for Jefferson County, Colorado—granted the manufacturers' motion, dismissed all claims with prejudice, and granted attorneys' fees to the defendants. In early 2006, two more courts (a federal court in Cleveland, Ohio, and a state court in Madison, Wisconsin) dismissed the suits. Plaintiffs have appealed two of three dismissals; the time to appeal the third has not arrived. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

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

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability and property insurance deductibles or retentions. During 2005 we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997. Our reserves accrued at December 25, 2005 and December 26, 2004 were $19.3 million and $21.3 million, respectively.

20. Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years in the period ended December 25, 2005:

	First	Second	Third	Fourth	Year
	(In thousands, except per share data)
2005
Sales	$1,396,036	$2,065,346	$2,068,317	$1,888,003	$7,417,702
Excise taxes	(347,601)	(518,483)	(541,219)	(503,493)	(1,910,796)

Net sales(1)	1,048,435	1,546,863	1,527,098	1,384,510	5,506,906
Cost of goods sold	(689,644)	(895,601)	(882,503)	(839,201)	(3,306,949)

Gross profit(2)	$358,791	$651,262	$644,595	$545,309	$2,199,957

Income (loss) from continuing operations(3)	(30,400)	95,471	130,986	34,389	230,446

Net (loss) income from discontinued operations	(3,784)	(56,925)	(22,788)	(8,329)	(91,826)

Net (loss) income before cumulative effect of change in accounting principle	(34,184)	38,546	108,198	26,060	138,620

Cumulative effect of change in accounting principle	—	—	—	(3,676)	(3,676)

Net (loss) income	$(34,184)	$38,546	$108,198	$22,384	$134,944

Basic (loss) income per share:(4)
From continuing operations	$(0.48)	$1.12	$1.54	$0.40	$2.90
From discontinued operations	(0.06)	(0.67)	(0.27)	(0.10)	(1.16)
Cumulative effect of change in accounting principle	—	—	—	(0.04)	(0.04)

Basic net income per share	$(0.54)	$0.45	$1.27	$0.26	$1.70

Diluted (loss) income per share:(5)
From continuing operations	$(0.48)	$1.11	$1.52	$0.40	$2.88
From discontinued operations	(0.06)	(0.66)	(0.26)	(0.10)	(1.15)
Cumulative effect of change in accounting principle	—	—	—	(0.04)	(0.04)

Diluted net income per share	$(0.54)	$0.45	$1.26	$0.26	$1.69

(1)
The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2005 (see Note 3). As a result, the Company has reduced net sales by $15,710, $64,450, and $69,764 in the first, second, and third quarters of 2005, respectively.

(2)
The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2005 (see Note 3). As a result, the Company has reduced gross profit by $5,240, $19,818, and $16,841 in the first, second, and third quarters of 2005, respectively.

(3)
The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2005 (see Note 3). As a result, the

  Company has increased net income from continuing operations by $3,784, $56,925 and $22,788 in the first, second and third quarters of 2005, respectively.

(4)
The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2005 (see Note 3). As a result, the Company has increased basic earnings per share from continuing operations by $0.06, $0.67 and $0.27 in the first, second and third quarters of 2005, respectively.

(5)
The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the fourth quarter of 2005 (see Note 3). As a result, the Company has increased diluted earnings per share from continuing operations by $0.06, $0.66 and $0.26 in the first, second and third quarters of 2005, respectively.

	First	Second	Third	Fourth	Year
2004
Sales	$1,234,688	$1,550,325	$1,487,828	$1,546,886	$5,819,727
Excise taxes	(311,177)	(399,631)	(383,522)	(419,581)	(1,513,911)

Net sales	923,511	1,150,694	1,104,306	1,127,305	4,305,816
Cost of goods sold	(611,744)	(703,024)	(688,384)	(738,542)	(2,741,694)

Gross profit	$311,767	$447,670	$415,922	$388,763	$1,564,122

Net (loss) income	$4,840	$72,036	$64,142	$55,718	$196,736

Net income per share—basic	$0.13	$1.94	$1.72	$1.49	$5.29

Net income per share—diluted	$0.13	$1.90	$1.68	$1.45	$5.19

21. Supplemental Guarantor Information

        In 2002, our wholly-owned subsidiary, CBC (2002 Issuer), completed a placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes with registration rights are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor), Molson Coors Capital Finance ULC (the 2005 Issuer) and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the 2002 Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        On September 22, 2005, our wholly-owned subsidiary, Molson Coors Capital Finance ULC (2005 Issuer), completed a private placement of approximately $1.1 billion principal amount of Senior notes due as follows:

  US $300 million 4.85% notes due 2010
  Cdn $900 million 5.00% notes due 2015

        The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor) and certain domestic subsidiaries, including CBC (the 2002 Issuer), (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuer's debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson Inc., a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        The following information sets forth our Condensed Consolidating Balance Sheets as of December 25, 2005, and December 26, 2004, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 25, 2005. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers, and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Note that our 2004 and 2003 Condensed Consolidating Financial Statements do not need to be reclassified as a result of our classification of Brazil as a discontinued operation, since we did not include the Brazil results until after the Merger in 2005.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,533,888	$—	$146,376	$4,737,438	$—	$7,417,702
Excise taxes	—	(388,102)	—	(2,149)	(1,520,545)	—	(1,910,796)

Net sales	—	2,145,786	—	144,227	3,216,893	—	5,506,906
Cost of goods sold	—	(1,377,811)	—	(76,301)	(1,852,837)	—	(3,306,949)
Equity in subsidiary earnings	159,109	174,730	—	—	—	(333,839)	—

Gross profit	159,109	942,705	—	67,926	1,364,056	(333,839)	2,199,957
Marketing, general and administrative expenses	(3,637)	(746,758)	—	(21,626)	(860,495)	—	(1,632,516)
Special items, net	(17,564)	(98,323)	—	—	(29,505)	—	(145,392)

Operating income	137,908	97,624	—	46,300	474,056	(333,839)	422,049
Interest (expense) income, net	(4)	(5,067)	(29,084)	14,231	(93,679)	—	(113,603)
Other (expense) income, net	(431)	313	—	1,369	(14,496)	—	(13,245)

Income from continuing operations before income taxes and minority interests	137,473	92,870	(29,084)	61,900	365,881	(333,839)	295,201
Income tax (expense) benefit	(2,529)	62,338	—	(37,586)	(72,487)	—	(50,264)
Minority interests	—	—	—	—	(14,491)	—	(14,491)

Income (loss) from continuing operations	134,944	155,208	(29,084)	24,314	278,903	(333,839)	230,446
Loss from discontinued operations, net of tax	—	—	—	—	(91,826)	—	(91,826)

Income (loss) before cumulative effect of a change in accounting principle	134,944	155,208	(29,084)	24,314	187,077	(333,839)	138,620

Cumulative effect of change in accounting principle, net of tax	—	(3,486)	—	—	(190)	—	(3,676)

Net income (loss)	$134,944	$151,722	$(29,084)	$24,314	$186,887	$(333,839)	$134,944

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,516,530	$—	$139,716	$3,163,481	$—	$5,819,727
Excise taxes	—	(390,562)	—	(2,017)	(1,121,332)	—	(1,513,911)

Net sales	—	2,125,968	—	137,699	2,042,149	—	4,305,816
Cost of goods sold	—	(1,325,798)	—	(109,344)	(1,306,552)	—	(2,741,694)
Equity in subsidiary earnings	176,550	205,030	—	—	—	(381,580)	—

Gross profit	176,550	1,005,200	—	28,355	735,597	(381,580)	1,564,122
Marketing, general and administrative expenses	(8,280)	(717,195)	—	(23,946)	(473,798)	—	(1,223,219)
Special item	—	—	—	—	7,522	—	7,522

Operating income	168,270	288,005	—	4,409	269,321	(381,580)	348,425
Interest income (expense), net	38,109	(43,858)	—	16,582	(64,022)	—	(53,189)
Other (expense) income, net	(451)	(81,348)	—	207,734	(112,989)	—	12,946

Income before income taxes	205,928	162,799	—	228,725	92,310	(381,580)	308,182
Income tax (expense) benefit	(9,192)	13,210	—	(71,554)	(27,692)	—	(95,228)

Income before minority interests	196,736	176,009	—	157,171	64,618	(381,580)	212,954
Minority interests	—	—	—	—	(16,218)	—	(16,218)

Net income	$196,736	$176,009	$—	$157,171	$48,400	$(381,580)	$196,736

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,487,414	$—	$117,118	$2,782,688	$—	$5,387,220
Excise taxes	—	(393,974)	—	(1,688)	(991,445)	—	(1,387,107)

Net sales	—	2,093,440	—	115,430	1,791,243	—	4,000,113
Cost of goods sold	—	(1,316,586)	—	(85,577)	(1,184,620)	—	(2,586,783)
Equity in subsidiary earnings	143,382	155,231	—	—	—	(298,613)	—

Gross profit	143,382	932,085	—	29,853	606,623	(298,613)	1,413,330
Marketing, general and administrative expenses	(492)	(671,770)	—	(27,714)	(405,983)	—	(1,105,959)

Operating income	142,890	260,315	—	2,139	200,640	(298,613)	307,371
Interest income (expense), net	46,286	(60,573)	—	8,271	(55,934)	—	(61,950)
Other (expense) income, net	(125)	(62,289)	—	162,725	(91,914)	—	8,397

Income before income taxes	189,051	137,453	—	173,135	52,792	(298,613)	253,818
Income tax (expense) benefit	(14,394)	5,603	—	(54,570)	(15,800)	—	(79,161)

Net income	$174,657	$143,056	$—	$118,565	$36,992	$(298,613)	$174,657

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$998	$1,269	$31	$5,575	$31,540	$—	$39,413
Accounts receivable, net:	—	88,456	—	8,744	602,377	—	699,577
Other receivables, net	9,085	39,772	3,759	(1,024)	78,531	—	130,123
Total inventories	—	102,765	—	7,890	204,070	—	314,725
Deferred tax asset	(159)	19,142	—	455	689	—	20,127
Other current assets	—	37,540	—	369	75,238	—	113,147
Current assets of discontinued operations	—	—	—	—	151,130	—	151,130

Total current assets	9,924	288,944	3,790	22,009	1,143,575	—	1,468,242
Properties, net	2,287	801,833	—	19,439	1,482,002	—	2,305,561
Goodwill	—	11,386	—	20,513	2,839,421	—	2,871,320
Other intangibles, net	—	23,799	—	10,426	4,389,099	—	4,423,324
Net investment in and advances to subsidiaries	4,712,614	7,176,432	—	—	—	(11,889,046)	—
Non-current deferred tax asset	2,480	107,246	—	67,703	(115,818)	—	61,611
Other non-current assets	10,385	34,768	6,632	987	188,172	—	240,944
Other non-current assets of discontinued operations	—	—	—	—	428,263	—	428,263

Total assets	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Liabilities and shareholder's equity
Current liabilities:
Accounts payable, net	$1,106	$156,123	$—	$2,202	$212,893	$—	$372,324
Deferred tax liability	—	—	—	(2)	106,486	—	106,484
Accrued expenses and other liabilities	18,461	272,088	17,107	4,959	838,484	—	1,151,099
Short-term borrowings and current portion of long-term debt	—	167,036	(192)	—	181,258	—	348,102
Current liabilities of discontinued operations	—	—	—	—	258,607	—	258,607

Total current liabilities	19,567	595,247	16,915	7,159	1,597,728	—	2,236,616
Long-term debt	—	850,243	1,070,518	—	215,907	—	2,136,668
Non-current deferred tax liability	1,507	116,617	—	—	488,002	—	606,126
Other long-term liabilities	7,141	472,613	5,770	—	618,619	—	1,104,143
Other long-term liabilities of discontinued operations	—	—	—	—	307,183	—	307,183

Total liabilities	28,215	2,034,720	1,093,203	7,159	3,227,439	—	6,390,736
Minority interests	—	—	—	—	83,812	—	83,812
Total stockholders equity	4,709,475	6,409,688	(1,082,781)	133,918	7,043,463	(11,889,046)	5,324,717

Total liabilities and stockholders' equity	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2004
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,200	$16,988	$—	$2,552	$100,273	$—	$123,013
Accounts receivable, net	—	79,089	—	6,765	615,804	—	701,658
Other receivables, net	—	43,874	—	—	87,834	—	131,708
Deferred tax asset	—	—	—	—	3,228	—	3,228
Total inventories	—	110,707	—	6,893	117,161	—	234,761
Other current assets	—	36,591	—	411	36,846	—	73,848

Total current assets	3,200	287,249	—	16,621	961,146	—	1,268,216
Properties, net	—	785,157	—	19,777	640,650	—	1,445,584
Goodwill	40,000	160,497	—	(164,601)	854,925	—	890,821
Other intangibles, net	—	58,595	—	10,286	512,162	—	581,043
Net investment in and advances to subs	1,654,247	2,113,427	—	—	—	(3,767,674)	—
Non-current deferred tax asset	(34,011)	(50,929)	—	251,381	1,863	—	168,304
Other non-current assets	5,775	64,365	—	—	233,416	—	303,556

Total assets	$1,669,211	$3,418,361	$—	$133,464	$3,204,162	$(3,767,674)	$4,657,524

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$—	$126,073	$—	$1,747	$198,214	$—	$326,034
Deferred tax liability	—	(16,588)	—	23,144	(704)	—	5,852
Accrued expenses and other liabilities	43,603	242,430	—	4,297	516,153	—	806,483
Short-term borrowings and current portion of long-term debt	—	12,157	—	—	26,371	—	38,528

Total current liabilities	43,603	364,072	—	29,188	740,034	—	1,176,897
Long-term debt	—	857,315	—	—	36,363	—	893,678
Non-current deferred tax liability	—	—	—	—	149,927	—	149,927
Other long-term liabilities	24,442	544,607	—	54,053	175,886	—	798,988

Total liabilities	68,045	1,765,994	—	83,241	1,102,210	—	3,019,490
Minority interests	—	—	—	—	36,868	—	36,868
Total stockholders equity	1,601,166	1,652,367	—	50,223	2,065,084	(3,767,674)	1,601,166

Total liabilities and stockholders' equity	$1,669,211	$3,418,361	$—	$133,464	$3,204,162	$(3,767,674)	$4,657,524

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(78,442)	$180,626	$(7,253)	$31,440	$295,904	$422,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,357)	(180,161)	—	(1,457)	(222,070)	(406,045)
Proceeds from sales of properties and intangible assets	—	294	—	443	41,713	42,450
Cash recognized on Merger with Molson Inc.	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(20,382)	—	—	—	(20,382)
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Trade loan repayments from customers	—	—	—	—	42,460	42,460
Trade loans advanced to customers	—	—	—	—	(25,369)	(25,369)
Other	—	—	—	—	16	16
Discontinued operations	—	—	—	—	(2,817)	(2,817)

Net cash used in investing activities	(2,357)	(200,249)	—	(1,014)	(109,088)	(312,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	55,228	—	—	1	—	55,229
Dividends paid	(76,146)	—	—	—	(33,814)	(109,960)
Dividends paid to minority interests	—	—	—	—	(10,569)	(10,569)
Proceeds from issuance of long-term debt	—	—	1,051,056	—	(13,242)	1,037,814
Payments on long-term debt and capital lease obligations	—	—	—	—	(584,056)	(584,056)
Proceeds from short-term borrowings	—	—	875,060	—	175,626	1,050,686
Payments on short-term borrowings	—	—	—	—	(1,887,558)	(1,887,558)
Net (payments on) proceeds from commercial paper	—	165,795	—	—	—	165,795
Net (payments on) proceeds from revolving credit facilities	—	(12,500)	(1,025,650)	—	1,189,423	151,273
Settlements on debt-related derivatives	(11,285)	—	—	—		(11,285)
Debt issuance costs	(4,635)	—	—	—	(6,822)	(11,457)
Change in overdraft balances and other	—	8,487	—	—	(328)	8,159
Net activity in investments and advances (to) from subisidaries	115,435	(157,878)	(893,182)	(28,107)	963,732	—
Discontinued operations	—	—	—	—	(42,846)	(42,846)

Net cash provided by (used in) financing activities	78,597	3,904	7,284	(28,106)	(250,454)	(188,775)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(2,202)	(15,719)	31	2,320	(63,638)	(79,208)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	703	(5,095)	(4,392)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013

Balance at end of year	$998	$1,269	$31	$5,575	$31,540	$39,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by operating activities	$71,752	$100,841	$—	$116,804	$210,511	$499,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(99,228)	—	(2,593)	(109,709)	(211,530)
Proceeds from sales of properties and intangible assets	—	14,209	—	428	57,426	72,063
Net trade loan repayments from customers	—	—	—	—	28,087	28,087
Cash received from pension settlement with the former owner of our UK subsidiary	—	—	—	—	25,836	25,836
Cash recognized on initial consolidation of joint ventures	—	—	—	—	20,840	20,840
Investment in Molson USA, LLC	—	(2,744)	—	—	—	(2,744)

Net cash (used in) provided by investing activities	—	(87,763)	—	(2,165)	22,480	(67,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	66,764	—	—	—	—	66,764
Dividends paid	(30,535)	—	—	—	—	(30,535)
Dividends paid to minority interests	—	—	—	—	(7,218)	(7,218)
Proceeds from short-term borrowings	—	102,400	—	—	77,557	179,957
Payments on short-term borrowings	—	(97,400)	—	—	(91,318)	(188,718)
Proceeds from (payments on) commercial paper	—	(250,000)	—	—	—	(250,000)
Payments on debt and capital lease obligations	(17,461)	(86,000)	—	—	(11,168)	(114,629)
Change in overdraft balances	—	6,189	—	—	2,526	8,715
Net activity in investment and advances (to) from subsidiaries	(87,774)	327,919	—	(116,553)	(123,592)	—

Net cash (used in) provided by financing activities	(69,006)	3,108	—	(116,553)	(153,213)	(335,664)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,746	16,186	—	(1,914)	79,778	96,796
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,617	5,160	6,777
Balance at beginning of year	454	802	—	2,849	15,335	19,440

Balance at end of year	$3,200	$16,988	$—	$2,552	$100,273	$123,013

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2003
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash provided by (used in) operating activities	$32,232	$257,794	$—	$79,588	$159,214	$528,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(92,782)	—	(1,334)	(146,342)	(240,458)
Proceeds from sales of properties and intangible assets	—	620	—	10,190	5,594	16,404
Trade loan repayments from customers, net	—	—	—	—	15,310	15,310
Investment in Molson USA, LLC	—	(5,240)	—	—	—	(5,240)
Other	—	(630)	—	—	—	(630)

Net cash used in investing activities	—	(98,032)	—	8,856	(125,438)	(214,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	2,491	—	—	—	—	2,491
Dividends paid	(29,820)	—	—	—	—	(29,820)
Proceeds on short-term borrowings	—	796,600	—	—	—	796,600
Payments on short-term borrowings	—	(811,700)	—	—	(69,070)	(880,770)
Proceeds from commercial paper	—	249,645	—	—	—	249,645
Payments on debt and capital lease obligations	—	(462,547)	—	—	—	(462,547)
Change in overdraft balances	—	(32,992)	—	—	—	(32,992)
Net activity in investment and advances (to) from subsidiaries	(4,610)	101,535	—	(86,687)	(10,238)	—

Net cash used in financing activities	(31,939)	(159,459)	—	(86,687)	(79,308)	(357,393)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	293	303	—	1,757	(45,532)	(43,179)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	458	2,994	3,452
Balance at beginning of year	161	499	—	634	57,873	59,167

Balance at end of year	$454	$802	$—	$2,849	$15,335	$19,440

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Global Chief Executive Officer and Global Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage. Consequently, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        The Global Chief Executive and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2005 and, based on their evaluation, have concluded that a material weakness in internal control over financial reporting as originally reported in our Form 10-Q/A for first quarter continues to exist as of December 25, 2005 with respect to accounting for income taxes. Due to the material weakness, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding management's control objectives as of December 25, 2005. Notwithstanding the material weakness, we have performed additional procedures to ensure that our financial statements as of and for the year ended December 25, 2005, were fairly presented in all material respects in accordance with generally accepted accounting principles.

        The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a—15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Global Chief Executive and the Global Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 25, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that a material weakness in internal control over financial reporting as originally reported in our Form 10-Q/A for the first quarter of 2005 continued to exist as of December 25, 2005 with respect to accounting for income taxes and therefore internal control over financial reporting was not effective as of December 25, 2005.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 25, 2005, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related balance sheet accounts. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly and annual tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the first quarter of 2005 as well as adjustments to the annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and related balance sheet accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

        Because the Molson Canada and Kaiser Brazil companies were merged into the Company in 2005 they were not required to be included in management's assessment of internal controls over financial reporting for the year ended and, therefore, management excluded them from its assessment. Molson Canada is a wholly-owned subsidiary whose total assets and total revenues represent 50% and 28%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2005. The Kaiser Brazil business unit is presented as a discontinued operation in the accompanying financial statements due to the sale of the business unit in January 2006 and whose total assets represent five percent of the consolidated financial statement amount as of December 25, 2005.

        The Company's independent registered public accounting firm has audited and issued their report on management's assessment of the effectiveness of internal control over financial reporting as of December 25, 2005 which appears herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

        As previously reported in our first quarter 2005 Quarterly Report on Form 10-Q/A, we had identified the above material weakness in internal control over financial reporting, which continues to exist as of December 25, 2005. Throughout 2005, we have been working to implement the following steps to remediate this material weakness:

  •
  We have hired additional experienced tax staff including a new vice president of tax and two additional senior level tax managers;

  •
  We have implemented additional procedures to ensure adequate levels of review in this area; and

  •
  Although not complete as of December 25, 2005 we will be implementing new software that will automate and improve controls in this activity.

        In addition to completing the implementation of new software that will automate and improve transparency and controls with respect to the preparation of the tax provision (our third remediation initiative noted above), we intend to continue to evaluate the need to implement additional internal controls as necessary and appropriate with respect to accounting for income taxes.

Changes in Internal Control over Financial Reporting

        There were no changes in internal control over financial reporting during the quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. Other Information

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 11. Executive Compensation

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information related to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Company's definitive proxy statement.

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan") and the Equity Compensation Plan for Non-Employee Directors as of December 25, 2005. All outstanding awards shown in the table below relate to our Class B common stock.

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights		B Weighted-average exercise price of outstanding options, warrants and rights		C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	9,205,388	(1)(2)	$63.14	(1)(2)	3,382,263	(1)(2)
Equity compensation plans not approved by security holders	None		None		None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI Plan, we may issue Restricted Stock Awards, as that term is defined in the EI Plan.

(2)
In connection with the Merger, we exchanged approximately 1.3 million Molson stock options for Molson Coors stock options under our EI Plan. In order to accommodate the exchange, the Compensation Committee of the Coors Board of Directors approved 5.0 million shares for exchange under the EI Plan in 2005.

        As of December 25, 2005, there were 138,252 restricted stock units (RSUs) outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) lapsed as of the Merger on February 9, 2005, as well as RSUs issued subsequent to the Merger. RSUs are currently granted to executives. These restricted shares, along with common stock convertible equivalent units, accrue dividends which will be convertible into MCBC Class B stock at the end of three years and may be offered to a broader mix of employees beginning in 2006. These instruments are meant to reward exceptional performance and encourage retention. The number granted, if any, will be granted based upon performance.

        All unvested securities issued under the EI Plan and the Equity Compensation Plan for Non-Employee Directors vested immediately upon the Merger.

        For 2006, the Company has determined to maintain an emphasis on the performance-based annual incentive compensation program and to maintain the prior years' practice of using stock options and RSUs to provide long-term incentives. Performance shares, which will be convertible into MCBC

Class B stock, will be issued under a new equity incentive plan and will be awarded, based upon achievement of Company performance measures to be approved by the Board. The Concept behind the performance shares is similar to the 2004 debt reduction plan for our executives, but will be offered to a broader group of employees. The performance period will be at least two years, but no more than five years to achieve established goals. If goals are not achieved, the shares will not be issued.

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
  Management's Report to Stockholders

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 25, 2005

    Consolidated Balance Sheets at December 25, 2005 and December 26, 2004

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 2005

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 25, 2005

    Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 25, 2005

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
3.1
Restated Certificate of Incorporation of Molson Coors Brewing Company (incorporated by reference to Annex G of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed on December 9, 2004).
3.2
Amended and Restated Bylaws of Molson Coors Brewing Company (incorporated by reference to Annex H of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed on December 9, 2004).

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
4.5
Amendment No. 4 to the Credit Agreement, dated as of November 24, 2004, among Adolph Coors Company, Coors Brewing Company, Golden Acquisition Limited, the lenders party thereto, Deutsche Bank Securities Inc., as Syndication Agent, J.P. Morgan Europe Limited, as London Agent, and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 99.1 to Form 8-K, filed February 15, 2005).
4.6
Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 to Form 8-K, filed February 15, 2005).
4.7	Molson Inc. 1988 Canadian Stock Option Plan, as revised (incorporated by reference to Exhibit 4.3 to Form S-8, filed February 8, 2005).
4.8	Molson Coors Brewing Company Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8, filed April 18, 2005).
4.9
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
4.10
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

4.11
Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee (incorporated by reference to Exhibit 4.3 to Form S-4, on October 19, 2005).
4.12	US $300,000,000 in aggregate principal amount of 4.85% Notes due 2010 (incorporated by reference to Exhibit 4.4 to Form S-4, filed October 19, 2005).
4.13	Cdn $900,000,000 in aggregate principal amount of 5.00% Notes due 2015 (incorporated by reference to Exhibit 4.5 to Form 10-Q, filed November 4, 2005).
4.14
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
4.15
Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement (incorporated by reference to Exhibit 4.7 to Form 10-Q, filed November 4, 2005).
10.1*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed August 5, 2004).
10.2	Form of CBC Distributorship Agreement (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 29, 1996).
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
10.19
Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended September 29, 2003).
10.20
Agreed and Restated Global Master Services Agreement between CBC and EDS Information Services, LLC effective January 1, 2004 (incorporated by reference to our Annual Report on Form 10-K filed on March 12, 2004).
10.21
US Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2005).

10.22
Canadian Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2005).
10.23*	Letter Agreement dated April 27, 2005, between Daniel J. O'Neill and Molson Coors Brewing Company (incorporated by reference to Exhibit 99.1 to Form 8-K filed on April 28, 2005).
10.24*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 1, 2005).
10.25*	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on July 1, 2005).
10.26
Credit Agreement, dated February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated February 23, 2005).
10.27
Subsidiary Guarantee Agreement, dated as of February 17, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. and Molson Coors Capital Finance ULC, each subsidiary of the Company listed on Schedule I thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 23, 2005).
10.28
Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 7, 2005).
10.29
Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated May 7, 2005).

10.30
Amendment No. 1, dated March 1, 2005, to the Credit Agreement dated as of February 17, 2005 among, Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., and Molson Coors Capital Finance ULC; the Lenders party thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and JPMorganChase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated May 7, 2005).
10.31
Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated February 15, 2005).
10.32*	Form of Executive Continuity and Protection Program Letter Agreement (incorporated by reference to Exhibit 10.7 to Form 10-Q filed May 11, 2005).
10.33*	2005 Molson Coors Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed May 11, 2005).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

MOLSON COORS BREWING COMPANY
By	/s/ W. LEO KIELY III
President, Global Chief Executive Officer and
W. Leo Kiely III
Director (Principal Executive Officer)
By	/s/ TIMOTHY V. WOLF
Global Chief Financial Officer (Principal
Timothy V. Wolf
Financial Officer)
By	/s/ MARTIN L. MILLER
Vice President and Global Controller (Chief
Martin L. Miller
Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ ERIC H. MOLSON
Chairman
Eric H. Molson
By	/s/ PETER H. COORS
Vice Chairman
Peter H. Coors
By	/s/ FRANCESCO BELLINI
Director
Francesco Bellini
By	/s/ JOHN E. CLEGHORN
Director
John E. Cleghorn
By	/s/ MELISSA E. COORS OSBORN
Director
Melissa E. Coors Osborn
By	/s/ CHARLES M. HERINGTON
Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS
Director
Franklin W. Hobbs
By	/s/ GARY S. MATTHEWS
Director
Gary S. Matthews

By	/s/ ANDREW T. MOLSON
Director
Andrew T. Molson
By	/s/ DAVID P. O'BRIEN
Director
David P. O'Brien
By	/s/ PAMELA H. PATSLEY
Director
Pamela H. Patsley
By	/s/ H. SANFORD RILEY
Director
H. Sanford Riley

        March 10, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
(In thousands)

	Balance at beginning of year	Acquired with Molson	Additions charged to costs and expenses(2)	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 25, 2005	$9,110	$1,736	$1,534	$(2,150)	$(750)	$9,480
December 26, 2004	12,413	—	2,158	(7,458)	1,997	9,110
December 28, 2003	14,334	—	836	(3,973)	1,216	12,413
Allowance for doubtful accounts—current trade loans
Year ended:
December 25, 2005	$3,883	$—	$1,024	$(887)	$(391)	$3,629
December 26, 2004	4,641	—	385	(1,468)	325	3,883
December 28, 2003	6,582	—	(37)	(2,389)	485	4,641
Allowance for doubtful accounts—long term trade loans
Year ended:
December 25, 2005	$11,053	$—	$2,916	$(2,523)	$(1,117)	$10,329
December 26, 2004	12,548	—	1,097	(3,539)	947	11,053
December 28, 2003	17,794	—	(100)	(6,456)	1,310	12,548
Allowance for obsolete inventories and supplies
Year ended:
December 25, 2005	$11,564	$69	$16,655	$(15,718)	$(637)	$11,933
December 26, 2004	15,911	—	28,117	(33,073)	609	11,564
December 28, 2003	15,024	—	16,512	(16,451)	826	15,911

(1)
Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

(2)
Negative adjustments reflect recoveries.