Form 10-Q
period 2006-03-26
MOLSON COORS BREWING CO
filed 2006-05-05
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 26, 2006
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 2006:

Class A Common Stock—1,346,586 shares
Class B Common Stock—63,329,666 shares

  Exchangeable shares:

        As of April 28, 2006, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—1,833,219
Class B Exchangeable shares—19,454,691

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
Sales	$1,543,946	$1,396,036
Excise taxes	(390,100)	(347,601)

Net sales	1,153,846	1,048,435
Cost of goods sold	(726,668)	(689,644)

Gross profit	427,178	358,791
Marketing, general and administrative expenses	(388,858)	(337,370)
Special charges	(26,831)	(40,700)

Operating income (loss)	11,489	(19,279)
Interest expense, net	(31,955)	(19,584)
Other expense, net	(2,241)	(5,006)

Loss from continuing operations before income taxes	(22,707)	(43,869)
Income tax benefit	7,438	15,693

Loss from continuing operations before minority interests	(15,269)	(28,176)
Minority interests in net income of consolidated entities	(3,301)	(2,223)

Loss from continuing operations	(18,570)	(30,399)
Loss from discontinued operations, net of tax	(11,667)	(3,785)

Net loss	$(30,237)	$(34,184)

Basic and diluted loss per share:
From continuing operations	$(0.22)	$(0.48)
From discontinued operations	(0.13)	(0.06)

Basic and diluted net loss per share	$(0.35)	$(0.54)

Basic and diluted weighted average shares	85,683	63,106

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	March 26, 2006	December 25, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,289	$39,413
Accounts receivable, net	559,285	699,577
Other receivables, net	120,022	130,123
Inventories:
Finished, net	137,706	132,611
In process	43,630	35,270
Raw materials	81,837	86,674
Packaging materials, net	71,955	60,170

Total inventories, net	335,128	314,725
Other assets, net	105,935	113,147
Deferred tax asset	18,924	20,127
Discontinued operations	—	151,130

Total current assets	1,198,583	1,468,242
Properties, net	2,298,517	2,305,561
Goodwill	2,852,658	2,871,320
Other intangibles, net	4,405,693	4,423,324
Deferred tax asset	55,118	61,611
Notes receivable, net	69,964	70,964
Other assets	172,795	169,980
Discontinued operations	9,577	428,263

Total assets	$11,062,905	$11,799,265

(Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	March 26, 2006	December 25, 2005
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$299,359	$372,324
Accrued expenses and other liabilities	1,008,946	1,151,099
Deferred tax liability	102,041	106,484
Short-term borrowings and current portion of long-term debt	412,167	348,102
Discontinued operations	42,910	258,607

Total current liabilities	1,865,423	2,236,616
Long-term debt	2,131,435	2,136,668
Deferred pension and post-retirement benefits	821,744	841,824
Long-term derivatives	184,429	174,755
Deferred tax liability	598,380	606,126
Other liabilities	84,892	87,564
Discontinued operations	52,397	307,183

Total liabilities	5,738,700	6,390,736
Minority interests	48,164	83,812
Stockholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued and outstanding)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,346,586 shares and 1,344,507 shares at March 26, 2006 and December 25, 2005, respectively)	14	14
Class B common stock, non-voting, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 62,560,505 shares and 61,751,615 shares at March 26, 2006 and December 25, 2005, respectively)	626	618
Class A exchangeable shares (issued and outstanding: 1,833,549 shares and 1,926,592 shares at March 26, 2006 and December 25, 2005, respectively)	137,974	145,006
Class B exchangeable shares (issued and outstanding: 20,057,484 shares and 20,630,761 at March 26, 2006 and December 25, 2005, respectively)	1,509,325	1,552,483

Total capital stock	1,647,939	1,698,121
Paid-in capital	2,078,033	2,023,838
Unvested restricted stock	—	(7,218)
Retained earnings	1,365,287	1,422,987
Accumulated other comprehensive income	184,782	186,989

Total stockholders' equity	5,276,041	5,324,717

Total liabilities and stockholders' equity	$11,062,905	$11,799,265

(Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net loss	$(30,237)	$(34,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,224	82,099
Share-based compensation	4,338	6,054
Loss on sale or impairment of properties and intangibles	3,063	5,736
Deferred income taxes	(2,997)	8,363
Equity in net earnings (loss) of unconsolidated affiliates	217	(2,301)
Distributions from unconsolidated affiliates	391	6,411
Minority interest in earnings	3,301	2,223
Change in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination) and other	(112,225)	(170,110)
Discontinued operations	12,550	(1,049)

Net cash used in operating activities	(10,375)	(96,758)

Cash flows from investing activities:
Additions to properties and intangible assets	(87,115)	(67,717)
Proceeds from sales of properties and intangible assets	853	1,234
Cash recognized on Merger with Molson	—	73,540
Cash expended for Merger-related costs	—	(19,246)
Trade loan repayments from customers	6,109	12,079
Trade loans advanced to customers	(5,610)	(7,284)
Other	—	14
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	63,813	—
Discontinued operations—other	—	3,673

Net cash used in investing activities	(21,950)	(3,707)

Cash flows from financing activities:
Issuances of stock under equity compensation plans	13,986	45,046
Excess income tax benefits from share-based compensation	60	—
Dividends paid	(27,408)	(27,293)
Dividends paid to minority interest holders	(2,866)	—
Payments on long-term debt and capital lease obligations	(1,098)	(528,211)
Proceeds from short-term borrowings	45,858	893,034
Payments on short-term borrowings	(44,807)	(770,402)
Net proceeds from commercial paper	132,143	141,000
Net (payments on) proceeds from revolving credit facilities	(68,816)	509,448
Change in overdraft balances and other	8,253	(4,631)
Premium paid to bondholders in debt redemption	—	(106,415)
Discontinued operations	(884)	(75,736)

Net cash provided by financing activities	54,421	75,840

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	22,096	(24,625)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,220)	(4,296)
Balance at beginning of year	39,413	123,013

Balance at end of quarter	$59,289	$94,092

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2006

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Molson Inc. (Molson), operating in Canada; Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); Cervejarias Kaiser Brasil S.A. (Kaiser), presented as a discontinued operation; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to "Molson" means Molson Inc. prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars (US $).

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries and certain variable interest entities of which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 25, 2005. The results of operations for the period ended March 26, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting priciples generally accepted in the United States (US GAAP).

Reporting Periods Presented

        The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser (presented as discontinued operations) prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46, are reported one month in arrears since the date of the Merger for this and future reporting periods, which means for the thirteen weeks ended March 26, 2006, Kaiser's results include the results for December 2005 through January 13, 2006 (the date of the sale) and BRI's results include the results for the months of December 2005 through February 2006. For the thirteen weeks ended March 27, 2005, Kaiser's and BRI's results include the results for the month of February 2005, after the date of the Merger.

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

Adoption of New Accounting Pronouncements

SFAS No. 123R "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS 123R) was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the income statement and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        The effect of adoption of SFAS 123R in the first quarter of 2006 was an additional expense of $2.9 million pretax, $2.2 million after tax, or $0.03 per basic and diluted share. The total compensation expense recognized in the financial statements for the first quarter of 2006 amounted to $4.3 million, pre-tax, which consisted of the expense of $2.9 million, $0.7 million and $0.7 million for stock-options, performance shares and restricted stock units, respectively. Also, under the new standard, excess income tax benefits from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows. (See Note 14.)

SFAS No. 151 "Inventory Costs"

        SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no material impact in the first quarter of 2006 and is not expected to have any material impact on our full year financial results.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. The adoption of SFAS 154 did not have an impact on the financial statements included herein.

FASB Staff Position ("FSP") No. FIN 45-3 "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners"

        FSP FIN 45-3 is an amendment to FIN 45 requiring the recognition and disclosure of the fair value of an obligation undertaken for minimum revenue guarantees granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. The FSP is effective for new minimum revenue guarantees issued or modified beginning in the first quarter of 2006. We currently do not maintain arrangements with minimum revenue guarantees that have a significant impact on our financial statements.

New Accounting Pronouncements

SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments"

        SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other factors, SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We are still reviewing the impact, if any, that SFAS 155 will have on our financial statements.

SFAS No. 156 "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140"

        SFAS 156 was issued in February 2006 and will be effective for us in the first quarter of 2007. The new standard, which is an amendment to SFAS 140, will simplify the accounting for servicing assets and liabilities by addressing the recognition and measurement of separately recognized servicing assets and liabilities and providing an approach to simplify efforts to obtain hedge-like accounting. We are still in the process of reviewing the impact, if any, that SFAS 156 will have on our financial statements.

2.     MOLSON MERGER

Merger Transaction

        The Merger, which closed February 9, 2005, was effected through an exchange of stock, in which Molson Inc. shareholders received stock in MCBC according to an exchange ratio, depending upon the type of stock held. Also, Molson Inc. shareholders were permitted to receive a combination of common stock of MCBC and exchangeable shares in a subsidiary of MCBC, Molson Coors Canada, Inc. Canadian resident holders who received exchangeable shares in the Merger defer paying income taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

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

Pro Forma Results

        The results of Molson, Inc. have been included in the consolidated financial statements since February 9, 2005.

        The following unaudited, pro forma information shows the results of our operations for the thirteen weeks ended March 27, 2005, as if the Merger had occurred at the beginning of the period. Pro forma results include special charges of $40.7 million during the 2005 first quarter, including $7.4 million of Merger-related special charges in the U.S. segment for restructuring and accelerated depreciation on the company's Memphis brewery, which will be closed in 2006; a $3.6 million write-off of obsolete brewery assets in the Europe segment; and Corporate segment special charges totaling $29.7 million, primarily due to change-in-control payments and benefits for certain officers who were employed by Adolph Coors Company prior to the Merger and elected to leave the company following the Merger. Pro forma results also include additional special charges incurred by Molson totaling $43.0 million, including Merger-related corporate expenses of $24.0 million, and $19.0 million in charges related to the closure of sales offices and brewing operations in Brazil. The pro forma results for the period ended March 27, 2005 include charges in Canada ($9.0 million) and Brazil ($14.0 million) attributable to the one-time impact of achieving consistency in accounting conventions in all reporting periods.

	Thirteen Weeks Ended
	March 26, 2006 (Actual)	March 27, 2005 (Pro forma)
	(In millions, except per share amounts)
Net sales	$1,153.8	$1,154.6
Loss from continuing operations before income taxes	$(22.7)	$(48.7)
Net loss	$(30.2)	$(75.7)
Basic and diluted net loss per share	$(0.35)	$(0.88)

Allocation of Purchase Price

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and Merger-related costs incurred by Coors, of which $16.0 million was incurred prior to the Merger. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's (now presented as discontinued operations) assets and liabilities based upon their fair values, with the residual to goodwill. The allocation of the purchase price was complete as of March 26, 2006. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date.

As of February 9, 2005
(In millions)
Current assets	$486.6
Property, plant and equipment	1,012.3
Goodwill	1,816.8
Intangible assets	3,740.4
Other assets	489.6

Total assets acquired	7,545.7

Current liabilities	(686.8)
Non-current liabilities and minority interests	(3,302.4)

Total liabilities assumed	(3,989.2)

Net assets acquired	$3,556.5

        Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques. We have allocated the purchase price to goodwill and intangibles as follows:

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Goodwill
U.S. Segment	$1,117.0
Canada Segment	604.4
Brazil Segment	95.4

Total Goodwill	$1,816.8

Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$276.0	4 to 11
Brands	144.5	12

Total Canada Segment	420.5

Brazil Segment
Distribution Agreements	8.3	15
Brands	23.5	12 to 36

Total Brazil Segment	31.8

Total Intangible Assets—Finite Lived	$452.3

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	$811.5
Brands	2,476.6

Total Intangible Assets—Indefinite Lived	$3,288.1

Total Intangible Assets	$3,740.4

        Synergies deriving from the Merger are expected to benefit both the Canada and U.S. segments. Goodwill has been allocated to the U.S. segment based upon projections that a large portion of synergy cost savings will benefit that segment. Fair value estimates of the U.S. segment done both with and without total synergies expected to benefit the U.S. segment indicate a difference in that fair value of $1.1 billion. Management believes that this amount provides a reasonable basis for allocation of goodwill to the U.S. segment.

Merger-related Other

        Molson sold the majority of its ownership in the Montréal Canadiens professional hockey club (the Club) to a purchaser in 2001. Molson maintains a 19.9% common ownership interest in the Club, as well as a preferred interest, redeemable in 2009. The preferred equity interest has a stated value of Cdn $86.5 million (approximately US $74.1 million). We have determined that, while the Club is a variable interest entity as defined by FIN 46R, we are not the primary beneficiary of the entity. As a result, we account for our interest in the Club using the equity method. We have assigned values to intangible assets that are imbedded in our investment in the Montréal Canadiens, which is recorded in non-current "Other assets". We recorded amortization in the first quarter of 2006 of $0.2 million associated with the estimated finite-lived intangibles (none recorded in the first quarter of 2005). This amortization cost is classified as a component of other expense, net.

        The shareholders of the Club (the purchaser and MCBC) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and MCBC to abide by funding requirements included in the terms of the shareholders' agreement. In addition, MCBC is party to certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre). We have made estimates of the fair values of the common and preferred equity investments in the Montréal Canadiens, as well as of the guarantee to lenders and a guarantee of payments due under the land lease, which are accrued as of March 26, 2006. See Note 12.

3.     DISCONTINUED OPERATIONS

        On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retain a 15% interest in Kaiser, which we account for under the cost method, and have one seat out of seven on its board. Heineken NV remains a 17% equity partner in the Kaiser business. We undertook the sale of Kaiser to allow us to focus on our United States, Canada and Europe markets, and to continue to deliver the cost synergies and other benefits related to the Merger. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil. We have segregated the results of operations, financial position, and cash flows for the Brazil segment in our financial statements as discontinued operations.

        The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $271 million. We have recorded the fair value of this indemnity liability on the balance sheet at $52 million. Our fair value estimates account for the possibility that we could have to pay the full amount of the exposure in a future year, but that a majority of the amounts paid would be recovered in subsequent years through Brazil's legal system. Our fair value estimates also account for the possibility that we will never have to pay any amounts associated with this exposure. Second, we provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those liabilities settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. It is important to note that our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. We have not received any formal notification of indemnity claims from the purchaser; however, we expect to receive such notifications late in the second quarter of 2006. We have received an informal notification from the purchaser that a significant indemnity claim is likely to be made in 2006. We have recorded the fair value of the total tax, civil and labor indemnity liability on our balance sheet at $43 million. It should be noted that future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control, and will be handled by FEMSA. These liabilities are denominated in Brazilian reals and have been stated at a present value, and will therefore be subject in the future to foreign exchange gains or losses and to accretion of interest expense, both of which will be recognized in the discontinued operations section of the income statement. The sale agreement requires annual cash settlements relating to these indemnities, the first of which will occur during the first half of 2007. If contingent exposures in our fair value models become probable losses, charges in the discontinued operations section of our income statement could occur. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future. The creation of those liabilities impacted the loss on the sale of 68% of the business reported in this fiscal quarter.

        As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January, 2009 and at fair market value thereafter. The value of the put option favorably impacted the calculation of the loss on the sale of Kaiser. In addition, FEMSA received a call option to purchase from us our remaining 15% interest at fair market value beginning in January 2013.

        Kaiser had $57.8 million and $15.7 million of net sales and $2.3 million and $3.8 million of pre-tax losses during the first quarter of 2006 and 2005, respectively. The 2006 period included the month of December 2005 and the first 13 days of January 2006, since we reported Kaiser's results one month in arrears. The 2005 period included the period between February 9 (the date of the Merger) and February 28, 2005, again due to our reporting Kaiser one month in arrears in 2005.

        We recorded a loss of $2.8 million on the sale of Kaiser. Also included in the loss from discontinued operations are foreign exchange losses and accretion of interest expense on the indemnity guarantee obligations recorded at their present value on the date of sale. The table below summarizes the loss from discontinued operations, net of tax, presented on the income statement:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Loss from operations of Kaiser prior to sale	$2,293	$3,785
Loss on sale of 68% of Kaiser	2,797	—
Foreign exchange losses and accretion expense on indemnity liabilities	6,577	—

Loss from discontinued operations, tax effected	$11,667	$3,785

        Included in non-current assets of discontinued operations on the balance sheet are $9.6 million of deferred tax assets associated with non-current liabilities of discontinued operations.

4.     BUSINESS SEGMENTS

        Subsequent to the sale of Kaiser, the Company now operates in the following reporting segments:

United States (U.S.)

        The U.S. segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, its military bases world-wide, Mexico and the Caribbean. This segment also includes the results of the Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN 46R.

Canada

        The Canada segment consists of our production, marketing and sales of the Molson and Coors Light brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R); and our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club.

        We also distribute market and sell Corona Extra® in Ontario, Québec, and the Atlantic provinces under agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) which grants us the right to import, market and sell Heineken products throughout Canada, and with Miller to brew, market and sell several Miller brands, and distribute and sell imported Miller brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster's Brewing Group Limited, to brew Foster's Lager® in Canada for sale in Canada and the United States. Lastly, Molson Canada has the right to produce Asahi® for the United States market.

Europe

        The Europe segment consists of our production and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch (consolidated under FIN 46R) in the United Kingdom and Republic of Ireland, and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam), and sales of Molson Coors brands in Asia and other export markets.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relates to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, and insurance and risk management. Corporate also includes certain royalty income and intangible administrative costs.

Discontinued Operations

        Our Brazil segment, which was composed of Kaiser, was sold on January 13, 2006, and has now been reflected as a discontinued operation.

        No single customer accounted for more than 10% of our sales. Inter-segment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) from continuing operations before income taxes and after minority interests for each segment, to income (loss) from continuing operations before income taxes and net income (loss) from continuing operations shown on the condensed consolidated statements of operations.

	Thirteen Weeks Ended March 26, 2006
	U.S.	Canada	Europe	Corporate(1)	Total
	(In thousands)
Net sales	$551,274	$329,319	$272,579	$674	$1,153,846
Income (loss) from continuing operations before income taxes and after minority interests	11,556	43,832	(22,107)	(59,546)	(26,265)
Minority interests, before taxes	3,468	1,485	935	(2,330)	3,558

Income (loss) before income taxes	$15,024	$45,317	$(21,172)	$(61,876)	$(22,707)
Income tax benefit					7,438

Loss before minority interests					(15,269)
Minority interests					(3,301)

Loss from continuing operations					$(18,570)

(1)
Net sales are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

	Thirteen Weeks Ended March 27, 2005
	U.S.	Canada	Europe	Corporate(1)	Total
	(In thousands)
Net sales	$524,973	$196,331	$327,131	$—	$1,048,435
Income (loss) from continuing operations before income taxes and after minority interests	12,593	15,675	(11,030)	(63,455)	(46,217)
Minority interests, before taxes	2,103	—	565	(320)	2,348

Income (loss) before income taxes	$14,696	$15,675	$(10,465)	$(63,775)	$(43,869)
Income tax benefit					15,693

Loss before minority interests					(28,176)
Minority interests					(2,223)

Loss from continuing operations					$(30,399)

(1)
Net sales are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

        The following table represents sales by geographic segment (based on location of customer):

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Net sales to unaffiliated customers:
United States and its territories	$550,238	$524,973
Canada	329,319	196,331
Europe	254,731	319,696
Other foreign countries	19,558	7,435

Net sales	$1,153,846	$1,048,435

        The following table represents total assets by reporting segment:

	At March 26, 2006	At December 25, 2005
	(In thousands)
United States	$2,344,173	$2,631,312
Canada	6,122,373	5,875,120
Europe	2,586,782	2,713,441
Discontinued operations	9,577	579,392

Total assets	$11,062,905	$11,799,265

5.     EARNINGS PER SHARE (EPS)

        Basic and diluted net loss per common share was determined using the calculations outlined below:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In thousands, except per share amounts)
Loss from continuing operations	$(18,570)	$(30,399)
Loss from discontinued operations	(11,667)	(3,785)

Net loss	$(30,237)	$(34,184)

Weighted average shares for basic EPS	85,683	63,106
Effect of dilutive securities:
Stock options granted to employees	—	—
Restricted stock excluded from basic EPS	—	—

Weighted average shares for diluted EPS	85,683	63,106

Basic and diluted loss per share:
From continuing operations	$(0.22)	$(0.48)
From discontinued operations	(0.13)	(0.06)

Basic and diluted net loss per share	$(0.35)	$(0.54)

        All potentially dilutive securities were anti-dilutive because we incurred a loss from continuing operations in the thirteen week periods ended March 26, 2006 and March 27, 2005. There were anti-dilutive stock options totaling 4.1 million and 0.2 million in the thirteen weeks ended March 26, 2006 and March 27, 2005, respectively, because their exercise prices were greater than the average fair market value of the Company's common stock for the periods presented. Options to purchase an additional 0.6 million and 0.8 million shares of common stock (based on 5.2 million and 8.0 million in-the-money stock options) whose exercise prices were below the average fair market value of the Company's common stock were excluded from the dilutive stock option calculation due to the net losses in the periods presented. Also, 0.2 million restricted stock units and 0.1 contingently issuable performance shares were excluded from the dilutive calculation in the thirteen weeks ended March 26, 2006, due to the net loss in that period.

6.     SPECIAL CHARGES

        Largely in connection with the Merger and our related synergy goals, we have incurred net charges in the first quarter of 2006 and 2005 that are not indicative of our normal, recurring operations. As such, we have separately classified these charges as special operating charges. By segment, the following items are included in special charges.

Summary of Special Charges

        The table below details Special Charges recorded in the first quarter of 2006 and 2005, by program.

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In millions)
U.S.—Memphis accelerated depreciation	$19.6	$4.8
U.S.—Memphis and Golden restructuring and other costs	4.5	2.6
U.S.—Insurance recovery—Environmental	(2.4)	—
Europe—Asset impairments	—	3.6
Europe—Restructuring charge	6.7	—
Europe—Other	1.1	—
Corporate—Change in control to Coors executives	(2.7)	27.2
Corporate—Other	—	2.5

Total	$26.8	$40.7

U.S. Segment

        The U.S. segment recognized $21.7 million and $7.4 million of net special charges in the first quarters of 2006 and 2005, respectively. $24.1 million of the 2006 costs and all of the 2005 costs were recognized in accordance with a restructuring plan approved by the Company's board of directors in connection with the closure of our Memphis facility and plans to obtain synergy cost savings at our Golden facility. In the first quarter of 2006, $19.6 million of these charges related to accelerated depreciation and the remaining $4.5 million included employee termination costs and other incremental costs that were the direct result of the planned Memphis plant closure. These charges related to accelerated depreciation and take into account that we now expect to complete the closure by the end of the third quarter of 2006. In the first quarter of 2005, $4.8 million of these charges related to accelerated depreciation and the remaining $2.6 million included employee termination costs. Retention and severance costs for the Memphis employees are being accrued over the service period during which such benefits are earned by the employees.

        U.S. segment special charges in the first quarter of 2006 were partially offset by a receipt of $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado, which we recorded as a special item. Our estimated environmental liability associated with this site was recorded in 1990 as a $30.0 million pretax special charge and the liability recorded at March 26, 2006 is considered sufficient.

        The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and Other Employee-Related	Closing and Other Costs	Total
	(in millions)
Balance at December 25, 2005	$27.6	$—	$27.6
Charges incurred	1.7	2.3	4.0
Payments made	—	—	—

Balance at March 26, 2006	$29.3	$2.3	$31.6

        The liability for severance and other employee-related costs include a $25.0 million estimated payment required upon withdrawal from the hourly workers' multi-employer pension plan associated with our Memphis location that we recorded in the third quarter of 2005.

        The Memphis brewery currently employs approximately 400 people and brews products for export. All production remaining at the Memphis location will be relocated to a different Company-owned facility or outsourced when the brewery is closed.

Canada Segment

        The Canada segment restructured its sales and marketing organizations in 2005, and recorded $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs as special charges. As of December 25, 2005, $0.6 million of severance had been paid.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and Other Employee-Related Costs
(In millions)
Balance at December 25, 2005	$3.9
Charges incurred	—
Payments made	(0.7)

Balance at March 26, 2006	$3.2

Europe Segment

        The Europe segment incurred net special charges of $7.8 million and $3.6 during the thirteen weeks ended March 26, 2006 and March 27, 2005, respectively. The 2006 charges are primarily for employee termination costs associated with supply chain restructuring efforts, and costs associated with the exit from the Russia market. The 2005 costs represented impairments of brewing assets in the United Kingdom.

        The following summarizes the activity in the Europe segment restructuring accruals:

Severance and Other Employee-Related Costs
(In millions)
Balance at December 25, 2005	$11.0
Charges incurred	6.8
Payments made	(5.0)
Other adjustments for currency translation	0.2

Balance at March 26, 2006	$13.0

        The majority of the balance at March 26, 2006 is expected to be paid during 2006, particularly during the second quarter. Payment of the remaining accrued balance for employee severance will be made in phases as employees leave the Company. We expect the final payment will occur in 2008.

Corporate Costs

        Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors. The Merger, which occurred on February 9, 2005, constituted a change in control of Coors under these agreements. These employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. These costs included $18.3 million of severance and related cash benefits (paid in 2005), $3.1 million of pension benefits, and $5.8 million of non-cash stock compensation expense associated with changes to these officers' stock options, for a total of $27.2 million. For terminated officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control ($73.50). This potential cash award is recorded as a liability and is marked to market each period with the change in MCBC's stock price, up to the price at the date of the Merger. We recorded income of $2.7 million during the first quarter of 2006 associated with these potential awards, as a result of an increase in our stock price during the first quarter of 2006. The liability for these potential awards was $3.2 million as of March 26, 2006. If the price of the Company's stock rises to the option floor, it will result in a further reduction to this liability and resulting in additional credits. To the extent the Company's stock price falls below the price on March 26, 2006, additional charges will be necessary.

        The Company offered retention benefits to each employee covered by the change in control agreements (except for both Coors' then Chairman and Chief Executive Officer who entered into new employment agreements), in return for forfeiting their rights under the agreements. These costs approximate $3.6 million annually, earned during the periods of February 9, 2005 through February 8, 2006, and similarly February 9, 2006 through February 8, 2007. We recognized $0.9 million and $0.4 million of expense associated with this officer retention plan in the first quarter of 2006 and 2005, respectively. These costs were included in marketing, general and administrative expenses in the Corporate segment.

        The remaining 2005 special charges of $2.5 million consist of merger-related costs that were incurred by Coors, but did not qualify for capitalization in purchase accounting.

7.     VARIABLE INTEREST ENTITIES

        FASB Interpretation No. 46R "Consolidation of Variable Interest Entities—An Interpretation of ARB 51" (FIN 46R) expands the scope of ARB 51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented: Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch) and Brewers' Retail Inc. (BRI) (effective with the Merger on February 9, 2005).

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. As of March 26, 2006, the Company is the guarantor of approximately $36.4 million of RMMC debt.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC.

Brewers' Retail Inc.

        BRI is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At March 26, 2006, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt and pension liabilities, which were approximately $183 million and $79 million, respectively, at March 26, 2006.

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

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended March 26, 2006			Thirteen Weeks Ended March 27, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$46,933	$23,319	$4,495	$55,089	$21,208	$3,045
RMMC(1)	$78,473	$48,579	$2,259	$78,688	$43,379	$956
BRI(2)	$314,828	$64,130	$61	$276,390	$18,788	$—
Grolsch(1)	$24,099	$12,250	$1,910	$25,645	$8,588	$1,237

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation. The increase in Grolsch revenues and pre-tax income was due to the timing of intercompany transactions with CBL.

(2)
BRI results are included from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company.

Trigen

        In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to CBC at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R. We incurred net expenses of $12.4 million and $8.7 million for the first quarters of 2006 and 2005, respectively, under our agreement with Trigen.

8.     GOODWILL AND OTHER INTANGIBLES

        The following table presents details of our intangible assets, other than goodwill, as of March 26, 2006:

	Useful Life	Gross	Amortization Accumulated	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$276.0	$(70.2)	$205.8
Distribution rights	2 - 14	334.7	(66.7)	268.0
Patents and technology and distribution channels	3 - 10	28.8	(13.9)	14.9
Other	5 - 34	14.2	(9.4)	4.8
Intangible assets not subject to amortization:
Brands	Indefinite	3,001.8	—	3,001.8
Pension	N/A	16.0	—	16.0
Distribution networks	Indefinite	866.3	—	866.3
Other	Indefinite	28.1	—	28.1

Total		$4,565.9	$(160.2)	$4,405.7

        The following table presents details of our intangible assets, other than goodwill, as of December 25, 2005:

	Useful Life	Gross	Amortization Accumulated	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$275.5	$(64.5)	$211.0
Distribution rights	2 - 14	329.4	(54.2)	275.2
Patents and technology and distribution channels	3 - 10	28.6	(13.3)	15.3
Other	5 - 34	14.2	(9.3)	4.9
Intangible assets not subject to amortization:
Brands	Indefinite	3,004.6	—	3,004.6
Pension	N/A	16.0	—	16.0
Distribution networks	Indefinite	867.8	—	867.8
Other	Indefinite	28.5	—	28.5

Total		$4,564.6	$(141.3)	$4,423.3

        The following summarizes the change in goodwill for the thirteen weeks ended March 26, 2006 (in millions):

Balance at December 25, 2005	$2,871.3
Final purchase accounting adjustments related to Merger with Molson, Inc.	(20.9)
Impact of currency exchange	2.3

Balance at March 26, 2006	$2,852.7

        We completed the allocation of the purchase price related to the Merger with Molson, Inc. during the first quarter of 2006. The final adjustments were related to an increase in intangible assets and a reduction in the fair values of certain liabilities assumed in the Merger, and related deferred tax adjustments.

        Based on foreign exchange rates as of March 26, 2006, the estimated future amortization expense of finite-lived intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2006—Remaining	$55.0
2007	$73.3
2008	$73.3
2009	$66.9
2010	$50.8

        Amortization expense of intangible assets was $19.0 million and $11.6 million for the thirteen weeks ended March 26, 2006 and March 27, 2005, respectively.

        As of March 26, 2006, goodwill was allocated between our reportable segments as follows.

Segment	Amount
(In millions)
United States	$1,333.0
Canada	721.6
Europe	798.1

Total	$2,852.7

        Goodwill created by the Merger amounting to $1.1 billion has been allocated to the U.S. segment based upon projections that a large portion of synergy cost savings will benefit that business unit.

9.     DEBT

        Our total borrowings as of March 26, 2006 and December 25, 2005 were composed of the following:

	As of
	March 26, 2006	December 25, 2005
	(In thousands)
Short-term borrowings(1)	$14,793	$14,001

Senior notes
US $850 million(2)	$846,873	$849,898
US $300 million(3)	300,000	300,000
Cdn $900 million(3)	769,022	770,326
Commercial paper(4)	299,521	167,378
Credit facility(5)	93,842	162,713
Other notes payable(6)	219,551	220,454

Total long-term debt (including current portion)	2,528,809	2,470,769
Less: current portion of long-term debt	(397,374)	(334,101)

Total long-term debt	$2,131,435	$2,136,668

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans and overdraft facilities as summarized below:

	As of
	March 26, 2006	December 25, 2005
	(In millions)
US $ Lines of Credit
Two lines totaling $50 million	$—	$—
Interest rates at 5.18%
Canadian Bank Overdraft Facilities
Two lines totaling Cdn $30 million ($26 million)	9.0	—
Interest rates at U.S. Prime and Cdn Prime
British Pound Lines of Credit and Bank Overdraft Facility
Three lines totaling £30 million ($52 million)	5.8	14.0
Interest rates at 5.15%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($9 million)	—	—
Interest rates at 1%

Total short-term borrowings	$14.8	$14.0

(2)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make-whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

The notes are guaranteed by Molson Coors Brewing Company, all of its significant U.S. subsidiaries and Molson Coors Capital Finance ULC. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at March 26, 2006.

(3)
On September 22, 2005, the Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity and wholly owned subsidiary of the Company issued 10-year and 5-year private placement debt securities totaling Cdn $900 million in Canada and US $300M in the United States. The Canadian bonds bear interest at 5.0% and the U.S. bonds bear interest at 4.85%. Both offerings are guaranteed by Molson Coors Brewing Company and all of its significant U.S. subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at March 26, 2006. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on the Company's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

(4)
We maintain a $500 million commercial paper program. All of our commercial paper issued is classified as current portion of long-term debt as of March 26, 2006. As of March 26, 2006, the interest rates on our outstanding commercial paper borrowings ranged from 4.575% to 4.92%, with a weighted average of 4.78%. As of March 26, 2006, $299.5 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At March 26, 2006, the average effective interest rate for all borrowings outstanding was 4.18% and we had $93.8 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	As of
	March 26, 2006	December 25, 2005
	(In millions)
Note payable issued by
RMMC joint venture	$36.4	$36.4
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars	183.2	184.1
Interest rate at 7.5%
Maturity in June 2011

Total other notes payable	$219.6	$220.5

10.   EMPLOYEE RETIREMENT PLANS

        The Company offers retirement plans in the United States, Canada and the United Kingdom that cover substantially all its employees. Additionally, the Company offers other postretirement benefits for

CBC and Molson employees. The Company's net periodic pension cost under retirement plans and other postretirement benefits are as follows:

	Thirteen Weeks Ended March 26, 2006
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$4,915	$8,036	$9,785	$22,736
Interest cost	13,654	20,186	23,686	57,526
Expected return on plan assets	(16,063)	(24,975)	(32,839)	(73,877)
Amortization of prior service cost	11	533	(1,565)	(1,021)
Amortization of net loss	4,732	—	4,730	9,462
Less expected participant contributions	—	(867)	(2,499)	(3,366)

Net periodic pension cost	$7,249	$2,913	$1,298	$11,460

Other Postretirement Benefits
Service cost—benefits earned during the period	$784	$1,694	$—	$2,478
Interest cost on projected benefit obligation	1,846	3,065	—	4,911
Amortization of prior service cost	52	—	—	52
Recognized net actuarial loss	711	199	—	910

Net periodic postretirement benefit cost	$3,393	$4,958	$—	$8,351

	Thirteen Weeks Ended March 27, 2005
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,223	$3,529	$9,372	$18,124
Interest cost	13,344	10,618	27,270	51,232
Expected return on plan assets	(15,016)	(11,345)	(33,685)	(60,046)
Amortization of prior service cost	1,366	—	—	1,366
Amortization of net loss	4,277	—	1,255	5,532
Less expected participant contributions	—	(537)	(2,775)	(3,312)

Net periodic pension cost	$9,194	$2,265	$1,437	$12,896

Other Postretirement Benefits
Service cost—benefits earned during the period	$507	$737	$—	$1,244
Interest cost on projected benefit obligation	1,524	1,377	—	2,901
Amortization of prior service cost	(188)	—	—	(188)
Recognized net actuarial loss	448	—	—	448

Net periodic postretirement benefit cost	$2,291	$2,114	$—	$4,405

        During the first quarter of 2006, contributions paid to the defined benefit plans were $5.0 million, $25.2 million and $6.0 million for the U.S., Canadian and U.K. plans, respectively. Expected total contributions to U.S., Canadian and U.K. defined benefits plans for 2006 are approximately $20.0 million, $116.5 million and $27.7 million, respectively.

11.   INCOME TAXES

        We anticipate that our full year 2006 effective tax rate will be in the range of 25% to 30%. Our effective tax rate for the first quarter of 2006 was 33%, which is above the range of our forecasted full year effective tax rate due to the treatment of the income attributable to changes in the cost of providing a stock price floor under the stock options for certain Coors officers who left under a change-of-control provision following the Merger.

        Our effective tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

        Subsequent to the close of the first quarter of 2006, the United Kingdom enacted tax law that impacts the deductibility of pension contributions. The changes, effective for pension contributions in periods ending after April 6, 2006, may have a material impact on our U.K. income tax provision. We are in the process of analyzing the changes. An estimate of the potential impact of these changes is not available at this time.

12.   CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, net of $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $271 million. We have recorded the fair value of this indemnity liability on the balance sheet at $52 million. Our fair value estimates account for the possibility that we could have to pay the full amount of the exposure in a future year, but that a majority of the amounts paid would be recovered in subsequent years through Brazil's legal system. Our fair value estimates also account for the possibility that we will never have to pay any amounts associated with this exposure. Second, we provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those liabilities settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. It is important to note that our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. We have not received any formal notification of indemnity claims from the purchaser; however, we expect to receive such notifications late in the second quarter of 2006. We have received an informal notification from the purchaser that a significant indemnity claim is likely to be made in 2006. We have recorded the fair value of the total tax, civil and labor indemnity liability on our balance sheet at $43 million. It should be noted that future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control, and will be handled by FEMSA. These liabilities are denominated in Brazilian reals and have been stated at a present value, and will therefore be subject in the future to foreign exchange gains or losses and to accretion of interest expense, both of which will be recognized in the discontinued operations section of the income statement. The sale agreement requires annual cash settlements relating to these indemnities, the first of which will occur during the first half of 2007. If contingent exposures in our fair value models become probable losses, charges in the discontinued operations section of our income statement could occur. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future.

Montréal Canadiens

        Molson sold the majority of its ownership in the Montréal Canadiens professional hockey club (the Club) to a purchaser in 2001. Molson maintains a 19.9% common ownership interest in the Club, as well as a preferred interest, redeemable in 2009. The shareholders of the Club (the purchaser and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and MCBC to abide by funding requirements included in the terms of the shareholders' agreement. In addition, MCBC is party to certain guarantees to the lenders of the purchaser of the Canadiens and the Bell Centre (formerly the Molson Centre), such that in the event that the Club and the purchaser are not able to meet their obligations, or in the event of a default, we shall 1) provide adequate support to the purchaser through necessary cash payments so that the purchaser would have sufficient funds to meet its debt obligations, and 2) exercise control of the entity which owns the Club and the entertainment business operated at the Bell Centre at predetermined conditions, subject to NHL approval. The obligations of the purchaser to such lenders were Cdn $92 million (approximately US $79 million) at March 26, 2006. As part of the sale transaction, Molson reaffirmed an existing guarantee of the purchaser's payment obligations on a 99 year lease arrangement (which began in 1993) related to the land upon which the Bell Centre has been constructed. Annual lease payments in 2005 were Cdn $2.4 million (approximately US $2.1 million), and are adjusted annually to reflect prevailing interest rates and changes in the consumer price index. The lessee is an entity owned by the purchaser of the Canadiens. We have recorded fair value liabilities related to the guarantees to lenders as well as of a guarantee related to the land lease associated with the transaction.

Litigation and Other Disputes

        Beginning in May 2005, several purported class action lawsuits were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado Federal case has been transferred to the Delaware Federal court. The Delaware Federal lawsuits also allege that the Company failed to comply with US GAAP. The Company will vigorously defend the lawsuits.

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

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with the inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company is cooperating with the inquiry.

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company's Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. This investigation is ongoing and the Board of Directors continues to have full confidence in senior management, including the chief executive officer and chief financial officer.

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada to be the sole distributor of Miller products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. Several of the lawsuits have been dismissed and are on appeal. There have been no appellate decisions. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL for this issue with an employee tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL has appealed this ruling and an appeal was heard during the first quarter of 2006, where certain initial tribunal judgments were overturned. The employment appeal tribunal has remitted two further matters to a new employment tribunal. CBL has filed an appeal with regard to one of these matters. We have estimated the cost of this contingency, if upheld, to be $1.0 million, which was recorded as a reserve in 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

        The assumptions used are as follows:

  •
  trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred,

  •
  income taxes, which we believe not to be an included cost, are not included in projections with regard to the $120 million threshold,

  •
  a 2.5% inflation rate for future costs, and

  •
  certain operations and maintenance costs were discounted using a 4.6% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at March 26, 2006 are approximately $3.7 million and $5.9 million, respectively. Accordingly, we believe that the existing liability is adequate as of March 26, 2006. We did not assume any future recoveries from insurance companies in the estimate of our liability.

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

13.   CHANGES IN OTHER COMPREHENSIVE INCOME

        The following summarizes the components in other comprehensive income:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Net loss	$(30,237)	$(34,184)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	255	42,895
Currency effect on minimum pension liability	3,289	2,998
Unrealized loss on derivative instruments, net of tax	(199)	(3,021)
Reclassification adjustment—derivative instruments, net of tax	(5,552)	(4,473)

Comprehensive (loss) income	$(32,444)	$4,215

14.   SHARE BASED PAYMENTS—STOCK OPTIONS, RESTRICTED STOCK AND OTHER STOCK AWARDS

        In the first quarter of 2006, we adopted Financial Accounting Standard Board Statement No. 123 (Revised 2004), "Share—Based Payment" (SFAS 123R). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

        The revised standard supersedes SFAS 123, "Accounting for Stock-Based Compensation", which we previously applied (see related discussion in Note 1). The new standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in the first quarter of 2006 related to share-based compensation was an additional expense of $2.9 million pretax, or $2.2 million after-tax, or $0.03 per basic and diluted share. Also, under the new standard, excess income tax benefits related to share-based compensation expense are considered financing rather than operating cash flow activities.

        During the first thirteen weeks of 2006, we issued the following awards to certain directors, officers, and other eligible employees, pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan: stock options, restricted stock units, performance shares, and limited stock appreciation rights. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the first quarter of 2006, and we are not expecting to grant any new awards under these plans.

        Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years.

        Restricted stock unit awards are issued at the market value equal to the price of our stock at the date of the grant and generally vest over the period of three years. In the first quarter of 2006, we granted 140,762 of restricted stock units with the weighted—average market value of $69.09 each.

        Performance share awards are earned over the estimated term to achieve projected financial targets established at the time of the grant. Currently, these financial targets are expected to be achieved by the end of our fiscal year 2008 at which point these shares will fully vest. This estimate is subject to future revisions based on the performance levels of the Company. Performance shares have a term of five years. In the first quarter of 2006, 929,348 shares were granted under this plan at the market value equal to the price of our stock at the grant date of $69.14 per share.

        On March 21, 2006, the Company issued 150,000 limited stock appreciation rights to one of its key executives. These limited stock appreciation rights entitle the executive to receive shares of the Company's stock with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed $77.20, and the trading price on the date of the grant, or $70.01 per share. The award cannot be exercised before May 2, 2007 and will fully vest on May 2, 2008. The fair value of this award of $2.15 per limited stock appreciation right as of the date of grant was determined using the Black-Scholes option-pricing model. The total fair value of $0.3 million will be recognized in the income statement on a straight-line basis over the remaining vesting period of approximately 2.1 years. The option pricing model includes certain assumptions and estimates. For the assumption and estimates management used for this award, see the table in the stock option section below.

        As of March 26, 2006, there were 1,918,526 shares of the Company's stock available for the issuance of the stock options, restricted stock units, performance shares, and limited stock appreciation rights awards.

        The following table illustrates the pro forma effect for the thirteen weeks ended March 27, 2005, if the Company followed the fair value provisions of SFAS 123 during such period:

Amount
(In thousands)
Net loss, as reported	$(34,184)
Add: Total stock-based compensation expense, net of related tax	4,093
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax	(22,074)

Pro-forma net loss	$(52,165)

Basic and diluted net loss per share:
As reported	$(0.54)
Pro-forma	$(0.83)

        The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Stock Options:
Pre-tax compensation expense	$2,935	$5,828
Tax benefit	(735)	(1,888)

After-tax compensation expense	$2,200	$3,940

Restricted stock units:
Pre-tax compensation expense	$742	$226
Tax benefit	(277)	(73)

After-tax compensation expense	$465	$153

Performance shares:
Pre-tax compensation expense	$661	$—
Tax benefit	(182)	—

After-tax compensation expense	$479	$—

Total recorded after-tax compensation expense	$3,144	$4,093

        Stock options outstanding at March 26, 2006, changes during the first quarter of 2006, and shares available for grant under all of the Company's plans are presented below:

	Shares available for grant	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life, in years	Aggregate intrinsic value
Outstanding as of December 25, 2005	3,382,263	9,205,388	$63.14
Authorized	—	—	—
Granted	(416,994)	416,994	$68.94
Exercised	—	(139,096)	$50.54
Forfeited	23,367	(96,649)	$73.22
Non-option grants	(1,070,110)	—

Outstanding as of March 26, 2006	1,918,526	9,386,637	$63.48	6.6	$69,461,376

Exercisable at March 26, 2006		8,737,855	$63.25	6.3	$67,525,914

        The weighted-average grant date fair values of options granted during the first quarter of 2006 and 2005 were $19.69 and $16.14, respectively. The total intrinsic value of options exercised during the first quarter of 2006 was $2.2 million. There were no options that vested during the first thirteen weeks of 2006.

        The fair value of each option granted in the first quarter of 2006 and 2005 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005
Risk-free interest rate	4.48%	4.04%
Dividend yield	1.86%	1.72%
Volatility ranges	24.9% - 30.1%	24.7% - 33.8%
Weighted-average volatility	27.63%	25.5%
Expected term (years)	3.5 - 7.0	3.5 - 7.0

        The risk-free rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock. We use historical data to estimate option expected term. The range of 3.5 years to 7.0 years results from separate groups of employees who exhibit different historical exercise behavior.

        The summary of activity of unvested restricted stock units and performance shares during the first quarter of 2006 is presented below:

	Shares	Weighted-average grant date fair value
Unvested as of December 25, 2005	138,252	$61.69
Granted	1,070,110	69.13
Vested	—	—
Forfeited	—	—

Unvested as of March 26, 2006	1,208,362	$68.28

        As of March 26, 2006, there was $71.6 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.8 years. During the first quarter of 2006, cash received from stock options exercises was $7.4 million and the total tax benefit to be realized for the tax deductions from these option exercises was $0.9 million.

15.   SUPPLEMENTAL GUARANTOR INFORMATION

        In 2002, our wholly-owned subsidiary, CBC (2002 Issuer), completed a placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor), Molson Coors Capital Finance ULC and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the 2002 Issuer's income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the 2002 Issuer's debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the 2002 Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        On September 22, 2005, our wholly-owned subsidiary, Molson Coors Capital Finance ULC (2005 Issuer), completed a private placement of approximately $1.1 billion principal amount of Senior notes due as follows:

  US $300 million 4.85% notes due 2010
  Cdn $900 million 5.00% notes due 2015

        The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and certain domestic subsidiaries, including 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuer's debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson, a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuer's ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

        The following information sets forth our Condensed Consolidating Statements of Operations for the thirteen weeks ended March 26, 2006, and March 27, 2005, our Condensed Consolidating Balance Sheets as of March 26, 2006, and December 25, 2005, and our Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 26, 2006, and March 27, 2005. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers, and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity derives from Molson Coors Brewing Company, which is the Parent Guarantor, and from Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which Canadian resident holders received in the Merger.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2006
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$562,634	$—	$33,427	$947,885	$—	$1,543,946
Excise taxes	—	(84,884)	—	(455)	(304,761)	—	(390,100)

Net sales	—	477,750	—	32,972	643,124	—	1,153,846
Cost of goods sold	9	(303,664)	—	(27,955)	(395,058)	—	(726,668)
Equity in subsidiary earnings	19,750	55,119	—	—	—	(74,869)	—

Gross profit	19,759	229,205	—	5,017	248,066	(74,869)	427,178
Marketing, general and administrative expenses	(5,889)	(179,811)	—	(5,472)	(197,686)	—	(388,858)
Special charges	2,695	(21,725)	—	1	(7,802)	—	(26,831)

Operating income (loss)	16,565	27,669	—	(454)	42,578	(74,869)	11,489
Interest (expense) income, net	(1,299)	133	(13,531)	1,783	(19,041)	—	(31,955)
Other (expense) income, net	(101)	334	—	(34)	(2,440)	—	(2,241)

Income (loss) from continuing operations before income taxes	15,165	28,136	(13,531)	1,295	21,097	(74,869)	(22,707)
Income tax (expense) benefit	(45,402)	(8,387)	—	(769)	61,996	—	7,438

(Loss) income from continuing operations before minority interests	(30,237)	19,749	(13,531)	526	83,093	(74,869)	(15,269)
Minority interests in net income of consolidated entities	—	—	—	—	(3,301)	—	(3,301)

(Loss) income from continuing operations	(30,237)	19,749	(13,531)	526	79,792	(74,869)	(18,570)
Loss from discontinued operations, net of tax	—	—	—	—	(11,667)	—	(11,667)

Net (loss) income	$(30,237)	$19,749	$(13,531)	$526	$68,125	$(74,869)	$(30,237)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$543,896	$—	$30,766	$821,374	$—	$1,396,036
Excise taxes	—	(83,519)	—	(403)	(263,679)	—	(347,601)

Net sales	—	460,377	—	30,363	557,695	—	1,048,435
Cost of goods sold	—	(293,388)	—	(24,536)	(371,720)	—	(689,644)
Equity in subsidiary earnings	(33,856)	34,773	—	—	—	(917)	—

Gross profit	(33,856)	201,762	—	5,827	185,975	(917)	358,791
Marketing, general and administrative expenses	(191)	(166,968)	—	(5,374)	(164,837)	—	(337,370)
Special charges	(5,828)	(31,174)	—	—	(3,698)	—	(40,700)

Operating income (loss)	(39,875)	3,620	—	453	17,440	(917)	(19,279)
Interest (expense) income, net	6,903	(7,137)	—	(1,021)	(18,329)	—	(19,584)
Other (expense) income, net	(1,141)	(21,306)	—	37,416	(19,975)	—	(5,006)

(Loss) income from continuing operations before income taxes	(34,113)	(24,823)	—	36,848	(20,864)	(917)	(43,869)
Income tax (expense) benefit	(71)	(16,420)	—	10,152	22,032	—	15,693

(Loss) income from continuing operations before minority interests	(34,184)	(41,243)	—	47,000	1,168	(917)	(28,176)
Minority interests in net income of consolidated entities	—	—	—	—	(2,223)	—	(2,223)

(Loss) income from continuing operations	(34,184)	(41,243)	—	47,000	(1,055)	(917)	(30,399)
Loss from discontinued operations, net of tax	—	—	—	—	(3,785)	—	(3,785)

Net (loss) income	$(34,184)	$(41,243)	$—	$47,000	$(4,840)	$(917)	$(34,184)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 26, 2006
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,136	$1,641	$31	$6,814	$48,667	$—	$59,289
Accounts receivable, net	—	86,958	—	8,535	463,792	—	559,285
Other receivables, net	4,027	46,584	162	825	68,424	—	120,022
Total inventories, net	—	110,896	—	6,763	217,469	—	335,128
Other assets, net	—	48,298	—	1,666	55,971	—	105,935
Deferred tax asset	(1,355)	19,142	—	455	682	—	18,924
Discontinued operations	—	—	—	—	—	—	—

Total current assets	4,808	313,519	193	25,058	855,005	—	1,198,583
Properties, net	6,088	803,315	—	19,284	1,469,830	—	2,298,517
Goodwill	—	11,386	—	20,603	2,820,669	—	2,852,658
Other intangibles, net	—	23,723	—	10,466	4,371,504	—	4,405,693
Net investment in and advances to subsidiaries	4,744,190	7,267,993	—	—	—	(12,012,183)	—
Deferred tax asset	36,537	107,246	—	67,703	(156,368)	—	55,118
Other assets	10,126	26,202	6,404	987	199,040	—	242,759
Discontinued operations	—	—	—	—	9,577	—	9,577

Total assets	$4,801,749	$8,553,384	$6,597	$144,101	$9,569,257	$(12,012,183)	$11,062,905

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$91	$143,840	$—	$5,489	$149,939	$—	$299,359
Accrued expenses and other liabilities	42,810	291,737	718	5,381	668,300	—	1,008,946
Deferred tax liability	—	—	—	(3)	102,044	—	102,041
Short-term borrowings and current portion of long-term debt	—	299,179	(192)	—	113,180	—	412,167
Discontinued operations	—	—	—	—	42,910	—	42,910

Total current liabilities	42,901	734,756	526	10,867	1,076,373	—	1,865,423
Long-term debt	—	847,218	1,069,213	—	215,004	—	2,131,435
Deferred tax liability	53,518	121,614	—	136	423,112	—	598,380
Other liabilities	6,667	458,676	6,779	—	618,943	—	1,091,065
Discontinued operations	—	—	—	—	52,397	—	52,397

Total liabilities	103,086	2,162,264	1,076,518	11,003	2,385,829	—	5,738,700
Minority interests	—	—	—	—	48,164	—	48,164
Total stockholders' equity	4,698,663	6,391,120	(1,069,921)	133,098	7,135,264	(12,012,183)	5,276,041

Total liabilities and stockholders' equity	$4,801,749	$8,553,384	$6,597	$144,101	$9,569,257	$(12,012,183)	$11,062,905

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(In thousands)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$998	$1,269	$31	$5,575	$31,540	$—	$39,413
Accounts receivable, net	—	88,456	—	8,744	602,377	—	699,577
Other receivables, net	9,085	39,772	3,759	(1,024)	78,531	—	130,123
Total inventories, net	—	102,765	—	7,890	204,070	—	314,725
Other assets, net	—	37,540	—	369	75,238	—	113,147
Deferred tax asset	(159)	19,142	—	455	689	—	20,127
Discontinued operations	—	—	—	—	151,130	—	151,130

Total current assets	9,924	288,944	3,790	22,009	1,143,575	—	1,468,242
Properties, net	2,287	801,833	—	19,439	1,482,002	—	2,305,561
Goodwill	—	11,386	—	20,513	2,839,421	—	2,871,320
Other intangibles, net	—	23,799	—	10,426	4,389,099	—	4,423,324
Net investment in and advances to subsidiaries	4,712,614	7,176,432	—	—	—	(11,889,046)	—
Deferred tax asset	2,480	107,246	—	67,703	(115,818)	—	61,611
Other assets	10,385	34,768	6,632	987	188,172	—	240,944
Discontinued operations	—	—	—	—	428,263	—	428,263

Total assets	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,106	$156,123	$—	$2,202	$212,893	$—	$372,324
Accrued expenses and other liabilities	18,461	272,088	17,107	4,959	838,484	—	1,151,099
Deferred tax liability	—	—	—	(2)	106,486	—	106,484
Short-term borrowings and current portion of long-term debt	—	167,036	(192)	—	181,258	—	348,102
Discontinued operations	—	—	—	—	258,607	—	258,607

Total current liabilities	19,567	595,247	16,915	7,159	1,597,728	—	2,236,616
Long-term debt	—	850,243	1,070,518	—	215,907	—	2,136,668
Deferred tax liability	1,507	116,617	—	—	488,002	—	606,126
Other liabilities	7,141	472,613	5,770	—	618,619	—	1,104,143
Discontinued operations	—	—	—	—	307,183	—	307,183

Total liabilities	28,215	2,034,720	1,093,203	7,159	3,227,439	—	6,390,736
Minority interests	—	—	—	—	83,812	—	83,812
Total stockholders' equity	4,709,475	6,409,688	(1,082,781)	133,918	7,043,463	(11,889,046)	5,324,717

Total liabilities and stockholders' equity	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2006
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(12,295)	$(10,573)	$(26,153)	$3,976	$34,670	$(10,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,410)	(52,297)	—	(365)	(32,043)	(87,115)
Proceeds from sales of properties and intangible assets	—	21	—	(10)	842	853
Trade loan repayments from customers	—	—	—	—	6,109	6,109
Trade loans advanced to customers	—	—	—	—	(5,610)	(5,610)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813

Net cash used in investing activities	(2,410)	(56,729)	—	(375)	37,564	(21,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	13,986	—	—	—	—	13,986
Excess income tax benefits from share-based compensation	60	—	—	—	—	60
Dividends paid	(20,403)	—	—	—	(7,005)	(27,408)
Dividends paid to minority interest holders	—	—	—	—	(2,866)	(2,866)
Payments on long-term debt and capital lease obligations	—	—	—	—	(1,098)	(1,098)
Proceeds from short-term borrowings	—	—	—	—	45,858	45,858
Payments on short-term borrowings	—	—	—	—	(44,807)	(44,807)
Net proceeds from commercial paper	—	132,143	—	—	—	132,143
Net payments on revolving credit facilities	—	—	—	—	(68,816)	(68,816)
Change in overdraft balances and other	(120)	(14,757)	—	—	23,130	8,253
Net activity in investments and advances (to) from subsidiaries	22,320	(49,712)	26,153	(2,342)	3,581	—
Discontinued operations	—	—	—	—	(884)	(884)

Net cash provided by (used in) financing activities	15,843	67,674	26,153	(2,342)	(52,907)	54,421

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	1,138	372	—	1,259	19,327	22,096
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(20)	(2,200)	(2,220)
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of quarter	$2,136	$1,641	$31	$6,814	$48,667	$59,289

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2005
(In thousands, unaudited)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(10,523)	$(17,061)	$—	$48,472	$(117,646)	$(96,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(18,929)	—	(297)	(48,491)	(67,717)
Proceeds from sales of properties and intangible assets	—	5	—	361	868	1,234
Cash recognized on Merger with Molson	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(19,246)	—	—	—	(19,246)
Trade loan repayments from customers	—	—	—	—	12,079	12,079
Trade loans advanced to customers	—	—	—	—	(7,284)	(7,284)
Other	—	—	—	—	14	14
Discontinued operations	—	—	—	—	3,673	3,673

Net cash (used in) provided by investing activities	—	(38,170)	—	64	34,399	(3,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	45,046	—	—	—	—	45,046
Dividends paid	(16,223)	—	—	—	(11,070)	(27,293)
Payments on long-term debt and capital lease obligations	—	—	—	—	(528,211)	(528,211)
Proceeds from short-term borrowings	—	—	—	875,060	17,974	893,034
Payments on short-term borrowings	—	(14,500)	—	—	(755,902)	(770,402)
Net proceeds from commercial paper	—	141,000	—	—	—	141,000
Net proceeds from revolving credit facilities	—	—	—	—	509,448	509,448
Change in overdraft balances and other	(2,539)	(2,096)	—	—	4	(4,631)
Premium paid to bondholders in debt redemption	—	—	—	—	(106,415)	(106,415)
Net activity in investment and advances (to) from subsidiaries	(12,739)	(83,064)	—	(922,757)	1,018,560	—
Discontinued operations	—	—	—	—	(75,736)	(75,736)

Net cash provided by (used in) financing activities	13,545	41,340	—	(47,697)	68,652	75,840

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	3,022	(13,891)	—	839	(14,595)	(24,625)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(46)	(4,250)	(4,296)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013

Balance at end of quarter	$6,222	$3,097	$—	$3,345	$81,428	$94,092

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Our net loss in the first quarter of 2006 was $30.2 million, or $0.35 per share, compared to a net loss in the first quarter of 2005 of $34.2 million, or $0.54 per share. Net sales in the first quarter of 2006 were $1,153.8 million on 8.6 million barrels of beer sold, versus $1,048.4 million on 7.7 million barrels sold in the first quarter of 2005. The significant increases in sales dollars and volume were primarily the result of the Molson Canada business being included for the full first quarter of 2006, versus its inclusion only after February 9 in 2005.

        The first quarter 2006 financial results reflected encouraging volume and financial performance in Canada and the U.S., despite extensive competitive price discounting in some of our largest markets and significant input cost inflation. We made good progress on cost reduction initiatives and synergies across the company, which aided financial results in the quarter. At the same time, substantial market challenges in the U.K. reduced the financial performance of our Europe business, and corporate expenses increased significantly. These factors are discussed in further detail below in the Results of Operations section. Our former Brazil segment, which consisted of the Kaiser beer business, was sold on January 13, 2006, and is presented as a discontinued operation.

Special Items in the First Quarter

        We recorded special charges totaling $26.8 million during the first quarter of 2006, including:

  •
  U.S. Segment—Special charges of $21.7 million primarily related to the planned closure of the Memphis brewery in late 2006. The charges consisted mainly of accelerated depreciation and asset write-offs associated with the Memphis assets currently in use but planned for disposal ($19.6 million). Restructuring and other costs related to employee termination costs and other incremental costs that were a direct result of the planned Memphis plant closure ($4.5 million). These charges were partially offset by a receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado which had previously been recorded as a special charge.

  •
  Europe Segment—Special charges totaling approximately $7.8 million related primarily to a supply chain restructuring program aimed at reducing overhead costs in the production processes, with additional costs related to exiting the Russia market.

  •
  Corporate—A $2.7 million credit attributable to changes in the non-cash cost of providing a stock price floor under the options for certain Coors officers who left under a change-of-control provision following the Merger.

Synergies Update

        During 2005, we captured $59 million in Merger-related cost synergies, surpassing our 2005 goal of $50 million. Our 2006 goal calls for an incremental $50 million in synergies, with total annual synergies eventually reaching $175 million, which are expected to be achieved by the third year following completion of the Merger. We realized approximately $15 million of incremental synergies during the first quarter of 2006. As a result of the work performed by our synergy and operating teams during the first year following the Merger, we now anticipate capturing $75 million in additional cost-reduction opportunities by the end of 2008, above and beyond the original $175 million year-three synergies target.

Effective Tax Rate

        We anticipate that our full year 2006 effective tax rate will be in the range of 25% to 30%. Our effective tax rate for the first quarter of 2006 was 33%, which is above the range of our forecasted full year effective tax rate due to the treatment of the income attributable to changes in the cost of providing a stock price floor under the stock options for certain Coors officers who left under a change-in-control provision following the Merger.

Discontinued Operations

        The Company's former Brazil business, which was acquired as part of the Merger, is reported as a discontinued operation due to the sale of a controlling interest in the business on January 13, 2006. Proceeds from the sale were $68 million, less $4.2 million of transaction costs. The loss from discontinued operations of $11.7 million in the first quarter of 2006 is comprised of the following components:

  •
  Losses generated by the Brazil business prior to the sale of $2.3 million.

  •
  A loss on the sale of the business of $2.8 million.

  •
  Foreign exchange losses and interest accretion on indemnity liabilities of $6.6 million.

        During the first quarter of 2005, the Brazil business generated losses of $3.8 million.

        In addition to the $68 million of proceeds on the sale, the purchaser (FEMSA) assumed $63 million of financial debt. The purchaser also assumed contingent liabilities of approximately $260 million, related primarily to tax claims. We do have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on the Kaiser financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at March 26, 2006, of $95 million. (See "CONTINGENCIES—Indemnity Obligations—Sale of Kaiser" for additional discussion.) Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments could result in the future.

Results of Operations

        This discussion summarizes the significant factors affecting our consolidated results of operations for the thirteen week periods ended March 26, 2006, and March 27, 2005, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 25, 2005.

UNITED STATES SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005	% Change
	(In thousands, except percentages)
Volume in barrels	4,958	4,794	3.4%

Net sales	$551,274	$524,973	5.0%
Cost of goods sold	(345,209)	(331,427)	4.2%

Gross profit	206,065	193,546	6.5%
Marketing, general and administrative expenses	(169,446)	(171,479)	(1.2)%
Special charges, net(1)	(21,724)	(7,447)	N/M

Operating income	14,895	14,620	1.9%
Other income, net	129	76	69.7%

Segment earnings before income taxes(2)	$15,024	$14,696	2.2%

N/M = not meaningful

(1)
Special charges primarily consist of accelerated depreciation, severance and other costs related to the closure of the Memphis brewery and severance costs in Golden associated with a restructure plan.

(2)
Earnings before income taxes includes $3,468 thousand and $2,103 thousand for the thirteen weeks ended March 26, 2006 and March 27, 2005, respectively, of the minority owners' share of income attributable to the RMMC and RMBC joint ventures.

Net sales and volume

        Net sales increased $26.3 million, or 5%, for the first quarter of 2006 compared to the same period a year ago. This increase was due to improvements in both volume and pricing. Coors Light volume increased modestly, which we believe was the result of successful sales and marketing initiatives. Coors Light makes up more than two-thirds of our U.S. volume and is the primary driver of net sales results. In addition, volume from our Keystone brands also increased, primarily driven by repositioning our pricing strategy to better align with competitive brands in the category, and Blue Moon volume nearly doubled compared to the first quarter last year. The Keystone brands represent approximately one-sixth of our total volume, while Blue Moon remains a minimal portion of our total volume. Net sales per barrel increased to $111.19 for the first quarter of 2006 from $109.51 for the same period a year ago driven by a modest increase in pricing compared to the first quarter of 2005 and more sales of import and craft beers through Company-owned distributorships. However, there can be no assurance that we will be successful in maintaining higher net pricing in future quarters.

        The remaining increase was due to treatment of our sales from our Molson USA joint venture prior to the Merger on February 9, 2005. Prior to this date, Molson USA was accounted for under the equity method, and therefore sales by this entity were not included in our consolidated net sales. Molson USA sales in the portion of the first quarter of 2005 prior to the Merger were 49,000 barrels of volume and $5.8 million of net sales.

Cost of goods sold

        Cost of goods sold increased $13.8 million, or about 4%, in the first quarter of 2006 compared to the same period in 2005 due to volume growth and inflation. Cost of goods sold per barrel increased by 0.7% to $69.63 for the first quarter of 2006 from $69.13 for the same period a year ago. The most significant non-volume driven increases were due to inflation in costs associated with fuel, packaging materials, and brewing materials. We also incurred a one-time cost increase related to interruption of our coal supply during the first quarter of 2006. The total increase in costs of goods was partially offset by gains from commodity hedges during the first quarter of 2006 compared to the same period last year. We do not expect these hedge gains to re-occur later in 2006. We expect to see the inflation trends for distribution, fuel, packaging materials, aluminum and other commodities to continue through the remainder of 2006 and into 2007, with some favorable offset from our cost reduction initiatives. In addition, a potential strike by a major aluminum provider, should it occur, would likely result in an increase in our cost of goods sold in future quarters.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased $2.0 million, or 1%, in the first quarter of 2006 compared to the prior year primarily due to lower labor and overhead costs, partially offset by the timing of expenses behind our brand building and sales efforts in the U.S. and export markets. Offsetting the total decrease is approximately $0.6 million in stock compensation expense recognized in the first quarter of 2006 due to our adoption of SFAS 123R.

Special charges, net

        Special charges and credits, net, increased $14.3 million in the first quarter of 2006 compared to the same period last year due to a full quarter of restructuring and related charges for the closure of our Memphis plant, which was announced in February 2005. Special charges incurred in the first quarter of 2006 included $19.6 million in accelerated depreciation and asset write-offs and $1.7 million in employee termination benefits, with the remainder of the costs consisting of other incremental costs directly associated with closing the Memphis plant. In the first quarter of 2005, special charges consisted of $4.8 million in accelerated deprecation and asset write-offs and $2.6 million in employee termination benefits. We expect to incur an additional $45.0 million to $50.0 million through the remainder of 2006, of which approximately $35.0 million primarily relates to non-cash charges for accelerated depreciation. We also anticipate adjusting the estimate of our obligation to a multi-employer pension plan which covers most of the Memphis plant employees. The obligation is currently estimated at $25 million and was recorded in 2005. The obligation could change based on the plan's actuarial valuations for the year ended December 2005. However, since we do not manage the plan, we cannot predict with certainty our ultimate liability.

        In the first quarter of 2006, we received a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site, which we recorded as a special item. Our estimated environmental liability associated with this site was recorded in 1990 as a $30.0 million pretax special charge.

CANADA SEGMENT RESULTS OF OPERATIONS

        Before the Merger, the Canada segment consisted of Coors' 50.1% interest in the Coors Canada Partnership (CCP), through which the Coors Light business in Canada was conducted. CCP contracted with Molson for the brewing, distribution and sale of Coors Light products, while CCP managed all marketing activities in Canada. In connection with the Merger, CCP was dissolved into the Canadian business. Coors accounted for its interest in CCP using the equity method of accounting.

        Following the Merger, our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R), and Brewers Distribution Limited (BDL).

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005(1)	% Change
	(In thousands, except percentages)
Volume in barrels	1,591	875	81.8%

Net sales	$329,319	$196,331	67.7%
Cost of goods sold	(188,528)	(134,163)	40.5%

Gross profit	140,791	62,168	126.5%
Marketing, general and administrative expenses	(95,996)	(45,787)	109.7%

Operating income	44,795	16,381	173.5%
Other income (expense), net	522	(706)	(173.9)%

Segment earnings before income taxes(2)	$45,317	$15,675	189.1%

(1)
The 2005 amounts for the Canada segment represent the consolidated results for Molson Canada from the period beginning with the date of the Merger, February 9, 2005, through March 27, 2005.

(2)
Earnings before income taxes include $1,485 thousand for the thirteen weeks ended March 26, 2006, of the minority owners' share of income attributable to the BRI joint venture.

        The Canadian dollar strengthened versus the U.S. dollar by approximately 6% during the first quarter of 2006 compared to the first quarter of 2005, further improving the Canada segment's results when translated to U.S. dollars.

        The following represents the Canada segment's pro forma results, as if the Merger had occurred on December 27, 2004, the first day of Coors' 2005 fiscal year:

	Thirteen Weeks Ended
	March 26, 2006 (Actual)	March 27, 2005 (Pro forma)	% Change
	(In thousands, except percentages)
Volume in barrels	1,591	1,565	1.6%

Net sales	$329,319	$296,746	11.0%
Cost of goods sold	(188,528)	(161,601)	16.7%

Gross profit	140,791	135,145	4.2%
Marketing, general and administrative expenses	(95,996)	(93,710)	2.4%

Operating income	44,795	41,435	8.1%
Other income (expense), net	522	(13)	N/M

Segment earnings before income taxes	$45,317	$41,422	9.4%

N/M = Not meaningful

Net sales and volume

        For the thirteen weeks ended March 26, 2006 sales volume in Canada grew by 1.6% versus comparable pro forma prior year volume. Molson volume growth was driven by continued strong performance of Coors Light and partner import brands, and improved trends on Molson Canadian.

        Net sales revenue grew $133.0 million or 68% versus the prior year. However, net sales grew $32.6 million or 11% on a comparable pro forma basis (approximately 5% in local currency).

        Net sales revenue was $206.99 per barrel, an increase of 9% over comparable pro forma basis a year ago of $189.61 per barrel. A 6% appreciation in the value of the Canadian dollar against the U.S. dollar quarter over quarter contributed to this increase. The remainder of the per barrel increase was driven by modest general price increases, decreased trade discounts and improved sales mix from increased premium and import sales.

Cost of goods sold and gross profit

        Cost of goods sold increased $54.4 million, or 41% versus the prior year. On a comparable pro forma basis, cost of goods sold grew $26.9 million, or 17%, increasing approximately 10% in local currency.

        Cost of goods sold was $118.50 per barrel, an increase of 15% over comparable pro forma basis a year ago of $103.26 per barrel. After adjusting for the appreciation in the value of the Canadian dollar against the U.S. dollar, cost of goods sold per barrel increased by about 8%. The increase was driven by the cycling of a prior year benefit from the change in the recognition of distribution expenses in 2005, and year over year timing differences in quarterly overhead costs. Cost of goods sold per barrel also increased as a result of a sales mix shift to higher cost (and higher revenue) products in the super-premium import portfolio. Inflationary cost increases from labor, fuel and utilities were offset by favorable results from procurement, synergy and other operation cost-reduction programs.

Marketing, general and administrative expenses

        Marketing, general and administrative (MG&A) expenses increased $50.2 million or 110% versus prior year. MG&A expenses grew $2.3 million or 2% over comparable pro forma basis a year ago of $93.7 million.

        After adjusting for the appreciation in the value of the Canadian dollar against the U.S. dollar quarter over quarter, MG&A expenses decreased by about $3.6 million or 4%. Marketing and selling costs were lower versus prior year driven by timing of planned promotional spending. General and administrative expenses decreased versus a year ago, driven by synergies generated from the consolidation of the operations of the pre-merger Coors Canada Partnership with Molson Canada operations, and non-recurring 2005 general and administrative cost adjustments.

Other Income (Expense), net

        Other income increased $1.2 million versus prior year. On a pro forma basis, other income increased $0.5 million versus a year ago. Other income represents the equity earnings in the Montréal Canadiens Hockey Club (CHC) and the House of Blues joint venture.

EUROPE SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended
	March 26, 2006	March 27, 2005	% Change
	(In thousands, except percentages)
Volume in barrels	2,070	2,041	1.4%

Net sales	$272,579	$327,131	(16.7)%
Cost of goods sold	(192,503)	(224,054)	(14.1)%

Gross profit	80,076	103,077	(22.3)%
Marketing, general and administrative expenses	(93,682)	(109,136)	(14.2)%
Special charges	(7,803)	(3,629)	N/M

Operating loss	(21,409)	(9,688)	121.0%
Interest income(1)	2,804	3,576	(21.6)%
Other expense, net	(2,567)	(4,353)	(41.0)%

Segment loss before income taxes(2)	$(21,172)	$(10,465)	102.3%

N/M = not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers, and is typically driven by debt balances outstanding from period-to-period.

(2)
Loss before income taxes includes $935 thousand ($678 thousand, net of tax) and $565 thousand ($440 thousand, net of tax) for the thirteen weeks ended March 26, 2006 and March 27, 2005, respectively, of the minority owners' share of income attributable to the Grolsch joint venture.

        The British pound weakened versus the U.S. dollar by about 7% on a year over year basis during the thirteen week first quarter period, unfavorably impacting revenue, but favorably impacting the Europe segment's operating results when viewed in U.S. dollars since losses were recognized in both periods presented.

Net sales and volume

        Sales volume for the quarter increased 1.4% from the previous year, which was better than the U.K. beer market which declined approximately 1% versus a year ago. Trading conditions continued to be difficult with continuing discounting and price pressure in the market. The first quarter has seen mid-single-digit growth of Carling, driven principally by the strong promotional activity in the off-premise (retail) channel and new business in the on-premise (pubs and restaurants) channel.

        Net sales for the Europe segment decreased $54.6 million, or 17%, in the first quarter of 2006. Movements in foreign exchange accounted for one-third of the decrease. Europe net sales per barrel in local currency declined about 11% in the first quarter, driven by two factors. First, about 7% were the result of a change in invoicing arrangements with one of our largest factored brand customers, necessitating the recording of such activity on a net versus gross basis in net sales beginning in the second quarter of 2005, which caused an incremental reduction in both net sales and cost of goods sold of approximately $18.0 million with no net impact on gross profit. Second, the remaining decline in revenue per barrel was largely due to unfavorable owned brand net pricing and sale mix. Both customer mix and and pricing were driven primarily by ongoing industry trends, including 1) a continued shift from independent to chain on-premise accounts and from on-premise to off-premise, 2) ongoing decline in highly profitable flavored alcohol beverages, and 3) pricing pressure from large retail accounts in both channels.

Cost of goods sold

        Cost of goods sold decreased $31.6 million or 14% in the first quarter of 2006 compared to 2005. Movements in foreign exchange accounted for about half of the decrease. Owned brand costs of goods sold per barrel decreased by approximately 3% in local currency. This was driven by savings in fixed production costs as the benefits of our restructuring programs began to be realized, and in distribution costs. As with net sales per barrel, cost of goods sold per barrel is also impacted by the level of factored brand costs included in cost of goods sold but excluded from reported volumes.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased approximately 14% in the first quarter of 2006 compared to 2005. Foreign exchange movements accounted for about half of the decrease. In local currency expenses decreased 7% due to lower promotional expense and savings in overhead costs accelerated by the benefits from our restructuring programs.

Special items

        The special charges in 2006 relate to restructuring costs of $6.7 million, predominantly in the supply chain area, and $1.1 million of costs associated with closure of the Russia business. The special charge in 2005 related to an impairment charge for brewing assets in the U.K.

Other expense

        The decrease in other expense in 2006 was primarily a result of an improvement in Tradeteam operating performance. Tradeteam is CBL's logistics provider, which is partially owned by CBL and accounted for using the equity method.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income decreased by $0.8 million or 22% in the first quarter of 2006 compared to 2005. Interest income in local currency decreased 15% in the first quarter of 2006 as a result of lower customer loan balances compared to 2005.

CORPORATE RESULTS OF OPERATIONS

	March 26, 2006	March 27, 2005	% Change
	(In thousands, except percentages)
Net sales(1)	$674	$—	N/M
Cost of goods sold(1)	(428)	—	N/M

Gross profit	246	—	N/M
Marketing, general and administrative expenses	(29,734)	(10,968)	171.1%
Special items	2,696	(29,624)	N/M

Operating loss	(26,792)	(40,592)	(34.0)%
Interest expense	(34,759)	(23,160)	50.1%
Other expense, net	(325)	(23)	N/M

Segment loss before income taxes(2)	$(61,876)	$(63,775)	(3.0)%

N/M = not meaningful

(1)
The amounts shown are reflective of revenues and costs associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

(2)
Loss before income taxes in 2006 and 2005 includes $2,330 thousand and $320 thousand, respectively, of the minority owners' share of interest expense attributable to debt obligations of the RMMC and BRI joint ventures.

Marketing, general and administrative expenses

        The increase in general and administrative costs is due primarily to the following factors. First, $2.5 million is related to our stock-based long-term incentive plan, including the effect this quarter of adopting SFAS 123R accounting treatment for expensing stock options. Second, about $4.4 million related to costs unique to the first quarter of 2006, including severance costs and additional legal fees. Third, approximately $3.0 million driven by planned investments in projects designed to deliver further cost reductions in addition to our base-line synergies goal. These initiatives are designed to improve and standardize systems, processes and structure across the areas of operations, information technology, finance and human resources, while at the same time substantially reducing costs. These projects are also designed to capture incremental savings in procurement and warehousing efficiencies. Fourth, about $2.7 million of the increase is due to the transfer of global costs from operating segments (primarily the U.S. and Canada) to the corporate center. The remainder of the increase in corporate general and administrative costs is related to the new and ongoing cost of strong global corporate center capabilities, which range from Sarbanes-Oxley compliance, corporate governance, tax, and legal work, to commercial development and human resources.

Special charges

        A credit to special charges for the first quarter of 2006 resulted from the non-cash cost of providing a floor under the stock options for certain Coors officers who left under a change-of-control provision following the Merger. In the first quarter of 2005, special charges included severance, pension benefits, and non-cash stock compensation expenses related to these officers. Also included for 2005 were one-time costs associated with the Merger.

Interest expense

        Interest expense was higher in the first quarter than in the previous year due to 1) a full quarter of merger-related debt, and 2) a higher average interest rate in 2006 due to the high percentage of long-term debt that we now have versus the low-rate, temporary short-term bridge loan that we had a year ago, along with higher market interest rates this year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of March 26, 2006 and March 27, 2005, we had working capital deficits of $666.8 million and $768.4 million, respectively. Contributing to our working capital deficits were $412.2 million and $348.1 million, respectively, of short-term borrowings and current portion of long-term debt at March 26, 2006 and December 25, 2005. We had total cash of $59.3 million at March 26, 2006, compared to $39.4 million at December 25, 2005. Long-term debt was $2,131.4 million and $2,136.7 million at March 26, 2006 and December 25, 2005, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors" in Part II., Item 1A.

Operating activities

        Net cash used in operating activities of $10.4 million for the thirteen weeks ended March 26, 2006, improved by $86.4 million from the comparable period last year. The first quarter is historically a low profit and operating cash flow period for our beer businesses. Merger-related costs of $21 million were paid out in the first quarter of 2005 by our Molson business in Canada (costs which had been accrued on the opening balance sheet as of the merger date), representing a unique cash outflow not experienced in 2006. Operating cash flows from our Europe business improved by $15 million versus the previous year, due mainly to changes in working capital involving payments of excise taxes and collections on receivables. The remaining improvement is due primarily to Molson's business being included in 2006 for the full quarter versus only half of the quarter in 2005, given the merger date of February 9, 2005.

Investing activities

        Net cash used in investing activities of $22.0 million for the thirteen weeks ended March 26, 2006, was higher by $18.2 million compared to the same period in 2005. In 2006, we recognized proceeds of $68 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of transaction costs. Offsetting the impact of this unique event in 2006 on the year over year change was the acquisition of $74 million of cash upon the merger with Molson, Inc. in 2005. Additions to properties were higher in 2006 by $19.4 million as compared to 2005, due primarily to spending in the U.S. related to the build-out of the Shenandoah, Virginia brewery.

Financing activities

        Net cash provided by financing activities of $54.4 million for the thirteen weeks ended March 26, 2006 was lower by $21.4 million compared to the same period in 2005. Proceeds from issuances of stock under equity compensation plans were lower in 2006 by $31.1 million, explaining the majority of the difference. Net borrowings were approximately $62 million for the first quarter of 2006, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net borrowings during the same period of 2005 were approximately $63 million (including those associated with discontinued operations).

OFF BALANCE SHEET ARRANGEMENTS

Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (FIN 46R) expands the scope of ARB 51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Grolsch (UK) Limited (Grolsch) and BRI (effective with the Merger).

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended March 26, 2006			Thirteen Weeks Ended March 27, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$46,933	$23,319	$4,495	$55,089	$21,208	$3,045
RMMC(1)	$78,473	$48,579	$2,259	$78,688	$43,379	$956
BRI(2)	$314,828	$64,130	$61	$276,390	$18,788	$—
Grolsch(1)	$24,099	$12,250	$1,910	$25,645	$8,588	$1,237

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
BRI results from February 9, 2005, the date of the Merger. Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual cash obligations as of March 26, 2006 were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Total debt, including current maturities(1)	$2,543,602	$412,167	$8,020	$308,020	$1,815,395
Interest payments(2)	844,986	127,962	240,903	234,116	242,005
Derivative payments(2)	1,715,616	85,304	167,018	470,218	993,076
Retirement plan expenditures(3)	362,212	146,764	45,423	48,198	121,827
Operating leases	279,093	57,419	88,225	52,525	80,924
Capital leases(4)	5,042	3,394	1,423	225	—
Other long-term obligations(5)	5,172,816	1,424,855	1,615,029	1,047,353	1,085,579

Total obligations	$10,923,367	$2,257,865	$2,166,041	$2,160,655	$4,338,806

(1)
Refer to debt schedule in Note 9 for long-term debt discussion.

(2)
The "interest payments" line includes interest on our bonds, commercial paper and other borrowings outstanding at March 26, 2006, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, £530 million ($923 million at March 26, 2006 exchange rates) payment due the cross currency swap counterparty in 2012, and US $300 million (Cdn $350 million at March 26, 2006 exchange rates) payment due the cross currency swap counterparty in 2010. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,525 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows (in thousands):

Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
$1,035,160	$135,600	$254,510	$254,560	$390,490

(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Includes a U.K. sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004. The EDS contract includes services to our U.S. and Europe operations and our corporate offices and, unless extended, will expire in 2010.

(5)
Approximately $2.8 billion of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $0.8 billion relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other commercial commitments:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Standby letters of credit	$47,236	$46,087	$1,149	$—	$—

CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $271 million. We have recorded the fair value of this indemnity liability on the balance sheet at $52 million. Our fair value estimates account for the possibility that we could have to pay the full amount of the exposure in a future year, but that a majority of the amounts paid would be recovered in subsequent years through Brazil's legal system. Our fair value estimates also account for the possibility that we will never have to pay any amounts associated with this exposure. Second, we provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those liabilities settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. It is important to note that our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. We have not received any formal notification of indemnity claims from the purchaser; however, we expect to receive such notifications late in the second quarter of 2006. We have received an informal notification from the purchaser that a significant indemnity claim is likely to be made in 2006. We have recorded the fair value of the total tax, civil and labor indemnity liability on our balance sheet at $43 million. It should be noted that future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control, and will be handled by FEMSA. These liabilities are denominated in Brazilian reals and have been stated at a present value, and will therefore be subject in the future to foreign exchange gains or losses and to accretion of interest expense, both of which will be recognized in the discontinued operations section of the income statement. The sale agreement requires annual cash settlements relating to these indemnities, the first of which will occur during the first half of 2007. If contingent exposures in our fair value models become probable losses, charges in the discontinued operations section of our income statement could occur. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS 123R) was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the income statement and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        The effect of adoption of SFAS 123R in the first quarter of 2006 was an additional expense of $2.9 million pretax, $2.2 million after tax, or $0.03 per basic and diluted share. The total compensation expense recognized in the financial statements for the first quarter of 2006 amounted to $4.3 million, pretax, which consisted of the expense of $2.9 million, $0.7 million and $0.7 million for stock-options, performance shares and restricted stock units, respectively. Also, under the new standard, excess income tax benefits from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows. (See Note 14.)

SFAS No. 151 "Inventory Costs"

        SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no material impact in the first quarter of 2006 and is not expected to have any material impact on our full year financial results.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. The adoption of SFAS 154 did not have an impact on the financial statements included herein.

FASB Staff Position ("FSP") No. FIN 45-3 "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners"

        FSP FIN 45-3 is an amendment to FIN 45 requiring the recognition and disclosure of the fair value of an obligation undertaken for minimum revenue guarantees granted to a business or its owners that the revenue of the business for a specified period of time will be at least a specified minimum amount. The FSP is effective for new minimum revenue guarantees issued or modified beginning in the first quarter of 2006. We currently do not maintain arrangements with minimum revenue guarantees that have a significant impact on our financial statements.

New Accounting Pronouncements

SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments"

        SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other factors, SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We are still reviewing the impact, if any, that SFAS 155 will have on our financial statements.

SFAS No. 156 "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140"

        SFAS 156 was issued in February 2006 and will be effective for us in the first quarter of 2007. The new standard, which is an amendment to SFAS 140, will simplify the accounting for servicing assets and liabilities by addressing the recognition and measurement of separately recognized servicing assets and liabilities and providing an approach to simplify efforts to obtain hedge-like accounting. We are still in the process of reviewing the impact, if any, that SFAS 156 will have on our financial statements.

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

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2006" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2006 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of our capital resources are forward-looking statements.

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in "Risk Factors" in Part II., Item 1A, and elsewhere in this report could cause our actual results to differ from future results expressed or implied by any forward-looking statements.

OUTLOOK FOR 2006

U.S.

        We intend to grow the U.S. business by building the most compelling and relevant beer brands. We have already achieved improved sales trends in the past few quarters, particularly in Coors Light, Keystone, Blue Moon, Killian's and the Molson brands. Drivers of these results include improved on-premise sales efforts, ethnic consumer outreach, and category management. Our draft sales are outpacing cans and bottles for the first time in several years, with recent on-premise growth about doubling the growth of our overall U.S. business. Coors Light's Hispanic volume growth is more than double its overall growth trend. In the past year, we also increased our presence at major national chains. All of these improvements represent significant leading indicators of the health of our business and provide encouragement that we are on the right track and making good progress.

        Our goal for the U.S. this year is to capture all of the identified cost savings from Merger synergies and our pre-existing cost initiatives. Cost savings this year center primarily on procurement, brewery network optimization and transportation improvements. In order to maximize our results from these programs, we have accelerated the disposition or closing of our Memphis brewery by about six months, now scheduled for the fall of this year, versus our original timeline. Our biggest cost challenge over the next several months will be managing our U.S. transportation and packaging materials costs, which we expect to be higher during our peak summer season. If aluminum and diesel fuel costs remain at today's historically high levels, our profitability in 2007 and beyond is likely to be materially impacted.

        Another factor to consider when assessing the outlook for our U.S. business during the remainder of the year is the beer price environment. When netted against fewer price increases last fall, the total price environment is positive but not as strong as two years ago.

Canada

        We continue in 2006 to strengthen and build a consumer-preferred portfolio. Our investment focus remains on our key brands, strategically investing for accelerated growth behind Coors Light, positioning our premium brands for recovery and modest growth, and continuing to fuel growth of our above-premium domestic and world-class partner import brand portfolio. Coors Light continues to show consistently strong growth, and our above premium brands are benefiting from strong focus and showing very positive sales trends, with both achieving double-digit volume growth. Molson Canadian is showing signs of improvement with low-single-digit growth this quarter—the best result in more than two years, building on flat year-over-year performance in the fourth quarter of last year. Although the Canadian pricing landscape in the first quarter of 2006 remains competitive, we are focused on moderate net sales revenue per barrel growth by achieving targeted pricing, while ensuring the competitiveness of our portfolio.

        We are aggressively pursuing Merger synergies and other cost savings in the areas of packaging materials, waste reduction, plant productivity and distribution expense. These initiatives are expected to offset a significant portion of the cost of goods inflation that we anticipate this year. Plans are also in place to reduce general and administrative expenses to further offset inflationary pressures.

Europe

        We are investing strongly in 2006 behind Carling and our other focus brands with new advertising. We also have new on-premise contracts, a solid line up of promotions around the World Cup this summer, and the rollout of our new dispense technologies that are designed to enhance our position in the growing cold beer market to drive volume. This effective cooling technology will ensure consistent delivery of quality cold product, as well as distinctive above-bar fonts that improve consumer appeal and drive retailer efficiency benefits. Carling Extra Cold is in nearly two-thirds of all the outlets that serve extra cold lagers in the on-premise channel in England and Wales, and we expect these new dispense technologies to fuel further distribution growth and throughput performance. Additionally, we are re-energizing our independent on-premise business with full-line selling and cold technology to drive volume in this critical channel.

        We have taken actions to transform our U.K. and Asia operations and remove more than $20 million from our cost structure this year alone. The largest source of savings this year is from an extensive restructuring of functional overheads completed in the back half of 2005. We also closed our Russia and Taiwan sales operations and have undertaken a supply chain restructuring that will be completed in the second quarter of this year, substantially reducing operations costs going forward. In addition to the benefits this year, we anticipate incremental savings in 2007 from these cost initiatives.

Corporate

        We expect Corporate general and administrative expense for all of 2006 to be in the range of $95 to $100 million, an increase of $10-$15 million from 2005. Contributing to these higher costs will be about $8 million related to our new stock-based long-term incentive plan, including the effect of adopting SFAS 123R accounting treatment for expensing of stock options and other share-based compensation. Costs will also be incurred for investments in projects and initiatives designed to deliver future cost reductions.

        Corporate interest expense for the remainder of 2006 will be approximately $31 to $33 million per quarter. This estimate assumes constant first quarter foreign exchange rates.

Stock Compensation Expense

        Due to the redesign of our long-term incentive compensation plan and the new accounting rules for stock option expense, we anticipate that share-based compensation expense for our Company for the full year will be approximately $25 million, with about $10 million in the Corporate segment. Our new incentive plan relies primarily on performance shares that will not be awarded unless the Company achieves strong profit growth during the next few years.

Income Taxes

        We anticipate that our full year 2006 effective tax rate will be in the range of 25% to 30%. Our effective tax rate for the first quarter of 2006 was 33%, which is above the range of our forecasted full year effective tax rate due to the treatment of the income attributable to changes in the cost of providing a stock price floor under the stock options for certain Coors officers who left under a change-of-control provision following the Merger.

        Our effective tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

        Subsequent to the close of the first quarter of 2006, the United Kingdom enacted tax law that impacts the deductibility of pension contributions. The changes, effective for pension contributions in periods ending after April 6, 2006, may have a material impact on our U.K. income tax provision. We are in the process of analyzing the changes. An estimate of the potential impact of these changes is not available at this time.

Goodwill and Intangible Assets

        Because there is goodwill included in the carrying value of our three segments, its fair value was compared to its carrying value in 2005 to determine whether there was a risk of goodwill impairment. Most of the goodwill associated with the U.S. and Canada segments originated in the Merger. Similarly, we tested indefinite-lived intangible assets for impairment during 2005, most of which relate to our Canada and Europe segments.

        Canada's goodwill was determined through purchase accounting, requiring the purchase consideration to be allocated to Molson's assets and liabilities based upon their fair values with the residual to goodwill. A portion of the Merger goodwill was allocated to the U.S. segment, based on the level of Merger synergy savings expected to accrue to the U.S. segment over time. A reduction in the fair value of the U.S. or Canada segment in the future could lead to goodwill impairment. We also have significant indefinite-lived and definite-lived intangible assets in Canada, associated primarily with core, non-core and partner beer brands, as well as distribution rights. A reduction in the fair values of these intangibles could lead to impairment charges. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, a negative beer pricing environment, declines in industry or company-specific beer volume sales, or the inability to achieve synergies from the Merger.

        The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. A reduction in the fair value of the Europe segment in the future could lead to goodwill impairment. We noted a reduction in the value of the Europe segment from 2004 to 2005, but not enough of a decrease to warrant goodwill impairment. We also have significant indefinite-lived and definite-lived intangible assets in Europe, associated mainly with the Carling brand (indefinite-lived) and our other beer brands, as well as distribution rights and channels. Future reductions in fair value of the Europe business or of specific intangibles could occur for a number of reasons, including cost increases due to inflation, a negative beer pricing environment, and declines in industry or company-specific beer volume sales.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, and from time to time, currency or commodity options or caps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are Canadian dollar and British pound sterling.

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At March 26, 2006, no collateral was posted by our counterparties or us.

        Prior to issuing the bonds on September 22, 2005, we entered into bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per SFAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with our U.S. private placement by a Canadian-functional subsidiary, we entered into a cross currency swap transaction for the entire $300 million issue amount and for the same maturity. In this transaction we exchanged our $300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at the rate of 4.85% on the $300 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the U.S. dollar securities. Consistent with SFAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be booked through the Statement of Operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

        We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques: sensitivity analysis and value-at-risk. Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission, are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps.

        We use value-at-risk to monitor the foreign exchange and interest rate risk of our cross currency swaps. The value-at-risk provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign exchange rate and interest rate-sensitive financial instruments. The type of value-at-risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The value-at-risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value-at-risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances, and accounts receivable and payable denominated in foreign currencies from the value-at-risk calculation, some of which these instruments are intended to hedge.

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

        The estimated maximum one-day loss in fair value on our cross currency swaps, derived using the value-at-risk model, was $11.8 million and $12.2 million at March 26, 2006, and December 25, 2005, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross currency swaps.

	Notional principal amounts (USD)	Fair Value Positive (Negative)	Maturity
	(In thousands)
March 26, 2006
Foreign currency management
Forwards	$191,013	$747	04/06 - 02/08
Cross currency swaps	1,291,600	(184,429)	04/06 - 05/12
Commodity pricing management
Swaps	21,031	5,262	04/06 - 09/08
Interest rate pricing management
Interest rate swaps	372,499	6,367	06/11 - 05/12

Total		$(172,053)

December 25, 2005
Foreign currency management
Forwards	$162,005	$(2,548)	01/06 - 11/07
Cross currency swaps	1,291,600	(174,755)	04/06 - 05/12
Commodity pricing management
Swaps	45,439	9,422	01/06 - 09/08
Interest rate pricing management
Interest rate swap	372,800	11,195	06/11 - 05/12

Total		$(156,686)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on March 26, 2006, are as follows (in thousands):

2007	2008	2009 and thereafter	Total
$(1,026)	$5,136	$(176,163)	$(172,053)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	March 26, 2006	December 25, 2005
	(In millions)
Foreign currency risk:
Forwards, swaps	$(19.6)	$(13.4)
Interest rate risk:
Debt, swaps	$(74.9)	$(75.6)
Commodity price risk:
Swaps	$(4.2)	$(17.6)

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

        The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2006 and, based on their evaluation, have concluded that a material weakness in internal control over financial reporting as reported in our Form 10-K for our year ended December 25, 2005 continues to exist as of March 26, 2006 with respect to accounting for income taxes. Due to the material weakness, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding management's control objectives as of March 26, 2006. Notwithstanding the material weakness, we have performed additional procedures to ensure that our financial statements as of and for the quarter ended March 26, 2006, were fairly presented in all material respects in accordance with generally accepted accounting principles.

        The certifications attached as Exhibits 31.1 and 31.2 hereto should be read in conjunction with the disclosures set forth herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

        As previously reported in our first quarter 2005 Quarterly Report on Form 10-Q/A, we had identified the above material weakness in internal control over financial reporting, which continues to exist as of March 26, 2006. Since original identification of the material weakness, we have been working to implement the following steps to remediate this material weakness:

  •
  We have hired additional experienced tax staff including a vice president of tax and two additional senior level tax managers;

  •
  We have implemented additional procedures to ensure adequate levels of review in this area; and

  •
  We are in the stages of implementing new software that will automate and improve controls in this area. This software was implemented in first quarter 2006 and we are in the process of populating the software with historical data. We expect to run this software parallel with existing systems in the second quarter of 2006 and dependent upon the results of the parallel process, we expect to go live and become reliant on the new software as our book of record in the third quarter of 2006.

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

Changes in Internal Control over Financial Reporting

        There were no changes in internal control over financial reporting during the quarter ended March 26, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in May 2005, several purported class action lawsuits were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado Federal case has been transferred to the Delaware Federal court. The Delaware Federal lawsuits also allege that the Company failed to comply with US GAAP. The Company will vigorously defend the lawsuits.

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

        The Company has also been contacted by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with the inquiry.

        On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company is cooperating with the inquiry.

        The Audit Committee of the Company's Board of Directors is investigating whether a complaint that it received in the third quarter of 2005 has any merit. The Committee has hired independent counsel to assist it in conducting the investigation. The complaint relates primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company's Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders, and sales of the Company's common stock in connection with exercise of stock options by the Company's chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. This investigation is ongoing and the Board of Directors has full confidence in senior management, including the chief executive officer and chief financial officer.

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. Several of the lawsuits have been dismissed and are on appeal. There have been no appellate decisions. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, that may result from these lawsuits.

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL for this issue with an employee tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL has appealed this ruling and an appeal was heard during the first quarter of 2006, where certain initial tribunal judgments were overturned. The employment appeal tribunal has remitted two further matters to a new employment tribunal. CBL has filed an appeal with regard to one of these matters. We have estimated the cost of the award, if upheld, to be $1.0 million, and accrued that liability as of March 25, 2006. If the award were applied to other groups of employees, the potential loss could be higher.

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

Risks specific to our Discontinued Operations

        Indemnities provided to the purchaser of 68% of the Kaiser business in Brazil could result in future cash outflows and income statement charges. On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million cash, including the assumption by FEMSA of Kaiser-related debt and contingencies. The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies. The ultimate resolution of these claims is not under our control, and we cannot predict the outcomes of administrative and judicial proceedings that will occur with regard to these claims. It is possible that we will have to make cash outlays to FEMSA with regard to these indemnities. While the fair values of these indemnity obligations are recorded as liabilities on our balance sheet in conjunction with the sale, we could incur future income statement charges as facts further develop resulting in changes to our fair value estimates or change in assessment of probability of loss on these items. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments could result in the future.

Risks specific to our Company

        Our success as an enterprise depends largely on the success of three primary products; the failure or weakening of one or more could materially adversely affect our financial results. Although we currently have 14 products in our U.S. portfolio, Coors Light represented more than 72% of our U.S. sales volume for 2005. Carling lager is the best-selling brand in the United Kingdom and represented approximately 75% of CBL sales volume in 2005. The combination of the Molson Canadian and Coors Light brands represented approximately 45% of our Canada segment's sales volume for the year ended December 25, 2005. Consequently, any material shift in consumer preferences away from these brands would have a disproportionately large adverse impact on our business.

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

        We rely on a small number of suppliers to obtain the packaging we need to operate our business, of which the loss or inability to obtain materials could negatively affect our ability to produce our products. For our U.S. business, we purchase most of our paperboard and container supplies from a single supplier or a small number of suppliers. This packaging is unique and is not produced by any other supplier. Additionally, we are contractually obligated to purchase substantially all our can and bottle needs in the United States from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). We have learned RMMC's sole source for aluminum may be facing a labor strike during the late spring and summer of 2006. We are evaluating alternatives, including arranging alternative sources of aluminum supply during this period, which could result in higher cost of goods sold for the U.S. segment during that period. Consolidation of the glass bottle industry in North America has reduced local supply alternatives and increased risks of glass bottle supply disruptions. CBL has only a single source for its can supply (Ball).

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

        We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly sales of Coors Light in Canada, and sales of the Carling brand in the United Kingdom. Since our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, income and expenses into U.S. dollars at current exchange rates. Increases and decreases in the value of the U.S. dollar will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed.

        Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results. We will use a large volume of agricultural and other raw materials to produce our products, including malt, hops, water, energy and packaging materials. The supply and price of these raw materials can be affected by a number of factors beyond our control, including weather conditions, economic factors affecting growth decisions and market demand. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. If aluminum and diesel fuel costs remain at today's historically high levels, our profitability in 2007 and beyond is likely to be materially impacted. We have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, our results of operations may be adversely impacted.

        We could be adversely affected by overall declines in the beer market. Industry trends in many global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canada markets, which could result in loss of volume or operating margins.

        Because of our reliance on a limited number of technical service suppliers, we could experience significant disruption to our business. We rely exclusively on one information technology services provider for our network, help desk, hardware, and software configuration for our U.S. and U.K. businesses. Additionally, we rely on a single provider in Canada. We recently signed agreements which will lead us to having a single information technology service provider worldwide. If the service providers fail and we are unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems.

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

        Changes to the regulation of the distribution systems for our products could adversely impact our business. The U.S. Supreme Court recently ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of our products. Although it is too early to tell what, if any, changes states may make as a result of this decision, changes to the three-tier distribution system could have a materially adverse impact on our business. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

Risks specific to the U.S. Segment

        Litigation directed at the alcohol beverage industry may adversely affect our sales volumes, our business and our financial results. Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend these lawsuits and it is not possible at this time to estimate the possible loss or range of loss, if any, that may result from these lawsuits.

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

        An adverse result in a lawsuit brought by Miller could have an adverse impact on our business. In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement allowing Molson Canada the sole distribution of Miller products in Canada. Miller claims U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Molson Coors merger. If Miller were to prevail in this action, it could have an adverse impact on our business.

        If we are unsuccessful in renegotiating licensing, distribution and related agreements, our business could suffer adverse effects. We manufacture and/or distribute products of other beverage companies in Canada, including those of one or more competitors, through various licensing, distribution or other arrangements. We are currently in negotiations with two such companies to enter into new agreements. The loss of one or more of these arrangements could adversely impact our business.

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

        We are reliant on a single third party as a supplier for kegs in the United Kingdom. We do not own our kegs in the United Kingdom; rather we source our kegs from a logistics provider who is responsible for their ownership, upkeep, and to maintain an adequate stock. If this third party provider were to have a business failure, we may be required to purchase a stock of kegs, the estimated cost of which would be approximately $60 million.

        Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise locations to off-premise locations, a trend which unfavorably impacts our profitability. We have noted in recent years that beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers. A continuation of this trend could adversely impact our profitability.

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

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) May 5, 2006