Form 10-Q
period 2006-06-25
MOLSON COORS BREWING CO
filed 2006-08-04
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 25, 2006
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2006:

Class A Common Stock—1,346,586 shares
Class B Common Stock—63,977,135 shares

  Exchangeable shares:

        As of July 28, 2006, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—1,735,120
Class B Exchangeable shares—19,075,001

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

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Sales	$2,130,047	$2,065,346	$3,673,993	$3,461,382
Excise taxes	(547,022)	(518,483)	(937,122)	(866,084)

Net sales	1,583,025	1,546,863	2,736,871	2,595,298
Cost of goods sold	(919,976)	(895,601)	(1,646,644)	(1,585,245)

Gross profit	663,049	651,262	1,090,227	1,010,053
Marketing, general and administrative expenses	(448,281)	(446,399)	(837,139)	(783,769)
Special charges, net	(25,840)	(40,963)	(52,671)	(81,663)

Operating income	188,928	163,900	200,417	144,621
Interest expense, net	(36,894)	(27,701)	(68,849)	(47,285)
Other income (expense), net	5,045	2,750	2,804	(2,256)

Income from continuing operations before income taxes	157,079	138,949	134,372	95,080
Income tax benefit (expense)	4,965	(37,418)	12,403	(21,725)

Income from continuing operations before minority interests	162,044	101,531	146,775	73,355
Minority interests in net income of consolidated entities	(4,402)	(6,060)	(7,703)	(8,283)

Income from continuing operations	157,642	95,471	139,072	65,072
Loss from discontinued operations, net of tax	(1,415)	(56,925)	(13,082)	(60,710)

Net income	$156,227	$38,546	$125,990	$4,362

Basic income (loss) per share:
From continuing operations	$1.83	$1.12	$1.62	$0.88
From discontinued operations	(0.01)	(0.67)	(0.15)	(0.82)

Basic net income per share	$1.82	$0.45	$1.47	$0.06

Diluted income (loss) per share:
From continuing operations	$1.82	$1.11	$1.61	$0.87
From discontinued operations	(0.01)	(0.66)	(0.15)	(0.81)

Diluted net income per share	$1.81	$0.45	$1.46	$0.06

Weighted average shares—basic	85,953	85,321	85,819	74,214

Weighted average shares—diluted	86,526	85,928	86,351	75,124

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	As of
	June 25, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$79,591	$39,413
Accounts receivable, net	784,986	699,577
Other receivables, net	116,148	130,123
Inventories:
Finished, net	167,868	132,611
In process	43,291	35,270
Raw materials	69,700	86,674
Packaging materials, net	70,632	60,170

Total inventories, net	351,491	314,725
Other assets, net	118,003	113,147
Deferred tax assets	20,126	20,127
Discontinued operations	6,427	151,130

Total current assets	1,476,772	1,468,242
Properties, net	2,365,708	2,305,561
Goodwill	2,965,866	2,871,320
Other intangibles, net	4,562,823	4,423,324
Deferred tax assets	69,751	61,611
Notes receivable, net	71,945	70,964
Other assets	171,045	169,980
Discontinued operations	3,832	428,263

Total assets	$11,687,742	$11,799,265

	(Continued)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
(UNAUDITED)

	As of
	June 25, 2006	December 25, 2005
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$365,443	$372,324
Accrued compensation	123,330	123,780
Accrued excise taxes	293,086	284,740
Accrued expenses and other liabilities	828,138	742,579
Deferred tax liabilities	125,391	106,484
Short-term borrowings and current portion of long-term debt	310,307	348,102
Discontinued operations	45,832	258,607

Total current liabilities	2,091,527	2,236,616
Long-term debt	2,162,999	2,136,668
Pension and post-retirement benefits	743,214	841,824
Long-term portion of derivatives liability	247,209	174,755
Deferred tax liabilities	588,333	606,126
Other liabilities	77,348	87,564
Discontinued operations	66,306	307,183

Total liabilities	5,976,936	6,390,736
Minority interests	46,934	83,812
Stockholders' equity:
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued and outstanding)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,346,586 shares and 1,344,507 shares at June 25, 2006 and December 25, 2005, respectively)	14	14
Class B common stock, non-voting, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 63,453,570 shares and 61,751,615 shares at June 25, 2006 and December 25, 2005, respectively)	635	618
Class A exchangeable shares (issued and outstanding 1,735,122 shares and 1,926,592 shares at June 25, 2006 and December 25, 2005, respectively)	130,558	145,006
Class B exchangeable shares (issued and outstanding: 19,516,528 shares and 20,630,761 at June 25, 2006 and December 25, 2005, respectively)	1,468,575	1,552,483

Total capital stock	1,599,782	1,698,121
Paid-in capital	2,151,405	2,023,838
Unvested restricted stock	—	(7,218)
Retained earnings	1,493,791	1,422,987
Accumulated other comprehensive income	418,894	186,989

Total stockholders' equity	5,663,872	5,324,717

Total liabilities and stockholders' equity	$11,687,742	$11,799,265

	(Concluded)

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$125,990	$4,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	228,214	181,345
Share-based compensation	12,454	24,125
(Gain) loss on sale or impairment of properties and intangibles	(1,062)	6,548
Deferred income taxes	(52,917)	48,397
Equity in net income of unconsolidated affiliates	(1,145)	(764)
Distributions from unconsolidated affiliates	1,286	6,411
Minority interest in net income of consolidated entities	7,703	8,283
Change in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination) and other	(97,323)	(447,717)
Discontinued operations	13,965	42,193

Net cash provided by (used in) operating activities	237,165	(126,817)

Cash flows from investing activities:
Additions to properties and intangible assets	(201,683)	(141,084)
Proceeds from sales of properties and intangible assets	10,338	2,704
Acquisition of subsidiaries, net of cash acquired	—	(16,561)
Cash recognized on Merger with Molson	—	73,540
Cash expended for Merger-related costs	—	(20,382)
Trade loan repayments from customers	14,140	23,591
Trade loans advanced to customers	(13,131)	(14,225)
Other	—	15
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	63,813	—
Discontinued operations—other	—	(1,978)

Net cash used in investing activities	(126,523)	(94,380)

Cash flows from financing activities:
Issuances of stock under equity compensation plans	27,724	51,961
Excess income tax benefits from share-based compensation	253	—
Dividends paid	(54,934)	(54,923)
Dividends paid to minority interest holders	(9,234)	(4,782)
Payments on long-term debt and capital lease obligations	(2,258)	(452,541)
Proceeds from short-term borrowings	62,913	1,000,137
Payments on short-term borrowings	(65,928)	(831,327)
Net proceeds from commercial paper	74,457	290,000
Net (payments on) proceeds from revolving credit facilities	(113,019)	318,154
Change in overdraft balances and other	7,673	(8,274)
Premium paid to bondholders for debt redemption	—	(106,415)
Discontinued operations	(884)	(54,844)

Net cash (used in) provided by financing activities	(73,237)	147,146

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	37,405	(74,051)
Effect of foreign exchange rate changes on cash and cash equivalents	2,773	(5,042)
Balance at beginning of year	39,413	123,013

Balance at end of period	$79,591	$43,920

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 25, 2006

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. In connection with the merger (the "Merger"), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Molson Canada (Molson), operating in Canada; Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); Cervejarias Kaiser Brasil S.A. (Kaiser), presented as a discontinued operation; and our other Corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to "Molson" means Molson Inc. prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars (U.S. $).

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 25, 2005. The results of operations for the thirteen and twenty-six week period ended June 25, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Reporting Periods Presented

        The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser (presented as discontinued operations) prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears since the date of the Merger, which means for the twenty-six weeks ended June 25, 2006, Kaiser's results include the results for December 2005 through January 13, 2006 (the date of the sale) and BRI's results include the results for the months of December 2005 through May 2006. For the twenty-six weeks ended June 26, 2005, Kaiser's and BRI's results include the results for the month of February 2005, after the date of the Merger, through May 2005.

Use of estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

SFAS No. 123R "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS 123R) was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        The effect of adoption of SFAS 123R on the second quarter of 2006 was an additional expense of $1.7 million pretax, $1.0 million after tax, or $0.01 per diluted share. For the twenty-six weeks ended June 25, 2006, the impact of adoption was $4.6 million pretax, $3.2 million after tax, or $0.04 per diluted share. (See Note 14.)

SFAS No. 151 "Inventory Costs"

        SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no impact in the first half of 2006 and is not expected to have any material impact on our full year financial results.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. The adoption of SFAS 154 did not have an impact on the financial statements included herein, as the single change in accounting principle affecting the

Company pertained to the adoption of SFAS 123R, which does not require the restatement of prior periods.

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

SFAS Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

FASB's Emerging Issue Task Force Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)"

        In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on our presentation of such taxes on the statement of operations.

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

        Molson Class A non-voting and Class B common shareholders, excluding Pentland Securities (a company controlled by Eric Molson, a related party), also received a special dividend (the "Special Dividend") of Cdn $5.44 per share, or a total of approximately Cdn $652 million (U.S. $523 million) paid by Molson in connection with the Merger to Molson Inc. shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson Inc.'s common stock were approximately 1.4 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson Inc.'s directors and senior management between January 28, 2005, and February 8, 2005. This resulted in an increase in the Special Dividend of Cdn $12 million (U.S. $10 million) and an increase in Molson Inc.'s outstanding Class A common stock.

Reasons for the Merger

        The Merger placed our combined Company as one of the largest brewers in the world, by volume, with combined annual volume of approximately 40 million barrels. The combined Company offers a diverse offering of owned and licensed brands in key markets throughout the world.

Pro Forma Results

        The results of Molson, Inc. have been included in the consolidated financial statements since February 9, 2005.

        The following unaudited, pro forma information shows the results of our operations for the twenty-six weeks ended June 26, 2005, as if the Merger had occurred at the beginning of the period. The 2005 pro forma income from continuing operations before income taxes and minority interests include special charges of $105.5 million, including $17.4 million of Merger-related special charges in the U.S. segment for restructuring and accelerated depreciation of the company's Memphis brewery, which is scheduled to be closed in September of 2006; a $3.6 million write-off of obsolete brewing assets in the Europe segment, offset by a $3.2 million gain on an asset sale; and Corporate segment special charges totaling $87.7 million, including $49.3 million due to change in control payments and benefits for certain officers who were employed by Adolph Coors Company prior to the Merger and elected to leave the Company following the Merger, $14.6 million due to severance and related benefits paid to former Molson officers who left the Company following the Merger. The remaining

$23.8 million of pro forma Corporate segment special charges were associated primarily with non-capitalized merger costs incurred at both Molson and Coors, prior to the merger.

	Twenty-Six Weeks Ended
	June 25, 2006 (Actual)	June 26, 2005 (Pro forma)
	(In millions, except per share amounts)
Net sales	$2,736.9	$2,701.5
Income from continuing operations before income taxes and minority interests	$134.4	$90.2
Net income (loss)	$126.0	$(37.2)
Basic net income (loss) per share	$1.47	$(0.43)
Diluted net income (loss) per share	$1.46	$(0.43)

Allocation of Purchase Price

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and Merger-related costs incurred by Coors, of which $16.0 million was incurred prior to the Merger. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's (now presented as discontinued operations) assets and liabilities based upon their fair values, with the residual to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger date:

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

        Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques. We have allocated the purchase price to goodwill and intangibles as follows:

	As of February 9, 2005
	Amount	Estimated Useful Lives in Years
	(In millions)
Goodwill
U.S. Segment	$1,117.0
Canada Segment	604.4
Brazil Segment	95.4

Total Goodwill	$1,816.8

Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$276.0	4 to 11
Brands	144.5	12

Total Canada Segment	420.5

Brazil Segment
Distribution Agreements	$8.3	15
Brands	23.5	12 to 36

Total Brazil Segment	31.8

Total Intangible Assets—Finite Lived	$452.3

Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	$811.5
Brands	2,476.6

Total Intangible Assets—Indefinite Lived	$3,288.1

Total Intangible Assets	$3,740.4

        Intangible assets associated with the Brazil segment on the opening balance sheet date are no longer carried on our balance sheets as a result of the sale of 68% of Kaiser on January 13, 2006.

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

Merger-related Other

        Molson owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the Club), as well as a preferred interest, redeemable in 2009. However, as discussed in Note 15, on June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson. Subsequent to the transaction, Molson still retains a 19.9% common equity interest in the Club, as well as Board representation on the Club and related entities. We account for our interest in the Club using the equity method. We have assigned values to intangible assets that are imbedded in our investment in the Montréal Canadiens, which is recorded in non-current other assets. We recorded amortization in the thirteen and twenty-six week periods ended June 25, 2006, of $0.2 and $0.4 million, respectively, associated with the estimated finite-lived intangibles (no amortization was recorded in the first or second quarter of 2005). This amortization cost is classified as a component of other expenses.

        The shareholders of the Club (the majority owner and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson was party to certain guarantees to the lenders of the majority owner of the Canadiens and the Bell Centre (formerly the Molson Centre). Molson was released from the guarantee to lenders of the majority owner of the Canadiens coincident with the sale of the preferred equity on June 30, 2006. Molson continues to be party to certain guarantees associated with the Bell Centre. We have made estimates of the fair values of ownership interests and guarantees, and recorded them as other assets and other liabilities as appropriate in our balance sheets. See Note 12.

3.     DISCONTINUED OPERATIONS

        On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retain a 15% interest in Kaiser, which we account for under the cost method, and have one seat out of seven on its board. Heineken N.V. remains a 17% equity partner in the Kaiser business. We undertook the sale of Kaiser to allow us to focus on our United States, Canada and Europe markets, and to continue to deliver the cost synergies and other benefits related to the Merger. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil. We have reflected the results of operations, financial position, and cash flows for the Brazil segment in our financial statements as discontinued operations.

        The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. (See Note 12.) We provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $265 million. As of June 25, 2006, we have recorded the fair value of this indemnity liability on the balance sheet at $57 million. We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. We may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. As of June 25, 2006, we have recorded the fair value of this indemnity liability on the balance sheet at $43 million. The recognition of liabilities associated with the indemnifications impacted the loss on the sale of 68% of the business reported in the first half of 2006 and future changes thereto will impact reported results for discontinued operations.

        As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January 2009 and at fair market value thereafter. The value of the put option favorably impacted the calculation of the loss on the sale of Kaiser. In addition, FEMSA received a call option to purchase from us our remaining 15% interest at fair market value beginning in January 2013.

        Kaiser had $57.8 million and $80.2 million of net sales and $2.3 million and $60.7 million of pre-tax losses during the twenty-six weeks ended June 25, 2006 and June 26, 2005, respectively. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, since we reported Kaiser's results one month in arrears. The 2005 period included the period between February 9 (the date of the Merger) and May 29, 2005, again due to our reporting Kaiser one month in arrears in 2005. The accounting for our ownership interest in Kaiser changed after the reduction in our stake in January 2006, resulting in current and future accounting for our interest under the cost method. As such, Kaiser's results of operations were not included in our consolidated statement of operations for the thirteen weeks ended June 25, 2006, whereas sales of $64.5 million and pre-tax losses of $56.9 million were recorded in our consolidated results of operations for the corresponding thirteen weeks ended June 26, 2005. The loss from discontinued operations of $1.4 million for the thirteen weeks ended June 25, 2006 relate to adjustments to indemnity liabilities, including the impacts of foreign exchange and accretion of interest expense on the indemnity guarantee obligations recorded at their present value on the date of the sale of our majority interest in Kaiser discussed above. The loss from discontinued operations of $13.1 million for the twenty-six weeks ended June 25, 2006 also resulted from such liability adjustments as well as from losses generated by Kaiser in the month of December 2005 (as Kaiser's results of operations were reported one month in arrears) and thirteen days of January 2006 prior to the sale of Kaiser, in addition to the loss on the sale of our ownership interest in Kaiser.

        The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Loss from operations of Kaiser prior to sale(1)	$—	$56,925	$2,293	$60,710
Loss on sale of 68% of Kaiser	—	—	2,797	—
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense	1,415	—	7,992	—

Loss from discontinued operations, tax effected	$1,415	$56,925	$13,082	$60,710

(1)
Due to the operating losses incurred by Kaiser, there was no income tax impact on Kaiser's losses from operations.

        Included in current and non-current assets of discontinued operations on the balance sheet are $6.4 million and $3.8 million, respectively, of deferred tax assets associated with these indemnity liabilities. In addition to the indemnity liabilities discussed above, current liabilities of discontinued operations include current tax liabilities of $11.2 million.

4.     BUSINESS SEGMENTS

        Subsequent to the sale of Kaiser, the Company operates in the reporting segments listed below. Our Brazil segment, which was composed of Kaiser, was sold on January 13, 2006, and has now been reflected as a discontinued operation.

Canada

        The Canada segment consists of our production, marketing and sales of the Molson® and Coors Light® brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R); and our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club.

        We also distribute, market and sell Corona Extra® in Ontario, Québec, and the Atlantic provinces under agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) which grants us the right to import, market and sell Heineken® products throughout Canada, and with Miller to brew, market and sell several Miller® brands, and distribute and sell imported Miller® brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster's Brewing Group Limited, to brew Foster's Lager® in Canada for sale in Canada and the United States. Lastly, Molson has the right to produce Asahi® for the United States market.

United States (U.S.)

        The U.S. segment consists of the production, marketing, and sales of the Coors® and Molson® portfolios of brands in the United States and its territories, its military bases world-wide, Mexico and the Caribbean, Coors Distributing Company, which consists of several Company-owned beer distributorships in Colorado and Idaho, and Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC), joint ventures consolidated under FIN 46R.

Europe

        The Europe segment consists of our production, marketing and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch® (consolidated under FIN 46R) in the United Kingdom and Republic of Ireland, and our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam), and sales of Molson Coors brands in Asia and other export markets.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these Corporate costs relates to worldwide administrative functions, such as Corporate affairs, legal, human resources, accounting, treasury, and insurance and risk management.

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Intersegment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) from continuing operations before income taxes and after minority interests for each segment, to income (loss) from continuing operations before income taxes and income (loss) from continuing operations shown on the condensed consolidated statements of operations:

	Thirteen Weeks Ended June 25, 2006
	U.S.	Canada	Europe	Corporate(1)	Total
	(In thousands)
Net sales	$721,779	$496,284	$363,225	$1,737	$1,583,025
Income (loss) from continuing operations before income taxes and after minority interests	38,585	141,712	37,519	(65,541)	152,275
Minority interests, before taxes	5,513	1,770	1,426	(3,905)	4,804

Income (loss) before income taxes	$44,098	$143,482	$38,945	$(69,446)	$157,079
Income tax benefit					4,965

Income before minority interests					162,044
Minority interests					(4,402)

Income from continuing operations					$157,642

(1)
Net sales are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

	Thirteen Weeks Ended June 26, 2005
	U.S.	Canada	Europe	Corporate	Total
	(In thousands)
Net sales	$701,982	$438,593	$406,288	$—	$1,546,863
Income (loss) from continuing operations before income taxes and after minority interests	74,458	106,036	28,962	(76,960)	132,496
Minority interests, before taxes	4,354	1,302	1,417	(620)	6,453

Income (loss) before income taxes	$78,812	$107,338	$30,379	$(77,580)	$138,949
Income tax expense					(37,418)

Income before minority interests					101,531
Minority interests					(6,060)

Income from continuing operations					$95,471

	Twenty-Six Weeks Ended June 25, 2006
	U.S.	Canada	Europe	Corporate(1)	Total
	(In thousands)
Net sales	$1,273,053	$825,603	$635,804	$2,411	$2,736,871
Income (loss) from continuing operations before income taxes and after minority interests	50,141	185,544	15,412	(125,087)	126,010
Minority interests, before taxes	8,981	3,255	2,361	(6,235)	8,362

Income (loss) before income taxes	$59,122	$188,799	$17,773	$(131,322)	$134,372
Income tax benefit					12,403

Income before minority interests					146,775
Minority interests					(7,703)

Income from continuing operations					$139,072

(1)
Net sales are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

	Twenty-Six Weeks Ended June 26, 2005
	U.S.	Canada	Europe	Corporate	Total
	(In thousands)
Net sales	$1,226,956	$634,924	$733,418	$—	$2,595,298
Income (loss) from continuing operations before income taxes and after minority interests	87,051	121,711	17,931	(140,414)	86,279
Minority interests, before taxes	6,457	1,302	1,982	(940)	8,801

Income (loss) before income taxes	$93,508	$123,013	$19,913	$(141,354)	$95,080
Income tax expense					(21,725)

Income before minority interests					73,355
Minority interests					(8,283)

Income from continuing operations					$65,072

        The following table represents total assets by segment:

	At June 25, 2006	At December 25, 2005
	(In thousands)
United States	$2,712,268	$2,631,312
Canada	6,250,569	5,875,120
Europe	2,714,646	2,713,441
Discontinued operations	10,259	579,392

Total assets	$11,687,742	$11,799,265

5.     EARNINGS PER SHARE (EPS)

        Basic income per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock awards and performance stock awards, calculated using the treasury stock method. The following summarizes the effect of dilutive securities on earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands, except per share amounts)
Net income	$156,227	$38,546	$125,990	$4,362

Weighted average shares for basic EPS	85,953	85,321	85,819	74,214
Effect of dilutive securities:
Stock options granted to employees	514	592	490	895
Restricted stock excluded from basic EPS	59	15	42	15

Weighted average shares for diluted EPS	86,526	85,928	86,351	75,124

Basic income (loss) per share:
From continuing operations	$1.83	$1.12	$1.62	$0.88
From discontinued operations	(0.01)	(0.67)	(0.15)	(0.82)

Basic income per share	$1.82	$0.45	$1.47	$0.06

Diluted income (loss) per share:
From continuing operations	$1.82	$1.11	$1.61	$0.87
From discontinued operations	(0.01)	(0.66)	(0.15)	(0.81)

Diluted income per share	$1.81	$0.45	$1.46	$0.06

Dividends per share	$0.32	$0.32	$0.64	$0.64

        Anti-dilutive securities totaling 4.3 million and 4.6 million in the thirteen weeks and 4.3 million and 2.7 million in the twenty-six weeks ended June 25, 2006 and June 26, 2005, respectively, were not included in our calculation because the stock options' exercise prices were greater than the average market price of the common shares or were anti-dilutive because of the impact of unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method with our implementation of SFAS 123R, "Share Based Payment." The assumed proceeds calculation in the treasury stock method required us to determine windfall tax benefits. We accomplish this by multiplying in-the-money options outstanding by a dollar amount derived by calculating the current average market price less the grant price less the Black-Scholes fair value amount. This product was multiplied by the appropriate tax rate. We have thus far not elected the short-cut method as allowed by FAS 123R and its interpretations. However, we may elect the short-cut method prior to the end of 2006.

        Outstanding performance stock awards, totaling 963,165 on June 25, 2006, were also excluded from dilutive shares in accordance with SFAS 128, "Earnings per Share.", as all necessary conditions required to be satisfied (outlined in Note 14) have not been met as of quarter-end. There were no such performance awards issued or outstanding prior to 2006.

6.     SPECIAL CHARGES, NET

        Largely in connection with the Merger and our related synergy goals, we have incurred net expenses during 2006 and 2005 that are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating charges. By segment, the following items have been recorded as special charges (credits):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
U.S.—Memphis brewery accelerated depreciation	$23,693	$9,566	$43,303	$14,411
U.S.—Restructuring and other costs associated with the Memphis brewery	2,729	434	7,251	3,036
U.S.—Insurance recovery—environmental	—	—	(2,408)	—
Europe—Gains (losses and impairments) on long-lived assets	—	(3,231)	—	398
Europe—Restructuring charge	3,165	—	9,832	—
Europe—Pension curtailment gain	(5,261)	—	(5,261)	—
Europe—Other exit costs	179	—	1,315	—
Corporate—Change in control to Coors executives	1,335	17,111	(1,361)	44,311
Corporate—Other severance for Molson executives	—	14,555	—	14,555
Corporate—Other	—	2,528	—	4,952

Total	$25,840	$40,963	$52,671	$81,663

U.S. Segment

        The U.S. segment recognized $26.4 million and $10.0 million of net special charges in the second quarters of 2006 and 2005, respectively, in accordance with a restructuring plan approved by the Company's board of directors in connection with the closure of our Memphis facility and plans to obtain synergy cost savings at our Golden facility. In the second quarter of 2006, $23.7 million of these charges related to accelerated depreciation and the remaining $2.7 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure, planned for the third quarter of 2006. In the second quarter of 2005, $9.6 million of these charges related to accelerated depreciation and the remaining $0.4 million included employee termination costs. Charges for accelerated depreciation are larger in 2006 than in 2005 because of 1) reductions in salvage value estimates of the Memphis brewery, and 2) acceleration of the plant's closing date. Retention and severance costs for the Memphis employees are being accrued over the service period during which such benefits are earned by the employees.

        U.S. segment special charges for the twenty-six weeks ended June 25, 2006 were partially offset by a receipt of $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit, and did not impact our estimated environmental liability associated with this site.

        The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and Other Employee-Related Costs	Closing and Other Costs	Total
	(In thousands)
Balance at December 25, 2005	$27,600	$—	$27,600
Charges incurred	3,204	3,064	6,268
Payments made	—	(181)	(181)
Other adjustments	—	—	—

Balance at June 25, 2006	$30,804	$2,883	$33,687

        The liability for severance and other employee-related costs include a $25.0 million estimated payment required upon withdrawal from the hourly workers multi-employer pension plan associated with our Memphis location that we recorded in the third quarter of 2005.

        The Memphis brewery currently employs approximately 300 people and brews products for export. All production remaining at the Memphis location will be relocated to a different Company-owned facility or outsourced when the brewery is closed. The Memphis brewery is scheduled to close in September of 2006.

Canada Segment

        The Canada segment restructured its sales and marketing organizations in the fourth quarter of 2005, and recorded $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and Other Employee-Related Costs
(In thousands)
Balance at December 25, 2005	$3,850
Charges incurred	—
Payments made	(811)
Other adjustments for currency translation	(251)

Balance at June 25, 2006	$2,788

Europe Segment

        The Europe segment recorded a special item gain in the second quarter due to a $5.3 million curtailment gain associated with the U.K. pension plan, which resulted from changes in the plan and reductions in headcount from restructuring efforts. This item is discussed at more length in Note 10, "Employee Retirement Plans." Charges of $3.2 million pertaining to restructuring costs partially offset this gain. In the 2005 second quarter, we realized $3.2 million of one-time development profits on real estate formerly held by the Company.

        Net special charges of $5.9 million were recorded during the twenty-six weeks ended June 25, 2006 as compared to $0.4 in charges for the same period of 2005. The 2006 charges of $11.1 million are a combination of employee termination costs associated with the U.K. supply chain and back office restructuring efforts ($9.8 million) and costs associated with exiting the Russia market ($1.3 million), offset by a $5.3 million recovery of pension costs. The impact of the pension curtailment is not included in the summary below; rather its impact is discussed in Note 10, Employee Retirement Plans. The 2005 costs represented impairments of brewing assets in the United Kingdom, largely offset by the one-time development profit recognized in the second quarter.

        Approximately 240 employees are impacted by the supply chain and back office restructuring efforts. Pursuant to the restructuring plan, during the first half of the year, 180 employees terminated employment, and the remaining employee terminations are expected in the second half of 2006. Charges for employee termination costs have, in some cases, been recognized over the course of the employees' remaining service period if there was a significant period of time between initial notification and termination of employment.

        The following summarizes the activity in the Europe segment restructuring accruals:

	Severance and Other Employee-Related Costs	Closing and Other Costs	Total
	(In thousands)
Balance at December 25, 2005	$11,035	$—	$11,035
Charges incurred	9,815	456	10,271
Payments made	(14,286)	—	(14,286)
Other adjustments for currency translation	628	17	645

Balance at June 25, 2006	$7,192	$473	$7,665

Corporate Segment

        The Corporate segment recognized $1.3 million and $34.2 million of special charges in the second quarters of 2006 and 2005, respectively. The entire 2006 amount and $13.3 million in 2005 were costs associated with providing an exercise price floor on stock options held by former Coors officers who left the Company under change in control agreements following the Merger. The remaining 2005 charges were associated with 1) $3.8 million of severance and other benefits paid to a former Coors officer who exercised change in control rights in the second quarter of 2005, 2) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 3) $2.5 million of merger-related costs that did not qualify for capitalization under purchase accounting.

        The Corporate segment recognized a special benefit of $1.4 million and special charges of $63.8 million in the twenty-six week periods ending June 25, 2006 and June 26, 2005, respectively. The entire 2006 amount and $13.3 million in 2005 were costs associated with the exercise price floor on stock options mentioned above. The remaining 2005 charges were associated with 1) $31.0 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights in the first half of 2005, 2) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 3) $4.9 million of merger-related costs that did not qualify for capitalization under purchase accounting.

        Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors (referred to above). The Merger, which occurred on February 9, 2005, constituted a change in control of Coors under these agreements. These employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control ($73.50). This potential cash award is recorded as a liability and is marked to market each period with the change in MCBC's stock price, up to the price at the date of the Merger. We recorded expense of $1.3 million and a benefit of $1.4 million during the thirteen and twenty-six week periods ended June 25, 2006, respectively, associated with these potential awards, as a result of an increase in our stock price during the first quarter of 2006 and a decrease in our stock price during the second quarter of 2006. Such expense amounted to $13.3 million in the second quarter of 2005 due to a decrease in our stock price during that time period. The liability for these potential awards was $4.5 million as of June 25, 2006. If the price of the Company's stock rises to the option floor, it will result in a reduction to this liability. To the extent the Company's stock price falls below the price on June 25, 2006, additional charges will be necessary. The cost or benefit associated with the stock option exercise price floor is included in the statement of cash flows as share based compensation as a non-cash add-back to net income in determining cash flows from operating activities.

7.     VARIABLE INTEREST ENTITIES

        FASB Interpretation No. 46R "Consolidation of Variable Interest Entities—An Interpretation of ARB 51" (FIN 46R) expands the scope of ARB 51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented: Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Brewers' Retail Inc. (BRI) (effective with the Merger on February 9, 2005) and Grolsch (U.K.) Limited (Grolsch).

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. As of June 25, 2006, the Company is the guarantor of approximately $36.4 million of RMMC debt.

Rocky Mountain Bottle Company

        RMBC is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC.

Brewers' Retail Inc.

        BRI is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At June 25, 2006, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt and pension liabilities, which were approximately $189.8 million and $81.5 million, respectively, at June 25, 2006.

Grolsch

        Grolsch is a joint venture between CBL and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch® branded beer in the United Kingdom and the Republic of

Ireland. The majority of the Grolsch® branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin.

	Thirteen Weeks Ended June 25, 2006			Thirteen Weeks Ended June 26, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$45,243	$25,113	$5,253	$54,716	$24,298	$4,699
RMMC(1)	$86,248	$68,949	$5,537	$83,150	$64,971	$3,821
BRI(2)	$372,314	$67,743	$56	$315,543	$37,497	$—
Grolsch(1)	$27,407	$19,990	$2,882	$25,866	$20,015	$2,882

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company.

	Twenty-Six Weeks Ended June 25, 2006			Twenty-Six Weeks Ended June 26, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$45,243	$48,432	$9,748	$54,716	$45,506	$7,744
RMMC(1)	$86,248	$117,528	$7,796	$83,150	$108,350	$4,777
BRI(2)	$372,314	$131,873	$117	$315,543	$56,285	$—
Grolsch(1)	$27,407	$32,240	$4,792	$25,866	$28,603	$4,119

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
BRI results in 2005 are included from February 9, 2005, the date of the Merger through May 21, 2005 (due to BRI's results being reported one month in arrears). Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company.

Trigen

        In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to CBC at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R. We incurred net expenses of $9.7 million and $8.6 million for the thirteen weeks ended June 25, 2006 and June 25, 2005, respectively, and $22.0 million and $17.3 million for the twenty-six weeks ended June 25, 2006 and June 26, 2005, respectively, under our agreement with Trigen.

8.     GOODWILL AND OTHER INTANGIBLES

        The following table presents details of our intangible assets, other than goodwill, as of June 25, 2006:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-35	$287.4	$(78.9)	$208.5
Distribution rights	2-14	348.2	(81.5)	266.7
Patents and technology and distribution channels	3-10	30.0	(15.1)	14.9
Other	5-34	14.2	(9.5)	4.7
Intangible assets not subject to amortization:
Brands	Indefinite	3,122.5	—	3,122.5
Pension	N/A	16.6	—	16.6
Distribution networks	Indefinite	900.8	—	900.8
Other	Indefinite	28.1	—	28.1

Total		$4,747.8	$(185.0)	$4,562.8

        The following table presents details of our intangible assets, other than goodwill, as of December 25, 2005:

	Useful Life	Gross	Accumulated Amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3-35	$275.5	$(64.5)	$211.0
Distribution rights	2-14	329.4	(54.2)	275.2
Patents and technology and distribution channels	3-10	28.6	(13.3)	15.3
Other	5-34	14.2	(9.3)	4.9
Intangible assets not subject to amortization:
Brands	Indefinite	3,004.6	—	3,004.6
Pension	N/A	16.0	—	16.0
Distribution networks	Indefinite	867.8	—	867.8
Other	Indefinite	28.5	—	28.5

Total		$4,564.6	$(141.3)	$4,423.3

        The incremental change in the value of intangibles from December 25, 2005 to June 25, 2006 is primarily due to the impact of foreign exchange, as a significant amount of intangibles are denominated in foreign currency.

        Based on foreign exchange rates as of June 25, 2006, the estimated future amortization expense of finite-lived intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2006—Remaining	$38.2
2007	$76.3
2008	$76.3
2009	$69.6
2010 and thereafter	$52.9

        Amortization expense of intangible assets was $18.7 million and $37.1 million for the thirteen and twenty-six weeks ended June 25, 2006 and $14.8 million and $26.4 million for the thirteen and twenty-six weeks ended June 26, 2005, respectively.

        The following summarizes the change in goodwill for the twenty-six weeks ended June 25, 2006 (in millions):

Balance at December 25, 2005	$2,871.3
Final purchase accounting adjustments related to Merger with Molson, Inc.	(20.9)
Impact of currency exchange	115.5

Balance at June 25, 2006	$2,965.9

        We completed the allocation of the purchase price related to the Merger with Molson, Inc. during the first quarter of 2006. The final adjustments were related to an increase in intangible assets and a reduction in the fair values of certain liabilities assumed in the Merger, and related deferred tax adjustments.

        As of June 25, 2006, goodwill was allocated between our reportable segments as follows:

Segment	Amount
(In millions)
United States	$1,339.1
Canada	794.8
Europe	832.0

Total	$2,965.9

9.     DEBT AND OTHER CREDIT ARRANGEMENTS

        Our total borrowings as of June 25, 2006 and December 25, 2005 were composed of the following:

	As of
	June 25, 2006	December 25, 2005
	(In thousands)
Short-term borrowings(1)	$11,057	$14,001

Senior notes
U.S. $850 million(2)	$841,076	$849,898
U.S. $300 million(3)	300,000	300,000
Cdn $900 million(3)	799,686	770,326
Commercial paper(4)	241,835	167,378
Credit facility(5)	53,412	162,713
Other notes payable(6)	226,240	220,454

Total long-term debt (including current portion)	2,462,249	2,470,769
Less: current portion of long-term debt	(299,250)	(334,101)

Total long-term debt	$2,162,999	$2,136,668

(1)
Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans and overdraft facilities as summarized below:

	As of
	June 25, 2006	December 25, 2005
	(In millions)
U.S. $ Lines of Credit
Two lines totaling $50 million	$—	$—
Interest rates at 5.65%
Canadian Bank Overdraft Facilities
Two lines totaling Cdn $30 million ($27 million)	11.1	—
Interest rates at U.S. Prime and Cdn Prime
British Pound Lines of Credit and Bank Overdraft Facility
Three lines totaling £30 million ($55 million)	—	14.0
Interest rates at 5.50%
Japanese Yen Lines of Credit
Two lines totaling 1.1 billion Yen ($9 million)	—	—
Interest rates at <1%

Total short-term borrowings	$11.1	$14.0

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

  The notes are guaranteed by Molson Coors Brewing Company, all of its significant U.S. subsidiaries and Molson Coors Capital Finance ULC. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at June 25, 2006.

(3)
On September 22, 2005, the Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity and wholly owned subsidiary of the Company issued 10-year and 5-year private placement debt securities totaling Cdn $900 million in Canada and U.S. $300M in the United States. The Canadian bonds bear interest at 5.0% and the U.S. bonds bear interest at 4.85%. Both offerings are guaranteed by Molson Coors Brewing Company and all of its significant U.S. subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at June 25, 2006. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on the Company's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

(4)
We maintain a $500 million commercial paper program. All of our commercial paper issued is classified as current portion of long-term debt as of June 25, 2006. As of June 25, 2006, the interest rates on our outstanding commercial paper borrowings ranged from 4.92% to 5.335%, with a weighted average of 5.17%. As of June 25, 2006, $241.8 million of our total $1.4 billion unsecured committed credit arrangement was being used as a backstop for our commercial paper program [See (5) below]. This line of credit has a five-year term expiring 2010.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. At June 25, 2006, the average effective interest rate for all borrowings outstanding was 5.576% and we had $53.4 million outstanding. The credit facility expires in March 2010.

(6)
Other notes payable consist of the following:

	As of
	June 25, 2006	December 25, 2005
	(In millions)
Note payable issued by
RMMC joint venture	$36.4	$36.4
Interest rate at 7.2%
Maturity in December 2013
Notes payable issued by
BRI joint venture, denominated in Canadian dollars	189.8	184.1
Interest rate at 7.5%
Maturity in June 2011

Total other notes payable	$226.2	$220.5

10.   EMPLOYEE RETIREMENT PLANS

        The Company offers retirement plans in the United States, Canada and the United Kingdom that cover substantially all of its employees. Additionally, the Company offers other postretirement benefits for CBC and Molson employees. The Company's net periodic pension costs under retirement plans and other postretirement benefits are as follows:

	Thirteen Weeks Ended June 25, 2006
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$4,915	$8,256	$8,996	$22,167
Interest cost	13,654	20,825	25,075	59,554
Expected return on plan assets	(16,063)	(25,892)	(34,537)	(76,492)
Amortization of prior service cost (benefit)	11	313	(1,514)	(1,190)
Amortization of net loss	4,732	—	2,596	7,328
Less expected participant contributions	—	(899)	(2,432)	(3,331)

Net periodic pension cost (benefit)	$7,249	$2,603	$(1,816)	$8,036

Other Postretirement Benefits
Service cost—benefits earned during the period	$784	$1,760	$—	$2,544
Interest cost on projected benefit obligation	1,846	3,186	—	5,032
Amortization of prior service cost	52	27	—	79
Recognized net actuarial loss	711	206	—	917

Net periodic postretirement benefit cost	$3,393	$5,179	$—	$8,572

	Thirteen Weeks Ended June 26, 2005
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$5,223	$6,312	$9,372	$20,907
Interest cost	13,344	18,977	27,270	59,591
Expected return on plan assets	(15,016)	(20,278)	(33,685)	(68,979)
Amortization of prior service cost	1,366	—	—	1,366
Amortization of net loss	4,277	—	1,255	5,532
Less expected participant contributions	—	(962)	(2,775)	(3,737)

Net periodic pension cost	$9,194	$4,049	$1,437	$14,680

Other Postretirement Benefits
Service cost—benefits earned during the period	$507	$1,318	$—	$1,825
Interest cost on projected benefit obligation	1,524	2,458	—	3,982
Amortization of prior service benefit	(188)	—	—	(188)
Recognized net actuarial loss	448	—	—	448

Net periodic postretirement benefit cost	$2,291	$3,776	$—	$6,067

	Twenty-Six Weeks Ended June 25, 2006
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$9,830	$16,292	$18,781	$44,903
Interest cost	27,308	41,011	48,761	117,080
Expected return on plan assets	(32,126)	(50,867)	(67,376)	(150,369)
Amortization of prior service cost (benefit)	22	846	(3,079)	(2,211)
Amortization of net loss	9,464	—	7,326	16,790
Less expected participant contributions	—	(1,766)	(4,931)	(6,697)

Net periodic pension cost (benefit)	$14,498	$5,516	$(518)	$19,496

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,568	$3,454	$—	$5,022
Interest cost on projected benefit obligation	3,692	6,251	—	9,943
Amortization of prior service cost	104	27	—	131
Recognized net actuarial loss	1,422	405	—	1,827

Net periodic postretirement benefit cost	$6,786	$10,137	$—	$16,923

	Twenty-Six Weeks Ended June 26, 2005
	U.S. Plans	Canada Plans	U.K. Plan	Total
	(In thousands)
Defined Benefit Plans
Service cost	$10,446	$9,840	$18,744	$39,030
Interest cost	26,688	29,596	54,540	110,824
Expected return on plan assets	(30,032)	(31,624)	(67,370)	(129,026)
Amortization of prior service cost	2,732	—	—	2,732
Amortization of net loss	8,554	—	2,510	11,064
Less expected participant contributions	—	(1,498)	(5,550)	(7,048)

Net periodic pension cost	$18,388	$6,314	$2,874	$27,576

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,014	$2,055	$—	$3,069
Interest cost on projected benefit obligation	3,048	3,835	—	6,883
Amortization of prior service benefit	(376)	—	—	(376)
Recognized net actuarial loss	896	—	—	896

Net periodic postretirement benefit cost	$4,582	$5,890	$—	$10,472

        During the second quarter of 2006, contributions paid to the defined benefit plans were $5.0 million, $32.2 million and $6.9 million for the U.S., Canada and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first half of 2006 were $9.9 million, $57.4 million and $12.9 million for the U.S., Canada and U.K. plans, respectively. Expected total fiscal year 2006 contributions to U.S., Canada and U.K. defined benefits plans for 2006 are approximately $160 million.

U.K. Plan Curtailment

        As a result of employee restructuring activities associated with the Europe segment supply chain operations, a pension curtailment was recognized in the second quarter of 2006. The curtailment triggered a significant event that resulted in the re-measurement of the pension assets and liabilities as of April 30, 2006. The table below represents the projected benefit obligation and the funded status as of the curtailment measurement date of April 30, 2006 and the changes in their status from December 25, 2005, for the U.K. plan.

        As a result of the curtailment, a gain of $5.3 million was recognized and presented as a special item in the statement of operations in the second quarter of 2006. This gain arose from the reduction in estimated future working lifetimes of plan participants resulting in the acceleration of the recognition of the prior service benefit. This prior service benefit was generated by plan changes in previous years and was deferred on the balance sheet and amortized into earnings over the then expected working lifetime of plan participants of approximately 10 years. In addition, this curtailment event required a remeasurement of the projected benefit obligation and plan assets, which resulted in an $11.8 million reduction in the projected benefit obligation at April 30, 2006, as shown below, and was recognized in other comprehensive income in the second quarter of 2006.

        The changes in the projected benefit obligation, plan assets and the funded status of the U.K. pension plan are as follows:

U.K. Plan April 30, 2006
(In thousands)
Actuarial present value of accumulated benefit obligation	$1,847,391
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,018,353
Service cost, net of expected employee contributions	9,733
Interest cost	31,640
Actual employee contributions	2,407
Curtailment gain	(11,771)
Actuarial gain	(80,830)
Benefits paid	(25,439)
Foreign currency exchange rate change	104,749

Projected benefit obligation as of measurement date	$2,048,842

Change in plan assets:
Fair value of assets at beginning of year	$1,756,108
Actual return on plan assets	96,044
Employer contributions	10,524
Actual employee contributions	2,407
Benefits and plan expenses paid	(27,986)
Foreign currency exchange rate change	96,896

Fair value of plan assets as of measurement date	$1,933,993

Reconciliation of funded status:
Funded status—shortfall	$(114,849)
Unrecognized net actuarial loss	173,734
Unrecognized prior service benefit	(55,818)

Net amount recognized	$3,067

        Pension expense for the U.K. plan was actuarially calculated for the remainder of 2006, following the curtailment using data available as of the measurement date of April 30, 2006. Assumptions as of December 25, 2005 were applied to related balance sheet amounts as of that date and for the pension expense through April 30, 2006. The table below details assumptions applied to our accounting for the U.K. pension plan as of the last two measurement dates.

	U.K. Plan
	April 30, 2006	December 25, 2005
Weighed average assumptions:
Settlement discount rate	5.15%	4.75%
Rate of compensation increase	4.25%	4.00%
Expected return on plan assets	7.80%	7.80%
Price inflation rate	2.75%	2.50%

11.   INCOME TAXES

        Our effective tax rate for the second quarter of 2006 was negative 3%, which is different from the range of our forecasted full year effective tax rate due primarily to revaluing our deferred tax assets and liabilities to give effect to a two percentage point reduction in the Canada corporate income tax rate as well as minor changes to two provincial income tax rates. These enacted tax rate changes, which will be implemented during the next four years, result in a $52.3 million tax benefit being recognized as a discrete item in the second quarter of 2006 income tax provision. Absent that item, our effective tax rate would have been approximately 30%. We anticipate that our full year 2006 effective tax rate will be in the range of 16% to 20%.

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

        During the second quarter of 2006, the U.K. enacted tax law changes that impact the deductibility of pension contributions. The changes did not have a material impact on our U.K. income tax provision.

12.   CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, net of $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. Any potential liabilities associated with these exposures were considered less than probable during 2005, and therefore no associated reserves were recorded in 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $265 million. As of June 25, 2006, the fair value of this indemnity liability on the balance sheet is $57 million, $6 million of which is classified as a current liability and $51 million of which is classified as non-current. Our fair value estimates account for the possibility that we could have to pay the full amount of the exposure in a future year, but that a majority of the amounts paid would be recovered in subsequent years through Brazil's legal system. Our fair value estimates also consider, through probability-weighted scenarios, the possibility that we will never have to pay any amounts associated with this exposure. We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The fair value of the total tax, civil and labor indemnity liability on our balance sheet is $43 million as of June 25, 2006, $29 million of which is classified as a current liability and $14 million of which is classified as non-current. Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control, and will be handled by FEMSA. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which will occur during the first half of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value, and will therefore be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        As a result of the sale of 68% of Kaiser on January 13, 2006, the indemnity liabilities were first reported as of March 26, 2006. The table below provides a summary of contingency reserve balances from March 26, 2006 through June 25, 2006:

	Purchased Tax Credits Indemnity Reserve	Tax, Civil and Labor Indemnity Reserve	Total Indemnity Reserves
	(In thousands)
Balance at March 26, 2006	$52,397	$42,910	$95,307
Foreign exchange	(1,317)	(1,142)	(2,459)
Changes to liability estimates	6,945	1,644	8,589
Tax and other adjustments	(303)	(248)	(551)

Balance at June 25, 2006	$57,722	$43,164	$100,886

        Current liabilities of discontinued operations include current tax liabilities of $11.2 million.

Montréal Canadiens

        Molson owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the Club), as well as a preferred interest, redeemable in 2009. However, as discussed in Note 15, on June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson. Subsequent to the transaction, Molson still retains a 19.9% common equity interest in the Club, as well as Board representation at the Club and related entities.

        The shareholders of the Club (the majority owner and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson was a party to certain guarantees to the lenders of the majority owner of the Canadiens and the Bell Centre (formerly the Molson Centre). Molson was released from the guarantee to lenders of the majority owner of the Canadiens coincident with the sale of the preferred equity on June 30, 2006. Molson continues to be party to certain guarantees associated with the Bell Centre. We have recorded fair value liabilities related to the guarantees associated with the NHL Consent Agreement as well as the guarantee related to the land lease.

Litigation and Other Disputes

        Beginning in May 2005, several purported class action lawsuits were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado Federal case has been transferred to the Delaware Federal court. The Delaware Federal lawsuits also allege that the Company failed to comply with U.S. GAAP. The Company will vigorously defend the lawsuits.

        The Company was contacted in 2005 by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to Corporate and financial information and communications related to the Merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company was also contacted in 2005 by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding Corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with the inquiry.

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

        In December 2005, Miller Brewing Company (Miller) sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada to be the sole distributor of Miller® products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

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

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL in respect of this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed against this ruling and the appeal was heard in the first quarter of 2006, where most aspects of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL has filed an appeal against the employment appeal tribunal's judgment on two grounds. We have estimated the cost of this contingency, if upheld, to be $1.2 million, which was recorded as a reserve in 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

        Based on these assumptions, the present value and gross amount of the costs at June 25, 2006 are approximately $3.7 million and $5.9 million, respectively. Accordingly, we believe that the existing liability is adequate as of June 25, 2006. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

13.   CHANGES IN OTHER COMPREHENSIVE INCOME

        The following summarizes the components in other comprehensive income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Net income	$156,227	$38,546	$125,990	$4,362

Other comprehensive income:
Foreign currency translation adjustments, net of tax	194,250	(67,387)	194,505	(23,550)
Minimum pension liability	45,977	2,644	49,266	5,642
Unrealized loss on derivative instruments, net of tax	(6,575)	(1,374)	(6,774)	(4,395)
Reclassification adjustment—derivative instruments, net of tax	460	(1,671)	(5,092)	(6,144)

Comprehensive income (loss)	$390,339	$(29,242)	$357,895	$(24,085)

        The Canadian dollar strengthened against the U.S. dollar, thereby increasing our Canada segment's assets as stated in U.S. dollars in Note 4 and resulting in an increase in comprehensive income through foreign currency translation adjustments. Although the British pound weakened compared to the U.S. dollar, the variance was 2% and 5% for the comparative thirteen and twenty-six week periods, respectively, compared to the more favorable Canadian dollar by 10% and 8% for the same comparative periods. As the European segment's asset balance is less than half of that of Canada, the translation adjustment is more reflective of the weaker U.S. dollar versus the Canadian dollar. The curtailment of the U.K. pension plan discussed in Note 10 also resulted in a benefit to comprehensive income through the minimum pension liability.

14.   SHARE BASED PAYMENTS—STOCK OPTIONS, RESTRICTED STOCK AND OTHER STOCK AWARDS

        In the first quarter of 2006, we adopted the Financial Accounting Standards Board Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

        The revised standard supersedes SFAS 123, "Accounting for Stock-Based Compensation", which we previously applied (see related discussion in Note 1). The new standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of SFAS 123R on the second quarter of 2006 was an additional expense of $1.7 million pretax, $1.0 million after tax, or $0.01 per diluted share. For the twenty-six weeks ended June 25, 2006, such impact was $4.6 million pretax, $3.2 after tax, or $0.04 per diluted share. The total share-based compensation expense recognized in the financial statements for the second quarter and first half of 2006 amounted to $10.8 million and $12.5 million, pre-tax, and $7.3 million and $8.8 million, after-tax, respectively. The second quarter after-tax expense consisted of $1.9 million, $3.7 million and $1.8 million for stock-options, performance shares and restricted stock units, respectively. The first half of 2006 after-tax expense consisted of $2.4 million, $4.1 million and $2.2 million for stock-options, performance shares and restricted stock units, respectively. Included in the stock option expense was a mark to market adjustment of the stock option floor. Such mark to market adjustment amounted to a $1.3 million expense and a $1.4 million benefit in the thirteen and twenty-six weeks ended June 25, 2006, respectively, and was included in special charges in the statements of operations. Under the new standard, excess income tax benefits from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows.

        During the first twenty-six weeks of 2006, we issued the following awards to certain directors, officers, and other eligible employees, pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan: stock options, restricted stock units, performance shares, and limited stock appreciation rights. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the first half of 2006, and we are not expecting to grant any new awards under these plans.

        Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years.

        Restricted stock unit awards are issued at the market value equal to the price of our stock at the date of the grant and generally vest over the period of three years. In the first half of 2006, we granted 181,510 of restricted stock units with the weighted-average market value of $68.68 each.

        Performance share awards are earned over the estimated term to achieve projected financial targets established at the time of the grant. Currently, these financial targets are expected to be achieved by the end of our fiscal year 2008 at which point these shares will fully vest. This estimate is subject to future revisions based on the performance levels of the Company. Performance shares are granted at the market value equal to the price of our stock at the date of the grant and have a term of five years. In the first half of 2006, 982,965 shares were granted under this plan at the weighted-average market value of $68.98 per share.

        On March 21, 2006, the Company issued 150,000 limited stock appreciation rights to one of its key executives. These limited stock appreciation rights entitle the executive to receive shares of the Company's stock with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed $77.20, and the trading price on the date of the grant, or $70.01 per share. The award cannot be exercised before May 2, 2007 and will fully vest on May 2, 2008. The fair value of this award of $2.15 per limited stock appreciation right as of the date of grant was determined using the Black-Scholes option-pricing model. The total fair value of $0.3 million will be recognized in the statement of operations on a straight-line basis over the remaining vesting period of approximately 2.1 years. The option pricing model includes certain assumptions and estimates. For the assumption and estimates management used for this award, see the table in the stock option section below.

        As of June 25, 2006, there were 1,804,358 shares of the Company's stock available for the issuance of the stock options, restricted stock units, performance shares, and limited stock appreciation rights awards.

        The following table illustrates the pro forma effects for the thirteen week and twenty-six week periods ended June 26, 2005, if the Company followed the fair value provisions of SFAS 123 during such periods:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 26, 2005
	(In thousands, except per share data)
Net income, as reported	$38,546	$4,362
Add: Total stock-based compensation expense, net of related tax	9,169	13,262
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax	(10,324)	(32,397)

Pro forma net income (loss)	$37,391	$(14,773)
Earnings (Loss) per share:
Basis—as reported	$0.45	$0.06
Basic—pro forma	$0.44	$(0.20)
Diluted—as reported	$0.45	$0.06
Diluted—pro forma	$0.44	$(0.20)

        The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Stock Options:
Pre-tax compensation expense	$3,038	$13,281	$3,278	$19,109
Tax benefit	(1,178)	(7,039)	(870)	(8,927)

After-tax compensation expense	$1,860	$6,242	$2,408	$10,182

Restricted Stock Units:
Pre-tax compensation expense	$2,679	$6,228	$3,421	$6,454
Tax benefit	(846)	(3,301)	(1,123)	(3,374)

After-tax compensation expense	$1,833	$2,927	$2,298	$3,080

Performance shares:
Pre-tax compensation expense	$5,093	$—	$5,754	$—
Tax benefit	(1,441)	—	(1,623)	—

After-tax compensation expense	$3,652	$—	$4,131	$—

Total after-tax compensation expense	$7,345	$9,169	$8,837	$13,262

        Stock options outstanding at June 25, 2006, changes during the first half of 2006, and shares available for grant under all of the Company's plans are presented below:

	Shares available for grant	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 25, 2005:	3,382,263	9,205,388	$63.14
Authorized	—	—	—
Granted	(463,694)	463,694	$68.59
Exercised	—	(397,205)	$51.39
Forfeited	50,264	(431,306)	$70.01
Non-option grants	(1,164,475)	—

Outstanding as of June 25, 2006	1,804,358	8,840,571	$63.61	6.78	$54,192,819

Exercisable at June 25, 2006		8,176,543	$63.36	6.56	$53,052,170

        The weighted-average grant date fair values of options granted during the first twenty-six weeks of 2006 and 2005 were $18.87 and $16.10, respectively. The total intrinsic values of options exercised during the first half of 2006 and 2005 were $7.2 million and $13.1 million, respectively. The fair values of options that vested during the same periods were $16.45 per option in 2006 and $13.90 per option in 2005.

        The fair value of each option granted in the first half of 2006 and 2005 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005
Risk-free interest rate	4.48%	4.03%
Dividend yield	1.86%	1.74%
Volatility ranges	24.9%–30.1%	24.7%–33.8%
Weighted-average volatility	27.87%	25.67%
Expected term (years)	3.5–7.0	3.5–7.0

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

        The summary of activity of unvested restricted stock units and performance shares during the first half of 2006 is presented below:

	Shares	Weighted- average grant date fair value
Unvested as of December 25, 2005	138,252	$61.69
Granted	1,164,475	68.93
Vested	—	—
Forfeited	(20,200)	69.14

Unvested at June 25, 2006	1,282,527	$68.15

        As of June 25, 2006, there was $75.7 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. During the first twenty-six weeks of 2006, cash received from stock options exercises was $27.7 million and the total tax benefit to be realized for the tax deductions from these option exercises was $2.6 million.

15.   SUBSEQUENT EVENT

        On June 30, 2006, entities which control and own a majority of the Montréal Canadiens hockey club (the Club) purchased the preferred equity holdings in the Club held by Molson. Total proceeds for the transaction were Cdn $40.3 million (U.S. $36.1 million). Molson was released from a direct guarantee associated with the Canadiens' debt financing coincident with the sale of the preferred equity. Subsequent to the transaction, Molson still retains a 19.9% common equity interest in the Club, as well as Board representation. The transaction did not impact other guarantees to which Molson is a party, including consent agreements with the NHL and a guarantee related to a lease on the land upon which the Bell Centre is constructed. (See Note 12.) We will continue to apply the equity method of accounting to our investment in the Club.

16.   OTHER INCOME (EXPENSE), NET

        The following summarizes the components in other income (expense):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Gains (losses and impairments) on disposals of long-lived assets	$6,835	$(378)	$6,813	$(510)
Equity in losses, net of unconsolidated affiliates	(155)	(1,006)	(2,157)	(4,748)
Gains (losses) from foreign exchange and derivatives	(845)	4,126	(1,533)	3,996
Other, net	(790)	8	(319)	(994)

Other income (expense), net	$5,045	$2,750	$2,804	$(2,256)

        The thirteen and twenty-six week periods ended June 25, 2006 include a gain on the sale of non-productive, non-operating real estate in our Europe segment which resulted in a gain of $5.5 million.

17.   SUPPLEMENTAL GUARANTOR INFORMATION

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

  U.S. $300 million 4.85% notes due 2010
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

        The following information sets forth our Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 25, 2006, and June 26, 2005, our Condensed Consolidating Balance Sheets as of June 25, 2006, and December 25, 2005, and our Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 25, 2006, and June 26, 2005. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers, and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 25, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$741,446	$—	$42,903	$1,345,698	$—	$2,130,047
Excise taxes	—	(109,681)	—	(622)	(436,719)	—	(547,022)

Net sales	—	631,765	—	42,281	908,979	—	1,583,025
Cost of goods sold	(9)	(398,606)	—	(34,364)	(486,997)	—	(919,976)
Equity in subsidiary earnings	178,746	233,913	—	—	—	(412,659)	—

Gross profit	178,737	467,072	—	7,917	421,982	(412,659)	663,049
Marketing, general and administrative expenses	(16,240)	(202,236)	—	(5,793)	(224,012)	—	(448,281)
Special (charges) credits	(1,334)	(26,421)	—	(1)	1,916	—	(25,840)

Operating income	161,163	238,415	—	2,123	199,886	(412,659)	188,928
Interest income (expense), net	1,240	(33,676)	(13,753)	(1,723)	11,018	—	(36,894)
Other (expense) income, net	(80)	1,892	—	(992)	4,225	—	5,045

Income (loss) from continuing operations before income taxes	162,323	206,631	(13,753)	(592)	215,129	(412,659)	157,079
Income tax (expense) benefit	(5,958)	(27,885)	—	(1,123)	39,931	—	4,965

Income (loss) from continuing operations before minority interests	156,365	178,746	(13,753)	(1,715)	255,060	(412,659)	162,044
Minority interests in net income of consolidated entities	—	—	—	—	(4,402)	—	(4,402)

Income (loss) from continuing operations	156,365	178,746	(13,753)	(1,715)	250,658	(412,659)	157,642
Loss from discontinued operations, net of tax	(138)	—	—	—	(1,277)	—	(1,415)

Net income (loss)	$156,227	$178,746	$(13,753)	$(1,715)	$249,381	$(412,659)	$156,227

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2005
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$715,448	$—	$38,861	$1,311,037	$—	$2,065,346
Excise taxes	—	(108,629)	—	(279)	(409,575)	—	(518,483)

Net sales	—	606,819	—	38,582	901,462	—	1,546,863
Cost of goods sold	—	(357,987)	—	(31,137)	(506,477)	—	(895,601)
Equity in subsidiary earnings	46,919	16,054	—	—	—	(62,973)	—

Gross profit	46,919	264,886	—	7,445	394,985	(62,973)	651,262
Marketing, general and administrative expenses	81	(202,266)	—	(5,872)	(238,342)	—	(446,399)
Special charges	(18,071)	(15,683)	—	—	(7,209)	—	(40,963)

Operating income	28,929	46,937	—	1,573	149,434	(62,973)	163,900
Interest income (expense), net	1,871	(4,315)	—	(6,868)	(18,389)	—	(27,701)
Other income (expense), net	4,507	(28,566)	—	43,988	(17,179)	—	2,750

Income from continuing operations before income taxes	35,307	14,056	—	38,693	113,866	(62,973)	138,949
Income tax benefit (expense)	3,239	32,863	—	(30,318)	(43,202)	—	(37,418)

Income from continuing operations before minority interests	38,546	46,919	—	8,375	70,664	(62,973)	101,531
Minority interests in net income of consolidated entities	—	—	—	—	(6,060)	—	(6,060)

Income from continuing operations	38,546	46,919	—	8,375	64,604	(62,973)	95,471
Loss from discontinued operations, net of tax	—	—	—	—	(56,925)	—	(56,925)

Net income	$38,546	$46,919	$—	$8,375	$7,679	$(62,973)	$38,546

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,304,080	$—	$76,330	$2,293,583	$—	$3,673,993
Excise taxes	—	(194,565)	—	(1,077)	(741,480)	—	(937,122)

Net sales	—	1,109,515	—	75,253	1,552,103	—	2,736,871
Cost of goods sold	—	(702,270)	—	(62,319)	(882,055)	—	(1,646,644)
Equity in subsidiary earnings	198,496	289,033	—	—	—	(487,529)	—

Gross profit	198,496	696,278	—	12,934	670,048	(487,529)	1,090,227
Marketing, general and administrative expenses	(22,129)	(382,047)	—	(11,265)	(421,698)	—	(837,139)
Special credits (charges)	1,361	(48,146)	—	—	(5,886)	—	(52,671)

Operating income	177,728	266,085	—	1,669	242,464	(487,529)	200,417
Interest (expense) income, net	(59)	(33,543)	(27,284)	60	(8,023)	—	(68,849)
Other (expense) income, net	(181)	2,226	—	(1,026)	1,785	—	2,804

Income (loss) from continuing operations before income taxes	177,488	234,768	(27,284)	703	236,226	(487,529)	134,372
Income tax (expense) benefit	(51,360)	(36,272)	—	(1,892)	101,927	—	12,403

Income (loss) from continuing operations before minority interests	126,128	198,496	(27,284)	(1,189)	338,153	(487,529)	146,775
Minority interests in net income of consolidated entities	—	—	—	—	(7,703)	—	(7,703)

Income (loss) from continuing operations	126,128	198,496	(27,284)	(1,189)	330,450	(487,529)	139,072
Loss from discontinued operations, net of tax	(138)	—	—	—	(12,944)	—	(13,082)

Net income (loss)	$125,990	$198,496	$(27,284)	$(1,189)	$317,506	$(487,529)	$125,990

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2005
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,259,344	$—	$69,627	$2,132,411	$—	$3,461,382
Excise taxes	—	(192,148)	—	(682)	(673,254)	—	(866,084)

Net sales	—	1,067,196	—	68,945	1,459,157	—	2,595,298
Cost of goods sold	—	(651,375)	—	(55,673)	(878,197)	—	(1,585,245)
Equity in subsidiary earnings	13,063	58,214	—	—	—	(71,277)	—

Gross profit	13,063	474,035	—	13,272	580,960	(71,277)	1,010,053
Marketing, general and administrative expenses	(110)	(369,234)	—	(11,246)	(403,179)	—	(783,769)
Special charges	(23,899)	(46,857)	—	—	(10,907)	—	(81,663)

Operating income (loss)	(10,946)	57,944	—	2,026	166,874	(71,277)	144,621
Interest income (expense), net	8,774	(11,452)	—	(7,889)	(36,718)	—	(47,285)
Other income (expense), net	3,366	(49,872)	—	81,404	(37,154)	—	(2,256)

Income (loss) from continuing operations before income taxes	1,194	(3,380)	—	75,541	93,002	(71,277)	95,080
Income tax benefit (expense)	3,168	16,443	—	(20,166)	(21,170)	—	(21,725)

Income from continuing operations before minority interests	4,362	13,063	—	55,375	71,832	(71,277)	73,355
Minority interests in net income of consolidated entities	—	—	—	—	(8,283)	—	(8,283)

Income from continuing operations	4,362	13,063	—	55,375	63,549	(71,277)	65,072
Loss from discontinued operations, net of tax	—	—	—	—	(60,710)	—	(60,710)

Net income	$4,362	$13,063	$—	$55,375	$2,839	$(71,277)	$4,362

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 25, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$701	$1,574	$32	$5,717	$71,567	$—	$79,591
Accounts receivable, net	—	124,743	—	11,693	648,550	—	784,986
Other receivables, net	2,128	32,454	3,815	885	76,866	—	116,148
Total inventories, net	—	104,213	—	7,690	239,588	—	351,491
Other assets, net	159	50,601	—	1,671	65,572	—	118,003
Deferred tax asset	(3,787)	19,142	—	456	4,315	—	20,126
Discontinued operations	(2,239)	—	—	—	8,666	—	6,427

Total current assets	(3,038)	332,727	3,847	28,112	1,115,124	—	1,476,772
Properties, net	10,931	822,161	—	19,276	1,513,340	—	2,365,708
Goodwill	—	11,386	—	21,357	2,933,123	—	2,965,866
Other intangibles, net	—	23,647	—	10,477	4,528,699	—	4,562,823
Net investment in and advances to subsidiaries	5,235,544	7,667,012	—	—	—	(12,902,556)	—
Deferred tax asset	84,064	107,246	—	67,703	(189,262)	—	69,751
Other assets	11,322	25,438	6,434	987	198,809	—	242,990
Discontinued operations	2,101	—	—	—	1,731	—	3,832

Total assets	$5,340,924	$8,989,617	$10,281	$147,912	$10,101,564	$(12,902,556)	$11,687,742

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$124	$169,754	$—	$2,544	$193,021	$—	$365,443
Accrued expenses and other liabilities	57,982	276,013	17,820	6,827	885,912	—	1,244,554
Deferred tax liability	(3,628)	—	—	(2)	129,021	—	125,391
Short-term borrowings and current portion of long-term debt	—	241,492	(200)	—	69,015	—	310,307
Discontinued operations	—	—	—	—	45,832	—	45,832

Total current liabilities	54,478	687,259	17,620	9,369	1,322,801	—	2,091,527
Long-term debt	—	841,421	1,099,885	—	221,693	—	2,162,999
Deferred tax liability	88,537	119,783	—	(157)	380,170	—	588,333
Other liabilities	6,894	506,403	19,054	—	535,420	—	1,067,771
Discontinued operations	—	—	—	—	66,306	—	66,306

Total liabilities	149,909	2,154,866	1,136,559	9,212	2,526,390	—	5,976,936
Minority interests	—	—	—	—	46,934	—	46,934
Total stockholders' equity	5,191,015	6,834,751	(1,126,278)	138,700	7,528,240	(12,902,556)	5,663,872

Total liabilities and stockholders' equity	$5,340,924	$8,989,617	$10,281	$147,912	$10,101,564	$(12,902,556)	$11,687,742

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(IN THOUSANDS)
(UNAUDITED)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(16,603)	$(29,506)	$(26,200)	$(3,561)	$313,035	$237,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,410)	(129,653)	—	(861)	(68,759)	(201,683)
Proceeds from sales of properties and intangible assets	—	82	—	79	10,177	10,338
Trade loan repayments from customers	—	—	—	—	14,140	14,140
Trade loans advanced to customers	—	—	—	—	(13,131)	(13,131)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813
Discontinued operations

Net cash (used in) provided by investing activities	(2,410)	(134,024)	—	(782)	10,693	(126,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	27,724	—	—	—	—	27,724
Excess income tax benefits from share-based compensation	253	—	—	—	—	253
Dividends paid	(41,123)	—	—	—	(13,811)	(54,934)
Dividends paid to minority interest holders	—	—	—	—	(9,234)	(9,234)
Payments on long-term debt and capital lease obligations	—	—	—	—	(2,258)	(2,258)
Proceeds from short-term borrowings	—	—	—	—	62,913	62,913
Payments on short-term borrowings	—	—	—	—	(65,928)	(65,928)
Net proceeds from commercial paper	—	74,457	—	—	—	74,457
Net payments on revolving credit facilities	—	—	—	—	(113,019)	(113,019)
Change in overdraft balances and other	(9,309)	(9,461)	—	—	26,443	7,673
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances (to) from subsidiaries	41,171	98,839	26,201	4,320	(170,531)	—

Net cash provided by (used in) financing activities	18,716	163,835	26,201	4,320	(286,309)	(73,237)

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	(297)	305	1	(23)	37,419	37,405
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	165	2,608	2,773
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of period	$701	$1,574	$32	$5,717	$71,567	$79,591

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2005
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(4,817)	$(95,135)	$—	$122,564	$(149,429)	$(126,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(45,840)	—	(1,163)	(94,081)	(141,084)
Proceeds from sales of properties and intangible assets	—	197	—	365	2,142	2,704
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Cash recognized on Merger with Molson	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(20,382)	—	—	—	(20,382)
Trade loan repayments from customers	—	—	—	—	23,591	23,591
Trade loans advanced to customers	—	—	—	—	(14,225)	(14,225)
Other	—	—	—	—	15	15
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	—	—	—	—	—
Discontinued operations—other	—	—	—	—	(1,978)	(1,978)

Net cash used in investing activities	—	(66,025)	—	(798)	(27,557)	(94,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	51,961	—	—	—	—	51,961
Excess income tax benefits from share-based compensation	—	—	—	—	—	—
Dividends paid	(35,756)	—	—	—	(19,167)	(54,923)
Dividends paid to minority interest holders	—	—	—	—	(4,782)	(4,782)
Payments on long-term debt and capital lease obligations	—	—	—	—	(452,541)	(452,541)
Proceeds from short-term borrowings	—	—	—	977,785	22,352	1,000,137
Payments on short-term borrowings	—	—	—	—	(831,327)	(831,327)
Net proceeds from commercial paper	—	290,000	—	—	—	290,000
Net proceeds from revolving credit facilities	—	—	—	—	318,154	318,154
Change in overdraft balances and other	(2,539)	(5,736)	—	—	1	(8,274)
Premium paid to bondholders in debt redemption	—	—	—	—	(106,415)	(106,415)
Discontinued operations	—	—	—	—	(54,844)	(54,844)
Net activity in investment and advances (to) from subsidiaries	(7,629)	(139,188)	—	(1,096,490)	1,243,307	—

Net cash provided by (used in) financing activities	6,037	145,076	—	(118,705)	114,738	147,146

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	1,220	(16,084)	—	3,061	(62,248)	(74,051)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1,474)	(3,568)	(5,042)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013

Balance at end of period	$4,420	$904	$—	$4,139	$34,457	$43,920

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

        Our net income for the thirteen and twenty-six weeks ended June 25, 2006 was $156.2 and $126.0 million, or $1.81 and $1.46 per diluted share, respectively, compared to net income in the thirteen and twenty-six weeks ended June 26, 2005 of $38.5 and $4.4 million, or $0.45 and $0.06 per diluted share, respectively. Net sales for the thirteen and twenty-six weeks ended June 25, 2006 were $1,583.0 and $2,736.9 million on 11.4 and 20.0 million barrels of beer sold, versus $1,546.9 and $2,595.3 million on 11.2 and 18.9 million barrels sold in the same periods of 2005. The merger with Molson was completed on February 9, 2005; consequently, a portion of the year to date growth in volume, revenue and profit is due to the inclusion of the Canada segment for the full twenty-six weeks ended June 25, 2006, versus nineteen and one-half weeks for the period ended June 26, 2005. However, our results for the thirteen week periods are fully comparable year-over-year without pro forma considerations.

        Our second quarter results demonstrate that we are continuing to make progress in strengthening the fundamentals of our company.

  •
  Our top-line sales trends were favorable, as we grew sales volume in all three of our operating segments, led by the strength of our strategic brands.

  •
  Our cost savings programs—both merger synergies and other efforts—combined with our top-line strength resulting in higher operating income and margins. We achieved approximately $27 million of pretax savings from these programs in the second quarter, which allowed us to offset a substantial portion of the cost pressures we are facing globally, and especially in our U.S. business.

  •
  Certain other factors, such as changes in corporate income tax rates in Canada, continue to cause volatility in our bottom-line results.

        On the whole, these reflect efforts to strengthen our business and are favorable developments for future earnings, cash flow and shareholder value.

Reviewing this progress by segment:

  •
  In Canada, we grew operating profit on the strength of strategic brands in this key market, in particular Coors Light®, Rickards®, and our partner import brands. This business faced heavy competitive and cost pressures and still achieved favorable results, including growing Coors Light and other strategic brands at double-digit rates in the quarter. Synergies and other cost reduction initiatives offset approximately two-thirds of the Canada business cost of goods inflation, which additional reductions were achieved in marketing, general and administrative expenses.

  •
  Our U.S. business performed well on the top line, with solid volume growth and pricing, especially for Coors Light relative to its competitors. The best overall indicator of this strength is the 3.0 percent increase our U.S. team achieved in 50-state sales-to-retail. Additionally, cost-reduction initiatives in this business offset a significant portion of the very high inflation pressures that drove the U.S. profit decline in the 2nd quarter. We are dealing with a substantial, unprecedented year-over-year run-up in energy and packaging materials costs in the second and third quarters this year without most of the synergy benefit of closing the Memphis brewery, which will begin to favorably impact our results in the fourth quarter of 2006. We anticipate that the cost pressures in this business will ease significantly after we close the Memphis brewery in early September—six months ahead of our original schedule. By year-end, we expect our cost savings initiatives to offset more than half of the cost of goods inflation that we face this year.

  •
  In Europe (specifically in the U.K.), despite an extremely difficult business and inflation environment, we achieved double-digit earnings growth by 1) growing our market-leading Carling brand, which accounts for more than three-fourths of our annual Europe volume, and 2) cutting costs significantly. Total year-over-year cost savings in the second quarter actually offset more than all of the cost of goods inflation and the substantial margin challenges in Europe.

        Our former Brazil segment, which consisted of the Kaiser beer business, was sold on January 13, 2006, and is presented as a discontinued operation.

Synergies

        During 2005, we captured $59 million in Merger-related cost synergies, surpassing our 2005 goal of $50 million. Our 2006 goal calls for an incremental $50 million in synergies, with total annual synergies eventually reaching $175 million, which are expected to be achieved by the third year following completion of the Merger. We realized approximately $13 million and $28 million in incremental synergies during the second quarter and first half of 2006, respectively. We are actively developing the next generation of cost initiatives. Some of these efforts are well underway and others are in a formative stage.

Income Taxes

        Our effective tax rate for the second quarter of 2006 was negative 3%, which is different from the range of our forecasted full year effective tax rate due primarily to revaluing our deferred tax assets and liabilities to give effect to a two percentage point reduction in the Canada corporate income tax rate, as well as minor changes to two provincial income tax rates. These tax rate changes, which will be implemented during the next four years, resulted in a $52.3 million tax benefit being recognized as a discrete item in the second quarter of 2006 income tax provision. Absent that item, our effective tax rate would have been approximately 30%. We anticipate that our full year 2006 effective tax rate will be in the range of 16% to 20%.

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

        During the second quarter of 2006, the U.K. enacted tax law changes that impact the deductibility of pension contributions. The changes did not have a material impact on our U.K. income tax provision.

Discontinued Operations

        The Company's former Brazil business, which was acquired as part of the Merger, is reported as a discontinued operation due to the sale of a controlling interest in the business on January 13, 2006. Proceeds from the sale were $68 million, less $4.2 million of transaction costs. The loss from discontinued operations of $13.1 million in the first half of 2006 is comprised of the following components:

  •
  Losses generated by the Brazil business prior to the sale of $2.3 million.

  •
  A loss on the sale of the business of $2.8 million.

  •
  Adjustments to indemnity liabilities due to foreign exchange fluctuations and changes in estimates of $8.0 million.

        During the first half of 2005, the Brazil business generated pre-tax losses of $60.7 million, due primarily to expenses associated with increasing reserves for contingent liabilities.

        In addition to the $63.8 million of net proceeds on the sale, the purchaser (FEMSA) assumed $63 million of financial debt. The purchaser also assumed contingent liabilities of approximately $260 million, related primarily to tax claims. We do have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on Kaiser's financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at June 25, 2006, of $101 million. (See "CONTINGENCIES—Indemnity Obligations—Sale of Kaiser" for additional discussion.) Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments could result in the future.

RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated results of operations for the thirteen and twenty-six week periods ended June 25, 2006, and June 26, 2005, respectively, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 25, 2005.

CANADA SEGMENT RESULTS OF OPERATIONS

        Before the Merger, the Canada segment consisted of Coors' 50.1% interest in the Coors Canada Partnership (CCP), through which the Coors Light® business in Canada was conducted. CCP contracted with Molson for the brewing, distribution and sale of Coors Light® products, while CCP managed all marketing activities in Canada. In connection with the Merger, CCP was dissolved into the Canadian business. Coors accounted for its interest in CCP using the equity method of accounting.

        Following the Merger, our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson® brands, Coors Light® and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R), and Brewers Distribution Limited (BDL).

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	% Change	June 25, 2006	June 26, 2005	% Change
	(In thousands, except percentages)
Volume in barrels	2,253	2,218	1.6%	3,844	3,093	24.3%

Net sales	$496,284	$438,593	13.2%	$825,603	$634,924	30.0%
Cost of goods sold	(235,665)	(218,651)	7.8%	(424,193)	(352,814)	20.2%

Gross profit	260,619	219,942	18.5%	401,410	282,110	42.3%
Marketing, general and administrative expenses	(118,418)	(113,310)	4.5%	(214,414)	(159,097)	34.8%

Operating income	142,201	106,632	33.4%	186,996	123,013	52.0%
Other income, net	1,281	706	81.4%	1,803	—	100.0%

Segment earnings before income taxes(1)	$143,482	$107,338	33.7%	$188,799	$123,013	53.5%

(1)
Earnings before income taxes include $1,770 thousand and $1,302 thousand for the thirteen weeks ended June 25, 2006 and June 26, 2005, respectively, and $3,255 thousand and $1,302 thousand for the twenty-six weeks ended June 25, 2006 and June 26, 2005 of the minority owners' share of income attributable to the BRI joint venture.

        The Canadian dollar strengthened versus the U.S. dollar by approximately 10% during the second quarter of 2006 compared to the second quarter of 2005, further improving the Canada segment's results when translated to U.S. dollars. The Canadian dollar strengthened versus the U.S. dollar by approximately 8% during the first half of 2006 compared to the first half of 2005.

        The following represents the Canada segment's pro forma results, as if the Merger had occurred on December 27, 2004, the first day of Coors' 2005 fiscal year:

	Twenty-Six Weeks Ended
	June 25, 2006 (Actual)	June 26, 2005 (Pro forma)	% Change
	(In thousands, except percentages)
Volume in barrels	3,844	3,783	1.6%

Net sales	$825,603	$735,339	12.3%
Cost of goods sold	(424,193)	(380,252)	11.6%

Gross profit	401,410	355,087	13.0%
Marketing, general and administrative expenses	(214,414)	(207,020)	3.6%

Operating income	186,996	148,067	26.3%
Other income, net	1,803	693	160.2%

Segment earnings before income taxes	$188,799	$148,760	26.9%

Net sales and volume

        Sales volume for the second quarter increased by 1.6% from a year ago. Continuing solid performance by Coors Light®, Rickard's® and partner import brands was offset by softness in other premium brands and our value brands. Total Canadian beer industry sales grew more than 2% in the second quarter of 2006 compared to the same period in 2005, driven by increased promotional and pricing activity across most provinces. Price discounting directly affected our volume and share performance in the quarter. During the quarter, we emphasized profitability over the pursuit of lower-margin volume. As a result of this decision and the discontinuation of Molson Kick® and A Marca Bavaria®, we realized an approximate one percentage point decline in our market share in the second quarter compared to a year ago, realizing that nearly half of this decline was due the discontinued brands. Despite the competitive pricing activity, Coors Light® and Rickard's® continued to grow at double-digit rates. We will continue to balance the priorities of volume and profitability while remaining competitive in the market place.

        Net sales per barrel increased approximately 1.0% in local currency, due to improved sales mix resulting from higher super premium import and lower value brand volume. Net pricing was essentially unchanged in the quarter, as the flow-through of selective price increases during the past year was offset by more widespread price discounting in the second quarter.

        Sales volume for the twenty-six period increased by 1.6% on a year-over-year, pro forma basis (accounting for the Merger, which occurred on February 9, 2005). Growth in Coors Light® and partner import brands in both quarters drove the increase for the year to date period. The 10.5% increase in revenue per barrel for the twenty-six week period shown in the table above is largely explained by the improvement of the Canadian dollar versus the U.S. dollar, with modest general price increases and decreased trade discounts in the first quarter, coupled with improved sales mix due to increased premium and import sales during the entire first half, driving the remainder of the increase.

Cost of goods sold

        Cost of goods sold per barrel decreased 4% in local currency versus the second quarter of 2005, driven by three primary factors. First, inflationary cost increases across nearly all inputs—primarily related to commodities and energy—drove approximately three percentage points of increase. Second, approximately two-thirds of this inflation was offset by the results of our synergy, procurement and other cost savings initiatives. Third, the remaining five percentage point decline in cost of goods per barrel can be attributed to lower employee-related expense this year, and lower overhead costs.

        The 9.8% increase in cost of goods sold per barrel for the twenty-six week period shown in the pro forma table above is primarily explained by the improvement of the Canadian dollar versus the U.S. dollar and also reflects a higher cost of goods per barrel on a year-over-year basis in the first quarter, and lower amounts per barrel in the second quarter. The higher costs in the first quarter of 2006 were driven by a prior year benefit from the change in the recognition of distribution expenses in 2005, and higher overhead costs in 2006.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased approximately 5% in local currency due to a reduction in brand investment, mainly as a result of higher marketing spend in 2005 associated with both Molson Kick® (which was launched last year) and A Marca Bavaria®, both of which have been discontinued in 2006.

        The 3.6% increase in marketing, general and administrative expenses for the twenty-six week period shown in the pro forma table above are actually the result of lower costs in local currency in both quarters thus far in 2006. Lower promotional spending and brand investments in 2006 contributed to the decrease, as did lower general and administrative costs as a result of the synergies generated from the consolidation of the operations of the pre-merger Coors Canada partnership with Molson Canada operations.

Other income, net

        Quarterly other income increased $0.6 million over the prior year quarter. On a pro forma basis, other income increased $1.1 million versus $0.7 million for the twenty-six weeks ended June 26, 2005. Other income primarily represents the equity earnings in the Montréal Canadiens Hockey Club and in the House of Blues Concerts joint venture.

UNITED STATES SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	% Change	June 25, 2006	June 26, 2005	% Change
	(In thousands, except percentages)
Volume in barrels	6,428	6,334	1.5%	11,386	11,128	2.3%

Net sales	$721,779	$701,982	2.8%	$1,273,053	$1,226,956	3.8%
Cost of goods sold	(449,960)	(409,994)	9.7%	(795,169)	(741,421)	7.2%

Gross profit	271,819	291,988	(6.9)%	477,884	485,535	(1.6)%
Marketing, general and administrative expenses	(203,074)	(203,158)	0.0%	(372,520)	(374,637)	(0.6)%
Special charges, net	(26,422)	(10,000)	N/M	(48,146)	(17,447)	N/M

Operating income	42,323	78,830	(46.3)%	57,218	93,451	(38.8)%
Other income (expense), net	1,775	(18)	N/M	1,904	57	N/M

Segment earnings before income taxes(1)	$44,098	$78,812	(44.0)%	$59,122	$93,508	(36.8)%

N/M = not meaningful

(1)
Earnings before income taxes includes $5,513 thousand and $4,354 thousand for the thirteen weeks ended June 25, 2006 and June 26, 2005, respectively, and $8,981 thousand and $6,457 thousand for the twenty-six weeks ended June 25, 2006 and June 26, 2005, respectively, of the minority owners' share of income attributable to the RMBC and RMMC joint ventures.

Net sales and volume

        Sales volume to wholesalers grew 1.5% during the quarter on a year-over-year basis, driven by our distributors' sales-to-retail growth, along with a modest reduction in our distributors' inventories toward the end of the second quarter this year as distributors' sales-to-retail accelerated in the last six weeks of the quarter. Our distributors' sales-to-retail increased 2.3% in the second quarter. This increase was driven by low-single-digit growth for the Coors Light® brand in the quarter, double-digit growth of the Blue Moon® brand and high-single-digit growth of Keystone Light®. Our 50-states volume (excluding our Caribbean business) grew 3.0% from a year ago, and 28 of our 30 largest states showed sales-to-retail growth for our total portfolio in the second quarter. Strong execution leading up to the key Memorial Day and July 4th holidays allowed for our volume growth and resulting market share gains during this period.

        Net sales per barrel increased 1.3% in the second quarter due to higher net pricing and more sales of import brands through company-owned distributorships. Our U.S. net pricing has held up well leading into the key summer sales period, especially for Coors Light relative to its largest competitors.

        Sales volume to wholesalers increased by 2.3% for the six—month period on a year-over-year basis, with Coors Light®, Keystone Light® and Blue Moon® driving the increased volume. Net revenue per barrel increased by 1.4% for the twenty-six week period year-over-year, with net pricing accounting for most of the increase.

Cost of goods sold

        Cost of goods per barrel increased 8.1% in the quarter as a result of four primary factors: cost inflation, innovative promotional packaging, initiatives designed to yield cost reductions in the future, and expenses related to making our brewing network more efficient, which were partially offset by results from our cost reduction initiatives. Approximately six percentage points of the increase in cost of goods per barrel was due to inflationary increases across nearly all of the inputs to our operations, including cans, bottles, paper, plastic, utilities, freight rates, fuel and various components of labor and labor-related costs. Transportation and fuel costs, which are particularly volatile inputs for us, accounted for approximately 40% of the quarterly U.S. cost inflation. Another two percentage points of the increase in cost of goods per barrel were related to the cost of innovative packaging initiatives that are helping to drive sales of Coors Light®. These include our plastic bottle cooler box, cold wrap bottle, and frost-brew can liner—all designed to drive Coors Light® brand equities around cold refreshment this year. Approximately two percentage points of the increase were for initiatives that will yield lower costs in future quarters, including costs for temporary process changes and new contract packaging and freight arrangements related to shutting down our Memphis brewery, all of which will be more than offset by Memphis-related savings starting in the fourth quarter. Savings from our operations cost initiatives and merger synergies reduced costs of goods per barrel in the quarter, on a year-over-year basis, by two percentage points, which offset approximately 30% of the total inflation costs increases in the quarter. Our cost savings programs offset more than all of the non-commodity inflation in the U.S. business in the second quarter. This is an important consideration because our cost programs offer long-term benefits that we expect to outlast large swings in the commodity markets.

        Costs of goods sold per barrel increased by 4.8% for the twenty-six period ending June 25, 2006. The year to date change is the result of a nearly flat cost of goods per barrel variance in the first quarter versus an 8.1% unfavorable variance in the second quarter. The impact of inflation was more pronounced in the second quarter of 2006 than in the first quarter. We also realized gains on certain commodity hedges in the first quarter which helped make comparisons to prior year more favorable earlier in the year.

Marketing, general and administrative expenses

        Marketing, general & administrative expenses were essentially unchanged from a year ago as marketing expense declined because of the timing of sales and marketing expense between quarters last year, offset by an increase in labor-related costs, including our new stock-based long-term incentive program. We anticipate that sales and marketing spending will increase at a low-single-digit rate for the full year.

        Marketing, general and administrative costs were down very slightly on a twenty-six week comparison basis. While marketing expense was lower in the first half of 2006 than in the same period of 2005, these costs were partially offset by higher share-based compensation costs.

Special charges, net

        Second quarter U.S. results included $26.4 million of special charges related primarily to the planned closure of the Memphis brewery in September of this year. Specifically, the total includes $23.7 million of incremental accelerated depreciation expense which results from the shortening of the useful lives of Memphis assets to the fall of 2006 and a reduction of the estimated salvage value of that facility. The remainder of the costs is associated primarily with severance and related costs associated with the Memphis closure. Special charges in the second quarter of 2005 of $10.0 million included $9.6 million of incremental accelerated depreciation associated with the anticipated Memphis closure (the planned closure was announced in February 2005), with the remainder consisting of severance and other related exit costs associated with the closure. We expect to incur costs for accelerated depreciation for one more quarter leading up to the planned Memphis closure in the fall of this year. It is possible that we could also incur costs in the future to adjust the estimate of our obligation to a multi-employer pension plan which covers most of the Memphis plant employees. The obligation is currently estimated at $25 million and was recorded in the third quarter of 2005. The obligation could change based on the plan's actuarial valuations. However, since we do not manage the plan, we cannot predict with certainty our ultimate liability.

        Special charges were $30.7 million higher in the first twenty-six weeks of 2006 versus the same period in 2005. Accelerated depreciation associated with the Memphis plant closure was higher in 2006 because 1) 2005 accelerated depreciation reflected only nineteen and one-half weeks of this activity (based upon the announcement date of the closure in February 2005), while 2006 reflected twenty-six weeks of depreciation, 2) the timeline for closing the facility was accelerated during the second half of 2005, and 3) the rate of depreciation has increased from 2005 with the reduction in expected salvage value for the Memphis plant.

Other income (expense), net

        Other income was $1.8 million higher in the second quarter of 2006 than in the same period of 2005. The change resulted from the recognition of a portion of a previously deferred gain on a prior year's real estate sale. This amount was recognized in the second quarter of 2006 with the satisfaction of certain conditions pertaining to the sale contract.

        Other income was $1.9 million higher in the twenty-six week period of 2006 than in the same period of 2005. The variance was due to the recognition of the portion of the previously deferred gain on a prior year's real estate sale, as mentioned in the previous paragraph.

EUROPE SEGMENT RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	% Change	June 25, 2006	June 26, 2005	% Change
	(In thousands, except percentages)
Volume in barrels	2,743	2,610	5.1%	4,813	4,651	3.5%

Net sales	$363,225	$406,288	(10.6)%	$635,804	$733,418	(13.3)%
Cost of goods sold	(233,599)	(266,956)	(12.5)%	(426,102)	(491,010)	(13.2)%

Gross profit	129,626	139,332	(7.0)%	209,702	242,408	(13.5)%
Marketing, general and administrative expenses	(98,510)	(113,326)	(13.1)%	(192,192)	(222,462)	(13.6)%
Special credits (charges), net	1,917	3,231	N/M	(5,886)	(398)	N/M

Operating income	33,033	29,237	13.0%	11,624	19,548	(40.5)%
Interest income(1)	2,885	3,382	(14.7)%	5,689	6,958	(18.2)%
Other income (expense), net	3,027	(2,240)	N/M	460	(6,593)	N/M

Segment earnings before income taxes(2)	$38,945	$30,379	28.2%	$17,773	$19,913	(10.7)%

N/M = not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers, and is typically driven by debt balances outstanding from period-to-period.

(2)
Earnings before income taxes includes $1,426 thousand ($1,024 thousand, net of tax) and $1,417 thousand ($1,024 thousand, net of tax) for the thirteen weeks ended June 25, 2006 and June 26, 2005, respectively, and $2,361 thousand ($1,702 thousand, net of tax) and $1,982 thousand

  ($1,463, thousand net of tax) for the twenty-six weeks ended June 25, 2006 and June 26, 2005, respectively, of the minority owners' share of income attributable to the Grolsch joint venture.

        The British pound weakened versus the U.S. dollar by approximately 2% on a year-over-year basis during the thirteen week second quarter period, unfavorably impacting revenues and the Europe segment's operating results when viewed in U.S. dollars. The British pound weakened versus the U.S. dollar by approximately 5% on a year-over-year basis during the comparable twenty-six week periods in 2006 and 2005.

Net sales and volume

        Our owned-brand volumes were up 5.1% in the second quarter versus the same period last year, driven by our industry-leading Carling brand. Carling sales in the quarter benefited from the 2006 World Cup soccer tournament, the year-over-year shift in the timing of the Easter holiday and distribution gains with retail pub chains.

        Europe net sales per barrel in local currency declined approximately 14% in the second quarter, driven by two primary factors. Approximately half of the decline was the result of a change last year in the reporting of our factored brand sales to a large on-premise customer from gross to net, which stemmed from changes in our contractual and invoicing arrangements with that customer (factored brands are non-owned beverage brands that we deliver to retail in the U.K.). This invoicing change resulted in a one-time decline of approximately $21.2 million in both net sales and cost of goods in the second quarter, but with no net impact on gross profit. The other half of the decline in sales per barrel was largely due to unfavorable owned-brand net pricing and sales mix. Both customer mix and pricing were unfavorably impacted by ongoing industry trends, which include 1) the continued industry shift from independent to chain on-premise accounts and from on-premise to off-premise customers or markets, 2) ongoing volume declines in the highly profitable flavored alcohol beverages, and 3) pricing pressure from large retail accounts in both major channels and from aggressive competition in the more profitable independent on-premise market.

        Sales volume for the twenty-six week period increased by 3.5% on a year-over-year basis, a combination of a more modest first quarter growth rate of 1.4% and a more robust second quarter growth rate of 5.1%. The impact of the World Cup soccer tournament in 2006 is the largest driver of the second quarter, and therefore year to date volume growth. The 16.2% decrease in net sales per barrel for the twenty-six week period shown in the table above was the result of the following major factors: 1) the change in reporting revenue from gross to net for factored brand sales to a large on-premise customer, as discussed above, 2) foreign exchange, and 3) unfavorable owned-brand net pricing and sales mix, which are impacted by the industry trends discussed in the paragraph above.

Cost of goods sold

        Cost of goods sold per barrel decreased approximately 15% in the quarter versus the prior year in local currency due mainly to the change in factored-brand invoicing and declining factored brand volume. Excluding the impact of factored brands, cost of goods per barrel for our owned brands was down approximately 10% from prior year in local currency, driven by lower distribution costs, cost savings from our supply chain restructuring program, and increased fixed-cost leverage as a result of higher beer volume. These cost initiatives improved Europe results by approximately $4.7 million in the second quarter of 2006.

        The 16.1% decrease in cost of goods sold per barrel for the twenty-six week period shown in the table above is explained by the change in factored-brand invoicing and declining factored brand volume. A weaker British pound versus the U.S. dollar, as discussed above, also contributed to the unfavorable variance in 2006.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in Europe decreased approximately 12% in local currency in the second quarter driven by lower overhead and labor-related costs resulting from our restructuring and other cost-reduction efforts that began in the second half of 2005 and continued into 2006. When combined with the supply-chain savings discussed in the cost of goods sold section above, our Europe segment more than offset the margin compression sustained in the quarter.

        The 13.6% decrease in marketing, general and administrative expenses for the twenty-six week period shown in the table above is explained by a weaker British pound versus the U.S. dollar, as discussed above, contributing to the favorable variance in 2006. We have also achieved lower overhead and labor-related costs resulting from our restructuring and other cost-reduction efforts that began in the second half of 2005 and continued into 2006.

Special credits (charges), net

        The $1.9 million net special benefit in the second quarter of 2006 is due primarily to a $5.3 million curtailment gain representing the acceleration of benefits associated with changes made to our U.K. pension plan in 2005. The recognition of this pension item in the second quarter was triggered by the cost-reduction initiatives that have reduced our staffing levels nearly 10% from a year ago. This benefit was partially offset by additional restructuring costs in our supply chain and other areas. This restructuring work is now substantially complete, with a payback period of approximately one year. The 2005 special benefit of $3.2 million was due to one-time development profits on real estate formerly held by the Company.

        The $5.9 million special charge for the twenty-six weeks ended June 25, 2006, is the result of new and additional restructuring charges recorded by the Europe segment associated with the restructuring of the supply chain operation and organization, offset by the pension curtailment gain in the second quarter. The small prior year number reflects the net impact of an asset impairment for obsolete equipment largely offset by the development profit recorded in the second quarter of 2005.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income decreased in 2006 for both the quarter and year to date periods primarily as a result of lower customer loan balances compared to the same periods in 2005.

Other income (expense), net

        Other income improved more than $5 million in the second quarter of 2006 as a result of a $5.5 million gain on the sale of non-operating property near our Alton brewery. This sale is part of our ongoing effort to convert non-core assets into cash to improve returns to shareholders. The Alton sale in the second quarter of 2006 also contributes to the improvement in other income (expense) for the twenty-six weeks ended June 25, 2006 as well.

CORPORATE RESULTS OF OPERATIONS

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 25, 2006	June 26, 2005	% Change	June 25, 2006	June 26, 2005	% Change
	(In thousands, except percentages)
Net sales(1)	$1,737	$—	N/M	$2,411	$—	N/M
Cost of goods sold(1)	(752)	—	N/M	(1,180)	—	N/M

Gross profit	985	—	N/M	1,231	—	N/M
Marketing, general and administrative expenses	(28,279)	(16,605)	70.3%	(58,013)	(27,573)	110.4%
Special (charges) credits, net	(1,335)	(34,194)	N/M	1,361	(63,818)	N/M

Operating loss	(28,629)	(50,799)	(43.6)%	(55,421)	(91,391)	(39.4)%
Interest expense, net	(39,779)	(31,083)	28.0%	(74,538)	(54,243)	37.4%
Other (expense) income, net	(1,038)	4,302	(124.1)%	(1,363)	4,280	(131.9)%

Segment loss before income taxes(2)	$(69,446)	$(77,580)	(10.5)%	$(131,322)	$(141,354)	(7.1)%

N/M = not meaningful

(1)
The amounts shown are reflective of revenues and costs associated with the marketing of the Company's intellectual property, including trademarks and brands. Prior period amounts have not been reclassified due to immateriality.

(2)
Loss before income taxes in 2006 and 2005 includes $3,905 thousand and $620 thousand for the thirteen weeks in the second quarter, respectively, and $6,235 thousand and $940 thousand for the twenty-six weeks, respectively, of the minority owners' share of interest expense attributable to debt obligations of the RMMC and BRI joint ventures.

Marketing, general and administrative expenses

        Corporate marketing, general and administrative expense in the second quarter of 2006 was $28.3 million, up $11.7 million from the second quarter of 2005. This increase is primarily the result of five factors: 1) $4.7 million related to our stock-based long-term incentive plan, including the effect of adopting FAS123R accounting treatment this year for expensing equity-based compensation; 2) approximately $3.0 million of the increase is related to severance costs and unusually high legal fees driven by litigation and other disputes discussed in Note 12, "Contingencies;" 3) approximately $1.0 million of the increase is related to investments in carefully developed projects designed to help deliver our next phase of enterprise-wide cost-reductions; 4) approximately $2.0 million of the increase is due to the transfer of global costs from operating segments to the Corporate center, some of which are in direct support of the business units; and 5) approximately $1.0 million of the increase in is related to the new and ongoing cost of strong corporate center capabilities, which include Sarbanes-Oxley compliance, corporate governance, finance, legal, commercial development and human resources.

        The year-to-date increase in general and administrative expenses is largely reflective of the items noted in the above paragraph dealing with the second quarter increase, since similar trends were noted in the first quarter.

Special (charges) credits, net

        A special charge of $1.3 million in the second quarter of 2006 resulted from the non-cash cost of providing an exercise price floor for stock options held by certain Coors officers who left the Company under a change in control provision following the Merger. In the second quarter of 2005, the charges included not only a much larger expense for the same stock option exercise price floor ($13.3 million) due to a decrease in our stock price, but also severance and separation costs related to certain Molson executives who left the company in the second quarter of 2005.

        The stock option exercise price floor discussed above resulted in a net special benefit for the Corporate segment's 2006 year-to-date operations due to an increase in the our stock price since the beginning of the year. However, year to date Corporate special charges in 2005 included all of the change in control costs for Coors officers, as well as costs for departing Molson officers, and third, the stock option exercise price floor matter previously discussed. See Note 6, "Special Charges."

Interest expense

        Interest expense was $39.8 million during the second quarter of 2006, compared to $31.1 million in the same period of 2005. The increase of $8.7 million is primarily due to three primary factors. First, the higher cost of the long-term debt structure that we now have (put in place in September of 2005) versus the low-rate short-term bridge loan that we had a year ago. Second, we recognized a $4.6 million loss in the second quarter of 2006 on the mark to market of an interest rate swap held by BRI. We have restructured the Ontario Beer Store swaps, so that they now qualify for hedge accounting, meaning that, beginning in the current quarter, any mark-to-market adjustments to their value will be made on the balance sheet—without the significant P&L impacts that we have seen during the past year. Third, market interest rates were higher in the second quarter of 2006 than in the same period of 2005, impacting our variable rate debt. These increased costs were offset partially by the benefit of lower overall debt levels in 2006 due to the general pay down of borrowings over the past year.

        Interest expense was $74.5 million during the first twenty-six weeks of 2006, versus $54.2 million during the first half of 2005. Interest expense was unfavorably impacted due to similar factors, primarily, higher interest rates on permanent financing and a stronger Canadian dollar. However, the 2005 amount on a year to date basis includes the incremental $1.6 billion of debt assumed from Molson in the Merger only from the date of the Merger, which was February 9, 2005. These increased costs were partially offset by the benefit of lower special dividend and commercial paper debt levels this year.

Other (expense) income, net

        Other expense in the second quarter of 2006 includes primarily foreign exchange losses, while the Other income in the same period of 2005 includes a mark to market impact on a financing-related derivative assumed from Molson in the merger and held by a majority-owned (but less than 100%-owned) subsidiary. The year to date trends are largely comparable to the 2005 trends.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of June 25, 2006 and June 26, 2005, we had working capital deficits of $614.8 million and $984.3 million, respectively. Contributing to our working capital deficits were $310.3 million and $1,019.3 million, respectively, of short-term borrowings and current portion of long-term debt at June 25, 2006 and June 26, 2005. We had total cash of $79.6 million at June 25, 2006, compared to $43.9 million at June 26, 2005. Long-term debt was $2,163.0 million and $1,669.8 million at June 25, 2006 and June 26, 2005, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled "Risk Factors."

Operating activities

        Net cash provided by operating activities of $237.2 million for the twenty-six weeks ended June 25, 2006 improved by $364.0 million from the comparable period last year. Our 2005 operating cash flows were impacted by a number of unfavorable items. During the second quarter of 2005, we made a $138 million Canadian tax payment that was driven by the Merger, a one-time liquidity event that was not repeated in 2006. Our pension funding in 2006 is lower primarily due to a special $50 million funding to the U.S. plan in 2005. Merger-related costs of $21 million were paid out subsequent to the Merger in the first quarter of 2005 by our Molson business in Canada (costs which had been accrued on the opening balance sheet as of the merger date), representing a unique cash outflow not experienced in 2006. We also made payments to officers under change in control and severance agreements of $24 million in 2005. The remaining improvement is due primarily to Molson's Canadian business being included in 2006 for the full twenty-six weeks versus nineteen and a half weeks in 2005, given the merger date of February 9, 2005.

Investing activities

        Net cash used in investing activities of $126.5 million for the twenty-six weeks ended June 25, 2006, was higher by $32.1 million compared to the same period in 2005. Additions to properties were higher in 2006 by $60.6 million as compared to 2005, due primarily to spending in the U.S. related to the build-out of the Shenandoah, Virginia brewery. In 2006, we recognized proceeds of $68 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of transaction costs. Offsetting the impact of this unique event in 2006 on the year-over-year change was the acquisition of $73.5 million of cash upon the Merger in 2005.

        On June 30, 2006 (early in the third quarter), as part of a general refinancing of the team, Molson sold its preferred equity interest in the Montréal Canadiens Hockey Club to entities which control and own a majority interest in the Club. Total proceeds from the transaction were Cdn $40.3 million (U.S. $36.1 million), which will primarily be reported, net of costs to sell, as a cash inflow from investing activities in the third quarter. We retain a 19.9% common equity interest in the Club as well as board representation. The transaction structure is consistent with our long term commitment to the Team and its success, and helps to ensure the Team's long term presence in Montréal.

Financing activities

        Net cash used for financing activities was $73.2 million for the twenty-six weeks ended June 25, 2006 compared to $147.1 million of cash provided by financing activities during the same period in 2005. Net repayments of debt were approximately $44.7 million for the first half of 2006, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net borrowing of debt during the same period of 2005 was approximately $163.2 million (including those associated with discontinued operations). The $207.9 million variance in cash flows associated with debt explains the majority of the change in the cash flows from financing activities. Proceeds from stock option exercises were lower in 2006 by $24.2 million.

OFF BALANCE SHEET ARRANGEMENTS

Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (FIN 46R) expands the scope of ARB 51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented. These include Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), BRI (effective with the Merger), and Grolsch (U.K.) Limited (Grolsch).

        The following summarizes the relative size of our consolidated joint ventures (including minority interests):

	Thirteen Weeks Ended June 25, 2006			Thirteen Weeks Ended June 26, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$45,243	$25,113	$5,253	$54,716	$24,298	$4,699
RMMC(1)	$86,248	$68,949	$5,537	$83,150	$64,971	$3,821
BRI(2)	$372,314	$67,743	$56	$315,543	$37,497	$—
Grolsch(1)	$27,407	$19,990	$2,882	$25,866	$20,015	$2,882

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include beer sales of the Company.

	Twenty-Six Weeks Ended June 25, 2006			Twenty-Six Weeks Ended June 26, 2005
	Total Assets	Revenues	Pre-tax Income	Total Assets	Revenues	Pre-tax Income
	(In thousands)			(In thousands)
RMBC(1)	$45,243	$48,432	$9,748	$54,716	$45,506	$7,744
RMMC(1)	$86,248	$117,528	$7,796	$83,150	$108,350	$4,777
BRI(2)	$372,314	$131,873	$117	$315,543	$56,285	$—
Grolsch(1)	$27,407	$32,240	$4,792	$25,866	$28,603	$4,119

(1)
Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)
BRI results are included in 2005 from February 9, 2005, the date of the Merger through May 21, 2005 (due to BRI's results being reported one month in arrears). Revenues reflect service charge revenues earned by BRI from the sale of products o the consumer; amount does not include beer sales of the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        We have contractual cash obligations as of June 25, 2006 pertaining to debt, interest payments, derivative payments, retirement plan expenditures, operating and capital leases, and other long-term obligations totaling $10,950 million. There have been only normal and recurring changes in the Company's cash commitments since December 25, 2005.

        Other commercial commitments as of June 25, 2006 were:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Standby letters of credit	$71,782	$37,037	$34,745	$—	$—

CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, net of $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. Any potential liabilities associated with these exposures were considered less than probable during 2005, and therefore no associated reserves were recorded in 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $265 million. As of June 25, 2006, the fair value of this indemnity liability on the balance sheet is $57 million, $6 million of which is classified as a current liability and $51 million of which is classified as non-current. Our fair value estimates account for the possibility that we could have to pay the full amount of the exposure in a future year, but that a majority of the amounts paid would be recovered in subsequent years through Brazil's legal system. Our fair value estimates also consider, through probability-weighted scenarios, the possibility that we will never have to pay any amounts associated with this exposure. We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The fair value of the total tax, civil and labor indemnity liability on our balance sheet is $43 million as of June 25, 2006, $29 million of which is classified as a current liability and $14 million of which is classified as non-current. Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control, and will be handled by FEMSA. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which will occur during the first half of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value, and will therefore be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R (SFAS 123R) was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        The effect of adoption of SFAS 123R on the second quarter of 2006 was an additional expense of $1.7 million pretax, $1.0 million after tax, or $0.01 per diluted share. For the twenty-six weeks ended June 25, 2006, the impact of adoption was $4.6 million pretax, $3.2 million after tax, or $0.04 per diluted share. (See Note 14.)

SFAS No. 151 "Inventory Costs"

        SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no impact in the second quarter and first half of 2006 periods and is not expected to have any material impact on our full year financial results.

SFAS No. 154 "Accounting Changes and Corrections"

        SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years' comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. The adoption of SFAS 154 did not have an impact on the financial statements included herein, as the single change in accounting principle affecting the Company pertained to the adoption of SFAS 123R, which does not require the restatement of prior periods.

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

SFAS Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

FASB's Emerging Issue Task Force Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)"

        In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. EITF 06-03 would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on our presentation of such taxes in the statement of operations.

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

OUTLOOK FOR 2006

Canada

        With regard to volume, the start of the summer season is evidence that our focused portfolio is healthier than it was a year ago, as we continue to strengthen and build a consumer-preferred portfolio. Our investment focus remains on key brands, strategically investing for growth behind Coors Light®, positioning our premium brands for recovery and modest growth, and continuing to fuel growth of our above-premium domestic and world-class partner import brand portfolio, including Corona®, Heineken® & Miller Genuine Draft®. Coors Light® and our above-premium brands are benefiting from unyielding focus and investment and have achieved consistently very favorable sales growth.

        In the second quarter, the marketplace in Canada saw increased price and promotional activity, which had a disproportional impact on our premium and value brand groups. During this time, we continued to improve our brand strength, which will be the foundation for long-term growth. We remain focused on building our strategic, premium brand equities for the long term, but we will also ensure that our portfolio remains competitive on a market-by-market basis.

        With regard to costs, we continue to aggressively pursue merger synergies and other cost savings in the areas of packaging materials, waste reduction, plant productivity and distribution expense. These initiatives successfully offset approximately two-thirds of this quarter's cost inflation. Constant attention to our cost savings efforts is required to offset continued inflation in material costs, freight and utilities. Nonetheless, we anticipate low-single-digit increases in cost of goods per barrel (in local currency) for the balance of the year.

        At the midway point of the year, our Canada business has built a significantly healthier financial position than a year ago, while faced with increasing competitive price and promotional pressure. Balance of year challenges will be centered on remaining focused on brand equity measures and long term bottom-line growth, while addressing immediate, short-term competitive promotional activity.

        On June 30, 2006, as part of a general refinancing of the team, Molson sold its preferred equity interest in the Montréal Canadiens Hockey Club to entities which control and own a majority interest in the Club. Total proceeds from the transaction were Cdn $40.3 million (U.S. $36.1 million), which will primarily be reported, net of costs to sell, as a cash inflow from investing activities in the third quarter. We retain a 19.9% common equity interest in the Club as well as board representation. The transaction structure is consistent with our long term commitment to the team and its success, and helps to ensure the team's long-term presence in Montréal.

U.S.

        The U.S. will focus on continuing its top-line momentum by building the most compelling and relevant beer brands. We have achieved favorable volume trends and brand equities in the past few quarters, particularly in the Coors Light®, Keystone® and Blue Moon® brands. Drivers of these results include favorable on-premise and key account performance, innovation and brand equities around cold Rocky Mountain refreshment, ethnic consumer outreach, and category management.

        A variety of leading indicators and important metrics point toward a strengthening of our top line in the U.S. In the second quarter, our draft sales outpaced cans and bottles for the first time in several years, with recent on-premise growth approximately doubling the growth of our overall U.S. business. Can packaging is also experiencing enhanced growth trends with the summer's latest packaging innovations. Coors Light®'s Hispanic volume growth is more than four times its overall growth trend.

        With regard to costs, we cannot look at the second quarter in isolation because of the substantial volatility in the drivers of U.S. cost of goods this year. Cost of goods per barrel increased 8% in the second quarter, as 2006 has had an unprecedented year-over-year run-up in energy and packaging materials costs compared to the prior year without most of the synergy benefit of closing the Memphis brewery. The third quarter factors are expected to be similar to those experienced in the second quarter, except that comparisons with 2005 may be favorable, since the significant fuel and packaging increases last year did not occur until the third quarter. The fourth quarter of this year will benefit from several favorable factors, including lower spending for packaging innovations and $6 million-$7 million dollars of all-in cost savings from closing the Memphis brewery in the third quarter. The inflationary commodity environment has strengthened our focus to capture all of the identified cost savings from both merger synergies and our pre-existing cost initiatives. Cost savings this year center primarily on procurement, brewery network optimization and transportation improvements. We have accelerated the closing of our Memphis brewery by six months to early September 2006 versus our original timeline. We are well into that closure, currently migrating product supply from that facility to other breweries. The annualized cost savings from closing Memphis will be approximately $32 million, which will begin to impact our U.S. business results beginning late in the third quarter of this year.

        With the current view of commodity prices and despite higher costs in the short-term related to closing Memphis and opening the Shenandoah, Virginia, brewing capacity early in 2007, we believe that we can limit the full-year U.S. cost of goods increase to a range of 3% to 5% per barrel. We intend to achieve this through a combination of the Memphis closure and other cost initiatives that we expect to offset more than half of the cost inflation that we anticipate this year. Equally important, these cost initiatives are designed to provide benefits long after the recent large increases in the commodity markets have reversed. More broadly, if aluminum and diesel fuel costs remain at today's historically high levels, our U.S. business would require net price realization closer to the average of the past several years to maintain favorable profit momentum in 2007.

        The U.S. beer price environment so far this summer has been more favorable than last summer, but not as favorable as two years ago, primarily due to the fact that we were able to take very few price increases last fall. Given the widespread promotional discounting and coupon activity in the third and fourth quarters of last year, we anticipate relatively favorable net pricing comparisons to prior year in the second half of this year. We continue our focus on strategically managing pricing and discounting on an individual market basis.

Europe

        Our Europe segment continues to execute against the growth and cost strategies we launched in late 2005.

        We continue to invest strongly behind our strategic brands in the U.K., both in marketing programs and in retail innovations. In the on-premise retail channel, we continue to roll out our new cold-dispense technologies and distinctive above-bar fonts. This rollout extends beyond Carling and establishes a cold platform for a broad group of suitable brands within our existing portfolio. Five years after our industry-leading introduction of extra cold beer, the industry is rapidly moving to this standard—and our aim is to maintain our leadership in this space to drive sales with current customers, along with increased distribution. A significant benefit of our equipment design is the flexibility to deliver different brands with clearly differentiated branding but using a common font base that is unique to our brands. Results of recent consumer research have been very favorable, with consumers indicating a preference for our new above-bar equipment over selected competitors.

        With regard to Europe segment costs, our cost reduction program has been very successful to date. While we have substantially completed the program we began last year, we will benefit during the balance of the year from the flow-through of initiatives already completed.

        The area of pricing is the source of extreme margin pressure in the U.K. beer industry, especially given the price discounting we have seen in the off-premise and because of the continued growth and consolidation of the large multiple-outlet retailers in both the off-premise and on-premise channels. Our focus is on balancing volume growth against margin. As the market continues to shift to areas of our strength, cold mainstream lager, we expect an increased ability to resist market-destructive pricing.

Corporate

        We expect Corporate general and administrative expense for all of 2006 to be in the range of $110-$120 million, a significant increase from 2005. Contributing to these higher costs will be amounts related to long-term incentive programs, severance and other employee costs, audit fees and investments in substantial cost saving initiatives that we plan to initiate in the second half of 2006. Compared to 2005 pro forma (presuming the merger had occurred on the first day of 2005) corporate general and administrative expenses of $87 million, this 2006 range represents and increase of $23 to $33 million, comprised of $10 million due to our new stock-based long-term incentive plan, approximately $9 million attributable to new costs for strong corporate center capabilities, approximately $5 million as a result of investments in projects and initiatives designed to deliver the next generation of cost reductions, $3 million of cost transfers from operating segments to the Corporate center this year, and approximately $2 million due to severance and other restructuring-related expenses. We do believe, however, that there are opportunities to reduce this annual amount by 10-20% for next year. This is a key cost-reduction objective for us in 2007.

        Corporate interest expense in the second half of 2006 will be approximately $31 to $33 million per quarter. This estimate assumes constant foreign exchange rates throughout the year.

Stock Compensation Expense

        Due to the redesign of our long-term incentive compensation plan and the new accounting rules for stock option expense, we anticipate that share-based compensation expense for our Company for the full year will be approximately $25-$30 million, with approximately $12 million in the Corporate segment. Our new incentive plan relies primarily on performance shares that will not be awarded unless the Company achieves established profit growth during the next few years.

Income Taxes

        We currently anticipate that our full-year 2006 effective tax rate will be in the range of 16% to 20%. In the absence of additional tax law changes, we anticipate an effective tax rate for the last half of 2006 close to the top of our long-term range of 25% to 30%. In future years, we expect our tax rate to be near the bottom of this range or somewhat lower, depending on the timing of changes in tax laws and our company tax structure. One important factor in our outlook is the relatively favorable economic and tax environment in Canada. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws. The Canada federal tax rate change enacted in the second quarter is particularly important beginning in 2008, when we expect it to begin to reduce our cash taxes by approximately $5-7 million annually, with the yearly benefit increasing to $7-10 million as the change is fully phased in by 2010. This change also reduces our long-term expected tax rate approximately 2 percentage points.

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

        Canada's goodwill was determined through purchase accounting, requiring the purchase consideration to be allocated to Molson's assets and liabilities based upon their fair values with the residual to goodwill. A portion of the Merger goodwill was allocated to the U.S. segment, based on the level of Merger synergy savings expected to accrue to the U.S. segment over time. A reduction in the fair value of the U.S. or Canada segment in the future could lead to goodwill impairment. We also have significant indefinite-lived and definite-lived intangible assets in Canada, associated primarily with core, non-core and partner beer brands, as well as distribution rights. A reduction in the fair values of these intangibles could lead to impairment charges. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, or the inability to achieve synergies from the Merger.

        The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. A reduction in the fair value of the Europe segment in the future could lead to goodwill impairment. We noted a reduction in the value of the Europe segment from 2004 to 2005, but not enough of a decrease to warrant goodwill impairment. We also have significant indefinite-lived and definite-lived intangible assets in Europe, associated mainly with the Carling® brand (indefinite-lived) and our other beer brands, as well as distribution rights and channels. Future reductions in fair value of the Europe business or of specific intangibles could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, and declines in industry or company-specific beer volume sales, which could result in possible impairment of these assets.

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

        Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody's). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At June 25, 2006, no collateral was posted by our counterparties or us.

        Prior to issuing the Cdn $900 million bonds on September 22, 2005, we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per SFAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with our U.S. private placement by a Canadian-functional subsidiary, we entered into a cross currency swap transaction for the entire $300 million issue amount and for the same maturity. In this transaction we exchanged our $300 million for a Cdn $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of Cdn $355.5 million and will receive interest at the rate of 4.85% on the $300 million amount. There was an exchange of principle at the inception of this transaction and there will be a subsequent exchange of principle at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principle on the U.S. dollar securities. Consistent with SFAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be booked through the Statement of Operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

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

        The estimated maximum one-day loss in fair value on our cross currency swaps, derived using the value-at-risk model, was $12.8 million and $12.2 million at June 25, 2006, and December 25, 2005, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross currency swaps.

	Notional principal amounts (U.S. $)	Fair Value Positive (Negative)	Maturity
	(In thousands)
June 25, 2006
Foreign currency management
Forwards	$219,660	$(4,196)	07/06–04/08
Cross currency swaps	1,300,789	(240,290)	07/06–05/12
Commodity pricing management
Swaps	26,955	4,483	07/06–09/08
Interest rate pricing management
Interest rate swaps	379,318	(3,823)	06/11–05/12

Total		$(243,826)

	Notional principal amounts (U.S. $)	Fair Value Positive (Negative)	Maturity
	(In thousands)
December 25, 2005
Foreign currency management
Forwards	$162,005	$(2,548)	01/06–11/07
Cross currency swaps	1,291,600	(174,755)	04/06–05/12
Commodity pricing management
Swaps	45,439	9,422	01/06–09/08
Interest rate pricing management
Interest rate swap	372,800	11,195	06/11–05/12

Total		$(156,686)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on June 25, 2006, are as follows (in thousands):

2007	2008	2009 and thereafter	Total
$(3,103)	$2,589	$(243,312)	$(243,826)

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

        The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
Estimated Fair Value Volatility	June 25, 2006	December 25, 2005
	(In millions)
Foreign currency risk:
Forwards, swaps	$(16.9)	$(13.4)
Interest rate risk:
Debt, swaps	$(75.1)	$(75.6)
Commodity price risk:
Swaps	$(2.8)	$(17.6)

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

        The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2006 and, based on their evaluation, have concluded that a material weakness in internal control over financial reporting as reported in our Form 10-K for our year ended December 25, 2005 continues to exist as of June 25, 2006 with respect to accounting for income taxes. Due to the material weakness, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding management's control objectives as of June 25, 2006. Notwithstanding the material weakness, we have performed additional procedures to ensure that our financial statements as of and for the quarter ended June 25, 2006, were fairly presented in all material respects in accordance with generally accepted accounting principles.

        The certifications attached as Exhibits 31.1 and 31.2 hereto should be read in conjunction with the disclosures set forth herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

        As previously reported in our first quarter 2005 Quarterly Report on Form 10-Q/A, we had identified the above material weakness in internal control over financial reporting, which continues to exist as of June 25, 2006. Since original identification of the material weakness, we have been working to implement the following steps to remediate this material weakness:

  •
  We have hired additional experienced tax staff including a vice president of tax and two additional senior level tax managers;

  •
  We have implemented additional procedures to ensure adequate levels of review in this area; and

  •
  We are in the final stages of implementing new software that will automate and improve controls in this area. We have reached the test stage whereby we have populated the software with historical data and are running the software parallel with existing systems. Assuming favorable parallel run test results are achieved, we plan to place reliance on this new software as our primary income tax provision preparation tool in the third quarter of 2006.

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

Changes in Internal Control over Financial Reporting

        There were no changes in internal control over financial reporting during the quarter ended June 25, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Beginning in May 2005, several purported class action lawsuits were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado Federal case has been transferred to the Delaware Federal court. The Delaware Federal lawsuits also allege that the Company failed to comply with U.S. GAAP. The Company will vigorously defend the lawsuits.

        The Company was contacted in 2005 by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to Corporate and financial information and communications related to the Merger, the Company's financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity, or security. The Company is cooperating with the inquiry.

        The Company was also contacted in 2005 by the New York Stock Exchange. The Exchange has requested information in connection with events leading up to the Company's earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding Corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with the inquiry.

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

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller® products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit, and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

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

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL in respect of this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed against this ruling and the appeal was heard in the first quarter of 2006, where most aspects of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL has filed an appeal against the employment appeal tribunal's judgment on two grounds. We have estimated the cost of this contingency, if upheld, to be $1.2 million, which was recorded as a reserve in 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

Risks specific to the Molson Merger

        We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, technologies, sales and other aspects of the businesses of Molson® and Coors®.    Our success will depend in large part on management's success in integrating the operations, technologies and personnel of Molson and Coors. If we fail to integrate the operations of Molson and Coors or otherwise fail to realize any of the anticipated benefits of the Merger transaction, including the estimated cost savings of approximately $175 million annually by the third year following the Merger, our results of operations could be impaired. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses and liabilities, and diversion of management's attention.

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

Risks specific to our Company

        Our success as an enterprise depends largely on the success of three primary products in three mature markets; the failure or weakening of one or more could materially adversely affect our financial results.     Although we currently have 14 products in our U.S. portfolio, Coors Light® represented more than 72% of our U.S. sales volume for 2005. Carling® lager is the best-selling brand in the United Kingdom and represented approximately 75% of CBL sales volume in 2005. The combination of the Molson Canadian® and Coors Light® brands represented approximately 45% of our Canada segment's sales volume for the year ended December 25, 2005. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they play, would have a disproportionately large adverse impact on our business. Moreover, each of our three major markets is mature, and we face large competitors who are larger and more diverse in terms of their geographies and brand portfolios.

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

        Because we will continue to face intense global competition, operating results may be unfavorably impacted.     The brewing industry is highly competitive and requires substantial human and capital resources. Competition in our various markets could cause us to reduce prices, increase capital and other expenditures or lose sales volume, any of which could have a material adverse effect on our business and financial results. In addition, in some of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors has. In all of the markets where Molson Coors operates, aggressive marketing strategies by our main competitors could adversely affect our financial results.

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

        We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly sales of Coors Light® in Canada, and sales of the Carling® brand in the United Kingdom. Since our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, income and expenses into U.S. dollars at current exchange rates. Increases and decreases in the value of the U.S. dollar will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed.

        Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results.    We will use a large volume of agricultural and other raw materials to produce our products, including malt, hops, water and packaging materials, including aluminum and paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geo-political events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, including price risk associated with diesel fuel and aluminum, both of which are at historically high price levels, our results of operations may be adversely impacted.

        We could be adversely affected by overall declines in the beer market.    Industry trends in many global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canada markets, which could result in loss of volume or operating margins.

        Because of our reliance on a single service supplier, we could experience significant disruption to our business.    We rely exclusively on one information technology services provider worldwide for our network, help desk, hardware, and software configuration. If that service provider fails and we are unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems.

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

Risks specific to the Canada Segment

        We may be required to provide funding to the entity that owns the entertainment business and the Montréal Canadiens pursuant to the guarantees given to the NHL.    Pursuant to certain guarantees given to the NHL as a minority owner of the entertainment business and the Montréal Canadiens professional hockey club (purchased from Molson in 2001), Molson shall provide funding to the Club (joint and severally based on our 19.9% ownership) to meet its obligations and it's operating expenses if it cannot meet its obligations under various agreements.

        An adverse result in a lawsuit brought by Miller could have an adverse impact on our business.    In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement allowing Molson Canada the sole distribution of Miller® products in Canada. Miller claims U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claims that the Agreement's purposes have been frustrated as a result of the Molson Coors merger. If Miller were to prevail in this action, it could have an adverse impact on our business.

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

        Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise locations to off-premise locations, a trend which unfavorably impacts our profitability.    We have noted in recent years that beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. The progression to a ban on smoking in pubs and restaurants across the whole in the U.K. may accelerate this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers. A continuation of this trend could adversely impact our profitability.

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
10.1	Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.
10.2	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.
10.3	Employment Agreements by and among Molson Coors Brewing Company and Frits D. van Paasschen dated February 28, 2005 and March 21, 2006.
10.4	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.

10.5	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.
10.6	Directors Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

*
Indicates a management contract.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) August 3, 2006