Form 10-Q/A
period 2006-06-25
MOLSON COORS BREWING CO
filed 2006-09-14
CIK 24545

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

        This Amendment No. 1 on Form 10Q/A amends our quarterly report on Form 10-Q for the quarter ended June 25, 2006 (the "Original Filing"), which was originally filed with the SEC on August 4, 2006. The purpose of this Amendment No. 1 is soley to include information required to be disclosed in Part II-Other Information, Item 4. Submission of Matters to a Vote of Security Holders.

        This Amendment No. 1 amends only Item 4 of Part II of the Original Filing and no other information in the Original Filing is amended hereby. In addition, pursuant to Regulation 12B-15, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.

        The Submission of Matters to a Vote of Security Holders section included in Part II of the Company's quarterly report on Form 10-Q for the quarter ended June 25, 2006 is hereby amended to include the following:

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Molson Coors Brewing Company held on May 17, 2006, the holders of shares of the Company's Class A Stock elected 11 directors and the holders of the Company's Class B Stock elected 3 directors. In addition, the holders of the Company's Class A stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for 2006. The results of those votes are tabulated below:

ELECTION OF CLASS A DIRECTORS
DIRECTOR NOMINEE	FOR		WITHHELD
Francesco Bellini	2,673,590		32
Rosalind G. Brewer	2,673,590		32
Peter H. Coors	2,563,391		110,231
Franklin W. Hobbs	2,673,590		32
W. Leo Kiely III	2,563,391		110,231
Gary S. Matthews	2,673,590		32
Eric H. Molson	2,563,391		110,231
Andrew T. Molson	2,563,391		110,231
Melissa Coors Osborn	2,563,391		110,231
Pamela H. Patsley	2,673,590		32
H. Sanford Riley	2,673,590		32
ELECTION OF CLASS B DIRECTORS
DIRECTOR NOMINEE	FOR		WITHHELD
John E. Cleghorn	63,676,779		3,322,545
Charles M. Herington	64,101,988		2,897,336
David P. O'Brien	63,679,909		3,319,415
CLASS A PROPOSAL
RATIFICATION OF THE	FOR	AGAINST	WITHHELD
Appointment of PricewaterhouseCoopers LLP	2,673,592	2	28

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q/A:

(a)   Exhibits

Exhibit Number	Document Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) September 14, 2006

QuickLinks

Explanatory Note
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS