Form 10-Q
period 2006-09-24
MOLSON COORS BREWING CO
filed 2006-11-02
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 24, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                        .

Commission File Number: 1-14829

MOLSON COORS BREWING COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1225 17th Street, Denver, Colorado, USA	80202
1555 Notre Dame Street East, Montréal, Québec, Canada	H2L 2R5
(Address of principal executive offices)	(Zip Code)

303-279-6565 (Colorado)

514-521-1786 (Québec)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2006:

Class A Common Stock—1,337,386 shares

Class B Common Stock—65,274,414 shares

Exchangeable shares:

As of October 27, 2006, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—1,735,118

Class B Exchangeable shares—17,931,778

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
ITEM I. FINANCIAL STATEMENTS
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Sales	$2,126,652	$2,068,317	$5,800,645	$5,529,699
Excise taxes	(549,828)	(541,219)	(1,486,950)	(1,407,303)
Net sales	1,576,824	1,527,098	4,313,695	4,122,396
Cost of goods sold	(907,305)	(882,503)	(2,553,949)	(2,467,748)
Gross profit	669,519	644,595	1,759,746	1,654,648
Marketing, general and administrative expenses	(434,106)	(430,498)	(1,271,245)	(1,214,267)
Special charges, net	(28,453)	(33,493)	(81,124)	(115,156)
Operating income	206,960	180,604	407,377	325,225
Interest expense, net	(28,268)	(31,309)	(97,117)	(78,594)
Other income (expense), net	6,421	(6,527)	9,225	(8,783)
Income from continuing operations before income taxes	185,113	142,768	319,485	237,848
Income tax expense	(57,628)	(7,372)	(45,225)	(29,097)
Income from continuing operations before minority interests	127,485	135,396	274,260	208,751
Minority interests in net income of consolidated entities	(5,100)	(4,411)	(12,803)	(12,694)
Income from continuing operations	122,385	130,985	261,457	196,057
Gain (loss) from discontinued operations, net of tax	13,409	(22,787)	327	(83,497)
Net income	$135,794	$108,198	$261,784	$112,560
Basic income (loss) per share:
From continuing operations	$1.42	$1.54	$3.04	$2.53
From discontinued operations	0.16	(0.27)	0.01	(1.08)
Basic net income per share	$1.58	$1.27	$3.05	$1.45
Diluted income (loss) per share:
From continuing operations	$1.41	$1.52	$3.02	$2.51
From discontinued operations	0.15	(0.26)	0.01	(1.07)
Diluted net income per share	$1.56	$1.26	$3.03	$1.44
Weighted average shares—basic	86,160	85,323	85,933	77,405
Weighted average shares—diluted	86,783	85,900	86,496	78,059

See notes to unaudited condensed consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	As of
	September 24,	December 25,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$179,137	$39,413
Accounts receivable, net	656,539	699,577
Other receivables, net	139,993	130,123
Inventories:
Finished, net	155,529	132,611
In process	38,947	35,270
Raw materials	82,442	86,674
Packaging materials, net	62,503	60,170
Total inventories, net	339,421	314,725
Other assets, net	110,830	113,147
Deferred tax assets	20,126	20,127
Discontinued operations	6,458	151,130
Total current assets	1,452,504	1,468,242
Properties, net	2,403,709	2,305,561
Goodwill	3,018,939	2,871,320
Other intangibles, net	4,584,410	4,423,324
Deferred tax assets	85,124	61,611
Notes receivable, net	76,039	70,964
Other assets	157,163	169,980
Discontinued operations	6,837	428,263
Total assets	$11,784,725	$11,799,265

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
(UNAUDITED)

	As of
	September 24,	December 25,
	2006	2005
Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$369,447	$372,324
Accrued compensation	138,266	123,780
Accrued excise taxes	345,869	284,740
Accrued expenses and other liabilities	824,447	742,579
Deferred tax liabilities	151,861	106,484
Short-term borrowings and current portion of long-term debt	67,917	348,102
Discontinued operations	38,640	258,607
Total current liabilities	1,936,447	2,236,616
Long-term debt	2,176,970	2,136,668
Pension and post-retirement benefits	730,887	841,824
Long-term portion of derivatives liability	266,716	174,755
Deferred tax liabilities	621,371	606,126
Other liabilities	71,459	87,564
Discontinued operations	62,616	307,183
Total liabilities	5,866,466	6,390,736
Minority interests	46,514	83,812
Stockholder’s equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued and outstanding)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,346,586 shares and 1,344,507 shares at September 24, 2006 and December 25, 2005, respectively)	14	14
Class B common stock, non-voting, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 64,495,531 shares and 61,751,615 shares at September 24, 2006 and December 25, 2005, respectively)	645	618
Class A exchangeable shares (issued and outstanding 1,735,118 shares and 1,926,592 shares at September 24, 2006 and December 25, 2005, respectively)	130,566	145,006
Class B exchangeable shares (issued and outstanding 18,698,692 shares and 20,630,761 at September 24, 2006 and December 25, 2005, respectively)	1,407,077	1,552,483
Total capital stock	1,538,302	1,698,121
Paid-in capital	2,233,769	2,023,838
Unvested restricted stock	—	(7,218)
Retained earnings	1,601,937	1,422,987
Accumulated other comprehensive income	497,737	186,989
Total stockholders’ equity	5,871,745	5,324,717
Total liabilities and stockholders’ equity	$11,784,725	$11,799,265

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 24,	September 25,
	2006	2005
Cash flows from operating activities:
Net income	$261,784	$112,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,456	281,463
Share-based compensation	19,887	20,214
(Gain) loss on sale or impairment of properties and intangibles	(3,901)	3,629
Deferred income taxes	(25,530)	68,438
Equity in net (income) loss of unconsolidated affiliates	(351)	3,284
Distributions from unconsolidated affiliates	2,733	7,647
Minority interest in net income of consolidated entities	12,803	12,694
Change in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination) and other	80,310	(357,969)
Discontinued operations	555	52,589
Net cash provided by operating activities	686,746	204,549
Cash flows from investing activities:
Additions to properties and intangible assets	(314,872)	(232,091)
Proceeds from sales of properties and intangible assets	25,845	5,202
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	36,520	—
Acquisition of subsidiaries, net of cash acquired	—	(16,561)
Cash recognized on Merger with Molson	—	73,540
Cash expended for Merger-related costs	—	(20,382)
Trade loan repayments from customers	20,009	33,156
Trade loans advanced to customers	(20,786)	(18,584)
Other	—	13
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	63,813	—
Discontinued operations—other	—	(623)
Net cash used in investing activities	(189,471)	(176,330)
Cash flows from financing activities:
Issuances of stock under equity compensation plans	40,509	53,433
Excess income tax benefits from share-based compensation	1,030	—
Dividends paid	(82,510)	(82,448)
Dividends paid to minority interest holders	(12,207)	(10,569)
Proceeds from issuances of long-term debt	—	1,037,814
Payments on long-term debt and capital lease obligations	(2,449)	(452,803)
Proceeds from short-term borrowings	59,147	1,036,684
Payments on short-term borrowings	(72,258)	(1,887,558)
Net (payments on) proceeds from commercial paper	(106,179)	232,897
Net (payments on) proceeds from revolving credit facilities	(164,373)	198,468
Change in overdraft balances and other	(25,338)	(22,169)
Premium paid to bondholders for debt redemption	—	(106,415)
Discontinued operations	(884)	(45,029)
Net cash used in financing activities	(365,512)	(47,695)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	131,763	(19,476)
Effect of foreign exchange rate changes on cash and cash equivalents	7,961	(6,102)
Balance at beginning of year	39,413	123,013
Balance at end of period	$179,137	$97,435

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On February 9, 2005, Adolph Coors Company merged with Molson Inc. In connection with the merger (the “Merger”), Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the “Company”), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Molson Canada (Molson), operating in Canada; Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); Cervejarias Kaiser Brasil S.A. (Kaiser), presented as a discontinued operation; and our other Corporate entities. Any reference to “Coors” means the Adolph Coors Company prior to the Merger. Any reference to “Molson Inc.” means Molson Inc. prior to the Merger. Any reference to “Molson Coors” means MCBC, after the Merger.

Unless otherwise indicated, information in this report is presented in U.S. dollars (U.S. $).

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned domestic and foreign subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 25, 2005. The results of operations for the thirteen and thirty-nine week periods ended September 24, 2006, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

The December 25, 2005, condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Reporting Periods Presented

The accompanying unaudited condensed consolidated financial statements do not include the results of Molson and Kaiser (presented as discontinued operations) prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears since the date of the Merger, which means for the thirty-nine weeks ended September 24, 2006, Kaiser’s results include the results for December 2005 through January 13, 2006 (the date of the sale) and BRI’s results include the results for the months of December 2005 through August 2006. For the thirty-nine weeks ended September 25, 2005, Kaiser’s and BRI’s results include the results for the months of February 2005, after the date of the Merger, through August 2005.

Use of estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

SFAS No. 123R “Share-Based Payment”

Statement of Financial Accounting Standard No. 123R (SFAS 123R) was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

The effect of adoption of SFAS 123R on the third quarter of 2006 was an additional expense of $0.7 million pretax, $0.5 million after tax, or $0.01 per diluted share. For the thirty-nine weeks ended September 24, 2006, the impact of adoption was $5.4 million pretax, $3.8 million after tax, or $0.04 per diluted share. (See Note 4.)

SFAS No. 151 “Inventory Costs”

SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no impact through September 24, 2006, and is not expected to have any material impact on our full year financial results.

SFAS No. 154 “Accounting Changes and Corrections”

SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years’ comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. The adoption of SFAS 154 did not have an impact on the financial statements included herein, as the single change in accounting principle affecting the Company pertained to the adoption of SFAS 123R, which does not require restatement of prior periods.

FASB Staff Position (“FSP”) No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners”

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

New Accounting Pronouncements

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”

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

SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”

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

FASB’s Emerging Issue Task Force Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact, if any, of this EITF on our presentation of such taxes on the statement of operations.

SFAS Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

SFAS No. 157 “Fair Value Measurements”

SFAS 157 was issued in September 2006 and will be effective for us in the first quarter of our 2008 fiscal year. This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We are still in the process of reviewing the impact, if any, that SFAS 157 will have on our financial statements.

SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS 158 was issued in September 2006 and will be effective for our annual fiscal 2006 year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. While the funded status of our defined benefit pension plans and other postretirement benefit plans will be determined through the annual actuarial valuation as of December 31, 2006, it is likely that the implementation of SFAS 158 will increase the carrying value of our liabilities for pension and other post retirement benefits, with a transitional charge to other comprehensive income. Our defined benefit pension plans as of the last measurement date were in a net under-funded position and if this were to continue would require us to recognize an incremental liability. In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for our annual 2008 year end and is unlikely to have an impact to the Company’s financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

SEC Staff Accounting Bulletin No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements)”

The SEC issued SAB 108 in September 2006 and will be effective for our fiscal 2006 year. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current period balance sheet misstatement that originated in prior periods. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, irrespective of the misstatement’s period(s) of origin. Financial statements would be required to be adjusted when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  We are currently evaluating the impact of SAB 108, if any, on our financial statements.

2.   MOLSON MERGER

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

The following unaudited, pro forma information shows the results of our operations for the thirty-nine weeks ended September 25, 2005, as if the Merger had occurred at the beginning of the period. The 2005 pro forma income from continuing operations before income taxes and minority interests include special charges of $139.0 million, including $54.6 million of Merger-related special charges in the U.S. segment for restructuring and accelerated depreciation of the company’s Memphis brewery, which closed and sold in September of 2006; U.K. special charges of $3.2 million for employee termination costs and $2.2 million of income associated with long-lived assets, consisting of $5.8 from gains on sales of assets and a one-time development profit on real estate formerly held by the company, offset by asset impairment charges of $3.6 million; and Corporate segment special charges totaling $59.6 million, including $31.2 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights, $8.8 million of which were a result of providing an exercise price floor on stock options, $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and $5.0 million of merger-related costs that did not qualify for capitalization under purchase accounting. The remaining $23.8 million of pro forma Corporate segment special charges were associated primarily with non-capitalized merger costs incurred at both Molson and Coors, prior to the merger.

	Thirty-Nine Weeks Ended
	September 24,	September 25,
	2006	2005
	(Actual)	(Pro forma)
	(In millions, except per share amounts)
Net sales	$4,313.7	$4,228.6
Income from continuing operations before income taxes and minority interests	$319.5	$233.0
Net income	$261.8	$71.1
Basic net income per share	$3.05	$0.85
Diluted net income per share	$3.03	$0.84

Allocation of Purchase Price

The Merger’s equity consideration was valued at $3.6 billion, including the exchange of 46.7 million equivalent shares of stock at a market price of $75.25 per share, the exchange of stock options valued at $4.0 million, and Merger-related costs incurred by Coors, of which $16.0 million was incurred prior to the Merger. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson’s and Kaiser’s (now presented as discontinued operations) assets and liabilities based upon their fair values, with the residual to goodwill.

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

Overall enterprise values and values of individual intangible assets were determined primarily through the use of discounted cash flow techniques. We have allocated the purchase price to goodwill and intangibles as follows:

	As of February 9, 2005
		Estimated
		Useful Lives in
	Amount	Years
	(In millions)
Goodwill
U.S. Segment	$1,117.0
Canada Segment	604.4
Brazil Segment	95.4
Total Goodwill	$1,816.8
Intangible Assets—Finite Lived
Canada Segment
Distribution Agreements	$276.0	4 to 11
Brands	144.5	12
Total Canada Segment	$420.5
Brazil Segment
Distribution Agreements	$8.3	15
Brands	23.5	12 to 36
Total Brazil Segment	$31.8
Total Intangible Assets—Finite Lived	$452.3
Intangible Assets—Indefinite Lived
Canada Segment
Distribution Agreements	$811.5
Brands	2,476.6
Total Intangible Assets—Indefinite Lived	$3,288.1
Total Intangible Assets	$3,740.4

Intangible assets associated with the Brazil segment on the opening balance sheet date are no longer carried on our balance sheets as a result of the sale of 68% of Kaiser on January 13, 2006.

Merger-related Other

Molson owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the Club). On June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson. Subsequent to the transaction, Molson still retains a 19.9% common equity interest in the Club, as well as Board representation on the Club and related entities. We account for our interest in the Club using the equity method. We have assigned values to intangible assets that are imbedded in our investment in the Montréal Canadiens, which is recorded in non-current other assets. We recorded amortization in the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005, of $0.2 million and $0.5 million and $1.9 million and $1.9 million, respectively, associated with the estimated finite-lived intangibles. This amortization cost is classified as a component of other expenses. See Note 14 for a discussion of certain MCBC guarantee obligations associated with the investment in the Club.

3.                 BUSINESS SEGMENTS

The Company operates in the reporting segments listed below. Our Brazil segment, which was composed of Kaiser, was sold on January 13, 2006, and has now been reflected as a discontinued operation.

Canada

The Canada segment consists of our production, marketing and sales of the Molson® and Coors Light®  brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R); and our joint venture arrangement related to the distribution of beer in the western provinces, Brewers Distribution Limited (BDL). The Canada segment also includes our equity interest in the Montréal Canadiéns Hockey Club.

We also distribute, market and sell Corona Extra®  in Ontario, Québec, and the Atlantic provinces under agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) which grants us the right to import, market and sell Heineken® products throughout Canada, and with Miller to brew, market and sell several Miller® brands, and distribute and sell imported Miller® brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster’s Brewing Group Limited, to brew Foster’s Lager® in Canada for sale in Canada and the United States. Lastly, Molson has the right to produce Asahi® for the United States market.

United States (U.S.)

The U.S. segment consists of the production, marketing, and sales of the Coors® and Molson® portfolios of brands in the United States and its territories, its military bases world-wide, Mexico and the Caribbean, Coors Distributing Company, which consists of Company-owned beer distributorships in Colorado and Idaho, and Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC), which are joint ventures consolidated under FIN 46R.

Europe

The Europe segment consists of our production, marketing and sale of the CBL brands, principally in the United Kingdom, our joint venture arrangement relating to the production and distribution of Grolsch® (consolidated under FIN 46R) in the United Kingdom and Republic of Ireland, our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam), and sales of Molson Coors brands in Asia and other export markets.

Corporate

Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these Corporate costs relates to worldwide administrative functions, such as Corporate affairs, legal, human resources, accounting, treasury, and insurance and risk management.

No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Intersegment revenues are insignificant. Following is a reconciliation of amounts shown as income (loss) from continuing operations before income taxes and after minority interests for each segment, to income (loss) from continuing operations before income taxes and income from continuing operations shown on the condensed consolidated statements of operations:

	Thirteen Weeks Ended September 24, 2006
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$514,996	$697,385	$362,801	$1,642	$1,576,824
Income (loss) from continuing operations before income taxes and minority interests	160,349	44,405	32,929	(58,259)	179,424
Minority interests, before taxes	713	4,378	1,711	(1,113)	5,689
Income (loss) before income taxes	$161,062	$48,783	$34,640	$(59,372)	$185,113
Income tax expense					(57,628)
Income before minority interests					127,485
Minority interests					(5,100)
Income from continuing operations					$122,385

	Thirteen Weeks Ended September 25, 2005
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$485,466	$657,860	$381,112	$2,660	$1,527,098
Income (loss) from continuing operations before income taxes and minority interests	129,670	25,639	26,690	(44,122)	137,877
Minority interests, before taxes	1,578	4,369	1,693	(2,749)	4,891
Income (loss) before income taxes	$131,248	$30,008	$28,383	$(46,871)	$142,768
Income tax expense					(7,372)
Income before minority interests					135,396
Minority interests					(4,411)
Income from continuing operations					$130,985

	Thirty-Nine Weeks Ended September 24, 2006
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,340,599	$1,970,438	$998,605	$4,053	$4,313,695
Income (loss) from continuing operations before income taxes and minority interests	345,893	94,546	48,341	(183,346)	305,434
Minority interests, before taxes	3,968	13,359	4,072	(7,348)	14,051
Income (loss) before income taxes	$349,861	$107,905	$52,413	$(190,694)	$319,485
Income tax expense					(45,225)
Income before minority interests					274,260
Minority interests					(12,803)
Income from continuing operations					$261,457

	Thirty-Nine Weeks Ended September 25, 2005
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,120,390	$1,884,815	$1,114,531	$2,660	$4,122,396
Income (loss) from continuing operations before income taxes and minority interests	251,381	112,689	44,622	(184,537)	224,155
Minority interests, before taxes	2,880	10,827	3,675	(3,689)	13,693
Income (loss) before income taxes	$254,261	$123,516	$48,297	$(188,226)	$237,848
Income tax expense					(29,097)
Income before minority interests					208,751
Minority interests					(12,694)
Income from continuing operations					$196,057

4.                 SHARE-BASED PAYMENTS—STOCK OPTIONS, RESTRICTED STOCK AND OTHER STOCK AWARDS

In the first quarter of 2006, we adopted the Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

The revised standard supersedes SFAS 123, “Accounting for Stock-Based Compensation”, which we previously applied (see related discussion in Note 1). The new standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of SFAS 123R on the third quarter of 2006 was an additional expense of $ 0.7 million pretax, $0.5 million after tax, or $0.01 per diluted share. For the thirty-nine weeks ended September 24, 2006, such impact was $5.4 million pretax, $3.8 million after tax, or $0.04 per diluted share. The total share-based compensation expense recognized in the financial statements for the third quarter and first three quarters of 2006 amounted to $7.4 million and $19.9 million, pre-tax, and $5.2 million and $14.0 million, after-tax, respectively. The third quarter after-tax expense consisted of $0.7 million, $1.1million and $3.5 million for stock-options, restricted stock units and performance shares, respectively. The first three quarters of 2006 after-tax expense consisted of $3.1 million, $3.4 million and $7.6 million for stock-options, restricted stock units and performance shares, respectively. Included in the stock option expense were the limited stock appreciation rights amortization and the mark to market adjustment of the stock option floor. Such mark to market adjustment amounted to a $0.2 million expense and a $1.2 million benefit in the thirteen and thirty-nine weeks ended September 24, 2006, respectively, and was included in special charges in the statements of operations. Included in the restricted stock amortization expense was the deferred stock unit amortization of $0.1 million for the thirteen and thirty-nine weeks ended September 24, 2006.  Under the new standard, excess income tax benefits, if any, from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows.

During the first thirty-nine weeks of 2006, we issued the following awards to certain directors, officers, and other eligible employees, pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan: stock options, restricted stock units, performance shares, and limited stock appreciation rights. There were no awards granted under the Company’s Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the first three quarters of 2006, and we are not expecting to grant any new awards under these plans.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of ten years and generally vest over three years.

Restricted stock unit awards are issued at the market value equal to the price of our stock at the date of the grant and generally vest over the period of three years. In the first three quarters of 2006, we granted 181,510 of restricted stock units with the weighted-average market value of $68.68 each.

Performance share awards are earned over the estimated term to achieve projected financial targets established at the time of the grant. Currently, these financial targets are expected to be achieved by the end of our fiscal year 2009 at which point these shares will fully vest. This estimate is subject to future revisions based on the performance levels of the Company. Performance shares are granted at the market value equal to the price of our stock at the date of the grant and have a term of five years. In the first three quarters of 2006, 1,007,461 shares were granted under this plan at the weighted-average market value of $68.98 per share.

On March 21, 2006, the Company issued 150,000 limited stock appreciation rights to one of its key executives. These limited stock appreciation rights entitle the executive to receive shares of the Company’s stock with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed $77.20, and the trading price on the date of the grant, or $70.01 per share. The award cannot be exercised before May 2, 2007 and will fully vest on May 2, 2008. The fair value of this award of $2.15 per limited stock appreciation right as of the date of grant was determined using the Black-Scholes option-pricing model. The total fair value of $0.3 million is being recognized in the statement of operations on a straight-line basis over the remaining vesting period of approximately 2.1 years. The option pricing model includes certain assumptions and estimates. For the assumptions and estimates management used for this award, see the table in the stock option section below.

Non-employee directors of MCBC may receive all or one-half of their annual retainer fee in Company stock by electing to receive deferred stock unit awards under the Directors’ Stock Plan pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan. The deferred stock unit awards are issued at the market value equal to the average day’s price on the date of the grant and generally vest over the annual service period. We granted no deferred stock units during the first three quarters of 2006.

As of September 24, 2006, there were 1,815,619 shares of the Company’s stock available for the issuance of the stock options, restricted stock units, performance shares, limited stock appreciation rights awards and deferred stock units.

The following table illustrates the pro forma effects for the thirteen week and thirty-nine week periods ended September 25, 2005, if the Company followed the fair value provisions of SFAS 123 during such periods:

	Thirteen Weeks	Thirty-Nine Weeks
	Ended	Ended
	September 25, 2005
	(In thousands, except per share data)
Net income, as reported	$108,198	$112,560
Add: total stock-based compensation (income) expense, net of related tax expense (benefits), included in the determination of net income, as reported	(3,661)	9,601
Deduct: total stock-based compensation expense (income) determined under the fair value based method for all awards, net of related tax	407	(31,900)
Pro forma net income	$104,944	$90,261
Earnings per share:
Basic—as reported	$1.27	$1.45
Basic—pro forma	$1.23	$1.17
Diluted—as reported	$1.26	$1.44
Diluted—pro forma	$1.22	$1.16

The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands)
Stock options:
Pre-tax compensation expense (income)	$957	$(4,509)	$4,235	$14,600
Tax (benefit) expense	(289)	288	(1,159)	(8,639)
After-tax compensation expense (income)	$668	$(4,221)	$3,076	$5,961
Restricted stock units:
Pre-tax compensation expense	$1,613	$598	$5,034	$7,052
Tax (benefit)	(519)	(38)	(1,642)	(3,412)
After-tax compensation expense	$1,094	$560	$3,392	$3,640
Peformance shares:
Pre-tax compensation expense	$4,864	$—	$10,618	$—
Tax (benefit)	(1,396)	—	(3,019)	—
After-tax compensation expense	$3,468	$—	$7,599	$—
Total after-tax compensation expense (income)	$5,230	$(3,661)	$14,067	$9,601

Pre-tax compensation income in certain periods shown above is due to income associated with providing an exercise price floor on stock options pursuant the change in control agreements. See Note 5, Special Charges, net.

Stock options outstanding at September 24, 2006, changes during the first three quarters of 2006, and shares available for grant under all of the Company’s plans are presented below:

			Weighted-
			average
			exercise
	Shares		price, per	Remaining
	available for	Outstanding	common	contractual	Aggregate
	grant	options	share	life, in years	intrinsic value
Outstanding as of December 25, 2005	3,382,263	9,205,388	$63.14
Authorized	—	—	$—
Granted	(463,694)	463,694	$68.59
Exercised	—	(621,272)	$53.11
Forfeited	86,021	(484,983)	$70.19
Non-option grants	(1,188,971)	—
Outstanding as of September 24, 2006	1,815,619	8,562,827	$63.76	6.06	$50,370,452
Excercisable at September 24, 2006		7,938,767	$63.51	5.80	$49,445,445

The weighted-average grant date fair values of options granted during the first thirty-nine weeks of 2006 and 2005 were $18.87 and $16.10, respectively. The total intrinsic values of options exercised during the first three quarters of 2006 and 2005 were $10.2 million and $17.5 million, respectively. The fair values of options that vested during the same periods were $16.87 per option in 2006 and $13.90 per option in 2005.

The fair value of each option granted in the first three quarters of 2006 and 2005 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005
Risk-free interest rate	4.48%	4.02%
Dividend yield	1.86%	1.80%
Volatility ranges	24.9% - 30.1%	24.66% - 33.75%
Weighted-average volatility	27.87%	27.07%
Expected term (years)	3.50-7.00	3.50 - 7.00

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

As of September 24, 2006, there was $70.3 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.7 years. During the first thirty-nine weeks of 2006, cash received from stock options exercises was $40.5 million. The total tax benefit to be realized for the tax deductions from these option exercises was $3.7 million.

The summary of activity of unvested restricted stock units and performance shares during the first three quarters of 2006 is presented below:

		Weighted-average
	Shares	grant date fair value
Unvested as of December 25, 2005	138,252	$61.69
Granted	1,188,971	$68.93
Vested	(110)	$69.14
Forfeited	(30,540)	$69.14
Unvested as of September 24, 2006	1,296,573	$68.15

The weighted average price per vested shares was $68.57.

5.                 SPECIAL CHARGES, NET

Largely in connection with the Merger and our related synergy goals, we have incurred net expenses during 2006 and 2005 that warrant special consideration. As such, we have separately classified these costs as special operating charges. By segment, the following items have been recorded as special charges (credits):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands)
U.S.—Memphis brewery accelerated depreciation	$17,160	$10,890	$60,463	$25,301
U.S.—Restructuring and other costs associated with the Memphis brewery closure	5,266	1,225	12,517	4,260
U.S.—Memphis brewery pension withdrawal cost	3,080	25,000	3,080	25,000
U.S.—Insurance recovery—environmental	—	—	(2,408)	—
Europe—Gains on disposals of long-lived assets	—	(2,641)	—	(2,243)
Europe—Restructuring charge	2,357	3,202	12,189	3,203
Europe—Pension curtailment gain	—	—	(5,261)	—
Europe—Other exit costs (gains)	(70)	—	1,245	—
Corporate—(Gain) loss on change in control to Coors executives	660	(4,183)	(701)	40,128
Corporate—Other severance costs for Molson executives	—	—	—	14,555
Corporate—Other costs	—	—	—	4,952
Total charges	$28,453	$33,493	$81,124	$115,156

Canada Segment

The Canada segment restructured its sales and marketing organizations in the fourth quarter of 2005, and recorded $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs.

The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other
employee-related costs
(In thousands)
Balance at December 25, 2005	$3,850
Charges incurred	—
Payments made	(1,490)
Other adjustments	22
Balance at September 24, 2006	$2,382

U.S. Segment

The U.S. segment recognized $25.5 million and $37.1 million of net special charges in the third quarters of 2006 and 2005, respectively, in accordance with a restructuring plan approved by the Company’s board of directors in connection with the closure of our Memphis facility and plans to obtain synergy cost savings at our Golden facility. In the third quarter of 2006, $17.2 million of these charges related to accelerated depreciation, $3.1 million was expensed to increase the estimate of our liability associated with our cost to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $5.2 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis plant was closed and sold during the third quarter of 2006. In the third quarter of 2005, $10.9 million of these charges related to accelerated depreciation, $25.0 million was expensed as the initial estimate of the cost required to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $1.2 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. Charges for accelerated depreciation are larger in 2006 than in 2005 due to reductions in salvage or sales value estimates of the Memphis brewery and acceleration of the plant’s closing date. Retention and severance costs for the Memphis employees were expensed over the service period during which such benefits were earned by the employees.

U.S. segment special charges for the thirty-nine weeks ended September 24, 2006 were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit consistent with the classification of the charge in a previous year. The cash received did not impact our estimated environmental liability associated with this site.

The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and other
	employee-related costs	Closing and other costs	Total
		(In thousands)
Balance at December 25, 2005	$27,600	$—	$27,600
Charges incurred	9,763	4,614	14,377
Payments made	(2,227)	(3,202)	(5,429)
Other adjustments	—	—	—
Balance at September 24, 2006	$35,136	$1,412	$36,548

The liability for severance and other employee-related costs includes a $28.1 million estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our Memphis location. All production from the Memphis location was relocated to a different Company-owned facility or outsourced during the first three quarters of 2006. The Memphis brewery was sold for cash in September 2006 to an investment group led by a former employee. While the terms of the sale are confidential, the cash proceeds received by the Company were not material. The Memphis brewery assets were depreciated to a value that approximated the cash sale price; therefore, any gain or loss from the final disposition of the assets and liabilities associated with Memphis was insignificant. We entered into a general satellite re-distribution agreement with the new Memphis brewery owners to warehouse our products prior to sale to distributors similar to other arrangements throughout the United States. Management believes the terms of the sale of the Memphis plant and the new three-year distribution agreement are at arms-length.

Europe Segment

The Europe segment recognized $2.3 million and $0.6 million of net special charges in the third quarters of 2006 and 2005, respectively. The 2006 charges of $2.3 million were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts. The 2005 net special charges were a result of $3.2 million of employee termination costs, partially offset by $2.6 million of gains on the sale of real estate. Net special charges of $8.2 million were recorded during the thirty-nine weeks ended September 24, 2006 as compared to $1.0 million in charges for the same period of 2005. The 2006 net charges of $8.2 million comprised $12.2 million of employee termination costs associated with the U.K. supply chain and back office restructuring efforts, and $1.3 million of costs associated with exiting the Russia market, offset by a $5.3 million pension curtailment gain. The pension curtailment resulted from changes in the plan and reductions in headcount from restructuring efforts, and its impact is not included in the roll forward of restructuring liabilities summary presented below; rather its impact is discussed in Note 13, Employee Retirement Plans. The 2005 special items were $3.2 million of employee termination costs and $2.2 million of income associated with long-lived assets, consisting of $5.8 million from gains on sales of assets and a one-time development profit on real estate formerly held by the company, offset by asset impairment charges of $3.6 million.

The supply chain and back office restructuring efforts impacted approximately 240 and 110 employees, respectively. Pursuant to the restructuring plan, during the first three quarters of the year, 244 employees terminated employment under the plan. The remaining supply chain terminations are expected through the remainder of 2006, 2007 and 2008 and the back office terminations are expected through the last quarter of 2006. Charges for employee termination costs have, in some cases, been recognized over the course of the employees’ remaining service period if there was a significant period of time between initial notification and termination of employment.

The following summarizes the activity in the Europe segment restructuring accruals:

	Severance and other
	employee-related costs	Closing and other costs	Total
		(In thousands)
Balance at December 25, 2005	$11,035	$—	$11,035
Charges incurred	12,152	456	12,608
Payments made	(19,996)	(487)	(20,483)
Other adjustments	907	31	938
Balance at September 24, 2006	$4,098	$—	$4,098

Corporate Segment

The Corporate segment recognized $0.7 million of special charges in the third quarter of 2006 compared to a $4.2 million special benefit in 2005. The 2006 charges were a result of providing a floor on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger and the associated excise taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement. The 2005 third quarter items reflect $4.5 million of income benefit associated with providing a floor on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger and $0.3 million of other change in control agreement costs.

The Corporate segment recognized a special benefit of $0.7 million and special charges of $59.6 million in the thirty-nine week periods ending September 24, 2006 and September 25, 2005, respectively. The entire 2006 activity was associated with the exercise price floor on stock options and excise taxes to be paid as mentioned above. The 2005 charges were associated with 1) $31.2 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights, 2) $8.8 million were a result of providing an exercise price floor on stock options, 3) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 4) $5.0 million of merger-related costs that did not qualify for capitalization under purchase accounting.

Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors. The Merger, which occurred on February 9, 2005, constituted a change in control of Coors under these agreements. These employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated officers, stock option exercises are subject to a floor market price equal to the price of Coors’ stock on the date of the change of control ($73.50). This provision expires upon exercise or forfeiture of the underlying stock option but no later than February 2010. This potential cash award is recorded as a liability and is marked to market each period with the change in MCBC’s stock price, up to the price at the date of the Merger. We recorded expense of $0.2 million and a benefit of $1.2 million during the thirteen and thirty-nine week periods ended September 24, 2006, respectively, associated with these potential awards, as a result of an increase in our stock price during the first quarter of 2006 and a decrease in our stock price during the second and third quarters of 2006. Such benefit amounted to $4.5 million in the third quarter of 2005 due to an increase in our stock price during that time period. The year-to-date expense amounted to $8.8 million in 2005. The liability for these potential awards was $4.7 million as of September 24, 2006. If the price of the Company’s stock rises to the option floor, it will result in a reduction of this liability. To the extent the Company’s stock price falls below the price on September 24, 2006, additional charges will be necessary. The cost or benefit associated with the stock option exercise price floor is included in the statement of cash flows as share-based compensation as a non-cash increase or decrease to net income in determining cash flows from operating activities.

6.                 OTHER INCOME (EXPENSE), NET

The following summarizes the components in other income (expense):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands)
Gains (losses and impairments) on disposals of long-lived assets	$(139)	$356	$6,674	$(154)
Guarantee re-evaluation related to the Montréal Canadiens	8,984	—	8,984	—
Equity in losses of unconsolidated affiliates, net	(1,532)	(7,609)	(3,689)	(12,357)
(Losses) gains from foreign exchange and derivatives	(1,296)	4,284	(2,829)	8,280
Other, net	404	(3,558)	85	(4,552)
Other income (expense), net	$6,421	$(6,527)	$9,225	$(8,783)

During the thirteen weeks ended September 24, 2006, entities which control and own a majority of the Montréal Canadiens hockey club (the Club) purchased the preferred equity holdings in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club’s debt financing and as a result our financial risk profile improved. We have re-evaluated our risk related to all guarantees that the Company continues to provide, specifically under the NHL Consent Agreement and the Bell Centre land lease guarantees which resulted in an approximate $9.0 million income benefit in the third quarter 2006 associated with the reduction in the value attributable to such guarantee liabilities. Total proceeds coincident with the sale of preferred equity holdings of the Club were Cdn $41.6 million (U.S. $36.5 million). Molson continues to retain a 19.9% common equity interest in the Club as well as Board representation. We will continue to apply the equity method of accounting to our investment in the Club.

The thirty-nine week period ended September 24, 2006 includes a gain on the sale of non-productive, non-operating real estate in our Europe segment which resulted in a gain of $5.1 million.

7.                 INCOME TAXES

Our effective tax rate for the third quarter of 2006 was 31%. We anticipate that our full year 2006 effective tax rate will be in the range of 16% to 20%. Our anticipated full year effective tax rate is lower than the third quarter effective tax rate primarily due to the impact of revaluing our deferred tax assets and liabilities to give effect to a two percentage point reduction in the Canada corporate income tax rate as well as minor changes to two provincial income tax rates that were recognized as a $52.3 million discrete item in the income tax provision in the second quarter of 2006.

Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

For purposes of comparing the third quarter of 2006 effective tax rate to the third quarter of 2005 effective tax rate, the Company elected in the third quarter of 2005 to treat its portion of all past foreign subsidiary earnings as permanently reinvested. Under the accounting guidance of APB 23, “Accounting for Income Taxes-Special Areas” and SFAS 109, “Accounting for Income Taxes” we recorded a discrete tax provision benefit in the third quarter of 2005 totaling $43.5 million, representing the reversal of a previously established deferred tax liability related to our UK subsidiaries. The resulting third quarter of 2005 effective tax rate was 5%.

8.                 DISCONTINUED OPERATIONS

On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. (“Kaiser”), to FEMSA Cerveza S.A. de C.V. (“FEMSA”) for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retain a 15% interest in Kaiser, which we account for under the cost method, and have one seat out of seven on its board. Heineken N.V. remains a 17% equity partner in the Kaiser business. We undertook the sale of Kaiser to allow us to focus on our United States, Canada and Europe markets, and to continue to deliver the cost synergies and other benefits related to the Merger. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil. We have reflected the results of operations, financial position, and cash flows for the Brazil segment in our financial statements as discontinued operations.

The terms of the agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA’s purchase of Kaiser. (See Note 14.) We provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, was $265 million on the date of sale. At the date of sale, we recorded the fair value of this indemnity liability on the balance sheet at $52 million, and it is now stated at $57 million. We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed its full share of all contingent liabilities that had been previously recorded and disclosed by us. We may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. This indemnity was favorably impacted during the third quarter of 2006 as a result of significant payments made by Kaiser under certain tax amnesty programs made available by the Brazilian governmental authorities, resulting in significant credits to MCBC that will be utilized to offset future exposure and an overall reduction in the remaining number of Kaiser’s outstanding tax claims. We recorded this indemnity liability at $43 million as of the date of the sale, and as of September 24, 2006, the liability is stated at $25 million. The reduction in this indemnity liability was the primary reason for the gain presented in the discontinued operations section of the consolidated statement of operations in the third quarter of 2006. The recognition of and changes in the liabilities associated with the indemnifications impacted the loss on the sale of 68% of the business reported in the first three quarters of 2006 and future changes thereto will impact future reported results for discontinued operations. See Note 14, “Contingencies,” for a more detailed discussion of these items as well as a rollforward of the associated liabilities.

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

Results of discontinued operations prior to our sale of 68% of Kaiser had $57.8 million and $149.9 million of net sales and $2.3 million and $83.5 million of pre-tax losses during the thirty-nine weeks ended September 24, 2006 and September 25, 2005, respectively. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, since we reported Kaiser’s results one month in arrears. The 2005 period included the period between February 9, 2005 (the date of the Merger) and August 31, 2005, again due to our reporting Kaiser one month in arrears in 2005. The accounting for our ownership interest in Kaiser changed after the reduction in our stake in January 2006, resulting in a loss of $2.8 million, and current and future accounting for our interest under the cost method. As such, Kaiser’s results of operations were not included in our consolidated statement of operations for the thirteen weeks ended September 24, 2006, whereas sales of $69.8 million and pre-tax losses of $22.8 million were recorded in our consolidated results of operations for the corresponding thirteen weeks ended September 25, 2005. The pre-tax gain from discontinued operations of $19.7 million ($13.4 million after-tax) for the thirteen weeks ended September 24, 2006 relate to adjustments to indemnity liabilities, including the impacts of foreign exchange and accretion of interest expense on the indemnity guarantee obligations recorded at their present value on the date of the sale of our majority interest in Kaiser discussed above. There was a pre-tax gain from discontinued operations of $11.6 million ($5.4 million after-tax) for the thirty-nine weeks ended September 24, 2006 which resulted from adjustments to the indemnity liabilities.

The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Loss from operations of Kaiser prior to sale(1)	$—	$(22,787)	$(2,293)	$(83,497)
Loss on sale of 68% of Kaiser	—	—	(2,797)	—
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense	13,409	—	5,417	—
Gain (loss) from discontinued operations, tax effected	$13,409	$(22,787)	$327	$(83,497)

(1)          Due to the operating losses incurred by Kaiser, there was no income tax impact on Kaiser’s losses from operations.

Included in current and non-current assets of discontinued operations on the balance sheet are $6.5 million and $6.8 million, respectively, of deferred tax assets associated with these indemnity liabilities. In addition to the indemnity liabilities discussed above, current liabilities of discontinued operations include current tax liabilities of $19.7 million.

9.                 EARNINGS PER SHARE (EPS)

Basic income per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock awards and deferred stock awards, calculated using the treasury stock method. The following summarizes the effect of dilutive securities on earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income	$135,794	$108,198	$261,784	$112,560
Weighted average shares for basic EPS	86,160	85,323	85,933	77,405
Effect of dilutive securities:
Stock options granted to employees	528	442	508	519
Restricted stock excluded from basic EPS	95	135	55	135
Weighted average shares for diluted EPS	86,783	85,900	86,496	78,059
Basic income (loss) per share:
From continuing operations	$1.42	$1.54	$3.04	$2.53
From discontinued operations	0.16	(0.27)	0.01	(1.08)
Basic income per share	$1.58	$1.27	$3.05	$1.45
Diluted income (loss) per share:
From continuing operations	$1.41	$1.52	$3.02	$2.51
From discontinued operations	0.15	(0.26)	0.01	(1.07)
Diluted income per share	$1.56	$1.26	$3.03	$1.44
Dividends per share	$0.32	$0.32	$0.96	$0.96

Anti-dilutive securities totaling 4.0 million and 5.6 million in the thirteen weeks and 4.3 million and 4.0 million in the thirty-nine weeks ended September 24, 2006 and September 25, 2005, respectively, were not included in our calculation due to the fact that the stock options’ exercise prices were greater than the average market price of the common shares or were anti-dilutive due to the impact of unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method with our implementation of SFAS 123R, “Share-Based Payment.” Windfall tax benefits or shortfalls, calculated pursuant to the provisions of SFAS 123R, are included as a component of the assumed proceeds calculation using the treasury stock method. We calculated this by multiplying in-the-money options outstanding by a dollar amount derived by calculating the current average market price less the grant price less the Black-Scholes fair value amount. This product was multiplied by the appropriate tax rate. We have thus far not elected the short-cut method as allowed by SFAS 123R and its interpretations.

Outstanding performance stock awards, totaling 979,261 on September 24, 2006, were also excluded from dilutive shares in accordance with SFAS 128, “Earnings per Share”, as all necessary conditions required to be satisfied (outlined in Note 4) have not been met as of quarter-end. There was no such performance awards issued or outstanding prior to 2006.

10.          VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46R “Consolidation of Variable Interest Entities (Revised December 2003)—An Interpretation of ARB 51” (FIN 46R) expands the scope of ARB 51 and can require consolidation of “variable interest entities (VIEs).” Once an entity is determined to be a VIE, the party with the controlling financial interest in the VIE, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. Accordingly, we have consolidated the following four joint ventures for all periods presented: Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), Brewers’ Retail Inc. (BRI) (effective with the Merger on February 9, 2005) and Grolsch (U.K.) Limited (Grolsch).

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 24, 2006			September 25, 2005
	Total Assets	Revenues	Pre-tax income	Total Assets	Revenues	Pre-tax income
	(In thousands)			(In thousands)
RMMC(1)	$90,035	$66,391	$4,512	$84,345	$58,376	$3,879
RMBC(1)	$43,125	$23,539	$3,898	$51,516	$22,652	$4,665
BRI(2)	$383,012	$67,140	$19	$338,234	$62,550	$—
Grolsch(1)	$29,624	$22,251	$3,206	$27,648	$24,935	$3,548

(1)          Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)          Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include Company beer sales sold to the consumers through BRI.

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2006			September 25, 2005
	Total Assets	Revenues	Pre-tax income	Total Assets	Revenues	Pre-tax income
	(In thousands)			(In thousands)
RMMC(1)	$90,035	$183,919	$12,308	$84,345	$166,726	$8,656
RMBC(1)	$43,125	$71,971	$13,646	$51,516	$68,158	$12,409
BRI(2)	$383,012	$199,013	$136	$338,234	$118,646	$—
Grolsch(1)	$29,624	$54,491	$7,998	$27,648	$53,238	$7,667

(1)          Substantially all such sales are made to the Company, and as such, are eliminated in consolidation.

(2)          BRI results in 2005 are included from February 9, 2005, the date of the Merger through August 28, 2005 (due to BRI’s results being reported one month in arrears). Revenues reflect service charge revenues earned by BRI from the sale of products to the consumer; amount does not include Company beer sales sold to the consumers through BRI.

Trigen

In 1995, we sold a power plant located at the Golden brewery to Trigen-Nations Colorado LLP, including nearly all the fixed assets necessary to produce energy for the Golden brewery operations. All output from the power plant is sold to CBC at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R. We incurred net expenses of $9.2 million and $9.0 million for the thirteen weeks ended September 24, 2006 and September 25, 2005, respectively, and $31.2 million and $26.3 million for the thirty-nine weeks then ended, respectively, under our agreement with Trigen.

11.          GOODWILL AND OTHER INTANGIBLES

The following table presents details of our intangible assets, other than goodwill, as of September 24, 2006:

			Accumulated
	Useful life	Gross	amortization	Net
	(Years)		(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$293.9	$(87.4)	$206.5
Distribution rights	2 - 14	351.3	(94.7)	256.6
Patents and technology and distribution channels	3 - 10	31.3	(16.5)	14.8
Other	5 - 34	14.2	(9.6)	4.6
Intangible assets not subject to amortization:
Brands	Indefinite	3,152.1	—	3,152.1
Pension	N/A	16.7	—	16.7
Distribution networks	Indefinite	905.0	—	905.0
Other	Indefinite	28.1	—	28.1
Total		$4,792.6	$(208.2)	$4,584.4

The following table presents details of our intangible assets, other than goodwill, as of December 25, 2005:

			Accumulated
	Useful life	Gross	amortization	Net
	(Years)		(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$275.5	$(64.5)	$211.0
Distribution rights	2 - 14	329.4	(54.2)	275.2
Patents and technology and distribution channels	3 - 10	28.6	(13.3)	15.3
Other	5 - 34	14.2	(9.3)	4.9
Intangible assets not subject to amortization:
Brands	Indefinite	3,004.6	—	3,004.6
Pension	N/A	16.0	—	16.0
Distribution networks	Indefinite	867.8	—	867.8
Other	Indefinite	28.5		28.5
Total		$4,564.6	$(141.3)	$4,423.3

The incremental change in the gross carrying amounts of intangibles from December 25, 2005 to September 24, 2006 is primarily due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

SFAS 142 “Goodwill and Other Intangibles Assets” stipulates that we are required to perform goodwill and indefinite- lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impartment testing under SFAS 142 during the third quarter of 2006 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

Certain distribution rights intangibles subject to amortization are based upon licensing agreements with other brewers for the production and/or distribution of their products. We received notification from the Foster’s Group (Foster’s) during the fourth quarter 2006 that they intend to terminate our U.S. production agreement in this respect, effective in the fourth quarter of 2007. A termination of this contract could result in an impairment of a significant portion of our distribution right intangible associated with the Foster’s intangible, which has a carrying value of approximately $26.9 million at September 24, 2006. Molson has communicated to Foster’s that we believe the termination notice to be ineffective. As discussed in Note 14, “Contingencies,” Miller Brewing Company (Miller) has sued us to invalidate our brewing and distribution license agreement, which we are contesting. A termination or renegotiation of this agreement could similarly result in an impairment of our distribution right intangible associated with the Miller brand.

Based on foreign exchange rates as of September 24, 2006, the estimated future amortization expense of finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2006—remaining	$19.1
2007	$76.4
2008	$76.4
2009	$70.2
2010	$52.3

Amortization expense of intangible assets was $18.6 million and $55.7 million for the thirteen and thirty-nine weeks ended September 24, 2006 and $17.4 million and $43.8 million for the thirteen and thirty-nine weeks ended September 25, 2005, respectively.

The following summarizes the change in goodwill for the thirty-nine weeks ended September 24, 2006 (in millions):

Balance at December 25, 2005	$2,871.3
Final purchase accounting adjustments related to Merger with Molson, Inc.	(20.9)
Impact of currency exchange	168.5
Balance at September 24, 2006	$3,018.9

We completed the allocation of the purchase price related to the Merger with Molson, Inc. during the first quarter of 2006. The final adjustments were related to an increase in intangible assets and a reduction in the fair values of certain liabilities assumed in the Merger, and related deferred tax adjustments.

As of September 24, 2006, goodwill was allocated between our reportable segments as follows:

Segment	Amount
(In millions)
Canada	$803.7
United States	1,345.8
Europe	869.4
Consolidated	$3,018.9

12.          DEBT AND OTHER CREDIT ARRANGEMENTS

During the thirteen-weeks ended September 24, 2006, we repaid $180.6 million of our outstanding commercial paper balance that is reported as short-term borrowings, reducing our remaining balance of commercial paper borrowings to $61.2 million at September 24, 2006. Total commercial paper borrowings outstanding at December 25, 2005 were $167.4 million. In addition, we paid off the remaining balance on the $1.4 billion revolving multicurrency bank credit facility that had an outstanding balance of $162.7 million at December 25, 2005. In August 2006, the available amount of the $1.4 billion revolving multicurrency bank credit facility was reduced to $750 million and the expiration date was extended to August 2011. At September 24, 2006, there were no borrowings outstanding against the facility. There were no other significant changes in our short or long-term borrowings.

13.          EMPLOYEE RETIREMENT PLANS

The Company offers retirement plans in the United States, Canada and the United Kingdom that cover substantially all of its employees. Additionally, the Company offers other postretirement benefits to the majority of its U.S. and Canadian employees. The Company’s net periodic pension costs under retirement plans and other postretirement benefits are as follows:

	Thirteen Weeks Ended September 24, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$8,272	$4,915	$8,816	$22,003
Interest cost	20,862	13,654	26,412	60,928
Expected return on plan assets	(25,939)	(16,063)	(36,267)	(78,269)
Amortization of prior service cost (benefit)	314	11	(1,524)	(1,199)
Amortization of net loss	—	4,732	1,566	6,298
Less expected participant contributions	(901)	—	(2,458)	(3,359)
Net periodic pension cost (benefit)	$2,608	$7,249	$(3,455)	$6,402
Other Postretirement Benefits
Service cost—benefits earned during the period	$1,763	$784	$—	$2,547
Interest cost on projected benefit obligation	3,192	1,846	—	5,038
Amortization of prior service cost	26	52	—	78
Recognized net actuarial loss	207	711	—	918
Net periodic postretirement benefit cost	$5,188	$3,393	$—	$8,581

	Thirteen Weeks Ended September 25, 2005
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$6,311	$5,223	$9,372	$20,906
Interest cost	18,977	13,344	27,270	59,591
Expected return on plan assets	(20,278)	(15,016)	(33,685)	(68,979)
Amortization of prior service cost	—	1,366	—	1,366
Amortization of net loss	—	4,277	1,255	5,532
Less expected participant contributions	(961)	—	(2,775)	(3,736)
Net periodic pension cost	$4,049	$9,194	$1,437	$14,680
Other Postretirement Benefits
Service cost—benefits earned during the period	$1,318	$507	$—	$1,825
Interest cost on projected benefit obligation	2,458	1,524	—	3,982
Amortization of prior service cost	—	(188)	—	(188)
Recognized net actuarial loss	—	448	—	448
Net periodic postretirement benefit cost	$3,776	$2,291	$—	$6,067

	Thirty-Nine Weeks Ended September 24, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$24,564	$14,745	$27,597	$66,906
Interest cost	61,873	40,962	75,173	178,008
Expected return on plan assets	(76,806)	(48,189)	(103,643)	(228,638)
Amortization of prior service cost (benefit)	1,160	33	(4,603)	(3,410)
Amortization of net loss	—	14,196	8,892	23,088
Less expected participant contributions	(2,667)	—	(7,389)	(10,056)
Net periodic pension cost (benefit)	$8,124	$21,747	$(3,973)	$25,898
Other Postretirement Benefits
Service cost—benefits earned during the period	$5,217	$2,352	$—	$7,569
Interest cost on projected benefit obligation	9,443	5,538	—	14,981
Amortization of prior service cost	53	156	—	209
Recognized net actuarial loss	612	2,133	—	2,745
Net periodic postretirement benefit cost	$15,325	$10,179	$—	$25,504

	Thirty-Nine Weeks Ended September 25, 2005
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$16,151	$15,669	$28,116	$59,936
Interest cost	48,573	40,032	81,810	170,415
Expected return on plan assets	(51,902)	(45,048)	(101,055)	(198,005)
Amortization of prior service cost	—	4,098	—	4,098
Amortization of net loss	—	12,831	3,765	16,596
Less expected participant contributions	(2,459)	—	(8,325)	(10,784)
Net periodic pension cost	$10,363	$27,582	$4,311	$42,256
Other Postretirement Benefits
Service cost—benefits earned during the period	$3,372	$1,521	$—	$4,893
Interest cost on projected benefit obligation	6,293	4,572	—	10,865
Amortization of prior service cost	—	(564)	—	(564)
Recognized net actuarial loss	—	1,344	—	1,344
Net periodic postretirement benefit cost	$9,665	$6,873	$—	$16,538

During the third quarter of 2006, contributions paid to the defined benefit plans were $18.8 million, $10.1 million and $6.8 million for the Canada, U.S. and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first three quarters of 2006 were $76.1 million, $20.0 million and $19.6 million for the Canada, U.S. and U.K. plans, respectively. Expected total fiscal year 2006 contributions to Canada, U.S. and U.K. defined benefits plans combined for 2006 are approximately $170 million.

U.K. Plan Curtailment

As a result of employee restructuring activities associated with the Europe segment supply chain operations, a pension curtailment was recognized in the second quarter of 2006. The curtailment triggered a significant event that resulted in the re-measurement of the pension assets and liabilities as of April 30, 2006. The table below represents the projected benefit obligation and the funded status as of the curtailment measurement date of April 30, 2006, and the changes in their status from December 25, 2005, for the U.K. plan.

As a result of the curtailment, a gain of $5.3 million was recognized and presented as a special item in the statement of operations in the second quarter of 2006. This gain arose from the reduction in estimated future working lifetimes of plan participants resulting in the acceleration of the recognition of the prior service benefit. This prior service benefit was generated by plan changes in previous years and was deferred on the balance sheet and amortized into earnings over the then-expected working lifetime of plan participants of approximately 10 years. In addition, this curtailment event required a remeasurement of the projected benefit obligation and plan assets, which resulted in an $11.8 million reduction in the projected benefit obligation at April 30, 2006, as shown below, which was recognized in other comprehensive income in the second quarter of 2006.

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

Pension expense for the U.K. plan was actuarially calculated for the remainder of 2006, following the curtailment using data available as of the measurement date of April 30, 2006. Assumptions as of December 25, 2005, were applied to related balance sheet amounts as of that date and for the pension expense through April 30, 2006. The table below details assumptions applied to our accounting for the U.K. pension plan as of the last two measurement dates.

	U.K. plan
	April 30, 2006	December 25, 2005
Weighted average assumptions:
Settlement discount rate	5.15%	4.75%
Rate of compensation increase	4.25%	4.00%
Expected return on plan assets	7.80%	7.80%
Price inflation rate	2.75%	2.50%

14.          CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, net of $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser and have one seat out of seven on its board. The terms of the agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. Any potential liabilities associated with these exposures were considered less than probable during 2005, and therefore no associated reserves were recorded in 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, was $265 million on the date of sale. On the date of sale, the fair value of this indemnity liability on the balance sheet was $52 million, and it is now stated at $57 million, $3 million of which was classified as a current liability and $54 million of which was classified as non-current. Our initial fair value estimates accounted for the possibility that we could have been required to pay the full amount of the exposure in a future year but that a majority of the amounts paid would be recovered in subsequent years through Brazil’s legal system. Our fair value estimates also considered, through probability-weighted scenarios, the possibility that we would never have to pay any amounts associated with this exposure. We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. This indemnity was favorably impacted during the third quarter of 2006 as a result of significant payments made by Kaiser under certain tax amnesty programs made available by the Brazilian governmental authorities, resulting in significant credits to MCBC that could be utilized to offset future exposures and an overall reduction in the remaining number of Kaiser’s outstanding tax claims. We recorded the fair value of the total tax, civil and labor indemnity liability on our balance sheet at $43 million on the date of sale, and it is recorded at $25 million as of September 24, 2006, $16 million of which is classified as a current liability and $9 million of which is classified as non-current. Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which will occur during the first half of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

As a result of the sale of 68% of Kaiser on January 13, 2006, the indemnity liabilities were first reported as of March 26, 2006. The table below provides a summary of contingency reserve balances from March 26, 2006 through September 24, 2006:

	Purchase tax credits	Tax, civil and labor	Total indemnity
	indemnity reserve	indemnity reserve	reserves
	(In thousands)
Balance at March 26, 2006	$52,397	$42,910	$95,307
Foreign exchange	(704)	(875)	(1,579)
Changes to liability estimates	5,316	(16,985)	(11,669)
Tax and other adjustments	(303)	(248)	(551)
Balance at September 24, 2006	$56,706	$24,802	$81,508

Current liabilities of discontinued operations also include current tax liabilities of $19.7 million.

Montréal Canadiens

Molson owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the Club) and, prior to June 30, 2006, Molson also owned a preferred interest, redeemable in 2009. On June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson. Subsequent to the transaction, Molson still retains 19.9% common equity interest in the Club, as well as Board representation at the Club and related entities.

Also, coincident with the transaction, Molson was released from a direct guarantee of the Club’s debt financing. The shareholders of the Club (the majority owner and Molson) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders’ agreement. In addition, Molson continues to be a guarantor of the majority owner’s obligations under a land lease. We have evaluated our reduced risk exposure related to these financial guarantees and have adjusted the recorded fair values of these guarantees accordingly. (See Note 6.)

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

The Company was contacted in 2005 by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company’s financial results for the first quarter of 2005 and other information. The SEC has advised the Company that this inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, nor should it be considered a reflection upon any person, entity or security. The Company is cooperating with the inquiry.

The Company was also contacted in 2005 by the New York Stock Exchange (the Exchange). The Exchange has requested information in connection with events leading up to the Company’s earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company is cooperating with the inquiry.

On July 20, 2005, the Ontario Securities Commission requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company is cooperating with the inquiry.

In early October of 2006, the Audit Committee of the Company’s Board of Directors concluded its investigation of whether a complaint that it received in the third quarter of 2005 had any merit. The complaint related primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company’s Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders and sales of the Company’s common stock in connection with exercise of stock options by the Company’s chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. The Audit Committee’s independent counsel, which was retained to assist in conducting the investigation, reviewed and discussed with the staff of the SEC the various findings of an approximately 12-month long investigation conducted by the independent counsel. The Audit Committee determined, after thoroughly reviewing the facts, and in consultation with its independent counsel, to conclude the investigation. In concluding the investigation, the Audit Committee determined that the various matters referred to in the complaint were without merit.

In December 2005, Miller Brewing Company (Miller) sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada to be the sole distributor of Miller® products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations and violations of the Agreement’s confidentiality provisions. Miller also claims that the Agreement’s purposes have been frustrated as a result of the Merger. The Company intends to vigorously defend this lawsuit and has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect.

Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. Several of the lawsuits have been dismissed and are on appeal. There have been no appellate decisions. We will vigorously defend these cases, and it is not possible at this time to estimate the possible loss or range of loss, if any, in these lawsuits.

CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most aspects of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL has filed an appeal against the employment appeal tribunal’s judgment on two grounds. We have estimated the cost of this contingency, if upheld, to be approximately $1.0 million, which was recorded as a reserve in 2005. If the award were applied to other groups of employees, the potential loss could be higher.

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

We are one of a number of entities named by the Environmental Protection Agency (EPA) as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver) and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.

Waste Management provides us with updated annual cost estimates through 2032. We reviewed these cost estimates, in the assessment of our accrual related to this issue. We use certain assumptions that differ from Waste Management’s estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our best estimates available.

The assumptions used are as follows:

•       trust management costs are included in projections with regard to the $120 million threshold, but are expensed only as incurred;

•       income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120 million threshold;

•       a 2.5% inflation rate for future costs, and

•       certain operations and maintenance costs were discounted using a 4.60% risk-free rate of return.

Based on these assumptions, the present value and gross amount of the costs at September 24, 2006 are approximately $3.7 million and $5.9 million, respectively. Accordingly, we believe that the existing liability is adequate as of September 24, 2006. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

In October 2006 we were notified by the EPA that we are a potentially responsible party (PRP), along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson’s former non-beer business operations, which were discontinued and sold in the mid-1990’s prior to the merger with Coors, were involved at this site. We are required to respond to the EPA during the fourth quarter of 2006 as to whether or not we intend to participate with them and other PRP’s in the remediation of the site. We are not yet able to estimate any potential liability associated with this site.

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

15.          CHANGES IN OTHER COMPREHENSIVE INCOME

The following summarizes the components in other comprehensive income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(In thousands)
Net income	$135,794	$108,198	$261,784	$112,560
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	66,094	168,450	260,599	144,694
Minimum pension liability	(114)	2,789	49,152	8,431
Unrealized gain (loss) on derivative instruments, net of tax	12,397	(13,238)	5,623	(17,633)
Reclassification adjustment—derivative instruments, net of tax	466	(2,666)	(4,626)	(8,810)
Other Comprehensive income	$214,637	$263,533	$572,532	$239,242

The Canadian dollar strengthened against the U.S. dollar during the first nine months of 2006, thereby increasing our Canada segment’s assets as stated in U.S. dollars and resulting in an increase in other comprehensive income through foreign currency translation adjustments. Although the British pound strengthened compared to the U.S. dollar in the third quarter by 5%, it weakened by 2% for the comparative thirty-nine week period in 2005. This compares to the more favorable Canadian dollar impact of 7% and 7% for the comparative thirteen and thirty-nine week periods last year, respectively. As the European segment’s asset balance is less than half of that of Canada, the translation adjustment is more reflective of the weaker U.S. dollar versus the Canadian dollar. The curtailment of the U.K. pension plan discussed in Note 13 also resulted in a benefit to other comprehensive income through the minimum pension liability.

16.          SUPPLEMENTAL GUARANTOR INFORMATION

In 2002, our wholly-owned subsidiary, CBC (2002 Issuer), completed a placement of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor), Molson Coors Capital Finance ULC and certain domestic subsidiaries (Subsidiary Guarantors). The guarantees are full and unconditional and joint and several. A significant amount of the 2002 Issuer’s income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the 2002 Issuer’s debt service obligations are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements and those of certain domestic subsidiaries, could limit the 2002 Issuer’s ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

On September 22, 2005, our wholly-owned subsidiary, Molson Coors Capital Finance ULC (2005 Issuer), completed a private placement of approximately $1.1 billion principal amount of Senior notes due as follows:

•       U.S. $300 million 4.85% notes due 2010

•       Cdn $900 million 5.00% notes due 2015

The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and certain domestic subsidiaries, including 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuer’s debt service obligations are provided in large part by distributions or advances from MCBC’s other subsidiaries, including Molson, a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuer’s ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

The following information sets forth our Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 24, 2006, and September 25, 2005, our Condensed Consolidating Balance Sheets as of September 24, 2006, and December 25, 2005, and our Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 24, 2006, and September 25, 2005. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

Consolidated stockholders’ equity derives from MCBC, which is the Parent Guarantor, and from Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which Canadian resident holders received in the Merger.

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 24, 2006
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Sales	$—	$714,111	$—	$44,488	$1,368,053	$—	$2,126,652
Excise taxes	—	(108,038)	—	(621)	(441,169)	—	(549,828)
Net sales	—	606,073	—	43,867	926,884	—	1,576,824
Cost of goods sold	21	(384,967)	—	(36,322)	(486,037)	—	(907,305)
Equity in subsidiary earnings	167,979	199,709	—	—	—	(367,688)	—
Gross profit	168,000	420,815	—	7,545	440,847	(367,688)	669,519
Marketing, general and administrative expenses	(15,206)	(190,588)	—	(5,365)	(222,947)	—	(434,106)
Special charges, net	(660)	(25,506)	—	—	(2,287)	—	(28,453)
Operating income	152,134	204,721	—	2,180	215,613	(367,688)	206,960
Interest (expense), income net	(531)	(15,999)	(13,799)	224	1,837	—	(28,268)
Other income, (expense) net	313	(34,273)	—	(979)	41,360	—	6,421
Income (loss) from continuing operations before income taxes	151,916	154,449	(13,799)	1,425	258,810	(367,688)	185,113
Income tax (expense) benefit	(9,863)	13,530	—	136	(61,431)	—	(57,628)
Income (loss) from continuing operations before minority interests	142,053	167,979	(13,799)	1,561	197,379	(367,688)	127,485
Minority interests in net income of consolidated entities	—	—	—	—	(5,100)	—	(5,100)
Income (loss) from continuing operations	142,053	167,979	(13,799)	1,561	192,279	(367,688)	122,385
(Loss) gain from discontinued operations, net of tax	(6,259)	—	—	—	19,668	—	13,409
Net income (loss)	$135,794	$167,979	$(13,799)	$1,561	$211,947	$(367,688)	$135,794

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2005
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Sales	$—	$671,189	$—	$48,463	$1,348,665	$—	$2,068,317
Excise taxes	—	(103,517)	—	(972)	(436,730)	—	(541,219)
Net sales	—	567,672	—	47,491	911,935	—	1,527,098
Cost of goods sold	1,312	(397,370)	—	(38,192)	(448,253)	—	(882,503)
Equity in subsidiary earnings	106,910	181,819	—	—	—	(288,729)	—
Gross profit	108,222	352,121	—	9,299	463,682	(288,729)	644,595
Marketing, general and administrative expenses	1,664	(197,140)	—	(5,204)	(229,818)	—	(430,498)
Special credits (charges), net	4,509	(37,446)	—	—	(556)	—	(33,493)
Operating income	114,395	117,535	—	4,095	233,308	(288,729)	180,604
Interest (expense) income, net	(8,888)	6,316	(7,958)	11,001	(31,780)	—	(31,309)
Other income (expense), net	4,205	(27,289)	—	44,827	(28,270)	—	(6,527)
Income (loss) from continuing operations before income taxes	109,712	96,562	(7,958)	59,923	173,258	(288,729)	142,768
Income tax (expense) benefit	(1,514)	10,348	780	(3,875)	(13,111)	—	(7,372)
Income (loss) from continuing operations before minority interests	108,198	106,910	(7,178)	56,048	160,147	(288,729)	135,396
Minority interests in net income of consolidated entities	—	—	—	—	(4,411)	—	(4,411)
Income (loss) from continuing operations	108,198	106,910	(7,178)	56,048	155,736	(288,729)	130,985
Loss from discontinued operations, net of tax	—	—	—	—	(22,787)	—	(22,787)
Net income (loss)	$108,198	$106,910	$(7,178)	$56,048	$132,949	$(288,729)	$108,198

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Sales	$—	$2,018,191	$—	$120,818	$3,661,636	$—	$5,800,645
Excise taxes	—	(302,603)	—	(1,698)	(1,182,649)	—	(1,486,950)
Net sales	—	1,715,588	—	119,120	2,478,987	—	4,313,695
Cost of goods sold	21	(1,087,237)	—	(98,641)	(1,368,092)	—	(2,553,949)
Equity in subsidiary earnings	366,475	488,742	—	—	—	(855,217)	—
Gross profit	366,496	1,117,093	—	20,479	1,110,895	(855,217)	1,759,746
Marketing, general and administrative expenses	(37,335)	(572,635)	—	(16,630)	(644,645)	—	(1,271,245)
Special credits (charges), net	701	(73,652)	—	—	(8,173)	—	(81,124)
Operating income	329,862	470,806	—	3,849	458,077	(855,217)	407,377
Interest (expense) income, net	(590)	(49,542)	(41,083)	284	(6,186)	—	(97,117)
Other income (expense), net	132	(32,047)	—	(2,005)	43,145	—	9,225
Income (loss) from continuing operations before income taxes	329,404	389,217	(41,083)	2,128	495,036	(855,217)	319,485
Income tax (expense) benefit	(61,223)	(22,742)	—	(1,756)	40,496	—	(45,225)
Income (loss) from continuing operations before minority interests	268,181	366,475	(41,083)	372	535,532	(855,217)	274,260
Minority interests in net income of consolidated entities	—	—	—	—	(12,803)	—	(12,803)
Income (loss) from continuing operations	268,181	366,475	(41,083)	372	522,729	(855,217)	261,457
(Loss) gain from discontinued operations, net of tax	(6,397)	—	—	—	6,724	—	327
Net income (loss)	$261,784	$366,475	$(41,083)	$372	$529,453	$(855,217)	$261,784

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2005
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Sales	$—	$1,930,533	$—	$118,090	$3,481,076	$—	$5,529,699
Excise taxes	—	(295,665)	—	(1,654)	(1,109,984)	—	(1,407,303)
Net sales	—	1,634,868	—	116,436	2,371,092	—	4,122,396
Cost of goods sold	1,312	(1,048,745)	—	(93,865)	(1,326,450)	—	(2,467,748)
Equity in subsidiary earnings	119,973	240,033	—	—	—	(360,006)	—
Gross profit	121,285	826,156	—	22,571	1,044,642	(360,006)	1,654,648
Marketing, general and administrative expenses	1,554	(566,374)	—	(16,450)	(632,997)	—	(1,214,267)
Special charges, net	(19,390)	(84,303)	—	—	(11,463)	—	(115,156)
Operating income	103,449	175,479	—	6,121	400,182	(360,006)	325,225
Interest (expense) income, net	(114)	(5,136)	(15,907)	11,061	(68,498)	—	(78,594)
Other income (expense), net	7,571	(77,161)	—	126,231	(65,424)	—	(8,783)
Income (loss) from continuing operations before income taxes	110,906	93,182	(15,907)	143,413	266,260	(360,006)	237,848
Income tax benefit (expense)	1,654	26,791	2,902	(26,163)	(34,281)	—	(29,097)
Income (loss) from continuing operations before minority interests	112,560	119,973	(13,005)	117,250	231,979	(360,006)	208,751
Minority interests in net income of consolidated entities	—	—	—	—	(12,694)	—	(12,694)
Income (loss) from continuing operations	112,560	119,973	(13,005)	117,250	219,285	(360,006)	196,057
Loss from discontinued operations, net of tax	—	—	—	—	(83,497)	—	(83,497)
Net income (loss)	$112,560	$119,973	$(13,005)	$117,250	$135,788	$(360,006)	$112,560

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 24, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,056	$1,675	$32	$4,938	$171,436	$—	$179,137
Accounts receivable, net	—	96,995	—	10,319	549,225	—	656,539
Other receivables, net	992	47,142	162	885	90,812	—	139,993
Total inventories, net	—	109,181	—	5,544	224,696	—	339,421
Other assets, net	—	53,737	—	1,518	55,575	—	110,830
Deferred tax assets	37,743	19,142	—	455	(37,214)	—	20,126
Discontinued operations	—	—	—	—	6,458	—	6,458
Total current assets	39,791	327,872	194	23,659	1,060,988	—	1,452,504
Properties, net	10,779	846,703	—	19,070	1,527,157	—	2,403,709
Goodwill	—	11,387	—	22,188	2,985,364	—	3,018,939
Other intangibles, net	—	23,571	—	10,477	4,550,362	—	4,584,410
Net investment in and advances to subsidiaries	5,479,391	7,712,475	—	—	—	(13,191,866)	—
Deferred tax assets	424,996	60,040	—	67,911	(467,823)	—	85,124
Other assets	10,913	26,191	6,237	1,046	188,815	—	233,202
Discontinued operations	(138)	—	—	—	6,975	—	6,837
Total assets	$5,965,732	$9,008,239	$6,431	$144,351	$9,851,838	$(13,191,866)	$11,784,725
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$999	$180,321	$—	$3,741	$184,386	$—	$369,447
Accrued expenses and other liabilities	53,560	300,657	760	6,320	947,285	—	1,308,582
Deferred tax liabilities	45,437	—	—	(2)	106,426	—	151,861
Short-term borrowings and current portion of long-term debt	—	62,856	(201)	—	5,262	—	67,917
Discontinued operations	6,259	—	—	—	32,381	—	38,640
Total current liabilities	106,255	543,834	559	10,059	1,275,740	—	1,936,447
Long-term debt	—	848,508	1,103,693	—	224,769	—	2,176,970
Deferred tax liabilities	398,378	80,453	—	356	142,184	—	621,371
Other liabilities	8,315	518,409	20,862	—	521,476	—	1,069,062
Discontinued operations	—	—	—	—	62,616	—	62,616
Total liabilities	512,948	1,991,204	1,125,114	10,415	2,226,785	—	5,866,466
Minority interests	—	—	—	—	46,514	—	46,514
Total stockholders’ equity	5,452,784	7,017,035	(1,118,683)	133,936	7,578,539	(13,191,866)	5,871,745
Total liabilities and stockholders’ equity	$5,965,732	$9,008,239	$6,431	$144,351	$9,851,838	$(13,191,866)	$11,784,725

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$998	$1,269	$31	$5,575	$31,540	$—	$39,413
Accounts receivable, net	—	88,456	—	8,744	602,377	—	699,577
Other receivables, net	9,085	39,772	3,759	(1,024)	78,531	—	130,123
Total inventories, net	—	102,765	—	7,890	204,070	—	314,725
Other assets, net	—	37,540	—	369	75,238	—	113,147
Deferred tax assets	(159)	19,142	—	455	689	—	20,127
Discontinued operations	—	—	—	—	151,130	—	151,130
Total current assets	9,924	288,944	3,790	22,009	1,143,575	—	1,468,242
Properties, net	2,287	801,833	—	19,439	1,482,002	—	2,305,561
Goodwill	—	11,386	—	20,513	2,839,421	—	2,871,320
Other intangibles, net	—	23,799	—	10,426	4,389,099	—	4,423,324
Net investment in and advances to subsidiaries	4,712,614	7,176,432	—	—	—	(11,889,046)	—
Deferred tax assets	2,480	107,246	—	67,703	(115,818)	—	61,611
Other assets	10,385	34,768	6,632	987	188,172	—	240,944
Discontinued operations	—	—	—	—	428,263	—	428,263
Total assets	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,106	$156,123	$—	$2,202	$212,893	$—	$372,324
Accrued expenses and other liabilities	18,461	272,088	17,107	4,959	838,484	—	1,151,099
Deferred tax liabilities	—	—	—	(2)	106,486		106,484
Short-term borrowings and current portion of long-term debt	—	167,036	(192)	—	181,258	—	348,102
Discontinued operations	—	—	—	—	258,607	—	258,607
Total current liabilities	19,567	595,247	16,915	7,159	1,597,728	—	2,236,616
Long-term debt	—	850,243	1,070,518	—	215,907	—	2,136,668
Deferred tax liabilities	1,507	116,617	—	—	488,002	—	606,126
Other liabilities	7,141	472,613	5,770	—	618,619	—	1,104,143
Discontinued operations	—	—	—	—	307,183	—	307,183
Total liabilities	28,215	2,034,720	1,093,203	7,159	3,227,439	—	6,390,736
Minority interests	—	—	—	—	83,812	—	83,812
Total stockholders’ equity	4,709,475	6,409,688	(1,082,781)	133,918	7,043,463	(11,889,046)	5,324,717
Total liabilities and stockholders’ equity	$4,737,690	$8,444,408	$10,422	$141,077	$10,354,714	$(11,889,046)	$11,799,265

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(63,316)	$24,086	$(64,897)	$3,645	$787,228	$686,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,593)	(205,476)	—	(1,137)	(105,666)	(314,872)
Proceeds from sales of properties and intangible assets	—	10,757	—	116	14,972	25,845
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	—	—	36,520	36,520
Trade loan repayments from customers	—	—	—	—	20,009	20,009
Trade loans advanced to customers	—	—	—	—	(20,786)	(20,786)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813
Net cash (used in) provided by investing activities	(2,593)	(199,172)	—	(1,021)	13,315	(189,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	40,509	—	—	—	—	40,509
Excess income tax benefits from share-based compensation	1,030	—	—	—	—	1,030
Dividends paid	(62,160)	—	—	—	(20,350)	(82,510)
Dividends paid to minority interest holders	—	—	—	—	(12,207)	(12,207)
Payments on long-term debt and capital lease obligations	—	—	—	—	(2,449)	(2,449)
Proceeds from short-term borrowings	—	—	—	—	59,147	59,147
Payments on short-term borrowings	—	—	—	—	(72,258)	(72,258)
Net payments on commercial paper	—	(106,179)	—	—	—	(106,179)
Net proceeds from (payments on) revolving credit facilities	—	2,000	—	—	(166,373)	(164,373)
Change in overdraft balances and other	(6,692)	(12,915)	—	—	(5,731)	(25,338)
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances (to) subsidiaries	93,280	292,586	64,898	(3,705)	(447,059)	—
Net cash provided by (used in) financing activities	65,967	175,492	64,898	(3,705)	(668,164)	(365,512)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	58	406	1	(1,081)	132,379	131,763
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	444	7,517	7,961
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413
Balance at end of period	$1,056	$1,675	$32	$4,938	$171,436	$179,137

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2005
(IN THOUSANDS)
(UNAUDITED)

					Subsidiary
	Parent			Subsidiary	Non
	Guarantor	2002 Issuer	2005 Issuer	Guarantors	Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(42,855)	$(15,363)	$(10,970)	$126,166	$147,571	$204,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(92,371)	—	(1,264)	(138,456)	(232,091)
Proceeds from sales of properties and intangible assets	—	264	—	401	4,537	5,202
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Cash recognized on Merger with Molson	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(20,382)	—	—	—	(20,382)
Trade loan repayments from customers	—	—	—	—	33,156	33,156
Trade loans advanced to customers	—	—	—	—	(18,584)	(18,584)
Other	—	—	—	—	13	13
Discontinued operations	—	—	—	—	(623)	(623)
Net cash used in investing activities	—	(112,489)	—	(863)	(62,978)	(176,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	53,433	—	—	—	—	53,433
Dividends paid	(55,889)	—	—	—	(26,559)	(82,448)
Dividends paid to minority interest holders	—	—	—	—	(10,569)	(10,569)
Proceeds from (payments on) issuances of long-term debt	—	—	1,103,211	—	(65,397)	1,037,814
Payments on long-term debt and capital lease obligations	—	—	—	—	(452,803)	(452,803)
Proceeds from (payments on) short-term borrowings	—	62,200	981,125	—	(6,641)	1,036,684
Payments on short-term borrowings	—	(76,700)	(981,125)	—	(829,733)	(1,887,558)
Net proceeds from commercial paper	—	232,897	—	—	—	232,897
Net proceeds from revolving credit facilities	—	—	—	—	198,468	198,468
Change in overdraft balances and other	(2,539)	(12,401)	(6,822)	—	(407)	(22,169)
Premium paid to bondholders in debt redemption	—	—	—	—	(106,415)	(106,415)
Other—discontinued operations	—	—	—	—	(45,029)	(45,029)
Net activity in investments and advances from (to) subsidiaries	48,285	(93,242)	(1,085,126)	(123,714)	1,253,797	—
Net cash provided by (used in) financing activities	43,290	112,754	11,263	(123,714)	(91,288)	(47,695)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	435	(15,098)	293	1,589	(6,695)	(19,476)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	122	234	(6,458)	(6,102)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013
Balance at end of period	$3,635	$1,890	$415	$4,375	$87,120	$97,435

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Our net income for the thirteen and thirty-nine weeks ended September 24, 2006 was $135.8 and $261.8 million, or $1.56 and $3.03 per diluted share, respectively, compared to net income in the thirteen and thirty-nine weeks ended September 25, 2005 of $108.2 and $112.6 million, or $1.26 and $1.44 per diluted share, respectively. Net sales for the thirteen and thirty-nine weeks ended September 24, 2006 were $1,576.8 and $4,313.7 million on 11.2 and 31.3 million barrels of beer sold, versus $1,527.1 and $4,122.4 million on 11.2 and 30.1 million barrels sold in the same periods of 2005. The merger with Molson was completed on February 9, 2005; consequently, a portion of the year to date growth in volume, revenue and profit is due to the inclusion of the Canada segment for the full thirty-nine weeks ended September 24, 2006, versus thirty-two and one-half weeks for the period ended September 25, 2005. However, our results for the thirteen week periods are fully comparable year-over-year without pro forma considerations.

Third quarter 2006 highlights by segment are:

•       Our Canadian business continues to achieve solid profit growth, driven by positive beer pricing, cost reductions and growth by key premium and above-premium brands, led by Coors Light®. Our largest brand has grown volume and share in every quarter since the merger date. Faced with continued price and promotional pressures in the market, we continue to balance competitiveness and profitability objectives across our strategic brand portfolio. While doing this, we have continued to deliver our synergy and cost savings commitments.

•       In the U.S., volume gains, synergy achievements and improved industry pricing contributed to solid profit growth in the quarter. We achieved a strong peak-season volume performance, driven by Coors Light®, which grew for the sixth consecutive quarter.

•       And in a competitive U.K. market, we are focusing on the factors we can control to minimize the impact of margin pressures and other challenging trends in the U.K. beer industry.

Each of our businesses is focused on building brands and making pricing decisions in real time to remain competitive in each of our key markets. At the same time, we are driving cost initiatives to generate resources to invest in our brands and drive the top line.

Synergies and other cost savings initiatives

During 2005, we captured $59 million in Merger-related cost synergies, surpassing our 2005 goal of $50 million. We realized approximately $15 million and $43 million in incremental synergies during the third quarter and first three quarters of 2006, respectively. We have raised our 2006 goal for incremental synergies from $50 million to $60 million, with total annual synergies eventually reaching $175 million, which are expected to be achieved by the third year following completion of the Merger.

We are actively developing the next generation of cost initiatives. Some of these efforts are well underway and others are in a formative stage.

Income taxes

Our effective tax rate for the third quarter of 2006 was 31%. We anticipate that our full year 2006 effective tax rate will be in the range of 16% to 20%. Our anticipated full year effective tax rate is lower than the third quarter effective tax rate primarily due to the impact of revaluing our deferred tax assets and liabilities to give effect to a two percentage point reduction in the Canada corporate income tax rate as well as minor changes to two provincial income tax rates that were recognized as a $52.3 million discrete item in the income tax provision in the second quarter of 2006.

Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.

For purposes of comparing the third quarter of 2006 effective tax rate to the third quarter of 2005 effective tax rate, the Company elected in the third quarter of 2005 to treat its portion of all past foreign subsidiary earnings as permanently reinvested. Under the accounting guidance of APB 23, “Accounting for Income Taxes-Special Areas” and SFAS 109, “Accounting for Income Taxes” we recorded a discrete tax provision benefit in the third quarter of 2005 totaling $43.5 million, representing the reversal of a previously established deferred tax liability related to our UK subsidiaries. The resulting third quarter of 2005 effective tax rate was 5%.

Discontinued operations

The Company’s former Brazil business, which was acquired as part of the Merger, is reported as a discontinued operation due to the sale of a controlling interest in the business on January 13, 2006. Proceeds from the sale were $68 million, less $4.2 million of transaction costs. The gain from discontinued operations of $0.3 million in the first three quarters of 2006 is comprised of the following components:

•       Losses generated by the Brazil business prior to the sale of $2.3 million.

•       A loss on the sale of the business of $2.8 million.

•       Favorable adjustments to indemnity liabilities due to foreign exchange fluctuations and changes in estimates of $5.4 million.

During the first three quarters of 2005, the Brazil business generated pre-tax losses of $83.5 million, due to operating losses and special charges associated with increasing reserves for contingent liabilities.

In addition to the $63.8 million of net proceeds on the sale, the purchaser (FEMSA) assumed $63 million of financial debt. The purchaser also assumed contingent liabilities of approximately $260 million, related primarily to tax claims, subject to our indemnification. We have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on Kaiser’s financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at September 24, 2006, of $81.5 million. (See Note 14 “CONTINGENCIES—Indemnity Obligations—Sale of Kaiser to the condensed consolidated financial statements” for additional discussion.) Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments could result in the future.

RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated results of operations for the thirteen and thirty-nine week periods ended September 24, 2006, and September 25, 2005 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 25, 2005.

Canada Segment Results of Operations

Before the Merger, the Canada segment consisted of Coors’ 50.1% interest in the Coors Canada Partnership (CCP), through which the Coors Light® business in Canada was conducted. CCP contracted with Molson for the brewing, distribution and sale of Coors Light® products, while CCP managed all marketing activities in Canada. In connection with the Merger, CCP was dissolved into the Canadian business. Coors accounted for its interest in CCP using the equity method of accounting.

Following the Merger, our Canada segment consists primarily of Molson’s beer business, including the production and sale of the Molson® brands, Coors Light® and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R), and Brewers Distribution Limited (BDL).

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	% change	September 24, 2006	September 25, 2005	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,339	2,398	(2.5)%	6,183	5,491	12.6%
Net sales	$514,996	$485,466	6.1%	$1,340,599	$1,120,390	19.7%
Cost of goods sold	(237,652)	(233,297)	1.9%	(661,845)	(586,111)	12.9%
Gross profit	277,344	252,169	10.0%	678,754	534,279	27.0%
Marketing, general and administrative expenses	(122,223)	(113,968)	7.2%	(336,637)	(273,065)	23.3%
Operating income	155,121	138,201	12.2%	342,117	261,214	31.0%
Other income (expense), net	5,941	(6,953)	N/M	7,744	(6,953)	N/M
Segment earnings before income taxes(1)	$161,062	$131,248	22.7%	$349,861	$254,261	37.6%

(1)          Earnings before income taxes in 2006 and 2005 include $713 thousand and $1,578 thousand for the thirteen weeks in the third quarter, respectively, and $3,968 thousand and $2,880 thousand for the thirty-nine weeks, respectively, of the minority owners’ share of income attributable to the BRI joint venture.

The Canadian dollar strengthened versus the U.S. dollar by approximately 7% during the third quarter of 2006 compared to the third quarter of 2005, further improving the Canada segment’s results when translated to U.S. dollars. The Canadian dollar strengthened versus the U.S. dollar by approximately 7% during the first three quarters of 2006 compared to the first three quarters of 2005.

The following represents the Canada segment’s pro forma results, as if the Merger had occurred on December 27, 2004, the first day of Coors’ 2005 fiscal year:

	Thirty-Nine Weeks Ended
	September 24, 2006 (Actual)	September 25, 2005 (Pro forma)	% Change
	(In thousands, except percentages)
Volume in barrels	6,183	6,181	0.0%
Net sales	$1,340,599	$1,220,805	9.8%
Cost of goods sold	(661,845)	(613,549)	7.9%
Gross profit	678,754	607,256	11.8%
Marketing, general and administrative expenses	(336,637)	(320,988)	4.9%
Operating income	342,117	286,268	19.5%
Other income (expense), net	7,744	(6,260)	N/M
Segment earnings before income taxes	$349,861	$280,008	24.9%

Net sales and volume

Molson sales volume totaled 2.3 million barrels for the third quarter ended September 24, 2006, down 2.5% from a year ago. Our sales to retail (STRs) for the third quarter ended September 24, 2006, decreased 1.7% from a year ago. The difference between sales volume and STRs was driven by reduced contract brewing of non-owned brands exported to the U.S. With regard to STRs, continuing strong, double-digit growth by Coors Light®, Rickard’s® and partner import brands was offset by the impact of discontinuing the Molson Kick® and A Marca Bavaria® brands last fall and declining volume for other premium and unsupported brands stemming from intense competitive pressure, primarily in Ontario and Quebec. Despite continuing competitive pricing activity, overall strategic brands—where we focus virtually all of our marketing efforts—grew at a low-single-digit rate in the third quarter. Coors Light® achieved its sixth consecutive quarter of double-digit growth following the Merger, and our largest brand in this critical market grew both volume and share in all four regions of Canada. Molson Canadian®, despite a low-single-digit volume decrease in the quarter, has substantially slowed its volume decline rates this year. Total Canadian beer industry sales were virtually unchanged versus prior year third quarter. As a result, including the impact of our discontinued brands, Molson market share was about three-fourths of a percentage point lower than the prior year, including the impact of our discontinued brands, which accounted for more than one-third of the decline.

Net sales per barrel increased about 1% in local currency, due to the flow-through of selective base price increases during the past year partially offset by strategic price discounting focused in Ontario and Quebec in the third quarter.

Sales volume for the thirty-nine week period was essentially flat on a year-over-year, pro forma basis. Similar to third quarter results, continued strong growth of Coors Light®, Rickard’s® and partner import brands have been offset by declines in other premium brands, unsupported brands, and lower contract brewing volume of non-owned brands for export shipment. Revenue per barrel has increased 9.8% during the first three quarters, largely due to appreciation of the Canadian dollar versus the US dollar. Modest general price increases and improved sales mix on import sales growth have been partially offset in the first three quarters of 2006 by increased price discounting over same period of 2005.

Cost of goods sold

The third quarter of 2006 cost of goods sold per barrel decreased 3% in local currency versus the third quarter of 2005, driven by three primary factors. First, inflationary cost increases across nearly all inputs drove about three percentage points of increase. One-third of this inflation was offset by synergies, and other cost savings initiatives, with another third offset by lower input costs related to favorable foreign currency. Second, we incurred lower employee-related expenses this year, and third, we recognized year-over-year differences in quarterly manufacturing overhead costs, which accounted for the remaining four percentage points of cost of goods improvement in the third quarter. The differences in manufacturing overhead costs are expected to reverse by the end of this year.

The 7.9% increase in cost of goods sold per barrel for the thirty-nine week period shown above on a pro forma basis is primarily explained by the appreciation of the Canadian dollar versus the U.S. dollar. Higher costs in the first quarter driven by a prior year benefit for the change in recognition of distribution expenses are offset by lower second and third quarter costs, which have benefited from realized synergies and other cost savings, lower employee expenses and manufacturing overhead expenses.

Marketing, general and administrative expenses

Marketing general and administrative expense was essentially flat in local currency, with two main components. First, lower marketing spending, driven partly by the discontinuation of the Molson Kick and Bavaria brands last fall and second, by an improvement in the efficiency of our investment spending.

Additionally, to ensure our competitiveness in certain key markets, we strategically shifted some of our advertising investment to price promotions. These factors were offset by increased employee expenses, the timing of other expenses this year versus the prior year, and one-time contract costs incurred to achieve longer-term Information Technologies synergies.

The 4.9% increase in marketing, general and administrative expenses for the thirty-nine week period shown above on a pro forma basis is being driven by the appreciation of the Canadian dollar against the U.S. dollar. Lower promotional spending and brand investments in 2006, done in part to offset price discounting, have been partially offset by current quarter cost increases including higher employee expenses and one-time costs. Promotional spend decreases in 2006 are partially due to 2005 costs associated with the launch of Molson Kick® and A Marca Bavaria®.

Other income (expense), net

Quarterly other income increased $12.9 million over the prior year quarter. On a pro forma basis, other income increased $14.0 million versus a loss of $6.3 million for the thirty-nine weeks ended September 25, 2005. Other income primarily represents lower equity losses and amortization expense related to the Montréal Canadiens hockey club (the Club). During the thirteen weeks ended September 24, 2006, entities which control and own a majority of the Club purchased the Company’s preferred equity holdings in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club’s debt financing, and as a result of the reduction in our financial risk profile, we have re-evaluated our remaining guarantee liabilities recorded by the Company continues to provide, specifically under the NHL Consent Agreement and the Bell Centre land lease guarantees, resulting in an approximate $9.0 million income benefit associated with the reduction in the exposure attributable to such guarantees.

Other income for the thirty-nine week period shown above has increased over the prior year driven by the third quarter transaction involving the sale of the Clubs preferred shares and the related re-valuation of associated guarantee liabilities.

United States Segment Results of Operations

The United States (U.S.) segment produces, markets and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures consolidated beginning in 2004 under FIN 46R. The U.S. segment also includes a small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Mexico and the Caribbean and sales of Molson products in the United States.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	% change	September 24, 2006	September 25, 2005	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	6,257	6,077	3.0%	17,643	17,205	2.5%
Net sales	$697,385	$657,860	6.0%	$1,970,438	$1,884,815	4.5%
Cost of goods sold	(435,908)	(403,203)	8.1%	(1,231,077)	(1,144,624)	7.6%
Gross profit	261,477	254,657	2.7%	739,361	740,191	(0.1)%
Marketing, general and administrative expenses	(188,419)	(186,371)	1.1%	(560,939)	(561,009)	(0.0)%
Special charges, net	(25,506)	(37,115)	N/M	(73,652)	(54,561)	N/M
Operating income	47,552	31,171	52.6%	104,770	124,621	(15.9)%
Other income (expense), net	1,231	(1,163)	N/M	3,135	(1,105)	N/M
Segment earnings before income taxes(1)	$48,783	$30,008	62.6%	$107,905	$123,516	(12.6)%

N/M = Not meaningful

(1)          Earnings before income taxes in 2006 and 2005 includes $4,378 thousand and $4,369 thousand for the thirteen weeks, respectively, and $13,359 thousand and $10,827 thousand for the thirty-nine weeks in the third quarter, respectively, of the minority owners’ share of income attributable to the RMBC and RMMC joint ventures.

Net sales and volume

Sales volume to wholesalers grew 3.0% during the quarter on a year-over-year basis, driven by our distributors’ sales to retails (STRs) growth and an increase in our distributors’ inventories to reduce the impact of the Memphis brewery closure while moving the production to other facilities in our North American brewing network. Our distributors’ STRs increased 1.4% in the third quarter. This increase was driven by low-single-digit growth for the Coors Light® brand in the quarter, double-digit growth of the Blue Moon® brand and low-double-digit growth of Keystone Light®. Our 50-states STRs (excluding our Caribbean businesses, which continue to be impacted by the Puerto Rico economy) grew 1.8% from a year ago. Strong execution during the Memorial Day to Labor Day period attributed to the 50-states volume growth compared to the same period last year with additional contributions from our major channels. Coors Light® achieved its sixth consecutive quarter of U.S. growth and grew share in the grocery and convenience store channels this past summer (according to external retail sales data reports).

Net sales per barrel increased 3.0% in the third quarter due to higher base pricing and a reduced discounting versus the extensive price promotion and coupon activity we experienced during the same period last year. However the overall industry environment continues to be challenging, as price realization for the major brewers continues to lag inflation on key cost inputs.

Sales volume to wholesalers increased by 2.5% for the thirty-nine weeks on a year-over-year basis, with Coors Light®, Keystone Light® and Blue Moon® brands driving the increased volume. Net revenue per barrel increased by 1.9% for the thirty-nine week period year-over-year, with net pricing accounting for most of the increase.

Cost of goods sold

Cost of goods per barrel increased 5.0% in the quarter as a result of four primary factors. Approximately six percentage points of the increase in cost of goods per barrel was due to inflationary increases across nearly all of the inputs to our operations, including packaging materials, freight rates, fuel and various components of labor and labor-related costs. Approximately three quarters of the inflationary increases are attributable to commodities with the balance attributed to labor and labor-related increases. Less than one percentage point was related to the cost of innovative promotional packaging initiatives that are helping to drive sales of Coors Light®. These include our plastic bottle cooler box, cold wrap bottle, and frost-brew can liner. Approximately one percentage point of the increase was for initiatives that will yield lower costs in future quarters, including costs for temporary process changes and new contract packaging and freight arrangements related to shutting down our Memphis brewery, completed in September 2006, all of which will be more than offset by Memphis-related savings starting in the fourth quarter. Savings from our operations cost initiatives and Merger synergies reduced costs of goods per barrel in the quarter by approximately three percentage points, which offset approximately 30% of the total inflation costs increases in the quarter.

Costs of goods sold per barrel increased by 4.9% for the thirty-nine week period ending September 24, 2006. Inflationary cost pressures throughout the year, especially on, diesel fuel, packaging materials and other commodities, have driven higher costs per barrel.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased 1.1% for the quarter from a year ago. These costs increased as a result of investments in our brands through increased advertising expenses and an increase in labor-related costs, including our new stock-based long-term incentive program.

Marketing, general and administrative costs were flat on a thirty-nine week comparison basis. While marketing expense was lower in the three quarters of 2006 than in the same period of 2005, these costs were partially offset by higher share-based compensation costs.

Special charges, net

The U.S. segment recognized $25.5 million and $37.1 million of net special charges in the third quarters of 2006 and 2005, respectively, in accordance with a restructuring plan approved by the Company’s board of directors in connection with the closure of our Memphis facility and plans to obtain synergy cost savings at our Golden facility. In the third quarter of 2006, $17.2 million of these charges related to accelerated depreciation, $3.1 million was expensed to increase the estimate of our liability associated with our cost to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $5.2 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis plant was closed and sold during the third quarter of 2006. In the third quarter of 2005, $10.9 million of these charges related to accelerated depreciation, $25.0 million was expensed as the initial estimate of the cost required to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $1.2 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure.

Charges for accelerated depreciation are larger in 2006 than in 2005 because of reductions in salvage or sales value estimates of the Memphis brewery and acceleration of the plant’s closing date. Retention and severance costs for the Memphis employees were expensed over the service period during which such benefits were earned by the employees.

Special charges were $19.1 million higher in the first thirty-nine weeks of 2006 versus the same period in 2005. Accelerated depreciation associated with the Memphis plant closure was higher in 2006 due to 1) 2005 accelerated depreciation reflected only thirty-two and one-half weeks of this activity (based upon the announcement date of the closure in February 2005), while 2006 reflected thirty-nine weeks of depreciation, 2) the timeline for closing the facility was accelerated during the second half of 2005, and 3) the rate of depreciation has increased from 2005 with the reduction in expected salvage/sale value for the Memphis plant. These charges were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit consistent with the classification of the charge recorded in a previous year. The estimated environmental liability associated with this site was not impacted by the proceeds received. See Note 5, “Special Charges, net” to the condensed consolidated financial statements for further discussion.

Other income (expense), net

Other income was $2.4 million higher in the third quarter of 2006 than in the same period of 2005. The change resulted from the recognition of an asset impairment in the third quarter of 2005.

Other income was $4.2 million higher in the thirty-nine week period of 2006 than in the same period of 2005. The variance was due to the recognition of a portion of a previously deferred gain on the sale of real estate. This amount was recognized in the second quarter of 2006 with the satisfaction of certain conditions pertaining to the sale contract coupled with the asset impairment in the prior year, as mentioned in the previous paragraph.

Europe Segment Results of Operations

The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch® in the United Kingdom and Republic of Ireland (consolidated under FIN 46R beginning in 2004), factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with Excel Logistics for the distribution of products throughout Great Britain (Tradeteam) accounted for under the equity method. Our Europe segment also includes a small volume of sales in Asia and certain other export markets.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	% change	September 24, 2006	September 25, 2005	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,647	2,768	(4.4)%	7,460	7,419	0.6%
Net sales	$362,801	$381,112	(4.8)%	$998,605	$1,114,531	(10.4)%
Cost of goods sold	(233,533)	(245,722)	(5.0)%	(659,635)	(736,732)	(10.5)%
Gross profit	129,268	135,390	(4.5)%	338,970	377,799	(10.3)%
Marketing, general and administrative expenses	(96,288)	(107,109)	(10.1)%	(288,480)	(329,570)	(12.5)%
Special charges, net	(2,287)	(561)	N/M	(8,173)	(960)	N/M
Operating income	30,693	27,720	10.7%	42,317	47,269	(10.5)%
Interest income(1)	2,941	3,150	(6.6)%	8,630	10,108	(14.6)%
Other income (expense), net	1,006	(2,487)	N/M	1,466	(9,080)	N/M
Segment earnings before income taxes(2)	$34,640	$28,383	22.0%	$52,413	$48,297	8.5%

N/M = Not meaningful

(1)          Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by debt balances outstanding from period-to-period.

(2)          Earnings before income taxes in 2006 and 2005 includes $1,711 thousand ($1,122 thousand, net of tax) and $1,693 ($1,213 thousand, net of tax) for the thirteen weeks in the third quarter, respectively, and $4,072 thousand ($2,824 thousand, net of tax) and $3,675 thousand ($2,676 thousand, net of tax) for the thirty-nine weeks, respectively, of the minority owners’ share of income attributable to the Grolsch joint venture.

The British pound strengthened versus the U.S. dollar by approximately 5% on a year-over-year basis during the thirteen week third quarter period, favorably impacting revenues and the Europe segment’s operating results when viewed in U.S. dollars. The British pound weakened versus the U.S. dollar by approximately 2% on a year-over-year basis during the comparable thirty-nine week periods in 2006 and 2005.

Net sales and volume

Our Europe owned-brand volumes were down 4.4% versus the same period last year, but represented a slight market share gain for us, as industry sales were particularly soft following the World Cup soccer tournament this year. Carling® , our market leading lager brand, continued to out-perform the market, although its volumes declined at a low-single-digit rate from a year ago.

Europe net sales per barrel in local currency declined by approximately 4.7% in the third quarter, driven primarily by two factors. First, approximately three percentage points of the decline in revenue per barrel was due largely to unfavorable owned-brand net pricing and sales mix. Both customer mix and pricing were negatively impacted by ongoing industry trends, which include 1) the continued industry shift from independent to multiple on-premise accounts and from on-premise to off-premise consumption, 2) continued volume declines in the highly profitable flavored alcohol beverages, and 3) pricing pressure from large retail accounts in both major channels and from aggressive competition in the more-profitable independent on-premise channel. Second, the balance of the revenue per barrel decline was the result of a change last year in the reporting of our factored brand sales to a large on-premise customer from gross to net, which stemmed from changes in our contractual and invoicing arrangements with that customer (factored brands are non-owned beverage brands that we deliver to retail in the U.K.). This change resulted in a one-time decline of $5.8 million in both net sales and cost of goods sold in the third quarter of 2006.

Sales volume for the thirty-nine week period increased by 0.6% on a year-over-year basis. The impact of the World Cup soccer tournament in 2006 was a driver of growth in the second quarter, however some of this benefit reversed due to consumer and retailer destocking in the third quarter. The 10.9% decrease in net sales per barrel for the thirty-nine week period shown in the table above was primarily the result of the following major factors: 1) the change in reporting revenue from gross to net for factored brand sales to a large on-premise customer, as discussed above, and 2) unfavorable owned-brand net pricing and sales mix, which are impacted by the industry trends discussed in the paragraph above.

Cost of goods sold

Cost of goods sold per barrel, while flat in U.S. dollars, decreased in local currency by approximately 5% on our owned brands, driven by lower distribution costs and cost savings from our supply chain restructuring program, partly offset by higher utility costs and decreased fixed-cost leverage as a result of lower beer volume. Our U.K. supply-chain cost initiatives that began last year reduced segment cost of goods sold by approximately $5.8 million in the third quarter of 2006.

The 11.0% decrease in cost of goods sold per barrel for the thirty-nine week period shown in the table above is explained by 1) the change in factored-brand invoicing discussed in the net sales section, 2) cost savings from supply chain restructuring programs, and 3) declining factored brand volume, for which no volume is reported.

Marketing, general and administrative expenses

Marketing, general and administrative costs in Europe decreased approximately 14% in local currency in the third quarter, driven by lower overhead and labor-related costs resulting from our cost-reduction initiatives. These savings totaled approximately $5.5 million in the quarter for 2006.

The 12.5% decrease in marketing, general and administrative expenses for the thirty-nine week period shown in the table above is similarly the result of lower overhead and labor-related costs resulting from our restructuring and other cost-reduction efforts that began in the second half of 2005 and continued into 2006.

Special charges, net

The Europe segment recognized $2.3 million and $0.6 million of net special charges in the third quarters of 2006 and 2005, respectively. The 2006 net special charges were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts. The 2005 net special charges of $0.6 million were a result of $3.2 million of employee termination costs, partially offset by $2.6 million of gains on the sale of real estate.

Net special charges of $8.2 million were recorded during the thirty-nine weeks ended September 24, 2006 as compared to $1.0 million in charges for the same period of 2005. The 2006 net special charges are a combination of $12.2 million employee termination costs associated with the U.K. supply chain and back office restructuring efforts and $1.3 million costs associated with exiting the Russia market, offset by a $5.3 million pension curtailment gain. The pension curtailment resulted reductions in headcount from restructuring efforts and is discussed further in Note 13, Employee Retirement Plans. The 2005 special items consisted of $3.2 million for employee termination costs and $2.2 million of income associated with disposals of long-lived assets, consisting of $5.8 million from gains on sales of assets and a one-time development profit on real estate formerly held by the company, offset by asset impairment charges of $3.6 million. See Note 5, “Special Charges, net” to the condensed consolidated financial statements for further discussion.

Interest income

Interest income is earned on trade loans to U.K. on-premise customers. Interest income decreased in 2006 for both the quarter and year to date periods primarily as a result of lower customer loan balances compared to the same periods in 2005.

Other income (expense), net

Other income improved $3.5 million in the third quarter of 2006 as a result of an increase in the operating performance from our Tradeteam distribution joint venture and a decrease in costs relating to vacant leasehold properties.

The $10.5 million other income improvement for the thirty-nine weeks ended September 24, 2006 is a result of an increase in operating performance of our Tradeteam distribution joint venture and a decrease in costs related to vacant leasehold properties, as mentioned above. In addition, we recognized a $5.5 million gain on the sale of non-operating property near our Alton brewery recognized in the second quarter of 2006. This sale is part of our ongoing effort to convert non-core assets into cash to improve returns to shareholders.

Corporate Results of Operations

Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relate to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2006	September 25, 2005	% change	September 24, 2006	September 25, 2005	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Net sales	$1,642	$2,660	(38.3)%	$4,053	$2,660	52.4%
Cost of goods sold	(212)	(281)	(24.6)%	(1,392)	(281)	395.4%
Gross profit	1,430	2,379	(39.9)%	2,661	2,379	11.9%
Marketing, general and administrative expenses	(27,176)	(23,050)	17.9%	(85,189)	(50,623)	68.3%
Special (charges) credits, net	(660)	4,183	N/M	701	(59,635)	N/M
Operating loss	(26,406)	(16,488)	60.2%	(81,827)	(107,879)	(24.1)%
Interest expense	(31,209)	(34,459)	(9.4)%	(105,747)	(88,702)	19.2%
Other (expense) income, net	(1,757)	4,076	N/M	(3,120)	8,355	N/M
Segment loss before income taxes(1)	$(59,372)	$(46,871)	26.7%	$(190,694)	$(188,226)	1.3%

N/M = Not meaningful

(1)          Loss before income taxes in 2006 and 2005 includes $1,113 thousand and $2,749 thousand for the thirteen weeks in the third quarter, respectively, and $7,348 thousand and $3,689 thousand for the thirty-nine weeks, respectively, of the minority owners’ share of interest expense attributable to debt obligations of the RMMC and BRI joint ventures.

Marketing, general and administrative expenses

Corporate general and administrative expenses in the quarter were $27.2 million, up $4.1 million from a year ago. Approximately half of this increase was the result of expensing stock-based long-term incentive compensation this year for the first time as the result of the adoption of a new accounting standard (SFAS 123R), with the other half driven by severance costs and higher labor-related costs.

Year to date Corporate general and administrative expenses were $85.2 million, up $34.6 million from 2005. This increase is the result of a number of factors, including 1) higher costs for our stock-based long-term incentive plan, including the effect of adopting FAS 123R accounting treatment this year for expensing equity-based compensation, 2) severance costs and unusually high legal fees driven by litigation and other disputes discussed in Note 14, “Contingencies” to the condensed consolidated financial statements; 3) the transfer of global costs from operating segments to the Corporate center, some of which are in direct support of the business units, and 4) the new and ongoing cost of strong corporate center capabilities, which include Sarbanes-Oxley compliance, corporate governance, finance, legal, commercial development and human resources.

Special (charges) credits, net

The Corporate segment recognized $0.7 million of special charges in the third quarter of 2006 compared to a $4.2 million special credit in 2005. The 2006 charges were a result of providing an exercise price floor on stock options held by former Coors officers who left the Company under change in control agreements following the Merger and the associated excise taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement. The 2005 third quarter items reflect a $4.5 million special credit associated with providing an exercise price floor on stock options held by former Coors officers who left the Company under change in control agreements following the Merger and $0.3 million of additional change in control agreement costs.

The Corporate segment recognized a special credit of $0.7 million and special charges of $59.6 million in the thirty-nine week periods ending September 24, 2006 and September 25, 2005, respectively. The 2006 net credit was associated with the exercise price floor on stock options and excise taxes to be paid as mentioned above. The 2005 charges were associated with 1) $31.2 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights, 2) $8.8 million were a result of providing an exercise price floor on stock options, 3) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 4) $5.0 million of Merger-related costs that did not qualify for capitalization under purchase accounting. See Note 5, “Special Charges, net” to the condensed consolidated financial statements.

Interest expense

Interest expense was $31.2 million during the third quarter of 2006, compared to $34.5 million in the same period of 2005. The decrease of $3.3 million was primarily attributable to debt repayments during the past year and lower expense related to adjusting BRI interest rate swaps to market value. Net repayments of debt were $242.0 million and $286.1 million during the thirteen and thirty-nine weeks ending September 24, 2006, respectively. Early in the third quarter, we restructured the BRI swaps and they now qualify for hedge accounting and no longer cause the significant income statement volatility that we have seen since the Merger.

Interest expense was $105.7 million during the first thirty-nine weeks of 2006, versus $88.7 million during the first three quarters of 2005. Interest expense for the year to date period was unfavorably impacted due to higher interest rates on permanent financing (as opposed to short-term temporary financing in place through September 2005 following the Merger) and a stronger Canadian dollar. It should be noted that the 2005 amount on a year to date basis includes interest cost of the incremental $1.6 billion of debt assumed from Molson in the Merger only from the date of the Merger, which was February 9, 2005, another reason for lower interest costs in 2005. These increased costs were partially offset by the benefit of lower overall debt levels due to debt pay down in 2006, which has amounted to $286.1 million in the first thirty- nine weeks of 2006.

Other (expense) income, net

Other expense in the third quarter of 2006 includes primarily foreign exchange losses, while the other income in the same period of 2005 includes primarily foreign exchange gains. The year to date trends are the same as the third quarter trends noted with the addition of a mark-to-market impact on a financing-related derivative assumed from Molson in the merger and held by a majority-owned (but less than 100%-owned) subsidiary for the thirty-nine weeks of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of September 24, 2006 and September 25, 2005, we had working capital deficits of $483.9 million and $71.2 million, respectively. We commonly operate at working capital deficits given the relatively quick turnover of our receivables and inventory. Increased current liabilities accounted for most of the increase in working capital deficit, especially with regard to accrued excise taxes, accounts payable, deferred tax liabilities and other accrued expenses. Contributing to our working capital deficits were $67.9 million and $73.7 million, respectively, of short-term borrowings and current portion of long-term debt at September 24, 2006 and September 25, 2005. We had total cash of $179.1 million at September 24, 2006, compared to $101.5 million at September 25, 2005. Long-term debt was $2,177.0 million and $2,590.3 million at September 24, 2006 and September 25, 2005, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we describe in the section entitled “Risk Factors.”

Operating activities

Net cash provided by operating activities of $686.7 million for the thirty-nine weeks ended September 24, 2006 improved by $483.2 million from the comparable period last year. The calendar third quarter typically generates our highest operating cash flows, due primarily to collections on receivables from sales in our highest periods of beer sales in the summer months. Much of the improvement in operating cash flow from 2005 to 2006 was due to a number of unfavorable items in the thirty-nine weeks of 2005. During the second quarter of 2005, we made a $138 million Canadian tax payment that was driven by the Merger, a one-time liquidity event that was not repeated in 2006. Our pension funding in 2006 is lower by $43 million primarily due to a special funding to the U.S. plan in 2005. Merger-related costs of $21 million were paid out subsequent to the Merger in the first quarter of 2005 by our Molson business in Canada (costs which had been accrued on the opening balance sheet as of the merger date), representing a unique cash outflow not experienced in 2006. We also made payments to officers under change in control and severance agreements of $24 million in 2005. Operating cash flow in the Europe segment increased significantly from 2005 to 2006, due in large part to differences in the timing of excise tax payments to the British government between years, amounting to $144 million. A high level of accrued excise taxes in the U.K. as of September 24, 2006, also contributed to our higher cash balance at the end of the quarter, which decreased early in the fourth quarter of 2006. The remaining improvement in operating cash flow from 2005 to 2006 is due primarily to Molson’s Canadian business being included in 2006 for the full thirty-nine weeks versus thirty-two and a half weeks in 2005, given the merger date of February 9, 2005. With the exception of the unusually higher cash flow from our Europe segment due to timing of excise tax payments, our cash flow from operating activities in 2006 is more indicative of future performance than the comparable period of 2005, given the number of unusual cash outflows occurring in 2005.

Coincident with the sale of the Memphis brewery in September 2006, we have incurred a $28.1 million liability for the estimated payment required for our withdrawal from the hourly workers multi-employer pension plan. We expect to pay approximately $2.4 million through ten monthly installments in late 2006 and 2007 and then pay the remaining $25.7 million in one lump sum in September 2007.

Investing activities

Net cash used in investing activities of $189.5 million for the thirty-nine weeks ended September 24, 2006, was higher by $13.1 million compared to the same period in 2005. Additions to properties were higher in 2006 by $82.8 million as compared to 2005, due primarily to spending in the U.S. related to the build-out of the Shenandoah, Virginia brewery. In 2006, we recognized proceeds of $68.0 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of transaction costs. Proceeds from sales of properties and intangible assets were higher by $20.6 million year over year, due to the sales in 2006 of the Memphis plant in the U.S. and various real estate sales in the U.K. On June 30, 2006, as part of a general refinancing of the team, Molson sold its preferred equity interest in the Montréal Canadiens Hockey Club to entities which control and own a majority interest in the Club. Total proceeds coincident with the transaction were Cdn $41.6 million (U.S. $36.5 million). We retain a 19.9% common equity interest in the Club as well as board representation. The transaction structure is consistent with our long term commitment to the Team and its success, and helps to ensure the Team’s long term presence in Montréal.

During the thirty-nine weeks ending September 25, 2005, we acquired $73.5 million of cash upon the Merger with Molson. We also paid $20.4 million in merger-related transaction costs during that time period. Following the merger, we spent $16.5 million to acquire Creemore Springs, a small craft brewer in Canada.

Financing activities

Net cash used for financing activities was $365.5 million for the thirty-nine weeks ended September 24, 2006 compared to $47.7 million of cash used in financing activities during the same period in 2005. Net repayments of debt were approximately $286.1 million for the first three quarters of 2006, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net borrowing of debt during the same period of 2005 was approximately $14.1 million (including those associated with discontinued operations). The $300.2 million variance in cash flows associated with debt explains nearly the entire change in the cash flows from financing activities. Proceeds from stock option exercises were lower in 2006 by $12.9 million.

Capital Resources

In August 2006, the available amount of the $1.4 billion revolving multicurrency bank credit facility was reduced to $750 million and the expiration date was extended to August 2011. At September 24, 2006, there were no borrowings outstanding against the facility. There were no other significant changes in our short or long-term borrowings.

The vast majority of our remaining debt borrowings as of September 24, 2006 consists of publicly traded bonds totaling $1,951.7 million principal amount, with maturities ranging from 2010 to 2015. Our remaining debt other than the bonds consists of 1) commercial paper borrowings of $61.2 million and 2) various notes payable of $229.3 million at consolidated joint ventures, which mature in 2011 and 2013. While we will continue to use commercial paper borrowings to manage our liquidity through our periods of lower operating cash flow in late 2006 and early 2007, we expect to repay all commercial paper and reach a point in mid-2007 when we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternatives in 2007 and beyond, which could include restructuring of consolidated joint venture debt obligations, modest purchases of company stock and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 24, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have contractual cash obligations as of September 24, 2006 pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $10.6 billion. There have been only normal recurring changes in the Company’s cash commitments since December 25, 2005.

Other commercial commitments as of September 24, 2006 were:

	Amount of commitment expiration per period
	Total
	amounts	Less than 1
	committed	year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Standby letters of credit	$56,674	$55,646	$1,028	$—	$—

CONTINGENCIES

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to the pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note 14 under the caption “CONTINGENCIES—Indemnity Obligations—Sale of Kaiser to the condensed consolidated financial statements” and Note 14 under the caption “CONTINGENCIES—Montréal Canadiens.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 25, 2005,  except as set forth below with respect to Goodwill and Other Intangible Asset Valuation, we have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 25, 2005.

Goodwill and Other Intangible Asset Valuation

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2006. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, the fair values of the assets exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment.

As part of continued post Merger integration, we centralized the determination of fair value of our reporting units following a standardized valuation methodology across all reporting units in 2006, using a combination of discounted cash flows analyses and evaluations of values derived from market comparable transactions and market earnings multiples. This represents a change from cash flow analyses used in isolation in the prior year. The move toward a consistent methodology across all reporting units and the inclusion of evidence provided through market data and comparable transactions is an enhancement to our overall approach. Our cash flow projections are based on various long-range financial and operational plans completed by the Company and considered, when necessary, various scenarios, both favorable and unfavorable. In 2006, discount rates used for fair value estimates for reporting units ranged from 8.5% to 9.5%. These rates are driven by, among other factors, the prevailing interest rates in geographies where these businesses operate as well as the credit ratings and financing abilities and opportunities of each reporting unit. Changes in the factors used in the estimates, including the discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill impairment charges in the future.

All significant assumptions used in the analysis are subject to change and a small change in one or more estimates may adversely impact the fair value estimate of the reporting units and may result in impairment charges in the future.

Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 10%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Part I—Financial Statements, Item 1 Note 1 “ BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—Adoption of New Accounting Pronouncements” for a description of the new accounting pronouncements that we have adopted.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

See Part I—Financial Statements, Item 1 Note 1 “ BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—New Accounting Pronouncements” for a description of the new accounting pronouncements that we have not yet adopted.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements set forth our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “outlook,” “trends,” “future benefits,” “strategies,” “goals” and similar words. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

In particular, statements that we make under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Outlook for 2006” including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2006 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of our capital resources are forward-looking statements.

Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in “Risk

Factors” in Part II., Item 1A, and elsewhere in this report could cause our actual results to differ from future results expressed or implied by any forward-looking statements.

OUTLOOK FOR 2006

Canada

With regard to brands, we continue to maintain our investment focus on key strategic brands, designed to strengthen and build a consumer-preferred portfolio. Specifically, we continue to strategically invest for growth in Coors Light®, Rickard’s and our partner import portfolio, as well as focus on improving our brand equities in Molson Canadian®, Export® and Dry® to position them for future growth. We anticipate Coors Light®, Rickard’s® and our partner import brands to continue to achieve positive sales growth. Our in-market activity continues to be deployed on a market-by-market basis to ensure our brands remain competitive and leverage the momentum achieved to date.

On costs, we continue to aggressively pursue Merger synergies and other cost savings in the areas of packaging materials, waste reduction, plant productivity and distribution. These initiatives successfully offset about one-third of this quarter’s cost inflation in Canada. Our goal is to hold Canada cost of goods per barrel in local currency to a low-single-digit percentage increase for all of 2006. After decreasing an average of 0.5% in the first three quarters of this year, cost of goods sold per barrel in local currency is expected to increase in the fourth quarter.

With the summer peak selling season behind us, the Canada team has continued to deliver a stronger financial position than a year ago. Continued competitive price and promotional pressure is expected for the remainder of year, calling for a balanced approach between long-term, strategic brand equity building while addressing short-term competitive activity.

Brewing and/or distribution agreements with other brewers contribute to our revenue and profitability. As discussed elsewhere, Miller Brewing Company has sued us to invalidate our licensing agreement, which we are contesting. During the fourth quarter of 2006, we received notification from the Foster’s Group (Foster’s) that they intend to terminate our U.S. production arrangement with them. Molson has communicated to Foster’s that we believe the termination notice to be ineffective. A termination of this contract could result in an impairment of a significant portion of our distribution right intangible associated with the Foster’s intangible asset, which has a carrying value of approximately $26.9 million at September 24, 2006. The termination of partner brand agreements would have an unfavorable impact on the profitability of the Canada segment.

U.S.

Focusing on brands and facing tougher volume comparables in the fourth quarter, the U.S. business is driving continued momentum by building our key brand equities and by taking these brands to retail with discipline. With this approach, we have achieved strong volume trends and strengthened our brand trends throughout 2006, particularly for Coors Light® Keystone® and Blue Moon®. We will continue to build on the momentum we have with key retail accounts and improve alignment with our distributor network. We will be focused on leveraging our Coors Light® NFL sponsorship during the football season in the fourth quarter. In Puerto Rico, economic conditions have become quite challenging this autumn, which has resulted in weak volume trends. In addition, the recently approved Puerto Rico sales tax will become effective in mid-November. We are monitoring the situation and the impact that it may have on volume and pricing in this important U.S. market.

With regard to costs, we indicated in our last quarterly report that our third quarter cost challenges would be similar to the second quarter but potentially less severe, and our third quarter results reflect this. We believe that the fourth quarter will bring many of the same challenges, but we expect to see the benefits of some of our long-term cost initiatives, especially $6 - $7 million dollars of all-in cost savings related to closing the Memphis brewery, accomplished in September of this year. We expect the pretax cost savings from closing Memphis to total approximately $30 million annually. We continue to expect our full-year U.S. cost of goods to increase approximately 4% per barrel. We anticipate that our cost savings programs will offset more than half of the commodity and other cost inflation that our U.S. business will face this year. Looking forward to next year, if aluminum and diesel fuel costs remain at today’s high levels, our U.S. business would require net price realization closer to the average of the past several years to maintain favorable profit growth in 2007.

The U.S. beer price environment this year has improved with each consecutive quarter. As we cycle widespread promotional discounting and coupon activity a year ago, we anticipate continued favorable net pricing comparisons in the last few months of 2006. Going forward, we will continue to take a disciplined approach to pricing while sustaining our volume momentum.

Europe

We continue to execute against the growth and cost strategies we first launched in late 2005:

With regard to brands, we continue to invest strongly behind our strategic brands in the U.K. via marketing programs and retail innovations. At retail, we continue to roll out our new cold-dispense technologies and distinctive above-bar fonts. This rollout extends our cold platform beyond Carling® for a broad group of our strategic brands as we aim to maintain our leadership in cold dispense. This leading retail innovation is driving sales with current retailers, along with increased distribution via new retail outlets. Concerning brand innovation, we have launched the brand C2® in the off-premise channel in the fourth quarter of 2006. C2® is a mid strength lager developed in response to changing consumer preferences. As a result of our introduction of C2®, we received the Beer Innovation of the Year award given in 2006 by one of our largest retail customers. C2® will leverage the brand equity of Carling® among beer drinkers. Also, our new advertising agency for Carling® and this new team will unveil a new advertising campaign for Carling® during the fourth quarter.

Our cost reduction programs have successfully driven earnings growth in a very challenging industry environment. As we enter the fourth quarter, we will begin to lap the initial savings from the cost savings initiatives, and ongoing year over year improvements will be more challenging. Within the supply chain, the flow-through of savings will continue into the second quarter of 2007. Also in the supply chain area, we recently announced to the workforce our next phase of plans for creating world-class operations, and this will generate further savings over the next three years.

Industry pricing continues to be the most important source of margin pressure in the U.K. beer business—on- and off-premise. The U.K. business continues to manage pricing by channel, in the context of local competition, while staying focused on our core strategy of building strong brands for the long term. We expect that a smoking ban in on-premise locations will be implemented by the British government in mid-2007. We anticipate that such a ban will unfavorably impact our on-premise sales volume and profitability in 2007. Our experience has been that on-premise sales usually recover at least partially in the years following the implementation of a local smoking ban.

Corporate

We expect Corporate general and administrative expenses for all of 2006 to be in the range of $110-$120 million, a significant increase from 2005. Contributing to these higher costs will be amounts related to long-term incentive programs, severance and other employee costs, legal fees and investments in substantial long term cost saving initiatives.

Corporate interest expense in the fourth quarter is expected to be approximately $33 to $35 million. This estimate assumes constant foreign exchange rates through the end of the year.

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

Income Taxes

We currently anticipate that our full-year 2006 effective tax rate will be in the range of 16% to 20%. In the absence of additional tax law changes, we anticipate an effective tax rate for the last quarter of 2006 close to the top of our long-term range of 25% to 30%. In future years, we expect our tax rate to be near the bottom of this range or somewhat lower, depending on the timing of changes in tax laws and our Company’s tax structure. One important factor in our outlook is the relatively favorable economic and tax environment in Canada. Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, and changes in tax laws. The Canada federal tax rate change enacted in the second quarter is particularly important beginning in 2008, when we expect it to begin to reduce our tax payments by approximately $5-7 million annually, with the yearly benefit increasing to $7-10 million as the change is fully phased in by 2010. This change also reduces our long-term expected tax rate approximately 2 percentage points.

53rd Week in 2006

Our 2006 fiscal year will contain an additional week, an instance which occurs every five or six years as a result of our calendar year end being the last Sunday of each calendar year. We anticipate that this 53rd week in 2006 will yield 1.5% of annual sales volume. Because of the seasonality and margin structures of our businesses, we anticipate that the effect of the 53rd week on pretax income will be positive in Canada and slightly negative in each of the other segments.

Goodwill and Intangible Assets

Because there is goodwill included in the carrying value of our three segments, the fair value of the applicable reporting unit was compared to its carrying value during the third quarter of 2006 to determine whether there was a goodwill impairment. Most of the goodwill associated with the U.S. and Canada segments originated in the Merger. Similarly, we tested indefinite-lived intangible assets for impairment during the third quarter of 2006, most of which relate to our Canada and Europe segments.

A portion of the Merger goodwill was allocated to the U.S. segment, based on the level of Merger synergy savings expected to accrue to the U.S. segment over time. Our testing during the third quarter of 2006 indicated that the fair values of the reporting units in the U.S. and Canada exceeded their carrying values, resulting in no impairments of goodwill in 2006. However, a reduction in the fair value of the U.S. or Canada segment in the future could lead to goodwill impairment. We also have significant indefinite-lived intangible assets in Canada, associated primarily with core, non-core and partner beer brands, as well as distribution rights. These intangible assets were also evaluated for impairment during the third quarter of 2006, and it was determined that their fair values exceeded their carrying values. A reduction in the fair values of these intangibles could lead to impairment charges in the future. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, termination of brewing and/or distribution agreements with other brewers or the inability to achieve synergies from the Merger.

The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. Our testing during the third quarter of 2006 indicated that the fair value of the CBL reporting unit exceeded its carrying value, resulting in no impairments of goodwill in 2006. However, even a slight reduction in the fair value of the CBL reporting unit in the future could lead to goodwill impairment. We also have a significant indefinite-lived intangible asset in Europe, associated with the Carling® brand, which was also tested in the third quarter of 2006, and no impairment was warranted. Future reductions in fair value of the Europe business or of specific intangibles could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, and declines in industry or company-specific beer volume sales, which could result in possible impairment of these assets.

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

Derivatives are either exchange-traded instruments, or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (S&P) or A2 (Moody’s). In some instances, our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At September 24, 2006, no collateral was posted by our counterparties or us.

Prior to issuing the Cdn $900 million bonds on September 22, 2005, we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company’s private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company’s interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per SFAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company’s effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

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

Value-at-Risk is a statistical measure of risk that estimates the loss that may be experienced with a given level of confidence over a given period of time. Specifically, as reported herein, value-at-risk is the maximum expected one-day loss at 95% confidence, that is, only 5% of the time or 1 day in 20 is the loss expected to exceed the value-at-risk. Value-at-risk is not intended to represent actual losses that may occur, nor does it represent the full extent of losses that may occur. Actual future gains and losses will differ from those estimated by value-at-risk because of changes or differences in market rates and interrelationships, hedging instruments, hedge percentages, timing and other factors.

The one-day value-at-risk at 95% confidence of our cross currency swaps was $11.5 million and $12.2 million at September 24, 2006, and December 25, 2005, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swap and cross currency swaps.

	Notional	Fair value
	principal	positive
	amounts (U.S. $)	(negative)	Maturity
	(In thousands)
September 24, 2006
Foreign currency management
Forwards	$219,305	$(2,781)	10/06 - 07/09
Cross currency swaps	1,456,330	(266,716)	04/07 - 05/12
Commodity pricing management
Swaps	50,622	3,589	10/06 - 09/08
Interest rate pricing management
Interest rate swap	290,677	2,872	06/11 - 05/12
Total		$(263,036)

	Notional	Fair value
	principal	positive
	amounts (U.S. $)	(negative)	Maturity
	(In thousands)
December 25, 2005
Foreign currency management
Forwards	$162,005	$(2,548)	01/06 - 11/07
Cross currency swaps	1,291,600	(174,755)	04/06 - 05/12
Commodity pricing management
Swaps	45,439	9,422	01/06 - 09/08
Interest rate pricing management
Interest rate swap	372,800	11,195	06/11 - 05/12
Total		$(156,686)

On a rolling twelve-month basis, maturities of derivative financial instruments held on September 24, 2006, are as follows (in thousands):

					10/11 and
10/06 - 9/07	10/07 - 9/08	10/08 - 9/09	10/09 - 9/10	10/10 - 9/11	thereafter	Total
$(2,989)	$2,278	$76	$(20,862)	$2,788	$(244,327)	$(263,036)

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

The following table presents the results of the sensitivity analysis of our derivative and debt portfolio:

	As of
	September 24, 2006	December 25, 2005
Estimated fair value volatility	(In thousands)
Foreign currency risk:
Forwards, swaps	$(18,221)	$(13,395)
Interest rate risk:
Debt, swaps	$(69,036)	$(75,559)
Commodity price risk:
Swaps	$(5,448)	$(17,600)

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Global Chief Executive Officer and Global Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage. Consequently, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2006 and based on their evaluation, have concluded that a material weakness in internal control over financial reporting as reported in our Form 10-K for our year ended December 25, 2005 continues to exist as of September 24, 2006 with respect to accounting for income taxes. Due to the material weakness, our Global Chief Executive Officer and Global Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding management’s control objectives as of September 24, 2006. Notwithstanding the material weakness, we have performed additional procedures to ensure that our financial statements as of and for the quarter ended September 24, 2006, were fairly presented in all material respects in accordance with generally accepted accounting principles.

The certifications attached as Exhibits 31.1 and 31.2 hereto should be read in conjunction with the disclosures set forth herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

As first reported in our first quarter 2005 Quarterly Report on Form 10-Q/A, we had identified the above material weakness in internal control over financial reporting with respect to accounting for income taxes, which continues to exist as of September 24, 2006. Since original identification of the material weakness, we have been working to implement the following steps to remediate this material weakness:

•       We have hired additional experienced tax staff including a vice president of tax and two additional senior level tax managers;

•       We have implemented additional procedures to ensure adequate levels of review in this area; and

•       We have implemented new software that will automate and improve controls in this area. We have populated the software with historical data and have run the new software system parallel with existing systems during the second and third quarters of 2006. The new software system is being relied upon as our tax provision computational tool as of and for the quarter ended September 24, 2006.

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

Changes in Internal Control over Financial Reporting

There  were no changes in internal controls over financial reporting during the quarter ended September 24, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 14 under the caption “CONTINGENCIES—Litigation and Other Disputes”. The litigation described in Part I—Financial Statements, Item 1 Note 14 under the caption “CONTINGENCIES—Litigation and Other Disputes”, if decided adversely to or settled by MCBC, may, individually or in the aggregate, result in liability material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

ITEM 1A.        RISK FACTORS

The reader should carefully consider the following factors and the other information contained within this document. The most important factors that could influence the achievement of our goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to, the following:

Risks specific to the Molson Merger

We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, technologies, sales and other aspects of the businesses of Molson® and Coors®.   Our success will depend in large part on management’s success in integrating the operations, technologies and personnel of Molson and Coors. If we fail to integrate the operations of Molson and Coors or otherwise fail to realize any of the anticipated benefits of the Merger transaction, including the estimated cost savings of approximately $175 million annually by the third year following the Merger, our results of operations could be impaired. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses and liabilities and diversion of management’s attention.

If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to the Company or favored by other stockholders.   Pentland and the Coors Trust, which together control more than two-thirds of the Company’s Class A Common and Exchangeable stock, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. However, in the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a transaction that is subject to a stockholder vote, we may be unable to complete the transaction even if our board, management or other stockholders believe the transaction is beneficial for Molson Coors.

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

Risks specific to our Company

Our success as an enterprise depends largely on the success of three primary products in three mature markets; the failure or weakening of one or more could materially adversely affect our financial results.   Although we currently have 14 products in our U.S. portfolio, Coors Light® represented more than 72% of our U.S. sales volume for 2005. Carling® lager is the best-selling brand in the United Kingdom and represented approximately 75% of CBL sales volume in 2005. The combination of the Molson Canadian® and Coors Light® brands represented approximately 45% of our Canada segment’s sales volume for the year ended December 25, 2005. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they, would have a disproportionately large adverse impact on our business. Moreover, each of our three major markets is mature, and we face large competitors who are larger and more diverse in terms of their geographies and brand portfolios.

We have indebtedness that is substantial in relation to our stockholders’ equity, which could hinder our ability to adjust to rapid changes in market conditions or to respond to competitive pressures.   As of September 24, 2006, we had $850 million in debt primarily related to our acquisition of CBL and $1.1 billion of debt primarily related to our Merger with Molson. As a result, we must use a substantial portion of our cash flow from operations to pay principal and interest on our debt. If our financial and operating performance does not generate sufficient cash flow for all of our activities, our operations could be adversely impacted.

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

Our primary production facilities in Europe and the United States are located at single sites, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.   Our primary production facility in the United States is in Golden, Colorado, and in Europe, our primary production facility is located in Burton-on-Trent, England. In both countries, our competitors have multiple geographically dispersed breweries and packaging facilities. As a result, we must ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel, as well as the impact of any localized natural disasters should they occur.

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

Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.   Our business is highly regulated by federal, state, provincial and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations and other matters. Failure to comply with these laws and regulations could result in the loss, revocation or suspension of our licenses, permits or approvals. In addition, changes in tax, environmental or any other laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.   We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly sales of Coors Light® in Canada and sales of the Carling® brand in the United Kingdom. Since our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, income and expenses into U.S. dollars at current exchange rates. Increases and decreases in the value of the U.S. dollar will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed.

Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results.   We use a large volume of agricultural and other raw materials to produce our products, including malt, hops, water and packaging materials, including aluminum and paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geo-political events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, including price risk associated with diesel fuel and aluminum, both of which are at historically high price levels, our results of operations may be adversely impacted.

We could be adversely affected by overall declines in the beer market.   Industry trends in many global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canadian markets, which could result in loss of volume or operating margins.

Because of our reliance on a single information technology service supplier, we could experience significant disruption to our business.   We rely exclusively on one information technology services provider worldwide for our network, help desk, hardware and software configuration. If that service provider fails and we are unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems.

Due to a high concentration of unionized workers in the United Kingdom and Canada, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.   Approximately 29% of CBL’s total workforce and approximately 67% of Molson’s total workforce is represented by trade unions. Although we believe relations with our employees are good, more stringent labor laws in the United Kingdom expose us to a greater risk of loss should we experience labor disruptions in that market.

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

Risks specific to the Canada Segment

We may be required to provide funding to the entity that owns the entertainment business and the Montréal Canadiens pursuant to the guarantees given to the NHL.   Pursuant to certain guarantees given to the NHL as a minority owner of the entertainment business and the Montréal Canadiens professional hockey club (purchased from Molson in 2001), Molson may have to provide funding to the Club (joint and severally based on our 19.9% ownership) to meet its obligations and it’s operating expenses if it cannot meet its obligations under various agreements.

An adverse result in a lawsuit brought by Miller could have an adverse impact on our business.   In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement allowing Molson Canada the sole distribution of Miller® products in Canada. Miller claims U.S. and Canadian antitrust violations and violations of the Agreement’s confidentiality provisions. Miller also claims that the Agreement’s purposes have been frustrated as a result of the Molson Coors Merger. If Miller were to prevail in this action, it could have an adverse impact on our business.

If we are unsuccessful in maintaining licensing, distribution and related agreements, our business could suffer adverse effects.   We manufacture and/or distribute products of other beverage companies in Canada, including those of one or more competitors, through various licensing, distribution or other arrangements. The loss of one or more of these arrangements could adversely impact our business.

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

Risks specific to the U.S. Segment

Litigation directed at the alcohol beverage industry may adversely affect our sales volumes, our business and our financial results.   Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend these lawsuits and it is not possible at this time to estimate the possible loss or range of loss, if any, that may result from these lawsuits.

We are highly dependent on independent distributors in the United States to sell our products, with no assurance that these distributors will effectively sell our products.   We sell all of our products in the United States to distributors for resale to retail outlets. Some of our distributors are at a competitive disadvantage because they are smaller than the largest distributors in their markets. Our distributors also sell products that compete with our products. These distributors may give our competitors’ products higher priority, thereby reducing sales of our products. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if we are not allowed or are unable to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected.

Risks specific to the Europe Segment

Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve favorable pricing.   The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, which could impact CBL’s ability to obtain favorable pricing in the on-premise channel (due to spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers continue to move to purchasing directly more of the products that, in the past, we have provided as part of our factored business. This consolidation could impact us adversely.

We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products.   We are involved in a joint venture with Exel Logistics called Tradeteam. Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our product and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.

We are reliant on a single third party as a supplier for kegs in the United Kingdom.   We do not own our kegs in the United Kingdom; rather we source our kegs from a logistics provider who is responsible for their ownership, upkeep, and providing an adequate stock. If this third party provider were to have a business failure, we may be required to purchase a stock of kegs, the estimated cost of which would be approximately $60 million.

Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise locations to off-premise locations, a trend which unfavorably impacts our profitability.   We have noted in recent years that beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. The progression to a ban on smoking in pubs and restaurants across the whole of the U.K. anticipated through 2007 may accelerate this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers. A continuation of this trend could adversely impact our profitability.

We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.   In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. In the event that current trends with respect to our U.K. business continue, including the potential impact of an expected smoking ban in on-premise locations across the whole of the U.K. in 2007, we may be required to record impairment charges, which could be material and could adversely impact our results of operations.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

The following are filed as a part of this Report on Form 10-Q:

(a)          Exhibits

Exhibit Number	Document Description
10.1	Directors’ Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan.
10.2

First Amendment dated as of August 31, 2006 to the Credit Agreement (“Credit Agreement”) dated as of March 2, 2005, among Molson Coors Brewing Company (the “Company”), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.

10.3

Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2.

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
November 2, 2006