Form 10-K
period 2006-12-31
MOLSON COORS BREWING CO
filed 2007-03-01
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer ☒, an accelerated filer ☐, or a non-accelerated filer☐ (check one).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s publicly-traded stock held by non-affiliates of the registrant at the close of business on June 25, 2006, was $4,466,274,383 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 25, 2006 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 20, 2007:

Class A Common Stock—1,337,386 shares

Class B Common Stock—68,636,816 shares

Exchangeable shares:

As of February 20, 2007, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—1,657,114

Class B Exchangeable Shares—16,928,210

In addition, the registrant has outstanding one share each of special Class A and Class B voting stock, through which the holders of Class A Exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable shares, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and class B common stock are entitled to vote. The trustee holder of the special class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the registrant’s 2007 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1.                Business

On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the Merger). In connection with the Merger, Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the Company) (formerly Adolph Coors Company), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); Molson Canada (Molson), operating in Canada; and our other corporate entities. Any reference to “Coors” means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to “Molson Coors” means MCBC, after the Merger.

Unless otherwise indicated, information in this report is presented in U.S. Dollars (USD or $).

(a)          General Development of Business

Molson was founded in 1786, and Coors was founded in 1873. Since each company was founded, they have been committed to producing the highest-quality beers. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are Canada, the United States and the United Kingdom.

The Merger

The Merger was effected by the exchange of Coors stock for Molson stock in a transaction that was valued at approximately $3.6 billion. Although Coors was considered the acquirer for accounting purposes, the transaction was considered a merger of equals by the two companies. The transaction is discussed in Note 2 to the Consolidated Financial Statements in Item 8.

Sale of Kaiser

On January 13, 2006, we sold a 68% equity interest in Cervejarias Kaiser Brasil S.A. (Kaiser) to FEMSA Cerveza S.A. de C.V. (FEMSA). Kaiser is the third largest brewer in Brazil. Kaiser’s key brands include Kaiser Pilsen®, and Bavaria®. We retained a 15% ownership interest in Kaiser, which was reflected as a cost method investment for accounting purposes during most of 2006. During the fourth quarter of 2006, we divested our remaining 15% interest in Kaiser by exercising a put option, for which we collected $15.7 million, including interest. Our financial statements contained in this report present Kaiser as a discontinued operation, as discussed further in Note 4 to the Consolidated Financial Statements in Item 8.

Joint Ventures and Other Arrangements

To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into joint venture arrangements with third parties over the past decade to leverage their strengths in areas such as can and bottle manufacturing, transportation and distribution. These joint ventures include Rocky Mountain Metal Container (RMMC) (aluminum can manufacturing in the U.S.), Rocky Mountain Bottle Company (RMBC) (glass bottle manufacturing in the U.S.) and Tradeteam, Ltd. (Tradeteam) (transportation and distribution in Great Britain within our Europe segment).

(b)          Financial Information About Segments

Our reporting segments have been realigned as a result of the Merger. We have three operating segments: Canada, the United States and Europe. Prior to being segregated and reported as a discontinued operation during the fourth quarter of 2005, and subsequent to the Merger in the first quarter of 2005, Brazil was an operating segment. A separate operating team manages each segment, and each segment manufactures, markets and sells beer and other beverage products.

See Note 3 to the Consolidated Financial Statements in Item 8 for financial information relating to our segments and operations, including geographic information.

(c)           Narrative Description of Business

Some of the following statements may describe our expectations regarding future products and business plans, financial results, performance and events. Actual results may differ materially from any such forward-looking statements. Please see Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 beginning on page 14, for some of the factors that may negatively impact our performance. The following statements are made, expressly subject to those and other risk factors.

Our Products

Brands sold in Canada include Coors Light®, Molson Canadian®, Molson Dry®, Molson® Export, Creemore Springs®, Rickard’s Red Ale® and other Rickard’s brands, Carling® and Pilsner®. We also brew or distribute under license the following brands: Amstel Light® under license from Amstel Brouwerij B.V., Heineken® and Murphy’s® under license from Heineken Brouwerijen B.V., Asahi® and Asahi Select® under license from Asahi Beer U.S.A. Inc. and Asahi Breweries, Ltd., Corona® under license from Cerveceria Modelo S.A. De C.V. and Canacermex, Inc., Miller Lite®, Miller Genuine Draft®, Milwaukee’s Best® and Milwaukee’s Best Dry® under license from Miller Brewing Company, and Foster’s® and Foster’s Special Bitter® under license from Carlton & United Beverages Limited.

Brands sold in the United States include: Coors Light®, Coors®, Coors® Non-Alcoholic, Blue Moon® Belgian White Ale and seasonal Blue Moon brands, George Killian’s® Irish Red™ Lager, Keystone®, Keystone® Light, Keystone® Ice, and Zima® XXX. We also sell the Molson family of brands in the United States.

Brands sold in the United Kingdom include: Carling®, C2™, Coors Fine Light Beer®, Worthington’s® ales, Caffrey’s®, Reef®, Screamers® and Stones®. We also sell Grolsch® in the United Kingdom through a joint venture. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell factored brands in our Europe segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis.

We sold approximately 19% of our 2006 reported volume in the Canada segment, 56% in the United States segment, and 25% in the Europe segment. In 2006, our largest brands accounted for the following percentage of total consolidated volume: Coors Light accounted for approximately 45% of reported volume, Carling for approximately 19%, and Keystone Light for approximately 8%.

Our sales volume from continuing operations totaled 42.1 million barrels in 2006, 40.4 million barrels in 2005 and 32.7 million barrels in 2004, excluding Brazil volume in discontinued operations. The barrel sales figures for periods prior to our Merger on February 9, 2005 do not include barrel sales of our products sold in Canada or the United States through the former Molson Coors Canada or Molson U.S.A. joint ventures. Our reported sales volumes also do not include the CBL factored brands business.

No single customer accounted for more than 10% of our consolidated or segmented sales in 2006, 2005 or 2004.

Canada Segment

Molson is Canada’s largest brewer by volume and North America’s oldest beer company, with an approximate 41% market share in Canada. Molson’s largest competitor, however, maintains a market share that is only slightly less than Molson’s. Molson brews, markets, sells and nationally distributes a wide variety of beer brands. Molson’s portfolio consists of strength or leadership in all major product and price segments. Molson has strong market share and visibility across retail and on-premise channels. Priority focus and investment is leveraged behind key owned brands (Coors Light, Molson Canadian, Molson Dry, Molson Export and Rickard’s) and key strategic distribution partnerships (including Heineken, Corona and Miller). Coors Light currently has an 11% market share and is the largest-selling light beer and the second-best selling beer brand overall in Canada. Molson Canadian currently has an 8% market share and is the third-largest selling beer in Canada.

Our Canada segment consists primarily of the production and sale of the Molson brands, Coors Light, and partner and other brands listed above under “Our Products.”  The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers Retail Inc. (BRI), and the Western provinces, Brewers’ Distributor Ltd. (BDL). BRI is consolidated in our financial statements. See Note 5 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

Canada

In Canada, provincial governments regulate the beer industry, particularly the regulation of the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards.

Province of Ontario

In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, approved agents of the Liquor Control Board of Ontario or at any bar, restaurant or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on-premise consumption. All brewers pay a service fee, based on their sales volume, through BRI. Molson, together with certain other brewers, participates in the ownership of BRI in proportion to its provincial market share relative to other brewers. Ontario brewers may deliver directly to BRI’s outlets or may choose to use BRI’s distribution centers to access retail in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Province of Québec

In Québec, beer is distributed directly by each brewer or through independent agents. Molson is the agent for the licensed brands it distributes. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for home consumption are made through grocery and convenience stores as well as government operated stores.

Province of British Columbia

In British Columbia, the government’s Liquor Distribution Branch currently controls the regulatory elements of distribution of all alcohol products in the province. Brewers’ Distributor Ltd. (BDL), which Molson co-owns with a competitor, manages the distribution of Molson’s products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed wine or beer retail store or at any licensed establishment for on-premise consumption. Liquor-primary licensed establishments for on-premise consumption may also be licensed for off-premise consumption.

Province of Alberta

In Alberta, the distribution of beer is managed by independent private warehousing and shipping companies or by a government sponsored system in the case of U.S.-sourced products. All sales of liquor in Alberta are made through retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees, such as bars, hotels and restaurants. BDL manages the distribution of Molson’s products in Alberta.

Other Provinces

Molson’s products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of Molson’s products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and retail Molson’s products. Yukon, Northwest Territories and Nunavat manage distribution and retail through government liquor commissioners.

Manufacturing, Production and Packaging

Brewing Raw Materials

Molson’s goal is to procure highest quality materials and services at the lowest prices available. Molson selects global suppliers for materials and services that best meet this goal. Molson also uses hedging instruments to protect from volatility in the commodities and foreign exchange markets.

Molson sources barley malt from two primary providers, with commitments through 2009. Hops are purchased from a variety of global suppliers in the U.S., Europe and New Zealand, with commitments through 2007. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products. Molson and CBC in the U.S. have benefited from merger-driven cost synergies related to the acquisition of certain brewing materials. Water used in the brewing process is from local sources in the communities where our breweries operate.

Brewing and Packaging Facilities

Molson has six breweries, strategically located throughout Canada, which brew, bottle, package, market and distribute all owned and licensed brands sold in and exported from Canada. The breweries are as follows: Montréal (Québec), Toronto (Ontario), Vancouver (British Columbia), Edmonton (Alberta), St. John’s (Newfoundland) and Creemore (Ontario). The Montréal and Toronto breweries account for approximately three-fourths of the company’s Canada production. The Moncton (New Brunswick) brewery is under construction with plans to be complete by September 2007.

Packaging Materials

Glass bottles

Molson single sources glass bottles, and has a committed supply through 2007. Availability of glass bottles has not been an issue, and Molson does not expect any difficulties in accessing them. However, the risk of glass bottle supply disruptions has increased with the reduction of local supply alternatives due to the consolidation of the glass bottle industry in North America. The distribution systems in each province generally provide the collection network for returnable bottles. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents approximately 69% of domestic sales in Canada.

In October 2003, the Canadian Competition Bureau began a review into the validity of industry arrangements regarding industry bottle standards. The Bureau has recently advised that they have discontinued their review. The industry arrangements remain in place.

Aluminum cans

Molson single sources aluminum cans and has a committed supply through 2007. Availability of aluminum cans has not been an issue, and Molson does not expect any difficulties in accessing them. The distribution systems in each province generally provide the collection network for aluminum cans. Aluminum cans account for approximately 21% of domestic sales in Canada.

Kegs

Molson sells approximately 10% of its beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and there is no long-term supply commitment.

Other packaging

Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. Molson does not foresee difficulties in accessing these products in the near future.

Seasonality of Business

Total industry volume in Canada is sensitive to factors such as weather, changes in demographics and consumer preferences. Consumption of beer in Canada is also seasonal with approximately 41% of industry sales volume occurring during the four months from May through August.

Competitive Conditions

2006 Canada Beer Industry Overview

Since 2001, the premium beer category in Canada has gradually lost volume to the super-premium and “value” (below premium) categories. The growth of the value category slowed in 2005 and 2006, and the price gap between premium and value brands was relatively stable, although the number of value brands increased. In 2006, we increased regular selling prices for our premium brands in select markets, but used targeted feature price activity to generate growth.

The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as Molson’s main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities.

There are three major beer segments based on price: super premium, which includes imports; premium, which includes the majority of domestic brands and the light sub-segment; and value.

During 2006, estimated industry sales volume in Canada, including sales of imported beers, increased by approximately 2% on a year-over-year basis.

Our Competitive Position

The Canada brewing industry is comprised principally of two major brewers, Molson and Labatt, whose combined market share is approximately 81% of beer sold in Canada. The Ontario and Québec markets account for approximately 62% of the total beer market in Canada.

Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories.

Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment’s lead in the overall alcoholic beverages market.

United States Segment

Coors Brewing Company is the third-largest brewer by volume in the United States, with an approximate 11% market share. CBC produces, markets, and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures. The U.S. segment also includes Coors brand volume, primarily Coors Light, that is sold outside of the United States and its territories, primarily Mexico and the Caribbean, as well as sales of Molson brand products in the United States.

Sales and Distribution

In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 550 independent distributors purchases our products and distributes them to retail accounts. We estimate that approximately one-fourth of our product is sold on-premise in bars and restaurants, and the other three-fourths is sold off-premise in liquor stores, convenience stores, grocery stores and other retail outlets. We also own three distributorships which collectively handled approximately 2% of our total U.S. segment’s volume in 2006. Approximately 44% of our volume passes through one of our 11 satellite re-distribution centers throughout the United States prior to being sold to distributors. In Puerto Rico, we market and sell Coors Light through an independent distributor. Coors Light is the leading beer brand in Puerto Rico. Sales in Puerto Rico represented less than 5% of our U.S. sales volume in 2006. We also sell our products in several other Caribbean markets. Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V., a subsidiary of FEMSA Cerveza, is the sole and exclusive importer, marketer, seller and distributor of Coors Light in Mexico.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

We use the highest-quality water, barley and hops to brew our products. We malt 100% of our production requirements, using barley purchased under yearly contracts from a network of independent farmers located in five regions in the western United States. Hops and starches are purchased from suppliers primarily in the United States. We have acquired water rights to provide for long-term strategic growth and to sustain brewing operations in case of a prolonged drought in Colorado. CBC also uses hedging instruments to protect from volatility in the commodities and foreign exchange markets.

Brewing and Packaging Facilities

We have two production facilities in the United States. We own and operate the world’s largest single-site brewery located in Golden, Colorado. We also operate a packaging facility located in the Shenandoah Valley in Virginia. In order to supply our markets in the eastern United States more efficiently, we are adding brewing capability to our Virginia facility, which we expect to have operational by summer of 2007. The Golden brewery has the capacity to brew and package more than 15 million barrels annually. The Shenandoah brewery will have a production capacity of approximately 7 million barrels. The Shenandoah facility will source its barley malt from the Golden malting facility.

We closed our Memphis brewing and packaging facility in September 2006 and shifted its production to other MCBC facilities. All products shipped to Puerto Rico or otherwise exported outside the U.S. are now packaged at the Shenandoah facility, and upon its full build-out, all Puerto Rico and export volume will be brewed in Shenandoah.

The U.S. segment imports Molson products and a portion of another U.S. brand volume from Molson’s Montréal brewery.

CBC faces cost challenges due to the concentration of its brewing activities at few locations, compared with our other operating segments and compared with our competitors in the United States, who operate more breweries in geographically diverse locations in the U.S. These cost challenges have been exacerbated by increases in diesel fuel costs in recent years. The Shenandoah brewery in part is an effort to address these challenges.

Packaging Materials

Aluminum cans

Approximately 61% of our U.S. products were packaged in aluminum cans in 2006. We purchased approximately 80% of those cans from RMMC, our joint venture with Ball Corporation (Ball), whose production facility is located adjacent to the brewery in Golden, Colorado. In addition to our supply agreement with RMMC, we also have a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. Aluminum is an exchange-traded commodity, and its price can be volatile. The RMMC joint venture agreement is scheduled to expire in 2012.

Glass bottles

We packaged approximately 28% of our U.S. products in 2006 in glass bottles. RMBC, our joint venture with Owens-Brockway Glass Container, Inc. (Owens), produces approximately 60% of our U.S. glass bottle requirements at our glass manufacturing facility in Wheat Ridge, Colorado. In July 2003, we extended our joint venture with Owens for 12 years, as well as a supply agreement with Owens for the glass bottles we require in excess of joint venture production.

Kegs

The remaining 11% of U.S. volume we sold in 2006 was packaged in quarter-, half-, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement.

Other packaging

Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. We purchase most of our paperboard from a subsidiary of Graphic Packaging Corporation (GPC), a related party. CBC does not foresee difficulties in accessing these products in the future.

Seasonality of the Business

Our U.S. sales volumes are normally lowest in the first and fourth quarters and highest in the second and third quarters.

Competitive Conditions

Known Trends and Competitive Conditions

Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports (Beer Marketer’s Insights, Impact Databank and The Beer Institute), and distributors. While management believes that these sources are reliable, we cannot guarantee the accuracy of these numbers and estimates.

2006 U.S. Beer Industry Overview

The beer industry in the United States is highly competitive and increasingly fragmented, with a profusion of offerings in the above-premium category. With respect to premium lager-style beer, three major brewers control approximately 78% of the market. Growing or even maintaining market share has required increasing investments in marketing and sales. U.S. beer industry shipments had an annual growth rate during the past 10 years of 0.8%. Price discounting in the U.S. beer industry was less intense in 2006, compared with a high level of promotions in the second half of 2005.

Since the change in the Excise Tax structure in Puerto Rico in June 2002, the beer market there has been in modest decline.   Additionally, while this market has traditionally been split among U.S. imports, other foreign imports and local brewers, due to the tax advantage held by the local brewer, the Medalla brand has gained significant share in the past several years. Coors Light remains the market leader in Puerto Rico with an approximate 50% market share.

Our Competitive Position

Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic and imported brands. These competing brands are produced by national, regional, local and international brewers. We compete most directly with Anheuser-Busch and SAB Miller (SAB). We also compete with imported craft beer brands. According to Beer Marketer’s Insights estimates, we are the nation’s third-largest brewer, selling approximately 11% of the total 2006 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to Anheuser-Busch’s 49% share and SAB’s 18% share.

Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment’s lead in the overall alcoholic beverages market.

Europe Segment

Coors Brewers, Ltd (CBL) is the United Kingdom’s second-largest beer company with unit volume sales of approximately 10.4 million U.S. barrels in 2006. CBL has an approximate 21% share of the U.K. beer market, Western Europe’s second-largest market. Sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing more than three-fourths of CBL’s total beer volume. The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout Great Britain (through Tradeteam). Our Europe segment also manages a small volume of sales, primarily of Coors products, in Asia and other export markets.

Sales and Distribution

United Kingdom

In the United Kingdom, beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Unlike the United States, where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the United Kingdom is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, where products are consumed in bars and restaurants. Approximately 30% of CBL’s net sales value in 2006 was these “factored” brands.

Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of malt to the CBL breweries.

Over the past three decades, volumes have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the “take-home” market.

On-Premise Market Channel

The on-premise channel accounted for approximately 62% of our U.K. sales volumes in 2006. The on-premise channel is generally segregated further into two more specific categories:  multiple on-premise and free on-premise. Multiple on-premise refers to those customers that own a number of pubs and restaurants and free on-premise refers to individual owner-operators of pubs and restaurants. The on-going market trend from the higher-margin free on-premise channel to the lower-margin multiple on-premise puts the Europe segment’s profitability at risk. In 2006, CBL sold approximately 70% and 30% of its on-premise volume to multiple and free on-premise customers, respectively. In recent years, pricing in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers, which have not consolidated during this time.

The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer in the United Kingdom. Accordingly, CBL owns equipment used to dispense beer from kegs to consumers. This includes beer lines, cooling equipment, taps and countermounts.

Similar to other U.K. brewers, CBL has traditionally used loans to secure supply relationships with customers in the on-premise market. Loans are normally granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue as interest income to reflect the economic substance of these loans.

Off-Premise Market Channel

The off-premise channel accounted for approximately 38% of our U.K. sales volume in 2006. The off-premise market includes sales to supermarket chains, convenience stores, liquor store chains, distributors and wholesalers.

Asia

We continue to develop markets in Asia, which are managed by the Europe segment’s management team. We have a Japanese business which is currently focused on the Zima and Coors brands. In China our business is principally focused on the Coors Light brand. Product sold in Japan and China is contract brewed by a third party in China. The small amount of remaining Asia volume is exported from the U.S.

Manufacturing, Production and Packaging

Brewing Raw Materials

We use the highest-quality water, barley and hops to brew our products. During 2006, CBL produced more than 90% of its required malt using barley purchased from sources in the United Kingdom. CBL does not anticipate significant challenges in procuring quality malt for the foreseeable future. Malt sourced externally is committed through 2008 and is produced through a toll malting agreement where CBL purchases the required barley and pays a conversion fee to the malt vendor. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the United Kingdom and on the European continent. CBL does not anticipate difficulties in accessing these products going forward.

We assure the highest-quality water by obtaining our water from private water sources that are carefully chosen for their purity and are regularly tested to ensure their ongoing purity and to confirm that all the requirements of the U.K. private water regulations are met. Public supplies are used as back-up to the private supplies in some breweries, and these are again tasted and tested regularly to ensure their ongoing purity.

Brewing and Packaging Facilities

We operate three breweries in the United Kingdom. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom and accounts for approximately two-thirds of CBL’s production. Smaller breweries are located in Tadcaster and Alton. Product sold in Ireland and certain Asia markets is produced by contract brewers.

Packaging Materials

Kegs and casks

We used kegs and casks for approximately 56% of our U.K. products in 2006, reflecting a high percentage of product sold on-premise. CBL does not own its own kegs but rather fills and ships kegs owned by a third party, who manages the supply and maintenance of kegs and casks. See Item 1A. Risk Factors related to the Europe segment for further discussion.

Aluminum Cans

Approximately 36% of our U.K. products were packaged in cans in 2006. All of our cans are purchased through a supply contract with Ball.

Glass bottles

Approximately 5% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers.

Other packaging

The remaining 3% of our U.K. sales are shipped in bulk tanker for other brewers to package.

Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. CBL does not foresee difficulties in accessing these or other packaging materials in the foreseeable future.

Seasonality of Business

In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holiday periods, weather and by certain major televised sporting events (such as the World Cup soccer tournament in the summer of 2006). Peak selling seasons occur during the summer and during the Christmas and New Year periods. The Christmas/New Year holiday peak is most pronounced in the off-premise channel. Consequently, our largest quarters by volume are the third and fourth quarters, and the smallest are the first and second.

Competitive Conditions

2006 U.K. Beer Industry Overview

Beer consumption in the United Kingdom declined by an average of 0.9% per annum between 1980 and 2000. Total trade beer market volume declined by 1.2% in 2006. This was the third consecutive year of decline and reverses the relatively stable trend seen during 2000 to 2003. The longer-term decline has been mainly attributable to the on-premise channel, where volumes are now approximately 44% lower than in 1980. Over the same period, off-premise volume has increased by approximately 210%. This trend is expected to continue and has been caused by a number of factors, including changes in consumers’ lifestyles and an increasing price difference between beer prices in the on-premise (higher prices) and off-premise (lower prices) channels. Both trends continued in 2006 with off-premise industry market growth of 3.2% and a decline in the on-premise market of 4.3%.

There has also been a steady trend away from ales and towards lager, driven predominantly by the leading lager brands. In 1980, lagers accounted for 31% of beer sales, and in 2006 lagers accounted for almost 75% of U.K. beer sales. While lager volume has been growing, ales, including stouts, have declined during this period, and this trend has accelerated in the last few years. The leading beer brands are generally growing at a faster rate than the market. The top 10 brands now represent approximately 66% of the total market, compared to only 34% in 1995.

Our Competitive Position

Our beers and flavored alcohol beverages compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits and ciders. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch, Coors Fine Light Beer and C2 positions us well to take advantage of the continuing trend toward lagers. Our portfolio has been strengthened by the introduction of a range of imported and speciality beer brands, such as Sol, Zatec, Palm and Kasteel Cru.

Our principal competitors are Scottish & Newcastle U.K. Ltd., Inbev U.K. Ltd. and Carlsberg U.K. Ltd. We are the U.K.’s second-largest brewer, with a market share of approximately 21% (excluding factored brands sales), based on AC Nielsen information. This compares to Scottish & Newcastle U.K. Ltd.’s share of approximately 24%, Inbev U.K. Ltd.’s share of approximately 19% and Carlsberg U.K. Ltd.’s share of approximately 12%. In 2006 CBL achieved a small increase in its share of the U.K. beer market and two of our three core brands—Carling and Coors Fine Light Beer—increased their product category share in 2006.

Global Intellectual Property

We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating and certain other technical operations. These patents have expiration dates through 2021. We are not reliant on royalty or other revenue from third parties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.

Inflation

Inflation is typically a factor in the segments in which we operate, although we periodically experience inflationary trends in specific areas, such as fuel costs, which were significantly higher in 2006 when compared to prior years. Inflation in diesel fuel costs impacts the U.S. segment most significantly due to the geographic size of the U.S. market and the concentration of production at fewer facilities. The U.S. segment is also the most exposed to inflation in aluminum prices, since it packages the majority of its product in aluminum cans.

Regulation

Canada

In Canada, provincial governments regulate the production, marketing, distribution, sale and pricing of beer, and impose commodity taxes and license fees in relation to the production and sale of beer. In 2006, Canada excise taxes totaled $552.5 million or $66.71 per barrel sold. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes and in certain instances, custom duties on imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

United States

In the United States, the beer business is regulated by federal, state and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies.

Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2006 from a high of $32.10 per barrel in Alaska to a low of $0.60 per barrel in Wyoming. In 2006, U.S. excise taxes totaled $417.6 million or $17.79 per barrel sold.

Europe

In the United Kingdom, regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the United Kingdom, we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including Her Majesty’s Revenue & Customs (HMRC); the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.

In 2007, a smoking ban in public places will take effect across the remainder of Great Britain. The ban will come into force on April 2, 2007 in Wales, April 30, 2007 in Northern Ireland and July 1, 2007 in England and is expected to have a significant unfavorable volume impact in the on-premise channel in the short-term but potentially increase volume in the off-premise market as consumers adjust their consumption patterns to the new environment. A ban already exists in Scotland and Republic of Ireland and in these geographies the experience was as we have outlined in our expectation for Wales, Northern Ireland and England.

The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2006, we incurred approximately $1.1 billion in excise taxes on gross revenues of approximately $2.5 billion, or approximately $104.58 per barrel.

Environmental Matters

Canada

Our Canadian brewing operations are subject to provincial environmental regulations and local permit requirements. Each of our Canadian breweries, other than the St. John’s brewery, has water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.

Molson sold a chemical specialties business in 1996. The company is responsible for certain aspects of environmental remediation, undertaken or planned, at the business sites. We have established provisions for the costs of these remediation programs.

United States

We are one of a number of entities named by the Environmental Protection Agency (EPA) as a potentially responsible party (PRP) at the Lowry Superfund site. This landfill is owned by the City and County of Denver (Denver) and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding then outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). The settlement requires us to pay a portion of future costs in excess of that amount.

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

Europe

We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2006 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2007.

Employees and Employee Relations

Canada

Molson has approximately 3,000 full-time employees in Canada. Approximately 67% of this total workforce is represented by trade unions. Workplace change initiatives are continuing and as a result, joint union and management steering committees established in most breweries are focusing on customer service, quality, continuous improvement, employee training and a growing degree of employee involvement in all areas of brewery operations. The agreement governing our relationship with 100 employees at the Edmonton brewery is set to expire in 2007. We believe that relations with our Canada employees are good.

United States

We have approximately 3,800 employees in our U.S. segment. Less than 1% of our U.S. work force is represented by unions. We believe that relations with our U.S. employees are good.

Europe

We have approximately 2,750 employees in our Europe segment. Approximately 23% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. The agreements do not have expiration dates and negotiations are conducted annually. We believe that relations with our Europe employees are good.

(d)          Financial Information about Foreign and Domestic Operations and Export Sales

See the Consolidated Financial Statements in Item 8 for discussion of sales, operating income and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

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

Forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” “expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates,” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” and elsewhere in this document and in our other filings with the SEC.

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

Risks specific to our Company

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

Our success as an enterprise depends largely on the success of three primary products in three mature markets; the failure or weakening of one or more could materially adversely affect our financial results.   Although we currently have 14 products in our U.S. portfolio, Coors Light represented more than 71% of our U.S. segment’s sales volume for 2006. Carling lager is the best-selling brand in the United Kingdom and represented more than 77% of our European segment’s sales volume in 2006. The combination of the Molson Canadian and Coors Light brands represented more than 42% of our Canada segment’s sales volume in 2006. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a disproportionately large adverse impact on our business. Moreover, each of our three major markets is mature, and we face large competitors who have greater financial, marketing and distribution resources and are more diverse in terms of their geographies and brand portfolios.

We have indebtedness that is substantial in relation to our stockholders’ equity, which could hinder our ability to adjust to rapid changes in market conditions or to respond to competitive pressures.   As of December 31, 2006, we had approximately $850 million in debt primarily related to our acquisition of CBL and $1.1 billion of debt primarily related to our Merger with Molson. As a result, we must use a portion of our cash flow from operations to pay interest on our debt. If our financial and operating performance does not generate sufficient cash flow for all of our activities, our operations could be adversely impacted.

We rely on a small number of suppliers to obtain the packaging we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.   For our U.S. business, we purchase most of our paperboard and container supplies from a single supplier or a small number of suppliers. This packaging is unique and is not produced by any other supplier. Additionally, we are contractually obligated to purchase substantially all our can and bottle needs in the United States and Canada from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). Consolidation of the glass bottle industry in North America has reduced local supply alternatives and increased risks of glass bottle supply disruptions. CBL has a single source for its can supply (Ball). The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business.

Our primary production facilities in Europe and the United States are located at single sites, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.   Our primary production facility in the United States is in Golden, Colorado, and in Europe, our primary production facility is located in Burton-on-Trent, England. In both segments, our competitors have multiple geographically dispersed breweries and packaging facilities. As a result, we must ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel, as well as the impact of any localized natural disasters should they occur.

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

Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the British pound and the Canadian dollar.   We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and in the United Kingdom. Since our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD at current exchange rates. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed.

Our operations face significant commodity price change and foreign exchange rate exposure which could materially and adversely affect our operating results.   We use a large volume of agricultural and other raw materials to produce our products, including barley, barley malt, hops, various starches, water and packaging materials, including aluminum and paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geo-political events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price and foreign exchange rate changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates or commodity price risks, including price risk associated with diesel fuel and aluminum, both of which are at historically high price levels, our results of operations may be adversely impacted.

We could be adversely affected by overall declines in the beer market.   Consumer trends in some global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands in some Canadian markets, which could result in loss of volume or a deterioration of operating margins.

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

Due to a high concentration of unionized workers in the United Kingdom and Canada, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.   Approximately 67% of Molson’s total workforce and approximately 23% of CBL’s total workforce is represented by trade unions. Although we believe relations with our employees are good, stringent labor laws in the United Kingdom expose us to a greater risk of loss should we experience labor disruptions in that market.

Changes to the regulation of the distribution systems for our products could adversely impact our business.   In 2006, the U.S. Supreme Court ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of our products. Changes to the three-tier distribution system could have a materially adverse impact on our business. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

Risks specific to our Discontinued Operations

Indemnities provided to the purchaser of 83% of the Kaiser business in Brazil could result in future cash outflows and statement of operations charges.   On January 13, 2006, we agreed to sell a 68% equity interest in Kaiser to FEMSA for $68 million cash, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. In November 2006, we divested our remaining 15% ownership interest in Kaiser and received $15.7 million, resulting in an increase of FEMSA’s purchased ownership of Kaiser to 83%. The terms of our 2006 agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control, and we cannot predict the outcomes of administrative and judicial proceedings that will occur with regard to these claims. It is possible that we will have to make cash outlays to FEMSA with regard to these indemnities. While the fair values of these indemnity obligations are recorded as liabilities on our balance sheet in conjunction with the sale, we could incur future statement of operations charges as facts further develop resulting in changes to our fair value estimates or change in assessment of probability of loss on these items. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.

Risks specific to the Canada Segment

We may be required to provide funding to the entity that owns the Montréal Canadiens hockey club and the related entertainment business pursuant to the guarantees given to the National Hockey League (NHL).   Pursuant to certain guarantees given to the NHL as a minority owner of the entertainment business and the Montréal Canadiens professional hockey club (majority ownership sold by Molson in 2001), Molson may have to provide funding to the Club (joint and severally based on our 19.9% ownership) to meet its obligations and its operating expenses if the Club cannot meet its obligations under various agreements.

An adverse result in a lawsuit brought by Miller could have an adverse impact on our business.   In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement allowing Molson Canada the sole distribution of Miller products in Canada. Miller claims U.S. and Canadian antitrust violations and violations of the Agreement’s confidentiality provisions. Miller also claims that the Agreement’s purposes have been frustrated as a result of the Molson Coors Merger. If Miller were to prevail in this action, it could have an adverse impact on our business, and we may be required to record an impairment charge on all or a portion of the $112.0 million carrying value of our intangible asset associated with the Miller arrangements.

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

If the Maritime Provinces refuse to recognize our new brewery in Moncton, New Brunswick, as a “local brewer,” we will not be able to use that facility as planned.   We are completing a brewery in Moncton, New Brunswick. We decided to build it on the basis of assurances from Canada’s Maritime Provinces (which include New Brunswick and Nova Scotia) that the facility would qualify as a “local brewer,” under the Maritime Accord so that beer shipped to other Maritime Provinces would be subject to much lower handling fees than beer shipped from elsewhere in Canada. There is risk that certain Maritime Provinces will not honor their previous assurances. If so, our return on investment would be substantially lower than planned, and we may be required to record an impairment charge on all or a portion of the $25.2 million spent to construct the brewery.

Risks specific to the U.S. Segment

Litigation directed at the alcohol beverage industry may adversely affect our sales volumes, our business and our financial results.   Molson Coors and other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. We will vigorously defend these lawsuits, several of which have been dismissed and are now on appeal. It is not possible at this time to estimate the possible loss or range of loss, if any, that may result from these lawsuits.

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

Risks specific to the Europe Segment

Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise channels to off-premise channels, a trend which unfavorably impacts our profitability.   We have noted in recent years that beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. The progression to a ban on smoking in pubs and restaurants across the whole of the U.K. anticipated to be effective in 2007 is likely to accelerate this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, hence these trends could adversely impact our profitability.

Consolidation of pubs and growth in the size of pub chains in the United Kingdom could result in less ability to achieve favorable pricing.   The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, and therefore continuation of this trend could impact CBL’s ability to obtain favorable pricing in the on-premise channel (due to spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers continue to move to purchasing directly more of the products that, in the past, we have provided as part of our factored business. Further consolidation could impact us adversely.

We depend exclusively on one logistics provider in England, Wales and Scotland for distribution of our CBL products.   We are a party to a joint venture with DHL called Tradeteam. Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.

We are reliant on a single third party as a supplier for kegs in the United Kingdom.   Our CBL business uses kegs managed by a logistics provider who is responsible for providing an adequate stock of kegs as well as their upkeep. Due to greater than anticipated keg losses as well as reduced fill fees (attributable to reduced overall volume), the logistics provider has encountered financial difficulty. As a result of action taken by the logistics provider's lending institution, related to perceived financial difficulties of the borrower, the logistics provider has been forced into administration (restructuring proceedings) and the bank, on February 20, 2007, exercised its option to put the keg population to CBL. As a result, we expect to purchase the existing keg population from the logistics provider's lender at fair value pursuant to the terms of the agreement between CBL and the logistics provider’s lender. We estimate that this potential capital expenditure, which may be financed over a period of time in excess of one year, could amount to approximately $70 million to $100 million, which is not included in the 2007 capital expenditures plan. As a result of this capital requirement, we may reduce other elements of our 2007 capital expenditures plan, or offset risk posed by the potential keg purchase through increased cash generation efforts.

We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.   In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. In the event that the adverse financial impact of current trends with respect to our U.K. business continue and including the potential impact of an expected smoking ban in on-premise locations across the whole of the U.K. in 2007 are worse than we anticipate, we may be required to record impairment charges. This could be material and could adversely impact our results of operations.

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

As of December 31, 2006, our major facilities were:

Facility	Location	Character
Canada
Administrative Offices	Toronto, Ontario	Canada Segment Headquarters
	Montréal, Québec	Corporate Headquarters
Brewery / packaging plants	St Johns, Newfoundland	Packaged malt beverages
Montréal, Québec
Toronto, Ontario
Creemore, Ontario
Edmonton, Alberta
Vancouver, British Columbia
Moncton, New Brunswick(1)
Retail stores	Ontario Province(2)	Beer retail stores
Distribution warehouses	Montréal, Québec	Distribution centers
Ontario Province(3)
United States
Administrative Offices	Golden, CO	U.S. Segment Headquarters
	Denver, CO(4)	Corporate Headquarters
Brewery / packaging plants	Golden, CO	Malt beverages / packaged malt beverages
Elkton, VA (Shenandoah Valley)(5)
Can and end plant	Golden, CO	Aluminum cans and ends
Bottle plant	Wheat Ridge, CO	Glass bottles
Distributorship locations	Meridian, ID	Wholesale beer distribution
Glenwood Springs, CO
Denver, CO
Distribution warehouses	Golden, CO	Distribution centers
Elkton, VA
Europe
Administrative Office	Burton-on-Trent, Staffordshire	Europe Segment Headquarters
Brewery / packaging plants	Burton-on-Trent, Staffordshire	Malt and spirit-based beverages / packaged malt beverages
Tadcaster Brewery, Yorkshire
Alton Brewery, Hampshire
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)          Construction of brewery of malt beverages/packaging plant to be completed and operational in 2007.

(2)          Approximately 400 stores owned or leased by BRI joint venture in various locations in Ontario Province.

(3)          We have six warehouses owned or leased by our BRI joint venture and one warehouse owned by Molson in the Ontario Province.

(4)          Leased facility.

(5)          Completion of a brewery of malt beverages in 2007.

We believe our facilities are well maintained and suitable for their respective operations. In 2006, our operating facilities were not capacity constrained.

ITEM 3.                Legal Proceedings

Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with one of those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP. The Company will vigorously defend the lawsuits.

In May 2005, the Company was contacted by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company’s financial results for the first quarter of 2005 and other information.  In November 2006, the Company received a letter from the SEC stating that this matter (In the Matter of Molson Coors Brewing Company, D-02739-A) has been recommended for termination, and no enforcement action has been recommended to the Commission. The information in the SEC’s letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310.

The Company was contacted by the New York Stock Exchange in June 2005, requesting information in connection with events leading up to the Company’s earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company cooperated with this inquiry. As a matter of policy, the Exchange does not comment publicly on the status of its investigations. However, we have not been contacted by the NYSE with respect to this investigation in approximately 18 months. If there were any formal action taken by the NYSE, it would be in the form of an Investigatory Panel Decision. Such Decisions are publicly available.

In July 2005, the Ontario Securities Commission (Commission) requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company cooperated with the inquiry. The Commission has advised the Company that it has closed the file on this matter without action of any kind.

In early October 2006, the Audit Committee of the Company’s Board of Directors concluded its investigation of whether a complaint that it received in the third quarter of 2005 had any merit. The complaint related primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company’s Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders and sales of the Company’s common stock in connection with exercise of stock options by the Company’s chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. The Audit Committee’s independent counsel, which was retained to assist in conducting the investigation, reviewed and discussed with the staff of the SEC the various findings of an approximately 12-month long investigation conducted by the independent counsel. The Audit Committee determined, after thoroughly reviewing the facts, and in consultation with its independent counsel, to conclude the investigation. In concluding the investigation, the Audit Committee determined that the various matters referred to in the complaint were without merit.

In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement’s confidentiality provisions. Miller also claimed that the Agreement’s purposes have been frustrated as a result of the Merger. The Company has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect. We are currently in discussions with Miller regarding a resolution of this dispute. There can be no assurances that we will arrive at such a resolution.

In late October 2006, Molson Canada received a letter from Foster’s Group Limited providing twelve months’ notice of its intention to terminate the Foster’s U.S. License Agreement due to the Merger. The Agreement provides Molson Canada with the right to produce Foster’s beer for the U.S. marketplace. In November 2006, Molson Canada filed a notice of action in Ontario, Canada disputing the validity of the termination notice. In December 2006, Foster’s filed a separate application in Ontario, Canada seeking termination of the Agreement. Molson Canada will vigorously defend its rights in these matters.

Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. Several of the lawsuits have been dismissed on appeal. There have been no appellate decisions. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, related to these lawsuits.

CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL appealed the employment appeal tribunal’s judgment. In January 2007, the appeal decision was ruled in the Company’s favor, holding that the employment tribunal had no jurisdiction to hear the employees’ claims, and the claims were dismissed. It is possible that the employees may attempt to advance their claims in a different forum.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.                Market for the Registrant’s Common Equity and Issuer Purchases of Equity Securities

Our Class B non-voting common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “TAP.”  Prior to the Merger, our Class B non-voting common stock was traded on the New York Stock Exchange, under the symbol “RKY” (since March 11, 1999) and prior to that was quoted on the NASDAQ National Market under the symbol “ACCOB.”

In connection with the Merger and effective February 9, 2005,  we now have Class A and Class B common stock trading on the New York Stock Exchange under the symbols “TAP A” and “TAP,” respectively, and on the Toronto Stock Exchange as “TAP.A” and “TAP.B,” respectively. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols “TPX.A” and “TPX.B,” respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders’ taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. See Note 2 in the Consolidated Financial Statements in Item 8 for information on the exchange ratios used to effect the Merger.

The Merger was effected by the issuance of Adolph Coors Company stock for Molson, Inc. stock in a transaction that was valued at approximately $3.6 billion. Coors is considered the accounting acquirer, although the transaction is viewed as a merger of equals by the two companies. The transaction is discussed in Note 2 to the Consolidated Financial Statements in Item 8. The approximate number of record security holders by class of stock at February 20, 2007, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	28
Class B common stock, non-voting, $0.01 par value	2,993
Class A exchangeable shares	317
Class B exchangeable shares	3,264

The following table sets forth the high and low sales prices per share of our Class A common stock and dividends paid for each fiscal quarter of 2006 and 2005 as reported by the New York Stock Exchange.

	High	Low	Dividends
2006
First quarter	$70.50	$62.60	$0.32
Second quarter	$72.85	$65.69	$0.32
Third quarter	$71.11	$65.90	$0.32
Fourth quarter	$76.00	$65.50	$0.32
2005
First quarter	$75.75	$68.50	$0.32
Second quarter	$80.00	$63.69	$0.32
Third quarter	$69.00	$62.50	$0.32
Fourth quarter	$68.75	$63.69	$0.32

The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2006 and 2005 as reported by the New York Stock Exchange.

	High	Low	Dividends
2006
First quarter	$70.55	$62.35	$0.32
Second quarter	$73.86	$63.98	$0.32
Third quarter	$71.45	$66.21	$0.32
Fourth quarter	$76.45	$64.59	$0.32
2005
First quarter	$76.30	$67.73	$0.32
Second quarter	$79.50	$58.09	$0.32
Third quarter	$67.08	$59.87	$0.32
Fourth quarter	$67.62	$60.87	$0.32

The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares and dividends paid for each fiscal quarter of 2006 and 2005 as reported by the Toronto Stock Exchange.

	High	Low	Dividends
2006
First quarter	CAD 81.85	CAD 68.00	$0.32
Second quarter	CAD 78.46	CAD 73.25	$0.32
Third quarter	CAD 78.00	CAD 75.00	$0.32
Fourth quarter	CAD 88.50	CAD 75.64	$0.32
2005
First quarter	CAD 92.91	CAD 83.00	$0.32
Second quarter	CAD 97.73	CAD 72.01	$0.32
Third quarter	CAD 80.00	CAD 70.01	$0.32
Fourth quarter	CAD 78.00	CAD 70.00	$0.32

The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares and dividends paid for each fiscal quarter of 2006 and 2005 as reported by the Toronto Stock Exchange.

	High	Low	Dividends
2006
First quarter	CAD 82.25	CAD 71.50	$0.32
Second quarter	CAD 83.30	CAD 70.93	$0.32
Third quarter	CAD 80.95	CAD 74.39	$0.32
Fourth quarter	CAD 89.12	CAD 72.95	$0.32
2005
First quarter	CAD 91.40	CAD 83.85	$0.32
Second quarter	CAD 97.00	CAD 72.22	$0.32
Third quarter	CAD 79.50	CAD 73.91	$0.32
Fourth quarter	CAD 80.70	CAD 71.40	$0.32

ITEM 6.                Selected Financial Data

The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

	2006(1)	2005(2)	2004	2003	2002(3)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Gross sales	$7,901,614	$7,417,702	$5,819,727	$5,387,220	$4,956,947
Beer excise taxes	(2,056,629)	(1,910,796)	(1,513,911)	(1,387,107)	(1,180,625)
Net sales	5,844,985	5,506,906	4,305,816	4,000,113	3,776,322
Cost of goods sold	(3,481,081)	(3,306,949)	(2,741,694)	(2,586,783)	(2,414,530)
Gross profit	2,363,904	2,199,957	1,564,122	1,413,330	1,361,792
Marketing, general and administrative	(1,705,405)	(1,632,516)	(1,223,219)	(1,105,959)	(1,057,240)
Special items, net	(77,404)	(145,392)	7,522	—	(6,267)
Operating income	581,095	422,049	348,425	307,371	298,285
Interest expense, net	(126,781)	(113,603)	(53,189)	(61,950)	(49,732)
Other income (expense), net	17,736	(13,245)	12,946	8,397	8,047
Income from continuing operations before income taxes	472,050	295,201	308,182	253,818	256,600
Income tax expense	(82,405)	(50,264)	(95,228)	(79,161)	(94,947)
Income from continuing operations before minority interests	389,645	244,937	212,954	174,657	161,653
Minority interests(4)	(16,089)	(14,491)	(16,218)	—	—
Income from continuing operations	373,556	230,446	196,736	174,657	161,653
Loss from discontinued operations, net of tax(5)	(12,525)	(91,826)	—	—	—
Cumulative effect of change in accounting principle, net of tax(6)	—	(3,676)	—	—	—
Net income	$361,031	$134,944	$196,736	$174,657	$161,653
Basic income (loss) per share:
Continuing operations	$4.34	$2.90	$5.29	$4.81	$4.47
Discontinued operations	(0.15)	(1.16)	—	—	—
Cumulative effect of change in accounting principle	—	(0.04)	—	—	—
Basic net income per share	$4.19	$1.70	$5.29	$4.81	$4.47
Diluted income (loss) per share:
Continuing operations	$4.31	$2.88	$5.19	$4.77	$4.42
Discontinued operations	(0.14)	(1.15)	—	—	—
Cumulative effect of change in accounting principle	—	(0.04)	—	—	—
Diluted net income per share	$4.17	$1.69	$5.19	$4.77	$4.42

	2006(1)	2005(2)	2004	2003	2002(3)
	(In thousands, except per share data)
Consolidated Balance Sheet data:
Cash and cash equivalents	$182,186	$39,413	$123,013	$19,440	$59,167
Working capital (deficit)	$(341,760)	$(768,374)	$91,319	$(54,874)	$(93,995)
Total assets	$11,603,413	$11,799,265	$4,657,524	$4,444,740	$4,297,411
Current portion of long-term debt and other short-term borrowings	$4,441	$348,102	$38,528	$91,165	$144,049
Long-term debt	$2,129,845	$2,136,668	$893,678	$1,159,838	$1,383,392
Stockholder's equity	$5,817,356	$5,324,717	$1,601,166	$1,267,376	$981,851
Consolidated Cash Flow data:
Cash provided by operations	$833,244	$422,275	$499,908	$528,828	$244,968
Cash used in investing activities	$(294,813)	$(312,708)	$(67,448)	$(214,614)	$(1,570,761)
Cash (used in) provided by financing activities	$(401,239)	$(188,775)	$(335,664)	$(357,393)	$1,291,668
Other information:
Barrels of beer and other beverages sold	42,143	40,431	32,703	32,735	31,841
Dividends per share of common stock	$1.28	$1.28	$0.82	$0.82	$0.82
Depreciation and amortization	$438,354	$392,814	$265,921	$236,821	$227,132
Capital expenditures and additions to intangible assets	$446,376	$406,045	$211,530	$240,458	$246,842

(1)          53-weeks included in 2006 versus 52 weeks reflected in 2002 - 2005.

(2)          Results prior to February 9, 2005 exclude Molson, Inc.

(3)          Results for the first five weeks of fiscal 2002 exclude CBL.

(4)          Minority interests in net income of consolidated entities represents the minority owners' share of income generated in 2006 and 2005 by BRI, RMBC, RMMC and Grolsch joint ventures and in 2004 by RMBC, RMMC and Grolsch joint ventures, which were consolidated for the first time in 2004 under FIN 46R.

(5)          Results of operations of our former Brazil segment in 2006 and 2005, prior to the sale in January of 2006 but subsequent to the Merger in February 2005.  See related Note 4 to the Consolidated Financial Statements in Item 8.

(6)          Effect of implementing FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47) in the fourth quarter of 2005.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our income from continuing operations for the fiscal year ended December 31, 2006 was $373.6 million compared to income from continuing operations of $230.4 million for the fiscal year ended December 25, 2005. Our net income for 2006 was $361.0 million, or $4.17 per diluted share, compared to net income for 2005 of $134.9 million, or $1.69 per diluted share. Net sales for 2006 were $5.8 billion on 42.1 million barrels of beer sold, versus $5.5 billion on 40.4 million barrels sold in 2005. The merger with Molson was completed on February 9, 2005; consequently, a portion of the growth in volume, revenue and profit is due to the inclusion of the Canada segment for the full year in 2006, versus forty-five and one-half weeks for the year ended 2005. Also, our 2006 fiscal year included 53 weeks, compared to 52 weeks in 2005. The 53rd week in our fiscal 2006 increased total company sales volume by approximately 600 thousand barrels and pre-tax profit by approximately $6 million.

Our performance in 2006—our second year as a merged company—demonstrated that our brand growth strategies and cost-reduction efforts continue to strengthen our competitive capabilities and financial performance. We achieved revenue and profit growth, despite substantial competitive and inflationary cost challenges in each of our major markets. We achieved several critical successes in 2006:

•       We grew volume in all of our businesses on the strength of our leading brands.

•       We gained market share in the U.S. and U.K. and improved our Canada share trends substantially versus the pre-merger trend that Molson experienced.

•       We increased revenue per barrel in Canada and in the U.S., supported by our brand-building efforts.

•       We captured more than $104 million of cost reductions across our company, including nearly $66 million of merger synergies—more than 60% above our original synergies goal for 2006.

•       We continued to invest strategically behind our brand equities and in our sales execution capabilities in each of our businesses.

•       We invested in capital and other projects, most significantly in the Shenandoah brewery in the U.S., that will help us to continue to reduce our fixed-cost structure and grow earnings and financial flexibility.

•       We generated $833.2 million of operating cash flow and repaid all commercial paper borrowings and all borrowings under our credit facility by the end of the year.

We achieved these results with a focus on building strong brands while controlling and reducing costs across our company.

Synergies and other cost savings initiatives

The Company originally targeted $40 million of annual Merger-related savings for 2006. During the course of the year, we increased our target to $60 million, and achieved $66 million in annual synergies during 2006. Combined with the $59 million of synergy savings achieved in 2005, we have captured a total of $125 million of synergies over the past two years. We expect to exceed the total synergies goal of $175 million during 2007. Moreover, we are developing and implementing a next generation of cost savings initiatives, which are in varying stages of development.

Income taxes

Our full year effective tax rate was 17.5% in 2006 and 17.0% in 2005. Our 2006 effective tax rate was significantly lower than the federal statutory rate of 35% primarily due to the following:  lower income tax rates applicable to our Canadian and U.K. businesses; and one-time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates. Our 2005 effective tax rate was lower than the federal statutory rate of 35% primarily due to lower income tax rates applicable to our Canadian and U.K. businesses and a one time benefit resulting from the reversal of a previously recognized deferred tax liability due to our election to treat our portion of all foreign subsidiary earnings through December 25, 2005, as permanently reinvested under the accounting guidance of APB 23 “Accounting for Income Taxes—Special Areas” and SFAS 109 “Accounting for Income Taxes.”

Components of our Statement of Operations

Net sales—Our net sales represent almost exclusively the sale of beer and other malt beverages, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain “factored brands,” as a distributor, to on-premise customers in the United Kingdom (Europe segment).

Cost of goods sold—Our cost of goods sold include costs we incur to make and ship beer. These costs include brewing materials, such as barley, in the United States and United Kingdom where we manufacture the majority of our own malt. In Canada, we purchase malt from third parties. Hops and various grains are other key brewing materials purchased by all of our segments. Packaging materials, including costs for glass bottles, aluminum and steel cans, and cardboard and paperboard are also included in our cost of goods sold. Our cost of goods sold also include both direct and indirect labor, freight costs, utilities, maintenance costs, and other manufacturing overheads.

Marketing, general and administrative—These costs include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs planned and executed on both local and national levels within our operating segments. These costs also include our sales organizations, including labor and other overheads. This classification also includes general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services.

Special Items—These are unique, infrequent and unusual items which affect our statement of operations, and are discussed in each segment’s Results of Operations discussion.

Interest income (expense)—Interest costs associated with borrowings to finance our operations are classified here. Interest income in the Europe segment is associated with trade loans receivable from customers.

Other income (expense)—This classification includes primarily gains and losses associated with activities not directly related to brewing and selling beer. For instance, gains or losses on sales of non-operating assets, our share of income or loss associated with our ownership in Tradeteam and the Montréal Canadiens hockey club, and certain foreign exchange gains and losses are classified here.

Discussions of statement of operations line items such as minority interests, discontinued operations and cumulative effect of a change in accounting principle are discussed in detail elsewhere in MD&A and in the Notes to the Consolidated Financial Statements in Item 8.

Discontinued Operations

The Company’s former Brazil business, Kaiser, which was acquired as part of the Merger, is reported as a discontinued operation due to the sale of a 68% controlling interest in the business on January 13, 2006. Proceeds from the sale were $68 million cash, less $4.2 million of transaction costs. We divested our remaining 15% interest in Kaiser during the fourth quarter, for which we received $15.7 million, including $0.6 million of accrued interest. The loss from discontinued operations of $12.5 million for the year ended 2006 is composed of the following components:

•       Losses generated by Kaiser prior to the sale of $2.3 million.

•       A loss on the January 2006 sale of 68% of the business of $2.8 million.

•       Unfavorable adjustments to indemnity liabilities due to foreign exchange fluctuations and changes in estimates of $3.0 million.

•       A net loss of $4.4 million as a result of the exercise of the put option on our remaining 15% common ownership interest. The net result of a gain from the proceeds from the exercise of our put option was more than offset by a loss due to the increase in our indemnity liabilities as a result of purchaser’s increased ownership level. See Note 4 to the Consolidated Financial Statements in Item 8.

During 2005, Kaiser generated pre-tax losses of $91.8 million, due to operating losses and special charges associated with increasing reserves for contingent liabilities.

In conjunction with this transaction, the purchaser (FEMSA) assumed $63 million of financial debt and assumed contingent liabilities of approximately $260 million, related primarily to tax claims, subject to our indemnification. We have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on Kaiser’s financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at December 31, 2006, of $111.0 million. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, there could be significant adjustments in the future.

Cumulative Effect of Change in Accounting Principle

Molson Coors has adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47) under which companies must recognize potential long-term liabilities related to the eventual retirement of assets. As a result of adopting FIN 47, we recorded a cumulative non-cash expense of $3.7 million, after tax, in the 2005 fourth quarter, reported as Cumulative Effect of Change in Accounting Principle in the Company’s statement of operations. As reported in our  2005 fourth quarter and full year results, these liabilities represent accumulated remediation and restoration costs expected to be incurred up to 30 years in the future for anticipated asset retirements. Costs related to FIN 47 were not significant in 2006, and following this cumulative catch-up expense recorded in the fourth quarter of 2005, we do not expect FIN 47-related expense to have a significant impact on our annual operating results.

Results of Operations

Canada Segment

Before the Merger, the Canada segment consisted of Coors Brewing Company’s 50.1% interest in the Coors Canada Partnership (CCP), through which the Coors Light business in Canada was conducted. CCP contracted with Molson for the brewing, distribution and the sale of Coors Light products, while CCP managed all marketing activities in Canada. In connection with the Merger, CCP was dissolved into the Canadian business. Coors accounted for its interest in CCP using the equity method of accounting.

Following the Merger, our Canada segment consists primarily of Molson’s beer business including the production and sale of the Molson brands, Coors Light and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario Brewers Retail, Inc. (BRI) (consolidated under FIN 46R) and the Western provinces Brewers’ Distributor Ltd. (BDL).

The following represents the Canada segment’s historical results:

	Fiscal year ended
	December 31, 2006(1)(5)	% change	December 25, 2005(5)	% change	December 26, 2004
	(In thousands, except percentages)
Volume in barrels(2)	8,282	11.1%	7,457	N/M	—
Net sales(3)	$1,793,608	17.4%	$1,527,306	N/M	$60,693
Cost of goods sold	(883,649)	11.7%	(790,859)	N/M	—
Gross profit	909,959	23.6%	736,447	N/M	60,693
Marketing, general and administrative expenses	(439,920)	16.5%	(377,545)	N/M	969
Special items, net	—	N/M	(5,161)	N/M	—
Operating income	470,039	32.9%	353,741	N/M	61,662
Other income (expense), net	13,228	N/M	(2,183)	N/M	—
Segment earnings before income taxes(4)	$483,267	37.5%	$351,558	470.1%	$61,662

N/M = Not meaningful

(1)          53 weeks included in 2006 versus 52 weeks in 2004 - 2005(5).

(2)          Volumes represent net sales of MCBC owned brands and partner brands.

(3)          Net sales in 2004 represent royalties to the Company from the Coors Canada partnership.

(4)          Earnings before income taxes in 2006 and 2005 include $4,799 thousand and $5,093 thousand for the years ended, respectively, of the minority owners' share of income attributable to the BRI joint venture.

(5)          Molson's results are included in the Canada segment results for the 2006 and 2005 years ended, beginning at the date of the Merger, February 9, 2005.

The following represents the Canada segment’s pro forma results, as if the Merger had occurred on December 29, 2003, the first day of Coors’ 2004 fiscal year:

	Fiscal year ended
	December 31, 2006		December 25, 2005		December 26, 2004
	(Actual)	% Change	(Pro forma)	% Change	(Pro forma)
	(In thousands, except percentages)
Volume in barrels	8,282	1.6%	8,148	(1.1)%	8,241
Net sales	$1,793,608	10.2%	$1,627,721	6.5%	$1,528,279
Cost of goods sold	(883,649)	8.0%	(818,297)	5.9%	(772,510)
Gross profit	909,959	12.4%	809,424	7.1%	755,769
Marketing, general and administrative expenses	(439,920)	3.4%	(425,468)	24.2%	(342,635)
Special items, net	—	N/M	(5,161)	N/M %	(20,404)
Operating income	470,039	24.1%	378,795	(3.5)%	392,730
Other income (expense), net	13,228	N/M %	(1,490)	N/M %	(2,837)
Segment earnings before income taxes	$483,267	28.1%	$377,305	(3.2)%	$389,893

N/M = Not meaningful

Foreign currency impact on results

Our Canada segment (as stated in USD) benefited from a 6% year-over-year increase in the value of the CAD against the USD in 2006 versus 2005. Similarly, the Canada segment benefited from a 7% year-over-year increase in the value of CAD against USD in 2005 versus 2004.

Net sales

For the 53 weeks ended December 31, 2006, sales volume in Canada increased by 11.1% to 8.3 million barrels versus prior year volume of 7.5 million barrels for the fiscal period beginning February 9, 2005 and ended December 25, 2005. On a pro forma basis, sales volume increased 1.6% to 8.3 million barrels versus 2005 pro forma volume of 8.1 million. The 53rd week in 2006 accounted for approximately 130 thousand barrels, providing the year-over-year increase.

On a pro forma basis, Molson strategic brands grew at mid-single-digit rates, lead by Coors Light, Rickard’s and our partner import brands, all of which grew at double-digit rates on a full year basis. These increases were partially offset by declines in unsupported brands and other premium brands, reductions in contract packaging of non-owned brands for export shipment and the discontinuation of Molson Kick and A Marca Bavaria.

On a full year basis, 2006 net sales revenue grew $266.3 million or 17.4% versus prior year. On a comparable, pro forma basis, net sales revenue grew $165.9 million or 10.2% with approximately 1% growth in local currency on a per barrel basis.

For the full year, net sales revenue was $216.57 per barrel, an increase of 8.4% over comparable 2005 net sales revenue of $199.77 per barrel. An approximate 6% appreciation in the value of CAD against USD during the year increased net sales revenue by approximately $115 million. The remainder of the increase was driven by the year over year impact of modest general price increases and improved sales mix from increased import sales, which are at higher than average retail prices. These improvements were partially offset by increased price discounting during the year, predominantly in Ontario and Québec.

For the year ended December 25, 2005, pro forma net sales were $1.6 billion, 6.5% higher than the comparable period in the prior year. Net sales revenue per barrel grew slightly in local currency for the year ended December 25, 2005, driven by modest general price increases offset by unfavorable product mix. Net unfavorable sales mix was driven by value segment growth, primarily in Ontario and Alberta, which was partially offset by improved import sales at higher than average sale prices.

Canada segment net sales volume for the year ended December 25, 2005, decreased 1.1% to 8.2 million barrels on a comparable pro forma basis from 2004. The decrease was driven by volume declines in the first quarter, partially offset by strong industry volume trends and improved sales activity and market performance over the balance of 2005.

Cost of goods sold and gross profit

Cost of goods sold increased $92.8 million, or 11.7%, in 2006 versus prior year. On a comparable, pro forma basis, cost of goods sold increased $65.4 million or 8.0%, decreasing slightly less than 1% on a per barrel basis in local currency.

Cost of goods sold was $106.7 per barrel, an increase of 6.2% over 2005’s pro forma cost of goods sold of $100.43 per barrel. After adjusting for the approximate 6% appreciation in the value of CAD against USD, cost of goods sold decreased by slightly less than 1% in 2006 in local currency. Inflationary cost increases across nearly all inputs drove approximately 3% increase in cost of goods sold per barrel. These and other cost increases were completely offset by implementation of synergies and other cost savings initiatives, lower input costs related to favorable foreign currency, and lower employee-related expenses in

2006. Finally, a 1% reduction was due to a $4 million benefit in the fourth quarter of 2006 related to a one-time non-cash adjustment of certain foreign currency positions to their market values.

On a pro forma basis, cost of goods sold increased 5.9% to $818.3 million for the year ended December 25, 2005, from $772.5 million in the same period for 2004. For the same period, in local currency, cost of goods sold per barrel in Canada decreased as synergy and other cost savings were offset by unfavorable product mix.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased $62.4 million for 2006. This is an increase of $14.5 million or 3.4% on a comparable, pro forma basis. In local currency, total marketing, general and administrative expenses decreased by approximately 3.5% due to lower promotional spending and brand investments in 2006, due in part to cycling of the promotional launch of Molson Kick and A Marca Bavaria in 2005, and partly to offset price discounting. These costs were partially offset by higher employee expenses and one-time costs in 2006, including incremental spending as a result of the additional week in 2006 results.

On a pro forma basis, marketing, general and administrative expenses increased 24.2% to $425.5 million for 2005, from $342.6 million in the same period for 2004. Canada increased 2005 marketing and sales spending at a high-single-digit growth rate. In local currency general and administrative costs increased due to higher depreciation, increased employee costs and non-recurring items, partially offset by Merger-related synergies.

Special items, net

There were no special items in 2006.

Special items, net of $5.2 million in 2005 were attributable primarily to restructuring the sales and marketing organizations in Canada. On a pro forma basis, special items, net in 2004 of $20.4 million were Merger-related, and therefore did not recur in 2005.

Other (expense) income, net

In 2006, other income increased $15.4 million over the prior year. On a pro forma basis other income increased $14.7 million over the prior year or $16.8 million in local currency. Other income primarily represents equity earnings and amortization expense related to the Montréal Canadiens hockey club (the Club), which improved over the prior year. During the year, the entities which control and own a majority of the Club purchased the preferred shares in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club’s debt financing, and as a result of the reduction in our financial risk profile, we have re-evaluated our remaining guarantee liabilities, specifically under the NHL Consent Agreement and the Bell Centre land lease guarantees, resulting in an approximate $9.0 million income benefit associated with the reduction in the exposure attributable to such guarantees.

Other expense in 2005 represents the equity losses in the Montréal Canadiens Hockey Club.

United States Segment

The United States (U.S.) segment produces, markets, and sells the Coors and Molson portfolios of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC) joint ventures consolidated under FIN 46R. The U.S. segment also includes Coors brand volume that is sold in Mexico and the Caribbean.

	Fiscal year ended
	December 31, 2006(1)	% change	December 25, 2005	% change	December 26, 2004
	(In thousands, except percentages)
Volume in barrels(2)	23,471	3.6%	22,645	2.6%	22,068
Net sales	$2,619,879	5.9%	$2,474,956	4.0%	$2,380,193
Cost of goods sold	(1,645,598)	7.9%	(1,525,060)	4.3%	(1,462,373)
Gross profit	974,281	2.6%	949,896	3.5%	917,820
Marketing, general and administrative expenses	(744,795)	0.7%	(739,315)	0.5%	(735,529)
Special items, net	(73,652)	N/M	(68,081)	N/M	—
Operating income	155,834	9.4%	142,500	(21.8)%	182,291
Other income (expense), net(3)	3,238	N/M	(457)	N/M	19,924
Segment earnings before income taxes(4)	$159,072	12.0%	$142,043	(29.8)%	$202,215

N/M                           = Not meaningful

(1)          53 weeks included in 2006 versus 52 weeks in 2004 - 2005.

(2)          Volumes represent net sales of owned brands.

(3)          Consists primarily of gains from sales of non-operating assets, water rights, a royalty settlement and equity share of Molson USA losses in 2004.

(4)          Earnings before income taxes in 2006, 2005 and 2004 includes $16,262 thousand, $12,679 thousand and $13,015 thousand, respectively, of the minority owners' share of income attributable to the RMBC and RMMC joint ventures.

Net sales

Sales volume to wholesalers grew 3.6% in 2006 compared to 2005.  Without the 53rd week in 2006, volume growth would have been approximately 2.2%. The growth was driven by low-single-digit growth for the Coors Light brand, high-single-digit growth of Keystone Light, and double-digit growth of the Blue Moon brand. Excluding our Caribbean business, which was impacted by a weak economy and a new sales tax enacted in Puerto Rico during the year, our 50-states sales-to-retail (STRs) grew 3.7% from a year ago. Coors Light achieved its seventh consecutive quarter of total channel U.S. growth and grew share in the grocery and convenience store channels (according to external retail sales data reports). This continued volume momentum was driven by building our brand equities, through our Coors Light advertising “Rocky Mountain Cold Refreshment” focus, as well as better alignment with our distributor network and improving our effectiveness with chain retail accounts.

Net sales per barrel increased 2.1% in 2006 due to higher base pricing and reduced discounting compared to the level of price promotion activity we experienced during 2005. However, the overall industry environment continues to be challenging, as price realization for the major brewers continues to lag inflation. In addition, product mix was slightly unfavorable due primarily to the volume increases in our Keystone brands in 2006.

Full year U.S. sales volume increased in 2005 versus 2004, driven by volume increases in the Coors Light, Keystone Light and Blue Moon brands, and the addition of Molson brands sold in the United States that were included in U.S. results following the Merger.

Net sales per barrel increased 1.3% from 2004 to 2005. We experienced favorable gross pricing in 2005, partially offset by significant price promotions and coupon activity in key markets. These pricing factors accounted for approximately one-half of the increase in revenue per barrel, while the balance of the revenue per barrel growth was due primarily to collection of fuel surcharges from customers and higher sales of import brands through company-owned distributorships.

Cost of goods sold

Cost of goods sold per barrel increased by 4.1% to $70.11 per barrel in 2006 versus $67.35 per barrel in 2005. The net increase in Cost of goods sold was driven by four primary factors:

•       Inflationary increases across nearly all facets of our operations, including packaging materials, freight rates, fuel and various components of labor and labor-related costs, resulted in an approximate 5% increase in cost of goods per barrel. Approximately three-quarters of those inflationary increases are attributable to commodities, with the balance attributable to labor and labor-related increases.

•       Innovative promotional packaging initiatives that are helping to drive sales of Coors Light and other brands resulted in approximately 1% of the increase. These include our plastic bottle cooler box, cold wrap bottle, and frost-brew can liner.

•       Certain initiatives that will yield lower costs in future years resulted in temporarily higher costs in 2006 and accounted for approximately 1% of the total increase. These initiatives included costs related to temporary process changes and new contract packaging and freight arrangements related to closing our Memphis brewery in September 2006.

•       Savings from our operations cost initiatives and Merger synergies reduced costs of goods sold per barrel by 3% and offset approximately half of the total inflation cost increases during the year.

Cost of goods sold per barrel increased by 1.6% to $67.35 per barrel in 2005 from $66.27 per barrel in 2004. The increase in cost of goods sold per barrel was driven by higher freight, diesel fuel, packaging materials, and utilities costs. Inflation alone would have accounted for an increase of approximately 4% in cost of goods per barrel. However, these unfavorable factors were partially offset by favorable cost trends from supply chain cost management, labor productivity and Merger synergies.

Marketing, general and administrative expenses

Marketing, general and administrative expenses increased by $5.5 million, or 0.7%, in 2006 versus 2005. Our stock-based long-term incentive program primarily drove the year-over-year increase, along with modest increases in our advertising and sales expenses. The total increase was partially offset by reductions of certain overhead and personnel-related costs.

Marketing, general and administrative expenses increased by $3.8 million, or 0.5%, in 2005 versus 2004. Increased spending on sales capabilities were partially offset by lower general and administrative overhead costs.

Special items, net

Special items, net in the U.S. segment in 2006 were associated primarily with the closure and sale of the Memphis brewery, completed in the third quarter of 2006. We recorded approximately $60 million in accelerated depreciation on brewery assets and impairments of fixed assets, reflecting their sales value, $12.5 million for accruals of severance and other costs associated with the plant closure, and a $3.1 million increase in the estimate of costs to withdraw from a multi-employer pension plan benefiting former Memphis workers. Memphis-related accelerated depreciation was higher in 2006 than in 2005 due to a lower sales price for the Memphis plant than our estimate in 2005.

The 2006 special items were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit consistent with the classification of the charge recorded in a previous year. The estimated environmental liability associated with this site was not impacted by the proceeds received. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion.

Special items, net in the U.S. segment in 2005 were associated primarily with the planned closure of the Memphis brewery in 2006. We recorded $33.3 million in accelerated depreciation on brewery assets, $3.2 million in direct impairments of assets, $1.7 million for accruals of severance and associated benefits, and $25.0 million representing an estimate of costs to withdraw from a multi-employer pension plan for Memphis workers. We recorded an additional $4.9 million of restructuring charges associated with restructuring brewery operations in Golden, Colorado.

Other income (expense), net

Other income was higher in 2006 versus 2005 primarily due to the recognition of a portion of a previously deferred gain on the sale of real estate. This amount was recognized in the second quarter of 2006 upon the satisfaction of certain conditions pertaining to the sale contract.

Other income was lower in 2005 versus 2004, primarily due to two factors in 2004: $11.7 million of gains on the sale of non-operating real estate and $8.3 million of royalties in 2004 related to a coal mine previously owned by Coors.

Europe Segment

The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland (consolidated under FIN 46R beginning in 2004), factored brand sales (beverage brands owned by other companies but sold and delivered to retail by us) and our joint venture arrangement with DHL for the distribution of products throughout Great Britain (Tradeteam). Our Europe segment also includes a small volume of sales in Asia and other export markets.

	Fiscal year ended
	December 31, 2006(1)	% change	December 25, 2005	% change	December 26, 2004
	(In thousands, except percentages)
Volume in barrels(2)	10,390	0.6%	10,329	(2.9)%	10,635
Net sales	$1,426,337	(5.0)%	$1,501,299	(19.5)%	$1,864,930
Cost of goods sold	(949,513)	(4.1)%	(989,740)	(22.6)%	(1,279,321)
Gross profit	476,824	(6.8)%	511,559	(12.6)%	585,609
Marketing, general and administrative expenses	(400,469)	(6.9)%	(429,973)	(3.8)%	(447,163)
Special items, net	(9,034)	(34.7)%	(13,841)	N/M	7,522
Operating income	67,321	(0.6)%	67,745	(53.6)%	145,968
Interest income(3)	11,687	(9.9)%	12,978	(19.0)%	16,024
Other income (expense), net	4,824	N/M	(14,174)	N/M	(5,655)
Segment earnings before income taxes(4)	$83,832	26.0%	$66,549	(57.4)%	$156,337

N/M                           = Not meaningful

(1)          53 weeks included in 2006 versus 52 weeks in 2004 - 2005.

(2)          Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(3)          Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by debt balances outstanding from period-to-period.

(4)          Earnings before income taxes in 2006, 2005 and 2004 includes $5,824 thousand ($4,051 thousand, net of tax), $5,798 thousand ($4,191 thousand, net of tax) and $6,854 thousand ($4,798 thousand, net of tax), respectively, of the minority owners' share of income attributable to the Grolsch joint venture.

Foreign currency impact on results

Our Europe segment results were positively affected by a 1% year-over-year increase in the value of the British Pound Sterling (GBP or £) against USD in 2006. Conversely, the Europe segment was adversely affected by a 0.5% year-over-year increase in the value of the GBP against USD in 2005.

Net sales

Net sales for the Europe segment decreased by 5.0% in 2006, while volume increased by 0.6%. The 53rd week in 2006 contributed approximately 140 thousand barrels of sales volume, providing the year-over-year increase. Net sales in local currency decreased by approximately 6.5%. The 52 week volume decline was driven by premium lagers, flavored alcohol beverages (FABs) and ales. This decline was partially offset by growth of the Carling brand. CBL’s overall volume increase for the year drove a slight market share increase for the company versus an overall industry decline.

Beer volume in our on-premise business, which represents approximately two-thirds of our Europe volume and an even greater proportion of our margin, declined by slightly more than 2% compared to 2005. This compared to an overall industry on-premise channel decline of 4.3% yielding a small market share gain for CBL. Our off-premise volume for 2006 increased by approximately 2% over 2005, with Carling accounting for most of the gain. We experienced a small off-premise market share decline in 2006.

In addition to the volume trends mentioned above, we experienced unfavorable pricing in both the on-premise and the off-premise channels and a decrease in the sales value of factored brands. These reductions were compounded by unfavorable channel and brand mix. In addition, net sales were impacted by lower factored brand sales resulting from a change in our trading arrangements with one major factored brand customer requiring us to move from gross reporting of sales and cost of goods sold to a net presentation for that customer, which caused a year-over-year reduction in both net sales and cost of goods sold of approximately $46 million from 2005, but with no net impact on gross profit.

Net sales for the Europe segment decreased 19.5% in 2005, while volume decreased 2.9% from the previous year. The volume decline was driven by the Grolsch brand, flavored alcohol beverages (FABs) and ales. This decline was partially offset by growth of the Carling brand. CBL’s overall volume decline for the year was slightly worse than the overall market decline.

Beer volume in our on-premise business declined by 2% in 2005 compared to 2004. This compared to an overall industry on-premise channel decline of nearly 4% in the year, yielding a small market share gain for us. Our off-premise volume for 2005 decreased approximately 2% over 2004, resulting in a small off-premise market share decline for us.

As in 2006, in addition to the volume trends mentioned above, we experienced unfavorable pricing in both the on-premise and the off-premise channels, as well as a decrease in the sales value of factored brands. These reductions were further compounded by unfavorable channel and brand mix.

The change in our trading arrangements with one major factored brand customer in 2005 caused a year-over-year reduction in both net sales and cost of goods sold of $243.4 million from 2004, but with no net impact on gross profit.

Owned-brand net sales in local currency per barrel decreased approximately 2% in 2005 when compared to 2004.

Cost of goods sold

Cost of goods sold per barrel in local currency decreased approximately 6% in 2006 versus 2005. The change to net reporting for certain factored brand sales (described above) accounted for approximately $46 million of the decrease in the year to date cost of goods sold. The remaining decrease was driven by cost savings from our supply chain restructuring initiatives begun in 2005 and lower distribution costs, partly offset by increased energy costs.

Cost of goods sold decreased 22.6% in 2005 versus 2004. The cost of goods sold decrease in local currency was driven by the change in trading arrangements with one major factored brand customer mentioned above combined with a mix shift away from glass packaged products which have higher packaging costs. These reductions were partially offset by the de-leveraging of fixed costs, higher distribution costs and increased energy costs.

Marketing, general and administrative expenses

Europe marketing, general and administrative expenses decreased by 6.9% with a per barrel decrease of 7.4% in 2006 versus 2005. The decrease was primarily the result of cost reduction initiatives we announced and began implementing during 2005 and rigorous cost control throughout the year.

In 2005, Europe marketing, general and administrative expenses decreased 3.8%, and 1.0% on a per barrel basis versus 2004.  This decrease was primarily the result of lower overhead, sales and marketing and payroll related spending in response to profit challenges presented by lower revenue per barrel.

Special items, net

In 2006, special items, net of $9.0 million are a combination of $13.0 million employee termination costs associated with the U.K. supply chain and back office restructuring efforts and $1.3 million costs associated with exiting the Russia market, offset by a $5.3 million pension curtailment gain. The pension curtailment reflects reductions in headcount from restructuring efforts and is discussed further in Note 8 to the Consolidated Financial Statements in Item 8.

In 2005, special items, net consisted of $14.3 million for employee termination costs and $3.0 million of income associated with disposals of long-lived assets, consisting of $6.5 million from gains on sales of assets and a one-time development profit on real estate formerly held by the company, offset by asset impairment charges of $3.5 million. Also included in 2005 are $2.5 million of exit costs associated with the closure of our Russia and Taiwan offices. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion.

The special items in 2004 represented the profit on sale of real estate.

Other (expense) income, net

Other income of $4.8 million represents a $19.0 million improvement over 2005, driven by improved Tradeteam profitability, our joint venture partner for the distribution of product, profits on the sale of surplus real estate and lower non-operating leasehold expenses.

The decline in other income in 2005 from 2004 reflects declining Tradeteam operating performance and increased non-operating leasehold expenses.

Interest income

Interest income is earned on trade loans to U.K. on-premise customers. Interest income decreased by 9.9% and 19.0% in 2006 and 2005, respectively, as a result of lower loan balances versus the prior years.

Corporate

Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance and risk management.

	Fiscal year ended
	December 31, 2006(1)	% change	December 25, 2005	% change	December 26, 2004
	(In thousands, except percentages)
Net sales(2)	$5,161	54.3%	$3,345	N/M	$—
Cost of goods sold	(2,321)	79.9%	(1,290)	N/M	—
Gross profit	2,840	38.2%	2,055	N/M	—
Marketing, general and administrative expenses	(120,221)	40.3%	(85,683)	106.5%	(41,496)
Special items, net(3)	5,282	N/M	(58,309)	N/M	—
Operating loss	(112,099)	(21.0)%	(141,937)	242.0%	(41,496)
Interest expense, net	(138,468)	9.4%	(126,581)	82.9%	(69,213)
Other (expense) income, net	(3,554)	N/M	3,569	N/M	(1,323)
Segment loss before income taxes(4)	$(254,121)	(4.1)%	$(264,949)	136.5%	$(112,032)

N/M = Not meaningful

(1)          53 weeks included in 2006 versus 52 weeks in 2004 - 2005.

(2)          The amounts shown are reflective of revenues and costs associated with the Company's intellectual property, including trademarks and brands.  Certain 2004 amounts have not been reclassified due to immateriality.

(3)          Special items consist of change in control benefits (expenses) incurred as a consequence of the Merger.

(4)          Loss before income taxes in 2006, 2005 and 2004 includes $9,023 thousand, $7,472 thousand and $1,595 thousand, respectively, of the minority owners' share of interest expense attributable to debt obligations of the RMMC and BRI joint ventures.

Marketing, general and administrative expenses

Corporate marketing, general and administrative expenses in 2006 were $120.2 million, up $34.5 million from 2005. This increase is a result of a number of factors, including 1) $20 million related to increased incentive pay, split equally between our stock-based long term incentive plan, including the effect of adopting FAS123R accounting treatment for expensing equity-based compensation, and higher incentive pay resulting from improved profit and cash performance; 2) $7 million related to investments in projects designed to deliver further cost reductions. These initiatives are designed to improve and standardize systems, processes and structure across the areas of operations, information technology, finance and human resources; 3) approximately $11 million due to the full ramp up of new and ongoing costs to build strong corporate center capabilities, which include Sarbanes-Oxley compliance, corporate governance, finance, legal, commercial development and human resources, the transfer of global costs from operating segments to the Corporate center, and severance payments; and 4) approximately $1 million related to the 53rd week. These increases were partially offset by $4 million reduction in legal fees resulting from the favorable completion of several major disputes.

Marketing, general and administrative (MG&A) expenses were higher in 2005 versus 2004, primarily due to establishing the new global organization and headquarters, significant legal fees, information technology projects, and a reallocation of certain MG&A costs from segments to Corporate to directly support the business units’ long term operating efficiency programs and other strategic objectives.

Special items, net

The Corporate segment recognized special items, net of $5.3 million and special items, net of $58.3 million for the years ended December 31, 2006, and December 25, 2005, respectively. The 2006 net credit was a result of evaluating the December 31, 2006 ending MCBC stock price versus the stock option floor price on stock options held by former Coors officers who left the Company under change in control agreements following the Merger offset by associated additional payroll related taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement. The 2005 charges were associated with 1) $31.8 million of severance and other benefits paid to 12 former Coors officers who exercised change—in-control rights, 2) $6.9 million were a result of providing an exercise price floor under stock options, including additional payroll related taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement associated with these potential awards, 3) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 4) $5.0 million of Merger-related costs that did not qualify for capitalization under purchase accounting. See Note 8 to the Consolidated Financial Statements in Item 8.

Interest expense, net

Interest expense, net was $138.5 million during 2006, versus $126.6 million during 2005. Interest expense, net increased due to higher interest rates on permanent financing (as opposed to short-term temporary financing in place through September 2005 following the Merger), 53rd week impact and a stronger Canadian dollar and British Pound Sterling. These increased costs were partially offset by the benefit of lower overall debt levels due to debt repayments in 2006.

Interest expense, net nearly doubled in 2005, compared to 2004 due to the addition of Merger-related debt including debt assumed on Molson’s opening balance sheet which approximated $1.5 billion. (See related Note 2 to the Consolidated Financial Statements in Item 8).

Other income (expense), net

Other expense, net in 2006 includes primarily foreign exchange losses, while the other income, net in 2005 includes primarily foreign exchange gains.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of December 31, 2006 and December 25, 2005, we had working capital deficits of $341.8 million and $768.4 million, respectively. We commonly operate at working capital deficits given the relatively quick turnover of our receivables and inventory. Decreased current liabilities accounted for most of the decrease in working capital deficit for 2006 versus 2005, especially with regard to the current portion of long-term debt and discontinued operations. Current portion of long-term debt at December 31, 2006, and December 25, 2005 was $4.0 million and $334.1 million, respectively, balances which reflect significant repayments during 2006. We had total cash of $182.2 million at December 31, 2006, compared to $39.4 million at December 25, 2005. The higher balances at year-end 2006 reflect excess cash accumulated following the repayment during 2006 of debt obligations eligible for normal, scheduled repayment. Long-term debt was $2,129.8 million and $2,136.7 million at December 31, 2006, and December 25, 2005, respectively. Remaining debt as of the end of 2006 consists primarily of bonds with longer-term maturities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages or any of the other factors we describe in Item 1A. “Risk Factors.”

Operating Activities

Net cash provided by operating activities of $833.2 million for the 53 weeks ended December 31, 2006, improved by $411.0 million from the 52 week period ending December 25, 2005. Net income was higher by $226.1 million in 2006 versus 2005, the reasons for which are discussed in detail in the Results of Operations discussion in this section. However, much of the improvement in operating cash flow from 2005 to 2006 was due to a number of unfavorable items in 2005. Cash paid for income taxes was lower by $162.7 million during 2006 versus 2005. During the second quarter of 2005, we made a $138 million Canadian tax payment that was driven by the Merger, a one-time liquidity event that was not repeated in 2006. Our pension funding in 2006 was lower by $55.1 million primarily due to a special voluntary funding to the U.S. plan in 2005. Merger-related costs of $21 million were paid out subsequent to the Merger in the first quarter of 2005 by our Molson business in Canada (costs which had been accrued on the opening balance sheet as of the merger date), representing a unique cash outflow not experienced in 2006. We also made payments to officers under change in control and severance agreements of $24 million in 2005. The remaining improvement in operating cash flow from 2005 to 2006 is due primarily to Molson’s Canadian business being included in 2006 for the full 53 weeks versus 45 ½ weeks in 2005, given the merger date of February 9, 2005. We believe that our cash flow from operating activities in 2006 is more indicative of future performance than the comparable period of 2005, given the number of unusual cash outflows occurring in 2005.

Coincident with the sale of the Memphis brewery in September 2006, we have incurred a $28.1 million liability for the estimated payment required for our withdrawal from the hourly workers multi-employer pension plan. We expect to pay approximately $2.4 million through 10 monthly installments in late 2006 and 2007 and then pay the remaining $25.7 million in one lump sum payment in September 2007.

Our net cash provided by operating activities in 2005 was $422 million, a decrease of $78 million from 2004. The addition of Molson’s Canadian beer business made a significant positive contribution to our operating cash flow. However, there were several items that offset this increase. First, in early 2005 we made a $138 million Canadian tax payment triggered by the Merger but previously deferred by Molson. Our total tax expense for the year was only $50 million, and there were additional tax payments to other governmental authorities in addition to the $138 million. Second, we funded $202 million into our defined benefit pension plans in the United States, Canada and the United Kingdom, compared with expense associated with these plans of $65 million. Finally, operating cash flow in 2005 also diminished because of unfavorable operating profit in the Europe segment, and severance and change in control payments to officers who departed the Company following the Merger.

Investing Activities

Net cash used in investing activities of $294.8 million for the year ended December 31, 2006, was lower by $17.9 million compared to the same period in 2005. Additions to properties were higher in 2006 by $40.3 million as compared to 2005, due primarily to spending in Canada and the U.S. related to the build-out of the Moncton, New Brunswick and Shenandoah, Virginia breweries. In 2006, we recognized proceeds of $68.0 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of transaction costs. In December 2006, we collected proceeds of $15.7 million as a result of the exercise of our put option related to our remaining 15% ownership of the Kaiser business in Brazil. Proceeds from sales of properties and intangible assets were lower by $13.3 million year over year. 2005 proceeds included a significant collection of a note related to a 2004 sale of property in the U.K. causing proceeds to exceed 2006 levels, which included the sale of the Memphis plant in the U.S. and various real estate sales in the U.K. On June 30, 2006, as part of a general refinancing of the Montréal Canadiens Hockey team (the Club), Molson sold its preferred equity interest in the Montréal Canadiens hockey club to entities which control and own a majority interest in the Club. Total proceeds coincident with the transaction were CAD $41.6 million (USD $36.5 million). We retain a 19.9% common equity interest in the Club as well as board representation. The transaction structure is consistent with our long term commitment to the Team and its success, and helps to ensure the team’s long term presence in Montréal.

Net cash used in investing activities in 2005 was $313 million, compared to $67 million in 2004. Capital expenditures were higher by $195 million in 2005 due to the inclusion of Molson’s Canada segment capital expenditures of $107 million following the Merger, and spending in the United States related to the build-out of the Shenandoah facility to a full brewery. We also spent $16.5 million in 2005 to acquire Creemore Springs, a small brewery in Canada, and spent $20.4 million on transaction costs associated with the Merger. These factors were offset by the favorable impact of acquiring $73.5 million in cash with the Merger, the collection of a $35.0 million note receivable related to a sale of real estate in the U.K. and collecting a net $17 million on trade loan activity in the U.K. Cash used in investing activities in 2004, which was prior to the merger, reflected capital expenditures of the U.S. and Europe segments only, proceeds from the sale of kegs in the U.K. and sales of real estate in both the U.S. and U.K., and a pension settlement received in 2004 from the former owners of CBL. Also, we presented as an investing activity the inclusion of the opening cash balances of the joint ventures we began consolidating during the first quarter of 2004 as a result of the implementation of FIN 46R.

Financing Activities

Our debt position significantly affects our financing activity. See Note 13 to the Consolidated Financial Statements in Item 8 of this report for a summary of our debt position at December 31, 2006 and December 25, 2005.

Net cash used for financing activities was $401.2 million for 2006 compared to $188.8 million of cash used in financing activities during 2005. Net repayments of debt were approximately $356.2 million for 2006, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net repayments of debt during 2005 were approximately $108.9 million (including those associated with discontinued operations). The increased levels of debt repayment were due primarily to higher level of operating cash flows generated by the business in 2006 versus 2005.  Proceeds from stock option exercises in 2006 were $83.3 million exceeding 2005 exercises by $28.1 million. Proceeds in 2006 were impacted by significant exercises of stock options during the fourth quarter.

Net cash used in financing activities was $188.8 million in 2005, compared to $335.7 million in 2004. During 2005, we paid dividends to stockholders of $110.0 million, compared to $30.5 million in 2004, as a result of increased shares outstanding and a revised dividend policy following the Merger. The large increase in our balance sheet debt from $932 million at year end 2004 to $2,485 million at year-end 2005 was largely the result of the assumption of Molson’s outstanding debt as of the Merger date (February 9, 2005). This debt assumed included borrowings Molson incurred prior to the Merger to pay the special dividends on Molson stock before the Merger. Substantially all of our debt pay down occurred after the Merger date. Also, we collected approximately $11 million less cash in 2005 versus 2004 as a result of stock option exercises.

Capital Resources

See Note 13 to the Consolidated Financial Statements in Item 8, for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit.

The vast majority of our remaining debt borrowings as of December 31, 2006, consist of publicly traded notes totaling $1,918.0 million principal amount, with maturities ranging from 2010 to 2015. Our remaining debt other than the notes consists of various notes payable of $215.9 million at consolidated joint ventures, which mature in 2011 and 2013. While we will continue to use commercial paper borrowings, if necessary, to manage our liquidity through our periods of lower operating cash flow in early 2007, we expect to reach a point in mid-2007 when we will need to consider different alternatives for the use of cash generated. We expect to take a balanced approach to our alternatives in 2007 and beyond, which could include funding of defined benefit pension plans, prepayments of consolidated joint venture debt obligations, modest purchases of company stock and preserving cash flexibility for potential growth investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

In August 2006, the available amount of the $1.4 billion revolving multicurrency bank credit facility was reduced to $750 million, and the expiration date was extended to August 2011. At December 31, 2006, there were no borrowings outstanding against the facility. There were no other significant changes in our short or long-term borrowings.

Credit Rating

As of February 16, 2007, our credit rating with Standard & Poor’s and Moody’s with regard to our long-term debt was BBB and Baa2, respectively. If the long term debt ratings were to drop, consequently affecting our short term rating, our access to the commercial paper market for shorter-term borrowings could be unfavorably impacted, resulting in either higher interest rates or an inability to borrow through commercial paper at all. We had no commercial paper borrowings at December 31, 2006.

Capital Expenditures

In 2006, we spent approximately $446.3 million (including approximately $29.3 million spent at consolidated joint ventures) on capital improvement projects worldwide. Of this, approximately 64% was in support of the U.S. segment, with the remainder split between the Canadian (21%), European (14%) and Corporate (1%) segments. The capital expenditure plan for 2007 is expected to be approximately $320 million, including approximately $46 million of spending by consolidated joint ventures. 2007 capital spending is expected to be lower than 2006 primarily due to the planned completion of the Shenandoah brewery in early 2007.

Our CBL business uses kegs managed by a logistics provider who is responsible for providing an adequate stock of kegs as well as their upkeep.  Due to greater than anticipated keg losses as well as reduced fill fees (attributable to reduced overall volume), the logistics provider has encountered financial difficulty.  As a result of action taken by the logistics provider's lending institution, related to perceived financial difficulties of the borrower, the logistics provider has been forced into administration (restructuring proceedings) and the bank, on February 20, 2007, exercised its option to put the keg population to CBL.  As a result, we expect to purchase the existing keg population from the logistics provider's lender at fair value pursuant to the terms of the agreement between CBL and the logistics provider’s lender.  We estimate that this potential capital expenditure, which may be financed over a period of time in excess of one year, could amount to approximately $70 million to $100 million, which is not included in the capital expenditures plan of $320 million provided above.  As a result of this capital requirement, we may reduce other elements of our 2007 capital expenditures plan, or offset risk posed by the potential keg purchase through increased cash generation efforts.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 31, 2006

	Payments due by period
	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Long-term debt, including current maturities(1)	$2,134,286	$4,441	$8,020	$492,097	$1,629,728
Interest payments(2)	763,370	124,089	247,197	220,693	171,391
Derivative payments(2)	1,804,663	95,812	191,623	485,886	1,031,342
Retirement plan expenditures(3)	457,948	236,775	50,403	51,202	119,568
Operating leases	289,197	61,293	91,720	58,708	77,476
Capital leases(4)	2,083	1,162	921	—	—
Other long-term obligations(5)	5,686,612	1,483,588	2,062,211	1,600,308	540,505
Total obligations	$11,138,159	$2,007,160	$2,652,095	$2,908,894	$3,570,010

(1)          Refer to debt schedule in Note 13 for long-term debt discussion.

(2)          The “interest payments” line includes interest on our bonds and other borrowings outstanding at December 31, 2006, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The “derivative payments” line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, £530 million ($1,038 million at December 31, 2006 exchange rates) payment due to the cross currency swap counterparty in 2012, and $300 million (CAD $350 million at December 31, 2006 exchange rates) payment due to the cross currency swap counterparty in 2010. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We will be receiving a total of $1,493 million in fixed and floating rate payments from our counterparties under the swap agreements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments, over the periods presented are as follows (in thousands):

Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
$1,075,320	$136,576	$272,169	$261,814	$404,761

(3)          Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)          Includes a U.K. sale-leaseback included in a global information services agreement signed with Electronic Data Systems (EDS) late in 2003, effective January 2004. The EDS contract includes services to our Canada, U.S. and U.K. operations and our corporate office and, unless extended, will expire in 2010.

(5)          Approximately $3,781 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $662 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

Other Commercial Commitments as of December 31, 2006

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(In thousands)
Standby letters of credit	$55,353	54,368	985	—	—

Advertising and Promotions

As of December 31, 2006, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $951.8 million over the next five years and thereafter. Our advertising and promotions commitments are included in other long-term obligations in the table above.

Pension Plans

Our consolidated, unfunded pension position at the end of 2006 was approximately $359 million, a decrease of $441 million from the end of 2005. The funded positions of pension plans in each of the Canada, U.S. and U.K. improved due to improved asset returns, higher interest rates (which have the effect of decreasing the discounted pension liabilities), contributions to the plans, plan changes and reductions in U.K. staffing levels. Approximately $12 million of the underfunded pension position at the end of 2006 was the responsibility of the minority owners of BRI. See discussion below regarding the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We fund pension plans to meet the minimum requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet expense and asset return forecasts in any given year. Pension contributions on a consolidated basis were $155 million in 2006, reflecting statutory contribution levels in Canada and the United Kingdom, and $23 million of voluntary contributions in the United States. We anticipate making approximately $185 million of both statutory and voluntary contributions to our pension plans in 2007.

Consolidated pension expense was $33 million in 2006, a decrease of $32 million from 2005. Decreases in the U.S. and U.K. of $12 million and $13 million, respectively, were attributable mainly to higher expected returns on plan assets in 2006 and a pension curtailment in the U.K.

As a result of employee restructuring activities associated with the Europe segment supply chain operations, a pension curtailment was recognized in the second quarter of 2006. The curtailment triggered a remeasurement of the pension assets and liabilities as of April 30, 2006. Additionally, as a result of the curtailment, a gain of $5.3 million was recognized and presented as a special item in the statement of operations in the second quarter of 2006. This gain arose from the reduction in estimated future working lifetimes of plan participants resulting in the acceleration of the recognition of a prior service benefit. This prior service benefit was generated by plan changes in previous years and was deferred on the balance sheet and amortized into earnings over the then expected working lifetime of plan participants of approximately 10 years. In addition, this curtailment event required a remeasurement of the projected benefit obligation and plan assets, which resulted in an $11.8 million reduction in the projected benefit obligation at April 30, 2006 (See Note 16 to the Consolidated Financial Statements in Item 8), which was recognized in other comprehensive income in the second quarter of 2006.

We anticipate pension expense on a consolidated basis for 2007 to approximate $9 million. This lower expense amount for 2007, when compared to 2006, reflects an estimated pension benefit from the U.K. pension plan of approximately $19 million for 2007.

Postretirement Benefit Plans

Our consolidated, unfunded postretirement benefit position at the end of 2006 was approximately $402 million, an increase of $25 million from the end of 2005. Benefits paid under our postretirement benefit plans were approximately $22 million in 2006 and in 2005. Under our postretirement benefit plans we expect payments of approximately $24 million in 2007. See discussion below regarding the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Consolidated postretirement benefit expense was $35 million in 2006, an increase of $10 million from 2005, attributable mainly to our Canada segment plans. We anticipate postretirement benefit expense on a consolidated basis for 2007 of approximately $31 million.

Contingencies

In the ordinary course of business or in the course of the sale of a business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Note 20 to the Consolidated Financial Statements in Item 8 under the captions “Environmental,” “Indemnity Obligations—Sale of Kaiser” and “Montréal Canadiens.”

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

Outlook for 2007

Canada Segment

Consistent with our objective to be a brand-led company, we have continued to build a consumer-preferred portfolio. Our strategic brands grew at mid-single-digit rates during 2006, led by the continuation of double-digit growth from Coors Light and our partner import portfolio. This represents the seventh straight quarter of volume and share growth for Coors Light across all sales regions in Canada. Rickard’s also has continued its solid growth trend, delivering double-digit growth. We will leverage this momentum by applying a range of national and local programs to drive revenue growth in 2007. Our results for 2007 will face a challenging comparison late this year as we cycle the additional week of 2006 sales volume and corresponding profit in Canada.

With regard to costs in Canada, we continue to pursue and achieve the original merger synergy targets and the development of the next phase of our cost reduction initiatives. These synergies and other cost savings successfully offset about half of our cost inflation in Canada in 2006. While we expect to continue to reduce the impact of inflation in 2007 with synergies and other cost savings, cost of goods sold is expected to increase at a low-single-digit rate per barrel in local currency. The increase is due to slightly higher expected labor expenses, lower foreign exchange benefits (associated with USD-denominated costs of goods inputs) and the impact of cycling non-recurring, non-cash 2006 fourth quarter benefits.

In addition to packaging materials, waste reduction, plant productivity and distribution savings, we are re-organizing our selling, general and administrative functions beginning in January 2007. This reorganization initiative is focused on labor savings across all functions, along with reductions in other overhead expenses. The restructuring will cost approximately $9 million, most of which will be expensed in the first quarter of 2007, and is expected to have a payback period of slightly over one year.

We expect continued competitive pressure in 2007, which calls for a balanced approach between long-term strategic brand building and tactics to address short-term competitive activity. In 2006, we redirected some of our marketing spending to price promotion, particularly in Ontario and Québec. In 2007, we plan to increase investment in our strategic brands, driving a low-single-digit increase in marketing and sales expenses. We will continue to implement initiatives to attack costs to help fund these investments and build the long-term brand equities necessary to be successful in the Canada beer business.

Brewing and/or distribution agreements with other brewers contribute to our revenue and profitability. Miller Brewing Company has sued us to invalidate our licensing arrangement. We are contesting their claim, and currently are in discussions with Miller regarding a resolution of this dispute. However, there can be no assurances that we will arrive at such a resolution. A termination of this contract could result in an impairment of a significant portion of our intangible asset associated with the Miller arrangements, which has a carrying value of approximately $112.0 million at December 31, 2006. During the fourth quarter of 2006, we received notification from the Foster’s Group (Foster’s) that they intend to terminate our U.S. production arrangement with them. We contend that the termination notice is ineffective. A termination of this contract could result in an impairment of a significant portion of our distribution right intangible associated with the Foster’s arrangement, which has a carrying value of approximately $25.0 million at December 31, 2006. More generally, the termination of partner brand agreements would have an unfavorable impact on the profitability of the Canada segment.

Finally, the Canadian Dollar appreciated about 6% in 2006 against the U.S. dollar, providing a significant benefit to our full-year earnings as measured in U.S. dollars. However, if the current trend toward weakening of the Canadian dollar versus the U.S. dollar continues, our 2007 Canada results could be negatively impacted when viewed in U.S. dollars.

U.S. Segment

Throughout 2006, the U.S. business built sales momentum by leveraging its key brand equities and taking a disciplined approach to market, resulting in volume growth for Coors Light, Keystone and Blue Moon. These brands will remain our primary focus in 2007, along with some additional focus on developing our regional brands. In 2007, we will continue to drive sales by building our key retail account business and furthering our alignment with our distributor network. In the first quarter of 2007, we again leveraged our Coors Light National Football League (NFL) sponsorship throughout the playoffs, and we expect our distributors to rebuild inventories of our products in preparation for peak season and the ramp-up of our new Shenandoah, Virginia brewing capacity. On the other hand, we expect challenging economic conditions to continue to impact our volume trends in Puerto Rico. We expect our first quarter results in the U.S. to benefit from a greater-than-normal distributor inventory build from the low levels after the New Year’s holiday.

The U.S. beer price environment improved during 2006. We have seen some progress on front line pricing in the past several months, and going forward we will continue to take a disciplined approach to both front line pricing and discounting, while building our core brand equities to drive growth.

With regard to costs, we expect continued significant inflation challenges during 2007 in our U.S. business. Our first quarter cost of goods sold per barrel will increase because of higher commodity costs, including aluminum and agricultural inputs, partially offset by lower depreciation expense due to the combined effect of selling the Memphis brewery last year and not beginning to depreciate most of the Virginia brewing assets until the second quarter of this year.

In response to these challenges, we are striving to maximize the benefits of our long-term cost initiatives, especially merger synergy savings such as the closing of the Memphis brewery in September 2006 and the opening of our new brewery in Virginia before peak season 2007. Nonetheless, we do not currently expect the benefit of our cost initiatives to fully offset inflationary cost increases under the current outlook for commodities and other inputs. As a result, we expect U.S. cost of goods to increase at a low-single-digit rate in 2007, a somewhat smaller increase than in 2006. If aluminum, diesel fuel or other costs increase substantially, it could present a significant challenge to driving U.S. profit growth in 2007.

Europe Segment

We were very successful in reducing costs and achieved total cost savings of more than $40 million in 2006, which were delivered well above our initial expectations and helped to offset the margin loss that our business sustained during the course of the year. This impressive work contributed substantially to our earnings performance in a very challenging 2006 market and is strengthening the competitive position of this business for the future. The competitive environment in the U.K. beer industry continues to be challenging with a difficult retail environment caused by pressure on consumer spending from increased taxes, interest rates and utility prices that have collectively impacted disposable incomes. Industry economics also continue to exert downward pressure on pricing, driven by retailer consolidation and supplier over-capacity. The overall competitive environment in the U.K. is likely to worsen in 2007 as smoking bans are implemented in all of the country by mid-year. Also, our cost savings opportunities are becoming smaller and more difficult to achieve versus the past two years. We have three main strategies to address these challenges:

•       First, we implemented cost reduction initiatives during 2006, and will implement further initiatives during 2007. Early in 2007, we also anticipate a modest flow-through of cost savings implemented in the first half of 2006. Cost savings will become less impactful as we lap the performance of 2006.

•       Second, we will continue to invest heavily behind our core lager brands—Carling, Grolsch and Coors Fine Light. We have increased advertising spending around Carling as part of our new marketing campaign and have received positive consumer feedback to our outdoor and television advertising. In 2006 we continued to expand Carling C2, including a launch into the U.K. off-premise channel in the fourth quarter. C2 is a mid-strength lager, that meets changing consumer preferences and lifestyles.

•       Third, at retail we continue to roll out our new cold-dispense technologies and distinctive above-bar fonts. This rollout extends our cold platform beyond Carling for a broad group of our strategic brands as we aim to maintain our leadership in cold dispense. This leading retail innovation is driving sales with current retailers, along with increased distribution via new retail outlets. During 2006 we installed 14,000 cold dispense points, and have seen positive results in those outlets.

We face an on-premise smoking ban in three of our markets beginning in 2007: in Wales on April 2nd, in Northern Ireland on April 30th and in England on July 1st. We expect them to be detrimental to the on-premise channel in the short term but potentially to increase the size of the off-premise market as smokers adjust to the ban. This shift to the lower-margin off-premise channel likely will offset only a portion of the negative on-premise volume and profit impact, so the overall impact on volume and margin will still be negative in 2007. Our experience in other markets has been that on-premise sales usually recover at least partially in the years following the implementation of a local smoking ban.

As a part of our ongoing cost reduction efforts across the organization, we expect to incur restructuring costs of approximately $13 million in 2007. These costs, which largely relate to employee severance, are expected to have a payback period of approximately one and a half years.

Industry pricing continues to be the most important source of margin pressure in the U.K. beer business in both the on- and off-premise. The U.K. business is managing pricing by channel, in the context of local competition, while staying focused on our core strategy of building strong brands for the long term.

Corporate

We expect corporate marketing, general and administrative costs to be 15% to 20%, or $20 to $25 million, lower in 2007 partially resulting from aggressive cost reductions which began in the latter part of 2006, contributing $4 to $5 million of cost savings in 2007. In addition, we anticipate also benefiting from the elimination of approximately $17 million of costs due to 1) severance payments; 2) high legal fees that are not expected to repeat in 2007 and 3) the elimination of certain incentive compensation plans and lower expected payments for ongoing plans. Approximately $8 million of costs that are in direct support of the operating segments will transfer into the respective segments in 2007, with the majority transferring to the U.S. segment. These cost reductions will be offset partially by increased spending related to investments in projects designed to deliver cost reductions across all business segments.

Goodwill

Because there is goodwill included in the carrying value of our three segments, the fair value of the applicable reporting unit was compared to its carrying value during the third quarter of 2006 to determine whether there was goodwill impairment. Most of the goodwill associated with the U.S. and Canada segments originated in the Merger. Similarly, we tested indefinite-lived intangible assets for impairment during the third quarter of 2006, most of which relate to our Canada and Europe segments.

A portion of the Merger goodwill was allocated to the U.S. segment, based on the level of Merger synergy savings expected to accrue to the U.S. segment over time. Our testing during the third quarter of 2006 indicated that the fair values of the reporting units in the U.S. and Canada exceeded their carrying values, resulting in no impairments of goodwill in 2006. However, a reduction in the fair value of the U.S. or Canada segment in the future could lead to goodwill impairment. We also have significant indefinite-lived intangible assets in Canada, associated primarily with core, non-core and partner beer brands, as well as distribution rights. These intangible assets were also evaluated for impairment during the third quarter of 2006, and we determined that their fair values exceeded their carrying values. A reduction in the fair values of these intangibles could lead to impairment charges in the future. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, termination of brewing and/or distribution agreements with other brewers.

The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. Our testing during the third quarter of 2006 indicated that the fair value of the CBL reporting unit exceeded its carrying value, resulting in no impairments of goodwill. However, a slight reduction in the fair value of the CBL reporting unit in the future could lead to goodwill impairment. We also have a significant indefinite-lived intangible asset in Europe, associated with the Carling brand, which was also tested in the third quarter of 2006, and no impairment was warranted. Future reductions in the fair value of the Europe business or of specific intangibles could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, and declines in industry or company-specific beer volume sales, which could result in possible impairment of these assets.

Interest

We estimate that corporate interest expense in 2007 will be approximately $115 to $119 million, excluding U.K. trade loan interest income.

Tax

Our tax rate is volatile and may fluctuate with changes in, among other things, the amount of income or loss, our ability to utilize foreign tax credits, and changes in tax laws.  On February 21, 2007, the Canadian government enacted a tax technical correction bill that will result in a one-time, non-cash income tax benefit of approximately $90 million in the first quarter of 2007.  As a result, we anticipate that our 2007 effective tax rate on income will be in the range of 6% to 11%. Absent this tax law change and resulting benefit, and with no other changes in tax laws or company tax structure, we would expect that our effective tax rate would be in the range of 25% to 30%.  We note, however, that there are other pending tax law changes in Canada that if enacted, would result in further reductions in the range of our 2007 effective tax rate.

Other

The company anticipates that expense related to depreciation and amortization of assets will decline approximately 10% in 2007 versus 2006 excluding special items, due to the net effect of five factors:

•       Substantial existing assets will have been fully depreciated, so expense related to these assets is expected to be significantly lower in 2007 than 2006.

•       Sale of the Memphis brewery in September 2006 eliminates depreciation expense for this facility, including approximately $60 million of accelerated depreciation in 2006 to reduce the facility’s carrying value to equal its salvage value.

•       Adding packaging capacity in our Toronto and Virginia facilities during 2006 and brewing capacity in our Virginia facility in the first half of 2007.

•       We are evaluating the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage. We expect this evaluation to result in an adjustment of useful lives—favorably and unfavorably—for a wide range of existing assets.

•       Installing cold dispense units in pubs and restaurants in the U.K.

Changes to our capital spending plans or other changes in our asset base could alter this forward view of depreciation expense.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. We review our accounting policies on an on-going basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. By their nature, estimates are subject to uncertainty. Actual results may differ materially from these estimates under different assumptions or conditions. We have identified the accounting estimates below as critical to our financial condition and results of operations:

Pension and Postretirement Benefits

We have defined benefit plans that cover the majority of our employees in Canada, the United States and the United Kingdom. We also have postretirement welfare plans in Canada and the United States that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions. See discussion below regarding the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We performed an analysis of high quality corporate bonds at the end of 2006 and compared the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in Canada, the United States, and the United Kingdom for the year ended December 31, 2006. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A 50 basis point change in certain assumptions made at the beginning of 2006 would have had the following effects on 2006 pension expense:

	Impact to 2006 pension costs - 50 basis points
	Reduction (unfavorable)	Increase (favorable)
	(In millions)
Description of pension sensitivity item
Expected return on Canada plan assets, 7.90% in 2006	$4.8	$4.8
Expected return on Canada - BRI plan assets, 7.90% in 2006	$2.5	$2.5
Expected return on U.S. plan assets, 8.75% in 2006	$3.7	$3.7
Expected return on U.K. plan assets, 7.80% in 2006	$4.9	$4.9
Discount rate on Canada projected benefit obligation, 5.00% in 2006	$1.4	$0.3
Discount rate on Canada - BRI projected benefit obligation, 5.00% in 2006	$2.2	$1.0
Discount rate on U.S. projected benefit obligation, 5.75% in 2006	$4.7	$5.4
Discount rate on U.K. projected benefit obligation, 4.75% in 2006	$7.8	$7.5

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease (favorable)
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$1.7	$1.5
Effect on postretirement benefit obligation	$18.4	$16.7
Canada plans (BRI)
Effect on total of service and interest cost components	$0.9	$0.8
Effect on postretirement benefit obligation	$9.8	$8.2
U.S. plan
Effect on total of service and interest cost components	$0.9	$0.8
Effect on postretirement benefit obligation	$6.9	$6.2

The Canada, U.S. and U.K. plan assets consist primarily of equity securities with smaller holdings of bonds, real estate and other investments. Equity assets are well diversified between domestic and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 31, 2006:

	Canada plans assets		U.S. plan assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	70%	71%	75%	76%	65%	64%
Fixed income	30%	28%	15%	14%	28%	26%
Real estate	—	—	10%	9%	7%	8%
Other	—	1%	—	1%	—	2%

Contingencies, Environmental and Litigation Reserves

We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Note 20 to the Consolidated Financial Statements in Item 8 for a discussion of our contingencies, environmental and litigation reserves at December 31, 2006.

We sold 68% of the Kaiser business in January 2006 and divested our remaining 15% ownership interest by exercising a put option in November 2006. While we reduced our risk profile as a result of this transaction, we retained risk by providing indemnities to the buyer for certain purchased tax credits and for other tax, labor and civil contingencies in general. These are referenced in the section called “Contingencies” above and discussed in Note 20 to the Consolidated Financial Statements in Item 8. We account for these indemnity obligations at fair value in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This rule requires us to carry the guarantee liability on the balance sheet at its fair value. We do not amortize these liabilities, but rather make periodic estimates of their fair values, and record material changes in the values through discontinued operations on the statement of operations.

We use multiple probability—weighted scenarios in determining the fair values of indemnity liabilities. As discussed in Note 20 to the Consolidated Financial Statements in Item 8, we have recorded a fair value liability of $77.7 million related to contingencies associated with purchased tax credits based on a total exposure of $246.8 million with regard to those liabilities. Our estimates assume equally likely scenarios (i.e., 50%-50%) of 1) no payments ever occurring and 2) a payment of the full exposure in a future year with a potential refund in a number of years following the initial payment. If our estimate were adjusted to assume a 75% probability of some payment occurring (rather than 50%), the value of the liability would increase by $36.9 million to $114.6 million.

Goodwill and Other Intangible Asset Valuation

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2006. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment.

In 2006 we standardized our method for determining fair value, using a combination of discounted cash flows analyses and evaluations of values derived from market comparable transactions and market earnings multiples. This represents a change from cash flow analyses used in isolation in the prior year. We believe that this consistent methodology across all reporting units and the inclusion of evidence provided through market data and comparable transactions will improves the accuracy and consistency of this analysis. Our cash flow projections are based on various long-range financial and operational plans of the Company and considered, when necessary, various scenarios, both favorable and unfavorable. In 2006, discount rates used for fair value estimates for reporting units ranged from 8.5% to 9.5%. These rates are driven by, among other factors, the prevailing interest rates in geographies where these businesses operate as well as the credit ratings and financing abilities and opportunities of each reporting unit. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 10%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including the discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill impairment charges in the future.

Derivatives and Other Financial Instruments

The following tables present a roll forward of the fair values, which consists of the notional values and the mark-to-market adjustments thereto, of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in thousands):

Fair value of contracts outstanding at December 25, 2005	$(2,314,559)
Contracts realized or otherwise settled during the period	(11,703)
Fair value of new contracts entered into during the period	3,606
Other changes in fair value	(59,177)
Fair value of contracts outstanding at December 31, 2006	$(2,381,833)

	Fair value of contracts at December 31, 2006
	Maturities less than 1 year	Maturities 1 - 3 years	Maturities 4 -5 years	Maturities in excess of 5 years	Total fair value
Source of fair value
Prices actively quoted	$—	$—	$(293,517)	$(1,642,866)	$(1,936,383)
Prices provided by other external sources	$12,709	$4,679	$(197,631)	$(265,207)	$(445,450)

We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading or speculative purposes. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149” (SFAS 133), which we early adopted on December 28, 1998. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission (SEC), are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps. See discussions also in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 18 to the Consolidated Financial Statements in Item 8. We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques, value-at-risk and sensitivity analysis.

We use value-at-risk to monitor the foreign exchange and interest rate risk of our cross currency swaps. The value-at-risk methodology provides an estimate of the level of a one-day loss that may be equaled or exceeded due to changes in the fair value of these foreign exchange rate and interest rate-sensitive financial instruments. The type of value-at-risk model used to estimate the maximum potential one-day loss in the fair value is a variance/covariance method. The value-at-risk model assumes normal market conditions and a 95% confidence level. There are various modeling techniques that can be used to compute value-at-risk. The computations used to derive our values take into account various correlations between currency rates and interest rates. The correlations have been determined by observing foreign exchange currency market changes and interest rate changes over the most recent one-year period. We have excluded anticipated transactions, firm commitments, cash balances and accounts receivable and payable denominated in foreign currencies from the value-at-risk calculation, some of which these instruments are intended to hedge.

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

The one-day value-at-risk at 95% confidence of our cross currency swaps was $10.6 million, $12.2 million and $10.7 million at December 31, 2006, December 25, 2005 and December 26, 2004, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(28,411)	$(13,395)
Interest rate risk:
Debt, swaps	$(64,720)	$(75,599)
Commodity price risk:
Swaps	$(6,165)	$(17,600)

Income Tax Assumptions

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We have historically provided U.S. deferred income taxes on the undistributed earnings of certain of our foreign subsidiaries. During 2005, we assessed our corporate financing position with respect to all our foreign subsidiaries. As a result, we have elected to treat our portion of all foreign subsidiary earnings through December 31, 2006, as permanently reinvested. Under the accounting guidance of APB 23 and SFAS 109, we recorded a tax provision benefit in the third quarter of 2005 totaling $44 million, representing the reversal of a previously established deferred tax liability in our U.K. subsidiary. As of December 31, 2006, approximately $1.0 billion of retained earnings attributable to international companies was considered to be permanently re-invested. The Company’s intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

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

We are continuing to evaluate the impact of adopting FIN 48 on our financial statements.  While we have not concluded our analysis, we anticipate that the adoption of FIN 48 will increase tax-related liabilities (or decrease tax-related assets) by a minimum of $40 million, which could increase upon adoption. The cumulative effect of applying the new requirement will be reflected as an adjustment to retained earnings in the period of adoption (first reflected in the first quarter of 2007). We expect that the requirements of FIN 48 may add volatility to our effective tax rate, and therefore our expected income tax expense, in future periods.

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

Consolidations under FIN 46R

RMMC and RMBC are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies in the aluminum and glass container businesses. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand’s owner in a key segment of the U.K. beer market. We also consolidate the financial position and results of Brewers Retail, Inc. (BRI), which is 52% owned by Molson, and provides all distribution and retail sales of beer in the province of Ontario in Canada. Our ownership of BRI is determined by our market share in the province of Ontario. Our market share and ownership percentage could be reduced as a result of lower trade or consolidation of certain of our competitors. During the first quarter of 2007, press reports have indicated that a certain competitor offered to purchase another competitor in the province of Ontario. If this were to occur, we may need to consider whether BRI should continue to be consolidated in our financial statements.

Adoption of New Accounting Pronouncements

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”

In March 2005, the FASB issued FASB Interpretation No. 47—”Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million, minority interest of $1.1 million, and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants contained within our manufacturing properties.

The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 statement of operations. This adjustment represents a depreciation charge and an accretion of liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon the settlement. The net value of the asset retirement obligation liabilities calculated on a pro-forma basis as if the standard had been retrospectively applied to December 25, 2005 and December 26, 2004 were $9,628,580 and $5,926,852, respectively.

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

SFAS 123R requires a calculation of the APIC Pool balance consisting of excess tax benefits available to absorb related share—based compensation. FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening APIC Pool balance. We have adopted such alternative method provisions to calculate the beginning balance of the APIC Pool in the financial statements ended December 31, 2006. This adoption did not have any impact on our financial statements.

The effect of adoption of SFAS 123R in 2006 was an additional expense of $6.1 million pretax, $4.4 million after tax, or $0.05 per diluted share.  The adoption of SFAS 123R led us to evaluate different types of instruments as share based awards and we use a combination of restricted stock unit awards, performance share awards, deferred stock awards and limited stock appreciation rights. As of December 31, 2006, there was $67.9 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. (See Note 14 to the Consolidated Financial Statements in Item 8.)

SFAS No. 151 “Inventory Costs”

SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no impact on our financial results.

SFAS No. 154 “Accounting Changes and Corrections”

SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective for us in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years’ comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. New pronouncements may contain specific implementation guidance which would supersede the requirements of SFAS 154. The adoption of SFAS 154 did not have an impact on the financial statements included herein.

FASB Staff Position (FSP) No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners”

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

SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS 158 was issued in September 2006 and is effective for our annual fiscal year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106 and 132R, requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. As a result of the adoption of SFAS 158, liabilities related to our defined benefit pension and postretirement plans increased by $245 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $172 million as of December 31, 2006. A portion of the change in the accumulated other comprehensive income related to the adoption of SFAS 158 will be recognized into the statement of income as a component of net period pension benefit cost. Such amount will be approximately $19.3 million before tax, in 2007.  See Notes 1, 16 and 17 to the Consolidated Financial Statements in Item 8 for a detailed discussion regarding the adoption of SFAS 158.

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

SEC Staff Accounting Bulletin No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements)”

The SEC issued SAB 108 in September 2006 and it is effective for our fiscal 2006 year. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year statement of operations. Thus, this approach ignores the effects of correcting the portion of the current period balance sheet misstatement that originated in prior periods. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, irrespective of the misstatement’s period(s) of origin. Financial statements would be required to be adjusted when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Our adoption of SAB 108 did not impact the financial statements presented herein.

New Accounting Pronouncements

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”

SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other factors, SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not expect that the adoption of SFAS 155 will have a significant impact on our financial statements.

SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”

SFAS 156 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. The new standard, which is an amendment to SFAS 140, will simplify the accounting for servicing assets and liabilities by addressing the recognition and measurement of separately recognized servicing assets and liabilities and providing an approach to simplify efforts to obtain hedge-like accounting. We do not expect that the adoption of SFAS 156 will have a significant impact on our financial statements.

FASB’s Emerging Issue Task Force Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We do not expect that the adoption of EITF 06-03 will have a significant impact on our financial statements.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year.

We are continuing to evaluate the impact of adopting FIN 48 on our financial statements. While we have not concluded our analysis, we anticipate that the adoption of FIN 48 will increase tax-related liabilities (or decrease tax-related assets) by a minimum of $40 million and could increase upon adoption. The cumulative effect of applying the new requirement will be reflected as an adjustment to retained earnings in the period of adoption (first reflected in the first quarter of 2007). We expect that the requirements of FIN 48 may add volatility to our effective tax rate, and therefore our expected income tax expense, in future periods.

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

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued Statement No. 159 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We have not yet determined if we will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on our financial statements.

Related Party Transactions

Transactions with Management and Others

We employ members of the Coors and Molson families, who collectively owned 84% of the voting A shares, common and exchangeable stock of the Company after the Merger and throughout 2006. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

As of December 31, 2006, various Coors family trusts collectively owned approximately 42% of our Class A common and exchangeable stock, approximately 13% of our Class B common and exchangeable stock, and approximately 30% of Graphic Packaging Corporation’s (GPC) common stock.

Certain Business Relationships

We purchase a large portion of our paperboard packaging requirements from GPC, a related party. Our payments under the GPC packaging agreement in 2006, 2005 and 2004 totaled $73.6 million, $75.3 million and $104.5 million, respectively. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $0.8 million and $2.8 million at December 31, 2006, and December 25, 2005, respectively.

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

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are Canadian dollar (CAD), British pound sterling (GBP or £) and Japanese yen (JPY).

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor’s) or A2 (Moody’s). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 31, 2006, no collateral was posted by our counterparties or us.

Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term fixed rate debt, foreign currency forwards, commodity swaps, interest rate swaps and cross-currency swaps. See related value-at-risk and sensitivity analysis in the Derivatives and Other Financial Instruments section of Item 7.

	Expected maturity date							December 31, 2006	December 25, 2005
	2007	2008	2009	2010	2011	Thereafter	Total	Fair value	Fair value
	(In thousands)
Long-term debt:
USD $300 million, 4.85% fixed rate, due 2010(1)	$—	$—	$—	$(300,000)	$—	$—	$(300,000)	$(293,517)	$(296,796)
CAD $200 million, 7.5% fixed rate, due 2011(2)	—	—	—	—	(171,541)	—	(171,541)	(192,320)	(194,801)
USD $850 million, 6.375% fixed rate, due 2012(3)(4)	—	—	—	—	—	(850,000)	(850,000)	(880,626)	(901,026)
CAD $900 million, 5.0% fixed rate, due 2015(1)	—	—	—	—	—	(771,936)	(771,936)	(762,240)	(765,251)
Foreign currency management:
Forwards	147,684	57,783	14,989	—	—	—	220,456	7,133	(2,548)
Cross currency swaps(1)(3)(5)	73,487	—	—	300,000	—	1,038,217	1,411,704	(268,656)	(174,755)
Commodity pricing management:
Swaps	46,092	3,631	—	—	—	—	49,723	7,436	9,422
Fixed price contracts	4,125	—	—	—	—	—	4,125	(956)	—
Interest rate pricing management:
Interest rate swaps(2)(4)	—	—	—	—	85,771	201,200	286,971	1,913	11,195

(1)                Prior to issuing the bonds on September 22, 2005 (See Note 13 to the Consolidated Financial Statements in Item 8), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company’s private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company’s interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company’s effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

Simultaneouslywith the U.S. private placement we entered into a cross currency swap transaction for the entire USD $300 million issue amount and for the same maturity. In this transaction we exchanged our $300 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the $300 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded through the statement of operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

(2)                The BRI joint venture is a party to interest rate swaps, converting CAD $100 million notional amount from fixed rates to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. These interest rate swaps qualify for hedge accounting treatment.

(3)                We are a party to certain cross currency swaps totaling GBP £530 million (approximately USD $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (see Note 18 to the Consolidated Financial Statements in Item 8). The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges.

(4)                We are a party to interest rate swap agreements related to our 6 3/8% fixed rate debt. The interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed USD interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as fair value hedges of the changes in the fair value of $201.2 million fixed rate debt attributable to changes in the LIBOR swap rates. See accounting method discussion in Note 18 to the Consolidated Financial Statements in Item 8.

(5)                We are a party to a cross currency swap totaling CAD $30 million (approximately USD $25.7 million at prevailing foreign currency exchange rates in 2005, the year we entered into the swap.) The swap included an initial exchange of principal in 2005 and matures in 2006. The swap also calls for an exchange of fixed CAD interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received CAD. Upon final exchange, we will provide CAD to the counterparty and receive USD. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future CAD interest and principal receipts that results from changes in the USD to CAD exchange rates on an intercompany loan between two of our subsidiaries. In addition, in September of 2006 we entered into a cross currency swap totaling GBP £24.4 million (approximately USD $47.8 million at prevailing foreign currency exchange rates in 2006). The swap included an initial exchange of principal in 2005 and matures in 2006. The swap calls for an exchange of fixed GBP interest payments for fixed CAD interest receipts. At the initial principal exchange, we paid CAD to a counterparty and received GBP. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future GBP interest and principal receipts that result from changes in the CAD to GBP exchange rates on an intercompany loan between two of our subsidiaries. See accounting method discussion in Note 18 to the Consolidated Financial Statements in Item 8.

ITEM 8.                Financial Statements and Supplementary Data

MANAGEMENT’S REPORT TO STOCKHOLDERS

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

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provides an objective, independent audit of the consolidated financial statements and internal control over financial reporting. Their accompanying report is based upon an examination conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), including tests of accounting procedures, records and internal controls.

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

W. LEO KIELY, III Global Chief Executive Officer Molson Coors Brewing Company February 28, 2007	TIMOTHY V. WOLF Vice President and Global Chief Financial Officer, Molson Coors Brewing Company February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Molson Coors Brewing Company:

We have completed integrated audits of Molson Coors Brewing Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries (the “Company”) at December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005 and the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Denver, Colorado
February 28, 2007

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Sales	$7,901,614	$7,417,702	$5,819,727
Excise taxes	(2,056,629)	(1,910,796)	(1,513,911)
Net sales	5,844,985	5,506,906	4,305,816
Cost of goods sold	(3,481,081)	(3,306,949)	(2,741,694)
Gross profit	2,363,904	2,199,957	1,564,122
Marketing, general and administrative expenses	(1,705,405)	(1,632,516)	(1,223,219)
Special items, net	(77,404)	(145,392)	7,522
Operating income	581,095	422,049	348,425
Other income (expense):
Interest expense	(143,070)	(131,106)	(72,441)
Interest income	16,289	17,503	19,252
Other income (expense), net	17,736	(13,245)	12,946
Total other expense	(109,045)	(126,848)	(40,243)
Income from continuing operations before income taxes and minority interests	472,050	295,201	308,182
Income tax expense	(82,405)	(50,264)	(95,228)
Income from continuing operations before minority interests	389,645	244,937	212,954
Minority interests in net income of consolidated entities	(16,089)	(14,491)	(16,218)
Income from continuing operations	373,556	230,446	196,736
Loss from discontinued operations, net of tax	(12,525)	(91,826)	—
Income before cumulative effect of change in accounting principle	361,031	138,620	196,736
Cumulative effect of change in accounting principle, net of tax	—	(3,676)	-
Net income	$361,031	$134,944	$196,736
Other comprehensive income, net of tax:
Foreign currency translation adjustments	157,207	122,971	123,011
Unrealized gain (loss) on derivative instruments	18,347	(19,276)	(217)
Minimum pension liability adjustment	131,126	(6,203)	(24,048)
Realized gains reclassified to net income	(4,605)	(8,404)	(4,686)
Comprehensive income	$663,106	$224,032	$290,796
Basic income (loss) per share:
Continuing operations	$4.34	$2.90	$5.29
Discontinued operations	(0.15)	(1.16)	—
Cumulative effect of change in accounting principle	—	(0.04)	—
Basic net income per share	$4.19	$1.70	$5.29
Diluted income (loss) per share:
Continuing operations	$4.31	$2.88	$5.19
Discontinued operations	(0.14)	(1.15)	—
Cumulative effect of change in accounting principle	—	(0.04)	—
Diluted net income per share	$4.17	$1.69	$5.19
Weighted average shares—basic	86,083	79,403	37,159
Weighted average shares—diluted	86,656	80,036	37,909

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	As of
	December 31, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$182,186	$39,413
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $10,363 and $9,480, respectively	679,507	692,638
Affiliates	4,002	6,939
Current notes receivable and other receivables, less allowance for doubtful accounts of $3,439 and $3,629, respectively	145,090	130,123
Inventories:
Finished, less allowance for obsolete inventories of $1,057 and $876, respectively	138,449	132,611
In process	38,692	35,270
Raw materials	80,918	86,674
Packaging materials, less allowance for obsolete inventories of $1,807 and $805, respectively	61,479	60,170
Total inventories	319,538	314,725
Maintenance and operating supplies, less allowance for obsolete supplies of $9,554 and $9,269, respectively	32,639	34,162
Other current assets, less allowance for advertising supplies of $871 and $983, respectively	84,277	78,985
Deferred tax assets	6,477	20,127
Discontinued operations	4,640	151,130
Total current assets	1,458,356	1,468,242
Properties, less accumulated depreciation of $2,615,000 and $2,663,845, respectively	2,421,484	2,305,561
Goodwill	2,968,676	2,871,320
Other intangibles, less accumulated amortization of $221,867 and $141,278, respectively	4,395,294	4,423,324
Deferred tax assets	131,349	61,611
Notes receivable, less allowance for doubtful accounts of $10,318 and $10,329, respectively	75,243	70,964
Other assets	148,694	169,980
Discontinued operations	4,317	428,263
Total assets	$11,603,413	$11,799,265

(Continued)

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	As of
	December 31, 2006	December 25, 2005
Liabilities and stockholders' equity
Current liabilities:
Accounts payable:
Trade	$388,281	$354,771
Affiliates	31,369	17,553
Accrued expenses and other liabilities	1,225,406	1,151,099
Deferred tax liabilities	116,329	106,484
Short-term borrowings	432	14,001
Current portion of long-term debt	4,009	334,101
Discontinued operations	34,290	258,607
Total current liabilities	1,800,116	2,236,616
Long-term debt	2,129,845	2,136,668
Pension and post-retirement benefits	753,697	841,824
Derivative hedging instruments	269,253	174,755
Deferred tax liabilities	607,000	606,126
Other liabilities	93,721	87,564
Discontinued operations	85,643	307,183
Total liabilities	5,739,275	6,390,736
Commitments and contingencies (Note 20)
Minority interests	46,782	83,812
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued and outstanding)	—	—
Class A common stock, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,337,386 shares and 1,344,507 shares)	13	14
Class B common stock, $0.01 par value, (authorized: 500,000,000 shares; issued and outstanding: 66,608,483 shares and 61,751,615 shares)	666	618
Class A exchangeable shares (issued and outstanding: 1,657,125 shares and 1,926,592 shares)	124,699	145,006
Class B exchangeable shares (issued and outstanding: 17,421,768 shares and 20,630,761 shares)	1,310,989	1,552,483
Total capital stock	1,436,367	1,698,121
Paid-in capital	2,390,556	2,016,620
Retained earnings	1,673,455	1,422,987
Accumulated other comprehensive income	316,978	186,989
Total stockholders' equity	5,817,356	5,324,717
Total liabilities and stockholders' equity	$11,603,413	$11,799,265

(Concluded)

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Cash flows from operating activities:
Net income	$361,031	$134,944	$196,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438,354	392,814	265,921
Amortization of debt issuance costs and discounts	3,621	22,446	2,456
Share-based compensation	22,143	12,397	—
(Gain) loss on sale or impairment of properties and intangibles	(2,055)	11,116	(15,027)
Gain coincident with the sale of preferred equity holdings of Montréal Canadiens	(8,984)	—	—
Excess tax benefits from share-based compensation	(7,474)	—	—
Deferred income taxes	1,368	(23,049)	6,215
Gain on foreign currency fluctuations and derivative instruments	(4,578)	(9,266)	(5,740)
Cumulative effect of a change in accounting principle, net of tax	—	3,676	—
Equity in net income of unconsolidated affiliates	(8,026)	(37)	(59,653)
Distributions from unconsolidated affiliates	10,164	8,612	72,754
Minority interest in net income of consolidated entities	16,089	14,491	16,218
Change in current assets and liabilities (net of assets acquired and liabilities assumed in a business combination) and other:
Receivables	57,734	9,071	(35,671)
Payables	4,151	16,724	4,575
Inventory	7,825	47,233	(3,441)
Accrued expenses and other liabilities	(56,280)	(279,120)	32,784
Other	(15,247)	(2,340)	21,781
Operating cash flows of discontinued operations	13,408	62,563	—
Net cash provided by operating activities	833,244	422,275	499,908
Cash flows from investing activities:
Additions to properties and intangible assets	(446,376)	(406,045)	(211,530)
Proceeds from sales of properties and intangible assets	29,118	42,450	72,063
Proceeds from the sale of preferred equity holdings of Montréal Canadiens	36,520	—	—
Acquisition of subsidiaries, net of cash acquired	—	(16,561)	—
Cash recognized on Merger with Molson	—	73,540	—
Cash expended for Merger-related costs	—	(20,382)	—
Trade loan repayments from customers	34,152	42,460	54,048
Trade loans advanced to customers	(27,982)	(25,369)	(25,961)
Pension settlement with the former owner of our UK subsidiary	—	—	25,836
Cash recognized on initial consolidation of joint ventures	—	—	20,840
Other	290	16	(2,744)
Discontinued operations - proceeds from sale of Kaiser, net of costs to sell	79,465	—	—
Discontinued operations - additions to properties and intangible assets	—	(2,817)	—
Net cash used in investing activities	(294,813)	(312,708)	(67,448)

(Continued)

See notes to consolidated financial statements

	For the Years Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Cash flows from financing activities:
Issuances of stock under equity compensation plans	83,348	55,229	66,764
Excess tax benefits from share-based compensation	7,474	—	—
Dividends paid	(110,563)	(109,960)	(30,535)
Dividends paid to minority interest holders	(17,790)	(10,569)	(7,218)
Proceeds from issuances of long-term debt	—	1,037,814	—
Payments on long-term debt and capital lease obligations	(7,361)	(584,056)	(114,629)
Proceeds from short-term borrowings	83,664	1,050,686	179,957
Payments on short-term borrowings	(98,110)	(1,887,558)	(188,718)
Net (payments on) proceeds from commercial paper	(167,379)	165,795	(250,000)
Net (payments on) proceeds from revolving credit facilities	(166,177)	151,273	—
Settlements of debt-related derivatives	(5,900)	(11,285)	—
Debt issuance costs	(120)	(11,457)	—
Change in overdraft balances and other	(1,441)	8,159	8,715
Financing cash flows of discontinued operations	(884)	(42,846)	—
Net cash used in financing activities	(401,239)	(188,775)	(335,664)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	137,192	(79,208)	96,796
Effect of foreign exchange rate changes on cash and cash equivalents	5,581	(4,392)	6,777
Balance at beginning of period	39,413	123,013	19,440
Balance at end of period	$182,186	$39,413	$123,013

(Concluded)

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

	Common stock issued		Exchangeable shares issued		Paid-in	Retained	Accumulated other comprehensive
	Class A	Class B	Class A	Class B	capital	earnings	income	Total
Balances at December 28, 2003	$13	$352	$—	$—	$31,368	$1,231,802	$3,841	$1,267,376
Shares issued under equity compensation plans, including related tax benefit	—	12	—	—	73,062	—	—	73,074
Amortization of restricted stock	—	—	—	—	455	—	—	455
Other comprehensive income	—	—	—	—	—	—	94,060	94,060
Net income	—	—	—	—	—	196,736	—	196,736
Cash dividends—$0.82 per share	—	—	—	—	—	(30,535)	—	(30,535)
Balances at December 26, 2004	13	364	—	—	104,885	1,398,003	97,901	1,601,166
Shares issued under equity compensation plans, including related tax benefit	—	12	—	—	85,011	—	—	85,023
Shares issued in the Merger with Molson Inc.	1	121	183,384	2,420,040	918,020	—	—	3,521,566
Exchange of shares	—	121	(38,378)	(867,557)	905,814	—	—	—
Amortization of restricted stock	—	—	—	—	2,890	—	—	2,890
Other comprehensive income	—	—	—	—	—	—	89,088	89,088
Net income	—	—	—	—	—	134,944	—	134,944
Cash dividends—$1.28 per share	—	—	—	—	—	(109,960)	—	(109,960)
Balances at December 25, 2005	14	618	145,006	1,552,483	2,016,620	1,422,987	186,989	5,324,717
Shares issued under equity compensation plans, including related tax benefit	—	14	—	—	84,241	—	—	84,255
Exchange of shares	(1)	34	(20,307)	(241,494)	261,768	—	—	—
Amortization of stock based compensation	—	—	—	—	27,927	—	—	27,927
Other comprehensive income	—	—	—	—	—	—	302,075	302,075
Adjustment to adopt SFAS 158, net of tax (Note 1)	—	—	—	—	—	—	(172,086)	(172,086)
Net income	—	—	—	—	—	361,031	—	361,031
Cash dividends—$1.28 per share	—	—	—	—	—	(110,563)	—	(110,563)
Balances at December 31, 2006	$13	$666	$124,699	$1,310,989	$2,390,556	$1,673,455	$316,978	$5,817,356

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Summary of Significant Accounting Policies

On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the Merger). In connection with the Merger, Adolph Coors Company became the parent of the merged Company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the “Company”), principally a holding company, and its operating subsidiaries: Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); Molson Canada (Molson), operating in Canada; and our other corporate entities. Any reference to “Coors” means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to “Molson Coors” means MCBC after the Merger.

Unless otherwise indicated, information in this report is presented in U.S. dollars (USD or $).

Our Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the last Sunday in December. The fiscal year ended December 31, 2006, was a 53-week period and fiscal years ended December 25, 2005 and December 26, 2004 were 52-week periods.

Principles of Consolidation

Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as entities consolidated under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB 51 (FIN 46R). All significant intercompany accounts and transactions have been eliminated.

Reporting Periods Presented

The accompanying consolidated financial statements do not include the results of Molson and Kaiser (presented as a discontinued operation) prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears since the date of the Merger for this and future reporting periods. For the year ended December 31, 2006, Kaiser’s results include the results for December 2005 through January 13, 2006, (the date of the sale) and for the year ended December 25, 2005, Kaiser’s results include the results for February 9, 2005 (the date of the merger) through November 2005. For the year ended December 25, 2005, BRI’s results include the results for February 9, 2005, (the date of the Merger) through November 2005.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

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

Revenue is recognized in the Europe segment when product is received by our customers, who are principally independent retailers in the United Kingdom. In the United Kingdom, excise taxes are included in the purchase price we pay the vendor on beverages for the factored brands business purchased from third parties for resale, and are included in our net sales and cost of goods sold when ultimately sold.

In all segments, the cost of various programs, such as price promotions, rebates and coupon programs are treated as a reduction of sales. Sales of products are for cash or otherwise agreed upon credit terms. Revenue is stated net of incentives, discounts and returns.

Outside of unusual circumstances, if product is returned, it is generally for failure to meet our quality standards, not caused by customer actions. Products that do not meet our high quality standards are returned and destroyed. We do not have standard terms that permit return of product. We estimate the costs for product returns and record those costs in cost of goods sold each period. We reduce revenue at the value of the original sales price in the period that the product is returned.

Cost of Goods Sold

Our cost of goods sold includes beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing and internal transfer costs.

Equity Method Accounting

We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain joint ventures that must be consolidated as variable interest entities under FIN 46R. These investments primarily involve equity ownership in transportation services in our Europe segment (Tradeteam) and an investment in the Montréal Canadiens in Canada.

There are no related parties that own interests in our equity method investments as of December 31, 2006.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses consist predominately of advertising, sales staff costs, and non-manufacturing administrative and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs are generally expensed when the advertising is first run. Advertising expense was $906.9 million, $729.1 million, and $627.4 million for years 2006, 2005, and 2004, respectively. Prepaid advertising costs of $46.8 million ($43.8 million in current and $3.0 million in long-term) and $23.3 million ($16.7 million in current and $6.6 million in long-term) were included in other current assets and other non-current assets in the Consolidated Balance Sheets at December 31, 2006, and December 25, 2005, respectively.

Trade Loans

CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2006, 2005 and 2004 this amount was $11.7 million, $13.1 million and $16.0 million, respectively. We have included this interest income in the Europe segment since it is related solely to CBL.

Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 31, 2006, and December 25, 2005, total loans outstanding, net of allowances, were $99.7 million and $95.9 million, respectively.

Allowance for Doubtful Accounts

Canada’s distribution channels are highly regulated by provincial regulation and experience few collectibility problems. However, Canada does have direct sales to retail customers for which an allowance is recorded based upon expected collectibility and historical experience.

In the U.S. segment, our allowance for doubtful accounts and credit risk is insignificant, as the majority of the U.S. segment accounts receivable balance is generated from sales to independent distributors with whom collection occurs through electronic funds transfer. Also, in the United States, we secure substantially all of our product sale credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

Because the majority of CBL sales are directly to retail customers and, because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. Accounts are typically deemed uncollectible based on the sales channel, after becoming either one hundred and twenty days or one hundred eighty days overdue. We record the provision in marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or at the point an account is written off.

We are not able to predict changes in financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method in Europe and Canada and on the last-in, first-out (LIFO) method for substantially all inventories in the United States. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $43.9 million and $42.3 million at December 31, 2006, and December 25, 2005, respectively.

We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates. Assuming current market rates for similar instruments, the fair value of long-term debt exceeds the carrying value by approximately $26.7 million and $53.6 million at December 31, 2006 and December 25, 2005, respectively.

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

Factored Brands

In addition to supplying our own brands, CBL sells other beverage companies’ products to on-premise customers to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes. We refer to this as the “factored brand business.” In the factored brand business, CBL normally purchases factored brand inventory, taking orders from customers for such brands, and invoicing customers for the product and related costs of delivery. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” sales under the factored brands are generally reported on a gross income basis. However, CBL’s relationship with a large on-premise customer changed in 2005, resulting in net reporting of sales and cost of sales as an agent for that customer in our consolidated statement of operations on a prospective basis from the date of change in our contract terms. The change in accounting recognition from gross to net reporting reflects a change in the substance of CBL’s status as transaction agent whereby there has been a transfer of credit risk from CBL to the owner and supplier of the factored brands effective in 2005.

Goodwill and Other Intangible Asset Valuation

We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of goodwill and intangible assets for impairment. See Note 12.

Statement of Cash Flows Data

Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Cash paid for interest	$132.5	$109.9	$57.7
Cash paid for taxes	$38.4	$202.1	$51.9
Receipt of note upon sale of property	$1.7	$—	$46.8
Sale lease-back of computer equipment	$—	$—	$8.9
Issuance of restricted stock, net of forfeitures	$11.3	$9.9	$—
Issuance of performance shares, net of forfeitures	$65.3	$—	$—
Tax benefit from exercise of stock options	$7.4	$6.7	$8.4

Adoption of New Accounting Pronouncements

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” (“SFAS 143”) Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million, minority interest of $1.1 million, and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants contained within our manufacturing properties.

The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 statement of operations. This adjustment represents a depreciation charge and an accretion of liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon the settlement. The net value of the asset retirement obligation liabilities calculated on a pro-forma basis as if the standard had been retrospectively applied to December 25, 2005 and December 26, 2004 were $9,628,580 and $5,926,852, respectively.

SFAS No. 123R “Share-Based Payment”

SFAS 123R was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation cost in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

SFAS 123R requires a determination of excess tax benefits available to absorb related share—based compensation. FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening balance. We have adopted such alternative method provisions to calculate the beginning balance of the excess tax benefits. This adoption did not have any impact on our financial statements.

The effect of adoption of SFAS 123R in 2006 was an additional expense of $6.1 million pretax, $4.4 million after tax, or $0.05 per diluted share. (See Note 14.)

The following table illustrates the pro forma effects for the years ended December 25, 2005, and December 26, 2004, if the Company followed the fair value provisions of SFAS 123R during such periods:

	Year ended
	December 25, 2005	December 26, 2004
	(In thousands, except per share data)
Net income, as reported	$134,944	$196,736
Add: total stock-based compensation expense, net of related tax	14,978	5,573
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax	(65,327)	(21,799)
Pro forma net income	$84,595	$180,510
Net income per share:
Basic—as reported	$1.70	$5.29
Basic—pro forma	$1.07	$4.86
Diluted—as reported	$1.69	$5.19
Diluted—pro forma	$1.06	$4.76

SFAS No. 151 “Inventory Costs”

SFAS 151 is an amendment to ARB No. 43, Chapter 4 that became effective for us in the first quarter of 2006. The standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage requiring immediate recognition in the period they are incurred. The adoption of this standard had no impact on our financial results.

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

FASB Staff Position (FSP) No. FIN 45-3 “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or its Owners”

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

SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS 158 was issued in September 2006 and is effective for our annual fiscal year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. As a result of the adoption of SFAS 158, liabilities related to our defined benefit pension and postretirement plans increased by $245 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $172 million as of December 31, 2006. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS 158 will be recognized in the statement of operations as a component of net periodic pension benefit cost in future periods. Such amount is estimated to be approximately $19.3 million before tax, in 2007.  See Notes 16 and 17 for a detailed discussion regarding the adoption of SFAS 158.

In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for our annual 2008 year end and will not have an impact on the Company’s financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

The impact of adopting SFAS 158 is displayed in the table below:

	As of December 31, 2006
	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
	(In thousands)
Assets
Other intangibles	$16,931	$(16,931)	$—
Other assets	13,645	3,611	17,256
Deferred tax assets	102,069	86,631	188,700
Liabilities
Defined Benefit Pension Plans	—	2,028	2,028
Postretirement Benefit Plans	17,511	6,480	23,991
Accrued expenses and other liabilities	17,511	8,508	26,019
Defined Benefit Pension Plans	232,056	142,632	374,688
Postretirement Benefit Plans	284,165	94,257	378,422
Pension and postretirement benefits	516,221	236,889	753,110
Stockholders' Equity
Accumulated Other Comprehensive Income	(134,735)	(172,086)	(306,821)

SEC Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements)”

The SEC issued SAB 108 in September 2006 and it is effective for our fiscal 2006 year. SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current period balance sheet misstatement that originated in prior periods. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, irrespective of the misstatement’s period(s) of origin. Financial statements would be required to be adjusted when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Our adoption of SAB 108 did not impact the financial statements presented herein.

New Accounting Pronouncements

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”

SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other factors, SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not expect that SFAS 155 will have an impact on our financial statements.

SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”

SFAS 156 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. The new standard, which is an amendment to SFAS 140, will simplify the accounting for servicing assets and liabilities by addressing the recognition and measurement of separately recognized servicing assets and liabilities and providing an approach to simplify efforts to obtain hedge-like accounting. We do not expect that SFAS 156 will have an impact on our financial statements.

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective as of the beginning of our 2007 fiscal year.

We are continuing to evaluate the impact of adopting FIN 48 on our financial statements.  While we have not concluded our analysis, we anticipate that the adoption of FIN 48 will increase tax-related liabilities (or decrease tax-related assets) by a minimum of $40 million and could increase upon adoption. The cumulative effect of applying the new requirement will be reflected as an adjustment to retained earnings in the period of adoption (first reflected in the first quarter of 2007). We expect that the requirements of FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.

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

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued Statement No. 159 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We have not yet determined if we will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on our financial statements.

2.   Molson Merger

Merger Transaction

On February 9, 2005, the Merger was effected through an exchange of stock, in which Molson Inc. shareholders received stock in MCBC according to an exchange ratio, depending upon the type of stock held. Also, Molson Inc. shareholders were permitted to receive a combination of common stock of MCBC and exchangeable shares in a subsidiary of MCBC, Molson Coors Canada, Inc. Canadian resident holders who received exchangeable shares in the Merger defer paying income taxes on the transaction until such time as they exchange the shares for common stock or otherwise dispose of them.

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

Molson Class A non-voting and Class B common shareholders, excluding Pentland Securities (a company controlled by Eric Molson, a related party), also received a special dividend (the “Special Dividend”) of CAD $5.44 per share, or a total of approximately CAD $652 million (USD $523 million) paid by Molson in connection with the Merger to Molson Inc. shareholders of record at the close of business on February 8, 2005. Included in the number of outstanding shares of Molson Inc.’s common stock were approximately 1.4 million shares issued upon the exercise of options to purchase Molson Class A common stock by Molson Inc.’s directors and senior management between January 28, 2005, and February 8, 2005. This resulted in an increase in the Special Dividend of CAD $12 million (USD $10 million) and an increase in Molson Inc.’s outstanding Class A common stock. As discussed below, the Special Dividend was financed through additional debt.

At its January 28, 2005, meeting, in light of the amount of work involved in completing the Merger transaction, the Board of Directors of Molson Inc. authorized additional payments of: CAD $50,000 (USD $39,800) to each of the then outside directors of Molson Inc.; an additional CAD $50,000 (USD $39,800) to the chairs of the Independent Committee and Human Resources Committee; and CAD $845,000 (USD $672,630) in aggregate additional payments to executive officers and certain other employees of Molson Inc. All Merger-related expenses incurred by Molson Inc. prior to the Merger were expensed as incurred.

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

The following unaudited, pro forma information shows the results of our operations for years ended December 25, 2005 and December 26, 2004, as if the Merger had occurred at the beginning of the period. The pro forma results for 2005 include special charges of $169.3 million, consisting of post-Merger charges and Merger-related charges incurred by Molson prior to February 9, 2005. Pro forma results for 2004 include special charges of $12.9 million, including Merger-related Corporate expenses.

	Year ended
	December 25, 2005	December 26, 2004
	(Pro forma)	(Pro forma)
	(In millions, except per share amounts)
Net sales	$5,613.1	$5,869.9
Income from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	$290.3	$575.6
Net income	$93.4	$193.5
Basic net income per share	$1.11	$2.31
Diluted net income per share	$1.10	$2.25

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

Synergies deriving from the Merger have benefited the Canada and U.S. segments, and continue to do so. However, goodwill has been allocated to the U.S. segment based upon projections that the largest portion of synergy cost savings will benefit that segment. Fair value estimates of the U.S. segment done both with and without total synergies expected to benefit the U.S. segment indicate a difference in that fair value of $1.1 billion. Management believes that this amount provides a reasonable basis for allocation of goodwill to the U.S. segment

Intangible assets associated with the Brazil segment on the opening balance sheet date are no longer carried on our balance sheets as a result of the sale of our ownership in Kaiser and were included in the calculation of the loss on the sale of that business. See Note 4.

Merger-related debt

Subsequent to the Merger, we established a $1.0 billion bridge facility which was used to refinance pre-Merger Molson debt, including debt used to finance the Special Dividend and to refinance some of Molson’s other pre-Merger debt. We also established a $1.4 billion, five-year credit facility which was used to refinance a portion of the bridge facility borrowings. We had no borrowings and $163 million outstanding under the credit facility at December 31, 2006 and December 25, 2005, respectively. Subsequent to establishing both of these facilities, the existing bank facilities at both Molson and Coors were terminated. The bridge loan facility was refinanced with proceeds from approximately $1.1 billion of senior notes, which were issued on September 22, 2005.

Merger-related Other

Molson owns a 19.9% common equity interest in the Montréal Canadiens professional hockey club (the Club). On June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson. Subsequent to the transaction, Molson still retains a 19.9% common equity interest in the Club, as well as Board representation on the Club and related entities. We account for our interest in the Club using the equity method. See Note 6 for a discussion of certain MCBC guarantee obligations associated with the investment in the Club.

3.   Segment and Geographic Information

In 2005, we realigned our reporting segments as a result of the Merger. Our reporting segments are driven by geographic regions which is the basis on which our chief operating decision maker evaluates the performance of the business. For comparative purposes, we have also reclassified amounts in 2004 to reflect the new segment reporting format. The Company operates in the reporting segments listed below. Our Brazil segment, which was composed of Kaiser, was sold on January 13, 2006, and is reflected as a discontinued operation.

Canada

The Canada segment consists of our production, marketing and sales of the Molson and Coors Light brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, Brewers Retail, Inc. (BRI) (consolidated under FIN 46R); and our joint venture arrangement (accounted as an equity investment) related to the distribution of beer in the western provinces, Brewers’ Distributor Ltd. (BDL). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club.

We also distribute, market and sell Corona Extra in Ontario, Québec, and the Atlantic provinces under an agreement with Cerveceria Modelo S.A. de C.V. We have an agreement with Heineken N.V. (Netherlands) that grants us the right to import, market and sell Heineken products throughout Canada and with Miller to brew, market and sell several Miller brands, and distribute and sell imported Miller brands. The Canada segment also has an agreement with Carlton and United Breweries Limited, a subsidiary of Foster’s Brewing Group Limited, to brew Foster’s Lager in Canada for sale in Canada and the United States. Lastly, Molson has the right to contract produce Asahi for the United States market.

United States (U.S.)

The U.S. segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, its military bases world-wide, Mexico and the Caribbean; Coors Distributing Company, which consists of Company-owned beer distributorships in Colorado and Idaho; and Rocky Mountain Metal Container (RMMC) and Rocky Mountain Bottle Company (RMBC) joint ventures consolidated under FIN 46R.

Europe

The Europe segment consists of our production, marketing and sales of the CBL brands, principally in the United Kingdom; our joint venture arrangement relating to the production and distribution of Grolsch (consolidated under FIN 46R) in the United Kingdom and Republic of Ireland; our joint venture arrangement for the physical distribution of products throughout Great Britain (Tradeteam) and sales of Molson Coors brands in Asia and other export markets.

Corporate

Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relates to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.

Summarized financial information

No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment sales revenues are insignificant and eliminated in consolidation.

The following tables represent consolidated net sales, consolidated interest expense, consolidated interest income and reconciliations of amounts shown as income (loss) from continuing operations before income taxes and after pre-tax minority interests for each segment, to income (loss) from continuing operations before income taxes and income from continuing operations shown on the consolidated statements of operations:

	Year ended December 31, 2006
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,793,608	$2,619,879	$1,426,337	$5,161	$5,844,985
Interest expense	$—	$—	$—	$(143,070)	$(143,070)
Interest income	$—	$—	$11,687	$4,602	$16,289
Income (loss) from continuing operations before income taxes and after pre-tax minority interests	$478,468	$142,810	$78,008	$(245,098)	$454,188
Minority interests, before taxes	4,799	16,262	5,824	(9,023)	17,862
Income (loss) before income taxes	$483,267	$159,072	$83,832	$(254,121)	$472,050
Income tax expense					(82,405)
Income before minority interests					389,645
Minority interests					(16,089)
Income from continuing operations					$373,556

	Year ended December 25, 2005
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,527,306	$2,474,956	$1,501,299	$3,345	$5,506,906
Interest expense	$—	$—	$—	$(131,106)	$(131,106)
Interest income	$—	$—	$12,978	$4,525	$17,503
Income (loss) from continuing operations before income taxes and after pre-tax minority interests	$346,465	$129,364	$60,751	$(257,477)	$279,103
Minority interests, before taxes	5,093	12,679	5,798	(7,472)	16,098
Income (loss) before income taxes	$351,558	$142,043	$66,549	$(264,949)	$295,201
Income tax expense					(50,264)
Income before minority interests					244,937
Minority interests					(14,491)
Income from continuing operations					$230,446

	Year ended December 26, 2004
	Canada(1)	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$60,693	$2,380,193	$1,864,930	$—	$4,305,816
Interest expense	$—	$—	$—	$(72,441)	$(72,441)
Interest income	$—	$—	$16,024	$3,228	$19,252
Income (loss) from continuing operations before income taxes and after pre-tax minority interests	$61,662	$189,200	$149,483	$(110,437)	$289,908
Minority interests, before taxes	—	13,015	6,854	(1,595)	18,274
Income (loss) before income taxes	$61,662	$202,215	$156,337	$(112,032)	$308,182
Income tax expense					(95,228)
Income before minority interests					212,954
Minority interests					(16,218)
Income from continuing operations					$196,736

(1)          Represents royalty income from Molson Coors Canada in 2004

The following table represents total assets by reporting segment:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Canada	$5,999,733	$5,863,066
United States	2,576,547	2,544,740
Europe	2,868,462	2,713,355
Corporate	149,714	98,712
Discontinued operations	8,957	579,392
Consolidated total assets	$11,603,413	$11,799,265

The following table represents cash flow information by segment:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Depreciation and amortization(1):
Canada	$140,840	$108,031	$—
United States	187,482	172,870	139,917
Europe	108,459	111,802	125,994
Corporate	1,573	111	10
Consolidated depreciation and amortization	$438,354	$392,814	$265,921
Capital expenditures(2):
Canada	$89,452	$120,476	$—
United States	286,613	198,600	105,115
Europe	64,185	86,601	106,379
Corporate	6,126	368	36
Consolidated capital expenditures	$446,376	$406,045	$211,530

(1)           Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)           Capital expenditures include additions to properties and intangible assets, excluding assets acquired in the Merger with Molson.

The following table represents sales by geographic segment:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Net sales to unaffiliated customers(1):
Canada	$1,752,264	$1,525,900	$60,693
United States and its territories	2,612,240	2,467,738	2,384,080
United Kingdom	1,324,489	1,418,407	1,783,985
Other foreign countries	155,992	94,861	77,058
Consolidated net sales	$5,844,985	$5,506,906	$4,305,816

(1)           Net sales attributed to geographic areas is based on the location of the customer.

The following table represents long-lived assets by geographic segment:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Long-lived assets(1):
Canada	$914,403	$906,140
United States and its territories	989,100	900,339
United Kingdom	517,672	498,844
Other foreign countries	309	238
Consolidated long-lived assets	$2,421,484	$2,305,561

(1)           Long-lived assets include net properties and are based on geographic location of the long-lived assets.

4.   Discontinued Operations

On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. (“Kaiser”), to FEMSA Cerveza S.A. de C.V. (“FEMSA”) for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retained a 15% interest in Kaiser throughout most of 2006, which we accounted for under the cost method, and had one seat out of seven on its board. Another brewer held a 17% equity interest in the Kaiser business at the time of this transaction. As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January 2009 and at fair market value thereafter. The value of the put option favorably impacted the calculation of the loss on the sale of Kaiser recorded in the first quarter of 2006. During the fourth quarter of 2006, we exercised the put option on our remaining 15% interest which had a carrying value of $2 million at the time of the sale, and received a cash payment of $15.7 million, including $0.6 million of accrued interest, presented in our consolidated statement of cash flows as an inflow from investing activities. As a result, we have no ownership interest remaining in Kaiser as of December 31, 2006. We sold Kaiser to allow us to focus on our Canada, United States and Europe markets. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA’s purchase of Kaiser (See Note 20). We provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, was $247 million on the date of sale. As of December 31, 2006, we have recorded the fair value of this indemnity liability on the balance sheet at $77.7 million. Our indemnity obligations related to previously purchased tax credits increased by $12.5 million during the fourth quarter as a result of the exercise of the put option. We also provided indemnity related to all other tax, civil and labor contingencies existing at the date of sale. In this regard, however, FEMSA assumed its full share of all contingent liabilities that had been previously recorded and disclosed by us up to a maximum of $68 million. We may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. As of December 31, 2006, we have recorded the fair value of this indemnity liability at $33.3 million. Our indemnity obligations related to tax, civil and labor claims increased by $5.5 million during the fourth quarter as a result of the exercise of the put option. The recognition of and changes in the liabilities associated with the indemnifications impacted the loss on the sale of Brazil and future changes thereto will impact future reported results for discontinued operations. See Note 20 for a more detailed discussion of these items as well as a rollforward of the associated liabilities.

For the periods we had a controlling interest, Kaiser had $57.8 million and $244.7 million of net sales and $2.3 million and $100.5 million of pre-tax losses during the years ended December 31, 2006 and December 25, 2005, respectively. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, since we reported Kaiser’s results one month in arrears. The 2005 period included the period between February 9, 2005 (the date of the Merger) and November 30, 2005, again due to our reporting Kaiser one month in arrears in 2005. The accounting for our interest in Kaiser changed after the reduction in our ownership in January 2006, resulting in accounting for our interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006.

The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 31, 2006	December 25, 2005
	(In thousands)
Loss from operations of Kaiser prior to sale on January 13, 2006	$2,293	$91,826
Loss on sale of 68% of Kaiser	2,797	—
Loss on exercise of put option on remaining 15% interest in Kaiser(1)	4,447	—
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense	2,988	—
Loss from discontinued operations, tax effected	$12,525	$91,826

(1)           The net loss resulted from a gain of $13.6 million, representing the excess of proceeds over the carrying value of the put option and a $18.0 million loss from the increase in indemnity liabilities due to disposition of remaining ownership interest.

Included in current and non-current assets of discontinued operations on the balance sheet are $4.6 million and $4.3 million, respectively, of deferred tax assets associated with these indemnity liabilities. In addition to the indemnity liabilities discussed above, current liabilities of discontinued operations include deferred tax liabilities of $8.9 million.

5.   Variable Interest Entities

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 (FIN 46R) expands the scope of ARB51 and can require consolidation of “variable interest entities (VIEs).” Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. These include Brewers’ Retail Inc. (BRI) (effective with the Merger on February 9, 2005), Rocky Mountain Metal Container (RMMC), Rocky Mountain Bottle Company (RMBC), and Grolsch (U.K.) Limited (Grolsch). Accordingly, we have consolidated these four joint ventures.

Brewers’ Retail Inc.

Brewers’ Retail Inc. (BRI) is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCBC, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At December 31, 2006, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI’s debt and pension liabilities, which were approximately $184 million and $49 million, respectively, at December 31, 2006.

Rocky Mountain Metal Container

RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of operations only includes taxes related to our share of the joint venture income or loss. The Company is the guarantor of approximately $32 million and $36 million of RMMC debt at December 31, 2006, and December 25, 2005, respectively.

Rocky Mountain Bottle Company

RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. (Owens) in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. RMBC is a non-taxable entity. Accordingly, income tax expense in our Consolidated Statements of Operations only includes taxes related to our share of the joint venture income or loss.

Grolsch

Grolsch is a joint venture between CBL and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing arrangement with the joint venture. CBL and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to CBL (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense in our Consolidated Statements of Operations includes taxes related to the entire income of the joint venture.

The following summarizes the assets and results of operations of our consolidated joint ventures (including minority interests):

	For the years ended
	December 31, 2006			December 25, 2005			December 26, 2004
	Total Assets(1)	Revenues (2)	Pre-tax income	Total Assets(1)	Revenues (2)	Pre-tax income	Total Assets(1)	Revenues (2)	Pre-tax income
	(In thousands)
BRI	$332,613	$263,570	$136	$324,160	$180,562	$—	$—	$—	$—
RMMC	$66,427	$245,371	$12,346	$54,411	$219,365	$8,925	$58,737	$209,594	$5,156
RMBC	$36,592	$96,009	$19,056	$42,756	$90,855	$15,438	$43,441	$84,343	$19,507
Grolsch	$39,219	$79,007	$11,531	$30,724	$76,045	$12,083	$33,407	$100,657	$13,495

(1)           Excludes receivables from the Company.

(2)           Substantially all such sales are made to the Company (except for BRI), and as such, are eliminated in consolidation.

Trigen

In 1995, we sold a power plant located at the Golden, Colorado brewery to Trigen-Nations Colorado LLLP, including nearly all the fixed assets necessary to produce energy for the brewery operations. All output from the power plant is sold to CBC at rates consisting of fixed and variable components. We have no investment in Trigen but, due to the nature of our relationship with Trigen, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review financial information for the activity that occurs at the power plant. As a result, after exhaustive efforts, we were unable to conclude as to whether the activity which occurs at the power plant is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R. We incurred net expenses of $41.3 million, $35.3 million and $30.9 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively, under our agreement with Trigen.

6.   Other Income (Expense), net

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Gains (losses) on disposals of non-operating long-lived assets	$17,714	$(2,665)	$11,601
Equity in income (losses) of unconsolidated affiliates, net	3,911	(9,429)	(5,340)
(Losses) gains from foreign exchange and derivatives	(2,555)	3,454	775
Royalty (expense) income, net	(16)	(96)	9,246
Asset impairments	—	(1,259)	—
Losses on non-operating leases	(1,898)	(4,718)	—
Other, net	580	1,468	(3,336)
Other income (expense), net	$17,736	$(13,245)	$12,946

Montréal Canadiens Preferred Equity Holdings Sale

During the third quarter of 2006, entities which control and own a majority of the Montréal Canadiens hockey club (the Club) purchased the preferred equity holdings in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club’s debt financing and as a result our financial risk profile improved. We have re-evaluated our risk related to all guarantees that the Company continues to provide, specifically under the NHL Consent Agreement and the Bell Centre land lease guarantees, which resulted in an approximate $9.0 million income benefit in the third quarter 2006 associated with the reduction in the value attributable to such guarantee liabilities. Total proceeds coincident with the sale of preferred equity holdings of the Club were CAD $41.6 million (USD $36.5 million). The preferred equity holdings at the time of sale had a carrying value of $35.6 million, excluding guarantees. Molson continues to retain a 19.9% common equity interest in the Club as well as Board representation. We will continue to apply the equity method of accounting to our investment in the Club.

Sale of Real Estate to Cabela’s

On December 23, 2004, we sold 80 acres of land at our Golden brewery site to Cabela’s, upon which they intend to build a retail sporting goods store. A gain of $3.2 million is included in other income in 2004. The contract also calls for Cabela’s to reimburse CBC for costs we will incur to reclaim a former gravel pit.

In 2005, we recognized an additional $2.1 million gain, before reclamation expense of approximately $1.0 million, as we received reimbursement from Cabela’s for the amounts exceeding the pre-existing reclamation liability. All reclamation activities at this site have been completed.

South Table Mountain Land Sale

On December 12, 2004, we sold real estate on South Table Mountain, adjacent to the Golden brewery, to Jefferson County of Colorado. The property will be preserved as public open space. We received $9.9 million in cash, and recorded an $8.2 million gain that is included in other income for the year ended December 26, 2004.

7.   Income Taxes

The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Domestic	$(50,543)	$(49,369)	$154,305
Foreign	522,593	344,570	153,877
Total	$472,050	$295,201	$308,182

Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Current:
Federal	$24,503	$33,017	$54,029
State	(331)	1,963	8,176
Foreign	56,865	38,333	26,808
Total current tax expense	81,037	73,313	89,013
Deferred:
Federal	(7,581)	(77,159)	11,423
State	(2,987)	(3,965)	2,502
Foreign	11,936	58,075	(7,710)
Total deferred tax expense	1,368	(23,049)	6,215
Total income tax expense from continuing operations	$82,405	$50,264	$95,228

Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	(0.3)%	0.4%	2.2%
Effect of foreign tax rates	(7.8)%	(7.8)%	(6.5)%
Effect of foreign tax rate changes	(14.5)%	—	—
Effect of treating all past foreign subsidiary earnings as permanently reinvested	—	(11.8)%	—
Other, net	5.1%	1.2%	0.2%
Effective tax rate	17.5%	17.0%	30.9%

Our deferred taxes are composed of the following:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Current deferred tax assets:
Compensation related obligations	$12,193	$12,453
Postretirement benefits	—	4,768
Accrued liabilities and other	33,760	40,516
Valuation allowance	(85)	(200)
Total current deferred tax assets	45,868	57,537
Current deferred tax liabilities:
Partnership investments	135,997	130,075
Other	19,723	13,819
Total current deferred tax liabilities	155,720	143,894
Net current deferred tax assets(1)	$—	$—
Net current deferred tax liabilities(1)	$109,852	$86,357
Non-current deferred tax assets:
Compensation related obligations	$89,635	$70,076
Postretirement benefits	53,360	50,799
Foreign exchange losses	104,409	62,362
Deferred foreign tax credits	—	3,342
Tax loss carryforwards	39,848	82,004
Accrued liabilities and other	171,368	224,576
Valuation allowance	(18,722)	(18,553)
Total non-current deferred tax assets	439,898	474,606
Non-current deferred tax liabilities:
Fixed assets	226,844	264,143
Partnership investments	16,243	21,123
Intangibles	654,370	711,247
Hedging	5,074	—
Other	13,018	22,608
Total non-current deferred tax liabilities	915,549	1,019,121
Net non-current deferred tax asset(1)	$—	$—
Net non-current deferred tax liability(1)	$475,651	$544,515

(1)          Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Domestic net current deferred tax assets	$6,477	$20,127
Foreign net current deferred tax liabilities	116,329	106,484
Net current deferred tax liabilities	$109,852	$86,357
Domestic net non-current deferred tax assets	$131,349	$61,611
Foreign net non-current deferred tax liabilities	607,000	606,126
Net non-current deferred tax liabilities	$475,651	$544,515

Our full year effective tax rate was 17.5% in 2006 and 17.0% in 2005. Our 2006 effective tax rate was significantly lower than the federal statutory rate of 35% primarily due to the following: lower income tax rates applicable to our Canadian and U.K. businesses; and one time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates. Our 2005 effective tax rate was lower than the federal statutory rate of 35% primarily due to lower income tax rates applicable to our Canadian and U.K. businesses and a one time benefit resulting from the reversal of a previously recognized deferred tax liability due to our election to treat our portion of all foreign subsidiary earnings through December 25, 2005, as permanently reinvested under the accounting guidance of APB 23 “Accounting for Income Taxes—Special Areas”(APB 23) and SFAS 109 “Accounting for Income Taxes”(SFAS 109).

The Company has U.S. federal and state net operating losses. The tax effect of these attributes is $2.7 million at December 31, 2006, and $2.6 million at December 25, 2005. The Company believes that a portion of the deferred tax asset attributable to these loss carryforwards will, more likely than not, not be realized and has established a valuation allowance in the amount of $1.3 million and zero at December 31, 2006, and December 25, 2005, respectively. The change in valuation allowance from December 25, 2005, to December 31, 2006, is attributable to anticipated changes in state tax apportionment due to shutting down our Memphis brewing facility and other changes in our U.S. operations. In addition, the Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $25 million at December 31, 2006, and $69.6 million at December 25, 2005. The Canadian capital loss carryforwards do not have a limit in time to be used and the Canadian net operating loss carryforwards will expire in 2013 through 2015. The Company believes that a portion of the deferred tax asset attributable to the Canadian loss carryforwards will, more likely than not, not be realized and has established a valuation allowance in the amount of $5.3 million and $6.2 million at December 31, 2006 and December 25, 2005, respectively. In addition, the Company has U.K. capital loss carryforwards. The tax effect of these attributes was $12.2 million at December 31, 2006, and $12.4 million at December 25, 2005. The U.K. capital loss carryforwards do not have a limit in time to be used; however, the Company believes that the deferred tax asset associated with these U.K. loss carryforwards will, more likely than not, not be realized and has established a valuation allowance for the full amount, $12.2 million and $12.4 million at December 31, 2006 and December 25, 2005, respectively. The change in amounts from December 25, 2005, to December 31, 2006, is attributable to changes in the foreign exchange rate.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. See Note 1 for discussion regarding future adoption of FIN 48.

We have elected to treat our portion of all foreign subsidiary earnings through December 31, 2006 as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. As of December 31, 2006, approximately $1.0 billion of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company’s intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

On February 21, 2007, the Canadian government enacted a tax technical correction bill that will result in an income tax benefit of approximately $90 million in the first quarter of 2007. The tax technical correction bill allows the Company to release a current tax liability that was established in Molson’s opening balance sheet at the time of the Merger. The release of this tax liability results in a one-time, non-cash income tax benefit to the income statement and will be accounted for discretely in the first quarter of 2007.

8.   Special Items, net

Largely in connection with the Merger and our related synergy goals, we have incurred charges or gains that are not indicative of our normal, recurring operations. As such, we have separately classified these charges as special operating items.

Summary of Special Items

The table below details special items recorded in the previous three years, by program.

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(in thousands)
Canada—Restructuring charge	$—	$5,161	$—
U.S.—Memphis brewery accelerated depreciation	60,463	36,471	—
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	12,517	6,610	—
U.S.—Memphis brewery pension withdrawal cost	3,080	25,000	—
U.S.—Insurance recovery—environmental	(2,408)	—	—
Europe—Gains on disposals of long-lived assets	—	(2,980)	(7,522)
Europe—Restructuring charge	13,042	14,332	—
Europe—Pension curtailment gain	(5,261)	—	—
Europe—Other exit costs	1,253	2,489	—
Corporate—(Gain) loss on change in control to Coors executives	(5,282)	38,802	—
Corporate—Other severance costs for Molson executives	—	14,555	—
Corporate—Other costs	—	4,952	—
Total special items	$77,404	$145,392	$(7,522)

Canada Segment

The Canada segment restructured its sales and marketing organizations in the fourth quarter of 2005, and recorded $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs. The restructuring efforts impacted 46 employees.

The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 26, 2004	$—
Charges incurred	4,443
Payments made	(580)
Other adjustments	(13)
Balance at December 25, 2005	$3,850
Charges incurred	—
Payments made	(3,209)
Other adjustments	(33)
Balance at December 31, 2006	$608

U.S. Segment

The U.S. segment recognized $73.7 million and $68.1 million of net special items in 2006 and 2005, respectively, primarily in connection with the closure of our Memphis facility. In 2006, $60.5 million of these items related to accelerated depreciation and impairments of fixed assets, $3.1 million related to our cost to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $12.5 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis plant was closed and sold during the third quarter of 2006 (see below). U.S. segment special items in 2006 were partially offset by the benefit of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. The cash received did not impact our estimated environmental liability associated with this site.

In 2005, $36.5 million of these charges related to accelerated depreciation, $25.0 million was expensed as the initial estimate of the cost required to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $6.6 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. Charges for accelerated depreciation are larger in 2006 than in 2005 due to 1) reductions in salvage value estimates of the Memphis brewery, and 2) acceleration of the plant’s closing date. Retention and severance costs for the Memphis employees were expensed over the service period during which such benefits were earned by the employees.

The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 26, 2004	$—	$—	$—
Charges incurred	29,475	1,800	31,275
Payments made	(1,875)	(1,800)	(3,675)
Balance at December 25, 2005	$27,600	$—	$27,600
Charges incurred	9,763	4,614	14,377
Payments made	(9,718)	(4,173)	(13,891)
Balance at December 31, 2006	$27,645	$441	$28,086

The liability for severance and other employee-related costs includes a $27.6 million estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our Memphis location and is expected to be paid by September 2007. All production from the Memphis location was relocated to a different Company-owned facility or outsourced. The Memphis brewery was sold in September 2006 to an investment group led by a former employee. The Memphis brewery assets were depreciated to a value that approximated the sale price; therefore, the loss from the final disposition of the assets and liabilities associated with Memphis was insignificant. We entered into a distribution agreement with the new Memphis brewery owners. Management believes that the terms of the sale of the Memphis plant and the new three-year distribution agreement are market reflective arms-length.

Europe Segment

The Europe segment recognized $9.0 million and $13.8 million of net special items in 2006 and 2005, respectively. The 2006 net items comprised of $13.0 million of employee termination costs associated with the U.K. supply chain and back office restructuring efforts and $1.3 million of costs associated with the exiting the Russia market, partially offset by a $5.3 million pension curtailment gain. The pension curtailment resulted from changes in the plan and reductions in headcount from restructuring efforts and is discussed in Note 16. The 2005 special items reflect $14.3 million of employee termination costs and asset impairment charges of $2.5 million, partly offset by $3.0 million of income associated with long-lived assets, consisting of gains on sales of assets and a one-time development profit on the sale of real estate formerly held by the company.

The supply chain and back office restructuring efforts impacted approximately 250 and 120 employees respectively. Pursuant to the restructuring plan, during the year, 263 employees terminated employment under the plan. The remaining supply chain terminations are expected through 2008. Charges for employee termination costs have, in some cases, been recognized over the course of the employees’ remaining service period if there was a significant period of time between initial notification and termination of employment.

The following summarizes the activity in the Europe segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
		(In thousands)
Balance at December 26, 2004	$—	$—	$—
Charges incurred	14,120	185	14,305
Payments made	(3,367)	(185)	(3,552)
Other adjustments	282	—	282
Balance at December 25, 2005	$11,035	$—	$11,035
Charges incurred	13,403	456	13,859
Payments made	(21,450)	(487)	(21,937)
Other adjustments	1,028	31	1,059
Balance at December 31, 2006	$4,016	$—	$4,016

Corporate Costs

The Corporate segment recognized a special benefit of $5.3 million and special charges of $58.3 million in 2006 and 2005, respectively. The entire 2006 benefit was associated with the exercise price floor on stock options and excise taxes to be paid for departed officers. The 2005 charges were associated with 1) $31.8 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights, 2) $6.9 million were a result of providing an exercise price floor on stock options, including additional payroll related taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement associated with these potential awards, 3) $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and 4) $5.0 million of merger-related costs that did not qualify for capitalization under purchase accounting.

Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors (referred to above). The Merger, which occurred on February 9, 2005, constituted a change in control of Coors under these agreements. These employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated officers, stock option exercises are subject to a floor market price equal to the price of Coors’ stock on the date of the change of control ($73.50). This potential cash award is recorded as a liability and is marked to market each period with the change in MCBC’s stock price, up to the price at the date of the Merger and has a five year term from February 2005 to February 2010. When the price of the Company’s stock rises to the option floor, it results in a reduction of this liability. To the extent the Company’s stock price falls below the Merger price, additional charges are necessary. We recorded zero and $5.9 million liability as of December 31, 2006 and December 25, 2005, respectively, related to stock option floor. The cost or benefit associated with the stock option exercise price floor is included in the statement of cash flows as share-based compensation as a non-cash increase or decrease to net income in determining cash flows from operating activities.

9.   Stockholders’ Equity

Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in thousands)
Balances at December 28, 2003	1,260	35,154	—	—
Shares issued under equity compensation plans	—	1,238	—	—
Balances at December 26, 2004	1,260	36,392	—	—
Shares issued under equity compensation plans	—	1,214	—	—
Shares issued in the Merger with Molson, Inc.	67	12,125	2,437	32,160
Shares exchanged for common stock	18	12,021	(510)	(11,529)
Balances at December 25, 2005	1,345	61,752	1,927	20,631
Shares issued under equity compensation plans	—	1,371
Shares exchanged for common stock	(8)	3,485	(270)	(3,209)
Balances at December 31, 2006	1,337	66,608	1,657	17,422

Preferred Stock

At December 31, 2006 and December 25, 2005, 25 million shares of no par value preferred stock were authorized but unissued.

Class A and Class B Common Stock

Dividend Rights

Subject to the rights of the holders of any series of preferred stock, stockholders of Molson Coors Class A common stock (Class A common stock) are entitled to receive, from legally available funds, dividends when and as declared by the board of directors of Molson Coors, except that so long as any shares of Molson Coors Class B common stock (Class B Common Stock) are outstanding, no dividend will be declared or paid on the Class A common stock unless at the same time a dividend in an amount per share (or number per share, in the case of a dividend paid in the form of shares) equal to the dividend declared or paid on the Class A common stock is declared or paid on the Class B common stock.

Voting Rights

Except in limited circumstances, including the right of the holders of the Class B common stock and special Class B voting stock voting together as a single class to elect three directors to the Molson Coors board of directors, the right to vote for all purposes is vested exclusively in the holders of the Class A common stock and special Class A voting stock, voting together as a single class. The holders of Class A common stock are entitled to one vote for each share held, without the right to cumulate votes for the election of directors.

An affirmative vote is required of a majority of the votes entitled to be cast by the holders of the Class A common stock and special Class A voting stock (through which holders of Class A exchangeable shares vote), voting together as a single class, prior to the taking of certain actions, including:

•       the issuance of any shares of Class A common stock or securities convertible into Class A common stock (other than upon the conversion of Class B common stock under circumstances provided in the certificate of incorporation or the exchange or redemption of Class A exchangeable shares in accordance with the terms of those exchangeable shares) or securities (other than Class B common stock) convertible into or exercisable for Class A common stock;

•       the issuance of shares of Class B common stock (other than upon the conversion of Class A common stock under circumstances provided in the certificate of incorporation or the exchange or redemption of Class B exchangeable shares in accordance with the terms of those exchangeable shares) or securities (other than Class A common stock) that are convertible into or exercisable for Class B common stock, if the number of shares to be issued is equal to or greater than 20% of the number of outstanding shares of Class B common stock;

•       the issuance of any preferred stock having voting rights other than those expressly required by Delaware law;

•       the sale, transfer or other disposition of any capital stock (or securities convertible into or exchangeable for capital stock) of subsidiaries;

•       the sale, transfer or other disposition of all or substantially all of the assets of the Company; and

•       any decrease in the number of members of the Molson Coors board of directors to a number below 15.

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

The Molson Coors certificate of incorporation provides the holders of Class B common stock and special Class B voting stock (through which holders of Class B exchangeable shares vote), voting together as a single class, the right to elect three directors to the Molson Coors board of directors. In addition, the holders of Class B common stock and special Class B voting stock, voting together as a single class, have the right to vote on specified transactional actions. Except in the limited circumstances provided in the certificate of incorporation, the right to vote for all other purposes is vested exclusively in the holders of the Class A common stock and special Class A voting stock, voting together as a single class. The holders of Class B common stock are entitled to one vote for each share held with respect to each matter on which holders of the Class B common stock are entitled to vote, without the right to cumulate votes for the election of directors.

Rights Upon Dissolution or Wind Up

If Molson Coors liquidates, dissolves or winds up its affairs, the holders of Class A common stock, together with the holders of the Class B common stock, would be entitled to receive, after Molson Coors’ creditors have been paid and the holders of any then outstanding series of preferred stock have received their liquidation preferences, all of the remaining assets of Molson Coors in proportion to their share holdings. Holders of Class A and Class B common stock would not have pre-emptive rights to acquire any securities of Molson Coors. The outstanding shares of Class A and Class B common stock would be fully paid and non-assessable.

Conversion Rights

The Molson Coors certificate of incorporation provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time.

Exchangeable Shares

The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. (MCCI) a wholly-owned subsidiary. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder in the Merger would have received if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.

The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for corresponding shares of Molson Coors common stock.

Holders of exchangeable shares are entitled to receive, subject to applicable law, dividends as follows:

•       in the case of a cash dividend declared on a corresponding share of Molson Coors common stock, an amount in cash for each exchangeable share corresponding to the cash dividend declared on each corresponding share of Molson Coors common stock in USD or in an equivalent amount in CAD;

•       in the case of a stock dividend declared on a corresponding share of Molson Coors common stock to be paid in shares of Molson Coors common stock, in the number of exchangeable shares of the relevant class for each exchangeable share that is equal to the number of shares of corresponding Molson Coors common stock to be paid on each corresponding share of Molson Coors common stock; or

•       in the case of a dividend declared on a corresponding share of Molson Coors common stock in any other type of property, in the type and amount of property as is economically equivalent as determined by MCCI’s board of directors to the type and amount of property to be paid on each corresponding share of Molson Coors common stock.

The declaration dates, record dates and payment dates for dividends on the exchangeable shares are the same as the relevant dates for the dividends on the shares of corresponding Molson Coors common stock.

10.   Earnings Per Share

Basic and diluted net income per common share was arrived at using the calculations outlined below:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands, except per share amounts)
Net income	$361,031	$134,944	$196,736
Weighted average shares for basic EPS	86,083	79,403	37,159
Effect of dilutive securities:
Stock options granted to employees	509	497	629
Unvested restricted stock	64	136	20
Contingently issuable shares	—	—	101
Weighted average shares for diluted EPS	86,656	80,036	37,909
Basic income (loss) per share:
From continuing operations	$4.34	$2.90	$5.29
From discontinued operations	(0.15)	(1.16)	—
Cumulative effect of the change in accounting principle	—	(0.04)	—
Basic income per share	$4.19	$1.70	$5.29
Diluted income (loss) per share:
From continuing operations	$4.31	$2.88	$5.19
From discontinued operations	(0.14)	(1.15)	—
Cumulative effect of the change in accounting principle	—	(0.04)	—
Diluted income per share	$4.17	$1.69	$5.19
Dividends per share	$1.28	$1.28	$0.82

Our calculation of weighted average shares includes all four classes of our outstanding stock: Class A and Class B Common, and Class A and Class B Exchangeable. Exchangeable shares are the equivalent of common shares, by class, in all respects. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Class A shareholders receive dividends only to the extent dividends are declared and paid to Class B shareholders. See Note 9 for further discussion of the features of Class A and B Common shares and Class A and B Exchangeable shares.

Anti-dilutive securities totaling 4.1 million, 4.0 million and 1.2 million in 2006, 2005 and 2004, respectively, were not included in our calculation due to the fact that the stock options’ exercise prices were greater than the average market price of the common shares or were anti-dilutive due to the impact of unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. The assumed proceeds calculation in the treasury stock method required us to determine windfall tax benefits. We calculated this amount by multiplying in-the-money options outstanding by a dollar amount derived by calculating the current average market price less the grant price less the Black-Scholes fair value amount. This product was multiplied by the appropriate tax rate.

Outstanding performance stock awards, totaling 1,030,338 on December 31, 2006, were also excluded from dilutive shares in accordance with SFAS 128, “Earnings per Share.”, as all necessary conditions required to be satisfied (outlined in Note 14) had not been met as of the year ended December 31, 2006. There were no performance awards issued or outstanding prior to 2006.

11.   Properties

The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Land and improvements	$208,717	$207,454
Buildings and improvements	969,405	967,584
Machinery and equipment	2,849,074	2,984,460
Furniture and fixtures	612,876	539,840
Natural resource properties	6,012	3,608
Construction in progress	390,400	266,460
Total properties cost	5,036,484	4,969,406
Less accumulated depreciation and amortization	(2,615,000)	(2,663,845)
Net properties	$2,421,484	$2,305,561

Land, buildings and machinery and equipment are stated at cost. Depreciation is calculated principally on the straight-line method over the following estimated useful lives: buildings and improvements, 10 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 3 to 10 years.

Depreciation expense was $363.0 million, $326.4 million and $240.8 million for fiscal years 2006, 2005 and 2004, respectively. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method or estimated useful life, whichever is shorter over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

We capitalize certain software development costs that meet established criteria, in accordance with Statement of Position, “Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use,” (SOP 98-1). Capitalized software development costs are presented in machinery and equipment, furniture and fixtures and construction in progress. We amortize software costs over 3-5 years. Software development costs not meeting the criteria in SOP 98-1, including system reengineering, are expensed as incurred. Capitalized software added in 2006 and 2005 was insignificant.

CBL owns and maintains the dispensing equipment in on-premise retail outlets. Dispensing equipment that moves the beer from the keg in the cellar to the glass is capitalized at cost upon installation and depreciated on a straight-line basis over lives of up to 7 years, depending on the nature and usage of the equipment. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

12.   Goodwill and Intangible Assets

The following tables present details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful life	Gross	Accumulated amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$288,681	$(94,465)	$194,216
Distribution rights	2 - 14	334,342	(104,595)	229,747
Patents and technology and distribution channels	3 - 10	32,289	(17,754)	14,535
Other	5 - 34	11,737	(5,053)	6,684
Intangible assets not subject to amortization:
Brands	Indefinite	3,054,144	—	3,054,144
Distribution networks	Indefinite	867,672	—	867,672
Other	Indefinite	28,296	—	28,296
Total		$4,617,161	$(221,867)	$4,395,294

The following tables present details of our intangible assets, other than goodwill, as of December 25, 2005:

	Useful life	Gross	Accumulated amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$275,490	$(64,533)	$210,957
Distribution rights	2 - 14	329,388	(54,208)	275,180
Patents and technology and distribution channels	3 - 10	28,572	(13,262)	15,310
Other	5 - 34	14,218	(9,275)	4,943
Intangible assets not subject to amortization:
Brands	Indefinite	3,004,576	—	3,004,576
Pension	N/A	16,025	—	16,025
Distribution networks	Indefinite	867,840	—	867,840
Other	Indefinite	28,493		28,493
Total		$4,564,602	$(141,278)	$4,423,324

Certain distribution rights intangibles subject to amortization are based upon licensing agreements with other brewers for the production and/or distribution of their products. We received notification from the Foster’s Group (Foster’s) during the fourth quarter 2006 that they intend to terminate our U.S. production agreement in this respect, effective in the fourth quarter of 2007. A termination of this contract could result in an impairment of a significant portion of our distribution right intangible associated with the Foster’s business, which has a carrying value of approximately $25 million at December 31, 2006. We contend that termination notice is ineffective. Miller Brewing Company (Miller) has sued us to invalidate our brewing and distribution license agreement. We are contesting their claim, and currently are in discussions with Miller regarding a resolution of this dispute, However, there can be no assurances that we will arrive at such a resolution. A termination or renegotiation of this agreement could result in an impairment of our distribution right intangible associated with the Miller brand, which has a carrying value of $112.0 million at December 31, 2006. During the fourth quarter of 2006, we renegotiated the terms of licensing agreements with the owners of the Corona and Heineken brands for the Canada market.

Based on foreign exchange rates as of December 31, 2006, the estimated future amortization expense of intangible assets is as follows:

Amount
Fiscal Year	(In thousands)
2007	$74,075
2008	$74,075
2009	$67,987
2010	$51,520
2011	$49,298

The following summarizes the change in goodwill:

	For the years ended
	December 31, 2006	December 25, 2005
	(In thousands)
Balance at beginning of year	$2,871,320	$890,821
Merger with Molson Inc.	(23,395)	1,837,600
Acquisition of Creemore Springs	—	4,538
Adjustment to deferred taxes in CBL Acquisition	—	142,000
Reclassification from investments in joint ventures	—	64,887
Reclassification to non-current assets from discontinued operations	—	(95,400)
Impact of currency exchange	120,751	26,874
Balance at end of year	$2,968,676	$2,871,320

Amortization expense of intangible assets was $75.4 million, $66.4 million and $25.1 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

As of December 31, 2006, goodwill was allocated between our reportable segments as follows:

Amount
Segment	(In thousands)
Canada	$724,196
United States	1,350,571
Europe	893,909
Consolidated	$2,968,676

As discussed in Note 2, we allocated $1.8 billion to goodwill as a result of the Merger. Of that amount, $1.1 billion has been allocated to the U.S. segment based upon projections that a large portion of synergy cost savings will benefit that business unit with the remainder included in the Canada segment. In addition, $159.3 million of goodwill associated with the 2002 acquisition of CBL has been allocated to the U.S. segment, also based on expected synergy savings at the time of the acquisition.

SFAS 142 stipulates that we are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing of goodwill and other intangible assets under SFAS 142 during the third quarter of 2006 and determined that there were no impairments of goodwill or indefinite-lived intangible assets.

13.   Debt and Credit Arrangements

Our total long-term borrowings as of December 31, 2006, and December 25, 2005, were composed of the following:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Short-term borrowings(1)	$432	$14,001
Senior notes
USD $850 million(2)	$847,705	$849,898
USD $300 million(3)	300,000	300,000
CAD $900 million(3)	770,254	770,326
Commercial paper(4)	—	167,378
Credit facility(5)	—	162,713
Other notes payable(6)	215,895	220,454
Total long-term debt (including current portion)	2,133,854	2,470,769
Less: current portion of long-term debt	(4,009)	(334,101)
Total long-term debt	$2,129,845	$2,136,668

(1)           Our short-term borrowings consist of various uncommitted lines of credit, short-term bank loans and overdraft facilities as summarized below:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
USD lines of credit Three lines totaling $70 million Interest rates at 5.88%	$—	$—
Canadian bank overdraft facilities Two lines totaling CAD $30 million ($26 million) Interest rates at 8.25% U.S. Prime and 6.00% Canadian Prime	180	—
British Pound lines of credit and bank overdraft facility Three lines totaling GBP £30 million ($59 million) Interest rates at 5.85%	59	14,001
Japanese Yen lines of credit Two lines totaling JPY 1.1 billion ($9 million) Interest rates at <1.00%	193	—
Total short-term borrowings	$432	$14,001

(2)          On May 7, 2002 Coors Brewing Company (CBC) completed a private placement of $850 million principal amount of 6 3/8% senior notes, due 2012, with interest payable semi-annually.  The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity.  The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make-whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed.  Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million.  The notes were subsequently exchanged for publicly registered notes with the same terms.  The notes are guaranteed by Molson Coors Brewing Company, all of its significant U.S. subsidiaries and Molson

Coors Capital Finance ULC.  The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at December 31, 2006.

(3)          On September 22, 2005, Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity and wholly owned subsidiary of the Company issued 10-year and 5-year private placement debt securities totaling CAD $900 million in Canada and USD $300 million in the United States.  The Canadian bonds bear interest at 5.0% and the U.S. bonds bear interest at 4.85%.  Both offerings are guaranteed by Molson Coors Brewing Company and all of its significant U.S. subsidiaries.  The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which the Company was in compliance with at December 31, 2006.  The securities pay interest semi-annually on March 22 and September 22.  The private placement securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue.  All the proceeds from these transactions were used to repay outstanding amounts on the Company's $1.3 billion bridge facility that was outstanding at the time of issuance, a facility which was terminated at the time of repayment.  Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million.  The notes were subsequently exchanged for publicly registered notes with the same terms.

(4)          We maintain a $500 million commercial paper program and as of December 31, 2006 there were no outstanding borrowings under this program.  As of December 31, 2006, there were no outstanding borrowings on our total $750 million unsecured committed credit arrangement.  The facility is used as a backstop for our commercial paper program [see (5) below].  This line of credit has a five-year term expiring 2011.

(5)          In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility.  Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization.  In August 2006, the amount of the credit line was reduced to $750 million and the expiration date was extended to August 2011.  At December 31, 2006, there were no borrowings outstanding against the facility.

(6)          Other notes payable consist of the following:

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Note payable issued by
RMMC joint venture
Interest rate at 7.2%
Maturity in December 2013	$31,818	$36,363
Notes payable issued by
BRI joint venture, denominated in CAD
Interest rate at 7.5%
Maturity in June 2011	184,077	184,091
Total other notes payable	$215,895	$220,454

The aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In thousands)
2007	$4,441
2008	4,010
2009	4,010
2010	304,010
2011	188,087
Thereafter	1,629,728
Total	$2,134,286

Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 31, 2006, we were in compliance with all of these restrictions.

Interest

Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Interest incurred	$156,793	$137,601	$74,341
Interest capitalized	(13,723)	(6,495)	(1,900)
Interest expensed	$143,070	$131,106	$72,441

14.   Share-Based Payments—Stock Option, Restricted Stock and Other Stock Awards

In the first quarter of 2006, we adopted the Financial Accounting Standards Board Statement No. 123, “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

SFAS 123R requires a determination of excess tax benefits available to absorb related share—based compensation. FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening excess tax benefits balance. We have adopted such alternative method provisions to calculate the beginning balance of the excess tax benefit in the financial statements ended December 31, 2006. Under the new standard, excess income tax benefits, if any, from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows. This adoption did not have any impact on our financial statements.

At December 31, 2006, we had three stock-based compensation plans.

The 1990 Equity Incentive Plan

The 1990 Equity Incentive Plan (EI Plan) generally provides for two types of grants: stock options and restricted stock awards for our employees. The stock options have a term of 10 years and one-third of the stock option vests in each of the three successive years after the date of grant. There were no awards granted under the Company’s EI Plan in 2006, and we are not expecting to grant any new awards under this plan.

Equity Compensation Plan for Non-Employee Directors

The Equity Compensation Plan for Non-Employee Directors (EC Plan) provides for awards of the Company’s Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director’s annual term. The compensation cost associated with the EC plan is amortized over the directors’ term. There were no awards granted under the Company’s EC Plan in 2006, and we are not expecting to grant any new awards under this plan.

Molson Coors Brewing Company Incentive Compensation Plan

During 2006, we issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan (MCBC IC Plan): stock options, restricted stock units, deferred stock units, performance shares, and limited stock appreciation rights.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years.

Restricted stock unit awards are issued at the market value equal to the price of our stock at the date of the grant and vest over the period of three years. In 2006, we granted 182,110 of restricted stock units with the weighted-average market value of $68.69 each.

Deferred stock units awards, under the Directors’ Stock Plan pursuant to the MCBC IC Plan, are elected by the non-employee directors of Molson Coors Brewing Company by enabling them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day’s price on the date of the grant and generally vest over the annual service period. We granted 2,981 deferred stock units with the weighted—average market value of $72.40 each.

Performance share awards are earned over the estimated expected term to achieve projected financial targets established at the time of the grant. Currently, these financial targets are expected to be achieved by the end of our fiscal year 2009 at which point these shares will fully vest. This estimate is subject to future revisions based on the performance levels of the Company. Performance shares are granted at the market value of our stock at the date of the grant and have a term of five years. In 2006, 1,073,838 shares were granted under this plan at the weighted-average market value of $69.10 per share.

On March 21, 2006, the Company issued 150,000 limited stock appreciation rights to one of its key executives. These limited stock appreciation rights entitle the executive to receive shares of the Company’s stock with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed $77.20, and the trading price on the date of the grant, or $70.01 per share. The award cannot be exercised before May 2, 2007, and will fully vest on May 2, 2008. The fair value of this award of $2.15 per limited stock appreciation right as of the date of grant was determined using the Black-Scholes option-pricing model. The total fair value of $0.3 million, at March 21, 2006, will be recognized in the statement of operations on a straight-line basis over 2.1 years, the remaining $0.2 million will vest in approximately 1.3 years. The option pricing model includes certain assumptions and estimates. For the assumptions and estimates management used for this award, see the table in the stock option section below.

As of December 31, 2006, there were 1,631,975 shares of the Company’s stock available for the issuance of the stock options, restricted stock units, director stock units, performance shares, and limited stock appreciation rights awards under the Molson Coors Brewing Company Incentive Compensation Plan.

The following table summarizes components of the equity-based compensation recorded as expense:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Stock options and limited stock appreciation rights:
Pre-tax compensation expense	$478	$11,726	$—
Tax expense (benefit)	376	(1,997)	—
After-tax compensation expense	$854	$9,729	$—
Restricted stock units and deferred stock units:
Pre-tax compensation expense	$6,673	$6,327	$8,065
Tax (benefit)	(2,144)	(1,078)	(2,492)
After-tax compensation expense	$4,529	$5,249	$5,573
Performance shares:
Pre-tax compensation expense	$14,993	$—	$—
Tax (benefit)	(4,228)	—	—
After-tax compensation expense	$10,765	$—	$—
Total after-tax compensation expense	$16,148	$14,978	$5,573

Included in the pre-tax stock option compensation expense is the mark-to-market stock option floor adjustment of $5.8 million benefit and the $5.9 million charge for the years ended December 31, 2006 and December 25, 2005, respectively. The stock option floor adjustment was included in special charges in the statements of operations. Included in the restricted stock compensation expense was the deferred stock unit amortization of $0.2 million for the year ended December 31, 2006.

The fair value of each option granted in 2006, 2005 and 2004 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
Risk-free interest rate	4.48%	4.18%	3.08%
Dividend yield	1.86%	1.80%	1.23%
Volatility range	21.90% - 30.09%	24.66% - 41.37%	20.21%- 32.01%
Weighted-average volatility	27.84%	26.83%	22.94%
Expected term (years)	3.5 - 7.0	3.5 - 7.0	3.5 - 7.0
Weighted-average fair market value	$18.85	$17.16	$12.38

The risk-free interest rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock. We use historical data to estimate option expected term. The range of 3.5 years to 7.0 years results from separate groups of employees who exhibit different historical exercise behavior.

Stock options outstanding at December 31, 2006, changes during 2006, and shares available for grant under all of the Company’s plans are presented below:

				Options exercisable at year-end
	Outstanding options	Weighted- average exercise price	Aggregate intrinsic value	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding as of December 25, 2005	9,205,388	$63.14	$53,746,909	7,028,857	$60.00	$52,831,126
Granted	465,794	$68.60
Exercised	(1,368,262)	$44.33
Forfeited	(539,998)	$70.47
Outstanding as of December 31, 2006	7,762,922	$64.11	$96,370,837	7,181,712	$63.87	$90,964,423

The total intrinsic values of options exercised during 2006, 2005 and 2004 were $20.7 million, $21.1 million and $16.3 million, respectively. The total fair values of options that vested during 2006, 2005 and 2004 were $1.3 million, $99.6 million and $26.5 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$28.64 - $49.95	1,113,909	4.53	$46.99	1,113,909	4.53	$46.99
$50.08 - $59.75	1,468,337	4.02	$55.63	1,444,065	3.95	$55.57
$60.48 - $69.98	3,080,051	6.24	$67.07	2,525,213	5.62	$66.98
$71.07 - $82.27	2,100,625	7.56	$74.79	2,098,525	7.56	$74.79
	7,762,922			7,181,712

The summary of activity of unvested restricted stock units, deferred stock units and performance shares during 2006 is presented below:

	Shares	Weighted-average grant date fair value
Unvested as of December 25, 2005	138,252	$61.69
Granted	1,258,929	$69.05
Vested	(39,522)	$62.17
Forfeited	(47,419)	$69.14
Unvested as of December 31, 2006	1,310,240	$68.48

The total fair values of restricted stock units and deferred stock units vested during 2006, 2005 and 2004 were $2.4 million, $8.9 million and $0.6 million, respectively. As of December 31, 2006, there was $67.9 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2.5 years. During 2006, cash received from stock options exercises was $83.3 million and the total tax benefit to be realized for the tax deductions from these option exercises was $7.4 million.

15.   Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities and derivative instruments	Pension and Postretirement Benefits adjustments	Accumulated other comprehensive income (loss)
	(In thousands)
As of December 28, 2003	$218,330	$21,121	$(235,610)	$3,841
Foreign currency translation adjustments	91,686	—	—	91,686
Unrealized loss on derivative instruments	—	(355)	—	(355)
Minimum pension liability adjustment	—	—	(42,346)	(42,346)
Purchase price adjustment (Note 16)	—	—	38,227	38,227
Reclassification adjustment on derivative instruments	—	(7,669)	—	(7,669)
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(9,591)	(9,591)
Tax benefit (expense), net of purchase price adjustments to deferred tax asset	31,325	3,121	(10,338)	24,108
As of December 26, 2004	341,341	16,218	(259,658)	97,901
Foreign currency translation adjustments	146,677	—	—	146,677
Unrealized loss on derivative instruments	—	(31,374)	—	(31,374)
Minimum pension liability adjustment	—	—	(34,203)	(34,203)
Reclassification adjustment on derivative instruments	—	(13,763)	—	(13,763)
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	10,834	10,834
Tax (expense) benefit	(23,707)	17,458	17,166	10,917
As of December 25, 2005	464,311	(11,461)	(265,861)	186,989
Foreign currency translation adjustments	116,214	—	—	116,214
Unrealized gain on derivative instruments	—	29,522	—	29,522
Minimum pension liability adjustment	—	—	179,221	179,221
Reclassification adjustment on derivative instruments	—	(7,493)	—	(7,493)
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(724)	(724)
Adjustment to adopt SFAS 158	—	—	(258,717)	(258,717)
Tax benefit (expense)	40,993	(8,287)	39,260	71,966
As of December 31, 2006	$621,518	$2,281	$(306,821)	$316,978

16.   Employee Retirement Plans

Defined Benefit Plans

The Company offers retirement plans in Canada, the United States and the United Kingdom that cover substantially all its employees. Benefits for all employees are generally based on salary and years of service. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company’s U.K. plan includes provision for employee contributions and inflation-based benefit increases for retirees. The U.K. defined benefit plan was closed to new employees in April 2006.

As a result of the Merger, the Company added pension liabilities of approximately $260.0 million, which represented the under accrued position of the Canadian plans on February 9, 2005, including obligations existing at BRI. The Company incurred approximately $7.7 million of additional pension expense related to severance and change in control benefits to departing executives in the first half of 2005 which are included in Special items, net (see Note 8).

We adopted SFAS 158 for our annual fiscal 2006 year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. The incremental impact of adopting SFAS 158 on individual line items of the Consolidated Balance Sheet as of December 31, 2006 is shown in Note 1. The additional disclosures required by SFAS 158 are included in this footnote.

Total defined benefit pension plan expense was $32.8 million, $64.8 million and $43.7 million in 2006, 2005 and 2004, respectively. The aggregate funded position of the Company’s plans resulted in the recognition of an additional minimum liability in 2005 and 2004.

Canada, U.S. and U.K. plan assets consist of equity securities with smaller holdings of bonds and real estate. Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants.

The following compares target asset allocation percentages with actual asset allocations at December 31, 2006:

	Canada plans assets		U.S. plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	70%	71%	75%	76%	65%	64%
Fixed income	30%	28%	15%	14%	28%	26%
Real estate	—	—	10%	9%	7%	8%
Other	—	1%	—	1%	—	2%

Investment return assumptions for all plans have been determined by applying the returns to assets on a weighted average basis and adding an active management premium where appropriate.

It is expected that contributions to the Canada, U.S. and U.K. plans during 2007 will be approximately $185 million collectively (including supplemental executive plans).

The following represents our net periodic pension cost:

	For the year ended December 31, 2006
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$32,822	$19,658	$36,716	$89,196
Interest cost on projected benefit obligation	81,745	54,616	102,140	238,501
Expected return on plan assets	(101,491)	(64,252)	(140,693)	(306,436)
Amortization of prior service cost (benefit)	1,456	43	(6,171)	(4,672)
Recognized net actuarial loss	—	18,927	10,708	29,635
Less expected participant and national insurance contributions	(3,525)	—	(9,918)	(13,443)
Net periodic pension cost (benefit)	$11,007	$28,992	$(7,218)	$32,781

	For the year ended December 25, 2005
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$24,110	$20,891	$35,540	$80,541
Interest cost on projected benefit obligation	71,975	53,527	103,411	228,913
Expected return on plan assets	(78,429)	(60,065)	(127,736)	(266,230)
Amortization of prior service cost	554	5,464	—	6,018
Special termination benefits	3,804	3,890	—	7,694
Recognized net actuarial loss	—	17,107	4,759	21,866
Less expected participant and national insurance contributions	(3,524)	—	(10,522)	(14,046)
Net periodic pension cost	$18,490	$40,814	$5,452	$64,756

	For the year ended December 26, 2004
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$—	$20,492	$33,857	$54,349
Interest cost on projected benefit obligation	—	51,849	100,564	152,413
Expected return on plan assets	—	(52,948)	(121,743)	(174,691)
Amortization of prior service cost	—	5,858	—	5,858
Amortization of net transition/obligation	—	240	—	240
Recognized net actuarial loss		13,948	916	14,864
Less expected participant and national insurance contributions	—	—	(9,307)	(9,307)
Net periodic pension cost	$—	$39,439	$4,287	$43,726

The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 31, 2006
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In thousands)
Actuarial present value of accumulated benefit obligation	$1,298,421	$939,288	$2,038,020	$4,275,729	$332,282	$4,608,011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,254,761	$973,231	$2,018,353	$4,246,345	$338,943	$4,585,288
Service cost, net of expected employee contributions	26,062	19,658	26,798	72,518	3,235	75,753
Interest cost	64,837	54,616	102,140	221,593	16,908	238,501
Amendments	5,011	—	—	5,011	—	5,011
Actual employee contributions	3,524	—	6,631	10,155	1	10,156
Special termination benefits	—	—	8,633	8,633	—	8,633
Curtailments	—	—	(20,939)	(20,939)	—	(20,939)
Actuarial loss (gain)	8,900	(25,869)	(37,543)	(54,512)	1,213	(53,299)
Benefits paid	(57,322)	(53,567)	(108,164)	(219,053)	(26,046)	(245,099)
Foreign currency exchange rate change	(1,766)	—	261,037	259,271	6	259,277
Projected benefit obligation at end of year	$1,304,007	$968,069	$2,256,946	$4,529,022	$334,260	$4,863,282
Change in plan assets:
Fair value of assets at beginning of year	$952,772	$756,841	$1,756,108	$3,465,721	$319,758	$3,785,479
Actual return on plan assets	133,522	103,653	256,535	493,710	37,817	531,527
Employer contributions	83,813	23,163	27,220	134,196	20,954	155,150
Special termination benefits	—	—	8,614	8,614	—	8,614
Actual employee contributions	3,524	—	6,631	10,155	1	10,156
Benefits and plan expenses paid	(57,322)	(53,567)	(116,209)	(227,098)	(26,046)	(253,144)
Foreign currency exchange rate change	(4,611)	—	240,612	236,001	(968)	235,033
Fair value of plan assets at end of year	$1,111,698	$830,090	$2,179,511	$4,121,299	$351,516	$4,472,815
Funded status:
Projected benefit obligation at end of year	$(1,304,007)	$(968,069)	$(2,256,946)	$(4,529,022)	$(334,260)	$(4,863,282)
Fair value of plan assets at end of year	1,111,698	830,090	2,179,511	4,121,299	351,516	4,472,815
Funded status—Overfunded/(Underfunded)	$(192,309)	$(137,979)	$(77,435)	$(407,723)	$17,256	$(390,467)
Less: Minority interests	31,007	—	—	31,007	—	31,007
Funded status after minority interests—Overfunded/(Underfunded)	$(161,302)	$(137,979)	$(77,435)	$(376,716)	$17,256	$(359,460)
Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$17,256	$17,256
Accrued expenses and other liabilities	(660)	(1,368)	—	(2,028)	—	(2,028)
Pension and postretirement benefits	(160,642)	(136,611)	(77,435)	(374,688)	—	(374,688)
Net amounts recognized	$(161,302)	$(137,979)	$(77,435)	$(376,716)	$17,256	$(359,460)
Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss	$56,486	$238,994	$175,284	$470,764	$9,511	$480,275
Net prior service cost (benefit)	19,347	(59)	(64,722)	(45,434)	—	(45,434)
Net transition obligation (asset)	(26,936)	—	—	(26,936)	(13,122)	(40,058)
Total not yet recognized	$48,897	$238,935	$110,562	$398,394	$(3,611)	$394,783

Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year Ending December 30, 2007, pre-tax:

Amount
(In thousands)
Amortization of net prior service benefit	$(4,905)
Amortization of actuarial net loss	$19,253

	As of December 25, 2005
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Actuarial present value of accumulated benefit obligation	$1,586,155	$943,174	$1,832,412	$4,361,741
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,417,373	$929,287	$2,025,734	$4,372,394
Service cost, net of expected employee contributions	21,167	20,891	25,018	67,076
Interest cost	71,975	53,527	103,411	228,913
Amendments	15,788	(29,259)	(63,093)	(76,564)
Actual employee contributions	2,943	—	6,638	9,581
Special termination benefits	3,804	3,890	—	7,694
Actuarial loss	123,017	41,023	225,640	389,680
Benefits paid	(68,871)	(46,127)	(94,804)	(209,802)
Foreign currency exchange rate change	6,508	—	(210,191)	(203,683)
Projected benefit obligation at end of year	$1,593,704	$973,232	$2,018,353	$4,585,289
Change in plan assets:
Fair value of assets at beginning of year	$1,133,214	$650,823	$1,680,370	$3,464,407
Actual return on plan assets	120,105	58,574	322,559	501,238
Employer contributions	79,997	93,571	28,282	201,850
Actual employee contributions	2,943	—	6,638	9,581
Benefits and plan expenses paid	(68,871)	(46,127)	(103,101)	(218,099)
Foreign currency exchange rate change	5,142	—	(178,640)	(173,498)
Fair value of plan assets at end of year	$1,272,530	$756,841	$1,756,108	$3,785,479
Reconciliation of funded status:
Funded status—shortfall	$(321,174)	$(216,391)	$(262,245)	$(799,810)
Unrecognized net actuarial loss	85,059	323,192	321,042	729,293
Unrecognized prior service cost (benefit)	15,817	(16)	(59,976)	(44,175)
Unrecognized net transition amount	—	—	—	—
Net amount recognized	$(220,298)	$106,785	$(1,179)	$(114,692)
Amounts reflected in the Consolidated Balance Sheet:
Non-current accrued benefit liability cost	$(311,159)	$(186,333)	$(76,305)	$(573,797)
Non-current intangible asset	15,817	215	—	16,032
Accumulated other comprehensive loss	75,044	292,903	75,126	443,073
Net amount reflected	$(220,298)	$106,785	$(1,179)	$(114,692)

Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	December 31, 2006			December 25, 2005
	Canada plans	U.S. plans	U.K. plan	Canada plans	U.S. plans	U.K. plan
Weighted average assumptions:
Settlement discount rate(1)	5.00%	6.10%	5.10%	5.00%	5.75%	4.75%
Rate of compensation increase	3.00%	3.00%	4.25%	3.00%	3.00%	4.00%
Expected return on plan assets	5.00%-7.90%	8.75%	7.80%	7.90%	8.75%	7.80%
Price inflation rate	—	—	2.75%	—	—	2.50%

(1)          Rate selected at year-end for the following year’s pension expense and related balance sheet amounts at current year-end.

Expected Cash Flows

Information about expected cash flows for the consolidated retirement plans follows:

Amount
Expected benefit payments	(In thousands)
2007	$257,782
2008	$261,736
2009	$270,148
2010	$274,172
2011	$281,044
2012-2016	$1,493,559

U.K. Plan Curtailment

As a result of employee restructuring activities associated with the Europe segment supply chain operations, a pension curtailment was recognized in the second quarter of 2006. The curtailment triggered a significant event that resulted in the re-measurement of the pension assets and liabilities as of April 30, 2006. The table below represents the projected benefit obligation and the funded status as of December 31, 2006, the curtailment measurement date of April 30, 2006, and the changes in their status from December 25, 2005, for the U.K. plan.

As a result of the curtailment, a gain of $5.3 million was recognized and presented as a special item in the statement of operations in the second quarter of 2006. This gain arose from the reduction in estimated future working lifetimes of plan participants resulting in the acceleration of the recognition of a prior service benefit. This prior service benefit was generated by plan changes in previous years and was deferred on the balance sheet and amortized into earnings over the then-expected working lifetime of plan participants of approximately 10 years.

In addition, this curtailment event required a remeasurement of the projected benefit obligation and plan assets, which resulted in an $11.8 million reduction in the projected benefit obligation at April 30, 2006, as shown below, which was recognized in other comprehensive income in 2006.

The changes in the projected benefit obligation, plan assets and the funded status of the U.K. pension plan are as follows:

	U.K. Plan	U.K. Plan
	December 25, 2005	April 30, 2006 to
	to April 30, 2006	December 31, 2006
	(In thousands)
Actuarial present value of accumulated benefit obligation	$1,847,391	$2,038,020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,018,353	$2,048,842
Service cost, net of expected employee contributions	9,733	17,065
Interest cost	31,640	70,500
Actual employee contributions	2,407	4,224
Curtailment gain	(11,771)	(535)
Actuarial (gain) loss	(80,830)	43,287
Benefits paid	(25,439)	(82,725)
Foreign currency exchange rate change	104,749	156,288
Projected benefit obligation as of measurement date	$2,048,842	$2,256,946
Change in plan assets:
Fair value of assets at beginning of year	$1,756,108	$1,933,993
Actual return on plan assets	96,044	160,491
Employer contributions	10,524	25,310
Actual employee contributions	2,407	4,224
Benefits and plan expenses paid	(27,986)	(88,223)
Foreign currency exchange rate change	96,896	143,716
Fair value of plan assets as of measurement date	$1,933,993	$2,179,511
Funded status at measurement date:
Market value at measurement date	$1,933,993	$2,179,511
Projected benefit obligation at measurement date	(2,048,842)	(2,256,946)
Deficit at measurement date	$(114,849)	$(77,435)

Pension expense for the U.K. plan was actuarially calculated for the remainder of 2006, following the curtailment using data available as of the measurement date of April 30, 2006. Assumptions as of December 25, 2005, were applied to related balance sheet amounts as of that date and for the pension expense through April 30, 2006. The table below details assumptions applied to our accounting for the U.K. pension plan as of the last three measurement dates.

	U.K. plan
	December 31, 2006	April 30, 2006	December 25, 2005
Weighted average assumptions:
Settlement discount rate	5.10%	5.15%	4.75%
Rate of compensation increase	4.25%	4.25%	4.00%
Expected return on plan assets	7.80%	7.80%	7.80%
Price inflation rate	2.75%	2.75%	2.50%

Multiemployer Plan

Certain of our former employees in Memphis participated in a multi-employer union retirement plan, into which we made contributions on their behalf. Contributions totaled $1.2 million, $1.8 million and $1.9 million in 2006, 2005 and 2004, respectively. In 2005, we announced our intention to close the

Memphis facility. As a result, we recorded a $25 million liability in 2005, which was our estimated payment due to the union upon withdrawal from the pension plan. An additional $3.1 million was recorded in 2006 for this liability. The liability is expected to be paid by September 2007.

Defined Contribution Plan

U.S. employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees’ contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. Our contributions in 2006, 2005 and 2004 were $7.8 million, $8.0 million and $7.2 million, respectively.

From April 2006, new employees of the U.K. business were not entitled to join the Company’s defined benefit pension plan. These employees are instead given an opportunity to participate in a defined contribution plan. Under this plan the Company will match employee contributions up to a maximum of 7% of the employee’s compensation. Company contributions to this plan in 2006 were approximately $0.02 million.

17.   Postretirement Benefits

CBC and Molson have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

We adopted SFAS 158 for our annual fiscal 2006 year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. The incremental impact of adopting SFAS 158 on individual line items of the Consolidated Balance Sheet as of December 31, 2006 is shown in Note 1. The additional disclosures required by SFAS 158 are included in this footnote.

The obligations under these plans were determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates detailed in the table below.

For the years ended
	December 31, 2006			December 25, 2005
	Molson Canada plans	BRI Canada plans	U.S. plan	Canada plans	U.S. plan
Key assumptions:
Settlement discount rate	5.00%	5.00%	5.85%	5.00%	5.50%
Health care cost trend rate	Ranging ratably from 10.00% in 2007 to 5.00% in 2017	Ranging ratably from 10.00% in 2007 to 5.00% in 2017	Ranging ratably from 9.00% in 2007 to 5.00% in 2009	Ranging ratably from 10.00% in 2006 to 5.00% in 2013	Ranging ratably from 10.00% in 2006 to 5.00% in 2009

Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 31, 2006
	Canada plans	U.S. plan	Consolidated
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$8,201	$3,135	$11,336
Interest cost on projected benefit obligation	12,528	7,383	19,911
Amortization of prior service cost	56	209	265
Amortization of net actuarial loss	808	2,842	3,650
Net periodic postretirement benefit cost	$21,593	$13,569	$35,162

	For the year ended December 25, 2005			For the year ended December 26, 2004
	Canada plans	U.S. plan	Consolidated	U.S. plan
	(In thousands)			(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$5,047	$3,089	$8,136	$1,999
Interest cost on projected benefit obligation	10,238	6,445	16,683	6,266
Amortization of prior service cost (benefit)	—	(19)	(19)	(20)
Amortization of net actuarial (benefit) loss	(1,602)	1,873	271	768
Net periodic postretirement benefit cost	$13,683	$11,388	$25,071	$9,013

	As of December 31, 2006
	Canada Plans	U.S. Plan	Consolidated
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$240,228	$137,178	$377,406
Service cost	8,201	3,135	11,336
Interest cost	12,528	7,383	19,911
Actuarial loss	9,463	6,779	16,242
Plan amendment	337	—	337
Benefits paid, net of participant contributions	(7,426)	(14,705)	(22,131)
Foreign currency exchange rate change	(688)	—	(688)
Projected postretirement benefit obligation at end of year	$262,643	$139,770	$402,413
Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(262,643)	$(139,770)	$(402,413)
Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(9,270)	$(14,721)	$(23,991)
Pension and postretirement benefits	(253,373)	(125,049)	(378,422)
Net amounts recognized	$(262,643)	$(139,770)	$(402,413)

	As of December 31, 2006
	Canada Plans	U.S. Plan	Consolidated
	(In thousands)
Amounts in Accumulated Other Comprehensive Income unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial loss	$40,982	$56,622	$97,604
Net prior service cost	274	2,860	3,134
Total unrecognized	$41,256	$59,482	$100,738

Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year Ending December 30, 2007 (pre-tax):

Amount
(In thousands)
Amortization of net prior service cost	$361
Amortization of actuarial net loss	$4,610

	As of December 25, 2005			As of December 26, 2004
	Canada Plans	U.S. Plan	Consolidated	U.S. Plan
	(In thousands)			(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$201,342	$113,824	$315,166	$107,470
Service cost	5,047	3,089	8,136	1,999
Interest cost	10,238	6,445	16,683	6,266
Actuarial loss	29,761	18,875	48,636	16,412
Plan amendment(1)	—	9,183	9,183	(6,473)
Benefits paid, net of participant contributions	(7,594)	(14,238)	(21,832)	(11,850)
Foreign currency exchange rate change	1,434	—	1,434	—
Projected postretirement benefit obligation at end of year	$240,228	$137,178	$377,406	$113,824

	As of December 25, 2005			As of December 26, 2004
	Canada Plans	U.S. Plan	Consolidated	U.S. Plan
		(In thousands)		(In thousands)
Funded status—shortfall	$(240,228)	$(137,178)	$(377,406)	$(113,824)
Unrecognized net actuarial loss	32,564	52,685	85,249	35,684
Unrecognized prior service cost(2)	—	3,069	3,069	(6,133)
Accrued postretirement benefits	$(207,664)	$(81,424)	$(289,088)	$(84,273)
Less: current portion	8,733	12,328	21,061	10,146
Long-term postretirement benefits	$(198,931)	$(69,096)	$(268,027)	$(74,127)

(1)          We changed certain insurace providers during 2004, which resulted in a reduction in our benefit obligation.

(2)          We changed plan provisions during 2005, which resulted in a net increase in our benefit obligation. The primary cause of the increase was the removal of a planned cap on Company contributions starting in 2009.

Expected Cash Flows

Information about expected cash flows for the consolidated post-retirement plans follows:

Amount
Expected benefit payments	(In thousands)
2007	$23,991
2008	$24,896
2009	$25,507
2010	$25,704
2011	$25,498
Thereafter	$119,568

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease (favorable)
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$1.7	$1.5
Effect on postretirement benefit obligation	$18.4	$16.7
Canada plans (BRI)
Effect on total of service and interest cost components	$0.9	$0.8
Effect on postretirement benefit obligation	$9.8	$8.2
U.S. plan
Effect on total of service and interest cost components	$0.9	$0.8
Effect on postretirement benefit obligation	$6.9	$6.2

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

Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the Canadian dollar (CAD), the British Pound Sterling (GBP or £), and the Japanese yen (JPY).

Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and do not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings of at least A (Standard & Poor’s), A2 (Moody’s) or better. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterparty credit guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be minimal. In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 31, 2006, no collateral was posted by our counterparties or us.

Derivative Accounting Policies

The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149” (SFAS No. 133).

The Company considers whether any provisions in non-derivative contracts represent “embedded” derivative instruments as described in SFAS No. 133. As of December 31, 2006, we have concluded that no “embedded” derivative instruments warrant separate fair value accounting under SFAS No. 133.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in unrealized gains and losses from fair value hedges are classified in the statement of operations consistent with the classification of the corresponding income or expense line item being hedged. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

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

When we discontinue hedge accounting but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current-period earnings in other expense (income), net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

Following are the notional transaction amounts and fair values for our outstanding derivatives, summarized by risk category and instrument type.

	For the years ended
	December 31, 2006		December 25, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Foreign Currency:
Forwards	$220,455	$7,133	$162,005	$(2,548)
Swaps	1,411,704	(268,656)	1,291,600	(174,755)
Total foreign currency	1,632,159	(261,523)	1,453,605	(177,303)
Interest rate:
Swaps	286,971	1,913	372,800	11,195
Commodity price:
Swaps	49,723	7,436	45,439	9,422
Fixed price contracts	4,125	(956)	—	—
Total commodity price	53,848	6,480	45,439	9,422
Total outstanding derivatives	$1,972,978	$(253,130)	$1,871,844	$(156,686)

The table below shows pre-tax derivative gains and losses deferred in other comprehensive income in shareholders equity as of December 31, 2006, December 25, 2005 and December 26, 2004. Gains and losses deferred as of December 31, 2006 are generally expected to be recognized as the underlying transactions occur. The amounts ultimately recognized may differ, favorably or unfavorably, from those shown due to the fact that some of our derivative positions are not yet settled and therefore remain subject to ongoing market price fluctuations. As noted, effective gains and losses are deferred over time and recognized simultaneously with the impact of the underlying transactions. The ineffective gains and losses are recognized immediately when it was evident they did not precisely offset changes in the underlying transaction.

	For the years ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In thousands)
Net deferred (gain) loss	$(9,364)	$11,922	$(26,520)
Net ineffective gain	$(3,050)	$(15)	$(108)

Significant Hedged Positions

Upon the Merger and in connection with our debt offerings (Note 13), we added various derivative instruments held by Molson that hedged currency, commodity and interest rate risk in a similar manner as Coors.

We are a party to a cross currency swap totaling CAD $30 million (approximately USD $25.7 million at prevailing foreign currency exchange rates in 2006). The swap included an initial exchange of principal in 2005 and matures in 2006. The swap also calls for an exchange of fixed CAD interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received CAD. Upon final exchange, we will provide CAD to the counterparty and receive USD. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future CAD interest and principal receipts that result from changes in the USD to CAD exchange rates on an intercompany loan between two of our subsidiaries. In addition, in September of 2006 we entered into a cross currency swap totaling GBP £24.4 million (approximately USD $47.8 million at prevailing foreign currency exchange rates in 2006). The swap included an initial exchange of principal in 2005 and matures in 2006. The swap calls for an exchange of fixed GBP interest payments for fixed CAD interest receipts. At the initial principal exchange, we paid CAD to a counterparty and received GBP. The cross currency swap has been designated as a cash flow hedge of the changes in value of the future GBP interest and principal receipts that result from changes in the CAD to GBP exchange rates on an intercompany loan between two of our subsidiaries.

Prior to issuing the notes on September 22, 2005 (See Note 13), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company’s private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rate was trading at a yield lower than that locked in with the Company’s interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company’s effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

Simultaneously with the September 22, 2005, U.S. private placement (See Note 13), we entered into a cross currency swap transaction for the entire USD $300 million issue amount and for the same maturity. In this transaction we exchanged our USD $300 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the USD $300 million amount. There was an exchange of principal at the inception of this transaction, and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded in earnings and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

As of December 31, 2006, we are a party to other cross currency swaps totaling GBP £530 million (approximately USD $774 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6 3/8% private placement fixed rate debt (see Note 13) and will require final principal exchange in May 2012. The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our Europe subsidiary and U.S. subsidiary.

We entered into interest rate swap agreements related to our 6 3/8% fixed rate debt. These interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed USD interest payments semi-annually at a rate of 6 3/8% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as a fair value hedge of the changes in the fair value of the $201.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

The BRI joint venture is a party to interest rate swaps, converting CAD $100.0 million notional amount of the CAD $200 million 7.5% fixed rate debt. The interest rate swaps convert the CAD $100.0 million to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. During July 2006, we entered into and designated the interest rate swaps as a fair value hedge of the changes in the fair value of the CAD $100.0 million fixed rate debt attributable to changes in the LIBOR swap rates. Prior to the inception of this fair value hedge, the interest rate swaps held by BRI were the only Molson Inc. derivative instruments that did not qualify for hedge accounting under SFAS 133. Mark-to-market changes on these interest rate swaps were recorded as interest expense.

Our fair value hedges effective losses (gains), net were $2.2 million, $7.4 million and $(2.6) million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

As of December 31, 2006, $7.2 million of deferred gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 31, 2006, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

19.   Accrued expenses and other liabilities

	As of
	December 31, 2006	December 25, 2005
	(In thousands)
Accrued compensation	$155,508	$123,780
Accrued excise taxes	295,556	284,740
Accrued selling and marketing costs	147,576	176,146
Accrued brewing operations costs	324,601	244,304
Accrued income taxes payable	132,780	109,907
Other	169,385	212,222
Accrued expenses and other liabilities	$1,225,406	$1,151,099

Accrued brewing operations costs consist of amounts owed for beer raw materials, packaging materials, freight charges, utilities and other manufacturing and distribution costs.

20.   Commitments and Contingencies

Letters of Credit

As of December 31, 2006, we had approximately $55.4 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2007 and 2008. Approximately $22.6 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

Power Supplies

In 1995, Coors Energy Company (CEC), a wholly owned subsidiary, sold a power plant located at the Golden brewery location to Trigen-Nations Energy Company, LLLP (Trigen). We have an agreement to purchase substantially all of the electricity and steam produced by Trigen and needed to operate the brewery’s Golden facilities through 2020. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2006, 2005 and 2004 were $43.7 million, $37.7 million and $33.2 million, respectively.

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

Amount
(In thousands)
2007	$834,232
2008	593,019
2009	590,498
2010	564,550
2011	583,842
Thereafter	3,136
Total	$3,169,277

Our total purchases under these contracts in 2006, 2005 and 2004 were approximately $661.8 million, $587.0 million, and $273.4 million, respectively.

England and Wales Distribution Contract

Tradeteam Ltd., the joint venture between CBL and DHL, has an exclusive contract with CBL to provide distribution services in England & Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)
2007	$172,394
2008	176,234
2009	180,150
2010	133,212
2011	—
Thereafter	—
Total	$661,990

The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam’s net book value for assets acquired.

Purchases under the Tradeteam, Ltd. contract were approximately $155 million, $161 million and $166 million for the years ended December 31, 2006, December 25, 2005, and December 26, 2004, respectively.

Graphic Packaging Corporation

We have a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchase our U.S. segment paperboard requirements. Our payments under the packaging agreement in 2006, 2005, and 2004 totaled approximately $74.0 million, $75.3 million, and $104.5 million, respectively. We expect payments in 2007 to be approximately the same as 2006. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $0.8 million and $2.8 million as of December 31, 2006, and December 25, 2005, respectively.

Advertising and Promotions

We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 31, 2006, these future commitments are as follows:

Amount
(In thousands)
2007	$321,421
2008	184,908
2009	159,138
2010	121,673
2011	50,179
Thereafter	114,477
Total	$951,796

Total advertising expense was approximately $906.9 million, $729.1 million, and $627.4 million in 2006, 2005 and 2004, respectively.

Leases

We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In thousands)
2007	$61,293
2008	51,257
2009	40,463
2010	32,866
2011	25,842
Thereafter	77,476
Total	$289,197

Total rent expense was $70.7 million, $60.8 million, $30.6 million in 2006, 2005 and 2004, respectively.

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

•       a 2.5% inflation rate for future costs; and

•       certain operations and maintenance costs were discounted using a 4.60% risk-free rate of return.

Based on these assumptions, the present value and gross amount of the costs at December 31, 2006, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of December 31, 2006. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson’s former non-beer business operations, which were discontinued and sold in the mid-1990s prior to the merger with Coors, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We are not yet able to estimate any potential liability associated with this site.

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

Indemnity Obligations—Sale of Kaiser

On January 13, 2006, we sold a 68% equity interest in Kaiser to FEMSA for $68 million in cash, net of $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and contingencies. We retained a 15% interest in Kaiser through most of 2006, and had one seat out of seven on its board. As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January 2009 and at fair market value thereafter. During the fourth quarter of 2006, we exercised the put option on our remaining 15% interest which had a carrying value of $2 million at the time of the sale, and as a result, we have no ownership interest remaining in Kaiser as of December 31, 2006. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. Any potential liabilities associated with these exposures were considered less than probable during 2005, and therefore no associated reserves were recorded in 2005. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, is $247 million. As of December 31, 2006, the fair value of this indemnity liability on the balance sheet was $77.7 million, $4.0 million of which was classified as a current liability and $73.7 million of which was classified as non-current. Our initial fair value estimates accounted for the possibility that we could have been required to pay the full amount of the exposure in a future year but that a majority of the amounts paid would be recovered in subsequent years through Brazil’s legal system. Our fair value estimates also considered, through probability-weighted scenarios, the possibility that we would never have to pay any amounts associated with this exposure.  Our indemnity obligations related to previously purchased tax credits increased by $12.5 million during the fourth quarter of 2006 as a result of the exercise of the put option.

We also provided indemnity related to all other tax, civil and labor contingencies. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The fair value of this indemnity was favorably impacted during the third quarter of 2006 as a result of significant payments made by Kaiser under certain tax amnesty programs made available by the Brazilian governmental authorities, resulting in significant credits to MCBC and an overall reduction in the remaining number of Kaiser’s outstanding tax claims. The recorded fair value of the total tax, civil and labor indemnity liability was $43 million on the date of sale on January 13, 2006, and it is recorded at $33.3 million as of December 31, 2006, $21.3 million of which is classified as a current liability and $11.9 million of which is classified as non-current. The exercise of the put option on our remaining 15% interest in Kaiser increased our indemnity obligations related to tax, civil and labor claims increased by $5.5 million during the fourth quarter. Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which will occur during the first half of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

The table below provides a summary of contingency reserve balances from March 26, 2006, through December 31, 2006:

	Purchase tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In thousands)
Provision upon sale of 68%	$52,397	$42,910	$95,307
Exercise of put option on remaining ownership interest	12,546	5,470	18,016
Changes to liability estimates	12,772	(15,120)	(2,348)
Balance at December 31, 2006	$77,715	$33,260	$110,975

Current liabilities of discontinued operations include current tax liabilities of $9.0 million.

Montréal Canadiens

Molson Canada owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the Club) and, prior to June 30, 2006, Molson also owned a preferred interest. On June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson Canada. Subsequent to the transaction, Molson Canada still retains 19.9% common equity interest in the Club, as well as Board representation at the Club and related entities.

Also, coincident with the disposition of our preferred interest, Molson Canada was released from a direct guarantee of the Club’s debt financing. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League (NHL) are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders’ agreement. In addition, Molson Canada continues to be a guarantor of the majority owner’s obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees recorded the fair values of these guarantees accordingly.

Litigation and Other Disputes

Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP. The Company will vigorously defend the lawsuits.

In May 2005, the Company was contacted by the Central Regional Office of the U.S. Securities and Exchange Commission in Denver (the SEC) requesting the voluntary provision of documents and other information from the Company and Molson Inc. relating primarily to corporate and financial information and communications related to the Merger, the Company’s financial results for the first quarter of 2005 and other information.  In November 2006, the Company received a letter from the SEC stating that this matter (In the Matter of Molson Coors Brewing Company, D-02739-A) has been recommended for termination, and no enforcement action has been recommended to the Commission. The information in the SEC’s letter was provided under the guidelines in the final paragraph of Securities Act Release No. 5310.

The Company was contacted by the New York Stock Exchange in June 2005, requesting information in connection with events leading up to the Company’s earnings announcement on April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Exchange regularly conducts reviews of market activity surrounding corporate announcements or events and has indicated that no inference of impropriety should be drawn from its inquiry. The Company cooperated with this inquiry. As a matter of policy, the Exchange does not comment publicly on the status of its investigations. However, we have not been contacted by the NYSE with respect to this investigation in approximately 18 months. If there were any formal actions taken by the NYSE, it would be in the form of an Investigatory Panel Decision, such Decisions are publicly available. You may contact the Exchange directly if you would like more information.

In July 2005, the Ontario Securities Commission (Commission) requested information related to the trading of MCBC stock prior to April 28, 2005, which was the date we announced our first quarter 2005 losses attributed to lower sales and the Merger. The Company cooperated with the inquiry. The Commission has advised the Company that it has closed the file on this matter without action of any kind.

In early October 2006, the Audit Committee of the Company’s Board of Directors concluded its investigation of whether a complaint that it received in the third quarter of 2005 had any merit. The complaint related primarily to disclosure in connection with the Merger, exercises of stock options by Molson Inc. option holders before the record date for the special dividend paid to Molson Inc. shareholders before the Merger (which were disclosed in the Company’s Report on Form 8-K dated February 15, 2005), statements made concerning the special dividend to Molson Inc. shareholders and sales of the Company’s common stock in connection with exercise of stock options by the Company’s chief executive officer and chief financial officer following the Merger, after the release of the year-end results for Coors and Molson Inc. and after the Company lifted the trading restrictions imposed before the Merger. The Audit Committee’s independent counsel, which was retained to assist in conducting the investigation, reviewed and discussed with the staff of the SEC the various findings of an approximately 12-month long investigation conducted by the independent counsel. The Audit Committee determined, after thoroughly reviewing the facts, and in consultation with its independent counsel, to conclude the investigation. In concluding the investigation, the Audit Committee determined that the various matters referred to in the complaint were without merit.

In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller seeks to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also seeks damages for U.S. and Canadian antitrust violations, and violations of the Agreement’s confidentiality provisions. Miller also claims that the Agreement’s purposes have been frustrated as a result of the Merger. The Company has filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect. We are currently in discussions with Miller regarding a resolution of this dispute. There can be no assurances that we will arrive at such a resolution.

In late October 2006, Molson Canada received a letter from Foster’s Group Limited providing twelve months’ notice of its intention to terminate the Foster’s U.S. License Agreement due to the Merger. The

Agreement provides Molson Canada with the right to produce Foster’s beer for the U.S. marketplace. In November 2006, Molson Canada filed a notice of action in Ontario, Canada disputing the validity of the termination notice. In December 2006, Foster’s filed a separate application in Ontario, Canada seeking termination of the Agreement. Molson Canada will vigorously defend its rights in these matters.

Molson Coors and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits have all been brought by the same law firm and allege that each defendant intentionally marketed its products to “children and other underage consumers.” In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the court. Several of the lawsuits have been dismissed on appeal. There have been no appellate decisions. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, related to these lawsuits.

CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL appealed the employment appeal tribunal’s judgment. In January 2007, the appeal decision ruled in the Company’s favor, holding that the employment tribunal had no jurisdiction to hear the employees’ claims, and the claims were dismissed. It is possible that the employees may attempt to advance their claims in a different forum.

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

Insurance

We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers’ compensation, general liability, automobile liability and property insurance deductibles or retentions. During 2005 we fully insured future risks for long-term disability, and, in most states, workers’ compensation, but maintained a self-insured position for workers’ compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997. Our reserves accrued at December 31, 2006, and December 25, 2005, were $18.5 million and $19.3 million, respectively.

21.   Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years ended December 31, 2006 and December 25, 2005:

	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
2006
Sales	$1,543,946	$2,130,047	$2,126,652	$2,100,969	$7,901,614
Excise taxes	(390,100)	(547,022)	(549,828)	(569,679)	(2,056,629)
Net sales	1,153,846	1,583,025	1,576,824	1,531,290	5,844,985
Cost of goods sold	(726,668)	(919,976)	(907,305)	(927,132)	(3,481,081)
Gross profit	$427,178	$663,049	$669,519	$604,158	$2,363,904
Income (loss) from continuing operations	$(18,570)	$157,642	$122,385	$112,099	$373,556
(Loss) income from discontinued operations, net of tax	(11,667)	(1,415)	13,409	(12,852)	(12,525)
Net income (loss)	$(30,237)	$156,227	$135,794	$99,247	$361,031
Basic income (loss) per share:
From continuing operations	$(0.22)	$1.83	$1.42	$1.30	$4.34
From discontinued operations	(0.13)	(0.01)	0.16	(0.15)	(0.15)
Basic net (loss) income per share	$(0.35)	$1.82	$1.58	$1.15	$4.19
Diluted income (loss) per share:
From continuing operations	$(0.22)	$1.82	$1.41	$1.29	$4.31
From discontinued operations	(0.13)	(0.01)	0.15	(0.15)	(0.14)
Diluted net (loss) income per share	$(0.35)	$1.81	$1.56	$1.14	$4.17

	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
2005
Sales	$1,396,036	$2,065,346	$2,068,317	$1,888,003	$7,417,702
Excise taxes	(347,601)	(518,483)	(541,219)	(503,493)	(1,910,796)
Net sales	1,048,435	1,546,863	1,527,098	1,384,510	5,506,906
Cost of goods sold	(689,644)	(895,601)	(882,503)	(839,201)	(3,306,949)
Gross profit	$358,791	$651,262	$644,595	$545,309	$2,199,957
Income (loss) from continuing operations	$(30,400)	$95,471	$130,986	$34,389	$230,446
Loss from discontinued operations, net of tax	(3,784)	(56,925)	(22,788)	(8,329)	(91,826)
Income (loss) before cumulative effect of change in accounting principle	(34,184)	38,546	108,198	26,060	138,620
Cumulative effect of change in accounting principle	—	—	—	(3,676)	(3,676)
Net income (loss)	$(34,184)	$38,546	$108,198	$22,384	$134,944
Basic income (loss) per share:
From continuing operations	$(0.48)	$1.12	$1.54	$0.40	$2.90
From discontinued operations	(0.06)	(0.67)	(0.27)	(0.10)	(1.16)
Cumulative effect of change in accounting principle	—	—	—	(0.04)	(0.04)
Basic net (loss) income per share	$(0.54)	$0.45	$1.27	$0.26	$1.70
Diluted income (loss) per share:
From continuing operations	$(0.48)	$1.11	$1.52	$0.40	$2.88
From discontinued operations	(0.06)	(0.66)	(0.26)	(0.10)	(1.15)
Cumulative effect of change in accounting principle	—	—	—	(0.04)	(0.04)
Diluted net (loss) income per share	$(0.54)	$0.45	$1.26	$0.26	$1.69

22.   Supplemental Guarantor Information

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

U.S. $300 million 4.85% notes due 2010
CAD $900 million 5.00% notes due 2015

The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor) and certain domestic subsidiaries (Subsidiary Guarantors), including CBC (the 2002 Issuer). The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuer’s debt service obligations are provided in large part by distributions or advances from MCBC’s other subsidiaries, including Molson Inc., a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the Issuer’s ability to obtain cash for the purpose of meeting its debt service obligation including the payment of principal and interest on the notes.

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2006, and December 25, 2005, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2006, December 25, 2005 and December 26, 2004. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers, and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,683,039	$—	$159,433	$5,059,142	$—	$7,901,614
Excise taxes	—	(401,834)	—	(2,245)	(1,652,550)	—	(2,056,629)
Net sales	—	2,281,205	—	157,188	3,406,592	—	5,844,985
Cost of goods sold	—	(1,448,992)	—	(130,984)	(1,901,105)	—	(3,481,081)
Equity in subsidiary earnings	418,052	470,330	—	—	—	(888,382)	—
Gross profit	418,052	1,302,543	—	26,204	1,505,487	(888,382)	2,363,904
Marketing, general and administrative expenses	(61,873)	(740,140)	2	(22,101)	(881,293)	—	(1,705,405)
Special items, net	5,282	(73,652)	—	—	(9,034)	—	(77,404)
Operating income	361,461	488,751	2	4,103	615,160	(888,382)	581,095
Interest income (expense), net	(625)	(65,764)	(55,416)	1,136	(6,112)	—	(126,781)
Other income (expense), net	64	3,870	—	(1,667)	15,469	—	17,736
Income (loss) from continuing operations before income taxes	360,900	426,857	(55,414)	3,572	624,517	(888,382)	472,050
Income tax (expense) benefit	131	(8,805)	—	(1,059)	(72,672)	—	(82,405)
Income (loss) from continuing operations before minority interests	361,031	418,052	(55,414)	2,513	551,845	(888,382)	389,645
Minority interests in net income of consolidated entities	—	—	—	—	(16,089)	—	(16,089)
Income (loss) from continuing operations	361,031	418,052	(55,414)	2,513	535,756	(888,382)	373,556
Loss from discontinued operations, net of tax	—	—	—	—	(12,525)	—	(12,525)
Net income (loss)	$361,031	$418,052	$(55,414)	$2,513	$523,231	$(888,382)	$361,031

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 25, 2005
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,533,888	$—	$146,376	$4,737,438	$—	$7,417,702
Excise taxes	—	(388,102)	—	(2,149)	(1,520,545)	—	(1,910,796)
Net sales	—	2,145,786	—	144,227	3,216,893	—	5,506,906
Cost of goods sold	—	(1,377,811)	—	(76,301)	(1,852,837)	—	(3,306,949)
Equity in subsidiary earnings	159,109	174,730	—	—	—	(333,839)	—
Gross profit	159,109	942,705	—	67,926	1,364,056	(333,839)	2,199,957
Marketing, general and administrative expenses	(3,637)	(746,758)	—	(21,626)	(860,495)	—	(1,632,516)
Special items, net	(17,564)	(98,323)	—	—	(29,505)	—	(145,392)
Operating income	137,908	97,624	—	46,300	474,056	(333,839)	422,049
Interest income (expense), net	(4)	(5,067)	(29,084)	14,231	(93,679)	—	(113,603)
Other (expense) income, net	(431)	313	—	1,369	(14,496)	—	(13,245)
Income (loss) from continuing operations before income taxes	137,473	92,870	(29,084)	61,900	365,881	(333,839)	295,201
Income tax (expense) benefit	(2,529)	62,338	—	(37,586)	(72,487)	—	(50,264)
Income (loss) from continuing operations before minority interests	134,944	155,208	(29,084)	24,314	293,394	(333,839)	244,937
Minority interests in net income of consolidated entities	—	—	—	—	(14,491)	—	(14,491)
Income (loss) from continuing operations	134,944	155,208	(29,084)	24,314	278,903	(333,839)	230,446
Loss from discontinued operations, net of tax	—	—	—	—	(91,826)	—	(91,826)
Income (loss) before cumulative effect of change in accounting principle	134,944	155,208	(29,084)	24,314	187,077	(333,839)	138,620
Cumulative effect of change in accounting principle, net of tax	—	(3,486)	—	—	(190)	—	(3,676)
Net income (loss)	$134,944	$151,722	$(29,084)	$24,314	$186,887	$(333,839)	$134,944

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 26, 2004
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,516,530	$—	$139,716	$3,163,481	$—	$5,819,727
Excise taxes	—	(390,562)	—	(2,017)	(1,121,332)	—	(1,513,911)
Net sales	—	2,125,968	—	137,699	2,042,149	—	4,305,816
Cost of goods sold	—	(1,325,798)	—	(109,344)	(1,306,552)	—	(2,741,694)
Equity in subsidiary earnings	176,550	205,030	—	—	—	(381,580)	—
Gross profit	176,550	1,005,200	—	28,355	735,597	(381,580)	1,564,122
Marketing, general and administrative expenses	(8,280)	(717,195)	—	(23,946)	(473,798)	—	(1,223,219)
Special items, net	—	—	—	—	7,522	—	7,522
Operating income	168,270	288,005	—	4,409	269,321	(381,580)	348,425
Interest income (expense), net	38,109	(43,858)	—	16,582	(64,022)	—	(53,189)
Other (expense) income, net	(451)	(81,348)	—	207,734	(112,989)	—	12,946
Income from continuing operations before income taxes	205,928	162,799	—	228,725	92,310	(381,580)	308,182
Income tax (expense) benefit	(9,192)	13,210	—	(71,554)	(27,692)	—	(95,228)
Income from continuing operations before minority interests	196,736	176,009	—	157,171	64,618	(381,580)	212,954
Minority interests in net income of consolidated entities	—	—	—	—	(16,218)	—	(16,218)
Net income	$196,736	$176,009	$—	$157,171	$48,400	$(381,580)	$196,736

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,091	$1,807	$32	$4,845	$94,411	$—	$182,186
Accounts receivable, net	—	79,035	—	9,078	595,396	—	683,509
Other receivables, net	1,859	31,100	4,001	3,274	104,856	—	145,090
Total inventories, net	—	88,184	—	4,859	226,495	—	319,538
Other assets, net	248	51,782	—	1,476	63,410	—	116,916
Deferred tax asset	23,954	19,142	—	455	(37,074)	—	6,477
Discontinued operations	—	—	—	—	4,640	—	4,640
Total current assets	107,152	271,050	4,033	23,987	1,052,134	—	1,458,356
Properties, net	13,501	886,858	—	18,850	1,502,275	—	2,421,484
Goodwill	—	11,385	—	3,099	2,954,192	—	2,968,676
Other intangibles, net	—	23,281	—	10,477	4,361,536	—	4,395,294
Net investment in and advances to subsidiaries	4,256,365	6,332,906	—	—	—	(10,589,271)	—
Deferred tax asset	448,460	82,751	—	67,911	(467,773)	—	131,349
Other assets	10,911	23,800	5,763	10	183,453	—	223,937
Discontinued operations	—	—	—	—	4,317	—	4,317
Total assets	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,117	$182,254	$—	$1,994	$233,285	$—	$419,650
Accrued expenses and other liabilities	31,054	256,793	18,206	4,972	914,381	—	1,225,406
Deferred tax liability	45,437	—	—	(2)	70,894	—	116,329
Short-term borrowings and current portion of long-term debt	—	(344)	(192)	—	4,977	—	4,441
Discontinued operations	—	—	—	—	34,290	—	34,290
Total current liabilities	78,608	438,703	18,014	6,964	1,257,827	—	1,800,116
Long-term debt	—	848,049	1,070,446	—	211,350	—	2,129,845
Deferred tax liability	369,449	107,989	—	1,749	127,813	—	607,000
Other liabilities	6,664	545,237	7,684	—	557,086	—	1,116,671
Discontinued operations	—	—	—	—	85,643	—	85,643
Total liabilities	454,721	1,939,978	1,096,144	8,713	2,239,719	—	5,739,275
Minority interests	—	—	—	—	46,782	—	46,782
Total stockholders’ equity	4,381,668	5,692,053	(1,086,348)	115,621	7,303,633	(10,589,271)	5,817,356
Total liabilities and stockholders’ equity	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 25, 2005
(IN THOUSANDS )
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$998	$1,269	$31	$5,575	$31,540	$—	$39,413
Accounts receivable, net	—	88,456	—	8,744	602,377	—	699,577
Other receivables, net	9,085	39,772	3,759	(1,024)	78,531	—	130,123
Total inventories, net	—	102,765	—	7,890	204,070	—	314,725
Other assets, net	—	37,540	—	369	75,238	—	113,147
Deferred tax asset	(159)	19,142	—	455	689	—	20,127
Discontinued operations	—	—	—	—	151,130	—	151,130
Total current assets	9,924	288,944	3,790	22,009	1,143,575	—	1,468,242
Properties, net	2,287	801,833	—	19,439	1,482,002	—	2,305,561
Goodwill	—	11,386	—	20,513	2,839,421	—	2,871,320
Other intangibles, net	—	23,799	—	10,426	4,389,099	—	4,423,324
Net investment in and advances to subsidiaries	3,629,833	6,093,651	—	—	—	(9,723,484)	—
Deferred tax asset	2,480	107,246	—	67,703	(115,818)	—	61,611
Other assets	10,385	34,768	6,632	987	188,172	—	240,944
Discontinued operations	—	—	—	—	428,263	—	428,263
Total assets	$3,654,909	$7,361,627	$10,422	$141,077	$10,354,714	$(9,723,484)	$11,799,265
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,106	$156,123	$—	$2,202	$212,893	$—	$372,324
Accrued expenses and other liabilities	18,461	272,088	17,107	4,959	838,484	—	1,151,099
Deferred tax liability	—	—	—	(2)	106,486	—	106,484
Short-term borrowings and current portion of long-term debt	—	167,036	(192)	—	181,258	—	348,102
Discontinued operations	—	—	—	—	258,607	—	258,607
Total current liabilities	19,567	595,247	16,915	7,159	1,597,728	—	2,236,616
Long-term debt	—	850,243	1,070,518	—	215,907	—	2,136,668
Deferred tax liability	1,507	116,617	—	—	488,002	—	606,126
Other liabilities	7,141	472,613	5,770	—	618,619	—	1,104,143
Discontinued operations	—	—	—	—	307,183	—	307,183
Total liabilities	28,215	2,034,720	1,093,203	7,159	3,227,439	—	6,390,736
Minority interests	—	—	—	—	83,812	—	83,812
Total stockholders’ equity	3,626,694	5,326,907	(1,082,781)	133,918	7,043,463	(9,723,484)	5,324,717
Total liabilities and stockholders’ equity	$3,654,909	$7,361,627	$10,422	$141,077	$10,354,714	$(9,723,484)	$11,799,265

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH F LOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,928)	$139,683	$(52,780)	$7,745	$762,524	$833,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(6,068)	(274,605)	—	(1,442)	(164,261)	(446,376)
Proceeds from sales of properties and intangible assets	—	10,783	—	108	18,227	29,118
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	—	—	36,520	36,520
Trade loan repayments from customers	—	—	—	—	34,152	34,152
Trade loans advanced to customers	—	—	—	—	(27,982)	(27,982)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,454)	—	—	83,919	79,465
Other	—	290	—	—	—	290
Net cash used in investing activities	(6,068)	(267,986)	—	(1,334)	(19,425)	(294,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	83,348	—	—	—	—	83,348
Excess tax benefits from share-based compensation	7,474	—	—	—	—	7,474
Dividends paid	(84,078)	44,028	—	(44,028)	(26,485)	(110,563)
Dividends paid to minority interest holders	—	—	—	—	(17,790)	(17,790)
Payments on long-term debt and capital lease obligations	—	—	—	—	(7,361)	(7,361)
Proceeds from short-term borrowings	—	—	—	—	83,664	83,664
Payments on short-term borrowings	—	—	—	—	(98,110)	(98,110)
Net payments on commercial paper	—	(167,379)	—	—	—	(167,379)
Net payments on revolving credit facilities	—	—	—	—	(166,177)	(166,177)
Change in overdraft balances and other	(4,426)	(8,987)	—	—	5,952	(7,461)
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances (to) subsidiaries	107,771	261,179	51,540	36,487	(456,977)	—
Net cash provided by (used in) financing activities	110,089	128,841	51,540	(7,541)	(684,168)	(401,239)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	80,093	538	(1,240)	(1,130)	58,931	137,192
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,241	400	3,940	5,581
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413
Balance at end of period	$81,091	$1,807	$32	$4,845	$94,411	$182,186

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH F LOWS
FOR THE YEAR ENDED DECEMBER 25, 2005
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(78,442)	$180,626	$(7,253)	$31,440	$295,904	$422,275
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,357)	(180,161)	—	(1,457)	(222,070)	(406,045)
Proceeds from sales of properties and intangible assets	—	294	—	443	41,713	42,450
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Cash recognized on Merger with Molson	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(20,382)	—	—	—	(20,382)
Trade loan repayments from customers	—	—	—	—	42,460	42,460
Trade loans advanced to customers	—	—	—	—	(25,369)	(25,369)
Other	—	—	—	—	16	16
Discontinued operations	—	—	—	—	(2,817)	(2,817)
Net cash used in investing activities	(2,357)	(200,249)	—	(1,014)	(109,088)	(312,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	55,228	—	—	1	—	55,229
Dividends paid	(76,146)	—	—	—	(33,814)	(109,960)
Dividends paid to minority interest holders	—	—	—	—	(10,569)	(10,569)
Proceeds from (payments on) issuances of long-term debt	—	—	1,051,056	—	(13,242)	1,037,814
Payments on long-term debt and capital lease obligations	—	—	—	—	(584,056)	(584,056)
Proceeds from short-term borrowings	—	—	875,060	—	175,626	1,050,686
Payments on short-term borrowings	—	—	—	—	(1,887,558)	(1,887,558)
Net proceeds from commercial paper	—	165,795	—	—	—	165,795
Net (payments on) proceeds from revolving credit facilities	—	(12,500)	(1,025,650)	—	1,189,423	151,273
Debt issuance costs	(4,635)	—	—	—	(6,822)	(11,457)
Settlements on debt-related derivatives	(11,285)	—	—	—	—	(11,285)
Change in overdraft balances and other	—	8,487	—	—	(328)	8,159
Other—discontinued operations	—	—	—	—	(42,846)	(42,846)
Net activity in investments and advances from (to) subsidiaries	115,435	(157,878)	(893,182)	(28,107)	963,732	—
Net cash provided by (used in) financing activities	78,597	3,904	7,284	(28,106)	(250,454)	(188,775)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(2,202)	(15,719)	31	2,320	(63,638)	(79,208)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	703	(5,095)	(4,392)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013
Balance at end of period	$998	$1,269	$31	$5,575	$31,540	$39,413

MOLSON COORS BREWING COMP ANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004
(IN THOUSANDS )

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$71,752	$100,841	$—	$116,804	$210,511	$499,908
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	—	(99,228)	—	(2,593)	(109,709)	(211,530)
Proceeds from sales of properties and intangible assets	—	14,209	—	428	57,426	72,063
Trade loan repayments from customers	—	—	—	—	54,048	54,048
Trade loans advanced to customers	—	—	—	—	(25,961)	(25,961)
Cash received from pensions settlement with the former owner of our U.K. subsidiary	—	—	—	—	25,836	25,836
Cash recognized on initial consolidation of joint ventures	—	—	—	—	20,840	20,840
Other	—	—	—	—	—	—
Investment in Molson USA, LLC	—	(2,744)	—	—	—	(2,744)
Net cash (used in) provided by investing activities	—	(87,763)	—	(2,165)	22,480	(67,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	66,764	—	—	—	—	66,764
Dividends paid	(30,535)	—	—	—	—	(30,535)
Dividends paid to minority interest holders	—	—	—	—	(7,218)	(7,218)
Payments on long-term debt and capital lease obligations	(17,461)	(86,000)	—	—	(11,168)	(114,629)
Proceeds from (payments on) short-term borrowings	—	102,400	—	—	77,557	179,957
Payments on short-term borrowings	—	(97,400)	—	—	(91,318)	(188,718)
Net payments on from commercial paper	—	(250,000)	—	—	—	(250,000)
Change in overdraft balances and other	—	6,189	—	—	2,526	8,715
Net activity in investments and advances from (to) subsidiaries	(87,774)	327,919	—	(116,553)	(123,592)	—
Net cash provided by (used in) financing activities	(69,006)	3,108	—	(116,553)	(153,213)	(335,664)
CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	2,746	16,186	—	(1,914)	79,778	96,796
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1,617	5,160	6,777
Balance at beginning of year	454	802	—	2,849	15,335	19,440
Balance at end of period	$3,200	$16,988	$—	$2,552	$100,273	$123,013

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

The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a—15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on

its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 which appears herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

As previously reported in our first quarter 2005 Quarterly Report on Form 10-Q/A, we had identified a material weakness in internal control over financial reporting with respect to accounting for income taxes, which continued to exist as of December 25, 2005.  Our remediation plan included the following activities:

•      We hired additional experienced tax staff including a new vice president of tax and two additional senior level tax managers;

•      We implemented additional procedures to ensure adequate levels of review in this area; and

•      We implemented new tax provision calculation software that has improved transparency, automated calculations and improved controls surrounding accounting for income taxes, particularly with respect to the global tax provision preparation.

As of December 31, 2006, we completed the execution of our remediation plan, evaluated and tested the effectiveness of these controls as of December 31, 2006 and determined that the material weakness related to income tax accounting has been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

Incorporated by reference to the Company’s definitive proxy statement.

ITEM 11.         Executive Compensation

Incorporated by reference to the Company’s definitive proxy statement.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Company’s definitive proxy statement.

Equity Compensation Plan Information

The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the “EI Plan”), the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan as of December 31, 2006. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)(2)	9,110,488	$64.73	1,631,975
Equity compensation plans not approved by security holders	None	None	None

(1)           We may issue securities under our equity compensation plan in forms other than options, warrants or rights.  Under the EI plan, we may issue restricted stock awards, as that term is defined in the EI plan.

(2)           In connection with the Merger, we exchanged approximately 1.3 million Molson stock options for Molson Coors stock options under our EI plan.  In order to accommodate the exchange, the Compensation Committee for the Coors Board of Directors approved 5.0 million shares for exchange under the EI plan in 2005.

As of December 31, 2006, there were 314,247 restricted stock units (RSUs) outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) lapsed as of the Merger on February 9, 2005, as well as RSUs issued subsequent to the Merger. RSUs previously were granted only to executives. These restricted shares, along with common stock convertible equivalent units, accrue dividends which will be convertible into MCBC Class B stock at the end of three years and were offered to a broader mix of employees beginning in 2006. These instruments are meant to reward exceptional performance and encourage retention. The number granted each year, if any, will be based upon performance.

All unvested securities issued under the EI Plan and the Equity Compensation Plan for Non-Employee Directors vested immediately upon the Merger.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the Company’s definitive proxy statement.

ITEM 14.         Principal Accountant Fees and Services

Incorporated by reference to the Company’s definitive proxy statement.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)          Financial Statements, Financial Statement Schedules and Exhibits

The following are filed as a part of this Report on Form 10-K

(1)         Management’s Report to Stockholders

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 26, 2004

Consolidated Balance Sheets at December 31, 2006 and December 25, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 26, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 26, 2004

Notes to Consolidated Financial Statements

(2)         Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006, December 25, 2005 and December 26, 2004

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

4.4	Molson Inc. 1988 Canadian Stock Option Plan, as revised (incorporated by reference to Exhibit 4.3 to Form S-8, filed February 8, 2005).
4.5	Molson Coors Brewing Company Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to Form S-8, filed April 18, 2005).
4.6

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

4.7

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

4.8

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

4.9	U.S. $300,000,000 in aggregate principal amount of 4.85% Notes due 2010 (incorporated by reference to Exhibit 4.4 to Form S-4, filed October 19, 2005).
4.10	CAD $900,000,000 in aggregate principal amount of 5.00% Notes due 2015 (incorporated by reference to Exhibit 4.5 to Form 10-Q, filed November 4, 2005).

4.11

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

4.12

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

10.6	Adolph Coors Company Water Augmentation Plan (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1989).
10.7	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001 (incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 30, 2001).
10.8	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001 (incorporated by reference to Exhibit 10.13 to Form 8-K/A filed April 18, 2002).
10.9*

Adolph Coors Company Deferred Compensation Plan, As Amended and Restated effective January 1, 2002, As Corrected and Conformed June 30, 2004 (incorporated by reference to Exhibit 10.16 to Form 10-Q, filed with the SEC on August 5, 2004).

10.10

Purchase and sale agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2003, filed by Graphic Packaging International Corporation).

10.11	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003 (incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended September 29, 2003).
10.12

Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003 (incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended September 29, 2003).

10.13

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

10.14

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

10.15*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 1, 2005).
10.16*	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on July 1, 2005).
10.17

Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 7, 2005).

10.18

Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated May 7, 2005).

10.19

Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated February 15, 2005).

10.20*	Form of Executive Continuity and Protection Program Letter Agreement (incorporated by reference to Exhibit 10.7 to Form 10-Q filed May 11, 2005).
10.21	Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 4, 2006).
10.22	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 4, 2006).
10.23

Employment Agreements by and among Molson Coors Brewing Company and Frits D. van Paasschen dated February 28, 2005 and March 21, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 4, 2006).

10.24	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 4, 2006).
10.25	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 4, 2006).
10.26	Directors’ Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 2, 2006).
10.27

First Amendment dated as of August 31, 2006 to the Credit Agreement (“Credit Agreement”) dated as of March 2, 2005, among Molson Coors Brewing Company (the “Company”), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 2, 2006).

10.28

Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 2, 2006)

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*                    Represents a management contract.

(b)          Exhibits

The exhibits at 15(a) (3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

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

By	/s/ ERIC H. MOLSON	Chairman
Eric H. Molson
By	/s/ PETER H. COORS	Vice Chairman
Peter H. Coors
By	/s/ FRANCESCO BELLINI	Director
Francesco Bellini
By	/s/ ROSALIND G. BREWER	Director
Rosalind G. Brewer
By	/s/ JOHN E. CLEGHORN	Director
John E. Cleghorn
By	/s/ MELISSA E. COORS OSBORN	Director
Melissa E. Coors Osborn
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ FRANKLIN W. HOBBS	Director
Franklin W. Hobbs

By	/s/ GARY S. MATTHEWS	Director
Gary S. Matthews
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ DAVID P. O’BRIEN	Director
David P. O’Brien
By	/s/ PAMELA H. PATSLEY	Director
Pamela H. Patsley
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley

February 28, 2007

SCHEDULE II

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

			Additions
	Balance at	Acquired	charged to		Foreign
	beginning of	with	costs and		exchange	Balance at
	year	Molson	expenses	Deductions (1)	impact	end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2006	$9,480	$—	$2,922	$(3,085)	$1,046	$10,363
December 25, 2005	$9,110	$1,736	$1,534	$(2,150)	$(750)	$9,480
December 26, 2004	$12,413	$—	$2,158	$(7,458)	$1,997	$9,110
Allowance for doubtful accounts—current trade loans
Year ended:
December 31, 2006	$3,629	$—	$591	$(1,064)	$283	$3,439
December 25, 2005	$3,883	$—	$1,024	$(887)	$(391)	$3,629
December 26, 2004	$4,641	$—	$385	$(1,468)	$325	$3,883
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 31, 2006	$10,329	$—	$1,774	$(3,193)	$1,408	$10,318
December 25, 2005	$11,053	$—	$2,916	$(2,523)	$(1,117)	$10,329
December 26, 2004	$12,548	$—	$1,097	$(3,539)	$947	$11,053
Allowance for obsolete inventories and supplies
Year ended:
December 31, 2006	$11,933	$—	$4,830	$(4,155)	$681	$13,289
December 25, 2005	$11,564	$69	$16,655	$(15,718)	$(637)	$11,933
December 26, 2004	$15,911	$—	$28,117	$(33,073)	$609	$11,564

(1)          Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.