Form 10-Q
period 2007-04-01
MOLSON COORS BREWING CO
filed 2007-05-09
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended April 1, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-14829

Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver, Colorado, USA 1555 Notre Dame Street East, Montréal, Québec, Canada	80202 H2L 2R5
(Address of principal executive offices)	(Zip Code)

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 27, 2007:

Class A Common Stock—1,337,386 shares
Class B Common Stock—70,452,459 shares

  Exchangeable shares:

        As of April 27, 2007, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—1,657,110
Class B Exchangeable shares—15,889,841

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Sales	$1,651,195	$1,543,946
Excise taxes	(422,584)	(390,100)

Net sales	1,228,611	1,153,846
Cost of goods sold	(770,162)	(726,668)

Gross profit	458,449	427,178
Marketing, general and administrative expenses	(396,798)	(388,858)
Special items, net	(8,231)	(26,831)

Operating income	53,420	11,489
Interest expense, net	(26,318)	(31,955)
Other income (expense), net	1,251	(2,241)

Income (loss) from continuing operations before income taxes	28,353	(22,707)
Income tax (expense) benefit	(5,313)	7,438

Income (loss) from continuing operations before minority interests	23,040	(15,269)
Minority interests in net income of consolidated entities	(3,803)	(3,301)

Income (loss) from continuing operations	19,237	(18,570)
Loss from discontinued operations, net of tax	(14,830)	(11,667)

Net income (loss)	$4,407	$(30,237)

Basic and diluted income (loss) per share:
From continuing operations	$0.22	$(0.22)
From discontinued operations	(0.17)	(0.13)

Basic and diluted net income (loss) per share	$0.05	$(0.35)

Weighted average shares—basic	88,071	85,683
Weighted average shares—diluted	89,120	85,683

See notes to unaudited condensed consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	As of
	April 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$119,364	$182,186
Accounts receivable, net	595,140	683,509
Other receivables, net	134,313	145,090
Inventories:
Finished, net	165,157	138,449
In process	53,143	38,692
Raw materials	71,144	80,918
Packaging materials, net	75,883	61,479

Total inventories, net	365,327	319,538
Other assets, net	115,271	116,916
Deferred tax assets	6,624	6,477
Discontinued operations	4,688	4,640

Total current assets	1,340,727	1,458,356
Properties, net	2,560,609	2,421,484
Goodwill	2,983,210	2,968,676
Other intangibles, net	4,422,381	4,395,294
Deferred tax assets	113,739	131,349
Notes receivable, net	68,408	75,243
Other assets	146,475	148,694
Discontinued operations	4,362	4,317

Total assets	$11,639,911	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	As of
	April 1, 2007	December 31, 2006
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$293,960	$419,650
Accrued expenses and other liabilities	978,663	1,225,406
Deferred tax liabilities	74,948	116,329
Short-term borrowings and current portion of long-term debt	85,794	4,441
Discontinued operations	34,137	34,290

Total current liabilities	1,467,502	1,800,116
Long-term debt	2,139,835	2,129,845
Pension and post-retirement benefits	714,401	753,697
Derivative hedging instruments	263,866	269,253
Deferred tax liabilities	615,680	607,000
Unrecognized tax benefits	274,608	—
Other liabilities	91,420	93,721
Discontinued operations	102,056	85,643

Total liabilities	5,669,368	5,739,275
Minority interests	49,241	46,782
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,337,386 shares at April 1, 2007 and December 31, 2006)	13	13
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 70,364,218 shares and 66,608,483 shares at April 1, 2007 and December 31, 2006, respectively)	704	666
Class A exchangeable shares (issued and outstanding: 1,657,112 shares and 1,657,125 shares at April 1, 2007 and December 31, 2006, respectively)	124,698	124,699
Class B exchangeable shares (issued and outstanding: 15,930,914 shares and 17,421,768 shares at April 1, 2007 and December 31, 2006, respectively)	1,198,805	1,310,989

Total capital stock	1,324,220	1,436,367
Paid-in capital	2,669,628	2,390,556
Retained earnings	1,544,014	1,673,455
Accumulated other comprehensive income	383,440	316,978

Total stockholders' equity	5,921,302	5,817,356

Total liabilities and stockholders' equity	$11,639,911	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net income (loss)	$4,407	$(30,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83,399	111,224
Share-based compensation	6,751	4,338
Loss on sale or impairment of properties and intangibles	585	3,063
Deferred income taxes	1,135	(2,997)
Equity in net (income) loss of unconsolidated affiliates	(2,603)	217
Minority interest in net income of consolidated entities	3,803	3,301
Excess tax benefits from share-based compensation	(15,771)	(60)
Change in current assets and liabilities and other	(269,205)	(111,774)
Discontinued operations	14,830	12,550

Net cash used in operating activities	(172,669)	(10,375)

Cash flows from investing activities:
Additions to properties and intangible assets	(106,967)	(87,115)
Proceeds from sales of properties and intangible assets	1,013	853
Trade loan repayments from customers	7,125	6,109
Trade loans advanced to customers	(5,215)	(5,610)
Other	201	—
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	63,813

Net cash used in investing activities	(103,843)	(21,950)

Cash flows from financing activities:
Issuances of stock under equity compensation plans	144,922	13,986
Excess tax benefits from share-based compensation	15,771	60
Dividends paid	(28,439)	(27,408)
Dividends paid to minority interest holders	—	(2,866)
Payments on long-term debt and capital lease obligations	(138)	(1,098)
Proceeds from short-term borrowings	86,382	45,858
Payments on short-term borrowings	(66,097)	(44,807)
Net proceeds from commercial paper	—	132,143
Net proceeds from (payments on) revolving credit facilities	60,165	(68,816)
Change in overdraft balances and other	753	8,253
Discontinued operations	—	(884)

Net cash provided by financing activities	213,319	54,421

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(63,193)	22,096
Effect of foreign exchange rate changes on cash and cash equivalents	371	(2,220)
Balance at beginning of year	182,186	39,413

Balance at end of period	$119,364	$59,289

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007

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

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the thirteen week period ended April 1, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2007 and 2006 consisted of 13 weeks ending on April 1, 2007 and March 26, 2006, respectively. Fiscal year 2007 will consist of 52 weeks ending on December 30, 2007. Fiscal year 2006 consisted of 53 weeks ending on December 31, 2006, with the extra week falling in the fourth quarter of 2006.

        Since the Merger, the results of Cervejarias Kaiser Brasil S.A. (Kaiser) (now reported as discontinued operations) and Brewers Retail Inc. (BRI) are reported one month in arrears in the accompanying unaudited condensed consolidated financial statements.

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

Properties

        In the first quarter of 2007, we completed a re-evaluation of the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage.

        The following table details the ranges of the useful economic life ranges assigned to depreciable property, plant and equipment:

	Useful Economic Lives as of April 1, 2007	Useful Economic Lives as of December 31, 2006
Buildings and improvements	20 - 40 years	10 - 40 years
Machinery and equipment	3 - 25 years	3 - 20 years
Furniture and fixtures	3 - 10 years	3 - 10 years

        These changes in depreciable lives are reflected as a change in estimate and are being recognized prospectively beginning in the first quarter of 2007. These changes resulted in a reduction of approximately $4.5 million in our consolidated depreciation expense for the first quarter of 2007.

Statement of Cash Flows—Supplemental Data

        During the first quarter of 2007, CBL became legally obligated to purchase the keg population it was using for its beer after our third-party logistics provider that had previously owned and managed the kegs was placed in receivership. The addition of the kegs resulted in increases to "Properties, net" and "Accrued expenses and other liabilities" of approximately $90 million. Cash consideration for the kegs was paid in the second quarter of 2007 and will be presented as "Additions to properties and intangible assets" in the Consolidated Statements of Cash Flows in the second quarter of 2007.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments"

        SFAS 155 was issued in February 2006 and became effective for us in the first quarter of 2007. Among other factors, SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value accounting for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of this standard had no material impact on our results of operations or financial position.

SFAS No. 156 "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140"

        SFAS 156 was issued in February 2006 and became effective for us in the first quarter 2007. The new standard, which is an amendment to SFAS 140, simplifies the accounting for servicing assets and liabilities by addressing the recognition and measurement of separately recognized servicing assets and liabilities and providing an approach to simplify efforts to obtain hedge-like accounting. The adoption of this standard had no material impact on our results of operations or financial position.

FASB's Emerging Issue Task Force Issue No. 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)"

        In June 2006, the FASB ratified a consensus on EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. The adoption of this standard had no material impact in the first quarter of 2007 and is not expected to have a material impact on our results of operations.

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        On January 1, 2007, we adopted the FASB's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. As a result of the adoption of FIN 48, we have increased tax-related liabilities by a total of $132.1 million and recorded $3.9 million as a current unrecognized tax benefit and $128.2 million as a non-current unrecognized tax benefit. The cumulative effect of applying the new requirement has been recorded as a reduction to the beginning balance of retained earnings in the amount of $105.4 million, an increase to goodwill in the amount of $2.3 million (See Note 7) and an increase to deferred tax assets of $24.4 million. The adjustment to goodwill reflects changes to liabilities for uncertain tax positions established in the opening balance sheet of the acquisition of CBL in 2002 and the Merger in 2005. See Note 5 for further discussion.

        As the adoption of FIN 48 impacted Retained Earnings, the following summarizes the activity in Retained Earnings from December 31, 2006 to April 1, 2007 (in thousands):

Retained earnings
Balance at December 31, 2006	$1,673,455
Adjustment to adopt FIN 48	(105,409)
Net income	4,407
Cash dividends	(28,439)

Balance at April 1, 2007	$1,544,014

New Accounting Pronouncements

SFAS No. 157 "Fair Value Measurements"

        SFAS 157 was issued in September 2006 and will be effective for us in the first quarter of our 2008 fiscal year. This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We are still in the process of reviewing the impact, if any, that SFAS 157 will have on our financial statements.

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115"

        SFAS 159 was issued in February 2007 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We have not yet determined if we will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on our financial statements.

2.     BUSINESS SEGMENTS

        The Company has three reporting segments: Canada, United States (U.S.) and Europe. Our reporting segments are driven by geographic regions which is the basis on which our chief operating decision maker evaluates the performance of the business. Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments.

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Intersegment revenues are insignificant and eliminated in consolidation.

        The following tables represent net sales and reconciliations of amounts shown as income (loss) before income taxes for each segment, to income (loss) from continuing operations shown on the condensed consolidated statements of operations:

	Thirteen Weeks Ended April 1, 2007
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales(1)	$337,853	$588,059	$301,564	$1,135	$1,228,611
Income (loss) before income taxes	$41,186	$45,237	$(8,654)	$(49,416)	$28,353
Income tax expense					(5,313)

Income before minority interests					23,040
Minority interests					(3,803)

Income from continuing operations					$19,237

(1)
Corporate amounts are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands.

	Thirteen Weeks Ended March 26, 2006
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales(1)	$329,319	$551,274	$272,579	$674	$1,153,846
Income (loss) before income taxes	$45,317	$15,024	$(21,172)	$(61,876)	$(22,707)
Income tax benefit					7,438

Loss before minority interests					(15,269)
Minority interests					(3,301)

Loss from continuing operations					$(18,570)

(1)
Corporate amounts are reflective of revenues associated with the marketing of the Company's intellectual property, including trademarks and brands.

3.     SPECIAL ITEMS, NET

        We have incurred charges or gains that are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below details special items recorded in the first quarters of 2007 and 2006, by program:

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
	(In thousands)
Canada—Restructuring charge	$4,079	$—
U.S.—Memphis brewery accelerated depreciation	—	19,610
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	—	4,522
U.S.—Insurance recovery—environmental	—	(2,408)
Europe—Restructuring charge	4,152	6,667
Europe—Other exit costs	—	1,136
Corporate—Gain on change in control agreements for Coors executives	—	(2,696)

Total special items	$8,231	$26,831

Canada Segment

        In the first quarter of 2007, the Canada segment began a restructuring program focused on labor savings across production and sales, general and administrative functions, and also on the reduction of overhead expenses. This restructuring program will cost approximately $7.8 million in 2007, with $4.1 million expensed in the first quarter of 2007. The restructuring program impacted approximately 50 employees in the first quarter of 2007, and we expect to realize the restructuring program benefits in slightly over one year.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$608
Charges incurred	4,079
Payments made	(1,140)
Foreign currency and other adjustments	45

Balance at April 1, 2007	$3,592

U.S. Segment

        The U.S. segment recognized no special items in 2007 and $21.7 million of net special items in the first quarter of 2006. In the first quarter of 2006, $19.6 million of these charges related to accelerated depreciation, and the remaining $4.5 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis plant was closed and sold during the third quarter of 2006. The first quarter 2006 special items were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit consistent with the classification of the charge in a previous year. The cash received did not impact our estimated environmental liability associated with this site.

        The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 31, 2006	$27,645	$441	$28,086
Charges incurred	—	—	—
Payments made	(790)	(157)	(947)
Other adjustments	—	(129)	(129)

Balance at April 1, 2007	$26,855	$155	$27,010

        The liability for severance and other employee-related costs represents a $26.9 million estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our former Memphis location and is expected to be paid by September 2007.

Europe Segment

        The Europe segment recognized $4.2 million and $7.8 million of net special items in the first quarters of 2007 and 2006, respectively. The 2007 and 2006 net items were predominantly employee termination costs associated with supply chain and back-office restructuring efforts in the U.K.

        During 2006, there were supply chain and back-office restructuring efforts impacting approximately 250 and 120 employees, respectively. As of April 1, 2007, 273 employees had terminated employment under this restructuring plan. The remaining supply chain and back-office terminations are expected through 2008. In the first quarter of 2007, an additional 10 employees were terminated, of the total employees terminated under this restructuring plan, resulting in a cost of $1.0 million.

        Additionally, during the first quarter of 2007, the Europe segment implemented further cost reduction efforts in the segment as a part of a supply chain restructuring program. We have reduced headcount by approximately 30 employees and recognized $3.2 million of special charges in the first quarter of 2007 and we expect to realize the restructuring plan benefits in just over one year.

        The following summarizes the activity in the Europe segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$4,016
Charges incurred	4,152
Payments made	(4,085)
Foreign currency and other adjustments	54

Balance at April 1, 2007	$4,137

Corporate

        The Corporate segment recognized no special items in the first quarter of 2007 compared to a $2.7 million special benefit in 2006. The 2006 special benefit reflects the result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger.

4.     DISCONTINUED OPERATIONS

        On January 13, 2006, we sold a 68% equity interest in the entity that comprised our previously-reported Brazil operating segment, Kaiser, to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. As discussed in Note 9, we indemnified FEMSA with respect to certain tax and other liabilities. Another brewer held a 17% equity interest in the Kaiser business at the time of this transaction. During the fourth quarter of 2006, we exercised a put option on our remaining 15% interest which had a carrying value of $2 million at the time of the sale, and received a cash payment of $15.7 million, including $0.6 million of accrued interest. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        During a portion of the first quarter of 2006, when we had a controlling interest, Kaiser had $57.8 million of net sales and $2.3 million of pre-tax losses. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, as we reported Kaiser's results one month in arrears. The accounting for our interest in Kaiser changed after the reduction in our ownership in January 2006, resulting in accounting for our interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006. Amounts impacting the gain or loss from discontinued operations in the first quarter of 2007 and in 2006 following the sale are associated with changes in estimates of the carrying value of the liabilities related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 9.

        The table below summarizes the loss from discontinued operations, net of tax, presented on our condensed consolidated statements of operations:

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
	(In thousands)
Loss from operations of Kaiser prior to sale on January 13, 2006	$—	$(2,293)
Loss on sale of 68% of Kaiser	—	(2,797)
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses and accretion expense	(14,830)	(6,577)

Loss from discontinued operations, tax affected	$(14,830)	$(11,667)

5.     INCOME TAXES

        Our effective tax rate for the first quarter of 2007 was 19%. We anticipate that our 2007 full year effective tax rate will be in the range of 25% to 28%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to the settlement of certain prior year tax audits in the U.S. and Canada, the effects of which were recognized as a discrete benefit in the first quarter 2007 income tax provision.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are pending tax law changes in Canada and the U.K. that, if enacted, may result in significant changes to existing deferred income tax balances and the range of our 2007 effective tax rate.

        The tax technical correction bill enacted in Canada on February 21, 2007, did not result in the approximate $90 million income tax benefit previously disclosed by us. It is reasonably possible that the pending change in Canadian tax law will be enacted in the next 12 months. If enacted, it would result in an approximate $90 to $100 million decrease to the unrecognized tax benefits that would be recognized as an income tax benefit to the statement of operations. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months, other than the pending change in Canadian tax law. That one-time, non-cash income tax benefit depends upon another, related, tax technical correction bill in Canada that is still pending enactment and will be recorded in the quarter in which that bill is enacted.

        On January 1, 2007, we adopted the provisions of FIN 48 and we recognized an approximate $132.1 million increase in liabilities for uncertain tax positions. As a result, as of January 1, 2007, we had $297.4 million unrecognized tax benefits, of which approximately $257 million would, if recognized, affect the effective tax rate. Since January 1, 2007, these uncertain tax benefits decreased by $12.5 million primarily due to certain tax years being effectively settled during the first quarter of 2007 resulting in total unrecognized tax benefits of $284.9 million as of April 1, 2007.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service intends to commence examination of the 2005 and 2006 tax years in 2007 and expects the examination to conclude in late 2008. In addition, we have entered into the Compliance Assurance Process (CAP) program whereby the Internal Revenue Service will be examining certain 2007 transactions in the current year. Tax years through 2002 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2003 in Canada and expect the examination to conclude in late 2007. Tax years through 2001 are closed or have been effectively settled through examination in the U.K. We are currently under examination for tax years 2002 through 2004 in the U.K. and expect the examination of tax years 2002 and 2003 to conclude in late 2007 and tax year 2004 to conclude in early 2008. Tax years through 2003 are closed or have been effectively settled through examination in the Netherlands. We are currently under examination for tax year 2004 in the Netherlands and expect the examination to conclude in 2007.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Approximately $77.8 million of anticipated interest and penalty payments were accrued at January 1, 2007 in unrecognized tax benefits.

6.     EARNINGS PER SHARE (EPS)

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

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$19,237	$(18,570)
Loss from discontinued operations, net of tax	(14,830)	(11,667)

Net income (loss)	$4,407	$(30,237)

Weighted average shares for basic EPS	88,071	85,683
Effect of dilutive securities:
Employee stock options	990	—
Restricted and deferred stock units	59	—

Weighted average shares for diluted EPS	89,120	85,683

Basic and diluted income (loss) per share:
From continuing operations	$0.22	$(0.22)
From discontinued operations	(0.17)	(0.13)

Basic and diluted income (loss) per share	$0.05	$(0.35)

Dividends per share	$0.32	$0.32

        Anti-dilutive securities totaling 0.1 million and 4.1 million in the thirteen weeks ended April 1, 2007 and March 26, 2006, respectively, were not included in our calculation due to the fact that the stock options' exercise prices were greater than the average market price of the common shares or were anti-dilutive due to the impact of unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. Excess windfall tax benefits or shortfalls, calculated pursuant to the provisions of SFAS 123R, are included as a component of the assumed proceeds calculation using the treasury stock method.

        Outstanding performance stock awards, totaling 1.1 million on April 1, 2007, were excluded from dilutive shares as all necessary conditions required to be satisfied had not been met as of quarter-end. For the period ended March 26, 2006, options to purchase an additional 0.6 million of common stock (based on 5.2 million in-the-money stock options) whose exercise prices were below the average fair market value of the our common stock were excluded from the dilutive stock option calculation due to the net loss for that period. Also, 0.2 million restricted stock units and 0.1 million contingently issuable performance shares were excluded from the dilutive calculation in the thirteen weeks ended March 26, 2006, due to the net loss in that period.

7.     GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the thirteen weeks ended April 1, 2007 (in thousands):

Balance at December 31, 2006	$2,968,676
Deferred tax purchase accounting adjustments	(11,381)
Adoption of FIN 48 (See Notes 1 and 5)	2,278
Foreign currency translation	23,637

Balance at April 1, 2007	$2,983,210

        The following summarizes goodwill allocated between our reportable segments as follows:

	As of
	April 1, 2007	December 31, 2006
	(In thousands)
Canada	$739,902	$724,196
United States	1,345,048	1,350,571
Europe	898,260	893,909

Consolidated	$2,983,210	$2,968,676

        The following table presents details of our intangible assets, other than goodwill, as of April 1, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$290,887	$(100,014)	$190,873
Distribution rights	2 - 23	337,564	(115,386)	222,178
Patents and technology and distribution channels	3 - 10	32,437	(18,038)	14,399
Other	5 - 34	11,738	(5,129)	6,609
Intangible assets not subject to amortization:
Brands	Indefinite	3,083,385	—	3,083,385
Distribution networks	Indefinite	876,617	—	876,617
Other	Indefinite	28,320	—	28,320

Total		$4,660,948	$(238,567)	$4,422,381

        The following table presents details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$288,681	$(94,465)	$194,216
Distribution rights	2 - 23	334,342	(104,595)	229,747
Patents and technology and distribution channels	3 - 10	32,289	(17,754)	14,535
Other	5 - 34	11,737	(5,053)	6,684
Intangible assets not subject to amortization:
Brands	Indefinite	3,054,144	—	3,054,144
Distribution networks	Indefinite	867,672	—	867,672
Other	Indefinite	28,296	—	28,296

Total		$4,617,161	$(221,867)	$4,395,294

        The incremental change in the gross carrying amounts of intangibles from December 31, 2006 to April 1, 2007 is primarily due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

        We received notification from the Foster's Group (Foster's) during the fourth quarter of 2006 that they believe they have the right to terminate our U.S. License Agreement, effective in the fourth quarter of 2007. See Note 9, Contingencies, under Litigation and Other Disputes, for a discussion of this item and the potential impact to intangible assets.

        Based on foreign exchange rates as of April 1, 2007, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In thousands)
2007 - remaining	$42,844
2008	$57,125
2009	$51,151
2010	$34,692
2011	$31,898

        Amortization expense of intangible assets was $14.9 million and $19.0 million for the thirteen weeks ended April 1, 2007 and March 26, 2006, respectively.

8.     EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        The Company offers retirement plans in the United States, Canada and the United Kingdom that cover substantially all of its employees. Additionally, the Company offers other postretirement benefits to the majority of its U.S. and Canadian employees. The Company's net periodic pension costs under retirement plans and other postretirement benefits are as follows:

	Thirteen Weeks Ended April 1, 2007
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Defined Benefit Plans
Service cost	$7,797	$4,337	$9,904	$22,038
Interest cost	20,258	14,340	27,952	62,550
Expected return on plan assets	(25,463)	(17,484)	(39,646)	(82,593)
Amortization of prior service cost (benefit)	353	11	(1,589)	(1,225)
Amortization of net actuarial loss	6	3,458	1,295	4,759
Less expected participant contributions	(857)	—	(2,567)	(3,424)

Net periodic pension cost (benefit)	$2,094	$4,662	$(4,651)	$2,105

Other Postretirement Benefits
Service cost—benefits earned during the period	$2,158	$659	$—	$2,817
Interest cost on projected benefit obligation	3,295	1,977	—	5,272
Amortization of prior service cost	14	76	—	90
Amortization of net actuarial loss	321	830	—	1,151

Net periodic postretirement benefit cost	$5,788	$3,542	$—	$9,330

        The U.K. plan net periodic pension benefit is a result of a pension curtailment recognized in the second quarter of 2006.

	Thirteen Weeks Ended March 26, 2006
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Defined Benefit Plans
Service cost	$8,036	$4,915	$9,785	$22,736
Interest cost	20,186	13,654	23,686	57,526
Expected return on plan assets	(24,975)	(16,063)	(32,839)	(73,877)
Amortization of prior service cost (benefit)	533	11	(1,565)	(1,021)
Amortization of net actuarial loss	—	4,732	4,730	9,462
Less expected participant contributions	(867)	—	(2,499)	(3,366)

Net periodic pension cost	$2,913	$7,249	$1,298	$11,460

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,694	$784	$—	$2,478
Interest cost on projected benefit obligation	3,065	1,846	—	4,911
Amortization of prior service cost	—	52	—	52
Amortization of net actuarial loss	199	711	—	910

Net periodic postretirement benefit cost	$4,958	$3,393	$—	$8,351

        During the first quarter of 2007, employer contributions paid to the defined benefit plans were $24.0 million, $10.0 million and $6.6 million for the Canada, U.S. and U.K. plans, respectively. Expected total fiscal year 2007 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $163 million.

9.     CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 4, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The total base amount of potential claims in this regard, plus estimated accumulated penalties and interest, was $286 million on the date of sale. As of April 1, 2007, the fair value of the indemnity liability associated with the purchase tax credits on the balance sheet was $95 million, $4 million of which was classified as a current liability and $91 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $17.5 million during the first quarter of 2007 as a result of changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing at the date of sale. In this regard, however, FEMSA assumed their full share of all contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $32 million as of April 1, 2007, $21 million of which is classified as a current liability and $11 million of which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which will occur during the first half of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have resulted in the past and could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below provides a summary of contingency reserve balances from December 31, 2006, through April 1, 2007:

	Purchase tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In thousands)
Balance at December 31, 2006	$77,715	$33,260	$110,975
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses and accretion expense	17,480	(1,312)	16,168

Balance at April 1, 2007	$95,195	$31,948	$127,143

        Current liabilities of discontinued operations also include current tax liabilities of $9.0 million. Included in current and non-current assets of discontinued operations on the balance sheet are $4.7 million and $4.4 million, respectively, of deferred tax assets associated with the indemnity liabilities.

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

        In December 2005, Miller Brewing Company sued the Company and several subsidiaries in a Wisconsin federal court. Miller sought to invalidate a licensing agreement (the Agreement) allowing Molson Canada the sole distribution of Miller products in Canada. Miller also sought damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claimed that the Agreement's purposes had been frustrated as a result of the Merger. We filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect. We reached an agreement with Miller in the first quarter of 2007 resolving the dispute, resulting in amended agreements that extend our relationship and alter the financial terms of the arrangements. Based on the resolution reached, we have evaluated the carrying value of the intangible asset associated with the Miller arrangements and concluded that there is no potential impairment as of April 1, 2007.

        In late October 2006, Molson Canada received a letter from Foster's Group Limited purporting to provide twelve months' notice of its intention to terminate the Foster's U.S. License Agreement due to the Merger. The Agreement provides Molson Canada with the right to produce Foster's beer for the U.S. marketplace. In November 2006, Molson Canada filed a notice of action in Ontario, Canada disputing the validity of the termination notice. In December 2006, Foster's filed a separate application in Ontario, Canada seeking termination of the Agreement. A termination of this contract could result in an impairment of a significant portion of our distribution right intangible associated with the Foster's intangible, which has a carrying value of approximately $24.6 million at April 1, 2007. Molson Canada will vigorously defend its rights in these matters, although an adverse ruling is possible. A hearing on the merits of this dispute will take place during May 2007 and we expect the trial court to rule shortly thereafter on the validity of the Foster's termination notice.

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

  •
  a 2.5% inflation rate for future costs; and

  •
  certain operations and maintenance costs were discounted using a 4.70% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at April 1, 2007, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of April 1, 2007. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s prior to the Merger, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We are not yet able to estimate any potential liability associated with this site.

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

10.   OTHER COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of other comprehensive income (loss):

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006
	(In thousands)
Net income (loss)	$4,407	$(30,237)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	55,170	255
Currency effect on pension liability	(957)	3,289
Amortization of net prior service costs and net actuarial losses, net of tax	2,417	—
Unrealized gain (loss) on derivative instruments, net of tax	11,299	(199)
Reclassification adjustment—derivative instruments, net of tax	(1,467)	(5,552)

Other comprehensive income (loss)	$70,869	$(32,444)

11.   FINANCIAL INSTRUMENTS

        On April 10, 2007, the Company made certain internal transfers of assets, liabilities and subsidiaries as part of an internal reorganization. Concurrent with the reorganization, we entered into several cross currency swaps to hedge the foreign currency impact of inter-company GBP debt at a CAD functional subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the inter-company loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP 530 million. The fair value of the new cross currency swaps will depend on the relationship between GBP and CAD foreign exchange rates and interest rates. Generally, after April 10, 2007, the fair value of the new cross currency swaps will be stated as a liability if CAD strengthens against GBP, and will be stated as an asset if CAD weakens against GBP. The net effect of this swap eliminates our GBP interest expense, replacing it with CAD interest expense.

12.   SUPPLEMENTAL GUARANTOR INFORMATION

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
  USD $300 million 4.85% notes due 2010

  •
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

        The following information sets forth our Condensed Consolidating Statements of Operations for the thirteen weeks ended April 1, 2007, and March 26, 2006, our Condensed Consolidating Balance Sheets as of April 1, 2007, and December 31, 2006, and our Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended April 1, 2007, and March 26, 2006. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity derives from MCBC, which is the Parent Guarantor, and from Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which Canadian resident holders received in the Merger.

        On April 10, 2007, the Company made certain internal transfers of assets, liabilities and subsidiaries as part of an internal reorganization and as a result there will be changes in the guarantor structure, mainly affecting the presentation of the 2005 Issuer, Subsidiary Guarantors and Subsidiary Non-Guarantors, for our second quarter ending July 1, 2007.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$609,119	$—	$34,250	$1,007,826	$—	$1,651,195
Excise taxes		(90,054)	—	(707)	(331,823)	—	(422,584)

Net sales	—	519,065	—	33,543	676,003	—	1,228,611
Cost of goods sold	(34)	(323,486)	—	(27,609)	(419,033)	—	(770,162)
Equity in subsidiary earnings	21,745	13,019	—	—	—	(34,764)	—

Gross profit	21,711	208,598	—	5,934	256,970	(34,764)	458,449
Marketing, general and administrative expenses	(15,599)	(172,291)	—	(6,379)	(202,529)	—	(396,798)
Special items, net	—	—	—	—	(8,231)	—	(8,231)

Operating income (loss)	6,112	36,307	—	(445)	46,210	(34,764)	53,420
Interest (expense) income, net	918	(14,025)	(13,350)	219	(80)	—	(26,318)
Other income, net	86	724	—	276	165	—	1,251

Income (loss) from continuing operations before income taxes	7,116	23,006	(13,350)	50	46,295	(34,764)	28,353
Income tax expense	(2,709)	(1,261)	—	(1,215)	(128)	—	(5,313)

Income (loss) from continuing operations before minority interests	4,407	21,745	(13,350)	(1,165)	46,167	(34,764)	23,040
Minority interests in net income of consolidated entities	—	—	—	—	(3,803)	—	(3,803)

Income (loss) from continuing operations	4,407	21,745	(13,350)	(1,165)	42,364	(34,764)	19,237
Loss from discontinued operations, net of tax	—	—	—	—	(14,830)	—	(14,830)

Net income (loss)	$4,407	$21,745	$(13,350)	$(1,165)	$27,534	$(34,764)	$4,407

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$562,634	$—	$33,427	$947,885	$—	$1,543,946
Excise taxes	—	(84,884)	—	(455)	(304,761)	—	(390,100)

Net sales	—	477,750	—	32,972	643,124	—	1,153,846
Cost of goods sold	9	(303,664)	—	(27,955)	(395,058)	—	(726,668)
Equity in subsidiary earnings	19,750	55,120	—	—	—	(74,870)	—

Gross profit	19,759	229,206	—	5,017	248,066	(74,870)	427,178
Marketing, general and administrative expenses	(5,889)	(179,811)	—	(5,472)	(197,686)	—	(388,858)
Special items, net	2,695	(21,725)	—	1	(7,802)	—	(26,831)

Operating income (loss)	16,565	27,670	—	(454)	42,578	(74,870)	11,489
Interest (expense) income, net	(1,299)	133	(13,531)	1,783	(19,041)	—	(31,955)
Other income (expense), net	(101)	334	—	(34)	(2,440)	—	(2,241)

Income (loss) from continuing operations before income taxes	15,165	28,137	(13,531)	1,295	21,097	(74,870)	(22,707)
Income tax (expense) benefit	(45,402)	(8,387)	—	(769)	61,996	—	7,438

Income (loss) from continuing operations before minority interests	(30,237)	19,750	(13,531)	526	83,093	(74,870)	(15,269)
Minority interests in net income of consolidated entities	—	—	—	—	(3,301)	—	(3,301)

Income (loss) from continuing operations	(30,237)	19,750	(13,531)	526	79,792	(74,870)	(18,570)
Loss from discontinued operations, net of tax	—	—	—	—	(11,667)	—	(11,667)

Net income (loss)	$(30,237)	$19,750	$(13,531)	$526	$68,125	$(74,870)	$(30,237)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF APRIL 1, 2007
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,273	$2,645	$33	$6,428	$70,985	$—	$119,364
Accounts receivable, net	—	113,372	—	8,334	473,434	—	595,140
Other receivables, net	708	41,957	404	1,759	89,485	—	134,313
Total inventories, net	—	105,842	—	6,609	252,876	—	365,327
Other assets, net	82	46,271	—	1,568	67,350	—	115,271
Deferred tax assets	5,764	—	—	—	860	—	6,624
Discontinued operations	—	—	—	—	4,688	—	4,688

Total current assets	45,827	310,087	437	24,698	959,678	—	1,340,727
Properties, net	13,510	930,440	—	18,488	1,598,171	—	2,560,609
Goodwill	—	11,386	—	3,099	2,968,725	—	2,983,210
Other intangibles, net	—	23,205	—	10,477	4,388,699	—	4,422,381
Net investment in and advances to subsidiaries	4,461,206	6,254,280	—	—	—	(10,715,486)	—
Deferred tax assets	3,850	109,648	—	—	241	—	113,739
Other assets	10,604	21,273	5,603	11	177,392	—	214,883
Discontinued operations	—	—	—	—	4,362	—	4,362

Total assets	$4,534,997	$7,660,319	$6,040	$56,773	$10,097,268	$(10,715,486)	$11,639,911

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,605	$150,651	$—	$2,687	$138,017	$—	$293,960
Accrued expenses and other liabilities	(44,038)	272,739	1,854	5,394	742,714	—	978,663
Deferred tax liabilities	—	—	—	—	74,948	—	74,948
Short-term borrowings and current portion of long-term debt	—	(344)	(194)	—	86,332	—	85,794
Discontinued operations	—	—	—	—	34,137	—	34,137

Total current liabilities	(41,433)	423,046	1,660	8,081	1,076,148	—	1,467,502
Long-term debt	—	849,057	1,078,440	—	212,338	—	2,139,835
Deferred tax liabilities	(81,803)	81,165	—	634	615,684	—	615,680
Other liabilities	60,435	522,341	8,587	—	752,932	—	1,344,295
Discontinued operations	—	—	—	—	102,056	—	102,056

Total liabilities	(62,801)	1,875,609	1,088,687	8,715	2,759,158	—	5,669,368
Minority interests	—	—	—	—	49,241	—	49,241
Total stockholders' equity	4,597,798	5,784,710	(1,082,647)	48,058	7,288,869	(10,715,486)	5,921,302

Total liabilities and stockholders' equity	$4,534,997	$7,660,319	$6,040	$56,773	$10,097,268	$(10,715,486)	$11,639,911

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,091	$1,807	$32	$4,845	$94,411	$—	$182,186
Accounts receivable, net	—	79,035	—	9,078	595,396	—	683,509
Other receivables, net	1,859	31,100	4,001	3,274	104,856	—	145,090
Total inventories, net	—	88,184	—	4,859	226,495	—	319,538
Other assets, net	248	51,782	—	1,476	63,410	—	116,916
Deferred tax assets	23,954	19,142	—	455	(37,074)	—	6,477
Discontinued operations	—	—	—	—	4,640	—	4,640

Total current assets	107,152	271,050	4,033	23,987	1,052,134	—	1,458,356
Properties, net	13,501	886,858	—	18,850	1,502,275	—	2,421,484
Goodwill	—	11,385	—	3,099	2,954,192	—	2,968,676
Other intangibles, net	—	23,281	—	10,477	4,361,536	—	4,395,294
Net investment in and advances to subsidiaries	4,256,365	6,332,906	—	—	—	(10,589,271)	—
Deferred tax assets	448,460	82,751	—	67,911	(467,773)	—	131,349
Other assets	10,911	23,800	5,763	10	183,453	—	223,937
Discontinued operations	—	—	—	—	4,317	—	4,317

Total assets	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,117	$182,254	$—	$1,994	$233,285	$—	$419,650
Accrued expenses and other liabilities	31,054	256,793	18,206	4,972	914,381	—	1,225,406
Deferred tax liabilities	45,437	—	—	(2)	70,894		116,329
Short-term borrowings and current portion of long-term debt	—	(344)	(192)	—	4,977	—	4,441
Discontinued operations	—	—	—	—	34,290	—	34,290

Total current liabilities	78,608	438,703	18,014	6,964	1,257,827	—	1,800,116
Long-term debt	—	848,049	1,070,446	—	211,350	—	2,129,845
Deferred tax liabilities	369,449	107,989	—	1,749	127,813	—	607,000
Other liabilities	6,664	545,237	7,684	—	557,086	—	1,116,671
Discontinued operations	—	—	—	—	85,643	—	85,643

Total liabilities	454,721	1,939,978	1,096,144	8,713	2,239,719	—	5,739,275
Minority interests	—	—	—	—	46,782	—	46,782
Total stockholders' equity	4,381,668	5,692,053	(1,086,348)	115,621	7,303,633	(10,589,271)	5,817,356

Total liabilities and stockholders' equity	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(43,456)	$(45,550)	$(25,728)	$(529)	$(57,406)	$(172,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(1,190)	(62,913)	—	(111)	(42,753)	(106,967)
Proceeds from sales of properties and intangible assets, net	—	35	—	13	965	1,013
Trade loan repayments from customers	—	—	—	—	7,125	7,125
Trade loans advanced to customers	—		—	—	(5,215)	(5,215)
Other	—	201	—	—	—	201

Net cash used in investing activities	(1,190)	(62,677)	—	(98)	(39,878)	(103,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	144,922	—	—	—	—	144,922
Excess tax benefits from share-based compensation	15,771	—	—	—	—	15,771
Dividends paid	(22,763)	—	—	—	(5,676)	(28,439)
Payments on long-term debt and capital lease obligations	—	—	—	—	(138)	(138)
Proceeds from short-term borrowings	—	—	—	—	86,382	86,382
Payments on short-term borrowings	—	—	—	—	(66,097)	(66,097)
Net payments on commercial paper	—	—	—	—	—	—
Net proceeds from revolving credit facilities	—	—	—	—	60,165	60,165
Change in overdraft balances and other	(1,540)	(6,011)	—	—	8,304	753
Net activity in investments and advances (to) subsidiaries	(133,562)	115,076	25,728	2,210	(9,452)	—

Net cash provided by financing activities	2,828	109,065	25,728	2,210	73,488	213,319

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(41,818)	838	—	1,583	(23,796)	(63,193)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1	—	370	371
Balance at beginning of year	81,091	1,807	32	4,845	94,411	182,186

Balance at end of period	$39,273	$2,645	$33	$6,428	$70,985	$119,364

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2006
(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(12,295)	$(10,573)	$(26,153)	$3,976	$34,670	$(10,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,410)	(52,297)	—	(365)	(32,043)	(87,115)
Proceeds from sales of properties and intangible assets, net	—	21	—	(10)	842	853
Trade loan repayments from customers	—	—	—	—	6,109	6,109
Trade loans advanced to customers	—	—	—	—	(5,610)	(5,610)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813

Net cash (used in) provided by investing activities	(2,410)	(56,729)	—	(375)	37,564	(21,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	13,986	—	—	—	—	13,986
Excess income tax benefits from share-based compensation	60	—	—	—	—	60
Dividends paid	(20,403)	—	—	—	(7,005)	(27,408)
Dividends paid to minority interest holders	—	—	—	—	(2,866)	(2,866)
Payments on long-term debt and capital lease obligations	—	—	—	—	(1,098)	(1,098)
Proceeds from short-term borrowings	—	—	—	—	45,858	45,858
Payments on short-term borrowings	—	—	—	—	(44,807)	(44,807)
Net proceeds from commercial paper	—	132,143	—	—	—	132,143
Net payments on revolving credit facilities	—	—	—	—	(68,816)	(68,816)
Change in overdraft balances and other	(120)	(14,757)	—	—	23,130	8,253
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances from (to) subsidiaries	22,320	(49,712)	26,153	(2,342)	3,581	—

Net cash provided by (used in) financing activities	15,843	67,674	26,153	(2,342)	(52,907)	54,421

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	1,138	372	—	1,259	19,327	22,096
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(20)	(2,200)	(2,220)
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of period	$2,136	$1,641	$31	$6,814	$48,667	$59,289

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

        Our income from continuing operations for the thirteen weeks ended April 1, 2007 was $19.2 million compared to a loss from continuing operations for the thirteen weeks ended March 26, 2006 of $18.6 million. Our net income for the thirteen weeks ended April 1, 2007 was $4.4 million, or $0.05 per diluted share, compared to a net loss in the thirteen weeks ended March 26, 2006 of $30.2 million, or $0.35 per diluted share. Net sales for the thirteen weeks ended April 1, 2007 was $1,228.6 million on 8.9 million barrels of beer sold, versus $1,153.8 million on 8.6 million barrels sold in the same period of 2006. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

First quarter 2007 highlights are:

  •
  We grew total Company volume, driven by the U.S. and Canada segments.

  •
  As a brand-led Company, we continued our focus on brand building and increased local currency revenue per barrel in all three of our operating segments.

  •
  We grew operating income substantially in the quarter led by the U.S. segment.

Synergies and other cost savings initiatives

        Our 2007 goal is to achieve at least $55 million of Merger-related synergies and to exceed the $175 million of total synergies to be captured since the Merger. In the first quarter of 2007, we captured $14 million of Merger-related savings. These savings and the $125 million already realized in the past two years places us in a position to reach our overall Merger-related synergy goal. Moreover, we are implementing $250 million of next generation cost savings to be captured by 2009. We plan to capture $66 million of next generation cost savings during 2007.

Income taxes

        Our effective tax rate for the first quarter of 2007 was 19%. We anticipate that our 2007 full year effective tax rate will be in the range of 25% to 28%. Our first quarter effective tax rate is lower than our anticipated full year tax rate primarily due to the settlement of certain prior year tax audits in the U.S. and Canada, the effects of which were recognized as a discrete benefit in the first quarter 2007 income tax provision.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 4 "DISCONTINUED OPERATIONS" and Note 9 "CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, including amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated results of operations for the thirteen week periods ended April 1, 2007, and March 26, 2006 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.

Canada Segment Results of Operations

        Our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. (BRI) (consolidated), and Brewers' Distributor Ltd. (BDL).

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006	% change
	(In thousands, except percentages)
Volume in barrels	1,635	1,591	2.8%

Net sales	$337,853	$329,319	2.6%
Cost of goods sold	(198,541)	(188,528)	5.3%

Gross profit	139,312	140,791	(1.1)%
Marketing, general and administrative expenses	(96,317)	(95,996)	0.3%
Special items, net	(4,079)	—	N/M

Operating income	38,916	44,795	(13.1)%
Other income, net	2,270	522	334.9%

Earnings before income taxes	$41,186	$45,317	(9.1)%

N/M = Not meaningful

        The Canadian dollar weakened versus the U.S. dollar by approximately 1.4% during the first quarter of 2007 compared to the first quarter of 2006, unfavorably impacting the Canada segment's results when translated to U.S. dollars.

Volume and net sales

        The sales volume totaled 1.6 million barrels for the first quarter ended April 1, 2007, up 2.8% from a year ago. The increase in sales volume was primarily an increase in Canada market sales volume, partially offset by lower contract brewing of non-owned brands exported to the U.S. Our sales to retail (STRs) for the first calendar quarter ended March 31, 2007, increased 1.2% from a year ago. Total Molson strategic brands, which represent over 80% of our total volume and are the focus of our brand investments, grew at a mid-single-digit rate compared to prior year. We benefited from double-digit growth in Coors Light, Creemore, Carling and our partner import brand portfolio. Rickard's accomplished close to double-digit growth, while Molson Canadian experienced a mid-single-digit volume decline in the quarter as we cycle last year's Olympics programming. In addition, Molson Dry experienced growth in key geographic areas.

        Net sales per barrel increased 1.3% in local currency, driven by positive sales mix toward higher revenue-per-barrel products. Selective price increases during the quarter and over the past year were offset by price discounting focused in Ontario and Québec in the quarter.

Cost of goods sold

        The first quarter of 2007 cost of goods sold per barrel increased 4% in local currency versus the first quarter of 2006. Inflationary cost increases across nearly all inputs caused an approximate four percentage point increase but was almost entirely offset by a more than three percentage point reduction, due to synergies and other cost savings. The remaining three percentage point increase was a shift to higher-cost, but also higher-revenue, super-premium domestic and partner import brands.

Marketing, general and administrative expenses

        Marketing general and administrative expense increased 1.8% in local currency, due to increased marketing spend, which is aligned to our 2007 strategic brand portfolio marketing plan. General and administrative expenses were essentially unchanged versus prior year quarter.

Special items, net

        The Canada segment recognized $4.1 million in special items in the first quarter of 2007. The special items represent employee termination costs associated with both production and sales, general and administrative functions. See Part I—Financial Statements, Item 1 Note 3 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other income, net

        Quarterly other income increased $1.7 million over the prior year quarter due primarily to improved equity method income related to the Montréal Canadiens hockey club.

United States Segment Results of Operations

        The United States (U.S.) segment produces, markets and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation (RMMC) and Rocky Mountain Bottle Corporation (RMBC), which are consolidated joint ventures. The U.S. segment also includes a small amount of Coors brand volume that is sold outside of the United States and its territories, including primarily Mexico and the Caribbean and sales of Molson products in the United States.

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006	% change
	(In thousands, except percentages)
Volume in barrels	5,200	4,958	4.9%

Net sales	$588,059	$551,274	6.7%
Cost of goods sold	(363,261)	(345,209)	5.2%

Gross profit	224,798	206,065	9.1%
Marketing, general and administrative expenses	(180,208)	(169,446)	6.4%
Special items, net	—	(21,724)	(100.0)%

Operating income	44,590	14,895	199.4%
Other income, net	647	129	401.6%

Earnings before income taxes	$45,237	$15,024	201.1%

Volume and net sales

        Sales volume to wholesalers grew 4.9% during the quarter on a year-over-year basis, driven by strong STR growth and an increase in our distributors' inventories as they build for the peak selling season. Distributor inventories at the end of the first quarter were about 50,000 barrels higher than a year ago. Our distributors' STRs increased 2.9% in the first quarter of 2007, continuing our share-growth trend from 2006. This increase was driven by low-single-digit growth for the Coors Light, which achieved its eighth consecutive quarter of growth, along with strong double-digit growth of the Blue Moon brand and low-double-digit growth of Keystone Light. Approximately one-fifth of the increase in barrel sales to distributors was due to distributors marginally increasing inventory levels in an effort to mitigate potential operational product supply risks associated with the convergence in the second quarter of 2007 of our peak selling season with the ramp up of our new brewery in Shenandoah, Virginia. Net sales per barrel increased 1.7% in the first quarter due to higher pricing. For the first time in several quarters, we had no significant unfavorable impacts from either discounting or sales mix.

Cost of goods sold

        Cost of goods sold per barrel increased 0.3% in the quarter driven by higher commodity, transportation and packaging material costs, largely offset by cost saving initiatives and lower fixed costs per barrel due to higher volume and lower depreciation. Our operations cost savings, in the first quarter of 2007, offset nearly two-thirds of our cost of goods sold inflation in the same quarter.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 6.4% for the quarter from a year ago. These costs increased as a result of investments in our brands through increased advertising expenses and an increase in labor-related costs, including the first full quarter impact of our new stock-based long-term incentive program that began late in the first quarter of last year.

Special items, net

        The U.S. segment recognized no special items in 2007 and $21.7 million of net special items in the first quarter of 2006. Special charges incurred in the first quarter of 2006 included $19.6 million in accelerated depreciation and $4.5 million in employee termination benefits, with the remainder of the costs consisting of other incremental costs directly associated with the closing of our former Memphis plant. The costs were offset by a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier. See Part I—Financial Statements, Item 1 Note 3 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Europe Segment Results of Operations

        The Europe segment consists of our production and sale of the CBL brands principally in the United Kingdom, our joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our joint venture arrangement with DHL for the distribution of products throughout Great Britain (Tradeteam) accounted for under the equity method. Our Europe segment also includes a small volume of sales in Asia and certain other export markets.

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006	% change
	(In thousands, except percentages)
Volume in barrels	2,034	2,070	(1.7)%

Net sales	$301,564	$272,579	10.6%
Cost of goods sold	(207,869)	(192,503)	8.0%

Gross profit	93,695	80,076	17.0%
Marketing, general and administrative expenses	(98,880)	(93,682)	5.5%
Special items, net	(4,152)	(7,803)	(46.8)%

Operating loss	(9,337)	(21,409)	(56.4)%
Interest income(1)	2,848	2,804	1.6%
Other expense, net	(2,165)	(2,567)	(15.7)%

Loss before income taxes	$(8,654)	$(21,172)	(59.1)%

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

        The British pound strengthened versus the U.S. dollar by approximately 12% on a year-over-year basis during the first quarter, favorably impacting revenues but unfavorably impacting the Europe segment's operating loss when viewed in U.S. dollars.

Volume and net sales

        Our Europe owned-brand volumes were down 1.7% compared to a similar decline for the total industry. While the Carling brand declined slightly, the Grolsch and Coors Fine Light brands grew at low-single-digit rates in the first quarter of 2007. Our U.K. market share was virtually unchanged.

        Europe owned-brand net sales per barrel in local currency increased by approximately 0.6% in the first quarter of 2007, driven by favorable owned-brand net pricing partly offset by the unfavorable impact of ongoing industry channel mix trends. The increase in net sales per barrel is indicative of our efforts to improve owned-brand pricing.

Cost of goods sold

        Cost of goods sold per barrel, increased 10% in U.S. dollars primarily as a result of currency movements. Owned brand cost of goods sold per barrel in local currency decreased by approximately 2.8%, driven by cost savings from our supply chain restructuring programs.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in Europe decreased approximately 5.5% in local currency in the first quarter. During the first quarter of 2007, marketing spending increased at a low-double-digit rate as we continued to roll out our new advertising campaign for Carling, while general and administrative costs declined due to continued cost savings initiatives and lower payroll-related costs.

Special items, net

        The Europe segment recognized $4.2 million and $7.8 million of special items in the first quarters of 2007 and 2006, respectively. The net special charges were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts for both periods presented. See Part I—Financial Statements, Item 1 Note 3 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise retailers.

Other expense, net

        Other expense reduced $0.4 million in the first quarter of 2007 as a result of an increase in the operating performance from our Tradeteam distribution joint venture with an offset due to an increase in costs relating to vacant leasehold properties.

Corporate Results of Operations

        Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relate to worldwide finance and administrative functions, such as legal and public affairs, human resources, insurance and risk management.

	Thirteen Weeks Ended
	April 1, 2007	March 26, 2006	% change
	(In thousands, except percentages)
Net sales(1)	$1,135	$674	68.4%
Cost of goods sold(1)	(491)	(428)	14.7%

Gross profit	644	246	161.8%
Marketing, general and administrative expenses	(21,393)	(29,734)	(28.1)%
Special items, net	—	2,696	(100.0)%

Operating loss	(20,749)	(26,792)	(22.6)%
Interest expense, net	(29,166)	(34,759)	(16.1)%
Other income (expense), net	499	(325)	(253.5)%

Loss before income taxes	$(49,416)	$(61,876)	(20.1)%

(1)
The amounts shown are reflective of revenues and costs associated with the marketing of the Company's intellectual property, including trademarks and brands.

Marketing, general and administrative expenses

        Corporate general and administrative expenses in the quarter were $21.4 million, down $8.3 million from a year ago. The decrease was due to lower legal fees related to closed and pending matters, reduced severance costs and the transfer of global costs to the operating segments from the corporate center.

Special items, net

        The Corporate segment recognized no special items in the first quarter of 2007 compared to a $2.7 million special credit in 2006. The 2006 special credit was a result of the fair value of our stock price exceeding the exercise price floor on stock options held by former Coors officers who left the

Company under change in control agreements following the Merger. See Part I—Financial Statements, Item 1 Note 3 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net

        Interest expense was $29.2 million during the first quarter of 2007, compared to $34.8 million in the same period of 2006. The decrease of $5.6 million was primarily attributable to lower debt levels this year.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of April 1, 2007 and March 26, 2006, we had working capital deficits of $126.8 million and $666.8 million, respectively. We commonly operate at working capital deficits given the relatively quick turnover of our receivables and inventory. Income tax liabilities of $158 million were included in current liabilities as of March 26, 2006, contributing to the working capital deficit. These liabilities are presented as a component of long-term liabilities as of April 1, 2007, as a result of the adoption of FIN 48 in the first quarter of 2007. Contributing to our working capital deficits were $85.8 million and $412.2 million, respectively, of short-term borrowings and current portion of long-term debt at April 1, 2007 and March 26, 2006. We had total cash of $119.4 million at April 1, 2007, compared to $59.3 million at March 26, 2006. Long-term debt was $2,139.8 million and $2,131.4 million at April 1, 2007 and March 26, 2006, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating activities

        Net cash used in operating activities was $172.7 million for the thirteen weeks ended April 1, 2007, compared to $10.4 million in the comparable period last year. The calendar first quarter typically results in a use of cash for the Company, due to seasonality in the business. The calendar third quarter generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our highest summer month periods. The timing of accounts payable disbursements and other accrued expenses on a year over year basis is the primary reason for the decrease in operating cash flow, driven to some extent by the nature of the 53rd week in the fourth quarter of 2006. Specifically, the first quarter of 2007 began on January 1, 2007 and ended on April 1, 2007, while the first quarter of 2006 began on December 26, 2005 and ended on March 26, 2006. This timing of scheduled payments associated with accounts payable, payroll and other costs caused more of these costs to be disbursed in the first quarter of 2007 than in the comparable period of 2006. This impact is expected to correct itself to some extent as we progress through the year and our operating cash flows will become more comparable with the prior year. In addition to these factors, cash taxes paid were higher in the first quarter of 2007 by $26.0 million, and payments for annual bonus incentive compensation were higher in 2007 due to the company's improved financial performance in 2006 versus 2005.

        Coincident with the sale of the Memphis brewery in September 2006, we have recorded a $26.9 million liability for the estimated payment required for our withdrawal from the hourly workers multi-employer pension plan. We expect to pay approximately $1.2 million in monthly installments through the summer of 2007 and then pay the remaining $25.7 million in one lump sum in

September 2007. We also anticipate making a payment to FEMSA associated with our Brazil indemnity obligations in the second quarter of 2007, which we expect will total approximately $17 million.

Investing activities

        Net cash used in investing activities of $103.8 million for the thirteen weeks ended April 1, 2007, was higher by $81.9 million compared to the same period in 2006. Additions to properties were higher in 2007 by $19.9 million as compared to 2006, due primarily to spending in the U.S. related to the completion of the build-out of the Shenandoah, Virginia brewery. In 2006, we recognized proceeds of $68.0 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of transaction costs.

        During the first quarter of 2007, CBL became legally obligated to purchase the keg population it was using for its beer after our third-party logistics provider that had previously owned and managed the kegs was placed in receivership. The addition of the kegs resulted in increases to "Properties, net" and "Accrued expenses and other liabilities" of approximately $90 million. Cash consideration for the kegs was paid in the second quarter of 2007 and will be presented as "Additions to properties and intangible assets" in the Consolidated Statements of Cash Flows in the second quarter of 2007. We anticipate spending an additional $15 million for kegs in the U.K. later in 2007.

Financing activities

        Net cash provided by financing activities was $213.3 million for the thirteen weeks ended April 1, 2007 compared to $54.4 million during the same period in 2006. We collected $144.9 million during the first quarter of 2007 as a result of exercises by stock option holders, compared to $14.0 million during the first quarter of 2006. We attribute the high level of option exercise activity to an increase in MCBC's stock price from the beginning of 2007. Significant additional cash inflows from option exercises are possible throughout the remainder of 2007 if our stock price remains at current levels. Net borrowings of debt were approximately $80.3 million for the first quarter of 2007, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net borrowing of debt during the same period of 2006 was approximately $62.4 million (including those associated with discontinued operations).

Capital Resources

        The vast majority of our remaining debt borrowings as of April 1, 2007 consists of publicly traded bonds, with maturities ranging from 2010 to 2015. While we will continue to use commercial paper borrowings and revolving credit facilities to manage our liquidity through our periods of lower operating cash flow in early 2007, we expect to repay all revolving credit facilities and reach a point in mid-2007 when we will need to consider different alternatives for the use of cash generated from operations. There were no commercial paper borrowings as of April 1, 2007. We expect to take a balanced approach to our alternatives in 2007 and beyond, which could include restructuring of consolidated joint venture debt obligations, increased pension plan funding, modest purchases of company stock and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

OFF-BALANCE SHEET ARRANGEMENTS

        As of April 1, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        We have contractual cash obligations as of April 1, 2007 pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $10.3 billion; not included in these obligations are $274.6 million of unrecognized tax benefits and $102 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments. There have been only normal recurring changes in the Company's cash commitments since December 31, 2006.

        Other commercial commitments as of April 1, 2007 were:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In thousands)
Standby letters of credit	$50,214	$48,171	$2,043	$—	$—

CONTINGENCIES

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to the pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note 9 under the caption "CONTINGENCIES—Indemnity Obligations—Sale of Kaiser" to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, we have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 except for the adoption of FIN 48.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—Adoption of New Accounting Pronouncements" to the condensed consolidated financial statements for a description of the new accounting pronouncements that we have adopted.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—New Accounting Pronouncements" to the condensed consolidated financial statements for a description of the new accounting pronouncements that we have not yet adopted.

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

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2007" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2007 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of our capital resources are forward-looking statements.

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

OUTLOOK FOR 2007

        We will continue our quest to become a world-class, brand-led Company. We thus will fuel the growth of our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. Simply put, alcohol beverages should be consumed responsibly by adults of legal drinking age. This is a message that we constantly reinforce.

Canada

        With regard to our brands, we are focused on continuing momentum behind Coors Light, Rickard's and our partner import brands, while stabilizing Molson Canadian and our other premium brands.

        We will drive these brands this year through new advertising and a range of exciting innovations, including expanding the roll-out of our super-chilled draft dispense systems, the introduction of the new packaging for Coors Light, and the nationwide launch of Rickard's White, a refreshing wheat beer extension to the Rickard's family. We also have begun the expansion of the Creemore brand to new markets outside of Ontario.

        On a full year basis, we completed an organizational review and reduced our overhead staffing levels and expect a payback period of slightly over one year. We are also targeting operations, general and administrative and synergy cost saving initiatives to reinvest in our brands and partially offset inflation.

U.S.

        Consistent with our focus over the past several years we will continue to build the equities of our key national brands, Coors Light, Keystone Light and Blue Moon, as we look to summer. To drive this volume, we plan to increase our investments behind these brands at a mid-single-digit rate. We will also continue our initiatives to develop our regional brands, such as the re-launch of Zima and new Coors Banquet packaging and advertising. Additionally, we will continue to work to strengthen our key retail account business, sharpening our focus around our multi-cultural initiatives, and enhancing our already-

improved relationships with our distributor network. While we maintain a dominant share of the Puerto Rico beer market, the economic environment remains challenging.

        On cost of goods sold, we remain focused on reducing system costs, and improving service. To that end, our Virginia brewery is well on track to being fully operational by mid-summer. We will realize benefits as we geographically diversify our brewing capability and reduce our transportation time and costs to our east coast customer base.

        More broadly, we are addressing costs across our U.S. segment to provide resources for growth. We continue to expect U.S. segment cost of goods sold to increase at a low-single-digit rate for full-year 2007. Given the current outlook for commodities, we expect the benefit of our U.S. segment cost initiatives to offset less than half of the inflationary cost increases in 2007. Further substantial increases in aluminum, diesel fuel or other commodities could represent a significant challenge to our U.S. segment profitability.

Europe

        The competitive environment in the U.K. beer industry continues to be challenging, but we remain focused on building our brands and managing costs. In response to these challenges, we are focused on these strategies:

  •
  We are increasing media spending around Carling as part of our new marketing campaign and have received positive consumer feedback to our outdoor and television advertising. We have recently launched television advertising for C2, our mid-strength lager. We are rolling out Carling Premier, a colder, smoother lager that rounds out our Carling brand family.

  •
  At retail we continue to roll out our new cold-dispense technology and distinctive above-bar fonts, which supports our owned-brand portfolio. We have completed approximately 23% of our planned installations and have seen retail sales increase from these installations.

  •
  We will concentrate on reducing costs to provide for brand growth and to offset inflation. While the flow-through of cost savings implemented in the first half of 2006 will become less impactful in the second half of 2007, additional cost reduction initiatives will follow during 2007.

        In 2006 our profit growth was driven by cost reductions, which more than offset market challenges. In 2007 and beyond, we are shifting our Europe business model from sole reliance on cost reductions, to a balance of cost initiatives, portfolio development, innovation and ongoing volume and price management.

Corporate

        We continue to anticipate full-year 2007 corporate marketing, general and administrative costs to be approximately $94 to $100 million, which is a reduction of over $20 million from 2006. Approximately $8 million of the reduction in costs are in direct support of the operating segments and will be transferred into the respective segments, with the majority transferring to the U.S. segment.

Interest

        We anticipate 2007 corporate net interest expense of approximately $115 to $119 million, based on the current level of market interest rates and foreign exchange rates.

Tax

        We anticipate that our 2007 full year effective tax rate will be in the range of 25% to 28%. We note that movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled in 2007 may result in a fluctuation in the range of our 2007 effective tax rate. In addition, there are pending tax law changes in Canada and the U.K. that, if enacted, may result in significant changes to the range of our 2007 effective tax rate.

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled.

Other

        The company anticipates that expense related to depreciation and amortization of assets will decline in 2007 versus 2006 excluding special items, due to the net effect of six factors:

  •
  Substantial existing assets will have been fully depreciated, so expense related to these assets is expected to be significantly lower in 2007 than 2006.

  •
  Sale of the Memphis brewery in September 2006 eliminates approximately $70 million of depreciation expense for this facility, including approximately $60 million of accelerated depreciation in 2006 to reduce the facility's carrying value to equal its salvage value.

  •
  We re-evaluated the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage. We expect the lengthening of certain depreciable lives as a result of this re-evaluation to result in a reduction to our consolidated depreciation expense for the full year 2007.

  •
  Adding packaging capacity in our Toronto facility during 2006 and bringing online of our new brewery in Shenandoah, Virginia in the first half of 2007.

  •
  Installing cold dispense units in pubs and restaurants in the U.K.

  •
  Purchase of the keg population in the U.K.

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

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At April 1 2007, no collateral was posted by our counterparties or us.

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading or speculative purposes. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" (SFAS 133), which we early adopted on December 28, 1998. Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $10.1 million and $10.6 million at April 1, 2007 and December 31, 2006, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        In the first quarter of 2007, we settled our cross currency swap of CAD $30 million (approximately USD $25.7 million at December 31, 2006). The cross currency swap was accounted for as a cash flow hedge under FAS 133 at December 31, 2006. The cross currency swap was replaced with a foreign exchange forward instrument of CAD $30 million (approximately USD $26.0 million at April 1, 2007), which is marked to market to offset the fluctuations in the foreign currency changes related to an underlying inter-company loan. In addition, the cross currency swap totaling GBP £24.4 million (approximately USD $47.8 million at December 31, 2006) was settled in the first quarter of 2007.

        See Part I—Financial Statements, Item 1 Note 11 "FINANCIAL INSTRUMENTS" to the condensed consolidated financial statements for a discussion of a new cross currency swap entered into as of April 10, 2007.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross currency swaps.

	As of
	April 1, 2007			December 31, 2006
	Notional Amount	Fair value	Maturity	Notional Amount	Fair value	Maturity
	(In thousands)
Foreign currency:
Forwards	$289,098	$3,949	4/07–12/09	$220,455	$7,133	1/07–7/09
Swaps	1,342,961	(263,751)	4/07–5/12	1,411,704	(268,656)	4/07–5/12

Total foreign currency	$1,632,059	$(259,802)		$1,632,159	$(261,523)
Interest rate:
Swaps	$287,855	$2,537	6/11–5/12	$286,971	$1,913	6/11–5/12
Commodity price:
Swaps	$67,131	$5,062	4/07–3/08	$49,723	$7,436	1/07–9/08
Fixed price contracts	—	—		4,125	(956)	1/07–5/07

Total commodity price	$67,131	$5,062		$53,848	$6,480

Total outstanding derivatives	$1,987,045	$(252,203)		$1,972,978	$(253,130)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on April 1, 2007, are as follows (in thousands):

Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
$(252,203)	$7,538	$1,473	$(6,508)	$(254,706)

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	April 1, 2007	December 31, 2006
	(In thousands)
Foreign currency risk:
Forwards	$(31,709)	$(28,411)
Interest rate risk:
Debt, swaps	$(62,702)	$(64,720)
Commodity price risk:
Swaps	$(7,251)	$(6,165)

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at April 1, 2007. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 9 "CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

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

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) May 8, 2007