Form 10-Q
period 2007-07-01
MOLSON COORS BREWING CO
filed 2007-08-07
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended July 1, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-14829

Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-0178360 (I.R.S. Employer Identification No.)
1225 17th Street, Denver, Colorado, USA 1555 Notre Dame Street East, Montréal, Québec, Canada (Address of principal executive offices)	80202 H2L 2R5 (Zip Code)

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 27, 2007:

Class A Common Stock—1,337,386 shares
Class B Common Stock—71,729,942 shares

        Exchangeable shares:

        As of July 27, 2007, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—1,657,104
Class B Exchangeable shares—14,956,375

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

INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Sales	$2,244,024	$2,130,047	$3,895,219	$3,673,993
Excise taxes	(567,757)	(547,022)	(990,341)	(937,122)

Net sales	1,676,267	1,583,025	2,904,878	2,736,871
Cost of goods sold	(966,897)	(919,976)	(1,737,059)	(1,646,644)

Gross profit	709,370	663,049	1,167,819	1,090,227
Marketing, general and administrative expenses	(456,894)	(448,281)	(853,692)	(837,139)
Special items, net	(25,379)	(25,840)	(33,610)	(52,671)

Operating income	227,097	188,928	280,517	200,417
Interest expense, net	(24,967)	(36,894)	(51,285)	(68,849)
Other income, net	14,942	5,045	16,193	2,804

Income from continuing operations before income taxes and minority interests	217,072	157,079	245,425	134,372
Income tax (expense) benefit	(28,423)	4,965	(33,736)	12,403

Income from continuing operations before minority interests	188,649	162,044	211,689	146,775
Minority interests in net income of consolidated entities	(4,305)	(4,402)	(8,108)	(7,703)

Income from continuing operations	184,344	157,642	203,581	139,072
Gain (loss) from discontinued operations, net of tax	619	(1,415)	(14,211)	(13,082)

Net income	$184,963	$156,227	$189,370	$125,990

Basic income (loss) per share:
From continuing operations	$2.06	$1.83	$2.29	$1.62
From discontinued operations	0.01	(0.01)	(0.16)	(0.15)

Basic net income per share	$2.07	$1.82	$2.13	$1.47

Diluted income (loss) per share:
From continuing operations	$2.03	$1.82	$2.26	$1.61
From discontinued operations	0.01	(0.01)	(0.16)	(0.15)

Diluted net income per share	$2.04	$1.81	$2.10	$1.46

Weighted average shares—basic	89,471	85,953	88,771	85,819
Weighted average shares—diluted	90,621	86,526	90,047	86,351

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	As of
	July 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$679,970	$182,186
Accounts receivable, net	731,047	683,509
Other receivables, net	136,236	145,090
Inventories:
Finished, net	190,648	138,449
In process	50,347	38,692
Raw materials	45,120	80,918
Packaging materials, net	78,868	61,479

Total inventories, net	364,983	319,538
Other assets, net	112,742	116,916
Deferred tax assets	7,308	6,477
Discontinued operations	4,905	4,640

Total current assets	2,037,191	1,458,356
Properties, net	2,646,285	2,421,484
Goodwill	3,157,108	2,968,676
Other intangibles, net	4,716,168	4,395,294
Deferred tax assets	289,542	131,349
Notes receivable, net	70,670	75,243
Other assets	139,910	148,694
Discontinued operations	4,898	4,317

Total assets	$13,061,772	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	As of
	July 1, 2007	December 31, 2006
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$324,998	$419,650
Accrued expenses and other liabilities	1,093,742	1,225,406
Deferred tax liabilities	89,188	116,329
Short-term borrowings and current portion of long-term debt	660,604	4,441
Discontinued operations	36,579	34,290

Total current liabilities	2,205,111	1,800,116
Long-term debt	2,163,823	2,129,845
Pension and post-retirement benefits	663,923	753,697
Derivative hedging instruments	375,704	269,253
Deferred tax liabilities	654,469	607,000
Unrecognized tax benefits	263,249	—
Other liabilities	92,823	93,721
Discontinued operations	110,298	85,643

Total liabilities	6,529,400	5,739,275
Minority interests	53,548	46,782
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 1,337,386 shares at July 1, 2007 and December 31, 2006)	13	13
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 71,702,761 shares and 66,608,483 shares at July 1, 2007 and December 31, 2006, respectively)	717	666
Class A exchangeable shares (issued and outstanding: 1,657,106 shares and 1,657,125 shares at July 1, 2007 and December 31, 2006, respectively)	124,697	124,699
Class B exchangeable shares (issued and outstanding: 14,956,383 shares and 17,421,768 shares at July 1, 2007 and December 31, 2006, respectively)	1,125,473	1,310,989

Total capital stock	1,250,900	1,436,367
Paid-in capital	2,772,850	2,390,556
Retained earnings	1,700,282	1,673,455
Accumulated other comprehensive income	754,792	316,978

Total stockholders' equity	6,478,824	5,817,356

Total liabilities and stockholders' equity	$13,061,772	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006
Cash flows from operating activities:
Net income	$189,370	$125,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,440	228,214
Share-based compensation	19,931	12,454
Gain on sale of House of Blues Canada equity investment	(16,694)	—
Loss on impairment of Foster's distribution right intangible asset	24,131	—
Deferred income taxes	(29,661)	(52,917)
Equity in net income of unconsolidated affiliates	(1,522)	(1,145)
Distributions from unconsolidated affiliates	1,752	1,286
Minority interest in net income of consolidated entities	8,108	7,703
Excess tax benefits from share-based compensation	(18,931)	—
Change in current assets and liabilities and other	(309,897)	(98,385)
Discontinued operations	14,188	13,965

Net cash provided by operating activities	48,215	237,165

Cash flows from investing activities:
Additions to properties and intangible assets	(268,293)	(201,683)
Proceeds from sales of properties and intangible assets	3,275	10,338
Proceeds from sale of House of Blues Canada equity investment	30,008	—
Trade loan repayments from customers	15,388	14,140
Trade loans advanced to customers	(12,852)	(13,131)
Other	201	—
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	63,813

Net cash used in investing activities	(232,273)	(126,523)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	167,874	27,724
Excess tax benefits from share-based compensation	18,931	253
Dividends paid	(57,134)	(54,934)
Dividends paid to minority interest holders	—	(9,234)
Proceeds from issuance of convertible debt	575,000	—
Debt issuance costs	(9,374)	—
Sale of warrants	56,991	—
Purchase of call options	(106,656)	—
Payments on long-term debt and capital lease obligations	(985)	(2,258)
Proceeds from short-term borrowings	157,286	62,913
Payments on short-term borrowings	(151,932)	(65,928)
Net proceeds from commercial paper	—	74,457
Net proceeds from (payments on) revolving credit facilities	20,232	(113,019)
Change in overdraft balances and other	2,120	7,673
Settlements of debt-related derivatives	5,150	—
Discontinued operations	—	(884)

Net cash provided by (used in) financing activities	677,503	(73,237)

Cash and cash equivalents:
Net increase in cash and cash equivalents	493,445	37,405
Effect of foreign exchange rate changes on cash and cash equivalents	4,339	2,773
Balance at beginning of year	182,186	39,413

Balance at end of period	$679,970	$79,591

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 1, 2007

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

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the thirteen and twenty-six weeks ended July 1, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The second fiscal quarter of 2007 and 2006 consisted of thirteen weeks ending on July 1, 2007 and June 25, 2006, respectively. Fiscal year 2007 will consist of fifty-two weeks ending on December 30, 2007. Fiscal year 2006 consisted of fifty-three weeks ending on December 31, 2006, with the extra week falling in the fourth quarter of 2006.

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

        The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment:

	Useful Economic Lives as of January 1, 2007	Useful Economic Lives as of December 31, 2006
Buildings and improvements	20 - 40 years	10 - 40 years
Machinery and equipment	3 - 25 years	3 - 20 years
Furniture and fixtures	3 - 10 years	3 - 10 years

        These changes in depreciable lives are reflected as a change in estimate and are being recognized prospectively beginning in the first quarter of 2007. These changes, to existing and depreciating property, plant and equipment as of January 1, 2007, resulted in a reduction of approximately $10.0 million and $14.5 million in our consolidated depreciation expense for the thirteen and twenty-six weeks ended July 1, 2007, respectively.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

        FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        On January 1, 2007, we adopted the FASB's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. As a result of the adoption of FIN 48, we increased tax-related liabilities by a total of $132.1 million and recorded $3.9 million as a current liability for unrecognized tax benefits and $128.2 million as a non-current liability for unrecognized tax benefits. The cumulative effect of applying the new requirement has been recorded as a reduction to the beginning balance of retained earnings in the amount of $105.4 million, an increase to goodwill in the amount of $2.3 million (See Note 9) and an increase to deferred tax assets of $24.4 million. The adjustment to goodwill reflects changes to liabilities for uncertain tax positions established in the opening balance sheet of the acquisition of CBL in 2002 and the Merger in 2005. See Note 7 for further discussion and Note 15 for the impact to retained earnings.

        As a result of the adoption of FIN 48, as of January 1, 2007, we had $297.4 million unrecognized tax benefits, of which approximately $257 million would, if recognized, affect the effective tax rate.

        We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Approximately $77.8 million of anticipated interest and penalty payments were accrued at January 1, 2007, in unrecognized tax benefits.

New Accounting Pronouncements

        SFAS No. 157 "Fair Value Measurements"

        SFAS 157 was issued in September 2006 and will be effective for us in the first quarter of our 2008 year. This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We are in the process of reviewing the impact, if any, that SFAS 157 will have on our financial statements.

        SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115"

        SFAS 159 was issued in February 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 year. We have not yet determined if we will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on our financial statements.

2.     BUSINESS SEGMENTS

        The Company has three business reporting segments: Canada, United States (U.S.) and Europe. Our reporting segments are defined by geographic regions which is the basis on which our chief operating decision maker evaluates the performance of the business. Corporate revenues are associated with the marketing of the Company's intellectual property, including trademarks and brands. Corporate results include interest expense and certain other general and administrative costs that are not allocated to any of the operating segments.

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Intersegment revenues are insignificant and eliminated in consolidation.

        The following table represents net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Canada	$534,536	$496,284	$872,389	$825,603
U.S.	760,787	721,779	1,348,846	1,273,053
Europe	379,596	363,225	681,160	635,804
Corporate	1,348	1,737	2,483	2,411

Consolidated	$1,676,267	$1,583,025	$2,904,878	$2,736,871

        The following table represents income (losses) from continuing operations before income taxes and minority interests:

	Thirteen Weeks Ended
			Twenty-Six Weeks Ended
		June 25, 2006
	July 1, 2007		July 1, 2007	June 25, 2006
	(In thousands)
Canada	$138,803	$143,482	$179,989	$188,799
U.S.	98,082	44,098	143,319	59,122
Europe	37,666	38,945	29,012	17,773
Corporate	(57,479)	(69,446)	(106,895)	(131,322)

Consolidated	$217,072	$157,079	$245,425	$134,372

        The following table represents total assets by segment:

	As of
	July 1, 2007	December 31, 2006
	(In thousands)
Canada(1)	$6,544,243	$5,999,733
U.S.	2,790,529	2,576,547
Europe(1)	2,895,624	2,868,462
Corporate(2)	821,573	149,714
Discontinued operations	9,803	8,957

Total assets	$13,061,772	$11,603,413

(1)
The increase is primarily due to foreign currency translation.

(2)
The increase is primarily due to the increase in cash and cash equivalents from the convertible debt issuance. See Note 10 for details.

3.     SHARE-BASED PAYMENTS—STOCK OPTIONS, RESTRICTED STOCK AND OTHER STOCK AWARDS

        The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Stock options, stock-only stock appreciation rights and limited stock appreciation rights:
Pre-tax compensation expense	$6,558	$3,038	$7,345	$3,278
Tax benefit	(2,095)	(1,178)	(2,314)	(870)

After-tax compensation expense	$4,463	$1,860	$5,031	$2,408

Restricted stock units and deferred stock units:
Pre-tax compensation expense	$2,047	$2,679	$3,662	$3,421
Tax benefit	(619)	(846)	(1,106)	(1,123)

After-tax compensation expense	$1,428	$1,833	$2,556	$2,298

Performance shares:
Pre-tax compensation expense	$4,576	$5,093	$8,924	$5,754
Tax benefit	(1,352)	(1,441)	(2,624)	(1,623)

After-tax compensation expense	$3,224	$3,652	$6,300	$4,131

Total after-tax compensation expense	$9,115	$7,345	$13,887	$8,837

        As of July 1, 2007, there was $75.2 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. During the twenty-six weeks ended July 1, 2007, cash received from stock option exercises was $167.9 million and the total tax benefit to be realized for the tax deductions from these option exercises was $20.2 million.

        During the twenty-six weeks ended July 1, 2007, we issued the following awards to certain directors, officers, and other eligible employees, pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan: stock-only stock appreciation rights (SOSARs), restricted stock units (RSUs), deferred stock units (DSUs) and performance share units (PSUs). No Stock options (Options) were granted during the first half of 2007. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the twenty-six week period ended July 1, 2007, and we are not expecting to grant any new awards under these plans for the remainder of 2007.

        SOSARs were granted for the first time in the twenty-six weeks ended July 1, 2007. SOSARs are granted with an exercise price equal to the market value of a share of common stock on the date of grant. These SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of 10 years and generally vest over three years. During the twenty-six weeks ended July 1, 2007, we granted 478,823 SOSARs with a weighted-average fair market value of $26.45 each.

        During 2006, we issued 150,000 limited stock appreciation rights (LOSARs). The LOSARs entitle the award recipient to receive shares of our stock with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed the difference between $77.20, and the trading price on the date of the grant, or $70.01 per share. The award was exercised on May 20, 2007, with a restricted holding period ending May 2, 2008. No LOSARs have been granted during the first half of 2007.

        As of July 1, 2007, there were 1,172,352 shares of the Company's stock available for the issuance of Options, SOSARs, LOSARs, RSUs, DSUs and PSUs.

        The following table represents the summary of stock options and SOSARs outstanding at July 1, 2007, and the activity during the first twenty-six weeks of 2007:

	Outstanding Options and SOSARs	Weighted-average exercise price, per Options and SOSARs	Remaining contractual life, in years	Aggregate intrinsic value
Outstanding as of December 31, 2006	7,762,922	$64.11		$96,370,837
Granted	478,823	$91.58
Exercised	(2,618,118)	$75.47
Forfeited	(29,555)	$69.77

Outstanding as of July 1, 2007	5,594,072	$66.66	5.99	$144,300,223

Exercisable at July 1, 2007	4,765,096	$64.13	5.41	$135,009,269

        The weighted-average grant date fair values of Options granted during the first twenty-six weeks of 2006 was $18.87. The total intrinsic value of Options exercised during the twenty-six weeks ended July 1, 2007 and June 25, 2006 were $58.1 million and $7.2 million, respectively.

        The fair values of each SOSAR, Option and LOSAR granted in the first half of 2007 and 2006 were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Risk-free interest rate	4.46%	4.51%	4.46%	4.48%
Dividend yield	1.40%	1.86%	1.40%	1.86%
Volatility ranges	21.8% - 26.8%	30.1%	21.8% - 26.8%	24.9% - 30.1%
Weighted-average volatility	25.30%	30.1%	25.30%	27.87%
Expected term (years)	3.50 - 7.00	3.50 - 7.00	3.50 - 7.00	3.50 - 7.00

        In the twenty-six weeks ended July 1, 2007, we granted 120,220 RSUs, 2,533 DSUs and 65,347 PSUs with a weighted-average fair market value of $91.51 and $93.53 and $86.10 per award, respectively. The following table represents non-vested restricted stock units, deferred stock units and performance shares at July 1, 2007, and the activity during the twenty-six weeks of 2007:

	Shares	Weighted-average grant date fair value
Non-vested as of December 31, 2006	1,310,240	$68.48
Granted	188,100	$89.61
Vested	(38,505)	$63.88
Forfeited	(42,045)	$68.92

Non-vested as of July 1, 2007	1,417,790	$71.39

        Total fair values of RSUs and DSUs vested during the twenty-six weeks ended July, 1 2007, were $2.7 million.

4.     SPECIAL ITEMS, NET

        We have incurred charges or gains that are not indicative of our core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below details special items recorded in the second quarter and first half of 2007 and 2006, by program:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Canada—Restructuring charge	$—	$—	$4,079	$—
Canada—Foster's distribution right intangible asset impairment charge	24,131	—	24,131	—
U.S.—Memphis brewery accelerated depreciation	—	23,693	—	43,303
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	—	2,729	—	7,251
U.S.—Insurance recovery—environmental	—	—	—	(2,408)
Europe—Restructuring charge	1,248	3,165	5,400	9,832
Europe—Pension curtailment gain	—	(5,261)	—	(5,261)
Europe—Other exit costs	—	179	—	1,315
Corporate—Loss (gain) on change in control agreements for Coors executives	—	1,335	—	(1,361)

Total special items	$25,379	$25,840	$33,610	$52,671

Canada Segment

        In the first quarter of 2007, the Canada segment began a restructuring program focused on labor savings across production, sales, and general and administrative functions, as well as on the reduction of overhead expenses. This restructuring program is estimated to result in a total cost, and a charge to operations, of approximately $7.8 million in 2007. There were no such items recognized in the second quarter of 2007 and $4.1 million expensed for severance and other employee related costs in the first half of 2007, with the remainder to be recognized in the second half of 2007. The restructuring program resulted in a reduction of 50 full-time employees in the first half of 2007, and we expect to realize the restructuring program benefits in slightly over one year.

        In May 2007, we also recognized an intangible asset impairment charge of $24.1 million as a result of the Foster's contract termination. See Note 9 for further discussion.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$608
Charges incurred	4,079
Payments made	(1,880)
Foreign currency and other adjustments	318

Balance at July 1, 2007	$3,125

U.S. Segment

        The U.S. segment recognized no special items in our results of operations during the second quarter and first half of 2007. During the second quarter and first half of 2006, the U.S. segment recognized $23.7 million and $43.3 million, respectively, of accelerated depreciation and $2.7 million and $7.3 million that were the direct result of the Memphis plant sale and closure. The planned U.S. segment special charges for the first half of 2006 were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. The cash received did not impact our estimated environmental liability associated with this site.

        The following summarizes the activity in the U.S. segment restructuring accrual accounts:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 31, 2006	$27,645	$441	$28,086
Charges incurred	—	—	—
Payments made	(1,498)	(213)	(1,711)
Other adjustments	—	(129)	(129)

Balance at July 1, 2007	$26,147	$99	$26,246

        The liability for severance and other employee-related costs represents the estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our former Memphis location and is expected to be paid by September 2007.

Europe Segment

        The Europe segment recognized a $1.2 million special charge and a net special gain of $1.9 million in the second quarters of 2007 and 2006, respectively. The 2007 special charge reflected employee termination costs associated with supply chain and back-office restructuring actions in the U.K. The net special gain in the second quarter of 2006 was due primarily to a $5.3 million curtailment gain resulting from the acceleration of benefits associated with changes made to our U.K. pension plan. The recognition of this 2006 pension benefit was triggered by the cost-reduction initiatives that significantly reduced staffing levels. This benefit was partially offset by restructuring costs incurred in our supply chain and other areas.

        During 2006, supply chain and back-office restructuring actions were identified impacting approximately 250 and 120 employees, respectively. In the first half of 2007, 10 employees were terminated resulting in an additional charge of $1.0 million, bringing the total employees terminated under this restructuring plan as of July 1, 2007, to 273 employees. The remaining supply chain and back-office terminations under this plan are expected through 2008.

        In the first half of 2007, the Europe segment implemented further cost reduction actions as part of a supply chain restructuring program. As a result we have reduced employee levels by a further 43 and recognized $4.4 million of special charges in the first half of 2007; we expect to realize the restructuring plan benefits in just over one year.

        The following summarizes the activity in the Europe segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$4,016
Charges incurred	5,400
Payments made	(6,893)
Foreign currency and other adjustments	106

Balance at July 1, 2007	$2,629

Corporate

        The Corporate segment recognized no special items in the second quarter or first half of 2007, compared to $1.3 million of special charges and $1.4 million of net special benefits in the second quarter and first half of 2006, respectively. The special items for the second quarter and first half of 2006 were a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. We did not recognize a charge related to the floor provided on the exercise price of the stock options as the stock price exceeded the floor price during the first half of 2007.

5.     OTHER INCOME (EXPENSE), NET

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
(Losses) gains on disposals of non-operating long-lived assets	$(156)	$6,835	$9	$6,813
Gain on sale of House of Blues Canada equity investment	16,694	—	16,694	—
Equity in losses of unconsolidated affiliates, net	(1,921)	(155)	(981)	(2,157)
Gains (losses) from foreign exchange and derivatives	314	(845)	403	(1,533)
Losses on non-operating leases, net	(355)	(680)	(1,150)	(895)
Other, net	366	(110)	1,218	576

Other income, net	$14,942	$5,045	$16,193	$2,804

6.     DISCONTINUED OPERATIONS

        On January 13, 2006, we sold a 68% equity interest in the entity that comprised our previously-reported Brazil operating segment, Kaiser, to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. As discussed in Note 13, we indemnified FEMSA with respect to certain tax and other liabilities. Another brewer held a 17% equity interest in the Kaiser business at the time of this transaction. During the fourth quarter of 2006, we exercised a put option on our remaining 15% interest which had a carrying value of $2 million at the time of the sale, and received a cash payment of $15.7 million, including $0.6 million of accrued interest. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        During the portion of the first half of 2006 that we had a controlling interest, Kaiser had $57.8 million of net sales and $2.3 million of pre-tax losses. This 2006 period included the month of December 2005 and the first thirteen days of January 2006, as we reported Kaiser's results one month in arrears. The accounting for our interest in Kaiser changed after the reduction in our ownership position in January 2006, resulting in accounting for our 15% interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006. Amounts impacting the gain or loss from discontinued operations in the twenty-six week periods of 2007 and in 2006 following the sale are associated with changes in estimates of the carrying value of the liabilities related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 13.

        The table below summarizes the gain (loss) from discontinued operations, net of tax, presented on our condensed consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)		(In thousands)
Loss from operations of Kaiser in 2006 prior to sale on January 13, 2006	$—	$—	$—	$(2,293)
Loss on sale of 68% of Kaiser	—	—	—	(2,797)
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses and accretion expense	619	(1,415)	(14,211)	(7,992)

Gain (loss) from discontinued operations, tax affected	$619	$(1,415)	$(14,211)	$(13,082)

7.     INCOME TAXES

        Our effective tax rate for the second quarter 2007 was 13%. We anticipate that our 2007 full-year effective tax rate will be in the range of 20% to 25%. Our effective tax rate for the second quarter 2007 is lower than our anticipated full-year rate primarily due to revaluing deferred tax assets and liabilities in Canada to reflect the impact of a recently enacted 1/2% Canadian federal income tax rate reduction that will be effective in 2011 and reductions in unrecognized tax benefits, the effects of which were recognized as discrete benefits in the second quarter of 2007 income tax provision.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are pending tax law changes in Canada that, if enacted, may result in significant changes to existing deferred income tax balances and the range of our 2007 effective tax rate. In addition, on July 19, 2007, the U.K. enacted a 2% reduction in its corporate income tax rate along with several changes in tax laws, including changes that affect the depreciation of certain fixed assets. We are currently analyzing the effect of these income tax rate and law changes in the U.K., and the impact will be recognized as a discrete item in the third quarter income tax provision.

        The tax technical correction bill enacted in Canada on February 21, 2007, did not result in the approximate $90 million income tax benefit previously estimated and disclosed by us. It is reasonably possible that additional changes in the Canadian tax law noted above could be enacted in the next 12 months. If enacted, it would result in an approximate $108 to $112 million decrease to the unrecognized tax benefits that would be recognized as an income tax benefit to the statement of operations. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months, other than the pending change in Canadian tax law. That one-time, non-cash income tax benefit depends upon another, related, tax technical correction bill in Canada that is still pending enactment and will be recorded in the quarter in which that bill is enacted.

        On January 1, 2007, we adopted the provisions of FIN 48 and we recognized an approximate $132.1 million increase in liabilities for uncertain tax positions. As a result, as of January 1, 2007, we had $297.4 million of unrecognized tax benefits. Since January 1, 2007, unrecognized tax benefits decreased by $29.7 million. This reduction represents the net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to certain tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during the first half of 2007, resulting in total unrecognized tax benefits of $267.7 million as of July 1, 2007.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service intends to commence examination of the 2005 and 2006 tax years in 2007 and expect the examination to conclude in late 2008. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 transactions in the current year. Tax years through 2002 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2003 in Canada and expect the examination to conclude in late 2007. Tax years through 2001 are closed or have been effectively settled through examination in the U.K. We are currently under examination for tax years 2002 through 2004 in the U.K. and expect the examination of tax years 2002 and 2003 to conclude in late 2007 and tax year 2004 to conclude in early 2008. Tax years through 2004 are closed or have been effectively settled through examination in the Netherlands.

8.     EARNINGS PER SHARE (EPS)

        Basic net income per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain Options, LOSARs, SOSARs, RSUs and DSUs, calculated using the treasury stock method. Diluted net income per share could also be impacted by our convertible debt and related warrants outstanding if they are in the money. The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Income from continuing operations	$184,344	$157,642	$203,581	$139,072
Gain (loss) from discontinued operations, net of tax	619	(1,415)	(14,211)	(13,082)

Net income	$184,963	$156,227	$189,370	$125,990

Weighted average shares for basic EPS	89,471	85,953	88,771	85,819
Effect of dilutive securities:
Options, LOSARs and SOSARs	1,056	514	1,138	490
RSUs and DSUs	94	59	138	42

Weighted average shares for diluted EPS	90,621	86,526	90,047	86,351

Basic income (loss) per share:
From continuing operations	$2.06	$1.83	$2.29	$1.62
From discontinued operations	0.01	(0.01)	(0.16)	(0.15)

Basic net income per share	$2.07	$1.82	$2.13	$1.47

Diluted income (loss) per share:
From continuing operations	$2.03	$1.82	$2.26	$1.61
From discontinued operations	0.01	(0.01)	(0.16)	(0.15)

Diluted net income per share	$2.04	$1.81	$2.10	$1.46

Dividends per share	$0.32	$0.32	$0.64	$0.64

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Options, SOSARs and RSUs(1)	63	4,274	—	4,263
PSUs, 1.1 million and 1.0 million outstanding at July 1, 2007 and June 25, 2006, respectively(2)	1,070	942	1,060	527
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 5.3 million at July 1, 2007(3)	981	—	490	—
Warrants to issue Class B common shares, 5.3 million at July 1, 2007(3)	981	—	490	—

	3,095	5,216	2,040	4,790

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
All necessary conditions required to be satisfied have not been met.

(3)
As discussed in Note 10, we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $109.51. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earning per share when our stock price reaches $140.18. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $109.51 and $140.18 would be anti-dilutive and excluded from any calculations of earnings per share.

9.     GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the twenty-six weeks ended July 1, 2007 (in thousands):

Balance at December 31, 2006	$2,968,676
Deferred tax purchase accounting adjustments	(11,381)
Adoption of FIN 48 (See Notes 1 and 7)	2,278
Unrecognized tax benefits adjustments subsequent to adoption of FIN 48	(1,787)
Foreign currency translation	199,322

Balance at July 1, 2007	$3,157,108

        The following summarizes goodwill allocated between our operating segments as follows:

	As of
	July 1, 2007	December 31, 2006
	(In thousands)
Canada	$892,015	$724,196
United States	1,348,377	1,350,571
Europe	916,716	893,909

Consolidated	$3,157,108	$2,968,676

        The following table presents details of our intangible assets, other than goodwill, as of July 1, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$306,673	$(108,606)	$198,067
Distribution rights	2 - 23	338,221	(133,899)	204,322
Patents and technology and distribution channels	3 - 10	33,112	(19,111)	14,001
Other	5 - 34	11,738	(5,205)	6,533
Intangible assets not subject to amortization:
Brands	Indefinite	3,315,214	—	3,315,214
Distribution networks	Indefinite	949,518	—	949,518
Other	Indefinite	28,513	—	28,513

Total		$4,982,989	$(266,821)	$4,716,168

        The following table presents details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$288,681	$(94,465)	$194,216
Distribution rights	2 - 23	334,342	(104,595)	229,747
Patents and technology and distribution channels	3 - 10	32,289	(17,754)	14,535
Other	5 - 34	11,737	(5,053)	6,684
Intangible assets not subject to amortization:
Brands	Indefinite	3,054,144	—	3,054,144
Distribution networks	Indefinite	867,672	—	867,672
Other	Indefinite	28,296	—	28,296

Total		$4,617,161	$(221,867)	$4,395,294

        The incremental change in the gross carrying amounts of intangibles from December 31, 2006 to July 1, 2007, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies, specifically, the Canadian dollar and the British pound sterling.

        In May 2007, we received a court ruling recognizing the validity of the Foster's termination notice; see Note 13 for further discussion. We evaluated the fair value of the amortizable distribution right intangible asset, as computed, utilizing undiscounted cash flows, compared to its present carrying value. Based on this evaluation, we recorded an impairment charge of $24.1 million in the second quarter of

2007. The charge is included in the special items, net caption in the accompanying consolidated statements of operations for the quarter ended July 1, 2007. The remaining intangible asset of $0.9 million will be amortized over the remaining four months of the existing agreement until terminated in October 2007.

        Based on foreign exchange rates as of July 1, 2007, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In thousands)
2007 - remaining	$30,880
2008	$59,862
2009	$53,391
2010	$35,563
2011	$32,558

        Amortization expense of intangible assets was $15.1 million and $30.0 million for the thirteen and twenty-six weeks ended July 1, 2007, and $18.7 million and $37.1 million for the thirteen and twenty-six weeks ended June 25, 2006, respectively.

10.   DEBT AND OTHER CREDIT ARRANGEMENTS

        Our total borrowings were composed of the following:

	As of
	July 1, 2007	December 31, 2006
	(In thousands)
Canadian bank overdraft facilities	$171	$180
British pound lines of credit and bank overdraft facility	32,321	59
Japanese Yen lines of credit	—	193

Total short-term borrowings	$32,492	$432

Senior notes:
U.S. $850 million	$844,667	$847,705
U.S. $300 million	300,000	300,000
Cdn $900 million	843,018	770,254
Convertible debt	575,000	—
Credit facility	—	—
Other notes payable:
RMMC joint venture	31,818	31,818
BRI joint venture	197,432	184,077

Total long-term debt (including current portion)	2,791,935	2,133,854
Less: current portion of long-term debt	(628,112)	(4,009)

Total long-term debt	$2,163,823	$2,129,845

2.5% Convertible Senior Notes:

        On June 15, 2007, Molson Coors Brewing Company issued $575 million of 2.5% Convertible Senior Notes (the "Notes") in a public offering. The Notes are governed by indenture and supplemental indenture documents (together, the "Indenture"), dated June 15, 2007, among MCBC and its subsidiary guarantors and our trustee. The Notes are the Company's senior unsecured obligations and rank equal in rights of payment with all of the Company's other senior unsecured debt and senior to all of the Company's future subordinated debt. The Notes are guaranteed on a senior unsecured basis by the same subsidiary guarantors that have guaranteed the Company's existing debt securities. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes bear interest at a rate of 2.5% per annum, payable semi-annually in arrears. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes from dilution in their values due to certain events and marketplace and corporate changes, as defined in the Indenture.

        Holders may surrender their Notes for conversion prior to the close of business on January 30, 2013, if any of the following conditions is satisfied:

  •
  During any calendar quarter, if the closing sales price of our Class B common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 130% of the conversion price of the Notes in effect on that last trading day;

  •
  During the ten consecutive trading day period following any five consecutive trading day period in which the trading price for the Notes for each such trading day was less than 95% of the closing sale price of our Class B common stock on such date multiplied by the then current conversion rate; or

  •
  If we make certain significant distributions to holders of our Class B common stock, we enter into specified corporate transactions or our Class B common stock ceases to be approved for listing on the New York Stock Exchange and is not listed for trading purposes on a U.S. national securities exchange.

        After January 30, 2013, holders may surrender their Notes for conversion any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the conditions listed above have been satisfied. Upon conversion of the Notes, holders of the Notes will receive the par value amount of each bond in cash and the shares of our Class B common stock (subject to our right to deliver cash in lieu of all or a portion of those shares) in satisfaction of the conversion feature if, on the day of conversion, the MCBC stock price exceeds the conversion price. Initially, the conversion price for each $1,000 aggregate principal amount of notes is $109.51 per share of our Class B common stock, which represents a 25% premium above the stock price on the day of the issuance of the Notes and corresponds to the initial conversion ratio of 9.132 shares per each $1,000 aggregate principal amount of notes. The initial conversion ratio and conversion price are subject to customary adjustments for certain events and provisions, as defined in the Indenture. If, upon conversion, the MCBC stock price is below the conversion price, adjusted as necessary, a cash payment for the par value amount of the Notes will be made. We accounted for the Notes pursuant to EITF Issue 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

        In connection with the issuance of the Notes, we incurred approximately $9.9 million of deferred debt issuance costs which will be amortized as interest expense over the life of the Notes.

        The proceeds of the convertible note offering were used as follows:

  •
  $465.4 million to retire 6 3/8% Senior Notes due 2012 (discussed below)

  •
  $49.7 million for the net cost of the Convertible Note Hedge and Warrant (discussed below)

  •
  $50.0 million voluntary contribution to fund the U.S. defined benefit pension plan

  •
  $9.9 million to cover debt issuance costs

Convertible Note Hedge and Warrants:

        In connection with the issuance of the Notes, we entered into a privately-negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") will cover up to approximately 5.3 million shares of our Class B common stock. The purchased call options, if exercised by us, require the counterparty to deliver to us shares of MCBC Class B common stock adequate to meet our net share settlement obligations under the convertible notes and are expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we may be required to issue to the counterparty up to approximately 5.3 million shares of our Class B common stock. The warrant price is $140.18 which represents a 60% premium above the stock price on the date of the warrant transaction. The warrants expire on February 20, 2014.

        We used approximately $49.7 million of the net proceeds from the issuance of the 2.5% Convertible Senior Notes, to pay for the cost to us of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholder's Equity section of the balance sheet as of July 1, 2007.

        The purchased call options and warrants are separate transactions entered into by the Company and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

Subsequent Event—the tender for and repurchase of 6 3/8% Senior Notes due 2012 (tender offer)

        On July 11, 2007, we repurchased $625.0 million aggregate principal amount of our 6 3/8% $850 million Senior Notes due 2012 in response to our tender offer announced in the second quarter of 2007. The cash consideration paid of approximately $651.8 million included principal amounts of notes purchased and accrued but unpaid interest up to, but not including, the settlement date. The cash consideration paid also included an early tender payment of $20.00 for each $1,000 principal amount of Senior notes tendered on or before June 22, 2007. This amount was in addition to the principal amounts of notes and interest, if any, paid to the bond holders whose bonds were repurchased pursuant to this tender offer. The loss related to this early extinguishment of debt amounted to approximately $24.5 million. The loss comprised of a $14.1 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $6.6 million incentive payment to note holders for early tendering of the notes, and a $3.8 million write-off of the proportionate amount of unamortized discount and issuance fees associated with the extinguished debt. The loss will be recognized in the third quarter 2007 financial statements. This debt extinguishment was funded, in part, with proceeds from the issuance of $575 million aggregate principal amount of 2.5% Convertible Senior Notes, issued on June 15, 2007. The remaining source of funds for the early extinguishment was existing cash resources. As of July 1, 2007, the $625.0 million par value amount of the notes, less the related debt discount, were classified as current portion of long term-debt.

11.   EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        The Company offers defined benefit retirement plans in Canada, the United States and the United Kingdom that cover substantially all of its employees. Additionally, the Company offers other postretirement benefits to the majority of its Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended July 1, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$8,290	$4,337	$10,068	$22,695
Interest cost	21,541	14,340	28,396	64,277
Expected return on plan assets	(27,074)	(17,484)	(40,270)	(84,828)
Amortization of prior service cost (benefit)	376	11	(1,608)	(1,221)
Amortization of net actuarial loss	6	3,458	1,311	4,775
Less expected participant contributions	(911)	—	(2,601)	(3,512)

Net periodic pension cost (benefit)	$2,228	$4,662	$(4,704)	$2,186

Other Postretirement Benefits
Service cost—benefits earned during the period	$2,294	$659	$—	$2,953
Interest cost on projected benefit obligation	3,505	1,977	—	5,482
Amortization of prior service cost	15	76	—	91
Amortization of net actuarial loss	342	830	—	1,172

Net periodic postretirement benefit cost	$6,156	$3,542	$—	$9,698

        The U.K. plan net periodic pension income in the second quarter and first half of 2007 was a result of a pension curtailment recognized in the second quarter of 2006.

	Thirteen Weeks Ended June 25, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$8,256	$4,915	$8,996	$22,167
Interest cost	20,825	13,654	25,075	59,554
Expected return on plan assets	(25,892)	(16,063)	(34,537)	(76,492)
Amortization of prior service cost (benefit)	313	11	(1,514)	(1,190)
Amortization of net actuarial loss	—	4,732	2,596	7,328
Less expected participant contributions	(899)	—	(2,432)	(3,331)

Net periodic pension cost (benefit)	$2,603	$7,249	$(1,816)	$8,036

Other Postretirement Benefits
Service cost—benefits earned during the period	$1,760	$784	$—	$2,544
Interest cost on projected benefit obligation	3,186	1,846	—	5,032
Amortization of prior service cost	27	52	—	79
Amortization of net actuarial loss	206	711	—	917

Net periodic postretirement benefit cost	$5,179	$3,393	$—	$8,572

	Twenty-Six Weeks Ended July 1, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$16,087	$8,674	$19,972	$44,733
Interest cost	41,799	28,680	56,348	126,827
Expected return on plan assets	(52,537)	(34,968)	(79,916)	(167,421)
Amortization of prior service cost (benefit)	729	22	(3,197)	(2,446)
Amortization of net loss	12	6,916	2,606	9,534
Less expected participant contributions	(1,768)	—	(5,168)	(6,936)

Net periodic pension cost (benefit)	$4,322	$9,324	$(9,355)	$4,291

Other Postretirement Benefits
Service cost—benefits earned during the period	$4,452	$1,318	$—	$5,770
Interest cost on projected benefit obligation	6,800	3,954	—	10,754
Amortization of prior service cost	29	152	—	181
Recognized net actuarial loss	663	1,660	—	2,323

Net periodic postretirement benefit cost	$11,944	$7,084	$—	$19,028

	Twenty-Six Weeks Ended June 25, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$16,292	$9,830	$18,781	$44,903
Interest cost	41,011	27,308	48,761	117,080
Expected return on plan assets	(50,867)	(32,126)	(67,376)	(150,369)
Amortization of prior service cost	846	22	(3,079)	(2,211)
Amortization of net loss	—	9,464	7,326	16,790
Less expected participant contributions	(1,766)	—	(4,931)	(6,697)

Net periodic pension cost (benefit)	$5,516	$14,498	$(518)	$19,496

Other Postretirement Benefits
Service cost—benefits earned during the period	$3,454	$1,568	$—	$5,022
Interest cost on projected benefit obligation	6,251	3,692	—	9,943
Amortization of prior service cost	27	104	—	131
Recognized net actuarial loss	405	1,422	—	1,827

Net periodic postretirement benefit cost	$10,137	$6,786	$—	$16,923

        During the second quarter of 2007, employer contributions paid to the defined benefit plans were $25.2 million, $60.0 million and $6.7 million for the Canada, U.S. and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first half of 2007 were $49.2 million, $70.0 million and $13.3 million for the Canada, U.S. and U.K. plans, respectively. As part of the use of convertible debt offering proceeds discussed in Note 10, the Company made a voluntary contribution to the U.S. pension plan of $50 million resulting in the total $70.0 million year-to-date contribution to the U.S. pension plan. The 2007 annual employer contributions to the combined Canada, U.S. and U.K. defined benefits plans are expected to total approximately $221 million.

12.   FINANCIAL INSTRUMENTS

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and consolidated subsidiaries. These changes had no impact on our consolidated financial statements. Concurrent with the realignment, we entered into several cross currency swaps to hedge the foreign currency impact of inter-company British pound (GBP) debt in a Canadian dollar (CAD) functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the inter-company loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP 530 million. The fair value of the new cross currency swaps depends on the relationship between GBP and CAD foreign exchange rates and interest rates. Generally, the fair value of the new cross currency swaps will be stated as a liability if CAD strengthens against GBP, and will be stated as an asset if CAD weakens against GBP. The fair values of the new cross currency swaps were a liability of $67.7 million at July 1, 2007. The net effect of this swap eliminates our external GBP interest expense, replacing it with CAD interest expense.

        The following table sets forth the notional transaction amounts and fair values for our outstanding derivatives, including the new cross currency swaps described above, summarized by risk category and instrument type:

	As of
	July 1, 2007			December 31, 2006
	Notional Amount	Fair value	Maturity	Notional Amount	Fair value	Maturity
	(In thousands)
Foreign currency:
Forwards	$338,938	$(11,037)	7/07 - 6/10	$220,455	$7,133	1/07 - 7/09
Swaps	2,429,328	(365,785)	9/10 - 5/12	1,411,704	(268,656)	4/07 - 5/12

Total foreign currency	$2,768,266	$(376,822)		$1,632,159	$(261,523)
Interest rate:
Swaps	$295,061	$(3,811)	6/11 - 5/12	$286,971	$1,913	6/11 - 5/12
Commodity price:
Swaps	$101,303	$3,739	7/07 - 12/09	$49,723	$7,436	1/07 - 9/08
Fixed price contracts	—	—		4,125	(956)	1/07 - 5/07

Total commodity price	$101,303	$3,739		$53,848	$6,480

Total outstanding derivatives	$3,164,630	$(376,894)		$1,972,978	$(253,130)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on July 1, 2007, are as follows (in thousands):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(376,894)	$(2,096)	$(5,202)	$(369,596)	$—

13.   CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 6, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided an indemnity for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated penalties and interest, was $340 million as of July 1, 2007. This amount increased by $54 million from the prior quarter due to recent unfavorable rulings and substantial weakening of USD relative to the Brazilian Real. Our estimate of the fair value of the indemnity liability associated with the purchase tax credits as of July 1, 2007 was $103 million, $4 million of which was classified as a current liability and $99 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $7.8 million during the second quarter of 2007 due primarily to foreign exchange. The increase discussed above was offset by an increase in the estimated value of potential refund amounts in certain scenarios. The liabilities are also impacted by changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $34 million as of July 1, 2007, $22 million of which is classified as a current liability and $12 million of which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which we expect to occur during the third quarter of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below summarizes the changes in the contingency reserve balances from December 31, 2006 through July 1, 2007:

	Purchase tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In thousands)
Balance at December 31, 2006	$77,715	$33,260	$110,975
Adjustments to indemnity liabilities due to changes in estimates and accretion expense	15,946	(2,555)	13,391
Foreign exchange impact	9,314	3,394	12,708

Balance at July 1, 2007	$102,975	$34,099	$137,074

        Current liabilities of discontinued operations include current tax liabilities of $9.8 million. Included in current and non-current assets of discontinued operations are $4.9 million and $4.9 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP in its filings with the U.S. Securities and Exchange Commission. The Company believes these are without merit and will vigorously defend the lawsuits.

        In December 2005, Miller Brewing Company sued us and several of our subsidiaries in a Wisconsin federal court. Miller sought to invalidate a licensing agreement (the Agreement) allowing Molson Canada, the sole distribution of Miller products in Canada. Miller also sought damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claimed that the Agreement's purposes had been frustrated as a result of the Merger. We filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect. We reached an agreement with Miller in the first quarter of 2007 resolving the dispute, resulting in amended agreements that extend our relationship and alter the financial terms of the arrangements. Based on the resolution reached, during the first quarter of 2007, we evaluated the carrying value of the intangible asset associated with the Miller arrangements and concluded that there was no impairment.

        On May 10, 2007, a trial court in Ontario, Canada ruled at the conclusion of a hearing that the termination notice issued by Foster's Group Limited in late October 2006 purporting to provide twelve months' notice of its intention to terminate the Foster's U.S. License Agreement due to the Merger was valid and effective. As previously disclosed, the Agreement provides Molson Canada with the right to produce Foster's beer for the U.S. marketplace. As a result of this ruling, we recorded a non-cash impairment charge of $24.1 million to our distribution right intangible associated with Foster's intangible in the second quarter of 2007. See Note 9 for further discussion.

        Molson Coors and many other brewers and distilled spirits manufacturers have been sued in various courts regarding advertising practices and underage consumption. All of the suits have been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the courts. To date, all but one of the lawsuits have been dismissed. All of the dismissals have been appealed by plaintiffs. During the second quarter of 2007, three of those appeals were decided, each on in favor of defendants. We will vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, related to these lawsuits.

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

Environmental

        When we have determined that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs was recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred.

        From time to time, we have been notified that we are or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share if any of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage available.

        We are one of a number of entities named by the Environmental Protection Agency (EPA) as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver, Colorado (Denver) and is managed by Waste Management of Colorado, Inc. (Waste Management). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.

        Waste Management provides us with updated annual remediation cost estimates through 2032. We reviewed these cost estimates in the assessment of our accrual related to this issue. We use certain assumptions that may differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is our best estimate currently available.

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

        Based on these assumptions, the present value and gross amount of the future costs at July 1, 2007, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing recorded liability is adequate as of July 1, 2007. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

        Considering that the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are to be included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

        We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

        In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We are not yet able to estimate any potential liability associated with this site.

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

14.   COMPREHENSIVE INCOME

        Components of comprehensive income are summarized in the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Net income	$184,963	$156,227	$189,370	$125,990

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	378,722	194,250	433,892	194,505
Currency effect on pension liability	(6,505)	45,977	(7,462)	49,266
Amortization of net prior service costs and net actuarial losses, net of tax	3,576	—	5,993	—
Unrealized gain (loss) on derivative instruments, net of tax	(3,740)	(6,575)	7,559	(6,774)
Reclassification adjustment—derivative instruments, net of tax	(701)	460	(2,168)	(5,092)

Total Comprehensive income	$556,315	$390,339	$627,184	$357,895

15.   STOCKHOLDERS' EQUITY

        The following table summarizes the components of stockholders' equity from December 31, 2006 through July 1, 2007:

	Common stock issued		Exchangeable shares issued
							Accumulated other comprehensive income
					Paid-in- capital	Retained earnings
	Class A	Class B	Class A	Class B				Total
	(In thousands)
Balance at December 31, 2006	$13	$666	$124,699	$1,310,989	$2,390,556	$1,673,455	$316,978	$5,817,356
Shares issued under equity compensation plans, including related tax benefit	—	26	—	—	185,914	—	—	185,940
Exchange of shares	—	25	(2)	(185,516)	185,493	—	—	—
Amortization of stock based compensation	—	—	—	—	19,931	—	—	19,931
Other comprehensive income	—	—	—	—	—	—	437,814	437,814
Adjustment to adopt FIN 48	—	—	—	—	—	(105,409)	—	(105,409)
Sale of warrants	—	—	—	—	56,991	—	—	56,991
Purchase of call options, net of tax	—	—	—	—	(66,035)	—	—	(66,035)
Net income	—	—	—	—	—	189,370	—	189,370
Cash dividends	—	—	—	—	—	(57,134)	—	(57,134)

Balance at July 1, 2007	$13	$717	$124,697	$1,125,473	$2,772,850	$1,700,282	$754,792	$6,478,824

16.   SUBSEQUENT EVENTS

  The tender for and repurchase of 6 3/8% Senior Notes due 2012

        On July 11, 2007, we repurchased $625 million of our 6 3/8% $850 million Senior notes due 2012. See Note 10 for further discussion.

  Reduction in U.K. Tax Rates

        On July 19, 2007, the U.K. government enacted a 2% reduction in its corporate income tax rate along with several changes in tax laws, including changes that affect the depreciation of certain fixed assets. See Note 7 for further discussion.

  Edmonton brewery closure

        On July 31, 2007, we committed to a plan to close our brewery in Edmonton, Alberta, and to shift that facility's production to our other breweries in Canada. The Edmonton facility brewed and packaged beer for the Canada segment, and had been producing less than 10% of the segment's annual production volume. The transfer of operations to the other Canadian breweries is expected to take place during the fourth quarter of 2007 and be completed in the first quarter of 2008. Approximately 136 employees will be impacted by the brewery's closure. The brewery's unionized work force went out on strike on May 30, 2007, and the brewery has not been operating since that date. The closure of the brewery has been necessitated by changing industry dynamics in the Canadian beer market and supports our cost containment goals.

        We expect to record a pretax non-cash impairment charge of approximately $37 million in the third quarter of 2007 associated with the carrying amount of fixed assets at the Edmonton brewery, which will be considered held for sale. In addition, we are evaluating what termination benefits will be provided for employees directly impacted by the closure and intend to treat all affected employees fairly, with any additional costs and cash expenditures being incurred in the second half of 2007. We cannot reasonably determine the cost of providing such benefits at this time.

        Other associated costs to be recognized in the third and fourth quarters of 2007, including a possible loss on the partial settlement of a defined benefit pension plan and accelerated depreciation of certain other brewery assets, are estimated to be approximately $10 million to $12 million. Cash expenditures associated with the costs described above, excluding any potential termination benefits, are not expected to be significant.

  Stock Split

        On August 1, 2007, our Board of Directors declared a two-for-one stock split for all classes of capital stock, with a planned record date of September 19, 2007, and a planned distribution date of October 3, 2007. As such, the stock split has not yet been reflected in our financial statements.

However the following details the pro forma effect on EPS, as if this stock split was retroactively applied to all periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(In thousands)
Income from continuing operations	$184,344	$157,642	$203,581	$139,072
Gain (loss) from discontinued operations, net of tax	619	(1,415)	(14,211)	(13,082)

Net income	$184,963	$156,227	$189,370	$125,990

Pro forma weighted average shares for basic EPS	178,942	171,906	177,542	171,638
Pro forma effect of dilutive securities:
Employee stock options	2,112	1,028	2,276	980
Restricted and deferred stock units	188	118	276	84

Pro forma weighted average shares for diluted EPS	181,242	173,052	180,094	172,702

Pro forma basic income (loss) per share:
From continuing operations	$1.03	$0.92	$1.15	$0.81
From discontinued operations	0.00	(0.01)	(0.08)	(0.08)

Pro forma basic net income per share	$1.03	$0.91	$1.07	$0.73

Pro forma diluted income (loss) per share:
From continuing operations	$1.02	$0.91	$1.13	$0.81
From discontinued operations	0.00	(0.01)	(0.08)	(0.08)

Pro forma diluted net income per share	$1.02	$0.90	$1.05	$0.73

17.   SUPPLEMENTAL GUARANTOR INFORMATION

        In 2002, our wholly-owned subsidiary, CBC (2002 Issuer), completed a public offering of $850 million principal amount of 6 3/8% Senior notes due 2012. The notes are guaranteed on a senior and unsecured basis by MCBC (Parent Guarantor and 2007 Issuer), Molson Coors Capital Finance ULC and Molson Coors International LP and certain domestic subsidiaries (Subsidiary Guarantors). Both Molson Coors International, LP and Molson Coors Capital Finance ULC are considered the 2005 Issuers. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, our wholly-owned subsidiary, Molson Coors Capital Finance ULC (2005 Issuers), completed a private placement of approximately $1.1 billion principal amount of Senior notes due as follows:

  •
  USD $300 million 4.85% notes due 2010

  •
  CAD $900 million 5.00% notes due 2015

        The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson, a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes. On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and subsidiaries. As a result, the notes issued in 2005 are now also a liability of a new subsidiary, Molson Coors International, LP. There were no significant changes to the status of any subsidiary as a guarantor or non-guarantor as a result of the internal reorganization.

        On June 15, 2007, the Parent Guarantor and 2007 Issuer issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013 (see Note 10) in a registered offering. The majority of the proceeds were subsequently used to repay in part, $625 million of the 2002 Issuer's outstanding $850 million 6 3/8% Senior notes. The convertible notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors that have guaranteed our existing indebtedness.

        The following information sets forth our Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended July 1, 2007, and June 25, 2006, our Condensed Consolidating Balance Sheets as of July 1, 2007, and December 31, 2006, and our Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended July 1, 2007, and June 25, 2006. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC, which is the Parent Guarantor, and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which Canadian resident holders received in the Merger.

        As a result of the internal reorganization discussed above there were changes in the legal structure of the guarantees, mainly affecting the presentation of the Issuer, the 2005 Issuers, Subsidiary Guarantors and Subsidiary Non-Guarantors, for our second quarter ending July 1, 2007. While there were no significant changes with regard to the status of any entity as a guarantor or non-guarantor, the internal ownership changes affected on April 10, 2007, resulted in our Canadian and U.K. businesses being majority-owned by the 2005 Issuer. Prior period amounts have not been restated as the new ownership structure did not exist in prior periods and any changes to the status of a subsidiary as a guarantor or non-guarantor were not material.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JULY 1, 2007

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$787,494	$—	$44,086	$1,412,444	$—	$2,244,024
Excise taxes	—	(115,467)	—	(389)	(451,901)	—	(567,757)

Net sales	—	672,027	—	43,697	960,543	—	1,676,267
Cost of goods sold	(25)	(412,191)	—	(34,507)	(520,174)	—	(966,897)
Equity in subsidiary earnings (losses)	193,137	(11,575)	202,806	—	—	(384,368)	—

Gross profit	193,112	248,261	202,806	9,190	440,369	(384,368)	709,370
Marketing, general and administrative expenses	(26,585)	(185,143)	(10)	(8,435)	(236,721)	—	(456,894)
Special items, net	—	—	—	—	(25,379)	—	(25,379)

Operating income	166,527	63,118	202,796	755	178,269	(384,368)	227,097
Interest income (expense), net	1,564	(14,458)	(13,933)	1,923	(63)	—	(24,967)
Other income (expense), net	151	238	167	(1,195)	15,581	—	14,942

Income from continuing operations before income taxes	168,242	48,898	189,030	1,483	193,787	(384,368)	217,072
Income tax benefit (expense)	16,743	17,573	(84,495)	1,034	20,722	—	(28,423)

Income from continuing operations before minority interests	184,985	66,471	104,535	2,517	214,509	(384,368)	188,649
Minority interests in net income of consolidated entities	—	—	—	—	(4,305)	—	(4,305)

Income from continuing operations	184,985	66,471	104,535	2,517	210,204	(384,368)	184,344
(Loss) gain from discontinued operations, net of tax	(22)	—	—	—	641	—	619

Net income	$184,963	$66,471	$104,535	$2,517	$210,845	$(384,368)	$184,963

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JUNE 25, 2006

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$741,446	$—	$42,903	$1,345,698	$—	$2,130,047
Excise taxes	—	(109,681)	—	(622)	(436,719)	—	(547,022)

Net sales	—	631,765	—	42,281	908,979	—	1,583,025
Cost of goods sold	(9)	(398,606)	—	(34,364)	(486,997)	—	(919,976)
Equity in subsidiary earnings	178,746	233,913	—	—	—	(412,659)	—

Gross profit	178,737	467,072	—	7,917	421,982	(412,659)	663,049
Marketing, general and administrative expenses	(16,240)	(202,236)	—	(5,793)	(224,012)	—	(448,281)
Special items, net	(1,334)	(26,421)	—	(1)	1,916	—	(25,840)

Operating income	161,163	238,415	—	2,123	199,886	(412,659)	188,928
Interest income (expense), net	1,240	(33,676)	(13,753)	(1,723)	11,018	—	(36,894)
Other (expense) income, net	(80)	1,892	—	(992)	4,225	—	5,045

Income (loss) from continuing operations before income taxes	162,323	206,631	(13,753)	(592)	215,129	(412,659)	157,079
Income tax (expense) benefit	(5,958)	(27,885)	—	(1,123)	39,931	—	4,965

Income (loss) from continuing operations before minority interests	156,365	178,746	(13,753)	(1,715)	255,060	(412,659)	162,044
Minority interests in net income of consolidated entities	—	—	—	—	(4,402)	—	(4,402)

Income (loss) from continuing operations	156,365	178,746	(13,753)	(1,715)	250,658	(412,659)	157,642
Loss from discontinued operations, net of tax	(138)	—	—	—	(1,277)	—	(1,415)

Net income (loss)	$156,227	$178,746	$(13,753)	$(1,715)	$249,381	$(412,659)	$156,227

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2007

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$1,396,613	$—	$78,336	$2,420,270	$—	$3,895,219
Excise taxes	—	(205,521)	—	(1,096)	(783,724)	—	(990,341)

Net sales	—	1,191,092	—	77,240	1,636,546	—	2,904,878
Cost of goods sold	(59)	(735,677)	—	(62,116)	(939,207)	—	(1,737,059)
Equity in subsidiary earnings	214,882	1,444	202,806	—	—	(419,132)	—

Gross profit	214,823	456,859	202,806	15,124	697,339	(419,132)	1,167,819
Marketing, general and administrative expenses	(42,184)	(357,434)	(10)	(14,814)	(439,250)	—	(853,692)
Special items, net	—	—	—	—	(33,610)	—	(33,610)

Operating income	172,639	99,425	202,796	310	224,479	(419,132)	280,517
Interest income (expense), net	2,482	(28,483)	(27,283)	2,142	(143)	—	(51,285)
Other income (expense), net	237	962	167	(919)	15,746	—	16,193

Income from continuing operations before income taxes	175,358	71,904	175,680	1,533	240,082	(419,132)	245,425
Income tax benefit (expense)	14,034	16,312	(84,495)	(181)	20,594	—	(33,736)

Income from continuing operations before minority interests	189,392	88,216	91,185	1,352	260,676	(419,132)	211,689
Minority interests in net income of consolidated entities	—	—	—	—	(8,108)	—	(8,108)

Income from continuing operations	189,392	88,216	91,185	1,352	252,568	(419,132)	203,581
Loss from discontinued operations, net of tax	(22)	—	—	—	(14,189)	—	(14,211)

Net income	$189,370	$88,216	$91,185	$1,352	$238,379	$(419,132)	$189,370

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2006

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$1,304,080	$—	$76,330	$2,293,583	$—	$3,673,993
Excise taxes	—	(194,565)	—	(1,077)	(741,480)	—	(937,122)

Net sales	—	1,109,515	—	75,253	1,552,103	—	2,736,871
Cost of goods sold	—	(702,270)	—	(62,319)	(882,055)	—	(1,646,644)
Equity in subsidiary earnings	198,496	289,033	—	—	—	(487,529)	—

Gross profit	198,496	696,278	—	12,934	670,048	(487,529)	1,090,227
Marketing, general and administrative expenses	(22,129)	(382,047)	—	(11,265)	(421,698)	—	(837,139)
Special items, net	1,361	(48,146)	—	—	(5,886)	—	(52,671)

Operating income	177,728	266,085	—	1,669	242,464	(487,529)	200,417
Interest (expense) income, net	(59)	(33,543)	(27,284)	60	(8,023)	—	(68,849)
Other (expense) income, net	(181)	2,226	—	(1,026)	1,785	—	2,804

Income (loss) from continuing operations before income taxes	177,488	234,768	(27,284)	703	236,226	(487,529)	134,372
Income tax (expense) benefit	(51,360)	(36,272)	—	(1,892)	101,927	—	12,403

Income (loss) from continuing operations before minority interests	126,128	198,496	(27,284)	(1,189)	338,153	(487,529)	146,775
Minority interests in net income of consolidated entities	—	—	—	—	(7,703)	—	(7,703)

Income (loss) from continuing operations	126,128	198,496	(27,284)	(1,189)	330,450	(487,529)	139,072
Loss from discontinued operations, net of tax	(138)	—	—	—	(12,944)	—	(13,082)

Net income (loss)	$125,990	$198,496	$(27,284)	$(1,189)	$317,506	$(487,529)	$125,990

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JULY 1, 2007

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$583,450	$1,343	$78	$8,113	$86,986	$—	$679,970
Accounts receivable, net	—	147,175	—	12,409	571,463	—	731,047
Other receivables, net	1,301	29,459	4,135	8,485	92,856	—	136,236
Total inventories, net	—	89,002	—	6,386	269,595	—	364,983
Other assets, net	(1)	46,087	—	1,530	65,126	—	112,742
Deferred tax assets	275	5,944	—	875	214	—	7,308
Discontinued operations	—	—	—	—	4,905	—	4,905

Total current assets	585,025	319,010	4,213	37,798	1,091,145	—	2,037,191
Properties, net	13,723	936,220	—	18,761	1,677,581	—	2,646,285
Goodwill	—	11,386	—	3,099	3,142,623	—	3,157,108
Other intangibles, net	—	23,129	—	10,477	4,682,562	—	4,716,168
Net investment in and advances to subsidiaries	5,036,600	(348,971)	6,466,575	—	—	(11,154,204)	—
Deferred tax assets	168,205	36,896	107,953	(17,891)	(5,621)	—	289,542
Other assets	21,336	19,974	5,842	—	163,428	—	210,580
Discontinued operations	—	—	—	—	4,898	—	4,898

Total assets	$5,824,889	$997,644	$6,584,583	$52,244	$10,756,616	$(11,154,204)	$13,061,772

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,468	$161,461	$—	$4,437	$155,632	$—	$324,998
Accrued expenses and other liabilities	(25,679)	270,985	71,675	17,908	758,853	—	1,093,742
Deferred tax liabilities	—	—	—	—	89,188	—	89,188
Short-term borrowings and current portion of long-term debt	—	623,776	(210)	—	37,038	—	660,604
Discontinued operations	—	—	—	—	36,579	—	36,579

Total current liabilities	(22,211)	1,056,222	71,465	22,345	1,077,290	—	2,205,111
Long-term debt	575,000	220,891	1,143,228	—	224,704	—	2,163,823
Deferred tax liabilities	(6,397)	11,237	—	(2,196)	651,825	—	654,469
Other liabilities	49,843	482,160	31,491	73,107	759,098	—	1,395,699
Discontinued operations	—	—	—	—	110,298	—	110,298

Total liabilities	596,235	1,770,510	1,246,184	93,256	2,823,215	—	6,529,400
Minority interests	—	—	—	—	53,548	—	53,548
Total stockholders' equity	5,228,654	(772,866)	5,338,399	(41,012)	7,879,853	(11,154,204)	6,478,824

Total liabilities and stockholders' equity	$5,824,889	$997,644	$6,584,583	$52,244	$10,756,616	$(11,154,204)	$13,061,772

 MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,091	$1,807	$32	$4,845	$94,411	$—	$182,186
Accounts receivable, net	—	79,035	—	9,078	595,396	—	683,509
Other receivables, net	1,859	31,100	4,001	3,274	104,856	—	145,090
Total inventories, net	—	88,184	—	4,859	226,495	—	319,538
Other assets, net	248	51,782	—	1,476	63,410	—	116,916
Deferred tax assets	23,954	19,142	—	455	(37,074)	—	6,477
Discontinued operations	—	—	—	—	4,640	—	4,640

Total current assets	107,152	271,050	4,033	23,987	1,052,134	—	1,458,356
Properties, net	13,501	886,858	—	18,850	1,502,275	—	2,421,484
Goodwill	—	11,385	—	3,099	2,954,192	—	2,968,676
Other intangibles, net	—	23,281	—	10,477	4,361,536	—	4,395,294
Net investment in and advances to subsidiaries	4,256,365	6,332,906	—	—	—	(10,589,271)	—
Deferred tax assets	448,460	82,751	—	67,911	(467,773)	—	131,349
Other assets	10,911	23,800	5,763	10	183,453	—	223,937
Discontinued operations	—	—	—	—	4,317	—	4,317

Total assets	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,117	$182,254	$—	$1,994	$233,285	$—	$419,650
Accrued expenses and other liabilities	31,054	256,793	18,206	4,972	914,381	—	1,225,406
Deferred tax liabilities	45,437	—	—	(2)	70,894	—	116,329
Short-term borrowings and current portion of long-term debt	—	(344)	(192)	—	4,977	—	4,441
Discontinued operations	—	—	—	—	34,290	—	34,290

Total current liabilities	78,608	438,703	18,014	6,964	1,257,827	—	1,800,116
Long-term debt	—	848,049	1,070,446	—	211,350	—	2,129,845
Deferred tax liabilities	369,449	107,989	—	1,749	127,813	—	607,000
Other liabilities	6,664	545,237	7,684	—	557,086	—	1,116,671
Discontinued operations	—	—	—	—	85,643	—	85,643

Total liabilities	454,721	1,939,978	1,096,144	8,713	2,239,719	—	5,739,275
Minority interests	—	—	—	—	46,782	—	46,782
Total stockholders' equity	4,381,668	5,692,053	(1,086,348)	115,621	7,303,633	(10,589,271)	5,817,356

Total liabilities and stockholders' equity	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2007

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(36,246)	$14,786	$190,176	$(141,901)	$21,400	$48,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,588)	(90,605)	—	(885)	(174,215)	(268,293)
Proceeds from sales of properties and intangible assets, net	—	917	—	14	32,352	33,283
Trade loan repayments from customers	—	—	—	—	15,388	15,388
Trade loans advanced to customers	—	—	—	—	(12,852)	(12,852)
Other	—	201	—	—	—	201

Net cash used in investing activities	(2,588)	(89,487)	—	(871)	(139,327)	(232,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	167,874	—	—	—	—	167,874
Excess tax benefits from share-based compensation	18,931	—	—	—	—	18,931
Dividends paid	(46,140)	—	—	—	(10,994)	(57,134)
Proceeds from issuance of convertible debt	575,000	—	—	—	—	575,000
Sale of warrants	56,991	—	—	—	—	56,991
Purchase of call options	(106,656)	—	—	—	—	(106,656)
Payments on long-term debt and capital lease obligations	—	(702)	—	—	(283)	(985)
Proceeds from short-term borrowings	—	—	—	—	157,286	157,286
Payments on short-term borrowings	—	—	—	—	(151,932)	(151,932)
Net payments on commercial paper	—	—	—	—	—	—
Net proceeds from revolving credit facilities	—	—	—	—	20,232	20,232
Change in overdraft balances and other	(8,912)	8,367	—	—	(1,559)	(2,104)
Other—discontinued operations	—	—	—	—	—	—
Net activity in investments and advances (to) from subsidiaries	(115,895)	66,572	(190,135)	145,946	93,512	—

Net cash provided by (used in) financing activities	541,193	74,237	(190,135)	145,946	106,262	677,503

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	502,359	(464)	41	3,174	(11,665)	493,445
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	5	94	4,240	4,339
Balance at beginning of year	81,091	1,807	32	4,845	94,411	182,186

Balance at end of period	$583,450	$1,343	$78	$8,113	$86,986	$679,970

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2006

(IN THOUSANDS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(16,603)	$(29,506)	$(26,200)	$(3,561)	$313,035	$237,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,410)	(129,653)	—	(861)	(68,759)	(201,683)
Proceeds from sales of properties and intangible assets, net	—	82	—	79	10,177	10,338
Trade loan repayments from customers	—	—	—	—	14,140	14,140
Trade loans advanced to customers	—	—	—	—	(13,131)	(13,131)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813

Net cash (used in) provided by investing activities	(2,410)	(134,024)	—	(782)	10,693	(126,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	27,724	—	—	—	—	27,724
Excess income tax benefits from share-based compensation	253					253
Dividends paid	(41,123)	—	—	—	(13,811)	(54,934)
Dividends paid to minority interest holders	—	—	—	—	(9,234)	(9,234)
Payments on long-term debt and capital lease obligations	—	—	—	—	(2,258)	(2,258)
Proceeds from short-term borrowings	—	—	—	—	62,913	62,913
Payments on short-term borrowings	—	—	—	—	(65,928)	(65,928)
Net proceeds from commercial paper	—	74,457	—	—	—	74,457
Net payments on revolving credit facilities	—	—	—	—	(113,019)	(113,019)
Change in overdraft balances and other	(9,309)	(9,461)	—	—	26,443	7,673
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances from (to) subsidiaries	41,171	98,839	26,201	4,320	(170,531)	—

Net cash provided by (used in) financing activities	18,716	163,835	26,201	4,320	(286,309)	(73,237)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(297)	305	1	(23)	37,419	37,405
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	165	2,608	2,773
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of period	$701	$1,574	$32	$5,717	$71,567	$79,591

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

General

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the "Merger"). In connection with the Merger, Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Molson Canada was founded in 1786, and Adolph Coors Company was founded in 1873. Since each company was founded, they have been committed to producing the highest-quality beers. Our largest markets are Canada, the United States and the United Kingdom. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

Financial highlights

        The following table and other highlights summarize components of our condensed consolidated summary of operations for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006:

	Thirteen weeks ended			Twenty-six weeks ended
	July 1, 2007	June 25, 2006	% change	July 1, 2007	June 25, 2006	% change
	(In thousands, except percentages and per share data)
Volume in barrels	11,509	11,424	0.7%	20,378	20,043	1.7%
Net sales	$1,676,267	$1,583,025	5.9%	$2,904,878	$2,736,871	6.1%
Income from continuing operations	$184,344	$157,642	16.9%	$203,581	$139,072	46.4%
Diluted income per share from continuing operations	$2.03	$1.82	11.5%	$2.26	$1.61	40.4%

Other second quarter 2007 highlights:

  •
  We grew global volume, driven by increases in our Canada and U.S. segments.

  •
  We grew quarterly market share in our Canada and U.S. segments, with our Canada segment showing a quarterly increase for the first time in nearly 4 years.

  •
  As a brand-led Company, we continued our focus on brand building while increasing revenue per barrel in local currency in all three operating segments.

  •
  Income from continuing operations increased substantially in the quarter, led by our U.S. segment.

  •
  We brought our new Shenandoah brewery on-line during the quarter, which will diversify our geographical brewing capabilities and lower the cost of delivery of our products to our Northeastern U.S. markets.

Synergies and other cost savings initiatives

        Our 2007 goal is to achieve at least $55 million of Merger-related synergies and exceed the $175 million of cumulative synergies forecasted to be achieved since the Merger date. In the second quarter of 2007, we realized $18 million of Merger-related savings. For the first half of 2007, we achieved $32 million of Merger-related savings. The expected 2007 savings added to the $125 million previously realized in the past two years places us in a position to reach our overall Merger-related synergy goal.

        We have identified $250 million of additional cost savings to be achieved by the end 2009. We have recognized $46 million in additional cost savings in the first half of 2007 toward our goal to realize $55 million of the total savings goal during 2007.

Income taxes

        Our consolidated effective tax rate for the second quarter of 2007 was 13%. We anticipate that our 2007 full-year consolidated effective tax rate will be in the range of 20% to 25%. Our second quarter of 2007 consolidated effective tax rate is lower than our anticipated full-year effective rate primarily due to revaluing deferred tax assets and liabilities in Canada for a recently enacted 1/2% Canadian federal income tax rate reduction that will be effective in 2011 and reductions in unrecognized tax benefits, the effects of which were recognized as discrete benefits in the second quarter of 2007 income tax provision.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 6 "DISCONTINUED OPERATIONS" and Note 13 "CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, including amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated results of operations for the thirteen and twenty-six week periods ended July 1, 2007, and June 25, 2006, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.

Canada Segment Results of Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	% change	July 1, 2007	June 25, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,344	2,253	4.0%	3,979	3,844	3.5%

Net sales	$534,536	$496,284	7.7%	$872,389	$825,603	5.7%
Cost of goods sold	(266,025)	(235,665)	12.9%	(464,566)	(424,193)	9.5%

Gross profit	268,511	260,619	3.0%	407,823	401,410	1.6%
Marketing, general and administrative expenses	(120,473)	(118,418)	1.7%	(216,790)	(214,414)	1.1%
Special items, net	(24,131)	—	N/M	(28,210)	—	N/M

Operating income	123,907	142,201	(12.9)%	162,823	186,996	(12.9)%
Other income, net	14,896	1,281	N/M	17,166	1,803	N/M

Earnings before income taxes	$138,803	$143,482	(3.3)%	$179,989	$188,799	(4.7)%

N/M = Not meaningful

        The CAD strengthened versus the USD resulting in a 3% appreciation benefit to USD earnings before income taxes on a year-over-year basis during the thirteen week second quarter period. During the comparable twenty-six week periods for 2007 and 2006, the CAD strengthened versus the USD resulting in a 2% appreciation benefit to USD earnings before income taxes.

Volume and net sales

        Our Canada segment had sales volume totaling 2.3 million barrels for the second quarter ended July 1, 2007, an increase of 4.0% from the prior year. Approximately 3 percentage points of this growth is due to the inclusion of the higher volume week leading into the Canada Day weekend in the second quarter of 2007, versus its inclusion in the third quarter in 2006. Our Canada sales to retail, or STRs, for the second calendar quarter increased 1.1% from the calendar quarter a year ago. Molson strategic brands continued their mid-single-digit growth trend in the quarter benefited by Coors Light, Creemore, Carling and our partner import brands portfolio, each of which grew at double-digit rates. Coors Light has achieved double-digit STR growth in every quarter since the Merger. In addition, Rickard's continued its high-single-digit volume increase, while Molson Canadian declined at a mid-single-digit rate. Total Canadian beer industry STRs grew an estimated 0.1% in the calendar second quarter. As a result, our Canada segment grew market share by more than 0.3% compared to the prior year. This market share growth represents an improvement compared to past trends and represents the first quarterly increase in market share in nearly four years.

        Net sales per barrel increased 1% in local currency, driven by positive sales mix toward higher revenue-per-barrel products, including Rickard's and our partner import brands. Approximately 3 percentage points of revenue per barrel from selective price increases was almost entirely offset by price discounting focused in Ontario and Quebec.

        Sales volume for the twenty-six week period increased 4% over the prior year. This growth was driven by mid-single digit growth by our strategic brands, including double-digit growth on Coors Light, Creemore, Carling and partner import brands in both quarters, for the year-to-date period. Sales per barrel for the twenty-six week period increased 1% in local currency driven by improved sales mix due to increased super-premium sales during the first half of the year. Price increases, which have contributed a 2 percentage point increase, have been fully offset by price discounting focused in Ontario and Quebec.

Cost of goods sold

        Cost of goods sold per barrel increased 6% in local currency in the second quarter of 2007, driven by the following factors:

  •
  2 percentage points of increase due to input cost inflation, which was more than offset by 3 percentage points of synergies and other cost savings;

  •
  3 percentage point increase from sales mix shift to higher-cost, super-premium partner import brands;

  •
  2 percentage points of increase from a requirement to mark-to-market in the second quarter certain foreign currency hedge positions;

  •
  2 percentage point increase from other geographically specific impacts, including incremental costs to supply the market as a result of the Edmonton brewery labor strike.

        Cost of goods sold per barrel for the twenty-six week period increased 5% in local currency. Inflationary cost increases drove a 2 percentage point increase, which was more than offset by a 4 percentage point reduction from synergies and other cost savings initiatives. The requirement to mark-to-market certain foreign currency positions this year contributed an additional 2 percentage point increase during the first half of 2007 and a sales mix shift to our super-premium portfolio contributed to a 3 percentage point increase. The remaining 2 percentage point increase was driven by other impacts including costs associated with the Edmonton brewery labor strike and increased royalty payments on our import partner brand portfolio.

Marketing, general and administrative expenses

        Marketing general and administrative expense decreased 1% in local currency for the second quarter of 2007, driven by reductions in general and administrative expenses which more than offset an increase in overall brand investment.

        For the twenty-six weeks ended July 1, 2007, marketing, general and administrative expenses have held flat in local currency as higher brand investments in 2007 have been almost entirely offset by lower general and administrative expenses.

Special items, net

        The Canada segment recognized $24.1 million of special items expense in the second quarter of 2007, recognized in relation to a court decision upholding the termination notice issued in late 2006 by Foster's Group Limited, resulting in a non-cash impairment charge associated with the intangible asset carrying value of the Foster's U.S. License Agreement, which terminates in October 2007.

        The Canada segment recognized $28.2 million in special items expense in the first half of 2007. The special items represent, $24.1 million relating to the Foster's intangible asset impairment with the remaining $4.1 million relating to employee termination costs associated with production and sales, general and administrative functions. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other income, net

        The Canada segment's second quarter other income increased $13.6 million over the prior year quarter driven by the sale of our 50% ownership of House of Blues Canada, which contributed a $16.7 million gain to reported earnings in the second quarter. This gain was partially offset by our share of losses from our equity investment in the Montréal Canadiens hockey club.

        Other income in the first half of 2007 was $15.4 million higher than the prior year twenty-six week period largely due to a gain on the sale of our equity investment in the House of Blues Canada.

United States Segment Results of Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	% change	July 1, 2007	June 25, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	6,629	6,428	3.1%	11,829	11,386	3.9%

Net sales	$760,787	$721,779	5.4%	$1,348,846	$1,273,053	6.0%
Cost of goods sold	(461,712)	(449,960)	2.6%	(824,973)	(795,169)	3.7%

Gross profit	299,075	271,819	10.0%	523,873	477,884	9.6%
Marketing, general and administrative expenses	(201,244)	(203,074)	(0.9)%	(381,452)	(372,520)	2.4%
Special items, net	—	(26,422)	N/M	—	(48,146)	N/M

Operating income	97,831	42,323	131.2%	142,421	57,218	148.9%
Other income, net	251	1,775	(85.9)%	898	1,904	(52.8)%

Earnings before income taxes	$98,082	$44,098	122.4%	$143,319	$59,122	142.4%

NM=Not meaningful

Volume and net sales

        Sales volume to wholesalers grew 3.1% during the second quarter of 2007, due to sales-to-retail growth and timing of the July 4th holiday in our fiscal calendar. Our 50-states U.S. distributors' STRs increased 2.0% and we grew market share in the second quarter of 2007. This sales increase was driven by low-single-digit growth for Coors Light, which achieved its 9th consecutive quarter of growth, along with double-digit growth of Blue Moon and mid-single-digit growth of Keystone Light. Also Coors Banquet grew slightly in the quarter, benefiting from redesigned packaging and increased advertising investment. Including our Caribbean region, total U.S. STRs increased 1.6% in the second quarter of 2007. Net sales per barrel increased 2.2% in the second quarter due to implementing selective price increases.

        Sales volume to wholesalers increased by 3.9% in the first half of 2007, with Coors Light, Keystone Light and Blue Moon driving the increased volume. Net sales per barrel increased by 2.0% in 2007, due to selective price increases.

Cost of goods sold

        Cost of goods sold per barrel decreased 0.5% in the second quarter, driven by over $22 million of cost savings initiatives achieved and lower depreciation expense. These cost savings were offset in part by higher commodity, transportation and packaging-material costs. Our operations cost savings, offset approximately two-thirds of our U.S. cost of goods sold inflation during the second quarter of 2007.

        Cost of goods sold per barrel increased by 0.1% in the first half of 2007. The year to date change is the result of cost savings initiatives and lower depreciation, offset by higher commodity, transportation and packaging material costs. Cost savings initiatives, offset about two-thirds of our cost of goods sold inflation during the first half of 2007.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased 0.9% in the second quarter of 2007 compared to 2006. These costs were lower as a result of a decrease in general and administrative expenses, which offset higher brand-building and marketing investments.

        Marketing, general and administrative expenses were up 2.4% on a twenty-six week comparison basis. Marketing investments increased at a low-single-digit rate, while general and administrative expenses grew at a mid-single digit rate due to higher labor costs and the twenty-six week period impact related to our stock-based long-term incentive program that began late in the first quarter 2006.

Special items, net

        We recognized no special items in 2007 and $26.4 million of net special charges in the second quarter of 2006. In the second quarter of 2006, $23.7 million of these charges related to accelerated depreciation, and the remaining $2.7 million included employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis plant was closed and sold during the third quarter of 2006.

        Special charges for the first half of 2006 were primarily a result of the Memphis plant sale and closure. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Europe Segment Results of Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	% change	July 1, 2007	June 25, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,536	2,743	(7.5)%	4,570	4,813	(5.0)%

Net sales	$379,596	$363,225	4.5%	$681,160	$635,804	7.1%
Cost of goods sold	(239,188)	(233,599)	2.4%	(447,057)	(426,102)	4.9%

Gross profit	140,408	129,626	8.3%	234,103	209,702	11.6%
Marketing, general and administrative expenses	(104,922)	(98,510)	6.5%	(203,802)	(192,192)	6.0%
Special items, net	(1,248)	1,917	(165.1)%	(5,400)	(5,886)	(8.3)%

Operating income	34,238	33,033	3.6%	24,901	11,624	114.2%
Interest income(1)	2,854	2,885	(1.1)%	5,702	5,689	0.2%
Other income (expense), net	574	3,027	(81.0)%	(1,591)	460	(445.9)%

Earnings before income taxes	$37,666	$38,945	(3.3)%	$29,012	$17,773	63.2%

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

        The GBP strengthened versus the USD favorably impacting USD earnings before income taxes by a 9% appreciation on a year-over-year basis during the thirteen week second quarter period. During the comparable twenty-six week periods for 2007 and 2006, the GBP strengthened versus the USD resulting in a 10% appreciation impact to USD earnings before income taxes.

Volume and net sales

        Sales volumes decreased 7.5% in the second quarter of 2007, due primarily to higher 2006 sales during the World Cup soccer tournament and an extended period of unseasonably cold and rainy weather in 2007. However, our U.K. market share during the second quarter of 2007 was minimally impacted as other brewers also faced similar comparisons and circumstances.

        U.K. owned-brand net sales per barrel in local currency increased approximately 4% in the second quarter of 2007. The increase is largely due to favorable 2007 pricing, with a portion of this due to weak pricing during the 2006 World Cup soccer tournament. This represents our fourth consecutive quarter of improved trends in owned-brand pricing, an improvement from the previous two years.

        In the first half of 2007, our owned-brand volumes decreased 5.0% reflecting the fact that 2006 volumes benefited from the World Cup soccer tournament, and 2007 volumes have been adversely affected by weather conditions and increased competitive pricing. Our market share was minimally impacted during the first half of 2007.

        U.K. owned-brand net sales per barrel in local currency increased by 2.7% in the first half of 2007, largely due to favorable owned-brand pricing, partly offset by the unfavorable impact of ongoing industry channel mix trends.

Cost of goods sold

        U.K. owned-brand cost of goods sold per barrel in local currency decreased by approximately 1.0%, driven by cost savings from our supply chain restructuring program and a higher pension income due to the improved funded status of the U.K. pension plans and lower staffing levels this year.

        For the first half of 2007, cost of goods sold per barrel for our U.K. owned-brands decreased 1.7% in local currency. These decreases were driven by cost savings from our supply chain restructuring program and higher pension income.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the U.K. decreased approximately 1% in local currency in the second quarter. Marketing spending increased at a low-single-digit rate in local currency as we continued to roll out our new advertising campaigns for Carling and C2. General and administrative costs declined due to continued cost savings initiatives and higher pension income.

        For the first half of 2007, marketing, general and administrative expenses in the U.K. decreased 3.9% in local currency for the first half of 2007. Marketing spending increased more than 3% in local currency as we continued our new advertising campaigns for Carling and C2, while general and administrative costs declined at a high-single-digit rate in local currency due to continued savings from cost savings initiatives and higher pension income.

Special items, net

        We recognized $1.2 million of charges and a $1.9 million benefit from special items in the second quarters of 2007 and 2006, respectively. The net special charges in 2007 were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts. The net special benefit from the second quarter of 2006 was due primarily to a $5.3 million curtailment gain representing the acceleration of benefits associated with changes made to our U.K. pension plan in 2005. The recognition of this pension item in the second quarter of 2006 was triggered by the cost-reduction initiatives that significantly reduced staffing levels. This benefit was partially offset by restructuring costs in our supply chain and other areas.

        We incurred $5.4 million of charges in the first half of 2007 compared to $5.9 million of charges in the first half of 2006. The 2007 items were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts. The 2006 items were also a result of additional charges recognized as part of the restructuring of the supply chain operation and organization, but were offset by the pension curtailment gain. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other income (expense), net

        Other income of $0.6 million declined $2.5 million over the prior year quarter. The decline was primarily due to a non-recurring gain recognized on a sale of a surplus property in 2006, combined with improved quarter-over-quarter profit performance through our equity investment in Tradeteam.

        Other expense of $1.6 million declined $2.1 million in the first half of 2007 as compared to the same period in 2006 primarily due to the same factors as in the quarterly discussion above.

Corporate Results of Operations

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2007	June 25, 2006	% change	July 1, 2007	June 25, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Net sales	$1,348	$1,737	(22.4)%	$2,483	$2,411	3.0%
Cost of goods sold	28	(752)	(103.7)%	(463)	(1,180)	(60.8)%

Gross profit	1,376	985	39.7%	2,020	1,231	64.1%
General and administrative expenses	(30,255)	(28,279)	7.0%	(51,648)	(58,013)	(11.0)%
Special items, net	—	(1,335)	N/M	—	1,361	N/M

Operating loss	(28,879)	(28,629)	0.9%	(49,628)	(55,421)	(10.5)%
Interest expense, net	(27,821)	(39,779)	(30.1)%	(56,987)	(74,538)	(23.5)%
Other expense, net	(779)	(1,038)	(25.0)%	(280)	(1,363)	(79.5)%

Loss before income taxes	$(57,479)	$(69,446)	(17.2)%	$(106,895)	$(131,322)	(18.6)%

N/M = Not meaningful

General and administrative expenses

        Corporate general and administrative expenses in the second quarter of 2007 were $30.3 million, up $2.0 million from a year ago. The increase was due to $1.9 million of fees expensed related to restructuring a portion of our long-term debt.

        In the first half of 2007, our general and administrative expenses were down $6.4 million. The 2007 year-to-date change was largely attributable to lower legal fees, reduced severance costs and transfers of allocable costs to the operating segments from the corporate center.

Special items, net

        We recognized no special items in the second quarter and first half of 2007 compared to $1.3 million of special charges and $1.4 million special benefit in the second quarter and first half of 2006, respectively. The 2006 special items were a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net

        Corporate net interest expense totaled $27.8 million in the second quarter 2007, $12.0 million lower than the prior year. This decrease was primarily driven by lower average outstanding debt levels this year and lower expense related to adjusting Ontario Beer Store (BRI) interest rate swaps to market value. During the third quarter 2006, we restructured the BRI interest rate swaps and designated them to now qualify for hedge accounting which will no longer cause volatility to our results of operations.

        For the first half of 2007, net interest expense has decreased by $17.6 million due to the lower average debt levels and restructuring of the BRI interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of July 1, 2007, we had a working capital deficit of $167.9 million. We ordinarily operate at working capital deficits given the relatively quick turnover of our receivables and inventory. Income tax liabilities of $158 million were included in current liabilities as of June 25, 2006, contributing to the working capital deficit. These liabilities are presented as a component of long-term liabilities as of July 1, 2007, as a result of the adoption of FIN 48 in the first quarter of 2007. Contributing to our working capital deficits were $660.6 million and $310.3 million, respectively, of short-term borrowings and current portion of long-term debt at July 1, 2007, and June 25, 2006. We had total cash of $680.0 million at July 1, 2007, compared to $79.6 million at June 25, 2006. The unusually high balances associated with cash and current portion of long-term debt and short-term borrowings are due to the completion of the issuance of $575 million of convertible notes on June 15, 2007 (prior to the balance sheet date), while the planned use of cash for the extinguishment of $625 million of our 6 3/8% notes due 2012 that were classified as current liabilities was not completed until July 2007 (after the balance sheet date). Long-term debt was $2,163.8 million and $2,163.0 million at July 1, 2007, and June 25, 2006, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating activities

        Net cash provided by operating activities was $48.2 million for the twenty-six weeks ended July 1, 2007, compared to net cash provided of $237.2 million in the comparable period last year. The calendar first quarter typically results in a net use of cash for the Company, due to seasonality in the business. The calendar third quarter generates our highest operating cash flows, followed by the second quarter, due primarily to collections on increased receivables from summer beer sales. The timing of accounts payable disbursements and other accrued expenses on a year-over-year basis is the primary reason for the decrease in operating cash flow, driven to some extent by the inclusion of the 53rd week in the fourth quarter of 2006. Specifically, our fiscal 2007 began on January 1, 2007, while our fiscal 2006 began on December 26, 2005. This timing of scheduled payments associated with accounts payable, payroll and other costs caused more of these costs to be disbursed in the first half of 2007 than in the comparable period of 2006. Our accounts receivable collections in the U.S. were lower in 2007 than in 2006 due to distributor purchase levels increase late in the first quarter and temporary extensions of credit terms associated with the Shenandoah brewery coming fully on line in June of 2007. While these impacts are expected to continue to correct themselves to some extent as we progress through the year and our operating cash flows should become more comparable with the prior year, we anticipate that full-year operating cash flow will be lower in 2007 than in 2006. Additionally, contributions to defined benefit pension plans were higher in 2007 versus 2006 by $52.3 million and tax payments were higher in the first half of 2007 by $32.0 million. Payments for prior year incentive compensation were higher in 2007 due to the Company's improved financial performance in 2006 versus 2005.

        Coincident with the sale of the Memphis brewery in September 2006, we recorded a $26.9 million liability for the estimated payment required for our withdrawal from the hourly workers multi-employer pension plan. We expect to pay a total of $1.2 million in monthly installments through the summer of 2007 and then pay the remaining $25.7 million in one lump sum in September 2007. We also anticipate making a payment to FEMSA associated with our Brazil indemnity obligations in 2007, which we expect will approximate $23 million.

Investing activities

        Net cash used in investing activities of $232.3 million for the twenty-six weeks ended July 1, 2007, was higher by $105.8 million compared to the same period in 2006. Additions to properties were higher in 2007 by $66.6 million as compared to 2006, due primarily to CBL's $90.0 million purchase in April 2007 of kegs that had been owned and managed by a third-party service provider which was placed in receivership early in 2007. We collected $30.0 million in July 2007 from the sale of our equity investment in the House of Blues Canada (see Note 5 to the condensed consolidated financial statements). In 2006, we received proceeds of $68.0 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of related transaction costs.

Financing activities

        Net cash provided by financing activities was $677.5 million for the twenty-six weeks ended July 1, 2007, compared to net cash used of $73.2 million during the same period in 2006. We collected $167.9 million through the second quarter of 2007 as a result of exercises by stock option holders, compared to $27.7 million through the second quarter of 2006. During the second quarter of 2007, we received proceeds from the issuance of $575 million of senior convertible notes (see Note 10 to the condensed consolidated financial statements). We incurred $9.9 million of direct costs related to the issuance, and also paid a net amount of $49.7 million for the purchase of a note hedge and proceeds from the issuance of warrants associated with the convertible notes. Aside from the financing activity associated with the convertible notes, net borrowings under available facilities were approximately $24.6 million for the first half of 2007, encompassing all other activity in our various debt and credit facilities (including those associated with discontinued operations). Net repayments of debt during the same period of 2006 was approximately $44.7 million (including those associated with discontinued operations).

        In July 2007 and subsequent to the balance sheet date, we paid $645.6 million to repurchase $625.0 million face amount of 6 3/8% senior notes due 2012 and related premiums incurred under the repurchase transaction. This amount will be shown as a financing use of funds in the third quarter of 2007. Additionally, $6.2 million was also paid to the holders of the repurchased notes for accrued but previously unpaid interest; this amount will be presented as an operating use of cash in the third quarter of 2007. Part I—Financial Statements, Item 1 Note10 under the caption "DEBT AND OTHER CREDIT ARRANGEMENTS.".

Capital Resources

        As discussed in the Financing section above, during the second quarter of 2007, we issued $575 million of senior convertible notes, with a coupon rate of interest of 2.5%. Early in the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625 million of 6 3/8% senior notes due 2012 and additional related charges. See Part I—Financial Statements, Item 1 Note10 under the caption "DEBT AND OTHER CREDIT ARRANGEMENTS" a discussion of changes to our capital structure in the second quarter of 2007.

        The vast majority of our remaining debt borrowings as of July 1, 2007, consist of publicly traded notes with maturities scheduled from 2010 to 2015. We will continue to use commercial paper borrowings under our existing facility and borrowings under available revolving credit facilities to manage our short-term liquidity requirements through our periods of lower operating cash flow. Going forward, we expect to be in a more positive liquidity position allowing us to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternatives in 2007 and beyond, which could include restructuring of consolidated joint venture debt obligations, pension plan funding, reinvesting cash into our existing businesses and preserving cash flexibility for potential strategic investments.

OFF-BALANCE SHEET ARRANGEMENTS

        As of July 1, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Contractual obligations requiring future cash payments as of July 1, 2007 were:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Total debt, including current maturities(1)	$2,824,427	$660,514	$8,488	$505,935	$1,649,490
Interest payments	585,676	98,580	191,245	150,797	145,054
Derivative payments	3,087,801	134,072	302,988	546,679	2,104,062
Retirement plan expenditures	368,534	150,449	52,728	52,451	112,906
Operating leases	299,940	65,162	96,306	59,141	79,331
Capital leases	2,345	1,190	1,155	—	—
Other long-term obligations	3,098,658	1,168,580	985,607	450,969	493,502

Total obligations	$10,267,381	$2,278,547	$1,638,517	$1,765,972	$4,584,345

(1)
Refer to debt schedule in Part I—Financial Statements, Item 1 Note 10 "DEBT AND OTHER CREDIT ARRANGEMENTS".

        Not included in these contractual cash obligations are $263.2 million of unrecognized tax benefits and $110.3 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

        Other commercial commitments as of July 1, 2007 were:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Standby letters of credit	$56,225	$55,147	$1,078	$—	$—

CONTINGENCIES

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to the pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note12 under the caption "CONTINGENCIES—Indemnity Obligations—Sale of Kaiser" to the condensed consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

        Our significant accounting policies are set forth in Part II—Financial Statements and Supplementary Data Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss our critical accounting estimates in Part II—Item 7 "MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our Annual Report on Form 10-K for the year ended December 31, 2006. We have not modified the policies and estimates set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FIN 48.

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

OUTLOOK

        We will continue our quest to become a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. Simply put, beverages containing alcohol should be consumed responsibly only by adults of legal drinking age. This is a message that we constantly reinforce.

Canada

        Our first priority remains reinvestment in our portfolio and business for growth. We are focused on building our strategic brands and driving innovation behind those brands. In particular we will leverage our innovation on Coors Light, driven by our Sub Zero cold draught dispense systems, new product offerings, and the introduction of the Cold Certified can. Further, we have extended innovation across our portfolio with the introduction of Creemore Traditional Pilsner and new programming on our partner import brand portfolio.

        Our marketing team remains focused on continuing Rickard's momentum and stabilizing Molson Canadian. Strategies will include leveraging the introduction of Rickard's White, which is adding incremental volume, as well as new programming and product offerings for Molson Canadian.

        During the first half of 2007, our sales volume exceeded our STR's due to year-over-year differences in our fiscal calendar, we expect the third quarter 2007 sales volume to be significantly lower than our STRs.

        We continue our focus on reducing costs across the business. We are targeting cost reduction initiatives in operations and general and administrative areas, in addition to Merger-related synergy and other cost saving initiatives to reinvest in our brands and offset inflation. Based on current commodity rates, we now expect full-year cost of goods sold to increase at a low-to-mid-single-digit rate per barrel in local currency, excluding the impact of continued growth by our partner import brands, any incremental cost of the Edmonton brewery labor strike and the $11.3 million year-over-year impact of our requirement to mark-to-market certain foreign currency hedge positions. Without these exclusions, we anticipate that our cost of goods sold per barrel will increase at a high-single-digit rate for full-year 2007.

        On July 31, 2007, we committed to a plan to close our brewery in Edmonton, Alberta, and to shift that facility's production to its other breweries in Canada. See Part I—Financial Statements, Item 1 Note 16 "SUBSEQUENT EVENTS—Edmonton brewery closure" to the condensed consolidated financial statements for a further discussion.

United States

        Our goal for the second half of 2007 is to continue to maintain our volume and market share growth trends with a priority of offsetting as much inflation as possible. The year-to-date pricing environment is positive, but we have tougher volume comparables in the second half of the year. Due to year-over-year differences in our fiscal calendar, we expect the third quarter 2007 sales volumes to be lower than our STRs. Late in the third quarter, we will cycle the benefits related to the closure of our Memphis brewery in September 2006. Our focus for the balance of the year is in the following four areas:

  •
  First, we will continue to increase our investments this year behind our Coors Light, Keystone Light and Blue Moon brands at a low-single-digit rate versus last year and continue our initiatives to develop our regional brands, such as Coors Banquet with new packaging and creative advertisements. For Coors Light, one of the priorities is to leverage our innovative packaging, using innovations such as the Cold Activated Bottle and Frost Brew Liner.

  •
  Second, we will continue to go to market, strengthening our key retail accounts business and leveraging our NFL sponsorship as the football season begins.

  •
  Third, we will maintain and strengthen our position in the export markets.

  •
  Fourth, we are focused on improving 3-tier profitability and service. To that end, our Shenandoah brewery is now fully operational, allowing us to diversify our brewing capability and reduce transportation time and costs to our East Coast customer base. We continue to expect

    U.S. cost of goods sold per barrel to increase approximately 2% for full-year 2007. Given the current outlook for commodities and cycling the Memphis plant closure, we expect the benefit of our U.S. cost savings initiatives to offset approximately one-third of the anticipated inflation in the second half of 2007.

Europe

        Consumer spending in the U.K. continues to face pressure from locally higher interest rates and taxes, resulting in less disposable income. The competitive environment in the U.K. beer industry continues to be challenging, but we remain focused on building brands and lowering our costs. The smoking bans in England and Wales enacted during the past months, are expected to unfavorably effect volume trends in the next year or two. The inclement weather conditions experienced during the second quarter of 2007, for the whole of the U.K., continued into July and are expected to have an unfavorable impact on the third quarter of 2007. In response to these challenges, we are focused on these strategies:

  On building strong brands:

  •
  We will continue to manage our price promotions to optimize profitability.

  •
  We plan to adjust the positioning of Coors Light in the U.K. to bring this brand closer to its global profile. This will include a name change from Coors Fine Light to the global brand Coors Light.

  •
  We will increase investment in Coors Light and continue to actively support C2.

  •
  And we continue to roll out our new cold-dispensing technology and distinctive above-bar fonts, which support our whole portfolio. We completed approximately 20,000 installations during the first half of 2007, with a further 28,000 planned installations for the balance of the year and we continue to see sales uplift from these installations.

  On managing costs:

  •
  We will continue our cost reduction programs as an impetus for brand growth and to offset cost inflation. While the flow-through of cost reduction initiatives implemented in the first half of 2006 will have less impact on the second half this year, additional cost-reduction initiatives are underway. It is important to recognize that these cost reductions are being achieved while investing more to build our brands.

Corporate

        We anticipate full-year 2007 corporate general and administrative expenses in the range of $97 million to $103 million, or a reduction of approximately $20 million from 2006 levels.

Interest

        We anticipate 2007 corporate net interest expense of approximately $113 to $117 million, excluding premiums paid to repurchase part of our 6 3/8% Senior Notes due 2012, based on the current level of market interest rates and foreign exchange rates.

Tax

        We anticipate that our 2007 full-year consolidated effective tax rate will be in the range of 20% to 25%. We note that movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled in 2007 may result in a fluctuation in the range of our 2007 consolidated effective tax rate. In addition, pending tax law changes in Canada and the U.K., if enacted, may result in significant changes to the range of our 2007 consolidated effective tax rate.

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled.

Other

        The company anticipates expense related to depreciation and amortization of assets will result in a net decrease in 2007 versus 2006 excluding special items, due to the net effect of six factors:

  •
  Substantial existing assets will have been fully depreciated, so depreciation related to these assets is expected to be significantly lower in 2007 than 2006.

  •
  Sale of the Memphis brewery in September 2006 eliminated approximately $70 million of depreciation expense for this facility, including approximately $60 million of accelerated depreciation in 2006 to reduce the facility's carrying value to equal its salvage value.

  •
  We evaluated the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage. We expect the lengthening of certain depreciable asset lives as a result of this evaluation to result in a reduction of our consolidated depreciation expense for the full year 2007.

  •
  Adding packaging capacity in our Toronto facility during 2006 and bringing online our new brewery in Shenandoah, Virginia, in the first half of 2007.

  •
  Installing cold dispensing units in pubs and restaurants in the U.K.

  •
  Purchase of the keg population in the U.K. will add depreciation in the Europe segment.

        Changes to our capital spending plans or other changes in our asset base could alter this forward view of depreciation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to fluctuations in interest rates, foreign currencies exchange rates and the prices of production and packaging materials. We have established policies and procedures to govern the strategic management of these exposures through a variety of financial instruments. By policy, we do not enter into any contracts for the purpose of trading or speculation.

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

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us, exceeds a certain amount. At July 1 2007, no collateral was posted by our counterparties or us.

        We use derivatives in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging material prices. By policy, we do not enter into such contracts for trading or speculative purposes. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" (SFAS 133). Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $9.1 million and $10.6 million at July 1, 2007, and December 31, 2006, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged.

        See Part I—Financial Statements, Item 1 Note 12 "FINANCIAL INSTRUMENTS" to the condensed consolidated financial statements for a discussion of a new cross currency swap entered into as of April 10, 2007, and the table summarizing all market-sensitive derivative instruments including foreign currencies, commodity swaps, interest rate swaps and cross currency swaps and other financial instruments, including their fair values.

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	July 1, 2007	December 31, 2006
	(In thousands)
Foreign currency risk:
Forwards	$(22,533)	$(28,411)
Interest rate risk:
Debt, swaps	$(73,140)	$(64,720)
Commodity price risk:
Swaps	$(10,118)	$(6,165)

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at July 1, 2007. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 13 "CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Molson Coors Brewing Company held on May 11, 2007, the holders of shares of the Company's Class A Stock elected eleven directors and the holders of the Company's Class B Stock elected three directors. In addition, the holders of the Company's Class A stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for 2007. The results of those votes are tabulated below:

ELECTION OF CLASS A DIRECTORS DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Francesco Bellini	2,898,706		106
Rosalind G. Brewer	2,898,722		90
Peter H. Coors	2,898,489		323
Franklin W. Hobbs	2,898,664		148
W. Leo Kiely III	2,898,585		375
Gary S. Matthews	2,898,586		226
Eric H. Molson	2,898,495		317
Andrew T. Molson	2,898,440		372
Melissa Coors Osborn	2,898,511		301
Pamela H. Patsley	2,898,726		86
H. Sanford Riley	2,898,587		225
ELECTION OF CLASS B DIRECTORS DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
John E. Cleghorn	67,351,601		4,037,978
Charles M. Herington	68,295,350		3,094,228
David P. O'Brien	67,196,449		4,193,130
CLASS A PROPOSAL RATIFICATION OF THE	FOR	AGAINST	WITHHELD
Appointment of PricewaterhouseCoopers LLP	2,898,487	12	90

ITEM 5. OTHER INFORMATION

        On August 1, 2007, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Bylaws to conform the Bylaws to the Delaware General Corporation Law by clarifying that notice of the taking of a corporate action by written consent of less than all of the shareholders entitled to vote shall only be given to those shareholders who have not consented to such action and were entitled to vote on such action.

        On August 1, 2007, the Board of Directors approved amendments to the employment agreements of each of W. Leo Kiely III, Chief Executive Officer and Peter H. Coors, Vice Chairman of the Board and Executive Chairman of Coors Brewing Company. The purpose of the amendments is to provide that severance pay that would become payable in the event that the executive's employment is terminated by the Company without "cause" or by the executive for "good reason" (as defined in the respective employment agreements), will not be reduced by the amount of the Retention Award (as defined in the employment agreements) granted to Messrs Coors and Kiely in 2005 in consideration for an agreement by each executive to waive any rights that were triggered under their respective Adolph Coors Company change in control agreements as a result of the 2005 merger of Adolph Coors Company and Molson Inc. to form the Company.

ITEM 6. EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
3.2	Second Amended and Restated Bylaws of Molson Coors Brewing Company.
4.1	Fourth Supplemental Indenture, dated as of May 7, 2002, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.
4.2
Third Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.
10.1
Confirmation to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.
10.2
Supplement Nos. 1, 2, 3, 4, 5 and 6 to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.
10.3	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.
10.4	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.
10.5
Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.
10.6
Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.
10.7
Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.
10.8
Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.
10.9	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.

10.10	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.
10.11
Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.
10.12
Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.
10.13
Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.
10.14
Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.
10.15	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.
10.16	First Amendment to Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated August 1, 2007.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) August 7, 2007