Form 10-Q
period 2007-09-30
MOLSON COORS BREWING CO
filed 2007-11-07
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2007
OR
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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 26, 2007:

Class A Common Stock—2,674,772 shares
Class B Common Stock—145,565,023 shares

  Exchangeable shares:

        As of October 26, 2007, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,314,204
Class B Exchangeable shares—28,266,386

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

INDEX

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006(1)	September 30, 2007	September 24, 2006(1)
Sales	$2,257,233	$2,126,652	$6,152,452	$5,800,645
Excise taxes	(571,825)	(549,828)	(1,562,166)	(1,486,950)

Net sales	1,685,408	1,576,824	4,590,286	4,313,695
Cost of goods sold	(987,304)	(907,305)	(2,724,363)	(2,553,949)

Gross profit	698,104	669,519	1,865,923	1,759,746
Marketing, general and administrative expenses	(461,050)	(434,106)	(1,314,742)	(1,271,245)
Special items, net	(55,337)	(28,453)	(88,947)	(81,124)

Operating income	181,717	206,960	462,234	407,377
Interest expense, net	(24,229)	(28,268)	(75,514)	(97,117)
Debt extinguishment costs	(24,478)	—	(24,478)	—
Other income, net	1,919	6,421	18,112	9,225

Income from continuing operations before income taxes and minority interests	134,929	185,113	380,354	319,485
Income tax benefit (expense)	5,692	(57,628)	(28,044)	(45,225)

Income from continuing operations before minority interests	140,621	127,485	352,310	274,260
Minority interests in net income of consolidated entities	(5,507)	(5,100)	(13,615)	(12,803)

Income from continuing operations	135,114	122,385	338,695	261,457
(Loss) gain from discontinued operations, net of tax	(442)	13,409	(14,653)	327

Net income	$134,672	$135,794	$324,042	$261,784

Basic income (loss) per share:
From continuing operations	$0.75	$0.71	$1.90	$1.52
From discontinued operations	—	0.08	(0.08)	—

Basic net income per share	$0.75	$0.79	$1.82	$1.52

Diluted income (loss) per share:
From continuing operations	$0.74	$0.70	$1.87	$1.51
From discontinued operations	—	0.08	(0.08)	—

Diluted net income per share	$0.74	$0.78	$1.79	$1.51

Weighted average shares—basic	179,426	172,320	178,170	171,866
Weighted average shares—diluted	181,707	173,566	180,783	172,992

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

See notes to unaudited condensed consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	As of
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$231,334	$182,186
Accounts receivable, net	666,501	683,509
Other receivables, net	175,218	145,090
Inventories:
Finished, net	172,783	138,449
In process	48,370	38,692
Raw materials	80,576	80,918
Packaging materials, net	79,541	61,479

Total inventories, net	381,270	319,538
Other assets, net	103,353	116,916
Deferred tax assets	7,368	6,477
Discontinued operations	5,162	4,640

Total current assets	1,570,206	1,458,356
Properties, net	2,679,775	2,421,484
Goodwill	3,347,803	2,968,676
Other intangibles, net	5,019,838	4,395,294
Deferred tax assets	302,257	131,349
Notes receivable, net	72,044	75,243
Other assets	143,973	148,694
Discontinued operations	5,362	4,317

Total assets	$13,141,258	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	As of
	September 30, 2007	December 31, 2006
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$315,771	$419,650
Accrued expenses and other liabilities	1,072,604	1,225,406
Deferred tax liabilities	95,771	116,329
Short-term borrowings and current portion of long-term debt	37,978	4,441
Discontinued operations	38,704	34,290

Total current liabilities	1,560,828	1,800,116
Long-term debt	2,246,130	2,129,845
Pension and post-retirement benefits	712,460	753,697
Derivative hedging instruments	483,880	269,253
Deferred tax liabilities	689,072	607,000
Unrecognized tax benefits	260,816	—
Other liabilities	93,510	93,721
Discontinued operations	119,444	85,643

Total liabilities	6,166,140	5,739,275
Minority interests	45,861	46,782
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 2,674,772 shares at September 30, 2007 and December 31, 2006)	27	27
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 143,947,206 shares and 133,216,966 shares at September 30, 2007 and December 31, 2006, respectively)	1,439	1,332
Class A exchangeable shares (issued and outstanding: 3,314,204 shares and 3,314,250 shares at September 30, 2007 and December 31, 2006, respectively)	124,697	124,699
Class B exchangeable shares (issued and outstanding: 29,766,386 shares and 34,843,536 shares at September 30, 2007 and December 31, 2006, respectively)	1,119,961	1,310,989

Total capital stock	1,246,124	1,437,047
Paid-in capital	2,799,476	2,389,876
Retained earnings	1,806,182	1,673,455
Accumulated other comprehensive income	1,077,475	316,978

Total stockholders' equity	6,929,257	5,817,356

Total liabilities and stockholders' equity	$13,141,258	$11,603,413

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006
Cash flows from operating activities:
Net income	$324,042	$261,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,896	338,456
Share-based compensation	27,483	19,887
Gain on sale of House of Blues Canada equity investment	(16,694)	—
Loss on impairment of Foster's distribution right intangible asset	24,131	—
Loss on impairment of Edmonton brewing facility	30,511	—
Deferred income taxes	5,473	(25,530)
Equity in net income of unconsolidated affiliates	(2,548)	(351)
Distributions from unconsolidated affiliates	1,752	2,733
Minority interest in net income of consolidated entities	13,615	12,803
Excess tax benefits from share-based compensation	(20,942)	(1,030)
Change in current assets and liabilities and other	(327,738)	77,439
Discontinued operations	14,631	555

Net cash provided by operating activities	328,612	686,746

Cash flows from investing activities:
Additions to properties and intangible assets	(329,409)	(314,872)
Proceeds from sales of properties and intangible assets	5,607	25,845
Acquisition of subsidiaries, net of cash acquired	(26,692)	—
Proceeds in conjunction with the sale of preferred equity holdings of Montréal Canadiens	—	36,520
Proceeds from sale of House of Blues Canada equity investment	30,008	—
Trade loan repayments from customers	22,942	20,009
Trade loans advanced to customers	(20,862)	(20,786)
Other	200	—
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	63,813

Net cash used in investing activities	(318,206)	(189,471)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	179,345	40,509
Excess tax benefits from share-based compensation	20,942	1,030
Dividends paid	(85,906)	(82,510)
Dividends paid to minority interest holders	(13,194)	(12,207)
Proceeds from issuance of convertible debt	575,000	—
Debt issuance costs	(10,209)	—
Sale of warrants	56,992	—
Purchase of call options	(106,656)	—
Payments on long-term debt and capital lease obligations	(626,231)	(2,449)
Proceeds from short-term borrowings	179,131	59,147
Payments on short-term borrowings	(161,245)	(72,258)
Net proceeds from (payments on) commercial paper	—	(106,179)
Net proceeds from (payments on) revolving credit facilities	7,955	(164,373)
Change in overdraft balances and other	7,781	(25,338)
Settlements of debt-related derivatives	5,150	—
Discontinued operations	—	(884)

Net cash provided by (used in) financing activities	28,855	(365,512)

Cash and cash equivalents:
Net increase in cash and cash equivalents	39,261	131,763
Effect of foreign exchange rate changes on cash and cash equivalents	9,887	7,961
Balance at beginning of year	182,186	39,413

Balance at end of period	$231,334	$179,137

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2007

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the Merger). In connection with the Merger, Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company (MCBC or the Company) (formerly Adolph Coors Company), principally a holding company, and its operating subsidiaries: Molson Canada (Molson), operating in Canada; Coors Brewing Company (CBC), operating in the United States (U.S.); Coors Brewers Limited (CBL), operating in the United Kingdom (U.K.); and our other corporate entities. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars (USD or $).

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned subsidiaries and certain variable interest entities (VIEs) of which we are the primary beneficiary. We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for consolidated VIEs. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2007, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 31, 2006 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP).

        On August 1, 2007, our Board of Directors declared a two-for-one stock split issued in the form of a dividend for all classes of capital stock, with a record date of September 19, 2007, which was effective on October 3, 2007. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect our stock split.

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The third fiscal quarter of 2007 and 2006 consisted of thirteen weeks ending on September 30, 2007 and September 24, 2006, respectively. Fiscal year 2007 will consist of fifty-two weeks ending on December 30, 2007. Fiscal year 2006 consisted of fifty-three weeks ending on December 31, 2006, with the extra week falling in the fourth quarter of 2006.

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

        These changes in depreciable lives are reflected as a change in estimate and are being recognized prospectively beginning in the first quarter of 2007. These changes to existing and depreciating property, plant and equipment as of January 1, 2007, resulted in a reduction of approximately $10.2 million and $24.8 million in our consolidated depreciation expense for the thirteen and thirty-nine weeks ended September 30, 2007, respectively.

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

New Accounting Pronouncements

  Statement of Financial Accounting Standards (SFAS) No. 157 "Fair Value Measurements"

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

        SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115"

        SFAS 159 was issued in February 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 year. We have not yet determined whether we will elect to adopt the fair value measurement provisions of this Statement and what impacts such adoption might have on our financial statements.

Proposed Accounting Pronouncements

  Proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        The FASB recently proposed FASB Staff Position (FSP) APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP 14-a"). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 are within the scope of FSP 14-a;

therefore if the FSP is issued as proposed, we would be required to record the debt portions of our 2.5% Convertible Senior Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant. As currently proposed, this FSP 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and will be applied retrospectively to all periods presented. Therefore the adoption of this FSP, if issued as proposed, would be reflected in our financial statements beginning with the first quarter of 2008.

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

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Intersegment revenues were insignificant and eliminated in consolidation.

        The following table represents net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Canada	$546,146	$514,996	$1,418,535	$1,340,599
U.S.	739,647	697,385	2,088,493	1,970,438
Europe	397,968	362,801	1,079,128	998,605
Corporate	1,647	1,642	4,130	4,053

Consolidated	$1,685,408	$1,576,824	$4,590,286	$4,313,695

        The following table represents income (losses) from continuing operations before income taxes and minority interests:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Canada	$121,064	$161,062	$301,053	$349,861
U.S.	77,741	48,783	221,060	107,905
Europe(1)	16,464	34,640	45,476	52,413
Corporate	(80,340)	(59,372)	(187,235)	(190,694)

Consolidated	$134,929	$185,113	$380,354	$319,485

(1)
The results for the thirteen and thirty-nine weeks ended September 30, 2007, were impacted by a $15.0 million charge related to recognition of an existing pension benefit obligation in accordance with U.K. law. See Note 11 for further discussion.

        The following table represents total assets by segment:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Canada(1)	$7,196,158	$5,999,733
U.S.	2,916,395	2,576,547
Europe	2,833,379	2,868,462
Corporate	184,802	149,714
Discontinued operations	10,524	8,957

Total assets	$13,141,258	$11,603,413

    (1)
    The increase is primarily due to foreign currency translation.

3. SHARE-BASED PAYMENTS

        The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Stock options, stock-only stock appreciation rights and limited stock appreciation rights:
Pre-tax compensation expense	$1,506	$957	$8,851	$4,235
Tax benefit	(416)	(289)	(2,730)	(1,159)

After-tax compensation expense	$1,090	$668	$6,121	$3,076

Restricted stock units and deferred stock units:
Pre-tax compensation expense	$1,477	$1,613	$5,139	$5,034
Tax benefit	(367)	(519)	(1,473)	(1,642)

After-tax compensation expense	$1,110	$1,094	$3,666	$3,392

Performance shares:
Pre-tax compensation expense	$4,569	$4,864	$13,493	$10,618
Tax benefit	(1,292)	(1,396)	(3,916)	(3,019)

After-tax compensation expense	$3,277	$3,468	$9,577	$7,599

Total after-tax compensation expense	$5,477	$5,230	$19,364	$14,067

        As of September 30, 2007, there was $65.9 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. During the thirty-nine weeks ended September 30, 2007, cash received from stock option exercises was $179.3 million, and the total tax benefit to be realized for the tax deductions from these option exercises was $22.4 million.

        During the thirty-nine weeks ended September 30, 2007, we issued the following awards to certain directors, officers, and other eligible employees, pursuant to the 2005 Molson Coors Brewing Company Incentive Compensation Plan: stock-only stock appreciation rights (SOSARs), restricted stock units (RSUs), deferred stock units (DSUs) and performance share units (PSUs). No stock options (Options) or limited stock appreciation rights (LOSARs) were granted during the thirty-nine weeks ended September 30, 2007. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in 2007, and we are not expecting to grant any new awards under these plans for the remainder of 2007.

        SOSARs were granted for the first time in the thirty-nine weeks ended September 30, 2007. A SOSAR was granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSAR entitles the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years.

During the thirty-nine weeks ended September 30, 2007, we granted 957,646 SOSARs with a weighted-average fair market value of $13.23 each.

        As of September 30, 2007, there were 2,540,570 shares of the Company's stock available for the issuance of Options, SOSARs, LOSARs, RSUs, DSUs and PSUs.

        The following table represents the summary of stock options and SOSARs outstanding at September 30, 2007, and the activity during the first three quarters of 2007:

	Outstanding Options and SOSARs	Weighted- average exercise price, per Options and SOSARs	Remaining contractual life, in years	Aggregate intrinsic value
Outstanding as of December 31, 2006	15,525,844	$32.06
Granted	957,646	$45.79
Exercised	(5,603,316)	$40.00
Forfeited	(157,276)	$54.36

Outstanding as of September 30, 2007	10,722,898	$33.33	5.51	$176,949,087

Exercisable at September 30, 2007	9,428,072	$32.43	5.03	$164,083,625

        The weighted-average grant date fair value of Options granted during the first thirty-nine weeks of 2006 was $9.44. The total intrinsic value of Options exercised during the thirty-nine weeks ended September 30, 2007 and September 24, 2006 were $63.1 million and $10.2 million, respectively.

        The fair values of each SOSAR, Option and LOSAR granted in the first three quarters of 2007 and 2006 were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006
Volatility ranges	21.8% - 26.8%	24.9% - 30.1%
Weighted-average volatility	25.30%	27.87%
Dividend yield	1.40%	1.86%
Expected term (in years)	3.50 - 7.00	3.50 - 7.00
Risk-free interest rate	4.46%	4.48%

        In the thirty-nine weeks ended September 30, 2007, we granted 243,196 RSUs, 7,452 DSUs and 157,336 PSUs with a weighted-average fair market value of $45.75 and $47.75 and $43.42 per award, respectively. The following table represents non-vested RSUs, DSUs and PSUs at September 30, 2007, and the activity during the thirty-nine weeks of 2007:

	Shares	Weighted-average grant date fair value
Non-vested as of December 31, 2006	2,620,480	$34.24
Granted	407,984	$44.89
Vested	(80,088)	$32.50
Forfeited	(213,794)	$22.59

Non-vested as of September 30, 2007	2,734,582	$36.79

        Total fair values of RSUs and DSUs vested were $2.8 million and $10,000 during the thirty-nine weeks ended September 30, 2007 and September 24, 2006, respectively.

4. SPECIAL ITEMS, NET

        We have incurred charges or benefits that are not indicative of our core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Canada—Foster's distribution right intangible asset impairment charge	$—	$—	$24,131	$—
Canada—Edmonton brewery asset impairment charge and certain exit costs	32,357	—	32,357	—
Canada.—Restructuring and related costs associated with the Edmonton brewery closure	10,886	—	10,886	—
Canada—Restructuring charge	—	—	4,079	—
U.S.—Other restructuring charges	2,768	—	2,768	—
U.S.—Memphis brewery accelerated depreciation	—	17,160	—	60,463
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	—	5,266	—	12,517
U.S.—Memphis brewery pension withdrawal cost	—	3,080	—	3,080
U.S.—Insurance recovery—environmental	—	—	—	(2,408)
Europe—Restructuring charge	3,364	2,357	8,764	12,189
Europe—Pension adjustment	3,917	—	3,917	—
Europe—Pension curtailment gain	—	—	—	(5,261)
Europe—Other exit (benefits) costs	—	(70)	—	1,245
Corporate—Loss (benefits) on change in control agreements for Coors executives	—	660	—	(701)
Corporate—costs of the proposed joint venture	2,045	—	2,045	—

Total special items	$55,337	$28,453	$88,947	$81,124

Canada Segment

        In the third quarter of 2007, we closed our brewery in Edmonton, Alberta, and transferred the facility's production to our other breweries in Canada. We recorded a pretax non-cash impairment charge of approximately $32.4 million in the third quarter of 2007 associated with the carrying amount of fixed assets at the Edmonton brewery in excess of estimated market value. Current plans are to demolish the building and sell the land, which has a carrying value of $10.1 million as of September 30, 2007. Approximately 130 employees were impacted by the brewery's closure. We recognized $8.1 million for severance and other employee related costs and $2.7 million of other costs associated with the brewery's closure in the third quarter of 2007. We expect to incur approximately $5.0 million of additional costs in the fourth quarter of 2007 and first quarter of 2008 associated with the Edmonton brewery closure.

        In May 2007, we also recognized an intangible asset impairment charge of $24.1 million as a result of the Foster's contract termination. See Note 9 for further discussion.

        In the first quarter of 2007, the Canada segment initiated a restructuring program focused on labor savings across production, sales, and general and administrative functions, as well as on the reduction of overhead expenses. This restructuring program is estimated to result in a total cost, and a charge to operations, of approximately $7.8 million in 2007. There were no such items recognized related to this program during the third quarter of 2007 and $4.1 million expensed for severance and other employee related costs in the first three quarters of 2007, with the remainder expected to be recognized in the fourth quarter of 2007. The restructuring program resulted in a reduction of 50 full-time employees in the first three quarters of 2007, and we expect to realize the restructuring program benefits in slightly over one year.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$608
Charges incurred	11,796
Payments made	(2,807)
Foreign currency and other adjustments	812

Balance at September 30, 2007	$10,409

U.S. Segment

        In the third quarter of 2007, the U.S. segment began a restructuring program focused on labor savings across supply chain functions. We recognized $2.8 million of expense for severance and other employee related costs in the third quarter of 2007 related to a reduction of 34 full-time employees in the third quarter of 2007, and we expect to realize the restructuring program benefits in less than one year. During the third quarter and first three quarters of 2006, the U.S. segment recognized $17.2 million and $60.5 million of accelerated depreciation, respectively and $5.3 million and $15.6 million of additional costs as a direct result of the Memphis brewery sale and closure for the third quarter and first three quarters of 2006, respectively. Included in the direct costs of the Memphis closure is a $3.1 million pension withdrawal cost recognized in the third quarter of 2006. Memphis pension withdrawal obligation was paid in the third quarter of 2007. The U.S. segment special charges for the first three quarters of 2006 were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. The cash received did not impact our estimated environmental liability associated with this site.

        The following summarizes the activity in the U.S. segment restructuring accrual accounts:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 31, 2006	$27,645	$441	$28,086
Charges incurred	2,768	—	2,768
Payments made	(27,645)	(213)	(27,858)
Other adjustments	—	(129)	(129)

Balance at September 30, 2007	$2,768	$99	$2,867

Europe Segment

        We recognized special items of $3.4 million and $2.3 million in the third quarters of 2007 and 2006, respectively. Both of these special charges in 2007 and the 2006 charges were predominantly employee termination costs associated with supply chain and back-office restructuring efforts in the U.K. In addition, we recognized increased liabilities in recognition of an existing pension benefit obligation in accordance with U.K. law of $3.9 million during the third quarter of 2007. Net special charges of $12.7 million and $8.2 million were recorded during the thirty-nine weeks ended September 30, 2007 and September 24, 2006, respectively.

        During 2006, supply chain and back-office restructuring actions were identified impacting approximately 250 and 120 employees, respectively. In the first three quarters of 2007, 10 employees were terminated resulting in an additional charge of $1.0 million, bringing the total employees terminated under this restructuring plan as of September 30, 2007, to 273 employees. The remaining supply chain and back-office terminations under this plan are expected through 2008.

        In the first three quarters of 2007, the Europe segment implemented further cost reduction actions as part of a supply chain restructuring program. As a result we have reduced employee levels by a further 59 employees and recognized $7.8 million of special charges in the first three quarters of 2007; we expect to realize the restructuring plan benefits in just over one year.

        The following summarizes the activity in the Europe segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 31, 2006	$4,016
Charges incurred	8,764
Payments made	(9,529)
Foreign currency and other adjustments	199

Balance at September 30, 2007	$3,450

Corporate

        The Corporate segment recognized $2.0 million in the third quarter and first three quarters of 2007, compared to $0.7 million of special charges and $0.7 million of net special benefits in the third quarter and first three quarters of 2006, respectively. The costs reported as special items recorded in the third quarter of 2007 are a result of the announced intent of MCBC and SABMiller plc to combine the U.S. and Puerto Rican operations of their respective subsidiaries, Coors Brewing Company and Miller Brewing Company, in a joint venture (refer to Note 16 for further discussion). The costs consist primarily of outside professional services. The special items for the third quarter and first three quarters of 2006 were a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. We did not recognize a charge related to the floor provided on the exercise price of the stock options as the stock price exceeded the floor price during the first three quarters of 2007.

5. OTHER INCOME (EXPENSE), NET

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
(Losses) gains on disposals of non-operating long-lived assets	$(176)	$(139)	$(167)	$6,674
Guarantee re-evaluation related to the Montréal Canadiens	—	8,984	—	8,984
Gain on sale of House of Blues Canada equity investment	—	—	16,694	—
Equity in income (losses) of unconsolidated affiliates, net	1,869	(4,269)	888	(3,689)
Gains (losses) from foreign exchange and derivatives	71	(1,296)	474	(2,829)
Losses on non-operating leases, net	(341)	(219)	(1,491)	(1,114)
Other, net	496	3,360	1,714	1,199

Other income, net	$1,919	$6,421	$18,112	$9,225

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

        During the portion of 2006 that we had a controlling interest, Kaiser had $57.8 million of net sales and $2.3 million of pre-tax losses. This 2006 period included the month of December 2005 and the first thirteen days of January 2006, as we reported Kaiser's results one month in arrears. The accounting for our interest in Kaiser changed after the reduction in our ownership position in January 2006, resulting in accounting for our 15% interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006. Amounts impacting the gain or loss from discontinued operations in the thirty-nine week periods of 2007 and in 2006 following the sale are associated with changes in estimates of the carrying value of the liabilities related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 13.

        The table below summarizes the gain (loss) from discontinued operations, net of tax, presented on our condensed consolidated statements of operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)		(In thousands)
Loss from operations of Kaiser in 2006 prior to sale on January 13, 2006	$—	$—	$—	$(2,293)
Loss on sale of 68% of Kaiser	—	—	—	(2,797)
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses and accretion expense	(442)	13,409	(14,653)	5,417

Gain (loss) from discontinued operations, tax affected	$(442)	$13,409	$(14,653)	$327

7. INCOME TAXES

        Our effective tax rate for the third quarter 2007 was negative 4%, resulting in a small income tax benefit. We anticipate that our 2007 full-year effective tax rate will be in the range of 11% to 14%. Our effective tax rate for the third quarter 2007 is lower than our anticipated full-year rate primarily due to reductions in unrecognized tax benefits and the revaluation of deferred tax assets and liabilities in the U.K. The revaluation reflects the impact of a recently enacted 2% UK corporate income tax rate reduction and changes in the tax rules applicable to the disposal of certain fixed assets, the effects of which were recognized as discrete benefits in the third quarter of 2007 income tax provision.

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

        On July 19, 2007, the U.K. enacted a 2% reduction in its corporate income tax rate along with several changes in tax laws, including changes that affect the taxation of gains on the disposal of certain fixed assets. The impact of revaluing our deferred tax assets and liabilities in the U.K. at the new corporate income tax rate and taking into account the changes in the capital allowance was a $13.1 million tax benefit that was recognized as a discrete benefit in the third quarter income tax provision. In addition, there are pending changes in the U.K. tax depreciation rules that are expected to be enacted in 2008; however, we do not expect these changes to have a material effect on our financial statements.

        The tax technical correction bill enacted in Canada on February 21, 2007, did not result in the approximate $90 million income tax benefit previously estimated and disclosed by us. It is reasonably possible that additional changes in the Canadian tax law noted above could be enacted in the next 12 months. If enacted, it would result in an approximate $108 to $112 million decrease to the unrecognized tax benefits that would be recognized as an income tax benefit to the statement of operations. That one-time, non-cash income tax benefit depends upon another related tax technical correction bill in Canada that is still pending enactment and will be recorded in the quarter in which that bill is enacted.

        On January 1, 2007, we adopted the provisions of FIN 48 and we recognized an approximate $132.1 million increase in liabilities for uncertain tax positions. As a result, as of January 1, 2007, we had $297.4 million of unrecognized tax benefits. Since January 1, 2007, unrecognized tax benefits decreased by $33.4 million. This reduction is net of increases due to fluctuation in foreign exchange rates and additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to certain tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during the first three quarters of 2007, resulting in total unrecognized tax benefits of $264.0 million as of September 30, 2007. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months, other than the pending change in Canadian tax law.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 and 2006 tax years, and we expect the examination to conclude in late 2008. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 transactions in the current year. Tax years through 2002 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2003 in Canada and expect the examination to conclude in the fourth quarter of 2007. Tax years through 2001 are closed or have been effectively settled through examination in the U.K. We are currently under examination for tax years 2002 through 2004 in the U.K. and expect the examination of tax years 2002 and 2003 to conclude in fourth quarter of 2007 or early 2008 and tax year 2004 to conclude in early 2008. Tax years through 2005 are closed or have been effectively settled through examination in the Netherlands.

8. EARNINGS PER SHARE (EPS)

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. All share and per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain Options, LOSARs, SOSARs, RSUs and DSUs, calculated using the treasury stock method. Diluted net income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands, except per share amounts)
Income from continuing operations	$135,114	$122,385	$338,695	$261,457
(Loss) gain from discontinued operations, net of tax	(442)	13,409	(14,653)	327

Net income	$134,672	$135,794	$324,042	$261,784

Weighted average shares for basic EPS	179,426	172,320	178,170	171,866
Effect of dilutive securities:
Options, LOSARs and SOSARs	1,898	1,056	2,306	1,016
RSUs and DSUs	383	190	307	110

Weighted average shares for diluted EPS	181,707	173,566	180,783	172,992

Basic income (loss) per share:
From continuing operations	$0.75	$0.71	$1.90	$1.52
From discontinued operations	—	0.08	(0.08)	—

Basic net income per share	$0.75	$0.79	$1.82	$1.52

Diluted income (loss) per share:
From continuing operations	$0.74	$0.70	$1.87	$1.51
From discontinued operations	—	0.08	(0.08)	—

Diluted net income per share	$0.74	$0.78	$1.79	$1.51

Dividends per share	$0.16	$0.16	$0.48	$0.48

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Options, SOSARs and RSUs(1)	1	3,972	1	4,307
PSUs—2.1 million and 2.0 million outstanding at September 30, 2007 and September 24, 2006, respectively(2)	2,115	1,947	2,106	1,352
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 10.5 million at September 30, 2007(3)	10,501	—	4,765	—
Warrants to issue Class B common shares, 10.5 million at September 30, 2007(3)	10,501	—	4,765	—

	23,118	5,919	11,637	5,659

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
All necessary conditions required to be satisfied have not been met.

(3)
As discussed in Note 10, we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.76. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earning per share when our stock price reaches $70.09. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.76 and $70.09 would be anti-dilutive and excluded from any calculations of earnings per share.

9. GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the thirty-nine weeks ended September 30, 2007 (in thousands):

Balance at December 31, 2006	$2,968,676
Deferred tax purchase accounting adjustments	(10,559)
Adoption of FIN 48 (See Notes 1 and 7)	2,278
Unrecognized tax benefits adjustments subsequent to adoption of FIN 48	(1,787)
Goodwill arising upon acquisition of an on-premise distribution business in the U.K.	22,139
Foreign currency translation	367,056

Balance at September 30, 2007	$3,347,803

        The following summarizes goodwill allocated between our operating segments as follows:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Canada	$1,040,297	$724,196
United States	1,351,157	1,350,571
Europe	956,349	893,909

Consolidated	$3,347,803	$2,968,676

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2007 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

        The following table presents details of our intangible assets, other than goodwill, as of September 30, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$321,753	$(117,577)	$204,176
Distribution rights	2 - 23	360,926	(153,469)	207,457
Patents and technology and distribution channels	3 - 10	36,305	(20,346)	15,959
Other	5 - 34	11,738	(5,281)	6,457
Intangible assets not subject to amortization:
Brands	Indefinite	3,537,329	—	3,537,329
Distribution networks	Indefinite	1,019,415	—	1,019,415
Other	Indefinite	29,045	—	29,045

Total		$5,316,511	$(296,673)	$5,019,838

        The following table presents details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful life	Gross	Accumulated amortization	Net
	(Years)		(In thousands)
Intangible assets subject to amortization:
Brands	3 - 35	$288,681	$(94,465)	$194,216
Distribution rights	2 - 23	334,342	(104,595)	229,747
Patents and technology and distribution channels	3 - 10	32,289	(17,754)	14,535
Other	5 - 34	11,737	(5,053)	6,684
Intangible assets not subject to amortization:
Brands	Indefinite	3,054,144	—	3,054,144
Distribution networks	Indefinite	867,672	—	867,672
Other	Indefinite	28,296	—	28,296

Total		$4,617,161	$(221,867)	$4,395,294

        The incremental change in the gross carrying amounts of intangibles from December 31, 2006 to September 30, 2007, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies, specifically, the Canadian dollar (CAD) and the British pound sterling (GBP).

        In May 2007, we received a court ruling recognizing the validity of the Foster's Group Limited (Foster's) termination notice; see Note 13 for further discussion. We evaluated the fair value of the amortizable distribution right intangible asset, as computed, utilizing undiscounted cash flows, compared to its present carrying value. Based on this evaluation, we recorded an impairment charge of

$24.1 million in the second quarter of 2007. The charge is included in the special items, net caption in the accompanying consolidated statements of operations for the thirty-nine weeks ended September 30, 2007.

        Based on foreign exchange rates as of September 30, 2007, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In thousands)
2007—remaining	$16,099
2008	$64,397
2009	$57,450
2010	$38,310
2011	$35,145

        Amortization expense of intangible assets was $16.0 million and $46.0 million for the thirteen and thirty-nine weeks ended September 30, 2007, and $18.6 million and $55.7 million for the thirteen and thirty-nine weeks ended September 24, 2006, respectively.

10. DEBT AND OTHER CREDIT ARRANGEMENTS

        Our total borrowings were composed of the following:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Canadian bank overdraft facilities	$298	$180
British pound lines of credit and bank overdraft facility	33,361	59
Japanese Yen lines of credit	—	193

Total short-term borrowings	$33,659	$432

Senior notes:
U.S. $225 million 6.375% due 2012	$226,162	$847,705
U.S. $300 million 4.85% due 2010	300,000	300,000
Cdn $900 million 5% due 2015	905,130	770,254
Convertible debt 2.5% due 2013	575,000	—
Credit facility	—	—
Other notes payable issued by:
RMMC joint venture 7.2% due 2013	31,818	31,818
BRI joint venture 7.5% due 2015	212,339	184,077

Total long-term debt (including current portion)	2,250,449	2,133,854
Less: current portion of long-term debt	(4,319)	(4,009)

Total long-term debt	$2,246,130	$2,129,845

2.5% Convertible Senior Notes due 2013:

        On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes (the "Notes") in a public offering. The Notes are governed by indenture and supplemental indenture documents (together, the "Indenture"), dated June 15, 2007, among MCBC and its subsidiary guarantors and our trustee. The Notes are the Company's senior unsecured obligations and rank equal in rights of payment with all of the Company's other senior unsecured debt and senior to all of the Company's future subordinated debt. The Notes are guaranteed on a senior unsecured basis by the same subsidiary guarantors that have guaranteed the Company's other debt securities. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes bear interest at a rate of 2.5% per annum, payable semi-annually in arrears. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes from dilution in their values due to certain events and marketplace and corporate changes, as defined in the Indenture.

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

        After January 30, 2013, holders may surrender their Notes for conversion any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the conditions listed above have been satisfied. Upon conversion of the Notes, holders of the Notes will receive the par value amount of each bond in cash and the shares of our Class B common stock (subject to our right to deliver cash in lieu of all or a portion of those shares) in satisfaction of the conversion feature if, on the day of conversion, the MCBC stock price exceeds the conversion price. The conversion price for each $1,000 aggregate principal amount of notes is $54.76 per share of our Class B common stock, which represents a 25% premium above the stock price on the day of the issuance of the Notes and corresponds to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to customary adjustments for certain events and provisions, as defined in the Indenture. If, upon conversion, the MCBC stock price is below the conversion price, adjusted as necessary, a cash payment for the par value amount of the Notes will be made. We accounted for the Notes pursuant to EITF Issue 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of EITF Issue 00-19

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

        In connection with the issuance of the Notes, we incurred approximately $10.2 million of deferred debt issuance costs which will be amortized as interest expense over the life of the Notes.

        The proceeds of the convertible note offering were used as follows:

  •
  $465.4 million to retire 6.375% Senior Notes due 2012 (discussed below)

  •
  $49.7 million for the net cost of the Convertible Note Hedge and Warrant (discussed below)

  •
  $50.0 million voluntary contribution to fund the U.S. defined benefit pension plan

  •
  $9.9 million to cover debt issuance costs

Convertible Note Hedge and Warrants:

        In connection with the issuance of the Notes, we entered into a privately-negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") will cover up to approximately 10.5 million shares of our Class B common stock. The purchased call options, if exercised by us, require the counterparty to deliver to us shares of MCBC Class B common stock adequate to meet our net share settlement obligations under the convertible notes and are expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we may be required to issue to the counterparty up to approximately 10.5 million shares of our Class B common stock. The warrant price is $70.09 which represents a 60% premium above the stock price on the date of the warrant transaction. The warrants expire on February 20, 2014.

        We used approximately $49.7 million of the net proceeds from the issuance of the 2.5% Convertible Senior Notes, to pay for the cost to us of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholder's Equity section of the balance sheet as of September 30, 2007.

        The purchased call options and warrants are separate transactions entered into by the Company, and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

Debt extinguishment costs on the $625.0 million of 6.375% Senior Notes due 2012:

        On July 11, 2007, we repurchased $625.0 million aggregate principal amount of our 6.375% $850 million Senior Notes due 2012. The cash consideration paid of approximately $651.8 million included principal amounts of notes purchased and accrued but unpaid interest up to, but not including, the settlement date. The cash consideration paid also included an early tender payment of $20.00 for each $1,000 principal amount of Senior Notes tendered on or before June 22, 2007. This amount was in addition to the principal amounts of notes and interest, if any, paid to the bond holders whose bonds were repurchased. This early extinguishment of debt resulted in a charge of approximately $24.5 million in the third quarter of 2007. The loss comprised a $14.1 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $6.6 million incentive payment to note holders for early tendering of the notes, and a $3.8 million write-off of the proportionate amount of unamortized discount and issuance fees associated with the extinguished debt. The debt extinguishment was funded, in part, with proceeds from the issuance of $575 million aggregate principal amount of 2.5% Convertible Senior Notes, issued on June 15, 2007. The remaining source of funds for the early extinguishment was existing cash resources.

11. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        We offer defined benefit retirement plans in Canada, the United States and the United Kingdom that cover substantially all of our employees. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended September 30, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$8,731	$4,337	$10,252	$23,320
Interest cost	22,685	14,340	33,157	70,182
Expected return on plan assets	(28,513)	(17,484)	(41,010)	(87,007)
Amortization of prior service cost	396	11	10,255	10,662
Amortization of net actuarial loss	7	3,458	265	3,730
Less expected participant contributions	(959)	—	(2,649)	(3,608)
Curtailment gain	(1,626)	—	—	(1,626)
Special termination benefits	2,006	—	—	2,006

Net periodic pension cost	$2,727	$4,662	$10,270	$17,659

Other Postretirement Benefits
Service cost—benefits earned during the period	$2,417	$659	$—	$3,076
Interest cost on projected benefit obligation	3,691	1,977	—	5,668
Amortization of prior service cost	15	76	—	91
Amortization of net actuarial loss	360	830	—	1,190

Net periodic postretirement benefit cost	$6,483	$3,542	$—	$10,025

        The third quarter 2007 net periodic pension cost expense for the U.K. plan includes a charge of $15.0 million to recognize increased liabilities in recognition of an existing pension benefit obligation in accordance with U.K. law. Previously, estimated pension liabilities did not include such benefit obligations for past services, which resulted in recognition of prior service benefit which was being amortized into income over the remaining service years, favorably benefiting pension costs in 2006 and in the first two quarters of 2007. Approximately $3.9 million of this prior service benefit relates to a special benefit in the second quarter of 2006 upon the curtailment of the U.K. plan. During the third quarter of 2007, we determined that these benefits will be provided to certain eligible employees which resulted in an additional pension liability and a reduction to the previously recognized prior service benefit and slightly higher interest costs. As a result, a charge of $11.1 million was recognized in the third quarter of 2007 and a special charge of $3.9 million was recognized in the same period.

        Approximately $10.3 million of the adjustment recorded in the third quarter of 2007 is reflective of the understatement of net periodic pension costs in 2006. Additionally, approximately $3.2 million is reflective of the understatement of net periodic pension costs in the first two quarters of 2007. Management assessed the impact of these adjustments and did not believe these amounts were material, individually or in the aggregate, to any previously issued financial statements or to the full year results of operations for 2006.

	Thirteen Weeks Ended September 24, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$8,272	$4,915	$8,816	$22,003
Interest cost	20,862	13,654	26,412	60,928
Expected return on plan assets	(25,939)	(16,063)	(36,267)	(78,269)
Amortization of prior service cost (benefit)	314	11	(1,524)	(1,199)
Amortization of net actuarial loss	—	4,732	1,566	6,298
Less expected participant contributions	(901)	—	(2,458)	(3,359)

Net periodic pension cost (benefit)	$2,608	$7,249	$(3,455)	$6,402

Other Postretirement Benefits
Service cost—benefits earned during the period	1,763	$784	$—	$2,547
Interest cost on projected benefit obligation	3,192	1,846	—	5,038
Amortization of prior service cost	26	52	—	78
Amortization of net actuarial loss	207	711	—	918

Net periodic postretirement benefit cost	$5,188	$3,393	$—	$8,581

	Thirty-Nine Weeks Ended September 30, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$24,818	$13,011	$30,224	$68,053
Interest cost	64,484	43,020	89,505	197,009
Expected return on plan assets	(81,050)	(52,452)	(120,926)	(254,428)
Amortization of prior service cost	1,125	33	7,058	8,216
Amortization of net loss	19	10,374	2,871	13,264
Less expected participant contributions	(2,726)	—	(7,817)	(10,543)
Curtailment gain	(1,626)	—	—	(1,626)
Special termination benefits	2,006	—	—	2,006

Net periodic pension cost	$7,050	$13,986	$915	$21,951

Other Postretirement Benefits
Service cost—benefits earned during the period	$6,868	$1,977	$—	$8,845
Interest cost on projected benefit obligation	10,491	5,931	—	16,422
Amortization of prior service cost	44	228	—	272
Recognized net actuarial loss	1,023	2,490	—	3,513

Net periodic postretirement benefit cost	$18,426	$10,626	$—	$29,052

	Thirty-Nine Weeks Ended September 24, 2006
	Canada plans	U.S. plans	U.K. plans	Total
	(In thousands)
Defined Benefit Plans
Service cost	$24,564	$14,745	$27,597	$66,906
Interest cost	61,873	40,962	75,173	178,008
Expected return on plan assets	(76,806)	(48,189)	(103,643)	(228,638)
Amortization of prior service cost	1,160	33	(4,603)	(3,410)
Amortization of net loss	—	14,196	8,892	23,088
Less expected participant contributions	(2,667)	—	(7,389)	(10,056)
Curtailment gain	—	—	(5,261)	(5,261)

Net periodic pension cost (benefit)	$8,124	$21,747	$(9,234)	$20,637

Other Postretirement Benefits
Service cost—benefits earned during the period	$5,217	$2,352	$—	$7,569
Interest cost on projected benefit obligation	9,443	5,538	—	14,981
Amortization of prior service cost	53	156	—	209
Recognized net actuarial loss	612	2,133	—	2,745

Net periodic postretirement benefit cost	$15,325	$10,179	$—	$25,504

        During the third quarter of 2007, employer contributions paid to the defined benefit plans were $21.5 million, $3.3 million and $6.7 million for the Canada, U.S. and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first three quarters of 2007 were $70.8 million, $73.3 million and $20.0 million for the Canada, U.S. and U.K. plans, respectively. As part of the use of convertible debt offering proceeds discussed in Note 10, the Company made a voluntary contribution to the U.S. pension plan in the second quarter of 2007 of $50 million. The 2007 annual employer contributions to the combined Canada (including our consolidated joint venture BRI), U.S. and U.K. defined benefit plans are expected to be in the range of $220 million to $240 million.

12. FINANCIAL INSTRUMENTS

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and consolidated subsidiaries. These changes had no impact on our consolidated financial statements. Concurrent with the realignment, we entered into several cross currency swaps to hedge the foreign currency impact of inter-company GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the inter-company loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP 530 million. The fair value of the new cross currency swaps depends on the relationship between GBP and CAD foreign exchange rates and interest rates. Generally, the fair value of the new cross currency swaps will be stated as a liability if CAD strengthens against GBP, and will be stated as an asset if CAD weakens against GBP. The fair values of the new cross currency swaps were a liability of $119.5 million at September 30, 2007. The net effect of this swap eliminates our external GBP interest expense, replacing it with CAD interest expense.

        The following table sets forth the notional transaction amounts and fair values for our outstanding derivatives, including the new cross currency swaps described above, summarized by risk category and instrument type:

	As of
	September 30, 2007		December 31, 2006
	Notional Amount	Fair value	Notional Amount	Fair value
	(In thousands)
Foreign currency:
Forwards	$376,517	$(28,716)	$220,455	$7,133
Swaps	2,470,085	(467,149)	1,411,704	(268,656)

Total foreign currency	$2,846,602	$(495,865)	$1,632,159	$(261,523)
Interest rate:
Swaps	$301,971	$2,483	$286,971	$1,913
Commodity price:
Swaps	$214,080	$(6,275)	$49,723	$7,436
Fixed price contracts	—	—	4,125	(956)

Total commodity price	$214,080	$(6,275)	$53,848	$6,480

Total outstanding derivatives	$3,362,653	$(499,657)	$1,972,978	$(253,130)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2007, were (in thousands):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(499,657)	$(22,238)	$(65,962)	$(411,457)	$—

13. CONTINGENCIES

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 6, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided an indemnity for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated penalties and interest, was $366 million as of September 30, 2007. This amount increased by $26 million from the prior quarter due to substantial weakening of USD relative to the Brazilian Real. Our estimate of the fair value of the indemnity liability associated with the purchase tax credits as of September 30, 2007 was $111.7 million, $4.7 million of which was classified as a current liability and $107 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $8.8 million during the third quarter of 2007 due primarily to foreign exchange movements. The liabilities are also impacted by changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $35.9 million as of September 30, 2007, $23.5 million of which is classified as a current liability and $12.4 million of which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities, the first of which we expect to occur during the fourth quarter of 2007. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below summarizes the changes in the contingency reserve balances from December 31, 2006 through September 30, 2007:

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In thousands)
Balance at December 31, 2006	$77,715	$33,260	$110,975
Adjustments to indemnity liabilities due to changes in estimates and accretion expense	19,303	(2,555)	16,748
Foreign exchange impact	14,719	5,182	19,901

Balance at September 30, 2007	$111,737	$35,887	$147,624

        Current liabilities of discontinued operations include current tax liabilities of $10.5 million. Included in current and non-current assets of discontinued operations are $5.2 million and $5.4 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP in its filings with the U.S. Securities and Exchange Commission. The Québec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion. We expect written decision in two to three months. The Company believes these lawsuits are without merit and will vigorously defend them.

        In December 2005, Miller Brewing Company (Miller) sued us and several of our subsidiaries in a Wisconsin federal court. Miller sought to invalidate a licensing agreement (the Agreement) allowing Molson Canada to serve as the sole distributor of Miller products in Canada. Miller also sought damages for U.S. and Canadian antitrust violations, and violations of the Agreement's confidentiality provisions. Miller also claimed that the Agreement's purposes had been frustrated as a result of the Merger. We filed a claim against Miller and certain related entities in Ontario, Canada, seeking a declaration that the licensing agreement remains in full force and effect. We reached an agreement with Miller in the first quarter of 2007 resolving the dispute, resulting in amended agreements that extend our relationship and alter the financial terms of the arrangements. Based on the resolution reached, during the first quarter of 2007, we evaluated the carrying value of the intangible asset associated with the Miller arrangements and concluded that there was no impairment.

        On May 10, 2007, a trial court in Ontario, Canada ruled at the conclusion of a hearing that the termination notice issued by Foster's in late October 2006 purporting to provide twelve months' notice of its intention to terminate the Foster's U.S. License Agreement due to the Merger was valid and effective. As previously disclosed, the Agreement provided Molson Canada with the right to produce Foster's beer for the U.S. marketplace. As a result of this ruling, we recorded a non-cash impairment charge of $24.1 million to our distribution right intangible associated with Foster's intangible in the second quarter of 2007. See Note 9 for further discussion.

        MCBC and many other brewers and distilled spirits manufacturers have been sued in various courts regarding advertising practices and underage consumption. All of the suits have been brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit seeks, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers have advanced motions for dismissal to the courts. To date, all but one of the lawsuits have been dismissed. All of the dismissals have been appealed by plaintiffs, and several appellate courts have decided the appeals in favor of the defendants. During the third quarter of 2007, the Colorado Court of Appeals decided an appeal in favor of the defendants and against the plaintiffs. We will continue to vigorously defend these cases and it is not possible at this time to estimate the possible loss or range of loss, if any, related to them.

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

        From time to time, we have been notified that we are or may be a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share, if any, of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage available.

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

        Based on these assumptions, the present value and gross amount of the future costs at September 30, 2007, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing recorded liability is adequate as of September 30, 2007. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

14. COMPREHENSIVE INCOME

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(In thousands)
Net income	$134,672	$135,794	$324,042	$261,784

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	362,244	66,094	796,136	260,599
Currency effect on pension liability	(6,455)	(114)	(13,917)	49,152
Amortization of net prior service costs and net actuarial losses, net of tax	(20,792)	—	(14,799)	—
Unrealized gain (loss) on derivative instruments, net of tax	(12,944)	12,397	(5,385)	5,623
Reclassification adjustment—derivative instruments, net of tax	630	466	(1,538)	(4,626)

Total other comprehensive income	322,683	78,843	760,497	310,748

Comprehensive income	$457,355	$214,637	$1,084,539	$572,532

        The significant foreign currency translation adjustments for the thirteen and thirty-nine weeks ended September 30, 2007 are the result of the strengthening of CAD and GBP versus the USD. The CAD and GBP are the functional currencies of a significant portion of our net assets and the foreign currency translation adjustments are a result of translating those net assets to USD, our reporting currency.

15. STOCKHOLDERS' EQUITY

        The following table summarizes the components of stockholders' equity from December 31, 2006 through September 30, 2007:

	Common stock issued		Exchangeable shares issued
							Accumulated other comprehensive income
					Paid-in- capital	Retained earnings
	Class A	Class B	Class A	Class B				Total
	(In thousands)
Balance at December 31, 2006	$27	$1,332	$124,699	$1,310,989	$2,389,876	$1,673,455	$316,978	$5,817,356
Shares issued under equity compensation plans, including related tax benefit	—	56	—	—	200,182	—	—	200,238
Exchange of shares	—	51	(2)	(191,028)	190,979	—	—	—
Amortization of stock based compensation	—	—	—	—	27,483	—	—	27,483
Other comprehensive income	—	—	—	—	—	—	760,497	760,497
Adjustment to adopt FIN 48	—	—	—	—	—	(105,409)	—	(105,409)
Sale of warrants	—	—	—	—	56,991	—	—	56,991
Purchase of call options, net of tax	—	—	—	—	(66,035)	—	—	(66,035)
Net income	—	—	—	—	—	324,042	—	324,042
Cash dividends	—	—	—	—	—	(85,906)	—	(85,906)

Balance at September 30, 2007	$27	$1,439	$124,697	$1,119,961	$2,799,476	$1,806,182	$1,077,475	$6,929,257

16. SUBSEQUENT EVENT

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they have signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, Coors Brewing Company and Miller Brewing Company, in a joint venture. As covered by the letter of intent and related documents, each party will contribute its business and related operating assets and certain liabilities into an operating joint venture company.

        Subject to due diligence attestation actions of each party, the anticipated asset sharing ratio is approximately 58% and 42% from SABMiller plc and MCBC, respectively, which would become the economic interest ratios of the investing companies. Voting interests would be shared 50%-50%, and each investing company will have equal board representation within the joint venture company. Each party to the joint venture has agreed to abstain from assigning its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal would exist as to subsequent assignment of such interests.

        The proposed joint venture transaction has been submitted to the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Act of 1976, as amended, and to certain other applicable governmental authorities. Additionally, the proposed joint venture is subject to the approval of the MCBC Class A stockholder group.

17. SUPPLEMENTAL GUARANTOR INFORMATION

        MCBC (Parent Guarantor and 2007 Issuer) issued $575 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering on June 15, 2007 (see Note 10). The convertible notes are guaranteed on a senior unsecured basis by CBC (2002 Issuer), Molson Coors International, LP and Molson Coors Capital Finance ULC (2005 Issuers) and certain domestic subsidiaries (Subsidiary Guarantors).

        On May 7, 2002, the 2002 Issuer completed a public offering of $850 million principal amount of 6.375% Senior notes due 2012. During the third quarter of 2007, $625 million of the $850 million 6.375% Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007. The outstanding Senior notes are guaranteed on a senior and unsecured basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, the 2005 Issuers completed a private placement of approximately $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900 million 5.00% notes due 2015. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson, a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and subsidiaries. As a result, the notes issued in 2005 are now also a liability of a new subsidiary, Molson Coors International, LP. The internal reorganization changed the legal structure of the guarantees, mainly affecting the presentation of the 2002 Issuer, the 2005 Issuers, Subsidiary Guarantors and Subsidiary Non-Guarantors. While there were no significant changes with regard to the status of any entity as a guarantor or non-guarantor, the internal ownership changes resulted in our Canadian and U.K. businesses being majority-owned by a 2005 Issuer. Prior period amounts have not been restated to reflect the new ownership structure which did not exist in prior periods. Any changes to the status of a subsidiary as a guarantor or non-guarantor were not material.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2007, and September 24, 2006, Condensed Consolidating Balance Sheets as of September 30, 2007, and December 31, 2006, and Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 30, 2007, and September 24, 2006. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC, which is the Parent Guarantor and 2007 Issuer, and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which former Molson shareholders received in the Merger.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2007

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Sales	$—	$770,312	$—	$45,477	$1,441,444	$—	$2,257,233
Excise taxes	—	(114,104)	—	(632)	(457,089)	—	(571,825)

Net sales	—	656,208	—	44,845	984,355	—	1,685,408
Cost of goods sold	—	(413,135)	—	(35,417)	(538,752)	—	(987,304)
Equity in subsidiary earnings	194,579	32,645	143,541	—	—	(370,765)	—

Gross profit	194,579	275,718	143,541	9,428	445,603	(370,765)	698,104
Marketing, general and administrative expenses	(21,079)	(201,784)	—	(7,592)	(230,595)	—	(461,050)
Special items, net	(2,045)	(2,768)	—	—	(50,524)	—	(55,337)

Operating income	171,455	71,166	143,541	1,836	164,484	(370,765)	181,717
Interest (expense) income, net	(2,516)	(34,189)	(14,646)	1,882	762	—	(48,707)
Other income (expense), net	394	359	—	(2,334)	3,500	—	1,919

Income from continuing operations before income taxes	169,333	37,336	128,895	1,384	168,746	(370,765)	134,929
Income tax (expense) benefit	(34,661)	(28,894)	61,563	126	7,558	—	5,692

Income from continuing operations before minority interests	134,672	8,442	190,458	1,510	176,304	(370,765)	140,621
Minority interests in net income of consolidated entities	—	—	—	—	(5,507)	—	(5,507)

Income from continuing operations	134,672	8,442	190,458	1,510	170,797	(370,765)	135,114
Loss from discontinued operations, net of tax	—	—	—	—	(442)	—	(442)

Net income	$134,672	$8,442	$190,458	$1,510	$170,355	$(370,765)	$134,672

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 24, 2006

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$714,111	$—	$44,488	$1,368,053	$—	$2,126,652
Excise taxes	—	(108,038)	—	(621)	(441,169)	—	(549,828)

Net sales	—	606,073	—	43,867	926,884	—	1,576,824
Cost of goods sold	21	(384,967)	—	(36,322)	(486,037)	—	(907,305)
Equity in subsidiary earnings	167,979	199,709	—	—	—	(367,688)	—

Gross profit	168,000	420,815	—	7,545	440,847	(367,688)	669,519
Marketing, general and administrative expenses	(15,206)	(190,588)	—	(5,365)	(222,947)	—	(434,106)
Special items, net	(660)	(25,506)	—	—	(2,287)	—	(28,453)

Operating income	152,134	204,721	—	2,180	215,613	(367,688)	206,960
Interest (expense) income, net	(531)	(15,999)	(13,799)	224	1,837	—	(28,268)
Other income (expense), net	313	(34,273)	—	(979)	41,360	—	6,421

Income (loss) from continuing operations before income taxes	151,916	154,449	(13,799)	1,425	258,810	(367,688)	185,113
Income tax (expense) benefit	(9,863)	13,530	—	136	(61,431)	—	(57,628)

Income (loss) from continuing operations before minority interests	142,053	167,979	(13,799)	1,561	197,379	(367,688)	127,485
Minority interests in net income of consolidated entities	—	—	—	—	(5,100)	—	(5,100)
Income (loss) from continuing operations	142,053	167,979	(13,799)	1,561	192,279	(367,688)	122,385
(Loss) gain from discontinued operations, net of tax	(6,259)	—	—	—	19,668	—	13,409

Net income (loss)	$135,794	$167,979	$(13,799)	$1,561	$211,947	$(367,688)	$135,794

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2007

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Sales	$—	$2,166,925	$—	$123,813	$3,861,714	$—	$6,152,452
Excise taxes	—	(319,625)	—	(1,728)	(1,240,813)	—	(1,562,166)

Net sales	—	1,847,300	—	122,085	2,620,901	—	4,590,286
Cost of goods sold	(59)	(1,148,812)	—	(97,533)	(1,477,959)	—	(2,724,363)
Equity in subsidiary earnings	409,461	34,089	346,347	—	—	(789,897)	—

Gross profit	409,402	732,577	346,347	24,552	1,142,942	(789,897)	1,865,923
Marketing, general and administrative expenses	(63,263)	(559,218)	(10)	(22,406)	(669,845)	—	(1,314,742)
Special items, net	(2,045)	(2,768)	—	—	(84,134)	—	(88,947)

Operating income	344,094	170,591	346,337	2,146	388,963	(789,897)	462,234
Interest (expense) income, net	(34)	(62,672)	(41,929)	4,024	619	—	(99,992)
Other income (expense), net	631	1,321	167	(3,253)	19,246	—	18,112

Income from continuing operations before income taxes	344,691	109,240	304,575	2,917	408,828	(789,897)	380,354
Income tax (expense) benefit	(20,627)	(12,582)	(22,932)	(55)	28,152	—	(28,044)

Income from continuing operations before minority interests	324,064	96,658	281,643	2,862	436,980	(789,897)	352,310
Minority interests in net income of consolidated entities	—	—	—	—	(13,615)	—	(13,615)

Income from continuing operations	324,064	96,658	281,643	2,862	423,365	(789,897)	338,695
Loss from discontinued operations, net of tax	(22)	—	—	—	(14,631)	—	(14,653)

Net income	$324,042	$96,658	$281,643	$2,862	$408,734	$(789,897)	$324,042

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,018,191	$—	$120,818	$3,661,636	$—	$5,800,645
Excise taxes	—	(302,603)	—	(1,698)	(1,182,649)	—	(1,486,950)

Net sales	—	1,715,588	—	119,120	2,478,987	—	4,313,695
Cost of goods sold	21	(1,087,237)	—	(98,641)	(1,368,092)	—	(2,553,949)
Equity in subsidiary earnings	366,475	488,742	—	—	—	(855,217)	—

Gross profit	366,496	1,117,093	—	20,479	1,110,895	(855,217)	1,759,746
Marketing, general and administrative expenses	(37,335)	(572,635)	—	(16,630)	(644,645)	—	(1,271,245)
Special items, net	701	(73,652)	—	—	(8,173)	—	(81,124)

Operating income	329,862	470,806	—	3,849	458,077	(855,217)	407,377
Interest (expense) income, net	(590)	(49,542)	(41,083)	284	(6,186)	—	(97,117)
Other income (expense), net	132	(32,047)	—	(2,005)	43,145	—	9,225

Income (loss) from continuing operations before income taxes	329,404	389,217	(41,083)	2,128	495,036	(855,217)	319,485
Income tax (expense) benefit	(61,223)	(22,742)	—	(1,756)	40,496	—	(45,225)

Income (loss) from continuing operations before minority interests	268,181	366,475	(41,083)	372	535,532	(855,217)	274,260
Minority interests in net income of consolidated entities	—	—	—	—	(12,803)	—	(12,803)

Income (loss) from continuing operations	268,181	366,475	(41,083)	372	522,729	(855,217)	261,457
(Loss) gain from discontinued operations, net of tax	(6,397)	—	—	—	6,724	—	327

Net income (loss)	$261,784	$366,475	$(41,083)	$372	$529,453	$(855,217)	$261,784

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$111,800	$4,984	$123	$5,627	$108,800	$—	$231,334
Accounts receivable, net	—	120,224	—	10,611	535,666	—	666,501
Other receivables, net	1,191	39,210	909	25,754	108,154	—	175,218
Total inventories, net	—	105,109	—	5,317	270,844	—	381,270
Other assets, net	2,072	35,823	—	1,564	63,894	—	103,353
Deferred tax assets	275	5,943	—	875	275	—	7,368
Discontinued operations	—		—	—	5,162	—	5,162

Total current assets	115,338	311,293	1,032	49,748	1,092,795	—	1,570,206
Properties, net	15,082	929,428	—	18,455	1,716,810	—	2,679,775
Goodwill	—	11,386	—	2,753	3,333,664	—	3,347,803
Other intangibles, net	—	23,053	—	10,823	4,985,962	—	5,019,838
Net investment in and advances to subsidiaries	5,951,669	(360,805)	6,869,168	—	—	(12,460,032)	—
Deferred tax assets	186,004	36,896	106,996	(22,035)	(5,604)	—	302,257
Other assets	18,918	19,242	6,018	—	171,839	—	216,017
Discontinued operations	—	—	—	—	5,362	—	5,362

Total assets	$6,287,011	$970,493	$6,983,214	$59,744	$11,300,828	$(12,460,032)	$13,141,258

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,578	$139,468	$—	$4,315	$169,410	$—	$315,771
Accrued expenses and other liabilities	14,353	285,746	(31,169)	40,931	762,743	—	1,072,604
Deferred tax liabilities	—	—	—	—	95,771	—	95,771
Short-term borrowings and current portion of long-term debt	—	—	(226)	—	38,204	—	37,978
Discontinued operations	—	—	—	—	38,704	—	38,704

Total current liabilities	16,931	425,214	(31,395)	45,246	1,104,832	—	1,560,828
Long-term debt	575,000	226,162	1,205,356	—	239,612	—	2,246,130
Deferred tax liabilities	1,030	7,060	—	(8,089)	689,071	—	689,072
Other liabilities	9,451	498,892	79,491	127,728	835,104	—	1,550,666
Discontinued operations	—	—	—	—	119,444	—	119,444

Total liabilities	602,412	1,157,328	1,253,452	164,885	2,988,063	—	6,166,140
Minority interests	—	—	—	—	45,861	—	45,861
Total stockholders' equity	5,684,599	(186,835)	5,729,762	(105,141)	8,266,904	(12,460,032)	6,929,257

Total liabilities and stockholders' equity	$6,287,011	$970,493	$6,983,214	$59,744	$11,300,828	$(12,460,032)	$13,141,258

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,091	$1,807	$32	$4,845	$94,411	$—	$182,186
Accounts receivable, net	—	79,035	—	9,078	595,396	—	683,509
Other receivables, net	1,859	31,100	4,001	3,274	104,856	—	145,090
Total inventories, net	—	88,184	—	4,859	226,495	—	319,538
Other assets, net	248	51,782	—	1,476	63,410	—	116,916
Deferred tax assets	23,954	19,142	—	455	(37,074)	—	6,477
Discontinued operations	—	—	—	—	4,640	—	4,640

Total current assets	107,152	271,050	4,033	23,987	1,052,134	—	1,458,356
Properties, net	13,501	886,858	—	18,850	1,502,275	—	2,421,484
Goodwill	—	11,385	—	3,099	2,954,192	—	2,968,676
Other intangibles, net	—	23,281	—	10,477	4,361,536	—	4,395,294
Net investment in and advances to subsidiaries	4,256,365	6,332,906	—	—	—	(10,589,271)	—
Deferred tax assets	448,460	82,751	—	67,911	(467,773)	—	131,349
Other assets	10,911	23,800	5,763	10	183,453	—	223,937
Discontinued operations	—	—	—	—	4,317	—	4,317

Total assets	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,117	$182,254	$—	$1,994	$233,285	$—	$419,650
Accrued expenses and other liabilities	31,054	256,793	18,206	4,972	914,381	—	1,225,406
Deferred tax liabilities	45,437	—	—	(2)	70,894	—	116,329
Short-term borrowings and current portion of long-term debt	—	(344)	(192)	—	4,977	—	4,441
Discontinued operations	—	—	—	—	34,290	—	34,290

Total current liabilities	78,608	438,703	18,014	6,964	1,257,827	—	1,800,116
Long-term debt	—	848,049	1,070,446	—	211,350	—	2,129,845
Deferred tax liabilities	369,449	107,989	—	1,749	127,813	—	607,000
Other liabilities	6,664	545,237	7,684	—	557,086	—	1,116,671
Discontinued operations	—	—	—	—	85,643	—	85,643

Total liabilities	454,721	1,939,978	1,096,144	8,713	2,239,719	—	5,739,275
Minority interests	—	—	—	—	46,782	—	46,782
Total stockholders' equity	4,381,668	5,692,053	(1,086,348)	115,621	7,303,633	(10,589,271)	5,817,356

Total liabilities and stockholders' equity	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2007

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(75,873)	$19,636	$285,535	$(73,368)	$172,682	$328,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4,785)	(109,344)	—	(914)	(214,367)	(329,410)
Proceeds from sales of properties and intangible assets, net	—	918	—	(204)	34,902	35,616
Trade loan repayments from customers	—	—	—	—	22,942	22,942
Trade loans advanced to customers	—	—	—	—	(20,862)	(20,862)
Other	—	200	—	—	(26,692)	(26,492)

Net cash used in investing activities	(4,785)	(108,226)	—	(1,118)	(204,077)	(318,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	179,345	—	—	—	—	179,345
Excess tax benefits from share-based compensation	20,942	—	—	—	—	20,942
Dividends paid	(69,580)	—	—	—	(29,520)	(99,100)
Proceeds from issuance of convertible debt	575,000	—	—	—	—	575,000
Sale of warrants	56,991	—	—	—	—	56,991
Purchase of call options	(106,656)	—	—	—	—	(106,656)
Payments on long-term debt and capital lease obligations	—	(625,724)	—	—	(507)	(626,231)
Proceeds from short-term borrowings	—	—	—	—	351	351
Payments on short-term borrowings	—	—	—	—	(547)	(547)
Net proceeds from revolving credit facilities	—	—	—	—	7,955	7,955
Change in overdraft balances and other	(11,320)	15,643	—	—	16,482	20,805
Net activity in investments and advances (to) from subsidiaries	(533,355)	701,848	(285,456)	75,145	41,818	—

Net cash provided by (used in) financing activities	111,367	91,767	(285,456)	75,145	36,032	28,855

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	30,709	3,177	79	659	4,637	39,261
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	12	123	9,752	9,887
Balance at beginning of year	81,091	1,807	32	4,845	94,411	182,186

Balance at end of period	$111,800	$4,984	$123	$5,627	$108,800	$231,334

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2006

(IN THOUSANDS)
(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(63,316)	$24,086	$(64,897)	$3,645	$787,228	$686,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,593)	(205,476)	—	(1,137)	(105,666)	(314,872)
Proceeds from sales of properties and intangible assets, net	—	10,757	—	116	14,972	25,845
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	—	—	36,520	36,520
Trade loan repayments from customers	—	—	—	—	20,009	20,009
Trade loans advanced to customers	—	—	—	—	(20,786)	(20,786)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,453)	—	—	68,266	63,813

Net cash (used in) provided by investing activities	(2,593)	(199,172)	—	(1,021)	13,315	(189,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	40,509	—	—	—	—	40,509
Excess income tax benefits from share-based compensation	1,030	—	—	—	—	1,030
Dividends paid	(62,160)	—	—	—	(20,350)	(82,510)
Dividends paid to minority interest holders	—	—	—	—	(12,207)	(12,207)
Payments on long-term debt and capital lease obligations	—	—	—	—	(2,449)	(2,449)
Proceeds from short-term borrowings	—	—	—	—	59,147	59,147
Payments on short-term borrowings	—	—	—	—	(72,258)	(72,258)
Net proceeds from commercial paper	—	(106,179)	—	—	—	(106,179)
Net payments on revolving credit facilities	—	2,000	—	—	(166,373)	(164,373)
Change in overdraft balances and other	(6,692)	(12,915)	—	—	(5,731)	(25,338)
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances from (to) subsidiaries	93,280	292,586	64,898	(3,705)	(447,059)	—

Net cash provided by (used in) financing activities	65,967	175,492	64,898	(3,705)	(668,164)	(365,512)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	58	406	1	(1,081)	132,379	131,763
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	444	7,517	7,961
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of period	$1,056	$1,675	$32	$4,938	$171,436	$179,137

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as our consolidated financial statements and the accompanying notes included in this Form 10-Q.

BUSINESS OVERVIEW

Financial highlights

        The following table and other highlights summarize components of our condensed consolidated summary of operations for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006:

        Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

	Thirteen weeks ended			Thirty-nine weeks ended
	September 30, 2007	September 24, 2006(1)	% change	September 30, 2007	September 24, 2006(1)	% change
	(In thousands, except percentages and per share data)
Volume in barrels	11,217	11,243	(0.2)%	31,595	31,286	1.0%
Net sales	$1,685,408	$1,576,824	6.9%	$4,590,286	$4,313,695	6.4%
Income from continuing operations	$135,114	$122,385	10.4%	$338,695	$261,457	29.5%
Diluted income per share from continuing operations	$0.74	$0.70	5.7%	$1.87	$1.51	23.8%

(1)
Per share amounts have been adjusted from previously reported amounts for the effect of our 2-for-1 stock split issued in the form of a stock dividend in October 3, 2007.

Other third quarter 2007 highlights:

  •
  We grew net sales at nearly 7%, driven by brand performance across our segments, positive pricing and the benefit of favorable foreign currency.

  •
  Coors Light grew sales to retail, or STRs, by more than 5% across our entire company.

  •
  We increased revenue per barrel in local currency in all three of our segments.

  •
  Our U.S. segment achieved significant STR growth, favorable market share growth, and record income from continuing operations.

  •
  Our Canada segment gained market share during the quarter driven by Coors Light and our other strategic brands. In fact, this is the first time in six years that we have achieved year-to-date market share growth through these quarters.

  •
  Income from continuing operations increased substantially in the quarter, driven by strategic brand growth, positive pricing, favorable currency movements, and realizing cost savings initiatives and financial strategies to reduce interest expense.

Synergies and other cost savings initiatives

        Our 2007 goal is to achieve at least $55 million of Merger-related synergies and exceed the $175 million of cumulative synergies forecasted to be achieved since the Merger date. In the third quarter of 2007, we realized $13 million of Merger-related savings. For the first three quarters of 2007, we achieved $45 million of Merger-related savings. The expected 2007 savings added to the $125 million realized prior to 2007 places us in a position to reach our overall Merger-related synergy goal.

        We have identified $250 million of additional cost savings to be achieved by the end of 2009. We have realized $64 million in these cost savings in the first three quarters of 2007 toward our revised goal of $76 million of total savings during 2007. This is a $10 million increase from the original goal we targeted at the beginning of 2007.

Income taxes

        Our consolidated effective tax rate for the third quarter 2007 was negative 4%. We anticipate that our 2007 full-year effective tax rate will be in the range of 11% to 14%. Our consolidated effective tax rate for the third quarter 2007 is lower than our anticipated full-year rate primarily due to reductions in unrecognized tax benefits and revaluing deferred tax assets and liabilities in the U.K. to reflect the impact of a recently enacted 2% U.K. corporate income tax rate reduction and changes in the tax rules applicable to the disposal of certain fixed assets, the effects of which were recognized as discrete benefits in the third quarter of 2007 income tax provision.

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

RESULTS OF OPERATIONS

Canada Segment Results of Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	% change	September 30, 2007	September 24, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,283	2,339	(2.4)%	6,262	6,183	1.3%

Net sales	$546,146	$514,996	6.0%	$1,418,535	$1,340,599	5.8%
Cost of goods sold	(263,577)	(237,652)	10.9%	(728,143)	(661,845)	10.0%

Gross profit	282,569	277,344	1.9%	690,392	678,754	1.7%
Marketing, general and administrative expenses	(119,636)	(122,223)	(2.1)%	(336,426)	(336,637)	(0.1)%
Special items, net	(43,243)	—	N/M	(71,453)	—	N/M

Operating income	119,690	155,121	(22.8)%	282,513	342,117	(17.4)%
Other income, net	1,374	5,941	N/M	18,540	7,744	N/M

Earnings before income taxes	$121,064	$161,062	(24.8)%	$301,053	$349,861	(14.0)%

N/M = Not meaningful

        The CAD strengthened versus the USD resulting in a 7.2% appreciation benefit to USD earnings before income taxes on a comparable quarter-over-quarter basis. During the comparable thirty-nine week periods for 2007 and 2006, the CAD strengthened versus the USD resulting in a 4.3% appreciation benefit to USD earnings before income taxes.

Volume and net sales

        Our Canada segment had sales volume totaling 2.3 million barrels for the third quarter ended September 30, 2007, a decrease of 2.4% from the prior year. This decline is almost entirely due to the timing of the inclusion of the higher volume week leading into the Canada Day weekend compared to last year. Our Canada STRs for the third calendar quarter increased 0.8% from the calendar quarter a year ago driven by continued mid-single digit growth of our Molson strategic brands, led by high-single-digit growth on the Coors Light brand, and continued double-digit growth of our partner import brands. Molson Canadian experienced a low-single-digit volume decline, while Rickard's, Creemore and Carling all grew at double-digit rates in the quarter. Total Canadian beer industry STRs grew an estimated 0.5% in the calendar third quarter, resulting in a slight market share increase compared to prior year. This represents our second consecutive quarter of market share growth.

        Net sales per barrel increased approximately 1% in local currency, driven by increased sales mix toward higher revenue-per-barrel products, mainly our partner import brands. Net pricing was slightly favorable in the quarter as selective price increase over the past year more than offset higher price discounting focused in Ontario and Quebec.

        Sales volume for the thirty-nine week period increased 1.3% over the prior year. Approximately one-half of this growth is due to the timing benefit resulting from the year-over-year alignment of weeks. Our Canada STRs for the year-to-date period increased 1.0% from a year ago driven by mid-single digit growth by our strategic brands, including double-digit growth on Coors Light, Creemore, Carling and our partner import brands in the year-to-date period. Total Canadian beer industry STRs grew an estimated 0.9% in the year-to-date period. As a result, we have maintained year-to-date growth of approximately one-tenth of a share point, driven by two consecutive quarters of share growth.

        Net sales per barrel for the thirty-nine week period increased approximately 1% in local currency driven by improved sales mix due to increased super-premium sales during the first three quarters of the year. Price increases, which have contributed over a 2% increase, have been nearly offset by increased levels of price discounting focused in Ontario and Quebec.

Cost of goods sold

        Cost of goods sold per barrel increased approximately 6% in local currency in the third quarter of 2007, driven by the following:

  •
  Less than 4% increase attributable to input cost inflation was largely offset by 3% of decrease from synergies and other cost savings in the quarter;

  •
  4% increase from sales mix shift to partner import brands;

  •
  Slightly more than 1% increase primarily from the impact of the allocation of fixed costs over a smaller volume base, and additional fixed costs associated with the opening of our new brewery in Moncton, New Brunswick, for which we received "local brewer" status by the province of Nova Scotia.

        Cost of goods sold per barrel for the thirty-nine week period increased approximately 5% in local currency. Inflationary cost increases drove a 3% increase, which was offset by a 3% reduction from synergies and other cost savings initiatives. The requirement to mark-to-market certain foreign currency positions this year contributed an additional 1% increase during the first three quarters of 2007 and a sales mix shift to our super-premium portfolio contributed to a 3% increase. The remaining 1% increase was driven by other impacts including costs associated with the opening of our new brewery in Moncton.

Marketing, general and administrative expenses

        Marketing general and administrative expense decreased approximately 9% in local currency for the third quarter of 2007. Approximately, one-quarter of the overall decrease in general and administrative expenses was driven by the non-recurrence of contract termination costs incurred in the prior year to achieve longer-term information technology synergies.

        For the thirty-nine weeks ended September 30, 2007, marketing, general and administrative expenses have decreased approximately 3% in local currency driven by lower general and administrative expenses, including cost savings as a result of the employee restructuring in the first quarter of this year, and the benefit of the non-recurring termination contract costs noted above in the prior year third quarter.

Special items, net

        The Canada segment recognized $43.2 million of special items expense in the third quarter of 2007, as a result of the Edmonton brewery closure. Specific significant charges included a $32.4 million impairment charge on the carrying value of the fixed assets and an additional $10.8 million charge for severance and other costs associated with closing the brewery. Current plans are to demolish the buildings and sell the land.

        The Canada segment recognized $71.5 million in special items expense in the first three quarters of 2007. The special items represent, $24.1 million relating to the Foster's intangible asset impairment, $4.1 million relating to employee termination costs associated with production and sales, general and administrative functions and $43.2 million relating to the Edmonton brewery closure. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other income, net

        Third quarter other income decreased $4.6 million over the prior year quarter primarily due to non-recurrence of a $9.0 million gain recognized in the third quarter of 2006 from the reduction of guarantee liabilities related to our investment in the Montreal Canadiens hockey club in the third quarter of 2006. This was partially offset by our share of net gains from our equity investments in the third quarter of 2007.

        Other income through the first three quarters of 2007 was $10.8 million higher than the prior year comparable period largely due to a gain on the sale of our equity investment in the House of Blues Canada, partially offset by the non-recurrence of the gain from the reduction of guarantees related to our investment in the Montreal Canadiens hockey club in the third quarter of prior year as mentioned above.

United States Segment Results of Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	% change	September 30, 2007	September 24, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	6,471	6,257	3.4%	18,300	17,643	3.7%

Net sales	$739,647	$697,385	6.1%	$2,088,493	$1,970,438	6.0%
Cost of goods sold	(458,533)	(435,908)	5.2%	(1,283,506)	(1,231,077)	4.3%

Gross profit	281,114	261,477	7.5%	804,987	739,361	8.9%
Marketing, general and administrative expenses	(200,686)	(188,419)	6.5%	(582,138)	(560,939)	3.8%
Special items, net	(2,768)	(25,506)	N/M	(2,768)	(73,652)	N/M

Operating income	77,660	47,552	63.3%	220,081	104,770	110.1%
Other income, net	81	1,231	N/M	979	3,135	N/M

Earnings before income taxes	$77,741	$48,783	59.4%	$221,060	$107,905	104.9%

N/M = Not meaningful

Volume and net sales

        Sales volume to wholesalers grew 3.4% during the third quarter of 2007, due to STR growth, partially offset by a difference in the timing of our fiscal calendar. Our 50-states U.S. distributors' STRs increased 6.9% and we continued to grow market share during the third quarter of 2007. This sales increase was driven by mid-single-digit growth for Coors Light, which achieved its 10th consecutive quarter of growth, along with double-digit growth of Blue Moon and low-double-digit growth of Keystone Light. Also Coors Banquet grew at a high-single-digit rate during the quarter and has shown growth on a year-to-date basis, benefiting from redesigned packaging and increased advertising investment. Each of our four largest U.S. brands grew STRs during the third quarter and first three quarters of 2007. In addition, our brand portfolio showed broad geographic growth in 48 out of 50 states in the third quarter of 2007. Total U.S. STRs increased 6.4% in the third quarter of 2007, including our Caribbean region. Net sales per barrel increased 2.5% in the third quarter due to favorable pricing.

        Sales volume to wholesalers increased by 3.7% in the first three quarters of 2007, with Coors Light, Keystone Light and Blue Moon driving the increased volume. Net sales per barrel increased by 2.2% in 2007, due to selective price increases.

Cost of goods sold

        Cost of goods sold per barrel increased 1.7% in the third quarter, due to higher commodity, transportation and packaging-material costs. Our operating cost savings offset approximately half of our U.S. cost of goods sold inflation during the third quarter of 2007. Cost savings decreased for the third quarter of 2007 from our year-to-date trend as we cycled the prior year Memphis brewery closure.

        Cost of goods sold per barrel increased by 0.5% in the first three quarters of 2007. The year to date change is the result of higher commodity, transportation and packaging material costs partially offset by cost savings initiatives and lower depreciation. Cost savings initiatives offset nearly two-thirds of our cost of goods sold inflation during the first three quarters of 2007.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 6.5% in the third quarter of 2007 compared to 2006. These costs increased due to higher employee incentive compensation based on improved operating results and brand-building and marketing investments versus last year.

        Marketing, general and administrative expenses were up 3.8% in 2007 on a thirty-nine week comparison basis. Marketing investments decreased at a low-single-digit rate, while general and administrative expenses grew at a mid-single digit rate due to higher compensation costs and the twenty-six week period impact related to our stock-based long-term incentive program that began late in the first quarter 2006.

Special items, net

        We recognized $2.8 million of special charges in the third quarter of 2007 and $25.5 million of net special charges in the third quarter of 2006. In the third quarter of 2007, the special charges were related to a newly initiated program focused on long term labor savings across the supply chain areas. In the third quarter of 2006, $17.2 million of these charges related to accelerated depreciation on the Memphis brewery, $3.1 million was expensed to increase the estimate of our liability associated with our cost to withdraw from the Memphis hourly workers multi-employer pension plan and the remaining $5.2 million included employee termination costs and other incremental costs that were the direct result of the Memphis brewery closure. The Memphis brewery was closed and sold during the third quarter of 2006.

        Special charges for the first three quarters of 2007 were a result of initiating a supply chain restructuring program. Special charges for the first three quarters of 2006 were primarily a result of the Memphis brewery sale and closure. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Europe Segment Results of Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	% change	September 30, 2007	September 24, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Volume in barrels	2,463	2,647	(6.9)%	7,033	7,460	(5.7)%

Net sales	$397,968	$362,801	9.7%	$1,079,128	$998,605	8.1%
Cost of goods sold	(263,904)	(233,533)	13.0%	(710,961)	(659,635)	7.8%

Gross profit	134,064	129,268	3.7%	368,167	338,970	8.6%
Marketing, general and administrative expenses	(113,917)	(96,288)	18.3%	(317,719)	(288,480)	10.1%
Special items, net	(7,281)	(2,287)	N/M	(12,681)	(8,173)	N/M

Operating income	12,866	30,693	(58.1)%	37,767	42,317	(10.8)%
Interest income(1)	2,926	2,941	(0.5)%	8,628	8,630	(0.0)%
Other income (expense), net	672	1,006	N/M	(919)	1,466	N/M

Earnings before income taxes	$16,464	$34,640	(52.5)%	$45,476	$52,413	(13.2)%

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

        The GBP strengthened versus the USD favorably impacting USD earnings before income taxes by an 8.2% appreciation on a year-over-year basis during the thirteen week third quarter period. During the comparable thirty-nine week periods for 2007 and 2006, the GBP strengthened versus the USD resulting in a 9.2% appreciation impact to USD earnings before income taxes.

Volume and net sales

        Our Europe owned-brand sales volumes decreased 6.9% in the third quarter of 2007, due to an extended period of rainy and cool weather conditions throughout the 2007 summer months.

        Total Europe net revenue per barrel in local currency increased by 9% in the third quarter, with approximately 5% of this change relating to non-owned factored brands that we deliver to retail. We acquired an on-premise distribution business in the third quarter of 2007. The addition of this on-premise distribution business will raise our net sales per barrel and cost of goods per barrel several percentage points for the next year due to a step-up in our factored brand sales. U.K. owned-brand net sales per barrel in local currency increased nearly 4% in the third quarter of 2007. This represents our third consecutive quarter of improved owned-brand pricing through the third quarter of 2007, an improvement from the previous two years.

        In the first three quarters of 2007, our Europe owned-brand volumes decreased 5.7%, reflecting the 2006 benefit of volumes related to the World Cup soccer tournament, whereas our 2007 volumes have been adversely affected by poor weather in the U.K. Other brewers have been similarly impacted by the poor weather this year and the World Cup last year, therefore our market share was only minimally impacted during the first three quarters of 2007.

        U.K. owned-brand net sales per barrel in local currency increased by approximately 3% in the first three quarters of 2007, largely due to favorable owned-brand pricing, partly offset by the unfavorable impact of ongoing industry channel mix trends.

Cost of goods sold

        Total Europe segment cost of goods sold per barrel in local currency increased by approximately 12% in the third quarter, with approximately 5% of this change related to factored brand sales, including the impact related to the purchase of an on-premise distribution business. U.K. owned-brand cost of goods sold per barrel in local currency increased by approximately 7%, driven by a pension charge of $4.7 million recognized as an increase to the liability in recognition of an existing pension benefit in accordance with U.K. law, cost inflation, along with higher percentage of fixed costs per barrel spread over lower volumes.

        For the first three quarters of 2007, cost of goods sold per barrel in local currency for our U.K. owned-brands increased 1.1% compared to last year, with the allocation of fixed costs over previously noted lower sales volumes for the period offset by cost savings from our supply chain restructuring program.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the U.K. increased approximately 10% in local currency in the third quarter. Marketing spending increased at a high-single-digit rate in local currency as we continued to roll out our new advertising campaigns for Carling and C2, and re-launched Coors Light in the U.K. General and administrative costs increased at a high-single-digit rate reflecting a pension charge of $6.4 million to increase the liabilities in recognition of an existing pension benefit in accordance with U.K. law.

        For the first three quarters of 2007, marketing, general and administrative expenses in local currency in the U.K. increased 0.2%. Marketing spending increased at a mid-single-digit rate in local currency as we continued our new advertising campaigns for Carling and C2 and re-launched Coors Light in the U.K., while general and administrative costs declined 2.8% due to continued cost savings initiatives.

Special items, net

        We recognized $3.4 million and $2.3 million of special charges in the third quarters of 2007 and 2006, respectively. Both of the 2007 and 2006 charges were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts. During the third quarter of 2007, we recognized an increased pension liability in recognition of an existing pension benefit in accordance with U.K. law in the amount of $3.9 million.

        We incurred $12.7 million of charges in the first three quarters of 2007 compared to $8.2 million of charges in the first three quarters of 2006. The 2007 items were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts and an increased pension liability in recognition of our existing pension benefit in accordance with U.K. law. The 2006 items were also a result of charges recognized as part of restructuring the supply chain operation and back office organization, combined with costs incurred in closing our sales operation in Russia, partly offset by the pension curtailment gain. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other income (expense), net

        Other income of $0.7 million declined $0.3 million over the prior year quarter. The decline was primarily due to unfavorable foreign currency fluctuations recognized between the comparable periods.

        We incurred other expense of $0.9 million in the first three quarters of 2007 as compared to a net other income of $1.5 million for the same period in 2006. The decrease noted is due to a non-recurring gain recognized on a sale of a surplus property in 2006, partly offset by improved year-over-year profit performance by our distribution joint venture, Tradeteam.

Corporate Results of Operations

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2007	September 24, 2006	% change	September 30, 2007	September 24, 2006	% change
	(In thousands, except percentages)			(In thousands, except percentages)
Net sales	$1,647	$1,642	0.3%	$4,130	$4,053	1.9%
Cost of goods sold	(1,290)	(212)	508.5%	(1,753)	(1,392)	25.9%

Gross profit	357	1,430	(75.0)%	2,377	2,661	(10.7)%
General and administrative expenses	(26,811)	(27,176)	(1.3)%	(78,459)	(85,189)	(7.9)%
Special items, net	(2,045)	(660)	N/M	(2,045)	701	N/M

Operating loss	(28,499)	(26,406)	7.9%	(78,127)	(81,827)	(4.5)%
Interest expense, net	(27,155)	(31,209)	(13.0)%	(84,142)	(105,747)	(20.4)%
Debt extinguishment costs	(24,478)	—	N/M	(24,478)	—	N/M
Other expense, net	(208)	(1,757)	N/M	(488)	(3,120)	N/M

Loss before income taxes	$(80,340)	$(59,372)	35.3%	$(187,235)	$(190,694)	(1.8)%

N/M = Not meaningful

General and administrative expenses

        Corporate general and administrative expenses in the third quarter of 2007 decreased $0.4 million from a year ago.

        In the first three quarters of 2007, our general and administrative expenses were down $6.7 million. The 2007 year-to-date change was largely attributable to lower legal fees, reduced severance costs and transfers of allocable costs to the operating segments from the corporate center.

Special items, net

        We recognized $2.0 million of special charges for the third quarter compared to $0.7 million in special charges for the comparable period in 2006. The 2007 special charges incurred relate to the costs of professional services incurred related to the announced intent by MCBC and SABMiller plc to combine their U.S. and Puerto Rico operations in a joint venture. The special charge in the third quarter of 2006 was a result of adjusting the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net

        Corporate net interest expense totaled $27.2 million in the third quarter 2007, $4.1 million lower than the prior year. This decrease was primarily a result of lower average outstanding debt levels this year, driven by current year repayments and restructuring of a portion of our debt. We also recognized a $24.5 million charge as a result of the debt extinguishment costs during the third quarter of 2007.

        For the first three quarters of 2007, net interest expense has decreased by $21.6 million due to the lower average debt levels outstanding. We also recognized a $24.5 million charge as a result of the debt extinguishment costs during 2007.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of September 30, 2007, we had a working capital surplus of $9.4 million, compared to a working capital deficit of $483.9 million as of September 24, 2006. We ordinarily operate at working capital deficits given the relatively quick turnover of our receivables and inventory. Income tax liabilities of $158 million were included in current liabilities as of September 24, 2006, contributing to the working capital deficit as of that date. These liabilities are presented as a component of long-term liabilities as of September 30, 2007, as a result of the adoption of FIN 48 in the first quarter of 2007. Contributing to our working capital surplus and deficits were $38.0 million and $67.9 million, respectively, of short-term borrowings and current portion of long-term debt at September 30, 2007, and September 24, 2006. We had total cash of $231.3 million at September 30, 2007, compared to $179.1 million at September 24, 2006. Long-term debt was $2.25 billion and $2.18 billion at September 30, 2007, and September 24, 2006, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Operating activities

        Net cash provided by operating activities was $328.6 million for the thirty-nine weeks ended September 30, 2007, compared to net cash provided of $686.7 million in the comparable period last year. The calendar third quarter typically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on increased receivables from summer beer sales. However, our operating cash flow was significantly lower in the third quarter of 2007 versus the same period in 2006 due to the timing of payments for excise taxes ($96 million) and trade accounts payable in our Europe segment in 2007. Also, collection on accounts receivable in the U.S. were lower in the third quarter of 2007 by approximately $33 million due to temporary extensions of credit terms associated with the opening of the Shenandoah brewery. These factors are expected to reverse themselves in the fourth quarter of 2007, resulting in a favorable variance to the comparable period in 2006.

        Cash from operating activities was also unfavorably impacted in the third quarter of 2007 by a $27 million payment made to the multi-employee pension plan associated with the employees at our former Memphis facility, and by $21 million premium paid to bondholders in the July 2007 tender offer. Additionally, contributions to defined benefit pension plans were higher in first three quarters of 2007 versus 2006 by $52.1 million and income tax payments were higher by $31 million. Payments for prior year incentive compensation were higher by $25 million in 2007 due to the Company's improved financial performance in 2006 versus 2005.

        In addition to these factors, the timing of accounts payable disbursements and other accrued expenses on a year-over-year basis contributed to the decrease in operating cash flow, and, to some extent, did by the inclusion of the 53rd week in the fourth quarter of 2006. Specifically, our fiscal 2007 began on January 1, 2007, while our fiscal 2006 began on December 26, 2005. This timing of scheduled payments associated with accounts payable, payroll and other liabilities caused more items to be disbursed in 2007 than in the comparable period of 2006.

        While these impacts are expected to continue to correct themselves to some extent as we progress through the year end resulting in more comparable operating cash flows with the prior year, we anticipate that full-year operating cash flow will be lower in 2007 than in 2006.

        We may make a payment to FEMSA associated with our Brazil indemnity obligations in 2007, which we expect would approximate $23 million.

Investing activities

        Net cash used in investing activities of $318.2 million for the thirty-nine weeks ended September 30, 2007, was higher by $128.7 million compared to the same period in 2006. Additions to properties and intangible assets were higher in 2007 by $14.5 million as compared to 2006, due primarily to CBL's $90.0 million purchase in April 2007 of kegs that had been owned and managed by a third-party service provider which was placed in receivership early in 2007, offset by higher capital additions in 2006 associated with the build-out of the Shenandoah brewery in the U.S. We acquired the an on-premise distribution business for $26.7 million in the third quarter of 2007. We collected $30.0 million in July 2007 from the sale of our equity investment in the House of Blues Canada (see Part I—Financial Statements, Item 1 Note 5 under the caption "OTHER INCOME (EXPENSE), NET"). In 2006, we received proceeds of $68.0 million on the sale of 68% of the Kaiser business in Brazil, offset by $4.2 million of related transaction costs.

Financing activities

        Net cash provided by financing activities totaled $28.9 million for the thirty-nine weeks ended September 30, 2007, compared to net cash used of $365.5 million during the same period in 2006. We collected $179.3 million through the third quarter of 2007 as a result of exercises by stock option holders, compared to $40.5 million through the third quarter of 2006. During the second quarter of 2007, we received proceeds from the issuance of $575 million of senior convertible notes (see Part I—Financial Statements, Item 1 Note10 under the caption "DEBT AND OTHER CREDIT ARRANGEMENTS"). We incurred $10.0 million of direct costs related to the issuance, and also paid a net amount of $49.7 million for the purchase of a note hedge and proceeds from the issuance of warrants associated with the convertible notes and the tender offer. Payments on long-term debt in 2007 reflect the early extinguishment of $625.0 million face amount of 6.375% Senior Notes due 2012. Aside from the financing activities associated with the convertible notes, net borrowings under available facilities were approximately $25.8 million through the third quarter of 2007, encompassing all other activity in our various debt and credit facilities (including those associated with discontinued operations). Net repayments of debt during the same period of 2006 was approximately $287.0 million (including those associated with discontinued operations). Part I—Financial Statements, Item 1 Note10 under the caption "DEBT AND OTHER CREDIT ARRANGEMENTS."

Capital Resources

        As discussed in the Financing section above, during the second quarter of 2007, we issued $575 million of senior convertible notes, with a coupon rate of interest of 2.5%. In the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625 million of 6.375% senior notes due 2012 and additional related charges as noted above.

        The vast majority of our remaining debt borrowings as of September 30, 2007, consist of publicly traded notes with maturities scheduled from 2010 to 2015. We will continue to use commercial paper borrowings under our existing facility and borrowings under available revolving credit facilities to manage our short-term liquidity requirements through our periods of lower operating cash flow. We expect to be in a more positive liquidity position allowing us to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternatives for the remainder of 2007 and beyond, which could include restructuring of consolidated joint venture debt obligations, pension plan funding elections, reinvesting cash into our existing businesses and preserving cash flexibility for potential strategic investments.

        As a result of the announcement of the proposed Miller Coors joint venture, credit rating agencies in the U.S. and Canada, such as Moody's and DBRS, have announced their current evaluation that MCBC's credit standing is in developing status.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Contractual obligations requiring future cash payments as of September 30, 2007 were:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Total debt, including current maturities	$2,284,108	$37,798	$8,457	$520,922	$1,716,931
Interest payments	549,870	87,012	190,075	142,579	130,204
Derivative payments	2,270,717	122,633	609,093	1,524,188	14,803
Retirement plan expenditures	284,338	77,958	54,611	53,914	97,855
Operating leases	318,643	73,846	100,808	62,716	81,273
Capital leases	2,387	1,103	1,284	—	—
Other long-term obligations	4,949,598	1,132,584	1,546,230	748,005	1,522,779

Total obligations	$10,659,661	$1,532,934	$2,510,558	$3,052,324	$3,563,845

        Not included in these contractual cash obligations are $260.8 million of unrecognized tax benefits and $119.4 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

        Other commercial commitments as of September 30, 2007 were:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Standby letters of credit	$58,155	$58,155	$—	$—	$—

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

        Our significant accounting policies are set forth in Part II—Financial Statements and Supplementary Data Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss our critical accounting estimates in Part II—Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our Annual Report on Form 10-K for the year ended December 31, 2006. We have not modified the policies and estimates, set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FIN 48.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward- looking statements set forth our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," "goals" and similar words. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

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

        For the remainder of 2007 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth. The results are encouraging:

  •
  We have favorable volume and market share momentum in the U.S. segment.

  •
  Our Canada segment portfolio has continued to build sales volume momentum and is growing market share.

  •
  In all three of our segments, our brands are supporting favorable pricing.

        To continue our brand building progress:

  •
  In the Canada segment, we will continue to invest behind innovative programming to grow our strategic brands, by focusing on Coors Light and our above-premium and partner brands, while staying competitive on our Molson branded portfolio.

  •
  In the U.S. segment, we will maintain our increased marketing investments behind Coors Light, Coors Banquet, Keystone Light, and Blue Moon. Our Cold Activated Bottles and Frost Brew Lined Cans continue to deliver incremental sales volumes for Coors Light and Coors Banquet. Our NFL sponsorship will provide additional brand visibility through the Super Bowl, and we will focus on the favorable momentum for Blue Moon and Keystone Light.

  •
  In the Europe segment, we continue significant marketing investment behind Carling, we will support the re-launch of Coors Light in the U.K. and the expanded distribution of C2, our mid-strength lager entry from Carling. We will roll-out our new cold-dispense technology and distinctive above-bar fonts, which support our whole brand portfolio. In addition, we have been successful in securing a new distribution contract for Carling with Marstons, a major on-premise customer. We expect this new relationship to drive market share growth in the important on-premise channel.

        There are a few additional considerations regarding sales volume in the fourth quarter of 2007:

  •
  In the Canada segment, we expect fourth quarter sales volume to be lower than sales to retail due to the termination of our Foster's U.S. production contract early in the fourth quarter 2007. This will result in lower reported sales volume, but this will have no impact on our STRs. The Foster's termination will also increase net sales per barrels and cost of goods sold for the next four quarters and will increase as fixed costs are spread over a smaller sales volume base. Also in the fourth quarter of 2007, we will be cycling the benefit of the 53rd week in our fiscal 2006 calendar, which for increased our sales volume by approximately 130,000 barrels increased pretax profit by approximately $10 million in the fourth quarter of 2006.

  •
  In the U.S. segment, the 53rd week in our fourth quarter of 2006 attributed approximately 330,000 barrels to the prior year quarterly sales volume and was approximately break-even from a profit standpoint.

  •
  In the Europe segment, we are facing challenges from a weak U.K. economy, a highly competitive industry, and recently enacted smoking bans in England and Wales. The 53rd week in our fourth quarter of 2006 increased our sales volumes by approximately 140,000 barrels resulting in an unfavorable impact on pretax profits of less than $1 million.

        Regarding costs, our management teams continue to exceed their goals for reducing costs in each segment. The current inflationary environment presents a significant challenge coupled with the seasonally small profit fourth quarter, which will compound the margin impact of inflation.

  •
  In the Canada segment, we anticipate that our reported cost of goods per barrel in Canada will increase at a high-single-digit rate in local currency for full year 2007. In addition, we expect costs related to closing our Edmonton brewery will be incurred in the fourth quarter of 2007 and into 2008.

  •
  In the U.S. segment, we will realize no additional benefits related to closing our Memphis brewery a year ago. In the third quarter, we benefited from more than $6 million of incremental Memphis cost reductions. With the current outlook for higher commodity inflation and cycling the Memphis plant closure, we now expect cost of goods per barrel to increase in the range of 1.5% to 2.0% for full-year 2007 and at a mid-single-digit rate during the fourth quarter of 2007.

  •
  In the Europe segment, our team will continue to reduce costs to offset input inflation and to provide resources for brand marketing investments. While the flow-through of cost initiatives implemented in the first half of 2006 will have less impact on the fourth quarter of 2007, additional cost-reduction initiatives are being implemented.

Miller Coors joint venture

        On October 9, 2007, MCBC and SABMiller plc announced that they have signed a letter of intent to combine the U.S. and Puerto Rican operations of their respective subsidiaries, Coors Brewing Company and Miller Brewing Company, in a joint venture. The joint venture is expected to have net sales in excess of $6 billion, operate eight major breweries across the United States and have approximately 10,000 employees. See Part I—Financial Statements, Item 1 Note 16 "SUBSEQUENT EVENT" to the condensed consolidated financial statements for additional information.

Corporate

        We anticipate full-year 2007 corporate general and administrative expenses in the range of $102 million to $108 million, or a reduction of approximately $15 million from 2006 levels.

        In addition to the corporate general and administrative expenses, we anticipate additional costs of professional services related to the MCBC and SABMiller plc joint venture announcement to be in the range of $15 million to $25 million during next six to twelve months.

Interest

        We anticipate 2007 corporate net interest expense of approximately $110 to $114 million, or a reduction of approximately $26 million from 2006, excluding premiums paid to repurchase part of our 6.375% Senior Notes due 2012, based on the current level of market interest rates and foreign exchange rates.

Tax

        We anticipate that our 2007 full-year effective tax rate will be in the range of 11% to 14%. We note that movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled in 2007 may result in a fluctuation in the range of our 2007 consolidated effective tax rate. In addition, pending tax law changes in Canada, if enacted, may result in significant changes to the range of our 2007 effective tax rate.

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled.

Capital Expenditures

        Our capital expenditure plan for 2007 is approximately $425 million, including approximately $105 million for the acquisition of kegs in the U.K., $85 million to complete two new breweries, and $35 million of capital spending by our consolidated joint ventures.

Other

        The company anticipates expense related to depreciation and amortization of assets will result in a net decrease in 2007 versus 2006 excluding special items, due to the net effect of six factors:

  •
  Substantial existing assets will have been fully depreciated, so depreciation related to these assets is expected to be significantly lower in 2007 than 2006.

  •
  Sale of the Memphis brewery in September 2006 eliminated approximately $70 million of depreciation expense thereafter, including approximately $60 million of accelerated depreciation in 2006 to reduce the facility's carrying value to equal its salvage value.

  •
  We evaluated the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage. The lengthening of certain depreciable asset lives as a result of this evaluation will result in a reduction of our consolidated depreciation expense for the full year 2007.

  •
  Increases due to adding packaging capacity in our Toronto facility during 2006 and bringing online our new brewery in Shenandoah, Virginia, in the first half of 2007.

  •
  Installing cold dispensing units in pubs and restaurants in the U.K. will result in a year over year increase.

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

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us, exceeds a certain amount. At September 30, 2007, no collateral was posted by our counterparties or us.

        We use derivatives in the normal course of business to manage our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging material prices. By policy, we do not enter into such contracts for trading or speculative purposes. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149 (SFAS 133). Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $11.6 million and $10.6 million at September 30, 2007, and December 31, 2006, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged.

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	September 30, 2007	December 31, 2006
	(In thousands)
Foreign currency risk:
Forwards	$(8,233)	$(28,411)
Interest rate risk:
Debt, swaps	$(52,847)	$(64,720)
Commodity price risk:
Swaps	$(19,924)	$(6,165)

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at September 30, 2007. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition and/or future results, and the developments disclosed in our filings with the SEC since the date of the Form 10-K that relate to the risks described in our Form 10-K. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

        In addition to Risk Factors outlined in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, the following are additional Risk Factors that we have identified.

  We may not properly execute, or realize the anticipated $250 million of cost savings or benefits from, our ongoing strategic initiatives.

        Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, the additional cost savings initiatives identified during 2007. These initiatives are primarily designed to make the company more efficient across the whole of the business, which is a necessity in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to the company's sales, manufacturing, logistics, customer service or accounting functions. Any of these results could have a material adverse effect on the business and financial results of the company.

  We may not be successful in executing definitive agreements regarding or completing, our proposed joint venture transaction with SABMiller plc (SABMiller).

        We have entered into a letter of intent with SABMiller with respect to a proposed joint venture transaction. Completion of the transaction will require us to enter into multiple definitive agreements with SABMiller to implement the terms of the transaction. In the event we are unable to reach agreement with SABMiller on the terms of such agreements, we will not be able to complete the transaction, which could have a material adverse effect on our business and financial results to the extent that the failure to achieve the anticipated synergies and other benefits of the joint venture and the consequences of a failed transaction would have an adverse effect on our U.S. segment.

  The joint transaction is subject to the receipt of consents and approvals from government entities that could delay or prevent completion of the venture transaction or impose conditions on the venture, which could result in a material adverse effect on the business or financial condition of the joint venture as well as on our business and financial results.

        Completion of the venture transaction is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, and certain other regulatory authorities, without receiving objections. If such regulatory approvals are not obtained, we will not be able to complete the transaction, which could have a material adverse effect on our business and financial results. In addition, a substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in the approvals could have an adverse a material adverse effect on the business and financial results of the joint venture as well as on our business and financial results.

  We may not realize the cost savings and other benefits we currently anticipate from the joint venture transaction due to challenges associated with integrating operations, technologies, sales and other aspects of the operations.

        The success of the joint venture transaction, if approved, will depend in part on the success of the management of the venture in integrating the operations, technologies and personnel of MCBC's and SABMiller's respective U.S. operations following the completion of the transaction. The failure of the venture to integrate the two operations or otherwise to realize the anticipated benefits of the joint venture transaction, including the estimated annual cost savings described elsewhere in this document, could negatively impact the results of operations of the joint venture. In addition, the overall integration of MCBC and SABMiller's respective U.S. operations is complex and, accordingly, may result in unanticipated operational problems, expenses and liabilities and diversion of management's attention. The challenges involved in this integration include the following:

  •
  integrating successfully each company's operations, technologies, products and services;

  •
  reducing the costs associated with each company's operations;

  •
  coordinating sales, distribution and marketing efforts to effectively promote the products of the joint venture;

  •
  preserving distribution, marketing or other important relationships of the U.S. operations of both MCBC and SABMiller and resolving potential conflicts that may arise;

  •
  coordinating and rationalizing research and development activities to accelerate introduction of new products;

  •
  assimilating the personnel and business cultures of both companies; and

  •
  building employee morale and motivation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 1, 2007, shareholders representing in excess of a majority of the votes entitled to be cast by all holders of the Company's Class A Common Stock and holders of Class A Exchangeable Shares of Molson Coors Canada Inc., a Canadian corporation and subsidiary of the Company, approved by written consent a stock split issued in the form of a stock dividend and related transactions as described in the Company's "Notice of Action Taken Pursuant to Written Consent of the Shareholders" filed August 27, 2007, on Schedule 14C.

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

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer) November 6, 2007