Form 10-K
period 2007-12-30
MOLSON COORS BREWING CO
filed 2008-02-22
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from t o .

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

           The aggregate market value of the registrant's publicly-traded stock held by non-affiliates of the registrant at the close of business on June 29, 2007, was $6,454,558,416 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 29, 2007 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

           The number of shares outstanding of each of the registrant's classes of common stock, as of February 15, 2008:

  Class A Common Stock—2,674,772 shares
  Class B Common Stock—149,922,749 shares

           Exchangeable shares:

           As of February 15, 2008, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

  Class A Exchangeable Shares 3,314,100
  Class B Exchangeable Shares 25,073,032

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

           Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2008 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1.    Business

        Molson Coors Brewing Company ("MCBC" or the "Company") is a leading global brewer of high-quality beers. On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the "Merger"). In connection with the Merger, Adolph Coors Company became the parent of the merged company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes MCBC (formerly "Adolph Coors Company"), principally a holding company, and its operating subsidiaries: Molson Canada ("Molson"), operating in Canada; Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC, after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. Dollars ("USD" or "$").

(a)   General Development of Business

        Molson was founded in 1786, and Coors was founded in 1873. Since each company was founded, they have been committed to producing the highest-quality beers. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are Canada, the United States and the United Kingdom.

Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). Kaiser is the third largest brewer in Brazil. Kaiser's key brands include Kaiser Pilsen®, and Bavaria®. Initially, we retained a 15% ownership interest in Kaiser, which was reflected as a cost method investment for accounting purposes during most of 2006. During the fourth quarter of 2006, we divested our remaining 15% interest in Kaiser by exercising a put option. Our financial statements contained in this report present Kaiser as a discontinued operation, as discussed further in Note 4 to the Consolidated Financial Statements in Item 8.

Joint Ventures and Other Arrangements

Existing arrangements

        To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into joint venture arrangements with third parties over the past decade to leverage their strengths in areas such as can and bottle manufacturing, transportation and distribution. These joint ventures have historically included Rocky Mountain Metal Container ("RMMC") (aluminum can manufacturing in the U.S.), Rocky Mountain Bottle Company ("RMBC") (glass bottle manufacturing in the U.S.) and Tradeteam, Ltd. ("Tradeteam") (transportation and distribution in Great Britain within our Europe segment).

MillerCoors joint venture

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), in a joint venture ("MillerCoors"). Assuming completion of the transaction, MillerCoors will have annual pro forma combined beer sales of 69 million U.S. barrels (81 million hectoliters) and net revenues of approximately $6.6 billion. MCBC and SABMiller expect the transaction to generate approximately $500 million in annual cost synergies to be delivered in full by the third full financial year of combined operations. The parties signed a definitive joint venture agreement on December 20, 2007 and expect the transaction to close in mid-2008.

        SABMiller and MCBC expect that the enhanced brand portfolio, scale and combined management strength of the joint venture will allow their businesses to compete more vigorously in the aggressive and rapidly changing U.S marketplace and thus improve the standalone operational and financial performance of both Miller and CBC through:

  •
  Building a Stronger Brand Portfolio and Giving Consumers More Choice
  The combined company will have a more complete and differentiated brand portfolio and the ability to invest more effectively in marketing its brands to consumers. MillerCoors will build on the unique attributes of both Miller Lite and Coors Light to ensure compelling differentiation. The new company will also be better positioned to meet the increasingly diverse demands of U.S. alcohol beverage consumers through imports like Peroni, Molson and Pilsner Urquell; craft varieties including Leinenkugel's, Blue Moon and Henry Weinhard's; and specialty beers like Miller Chill, Killian's and Sparks. MillerCoors will have more flexibility and resources for brand-building initiatives and increased levels of innovation in taste, product attributes and packaging.

  •
  Capturing Synergies and Improving Productivity
  The combination of the businesses is expected to result in identified annual cost synergies of $500 million, to come from optimization of production over the existing brewery network, reduced shipping distances, economies of scale in brewery operations and the elimination of duplication in corporate and marketing services. The expected timing of the synergies is $50 million in the first full financial year of combined operations; an additional annualized $350 million in Year Two; and another annualized $100 million in Year Three—for an aggregate annual total of $500 million. One-time cash outlays required to achieve these synergies are expected to amount to a net $450 million, consisting of costs of approximately $230 million and net capital expenditures of approximately $220 million.

  •
  Creating a More Effective Competitor
  This deal will create a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. against large-scale brewers, both domestic and global, craft brewers, and wine and spirits producers. The joint venture will be positioned to respond more effectively to the needs of a consolidating distributor and retailer market, as well as to the cost pressures in the industry.

  •
  Improving the Route to Market and Benefiting Distributors and Retailers
  By leveraging complementary geographic strengths and distribution systems, the joint venture will be able to better align production with consumer location. Approximately 60% of the current volume of the combined operation would be expected to go through a shared distribution system, and the companies anticipate that this combined system will produce enhanced distributor effectiveness. MillerCoors will also have greater capacity to invest to meet the diverse product, packaging and service requirements of increasingly demanding consumers, distributors and the retail trade. In addition, streamlined processes and systems and more effective marketing programs will improve distributors' ability to compete and benefit retailers.

  •
  Optimizing Organizational Strength
  The joint venture will focus on creating a high-performing, results and value-based culture which will take the best elements of both companies to create a competitive organization, capable of the highest standards of operational and service excellence in the industry. The joint venture will continue to comply with all provisions of existing labor agreements.

        Each party will contribute its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of the joint venture will be

58% for SABMiller plc and 42% for MCBC. Voting interests will be shared 50%-50%, and each investing company will have equal board representation within the joint venture company. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        The results and financial position of our U.S. segment will, in all material respects, be de-consolidated upon contribution to the joint venture. We will report our interest in the new combined operations using the equity method of accounting.

        The proposed joint venture transaction has been submitted for antitrust review and clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Act of 1976, as amended, and to certain other applicable governmental authorities.

Grupo Modelo joint venture

        On November 20, 2007, Molson and Grupo Modelo, S.A.B. de C.V. announced a letter of intent to establish a long-term joint venture to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Effective January 1, 2008, both parties have established the joint venture pursuant to executed legally binding definitive agreements. Under the new arrangement, Molson's sales team will be responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively tap into the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. Modelo will also benefit from Molson's extensive sales and marketing expertise and unparalleled distribution network in Canada.

(b)   Financial Information About Segments

        MCBC currently has three operating segments: Canada, the United States, and Europe. Prior to being segregated and reported as a discontinued operation during the fourth quarter of 2005, Brazil was an operating segment. A separate operating team manages each segment, and each segment manufactures, markets and sells beer and other beverage products.

        See Note 3 to the Consolidated Financial Statements in Item 8 for financial information relating to our segments and operations, including geographic information.

(c)   Narrative Description of Business

        Some of the following statements may describe our expectations regarding future products and business plans, financial results, performance and events. Actual results may differ materially from any such forward-looking statements. Please see Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 beginning on page 18, for some of the factors that may negatively impact our performance. The following statements are made, expressly subject to those and other risk factors.

Our Products

        Brands sold in Canada include Coors Light®, Molson Canadian®, Molson Dry®, Molson® Export, Creemore Springs®, Rickard's Red Ale® and other Rickard's brands, Carling® and Pilsner®. We also brew or distribute under license the following brands: Amstel Light® under license from Amstel Brouwerij B.V., Heineken® and Murphy's® under license from Heineken Brouwerijen B.V., Asahi® and Asahi Select® under license from Asahi Beer U.S.A. Inc. and Asahi Breweries, Ltd., Corona® under license from Cerveceria Modelo S.A. De C.V. and Canacermex, Inc., Miller Lite®, Miller Genuine Draft®, Milwaukee's Best® and Milwaukee's Best Dry® under license from Miller Brewing Company.

Starting on January 1, 2008, we entered into a joint venture agreement with Grupo Modelo, to import, distribute and market the Modelo beer brand portfolio across all Canadian provinces and territories.

        Brands sold in the United States include: Coors Light®, Coors®, Coors® Non-Alcoholic, Blue Moon® Belgian White Ale and seasonal Blue Moon brands, George Killian's® Irish Red? Lager, Keystone®, Keystone® Light, Keystone® Ice, and Zima®. We also sell the Molson family of brands in the United States.

        Brands sold in the United Kingdom include: Carling®, C2®, Coors Light®, Worthington's® ales, Caffrey's®, Reef®, Screamers® and Stones®. We also sell Grolsch® in the United Kingdom through a joint venture. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell factored brands in our Europe segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis. Beginning in 2008, we have entered into a contract brewing and kegging agreement with Scottish & Newcastle U.K. Ltd. for the Fosters® and Kronenbourg® brands.

        We sold approximately 19% of our 2007 reported volume in the Canada segment, 58% in the United States segment, and 23% in the Europe segment. In 2007, our largest brands accounted for the following percentage of total consolidated volume: Coors Light accounted for approximately 46% of reported volume, Carling for approximately 18%, and Keystone Light for approximately 8%.

        Our sales volume from continuing operations totaled 42.1 million barrels in 2007, 42.1 million barrels in 2006 and 40.4 million barrels in 2005, excluding Brazil volume in discontinued operations. The barrel sales figures for periods prior to our Merger on February 9, 2005 do not include barrel sales of our products sold in Canada or the United States through the former Molson Coors Canada or Molson U.S.A. joint ventures. Our reported sales volumes also do not include the CBL factored brands business. The fiscal years ended December 30, 2007, and December 25, 2005, were 52 week periods and fiscal year ended December 31, 2006, was a 53 week period.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2007, 2006 or 2005.

Canada Segment

        Molson is Canada's second largest brewer by volume and North America's oldest beer company, with an approximate 41% market share in Canada. Molson brews, markets, sells and nationally distributes a wide variety of beer brands. Molson's portfolio consists of strength or leadership in all major product and price segments. Molson has strong market share and visibility across retail and on-premise channels. Priority focus and investment is leveraged behind key owned brands (Coors Light, Molson Canadian, Molson Dry, Molson Export and Rickard's) and key strategic distribution partnerships (including Heineken, Corona and Miller). Coors Light currently has a 12% market share and is the largest-selling light beer and the second-best selling beer brand overall in Canada. Molson Canadian currently has an 8% market share and is the third-largest selling beer in Canada.

        Our Canada segment consists primarily of the production and sale of the Molson brands, Coors Light, and partner and other brands listed above under "Our Products." The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers Retail Inc. ("BRI"), and the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI is currently consolidated in our financial statements. See Note 5 to the Consolidated Financial Statements in Item 8.

Sales and Distribution

Canada

        In Canada, provincial governments regulate the beer industry, particularly the regulation of the pricing, mark-up, container management, sale, distribution, and advertising of beer. Distribution and retailing of products containing alcohol involves a wide range and varied degree of Canadian government control through their respective provincial liquor boards.

Province of Ontario

        In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on-premise consumption. All brewers pay a service fee, based on their sales volume, through BRI. Molson, together with certain other brewers, participates in the ownership of BRI in proportion to its provincial market share relative to other brewers. Ontario brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

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

Province of British Columbia

        In British Columbia, the government's Liquor Distribution Branch currently controls the regulatory elements of distribution of all alcohol products in the province. Brewers' Distributor Ltd. ("BDL"), which Molson co-owns with a competitor, manages the distribution of Molson's products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed wine or beer retail store or at any licensed establishment for on-premise consumption. Liquor-primary licensed establishments for on-premise consumption may also be licensed for off-premise consumption.

Province of Alberta

        In Alberta, the distribution of beer is managed by independent private warehousing and shipping companies or by a government sponsored system in the case of U.S. sourced products. All sales of liquor in Alberta are made through retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees, such as bars, hotels and restaurants. BDL manages the distribution of Molson's products in Alberta.

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

Manufacturing, Production and Packaging

Brewing Raw Materials

        Molson's goal is to procure highest quality materials and services at the lowest prices available. Molson selects global suppliers for materials and services that best meet this goal. Molson also uses hedging instruments to protect from volatility in the commodities and foreign exchange markets.

        Molson sources barley malt from two primary providers, with commitments through 2009. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand, with commitments through 2008. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products. Molson and CBC in the U.S. have benefited from merger-driven cost synergies related to the acquisition of certain brewing materials. Water used in the brewing process is from local sources in the communities where our breweries operate.

Brewing and Packaging Facilities

        Molson has six breweries, strategically located throughout Canada, which brew, bottle, package, market and distribute all owned and licensed brands sold in and exported from Canada. The breweries are as follows: Montréal (Québec), Toronto (Ontario), Vancouver (British Columbia), Moncton (New Brunswick), St. John's (Newfoundland) and Creemore (Ontario). The Montréal and Toronto breweries account for approximately four-fifths of our Canada production.

Packaging Materials

Glass bottles

        Molson single sourced glass bottles in 2007 and has a committed supply through 2008 from three various suppliers. Availability of glass bottles has not been an issue, and Molson does not expect any difficulties in accessing them. However, the risk of glass bottle supply disruptions has increased with the reduction of local supply alternatives due to the consolidation of the glass bottle industry in North America. The distribution systems in each province generally provide the collection network for returnable bottles. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents approximately 63% of domestic sales in Canada.

Aluminum cans

        Molson single sources aluminum cans and has a committed supply through 2011. Availability of aluminum cans has not been an issue, and Molson does not expect any difficulties in accessing them. The distribution systems in each province generally provide the collection network for aluminum cans. Aluminum cans account for approximately 26% of domestic sales in Canada.

Kegs

        Molson sells approximately 11% of its beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and there is no long-term supply commitment.

Other packaging

        Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. Molson does not foresee difficulties in accessing these products in the near future.

Seasonality of Business

        Total industry volume in Canada is sensitive to factors such as weather, changes in demographics, and consumer preferences. Consumption of beer in Canada is also seasonal with approximately 41% of industry sales volume occurring during the four months from May through August.

Competitive Conditions

2007 Canada Beer Industry Overview

        Since 2001, the premium beer category in Canada has gradually lost volume to the super-premium and "value" (below premium) categories. The growth of the value category slowed in 2006 and 2007, and the price gap between premium and value brands was relatively stable, although the number of value brands increased. In 2007, we increased regular selling prices for our premium brands in select markets, but used targeted feature price activity to generate growth.

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

        During 2007, estimated industry sales volume in Canada, including sales of imported beers, increased by 0.9% on a year-over-year basis.

Our Competitive Position

        The Canada brewing industry is comprised principally of two major brewers, Molson and Labatt, whose combined market share is approximately 84% of beer sold in Canada. The Ontario and Québec markets account for approximately 62% of the total beer market in Canada.

        Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcoholic beverages market.

United States Segment

        Coors Brewing Company is the third-largest brewer by volume in the United States, with an approximate 11% market share. CBC produces, markets, and sells the Coors portfolio of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation joint ventures. The U.S. segment also includes Coors brand volume, primarily Coors Light, that is sold outside of the United States and its territories, primarily Mexico and the Caribbean, as well as sales of Molson brand products in the United States.

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company, in a joint venture ("MillerCoors"). The parties signed a definitive joint venture agreement on December 20, 2007. See discussion in this Item 1 under "Joint Ventures and Other Arrangements" for further information regarding MillerCoors.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 560 independent distributors purchases our products and distributes them to retail accounts. We estimate that approximately 20% of our product is sold on-premise in bars and restaurants, and the other 80% is sold off-premise in liquor stores, convenience stores, grocery stores, and other retail outlets. We also own three distributorships which collectively handled approximately 2% of our total U.S. segment's volume in 2007. One of these owned distributors is under contract to be sold, and closing is anticipated in March 2008. Approximately 47% of our volume passes through one of our 11 satellite re-distribution centers throughout the United States prior to being sold to distributors. In Puerto Rico, we market and sell Coors Light through an independent distributor. Coors Light is the leading beer brand in Puerto Rico. Sales in Puerto Rico represented less than 3% of our U.S. sales volume in 2007. We also sell our products in several other Caribbean markets. Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V., a subsidiary of FEMSA Cerveza, is the sole and exclusive importer, marketer, seller and distributor of Coors Light in Mexico.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

        We use the highest-quality water, barley, and hops to brew our products. We malt 100% of our production requirements, using barley purchased under yearly contracts from a network of independent farmers located in five regions in the western United States. Hops and starches are purchased from suppliers primarily in the United States. We have acquired water rights to provide for and to sustain brewing operations in case of a prolonged drought in Colorado. CBC also uses hedging instruments to manage risks associated with volatility in the commodities and foreign exchange markets.

Brewing and Packaging Facilities

        We have two production facilities in the United States. We own and operate the world's largest single-site brewery located in Golden, Colorado. We also operate a second brewing facility located in the Shenandoah Valley in Elkton, Virginia. The Golden brewery has the capacity to brew and package 22 million barrels and 16 million barrels annually, respectively. The Shenandoah brewery has a production capacity of approximately 7 million barrels. The Shenandoah facility sources its barley malt from the Golden malting facility. All products shipped to Puerto Rico or otherwise exported outside the U.S. are brewed and packaged at the Shenandoah facility. The U.S. segment imports Molson products and a portion of another U.S. brand volume from various Molson breweries.

Packaging Materials

Aluminum cans

        Approximately 61% of our U.S. products were packaged in aluminum cans in 2007. We purchased approximately 80% of those cans from RMMC, our joint venture with Ball Corporation ("Ball"), whose production facility is located adjacent to the brewery in Golden, Colorado. In addition to our supply agreement with RMMC, we also have a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC. Aluminum is an exchange-traded commodity and its price can be volatile. We utilize hedging instruments to manage risks associated with this volatility. The RMMC joint venture agreement is scheduled to expire in 2012.

Glass bottles

        We packaged approximately 28% of our U.S. products in 2007 in glass bottles. RMBC, our joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), produces approximately 60% of our U.S. glass bottle requirements at our glass manufacturing facility in Wheat Ridge, Colorado. Our joint venture with Owens, as well as a supply agreement with Owens for the glass bottles we require in excess of joint venture production, expires in 2015.

Kegs

        The remaining 11% of U.S. volume we sold in 2007 was packaged in quarter, half, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement.

Other packaging

        Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. We purchase most of our paperboard from a subsidiary of Graphic Packaging Corporation ("GPC"), a related party discussed further in Note 20 to the Consolidated Financial Statements in Item 8. CBC does not foresee difficulties in accessing packaging products in the future.

Seasonality of the Business

        Our U.S. sales volumes are normally lowest in the first and fourth quarters and highest in the second and third quarters.

Competitive Conditions

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports (Beer Marketer's Insights, Impact Databank and The Beer Institute), and distributors. While management believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2007 U.S. Beer Industry Overview

        The beer industry in the United States is highly competitive and increasingly fragmented, with a profusion of offerings in the above-premium category. With respect to premium lager-style beer, three major brewers control approximately 77% of the market. Growing or even maintaining market share has required increasing investments in marketing and sales. U.S. beer industry shipments had an annual growth rate during the past 10 years of 0.9% and 1.4% in 2007. Price discounting in the U.S. beer industry was less intense in 2007 and 2006, compared with a high level of promotions in the second half of 2005.

        Since the change in the Excise Tax structure in Puerto Rico in June 2002, the beer market there has been in modest decline. Additionally, while this market has traditionally been split among U.S. imports, other foreign imports and local brewers, due to the tax advantage held by the local brewer, the Medalla brand has gained significant share in the past several years. Coors Light remains the market leader in Puerto Rico with an approximate 45% market share.

Our Competitive Position

        Our malt beverages compete with numerous above-premium, premium, low-calorie, popular-priced, non-alcoholic, and imported brands. These competing brands are produced by national, regional, local, and international brewers. We compete most directly with Anheuser-Busch and SAB Miller ("SAB"). We also compete with imported craft beer brands. According to Beer Marketer's Insights estimates, we are the nation's third-largest brewer, selling approximately 11% of the total 2007 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to Anheuser-Busch's 48% share and SAB's 18% share.

        Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcoholic beverages market.

Europe Segment

        Coors Brewers Limited is the United Kingdom's second-largest beer company with unit volume sales of approximately 9.7 million U.S. barrels in 2007. CBL has an approximate 21% share of the U.K. beer market, Western Europe's second-largest market. Sales are primarily in England and Wales, with the Carling brand (a mainstream lager) representing more than three-fourths of CBL's total beer volume. The Europe segment consists of our production and sale of the CBL brands principally in the U.K., our joint venture arrangement for the production and distribution of Grolsch in the U.K. and Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our Tradeteam joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout Great Britain. Our Europe segment also manages a small volume of sales, primarily of Coors products, in Asia and other export markets.

Sales and Distribution

United Kingdom

        In the U.K., beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Unlike the U.S., where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies to the on-premise channel, where products are consumed in bars and restaurants. Approximately 30% of CBL's net sales value in 2007 was these "factored" brands. Factored brand sales are included in our net sales and cost of goods sold when ultimately sold but are not included in the reported volumes.

        Distribution activities for CBL are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet. Tradeteam also manages the transportation of malt to the CBL breweries.

        Over the past three decades, volumes have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.

On-Premise Market Channel

        The on-premise channel accounted for approximately 60% of our U.K. sales volumes in 2007. The on-premise channel is generally segregated further into two more specific categories: multiple on-premise and free on-premise. Multiple on-premise refers to those customers that own a number of pubs and restaurants and free on-premise refers to individual owner-operators of pubs and restaurants. The on-going market trend from the higher-margin free on-premise category to the lower-margin multiple on-premise category places downward pressure on the profitability of our Europe segment. In 2007, CBL sold approximately 70% and 30% of its on-premise volume to multiple and free on-premise customers, respectively. In recent years, pricing competition in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers. A smoking ban was enacted in 2007 affecting all pubs and restaurants in the U.K., which has had an unfavorable impact on beer volume sold in this channel.

        The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer in the U.K. Accordingly, CBL owns equipment used to dispense beer from kegs to consumers. This includes beer lines, cooling equipment, taps, and countermounts.

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

Off-Premise Market Channel

        The off-premise channel accounted for approximately 40% of our U.K. sales volume in 2007. The off-premise market includes sales to supermarket chains, convenience stores, liquor store chains, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on pricing.

Asia

        We continue to develop markets in Asia, which are managed by the Europe segment's management team. We have a Japanese business which is currently focused on the Zima and Coors brands. Our business in China is principally focused on the Coors Light brand. Product sold in Japan and China is contract brewed by a third party in China. The small amount of remaining Asia volume is exported from the U.S.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use high quality water, barley and hops to brew our products. During 2007, CBL produced more than 95% of its required malt using barley purchased from sources in the U.K. CBL does not anticipate significant challenges in procuring quality malt for the foreseeable future. Malt sourced externally is committed through 2008 and is produced through a toll malting agreement where CBL purchases the required barley and pays a conversion fee to the malt vendor. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the United Kingdom and on the European continent. CBL does not anticipate difficulties in accessing these products going forward although prices have risen dramatically over the past year.

        We ensure high quality water by obtaining our water from private water sources that are carefully chosen for their purity and are regularly tested to ensure their ongoing purity and to confirm that all the requirements of the U.K. private water regulations are met. Public supplies are used as back-up to the private supplies in some breweries, and these are again tested regularly to ensure their ongoing purity.

Brewing and Packaging Facilities

        We operate three breweries in the U.K. The Burton-on-Trent brewery, located in the Midlands, is the largest brewery in the United Kingdom and accounts for approximately two-thirds of CBL's production. Smaller breweries are located in Tadcaster and Alton. Product sold in Ireland is produced by contract brewers.

Packaging Materials

Kegs and casks

        We used kegs and casks for approximately 56% of our U.K. products in 2007, reflecting a high percentage of product sold on-premise. In April 2007, CBL purchased the existing keg population that had been owned and managed by a third-party service provider which was placed in receivership early in 2007. A limited number of additional kegs will be purchased every year, and there is no long-term supply commitment.

Cans

        Approximately 36% of our U.K. products were packaged in steel cans with aluminum ends in 2007. All of our cans are purchased through a supply contract with Ball.

Glass bottles

        Approximately 5% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers.

Other packaging

        The remaining 3% of our U.K. sales are shipped in bulk tanker for other brewers to package.

        Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. CBL does not foresee difficulties in accessing these or other packaging materials in the foreseeable future.

Seasonality of Business

        In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holiday periods, weather and by certain major televised sporting events. Peak selling seasons occur during the summer and during the Christmas and New Year periods. The Christmas/New Year holiday peak is most pronounced in the off-premise channel. Consequently, our largest quarters by volume are the second and fourth quarters, and the smallest are the first and third. Weather conditions can significantly impact sales volumes, as noted during 2007 when unusually cool, rainy weather in the summer months resulted in lower sales volumes.

Competitive Conditions

2007 U.K. Beer Industry Overview

        From being relatively stable between 2000 to 2003, U.K. beer consumption has since seen four years of decline. This has been driven by a number of factors, including changes in consumers' lifestyles, falling discretionary income and pressure from other drinks categories, notably wine. These factors are expected to continue to affect the beer market in the near future. In 2007, beer consumption declined by approximately 4%, with performance affected by a poor summer and the impact of smoking bans in England, Wales and Northern Ireland.

        On-premise sales fell by 6.5% in 2007, with the smoking bans accelerating the switch from on- to off-premise. A widening price differential between the on-premise (higher prices) and the off-premise (lower prices) has tended to benefit off-premise. Off-premise sales in 2007 dipped into decline, down 0.1%.

        The industry has also experienced a steady trend away from ales and towards lager. Sales of lagers accounted for 75% of the U.K. market in 2007. While lager volume has been growing, ales, including stouts, have declined during this period, and this trend has accelerated in the last few years. The top 10 beer brands now represent approximately 66% of the total market, compared to only 34% in 1995.

Our Competitive Position

        Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch, Coors Light, and C2 positions us well to take advantage of the continuing trend toward lagers. Our portfolio has been strengthened by the introduction of a range of imported and specialty beer brands, such as Sol, Zatec, Palm, and Kasteel Cru.

        Our principal competitors are Scottish & Newcastle U.K. Ltd., Inbev U.K. Ltd., and Carlsberg U.K. Ltd. We are the U.K.'s second-largest brewer, with a market share of approximately 21% (excluding factored brands sales), based on AC Nielsen information. This compares to Scottish & Newcastle U.K. Ltd.'s share of approximately 25%, Inbev U.K. Ltd.'s share of approximately 18%, and Carlsberg U.K. Ltd.'s share of approximately 12%. In 2007, CBL had a small decline in its share of the U.K. beer market.

Other Information

Global Intellectual Property

        We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating, and certain other technical operations. These patents have expiration dates through 2021. We are not reliant on royalty or other revenue from third parties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.

Inflation

        Inflation is typically a factor in the segments in which we operate and we experience inflationary trends in specific areas, such as fuel costs, which were significantly higher in 2007 when compared to prior years. Inflation in diesel fuel costs impacts the U.S. segment most significantly due to the geographic size of the U.S. market and the concentration of production at fewer facilities. The U.S. segment is also the most exposed to inflation in aluminum prices, since it packages the majority of its product in aluminum cans. Barley prices are expected to increase in 2008 as a result of lower supplies as farmers grow an increasingly large corn crop due to the demand for ethanol.

Regulation

Canada

        In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. In 2007, Canada excise taxes totaled $558 million or $68.40 per barrel sold. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

United States

        In the U.S., the beer business is regulated by federal, state, and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies as well as state and federal environmental agencies.

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes also are levied at rates that ranged in 2007 from a high of $32.10 per barrel in Alaska to a low of $0.60 per barrel in Wyoming. In 2007, U.S. excise taxes totaled $437 million or $18.04 per barrel sold.

Europe

        In the U.K., regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the United Kingdom, we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including Her Majesty's Revenue & Customs ("HMRC"); the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.

        The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2007, we incurred approximately $1.1 billion in excise taxes on gross revenues of approximately $2.6 billion, or approximately $117.49 per barrel.

Environmental Matters

Canada

        Our Canadian brewing operations are subject to provincial environmental regulations and local permit requirements. Each of our Canadian breweries, other than the St. John's brewery, has water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.

        Molson sold a chemical specialties business in 1996. The company is responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.

United States

        We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") at the Lowry Superfund site. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding then outstanding litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). The settlement requires us to pay a portion of future costs in excess of that amount.

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

        We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing, or nearby activities. There may also be other contamination of which we are currently unaware.

        From time to time, we have been notified that we are or may be a PRP under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable.

Europe

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2007 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2008.

        Environmental expenditures at each of our segments for 2007, 2006 and 2005 to evaluate and remediate such sites were not material.

Employees and Employee Relations

Canada

        We have approximately 3,000 full-time employees in our Canada segment. Approximately 63% of this total workforce is represented by trade unions. Workplace change initiatives are continuing and as a result, joint union and management steering committees established in most breweries are focusing on customer service, quality, continuous improvement, employee training, and a growing degree of employee involvement in all areas of brewery operations. We believe that relations with our Canada employees are good.

United States

        We have approximately 4,100 employees in our U.S. segment. Less than 1% of our U.S. work force is represented by unions. We believe that relations with our U.S. employees are good.

Europe

        We have approximately 2,600 employees in our Europe segment. Approximately 21% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. The agreements do not have expiration dates and negotiations are conducted annually. We believe that relations with our Europe employees are good.

(d)   Financial Information about Foreign and Domestic Operations and Export Sales

        See the Consolidated Financial Statements in Item 8 for discussion of sales, operating income, and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

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

        In addition, all of Molson Coors' directors and employees, including its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, are bound by Molson Coors' Code of Business Conduct, which complies with the requirements of the New York Stock Exchange and the SEC to ensure that the business of Molson Coors is conducted in a legal and ethical manner. The Code of Business Conduct covers all areas of professional conduct, including employment policies, conflicts of interest, fair dealing, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Molson Coors intends to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct for executive officers and directors on its website within four business days following the date of such amendment or waiver.

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

        The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations.

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

Risks Specific to Our Company

        If Pentland and the Coors Trust do not agree on a matter submitted to stockholders, generally the matter will not be approved, even if beneficial to us or favored by other stockholders.    Pentland Securities (a company controlled by Eric Molson, a related party) ("Pentland") and the Coors Trust, which together control more than two-thirds of our Class A common stock and Class A exchangeable shares, have voting trust agreements through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. In the event that these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees will be required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trusts against the matter. There is no other mechanism in the voting trust agreements to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a transaction that is subject to a stockholder vote, we would be unable to complete the transaction even if our board, management or other stockholders believe the transaction is beneficial for Molson Coors.

        Our success as an enterprise depends largely on the success of three primary products in three mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    The combination of the Molson Canadian and Coors Light brands represented more than 44% of our Canada segment's sales volume in 2007. Although we currently have 14 products in our U.S. portfolio, Coors Light represented more than 66% of our U.S. segment's sales volume for 2007. Carling lager is the best-selling brand in the United Kingdom and represented more than 78% of our European segment's sales volume in 2007. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a disproportionately large adverse impact on our business. Moreover, each of our three major markets is mature, and in each we face large competitors who have greater financial, marketing, and distribution resources and are more diverse in terms of their geographies and brand portfolios.

        Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact liquidity and results of operations.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required and/or voluntary contributions made to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceeded the value of the plans' assets. Without sustained growth in the pension investments over time to increase the value of the plans' assets and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.

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

        Our United States and Europe production is concentrated among a small number of production facilities, so we could be more vulnerable than our competitors to transportation disruptions, fuel increases and natural disasters.    In the United States and Europe, respectively, we have primary production facilities in Golden, Colorado and Burton-on-Trent, England. In both segments, our competitors are more geographically dispersed. As a result, we ship our products greater distances than some of our competitors, making us more vulnerable to fluctuations in costs such as fuel, as well as the impact of any localized natural disasters impacting these two facilities. During 2007, we brought on-line our Shenandoah brewery located in Elkton, Virginia to reduce risk in the United States segment associated with having a significant single site production facility.

        Consolidation of brewers worldwide may lead to the termination of one or more manufacturer/distribution agreements, which could have a material adverse effect on our business.    We manufacture and/or distribute products of other beverage companies, including those of one or more competitors, through various licensing, distribution or other arrangements in Canada and the United Kingdom. Beer industry consolidation may increase the competitive environment, straining our current and future relationships with our partners. The loss of one or more of these arrangements could have a material adverse effect on the results of one or more reporting segments.

        Because we will continue to face intense global competition, operating results may be unfavorably impacted.     The brewing industry is highly competitive and requires substantial human and capital resources. Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results. In addition, in some of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors has. In all of the markets in which Molson Coors operates, aggressive marketing strategies by our main competitors could adversely affect our financial results.

        We may not properly execute, or realize the anticipated $250 million of cost savings or benefits from, our ongoing strategic initiatives.    Our success is partly dependent upon properly executing and realizing cost savings or other benefits from the additional cost savings initiatives identified during 2007. These initiatives are primarily designed to make the company more efficient across the whole of the business, which is a necessity in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in a strain on the company's sales, manufacturing, logistics, customer service, or finance and accounting functions. Any of these results could have a material adverse effect on the business and financial results of the company.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. Failure to comply with these laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations.

        Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the British pound ("GBP") and the Canadian dollar ("CAD").    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and in the United Kingdom. Since our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD at current exchange rates. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. We have active hedging programs to address foreign exchange rate changes. However, to the extent that we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be adversely impacted.

        Our operations face significant commodity price change exposure which could materially and adversely affect our operating results.    We use a large volume of agricultural and other raw materials to produce our products, including barley, barley malt, hops, corn, other various starches, water, and packaging materials, including aluminum, cardboard and other paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in commodity price risks, including price risk associated with diesel fuel and aluminum, both of which are at historically high price levels, our results of operations may be adversely impacted.

        We could be adversely affected by overall declines in the beer market.    Consumer trends in some global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands, which could result in loss of volume or a deterioration of operating margins.

        The success of our business relies heavily on brand image, reputation, and product quality. Deterioration to our brand equity may have a material effect to our operations and financial results.    It is important we have the ability to maintain and increase the image and reputation of our existing products. The image and reputation of our products may be reduced in the future; concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Restoring the image and reputation of our operations may be costly; operations and financial results may be adversely impacted.

        Due to a high concentration of unionized workers in the United Kingdom and Canada, we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 63% of Molson's total workforce and approximately 21% of CBL's total workforce is represented by trade unions. Although we believe relations with our employees are good, stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market.

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

        Because of our reliance on third-party service providers for certain administrative functions, we could experience a disruption to our business.    We rely exclusively on one information services provider worldwide for our information technology functions including network, help desk, hardware, and software configuration Additionally, during the first quarter of 2008, we signed a contract with another third-party service provider to outsource a significant portion of work associated with our finance and accounting, human resources, and other information technology functions. We will begin transitioning work to our service provider in the first half of 2008, and the transition will continue through the end of the year. If one of these service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems or other administrative tasks associated with the outsourced functions.

Risks Specific to Our Discontinued Operations

        Indemnities provided to the purchaser of 83% of the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our 83% ownership interest in Kaiser to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of our 2006 agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control, and we cannot predict the outcomes of administrative and judicial proceedings that will occur with regard to these claims. It is possible that we will have to make cash outlays to FEMSA with regard to these indemnities. While the fair values of these indemnity obligations are recorded as liabilities on our balance sheet in conjunction with the sale, we could incur future statement of operations charges as facts further develop resulting in changes to our fair value estimates or changes in our assessment of probability of loss on these items. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.

Risks Specific to the Canada Segment

        We may be required to provide funding to the entity that owns the Montréal Canadiens hockey club and certain related entertainment businesses pursuant to the guarantees given to the National Hockey League ("NHL").    Pursuant to certain guarantees given to the NHL as a minority owner of the Montréal Canadiens professional hockey club (majority ownership was sold by Molson in 2001) and certain related entertainment businesses, Molson may have to provide funding to the Club (joint and severally based on our 19.9% ownership) to meet its obligations and its operating expenses if the Club cannot meet its obligations under various agreements.

Risks Specific to the U.S. Segment

        The proposed MillerCoors joint venture transaction is subject to the receipt of consents and approvals from government entities that could delay or prevent completion of the venture transaction or impose conditions on the venture, which could result in a material adverse effect on the business or financial condition of the joint venture as well as on our business and financial results.    Completion of the joint venture transaction is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, and the approval of the transaction by certain other regulatory authorities. If such regulatory clearances are not obtained, we will not be able to complete the transaction, which could have a material adverse effect on our business and financial results. In addition, a substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in the approvals could have a material adverse effect on the business and financial results of the joint venture as well as on our business and financial results.

        We may not realize the cost savings and other benefits we currently anticipate from the MillerCoors joint venture transaction due to challenges associated with integrating operations, technologies, sales, and other aspects of the operations.    The success of the joint venture transaction, if approved, will depend in part on the success of the management of the venture in integrating the operations, technologies, and personnel of MCBC's and SABMiller's respective U.S. operations following the completion of the transaction. The failure of the venture to integrate the two operations or otherwise to realize the anticipated benefits of the joint venture transaction, including the estimated annual cost savings described elsewhere in this document, could negatively impact the results of operations of the joint venture. In addition, the overall integration of MCBC and SABMiller's respective U.S. operations is complex and, accordingly, may result in unanticipated operational problems, expenses and liabilities, and diversion of management's attention.

        The challenges involved in this integration include the following:

  •
  integrating successfully each company's U.S. operations, technologies, products and services;

  •
  reducing the costs associated with each company's U.S. operations;

  •
  coordinating sales, distribution, and marketing efforts to effectively promote the products of the joint venture;

  •
  preserving distribution, marketing, or other important relationships of the U.S. operations of both MCBC and SABMiller and resolving potential conflicts that may arise;

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

        A failure to successfully upgrade certain information technology systems in early 2008 could cause disruption in our business.    During early 2008, we are upgrading certain modules of key information technology systems in the United States and the United Kingdom. A failure to successfully accomplish these upgrades could adversely affect our ability to take orders, plan and schedule production, ship products, and bill customers for shipments.

Risks Specific to the Europe Segment

        Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise channels to off-premise channels, a trend which unfavorably impacts our profitability.    In recent years, beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. A ban on smoking in pubs and restaurants across the whole of the U.K. enacted in 2007 is accelerating this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, hence these trends could adversely impact our profitability.

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could unfavorably impact pricing.    The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, and therefore continuation of this trend could impact CBL's ability to obtain favorable pricing in the on-premise channel (due to the spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers continue to move to purchasing directly more of the products that, in the past, we have provided as part of our factored business. Further consolidation could contribute to an adverse financial impact.

        We depend exclusively on one logistics provider in England, Wales, and Scotland for distribution of our CBL products.    We are a party to a joint venture with DHL ("Tradeteam"). Tradeteam handles all of the physical distribution for CBL in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.

        We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.    In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. In the event that the adverse financial impact of current trends with respect to our U.K. business continue and are worse than we anticipate, we may be required to record impairment charges. These charges could be material and could adversely impact our results of operations.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of December 30, 2007, our major facilities were:

Facility	Location	Character
Canada
Administrative Offices	Toronto, Ontario Montréal, Québec	Canada Segment Headquarters Corporate Headquarters
Brewery / packaging plants	St Johns, Newfoundland Montréal, Québec Creemore, Ontario Moncton, New Brunswick Toronto, Ontario Vancouver, British Columbia	Packaged malt beverages
Retail stores	Ontario Province(1)	Beer retail stores
Distribution warehouses	Québec Province(2) Ontario Province(3)	Distribution centers
United States
Administrative Offices	Golden, Colorado Denver, Colorado(4)	U.S. Segment Headquarters Corporate Headquarters
Brewery / packaging plants	Golden, Colorado Elkton, Virginia	Malt beverages / packaged malt beverages
Can and end plant	Golden, Colorado	Aluminum cans and ends
Bottle plant	Wheat Ridge, Colorado	Glass bottles
Distributorship locations	Meridian, Idaho(5) Glenwood Springs, Colorado Denver, Colorado	Wholesale beer distribution
Distribution warehouses	Golden, Colorado Elkton, Virginia	Distribution centers
Europe
Administrative Office	Burton-on-Trent, Staffordshire	Europe Segment Headquarters
Brewery / packaging plants	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages / packaged malt beverages
Malting / grain silos	Burton-on-Trent, Staffordshire	Malting facility
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)
Approximately 440 stores owned or leased by BRI joint venture in various locations in Ontario Province.

(2)
We own 18 warehouses and lease one additional distribution center in the Québec Province.

(3)
We have six warehouses owned or leased by our BRI joint venture and one warehouse owned by Molson in the Ontario Province.

(4)
Leased facility.

(5)
Facility under contract to be sold in March 2008.

        We believe our facilities are well maintained and suitable for their respective operations. In 2007, our operating facilities were not capacity constrained.

ITEM 3.    Legal Proceedings

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP in its filings with the U.S. Securities and Exchange Commission. The Québec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion. We expect a written decision in several months. The Company believes these lawsuits are without merit and will vigorously defend them.

        MCBC and many other brewers and distilled spirits manufacturers were sued in various courts regarding advertising practices and underage consumption. All of the suits were brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit sought, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers advanced motions for dismissal to the courts. All of the lawsuits have been dismissed with prejudice.

        We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters, for example, including the above-described advertising practices case, may arise from time to time that may harm our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        In connection with entering into the MillerCoors joint venture transaction, certain stockholders affiliated with members of the Coors and Molson families, and collectively owning a majority of the outstanding Molson Coors' Class A common and exchangeable shares, executed and delivered stockholder consents approving the transaction. However, the Company does not expect that it will need to rely on such consent in connection with the transaction and, in any event, will not need any vote or consent from any other stockholders in connection with the transaction.

PART II

ITEM 5.    Market for the Registrant's Common Equity and Issuer Purchases of Equity Securities

        Our Class B non-voting common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol "TAP." Prior to the Merger, our Class B non-voting common stock was traded on the New York Stock Exchange, under the symbol "RKY" (since March 11, 1999) and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB."

        In connection with the Merger and effective February 9, 2005, we now have Class A and Class B common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively, and on the Toronto Stock Exchange as "TAP.A" and "TAP.B," respectively. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. The approximate number of record security holders by class of stock at February 15, 2008, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	29
Class B common stock, non-voting, $0.01 par value	2,994
Class A exchangeable shares	297
Class B exchangeable shares	3,068

        The following table sets forth the high and low sales prices per share of our Class A common stock and dividends paid for each fiscal quarter of 2007 and 2006 as reported by the New York Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2007
First quarter	$48.00	$38.00	$0.16
Second quarter	$52.50	$44.50	$0.16
Third quarter	$50.15	$40.00	$0.16
Fourth quarter	$57.00	$49.40	$0.16
2006
First quarter	$35.25	$30.63	$0.16
Second quarter	$36.43	$32.85	$0.16
Third quarter	$35.56	$32.84	$0.16
Fourth quarter	$38.00	$32.75	$0.16

        The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2007 and 2006 as reported by the New York Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2007
First quarter	$47.56	$37.56	$0.16
Second quarter	$49.62	$43.57	$0.16
Third quarter	$50.77	$40.46	$0.16
Fourth quarter	$57.66	$49.45	$0.16
2006
First quarter	$35.39	$30.38	$0.16
Second quarter	$37.04	$31.72	$0.16
Third quarter	$35.95	$32.72	$0.16
Fourth quarter	$38.50	$32.13	$0.16

        The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares and dividends paid for each fiscal quarter of 2007 and 2006 as reported by the Toronto Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2007
First quarter	CAD 55.00	CAD 45.50	$0.16
Second quarter	CAD 55.00	CAD 48.25	$0.16
Third quarter	CAD 50.50	CAD 45.51	$0.16
Fourth quarter	CAD 56.61	CAD 49.50	$0.16
2006
First quarter	CAD 39.77	CAD 35.09	$0.16
Second quarter	CAD 38.95	CAD 37.25	$0.16
Third quarter	CAD 39.00	CAD 37.50	$0.16
Fourth quarter	CAD 44.50	CAD 37.82	$0.16

        The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares and dividends paid for each fiscal quarter of 2007 and 2006 as reported by the Toronto Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2007
First quarter	CAD 54.96	CAD 44.01	$0.16
Second quarter	CAD 55.01	CAD 46.15	$0.16
Third quarter	CAD 52.00	CAD 42.90	$0.16
Fourth quarter	CAD 56.50	CAD 48.12	$0.16
2006
First quarter	CAD 41.25	CAD 34.61	$0.16
Second quarter	CAD 41.65	CAD 35.50	$0.16
Third quarter	CAD 40.50	CAD 36.62	$0.16
Fourth quarter	CAD 44.68	CAD 36.26	$0.16

PERFORMANCE GRAPH

        The following graph compares Molson Coors Brewing Company's cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® and a group of peer companies which includes Molson Coors Brewing Company, Anheuser-Busch Companies, Inc., The Boston Beer Company, Inc., and Constellation Brands Inc., (collectively, the "Peer Group")(1). The graph assumes $100 was invested on December 29, 2002, (the last trading day of fiscal year 2002) in Molson Coors common stock, the Standard and Poor's 500 Index® and the Peer Group, and assumes reinvestment of all dividends.

Molson Coors Brewing Company
Comparison of Five-Year Cumulative Total Return

	At Fiscal-Year End
	2002	2003	2004	2005	2006	2007
Molson Coors(2)	$100	$95	$127	$116	$136	$188
S&P 500	$100	$127	$143	$153	$174	$185
Peer Group	$100	$111	$114	$104	$120	$131

(1)
Peer Group is the Russell 3000® Beverage Brewers Wineries Industry Index. Bloomberg's® code for this index is R3BVBW.

(2)
Adolph Coors Company and Molson Inc. merged on February 9, 2005, to form Molson Coors Brewing Company. Performance prior to the merger is for Adolph Coors Company only.

ITEM 6.    Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8, Financial Statements and Supplementary Data.

	2007(1)	2006(1)(2)	2005(1)(2)(3)	2004(1)(2)(3)	2003(1)(2)(3)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Gross sales	$8,319,673	$7,901,614	$7,417,702	$5,819,727	$5,387,220
Beer excise taxes	(2,129,081)	(2,056,629)	(1,910,796)	(1,513,911)	(1,387,107)

Net sales	6,190,592	5,844,985	5,506,906	4,305,816	4,000,113
Cost of goods sold	(3,702,921)	(3,481,081)	(3,306,949)	(2,741,694)	(2,586,783)

Gross profit	2,487,671	2,363,904	2,199,957	1,564,122	1,413,330
Marketing, general and administrative	(1,734,408)	(1,705,405)	(1,632,516)	(1,223,219)	(1,105,959)
Special items, net	(112,194)	(77,404)	(145,392)	7,522	—

Operating income	641,069	581,095	422,049	348,425	307,371
Interest expense, net	(99,875)	(126,781)	(113,603)	(53,189)	(61,950)
Debt extinguishment costs	(24,478)	—	—	—	—
Other income (expense), net	17,662	17,736	(13,245)	12,946	8,397

Income from continuing operations before income taxes	534,378	472,050	295,201	308,182	253,818
Income tax expense	(4,186)	(82,405)	(50,264)	(95,228)	(79,161)

Income from continuing operations before minority interests	530,192	389,645	244,937	212,954	174,657
Minority interests(4)	(15,318)	(16,089)	(14,491)	(16,218)	—

Income from continuing operations	514,874	373,556	230,446	196,736	174,657
Loss from discontinued operations, net of tax(5)	(17,682)	(12,525)	(91,826)	—	—
Cumulative effect of change in accounting principle, net of tax(6)	—	—	(3,676)	—	—

Net income	$497,192	$361,031	$134,944	$196,736	$174,657

Basic income (loss) per share:
Continuing operations	$2.88	$2.17	$1.45	$2.65	$2.41
Discontinued operations	(0.10)	(0.07)	(0.58)	—	—
Cumulative effect of change in accounting principle	—	—	(0.02)	—	—

Basic net income per share	$2.78	$2.10	$0.85	$2.65	$2.41

Diluted income (loss) per share:
Continuing operations	$2.84	$2.16	$1.44	$2.60	$2.39
Discontinued operations	(0.10)	(0.08)	(0.57)	—	—
Cumulative effect of change in accounting principle	—	—	(0.03)	—	—

Diluted net income per share	$2.74	$2.08	$0.84	$2.60	$2.39

Consolidated Balance Sheet data:
Cash and cash equivalents	$377,023	$182,186	$39,413	$123,013	$19,440
Working capital (deficit)	$41,237	$(341,760)	$(768,374)	$91,319	$(54,874)
Total assets	$13,451,566	$11,603,413	$11,799,265	$4,657,524	$4,444,740
Current portion of long-term debt and other short-term borrowings	$4,281	$4,441	$348,102	$38,528	$91,165
Long-term debt	$2,260,596	$2,129,845	$2,136,668	$893,678	$1,159,838
Stockholder's equity	$7,149,391	$5,817,356	$5,324,717	$1,601,166	$1,267,376
Consolidated Cash Flow data:
Cash provided by operations	$616,037	$833,244	$422,275	$499,908	$528,828
Cash used in investing activities	$(439,147)	$(294,813)	$(312,708)	$(67,448)	$(214,614)
Cash provided by (used in) financing activities	$8,435	$(401,239)	$(188,775)	$(335,664)	$(357,393)
Other information:
Barrels of beer and other beverages sold	42,051	42,143	40,431	32,703	32,735
Dividends per share of common stock	$0.64	$0.64	$0.64	$0.41	$0.41
Depreciation and amortization	$345,843	$438,354	$392,814	$265,921	$236,821
Capital expenditures and additions to intangible assets	$428,349	$446,376	$406,045	$211,530	$240,458

(1)
52-weeks reflected in 2007 and 2005 to 2003 versus 53-weeks included in 2006.

(2)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

(3)
Results prior to February 9, 2005 exclude Molson, Inc.

(4)
Minority interests in net income of consolidated entities represents the minority owners' share of income generated in 2007, 2006 and 2005 by BRI, RMBC, RMMC and Grolsch joint ventures and in 2004 by RMBC, RMMC and Grolsch joint ventures, which were consolidated for the first time in 2004 under FIN46R.

(5)
Results of operations of our former Brazil segment in 2006 and 2005, prior to the sale in January of 2006 but subsequent to the Merger in February 2005. See related Note 4 to the Consolidated Financial Statements in Item 8.

(6)
Effect of implementing FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47") in the fourth quarter of 2005.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        The following table highlights summarized components of our condensed consolidated summary of operations for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

	For the Years Ended
	December 30, 2007	% change	December 31, 2006(1)	% change	December 25, 2005(1)
	(In thousands, except percentages and per share data)
Volume in barrels	42,051	(0.2)%	42,143	4.2%	40,431
Net sales	$6,190,592	5.9%	$5,844,985	6.1%	$5,506,906
Income from continuing operations	$514,874	37.8%	$373,556	62.1%	$230,446
Diluted income per share from continuing operations	$2.84	31.5%	$2.16	50.0%	$1.44

(1)
Per share amounts have been adjusted from previously reported amounts for the effect of our 2-for-1 stock split issued in the form of a stock dividend on October 3, 2007.

        The 53rd week in our fiscal 2006 increased total company sales volume by approximately 600,000 barrels and increased reported pre-tax profit of $472.1 million by approximately $6 million.

2007 Key Financial Highlights:

        Our performance in 2007 demonstrated that our brand growth strategies and cost-reduction efforts continue to strengthen our competitive capabilities and financial performance. We achieved revenue and profit growth, despite substantial competitive and inflationary cost challenges in each of our major markets. We achieved several critical successes in 2007:

  •
  Coors Light grew (comparable) sales to retail ("STR") nearly 4% globally for the year—and more than 5% for the second half of the year.

  •
  We posted total-company net sales growth of nearly 6% in 2007, driven by brand strength, positive pricing and the benefit of favorable foreign currency.

  •
  We grew net pricing in all three of our businesses on the strength of our brands and sales team performance.

  •
  We reduced costs and improved service to our customers by closing our brewery in Edmonton, Alberta, and opening breweries in Moncton, New Brunswick, and Elkton, Virginia.

  •
  We continued to invest at a high level in our brands and sales capabilities in each of our segments.

  •
  We improved our financial foundation and reduced interest and other non-operating expenses by more than $26 million annually by refinancing one-fourth of our debt, making substantial voluntary pension contributions, and streamlining our corporate legal structure.

  •
  Our U.S business stayed focused and achieved favorable STRs and market-share growth from each of our four largest brands. Our U.S. portfolio also showed broad geographic strength by growing STRs in all major channels and in 45 out of 50 states.

  •
  We grew market share in the U.S. in 2007.

  •
  Our Canadian business gained market share on a full-year basis for the first time in six years and for only the second time in 17 years, driven by Coors Light and our other strategic brands. At the same time, we continued to strategically increase net pricing in a highly competitive market, based on the growing strength of our brands.

  •
  An important achievement for future growth was the Canada team's success in securing each of our major partner brands in Canada for the long term. These include the three largest import brands in Canada: Corona, Heineken and Miller Genuine Draft.

Synergies and other cost savings initiatives

        First, we exceeded our three-year $175 million merger synergies target and wrapped up this program with $180 million of savings delivered, including an incremental $5 million of merger-related synergies in 2007. Second, we are already ahead of schedule on our three-year, $250 million Resources for Growth cost reduction initiatives. We achieved $91 million of savings during 2007, the first year of the program, which is $25 million more than the initial 2007 target. We exceeded our first-year cost target by more than 37% by accelerating a number of our cost reduction programs, particularly in our North American supply chain. Combining both cost reduction programs, we captured $146 million in total 2007 savings.

Components of our Statement of Operations

        Net sales—Our net sales represent almost exclusively the sale of beer and other malt beverages, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain "factored" brands, as a distributor, to on-premise customers in the United Kingdom (Europe segment).

        Cost of goods sold—Our cost of goods sold include costs we incur to make and ship beer. These costs include brewing materials, such as barley, in the United States and United Kingdom where we manufacture the majority of our own malt. In Canada, we purchase malt from third parties. Hops and various grains are other key brewing materials purchased by all of our segments. Packaging materials, including costs for glass bottles, aluminum and steel cans, and cardboard and paperboard are also included in our cost of goods sold. Our cost of goods sold also include both direct and indirect labor, freight costs, utilities, maintenance costs, and other manufacturing overheads, as well as the cost of "factored" brands.

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

        Special Items—These are unique, infrequent and unusual items which affect our statement of operations, and are discussed in each segment's Results of Operations discussion.

        Interest expense, net—Interest costs associated with borrowings to finance our operations are classified here. Interest income in the Europe segment is associated with trade loans receivable from customers.

        Debt extinguishment costs—The costs are associated with payments to settle the notes at fair value given interest rates at the time of extinguishment, incentive payments to note holders for early tendering of the notes, and a write-off of the proportionate amount of unamortized discount and issuance fees associated with the extinguished debt.

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

Depreciation

        We realized a 6% decrease related to depreciation and amortization expense of assets in 2007 versus 2006 excluding special items, due to the net effect of five factors:

  •
  Substantial existing assets became fully depreciated, so expense related to these assets was significantly lower in 2007 than 2006.

  •
  Adding packaging capacity in our Toronto and Virginia facilities during 2006 and brewing capacity in our Virginia facility in the first half of 2007.

  •
  We evaluated the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage. The lengthening of certain depreciable asset lives as a result of this evaluation resulted in a reduction of our consolidated depreciation expense for the full year 2007.

  •
  Installing cold dispense units in pubs and restaurants in the U.K. resulted in a year over year increase.

  •
  Purchase of the keg population in the U.K. increased depreciation in the Europe segment.

        Depreciation and amortization expense increased approximately 4% from 2005 to 2006 excluding special items.

Income Taxes

        Our full year effective tax rate was approximately 1% in 2007 and 17% in both 2006 and 2005. Our 2007 and 2006 effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following: lower effective income tax rates applicable to our Canadian and U.K. businesses, and one time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes. Our 2005 effective tax rate was lower than the federal statutory rate of 35% primarily due to lower income tax rates applicable to our Canadian and U.K. businesses and a one time benefit resulting from the reversal of a previously recognized deferred tax liability due to our election to treat our portion of all foreign subsidiary earnings through December 25, 2005, as permanently reinvested under the accounting guidance of APB 23 "Accounting for Income Taxes—Special Areas" and SFAS 109 "Accounting for Income Taxes."

Discontinued Operations

        The Company's former Brazil business, Kaiser, which was acquired as part of the Merger, is reported as a discontinued operation due to the sale of a 83% controlling interest in the business in 2006. See Note 4 to the Consolidated Financial Statements in Item 8.

        The loss from discontinued operations of $17.7 million for the year ended 2007 is composed of the following components:

  •
  A net loss of $20.4 million associated with adjustments to the indemnity liabilities due to changes in estimates, foreign exchange losses, and accretion expense on discounted amounts.

  •
  A gain of $2.7 million due to an income tax adjustment related to the sale of Kaiser.

        The loss from discontinued operations of $12.5 million for the year ended 2006 is composed of the following components:

  •
  Losses generated by Kaiser prior to the sale of $2.3 million.

  •
  A loss on the 2006 sale of the business of $7.2 million.

  •
  Unfavorable adjustments to indemnity liabilities due to foreign exchange fluctuations and changes in estimates of $3.0 million.

        During 2005, Kaiser generated pre-tax losses of $91.8 million, due to operating losses and special charges associated with increasing reserves for contingent liabilities.

        In conjunction with this transaction, the purchaser (FEMSA) assumed $63 million of financial debt and assumed contingent liabilities of approximately $260 million, related primarily to tax claims, subject to our indemnification. We have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims, due to certain indemnities provided to FEMSA pursuant to the sales and purchase agreement. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on Kaiser's financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at December 30, 2007, of $155.0 million. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, there could be significant adjustments in the future.

Cumulative Effect of Change in Accounting Principle

        Molson Coors has adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47) under which companies must recognize potential long-term liabilities related to the eventual retirement of assets. As a result of adopting FIN 47, we recorded a cumulative non-cash expense of $3.7 million, after tax, in the 2005 fourth quarter, reported as Cumulative Effect of Change in Accounting Principle in the Company's statement of operations. These liabilities represent accumulated remediation and restoration costs expected to be incurred up to 30 years in the future for anticipated asset retirements. Costs related to FIN 47 were not significant in 2007 or 2006. We do not expect FIN 47-related expense to have a significant impact on our on-going annual operating results.

Results of Operations

Canada Segment

        Our Canada segment consists primarily of Molson's beer business including the production and sale of the Molson brands, Coors Light and other licensed brands, principally in Canada. The Canada segment also includes our joint venture arrangements related to the distribution of beer in Ontario, Brewers Retail, Inc. ("BRI") (consolidated under FIN 46R), and in the Western provinces, Brewers' Distributor Ltd. ("BDL").

        Before the Merger in February 2005, the Canada segment consisted of Coors Brewing Company's 50.1% interest in the Coors Canada Partnership ("CCP"), through which the Coors Light business in Canada was conducted. CCP contracted with Molson for the brewing, distribution and the sale of Coors Light products, while CCP managed all marketing activities in Canada. In connection with the Merger, CCP was dissolved into the Canadian business. Coors accounted for its interest in CCP using the equity method of accounting.

        The following represents the Canada segment's historical and pro forma results:

	Fiscal year ended
	December 30, 2007(1) (Actual)	% change	December 31, 2006(1) (Actual)	% change	December 25, 2005(1)(3) (Actual)	% change	December 25, 2005(4) (Pro forma)
	(In thousands, except percentages)
Volume in barrels(2)	8,153	(1.6)%	8,282	11.1%	7,457	1.6%	8,148

Net sales	$1,913,175	6.7%	$1,793,608	17.4%	$1,527,306	10.2%	$1,627,721
Cost of goods sold	(984,973)	11.5%	(883,649)	11.7%	(790,859)	8.0%	(818,297)

Gross profit	928,202	2.0%	909,959	23.6%	736,447	12.4%	809,424
Marketing, general and administrative expenses	(447,630)	1.8%	(439,920)	16.5%	(377,545)	3.4%	(425,468)
Special items, net	(75,159)	N/M	—	N/M	(5,161)	N/M	(5,161)

Operating income	405,413	(13.7)%	470,039	32.9%	353,741	24.1%	378,795
Other income (expense), net	21,526	N/M	13,228	N/M	(2,183)	N/M	(1,490)

Earnings before income taxes	$426,939	(11.7)%	$483,267	37.5%	$351,558	28.1%	$377,305

N/M = Not meaningful

(1)
52-weeks reflected in 2007 and 2005 versus 53-weeks included in 2006(4).

(2)
Volumes represent net sales of MCBC owned brands and partner brands.

(3)
Molson's results are included in the Canada segment results for the 2007, 2006 and 2005 years ended, beginning at the date of the Merger, February 9, 2005.

(4)
Represents the Canada segment's pro forma results, as if the Merger had occurred on December 27, 2004, the first day of Coors' 2005 fiscal year.

Foreign currency impact on results

        Our Canada segment (as stated in USD) benefited from a 7% year-over-year increase in the value of the CAD against the USD in 2007 versus 2006. Similarly, the Canada segment benefited from a 6% year-over-year increase in the value of CAD against USD in 2006 versus 2005.

Volume and net sales

        For the 52 weeks ended December 30, 2007, sales volume in Canada decreased by 1.6% to 8.2 million barrels versus prior year volume of 8.3 million barrels for the 53 weeks ended December 31, 2006. The 53rd week in 2006 delivered approximately 130,000 barrels, accounting for all of the year-over-year decrease. In addition, our Foster's U.S. production contract was terminated early in the fourth quarter 2007, driving a further sales volume reduction in the current fiscal year. Excluding the impact of the 53rd week in 2006 and the volume reductions attributable to Foster's and other exported volume, comparable sales volume in Canada increased by approximately 1.5% or 110,000 barrels.

        Our Canada STRs for 2007 increased 1.0% versus the prior calendar year driven by mid-single-digit growth of our Molson strategic brands, lead by Coors Light, which experienced high single-digit growth compared to the prior year. In addition, the Rickard's, Creemore and Carling brands, and our partner import brands, all grew at double-digit rates on a full year basis. These increases were partially offset by declines in non-strategic brands and other premium brands.

        Canada industry volumes grew an estimated 0.9% in 2007 compared to the prior calendar year. As a result, Molson experienced a slight market share increase on a full year basis, fueled by share growth over the key summer selling period and the strength of our strategic brands. This represents the first time Molson has achieved share growth in the past six years.

        On a full year basis, 2007 net sales revenue grew $119.6 million or 6.7% versus prior year with approximately 2% growth in local currency on a per barrel basis.

        For the full year, net sales revenue was $234.66 per barrel, an increase of 8.4% over 2006 net sales revenue of $216.57 per barrel. An approximate 7% appreciation in the value of CAD against USD during the year increased net sales revenue by approximately $114 million or $14.00 per barrel. Net pricing contributed half of the remaining increase with the year over year impact of modest general price increases being partially offset by increased price discounting in Québec and Ontario during the past year. Improved sales mix from increased import sales, which are at higher than average retail prices, and decreased export sales, which are at lower than average retail prices, accounted for the remaining net increase. The decrease in export sales can be attributed to the termination of our Foster's US production contract in the fourth quarter of 2007.

        For the 53 weeks ended December 31, 2006, sales volume in Canada increased by 11.1% to 8.3 million barrels versus prior year volume of 7.5 million barrels for the fiscal period beginning February 9, 2005 and ended December 25, 2005. On a pro forma basis, sales volume increased 1.6% to 8.3 million barrels versus 2005 pro forma volume of 8.1 million. The 53rd week in 2006 accounted for approximately 130,000 barrels, providing the year-over-year increase.

        On a pro forma basis, Molson strategic brands grew at mid-single-digit rates in 2006, lead by Coors Light, Rickard's and our partner import brands, all of which grew at double-digit rates on a full year basis. These increases were partially offset by declines in non-strategic brands and other premium brands, reductions in contract packaging of non-owned brands for export shipment and the discontinuation of Molson Kick and A Marca Bavaria.

        For the year ended December 31, 2006, net sales revenue was $216.57 per barrel, an increase of 8.4% over comparable 2005 net sales revenue of $199.77 per barrel. An approximate 6% appreciation in the value of CAD against USD during the year increased net sales revenue by approximately $115 million. The remainder of the increase was driven by the year over year impact of modest general price increases and improved sales mix from increased import sales, which were at higher than average retail prices. These improvements were partially offset by increased price discounting during the year, predominantly in Ontario and Québec.

Cost of goods sold and gross profit

        Cost of goods sold increased $101.3 million, or 11.5%, in 2007 versus prior year with approximately 7% growth in local currency on a per barrel basis.

        For the full year, cost of goods sold on a per barrel basis was $120.81 per barrel, an increase of 13.2% over 2006 cost of goods sold of $106.70 per barrel. After adjusting for the approximate 7% appreciation in the value of CAD against USD, cost of goods sold increased by slightly less than 7% in

2007 in local currency. Inflationary cost increases across nearly all inputs drove approximately 3% of the increase in cost of goods sold per barrel, but was completely offset by the implementation of synergies and other cost savings initiatives in the year. The impacts of increased import sales, lower export sales due to the Foster's contract termination and non-cash adjustments in both the current and prior years of certain foreign currency positions to their market values account for the increase in cost of goods sold per barrel.

        Cost of goods sold increased 8.0% to $883.6 million for the year ended December 31, 2006, from $818.3 million in the same period for 2005 on a pro forma basis. For the same period, in local currency, cost of goods sold per barrel in Canada decreased approximately 1% as inflationary and other cost increases were completely offset by the implementation of synergies and other cost savings initiatives, lower input costs related to favorable foreign currency, and lower employee-related expenses.

Marketing, general and administrative expenses

        For the full year, marketing, general and administrative expenses were $447.6 million, an increase of $7.7 million or 1.8% from 2006. In local currency, total marketing, general and administrative expenses decreased by 4% driven by lower G&A costs through reduced intangible amortization expense and a focus on more efficient general and administrative spending, including lower employee costs and other cost savings. In addition, 2006 included certain nonrecurring costs including contract costs incurred to achieve longer term information technology synergies, and additional costs associated with the additional week in 2006 results. Promotional spending and brand investments were relatively flat in 2007 compared to the prior year.

        Marketing, general and administrative expenses increased $62.4 million for 2006. This was an increase of $14.5 million or 3.4% on a comparable, pro forma basis. In local currency, total marketing, general and administrative expenses decreased by approximately 3.5% due to lower promotional spending and brand investments in 2006, due in part to the initial promotional launch of Molson Kick and A Marca Bavaria in 2005, and partly to offset price discounting. These costs were partially offset by higher employee expenses and one-time costs in 2006.

Special items, net

        The Canada segment recognized $75.2 million of special items expense during 2007. The special items represent $46.5 million relating to the Edmonton brewery closure, in which significant charges included a $31.9 million impairment charge on the carrying value of the fixed assets and an additional $14.6 million charge for severance and other costs associated with closing the brewery. Current plans are to demolish the building and sell the land, which has a carrying value of $10.1 million at December 30, 2007. Other charges include $24.1 million relating to the Foster's intangible asset impairment and $4.5 million relating to employee termination costs associated with production and sales, general and administrative functions. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion.

        There were no special items in 2006. Special items of $5.2 million in 2005 were attributable primarily to restructuring the sales and marketing organizations in Canada.

Other (expense) income, net

        Other income in 2007 was $8.3 million higher than the prior year largely due to a gain on the sale of our equity investment in the House of Blues Canada which resulted in an approximate $16.7 million benefit in the year. This was partially offset by the non-recurrence of the approximate $9.0 million gain in 2006 from the reduction of guarantee liabilities related to our investment in the Montreal Canadiens hockey club in the prior year (see next paragraph).

        In 2006, other income increased $15.4 million over the prior year on a pro forma basis which primarily represents equity earnings and amortization expense related to the Montréal Canadiens hockey club ("the Club"), which improved over the prior year. During the year, the entities which control and own a majority of the Club purchased the preferred shares in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club's debt financing, resulting in an approximate $9.0 million income benefit associated with the reduction in the exposure attributable to such guarantees.

        Other expense in 2005 represents the equity losses in the Montréal Canadiens Hockey Club.

United States Segment

        The United States segment produces, markets, and sells the Coors and Molson portfolios of brands in the United States and its territories and includes the results of the Rocky Mountain Metal Corporation ("RMMC") and Rocky Mountain Bottle Corporation ("RMBC") joint ventures consolidated under FIN 46R. The U.S. segment also includes Coors brand volume that is sold in Mexico and the Caribbean.

	Fiscal year ended
	December 30, 2007(1)	% change	December 31, 2006(1)	% change	December 25, 2005(1)
	(In thousands, except percentages)
Volume in barrels(2)	24,247	3.3%	23,471	3.6%	22,645

Net sales	$2,764,976	5.5%	$2,619,879	5.9%	$2,474,956
Cost of goods sold	(1,715,058)	4.2%	(1,645,598)	7.9%	(1,525,060)

Gross profit	1,049,918	7.8%	974,281	2.6%	949,896
Marketing, general and administrative expenses	(754,738)	1.3%	(744,795)	0.7%	(739,315)
Special items, net	(9,492)	N/M	(73,652)	N/M	(68,081)

Operating income	285,688	83.3%	155,834	9.4%	142,500
Other income (expense), net	148	N/M	3,238	N/M	(457)

Earnings before income taxes	$285,836	79.7%	$159,072	12.0%	$142,043

N/M = Not meaningful

(1)
52-weeks reflected in 2007 and 2005 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of owned brands.

Volume and net sales

        Sales volume to wholesalers grew 3.3% in 2007 compared to 2006, due to strong STR growth, partially offset by a difference in the timing of our fiscal calendar. Our 50-states U.S. distributors' STRs increased 4.6% and we continued to grow market share throughout 2007. This sales increase was driven by mid-single-digit growth for Coors Light, along with mid-double-digit growth of Blue Moon and low-double-digit growth of Keystone Light. Also Coors Banquet grew at a mid-single-digit rate on a year-over-year basis, benefiting from redesigned packaging and advertising. In addition, our brand portfolio showed broad growth in 45 states out of 50 states in all major channels in 2007. This continued volume momentum was driven by building our brand equities, through our Coors Light "Rocky Mountain Cold Refreshment" positioning, as well as focused alignment with our distributor network and improving our effectiveness with chain retail accounts.

        Net sales per barrel increased 2.2% in 2007 due to higher base pricing and reduced discounting compared to the level of price promotion activity we experienced during 2006 and 2005.

        Sales volume to wholesalers grew 3.6% in 2006 compared to 2005. Without the 53rd week in 2006, volume growth would have been approximately 2.2%. The growth was driven by volume increases in the Coors Light, Keystone Light and Blue Moon brands, and the addition of Molson brands sold in the United States. Net sales per barrel increased 2.1% from 2005 to 2006 as a result of favorable pricing.

Cost of goods sold

        Cost of goods sold increased marginally to $70.73 per barrel in 2007 versus $70.11 per barrel in 2006. The net increase in cost of goods sold was driven by an increase in commodity, transportation and packaging costs, more than 60% offset by our merger synergies and other operations cost-reduction initiatives.

        Cost of goods sold increased by 4.1% to $70.11 per barrel in 2006 from $67.35 per barrel in 2005. The increase in cost of goods sold per barrel was driven by higher freight, diesel fuel, packaging materials, and utilities costs. Inflation alone would have accounted for an increase of approximately 5% in cost of goods per barrel. However, these unfavorable factors were partially offset by favorable cost trends from supply chain cost management, labor productivity and merger synergies.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased by $9.9 million, or 1.3%, in 2007 versus 2006. Marketing investments decreased at a low-single-digit rate, while general and administrative expenses grew at a mid-single digit rate due to higher employee incentive programs.

        Marketing, general and administrative expenses increased by $5.5 million, or 0.7%, in 2006 versus 2005. Our stock-based long-term incentive program primarily drove the year-over-year increase, along with modest increases in our advertising and sales expenses. The total increase was partially offset by reductions of certain overhead and personnel-related costs.

Special items, net

        We recognized $9.5 million of special charges in 2007 compared to $73.7 million of net special charges in 2006. In 2007, the special charges were related to employee retention costs in anticipation of the proposed MillerCoors joint venture and a newly initiated program focused on long term labor savings across the supply chain areas. Special items, net, in the U.S. segment in 2006 were associated primarily with the closure and sale of the Memphis brewery, completed in the third quarter of 2006. In 2006, we recorded approximately $60 million in accelerated depreciation on brewery assets and impairments of fixed assets, reflecting their sales value, $12.5 million for accruals of severance and other costs associated with the plant closure, and a $3.1 million increase in the estimate of costs to withdraw from a multi-employer pension plan benefiting former Memphis workers. Memphis-related accelerated depreciation was higher in 2006 than in 2005 due to a lower sales price for the Memphis plant than our original estimate in 2005.

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

        Special items in the U.S. segment in 2005 were associated primarily with the planned closure of the Memphis brewery in 2006. We recorded $33.3 million in accelerated depreciation on brewery assets,

$3.2 million in direct impairments of assets, $1.7 million for accruals of severance and associated benefits, and $25.0 million representing an estimate of costs to withdraw from a multi-employer pension plan for Memphis workers. We recorded an additional $4.9 million of restructuring charges associated with restructuring brewery operations in Golden, Colorado.

Other income (expense), net

        Other income was lower in 2007 versus 2006 primarily due to the recognition of a portion of a previously deferred gain on the sale of real estate. This amount was recognized in the second quarter of 2006 upon the satisfaction of certain conditions pertaining to the sale contract.

        Other income was higher in 2006 versus 2005 primarily due to the recognition of a portion of a previously deferred gain on the sale of real estate discussed above.

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

	Fiscal year ended
	December 30, 2007(1)	% change	December 31, 2006(1)	% change	December 25, 2005(1)
	(In thousands, except percentages)
Volume in barrels(2)	9,652	(7.1)%	10,390	0.6%	10,329

Net sales	$1,506,945	5.7%	$1,426,337	(5.0)%	$1,501,299
Cost of goods sold	(1,000,445)	5.4%	(949,513)	(4.1)%	(989,740)

Gross profit	506,500	6.2%	476,824	(6.8)%	511,559
Marketing, general and administrative expenses	(421,557)	5.3%	(400,469)	(6.9)%	(429,973)
Special items, net	(14,104)	N/M	(9,034)	N/M	(13,841)

Operating income	70,839	5.2%	67,321	(0.6)%	67,745
Interest income(3)	11,459	(2.0)%	11,687	(9.9)%	12,978
Other (expense) income, net	(174)	N/M	4,824	N/M	(14,174)

Earnings before income taxes	$82,124	(2.0)%	$83,832	26.0%	$66,549

N/M = Not meaningful

(1)
52-weeks reflected in 2007 and 2005 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(3)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        Our Europe segment results were positively affected by an 8% year-over-year increase in the value of the British Pound Sterling (GBP or £) against the USD in 2007. In 2006, the GBP strengthened versus the USD resulting in a 1% appreciation impact to USD earnings before income taxes.

Volume and net sales

        Our Europe segment owned-brand volumes decreased 7.1% on a reported 52 week versus 53 week basis. After excluding the 53rd week, volume decreased 5.8% due to an extended period of unusually rainy and cool weather conditions throughout the summer in 2007, and the impact of the enacted smoking bans on the U.K. on-premise channel beer market in the second half of 2007.

        For the year ended 2006, beer volume in our on-premise business, which represented approximately two-thirds of our Europe volume and an even greater proportion of our margin, declined by slightly more than 2% compared to 2005. This compared to an overall industry on-premise channel decline of 4.3% yielding a small market share gain for CBL. Our off-premise volume for 2006 increased by approximately 2% over 2005, with Carling accounting for most of the gain. We experienced a small off-premise market share decline in 2006.

        As in 2006, in addition to the volume trends mentioned above, in 2005 we experienced unfavorable pricing in both the on-premise and the off-premise channels, as well as a decrease in the sales value of factored brands. These reductions were further compounded by unfavorable channel and brand mix.

        Our Europe segment net revenue per barrel in local currency increased by 5% in 2007, with approximately 3% of this change related to non-owned factored brands that we deliver to retail. In particular, we acquired the Cameron's on-premise distribution business early in the third quarter. The addition of this business will raise our Europe net sales per barrel and cost of goods per barrel several percentage points for the next year, due to a step-up in our factored brand sales. U.K. owned-brand net revenue per barrel in local currency increased nearly 3% in the year, due mainly to improved pricing predominantly in the on-premise channel.

        Net sales for the Europe segment decreased 5% in 2006, while volume increased 0.6% from 2005. The 53rd week in 2006 contributed approximately 140,000 barrels of sales volume, providing the year-over-year increase. Net sales in local currency decreased by approximately 6.5%. The 52 week volume decline was driven by premium lagers, flavored alcohol beverages and ales. This decline was partially offset by growth of the Carling brand. CBL's overall volume increase for 2006 year drove a slight market share increase for the company versus an overall industry decline in 2005.

Cost of goods sold

        Cost of goods sold per barrel in local currency increased by 5% in the year, with approximately 4% of this change related to factored brand sales, including Cameron's. Cost of goods sold for our U.K. owned brands increased about 1% per barrel in local currency, driven by input cost inflation and the impact of spreading the fixed costs over lower sales volume, partly offset by cost savings.

        Cost of goods sold per barrel in local currency decreased approximately 6% in 2006 versus 2005. The change to net reporting for certain factored brand sales accounted for approximately $46 million of the decrease in the year to date cost of goods sold. The remaining decrease was driven by cost savings from our supply chain restructuring initiatives begun in 2005 and lower distribution costs, partly offset by increased energy costs.

Marketing, general and administrative expenses

        Europe marketing, general and administrative expenses in the U.K. decreased approximately 3% in local currency. Marketing spending increased 2% due to the continued roll-out of our new advertising campaigns for Carling, C2, and re-launching Coors Light. General and administrative costs decreased 6% compared to 2006 due to cost reduction programs.

        In 2006, Europe marketing, general and administrative expenses decreased 6.9%, and 7.4%, respectively on a per barrel basis versus 2005. This decrease was primarily the result of cost reduction initiatives we announced and began implementing during 2005 and rigorous cost control throughout the year.

Special items, net

        We recognized $14.1 million and $9.0 million of special charges in 2007 and 2006, respectively. The 2007 items were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts and an increased pension liability in recognition of our existing pension benefit in accordance with U.K. law. The 2006 items were also a result of charges recognized as part of restructuring the supply chain operation and back office organization, combined with costs incurred in closing our sales operation in Russia, partly offset by the pension curtailment gain. See Note 8 to the Consolidated Financial Statements in Item 8 for further discussion.

Other (expense) income, net

        We incurred net other expense of $0.2 million in 2007 as compared to a net other income of $4.8 million for the prior year. The decrease noted is due to a non-recurring gain recognized on a sale of a surplus property in 2006, partly offset by improved year-over-year profit performance by our distribution joint venture, Tradeteam.

        Other income of $4.8 million in 2006 represented a $19.0 million improvement over 2005, driven by improved Tradeteam profitability, our joint venture partner for the distribution of product, profits on the sale of surplus real estate, and lower non-operating leasehold expenses.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income decreased by 2.0% and 9.9% in 2007 and 2006, respectively, as a result of lower loan balances versus the prior years.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance, and risk management.

	Fiscal year ended
	December 30, 2007(1)	% change	December 31, 2006(1)(3)	% change	December 25, 2005(1)(3)
	(In thousands, except percentages)
Net sales(2)	$5,496	6.5%	$5,161	54.3%	$3,345
Cost of goods sold	(2,445)	5.3%	(2,321)	79.9%	(1,290)

Gross profit	3,051	7.4%	2,840	38.2%	2,055
Marketing, general and administrative expenses	(110,483)	(8.1)%	(120,221)	40.3%	(85,683)
Special items, net	(13,439)	N/M	5,282	N/M	(58,309)

Operating loss	(120,871)	7.8%	(112,099)	(21.0)%	(141,937)
Interest expense, net	(111,334)	(19.6)%	(138,468)	9.4%	(126,581)
Debt extinguishment costs	(24,478)	N/M	—	N/M	—
Other (expense) income, net	(3,838)	N/M	(3,554)	N/M	3,569

Loss before income taxes	$(260,521)	2.5%	$(254,121)	(4.1)%	$(264,949)

N/M = Not meaningful

(1)
52-weeks reflected in 2007 and 2005 versus 53-weeks included in 2006.

(2)
The amounts shown are reflective of revenues and costs associated with the Company's intellectual property, including trademarks and brands.

(3)
Special items in 2006 and 2005 consist of change in control benefits (expenses) incurred as a consequence of the Merger.

Marketing, general and administrative expenses

        Corporate marketing, general and administrative expenses in 2007 were $110.5 million, down $9.7 million from 2006. This decrease was largely attributed to transfers of allocable costs to the operating segments from the corporate center, lower legal fees and reduced severance fees partially offset by increased incentive pay resulting from improved operating performance over prior year.

        Marketing, general and administrative expenses were higher in 2006 versus 2005, primarily due to increased incentive pay, split equally between our stock-based long term incentive plan, including the effect of adopting FAS123R accounting treatment for expensing equity-based compensation, and higher incentive pay resulting from improved profit and cash performance. Additionally, increased costs resulted from the full ramp up of new and ongoing costs to build strong corporate center capabilities, which include Sarbanes-Oxley compliance, corporate governance, finance, legal, commercial development, and human resources, and the transfer of global costs from operating segments to the Corporate center.

Special items, net

        The $13.4 million of special items in 2007 were a result of costs incurred associated with the proposed MillerCoors joint venture, and consist primarily of outside professional services. The special benefit of $5.3 million for 2006 was a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. We did not recognize a charge related to the floor provided on the exercise price of the stock options as the stock price exceeded the floor price in 2007. See Note 8 to the Consolidated Financial Statements in Item 8.

Interest expense, net

        Corporate net interest expense totaled $111.3 million for 2007, $27.1 million lower than the prior year. The decrease was primarily a result of lower average net debt levels outstanding. We also recognized a $24.5 million charge as a result of the debt extinguishment costs during 2007. See Note 13 to the Consolidated Financial Statements in Item 8.

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

Other income (expense), net

        Other expense, net in 2007 increased from 2006 due to greater foreign currency exchange losses throughout the current year. 2006 includes primarily foreign exchange losses, while the other income, net in 2005 includes primarily foreign exchange gains.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of December 30, 2007 and December 31, 2006, we had working capital of $41.2 million and a working capital deficit of $341.8 million, respectively. We commonly operate at a low level of working capital or working capital deficits given the relatively quick turnover of our receivables and inventory. Our higher net working capital at December 30, 2007 was due to higher balances associated with cash, accounts receivable, inventories, and lower balances for accounts payable and other accrued expenses. We had total cash of $377.0 million at December 30, 2007, compared to $182.2 million at December 31, 2006. Long-term debt was $2,260.6 million and $2,129.8 million at December 30, 2007, and December 31, 2006, respectively. Debt as of the end of 2007 consists primarily of bonds with longer-term maturities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages or any of the other factors we describe in Item 1A. "Risk Factors."

Operating Activities

        Net cash provided by operating activities of $616.0 million for the 52 weeks ended December 30, 2007, was lower by $217.2 million from the 53-week period ending December 31, 2006. Net income was higher by $136.2 million in 2007 versus 2006, the reasons for which are discussed in detail in the Results of Operations discussion in this section. However, various non-cash components of net income resulted in a lower amount of our expenses in 2007 versus 2006 by $135.4 million. Therefore, net income adjusted for its various non-cash components was effectively flat year over year. These non-cash components consisted of depreciation and amortization (lower in 2007 by $92.5 million), amortization of debt costs, share-based compensation and related tax benefits, gains and losses on sales of assets, impairment losses on long-lived assets, and deferred taxes. The lower operating cash flows in 2007 were therefore due primarily to cash movements associated with working capital and other assets and liabilities. Specifically, collections on accounts receivable were lower in 2007 due primarily to lower collections in the U.K., where the 53-week year in 2006 resulted in an extra week of collections in that year. Cash paid for inventories was higher in 2007 as our Canada segment increased finished goods and packaging materials inventories in anticipation of an expansion of business in western Canada as a result of a new joint venture agreement with Modelo. Cash outflows associated with accrued expenses and other liabilities were greater in 2007 versus 2006 due to higher defined benefit pension contributions of $47.6 million, a one-time payment to a non-employer pension plan associated with our former Memphis, Tennessee, brewery of $27.6 million, and higher cash taxes of $39.2 million. Offsetting these items was lower cash paid for interest of $28.1 million.

        We expect that 2008 operating cash flows will be higher than those realized in 2007. However, integration efforts associated with the proposed MillerCoors joint venture could result in unanticipated costs in 2008.

        Our net cash provided by operating activities in 2006 was $833.2 million, an increase of $411.0 million from 2005. Net income was higher by $226.1 million in 2006 versus 2005. However, much of the improvement from 2005 to 2006 was due to a number of unfavorable items in 2005. First, cash paid for income taxes was lower by $162.7 million during 2006 versus 2005. Second, in early 2005 we made a $138.0 million Canadian tax payment triggered by the Merger, a one-time liquidity event that was not repeated in 2006. Third, our pension funding in 2006 was lower by $55.1 million primarily due to a special voluntary funding to the U.S. plan in 2005. Finally, we paid out $21.0 million for Merger-related costs and severance payments to officers under change in control and severance agreements of $24.0 million in 2005.

Investing Activities

        Net cash used in investing activities of $439.1 million for the year ended December 30, 2007 was higher by $144.3 million compared to 2006. The primary reason for the variance between years was lower cash inflows associated with sales of assets and businesses. In 2007, these proceeds totaled approximately $38.1 million, with the largest proceeds associated with the sale of our investment in the House of Blues Canada business, which resulted in $30.0 million of proceeds. However, in 2006, we collected $145.1 million of proceeds, specifically, we collected $79.5 million from the sale of the Kaiser business in Brazil, $36.5 million from the sale of our preferred equity interests in the Montreal Canadiens hockey club, and $29.1 million from various other sales. In 2007, we spent $26.7 million to acquire an on-premise distribution business in the U.K., while we had no business acquisitions in 2006, and invested $22.8 million in short-term investments, versus no such investments in 2006. Partially offsetting these items in 2007 versus 2006, additions to properties and intangible assets were lower by $18.0 million due primarily to higher capital additions in 2006 associated with the build-out of the Shenandoah brewery in the U.S., offset by CBL's large purchase of kegs in April 2007 of $90.0 million.

        Net cash used in investing activities of $294.8 million for the year ended December 31, 2006, was lower by $17.9 million compared to the same period in 2005. Additions to properties were higher in 2006 by $40.3 million as compared to 2005, due primarily to spending in Canada and the U.S. related to the build-out of the Moncton, New Brunswick, and Elkton, Virginia, breweries. In 2006, we recognized proceeds of $83.7 million on the sale of the Kaiser business in Brazil, partially offset by $4.2 million of transaction costs. Proceeds from sales of properties and intangible assets were lower by $13.3 million year over year. 2005 proceeds included a significant collection of a note related to a 2004 sale of property in the U.K. causing proceeds to exceed 2006 levels, which included the sale of the Memphis plant in the U.S. and various real estate sales in the U.K. On June 30, 2006, as part of a general refinancing of the Montréal Canadiens Hockey team (the Club), Molson sold its preferred equity interest in the Montréal Canadiens hockey club to entities which control and own a majority interest in the Club. Total proceeds coincident with the transaction were CAD $41.6 million (USD $36.5 million). We retain a 19.9% common equity interest in the Club as well as board representation.

The transaction structure is consistent with our long-term commitment to the Club and its success, and helps to ensure the Club's long-term presence in Montréal.

Financing Activities

        Our debt position significantly affects our financing activity. See Note 13 to the Consolidated Financial Statements in Item 8 of this report for a summary of our debt position at December 30, 2007 and December 31, 2006.

        Net cash provided by financing activities totaled $8.4 million in 2007, compared to net cash used of $401.2 million during 2006, a favorable variance of $409.7 million. We collected $126.2 million more in proceeds from employee exercises of stock options in 2007 versus 2006. During 2007, our primary activities involved refinancing a significant portion of our debt portfolio by issuing $575.0 million in convertible notes, while repaying $625.0 million of our previously existing senior notes. We also spent a net $49.7 million for the purchase of a note hedge and sale of warrants associated with the convertible notes and $10.2 million for costs directly associated with the convertible notes offering. During 2006, most of our activity associated with debt obligations was associated with repayments, which totaled $355.4 million.

        Net cash used for financing activities was $401.2 million for 2006 compared to $188.8 million of cash used in financing activities during 2005. Net repayments of debt were approximately $356.2 million for 2006, encompassing all activity in our various debt and credit facilities (including those associated with discontinued operations). Net repayments of debt during 2005 were approximately $108.9 million (including those associated with discontinued operations). The increased levels of debt repayment were due primarily to a higher level of operating cash flows generated by the business in 2006 versus 2005. Proceeds from stock option exercises in 2006 were $83.3 million exceeding 2005 exercises by $28.1 million. Proceeds in 2006 were impacted by significant exercises of stock options during the fourth quarter.

Capital Resources

        See Note 13 to the Consolidated Financial Statements in Item 8, for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit. Additionally, as discussed in the Financing Activities section above, during the second quarter of 2007, we issued $575.0 million of senior convertible notes, with a coupon rate of interest of 2.5%. In the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625.0 million of 6.375% senior notes due 2012 and fund additional related charges as noted above.

        The vast majority of our remaining debt borrowings as of December 30, 2007, consist of publicly traded notes totaling $2.1 billion principal amount, with maturities ranging from 2010 to 2015. Our remaining debt other than the notes consists of various notes payable of $215.9 million at consolidated joint ventures, which mature in 2011 and 2013. We maintain two primary financing vehicles to manage short-term liquidity requirements through periods of lower operating cash flow. First, we maintain a $500 million commercial paper program. As a back-stop for our commercial paper program we maintain a $750 million revolving multi-currency bank credit facility. There were no outstanding borrowings under either of these financing vehicles as of December 30, 2007.

        We expect to take a balanced approach to our alternatives in 2008 and beyond, which could include restructuring of consolidated joint venture debt obligations, modest repurchases of stock, dividend increases, pension plan funding elections, reinvesting cash into our existing businesses and preserving cash flexibility for potential strategic investments. Any repurchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        On February 7, 2008, we announced a tender for and repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $11.7 million related to this extinguishment of debt and termination of related interest rate swaps will be recorded in the first quarter of 2008. The debt extinguishment was funded by existing cash resources.

Credit Rating

        As of February 15, 2008, our credit rating with Standard & Poor's and Moody's with regard to our long-term debt was BBB and Baa2, respectively. We had no commercial paper borrowings outstanding at December 30, 2007.

        As a result of the announcement of the proposed MillerCoors joint venture, credit rating agencies in the U.S. and Canada (Moody's and DBRS) have placed MCBC's credit standing in developing status.

Capital Expenditures

        In 2007, we spent $428.3 million (including approximately $16.3 million spent at consolidated joint ventures) on capital improvement projects worldwide. Of this, approximately 42% was in support of the European segment, with the remainder split between the U.S. (33%), Canada (22%) and Corporate (2%) segments. The capital expenditure plan for 2008 is expected to be approximately $315 million, including approximately $35 million of spending by consolidated joint ventures. Capital expenditures in 2008 are expected to be lower than 2007 primarily due to the completion of the Shenandoah brewery in the U.S. in early 2007 and the initial $90.0 million purchase of kegs in the U.K., also in early 2007.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 30, 2007

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Total debt, including current maturities(1)	$2,264,877	$4,281	$308,452	$456,452	$1,495,692
Interest payments(2)	590,593	105,233	205,457	147,808	132,095
Derivative payments(2)	3,280,682	163,317	677,980	2,439,385	—
Retirement plan expenditures(3)	498,145	193,482	66,550	70,243	167,870
Operating leases	323,207	77,413	109,774	59,465	76,555
Capital leases	2,123	1,092	783	248	—
Other long-term obligations(4)	2,873,666	1,078,821	962,844	438,154	393,847

Total obligations	$9,833,293	$1,623,639	$2,331,840	$3,611,755	$2,266,059

(1)
Refer to debt schedule in Note 13 to the Consolidated Financial Statements Item 8.

(2)
The "interest payments" line includes interest on our bonds and other borrowings outstanding at December 30, 2007, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, £530 million ($1,058 million at December 30, 2007 exchange rates) payment due the cross currency swap counterparty in 2012, CAD$1,201 million ($1,223 million at December 30,

  2007 exchange rates) payment due the cross currency swap counterparty in 2012, and CAD $355 million ($362 million at December 30, 2007 exchange rates) payment due the cross currency swap counterparty in 2010. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We anticipate receiving a total of $2,685 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase. Net interest payments, including swap receipts and payments over the periods are as follows (in thousands):

Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
$1,132,409	$118,831	$288,027	$593,456	$132,095
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Approximately $615 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production, including our contract with Graphic Packaging Corporation, a related party, dated March 25, 2003. Approximately $457 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

        Not included in these contractual cash obligations are $285.9 million of unrecognized tax benefits and $124.8 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

Other Commercial Commitments as of December 30, 2007

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Standby letters of credit	$58,022	$57,392	$630	$—	$—

Advertising and Promotions

        As of December 31, 2007, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $1.1 billion over the next five years and thereafter. Our advertising and promotions commitments are included in other long-term obligations in the table above.

Pension Plans

        Our consolidated, unfunded pension position at the end of 2007 was approximately $175 million, a decrease of $184 million from the end of 2006. The funded positions of pension plans in each of the Canada, U.S. and U.K. businesses improved due to asset returns, higher interest rates (which have the effect of decreasing the discounted pension liabilities), contributions to the plans, plan changes and reductions in U.K. staffing levels. Approximately $49 million of the underfunded pension position at the end of 2007 was the responsibility of the minority owners of BRI. See discussion below regarding the adoption of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

        We fund pension plans to meet the minimum requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet expense and asset return forecasts in any given year. Pension contributions on a consolidated basis were $203 million in 2007, reflecting statutory contribution levels in Canada and the United Kingdom, and $1.3 million of voluntary contributions in the United States. We anticipate making approximately $164 million of both statutory and voluntary contributions to our pension plans in 2008.

        Consolidated pension expense was $21 million in 2007, a decrease of $12 million from 2006. Decreases in the U.S. and Canada of $10 million and $2 million, respectively, were attributable mainly to higher expected returns on plan assets in 2007. We anticipate pension expense on a consolidated basis for 2008 to approximate $23 million.

Postretirement Benefit Plans

        Our consolidated, unfunded postretirement benefit position at the end of 2007 was approximately $470 million, an increase of $68 million from the end of 2006. Benefits paid under our postretirement benefit plans were approximately $25 million in 2007 and $22 million in 2006. Under our postretirement benefit plans we expect payments of approximately $30 million in 2008. See discussion below regarding the adoption of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

        Consolidated postretirement benefit expense was $39.3 million in 2007, an increase of $4.1 million from 2006, attributable mainly to our Canada segment plans. We anticipate postretirement benefit expense on a consolidated basis for 2008 of approximately $32 million.

Contingencies

        In the ordinary course of business or in the course of the sale of a business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Note 20 to the Consolidated Financial Statements in Item 8 under the captions "Environmental," "Indemnity Obligations—Sale of Kaiser" and "Montréal Canadiens."

Off-Balance Sheet Arrangements

        As of December 30, 2007, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

Outlook for 2008

        We will continue our quest to become a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. For 2008 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth. The results are encouraging:

  •
  In the U.S., we have strong volume and market-share momentum with our four largest brands.

  •
  Our strategic brands in Canada are building volume momentum and taking share.

  •
  We are maintaining pricing in Europe and helping our retail customers work through the smoking bans.

  •
  In all three of our segments, the strength of our brands is supporting positive pricing, and cost reductions are providing resources to offset inflation and grow our businesses.

        To continue our brand building progress:

  •
  In Canada, we plan to build on the 2007 share momentum in our strategic brand portfolio and invest in programming with the introduction of strategic SKUs and innovation. We will build on the momentum of Coors Light, including leveraging the successful launch of the "Cold Certified" can and will introduce new advertising for all of the Molson brands.

  •
  Our Canada segment will continue to build our super-premium owned and partner-import brands through new programming and unique SKUs, leveraging the double-digit growth of these brands in 2007. Effective January 1, 2008, our Canada team established a long-term joint venture with Grupo Modelo to import, distribute and market the Modelo beer portfolio across Canada. The joint venture builds on the previous successful relationship we had with Modelo, as we now pick up these Super Premium brands for our portfolio in the Western provinces. The new form of our business relationship will result in our accounting for our share of the Modelo brands business in Canada under the equity method.

  •
  In the U.S., our focus for 2008 is to maintain our strong volume and share momentum, while continuing to aggressively manage costs. Coors Light, Keystone and Blue Moon will remain our primary focus in 2008, along with maintaining our volume and share momentum behind Coors Banquet. We will also have initiatives to improve the trends for Killian's and Molson Canandian. In 2008, we will continue to drive sales by growing our marketing and sales spending at a mid-single-digit rate, building our key retail account business, and furthering our alignment with our distributor network.

  •
  Our U.S. segment will continue to take a disciplined approach to both front-line pricing and discounting, while building our core brand equities around "Rocky Mountain Cold Refreshment" to drive sustainable and profitable growth.

  •
  In Europe, in addition to strong marketing investment behind Carling, we will continue to support the re-launch of Coors Light. We have recently secured distribution for Coors Light in JD Wetherspoon, a major on-premise customer and a particularly attractive venue for building brand loyalty among our core consumers.

  •
  In Europe, we will continue to roll-out our new cold-dispense technology and distinctive above-bar fonts, which support our whole portfolio via "cold" positioning and modern brand representation. We completed 46,000 installations in 2007 and plan to install an additional 40,000 in 2008.

  •
  In Europe, we expect that our new Carling distribution contract with Marston's, a major on-premise customer, will drive market share in the important on-premise channel. The contract began in the third quarter of 2007.

        There are a few additional considerations regarding sales volume in 2008:

  •
  With the termination of our Foster's U.S. production contract in the fourth quarter of 2007, we expect Canada sales volume to be lower in the first three quarters of 2008 compared to 2007. The loss of this contract will result in lower reported sales volume, but will have no impact on our STRs. The Foster's termination will continue to increase net sales per barrel and cost of goods sold per barrel over the next three quarters due to fixed-costs on lower production volumes.

  •
  Based on the particularly strong volume momentum of our largest brands in the past several months, we expect our U.S. distributors to build their inventories to a higher level in the first quarter this year as they prepare for peak season. This will benefit our U.S. volume and financial results in the first quarter versus last year.

  Regarding costs, our management teams continue to exceed their goals for reducing costs in each segment. The current inflationary environment presents a significant challenge coupled with the seasonally small profit fourth quarter, which will compound the margin impact of inflation.

  •
  In Canada, we anticipate that our reported cost of goods per barrel will increase at a mid-single-digit rate in local currency for the full year 2008. Excluding mix impacts from increased partner import volume and lower contract brewing volume, we expect cost of goods sold per barrel to increase at a low-single-digit rate.

  •
  In the U.S., we currently expect our 2008 cost of goods per barrel to increase at a low-single-digit rate. We are confident that we will meet or exceed our cost-reduction goals this year via the Resources for Growth program, which continues to be a top priority because we anticipate cost challenges again in 2008 in two main areas:

  •
  First, based on the current outlook for commodities and other inputs, we expect transportation and fuel costs to increase significantly in 2008, along with moderate increases in packaging materials.

  •
  Second, we will have higher contract-packaging fees and a full year of Shenandoah brewery depreciation expense in 2008.

  •
  Our Europe team will continue to reduce costs to offset input inflation and to provide resources for our brand marketing investments. Additional cost-reduction initiatives are being sought, with initiatives already underway in the supply chain and other business areas.

  •
  We announced late in 2007 that we have entered into an agreement with Scottish & Newcastle to contract brew and keg selected Scottish & Newcastle lager brands. Brewing will begin around the middle of 2008 and reach full production in 2010, when we will be producing up to 2.6 million barrels (3 million hectolitres) of lager for Scottish & Newcastle annually. This will generate additional income and fixed cost leverage in our U.K. brewing footprint.

  •
  Based on improved longevity projections of our retirees in the U.K., we do not expect to benefit from U.K. pension income in 2008, a departure from the past two years.

MillerCoors joint venture

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company, in a joint venture ("MillerCoors"). Assuming completion of the transaction, MillerCoors will have annual pro forma combined beer sales of 69 million U.S. barrels (81 million hectoliters) and net revenues of approximately $6.6 billion. MCBC and SABMiller expect the transaction to generate approximately $500 million in annual cost synergies to be delivered in full by the third full financial year of combined operations. The parties signed a definitive joint venture agreement on December 20, 2007 and expect the transaction to close in mid-2008. Additional information regarding the rationale for the transaction is provided in Item 1, Business, under the caption "Joint Ventures and Other Arrangements."

        Each party will contribute its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of the joint venture will be 58% for SABMiller plc and 42% for MCBC. Voting interests will be shared 50%-50%, and each investing company will have equal board representation within the joint venture company. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        The results and financial position of our U.S. segment will, in all material respects, be de-consolidated upon contribution to the joint venture. We will report our interest in the new combined operations using the equity method of accounting.

        The proposed joint venture transaction has been submitted for antitrust review and clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Act of 1976, as amended, and to certain other applicable governmental authorities.

Corporate

        We forecast full-year 2008 corporate general and administrative expense of approximately $110 million, plus or minus $5 million. Approximately, one-fifth of this expense is related to our Resources for Growth cost-reduction program.

Goodwill

        Because there is goodwill included in the carrying value of our three segments, the fair value of the applicable reporting unit was compared to its carrying value during the third quarter of 2007 to determine whether there was any goodwill impairment. Most of the goodwill associated with the U.S. and Canada segments originated in the Merger. Similarly, we tested indefinite-lived intangible assets for impairment during the third quarter of 2007, most of which relate to our Canada and Europe segments.

        A portion of the Merger goodwill was allocated to the U.S. segment, based on the level of Merger synergy savings expected to accrue to the U.S. segment over time. Our testing during the third quarter of 2007 indicated that the fair values of the reporting units in the U.S. and Canada exceeded their carrying values, resulting in no impairments of goodwill in 2007. However, a reduction in the fair value of the U.S. or Canada segment in the future could lead to goodwill impairment. We also have significant indefinite-lived intangible assets in Canada, associated primarily with core, non-core, and partner beer brands, as well as distribution rights. These intangible assets were also evaluated for impairment during the third quarter of 2007, and we determined that their fair values exceeded their carrying values. A reduction in the fair values of these intangibles could lead to impairment charges in the future. Reductions in fair value could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, termination of brewing and/or distribution agreements with other brewers.

        The goodwill associated with the Europe segment originated in the 2002 purchase of the CBL business by Coors. Our testing during the third quarter of 2007 indicated that the fair value of the CBL reporting unit exceeded its carrying value, resulting in no impairments of goodwill. However, a slight reduction in the fair value of the CBL reporting unit in the future could lead to goodwill impairment. We also have a significant indefinite-lived intangible asset in Europe, associated with the Carling brand, which was also tested in the third quarter of 2007, and no impairment was warranted. Future reductions in the fair value of the Europe business or of specific intangibles could occur for a number of reasons, including cost increases due to inflation, an unfavorable beer pricing environment, and declines in industry or company-specific beer volume sales, which could result in possible impairment of these assets.

Interest

        We anticipate 2008 corporate net interest expense of approximately $95 million to $100 million, excluding the debt extinguishment costs and U.K. trade loan interest income. This $13 million reduction from 2007 is attributable to the debt repayments and debt restructurings we have undertaken in the past year to strengthen our financial foundation, partially offset by the interest cost as a result of the stronger CAD.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During 2008, the Company expects to recognize a $50 to $60 million income tax benefit due to a reduction in unrecognized tax benefits. This income tax benefit is primarily due to penalties and interest associated with issues subject to audits that we believe are going to close in the next year. As a result, we anticipate that our 2008 effective tax rate on income will be in the range of 10% to 15%. We note, however, that there are other pending tax law changes in Canada that if enacted, would result in an approximate $120 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the quarter in which the bill is enacted. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.

Other

        During the first quarter of 2008, we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. We expect to incur both transition costs and one-time employee termination costs associated during 2008 with this outsourcing initiative.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. We review our accounting policies on an on-going basis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. By their nature, estimates are subject to uncertainty. Actual results may differ materially from these estimates under different assumptions or conditions. We have identified the accounting estimates below as critical to our financial condition and results of operations.

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in Canada, the United States, and the United Kingdom. We also have postretirement welfare plans in Canada and the United States that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R).". These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        At the end of each fiscal year, we perform an analysis of high quality corporate bonds and compare the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in Canada, the United States, and the United Kingdom. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A 50 basis point change in certain assumptions made at the beginning of 2007 would have had the following effects on 2007 pension expense:

	Impact to 2007 pension costs -50 basis points (unfavorable) favorable
	Reduction	Increase
	(In millions)
Description of pension sensitivity item
Expected return on Canada salary plan assets, 5.00% in 2007	$(1.6)	$1.6
Expected return on Canada hourly plan assets, 7.90% in 2007	$(3.8)	$3.8
Expected return on Canada—BRI plan assets, 7.50% in 2007	$(2.8)	$2.8
Expected return on U.S. plan assets, 8.75% in 2007	$(4.0)	$4.0
Expected return on U.K. plan assets, 7.80% in 2007	$(10.4)	$10.4
Discount rate on Canada salary projected benefit obligation, 5.00% in 2007	$0.6	$(0.5)
Discount rate on Canada hourly projected benefit obligation, 5.00% in 2007	$(1.0)	$0.4
Discount rate on Canada—BRI projected benefit obligation, 5.00% in 2007	$(1.7)	$1.2
Discount rate on U.S. projected benefit obligation, 6.10% in 2007	$(4.4)	$5.0
Discount rate on U.K. projected benefit obligation, 5.10% in 2007	$(15.6)	$5.2

        Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.8)	$2.0
Effect on postretirement benefit obligation	$(19.9)	$21.9
Canada plans (BRI)
Effect on total of service and interest cost components	$(1.0)	$1.3
Effect on postretirement benefit obligation	$(9.9)	$11.8
U.S. plan
Effect on total of service and interest cost components	$(0.7)	$0.8
Effect on postretirement benefit obligation	$(8.1)	$9.0

        Equity assets are well diversified between domestic and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 30, 2007:

	Canada plans assets		U.S. plan assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	53%	51%	46%	43%	53%	53%
Fixed income	47%	49%	45%	48%	40%	40%
Real estate	—	—	9%	9%	7%	7%

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Note 20 to the Consolidated Financial Statements in Item 8 for a discussion of our contingencies, environmental and litigation reserves at December 30, 2007.

        In 2006, we sold our interest in the Kaiser business. While we reduced our risk profile as a result of this transaction, we retained risk by providing indemnities to the buyer for certain purchased tax credits and for other tax, labor and civil contingencies in general. These are referenced in the section called "Contingencies" above and discussed in Note 20 to the Consolidated Financial Statements in Item 8. We account for these indemnity obligations at fair value in accordance with FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We do not amortize these liabilities, but rather make periodic estimates of their fair values, and record changes in these values through discontinued operations on the statement of operations.

        We use multiple probability-weighted scenarios in determining the fair values of indemnity liabilities. As discussed in Note 20 to the Consolidated Financial Statements in Item 8, we have recorded a fair value liability of $116.7 million related to contingencies associated with purchased tax credits based on a total exposure of $382.0 million with regard to those liabilities. Our estimates assume an 80% likelihood that the claims will progress through judicial processes, and assume equally likely scenarios (i.e., 40%-40%) of 1) no payments ever occurring and 2) payments of the full exposure in future years with potential refunds in years following the initial payment. If our estimate were adjusted to assume a full 80% probability of some payment occurring (rather than 40%), the value of the liability would increase by $67.2 million to $183.9 million.

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2007. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment.

        We use a combination of discounted cash flows analyses and evaluations of values derived from market comparable transactions and market earnings multiples to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company and considered, when necessary, various scenarios, both favorable and unfavorable. In 2007, discount rates used for fair value estimates for reporting units was 9.0%. These rates are driven by, among other factors, the prevailing interest rates in geographies where these businesses operate as well as the credit ratings and financing abilities and opportunities of each reporting unit. Discount rates used for testing of indefinite-lived intangibles ranged from 8.5% to 10.0%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including the discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill impairment charges in the future.

Derivatives and Other Financial Instruments

        The following tables present a roll forward of the fair values of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in thousands):

Fair value of contracts outstanding at December 31, 2006	$(2,381,833)
Contracts realized or otherwise settled during the period	(13,665)
Fair value of new contracts entered into during the period	(844,322)
Other changes in fair value	400,085

Fair value of contracts outstanding at December 30, 2007	$(2,839,735)

	Fair value of contracts at December 30, 2007
	Maturities less than 1 year	Maturities 1-3 years	Maturities 4-5 years	Maturities in excess of 5 years	Total fair value
Source of fair value
Prices actively quoted	$—	$(301,872)	$(236,180)	$(1,586,773)	$(2,124,825)
Prices provided by other external sources	$(23,835)	$(280,133)	$(410,942)	$—	$(714,910)

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates. By policy, we do not enter into such contracts for trading or speculative purposes. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" ("SFAS 133"). Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

        Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps. See discussions also in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and Note 18 to the Consolidated Financial Statements in Item 8. We monitor foreign exchange risk, interest rate risk and related derivatives using two techniques, value-at-risk and sensitivity analysis.

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $22.7 million, $10.6 million and $12.2 million at December 30, 2007, December 31, 2006, and December 25, 2005, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(45,476)	$(21,278)
Interest rate risk:
Debt, swaps	$(95,018)	$(64,720)
Commodity price risk:
Swaps	$(19,121)	$(6,165)

Income Tax Assumptions

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

        We have elected to treat our portion of all foreign subsidiary earnings through December 30, 2007 as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. As of December 30, 2007, approximately $1.1 billion of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Reductions to the valuation allowance related to the Merger with Molson or the acquisition of CBL that relate to deferred taxes arising from those events would reduce goodwill, unless the reduction was caused by a change in law, in which case the adjustment would impact earnings.

Consolidations under FIN 46R

        RMMC and RMBC are dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies in the aluminum and glass container businesses. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the U.K. beer market. We also consolidate the financial position and results of Brewers Retail, Inc. ("BRI"), of which Molson owns just over 50%, and provides all distribution and retail sales of beer in the province of Ontario in Canada. Our ownership of BRI is determined by our market share in the province of Ontario. Our market share and ownership percentage could be reduced as a result of lower trade or consolidation of certain of our competitors.

Adoption of New Accounting Pronouncements

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        On January 1, 2007, we adopted the FASB's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. However, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. As a result of the adoption of FIN 48, we increased tax-related liabilities by a total of $132.1 million and recorded $3.9 million as a current liability for unrecognized tax benefits and $128.2 million as a non-current liability for unrecognized tax benefits. The cumulative effect of applying the new requirement has been recorded as a reduction to the beginning balance of retained earnings in the amount of $105.4 million, an increase to goodwill in the amount of $2.3 million and an increase to deferred tax assets of $24.4 million. The adjustment to goodwill reflects changes to liabilities for uncertain tax positions established in the opening balance sheet of the acquisition of CBL in 2002 and the Merger in 2005.

        As a result of the adoption of FIN 48, as of January 1, 2007, we had $297.4 million of unrecognized tax benefits, of which approximately $257 million would, if recognized, affect our effective tax rate.

        We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Approximately $78 million of anticipated interest and penalty payments were accrued at January 1, 2007, in unrecognized tax benefits.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)"

        SFAS 158 was issued in September 2006 and was effective for our annual fiscal year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106 and 132R, requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other post retirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. As a result of the adoption of SFAS 158, liabilities related to our defined benefit pension and postretirement plans increased by $245.0 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $172 million as of December 31, 2006. A portion of the change in the accumulated other comprehensive income related to the adoption of SFAS 158 will be recognized in the statement of operations as a component of net periodic pension benefit cost. See Notes 1, 16 and 17 to the Consolidated Financial Statements in Item 8 for a detailed discussion regarding the adoption of SFAS 158.

SFAS No. 123R "Share-Based Payment"

        Statement of Financial Accounting Standard No. 123R ("SFAS 123R") was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        SFAS 123R requires a calculation of the APIC Pool balance consisting of excess tax benefits available to absorb related share-based compensation. FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening APIC Pool balance. We have adopted such alternative method provisions to calculate the beginning balance of the APIC Pool in the financial statements ended December 31, 2006. This adoption did not have any impact on our financial statements.

        The effect of adoption of SFAS 123R in 2006 was an additional expense of $6.1 million pretax, $4.4 million after tax, or $0.02 per diluted share. Since adoption of SFAS 123R we have evaluated different types of instruments as share based awards and we currently use a combination of restricted stock unit awards, performance share awards, deferred stock awards, and stock settled stock appreciation rights.

FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        In March 2005, the FASB issued FASB Interpretation No. 47—"Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

        We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million, minority interest of $1.1 million, and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants that may be contained within our manufacturing properties.

        The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 statement of operations. This adjustment represents a depreciation charge and an accretion of a liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

        Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing asset retirement obligation liability, a corresponding adjustment will be made to the asset balance. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss upon the settlement. The net value of the asset retirement obligation liabilities calculated on a pro-forma basis as if the standard had been retrospectively applied to December 25, 2005 was $9.6 million.

New Accounting Pronouncements

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which, in part, is effective for us beginning in fiscal year 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2 "Effective Date of FASB Statement No. 157." FSP 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective day delay under FSP 157-2, the effective day to adopt the fair value provisions for us will be the first quarter of 2009. While FSP 157-c has not been finalized or approved, it clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Based upon our evaluation of the statements and subsequent pronouncements issued to date, we believe that the adoption of the statement for financial assets and liabilities routinely measured and recorded or disclosed at their fair values, will not have a significant impact on the determination or reporting of our financial results. The company is currently evaluating the impacts, if any, the adoption of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115"

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We do not intend to adopt the fair value measurement provisions of SFAS 159.

SFAS No. 141R "Business Combinations"

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R), which replaces SFAS No. 141, "Business Combinations." Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS 160) and is effective for us beginning in fiscal year 2008. This Statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

Proposed Accounting Pronouncements

Proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        The FASB in August 2007 proposed FASB staff position (FSP) APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 are within the scope of the proposed FSP APB 14-a; therefore if the FSP APB 14-a is issued as proposed, we would be required to record the debt portions of our 2.5% Convertible Senior Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant. As currently proposed, FSP APB 14-a would be applied retrospectively to all periods presented. FSP APB 14-a is currently in redeliberations with the FASB following the end of its comment period in October 2007. The final content and effective date of FSP APB 14-a are dependent upon future FASB action on this matter.

Related Party Transactions

Transactions with Management and Others

        We employed members of the Coors and Molson families, who collectively owned 84% of the voting A share, common and exchangeable stock of the Company throughout 2007. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

        As of December 30, 2007, various Coors family trusts collectively owned approximately 42% of our Class A common and exchangeable stock, approximately 13% of our Class B common and exchangeable stock, and approximately 30% of Graphic Packaging Corporation's ("GPC") common stock.

Certain Business Relationships

        We purchase a large portion of our paperboard packaging requirements from GPC, a related party. Our payments under the GPC packaging agreement in 2007, 2006 and 2005 totaled $85.7 million, $74.0 million and $75.3 million, respectively. Related accounts payable balances included in Affiliates Accounts Payable on the Consolidated Balance Sheets were $0.1 million and $0.8 million at December 30, 2007, and December 31, 2006, respectively.

        We obtain public relations services from National Public Relations, Inc., a related party. Our payments as a result of the services provided in 2007, 2006 and 2005 totaled $0.5 million, $0.2 million and $0.1 million, respectively.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to fluctuations in interest rates, foreign currencies, and the prices of production and packaging materials. We have established policies and procedures to govern the strategic management of these exposures through a variety of financial instruments. By policy, we do not enter into any contracts for the purpose of trading or speculation.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates, and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are Canadian dollar ("CAD"), British pound sterling ("GBP" or "£").

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's). In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 30, 2007, no collateral was posted by our counterparties or us.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term fixed rate debt, foreign currency forwards, commodity swaps, interest rate swaps, and cross-currency swaps. See related value-at-risk and sensitivity analysis in the Derivatives and Other Financial Instruments section of Item 7.

	Expected maturity date
								December 30, 2007	December 31, 2006
	December
	2008	2009	2010	2011	2012	Thereafter	Total	Fair value	Fair value
	(In thousands)
Long-term debt:
USD $300 million, 4.85% fixed rate, due 2010(1)	$—	$—	$(300,000)	$—	$—	$—	$(300,000)	$(301,872)	$(293,517)
CAD $200 million, 7.5% fixed rate, due 2011(2)	—	—	—	(203,728)	—	—	(203,728)	(217,398)	(192,320)
USD $225 million, 6.375% fixed rate, due 2012(3)(4)	—	—	—	—	(225,000)	—	(225,000)	(236,180)	(880,626)
CAD $900 million, 5.0% fixed rate, due 2015(1)	—	—	—	—	—	(916,777)	(916,777)	(895,508)	(762,240)
US $575 million, 2.5% convertible bonds, due 2013(5)	—	—	—	—	—	(575,000)	(575,000)	(691,265)	—
Foreign currency management:
Forwards	264,386	132,862	63,695	—	—	—	460,943	(24,886)	7,133
Cross currency swaps(1)(3)	—	—	300,000	—	2,116,396	—	2,416,396	(472,544)	(268,656)
Commodity pricing management:
Swaps	135,941	60,741	5,715	—	—	—	202,397	(9,980)	7,436
Fixed price contracts	—	—	—	—	—	—	—	—	(956)
Interest rate pricing management:
Interest rate swaps(2)(4)	—	—	—	101,864	201,200	—	303,064	9,899	1,913

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

Simultaneously with the U.S. private placement we entered into a cross currency swap transaction for the entire USD $300.0 million issue amount and for the same maturity. In this transaction we exchanged our $300.0 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the $300.0 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded through the statement of operations and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

(2)
The BRI joint venture is a party to interest rate swaps, converting CAD $100.0 million notional amount from fixed rates to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. These interest rate swaps qualify for hedge accounting treatment.

(3)
We are a party to certain cross currency swaps totaling GBP £530.0 million (approximately USD $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (see Note 18 to the Consolidated Financial Statements in Item 8). The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received

  GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges.

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

(5)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes in a public offering discussed further in Note 13 to the Consolidated Financial Statements in Item 8.

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

W. LEO KIELY, III	TIMOTHY V. WOLF
Global Chief Executive Officer	Vice President and
Molson Coors Brewing Company	Global Chief Financial Officer,
February 21, 2008	Molson Coors Brewing Company
February 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
    of Molson Coors Brewing Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005, the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans in 2006, and the manner in which it accounts for uncertain tax positions in 2007.

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
February 21, 2008

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 30, 2007	December 31, 2006(1)	December 25, 2005(1)
Sales	$8,319,673	$7,901,614	$7,417,702
Excise taxes	(2,129,081)	(2,056,629)	(1,910,796)

Net sales	6,190,592	5,844,985	5,506,906
Cost of goods sold	(3,702,921)	(3,481,081)	(3,306,949)

Gross profit	2,487,671	2,363,904	2,199,957
Marketing, general and administrative expenses	(1,734,408)	(1,705,405)	(1,632,516)
Special items, net	(112,194)	(77,404)	(145,392)

Operating income	641,069	581,095	422,049
Other income (expense), net
Interest expense	(126,462)	(143,070)	(131,106)
Interest income	26,587	16,289	17,503
Debt extinguishment costs	(24,478)	—	—
Other income (expense), net	17,662	17,736	(13,245)

Total other expense	(106,691)	(109,045)	(126,848)

Income from continuing operations before income taxes and minority interests	534,378	472,050	295,201
Income tax expense	(4,186)	(82,405)	(50,264)

Income from continuing operations before minority interests	530,192	389,645	244,937
Minority interests in net income of consolidated entities	(15,318)	(16,089)	(14,491)

Income from continuing operations	514,874	373,556	230,446
Loss from discontinued operations, net of tax	(17,682)	(12,525)	(91,826)

Income before cumulative effect of change in accounting principle	497,192	361,031	138,620
Cumulative effect of change in accounting principle, net of tax	—	—	(3,676)

Net income	$497,192	$361,031	$134,944

Other comprehensive income, net of tax:
Foreign currency translation adjustments	795,060	157,207	122,971
Unrealized (loss) gain on derivative instruments	(3,428)	18,347	(19,276)
Realized loss (gain) reclassified to net income	2,933	(4,605)	(8,404)
Pension and other other postretirement benefit adjustments	(6,614)	131,126	(6,203)

Comprehensive income	$1,285,143	$663,106	$224,032

Basic income (loss) per share:
From continuing operations	$2.88	$2.17	$1.45
From discontinued operations	(0.10)	(0.07)	(0.58)
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic net income per share	$2.78	$2.10	$0.85

Diluted income (loss) per share:
From continuing operations	$2.84	$2.16	$1.44
From discontinued operations	(0.10)	(0.08)	(0.57)
Cumulative effect of change in accounting principle	—	—	(0.03)

Diluted net income per share	$2.74	$2.08	$0.84

Weighted average shares—basic	178,681	172,166	158,806
Weighted average shares—diluted	181,437	173,312	160,072

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	As of
	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$377,023	$182,186
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $8,827 and $10,363, respectively	758,526	679,507
Affiliates	—	4,002
Current notes receivable and other receivables, less allowance for doubtful accounts of $3,181 and $3,439, respectively	112,626	145,090
Inventories:
Finished, less allowance for obsolete inventories of $995 and $1,057, respectively	163,955	138,449
In process	40,673	38,692
Raw materials	82,323	80,918
Packaging materials, less allowance for obsolete inventories of $579 and $1,807, respectively	82,570	61,479

Total inventories	369,521	319,538
Maintenance and operating supplies, less allowance for obsolete supplies of $10,556 and $9,554, respectively	34,782	32,639
Other current assets, less allowance for advertising supplies of $948 and $871, respectively	100,899	84,277
Deferred tax assets	17,901	6,477
Discontinued operations	5,536	4,640

Total current assets	1,776,814	1,458,356
Properties, less accumulated depreciation of $2,714,170 and $2,615,000, respectively	2,696,153	2,421,484
Goodwill	3,346,486	2,968,676
Other intangibles, less accumulated amortization of $312,067 and $221,867, respectively	5,039,363	4,395,294
Deferred tax assets	336,907	131,349
Notes receivable, less allowance for doubtful accounts of $7,930 and $10,318, respectively	71,239	75,243
Other assets	179,502	148,694
Discontinued operations	5,102	4,317

Total assets	$13,451,566	$11,603,413

        (continued)

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	As of
	December 30, 2007	December 31, 2006
Liabilities and stockholders' equity
Current liabilities:
Accounts payable:
Trade	$351,595	$388,281
Affiliates	29,104	31,369
Accrued expenses and other liabilities	1,189,134	1,225,406
Deferred tax liabilities	120,605	116,329
Short-term borrowings	55	432
Current portion of long-term debt	4,226	4,009
Discontinued operations	40,858	34,290

Total current liabilities	1,735,577	1,800,116
Long-term debt	2,260,596	2,129,845
Pension and post-retirement benefits	677,786	753,697
Derivative hedging instruments	477,450	269,253
Deferred tax liabilities	605,377	607,000
Unrecognized tax benefits	285,921	—
Other liabilities	90,926	93,721
Discontinued operations	124,791	85,643

Total liabilities	6,258,424	5,739,275
Commitments and contingencies (Note 20)
Minority interests	43,751	46,782
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25,000,000 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 2,674,772 shares at December 30, 2007 and December 31, 2006, respectively)	27	27
Class B common stock, non-voting, $0.01 par value (authorized: 500,000,000 shares; issued and outstanding: 149,638,230 shares and 133,216,966 shares at December 30, 2007 and December 31, 2006, respectively)	1,496	1,332
Class A exchangeable shares (issued and outstanding: 3,315,899 shares and 3,314,250 shares at December 30, 2007 and December 31, 2006, respectively)	124,760	124,699
Class B exchangeable shares (issued and outstanding: 25,123,570 shares and 34,843,536 shares at December 30, 2007 and December 31, 2006, respectively)	945,275	1,310,989

Total capital stock	1,071,558	1,437,047
Paid-in capital	3,022,449	2,389,876
Retained earnings	1,950,455	1,673,455
Accumulated other comprehensive income	1,104,929	316,978

Total stockholders' equity	7,149,391	5,817,356

Total liabilities and stockholders' equity	$13,451,566	$11,603,413

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Cash flows from operating activities:
Net income	$497,192	$361,031	$134,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,843	438,354	392,814
Amortization of debt issuance costs and discounts	4,823	3,621	22,446
Share-based compensation	37,387	22,143	12,397
Loss (gain) on sale or impairment of properties and intangibles	66,317	(2,055)	11,116
Gain on sale of House of Blues Canada equity investment	(16,694)	—	—
Gain coincident with the sale of preferred equity holdings of Montréal Canadiens	—	(8,984)	—
Excess tax benefits from share-based compensation	(28,135)	(7,474)	—
Deferred income taxes	(97,948)	1,368	(23,049)
Loss (gain) on foreign currency fluctuations and derivative instruments	7,136	(4,578)	(9,266)
Cumulative effect of a change in accounting principle, net of tax	—	—	3,676
Equity in net income of unconsolidated affiliates	(6,602)	(8,026)	(37)
Distributions from unconsolidated affiliates	9,350	10,164	8,612
Minority interest in net income of consolidated entities	15,318	16,089	14,491
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	(47,715)	57,734	9,071
Inventories	(23,133)	7,825	47,233
Payables	(27,483)	4,151	16,724
Other assets and other liabilities	(137,236)	(71,527)	(281,460)
Operating cash flows of discontinued operations	17,617	13,408	62,563

Net cash provided by operating activities	616,037	833,244	422,275

Cash flows from investing activities:
Additions to properties and intangible assets	(428,349)	(446,376)	(406,045)
Proceeds from sales of properties and intangible assets	8,046	29,118	42,450
Purchases of investment securities, net	(22,777)	—	—
Acquisition of subsidiaries, net of cash acquired	(26,700)	—	(16,561)
Proceeds in conjunction with the sale of preferred equity holdings of Montréal Canadiens	—	36,520	—
Proceeds from sale of House of Blues Canada equity investment	30,008	—	—
Cash recognized on Merger with Molson	—	—	73,540
Cash expended for Merger-related costs	—	—	(20,382)
Trade loan repayments from customers	32,352	34,152	42,460
Trade loans advanced to customers	(32,952)	(27,982)	(25,369)
Other	1,225	290	16
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	79,465	—
Discontinued operations—additions to properties and intangible assets	—	—	(2,817)

Net cash used in investing activities	(439,147)	(294,813)	(312,708)

        (continued)

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN THOUSANDS)

	For the Years Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	209,531	83,348	55,229
Excess tax benefits from share-based compensation	28,135	7,474	—
Dividends paid	(114,783)	(110,563)	(109,960)
Dividends paid to minority interest holders	(16,986)	(17,790)	(10,569)
Proceeds from issuances of long-term debt	—	—	1,037,814
Proceeds from issuance of convertible debt	575,000	—	—
Debt issuance costs	(10,209)	(120)	(11,457)
Sale of warrants	56,991	—	—
Purchase of call options	(106,656)	—	—
Payments on long-term debt and capital lease obligations	(631,038)	(7,361)	(584,056)
Proceeds from short-term borrowings	179,187	83,664	1,050,686
Payments on short-term borrowings	(180,511)	(98,110)	(1,887,558)
Net proceeds from (payments on) commercial paper	—	(167,379)	165,795
Net proceeds from (payments on) revolving credit facilities	(6,109)	(166,177)	151,273
Change in overdraft balances and other	20,733	(1,441)	8,159
Settlements of debt-related derivatives	5,150	(5,900)	(11,285)
Financing cash flows of discontinued operations	—	(884)	(42,846)

Net cash provided by (used in) financing activities	8,435	(401,239)	(188,775)

Cash and cash equivalents:
Net increase in cash and cash equivalents	185,325	137,192	(79,208)
Effect of foreign exchange rate changes on cash and cash equivalents	9,512	5,581	(4,392)
Balance at beginning of year	182,186	39,413	123,013

Balance at end of period	$377,023	$182,186	$39,413

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

	Common stock issued
			Exchangeable shares issued				Accumulated other comprehensive income
					Paid-in capital	Retained earnings
	Class A	Class B	Class A	Class B				Total
Balances at December 26, 2004	$26	$728	$—	$—	$104,508	$1,398,003	$97,901	$1,601,166
Shares issued under equity compensation plans, including related tax benefit	—	24	—	—	84,999	—	—	85,023
Shares issued in the Merger with Molson Inc.	2	242	183,384	2,420,040	917,898	—	—	3,521,566
Exchange of shares	—	242	(38,378)	(867,557)	905,693	—	—	—
Amortization of restricted stock	—	—	—	—	2,890	—	—	2,890
Other comprehensive income, net of tax	—	—	—	—	—	—	89,088	89,088
Net income	—	—	—	—	—	134,944	—	134,944
Cash dividends—$0.41 per share	—	—	—	—	—	(109,960)	—	(109,960)

Balances at December 25, 2005	28	1,236	145,006	1,552,483	2,015,988	1,422,987	186,989	5,324,717
Shares issued under equity compensation plans, including related tax benefit	—	28	—	—	84,227	—	—	84,255
Exchange of shares	(1)	68	(20,307)	(241,494)	261,734	—	—	—
Amortization of stock based compensation	—	—	—	—	27,927	—	—	27,927
Other comprehensive income, net of tax	—	—	—	—	—	—	302,075	302,075
Adjustment to adopt SFAS 158, net of tax (Note 1)	—	—	—	—	—	—	(172,086)	(172,086)
Net income	—	—	—	—	—	361,031	—	361,031
Cash dividends—$0.64 per share	—	—	—	—	—	(110,563)	—	(110,563)

Balances at December 31, 2006	27	1,332	124,699	1,310,989	2,389,876	1,673,455	316,978	5,817,356
Shares issued under equity compensation plans, including related tax benefit	—	67	—	—	238,674	—	—	238,741
Exchange of shares	—	97	61	(365,714)	365,556	—	—	—
Amortization of stock based compensation	—	—	—	—	37,387	—	—	37,387
Other comprehensive income, net of tax	—	—	—	—	—	—	787,951	787,951
Adjustment to adopt FIN 48 (Note 1)	—	—	—	—	—	(105,409)	—	(105,409)
Sale of warrants	—	—	—	—	56,991	—	—	56,991
Purchase of call options, net of tax	—	—	—	—	(66,035)	—	—	(66,035)
Net income	—	—	—	—	—	497,192	—	497,192
Cash dividends—$0.64 per share	—	—	—	—	—	(114,783)	—	(114,783)

Balances at December 30, 2007	$27	$1,496	$124,760	$945,275	$3,022,449	$1,950,455	$1,104,929	$7,149,391

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        On February 9, 2005, Adolph Coors Company merged with Molson Inc. (the "Merger"). In connection with the Merger, Adolph Coors Company became the parent of the merged Company and changed its name to Molson Coors Brewing Company. Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the Merger. Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Our Fiscal Year

        Our fiscal year is a 52 or 53 week period ending on the last Sunday in December. The fiscal years ended December 30, 2007, and December 25, 2005, were 52 week periods and fiscal year ended December 31, 2006, was a 53 week period.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as entities consolidated under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB 51 ("FIN 46R"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods Presented

        The accompanying consolidated financial statements do not include the results of Molson and Kaiser (presented as a discontinued operation) prior to the Merger on February 9, 2005. Further, the results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears since the date of the Merger for this and future reporting periods. For the year ended December 31, 2006, Kaiser's results include the results for December 2005 through January 13, 2006, (the date of the sale) and for the year ended December 25, 2005, Kaiser's results include the results for February 9, 2005 (the date of the merger) through November 2005. For the year ended December 25, 2005, BRI's results include the results for February 9, 2005, (the date of the Merger) through November 2005.

Stock Split

        On August 1, 2007, our Board of Directors declared a two-for-one stock split issued in the form of a dividend for all classes of capital stock, with a record date of September 19, 2007, and an effective date of October 3, 2007. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

Use of Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These accounting principles require

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements may be affected.

Reclassifications

        Certain reclassifications have been made to the 2005 and 2006 financial statements to conform to the 2007 presentation.

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

Cost of Goods Sold

        Our cost of goods sold includes beer raw materials, packaging materials (including promotional packaging), manufacturing costs, plant administrative support and overheads, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, warehousing, and internal transfer costs.

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain joint ventures that must be consolidated as variable

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

interest entities under FIN 46R. These investments primarily involve equity ownership in transportation services in our Europe segment (Tradeteam) and an investment in the Montréal Canadiens in Canada.

        There are no related parties that own interests in our equity method investments as of December 30, 2007.

Marketing, General and Administrative Expenses

        Our marketing, general and administrative expenses consist predominately of advertising, sales staff costs, and non-manufacturing administrative, and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs are generally expensed when the advertising is first run. Advertising expense was $858.1 million, $906.9 million, and $729.1 million for years 2007, 2006, and 2005, respectively. Prepaid advertising costs of $27.3 million, entirely recorded in current and $46.8 million ($43.8 million in current and $3.0 million in non-current) were included in other current assets and other non-current assets in the Consolidated Balance Sheets at December 30, 2007, and December 31, 2006, respectively.

Trade Loans

        CBL extends loans to retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2007, 2006 and 2005, these amounts were $11.5 million, $11.7 million and $13.1 million, respectively. We have included this interest income in the Europe segment since it is related solely to CBL.

        Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 30, 2007, and December 31, 2006, total loans outstanding, net of allowances, were $98.4 million and $99.7 million, respectively.

Allowance for Doubtful Accounts

        Canada's distribution channels are highly regulated by provincial regulation and experience few collectibility problems. However, Canada does have direct sales to retail customers for which an allowance is recorded based upon expected collectibility and historical experience.

        In the U.S. segment, our allowance for doubtful accounts and customer credit risk are insignificant, as the majority of the U.S. segment accounts receivable balance is generated from sales to independent distributors with whom collection occurs through electronic funds transfer. Also, in the United States, we secure substantially all of our product sale credit risk with purchase money security interests in inventory and proceeds, personal guarantees and other letters of credit.

        Because the majority of CBL sales are directly to retail customers, and because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for trade receivables and trade loans associated with the ability to collect outstanding receivables from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. Accounts are

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

typically deemed uncollectible based on the sales channel, after becoming either one hundred twenty days or one hundred eighty days overdue. We record the provision in marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or at the point an account is written off.

        We are not able to predict changes in financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method in Europe and Canada and on the last-in, first-out ("LIFO") method for substantially all inventories in the United States. As of December 30, 2007 and December 31, 2006, the percentage of total inventories on the LIFO method was approximately 25% and 30%, respectively. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $47.9 million and $43.9 million at December 30, 2007, and December 31, 2006, respectively.

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.

Fair Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates. Assuming current market rates for similar instruments, the fair value of long-term debt exceeds the carrying value by approximately $104.7 million and $26.7 million at December 30, 2007 and December 31, 2006, respectively.

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

Factored Brands

        In addition to supplying our own brands, CBL sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. These factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes. We refer to this as the "factored brand business." In the factored brand business, CBL normally purchases factored brand inventory, taking orders from customers for such brands, and invoicing customers for the product and related costs of delivery. In accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," sales under the factored brands are generally reported on a gross income basis. However, CBL's relationship with a large

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

on-premise customer changed in 2005, resulting in net reporting of sales and cost of sales as an agent for that customer in our consolidated statement of operations on a prospective basis from the date of change in our contract terms. The change in accounting recognition from gross to net reporting reflects a change in the substance of CBL's status as transaction agent whereby there has been a transfer of credit risk from CBL to the owner and supplier of the factored brands effective in 2005.

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of goodwill and intangible assets for impairment. See Note 12.

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Cash paid for interest(1)	$104.4	$132.5	$109.9
Cash paid for taxes	$77.6	$38.4	$202.1
Receipt of note upon sale of property	$—	$1.7	$—
Issuance of restricted stock, net of forfeitures	$11.1	$11.3	$9.9
Issuance of performance shares, net of forfeitures	$1.6	$65.3	$—
Tax benefit from exercise of stock options	$28.1	$7.4	$6.7

(1)
2007 includes cash paid for interest of $6.2 million associated with debt extinguishment costs.

Adoption of New Accounting Pronouncements

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        On January 1, 2007, we adopted the FASB's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. However, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. As a result of the adoption of FIN 48, we increased tax-related liabilities by a total of $132.1 million and recorded $3.9 million as a current liability for unrecognized tax benefits and $128.2 million as a non-current liability for unrecognized tax benefits. The cumulative effect of applying the new requirement has been

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

recorded as a reduction to the beginning balance of retained earnings in the amount of $105.4 million, an increase to goodwill in the amount of $2.3 million (See Note 12) and an increase to deferred tax assets of $24.4 million. The adjustment to goodwill reflects changes to liabilities for uncertain tax positions established in the opening balance sheet of the acquisition of CBL in 2002 and the Merger in 2005. See Note 7 for further discussion.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)"

        SFAS 158 was issued in September 2006 and was effective for our annual fiscal year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other postretirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. As a result of the adoption of SFAS 158, liabilities related to our defined benefit pension and postretirement benefit plans increased by $245 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $172 million as of December 31, 2006. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS 158 will be recognized in the statement of operations as a component of net periodic pension benefit cost in future periods. See Notes 16 and 17 for a detailed discussion regarding the adoption of SFAS 158.

        In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision will be effective for our annual 2008 year end and will not have an impact on the Company's financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The impact of adopting SFAS 158 is displayed in the table below:

	As of December 31, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)
Assets
Other intangibles	$16,931	$(16,931)	$—
Other assets	13,645	3,611	17,256
Deferred tax assets	102,069	86,631	188,700
Liabilities
Defined Benefit Pension Plans	—	2,028	2,028
Postretirement Benefit Plans	17,511	6,480	23,991

Accrued expenses and other liabilities	17,511	8,508	26,019

Defined Benefit Pension Plans	232,056	142,632	374,688
Postretirement Benefit Plans	284,165	94,257	378,422

Pension and postretirement benefits	$516,221	$236,889	$753,110

Stockholders' Equity
Accumulated Other Comprehensive Income	$(134,735)	$(172,086)	$(306,821)

SFAS No. 123R "Share-Based Payment"

        SFAS 123R was issued in December 2004 and became effective for us in the first quarter of 2006. SFAS 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation cost in the financial statements based on their grant date fair values. Prior to the adoption, under the guidance for qualifying stock option grants with no intrinsic value on the date of grant, we presented pro forma share-based compensation expense for our stock option program in the notes to our financial statements. We have elected to use the modified prospective application method of implementing SFAS 123R, which does not require restatement of prior periods. Under the modified prospective application method, awards that are granted, modified, or settled after adoption of SFAS 123R are prospectively measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the adoption of SFAS 123R will continue to be accounted for in accordance with SFAS 123, except that the fair value amounts are recognized in the statement of operations and are subject to the forfeiture provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R in the first quarter of 2006.

        SFAS 123R requires a determination of excess tax benefits available to absorb related share-based compensation. FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

of Share-Based Payment Awards ("FSP 123R-3"), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening balance. We have adopted such alternative method provisions to calculate the beginning balance of the excess tax benefits. This adoption did not have any impact on our financial statements.

        The effect of adoption of SFAS 123R in 2006 was an additional expense of $6.1 million pretax, $4.4 million after tax, or $0.02 per diluted share. (See Note 14.)

        The following table illustrates the pro forma effects for the year ended December 25, 2005, if the Company followed the fair value provisions of SFAS 123R during such period (per share amounts adjusted to give effect to the 2-for-1 stock split effective October 3, 2007):

Year ended December 25, 2005
(In thousands, except per share data)
Net income, as reported	$134,944
Add: total stock-based compensation expense, net of related tax	14,978
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of related tax	(65,327)

Pro forma net income	$84,595

Net income per share:
Basic—as reported	$0.85
Basic—pro forma	$0.53
Diluted—as reported	$0.84
Diluted—pro forma	$0.53

FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143"

        In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," ("FIN 47") which clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair market value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

        We adopted FIN 47 on December 25, 2005, which resulted in an increase to properties of $0.5 million, goodwill of $2.2 million, minority interest of $1.1 million, and liabilities of $9.6 million related to asset retirement obligations. For asset retirement obligations related to the properties

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

acquired in the acquisition of Molson Inc. as of February 9, 2005, such obligations increased the goodwill amounts recognized upon the acquisition by $2.2 million as such properties were recorded at the appraised fair market value at the acquisition date. These asset retirement obligations relate primarily to clean-up, removal, or replacement activities and related costs for asbestos, coolants, waste water, oils and other contaminants contained that maybe within our manufacturing properties.

        The adoption of FIN 47 was reflected in our financial statements as the cumulative effect of the change in accounting principle with the catch-up adjustment of $3.7 million, net of tax benefit of $2.2 million, in the 2005 statement of operations. This adjustment represents a depreciation charge and an accretion of a liability from the time the obligation originated, which is either from the time of the acquisition or the construction of related long-lived assets, through December 25, 2005.

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

New Accounting Pronouncements

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157) which, in part, is effective for us beginning in fiscal year 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2 "Effective Date of FASB Statement No. 157." FSP 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective day delay under FSP 157-2, the effective day to adopt the fair value provisions for us will be the first quarter of 2009. While FSP 157-c has not been finalized or approved, it clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Based upon our evaluation of the statements and subsequent pronouncements issued to date, we believe that the adoption of the statement for financial assets and liabilities routinely measured and recorded or disclosed at their fair values, will not have a significant impact on the determination or reporting of our financial results. The company is currently evaluating the impacts, if any, the adoption of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115"

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We do not intend to adopt the fair value measurement provisions of SFAS 159.

SFAS No. 141R "Business Combinations"

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2008. This Statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

Proposed Accounting Pronouncements

Proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        The FASB in August 2007 proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

("FSP APB 14-a"). The proposed FSP APB 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 are within the scope of the proposed FSP APB 14-a; therefore if FSP APB 14-a is issued as proposed, we would be required to record the debt portions of our 2.5% Convertible Senior Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. If the FSP APB 14-a is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant. As currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and would be applied retrospectively to all periods presented. FSP APB 14-a is currently in redeliberation with the FASB following the end of its comment period in October 2007. The final content and effective date of the FSP APB 14-a are dependent upon future FASB action on this matter.

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

        The following unaudited, pro forma information shows the results of our operations for the year ended December 25, 2005, as if the Merger had occurred at the beginning of the period. The pro forma results for 2005 include special charges of $169.3 million, consisting of post-Merger charges and Merger-related charges incurred by Molson prior to February 9, 2005.

Year ended December 25, 2005 (Pro forma)
(In millions, except per share amounts)
Net sales	$5,613.1
Income from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	$290.3
Net income	$93.4
Basic net income per share	$0.56
Diluted net income per share	$0.55

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Molson Merger (Continued)

Allocation of Purchase Price

        The Merger's equity consideration was valued at $3.6 billion, including the exchange of 93.4 million equivalent shares of stock at a market price of $37.63 per share, the exchange of stock options valued at $4.0 million, and Merger-related costs incurred by Coors, of which $16.0 million was incurred prior to the Merger. Coors was considered the accounting acquirer in the Merger, requiring the purchase consideration to be allocated to Molson's and Kaiser's (now presented as discontinued operations) assets and liabilities based upon their fair values, with the residual to goodwill.

3. Segment and Geographic Information

        Our reporting segments are driven by geographic regions, which are the basis on which our chief operating decision maker evaluates the performance of the business. The Company operates in the reporting segments listed below. Our Brazil segment, which was composed of Kaiser, was sold in 2006, and is reflected as a discontinued operation.

Canada

        The Canada segment consists of our production, marketing and sales of the Molson and Coors Light brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, BRI (consolidated under FIN 46R); and our joint venture arrangement (accounted as an equity investment) related to the distribution of beer in the western provinces, Brewers' Distributor Ltd. ("BDL"). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club.

        We have an agreement with Heineken N.V. (Netherlands) that grants us the right to import, market, and sell Heineken products throughout Canada and with Miller Brewing Co., to brew, market, and sell several Miller brands, and distribute and sell imported Miller brands. We also have the right to contract brew and package Asahi for the U.S. market.

        On November 20, 2007, Molson and Grupo Modelo, S.A.B. de C.V. announced that they signed a letter of intent to establish a long-term joint venture to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Effective January 1, 2008, both parties have established the joint venture pursuant to executed legally binding definitive agreements. Under the new arrangement, Molson's sales team will be responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively tap into the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. Modelo will also benefit from Molson's extensive sales and marketing expertise and unparalleled distribution network in Canada.

United States (U.S.)

        The U.S. segment consists of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and its territories, its military bases worldwide, Mexico, and the Caribbean; Coors Distributing Company, which consists of Company-owned beer distributorships in Colorado and Idaho; and Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC") joint ventures consolidated under FIN 46R.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment and Geographic Information (Continued)

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company, in a joint venture ("MillerCoors"). The parties signed a definitive joint venture agreement on December 20, 2007. See discussion in Note 22.

Europe

        The Europe segment consists of our production, marketing and sales of the CBL brands, principally in the U.K.; our joint venture arrangement relating to the production and distribution of Grolsch (consolidated under FIN 46R) in the U.K. and the Republic of Ireland; our joint venture arrangement for the physical distribution of products throughout Great Britain ("Tradeteam") and sales of Molson Coors brands in Asia and other export markets.

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

        The following tables represent consolidated net sales, consolidated interest expense, consolidated interest income, and reconciliations of amounts shown as income (loss) from continuing operations before income taxes and after pre-tax minority interests for each segment, to income (loss) from continuing operations before income taxes and income from continuing operations shown on the consolidated statements of operations:

	Year ended December 30, 2007
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,913,175	$2,764,976	$1,506,945	$5,496	$6,190,592
Interest expense	$—	$—	$—	$(126,462)	$(126,462)
Interest income	$—	$—	$11,459	$15,128	$26,587
Debt extinguishment costs	$—	$—	$—	$(24,478)	$(24,478)
Income (loss) from continuing operations before income taxes and minority interests	$426,939	$285,836	$82,124	$(260,521)	$534,378
Income tax expense					(4,186)

Income before minority interests					530,192
Minority interests					(15,318)

Income from continuing operations					$514,874

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment and Geographic Information (Continued)

	Year ended December 31, 2006
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,793,608	$2,619,879	$1,426,337	$5,161	$5,844,985
Interest expense	$—	$—	$—	$(143,070)	$(143,070)
Interest income	$—	$—	$11,687	$4,602	$16,289
Income (loss) from continuing operations before income taxes and minority interests	$483,267	$159,072	$83,832	$(254,121)	$472,050

Income tax expense					(82,405)

Income before minority interests					389,645
Minority interests					(16,089)

Income from continuing operations					$373,556

	Year ended December 25, 2005
	Canada	U.S.	Europe	Corporate	Consolidated
	(In thousands)
Net sales	$1,527,306	$2,474,956	$1,501,299	$3,345	$5,506,906
Interest expense	$—	$—	$—	$(131,106)	$(131,106)
Interest income	$—	$—	$12,978	$4,525	$17,503
Income (loss) from continuing operations before income taxes and minority interests	$351,558	$142,043	$66,549	$(264,949)	$295,201

Income tax expense					(50,264)

Income before minority interests					244,937
Minority interests					(14,491)

Income from continuing operations					$230,446

        The following table represents total assets by reporting segment:

	As of
	December 30, 2007	December 31, 2006
	(in thousands)
Canada	$7,378,624	$5,999,733
United States	2,831,237	2,576,547
Europe	2,883,877	2,868,462
Corporate	347,190	149,714
Discontinued operations	10,638	8,957

Consolidated total assets	$13,451,566	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment and Geographic Information (Continued)

        The following table represents cash flow information by segment:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Depreciation and amortization(1):
Canada	$139,863	$140,840	$108,031
United States	97,422	187,482	172,870
Europe	105,603	108,459	111,802
Corporate	2,955	1,573	111

Consolidated depreciation and amortization	$345,843	$438,354	$392,814

Capital expenditures(2):
Canada	$95,742	$89,452	$120,476
United States	142,538	286,613	198,600
Europe	181,822	64,185	86,601
Corporate	8,247	6,126	368

Consolidated capital expenditures	$428,349	$446,376	$406,045

(1)
Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Capital expenditures include additions to properties and intangible assets, excluding assets acquired in the Merger.

        The following table represents sales by geographic segment:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Net sales to unaffiliated customers(1):
Canada	$1,877,602	$1,752,264	$1,525,900
United States and its territories	2,757,811	2,612,240	2,467,738
United Kingdom	1,417,992	1,324,489	1,418,407
Other foreign countries	137,187	155,992	94,861

Consolidated net sales	$6,190,592	$5,844,985	$5,506,906

(1)
Net sales attributed to geographic areas is based on the location of the customer.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment and Geographic Information (Continued)

        The following table represents long-lived assets by geographic segment:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Long-lived assets(1):
Canada	$1,056,566	$914,403
United States and its territories	1,037,093	989,100
United Kingdom	602,064	517,672
Other foreign countries	430	309

Consolidated long-lived assets	$2,696,153	$2,421,484

    (1)
    Long-lived assets include net properties and are based on geographic location of the long-lived assets.

4. Discontinued Operations

        On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68.0 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. Kaiser represented our previously-reported Brazil operating segment that we acquired on February 9, 2005 as part of the Merger. We retained a 15% interest in Kaiser throughout most of 2006, which we accounted for under the cost method, and had one seat out of seven on its board. Another brewer held a 17% equity interest in the Kaiser business at the time of this transaction. As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January 2009 and at fair market value thereafter. The value of the put option favorably impacted the calculation of the loss on the sale of Kaiser recorded in the first quarter of 2006. During the fourth quarter of 2006, we exercised the put option on our remaining 15% interest which had a carrying value of $2.0 million at the time of the sale, and received a cash payment of $15.7 million, including $0.6 million of accrued interest. As a result, we had no ownership interest remaining in Kaiser as of December 31, 2006. We sold Kaiser to allow us to focus on our Canada, United States and Europe markets. Prior to the acquisition of 68% of Kaiser, FEMSA was, and remains, the largest distributor of Kaiser products in Brazil. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser (See Note 20).

        For the periods we had a controlling interest, Kaiser had $57.8 million and $244.7 million of net sales and $2.3 million and $100.5 million of pre-tax losses during the years ended December 31, 2006 and December 25, 2005, respectively. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, since we reported Kaiser's results one month in arrears. The 2005 period included the period between February 9, 2005 (the date of the Merger) and November 30, 2005, again due to our reporting Kaiser one month in arrears in 2005. The accounting for our interest in Kaiser changed after the reduction in our ownership in January 2006, resulting in accounting for our

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006.

        The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 30, 2007	December 31, 2006	December 31, 2005
	(In thousands)
Loss from operations of Kaiser prior to sale on January 13, 2006 Kaiser	$—	$2,293	$91,826
(Gain) loss on sale of 68% Kaiser(1)	(2,693)	2,797	—
Loss on exercise of put option on remaining 15% interest in Kaiser(2)	—	4,447	—
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense (See Note 20)	20,375	2,988	—

Loss from discontinued operations, tax affected	$17,682	$12,525	$91,826

(1)
The $2.7 million gain recognized in 2007 resulted from a deferred tax liability adjustment related to the Kaiser transaction.

(2)
The net loss resulted from a gain of $13.6 million, representing the excess of proceeds over the carrying value of the put option and a $18.0 million loss from the increase in indemnity liabilities due to disposition of remaining ownership interest.

        As of December 30, 2007, included in current and non-current assets of discontinued operations on the balance sheet are $5.5 million and $5.1 million, respectively, of deferred tax assets associated with these indemnity liabilities. In addition to the indemnity liabilities discussed above, current liabilities of discontinued operations include deferred tax liabilities of $10.6 million, as of the 2007 fiscal-year end.

        As of December 31, 2006, included in current and non-current assets of discontinued operations on the balance sheet are $4.6 million and $4.3 million, respectively, of deferred tax assets associated with these indemnity liabilities. In addition to the indemnity liabilities discussed above, current liabilities of discontinued operations include deferred tax liabilities of $8.9 million, as of the 2006 fiscal-year end.

5. Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 ("FIN 46R") expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIE"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have investments in VIEs, of which we are the primary beneficiary. These include Brewers' Retail Inc. ("BRI") (effective with the Merger on February 9, 2005), Rocky Mountain Metal Container, Rocky Mountain Bottle Company, and Grolsch (U.K.) Limited. Accordingly, we have consolidated these four joint ventures.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Variable Interest Entities (Continued)

Brewers' Retail Inc.

        Brewers' Retail Inc. is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by Molson, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At December 30, 2007, our ownership percentage was approximately 52%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt of approximately $215 million and $184 million and pension liabilities of approximately $42 million and $49 million, respectively, at December 30, 2007 and December 31, 2006, respectively.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. We have a can and end supply agreement with RMMC. Under this agreement, RMMC supplies us with substantially all the can and end requirements for our Golden brewery. RMMC manufactures these cans and ends at our manufacturing facilities, which RMMC is operating under a use and license agreement. RMMC is a non-taxable entity. Accordingly, income tax expense on the accompanying statements of operations only includes taxes related to our share of the joint venture income or loss. The Company is the guarantor of approximately $27.3 million and $32.0 million of RMMC debt at December 30, 2007 and December 31, 2006, respectively.

Rocky Mountain Bottle Company

        RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. ("Owens") in which we hold a 50% interest. RMBC produces glass bottles at our glass manufacturing facility for use at our Golden brewery. Under this agreement, RMBC supplies our bottle requirements, and Owens has a contract to supply the majority of our bottle requirements not met by RMBC. RMBC is a non-taxable entity. Accordingly, income tax expense in our consolidated statements of operations only includes taxes related to our share of the joint venture income or loss.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Variable Interest Entities (Continued)

        The following summarizes the assets and results of operations of our consolidated joint ventures (including minority interests):

	For the years ended
	December 30, 2007			December 31, 2006			December 25, 2005
	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income
	(In thousands)
BRI	$442,704	$274,419	$2,212	$332,613	$263,570	$136	$324,160	$180,562	$—
RMMC	$66,498	$295,114	$5,809	$66,427	$245,371	$12,346	$54,411	$219,365	$8,925
RMBC	$40,998	$95,546	$20,206	$36,592	$96,009	$19,056	$42,756	$90,855	$15,438
Grolsch	$30,141	$77,583	$10,129	$39,219	$79,007	$11,531	$30,724	$76,045	$12,083

(1)
Excludes receivables from the Company.

(2)
Substantially all such sales are made to the Company (except for BRI), and as such, are eliminated in consolidation.

Suez Energy Generation NA

        In 1995, we sold a power plant located at the Golden, Colorado brewery to Suez Energy Generation NA, operating under the name of Colorado-Golden Energy Corp., formerly Trigen-Nations Colorado LLLP ("Suez"), including nearly all the fixed assets necessary to produce energy for the brewery operations. The majority of the power from the plant output is sold to CBC at rates consisting of fixed and variable components. We have no investment in Suez but, due to the nature of our relationship with Suez, we believe we may have a variable interest as defined by FIN 46R. We have no legal right or ability to receive or review Suez' financial information. As a result, after exhaustive efforts, we were unable to conclude as to whether Suez is a variable interest entity, and if so, whether we are the primary beneficiary as defined by FIN 46R. We incurred net expenses of $36.7 million, $41.3 million and $35.3 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively, under our agreement with Suez.

6. Other Income (Expense), net

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
(Loss) gain on disposals of non-operating long-lived assets	$(342)	$8,730	$(2,665)
Gain coincident with the sale of preferred equity holdings of Montréal Canadiens	—	8,984	—
Gain on sale of House of Blues Canada equity investment	16,694	—	—
Equity in income (loss) of unconsolidated affiliates, net	4,318	3,911	(9,429)
(Loss) gain from foreign exchange and derivatives	(1,553)	(2,555)	3,454
Asset impairments	(1,706)	—	(1,259)
Loss on non-operating leases	(1,773)	(1,898)	(4,718)
Other, net	2,024	564	1,372

Other income (expense), net	$17,662	$17,736	$(13,245)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Income (Expense), net (Continued)

Montréal Canadiens Preferred Equity Holdings Sale

        During the third quarter of 2006, entities which control and own a majority of the Montréal Canadiens hockey club ("Club") purchased the preferred equity holdings in the Club held by Molson. In addition, Molson was released from a direct guarantee associated with the Club's debt financing and as a result our financial risk profile improved. We have re-evaluated our risk related to all guarantees that the Company continues to provide, specifically under the NHL Consent Agreement and the Bell Centre land lease guarantees, which resulted in an approximate $9.0 million income benefit in the third quarter 2006 associated with the reduction in the value attributable to such guarantee liabilities. Total proceeds coincident with the sale of preferred equity holdings of the Club were $36.5 million (CAD $41.6 million). The preferred equity holdings at the time of sale had a carrying value of $35.6 million, excluding guarantees. Molson continues to retain a 19.9% common equity interest in the Club as well as Board representation. We will continue to apply the equity method of accounting to our investment in the Club.

7. Income Taxes

        The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Domestic	$378,371	$(50,543)	$(49,369)
Foreign	156,007	522,593	344,570

Total	$534,378	$472,050	$295,201

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Current:
Federal	$69,850	$24,503	$33,017
State	6,509	(331)	1,963
Foreign	25,775	56,865	38,333

Total current tax expense	102,134	81,037	73,313

Deferred:
Federal	(15,698)	(7,581)	(77,159)
State	(759)	(2,987)	(3,965)
Foreign	(81,491)	11,936	58,075

Total deferred tax (benefit) expense	(97,948)	1,368	(23,049)

Total income tax expense from continuing operations	$4,186	$82,405	$50,264

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	0.8%	(0.3)%	0.4%
Effect of foreign tax rates	(17.6)%	(7.8)%	(7.8)%
Effect of foreign tax law and rate changes	(15.1)%	(14.5)%	—
Effect of treating all past foreign subsidiary earnings as permanently reinvested	—	—	(11.8)%
Other, net	(2.3)%	5.1%	1.2%

Effective tax rate	0.8%	17.5%	17.0%

        Our deferred taxes are composed of the following:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Current deferred tax assets:
Compensation related obligations	$12,780	$12,193
Postretirement benefits	6,813	—
Accrued liabilities and other	43,342	33,760
Valuation allowance	(383)	(85)

Total current deferred tax assets	62,552	45,868

Current deferred tax liabilities:
Partnership investments	148,364	135,997
Balance sheet reserves and accruals	16,272	14,375
Other	620	5,348

Total current deferred tax liabilities	165,256	155,720

Net current deferred tax assets(1)	$—	$—

Net current deferred tax liabilities(1)	$102,704	$109,852

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

Non-current deferred tax assets:
Compensation related obligations	$111,567	$89,635
Postretirement benefits	149,635	178,347
Foreign exchange losses	280,964	104,409
Deferred foreign tax credits	4,200	—
Tax loss carryforwards	27,111	39,848
Accrued liabilities and other	26,795	46,381
Hedging	1,587	—
Valuation allowance	(21,216)	(18,722)

Total non-current deferred tax assets	580,643	439,898

Non-current deferred tax liabilities:
Fixed assets	158,686	226,844
Partnership investments	15,210	16,243
Intangibles	659,622	654,370
Hedging	15,595	5,074
Other	—	13,018

Total non-current deferred tax liabilities	849,113	915,549

Net non-current deferred tax asset(1)	$—	$—

Net non-current deferred tax liability(1)	$268,470	$475,651

(1)
Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Domestic net current deferred tax assets	$17,901	$6,477
Foreign net current deferred tax liabilities	120,605	116,329

Net current deferred tax liabilities	$102,704	$109,852

Domestic net non-current deferred tax assets	$336,907	$131,349
Foreign net non-current deferred tax liabilities	605,377	607,000

Net non-current deferred tax liabilities	$268,470	$475,651

        Our full year effective tax rate was approximately 1% in 2007, 17% in both 2006 and 2005. Our 2007 and 2006 effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following: lower effective income tax rates applicable to our Canadian and U.K. businesses, and one time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes. Our 2005 effective tax rate was lower than

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

the federal statutory rate of 35% primarily due to lower income tax rates applicable to our Canadian and U.K. businesses and a one time benefit resulting from the reversal of a previously recognized deferred tax liability due to our election to treat our portion of all foreign subsidiary earnings through December 25, 2005, as permanently reinvested under the accounting guidance of APB 23 "Accounting for Income Taxes-Special Areas" and SFAS 109 "Accounting for Income Taxes."

        The Company has U.S. federal and state net operating losses and foreign tax credit carryforwards. The tax effect of these attributes is $7.0 million at December 30, 2007, and $2.7 million at December 31, 2006, which will expire between 2008 and 2028. The Company believes that a portion of the deferred tax asset attributable to these losses and credit carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $6.9 million and $1.3 million at December 30, 2007, and December 31, 2006, respectively. The change in valuation allowance from December 31, 2006 to December 30, 2007, is primarily attributable to the limitation of foreign tax credits resulting from unrecognized tax benefits. In addition, the Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $12.4 million at December 30, 2007 and $25 million at December 31, 2006. The Canadian loss carryforwards will expire between 2013 through 2027. The Company believes that a portion of the deferred tax asset attributable to the Canadian loss carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $2.7 million and $5.3 million and December 30, 2007 and December 31, 2006, respectively. The change from December 31, 2006 to December 30, 2007, is attributable to the closing of the federal audit and revaluing the deferred tax asset accordingly. In addition, the Company has U.K. capital loss carryforwards. The tax effect of these attributes was $12.0 million at December 30, 2007, and $12.2 million at December 31, 2006. The U.K. capital loss carryforwards do not have a limit in time to be used; however, the Company believes that the deferred tax asset associated with these U.K. loss carryforwards is not, more likely than not, to be realized and has established a valuation allowance for the full amount, $12.0 million and $12.2 million at December 30, 2007 and December 31, 2006, respectively. The change from December 31, 2006 to December 30, 2007, is attributable to revaluing the deferred tax asset associated with the capital loss carryforwards as a result of the U.K. income tax rate reduction.

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. On January 1, 2007, we adopted the provisions of FIN 48, and we recognized an approximate $132.1 million increase in liabilities for uncertain tax positions. As a result, as of January 1, 2007, we had $297.4 million of unrecognized tax benefits. Since January 1, 2007, unrecognized tax benefits decreased by $11.2 million. This reduction represents the net of increases due to fluctuation in foreign exchange rates, additional unrecognized tax benefits, accrued penalties, and interest accrued for the current year and decreases primarily due to tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during 2007, resulting in total unrecognized tax benefits of $286.2 million as of December 30, 2007. Approximately $267 million would, if recognized, affect the effective tax rate. During 2008, the Company expects to recognize a $50 to $60 million income tax benefit due to a reduction in unrecognized tax benefits. This income tax benefit is primarily due to penalties and interest associated with issues subject to audits that we believe are going to close in the next year. We note, however, that there are other pending tax law changes in Canada that if enacted, would result in an approximate $120 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

would be recognized to the income tax provision in the quarter in which the bill is enacted. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Anticipated interest and penalty payments of $53.1 million were accrued as of December 30, 2007, in unrecognized tax benefits. For the year ended December 30, 2007, we recognized an income tax benefit of $20.9 million for the net reduction of interest and penalties on unrecognized tax benefits.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$269,339
Additions for tax positions related to the current year	32,742
Additions for tax positions of prior years	18,253
Reductions for tax positions of prior years	(61,193)
Settlements	(18,218)
Release due to statute expiration	(2,233)
Foreign currency adjustment	29,801

Balance at December 30, 2007	$268,491

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 and 2006 tax years and we expect the examination to conclude in late 2008. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 transactions in the current year. Tax years through 2003 are closed or have been effectively settled through examination in Canada. Tax year 2004 is currently under examination in Canada and is expected to settle in late 2008. Tax years through 2001 are closed or have been effectively settled through examination in the U.K. We are currently under examination for tax years 2002 through 2004 in the U.K. and expect the examinations to conclude in early 2008. Tax years through 2005 are closed or have been effectively settled through examination in the Netherlands.

        We have elected to treat our portion of all foreign subsidiary earnings through December 30, 2007 as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. As of December 30, 2007, approximately $1.1 billion of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company's intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

8. Special Items, net

        We have incurred charges or gains that are not indicative of our core operations. As such, we have separately classified these costs as special operating items.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

        We have incurred charges or gains that are not indicative of our core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below details special items recorded in the previous three years, by program.

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(in thousands)
Canada—Edmonton brewery asset impairment charge	$31,940	$—	$—
Canada—Foster's distribution right intangible asset impairment charge	24,131	—	—
Canada.—Restructuring and related costs associated with the Edmonton brewery closure	14,573	—	—
Canada—Restructuring charge	4,515	—	5,161
U.S.—Costs associated with the proposed MillerCoors joint venture	6,724	—	—
U.S.—Other restructuring charges	2,768	—	—
U.S.—Memphis brewery accelerated depreciation	—	60,463	36,471
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	—	12,517	6,610
U.S.—Memphis brewery pension withdrawal cost	—	3,080	25,000
U.S.—Insurance recovery—environmental	—	(2,408)	—
Europe—Gains on disposals of long-lived assets	—	—	(2,980)
Europe—Restructuring charge	10,187	13,042	14,332
Europe—Pension curtailment gain	—	(5,261)	—
Europe—Other, including certain exit costs	3,917	1,253	2,489
Corporate—(Gain) loss on change in control agreements for Coors executives	(502)	(5,282)	38,802
Corporate—Other severance costs for Molson executives	—	—	14,555
Corporate—Costs associated with the proposed MillerCoors joint venture	13,941	—	—
Corporate—Other costs	—	—	4,952

Total special items	$112,194	$77,404	$145,392

Canada Segment

        In 2007, we closed our brewery in Edmonton, Alberta, and transferred the facility's production to our other breweries in Canada. We recorded a pretax non-cash impairment charge of approximately $31.9 million in the third quarter of 2007 associated with the carrying amount of fixed assets at the Edmonton brewery in excess of estimated market value. Current plans are to demolish the building and sell the land, which has a carrying value of $10.1 million as of December 30, 2007. Approximately 130 employees were impacted by the brewery's closure. We recognized $6.1 million for severance and other

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

employee related costs and $8.5 million of other costs associated with the brewery's closure in 2007. We expect to incur additional minimal costs associated with the Edmonton brewery closure in 2008.

        In May 2007, we also recognized an intangible asset impairment charge of $24.1 million as a result of the Foster's contract termination. See Note 12 for further discussion.

        In the first quarter of 2007, the Canada segment initiated a restructuring program focused on labor savings across production, sales, and general and administrative functions, as well as on the reduction of overhead expenses. We recognized $4.5 million for severance and other related costs throughout the course of the year. The restructuring program resulted in a reduction of 126 full-time employees in 2007, and we expect to fully realize the restructuring program benefits in 2008.

        The Canada segment restructured its sales and marketing organizations in the fourth quarter of 2005, and recorded $0.8 million of asset write-offs and lease exit costs, and $4.4 million of severance and other exit costs. The restructuring efforts impacted 46 employees.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In thousands)
Balance at December 26, 2004	$—
Charges incurred	4,443
Payments made	(580)
Foreign currency and other adjustments	(13)

Balance at December 25, 2005	$3,850
Charges incurred	—
Payments made	(3,209)
Foreign currency and other adjustments	(33)

Balance at December 31, 2006	$608
Charges incurred	10,051
Payments made	(7,240)
Foreign currency and other adjustments	764

Balance at December 30, 2007	$4,183

U.S. Segment

        In the third quarter of 2007, the U.S. segment began a restructuring program focused on labor savings across supply chain functions. We recognized $2.8 million of expense for severance and other employee related costs in 2007 related to a reduction of 34 full-time employees and we expect to realize the restructuring program benefits in less than one year. Also in 2007, we incurred $6.7 million of employee retention costs in anticipation of the proposed MillerCoors joint venture.

        In 2006, the U.S. segment recognized $73.7 million of net special items. $60.5 million of these items related to accelerated depreciation and impairments of fixed assets, $3.1 million of additional costs related to our to withdrawal from the Memphis hourly workers multi-employer pension plan (which was paid in the third quarter of 2007) and $12.5 million related to employee termination costs and other incremental costs that were the direct result of the Memphis plant closure. The Memphis

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

plant was closed and sold during the third quarter of 2006 (see below). U.S. segment special items in 2006 were partially offset by the benefit of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. The cash received did not impact our estimated environmental liability associated with this site.

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

        The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 26, 2004	$—	$—	$—
Charges incurred	29,475	1,800	31,275
Payments made	(1,875)	(1,800)	(3,675)

Balance at December 25, 2005	$27,600	$—	$27,600
Charges incurred	9,763	4,614	14,377
Payments made	(9,718)	(4,173)	(13,891)

Balance at December 31, 2006	$27,645	$441	$28,086
Charges incurred	2,768	—	2,768
Payments made	(27,832)	(441)	(28,273)

Balance at December 30, 2007	$2,581	$—	$2,581

        The liability for severance and other employee-related costs in 2006 included a $27.6 million estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our Memphis brewery and was paid in September 2007. All production from the Memphis location was relocated to a different Company-owned facility or outsourced. The Memphis brewery was sold in September 2006 to an investment group led by a former employee. The Memphis brewery assets were depreciated to a value that approximated the sale price; therefore, the loss from the final disposition of the assets and liabilities associated with Memphis was insignificant. We entered into a distribution agreement with the new Memphis brewery owners. Management believes that the terms of the sale of the Memphis plant and three-year distribution agreement are market reflective arms-length.

Europe Segment

        The Europe segment recognized special items of $14.1 million, $9.0 million, and $13.8 million in 2007, 2006, and 2005, respectively. Both of these special charges in 2007 and 2006 were predominantly employee termination costs associated with supply chain and back-office restructuring efforts in the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

U.K. As a result, we have reduced levels by a further 85 employees in 2007 in which we expect to realize the restructuring plan benefits in just over one year. In addition, we recognized increased liabilities in recognition of an existing pension benefit obligation in accordance with U.K. law of $3.9 million during the third quarter of 2007.

        The 2006 net items were comprised of $13.0 million of employee termination costs associated with the U.K. supply chain and back office restructuring efforts and $1.3 million of costs associated with exiting the Russia market, partially offset by a $5.3 million pension curtailment gain. The pension curtailment resulted from changes in the plan and reductions in headcount from restructuring efforts and is discussed in Note 16. The 2005 special items reflect $14.3 million of employee termination costs and asset impairment charges of $2.5 million, partly offset by $3.0 million of income associated with long-lived assets, consisting of gains on sales of assets and a one-time development profit on the sale of real estate formerly held by the company.

        During 2006, the supply chain and back office restructuring efforts impacted approximately 250 and 120 employees, respectively. Pursuant to the restructuring plan, 263 employees terminated employment under the plan, during 2006. Charges for employee termination costs have, in some cases, been recognized over the course of the employees' remaining service period if there was a significant period of time between initial notification and termination of employment.

        The 2005 special items reflect $14.3 million of employee termination costs and asset impairment charges of $2.5 million, partly offset by $3.0 million of income associated with long-lived assets, consisting of gains on sales of assets and a one-time development profit on the sale of real estate formerly held by the company.

        The following summarizes the activity in the Europe segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In thousands)
Balance at December 26, 2004	$—	$—	$—
Charges incurred	14,120	185	14,305
Payments made	(3,367)	(185)	(3,552)
Foreign currency and other adjustments	282	—	282

Balance at December 25, 2005	$11,035	$—	$11,035
Charges incurred	13,403	456	13,859
Payments made	(21,450)	(487)	(21,937)
Foreign currency and other adjustments	1,028	31	1,059

Balance at December 31, 2006	$4,016	$—	$4,016
Charges incurred	10,187	—	10,187
Payments made	(11,799)	—	(11,799)
Foreign currency and other adjustments	74	—	74

Balance at December 30, 2007	$2,478	$—	$2,478

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

Corporate Costs

        The Corporate segment recognized net special expenses of $13.4 million, a special benefit of $5.3 million and special charges of $58.3 million in 2007,2006 and 2005, respectively. The costs reported as special items recorded in 2007 are associated with the proposed MillerCoors joint venture, and consist primarily of outside professional services. These charges were partially offset by a reversal of an excise tax accrual for an employee that exercised options under the control agreement following the Merger. The special items for 2006 were a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. We did not recognize a charge related to the floor provided on the exercise price of the stock options, as the stock price exceeded the floor price throughout 2007.

        Coors had agreements with executive officers, and certain other members of management, relating to a change of control of Coors (referred to above). The Merger, which occurred on February 9, 2005, constituted a change in control of Coors under these agreements. These employees were entitled to severance benefits if triggering events specified in the agreement occurred. Upon a triggering event, the officer would receive a multiple of annual salary and bonus and continued health, pension and life insurance benefits. For terminated officers, stock option exercises are subject to a floor market price equal to the price of Coors' stock on the date of the change of control ($36.75). This potential cash award is recorded as a liability and is marked to market each period with the change in MCBC's stock price, up to the price at the date of the Merger and has a five year term from February 2005 to February 2010. When the price of the Company's stock rises to the option floor, it results in a reduction of this liability. To the extent the Company's stock price falls below the Merger price, additional charges are necessary. We recorded zero and $5.9 million liability as of December 31, 2006 and December 25, 2005, respectively, related to stock option floor. The cost or benefit associated with the stock option exercise price floor is included in the statement of cash flows as share-based compensation as a non-cash increase or decrease to net income in determining cash flows from operating activities.

        The 2005 special items were associated with $31.8 million of severance and other benefits paid to twelve former Coors officers who exercised change in control rights, $6.9 million were a result of providing an exercise price floor on stock options, including additional payroll related taxes to be paid on behalf of a former Coors officer that exercised stock options under the change in control agreement associated with these potential awards, $14.6 million of severance and share-based compensation and benefits paid to two former Molson officers who left the Company during the second quarter of 2005 following the Merger, and $5.0 million of merger-related costs that did not qualify for capitalization under purchase accounting.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity

        Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in thousands)
Balances at December 26, 2004	2,521	72,785	—	—
Shares issued under equity compensation plans	—	2,428	—	—
Shares issued in the Merger with Molson, Inc.	134	24,250	4,874	64,320
Shares exchanged for common stock	36	24,042	(1,020)	(23,058)

Balances at December 25, 2005	2,691	123,505	3,854	41,262
Shares issued under equity compensation plans	—	2,742	—	—
Shares exchanged for common stock	(16)	6,970	(540)	(6,418)

Balances at December 31, 2006	2,675	133,217	3,314	34,844
Shares issued under equity compensation plans	—	6,704	—	—
Shares exchanged for common stock	—	9,717	2	(9,720)

Balances at December 30, 2007	2,675	149,638	3,316	25,124

Preferred Stock

        At December 30, 2007 and December 31, 2006, 25 million shares of no par value preferred stock were authorized but not issued.

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

        An affirmative vote is required of a majority of the votes entitled to be cast by the holders of the Class A common stock and special Class A voting stock (through which holders of Class A

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

Rights Upon Dissolution or Wind Up

        If Molson Coors liquidates, dissolves or winds up its affairs, the holders of Class A common stock, together with the holders of the Class B common stock, would be entitled to receive, after Molson Coors' creditors have been paid and the holders of any then outstanding series of preferred stock have received their liquidation preferences, all of the remaining assets of Molson Coors in proportion to their share holdings. Holders of Class A and Class B common stock would not have pre-emptive rights to acquire any securities of Molson Coors. The outstanding shares of Class A and Class B common stock would be fully paid and non-assessable.

Conversion Rights

        The Molson Coors certificate of incorporation provides for the right of holders of Class A common stock to convert their stock into Class B common stock on a one-for-one basis at any time.

Exchangeable Shares

        The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI") a wholly-owned subsidiary. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder in the Merger would have received if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.

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

  •
  in the case of a stock dividend declared on a corresponding share of Molson Coors common stock to be paid in shares of Molson Coors common stock, in the number of exchangeable shares of the relevant class for each exchangeable share that is equal to the number of shares of corresponding Molson Coors common stock to be paid on each corresponding share of Molson Coors common stock; or

  •
  in the case of a dividend declared on a corresponding share of Molson Coors common stock in any other type of property, in the type and amount of property as is economically equivalent as determined by MCCI's board of directors to the type and amount of property to be paid on each corresponding share of Molson Coors common stock.

        The declaration dates, record dates and payment dates for dividends on the exchangeable shares are the same as the relevant dates for the dividends on the shares of corresponding Molson Coors common stock.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, stock-only stock appreciation rights, restricted stock units, deferred stock units, performance shares, and limited stock appreciation rights ("LOSAR"). The dilutive effect of options, LOSARs, SOSARs, RSUs and DSUs, are calculated using the treasury stock method. Diluted net income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.

        The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 30, 2007	December 31, 2006(1)	December 25, 2005(1)
	(In thousands, except per share amounts)
Net income	$497,192	$361,031	$134,944

Weighted average shares for basic EPS	178,681	172,166	158,806
Effect of dilutive securities:
Options, LOSARs and SOSARs	2,487	1,018	994
RSUs and DSUs	269	128	272

Weighted average shares for diluted EPS	181,437	173,312	160,072

Basic income (loss) per share:
From continuing operations	$2.88	$2.17	$1.45
From discontinued operations	(0.10)	(0.07)	(0.58)
Cumulative effect of the change in accounting principle	—	—	(0.02)

Basic income per share	$2.78	$2.10	$0.85

Diluted income (loss) per share:
From continuing operations	$2.84	$2.16	$1.44
From discontinued operations	(0.10)	(0.08)	(0.57)
Cumulative effect of the change in accounting principle	—	—	(0.03)

Diluted income per share	$2.74	$2.08	$0.84

Dividends per share	$0.64	$0.64	$0.64

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	For the years ended
	December 30, 2007	December 31, 2006(1)	December 25, 2005(1)
	(In thousands)
Options, SOSARs and RSUs(2)	141	8,091	7,972
PSUs—2.1 million, 1.5 million outstanding at December 30, 2007 and December 31, 2006, respectively(3)	2,094	1,529	—
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 10.5 million at December 30, 2007(4)	5,741	—	—
Warrants to issue Class B common shares, 10.5 million at December 30, 2007(4)	5,741	—	—

	13,717	9,620	7,972

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

(2)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(3)
All necessary conditions required to be satisfied have not been met.

(4)
As discussed in Note 13, we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.76. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earning per share when our stock price reaches $70.09. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.76 and $70.09 would be anti-dilutive and excluded from any calculations of earnings per share.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Properties

        The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Land and improvements	$233,482	$208,717
Buildings and improvements	1,069,826	969,405
Machinery and equipment	3,422,497	2,849,074
Furniture and fixtures	569,834	612,876
Natural resource properties	6,012	6,012
Construction in progress	109,639	390,400

Total properties cost	5,411,290	5,036,484
Less accumulated depreciation and amortization	(2,715,137)	(2,615,000)

Net properties	$2,696,153	$2,421,484

        Depreciation expense was $283.4 million, $363.0 million and $326.4 million for fiscal years 2007, 2006 and 2005, respectively. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method or estimated useful life, whichever is shorter over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

        CBL owns and maintains the dispensing equipment in on-premise retail outlets. Dispensing equipment that transfers the beer from the keg in the cellar to the glass is capitalized at cost upon installation and depreciated on a straight-line basis over lives of up to 7 years, depending on the nature and usage of the equipment. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

        In the first quarter of 2007, we completed a re-evaluation of the estimated useful lives of a substantial portion of our property, plant and equipment on a global basis, in light of improvements in maintenance, new technology and changes in expected patterns of usage.

        The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment:

	Useful Economic Lives as of January 1, 2007	Useful Economic Lives as of December 31, 2006
Buildings and improvements	20-40 years	10-40 years
Machinery and equipment	3-25 years	3-20 years
Furniture and fixtures	3-10 years	3-10 years

        These changes in depreciable lives are reflected as a change in estimate and are being recognized prospectively beginning in the first quarter of 2007. These changes to existing depreciating property,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Properties (Continued)

plant and equipment as of January 1, 2007, resulted in a reduction of approximately $34.1 million in our consolidated depreciation expense for the year ended December 30, 2007.

12. Goodwill and Intangible Assets

        The following summarizes the changes in goodwill:

	For the years ended
	December 30, 2007	December 31, 2006
	(In thousands)
Balance at beginning of year	$2,968,676	$2,871,320
Foreign currency translation	362,941	120,751
Goodwill arising upon acquisition of an on-premise distribution business in the U.K.	22,147	—
Adoption of FIN 48 (See Notes 1 and 7)	2,278	—
Unrecognized tax benefits adjustments subsequent to adoption of FIN 48	(9,587)	—
Deferred tax purchase accounting adjustments	31	—
Adjustments related to merger with Molson Inc.	—	(23,395)

Balance at end of year	$3,346,486	$2,968,676

        Goodwill was allocated between our reportable segments as follows:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Canada	$1,066,470	$724,196
United States	1,347,038	1,350,571
Europe	932,978	893,909

Consolidated	$3,346,486	$2,968,676

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2007 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of December 30, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3-35	$320,253	$(121,153)	$199,100
Distribution rights	2-23	363,382	(164,865)	198,517
Patents and technology and distribution channels	3-10	35,406	(20,692)	14,714
Other	5-34	11,738	(5,357)	6,381
Intangible assets not subject to amortization:
Brands	Indefinite	3,561,103	—	3,561,103
Distribution networks	Indefinite	1,030,474	—	1,030,474
Other	Indefinite	29,074	—	29,074

Total		$5,351,430	$(312,067)	$5,039,363

        The following table presents details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In thousands)
Intangible assets subject to amortization:
Brands	3-35	$288,681	$(94,465)	$194,216
Distribution rights	2-23	334,342	(104,595)	229,747
Patents and technology and distribution channels	3-10	32,289	(17,754)	14,535
Other	5-34	11,737	(5,053)	6,684
Intangible assets not subject to amortization:
Brands	Indefinite	3,054,144	—	3,054,144
Distribution networks	Indefinite	867,672	—	867,672
Other	Indefinite	28,296	—	28,296

Total		$4,617,161	$(221,867)	$4,395,294

        The incremental change in the gross carrying amounts of intangibles from December 31, 2006 to December 30, 2007, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies, specifically, the Canadian dollar (CAD) and the British pound sterling (GBP).

        In May 2007, we received a court ruling recognizing the validity of the Foster's Group Limited (Foster's) termination notice purporting to provide twelve months' notice of its intention to terminate the Foster's U.S. License Agreement due to the Merger in 2005. As a result of this notice, we evaluated the fair value of the amortizable distribution right intangible asset, as computed, utilizing undiscounted cash flows, compared to its present carrying value. Based on this evaluation, we recorded an impairment charge of $24.1 million in the second quarter of 2007. The charge is included in the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

special items, net caption in the accompanying consolidated statements of operations for the year ended December 30, 2007. See Note 8 for summary of special items.

        Based on foreign exchange rates as of December 30, 2007, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In thousands)
2008	$46,985
2009	$46,985
2010	$46,985
2011	$45,513
2012	$31,946

        Amortization expense of intangible assets was $62.4 million, $75.4 million and $66.4 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

13. Debt and Credit Arrangements

        Our total long-term borrowings as of December 30, 2007 and December 31, 2006, were composed of the following:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Senior notes:
U.S. $225 million 6.375% due 2012(1)	$231,662	$847,705
U.S. $300 million 4.85% due 2010(2)	300,000	300,000
CAN $900 million 5% due 2015(2)	915,008	770,254
Convertible debt 2.5% due 2013(3)	575,000	—
Commercial paper(4)	—	—
Credit facility(5)	—	—
Other notes payable issued by:
RMMC joint venture 7.2% due 2013	27,273	31,818
BRI joint venture 7.5% due 2015	215,879	184,077

Total long-term debt (including current portion)	2,264,822	2,133,854
Less: current portion of long-term debt	(4,226)	(4,009)

Total long-term debt	$2,260,596	$2,129,845

(1)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6.375% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make-whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. Net proceeds from the sale of the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

  notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms. On July 11, 2007, we repurchased $625.0 million aggregate principal amount of our 6.375% $850 million Senior Notes due 2012. The cash consideration paid of approximately $651 million included principal amounts of notes purchased and accrued but unpaid interest up to, but not including, the settlement date. The cash consideration paid also included an early tender payment of $20.00 for each $1,000 principal amount of Senior Notes tendered on or before June 22, 2007. This amount was in addition to the principal amounts of notes and interest, if any, paid to the bond holders whose bonds were repurchased. This early extinguishment of debt resulted in a charge of approximately $24.5 million in the third quarter of 2007. The loss comprised a $14.1 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $6.6 million incentive payment to note holders for early tendering of the notes, and a $3.8 million write-off of the proportionate amount of unamortized discount and issuance fees associated with the extinguished debt. The debt extinguishment was funded, in part, with proceeds from the issuance of $575 million aggregate principal amount of 2.5% Convertible Senior Notes, issued on June 15, 2007. The remaining source of funds for the early extinguishment was existing cash resources.

(2)
On September 22, 2005, Molson Coors Capital Finance ULC (MCCF) a Nova Scotia entity and Molson Coors International, LP, a Delaware partnership who are both wholly owned subsidiaries of MCBC issued 10-year and 5-year private placement debt securities totaling CAD $900 million in Canada and U.S. $300 million in the United States. The Canadian bonds bear interest at 5.0% and the U.S. bonds bear interest at 4.85%. Both offerings are guaranteed by MCBC, and all of its significant subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which we were in compliance with at December 30, 2007. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on MCBC's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

(3)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes (the "Notes") in a public offering. The Notes are governed by indenture dated June 15, 2007, and supplemental indenture documents (together, the "Indenture"), among MCBC and its subsidiary guarantors and our trustee. The Notes are the Company's senior unsecured obligations and rank equal in rights of payment with all of the Company's other senior unsecured debt and senior to all of the Company's future subordinated debt. The Notes are guaranteed on a senior unsecured basis by the same subsidiary guarantors that have guaranteed the Company's other debt securities. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes bear interest at a rate of 2.5% per annum, payable semi-annually in arrears. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes from dilution in their values due to certain events and marketplace and corporate changes, as defined in the Indenture.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

Holders may surrender their Notes for conversion prior to the close of business on January 30, 2013, if any of the following conditions are satisfied:

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

After January 30, 2013, holders may surrender their Notes for conversion any time prior to the close of business on the business day immediately preceding the maturity date regardless of whether any of the conditions listed above have been satisfied. Upon conversion of the Notes, holders of the Notes will receive the par value amount of each bond in cash and the shares of our Class B common stock (subject to our right to deliver cash in lieu of all or a portion of those shares) in satisfaction of the conversion feature if, on the day of conversion, the MCBC stock price exceeds the conversion price. The conversion price for each $1,000 aggregate principal amount of notes is $54.76 per share of our Class B common stock, which represents a 25% premium above the stock price on the day of the issuance of the Notes and corresponds to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to customary adjustments for certain events and provisions, as defined in the Indenture. If, upon conversion, the MCBC stock price is below the conversion price, adjusted as necessary, a cash payment for the par value amount of the Notes will be made. We accounted for the Notes pursuant to EITF Issue 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

In connection with the issuance of the Notes, we incurred approximately $10.2 million of deferred debt issuance costs which will be amortized as interest expense over the life of the Notes.

The proceeds of the convertible note offering were used as follows:

  •
  $465.4 million to retire 6.375% Senior Notes due 2012 (discussed above)

  •
  $49.7 million for the net cost of the Convertible Note Hedge and Warrant (discussed below)

  •
  $50.0 million voluntary contribution to fund the U.S. defined benefit pension plan

  •
  $9.9 million to cover debt issuance costs

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

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

We used approximately $50 million of the net proceeds from the issuance of the 2.5% Convertible Senior Notes, to pay for the cost to us of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholder's Equity section of the balance sheet as of December 30, 2007.

The purchased call options and warrants are separate transactions entered into by the Company, and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

(4)
We maintain a $500 million commercial paper program and as of December 30, 2007, there were no outstanding borrowings under this program. Also, December 30, 2007 there were no outstanding borrowings on our total $750 million unsecured committed credit arrangement. This facility is used as a backstop for our commercial paper program [see (5) below]. This credit facility has a five-year term expiring 2011.

(5)
In March 2005, we entered into a $1.4 billion revolving multicurrency bank credit facility. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. In August 2006, the amount of the credit line was reduced to $750 million and the expiration date was extended to August 2011. There were no outstanding borrowings on this credit facility as of December 30, 2007.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

        Our total short-term borrowings consist of various uncommitted lines of credits, short-term bank loans, and overdraft facilities as summarized below:

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
U.S. lines of credit
Three lines totaling $50 million
Interest rates at 5.90%	$—	$—
Canadian bank overdraft facilities
Two lines totaling $40 million ($27 million)
Interest rates at U.S. Prime and Cdn Prime	—	180
British Pound lines of credit and bank overdraft facility
Three lines totaling £30 million ($57 million)
Interest rates at 6.60%	—	59
Japanese Yen lines of credit
Two lines totaling 1.1 billion Yen ($9 million)
Interest rates at <1.00%	55	193

Total short-term borrowings	$55	$432

        As of December 30, 2007, the aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In thousands)
2008	$4,281
2009	4,226
2010	304,226
2011	220,106
2012	236,346
Thereafter	1,495,692

Total	$2,264,877

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 30, 2007, we were in compliance with all of these restrictions.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Interest incurred	$135,952	$156,793	$137,601
Interest capitalized	(9,490)	(13,723)	(6,495)

Interest expensed	$126,462	$143,070	$131,106

14. Share-Based Payments

        In the first quarter of 2006, we adopted the Financial Accounting Standards Board Statement No. 123, "Share-Based Payment" ("SFAS 123R"). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

        SFAS 123R requires a determination of excess tax benefits available to absorb related share—based compensation. FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening excess tax benefits balance. We adopted such alternative method provisions to calculate the beginning balance of the excess tax benefit in the financial statements ended December 31, 2006. Under the new standard, excess income tax benefits, if any, from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows. This adoption did not have any impact on our financial statements.

        At December 30, 2007, we had three stock-based compensation plans.

The 1990 Equity Incentive Plan

        The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options and restricted stock awards. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the Company's EI Plan in 2007, and we are not expecting to grant any new awards under this plan.

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the Company's EC Plan in 2007, and we are not expecting to grant any new awards under this plan.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

Molson Coors Brewing Company Incentive Compensation Plan

        During 2007 and 2006, we issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): stock options ("options"), stock-only stock appreciation rights ("SOSAR"), restricted stock units ("RSU"), deferred stock units ("DSU"), performance shares ("PSU"), and limited stock appreciation rights ("LOSAR").

        Options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. No options were granted in 2007.

        SOSARs were granted for the first time in the fifty-two weeks ended December 30, 2007. SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. During the fifty-two weeks ended December 30, 2007, we granted 957,646 SOSARs with a weighted-average fair market value of $13.23 each.

        RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over the period of three years. In 2007, we granted 256,408 RSUs with a weighted-average market value of $46.24 each. In 2006, we granted 364,220 RSUs with a weighted-average marketed value of $34.35 each.

        DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elected by the non-employee directors of Molson Coors Brewing Company by enabling them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day's price on the date of the grant and generally vest over the annual service period. In 2007, we granted 9,746 DSUs with the weighted-average market value of $48.66 each. In 2006, we granted 5,962 DSUs with the weighted-average market value of $36.20 each.

        PSU awards are earned over the estimated expected term to achieve projected financial targets established at the time of the grant. As of December 30, 2007, these financial targets were expected to be achieved by the end of our first half of fiscal year 2009 at which point these shares will fully vest. The estimated date of achievement of these financial targets could be accelerated in to 2008 as our plans are refined and financial results become available. Performance shares are granted at the market value of our stock at the date of the grant and have a term of five years. In 2007, 176,081 shares were granted under this plan at the weighted-average market value of $44.31 per share. In 2006, we granted 2,147,676 PSUs with the weighted-average market value of $34.55 each.

        LOSARs entitle the employee to receive shares of MCBC Class B common shares with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed a pre-determined ceiling, and the trading price on the date of the grant. No LOSARs were granted in 2007.

        As of December 30, 2007, there were 2,562,144 shares of the Company's stock available for the issuance of the options, SOSAR, RSU, DSU, PSU, and LOSAR awards under the MCBC IC Plan.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        The following table summarizes components of the equity-based compensation recorded as expense:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Options, SOSARs and LOSARs
Pre-tax compensation expense	$10,296	$478	$11,726
Tax expense (benefit)	(3,130)	376	(1,997)

After-tax compensation expense	$7,166	$854	$9,729

RSUs and DSUs
Pre-tax compensation expense	$7,577	$6,673	$6,327
Tax (benefit)	(2,231)	(2,144)	(1,078)

After-tax compensation expense	$5,346	$4,529	$5,249

PSUs
Pre-tax compensation expense	$19,514	$14,993	$—
Tax (benefit)	(5,676)	(4,228)	—

After-tax compensation expense	$13,838	$10,765	$—

Total after-tax compensation expense	$26,350	$16,148	$14,978

        Included in the pre-tax stock option compensation expense is the mark-to-market stock option floor adjustment of $5.8 million benefit and the $5.9 million charge for the years ended December 31, 2006 and December 25, 2005, respectively. The mark-to-market stock option floor adjustment relates to adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger. The stock option floor adjustment was included in special items in the statements of operations. As a result of the stock price exceeding the floor, no mark-to-market stock option floor adjustment was recognized in 2007. Included in the restricted stock compensation expense was the DSU amortization of $0.5 million and $0.2 million for the year ended December 30, 2007 and December 31, 2006, respectively.

        The fair value of each option, SOSAR and LOSAR granted in 2007, 2006 and 2005 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
Risk-free interest rate	4.64%	4.48%	4.18%
Dividend yield	1.40%	1.86%	1.80%
Volatility range	21.8%-26.8%	21.90%-30.09%	24.66%-41.37%
Weighted-average volatility	25.30%	27.84%	26.83%
Expected term (years)	3.5-7.0	3.5-7.0	3.5-7.0
Weighted-average fair market value	$13.23	$9.43	$8.58

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        The risk-free interest rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock. The expected term of options is estimated based upon observations of historical employee option exercise patterns and trends. The range of 3.5 years to 7.0 years results from separate groups of employees who exhibit different historical exercise behavior.

        Options and SOSARs outstanding at December 30, 2007, changes during 2007, and shares available for grant under all of our plans are presented below:

				Options exercisable at year-end
	Outstandin options	Weighted- average exercise price	Aggregate intrinsic value	Shares	Weighted- average exercise price	Aggregate intrinsic value
Outstanding as of December 31, 2006	15,525,844	$32.06	$96,370,837	14,363,424	$31.94	$90,964,423
Granted	957,646	$45.79
Exercised	(6,659,362)	$46.98
Forfeited	(173,764)	$52.09

Outstanding as of December 30, 2007	9,650,364	$33.70	$177,784,105	8,386,498	$32.74	$162,503,142

        The total intrinsic values of options exercised during 2007, 2006 and 2005 were $85.2 million, $20.7 million and $21.1 million, respectively.

        The following table summarizes information about stock options outstanding at December 30, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares	Weighted- average remaining contractual life (years)	Weighted- average exercise price
$14.90-$29.88	2,756,692	3.38	$26.57	2,732,888	3.34	$26.54
$30.24-$34.99	3,556,282	5.58	$33.57	2,981,044	5.09	$33.52
$35.54-$38.60	2,309,546	6.05	$37.30	2,309,546	6.05	$37.30
$40.94-$45.79	1,027,844	8.77	$45.18	363,020	7.61	$44.05

	9,650,364	5.40	$33.70	8,386,498	4.90	$32.74

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        The summary of activity of unvested restricted stock units, deferred stock units and performance shares during 2007 is presented below:

	Shares	Weighted-average grant date fair value
Non-vested as of December 31, 2006	2,620,480	$34.24
Granted	442,235	$45.53
Vested	(91,494)	$33.36
Forfeited	(253,131)	$35.56

Non-vested as of December 30, 2007	2,718,090	$35.98

        The total fair values of restricted stock units and deferred stock units vested during 2007, 2006 and 2005 were $3.4 million, $2.4 million and $8.9 million, respectively. As of December 30, 2007, there was $59 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. During 2007, cash received from stock options exercises was $209 million and the total tax benefit to be realized for the tax deductions from these option exercises was $29.8 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealized gain (loss) on available- for-sale securities and derivative instruments	Pension and Postretirement Benefits adjustments	Accumulated other comprehensive income (loss)
	(In thousands)
As of December 26, 2004	$341,341	$16,218	$(259,658)	$97,901
Foreign currency translation adjustments	146,677	—	—	146,677
Unrealized loss on derivative instruments	—	(31,374)	—	(31,374)
Reclassification adjustment on derivative instruments	—	(13,763)	—	(13,763)
Minimum pension liability adjustment	—	—	(34,203)	(34,203)
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	10,834	10,834
Tax (expense) benefit	(23,707)	17,458	17,166	10,917

As of December 25, 2005	464,311	(11,461)	(265,861)	186,989
Foreign currency translation adjustments	116,214	—	—	116,214
Unrealized gain on derivative instruments	—	29,522	—	29,522
Reclassification adjustment on derivative instruments	—	(7,493)	—	(7,493)
Minimum pension liability adjustment	—	—	179,221	179,221
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(724)	(724)
Adjustment to adopt SFAS 158	—	—	(258,717)	(258,717)
Tax benefit (expense)	40,993	(8,287)	39,260	71,966

As of December 31, 2006	621,518	2,281	(306,821)	316,978
Foreign currency translation adjustments	697,262	—	—	697,262
Unrealized gain on derivative instruments	—	4,551	—	4,551
Reclassification adjustment on derivative instruments	—	(5,075)	—	(5,075)
Pension and other other postretirement benefit adjustments	—	—	13,475	13,475
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(11,780)	(11,780)
Tax benefit (expense)	97,798	29	(8,309)	89,518

As of December 30, 2007	$1,416,578	$1,786	$(313,435)	$1,104,929

        The significant increases to other comprehensive income due to foreign currency translation adjustments result from the continued strengthening of the CAD and GBP versus the USD. We have

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Loss) (Continued)

significant levels of net assets denominated in these currencies due to our operations in those countries, and therefore other comprehensive income increases when translated to our reporting currency, which is USD.

16. Employee Retirement Plans

Defined Benefit Plans

        The Company offers retirement plans in Canada, the United States and the United Kingdom that cover substantially all its employees. Benefits for all employees are generally based on salary and years of service. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company's U.K. plan includes provision for employee contributions and inflation-based benefit increases for retirees. The U.K. defined benefit plan was closed to new employees in April 2006.

        Total defined benefit pension plan expense was $21.5 million, $32.8 million and $64.8 million in 2007, 2006 and 2005, respectively. The aggregate funded position of the Company's plans resulted in the recognition of an additional minimum liability in 2005.

        Canada, U.S. and U.K. plan assets consist of equity securities, smaller holdings of bonds, and smaller holdings of real estate. Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants.

        The following compares target asset allocation percentages with actual asset allocations at December 30, 2007:

	Canada plans assets		U.S. plan assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	53%	51%	46%	43%	53%	53%
Fixed income	47%	49%	45%	48%	40%	40%
Real estate	—	—	9%	9%	7%	7%

        Investment return assumptions for all plans have been determined by applying the returns to assets on a weighted average basis and adding an active management premium where appropriate.

        It is expected that contributions to the Canada, U.S. and U.K. plans during 2008 will be approximately $164 million collectively (including supplemental executive plans).

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        The following represents our net periodic pension cost:

	For the year ended December 30, 2007
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$33,681	$17,347	$40,557	$91,585
Interest cost on projected benefit obligation	88,376	57,361	119,269	265,006
Expected return on plan assets	(111,017)	(69,934)	(162,348)	(343,299)
Amortization of prior service cost	962	43	2,522	3,527
Amortization of net actuarial loss	555	13,833	4,124	18,512
Special termination benefits	367	—	—	367
Less expected participant and national insurance contributions	(3,736)	—	(10,510)	(14,246)

Net periodic pension cost (benefit)	$9,188	$18,650	$(6,386)	$21,452

	For the year ended December 31, 2006
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$32,822	$19,658	$36,716	$89,196
Interest cost on projected benefit obligation	81,745	54,616	102,140	238,501
Expected return on plan assets	(101,491)	(64,252)	(140,693)	(306,436)
Amortization of prior service cost (benefit)	1,456	43	(6,171)	(4,672)
Amortization of net actuarial loss	—	18,927	10,708	29,635
Less expected participant and national insurance contributions	(3,525)	—	(9,918)	(13,443)

Net periodic pension cost (benefit)	$11,007	$28,992	$(7,218)	$32,781

	For the year ended December 25, 2005
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In thousands)
Components of net periodic pension cost:
Service cost—benefits earned during the year	$24,110	$20,891	$35,540	$80,541
Interest cost on projected benefit obligation	71,975	53,527	103,411	228,913
Expected return on plan assets	(78,429)	(60,065)	(127,736)	(266,230)
Amortization of prior service cost	554	5,464	—	6,018
Amortization of net transition/obligation	3,804	3,890	—	7,694
Amortization of net actuarial loss	—	17,107	4,759	21,866
Less expected participant and national insurance contributions	(3,524)	—	(10,522)	(14,046)

Net periodic pension cost	$18,490	$40,814	$5,452	$64,756

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 30, 2007
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	US plan	Total	Consolidated
	(In thousands)
Change in projected benefit obligation:
Prior year projected benefit obligation	$1,304,007	$968,069	$2,256,946	$4,529,022	$334,260	$—	$334,260	$4,863,282
Changes in current year Overfunded/(Underfunded) position	60,036	(946,014)	—	(885,978)	(60,036)	946,014	885,978	—

Projected benefit obligation at beginning of year	$1,364,043	$22,055	$2,256,946	$3,643,044	$274,224	$946,014	$1,220,238	$4,863,282
Service cost, net of expected employee contributions	24,810	192	30,047	55,049	5,416	17,155	22,571	77,620
Interest cost	64,021	1,304	119,269	184,594	24,355	56,057	80,412	265,006
Amendments	730	23	—	753	—	(6,167)	(6,167)	(5,414)
Actual employee contributions	2,703	—	7,647	10,350	753	—	753	11,103
Special termination benefits	1,946	—	—	1,946	—	—	—	1,946
Curtailments	(2,469)	—	—	(2,469)	—	—	—	(2,469)
Actuarial (gain) loss	(234,893)	15	561	(234,317)	192,256	(9,418)	182,838	(51,479)
Benefits paid	(61,090)	(1,280)	(116,626)	(178,996)	(33,128)	(53,708)	(86,836)	(265,832)
Foreign currency exchange rate change	236,466	—	43,329	279,795	69,536	—	69,536	349,331

Projected benefit obligation at end of year	$1,396,267	$22,309	$2,341,173	$3,759,749	$533,412	$949,933	$1,483,345	$5,243,094

Change in plan assets:
Prior year projected benefit obligation	$1,111,698	$830,090	$2,179,511	$4,121,299	$351,515	$—	$351,515	$4,472,814
Changes in current year Overfunded/(Underfunded) position	60,451	(830,090)	—	(769,639)	(60,450)	830,089	769,639	—

Fair value of assets at beginning of year	$1,172,149	$—	$2,179,511	$3,351,660	$291,065	$830,089	$1,121,154	$4,472,814
Actual return on plan assets	(153,314)	—	116,220	(37,094)	231,859	101,995	333,854	296,760
Employer contributions	67,648	1,280	31,669	100,597	28,807	73,331	102,138	202,735
Actual employee contributions	2,052	—	7,647	9,699	753	—	753	10,452
Benefits and plan expenses paid	(61,090)	(1,280)	(127,036)	(189,406)	(33,128)	(53,708)	(86,836)	(276,242)
Foreign currency exchange rate change	206,138	—	41,872	248,010	76,380	—	76,380	324,390

Fair value of plan assets at end of year	$1,233,583	$—	$2,249,883	$3,483,466	$595,736	$951,707	$1,547,443	$5,030,909

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Funded status:
Projected benefit obligation at end of year	$(1,396,267)	$(22,309)	$(2,341,173)	$(3,759,749)	$(533,412)	$(949,933)	$(1,483,345)	$(5,243,094)
Fair value of plan assets at end of year	1,233,583	—	2,249,883	3,483,466	595,736	951,707	1,547,443	5,030,909

Funded status—(Underfunded)/Overfunded	$(162,684)	$(22,309)	$(91,290)	$(276,283)	$62,324	$1,774	$64,098	$(212,185)
Less: Minority interests	36,825	—	—	36,825	—	—	—	36,825

Funded status after minority interests— (Underfunded)/Overfunded	$(125,859)	$(22,309)	$(91,290)	$(239,458)	$62,324	$1,774	$64,098	$(175,360)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$62,324	$1,774	$64,098	$64,098
Accrued expenses and other liabilities	(784)	(1,858)	—	(2,642)	—	—	—	(2,642)
Pension and postretirement benefits	(125,075)	(20,451)	(91,290)	(236,816)	—	—	—	(236,816)

Net amounts recognized	$(125,859)	$(22,309)	$(91,290)	$(239,458)	$62,324	$1,774	$64,098	$(175,360)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss	$52,804	$4,157	$182,970	$239,931	$(22,018)	$179,541	$157,523	$397,454
Net prior service cost (benefit)	18,989	20	(25,217)	(6,208)	2,092	(6,266)	(4,174)	(10,382)

Total not yet recognized	$71,793	$4,177	$157,753	$233,723	$(19,926)	$173,275	$153,349	$387,072

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	As of December 30, 2007
	Canada plans	U.S. plan	U.K. plan	Total
Accumulated other comprehensive income as of December 31, 2006	$45,286	$238,935	$110,562	$394,783
Amortization of prior service costs	(962)	(43)	(2,522)	(3,527)
Amortization of net actuarial loss	(555)	(13,833)	(4,124)	(18,512)
Current year acturial loss/(gain)	8	(41,463)	46,689	5,234
Amendments	730	(6,144)	—	(5,414)
Curtailments	(891)	—	—	(891)
Foreign currency exchange rate change	8,251	—	7,148	15,399

Accumulated other comprehensive income as of December 30, 2007	$51,867	$177,452	$157,753	$387,072

Amount
(In thousands)
Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year Ending December 28, 2008, pre-tax:
Amortization of net prior service benefit	$(958)
Amortization of actuarial net loss	$9,290

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

	As of December 31, 2006
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,254,761	$973,231	$2,018,353	$4,246,345	$338,943	$4,585,288
Service cost, net of expected employee contributions	26,062	19,658	26,798	72,518	3,235	75,753
Interest cost	64,837	54,616	102,140	221,593	16,908	238,501
Amendments	5,011	—	—	5,011	—	5,011
Actual employee contributions	3,524	—	6,631	10,155	1	10,156
Special termination benefits	—	—	8,633	8,633	—	8,633
Curtailments	—	—	(20,939)	(20,939)	—	(20,939)
Actuarial loss (gain)	8,900	(25,869)	(37,543)	(54,512)	1,213	(53,299)
Benefits paid	(57,322)	(53,567)	(108,164)	(219,053)	(26,046)	(245,099)
Foreign currency exchange rate change	(1,766)	—	261,037	259,271	6	259,277

Projected benefit obligation at end of year	$1,304,007	$968,069	$2,256,946	$4,529,022	$334,260	$4,863,282

Change in plan assets:
Fair value of assets at beginning of year	$952,772	$756,841	$1,756,108	$3,465,721	$319,758	$3,785,479
Actual return on plan assets	133,522	103,653	256,535	493,710	37,817	531,527
Employer contributions	83,813	23,163	27,220	134,196	20,954	155,150
Special termination benefits	—	—	8,614	8,614	—	8,614
Actual employee contributions	3,524	—	6,631	10,155	1	10,156
Benefits and plan expenses paid	(57,322)	(53,567)	(116,209)	(227,098)	(26,046)	(253,144)
Foreign currency exchange rate change	(4,611)	—	240,612	236,001	(968)	235,033

Fair value of plan assets at end of year	$1,111,698	$830,090	$2,179,511	$4,121,299	$351,516	$4,472,815

Funded status:
Projected benefit obligation at end of year	$(1,304,007)	$(968,069)	$(2,256,946)	$(4,529,022)	$(334,260)	$(4,863,282)
Fair value of plan assets at end of year	1,111,698	830,090	2,179,511	4,121,299	351,516	4,472,815

Funded status—(Underfunded)/Overfunded	$(192,309)	$(137,979)	$(77,435)	$(407,723)	$17,256	$(390,467)
Less: Minority interests	31,007	—	—	31,007	—	31,007

Funded status after minority interests— (Underfunded)/Overfunded	$(161,302)	$(137,979)	$(77,435)	$(376,716)	$17,256	$(359,460)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$17,256	$17,256
Accrued expenses and other liabilities	(660)	(1,368)	—	(2,028)	—	(2,028)
Pension and postretirement benefits	(160,642)	(136,611)	(77,435)	(374,688)	—	(374,688)

Net amounts recognized	$(161,302)	$(137,979)	$(77,435)	$(376,716)	$17,256	$(359,460)

Amounts in Accumulated Other Comprehensive Income not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss	$56,486	$238,994	$175,284	$470,764	$9,511	$480,275
Net prior service cost (benefit)	19,347	(59)	(64,722)	(45,434)	—	(45,434)
Net transition obligation (asset)	(26,936)	—	—	(26,936)	(13,122)	(40,058)

Total not yet recognized	$48,897	$238,935	$110,562	$398,394	$(3,611)	$394,783

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	December 30, 2007			December 31, 2006
	Canada plans	U.S. plans	U.K. plan	Canada plans	U.S. plans	U.K. plan
Weighted average assumptions:
Settlement discount rate(1)	5.25%	6.45%	6.00%	5.00%	6.10%	5.10%
Rate of compensation increase	3.00%	3.00%	4.35%	3.00%	3.00%	4.25%
Expected return on plan assets	4.9%-7.80%	7.80%	7.50%	5.00%-7.90%	8.75%	7.80%

(1)
Rate utilized at year-end for the following year's pension expense and related balance sheet amounts at current year-end.

Expected Cash Flows

        Information about expected cash flows for the consolidated retirement plans follows:

Expected benefit payments	Amount
(In thousands)
2008	$316,903
2009	$309,693
2010	$308,433
2011	$311,849
2012	$324,507
2013-2017	$1,735,051

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        The changes in the projected benefit obligation, plan assets and the funded status of the U.K. pension plan are as follows:

	U.K. Plan	U.K. Plan
	December 25, 2005 to April 30, 2006	April 30, 2006 to December 31, 2006
	(In thousands)
Actuarial present value of accumulated benefit obligation	$1,847,391	$2,038,020

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,018,353	$2,048,842
Service cost, net of expected employee contributions	9,733	17,065
Interest cost	31,640	70,500
Actual employee contributions	2,407	4,224
Curtailment gain	(11,771)	(535)
Actuarial (gain) loss	(80,830)	43,287
Benefits paid	(25,439)	(82,725)
Foreign currency exchange rate change	104,749	156,288

Projected benefit obligation as of measurement date	$2,048,842	$2,256,946

Change in plan assets:
Fair value of assets at beginning of year	$1,756,108	$1,933,993
Actual return on plan assets	96,044	160,491
Employer contributions	10,524	25,310
Actual employee contributions	2,407	4,224
Benefits and plan expenses paid	(27,986)	(88,223)
Foreign currency exchange rate change	96,896	143,716

Fair value of plan assets as of measurement date	$1,933,993	$2,179,511

Funded status at measurement date:
Market value at measurement date	$1,933,993	$2,179,511
Projected benefit obligation at measurement date	(2,048,842)	(2,256,946)

Deficit at measurement date	$(114,849)	$(77,435)

        Pension expense for the U.K. plan was actuarially calculated for the remainder of 2006, following the curtailment using data available as of the measurement date of April 30, 2006. Assumptions as of December 25, 2005, were applied to related balance sheet amounts as of that date and for the pension

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

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

Multiemployer Plan

        Certain of our former employees in Memphis participated in a multi-employer union retirement plan, into which we made contributions on their behalf. Contributions totaled $27.6 million, $1.2 million and $1.8 million in 2007, 2006 and 2005, respectively. The increase in contributions in 2007 was a result of the final payment to the union upon withdrawal from the pension plan.

Defined Contribution Plan

        U.S. employees are eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees' contributions up to 6% of employee compensation. Both employee and employer contributions are made in cash in accordance with participant investment elections. There are no minimum amounts that are required to be invested in CBC stock. Our contributions in 2007, 2006 and 2005 were $8.4 million, $7.8 million and $8.0 million, respectively.

        From April 2006, new employees of the U.K. business were not entitled to join the Company's defined benefit pension plan. These employees are instead given an opportunity to participate in a defined contribution plan. Under this plan the Company will match employee contributions up to a maximum of 7% of the employee's compensation. Company contributions in 2007 to this plan were $0.3 million and insignificant for 2006.

17. Postretirement Benefits

        CBC and Molson have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        The obligations under these plans were determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates detailed in the table below.

For the years ended
	December 30, 2007			December 31, 2006
	Molson Canada plans	BRI Canada plans	U.S. plan	Molson Canada plans	BRI Canada plans	U.S. plan
Key assumptions:
Settlement discount rate	5.25%	5.25%	6.45%	5.00%	5.00%	5.85%
Health care cost trend rate	Ranging ratably from 9.30% in 2008 to 5.00% in 2015	Ranging ratably from 9.00% in 2008 to 5.00% in 2016	Ranging ratably from 9.00% in 2008 to 5.00% in 2012	Ranging ratably from 10.00% in 2007 to 5.00% in 2017	Ranging ratably from 10.00% in 2007 to 5.00% in 2017	Ranging ratably from 9.00% in 2007 to 5.00% in 2009

        Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 30, 2007
	Canada plans	U.S. plan	Consolidated
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$9,408	$2,637	$12,045
Interest cost on projected benefit obligation	14,372	7,906	22,278
Amortization of prior service cost	60	306	366
Amortization of net actuarial loss	1,245	3,321	4,566

Net periodic postretirement benefit cost	$25,085	$14,170	$39,255

	For the year ended December 31, 2006
	Canada plans	U.S. plan	Consolidated
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$8,201	$3,135	$11,336
Interest cost on projected benefit obligation	12,528	7,383	19,911
Amortization of prior service cost	56	209	265
Amortization of net actuarial loss	808	2,842	3,650

Net periodic postretirement benefit cost	$21,593	$13,569	$35,162

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

	For the year ended December 25, 2005
	Canada plans	U.S. plan	Consolidated
	(In thousands)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$5,047	$3,089	$8,136
Interest cost on projected benefit obligation	10,238	6,445	16,683
Amortization of prior service benefit	—	(19)	(19)
Amortization of net actuarial (benefit) loss	(1,602)	1,873	271

Net periodic postretirement benefit cost	$13,683	$11,388	$25,071

	As of December 30, 2007
	Canada Plans	U.S. Plan	Consolidated
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$262,643	$139,770	$402,413
Service cost	9,408	2,637	12,045
Interest cost	14,372	7,906	22,278
Actuarial (gain) loss	(12,200)	20,453	8,253
Benefits paid, net of participant contributions	(9,360)	(15,141)	(24,501)
Foreign currency exchange rate change	49,497	—	49,497

Projected postretirement benefit obligation at end of year	$314,360	$155,625	$469,985

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(314,360)	$(155,625)	$(469,985)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(11,324)	$(18,514)	$(29,838)
Pension and postretirement benefits	(303,036)	(137,110)	(440,146)

Net amounts recognized	$(314,360)	$(155,624)	$(469,984)

Amounts in Accumulated Other Comprehensive Income unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial loss	$35,849	$73,754	$109,603
Net prior service cost	260	2,554	2,814

Total unrecognized	$36,109	$76,308	$112,417

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	As of December 30, 2007
	Canada plans	U.S. plan	Total
Accumulated other comprehensive income as of December 31, 2006	$41,256	$59,482	$100,738
Amortization of prior service costs	(60)	(306)	(366)
Amortization of net actuarial loss	(1,245)	(3,321)	(4,566)
Current year acturial (gain)/loss	(10,461)	20,453	9,992
Foreign currency exchange rate change	6,619	—	6,619

Accumulated other comprehensive income as of December 30, 2007	$36,109	$76,308	$112,417

Amount
(In thousands)
Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year Ending December 28, 2008 (pre-tax):
Amortization of net prior service cost	$371
Amortization of actuarial net loss	$4,693

	As of December 31, 2006
	Canada Plans	U.S. Plan	Consolidated
	(In thousands)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$240,228	$137,178	$377,406
Service cost	8,201	3,135	11,336
Interest cost	12,528	7,383	19,911
Actuarial loss	9,463	6,779	16,242
Plan amendment	337	—	337
Benefits paid, net of participant contributions	(7,426)	(14,705)	(22,131)
Foreign currency exchange rate change	(688)	—	(688)

Projected postretirement benefit obligation at end of year	$262,643	$139,770	$402,413

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(262,643)	$(139,770)	$(402,413)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(9,270)	$(14,721)	$(23,991)
Pension and postretirement benefits	(253,373)	(125,049)	(378,422)

Net amounts recognized	$(262,643)	$(139,770)	$(402,413)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

	As of December 31, 2006
	Canada Plans	U.S. Plan	Consolidated
	(In thousands)
Amounts in Accumulated Other Comprehensive Income unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial loss	$40,982	$56,622	$97,604
Net prior service cost	274	2,860	3,134

Total unrecognized	$41,256	$59,482	$100,738

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Amount
(In thousands)
2008	$29,838
2009	$32,487
2010	$34,061
2011	$35,433
2012	$34,808
Thereafter	$167,971

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.8)	$2.0
Effect on postretirement benefit obligation	$(19.9)	$21.9
Canada plans (BRI)
Effect on total of service and interest cost components	$(1.0)	$1.3
Effect on postretirement benefit obligation	$(9.9)	$11.8
U.S. plan
Effect on total of service and interest cost components	$(0.7)	$0.8
Effect on postretirement benefit obligation	$(8.1)	$9.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are the Canadian dollar ("CAD"), the British Pound Sterling ("GBP" or "£").

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and do not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings of at least A (Standard & Poor's), A2 (Moody's) or better. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterparty credit guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be minimal. In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 30, 2007, no collateral was posted by our counterparties or us.

Derivative Accounting Policies

        The majority of all derivatives entered into by the Company qualify for, and are designated as, foreign-currency cash flow hedges, commodity cash flow hedges or fair value hedges, including those derivatives hedging foreign currency denominated firm commitments as per the definitions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" ("SFAS No. 133").

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of December 30, 2007, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133.

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in unrealized gains and losses from fair

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

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

        We discontinue hedge accounting prospectively, as per SFAS No. 133, when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

        Following are the notional transaction amounts and fair values for our outstanding derivatives, summarized by risk category and instrument type.

	For the years ended
	December 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Foreign Currency
Forwards	$460,943	$(24,886)	$220,455	$7,133
Swaps	2,416,396	(472,544)	1,411,704	(268,656)

Total foreign currency	2,877,339	(497,430)	1,632,159	(261,523)
Interest rate:
Swaps	303,064	9,899	286,971	1,913
Commodity price:
Swaps	202,397	(9,980)	49,723	7,436
Fixed price contracts	—	—	4,125	(956)

Total commodity price	202,397	(9,980)	53,848	6,480

Total outstanding derivatives	$3,382,800	$(497,511)	$1,972,978	$(253,130)

        The table below shows pre-tax derivative gains and losses deferred in other comprehensive income in shareholders equity as of December 30, 2007, December 31, 2006 and December 25, 2005. Gains and losses deferred as of December 30, 2007 are generally expected to be recognized as the underlying transactions occur. The amounts ultimately recognized may differ, favorably or unfavorably, from those shown due to the fact that some of our derivative positions are not yet settled and therefore remain subject to ongoing market price fluctuations. As noted, effective gains and losses are deferred over time and recognized simultaneously with the impact of the underlying transactions. The ineffective gains and losses are recognized immediately when it was evident they did not precisely offset changes in the underlying transaction.

	For the years ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In thousands)
Net deferred (gain) loss	$(8,669)	$(9,364)	$11,922
Net ineffective loss (gain)	$1,313	$(3,050)	$(15)

Significant Hedged Positions

        Upon the Merger and in connection with our debt offerings (Note 13), we added various derivative instruments held by Molson that hedged currency, commodity, and interest rate risk in a similar manner as Coors.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

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

        Simultaneously with the September 22, 2005, U.S. private placement (See Note 13), we entered into a cross currency swap transaction for the entire USD $300.0 million issue amount and for the same maturity. In this transaction we exchanged our USD $300.0 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the USD $300.0 million amount. There was an exchange of principal at the inception of this transaction, and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded in earnings and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

        As of December 30, 2007, we are a party to other cross currency swaps totaling GBP £530.0 million (USD $774.0 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6.375% private placement fixed rate debt (see Note 13) and will require final principal exchange in May 2012. The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our Europe subsidiary and U.S. subsidiary.

        We entered into interest rate swap agreements related to our 6.375% fixed rate debt. These interest rate swaps convert $201.2 million notional amount from fixed rates to floating rates and mature in 2012. We will receive fixed USD interest payments semi-annually at a rate of 6.375% per annum and pay a rate to our counterparty based on a credit spread plus the three-month LIBOR rate, thereby exchanging a fixed interest obligation for a floating interest rate obligation. There was no exchange of principal at the inception of the swaps. We designated the interest rate swaps as a fair value hedge of the changes in the fair value of the $201.2 million fixed rate debt attributable to changes in the LIBOR swap rates.

        The BRI joint venture is a party to interest rate swaps, converting CAD $100.0 million notional amount of the CAD $200.0 million 7.5% fixed rate debt. The interest rate swaps convert the CAD $100.0 million to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. During July 2006, we entered into and designated the interest rate swaps as a fair value hedge of the changes in the fair value of the CAD $100.0 million fixed rate debt attributable to changes in the LIBOR swap rates. Prior to the inception of this fair value hedge, the interest rate swaps held by BRI were the only Molson Inc. derivative instruments that did not qualify for hedge

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

accounting under SFAS 133. Mark-to-market changes on these interest rate swaps were recorded as interest expense.

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

        As of December 30, 2007, $20.9 million of deferred losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 30, 2007, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 10 years.

19. Accrued expenses and other liabilities

	As of
	December 30, 2007	December 31, 2006
	(In thousands)
Accrued compensation	$171,034	$155,508
Accrued excise taxes	292,640	295,556
Accrued selling and marketing costs	155,173	147,576
Accrued brewing operations costs	341,779	324,601
Accrued income taxes payable	—	132,780
Other	228,508	169,385

Accrued expenses and other liabilities	$1,189,134	$1,225,406

        Accrued brewing operations costs consist of amounts owed for beer raw materials, packaging materials, freight charges, utilities, and other manufacturing and distribution costs.

20. Commitments and Contingencies

Letters of Credit

        As of December 30, 2007, we had approximately $58.0 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2008 and 2009. Approximately $16.7 million of the letters contain a feature that automatically renews the letter for an additional year

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

Power Supplies

        In 1995, Coors Energy Company ("CEC"), a wholly owned subsidiary, sold a power plant located at the Golden brewery location to Suez (see Note 5). We have an agreement to purchase substantially all of the electricity and steam produced by Suez and needed to operate the brewery's Golden facilities through 2020. Our financial commitment under this agreement is divided between a fixed, non-cancelable cost, which adjusts annually for inflation, and a variable cost, which is generally based on fuel cost and our electricity and steam use. Total purchases, fixed and variable, under this contract in 2007, 2006 and 2005 were $39.0 million, $43.7 million and $37.7 million, respectively.

Supply Contracts

        We have various long-term supply contracts with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging, such as starch, cans and glass. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. The future aggregate minimum required purchase commitments under these supply contracts are shown in the table below. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional and legally enforceable committed expenditures:

Amount
(In thousands)
2008	$375,909
2009	127,481
2010	63,738
2011	46,462
2012	510
Thereafter	357

Total	$614,457

        Our total purchases under these contracts in 2007, 2006 and 2005 were approximately $715.9 million, $661.8 million, and $587.0 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

England and Wales Distribution Contract

        Tradeteam Ltd., the joint venture between CBL and DHL, has an exclusive contract with CBL to provide distribution services in England & Wales until at least 2010. The approximate future financial commitments under the distribution contract are as follows:

Amount
(In thousands)
2008	$163,137
2009	166,399
2010	127,295
2011	—
2012	—
Thereafter	—

Total	$456,831

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam's net book value for assets acquired.

        Purchases under the Tradeteam, Ltd. contract were approximately $157.5 million, $155.0 million and $161.0 million for the years ended December 30, 2007, December 31, 2006, and December 25, 2005, respectively.

Graphic Packaging Corporation

        We have a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchase our U.S. segment paperboard requirements. Our payments under the packaging agreement in 2007, 2006, and 2005 totaled $85.7 million, $74.0 million, and $75.3 million, respectively. We expect payments in 2008 to be approximately the same as 2007. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $0.1 million and $0.8 million as of December 30, 2007, and December 31, 2006, respectively.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 30, 2007, these future commitments are as follows:

Amount
(In thousands)
2008	$327,501
2009	205,641
2010	171,706
2011	155,307
2012	165,162
Thereafter	93,462

Total	$1,118,779

        Total advertising expense was $858.1 million, $906.9 million, and $729.1 million in 2007, 2006 and 2005, respectively.

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In thousands)
2008	$77,413
2009	59,863
2010	49,911
2011	33,897
2012	25,568
Thereafter	76,555

Total	$323,207

        Total rent expense was $81.2 million, $70.7 million, $60.8 million in 2007, 2006 and 2005, respectively.

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

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

        We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pretax charge of $30.0 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding the then-outstanding litigation. Our settlement was based on an assumed remediation cost of $120.0 million (in 1992 adjusted dollars). We are obligated to pay a portion of future costs, if any, in excess of that amount.

        Waste Management provides us with updated annual cost estimates through 2032. We reviewed these cost estimates in the assessment of our accrual related to this issue. We use certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120.0 million threshold being met) is based on our best estimates available.

        The assumptions used are as follows:

  •
  trust management costs are included in projections with regard to the $120.0 million threshold, but are expensed only as incurred;

  •
  income taxes, which we believe are not an included cost, are excluded from projections with regard to the $120.0 million threshold;

  •
  a 2.5% inflation rate for future costs; and

  •
  certain operations and maintenance costs were discounted using a 4.6% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at December 30, 2007, are $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of December 30, 2007. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

        Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are included in the determination of when the $120.0 million threshold is reached, the estimate of our liability may change as facts further develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

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

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 6, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil, and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided an indemnity for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated legal, penalties and interest, was $382.0 million as of December 30, 2007. This amount increased by $135.0 million from 2006, due primarily to an increase of $85.7 million related to accumulated legal, penalty, and, interest fees. The remaining increase of $49.3 million is the result of the weakening USD relative to the Brazilian Real. Our estimate of the fair value of the indemnity liability associated with the purchased tax credits as of December 30, 2007 was $116.8 million, $4.8 million of which was classified as a current liability and $112.0 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations (at estimated fair value) related to previously purchased tax credits increased by $39.1 million during 2007 due primarily to an increase in accumulated legal, penalty, and interest fees. The liabilities are also impacted by changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded fair value of the total tax, civil, and labor indemnity liability was $38.2 million as of December 30, 2007, $25.4 million of which is classified as a current liability and $12.8 million of which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities, the first of which we expect to occur during the first quarter of 2008. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below provides a summary of contingency reserve balances from December 25, 2005, through December 30, 2007:

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In thousands)
Balance at December 25, 2005	$—	$—	$—
Provision upon sale of 68% ownership	52,397	42,910	95,307
Exercise of put option on remaining ownership interest	12,546	5,470	18,016
Changes in liability estimates	12,772	(15,120)	(2,348)

Balance at December 31, 2006	$77,715	$33,260	$110,975
Adjustments to indemnity liabilities due to changes in estimates and accretion expense	21,056	(1,257)	19,799
Foreign exchange impact	18,001	6,236	24,237

Balance at December 30, 2007	$116,772	$38,239	$155,011

        Current liabilities of discontinued operations include current tax liabilities of $10.6 million and $9.0 million as of December 30, 2007 and December 31, 2006, respectively. Included in current and non-current assets of discontinued operations as of December 30, 2007 are $5.5 million and $5.1 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Montréal Canadiens

        Molson Canada owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the "Club") and, prior to June 30, 2006, Molson also owned a preferred interest. On June 30, 2006, entities which control and own a majority of the Club purchased the preferred equity held by Molson Canada. Subsequent to the transaction, Molson Canada still retains 19.9% common equity interest in the Club, as well as Board representation at the Club and related entities.

        Also, coincident with the disposition of our preferred interest, Molson Canada was released from a direct guarantee of the Club's debt financing. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League ("NHL") are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson Canada continues to be a guarantor of the majority owner's obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees and recorded the fair values of these guarantees accordingly.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including Federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders by failing to disclose first quarter (January-March) 2005 U.S. business trends prior to the Merger vote in January 2005. The Colorado case has since been transferred to Delaware and consolidated with those cases. One of the lawsuits filed in Delaware federal court also alleges that the Company failed to comply with U.S. GAAP in its filings with the U.S. Securities and Exchange Commission. The Québec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion. We expect a written decision in several months. The Company believes these lawsuits are without merit and will vigorously defend them.

        MCBC and many other brewers and distilled spirits manufacturers were sued in various courts regarding advertising practices and underage consumption. All of the suits were brought by the same law firm and allege that each defendant intentionally marketed its products to "children and other underage consumers." In essence, each suit sought, on behalf of an undefined class of parents and guardians, an injunction and unspecified money damages. In each suit, the manufacturers advanced motions for dismissal to the courts. All of the lawsuits have been dismissed with prejudice.

        We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters, for example, including the above-described advertising practices case, may arise from time to time that may harm our business.

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability, and property insurance deductibles or retentions. During 2005 we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997. Our reserves accrued at December 30, 2007, and December 31, 2006, were $15.4 million and $18.5 million, respectively.

21. MillerCoors joint venture

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, Coors Brewing Company and Miller Brewing Company, in a joint venture ("MillerCoors"). Assuming completion of the transaction, MillerCoors will have annual pro forma combined beer sales of 69 million U.S. barrels (81 million hectoliters) and pro forma net revenues of approximately $6.6 billion. Molson Coors and SABMiller expect the transaction to generate approximately $500 million in annual cost synergies to be delivered in full by the third full financial year of combined

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. MillerCoors joint venture (Continued)

operations. The parties signed a definitive joint venture agreement on December 20, 2007 and expect the transaction to close in mid-2008.

        Each party will contribute its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of the joint venture will be 58% for SABMiller plc and 42% for MCBC. Voting interests will be shared 50%-50%, and each investing company will have equal board representation within the joint venture company. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        The results and financial position of our U.S. segment will, in all material respects, be de-consolidated upon contribution to the joint venture, and our interest in the new combined operations will be accounted for by us under the equity method of accounting.

        The proposed joint venture transaction has been submitted for antitrust review and clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Act of 1976, as amended, and to certain other applicable governmental authorities.

22. Subsequent Events

The tender for and repurchase of 6.375% Senior Notes due 2012 ("tender offer")

        On February 7, 2008, we announced a tender for and repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $11.7 million related to this extinguishment of debt and termination of related interest rate swaps will be recorded in the first quarter of 2008. The debt extinguishment was funded by existing cash resources.

Outsourcing Agreement

        During the first quarter of 2008, we signed a contract with a third party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. We expect to incur both transition costs and one-time employee termination costs associated during 2008 with this outsourcing initiative.

23. Supplemental Guarantor Information

        MCBC (Parent Guarantor and 2007 Issuer) issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering on June 15, 2007 (see Note 10). The convertible notes are guaranteed on a senior unsecured basis by CBC (2002 Issuer), Molson Coors International, LP and Molson Coors Capital Finance ULC (together the 2005 Issuers) and certain significant subsidiaries (Subsidiary Guarantors).

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007 and cash on hand. The remaining outstanding Senior notes are guaranteed on a senior and unsecured

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, the 2005 Issuers completed a public offering of $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries, including Molson, a non-guarantor. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and subsidiaries. As a result of these changes, as well as amendments to the indentures covered, the $1.1 billion senior notes issued in 2005 are now also a liability of a new subsidiary, Molson Coors International, LP. The internal reorganization changed the legal structure of the guarantees, mainly affecting the presentation of the 2002 Issuer, the 2005 Issuers, Subsidiary Guarantors, and Subsidiary Non-Guarantors. While there were no significant changes with regard to the status of any entity as a guarantor or non-guarantor, the internal ownership changes resulted in our Canadian and U.K. businesses, which were formally owned by 2002 Issuer, now being majority-owned by a 2005 Issuer. Prior period amounts have not been restated to reflect the new ownership structure which did not exist in prior periods. Any changes to the status of a subsidiary as a guarantor or non-guarantor were not material.

        The following information sets forth Condensed Consolidating Statements of Operations for the years ended December 30, 2007, December 31, 2006, and December 25, 2005, Condensed Consolidating Balance Sheets as of December 30, 2007, and December 31, 2006, and Condensed Consolidating Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006, and December 25, 2005. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC, which is the Parent Guarantor and 2007 Issuer, and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which former Molson shareholders received in the Merger.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,949,297	$—	$162,571	$5,207,805	$—	$8,319,673
Excise taxes	—	(435,191)	—	(2,272)	(1,691,618)	—	(2,129,081)

Net sales	—	2,514,106	—	160,299	3,516,187	—	6,190,592
Cost of goods sold	(59)	(1,574,768)	—	(128,894)	(1,999,200)	—	(3,702,921)
Equity in subsidiary earnings	728,168	(14,771)	720,025	—	—	(1,433,422)	—

Gross profit	728,109	924,567	720,025	31,405	1,516,987	(1,433,422)	2,487,671
Marketing, general and administrative expenses	(90,093)	(731,226)	(10)	(29,256)	(883,823)	—	(1,734,408)
Special items, net	(13,439)	(9,492)	—	—	(89,263)	—	(112,194)

Operating income	624,577	183,849	720,015	2,149	543,901	(1,433,422)	641,069
Interest income (expense), net	(1,944)	(71,162)	(57,691)	5,116	1,328	—	(124,353)
Other income (expense), net	679	19	167	(5,839)	22,636	—	17,662

Income (loss) from continuing operations before income taxes	623,312	112,706	662,491	1,426	567,865	(1,433,422)	534,378
Income tax (expense) benefit	(126,055)	(7,172)	(78,367)	(30,843)	238,251	—	(4,186)

Income (loss) from continuing operations before minority interests	497,257	105,534	584,124	(29,417)	806,116	(1,433,422)	530,192
Minority interests in net income of consolidated entities	—	—	—	—	(15,318)	—	(15,318)

Income (loss) from continuing operations	497,257	105,534	584,124	(29,417)	790,798	(1,433,422)	514,874
Loss from discontinued operations, net of tax	(65)	—	—	—	(17,617)	—	(17,682)

Net income (loss)	$497,192	$105,534	$584,124	$(29,417)	$773,181	$(1,433,422)	$497,192

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,683,039	$—	$159,433	$5,059,142	$—	$7,901,614
Excise taxes	—	(401,834)	—	(2,245)	(1,652,550)	—	(2,056,629)

Net sales	—	2,281,205	—	157,188	3,406,592	—	5,844,985
Cost of goods sold	—	(1,448,992)	—	(130,984)	(1,901,105)	—	(3,481,081)
Equity in subsidiary earnings	418,052	470,330	—	—	—	(888,382)	—

Gross profit	418,052	1,302,543	—	26,204	1,505,487	(888,382)	2,363,904
Marketing, general and administrative expenses	(61,873)	(740,140)	2	(22,101)	(881,293)	—	(1,705,405)
Special items, net	5,282	(73,652)	—	—	(9,034)	—	(77,404)

Operating income	361,461	488,751	2	4,103	615,160	(888,382)	581,095
Interest income (expense), net	(625)	(65,764)	(55,416)	1,136	(6,112)	—	(126,781)
Other income (expense), net	64	3,870	—	(1,667)	15,469	—	17,736

Income (loss) from continuing operations before income taxes	360,900	426,857	(55,414)	3,572	624,517	(888,382)	472,050
Income tax (expense) benefit	131	(8,805)	—	(1,059)	(72,672)	—	(82,405)

Income (loss) from continuing operations before minority interests	361,031	418,052	(55,414)	2,513	551,845	(888,382)	389,645
Minority interests in net income of consolidated entities	—	—	—	—	(16,089)	—	(16,089)

Income (loss) from continuing operations	361,031	418,052	(55,414)	2,513	535,756	(888,382)	373,556
Loss from discontinued operations, net of tax	—	—	—	—	(12,525)	—	(12,525)

Net income (loss)	$361,031	$418,052	$(55,414)	$2,513	$523,231	$(888,382)	$361,031

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 25, 2005
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,533,888	$—	$146,376	$4,737,438	$—	$7,417,702
Excise taxes	—	(388,102)	—	(2,149)	(1,520,545)	—	(1,910,796)

Net sales	—	2,145,786	—	144,227	3,216,893	—	5,506,906
Cost of goods sold	—	(1,377,811)	—	(76,301)	(1,852,837)	—	(3,306,949)
Equity in subsidiary earnings	159,109	174,730	—	—	—	(333,839)	—

Gross profit	159,109	942,705	—	67,926	1,364,056	(333,839)	2,199,957
Marketing, general and administrative expenses	(3,637)	(746,758)	—	(21,626)	(860,495)	—	(1,632,516)
Special items, net	(17,564)	(98,323)	—	—	(29,505)	—	(145,392)

Operating income	137,908	97,624	—	46,300	474,056	(333,839)	422,049
Interest income (expense), net	(4)	(5,067)	(29,084)	14,231	(93,679)	—	(113,603)
Other (expense) income, net	(431)	313	—	1,369	(14,496)	—	(13,245)

Income (loss) from continuing operations before income taxes	137,473	92,870	(29,084)	61,900	365,881	(333,839)	295,201
Income tax (expense) benefit	(2,529)	62,338	—	(37,586)	(72,487)	—	(50,264)

Income (loss) from continuing operations before minority interests	134,944	155,208	(29,084)	24,314	293,394	(333,839)	244,937
Minority interests in net income of consolidated entities	—	—	—	—	(14,491)	—	(14,491)

Income (loss) from continuing operations	134,944	155,208	(29,084)	24,314	278,903	(333,839)	230,446
Loss from discontinued operations, net of tax	—	—	—	—	(91,826)	—	(91,826)

Income (loss) before cumulative effect of change in accounting principle	134,944	155,208	(29,084)	24,314	187,077	(333,839)	138,620
Cumulative effect of change in accounting principle, net of tax	—	(3,486)	—	—	(190)	—	(3,676)

Net income (loss)	$134,944	$151,722	$(29,084)	$24,314	$186,887	$(333,839)	$134,944

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2007
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$243,757	$1,357	$123	$5,295	$126,491	$—	$377,023
Accounts receivable, net	—	89,567	—	9,599	659,360	—	758,526
Other receivables, net	2,642	17,185	4,692	8,256	79,851	—	112,626
Total inventories, net	—	88,252	—	4,901	276,368	—	369,521
Other assets, net	24,748	39,704	—	1,445	69,784	—	135,681
Deferred tax asset	(162)	16,512	—	951	600	—	17,901
Discontinued operations	—	—	—	—	5,536	—	5,536

Total current assets	270,985	252,577	4,815	30,447	1,217,990	—	1,776,814
Properties, net	18,860	925,309	—	18,910	1,733,074	—	2,696,153
Goodwill	—	76,389	—	2,752	3,267,345	—	3,346,486
Other intangibles, net	—	22,977	—	10,823	5,005,563	—	5,039,363
Net investment in and advances to subsidiaries	6,188,228	(465,846)	7,229,157	—	—	(12,951,539)	—
Deferred tax asset	232,268	35,345	101,016	(19,941)	(11,781)	—	336,907
Other assets	18,505	18,437	5,825	—	207,974	—	250,741
Discontinued operations	—	—	—	—	5,102	—	5,102

Total assets	$6,728,846	$865,188	$7,340,813	$42,991	$11,425,267	$(12,951,539)	$13,451,566

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,922	$143,658	$—	$3,347	$227,772	$—	$380,699
Accrued expenses and other liabilities	35,820	285,680	22,119	26,775	818,740	—	1,189,134
Deferred tax liability	—	—	—	—	120,605	—	120,605
Short-term borrowings and current portion of long-term debt	—	(91)	(228)	—	4,600	—	4,281
Discontinued operations	—	—	—	—	40,858	—	40,858

Total current liabilities	41,742	429,247	21,891	30,122	1,212,575	—	1,735,577
Long-term debt	575,000	231,753	1,215,236	—	238,607	—	2,260,596
Deferred tax liability	—	—	—	—	605,377	—	605,377
Other liabilities	32,748	432,766	75,219	175,431	815,919	—	1,532,083
Discontinued operations	—	—	—	—	124,791	—	124,791

Total liabilities	649,490	1,093,766	1,312,346	205,553	2,997,269	—	6,258,424
Minority interests	—	—	—	—	43,751	—	43,751
Total stockholders' equity	6,079,356	(228,578)	6,028,467	(162,562)	8,384,247	(12,951,539)	7,149,391

Total liabilities and stockholders' equity	$6,728,846	$865,188	$7,340,813	$42,991	$11,425,267	$(12,951,539)	$13,451,566

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,091	$1,807	$32	$4,845	$94,411	$—	$182,186
Accounts receivable, net	—	79,035	—	9,078	595,396	—	683,509
Other receivables, net	1,859	31,100	4,001	3,274	104,856	—	145,090
Total inventories, net	—	88,184	—	4,859	226,495	—	319,538
Other assets, net	248	51,782	—	1,476	63,410	—	116,916
Deferred tax asset	23,954	19,142	—	455	(37,074)	—	6,477
Discontinued operations	—	—	—	—	4,640	—	4,640

Total current assets	107,152	271,050	4,033	23,987	1,052,134	—	1,458,356
Properties, net	13,501	886,858	—	18,850	1,502,275	—	2,421,484
Goodwill	—	11,385	—	3,099	2,954,192	—	2,968,676
Other intangibles, net	—	23,281	—	10,477	4,361,536	—	4,395,294
Net investment in and advances to subsidiaries	4,256,365	6,332,906	—	—	—	(10,589,271)	—
Deferred tax asset	448,460	82,751	—	67,911	(467,773)	—	131,349
Other assets	10,911	23,800	5,763	10	183,453	—	223,937
Discontinued operations	—	—	—	—	4,317	—	4,317

Total assets	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,117	$182,254	$—	$1,994	$233,285	$—	$419,650
Accrued expenses and other liabilities	31,054	256,793	18,206	4,972	914,381	—	1,225,406
Deferred tax liability	45,437	—	—	(2)	70,894	—	116,329
Short-term borrowings and current portion of long-term debt	—	(344)	(192)	—	4,977	—	4,441
Discontinued operations	—	—	—	—	34,290	—	34,290

Total current liabilities	78,608	438,703	18,014	6,964	1,257,827	—	1,800,116
Long-term debt	—	848,049	1,070,446	—	211,350	—	2,129,845
Deferred tax liability	369,449	107,989	—	1,749	127,813	—	607,000
Other liabilities	6,664	545,237	7,684	—	557,086	—	1,116,671
Discontinued operations	—	—	—	—	85,643	—	85,643

Total liabilities	454,721	1,939,978	1,096,144	8,713	2,239,719	—	5,739,275
Minority interests	—	—	—	—	46,782	—	46,782
Total stockholders' equity	4,381,668	5,692,053	(1,086,348)	115,621	7,303,633	(10,589,271)	5,817,356

Total liabilities and stockholders' equity	$4,836,389	$7,632,031	$9,796	$124,334	$9,590,134	$(10,589,271)	$11,603,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2007
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(159,002)	$129,042	$239,659	$(56,313)	$462,651	$616,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(8,247)	(124,427)	—	(1,850)	(293,825)	(428,349)
Proceeds from sales of properties and intangible assets	—	918	—	(203)	7,331	8,046
Purchases of investments securities	(22,777)	—	—	—	—	(22,777)
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(26,700)	(26,700)
Proceeds from sale of House of Blues Canada equity investment	—	—	—	—	30,008	30,008
Trade loan repayments from customers	—	—	—	—	32,352	32,352
Trade loan advances to customers	—	—	—	—	(32,952)	(32,952)
Other	—	1,225	—	—	—	1,225

Net cash used in investing activities	(31,024)	(122,284)	—	(2,053)	(283,786)	(439,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	209,531	—	—	—	—	209,531
Excess tax benefits from share-based compensation	28,135	—	—	—	—	28,135
Dividends paid	(93,930)	—	—	—	(20,853)	(114,783)
Dividends paid to minority interest holders	—	—	—	—	(16,986)	(16,986)
Proceeds on issuance of convertible debt	575,000	—	—	—	—	575,000
Debt issuance costs	(10,209)	—	—	—	—	(10,209)
Sale of warrants	56,991	—	—	—	—	56,991
Purchase of call options	(106,656)	—	—	—	—	(106,656)
Payments of long term debt and capital lease obligations	—	(625,748)	—	—	(5,290)	(631,038)
Proceeds from short term borrowings	—	—	—	—	179,187	179,187
Payments on short term borrowings	—	—	—	—	(180,511)	(180,511)
Net proceeds from (payments on) commercial paper	—	—	—	—	—	—
Net proceeds from (payments on) revovling credit facilities					(6,109)	(6,109)
Change in overdraft balances and other	(91)	23,595	—	—	(2,771)	20,733
Settlements of debt-related derivatives	53				5,097	5,150
Net activity in investments and advances (to) subsidiaries	(306,132)	594,945	(239,581)	58,687	(107,919)	—

Net cash provided by (used in) financing activities	352,692	(7,208)	(239,581)	58,687	(156,155)	8,435

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	162,666	(450)	78	321	22,710	185,325
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	13	129	9,370	9,512
Balance at beginning of year	81,091	1,807	32	4,845	94,411	182,186

Balance at end of period	$243,757	$1,357	$123	$5,295	$126,491	$377,023

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,928)	$139,683	$(52,780)	$7,745	$762,524	$833,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(6,068)	(274,605)	—	(1,442)	(164,261)	(446,376)
Proceeds from sales of properties and intangible assets	—	10,783	—	108	18,227	29,118
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	—	—	36,520	36,520
Trade loan repayments from customers	—	—	—	—	34,152	34,152
Trade loans advanced to customers	—	—	—	—	(27,982)	(27,982)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4,454)	—	—	83,919	79,465
Other	—	290	—	—	—	290

Net cash used in investing activities	(6,068)	(267,986)	—	(1,334)	(19,425)	(294,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	83,348	—	—	—	—	83,348
Excess tax benefits from share-based compensation	7,474	—	—	—	—	7,474
Dividends paid	(84,078)	44,028	—	(44,028)	(26,485)	(110,563)
Dividends paid to minority interest holders	—	—	—	—	(17,790)	(17,790)
Payments on long-term debt and capital lease obligations	—	—	—	—	(7,361)	(7,361)
Proceeds from short-term borrowings	—	—	—	—	83,664	83,664
Payments on short-term borrowings	—	—	—	—	(98,110)	(98,110)
Net payments on commercial paper	—	(167,379)	—	—	—	(167,379)
Net payments on revolving credit facilities	—	—	—	—	(166,177)	(166,177)
Change in overdraft balances and other	(4,426)	(8,987)	—	—	5,952	(7,461)
Other—discontinued operations	—	—	—	—	(884)	(884)
Net activity in investments and advances (to) subsidiaries	107,771	261,179	51,540	36,487	(456,977)	—

Net cash provided by (used in) financing activities	110,089	128,841	51,540	(7,541)	(684,168)	(401,239)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	80,093	538	(1,240)	(1,130)	58,931	137,192
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,241	400	3,940	5,581
Balance at beginning of year	998	1,269	31	5,575	31,540	39,413

Balance at end of period	$81,091	$1,807	$32	$4,845	$94,411	$182,186

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 25, 2005
(IN THOUSANDS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(78,442)	$180,626	$(7,253)	$31,440	$295,904	$422,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2,357)	(180,161)	—	(1,457)	(222,070)	(406,045)
Proceeds from sales of properties and intangible assets	—	294	—	443	41,713	42,450
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(16,561)	(16,561)
Cash recognized on Merger with Molson	—	—	—	—	73,540	73,540
Cash expended for Merger-related costs	—	(20,382)	—	—	—	(20,382)
Trade loan repayments from customers	—	—	—	—	42,460	42,460
Trade loans advanced to customers	—	—	—	—	(25,369)	(25,369)
Other	—	—	—	—	16	16
Discontinued operations	—	—	—	—	(2,817)	(2,817)

Net cash used in investing activities	(2,357)	(200,249)	—	(1,014)	(109,088)	(312,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	55,228	—	—	1	—	55,229
Dividends paid	(76,146)	—	—	—	(33,814)	(109,960)
Dividends paid to minority interest holders	—	—	—	—	(10,569)	(10,569)
Proceeds from (payments on) issuances of long-term debt	—	—	1,051,056	—	(13,242)	1,037,814
Payments on long-term debt and capital lease obligations	—	—	—	—	(584,056)	(584,056)
Proceeds from short-term borrowings	—	—	875,060	—	175,626	1,050,686
Payments on short-term borrowings	—	—	—	—	(1,887,558)	(1,887,558)
Net proceeds from commercial paper	—	165,795	—	—	—	165,795
Net (payments on) proceeds from revolving credit facilities	—	(12,500)	(1,025,650)	—	1,189,423	151,273
Debt issuance costs	(4,635)	—	—	—	(6,822)	(11,457)
Settlements on debt-related derivatives	(11,285)	—	—	—	—	(11,285)
Change in overdraft balances and other	—	8,487	—	—	(328)	8,159
Other—discontinued operations	—	—	—	—	(42,846)	(42,846)
Net activity in investments and advances from (to) subsidiaries	115,435	(157,878)	(893,182)	(28,107)	963,732	—

Net cash provided by (used in) financing activities	78,597	3,904	7,284	(28,106)	(250,454)	(188,775)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(2,202)	(15,719)	31	2,320	(63,638)	(79,208)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	703	(5,095)	(4,392)
Balance at beginning of year	3,200	16,988	—	2,552	100,273	123,013

Balance at end of period	$998	$1,269	$31	$5,575	$31,540	$39,413

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years ended December 30, 2007 and December 31, 2006. All per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007.

	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
2007
Sales	$1,651,195	$2,244,024	$2,257,233	$2,167,221	$8,319,673
Excise taxes	(422,584)	(567,757)	(571,825)	(566,915)	(2,129,081)

Net sales	1,228,611	1,676,267	1,685,408	1,600,306	6,190,592
Cost of goods sold	(770,162)	(966,897)	(987,304)	(978,558)	(3,702,921)

Gross profit	$458,449	$709,370	$698,104	$621,748	$2,487,671

Income from continuing operations	$19,237	$184,344	$135,114	$176,179	$514,874
(Loss) income from discontinued operations, net of tax	(14,830)	619	(442)	(3,029)	(17,682)

Net income	$4,407	$184,963	$134,672	$173,150	$497,192

Basic income (loss) per share:
From continuing operations	$0.11	$1.03	$0.75	$0.98	$2.88
From discontinued operations	(0.08)	—	—	(0.02)	(0.10)

Basic net income per share	$0.03	$1.03	$0.75	$0.96	$2.78

Diluted income (loss) per share:
From continuing operations	$0.11	$1.02	$0.74	$0.96	$2.84
From discontinued operations	(0.08)	—	—	(0.01)	(0.10)

Diluted net income per share	$0.03	$1.02	$0.74	$0.95	$2.74

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Quarterly Financial Information (Unaudited) (Continued)

	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
2006
Sales	$1,543,946	$2,130,047	$2,126,652	$2,100,969	$7,901,614
Excise taxes	(390,100)	(547,022)	(549,828)	(569,679)	(2,056,629)

Net sales	1,153,846	1,583,025	1,576,824	1,531,290	5,844,985
Cost of goods sold	(726,668)	(919,976)	(907,305)	(927,132)	(3,481,081)

Gross profit	$427,178	$663,049	$669,519	$604,158	$2,363,904

(Loss) income from continuing operations	$(18,570)	$157,642	$122,385	$112,099	$373,556
Loss from discontinued operations, net of tax	(11,667)	(1,415)	13,409	(12,852)	(12,525)

Net (loss) income	$(30,237)	$156,227	$135,794	$99,247	$361,031

Basic income (loss) per share:
From continuing operations	$(0.11)	$0.92	$0.71	$0.65	$2.17
From discontinued operations	(0.07)	(0.01)	0.08	(0.08)	(0.07)

Basic net (loss) income per share	$(0.18)	$0.91	$0.79	$0.57	$2.10

Diluted income (loss) per share:
From continuing operations	$(0.11)	$0.92	$0.70	$0.64	$2.16
From discontinued operations	(0.07)	(0.01)	0.08	(0.07)	(0.08)

Diluted net (loss) income per share	$(0.18)	$0.91	$0.78	$0.57	$2.08

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

        The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 30, 2007 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

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

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Global Chief Executive Officer and the Global Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its

evaluation, management has concluded that our internal control over financial reporting was effective as of December 30, 2007.

        The Company's independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as of December 30, 2007, as stated in the report which appears herein.

Changes in Internal Control over Financial Reporting

        There were no other changes in internal control over financial reporting during the quarter ended December 30, 2007, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

        During the first quarter of 2008, the Company signed a contract with a third-party service provider to outsource a significant portion of work associated with our finance and accounting, information technology and human resources functions. The outsourcing arrangements impact all three of our operating segments and our corporate headquarters. We will begin transitioning work to the service provider in the first half of 2008, and the transition will continue through to the end of the year. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as many of our outsourced functions benefit from expected innovations and improvements from our service provider.

        The Company has announced the planned MillerCoors joint venture, pending government review and approval. We intend to account for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors will potentially impact the scope of the Company's internal controls over financial reporting. In addition, the formation of MillerCoors will involve significant integration of the prospective owners' current processes and controls over their businesses in the United States and Puerto Rico, many of which involve complex systems. Last, the Company's corporate headquarters shares a significant portion of its systems and administrative infrastructure with the Unites States business (which is being contributed to MillerCoors), and as a result, will have to adapt certain systems, processes and controls to the change brought about by the formation of MillerCoors

ITEM 9B.    Other Information

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

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan"), the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan as of December 30, 2007. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)(2)	12,498,662	$34.18	2,562,144
Equity compensation plans not approved by security holders	None	None	None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI plan, we may issue restricted stock awards, as that term is defined in the EI plan.

(2)
In connection with the Merger, we exchanged approximately 9.7 million Molson stock options for Molson Coors stock options under our EI plan. In order to accommodate the exchange, the Compensation Committee for the Coors Board of Directors approved 5.0 million shares for exchange under the EI plan of 2005.

        As of December 30, 2007, there were 777,799 restricted stock units ("RSUs") outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods) lapsed as of the Merger on February 9, 2005, as well as RSUs issued subsequent to the Merger. RSUs previously were granted only to executives. These restricted shares, along with common stock convertible equivalent units, accrue dividends which will be convertible into MCBC Class B stock at the end of three years and were offered to a broader mix of employees beginning in 2006. These instruments are meant to reward exceptional performance and encourage retention. The number granted each year, if any, will be based upon performance.

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

        The following are filed as a part of this Report on Form 10-K

  (1)
  Management's Report to Stockholders

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Income and Comprehensive Income for the period ended December 30, 2007

    Consolidated Balance Sheets at December 30, 2007

    Consolidated Statements of Cash Flows for the period ended December 30, 2007

    Consolidated Statements of Stockholders' Equity for the period ended December 30, 2007

    Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 30, 2007, December 31, 2006, and December 25, 2005

  (3)
  Exhibit list

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of June 11, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.	8-K	1.1	June 15, 2007
2.1	Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew U.K. Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002.	8-K/A	2.1	April 18, 2002
2.2	Agreement and Plan of Merger dated August 14, 2003 by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation.	8-K	2.1	October 6, 2003
2.3	Combination Agreement, dated as of July 21, 2004, by and among Adolph Coors Company, Coors Canada Inc. and Molson Inc., together with the exhibits U.C. thereto incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 4, 2004 as amended by Amendment No. 1 thereto (incorporated by reference to B-II of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004) and by Amendment No. 2 thereto.	8-K	2.1	January 14, 2005
2.4	Plan of Arrangement Including Appendices.	Schedule 14A	Annex D	December 10, 2004
2.5	Joint Venture Agreement, dated as of December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors, LLC.	8-K	10.1	December 21, 2007
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004

3.3	Second Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.2	August 7, 2007
4.1	Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	May 15, 2002
4.2	First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.2	May 15, 2002
4.3	Fourth Supplemental Indenture, dated as of April 10, 2007, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	August 7, 2007
4.4	Fifth Supplemental Indenture, dated as of February 1, 2008 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.				X
4.5	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6	Molson Inc. 1988 Canadian Stock Option Plan, as revised.	S-8	4.3	February 8, 2005
4.7	Molson Coors Brewing Company Incentive Compensation Plan.	S-8	4.3	April 18, 2005
4.8	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005
4.9	First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005
4.10
	Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4-3	October 19, 2005

4.11	Third Supplemental Indenture dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.12
	Fourth Supplemental Indenture dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.				X
4.13	U.S. $300,000,000 in aggregate principal amount of 4.85% Notes due 2010.	S-4	4.4	October 19, 2005
4.14	CAD $900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
4.15	Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement.	S-4	4.5	October 19, 2005
4.16
	Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement.	10-Q	4.7	November 4, 2005
4.17	Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.1	June 21, 2007
4.18	First Supplemental Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.2	June 21, 2007
4.19	Second Supplemental Indenture, dated as of January 31, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.				X

4.20	Third Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.				X
10.1*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 5, 2004
10.2	Form of CBC Distributorship Agreement.	10-K	10.20	March 28, 1997
10.3*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 5, 2004
10.4	Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the SEC on October 6, 1992, as amended).	10	2 19.1 19.1A	October 6, 1992
10.5*	Adolph Coors Company Stock Unit Plan and 1999 Amendment.	10-K	10.16	March 30, 1998
10.6	Adolph Coors Company Water Augmentation Plan.	10-K	10.12	December 31, 1989
10.7	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001	10-K	10.12	March 29, 2002
10.8	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001.	8-K/A	10.13	April 18, 2002
10.9*	Adolph Coors Company Deferred Compensation Plan, As Amended and Restated effective January 1, 2002, As Corrected and Conformed June 30, 2004.	10-Q	10.16	August 5, 2004
10.10	Purchase and sale agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2003, filed by Graphic Packaging International Corporation).	8-K	99.1	March 25, 2003
10.11	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003.	10-Q	10.20	November 12, 2003
10.12	Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003.	10-Q	10.21	November 12, 2003
10.13	U.S. Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named therein.	10-Q	10.1	November 4, 2005

10.14
	Canadian Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers.	10-Q	10.2	November 4, 2005
10.15*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005.	8-K	99.1	July 1, 2005
10.16*	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.	10-Q	10.15	August 7, 2007
10.17*	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005.	8-K	99.2	July 1, 2005
10.18*	First Amendment to Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated August 1, 2007.	10-Q	10.16	August 7, 2007
10.19	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	8-K	99.1	August 7, 2005
10.20	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above.	8-K	99.2	May 7, 2005
10.21	Confirmation, dated as of March 8, 2007, to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	August 7, 2007
10.22	Supplement Nos. 1, 2, 3, 4, 5 and 6, dated as of April 9, 2007, to the Subsidiary Guarantee Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montreal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender Lender.	10-Q	10.2	August 7, 2007

10.23	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
10.24*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.25*	Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.	10-Q	10.1	August 4, 2006
10.26*	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.	10-Q	10.2	August 4, 2006
10.27*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.28*	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.5	August 4, 2006
10.29*	Directors' Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	November 2, 2006
10.30	First Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-Q	10.2	November 2, 2006
10.31	Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006.	10-Q	10.3	November 2, 2006
10.32*	Molson Coors Brewing Company Change in Control Protection Program.	8-K	10.29	May 23, 2007
10.33	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.34	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.35	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.36	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007

10.37	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.38	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007
10.39	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.40	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.10	August 7, 2007
10.41	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.11	August 7, 2007
10.42	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.12	August 7, 2007
10.43	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.13	August 7, 2007
10.44	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.14	August 7, 2007
10.45	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	8-K	10.1	December 21, 2007
21	Subsidiaries of the Registrant.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Section 302 Certification of Chief Executive Officer				X
31.2	Section 302 Certification of Chief Financial Officer				X
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X

*
Represents a management contract or compensatory plan or arrangement.

(b)   Exhibits

        The exhibits at 15(a) (3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)   Other Financial Statement Schedules

SCHEDULE II

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Balance at beginning of year	Acquired with Molson	Additions charged to costs and expenses	Deductions(1)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 30, 2007	$10,363	$—	$2,491	$(4,439)	$412	$8,827
December 31, 2006	$9,480	$—	$2,922	$(3,085)	$1,046	$10,363
December 25, 2005	$9,110	$1,736	$1,534	$(2,150)	$(750)	$9,480
Allowance for doubtful accounts—current trade loans
Year ended:
December 30, 2007	$3,439	$—	$1,543	$(1,870)	$69	$3,181
December 31, 2006	$3,629	$—	$591	$(1,064)	$283	$3,439
December 25, 2005	$3,883	$—	$1,024	$(887)	$(391)	$3,629
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 30, 2007	$10,318	$—	$2,070	$(4,664)	$206	$7,930
December 31, 2006	$10,329	$—	$1,774	$(3,193)	$1,408	$10,318
December 25, 2005	$11,053	$—	$2,916	$(2,523)	$(1,117)	$10,329
Allowance for obsolete inventories and supplies
Year ended:
December 30, 2007	$13,289	$—	$1,035	$(1,391)	$145	$13,078
December 31, 2006	$11,933	$—	$4,830	$(4,155)	$681	$13,289
December 25, 2005	$11,564	$69	$16,655	$(15,718)	$(637)	$11,933
Deferred tax valuation account
Year ended:
December 30, 2007	$18,807	$—	$6,108	$(4,235)	$919	$21,599
December 31, 2006	$18,754	$—	$1,292	$(2,775)	$1,536	$18,807
December 25, 2005	$40,000	$6,177	$12,577	$(40,000)	$—	$18,754

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the utilization of tax loss carryforwards and re-evaluations of deferred tax assets.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By	/s/ W. LEO KIELY III W. Leo Kiely III	President, Global Chief Executive Officer and Director (Principal Executive Officer)
By	/s/ TIMOTHY V. WOLF Timothy V. Wolf	Global Chief Financial Officer (Principal Financial Officer)
By	/s/ MARTIN L. MILLER Martin L. Miller	Vice President and Global Controller (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ ERIC H. MOLSON Eric H. Molson	Chairman
By	/s/ PETER H. COORS Peter H. Coors	Vice Chairman
By	/s/ FRANCESCO BELLINI Francesco Bellini	Director
By	/s/ ROSALIND G. BREWER Rosalind G. Brewer	Director
By	/s/ JOHN E. CLEGHORN John E. Cleghorn	Director
By	/s/ MELISSA E. COORS OSBORN Melissa E. Coors Osborn	Director
By	/s/ CHARLES M. HERINGTON Charles M. Herington	Director
By	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs	Director

By	/s/ ANDREW T. MOLSON Andrew T. Molson	Director
By	/s/ DAVID P. O'BRIEN David P. O'Brien	Director
By	/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director
By	/s/ H. SANFORD RILEY H. Sanford Riley	Director

February 21, 2008