Form 10-Q
period 2008-03-30
MOLSON COORS BREWING CO
filed 2008-05-07
CIK 24545

Use these links to rapidly review the document
MOLSON COORS BREWING COMPANY AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 30, 2008
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 2008:

Class A Common Stock—2,674,772 shares
Class B Common Stock—150,749,605 shares

  Exchangeable shares:

         As of April 25, 2008, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,314,096
Class B Exchangeable shares—24,795,839

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

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Sales	$1,816.2	$1,651.2
Excise taxes	(459.6)	(422.6)

Net sales	1,356.6	1,228.6
Cost of goods sold	(835.0)	(770.2)

Gross profit	521.6	458.4
Marketing, general and administrative expenses	(436.6)	(396.8)
Special items, net	(7.3)	(8.2)

Operating income	77.7	53.4
Interest expense, net	(23.9)	(26.3)
Debt extinguishment costs	(12.4)	—
Other income, net	4.6	1.2

Income from continuing operations before income taxes and minority interests	46.0	28.3
Income tax benefit (expense)	5.5	(5.3)

Income from continuing operations before minority interests	51.5	23.0
Minority interests in net income of consolidated entities	(5.4)	(3.8)

Income from continuing operations	46.1	19.2
Loss from discontinued operations, net of tax	(9.0)	(14.8)

Net income	$37.1	$4.4

Basic income (loss) per share:
From continuing operations	$0.25	$0.11
From discontinued operations	(0.05)	(0.08)

Basic net income per share	$0.20	$0.03

Diluted income (loss) per share:
From continuing operations	$0.25	$0.11
From discontinued operations	(0.05)	(0.08)

Diluted net income per share	$0.20	$0.03

Weighted average shares—basic	181.0	176.1
Weighted average shares—diluted	184.5	178.2

See notes to unaudited condensed consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$118.7	$377.0
Accounts receivable, net	684.2	758.5
Other receivables, net	162.1	112.6
Inventories:
Finished, net	171.7	164.0
In process	50.6	40.7
Raw materials	76.8	82.3
Packaging materials, net	83.9	82.6

Total inventories, net	383.0	369.6
Other assets, net	117.3	135.7
Deferred tax assets	18.0	17.9
Discontinued operations	5.7	5.5

Total current assets	1,489.0	1,776.8
Properties, net	2,643.4	2,696.2
Goodwill	3,257.9	3,346.5
Other intangibles, net	4,846.5	5,039.4
Deferred tax assets	292.3	336.9
Notes receivable, net	71.3	71.2
Other assets	191.4	179.5
Discontinued operations	4.6	5.1

Total assets	$12,796.4	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	March 30, 2008	December 30, 2007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$310.5	$380.7
Accrued expenses and other liabilities	1,018.8	1,189.1
Deferred tax liabilities	146.5	120.6
Short-term borrowings and current portion of long-term debt	34.4	4.3
Discontinued operations	41.1	40.8

Total current liabilities	1,551.3	1,735.5
Long-term debt	2,030.8	2,260.6
Pension and post-retirement benefits	637.4	677.8
Derivative hedging instruments	421.7	477.4
Deferred tax liabilities	571.6	605.4
Unrecognized tax benefits	267.4	285.9
Other liabilities	87.4	90.9
Discontinued operations	126.7	124.8

Total liabilities	5,694.3	6,258.3
Minority interests	45.1	43.8
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.7 shares at March 30, 2008 and December 30, 2007)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 150.5 shares and 149.6 shares at March 30, 2008 and December 30, 2007, respectively)	1.5	1.5
Class A exchangeable shares (issued and outstanding: 3.3 shares at March 30, 2008 and December 30, 2007)	124.7	124.8
Class B exchangeable shares (issued and outstanding: 24.9 shares and 25.1 shares at March 30, 2008 and December 30, 2007, respectively)	935.6	945.3

Total capital stock	1,061.8	1,071.6
Paid-in capital	3,096.2	3,022.5
Retained earnings	1,958.7	1,950.5
Accumulated other comprehensive income	940.3	1,104.9

Total stockholders' equity	7,057.0	7,149.5

Total liabilities and stockholders' equity	$12,796.4	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$37.1	$4.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.3	83.4
Share-based compensation	38.6	6.7
Gain on sale of properties and intangibles	(23.2)	—
Deferred income taxes	(2.4)	1.1
Equity in net income of unconsolidated affiliates	(5.9)	(2.6)
Minority interest in net income of consolidated entities	5.4	3.8
Excess tax benefits from share-based compensation	(3.6)	(15.8)
Change in current assets and liabilities and other	(263.5)	(268.5)
Discontinued operations	9.0	14.8

Net cash used in operating activities	(126.2)	(172.7)

Cash flows from investing activities:
Additions to properties and intangible assets	(69.5)	(107.0)
Proceeds from sales of properties and intangible assets	28.3	1.0
Proceeds from sale of investment securities, net	22.8	—
Investment in an unconsolidated affiliate	(7.0)	—
Trade loan repayments from customers	6.9	7.1
Trade loans advanced to customers	(9.2)	(5.2)
Other	2.6	0.2

Net cash used in investing activities	(25.1)	(103.9)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	23.0	144.9
Excess tax benefits from share-based compensation	3.6	15.8
Dividends paid	(28.9)	(28.4)
Dividends paid to minority interest holders	(4.2)	—
Payments on long-term debt and capital lease obligations	(180.6)	(0.1)
Proceeds from short-term borrowings	30.5	86.4
Payments on short-term borrowings	(0.1)	(66.1)
Net proceeds from revolving credit facilities	—	60.2
Change in overdraft balances and other	39.1	0.7
Settlements of debt-related derivatives	12.0	—

Net cash (used in) provided by financing activities	(105.6)	213.4

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(256.9)	(63.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.4)	0.4
Balance at beginning of year	377.0	182.2

Balance at end of period	$118.7	$119.4

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008

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

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority-owned subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the thirteen week period ended March 30, 2008, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 30, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2008 and 2007 consisted of 13 weeks ending on March 30, 2008 and April 1, 2007, respectively. Fiscal year 2008 and 2007 consist of 52 weeks ending on December 28, 2008 and December 30, 2007, respectively.

        Since the Merger, the results from Brewers Retail Inc. ("BRI") are reported one month in arrears in the accompanying unaudited condensed consolidated financial statements.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which is, in part, effective for us beginning in fiscal year 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions ("FSP") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2 "Effective Date of FASB Statement No. 157." FSP 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be the first quarter of 2009.

        The table below summarizes our assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2008. Such assets include certain derivative instruments and our indemnity obligations related primarily to our discontinued operations from Kaiser (see Note 5). In addition, we have provided a reconciliation of the beginning and ending balances for the fair value of these indemnity obligations using significant unobservable inputs (Level 3—see definition below) in Note 11 "CONTINGENCIES—Kaiser and Other Indemnity Obligations." SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy are as follows:

        Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

        The following presents our assets and liabilities that are measured at fair value based on a recurring basis:

		Fair Vaue Measurements at March 30, 2008 Using
	Total carrying value at March 30, 2008	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives assets	$38.6	$—	$38.6	$—
Derivatives liabilities	(427.7)	—	(427.7)	—
Guarantees—indemnity obligations	(168.2)	—	—	(168.2)

Total	$(557.3)	$—	$(389.1)	$(168.2)

        In accordance with FSP 157-2, we will adopt in 2009 the fair value provisions of those financial assets and liabilities that are measured at fair value on a nonrecurring basis including goodwill, intangibles, and debt. Based on our evaluation of this statement, we do not believe the adoption of FSP 157-2, will have a significant impact on the determination or reporting of our financial results.

        Following is a list of asset and liabilities that are recognized or disclosed at fair value for which, we will not apply the provisions of SFAS 157 until 2009:

  •
  Reporting units, including Canada, U.S. and U.K., measured at fair value in the first step of our annual goodwill impairment testing,

  •
  Indefinite-lived intangible assets measured at fair value in our annual impairment testing,

  •
  Other long-lived assets held for sale and carried at fair value less costs to sell,

  •
  Asset retirement obligations, and

  •
  Liabilities associated with restructuring or other exit activities.

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115"

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159") which permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We do not intend to adopt the fair value measurement provisions of SFAS 159.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

SFAS No. 141R "Business Combinations"

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. We are currently evaluating the effects, if any, that SFAS 141R may have on our financial statements.

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141R, including procedures associated with the deconsolidation of a subsidiary. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that while the adoption of SFAS 160 will require the reclassification of our reported minority interests to stockholders' equity, the statement will not have a significant impact on the reporting of our results of operations.

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities. Including an amendment of FASB Statement No. 133 "

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

Proposed Accounting Pronouncements

Proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In August 2001, the FASB proposed FASB Staff Position APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). The proposed FSP APB 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. Our 2007 2.5% Convertible Senior Notes due July 30, 2013, are within the scope of the proposed FSP APB 14-a; therefore if FSP APB 14-a is issued as proposed, we would be required to record the debt portions of our 2.5% Convertible Senior Notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. If the FSP APB 14-a is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant. As currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and would be applied retrospectively to all periods presented. FSP APB 14-a is expected to be issued as final by the FASB in May 2008.

2. BUSINESS SEGMENTS

        During the first quarter of 2008, MCBC adjusted its operating and reporting structure to reflect a re-alignment of responsibility associated with certain developing beer markets. A summary of our revised operating segments is provided below:

  Reportable segments

  Canada

        The Canada segment was not impacted by this reorganization and remains as described in our previously issued financial statements.

        Effective January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture Molson Modelo Imports ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team will be responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively tap into the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture will be accounted for under the equity method.

  United States ("U.S.")

        Our beer business associated with Mexico, the Caribbean (other than Puerto Rico), and military sales outside the U.S. have had responsibility transferred from this operating segment to our new

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

2. BUSINESS SEGMENTS (Continued)

non-reportable segment called Global Brands and Market Development ("Global Markets"), discussed below. In addition, the results of Coors Global Properties which includes certain intellectual property, trademarks and brands, was re-aligned and is now included in the U.S. segment.

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

  United Kingdom ("U.K")

        Our beer business in Asia markets and exports from the U.K. to continental Europe have had responsibility transferred to our non-reportable segment called Global Markets and Corporate, discussed below. As a result the segment previously carried as "Europe" has been renamed the U.K. segment. The segment includes the results of operations in the U.K. and our royalty arrangements in the Republic of Ireland.

  Non-reportable segment and other business activities

  Global Markets and Corporate

        These results represent our unallocated corporate general and administrative costs, net interest costs associated with financing activities, and results of operations associated with certain global markets, including Mexico, the Caribbean (other than Puerto Rico), Asia and exports to continental Europe.

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment revenues are insignificant and eliminated in consolidation. Prior period amounts have been reclassified to conform to the current operating segment structure described above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

2. BUSINESS SEGMENTS (Continued)

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions)
Canada(1)	$383.6	$337.8
U.S.(1)	650.0	585.4
U.K.(1)	310.5	291.7
Global Markets and Corporate(2)	12.5	13.7

Consolidated	$1,356.6	$1,228.6

    (1)
    Reportable segment

    (2)
    Operating segment and other business activities that are not reportable

        The following table sets forth income (loss) from continuing operations before income taxes and minority interests by segment:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions)
Canada(1)	$62.7	$41.2
U.S.(1)	69.9	45.5
U.K.(1)	(4.1)	(6.8)
Global Markets and Corporate(2)	(82.5)	(51.6)

Consolidated	$46.0	$28.3

    (1)
    Reportable segment

    (2)
    Operating segment and other business activities that are not reportable

        The following table sets forth total assets by segment:

	As of
	March 30, 2008	December 30, 2007
	(In millions)
Canada(1)(2)	$6,977.1	$7,378.6
U.S.(2)	2,990.5	2,830.6
U.K.(2)	2,723.1	2,867.3
Global Markets and Corporate(3)	95.4	364.5
Discontinued operations	10.3	10.6

Total assets	$12,796.4	$13,451.6

    (1)
    The decrease is primarily due to foreign currency translation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

2. BUSINESS SEGMENTS (Continued)

    (2)
    Reportable segment

    (3)
    Operating segment and other business activities that are not reportable

3. SHARE-BASED PAYMENTS

        During the first quarters of 2008 and 2007, we issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCIP"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), stock options, stock-only stock appreciation rights ("SOSAR"), and limited stock appreciation rights ("LOSAR").

        PSU awards are earned over the estimated expected term to achieve projected financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs are granted at the market value of our stock on the date of the grant.

        The following table summarizes components of the recorded equity-based compensation expense:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions)
Stock options, SOSARs and LOSARs
Pre-tax compensation expense	$1.6	$0.8
Tax (benefit)	(0.4)	(0.2)

After-tax compensation expense	$1.2	$0.6

RSUs and DSUs
Pre-tax compensation expense	$2.6	$1.6
Tax (benefit)	(0.8)	(0.5)

After-tax compensation expense	$1.8	$1.1

PSUs
Pre-tax compensation expense	$34.4	$4.3
Tax (benefit)	(10.0)	(1.3)

After-tax compensation expense	$24.4	$3.0

Total after-tax compensation expense	$27.4	$4.7

4. SPECIAL ITEMS, NET

        We have incurred charges or gains that are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

4. SPECIAL ITEMS, NET (Continued)

Summary of Special Items

        The table below summarizes special items recorded in the first quarters of 2008 and 2007, by program:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions)
Canada—Restructuring and related costs associated with the Edmonton brewery closure	$1.4	$4.1
U.S.—Costs associated with the proposed MillerCoors joint venture	16.2	—
U.S.—(Gain) on sale of distribution center	(24.2)	—
U.K.—Restructuring charge	1.6	4.1
U.K.—Other, including certain exit costs	0.5	—
Global Markets and Corporate—Costs associated with proposed MillerCoors joint venture	5.5	—
Global Markets and Corporate—Transitional costs associated with outsourcing agreement	6.3	—

Total special items	$7.3	$8.2

Canada Segment

        During the first quarter of 2008, the Canada segment recognized a charge of $1.4 million related to costs associated with the Edmonton brewery, which was closed in the third quarter of 2007. In the first quarter of 2007, the Canada segment began a restructuring program focused on labor savings across production and sales, general and administrative functions, and also targeted a reduction of overhead expenses. We recognized $4.1 million for severance and other related costs in the first quarter of 2007.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$4.2
Charges incurred	—
Payments made	(2.0)
Foreign currency and other adjustments	(0.2)

Balance at March 30, 2008	$2.0

U.S. Segment

        The U.S. segment recognized on a net basis, a gain of $8.0 million associated with special items during the first quarter of 2008. During the first quarter of 2008 we sold our Boise, Idaho beer

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

4. SPECIAL ITEMS, NET (Continued)

distributorship, for $25.2 million resulting in a gain of $24.2 million. This gain was partially offset by $16.2 million of costs associated with the MillerCoors joint venture which primarily consists of employee retention costs. The retention accruals have not been included in the restructuring accruals table, presented below, as the activities do not represent restructuring or exit activities. The U.S. segment recognized no special items during the first quarter of 2007.

        The following summarizes the activity in the U.S. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$2.6
Charges incurred	—
Payments made	(2.5)
Other adjustments	(0.1)

Balance at March 30, 2008	$—

U.K. Segment

        The U.K. segment recognized $2.1 million and $4.1 million of net special charges in the first quarters of 2008 and 2007, respectively. The 2008 and 2007 net charges were predominantly employee termination costs associated with supply chain and back-office restructuring efforts in the U.K. As of March 30, 2008, we had 348 employees whose employment was terminated under this restructuring plan since the inception of the programs in 2006.

        The following summarizes the activity in the U.K. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$2.5
Charges incurred	1.7
Payments made	(1.8)
Foreign currency and other adjustments	—

Balance at March 30, 2008	$2.4

Global Markets and Corporate

        During the first quarter of 2008, Global Markets and Corporate recognized a $5.5 million charge associated with the proposed MillerCoors joint venture, consisting primarily of outside professional services. Additionally, in January 2008, we signed a contract with a third party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the quarter we incurred $6.3 million of external transition costs associated with this outsourcing initiative. We expect to incur additional costs

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

4. SPECIAL ITEMS, NET (Continued)

throughout the remainder of 2008. The Global Markets and Corporate segment recognized no special items in the first quarter of 2007.

5. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in the entity that comprised our previously-reported Brazil operating segment, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). As discussed in Note 11, we indemnified FEMSA with respect to certain tax and other liabilities. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        The loss from discontinued operations of $9.0 million and $14.8 million in the first quarters of 2008 and in 2007, respectively, were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 11.

6. INCOME TAXES

        Our effective tax rate for the first quarter of 2008 was approximately negative 12%, resulting in an income tax benefit. We anticipate that our full year effective tax rate will be in the range of 10% to 15%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to reductions in unrecognized tax benefits.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate. The formation of the proposed MillerCoors joint venture could also impact our effective tax rate.

        As of December 31, 2007 we had $286.2 million of unrecognized tax benefits. Since December 31, 2007, unrecognized tax benefits decreased by $13.2 million. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax years closing or being effectively settled, and payments made to tax authorities with regard to unrecognized tax benefits during the first quarter of 2008. The net effect of such changes resulted in total unrecognized tax benefits of $273.0 million as of March 30, 2008.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 and 2006 tax years and we expect the examination to conclude in late 2008. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 transactions in the current year. Tax years through 2003 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2004 in Canada and expect the examination to close during 2008. Tax years through 2001 are closed or

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

6. INCOME TAXES (Continued)

have been effectively settled through examination in the U.K. We are currently under examination for tax years 2002 through 2004 in the U.K. and expect the examinations to conclude during 2008. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

7. EARNINGS PER SHARE (EPS)

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. All share and per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, LOSARs, SOSARs, RSUs, PSUs and DSUs, calculated using the treasury stock method. Diluted net income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions, except per share amounts)
Income from continuing operations	$46.1	$19.2
Loss from discontinued operations, net of tax	(9.0)	(14.8)

Net income	$37.1	$4.4

Weighted average shares for basic EPS	181.0	176.1
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	2.0	2.0
RSUs, PSUs and DSUs	1.5	0.1

Weighted average shares for diluted EPS	184.5	178.2

Basic income (loss) per share:
From continuing operations	$0.25	$0.11
From discontinued operations	(0.05)	(0.08)

Basic net income per share	$0.20	$0.03

Diluted income (loss) per share:
From continuing operations	$0.25	$0.11
From discontinued operations	(0.05)	(0.08)

Diluted net income per share	$0.20	$0.03

Dividends per share	$0.16	$0.16

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

7. EARNINGS PER SHARE (EPS) (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions, except per share amounts)
Stock options, SOSARs and RSUs(1)	0.2	0.2
PSUs—2.1 million outstanding at April 1, 2007(2)	—	2.1
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 10.5 million at March 30, 2008(3)	10.5	—
Warrants to issue Class B common shares, 10.5 million at March 30, 2008(3)	10.5	—

	21.2	2.3

    (1)
    Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

    (2)
    All necessary conditions required to be satisfied were not met during 2007.

    (3)
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

8. GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the thirteen weeks ended March 30, 2008 (in millions):

Balance at December 30, 2007	$3,346.5
Deferred tax purchase accounting adjustments	(0.1)
Foreign currency translation	(88.5)

Balance at March 30, 2008	$3,257.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

8. GOODWILL AND OTHER INTANGIBLES (Continued)

        The following summarizes goodwill allocated between our reportable segments as follows:

	As of
	March 30, 2008	December 30, 2007
	(In millions)
Canada	$979.2	$1,066.5
United States	1,346.8	1,347.0
United Kingdom	931.9	933.0

Consolidated	$3,257.9	$3,346.5

        The following table presents details of our intangible assets, other than goodwill, as of March 30, 2008:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$312.7	$(124.2)	$188.5
Distribution rights	2 - 23	350.4	(164.5)	185.9
Patents and technology and distribution channels	3 - 10	35.3	(21.5)	13.8
Other	5 - 34	11.7	(5.4)	6.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,433.9	—	3,433.9
Distribution networks	Indefinite	989.2	—	989.2
Other	Indefinite	28.9	—	28.9

Total		$5,162.1	$(315.6)	$4,846.5

        The following table presents details of our intangible assets, other than goodwill, as of December 30, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$320.3	$(121.2)	$199.1
Distribution rights	2 - 23	363.4	(164.9)	198.5
Patents and technology and distribution channels	3 - 10	35.4	(20.7)	14.7
Other	5 - 34	11.7	(5.3)	6.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,561.1	—	3,561.1
Distribution networks	Indefinite	1,030.5	—	1,030.5
Other	Indefinite	29.1	—	29.1

Total		$5,351.5	$(312.1)	$5,039.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

8. GOODWILL AND OTHER INTANGIBLES (Continued)

        The incremental change in the gross carrying amounts of intangibles from December 30, 2007 to March 30, 2008, is primarily due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

        Based on foreign exchange rates as of March 30, 2008, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In millions)
2008—remaining	$34.1
2009	$45.5
2010	$45.3
2011	$41.8
2012	$31.3

        Amortization expense of intangible assets was $11.5 million and $14.9 million for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively.

9. DEBT AND OTHER CREDIT ARRANGMENTS

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The net debt extinguishment costs comprised a $21.4 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $1.7 million write-off of the proportionate amount of unamortized discount, issuance fees and transaction costs, offset by a $10.7 million gain from the termination of the interest rate swap associated with the extinguished debt. The debt extinguishment was funded by existing cash resources.

10. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        We offer defined benefit retirement plans in Canada, the United States and the United Kingdom that cover substantially all of our employees. Additionally, we offer other postretirement benefits to the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

10. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended March 30, 2008
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.4	$4.2	$7.0	$19.6
Interest cost	24.6	14.9	33.9	73.4
Expected return on plan assets	(31.3)	(17.5)	(39.8)	(88.6)
Administrative Expenses	0.6	0.3	1.3	2.2
Amortization of prior service cost (benefit)	0.3	(0.1)	(0.5)	(0.3)
Amortization of net actuarial loss	—	2.0	0.3	2.3
Less expected participant contributions	(0.7)	—	(1.2)	(1.9)

Net periodic pension cost	$1.9	$3.8	$1.0	$6.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.5	$0.6	$—	$3.1
Interest cost on projected benefit obligation	4.1	2.4	—	6.5
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.1	1.0	—	1.1

Net periodic postretirement benefit cost	$6.7	$4.1	$—	$10.8

	Thirteen Weeks Ended April 1, 2007
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$7.8	$4.3	$9.9	$22.0
Interest cost	20.3	14.3	28.0	62.6
Expected return on plan assets	(25.5)	(17.5)	(39.6)	(82.6)
Amortization of prior service cost (benefit)	0.4	—	(1.6)	(1.2)
Amortization of net actuarial loss	—	3.5	1.3	4.8
Less expected participant contributions	(0.9)	—	(2.6)	(3.5)

Net periodic pension cost (benefit)	$2.1	$4.6	$(4.6)	$2.1

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.1	$0.7	$—	$2.8
Interest cost on projected benefit obligation	3.3	2.0	—	5.3
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.3	0.8	—	1.1

Net periodic postretirement benefit cost	$5.7	$3.6	$—	$9.3

        During the first quarter of 2008, employer contributions paid to the defined benefit plans were $24.9 million, $.3 million, and $6.4 million for Canada, U.S. and U.K. plans, respectively. Expected

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

10. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

total fiscal year 2008 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $158.6 million.

11. CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 5, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated legal, penalties and interest, was $396 million as of March 30, 2008. Our estimate of the fair value of the indemnity liability associated with the purchased tax credits recorded as of March 30, 2008 was $118.6 million, $4.9 million of which was classified as a current liability and $113.7 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $1.8 million during the first quarter of 2008. The liabilities are also impacted by changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $39.0 million as of March 30, 2008, $26.0 million of which is classified as a current liability and $13.0 million of which is classified as non-current.

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
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

11. CONTINGENCIES (Continued)

therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

  Other

        Molson Canada owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the "Club") and as well as Board representation at the Club and related entities. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League ("NHL") are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson Canada continues to be a guarantor of the majority owner's obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees and recorded the fair values of these indemnities accordingly.

        The table below provides a summary of indemnity obligations measured at fair value using significant unobservable inputs (see Note 1) from December 30, 2007, through March 30, 2008:

	Indemnity Obligations
	Kaiser purchased tax credits indemnity reserve	Kaiser tax, civil and labor indemnity reserve	Indemnities associated with Montréal Canadiens	Total indemnity reserves
	(In millions)
Balance at December 30, 2007	$116.8	$38.2	$11.0	$166.0
Gains included in earnings(1)	(0.6)	(0.1)	—	(0.7)
Foreign exchange transaction loss included in earnings(1)	7.3	2.4	—	9.7
Foreign exchange translation gain included in other comprehensive income	(4.9)	(1.5)	(0.4)	(6.8)

Balance at March 30, 2008	$118.6	$39.0	$10.6	$168.2

(1)
All losses included in earnings are unrealized and were associated with amounts that were carried on the balance sheet at the beginning and the end of the quarter.

        Current liabilities associated with discontinued operations also include current tax liabilities of $10.2 million. Included in current and non-current assets associated with discontinued operations on the balance sheet are $5.7 million and $4.6 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Quebec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the Merger. The Colorado case has since been transferred to Delaware and consolidated with those cases. The Quebec

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

11. CONTINGENCIES (Continued)

Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Quebec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay $6 million in settlement, which amounts would be paid by the Company's insurance carrier. The Company anticipates that the agreement in principle will be formalized shortly in a definitive agreement. That agreement will be subject to approval in the various courts in which the cases are pending. This agreement in principle does not settle one remaining case in Delaware. That case seeks to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relies on the same allegations as the other shareholder lawsuits. We have asked the court to dismiss that lawsuit.

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
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

11. CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at March 30, 2008, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of March 30, 2008. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

        Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are included in the determination of when the $120 million threshold is reached the estimate of our liability may change as further facts develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The following summarizes the components of other comprehensive (loss) income:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
	(In millions)
Net income	$37.1	$4.4

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(199.7)	55.2
Currency effect on pension liability	2.5	(1.0)
Amortization of net prior service costs and net actuarial losses, net of tax	2.2	2.4
Unrealized gain on derivative instruments, net of tax	29.6	11.3
Reclassification adjustment—derivative instruments, net of tax	0.8	(1.4)

Total other comprehensive (loss) income	(164.6)	66.5

Comprehensive (loss) income	$(127.5)	$70.9

13. SUPPLEMENTAL GUARANTOR INFORMATION

        MCBC (Parent Guarantor and 2007 Issuer) issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering on June 15, 2007. The convertible notes are guaranteed on a senior unsecured basis by CBC (2002 Issuer), Molson Coors International, LP and Molson Coors Capital Finance ULC (together the 2005 Issuers) and certain significant subsidiaries (Subsidiary Guarantors).

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the first quarter of 2008, $180.4 million of the Senior notes was extinguished by using existing cash resources (see Note 9). During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007 and cash on hand. The remaining outstanding Senior notes are guaranteed on a senior and unsecured basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen weeks ended March 30, 2008, and April 1, 2007, Condensed Consolidating Balance Sheets as of March 30, 2008, and December 30, 2007, and Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 30, 2008 and April 1, 2007. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$698.6	$—	$33.7	$1,083.9	$—	$1,816.2
Excise taxes	—	(101.0)	—	(0.3)	(358.3)	—	(459.6)

Net sales	—	597.6	—	33.4	725.6	—	1,356.6
Cost of goods sold	—	(367.2)	—	(26.7)	(441.1)	—	(835.0)
Equity in subsidiary earnings	95.4	13.0	36.8	—	—	(145.2)	—

Gross profit	95.4	243.4	36.8	6.7	284.5	(145.2)	521.6
Marketing, general and administrative expenses	(48.1)	(176.8)	—	(7.6)	(204.1)	—	(436.6)
Special items, net	(11.9)	(16.2)	—	24.2	(3.4)	—	(7.3)

Operating income	35.4	50.4	36.8	23.3	77.0	(145.2)	77.7
Interest (expense) income, net	(2.6)	(18.9)	(15.4)	0.9	(0.3)	—	(36.3)
Other income (expense), net	—	2.9	—	(1.1)	2.8	—	4.6

Income from continuing operations before income taxes	32.8	34.4	21.4	23.1	79.5	(145.2)	46.0
Income tax benefit (expense) benefit	4.3	24.6	0.7	(6.3)	(17.8)	—	5.5

Income from continuing operations before minority interests	37.1	59.0	22.1	16.8	61.7	(145.2)	51.5
Minority interests in net income of consolidated entities	—	—	—	—	(5.4)	—	(5.4)

Income from continuing operations	37.1	59.0	22.1	16.8	56.3	(145.2)	46.1
Loss from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income	$37.1	$59.0	$22.1	$16.8	$47.3	$(145.2)	$37.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$609.1	$—	$34.3	$1,007.8	$—	$1,651.2
Excise taxes	—	(90.1)	—	(0.7)	(331.8)	—	(422.6)

Net sales	—	519.0	—	33.6	676.0	—	1,228.6
Cost of goods sold	—	(323.6)	—	(27.6)	(419.0)	—	(770.2)
Equity in subsidiary earnings	21.7	13.2	—	—	—	(34.9)	—

Gross profit	21.7	208.6	—	6.0	257.0	(34.9)	458.4
Marketing, general and administrative expenses	(15.6)	(172.3)	—	(6.4)	(202.5)	—	(396.8)
Special items, net	—	—	—	—	(8.2)	—	(8.2)

Operating income	6.1	36.3	—	(0.4)	46.3	(34.9)	53.4
Interest income (expense), net	0.9	(14.0)	(13.4)	0.2	—	—	(26.3)
Other income, net	0.1	0.7	—	0.3	0.1	—	1.2

Income from continuing operations before income taxes	7.1	23.0	(13.4)	0.1	46.4	(34.9)	28.3
Income tax expense	(2.7)	(1.3)	—	(1.2)	(0.1)	—	(5.3)

Income from continuing operations before minority interests	4.4	21.7	(13.4)	(1.1)	46.3	(34.9)	23.0
Minority interests in net income of consolidated entities	—	—	—	—	(3.8)	—	(3.8)

Income from continuing operations	4.4	21.7	(13.4)	(1.1)	42.5	(34.9)	19.2
Loss from discontinued operations, net of tax	—	—	—	—	(14.8)	—	(14.8)

Net income	$4.4	$21.7	$(13.4)	$(1.1)	$27.7	$(34.9)	$4.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 30, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15.5	$30.6	$0.1	$5.7	$66.8	$—	$118.7
Accounts receivable, net	—	138.4	—	9.0	536.8	—	684.2
Other receivables, net	0.5	66.2	(6.2)	24.9	76.7	—	162.1
Total inventories, net	—	109.5	—	8.1	265.4	—	383.0
Other assets, net	1.7	31.1	—	1.6	82.9	—	117.3
Deferred tax assets	(0.2)	16.5	—	1.0	0.7	—	18.0
Discontinued operations	—	—	—	—	5.7	—	5.7

Total current assets	17.5	392.3	(6.1)	50.3	1,035.0	—	1,489.0
Properties, net	21.2	932.8	—	17.1	1,672.3	—	2,643.4
Goodwill	—	76.4	—	2.7	3,178.8	—	3,257.9
Other intangibles, net	—	22.9	—	10.8	4,812.8	—	4,846.5
Net investment in and advances to subsidiaries	6,365.4	(1,285.0)	6,937.2	—	—	(12,017.6)	—
Deferred tax assets	187.6	35.3	100.9	(10.2)	(21.3)	—	292.3
Other assets	17.7	15.4	5.3	—	224.3	—	262.7
Discontinued operations	—	—	—	—	4.6	—	4.6

Total assets	$6,609.4	$190.1	$7,037.3	$70.7	$10,906.5	$(12,017.6)	$12,796.4

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6.8	$145.9	$—	$4.2	$153.6	$—	$310.5
Accrued expenses and other liabilities	20.6	300.3	(5.2)	39.5	663.6	—	1,018.8
Deferred tax liability	—	—		—	146.5	—	146.5
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	34.3	—	34.4
Discontinued operations	—	—	—	—	41.1	—	41.1

Total current liabilities	27.4	446.5	(5.4)	43.7	1,039.1	—	1,551.3
Long-term debt	575.0	45.5	1,178.6	—	231.7	—	2,030.8
Deferred tax liability	—	—	—	—	571.6	—	571.6
Other liabilities	10.0	411.3	35.4	196.1	761.1	—	1,413.9
Discontinued operations	—	—	—	—	126.7	—	126.7

Total liabilities	612.4	903.3	1,208.6	239.8	2,730.2	—	5,694.3
Minority interests	—	—	—	—	45.1	—	45.1
Total stockholders' equity	5,997.0	(713.2)	5,828.7	(169.1)	8,131.2	(12,017.6)	7,057.0

Total liabilities and stockholders' equity	$6,609.4	$190.1	$7,037.3	$70.7	$10,906.5	$(12,017.6)	$12,796.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 30, 2007

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$243.7	$1.4	$0.1	$5.3	$126.5	$—	$377.0
Accounts receivable, net	—	89.6	—	9.6	659.3	—	758.5
Other receivables, net	2.6	17.2	4.7	8.3	79.8	—	112.6
Total inventories, net	—	88.3	—	4.9	276.4	—	369.6
Other assets, net	24.8	39.7	—	1.4	69.8	—	135.7
Deferred tax assets	(0.2)	16.5	—	1.0	0.6	—	17.9
Discontinued operations	—	—	—	—	5.5	—	5.5

Total current assets	270.9	252.7	4.8	30.5	1,217.9	—	1,776.8
Properties, net	18.9	925.3	—	18.9	1,733.1	—	2,696.2
Goodwill	—	76.4	—	2.8	3,267.3	—	3,346.5
Other intangibles, net	—	23.0	—	10.8	5,005.6	—	5,039.4
Net investment in and advances to subsidiaries	6,188.2	(465.8)	7,229.2	—	—	(12,951.6)	—
Deferred tax assets	232.3	35.3	101.0	(19.9)	(11.8)	—	336.9
Other assets	18.5	18.4	5.8	—	208.0	—	250.7
Discontinued operations	—	—	—	—	5.1	—	5.1

Total assets	$6,728.8	$865.3	$7,340.8	$43.1	$11,425.2	$(12,951.6)	$13,451.6

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5.9	$143.7	$—	$3.3	$227.8	$—	$380.7
Accrued expenses and other liabilities	35.8	285.7	22.1	26.8	818.7	—	1,189.1
Deferred tax liability	—	—	—	—	120.6	—	120.6
Short-term borrowings and current portion of long-term debt	—	(0.1)	(0.2)	—	4.6	—	4.3
Discontinued operations	—	—	—	—	40.8	—	40.8

Total current liabilities	41.7	429.3	21.9	30.1	1,212.5	—	1,735.5
Long-term debt	575.0	231.8	1,215.2	—	238.6	—	2,260.6
Deferred tax liability	—	—	—	—	605.4	—	605.4
Other liabilities	32.7	432.8	75.2	175.4	815.9	—	1,532.0
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	649.4	1,093.9	1,312.3	205.5	2,997.2	—	6,258.3
Minority interests	—	—	—	—	43.8	—	43.8
Total stockholders' equity	6,079.4	(228.6)	6,028.5	(162.4)	8,384.2	(12,951.6)	7,149.5

Total liabilities and stockholders' equity	$6,728.8	$865.3	$7,340.8	$43.1	$11,425.2	$(12,951.6)	$13,451.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(82.2)	$(12.6)	$(73.7)	$(56.7)	$99.0	$(126.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.3)	(29.6)	—	—	(35.6)	(69.5)
Proceeds from sales of properties and intangible assets, net	—	—	—	26.3	2.0	28.3
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in unconsolidated affiliates	—	—	—	—	(7.0)	(7.0)
Trade loan repayments from customers	—	—	—	—	6.9	6.9
Trade loans advanced to customers	—	—	—	—	(9.2)	(9.2)
Other	—	2.6	—	—	—	2.6

Net cash provided by (used in) investing activities	18.5	(27.0)	—	26.3	(42.9)	(25.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	23.0	—	—	—	—	23.0
Excess tax benefits from share-based compensation	3.6	—	—	—	—	3.6
Dividends paid	(24.4)	—	—	—	(4.5)	(28.9)
Dividends paid to minority interest holders	—	—	—	—	(4.2)	(4.2)
Payments on long-term debt and capital lease obligations	—	(180.4)	—	—	(0.2)	(180.6)
Proceeds from short-term borrowings	—	—	—	—	30.5	30.5
Payments on short-term borrowings	—	—	—	—	(0.1)	(0.1)
Change in overdraft balances and other	5.7	12.1	—	—	21.3	39.1
Settlements of debt-related derivatives	—	12.0	—	—	—	12.0
Net activity in investments and advances (to) from subsidiaries	(172.4)	225.1	73.7	30.8	(157.2)	—

Net cash (used in) provided by financing activities	(164.5)	68.8	73.7	30.8	(114.4)	(105.6)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(228.2)	29.2	—	0.4	(58.3)	(256.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	(1.4)	(1.4)
Balance at beginning of year	243.7	1.4	0.1	5.3	126.5	377.0

Balance at end of period	$15.5	$30.6	$0.1	$5.7	$66.8	$118.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008 (Continued)

13. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2007

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash used in operating activities	$(43.5)	$(45.6)	$(25.7)	$(0.5)	$(57.4)	$(172.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(1.2)	(62.9)	—	(0.1)	(42.8)	(107.0)
Proceeds from sales of properties and intangible assets, net	—	—	—	—	1.0	1.0
Trade loan repayments from customers	—	—	—	—	7.1	7.1
Trade loans advanced to customers	—	—	—	—	(5.2)	(5.2)
Other	—	0.2	—	—	—	0.2

Net cash used in investing activities	(1.2)	(62.7)	—	(0.1)	(39.9)	(103.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	144.9	—	—	—	—	144.9
Excess income tax benefits from share-based compensation	15.8	—	—	—	—	15.8
Dividends paid	(22.7)	—	—	—	(5.7)	(28.4)
Payments on long-term debt and capital lease obligations	—	—	—	—	(0.1)	(0.1)
Proceeds from short-term borrowings	—	—	—	—	86.4	86.4
Payments on short-term borrowings	—	—	—	—	(66.1)	(66.1)
Net proceeds from revolving credit facilities	—	—	—	—	60.2	60.2
Change in overdraft balances and other	(1.6)	(6.0)	—	—	8.3	0.7
Net activity in investments and advances (to) from subsidiaries	(133.6)	115.1	25.7	2.2	(9.4)	—

Net cash provided by financing activities	2.8	109.1	25.7	2.2	73.6	213.4

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(41.9)	0.8	—	1.6	(23.7)	(63.2)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	0.4	0.4
Balance at beginning of year	81.1	1.8	—	4.9	94.4	182.2

Balance at end of period	$39.2	$2.6	$—	$6.5	$71.1	$119.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as well as our unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q.

        On March 5, 2008, we announced the creation of the Global Brand and Market Development organization ("Global Markets"), its objectives are to grow and expand our business and brand portfolios in global development markets. As a result of this decision, our current businesses in Asia, Continental Europe, Mexico and the Caribbean (not including Puerto Rico) are now included in Global Markets and combined with our corporate business activities. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. In order to reflect this change, the former Europe segment has been re-named to the United Kingdom ("U.K.") and includes the results of operations of the United Kingdom and the results or our royalty arrangements in the Republic of Ireland. The United States segment ("U.S.") now represents only the United States and Puerto Rico. As a result of this realignment, prior-period amounts have been classified to conform to the current operating structure described above.

BUSINESS OVERVIEW

Financial Highlights

        The following first quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen weeks ended March 31, 2008 and April 1, 2007. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

Consolidated Results (In millions)

        Net sales increased 10.4% to $1,356.6 million from $1,228.6 million for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. Income from continuing operations for the thirteen weeks ended March 30, 2008, was $46.1 million compared to $19.2 million for the same period ended April 1, 2007. Concurrently, diluted income per share from continuing operations increased to $0.25 from $0.11 for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively.

Consolidated Volumes (In thousands)

Total volume increased approximately 3% from 8.9 million barrels sold in April 1, 2007 to 9.1 million barrels for the same period ended March 30, 2008. The increase is primarily driven by a favorable increase in the U.S. segment of approximately 7%, followed by an approximate 1% increase in the U.K. partially offset by a volume decrease in the Canada segment for the comparable thirteen week period. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

Operational Results as presented on a per barrel basis (In dollars)

Net Sales per Barrel	Cost of goods sold per Barrel

        Net sales per barrel increased in all of our reporting segments, led by approximately 24% gain in our Canada segment as a result of positive foreign exchange and improved sales mix due to increased super-premium sales for the comparable quarter. Cost of good sold per barrel increased across all segments mainly due to inflationary costs from higher transportation, commodity, and packaging materials costs. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

First quarter 2008 highlights:

  •
  Coors Light sales to retail grew more than 5% globally.

  •
  We achieved net sales growth of more than 10%, driven by the strength of our brands, positive pricing, and the benefit of favorable foreign currency.

  •
  We grew net pricing results in all three of our major markets on the strength of our brands and the discipline of our sales teams.

  •
  We continued to invest at a high level in our brands and our sales capabilities in each of our businesses.

  •
  We tendered and used available cash resources to repurchase more than $180 million of our 6.375% $225 million Senior Notes due 2012.

  •
  As a result of our results of operations, we also achieved the profit target for our primary long-term incentive program. This performance unit share program was designed to reward employees if the company met a target for trailing four-quarter earnings goal within a 2-5 year period. Due to the strong performance of MCBC in the past year, we achieved this target.

Cost savings initiatives

        Our annual 2008 Resources for Growth cost reduction initiatives goal is to achieve at least $77 million. In the first quarter of 2008, we realized $29 million of savings. These cost reduction programs offset more than 90% of our cost inflation during the first quarter of 2008. These savings and the $91 million already realized in 2007 places us in a position to reach our overall Resources for Growth cost reduction initiatives goal.

Income taxes

        Our effective tax rate for the first quarter of 2008 was negative 12%, resulting in an income tax benefit. We anticipate that our 2008 full year effective tax rate will be in the range of 10% to 15%. Our first quarter effective tax rate is lower than our anticipated full year tax rate primarily due to reductions in unrecognized tax benefits.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 5 "DISCONTINUED OPERATIONS" and Note 11 "CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light and other licensed brands, principally in Canada. Effective January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture Molson Modelo Imports ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team will be responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively tap into the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture will be accounted for under the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and the Western provinces, Brewers Retail, Inc. ("BRI") a consolidated joint venture, and Brewers' Distributor Ltd. ("BDL") a joint venture accounted for under the equity method.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	1,494	1,635	(8.6)%

Net sales	$383.6	$337.8	13.6%
Cost of goods sold	(216.2)	(198.5)	8.9%

Gross profit	167.4	139.3	20.2%
Marketing, general and administrative expenses	(106.6)	(96.3)	10.7%
Special items, net	(1.4)	(4.1)	N/M

Operating income	59.4	38.9	52.7%
Other income, net	3.3	2.3	N/M

Earnings before income taxes	$62.7	$41.2	52.2%

    N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") strengthened versus the U.S. dollar ("USD") resulting in a 16.8% benefit to USD earnings before income taxes on a comparable quarter-over-quarter basis.

Volume and net sales

        Our Canada segment had sales volume totaling 1.5 million barrels for the first quarter ended March 30, 2008, a decrease of 8.6% from the prior year. This decline is due to the termination of the Foster's brewing contract decreasing our volume by 6% and an additional decrease of 3% as a result of excluding our reported Modelo volumes in 2008 with the creation of our joint venture in 2008, although such volumes are included in the comparable prior year period. Excluding the two factors mentioned above, comparable sales volume increased slightly over the prior year. Our Canada sales to retail ("STRs"), which include volume sold through MMI, for the first calendar quarter increased 2.5% from the calendar quarter a year ago. This growth was driven by our strategic brands, and the addition of the Modelo brands to our portfolio in western Canada. Coors Light continues to lead strategic brand growth with a double-digit increase in the current quarter. Creemore, Carling and our partner import brands continued their double-digit growth rates, while Rickard's grew at a high-single-digit rate. Molson Canadian experienced a slight volume decrease compared to the prior year. Excluding the addition of Modelo brands in western Canada, our STRs grew 0.7% on a comparable quarter-over-quarter basis. Total Canadian beer industry STRs grew an estimated 1.3% in the calendar first quarter, resulting in a 0.5% market share increase compared to prior year due to the addition of the Modelo brands in western Canada. Excluding the addition of the Modelo brands volume, our first quarter Canada market share declined by approximately 0.25% compared to prior year.

        Net sales per barrel increased 6.4% in local currency, with approximately 3% of the increase due to positive pricing. The remaining increase is due to the positive effect of the Foster's contract termination on our sales mix.

Cost of goods sold

        First quarter 2008 cost of goods sold per barrel increased 2% in local currency versus the first quarter of 2007. Commodity inflation caused a 5% increase, partially offset by a 3% decrease attributable to our Resources for Growth initiatives.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased 5% in local currency, driven by the elimination of all expenses associated with the Modelo brands, which are now managed by MMI, along with lower general overhead expenses driven by lower intangible amortization expense when compared to prior year. These savings were partially offset by the acceleration of the long-term incentive plan expense.

Special items, net

        The Canada segment recognized $1.4 million in special items in the first quarter of 2008 related to costs associated with closing the Edmonton brewery which occurred during the third quarter of 2007. Current plans are to demolish the majority of the buildings and sell the entire property. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

United States Segment Results of Operations

        The United States ("U.S.") segment produces, markets and sells the Coors portfolio of brands in the United States and Puerto Rico and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which are consolidated joint ventures. The U.S. segment also includes sales of Molson products in the United States.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	5,547	5,166	7.4%

Net sales	$650.0	$585.4	11.0%
Cost of goods sold	(392.9)	(360.2)	9.1%

Gross profit	257.1	225.2	14.2%
Marketing, general and administrative expenses	(197.6)	(180.3)	9.6%
Special items, net	8.0	—	N/M

Operating income	67.5	44.9	50.3%
Other income, net	2.4	0.6	N/M

Earnings before income taxes	$69.9	$45.5	53.6%

    N/M = Not meaningful

Volume and net sales

        Sales volume to wholesalers grew, including Puerto Rico, 7.4% during the quarter on a comparable quarter-over-quarter basis. Our distributors' STRs, including Puerto Rico, increased 6.6% in the first quarter of 2008, continuing our share-growth trend from 2007. Our 50-states, STRs increased 7.1%. This sales increase was driven by mid-single-digit growth for the Coors Light brand, along with double-digit growth of the Blue Moon, Keystone Light and Coors Banquet brands. Each of our four largest brands achieved increased sales and market share growth trends in the first quarter of 2008. Equally important, the strength of our U.S. portfolio spanned the country, with STR growth in 47 out of 50 states and in all major channels. In 15 states, our portfolio grew at double-digit rates. We also continued to expand distribution, with about 30,000 new placements of the Coors Light and Keystone Light brands in the first quarter of 2008. Net sales per barrel increased 3.4% in the first quarter of 2008, driven by 2.9% of positive net pricing, along with increased distributor fuel surcharges and new commercial sales from our U.S. can joint venture.

Cost of goods sold

        Cost of goods sold per barrel increased 1.6% in the quarter driven by higher transportation and packaging material costs. In addition, our third party Memphis redistribution center was damaged by a tornado during February, which resulted in a one-time 0.7% increase to cost of goods sold per barrel, primarily due to damaged inventory and increased shipping costs. We exceeded our cost-reduction targets, as overall cost savings offset essentially all of our inflation during the first quarter of 2008.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 9.6% for the quarter versus a year ago. These costs increased primarily as a result of accelerated amortization of our compensation expense from long-term performance share incentive plan expense.

Special items, net

        The U.S. segment recognized a net $8.0 million gain related to special items in the first quarter of 2008. Special items in the first quarter of 2008 included $24.2 million net gain on the sale of our beer distributorship in Boise, Idaho offset by $16.2 million of retention costs related to the proposed MillerCoors joint venture. The U.S. segment recognized no special items in the first quarter of 2007. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

United Kingdom Segment Results of Operations

        The United Kingdom ("U.K.") consists of our production and sale of the CBL brands principally in the United Kingdom, our results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the United Kingdom and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with

DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	1,999	1,980	1.0%

Net sales	$310.5	$291.7	6.4%
Cost of goods sold	(219.0)	(204.4)	7.1%

Gross profit	91.5	87.3	4.8%
Marketing, general and administrative expenses	(95.1)	(90.7)	4.9%
Special items, net	(2.1)	(4.1)	N/M

Operating loss	(5.7)	(7.5)	(24.0)%
Interest income(1)	2.8	2.9	(3.4)%
Other income (expense), net	(1.2)	(2.2)	N/M

Earnings before income taxes	$(4.1)	$(6.8)	(39.7)%

    N/M = Not meaningful

    (1)
    Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        The British pound ("GBP") strengthened versus the USD by approximately 2% on a quarter-over-quarter basis during the first quarter, favorably impacting revenue but unfavorably impacting the segment's operating loss when viewed in USD.

Volume and net sales

        Our owned-brand volumes increased 1% during the first quarter of 2008, as a result of a 17% increase in the off-premise channel. This volume growth was due to selective but more customer-visible promotional features, the Easter holiday being included in the first quarter results, and customers buying in advance of a 9% increase in the beer excise duty. On-premise volume declined approximately 8% as a result of the smoking bans enacted in 2007 and challenging market conditions. Our U.K. volume performance in the first quarter of 2008 resulted in an increase in overall market share and in both on-premise and off-premise channels for the quarter compared to prior year.

        Owned-brand net sales per barrel in local currency increased by 4.0% in the first quarter of 2008, with about half of the increase due to higher pricing and the remaining half due to our inclusion of the results of the on-premise distribution business purchased during the second half of 2007. In this challenging market, we achieved our fifth consecutive quarter of year-on-year growth in owned-brand pricing.

Cost of goods sold

        Cost of goods sold per barrel, increased by 4.6% in local currency in the first quarter, with approximately 3% of this change related to factored brand sales, including the on-premise distribution business purchased during the second half of 2007. The balance of the increase was driven by higher pension costs and product cost inflation, offset in part by cost savings initiatives.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. increased 3.5% in local currency as a result of higher pension expense and overhead costs related to including the on-premise distribution business purchased during the second half of 2007, partially offset by continued cost savings achievement. Marketing costs were largely unchanged.

Special items, net

        The U.K. segment recognized $2.1 million and $4.1 million of special items in the first quarters of 2008 and 2007, respectively. The net special charges were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts for both periods presented. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Global Markets and Corporate

        As a result of our segment realignment discussed above, Corporate now is combined with Global Markets brand volume, as well as emerging markets, including Mexico, Caribbean, Asia, worldwide military bases, and continental Europe, except for those markets included in the U.K. segment. Corporate includes costs that are not allocated to the operating segments, including costs relate to worldwide finance and administrative functions, such as legal and public affairs, human resources, insurance, risk management and interest expense.

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	75	87	(13.8)%

Net sales	$12.5	$13.7	(8.8)%
Cost of goods sold	(6.9)	(7.1)	(2.8)%

Gross profit	5.6	6.6	(15.2)%
Marketing, general and administrative expenses	(37.3)	(29.5)	26.4%
Special items, net	(11.8)	—	N/M

Operating loss	(43.5)	(22.9)	90.0%
Interest expense, net	(26.7)	(29.2)	(8.6)%
Debt extinguishment costs	(12.4)	—	N/M
Other expense, net	0.1	0.5	N/M

Loss before income taxes	$(82.5)	$(51.6)	59.9%

    N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold reflect our operations in Asia, Continental Europe, Mexico and the Caribbean (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the quarter were $37.3 million, an increase of $7.8 million from a year ago. The increase was due to higher corporate compensation costs, primarily as a result of accelerated amortization of our long-term performance share incentive plan. Excluding the impact of the accelerated amortization of our long-term performance share incentive plan, the marketing, general and administrative expenses would have been virtually unchanged versus the comparable prior quarter.

Special items, net

        Special items in the first quarter of 2008 were $11.8 million, compared to no special items in the first quarter of 2007. The 2008 special items were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for the proposed MillerCoors joint venture, and consist primarily of outside professional services. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net

        Interest expense was $26.7 million during the first quarter of 2008, compared to $29.2 million in the same period of 2007. The decrease of $2.5 million was primarily attributable to lower debt levels in the first quarter of 2008. Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first quarter of 2008. See Part I—Financial Statements, Item 1 Note 9 "DEBT AND OTHER CREDIT ARRANGMENTS" to the condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, external borrowings and asset monetizations. As of March 30, 2008 and April 1, 2007, we had working capital deficits of $62.3 million and $126.8 million, respectively. We commonly operate at working capital deficits given the relatively quick turnover of our receivables and inventory. The lower working capital deficit in the current year is due primarily to higher levels of accounts receivable, due in part to higher sales in the U.S. segment. Contributing to our working capital deficits were $34.4 million and $85.8 million, respectively, of short-term borrowings and current portion of long-term debt outstanding at March 30, 2008 and April 1, 2007. We had total cash of $118.7 million at March 30, 2008, compared to $119.4 million at April 1, 2007. Long-term debt was $2,030.8 million and $2,139.8 million at March 30, 2008 and April 1, 2007, respectively. Debt at March 30, 2008, consists primarily of bonds with long-term maturities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2007.

Operating activities

        Net cash used in operating activities of $126.2 million for the thirteen weeks ended March 30, 2008, was favorable by $46.5 million from the comparable period in 2007. The calendar first quarter typically results in a use of cash for the Company, due to seasonality in the business. The calendar third quarter generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. Net income was higher by $32.7 million in the first quarter of 2008 compared to the same period in 2007, the reasons for which are discussed in detail in the Results of Operations discussion in this section. Various non-cash adjustments to net income, when taken together, were higher in 2008 than in 2007 by approximately $14.6 million. These adjustments include depreciation and amortization, share-based compensation, gains on sales of properties, and other smaller items indicated on the statements of cash flows. The combined favorable variances in net income and non-cash add-backs to net income indicate a higher level of cash flow from our core businesses, on an operating cash flow basis, of $47.3 million. Cash flows associated with movements in working capital and other assets and liabilities were largely consistent with the prior year period, and were unfavorable in both 2008 and 2007, reflecting the seasonality of our beer businesses.

        We expect that 2008 operating cash flows will be higher than those realized in 2007. However, integration efforts associated with the proposed MillerCoors joint venture could result in unanticipated incremental uses of cash in 2008.

Investing activities

        Net cash used in investing activities of $25.1 million for the thirteen weeks ended March 30, 2008, was lower by $78.8 million compared to the same period in 2007. The variance in investing cash flows is explained largely by three items. First, capital expenditures were lower in 2008 by $37.5 million versus 2007, due primarily to higher spending in 2007 due to the build-out of the brewery in Shenandoah, Virginia, which came fully on-line in mid-2007. Second, in the first quarter of 2008, we sold our former beer distributor in Boise, Idaho, for $25.2 million, while we had no major asset sales in the first quarter of 2007. Third, we realized proceeds of $22.8 million related to sale of available for sale investment securities in the first quarter of 2008, with no comparable activity in the first quarter of 2007.

Financing activities

        Net cash used in financing activities was $105.6 million for the thirteen weeks ended March 30, 2008 compared to $213.4 million of cash provided by financing activities during the same period in 2007, an unfavorable variance of $319.0 million. There were two primary reasons for this large variance. First, we collected $121.9 million more in proceeds from exercises of stock options in the first quarter of 2007 as compared to the same period of 2008. Second, we repaid $180.6 million in long-term debt during the first quarter of 2008, with no comparable activity in the first quarter of 2007

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million, referred to above. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded during the first quarter of 2008. The cash required to early retire the bonds (in addition to the face amount), amounting to $23.1 million, is classified as a cash outflow from operating activities, due to the fact that it represents largely a cost of money (interest). However, the cash inflow associated with the unwind of the related interest rate swap of $12.0 million is classified in financing activities.

Capital Resources

        The vast majority of our remaining debt outstanding as of March 30, 2008 consists of publicly traded bonds, with maturities ranging from 2010 to 2015. While we will continue to use commercial paper borrowings and revolving credit facilities as needed to manage our liquidity through our periods of lower operating cash flow, we expect to repay all revolving credit facilities and reach a point in mid-2008 when we will need to consider different alternatives for the use of cash generated from operations. There were no commercial paper borrowings outstanding as of March 30, 2008. We expect to take a balanced approach to our alternatives in 2008 and beyond, which could include restructuring of consolidated joint venture debt obligations, increased pension plan funding, modest purchases of company stock and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 30, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        We have contractual cash obligations as of March 30, 2008 pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $9.4 billion; not included in these obligations are $267.4 million of unrecognized tax benefits and $126.7 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments. There have been only normal recurring changes in the Company's cash commitments since December 30, 2007.

        Other commercial commitments as of March 30, 2008 were:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$56.0	$55.2	$0.8	$—	$—

CONTINGENCIES

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note 11 under the caption "CONTINGENCIES—Kaiser and Other Indemnity Obligations" to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 30, 2007, we have not modified such policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements set forth our current expectations or forecasts of future events. You can identify these statements by forward-looking words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," "goals" and similar words. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements.

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2008" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2008 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of our capital resources are forward-looking statements.

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

Canada

  •
  We are building momentum in our strategic brands by rolling out innovative new packages, promotions and creative advertising campaigns during 2008. Coors Light is receiving an increase in its investment behind new creative advertising and the Cold Certified positioning. We expect the growth trends to continue on our super-premium owned brands, Rickard's and Creemore, including the continuation of our national roll-out of Rickard's White. We will also focus on improving the performance of our Molson trademark brands throughout 2008 by introducing new advertising and innovation for Molson Canadian, Export and Dry.

  •
  Our super-premium partner-import brands continued their double-digit organic growth in the first quarter of 2008. Our new joint venture to import, distribute and market the Modelo beer portfolio across Canada further strengthens our portfolio and provides enhanced share growth opportunities for us in western Canada.

  •
  From a trade promotion standpoint, Quebec has started the year with considerable competitive activity. We remain committed to growing our strategic brands, while ensuring that our portfolio remains competitive on a market-by-market basis.

  •
  In 2008, our reported volume will be significantly affected by the termination of our Foster's U.S. production contract and the new MMI joint venture. The termination of the Foster's contract will result in approximately 4% to 6% of lower reported sales volume in each quarter for the first three quarters of 2008. The effect in the fourth quarter of 2008 lessens as the contract terminated in early October 2007. In addition, not reporting the sales of MMI will drive about 3% to 5% of lower reported sales volume in each quarter of 2008 versus the prior year.

  •
  We now anticipate that our cost of goods per barrel will decrease at a low-single-digit rate in local currency for the full year 2008. Excluding the effect of MMI, the loss of the Foster's contract and the $8 million benefit of the prior-year foreign currency translation impact, we expect cost of goods sold per barrel to increase at a low-single-digit-rate.

U.S.

  •
  We plan to maintain our volume and share growth, while continuing to reduce costs. Coors Light, Keystone Light and Blue Moon will remain our national focus brands, and we intend to continue building momentum behind Coors Banquet to further expand distribution. We also are implementing programs to improve sales trends for Killian's and Molson Canadian. The results of our brands have been positive and primarily play in healthy segments of the U.S. beer industry.

  •
  We will continue to drive sales and profit by bringing our Rocky Mountain Cold Refreshment campaign to more consumers and by extending our internal general manager structure to the remaining organization by the end of this year. Fully half of our U.S. growth last year on our largest brands was through successful increased distribution, and we look to do the same again this year. We are also looking to grow our Key Account business through increased category management for retailers, better alignment with our distributor network, and even more disciplined execution at retail.

  •
  We will continue to take a disciplined approach to pricing, while building our core brand equities.

  •
  We continue to expect our 2008 cost of goods per barrel to increase at a low-single-digit rate. We are confident that we will meet or exceed our cost-reduction goals this year via the Resources for Growth program, even if the proposed MillerCoors joint venture is completed as expected around mid-year 2008. We anticipate cost challenges in two main areas.

  •
  First, based on the current outlook for commodities, we expect transportation and fuel costs to increase substantially in 2008, along with moderate increases in packaging and agricultural commodity costs.

    •
    Second, we will have higher contract-packaging fees and a full year of Shenandoah brewery depreciation expense in 2008.

U.K.

        We continue to face challenges from the smoking bans enacted in 2007 and incremental pension expense impacting in the first half of 2008. In the second half of 2008, we expect the impact of the smoking bans enacted in prior year to have less of an impact, and several strategic achievements will likely improve our performance trends in the U.K. These strategic achievements include a Scottish and Newcastle ("S&N") contract brewing agreement, a Magners cider agreement, greater participation by our brands with major off-trade retailers, and positive pricing for our brands despite difficult industry conditions.

  •
  We will continue to roll out our new cold-dispense technology for Carling with 12,000 installations in the first quarter, as well as "Cold You Can See" thermo-chromatic packaging, and our Compact Draught system campaigns.

  •
  Coors Light volume is showing encouraging growth, driven by customer partnerships and an increasing consumer demand for lighter, more-refreshing beers.

  •
  Our team will continue to seek cost reduction opportunities and maximize the return on our production assets. In addition to the global savings initiatives benefits, we are targeting substantial savings as part of the Resources for Growth program, driven by headcount reductions, supplier negotiations and improvements in supply chain efficiencies.

MillerCoors joint venture

        On October 9, 2007, MCBC and SABMiller plc (the investing companies) announced that they signed a letter of intent to combine the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company, in a joint venture ("MillerCoors"). Assuming completion of the transaction, MillerCoors will have annual pro forma combined beer sales of 69 million U.S. barrels (81 million hectoliters) and net revenues of approximately $6.6 billion. MCBC and SABMiller expect the transaction to generate approximately $500 million in annual cost synergies to be delivered in full by the third full financial year of combined operations. The parties signed a definitive joint venture agreement on December 20, 2007, and expect the transaction to close in mid-2008. Additional information regarding the rationale for the transaction is provided in Item 1, Business, under the caption "Joint Ventures and Other Arrangements."

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

        The operating results and financial position of our U.S. segment will, in all material respects, be de-consolidated upon contribution to the joint venture. We will report our interest in the new combined operations using the equity method of accounting.

        The proposed joint venture transaction has been submitted for antitrust review and clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Act of 1976, as amended, and to certain other applicable governmental authorities.

Global Markets and Corporate

        We continue to anticipate full-year 2008 corporate marketing, general and administrative costs to be approximately $105 to $115 million.

Interest

        We anticipate 2008 corporate net interest expense of approximately $95 million to $100 million, excluding the debt extinguishment costs and U.K. trade loan interest income. This $13 million reduction from 2007 is attributable to the debt repayments and debt restructurings we have undertaken in the past years to strengthen our financial foundation.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the remainder of 2008, the Company expects to recognize a $40 to $50 million income tax benefit due to a reduction in unrecognized tax benefits. This income tax benefit is primarily due to penalties and interest associated with issues subject to audits that we believe are going to close over the next year for amounts that may be less than our recorded liabilities. As a result, we anticipate that our 2008 effective tax rate on income will be in the range of 10% to 15%. We note, however, that there are pending tax law changes in Canada that if enacted, would result in an approximate $120 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the quarter in which the bill is enacted. In addition, there are other pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate. The formation of the proposed MillerCoors joint venture could also impact our effective tax rate.

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

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit risks are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's).

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

        Value-at-risk is a statistical measure of risk that estimates the loss that may be experienced with a given level of confidence over a given period of time. Specifically, as reported herein, value-at-risk is the maximum expected one-day loss at a 95% confidence level, that is, only 5% of the time or 1 day in 20 is the loss expected to exceed the value-at-risk. Value-at-risk is not intended to represent actual losses that may occur, nor does it represent the full extent of losses that may occur. Actual future gains and losses will differ from those estimated by value-at-risk because of changes or differences in market rates and interrelationships, hedging instruments, hedge percentages, timing and other factors.

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $26.7 million and $22.7 million at March 30, 2008 and December 30, 2007, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        In the first quarter of 2008, we repurchased $180.4 million of debt and settled the related interest rate swaps recognizing a net gain of $12.0 million on the settlement of the swaps representing $201.2 million of notional value. The debt extinguishment was funded by existing cash resources.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include foreign currencies, commodity swaps, interest rate swaps and cross currency swaps.

	As of
	March 30, 2008			December 30, 2007
	Notional Amount	Fair value	Maturity	Notional Amount	Fair value	Maturity
	(In millions)
Foreign currency:
Forwards	$464.0	$(5.1)	4/08 - 12/10	$460.9	$(24.9)	1/08 - 8/10
Swaps	2,413.9	(418.5)	9/10 - 5/12	2,416.4	(472.5)	9/10 - 5/12

Total foreign currency	2,877.9	(423.6)		2,877.3	(497.4)
Interest rate:
Swaps	97.8	5.2	6/11	303.1	9.9	6/11 - 5/12
Commodity price:
Swaps	199.6	29.3	4/08 - 11/10	202.4	(10.0)	1/08 - 9/10

Total outstanding derivatives	$3,175.3	$(389.1)		$3,382.8	$(497.5)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on March 30, 2008, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(389.1)	$12.7	$(28.1)	$(373.7)	$—

        We have performed a sensitivity analysis to estimate our exposure to market risk associated with interest rates, foreign exchange rates and commodity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility
	March 30, 2008	December 30, 2007
	(In millions)
Foreign currency risk:
Forwards	$(46.5)	$(45.5)
Interest rate risk:
Debt, swaps	$(85.8)	$(95.0)
Commodity price risk:
Swaps	$(22.3)	$(19.1)

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at March 30, 2008. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

        During the first quarter of 2008, the Company signed a contract with a third-party service provider to outsource a significant portion of work associated with our finance and accounting, information technology and human resources functions. The outsourcing arrangements impact all three of our operating segments and our corporate headquarters. We have begun transitioning work to the service provider in the first half of 2008, and the transition will continue through to the end of the year. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions have had an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as many of our outsourced functions benefit from expected innovations and improvements from our service provider.

        The Company has announced the proposed MillerCoors joint venture, pending government review and approval. If regulatory approval is obtained for the joint venture, we intend to account for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors will impact the scope of the Company's internal controls over financial reporting. In addition, the formation of MillerCoors will involve significant integration of the prospective owners' current processes and controls over their businesses in the United States and Puerto Rico, many of which involve complex systems. Last, the Company's corporate headquarters shares a significant portion of its systems and administrative infrastructure with the Unites States business (which is being contributed to MillerCoors), and as a result, will have to adapt certain systems, processes and controls to the change brought about by the formation of MillerCoors.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 11 "CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2007, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
10.1	Employment agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008
10.2	Retention agreement between Molson Coors Brewing Company and Kevin Boyce dated April 23, 2008
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ MARTIN L. MILLER Martin L. Miller Vice President and Global Controller (Chief Accounting Officer)
May 6, 2008