Form 10-Q
period 2008-06-29
MOLSON COORS BREWING CO
filed 2008-08-06
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14829

Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1225 17th Street, Denver, Colorado, USA 1555 Notre Dame Street East, Montréal, Québec, Canada	80202 H2L 2R5
(Address of principal executive offices)	(Zip Code)

303-279-6565 (Colorado)
514-521-1786 (Québec)
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 25, 2008:

Class A Common Stock—2,674,802 shares
Class B Common Stock—154,794,285 shares

         Exchangeable shares:

         As of July 25, 2008, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,314,062 shares
Class B Exchangeable shares—22,693,418 shares

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Sales	$2,359.4	$2,244.0	$4,175.6	$3,895.2
Excise taxes	(602.0)	(567.8)	(1,061.6)	(990.3)

Net sales	1,757.4	1,676.2	3,114.0	2,904.9
Cost of goods sold	(1,033.6)	(966.9)	(1,868.6)	(1,737.1)

Gross profit	723.8	709.3	1,245.4	1,167.8
Marketing, general and administrative expenses	(463.2)	(456.9)	(899.8)	(853.7)
Special items, net	(103.9)	(25.4)	(111.2)	(33.6)

Operating income	156.7	227.0	234.4	280.5
Interest expense, net	(23.1)	(24.9)	(47.0)	(51.3)
Debt extinguishment costs	—	—	(12.4)	—
Other (expense) income, net	(6.0)	15.0	(1.4)	16.2

Income from continuing operations before income taxes and minority interests	127.6	217.1	173.6	245.4
Income tax expense	(28.9)	(28.5)	(23.4)	(33.7)

Income from continuing operations before minority interests	98.7	188.6	150.2	211.7
Minority interests in net income of consolidated entities	(5.4)	(4.3)	(10.8)	(8.1)

Income from continuing operations	93.3	184.3	139.4	203.6
(Loss) gain from discontinued operations, net of tax	(12.4)	0.6	(21.4)	(14.2)

Net income	$80.9	$184.9	$118.0	$189.4

Basic income (loss) per share:
From continuing operations	$0.51	$1.03	$0.77	$1.15
From discontinued operations	(0.07)	—	(0.12)	(0.08)

Basic net income per share	$0.44	$1.03	$0.65	$1.07

Diluted income (loss) per share:
From continuing operations	$0.50	$1.02	$0.75	$1.13
From discontinued operations	(0.07)	—	(0.12)	(0.08)

Diluted net income per share	$0.43	$1.02	$0.63	$1.05

Weighted average shares—basic	182.4	178.9	181.7	177.5
Weighted average shares—diluted	186.0	181.2	185.0	180.1

See notes to unaudited condensed consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)
(UNAUDITED)

	As of
	June 29, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$284.4	$377.0
Accounts receivable, net	921.9	758.5
Other receivables, net	125.0	112.6
Inventories:
Finished, net	164.9	164.0
In process	49.0	40.7
Raw materials	52.0	82.3
Packaging materials, net	81.7	82.6

Total inventories, net	347.6	369.6
Other assets, net	125.5	135.7
Deferred tax assets	17.9	17.9
Discontinued operations	6.2	5.5

Total current assets	1,828.5	1,776.8
Properties, net	2,638.7	2,696.2
Goodwill	3,281.5	3,346.5
Other intangibles, net	4,834.7	5,039.4
Deferred tax assets	300.1	336.9
Notes receivable, net	72.9	71.2
Other assets	198.5	179.5
Discontinued operations	4.2	5.1

Total assets	$13,159.1	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	June 29, 2008	December 30, 2007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$405.8	$380.7
Accrued expenses and other liabilities	1,155.1	1,189.1
Deferred tax liabilities	170.9	120.6
Short-term borrowings and current portion of long-term debt	21.4	4.3
Discontinued operations	44.1	40.8

Total current liabilities	1,797.3	1,735.5
Long-term debt	2,056.9	2,260.6
Pension and post-retirement benefits	612.4	677.8
Derivative hedging instruments	460.8	477.4
Deferred tax liabilities	559.9	605.4
Unrecognized tax benefits	262.0	285.9
Other liabilities	84.5	90.9
Discontinued operations	138.1	124.8

Total liabilities	5,971.9	6,258.3
Minority interests	35.2	43.8
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.7 shares at June 29, 2008 and December 30, 2007)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 154.7 shares and 149.6 shares at June 29, 2008 and December 30, 2007, respectively)	1.5	1.5
Class A exchangeable shares (issued and outstanding: 3.3 shares at June 29, 2008 and December 30, 2007)	124.7	124.8
Class B exchangeable shares (issued and outstanding: 22.7 shares and 25.1 shares at June 29, 2008 and December 30, 2007, respectively)	853.8	945.3

Total capital stock	980.0	1,071.6
Paid-in capital	3,186.2	3,022.5
Retained earnings	2,002.9	1,950.5
Accumulated other comprehensive income	982.9	1,104.9

Total stockholders' equity	7,152.0	7,149.5

Total liabilities and stockholders' equity	$13,159.1	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$118.0	$189.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.2	167.4
Share-based compensation	46.9	19.9
Gain on sale or impairment of properties and intangibles, net	(20.2)	—
Gain on sale of House of Blues Canada equity investment	—	(16.7)
Loss on impairment of Molson brands sold in the U.S. intangible asset	50.6	—
Loss on impairment of Foster's distribution right intangible asset	—	24.1
Deferred income taxes	12.9	(29.7)
Equity in net income of unconsolidated affiliates	(11.6)	(1.5)
Distributions from unconsolidated affiliates	—	1.8
Minority interest in net income of consolidated entities	10.8	8.1
Excess tax benefits from share-based compensation	(21.3)	(18.9)
Change in current assets and liabilities and other	(214.1)	(309.9)
Discontinued operations	21.4	14.2

Net cash provided by operating activities	160.6	48.2

Cash flows from investing activities:
Additions to properties and intangible assets	(136.4)	(268.3)
Proceeds from sales of properties and intangible assets	33.5	3.3
Proceeds from sale of investment securities, net	22.8	—
Proceeds from sale of House of Blues Canada equity investment	—	30.0
Investment in and advances to an unconsolidated affiliate	(10.6)	—
Trade loan repayments from customers	13.9	15.4
Trade loans advanced to customers	(20.1)	(12.8)
Other	2.6	0.2

Net cash used in investing activities	(94.3)	(232.2)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	45.9	167.9
Excess tax benefits from share-based compensation	21.3	18.9
Dividends paid	(65.5)	(57.1)
Dividends paid to minority interest holders	(19.5)	—
Proceeds from issuance of convertible debt	—	575.0
Debt issuance costs	—	(9.4)
Sale of warrants	—	57.0
Purchase of call options	—	(106.7)
Proceeds from issuance of long term debt	16.0	—
Payments on long-term debt and capital lease obligations	(180.9)	(1.0)
Proceeds from short-term borrowings	40.5	157.3
Payments on short-term borrowings	(40.1)	(151.9)
Net proceeds from revolving credit facilities	16.9	20.2
Change in overdraft balances and other	(4.5)	2.1
Settlements of debt-related derivatives	12.0	5.2

Net cash (used in) provided by financing activities	(157.9)	677.5

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(91.6)	493.5
Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	4.3
Balance at beginning of year	377.0	182.2

Balance at end of period	$284.4	$680.0

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

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

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), in accordance with a definitive joint venture agreement signed between the two investing companies on December 20, 2007. In connection with the closing of the joint venture transaction, each of Molson Coors, Coors, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC ("MillerCoors").

        Pursuant to the LLC Operating Agreement, MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. Each party contributed their respective U.S. and Puerto Rico operations, including related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of MillerCoors will be 58% for SABMiller plc and 42% for MCBC, voting interests will be shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        Beginning in the third quarter of 2008, the results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment will, in all material respects, be deconsolidated from MCBC, see Note 2 "Business Segments." Also beginning in the third quarter of 2008, our interest in the new combined operations will be accounted for by us under the equity method of accounting

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority owned subsidiaries and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the thirteen and twenty-six week periods ended June 29, 2008, are

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 30, 2007 condensed consolidated balance sheet data is consistent with our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The second fiscal quarter of 2008 and 2007 consisted of 13 weeks ending on June 29, 2008 and July 1, 2007, respectively. Fiscal year 2008 and 2007 consist of 52 weeks ending on December 28, 2008 and December 30, 2007, respectively.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be the first quarter of 2009.

        The table below summarizes our assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2008. Such assets include certain derivative instruments and our indemnity obligations related primarily to our discontinued operations from Kaiser (see Note 5). In addition, we have provided a reconciliation of the beginning and ending balances for the fair value of these indemnity obligations using significant unobservable inputs (Level 3—see definition below) in Note 12 "CONTINGENCIES—Kaiser and Other Indemnity Obligations." SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy are as follows:

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

        The following presents our assets and liabilities that are measured at fair value based on a recurring basis:

		Fair Vaue Measurements at June 29, 2008 Using
	Total carrying value at June 29, 2008	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives assets	$37.2	$—	$37.2	$—
Derivatives liabilities	(467.8)	—	(467.8)	—
Guarantees—indemnity obligations	(182.5)	—	—	(182.5)

Total	$(613.1)	$—	$(430.6)	$(182.5)

        In 2009 and in accordance with FSP 157-2, we will adopt the fair value provisions for those financial assets and liabilities that are measured at fair value on a nonrecurring basis including goodwill, intangibles, and debt. Based on our evaluation of this statement, we do not believe the adoption of FSP 157-2, will have a significant impact on the determination or reporting of our financial results.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115"

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159") which permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement is effective for us as of the beginning of our 2008 fiscal year. We have not adopted the fair value measurement provisions of SFAS 159.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities. Including an amendment of FASB Statement No. 133 "

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect SFAS 161 to have a material impact on its financial statements.

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense, and as result, lower net income. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. We have determined that if the liability and equity components of the Convertible Senior Notes had been separately valued at the time of their issuance on June 15, 2007, the amount allocated to long-term debt would have been $462.7 million, and the amount allocated to equity would have been $112.3 million. When we are required to retroactively

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

adopt FSP APB 14-1 in fiscal 2009, interest expense for fiscal 2007 and 2008 will be increased by non-cash amounts of $9.0 million and $17.0 million, respectively. We anticipate recording additional non-cash interest expense on the Convertible Senior Notes in 2009 through 2013 of $17.6 million—$19.6 million annually, thereby increasing the carrying value of the debt to $575 million by its maturity date in July 2013. We expect that the carrying amount of the 2.5% Convertible Senior Notes will be discounted (decreased) and additional paid-in capital increased in the amount of $86.3 million as of December 29, 2008.

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets)"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FASB 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine recognized intangible asset under SFAS Statement No. 142, "Goodwill and Other Intangible Assets" This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the effects that FSP No. FASB 142-3 may have on our financial statements.

SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles"

        In May 2008, the FASB issued Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Prior to issuance of SFAS No. 162, the GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards No. 69 was directed to auditors. SFAS No. 162 directs the GAAP hierarchy to entities who are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting principles used in the preparation of financial statements that are presented in conformity with GAAP. With issuance of SFAS 162, the GAAP hierarchy now resides in the accounting literature established by the FASB.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

2. BUSINESS SEGMENTS (Continued)

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture Molson Modelo Imports ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team will be responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively leverage the existing resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture will be accounted for under the equity method.

  United States ("U.S.")

        Our beer business associated with Mexico, the Caribbean (other than Puerto Rico), and military sales outside the U.S. have been transferred from this operating segment to our non-reportable segment called Global Brands and Market Development ("Global Markets") and Corporate, discussed below. In addition, the results of Coors Global Properties which includes certain intellectual property, trademarks and brands, was re-aligned and is now included in the U.S. segment.

        As discussed in Note 1, "Basis of Presentation and Significant Accounting Policies," effective July 1, 2008, MillerCoors LLC ("MillerCoors") began operations. MCBC's equity investment in MillerCoors will include our former U.S. operating segment results beginning in third quarter of 2008. The results and financial position of our U.S. segment operations were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors will be accounted for and reported by us under the equity method of accounting beginning in the third quarter of 2008.

  United Kingdom ("U.K.")

        Our beer business in Asia markets and exports from the U.K. to continental Europe have been transferred to our non-reportable segment called Global Markets and Corporate, discussed below. As a result, the segment previously carried as "Europe" has been renamed the U.K. The segment includes the results of operations in the U.K. and our royalty arrangements in the Republic of Ireland.

Non-reportable segment and other business activities

  Global Markets and Corporate

        These results represent our unallocated corporate general and administrative costs, net interest costs associated with financing activities, and results of operations associated with certain global markets, including Mexico, the Caribbean (other than Puerto Rico), Asia and exports to continental Europe. The asset levels and results of operations from this non-reportable segment and other business activities are not material enough to merit separate disclosure as a reportable segment.

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment revenues are insignificant and eliminated in consolidation. Prior period amounts have been reclassified to conform to the current operating segment structure described above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

2. BUSINESS SEGMENTS (Continued)

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)		(In millions)
Canada(1)	$532.6	$534.5	$916.2	$872.4
U.S.(1)	841.8	757.8	1,491.8	1,343.2
U.K.(1)	367.1	367.0	677.6	658.7
Global Markets and Corporate(2)	15.9	16.9	28.4	30.6

Consolidated	$1,757.4	$1,676.2	$3,114.0	$2,904.9

(1)
Reportable segment

(2)
Operating segment and other business activities that are not reportable

        The following table sets forth income (loss) from continuing operations before income taxes and minority interests by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Canada(1)	$153.9	$138.8	$216.6	$180.0
U.S.(1)	35.4	98.2	105.3	143.7
U.K.(1)	18.4	39.2	14.3	32.3
Global Markets and Corporate(2)	(80.1)	(59.1)	(162.6)	(110.6)

Consolidated	$127.6	$217.1	$173.6	$245.4

(1)
Reportable segment

(2)
Operating segment and other business activities that are not reportable

        The following table sets forth total assets by segment:

	As of
	June 29, 2008	December 30, 2007
	(In millions)
Canada(1)(2)	$7,145.2	$7,378.6
U.S.(2)	3,026.1	2,830.6
U.K.(2)	2,700.7	2,867.3
Global Markets and Corporate(3)	276.7	364.5
Discontinued operations	10.4	10.6

Total assets	$13,159.1	$13,451.6

    (1)
    The decrease is primarily due to foreign currency translation.

    (2)
    Reportable segment

    (3)
    Operating segment and other business activities that are not reportable

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

3. SHARE-BASED PAYMENTS

        During the twenty-six weeks ended June 29, 2008, we could have issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCIP"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), stock options, stock-only stock appreciation rights ("SOSAR"), and limited stock appreciation rights ("LOSAR"). No stock options or LOSARs were granted during the first half of 2008 and 2007. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the twenty-six week period ended June 29, 2008, and we are not expecting to grant any new awards under these plans for the remainder of 2008.

        In the twenty-six weeks ended June 29, 2008, we granted 0.5 million RSUs, and a small number of DSUs and PSUs with a weighted-average fair market value of $57.49 and $53.44 and $50.37 per award, respectively. In the twenty-six weeks ended July 1, 2007, we granted 0.1 million RSUs, a small number of DSUs and 0.1 million PSUs with a weighted-average fair market value of $45.76 and $46.77 and $43.05 per award, respectively.

        SOSARs are granted with an exercise price equal to the market value of a share of common stock on the date of grant. These SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of 10 years and generally vest over three years. During the twenty-six weeks ended June 29, 2008 and July 1, 2007, we granted 0.5 million and 1.0 million SOSARs with a weighted-average fair market value of $14.64 and $13.23 each, respectively. The weighted-average fair market values are determined using the Black-Scholes option-pricing model.

        PSU awards are earned over the estimated expected term to achieve projected financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs are granted at the market value of our stock on the date of the grant.

        As of June 29, 2008 and pursuant to the MCIP, there were 1.8 million shares of our stock available for the issuance of stock options, SOSARs, LOSARs, RSUs, DSUs and PSUs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

3. SHARE-BASED PAYMENTS (Continued)

        The following table summarizes components of the equity-based compensation recorded as expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)		(In millions)
Stock options, SOSARs and LOSARs
Pre-tax compensation expense	$5.2	$6.6	$6.8	$7.3
Tax benefit	(1.7)	(2.1)	(2.1)	(2.3)

After-tax compensation expense	$3.5	$4.5	$4.7	$5.0

RSUs and DSUs
Pre-tax compensation expense	$3.1	$2.0	$5.7	$3.7
Tax benefit	(1.0)	(0.6)	(1.8)	(1.1)

After-tax compensation expense	$2.1	$1.4	$3.9	$2.6

PSUs
Pre-tax compensation expense	$—	$4.6	$34.4	$8.9
Tax benefit	—	(1.4)	(10.0)	(2.6)

After-tax compensation expense	$—	$3.2	$24.4	$6.3

Total after-tax compensation expense	$5.6	$9.1	$33.0	$13.9

        As of June 29, 2008, there was $41.3 million of unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.6 years. During the twenty-six weeks ended June 29, 2008, cash received from stock option exercises was $45.9 million and the total tax benefit to be realized for the tax deductions from these option exercises was $9.8 million. The total intrinsic value of stock options exercised during the twenty-six weeks ended June 29, 2008 and July 1, 2007 were $29.3 million and $58.1 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

3. SHARE-BASED PAYMENTS (Continued)

        The following table represents the summary of stock options and SOSARs outstanding at June 29, 2008, and the activity during the first twenty-six weeks of 2008:

	Outstanding options	Weighted-average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except for per share amounts and years)
Outstanding as of December 30, 2007	9.7	$33.70		$177.8
Granted	0.5	$57.76
Exercised	(1.4)	$47.35
Forfeited	—	$39.78

Outstanding as of June 29, 2008	8.8	$35.30	5.49	$165.0

Excercisable at June 29, 2008	7.6	$33.51	4.97	$157.2

        The fair values of each SOSAR granted in the first half of 2008 and 2007 were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For both the Thirteen and Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Risk-free interest rate	2.85%	4.46%
Dividend yield	1.39%	1.40%
Volatility range	25.3% - 25.5%	21.8% - 26.8%
Weighted-average volatility	25.39%	25.30%
Expected term (years)	3.5 - 7.0	3.5 - 7.0

        The following table represents non-vested restricted stock units, deferred stock units and performance shares at June 29, 2008, and the activity during the twenty-six weeks of 2008:

	Shares	Weighted-average grant date fair value per share
	(In millions, except per share amounts)
Non-vested as of December 30, 2007	2.7	$35.98
Granted	0.5	$57.17
Vested	(2.4)	$35.49
Forfeited	0.2	$35.83

Non-vested as of June 29, 2008	1.0	$47.59

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

3. SHARE-BASED PAYMENTS (Continued)

        Total fair values of RSUs and DSUs that vested during the twenty-six weeks ended June 29, 2008, were $138 million.

4. SPECIAL ITEMS, NET

        We have incurred charges or gains that are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below summarizes special items recorded in the first quarters of 2008 and 2007, by program:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Canada—Restructuring and related costs associated with the Edmonton brewery closure and other outsourcing activities	$0.5	$—	$1.9	$4.1
Canada—Impairment of Foster's distribution right intangible asset	—	24.1	—	24.1
U.S.—Costs associated with the MillerCoors joint venture	21.7	—	37.9	—
U.S.—Impairment of Molson brands intangible asset	50.6	—	50.6	—
U.S.—Impairments of fixed assets	2.6	—	2.6	—
U.S.—Loss (gain) on sale of distribution businesses	2.4		(21.8)
U.K.—Restructuring charge	3.1	1.3	4.7	5.4
U.K.— Other, including certain exit costs	—	—	0.5	—
Global Markets and Corporate—Costs associated with the MillerCoors joint venture	11.7	—	17.2	—
Global Markets and Corporate—Transitional costs associated with outsourcing agreement	11.3	—	17.6	—

Total special items	$103.9	$25.4	$111.2	$33.6

Canada Segment

        During the second quarter of 2008, the Canada segment recognized $0.2 million of restructuring costs associated with employee terminations associated with a company-wide effort to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The Canada segment also recognized $0.3 million of costs associated with maintaining and preparing the closed Edmonton brewery for sale, expected to be completed later in 2008. During the first six months of 2007, we recognized an impairment of $24.1 million associated with our Foster's distribution rights intangible asset, which resulted from the loss of that partner agreement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

4. SPECIAL ITEMS, NET (Continued)

We also recognized $4.1 million in the first six months of 2007 for severance and other related costs as part of a restructuring program that focused on labor savings across production and sales and general and administrative functions.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$4.2
Charges incurred	0.4
Payments made	(3.0)
Foreign currency and other adjustments	(0.1)

Balance at June 29, 2008	$1.5

U.S. Segment

        During the second quarter of 2008, the U.S. segment recognized an impairment of an intangible asset of $50.6 million associated with Molson brands sold in the U.S. See Note 9 "Goodwill and Other Intangibles" for further discussion. The U.S. also recognized $21.7 million of costs associated specifically with the MillerCoors transaction, $17.0 million of which were related to employee retention costs, and $4.7 million of which were related to integration planning. Also in the second quarter, impairment charges related to fixed assets at the Golden brewery of $2.6 million were recorded, and a loss of $2.4 million was recorded related to the sale of our Glenwood Springs, Colorado distributorship. During the first quarter of 2008, we sold our Boise, Idaho beer distributorship for $25.2 million resulting in a gain of $24.2 million.

        The following summarizes the activity in the U.S. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$2.6
Charges incurred	(0.1)
Payments made	(2.5)

Balance at June 29, 2008	$—

U.K. Segment

        The U.K. segment recognized $3.1 million and $1.3 million of restructuring costs, primarily employee termination costs, in the second quarters of 2008 and 2007, respectively. These employee costs were associated with supply chain and back-office restructuring efforts in the U.K. Costs incurred for the six month periods in each of 2008 and 2007 were associated with the similar cost-saving restructuring efforts.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

4. SPECIAL ITEMS, NET (Continued)

        The following summarizes the activity in the U.K. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$2.5
Charges incurred	4.7
Payments made	(3.8)
Foreign currency and other adjustments	—

Balance at June 29, 2008	$3.4

Global Markets and Corporate

        During the second quarter of 2008, Global Markets and Corporate recognized $11.7 million of costs associated with the MillerCoors joint venture, consisting primarily of outside professional services related to the planning and integration efforts involved in the start-up of MillerCoors. Year to date costs in 2008 associated with these efforts total $17.2 million. Additionally, in January 2008 we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the second quarter we incurred $11.3 million of external transition costs associated with this outsourcing initiative, and $17.6 million year to date. We expect to incur additional costs throughout the remainder of 2008. The Global Markets and Corporate segment recognized no special items in the second quarter or first half of 2007.

5. OTHER INCOME (EXPENSE), NET

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
(Losses) gains on disposals of non-operating long-lived assets	$—	$(0.1)	$1.9	$0.1
Gain on sale of House of Blues Canada equity investment	—	16.7	—	16.7
Equity in (losses) income of unconsolidated affiliates, net	(2.3)	(1.9)	1.2	(1.0)
(Losses) gains from foreign exchange and derivatives	(1.9)	0.3	(2.8)	0.3
Losses on non-operating leases, net	(0.3)	(0.4)	(0.9)	(1.2)
Other, net	(1.5)	0.4	(0.8)	1.3

Other (expense) income, net	$(6.0)	$15.0	$(1.4)	$16.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

6. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in the entity that comprised our previously-reported Brazil operating segment, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). As discussed in Note 12, we indemnified FEMSA with respect to certain tax contingencies and other liabilities. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        We recognized a loss from discontinued operations of $12.4 million and a gain of $0.6 million in the second quarters of 2008 and in 2007, respectively, and we recognized losses from discontinued operations of $21.4 million and $14.2 million in the first half of 2008 and in 2007, respectively. The losses and gain for the periods presented were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 12.

7. INCOME TAXES

        Our effective tax rate for the second quarter of 2008 was approximately 23%. We anticipate that our 2008 full year effective tax rate will be in the range of 20% to 24%. This range has increased from first quarter due to revised expectations on the timing of closing or settling of certain tax years.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate. The formation of MillerCoors could also impact our effective tax rate.

        As of December 31, 2007, we had $286.2 million of unrecognized tax benefits. Since December 31, 2007, unrecognized tax benefits decreased by $18.4 million. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax years closing or being effectively settled, and payments made to tax authorities with regard to unrecognized tax benefits during the first and second quarters of 2008. This results in total unrecognized tax benefits of $267.8 million as of June 29, 2008. During 2008, the Company expects to recognize approximately $25 to $35 million of income tax benefit due to a reduction in unrecognized tax benefits. The majority of this benefit is due to accrued interest and penalties that the Company expects to effectively settle during 2008. This range has decreased from prior guidance due to revised expectations on the timing of closing or settling of certain tax years.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 and 2006 tax years, and we expect the examination to conclude in 2009. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 and 2008 transactions in the current year. Tax years through 2003 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2004 in Canada and expect the examination to close during 2008. Tax years through 2005 are

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

7. INCOME TAXES (Continued)

closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

8. EARNINGS PER SHARE ("EPS")

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. All share and per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, LOSARs, SOSARs, RSUs, PSUs and DSUs, calculated using the treasury stock method. For the thirteen weeks ended June 29, 2008, diluted net income per share was impacted by our convertible debt and related warrants outstanding as they were in the money.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Income from continuing operations	$93.3	$184.3	$139.4	$203.6
(Loss) gain from discontinued operations, net of tax	(12.4)	0.6	(21.4)	(14.2)

Net income	$80.9	$184.9	$118.0	$189.4

Weighted average shares for basic EPS	182.4	178.9	181.7	177.5
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	2.2	2.1	2.1	2.3
RSUs, PSUs and DSUs	1.2	0.2	1.2	0.3
Convertible debt conversion	0.2	—	—	—

Weighted average shares for diluted EPS	186.0	181.2	185.0	180.1

Basic income (loss) per share:
From continuing operations	$0.51	$1.03	$0.77	$1.15
From discontinued operations	(0.07)	—	(0.12)	(0.08)

Basic net income per share	$0.44	$1.03	$0.65	$1.07

Diluted income (loss) per share:
From continuing operations	$0.50	$1.02	$0.75	$1.13
From discontinued operations	(0.07)	—	(0.12)	(0.08)

Diluted net income per share	$0.43	$1.02	$0.63	$1.05

Dividends per share	$0.20	$0.16	$0.36	$0.32

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

8. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Stock options, SOSARs and RSUs(1)	0.1	0.1	0.2	—
PSUs—2.1 million outstanding at July 1, 2007(2)	—	2.1	—	2.1
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 10.5 million at June 29, 2008(3)	10.3	2.0	10.5	1.0
Warrants to issue Class B common shares, 10.5 million at June 29, 2008(3)	10.5	2.0	10.5	1.0

	20.9	6.2	21.2	4.1

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

9. GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the twenty-six weeks ended June 29, 2008 (in millions):

Balance at December 30, 2007	$3,346.5
Transfer from goodwill to intangible assets	(1.4)
Foreign currency translation	(63.6)

Balance at June 29, 2008	$3,281.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

9. GOODWILL AND OTHER INTANGIBLES (Continued)

        The following summarizes goodwill allocated between our reportable segments as follows:

	As of
	June 29, 2008	December 30, 2007
	(In millions)
Canada	$1,003.8	$1,066.5
United States	1,346.9	1,347.0
United Kingdom	930.8	933.0

Consolidated	$3,281.5	$3,346.5

        The following table presents details of our intangible assets, other than goodwill, as of June 29, 2008:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$314.9	$(129.8)	$185.1
Distribution rights	2 - 23	354.0	(171.8)	182.2
Patents and technology and distribution channels	3 - 10	35.4	(22.4)	13.0
Other	5 - 34	11.7	(5.5)	6.2
Intangible assets not subject to amortization:
Brands	Indefinite	3,420.5	—	3,420.5
Distribution networks	Indefinite	1,000.8	—	1,000.8
Other	Indefinite	26.9	—	26.9

Total		$5,164.2	$(329.5)	$4,834.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

9. GOODWILL AND OTHER INTANGIBLES (Continued)

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

        The incremental change in the gross carrying amounts of intangibles from December 30, 2007 to June 29, 2008, is due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and an impairment discussed in the following paragraphs.

        During the second quarter of 2008, we recognized an impairment charge of $50.6 million associated with a Molson brands intangible asset, an asset which represented the value of the Molson brands sold in the U.S. only. This intangible asset was not subject to amortization. While our accounting policy calls for annual testing of indefinite-lived intangible assets in the third quarter of each year, we noted unfavorable operating results and a change in management's strategic initiatives associated with these brands, and as a result tested the intangible for impairment in the second quarter of 2008.

        The Molson U.S. brands intangible asset was created at the time of the Merger between Coors and Molson in 2005. Molson brands which are marketed and sold in the U.S. by CBC have been declining in recent years. In addition, increases in packaging and freight costs on imported products combined with continued volume declines have significantly impacted the overall profitability of the Molson brands in the U.S. While management continues to believe that the Molson brands play an important role in the U.S. brand portfolio and will continue to be actively marketed by MillerCoors, it was determined that the value of the intangible brand asset has been impaired. This conclusion was based upon discounted cash flow analyses of the brands, using an excess earnings approach, which indicated that the fair value of Molson U.S. brands were less than their carrying value. The Company therefore recognized a $50.6 million non-cash charge to write-off the carrying value of the Molson brands sold in the U.S.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

9. GOODWILL AND OTHER INTANGIBLES (Continued)

        Based on foreign exchange rates as of June 29, 2008, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In millions)
2008—remaining	$23.1
2009	$46.2
2010	$46.2
2011	$44.8
2012	$32.3

        Amortization expense of intangible assets was $11.5 million and $23.0 million for the thirteen and twenty-six weeks ended June 29, 2008 and $15.1 million and $30.0 million for the thirteen and twenty-six weeks ended July 1, 2007, respectively.

10. DEBT AND OTHER CREDIT ARRANGMENTS

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining $225 million of 6.375% Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million with $45.7 million outstanding as of June 29, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The net debt extinguishment costs comprised a $21.4 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $1.7 million write-off of the proportionate amount of unamortized discount, issuance fees and transaction costs, offset by a $10.7 million gain from the termination of the interest rate swap associated with the extinguished debt. The debt extinguishment was funded by existing cash resources.

11. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        We offer defined benefit retirement plans in Canada, the United States and the United Kingdom that cover substantially all of our employees. Additionally, we offer other postretirement benefits to the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

11. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended June 29, 2008
	Canada plans	U.S. plans	U.K. plans	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.3	$4.2	$7.0	$19.5
Interest cost	24.4	15.0	33.8	73.2
Expected return on plan assets	(31.1)	(17.6)	(39.7)	(88.4)
Administrative Expenses	0.6	0.3	1.3	2.2
Amortization of prior service cost (benefit)	0.4	(0.1)	(0.5)	(0.2)
Amortization of net actuarial loss	—	2.0	0.3	2.3
Less expected participant contributions	(0.7)	—	(1.2)	(1.9)

Net periodic pension cost	$1.9	$3.8	$1.0	$6.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.4	$0.6	$—	$3.0
Interest cost on projected benefit obligation	4.1	2.4	—	6.5
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.1	1.0	—	1.1

Net periodic postretirement benefit cost	$6.6	$4.1	$—	$10.7

	Thirteen Weeks Ended July 1, 2007
	Canada plans	U.S. plans	U.K. plans	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.3	$4.3	$10.1	$22.7
Interest cost	21.5	14.3	28.4	64.2
Expected return on plan assets	(27.1)	(17.4)	(40.3)	(84.8)
Amortization of prior service cost (benefit)	0.4	—	(1.6)	(1.2)
Amortization of net actuarial loss	—	3.5	1.3	4.8
Less expected participant contributions	(0.9)	—	(2.6)	(3.5)

Net periodic pension cost (benefit)	$2.2	$4.7	$(4.7)	$2.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.3	$0.7	$—	$3.0
Interest cost on projected benefit obligation	3.5	1.9	—	5.4
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.4	0.8	—	1.2

Net periodic postretirement benefit cost	$6.2	$3.5	$—	$9.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

11. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

	Twenty-Six Weeks Ended June 29, 2008
	Canada plans	U.S. plans	U.K. plans	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$16.7	$8.3	$14.1	$39.1
Interest cost	48.9	29.9	67.7	146.5
Expected return on plan assets	(62.4)	(35.1)	(79.5)	(177.0)
Administrative expenses	1.3	0.6	2.5	4.4
Amortization of prior service cost (benefit)	0.8	(0.2)	(1.0)	(0.4)
Amortization of net actuarial loss	—	4.1	0.5	4.6
Less expected participant contributions	(1.4)	—	(2.3)	(3.7)

Net periodic pension cost (benefit)	$3.9	$7.6	$2.0	$13.5

Other Postretirement Benefits
Service cost—benefits earned during the period	$4.9	$1.2	$—	$6.1
Interest cost on projected benefit obligation	8.1	4.7	—	12.8
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net actuarial loss	0.3	2.1	—	2.4

Net periodic postretirement benefit cost	$13.3	$8.2	$—	$21.5

	Twenty-Six Weeks Ended July 1, 2007
	Canada plans	U.S. plans	U.K. plans	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$16.1	$8.7	$20.0	$44.8
Interest cost	41.8	28.7	56.3	126.8
Expected return on plan assets	(52.5)	(35.0)	(79.9)	(167.4)
Amortization of prior service cost (benefit)	0.7	—	(3.2)	(2.5)
Amortization of net actuarial loss	—	6.9	2.6	9.5
Less expected participant contributions	(1.8)	—	(5.2)	(7.0)

Net periodic pension cost (benefit)	$4.3	$9.3	$(9.4)	$4.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$4.5	$1.3	$—	$5.8
Interest cost on projected benefit obligation	6.8	4.0	—	10.8
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.7	1.7	—	2.4

Net periodic postretirement benefit cost	$12.0	$7.1	$—	$19.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

11. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

        During the second quarter of 2008, employer contributions paid to the defined benefit plans were $28.6 million, $0.4 million, and $7.3 million for Canada, U.S. and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first half of 2008 were $53.5 million, $0.5 million, and $13.7 million for Canada, U.S. and U.K. plans, respectively. Expected total fiscal year 2008 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $157.7 million.

12. CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 5, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated legal penalties and interest, was $439 million as of June 29, 2008. Our estimate of the fair value of the indemnity liability associated with the purchased tax credits recorded as of June 29, 2008 was $129.3 million, $5.4 million of which was classified as a current liability and $123.9 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $12.5 million during the first half of 2008, primarily due to foreign currency transaction adjustments. The liabilities are also impacted by changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded or disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements resulting from negotiation or settlement programs that might arise from the federal or state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $42.5 million as of June 29, 2008, $28.3 million of which is classified as a current liability and $14.2 million of which is classified as non-current. The table below presents the change in all other tax, civil and labor contingencies for first half of 2008.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

12. CONTINGENCIES (Continued)

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. Indemnity obligations related to purchased tax credits must be paid by us upon notification of FEMSA's settlement with local jurisdictions. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have resulted in the past and could result in the future. These liabilities are denominated in Brazilian reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

  Other

        Molson Canada owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the "Club"), as well as Board representation on the Club and related entities. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League ("NHL") are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson Canada continues to be a guarantor of the majority owner's obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees and recorded $10.7 million for the fair values of these indemnities accordingly.

        The table below provides a summary of indemnity obligations measured at fair value using significant unobservable inputs (see Note 1) from December 30, 2007, through June 29, 2008:

	Indemnity Obligations
	Kaiser purchased tax credits indemnity reserve	Kaiser tax, civil and labor indemnity reserve	Indemnities associated with Montréal Canadiens	Total indemnity reserves
	(In millions)
Balance at December 30, 2007	$116.8	$38.2	$11.0	$166.0
Gains included in earnings(1)	(1.0)	(0.1)	—	(1.1)
Foreign exchange transaction loss included in earnings(1)	17.1	5.4	—	22.5
Foreign exchange translation gain included in other comprehensive income	(3.6)	(1.0)	(0.3)	(4.9)

Balance at June 29, 2008	$129.3	$42.5	$10.7	$182.5

(1)
All (gains) and losses included in earnings are unrealized and were associated with amounts that were carried on the balance sheet at the beginning and the end of the quarter.

        Current liabilities associated with discontinued operations also include current tax liabilities of $7.3 million. Included in current and non-current assets associated with discontinued operations on the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

12. CONTINGENCIES (Continued)

balance sheet are $6.2 million and $4.2 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Quebec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the Merger. The Colorado case was transferred to Delaware and consolidated with those cases. The Quebec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Quebec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay, except one case discussed below, a total of $6.0 million in settlement, which amounts would be paid by the Company's insurance carrier. The settlement agreement is awaiting approval in the various courts in which the cases are pending. This agreement in principle did not settle one remaining case in Delaware. That case seeks to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relies on the same allegations as the other shareholder lawsuits. Early in the third quarter of 2008, the Company agreed in principle to settle the case for $0.2 million, an amount that would be paid by the Company's insurance carrier. The settlement agreement is in the process of being formalized.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

12. CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at June 29, 2008, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of June 29, 2008. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

12. CONTINGENCIES (Continued)

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

13. OTHER COMPREHENSIVE (LOSS) INCOME

        The following summarizes the components of other comprehensive (loss) income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Net income	$80.9	$184.9	$118.0	$189.4

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	54.4	378.7	(145.3)	433.9
Currency effect on pension liability, net of tax	(0.7)	(6.5)	1.8	(7.5)
Amortization of net prior service costs and net actuarial losses, net of tax	2.7	3.6	4.9	6.0
Unrealized gain on derivative instruments, net of tax	(12.1)	(3.7)	17.5	7.6
Reclassification adjustment—derivative instruments, net of tax	(1.7)	(0.8)	(0.9)	(2.2)

Total other comprehensive income (loss)	42.6	371.3	(122.0)	437.8

Comprehensive income (loss)	$123.5	$556.2	$(4.0)	$627.2

14. SUPPLEMENTAL GUARANTOR INFORMATION

        MCBC ("Parent Guarantor and 2007 Issuer") issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013, in a registered offering on June 15, 2007. The convertible notes are guaranteed on a senior unsecured basis by CBC ("2002 Issuer"), Molson Coors International, LP and Molson Coors Capital Finance ULC (together the "2005 Issuers") and certain significant subsidiaries ("Subsidiary Guarantors").

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

14. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and subsidiaries. As a result of these changes, as well as amendments to the indentures covered, the $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015 are now also a liability of a new subsidiary, Molson Coors International, LP. The internal reorganization changed the legal structure of the guarantees, mainly affecting the presentation of the 2002 Issuer, the 2005 Issuers, Subsidiary Guarantors, and Subsidiary Non-Guarantors. While there were no significant changes with regard to the status of any entity as a guarantor or non-guarantor, the internal ownership changes resulted in our Canadian and U.K. businesses, which were formally owned by 2002 Issuer, now being majority-owned by a 2005 Issuer. Prior period amounts have not been restated to reflect the new ownership structure which did not exist in prior periods. Any changes to the status of a subsidiary as a guarantor or non-guarantor were not material.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 29, 2008, and July 1, 2007, Condensed Consolidating Balance Sheets as of June 29, 2008, and December 30, 2007, and Condensed Consolidating Statements of Cash Flows for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of Molson Coors, guaranteed the obligations of Molson Coors under the Credit Agreements dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented. This change is effective for our 2008 third quarter and will be reflected accordingly with the appropriate reclassifications to the prior year guarantor financial statements.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$968.5	$—	$—	$1,390.9	$—	$2,359.4
Excise taxes	—	(128.4)	—	—	(473.6)	—	(602.0)

Net sales	—	840.1	—	—	917.3	—	1,757.4
Cost of goods sold	—	(523.0)	—	—	(510.6)	—	(1,033.6)
Equity in subsidiary earnings	94.5	107.9	138.2	—	—	(340.6)	—

Gross profit	94.5	425.0	138.2	—	406.7	(340.6)	723.8
Marketing, general and administrative expenses	(19.7)	(220.3)	—	(0.2)	(223.0)	—	(463.2)
Special items, net	(23.1)	(26.7)	—	—	(54.1)	—	(103.9)

Operating income (loss)	51.7	178.0	138.2	(0.2)	129.6	(340.6)	156.7
Interest (expense) income, net	(3.7)	(4.8)	(15.2)	1.0	(0.4)	—	(23.1)
Other expense, net	(0.1)	(3.1)	—	—	(2.8)	—	(6.0)

Income from continuing operations before income taxes	47.9	170.1	123.0	0.8	126.4	(340.6)	127.6
Income tax benefit (expense)	33.0	(213.3)	83.5	56.4	11.5	—	(28.9)

Income (loss) from continuing operations before minority interests	80.9	(43.2)	206.5	57.2	137.9	(340.6)	98.7
Minority interests in net income of consolidated entities	—	—	—	—	(5.4)	—	(5.4)

Income (loss) from continuing operations	80.9	(43.2)	206.5	57.2	132.5	(340.6)	93.3
Loss from discontinued operations, net of tax	—	—	—	—	(12.4)	—	(12.4)

Net income (loss)	$80.9	$(43.2)	$206.5	$57.2	$120.1	$(340.6)	$80.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JULY 1, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$787.5	$—	$44.1	$1,412.4	$—	$2,244.0
Excise taxes	—	(115.5)	—	(0.4)	(451.9)	—	(567.8)

Net sales	—	672.0	—	43.7	960.5	—	1,676.2
Cost of goods sold	—	(412.2)	—	(34.5)	(520.2)	—	(966.9)
Equity in subsidiary earnings	193.1	(11.5)	202.8	—	—	(384.4)	—

Gross profit	193.1	248.3	202.8	9.2	440.3	(384.4)	709.3
Marketing, general and administrative expenses	(26.6)	(185.1)	—	(8.4)	(236.8)	—	(456.9)
Special items, net	—	—	—	—	(25.4)	—	(25.4)

Operating income	166.5	63.2	202.8	0.8	178.1	(384.4)	227.0
Interest income (expense), net	1.6	(14.5)	(13.9)	1.9	—	—	(24.9)
Other income (expense), net	0.1	0.2	0.1	(1.2)	15.8	—	15.0

Income from continuing operations before income taxes	168.2	48.9	189.0	1.5	193.9	(384.4)	217.1
Income tax benefit (expense)	16.8	17.6	(84.5)	1.0	20.6	—	(28.5)

Income from continuing operations before minority interests	185.0	66.5	104.5	2.5	214.5	(384.4)	188.6
Minority interests in net income of consolidated entities	—	—	—	—	(4.3)	—	(4.3)

Income from continuing operations	185.0	66.5	104.5	2.5	210.2	(384.4)	184.3
Loss from discontinued operations, net of tax	—	—	—	—	0.6	—	0.6

Net income	$185.0	$66.5	$104.5	$2.5	$210.8	$(384.4)	$184.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,667.1	$—	$33.7	$2,474.8	$—	$4,175.6
Excise taxes	—	(229.4)	—	(0.3)	(831.9)	—	(1,061.6)

Net sales	—	1,437.7	—	33.4	1,642.9	—	3,114.0
Cost of goods sold	—	(890.2)	—	(26.7)	(951.7)	—	(1,868.6)
Equity in subsidiary earnings	189.9	120.9	175.0	—	—	(485.8)	—

Gross profit	189.9	668.4	175.0	6.7	691.2	(485.8)	1,245.4
Marketing, general and administrative expenses	(67.8)	(397.1)	—	(7.8)	(427.1)	—	(899.8)
Special items, net	(35.0)	(42.9)	—	24.2	(57.5)	—	(111.2)

Operating income (loss)	87.1	228.4	175.0	23.1	206.6	(485.8)	234.4
Interest (expense) income, net	(6.3)	(23.7)	(30.6)	1.9	(0.7)	—	(59.4)
Other expense, net	(0.1)	(0.2)	—	(1.1)	—	—	(1.4)

Income from continuing operations before income taxes	80.7	204.5	144.4	23.9	205.9	(485.8)	173.6
Income tax benefit (expense)	37.3	(188.7)	84.2	50.1	(6.3)	—	(23.4)

Income from continuing operations before minority interests	118.0	15.8	228.6	74.0	199.6	(485.8)	150.2
Minority interests in net income of consolidated entities	—	—	—	—	(10.8)	—	(10.8)

Income from continuing operations	118.0	15.8	228.6	74.0	188.8	(485.8)	139.4
Loss from discontinued operations, net of tax	—	—	—	—	(21.4)	—	(21.4)

Net income	$118.0	$15.8	$228.6	$74.0	$167.4	$(485.8)	$118.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,396.6	$—	$78.3	$2,420.3	$—	$3,895.2
Excise taxes	—	(205.5)	—	(1.1)	(783.7)	—	(990.3)

Net sales	—	1,191.1	—	77.2	1,636.6	—	2,904.9
Cost of goods sold	—	(735.7)	—	(62.1)	(939.3)	—	(1,737.1)
Equity in subsidiary earnings	214.9	1.4	202.8	—	—	(419.1)	—

Gross profit	214.9	456.8	202.8	15.1	697.3	(419.1)	1,167.8
Marketing, general and administrative expenses	(42.1)	(357.4)	—	(14.8)	(439.4)	—	(853.7)
Special items, net	—	—	—	—	(33.6)	—	(33.6)

Operating income	172.8	99.4	202.8	0.3	224.3	(419.1)	280.5
Interest income (expense), net	2.5	(28.5)	(27.3)	2.1	(0.1)	—	(51.3)
Other income (expense), net	0.2	1.0	0.2	(0.9)	15.7	—	16.2

Income from continuing operations before income taxes	175.5	71.9	175.7	1.5	239.9	(419.1)	245.4
Income tax benefit (expense)	14.0	16.3	(84.5)	(0.2)	20.7	—	(33.7)

Income from continuing operations before minority interests	189.5	88.2	91.2	1.3	260.6	(419.1)	211.7
Minority interests in net income of consolidated entities	—	—	—	—	(8.1)	—	(8.1)

Income from continuing operations	189.5	88.2	91.2	1.3	252.5	(419.1)	203.6
Loss from discontinued operations, net of tax	—	—	—	—	(14.2)	—	(14.2)

Net income	$189.5	$88.2	$91.2	$1.3	$238.3	$(419.1)	$189.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 29, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$196.0	$15.4	$0.1	$0.5	$72.4	$—	$284.4
Accounts receivable, net	0.1	233.2	—	—	688.6	—	921.9
Other receivables, net	2.2	42.1	(2.7)	8.2	75.2	—	125.0
Total inventories, net	—	85.0	—	—	262.6	—	347.6
Other assets, net	2.1	48.8	—	—	74.6	—	125.5
Deferred tax assets	(0.2)	17.5	—	—	0.6	—	17.9
Discontinued operations	—	—	—	—	6.2	—	6.2

Total current assets	200.2	442.0	(2.6)	8.7	1,180.2	—	1,828.5
Properties, net	23.4	945.1	—	—	1,670.2	—	2,638.7
Goodwill	—	79.1	—	—	3,202.4	—	3,281.5
Other intangibles, net	—	71.9	—	—	4,762.8	—	4,834.7
Net investment in and advances to subsidiaries	6,330.8	(1,429.8)	5,601.6	—	—	(10,502.6)	—
Deferred tax assets	195.4	15.4	100.9	9.8	(21.4)	—	300.1
Other assets	17.2	27.0	5.2	—	222.0	—	271.4
Discontinued operations	—	—	—	—	4.2	—	4.2

Total assets	$6,767.0	$150.7	$5,705.1	$18.5	$11,020.4	$(10,502.6)	$13,159.1

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16.1	$169.2	$—	$—	$220.5	$—	$405.8
Accrued expenses and other liabilities	(1.1)	474.7	(32.0)	(23.3)	736.8	—	1,155.1
Deferred tax liability	—	—	—	—	170.9	—	170.9
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	21.3	—	21.4
Discontinued operations	—	—	—	—	44.1	—	44.1

Total current liabilities	15.0	644.2	(32.2)	(23.3)	1,193.6	—	1,797.3
Long-term debt	575.0	45.4	1,189.0	—	247.5	—	2,056.9
Deferred tax liability	(4.2)	4.2	—	—	559.9	—	559.9
Other liabilities	7.6	424.8	88.8	179.7	718.8	—	1,419.7
Discontinued operations	—	—	—	—	138.1	—	138.1

Total liabilities	593.4	1,118.6	1,245.6	156.4	2,857.9	—	5,971.9
Minority interests	—	—	—	—	35.2	—	35.2
Total stockholders' equity	6,173.6	(967.9)	4,459.5	(137.9)	8,127.3	(10,502.6)	7,152.0

Total liabilities and stockholders' equity	$6,767.0	$150.7	$5,705.1	$18.5	$11,020.4	$(10,502.6)	$13,159.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 30, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$243.7	$1.4	$0.1	$5.3	$126.5	$—	$377.0
Accounts receivable, net	—	89.6	—	9.6	659.3	—	758.5
Other receivables, net	2.6	17.2	4.7	8.3	79.8	—	112.6
Total inventories, net	—	88.3	—	4.9	276.4	—	369.6
Other assets, net	24.8	39.7	—	1.4	69.8	—	135.7
Deferred tax assets	(0.2)	16.5	—	1.0	0.6	—	17.9
Discontinued operations	—	—	—	—	5.5	—	5.5

Total current assets	270.9	252.7	4.8	30.5	1,217.9	—	1,776.8
Properties, net	18.9	925.3	—	18.9	1,733.1	—	2,696.2
Goodwill	—	76.4	—	2.8	3,267.3	—	3,346.5
Other intangibles, net	—	23.0	—	10.8	5,005.6	—	5,039.4
Net investment in and advances to subsidiaries	6,188.2	(465.8)	7,229.2	—	—	(12,951.6)	—
Deferred tax assets	232.3	35.3	101.0	(19.9)	(11.8)	—	336.9
Other assets	18.5	18.4	5.8	—	208.0	—	250.7
Discontinued operations	—	—	—	—	5.1	—	5.1

Total assets	$6,728.8	$865.3	$7,340.8	$43.1	$11,425.2	$(12,951.6)	$13,451.6

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5.9	$143.7	$—	$3.3	$227.8	$—	$380.7
Accrued expenses and other liabilities	35.8	285.7	22.1	26.8	818.7	—	1,189.1
Deferred tax liability	—	—	—	—	120.6	—	120.6
Short-term borrowings and current portion of long-term debt	—	(0.1)	(0.2)	—	4.6	—	4.3
Discontinued operations	—	—	—	—	40.8	—	40.8

Total current liabilities	41.7	429.3	21.9	30.1	1,212.5	—	1,735.5
Long-term debt	575.0	231.8	1,215.2	—	238.6	—	2,260.6
Deferred tax liability	—	—	—	—	605.4	—	605.4
Other liabilities	32.7	432.8	75.2	175.4	815.9	—	1,532.0
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	649.4	1,093.9	1,312.3	205.5	2,997.2	—	6,258.3
Minority interests	—	—	—	—	43.8	—	43.8
Total stockholders' equity	6,079.4	(228.6)	6,028.5	(162.4)	8,384.2	(12,951.6)	7,149.5

Total liabilities and stockholders' equity	$6,728.8	$865.3	$7,340.8	$43.1	$11,425.2	$(12,951.6)	$13,451.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(83.1)	$(111.1)	$67.4	$(9.7)	$297.1	$160.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(7.2)	(52.8)	—	—	(76.4)	(136.4)
Proceeds from sales of properties and intangible assets, net	—	28.8	—	—	4.7	33.5
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in and advances to an unconsolidated affiliate	—	—	—	—	(10.6)	(10.6)
Trade loan repayments from customers	—	—	—	—	13.9	13.9
Trade loans advanced to customers	—	—	—	—	(20.1)	(20.1)
Other	—	2.6	—	—	—	2.6

Net cash provided by (used in) investing activities	15.6	(21.4)	—	—	(88.5)	(94.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	45.9	—	—	—	—	45.9
Excess tax benefits from share-based compensation	21.3	—	—	—	—	21.3
Dividends paid	(55.5)	—	—	—	(10.0)	(65.5)
Dividends paid to minority interest holders	—	—	—	(8.4)	(11.1)	(19.5)
Proceeds from long-term borrowings	—	—	—	—	16.0	16.0
Payments on long-term debt and capital lease obligations	—	(180.4)	—	—	(0.5)	(180.9)
Proceeds from short-term borrowings	—	—	—	—	40.5	40.5
Payments on short-term borrowings	—	—	—	—	(40.1)	(40.1)
Net proceeds from revolving credit facilities	—	—	—	—	16.9	16.9
Change in overdraft balances and other	4.6	(16.4)	—	—	7.3	(4.5)
Settlements of debt-related derivatives	—	12.0	—	—	—	12.0
Net activity in investments and advances (to) from subsidiaries	(3.5)	331.3	(67.4)	13.3	(280.7)	—

Net cash provided by (used in) financing activities	19.8	146.5	(67.4)	4.9	(261.7)	(157.9)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(47.7)	14.0	—	(4.8)	(53.1)	(91.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	(1.0)	(1.0)
Balance at beginning of year	243.7	1.4	0.1	5.3	126.5	377.0

Balance at end of period	$196.0	$15.4	$0.1	$0.5	$72.4	$284.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(36.2)	$14.8	$190.2	$(141.9)	$21.3	$48.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2.6)	(90.6)	—	(0.9)	(174.2)	(268.3)
Proceeds from sales of properties and intangible assets, net	—	0.9	—	—	32.4	33.3
Trade loan repayments from customers	—	—	—	—	15.4	15.4
Trade loans advanced to customers	—	—	—	—	(12.8)	(12.8)
Other	—	0.2	—	—	—	0.2

Net cash used in investing activities	(2.6)	(89.5)	—	(0.9)	(139.2)	(232.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	167.9	—	—	—	—	167.9
Excess income tax benefits from share-based compensation	18.9	—	—	—	—	18.9
Dividends paid	(46.1)	—	—	—	(11.0)	(57.1)
Proceeds from (payments on) issuances of long-term debt	575.0	—	—	—	—	575.0
Payments on long-term debt and capital lease obligations	—	(0.7)	—	—	(0.3)	(1.0)
Proceeds from short-term borrowings	—	—	—	—	157.3	157.3
Payments on short-term borrowings	—	—	—	—	(151.9)	(151.9)
Sale of warrants	57.0	—	—	—	—	57.0
Purchase of call options	(106.7)	—	—	—	—	(106.7)
Net proceeds from commercial paper	—	—	—	—	—	—
Net payments on revolving credit facilities	—	—	—	—	20.2	20.2
Change in overdraft balances and other	(8.9)	8.4	—	—	(1.6)	(2.1)
Net activity in investments and advances (to) from subsidiaries	(115.9)	66.6	(190.1)	145.9	93.5	—

Net cash provided by (used in) financing activities	541.2	74.3	(190.1)	145.9	106.2	677.5

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	502.4	(0.4)	0.1	3.1	(11.7)	493.5
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	0.1	4.2	4.3
Balance at beginning of year	81.1	1.8	—	4.8	94.5	182.2

Balance at end of period	$583.5	$1.4	$0.1	$8.0	$87.0	$680.0

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as well as our unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q.

        On March 5, 2008, we announced the creation of the Global Brand and Market Development organization ("Global Markets"), whose objectives are to grow and expand our business and brand portfolios in global development markets. As a result of this decision, our current businesses in Asia, Continental Europe, Mexico, and the Caribbean (not including Puerto Rico) are now included in Global Markets and combined with our corporate business activities, Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. In order to reflect this change, the former Europe segment has been re-named as the United Kingdom segment ("U.K.") and includes the results of operations of the United Kingdom and the results of our royalty arrangements in the Republic of Ireland. The United States segment ("U.S.") now represents only the United States and Puerto Rico. As a result of the realignment, prior period amounts have been classified to conform to the current operating structure described above.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), in accordance with a definitive joint venture agreement signed between the two investing companies on December 20, 2007. In connection with the closing of the joint venture transaction, each of Molson Coors, Coors, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC ("MillerCoors").

        Pursuant to the LLC Operating Agreement, MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. Each party contributed their respective U.S. and Puerto Rico operations, including related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of MillerCoors will be 58% for SABMiller plc and 42% for MCBC, voting interests will be shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        Beginning in the third quarter of 2005, the results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment will, in all material respects, be deconsolidated from MCBC. Also beginning in the third quarter of 2005, our interest in the new combined operations will be accounted for by us under the equity method of accounting.

BUSINESS OVERVIEW

Financial Highlights

        The following second quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

 Consolidated Results for the thirteen weeks ended (In millions)

        Net sales increased 4.8% to $1,757.4 million from $1,676.2 million for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively. Income from continuing operations for the thirteen weeks ended June 28, 2008, was $93.3 million compared to $184.3 million for the same period ended July 1, 2007. Concurrently, diluted income per share from continuing operations decreased to $0.50 from $1.02 for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively.

Consolidated Results for the twenty-six weeks ended (In millions)

        Net sales increased 7.2% to $3,114.0 million from $2,904.9 million for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively. Income from continuing operations for the twenty-six weeks ended June 28, 2008 was $139.4 million compared to $203.6 million for the same period ended July 1, 2007. Diluted income per share from continuing operations decreased to $0.75 from $1.13 for the twenty-six weeks ended June 29, 2008 and July 1, 2007, respectively.

 Consolidated Sales Volumes for the thirteen and twenty-six weeks ended (In thousands)

        Total sales volume increased approximately 0.9% and 1.7% to 11.6 and 20.7 million barrels in the thirteen and twenty-six weeks ended June 29, 2008, compared to 11.5 million and 20.4 million barrels during the comparable periods ended July 1, 2007. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

Operational Results for the thirteen weeks ended as presented on a per barrel basis (In dollars)

Net sales	Cost of goods sold

        In the second quarter of 2008, net sales per barrel increased in all of our reporting segments, led by approximately 12.9% gain in our Canada segment as a result of positive foreign exchange and improved. Cost of goods sold per barrel increased across all segments mainly due to inflationary costs from higher transportation, commodity, and packaging materials costs. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

Operational Results for the twenty-six weeks ended as presented on a per barrel basis (In dollars)

Net sales	Cost of goods sold

        In the first half of 2008, net sales per barrel increased in all of our reporting segments, led by approximately 17.3% gain in our Canada segment as a result of positive foreign exchange and improved beer pricing and sales versus a year ago. Cost of goods sold per barrel increased across all segments mainly due to inflationary costs from higher transportation, commodity, and packaging materials costs. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

Second quarter 2008 highlights:

  •
  Coors Light sales to retail grew nearly 4% globally.

  •
  We achieved net sales growth of 4.8%, driven by the strength of our brands, positive pricing, and the benefit of favorable foreign currency.

  •
  We realized net pricing growth in all three of our major markets on the strength of our brand-building efforts.

Cost savings initiatives

        Our annual 2008 Resources for Growth cost reduction initiatives goal is to achieve $77 million and we have achieved more than 60% of the goal during the first half of the year. In the second quarter of 2008, we realized $18 million of savings, in addition to the $29 million in savings recognized in the first quarter of 2008. These cost reduction programs offset nearly a third of our cost inflation during the second quarter of 2008. These savings and the $91 million already realized in 2007 places us in a position to reach our overall Resources for Growth cost reduction initiatives goal of $250 million by 2009.

Income taxes

        Our effective tax rate for the second quarter of 2008 was 23%. We anticipate that our 2008 full year effective tax rate will be in the range of 20% to 24%. This range has increased from first quarter due to revised expectations for the timing of closing or settling certain tax years.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 6 "DISCONTINUED OPERATIONS" and Note 12 "CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light and other licensed brands, in Canada. Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture, Molson Modelo Imports ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team will be responsible for promoting and selling the brands across Canada on behalf of the joint venture. The new alliance will enable Grupo Modelo to effectively tap into the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and the Western provinces, through Brewers Retail, Inc. ("BRI") a consolidated joint venture, and Brewers' Distributor Ltd. ("BDL") a joint venture accounted for under the equity method.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	% change	June 29, 2008	July 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)			(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	2,069	2,344	(11.7)%	3,563	3,979	(10.5)%

Net sales	$532.6	$534.5	(0.4)%	$916.2	$872.4	5.0%
Cost of goods sold	(258.5)	(266.0)	(2.8)%	(474.7)	(464.6)	2.2%

Gross profit	274.1	268.5	2.1%	441.5	407.8	8.3%
Marketing, general and administrative expenses	(117.1)	(120.5)	(2.8)%	(223.7)	(216.8)	3.2%
Special items, net	(0.5)	(24.1)	N/M	(1.9)	(28.2)	N/M

Operating income	156.5	123.9	26.3%	215.9	162.8	32.6%
Other income, net	(2.6)	14.9	N/M	0.7	17.2	N/M

Earnings before income taxes	$153.9	$138.8	10.9%	$216.6	$180.0	20.3%

N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") strengthened versus the U.S. dollar ("USD") resulting in a $6 million benefit to USD earnings before income taxes on a quarter over quarter basis during the thirteen week second quarter. During the comparable twenty-six week periods for 2008 and 2007, the CAD also strengthened versus the USD, resulting in a $10 million currency translation benefit for USD earnings before income taxes.

Volume and net sales

        Our Canada segment had sales volume totaling 2.1 million barrels for the second quarter ended June 29, 2008, a decrease of 11.7% from the prior year quarter. This decline is almost entirely attributed to the termination of the Foster's brewing contract decreasing our volume and the result of excluding our reported Modelo volumes in 2008 with the creation of our joint venture. Excluding the two factors mentioned above, comparable sales volume decreased 1.1% versus the prior year. Our comparable Canada sales to retail ("STRs") for the second calendar quarter, which include 50% of the volume sold through MMI in 2008, decreased 0.8% from the calendar quarter a year ago. For comparability purposes, 50% of the prior year Modelo volumes sold in Canada are included in the comparable prior year period. This decline was driven by unusually wet weather in our major markets during the quarter. Molson's strategic brands, which represent more than 85% of our Canada STRs, continued to grow, including mid-single-digit growth by the Coors Light brand, and double-digit growth by Rickard's, Creemore, Carling, and our partner import brands. Molson Canadian experienced a mid-single-digit volume decrease compared to the prior year. Total Canadian beer industry STRs declined an estimated 0.7% in the calendar second quarter. On a comparable basis, our second quarter 2008 estimated Canada market share was virtually even with the prior year.

        Net sales per barrel increased 4.2% in local currency over the prior year quarter. Excluding the effects of the Foster's contract termination and the Modelo Molson joint venture, net sales per barrel increased approximately 3% in local currency almost entirely primarily by positive pricing, along with a small increase from partner-import brand growth.

        Sales volume for the twenty-six week period totaled 3.6 million barrels, a decrease of 10.5% compared to the prior year. This decline was due almost entirely to the combined impacts from the Foster's contract termination and the exclusion of Modelo volumes from our sales volume under the equity method of accounting for the new Modelo Molson Import joint venture. Excluding these two factors, comparable Canada sales volume declined 0.5% compared to the prior year. Comparable sales to retail for the twenty-six week period decreased 0.3% from a year ago.

        Net sales per barrel for the twenty-six week period increased 5.1% in local currency. Over half of the increase was driven by positive net pricing, with the remaining increase from improved sales mix due to the net effect of the changes to our Foster's and Modelo contracts this year, and a slight increase in higher revenue per barrel partner import brand sales volume compared to the prior year.

Cost of goods sold

        Second quarter 2008 cost of goods sold per barrel increased 1.4% in local currency versus 2007. Excluding current year impacts of the termination of the Foster's contract and change associated with MMI, combined with cycling the prior year impact of recognizing a $5.8 million unfavorable foreign currency adjustment, cost of goods sold per barrel increased approximately 9% versus 2007. Commodity, packaging material cost inflation, along with increased energy and transportation costs accounted for an 8% increase, coupled with a 3.5% increase from higher fixed overhead costs and the ongoing shift in partner import brand sales volumes. These increases were partially offset by a 2.4% decrease attributable to our Resources for Growth initiatives.

        Cost of goods sold per barrel for the first half of 2008 increased 1.8% in local currency. Inflationary cost increases drove a 7% increase, which was partially offset by a 3% reduction from our Resources for Growth cost savings initiatives. Higher fixed overhead costs and the ongoing shift in partner import brand sales volumes combined for an additional 3% increase. The remaining 5% decrease is attributable to the net impacts from the changes related to our Foster's and Modelo contracts and the benefit of cycling a $7.4 million unfavorable foreign currency adjustment last year.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased over 10.4% in local currency for the second quarter of 2008. This decrease was driven by lower general overhead expenses driven by lower intangible amortization expense when compared to prior year and the elimination of all expenses associated with the Modelo brands, which are now managed by MMI.

        For the twenty-six weeks ended June 29, 2008, marketing, general and administrative expenses have decreased 8.0% in local currency driven by lower general overhead expenses, including lower intangible amortization expense and cost savings initiatives under our Resources for Growth program, and the elimination of all expenses associated with the Modelo brands, which are now managed by MMI.

Special items, net

        The Canada segment recognized $0.5 million in special items in the second quarter of 2008 related to costs associated with the ongoing Edmonton brewery closing expenses and restructuring activities.

        The Canada segment recognized $1.9 million in special items in the first half of 2008, compared to $28.2 of expense for the same period in 2007. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

United States Segment Results of Operations

        The United States ("U.S.") segment produces, markets and sells the Coors portfolio of brands in the United States and Puerto Rico and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which are consolidated joint ventures. The U.S. segment also includes sales of Molson products in the United States. See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" regarding MillerCoors joint venture.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	% change	June 29, 2008	July 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)			(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	7,048	6,588	7.0%	12,595	11,754	7.2%

Net sales	$841.8	$757.8	11.1%	$1,491.8	$1,343.2	11.1%
Cost of goods sold	(514.4)	(458.5)	12.2%	(907.3)	(818.7)	10.8%

Gross profit	327.4	299.3	9.4%	584.5	524.5	11.4%
Marketing, general and administrative expenses	(214.6)	(201.3)	6.6%	(412.2)	(381.6)	8.0%
Special items, net	(77.3)	—	N/M	(69.3)	—	N/M

Operating income	35.5	98.0	(63.8)%	103.0	142.9	(27.9)%
Other income, net	(0.1)	0.2	N/M	2.3	0.8	N/M

Earnings before income taxes	$35.4	$98.2	(64.0)%	$105.3	$143.7	(26.7)%

N/M = Not meaningful

Volume and net sales

        Sales volume to wholesalers in the U.S. and Puerto Rico grew 7.0% during the second quarter on a comparable quarter-over-quarter basis. Our distributors' STRs increased, including Puerto Rico, 5.1% in the second quarter of 2008, continuing our share-growth trend from 2007. Our U.S. STR increase would have been 2% higher in the quarter without the adverse impact of a shift in the year-over-year timing of the July 4th holiday within our fiscal calendar. This sales increase was driven by mid-single-digit growth for Coors Light, high-single-digit growth of Coors Banquet, and double-digit growth of Blue Moon and Keystone Light. Each of our four largest brands achieved increased sales and market share growth trends in the second quarter of 2008. For the second consecutive quarter, we grew STRs in all major channels and in 47 out of 50 states, a geographic base that represents over 96% of our total U.S. volume.

        Net sales per barrel increased 3.8% in the second quarter of 2008, driven by 3.0% positive net pricing, along with increased distributor fuel surcharges and new commercial sales from our U.S. can joint venture. Excluding the commercial sales from our U.S. can joint venture, net sales per barrel increased 3.3%.

        Sales volume to wholesalers increased by 7.2% in the first half of 2008, with Coors Light, Coors Banquet, Keystone Light and Blue Moon driving the increased volume. Net sales per barrel increased by 3.6% in 2008, due to strong price increases and commercial can sales.

Cost of goods sold

        Cost of goods sold per barrel increased 4.9% during the second quarter driven by higher fuel, transportation and packaging material costs, a well as commercial can sales. Excluding the commercial sales from our U.S. can joint venture, cost of goods sold per barrel increased 4.1%. We have recovered a significant portion of our commodity cost increases through incremental price increases and continued cost savings. Cost saving initiatives alone offset more than one-third of our U.S. cost inflation during the second quarter of 2008.

        Cost of goods sold per barrel increased by 3.4% in the first half of 2008. The year to date change is the result of higher commodity, transportation and packaging material costs partially offset by cost savings initiatives. Cost savings initiatives, offset more than half of our U.S. inflation during the first half of 2008.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses increased 6.6% for the second quarter versus the comparable prior year second quarter. These costs increased primarily as a result of increased sales and marketing spending and incentive compensation expense related to strong performance in the first half of the year.

        Marketing, general and administrative expenses were up 8.0% on a twenty-six week comparison basis. Marketing investments increased at a low-single-digit rate, while general and administrative expenses grew at a low-double digit rate due to the realization of our stock-based long-term incentive program that began in 2006.

Special items, net

        We recognized a $77.3 million expense for special items in the second quarter of 2008. The special items recognized in the second quarter of 2008 were a result of an impairment of an intangible asset associated with the Molson brands sold in the U.S., costs associated with the MillerCoors transaction, impairment related to fixed asset write-offs, and a loss on the sale of a company-owned distributorship. The U.S. segment recognized no special items in the second quarter of 2007. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" and Note 9 "GOODWILL AND INTANGIBLE ASSETS" to the condensed consolidated financial statements for further discussion.

        Special charges for the first half of 2008 were primarily a result an impairment of an intangible asset associated with Molson brands sold in the U.S., costs associated specifically with the MillerCoors transaction comprised of employee retention and integration planning costs, and partially offset by the net gain from the sale of the CDC facilities in Boise, Idaho and Glenwood Springs, Colorado. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" and Note 9 "GOODWILL AND INTANGIBLE ASSETS" to the condensed consolidated financial statements for further discussion.

United Kingdom Segment Results of Operations

        The United Kingdom ("U.K.") consists of the production and sale of the CBL brands principally in the United Kingdom, results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the United Kingdom and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	% change	June 29, 2008	July 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)			(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	2,407	2,471	(2.6)%	4,406	4,451	(1.0)%

Net sales	$367.1	$367.0	0.0%	$677.6	$658.7	2.9%
Cost of goods sold	(251.6)	(232.3)	8.3%	(470.6)	(436.7)	7.8%

Gross profit	115.5	134.7	(14.3)%	207.0	222.0	(6.8)%
Marketing, general and administrative expenses	(96.4)	(97.7)	(1.3)%	(191.5)	(188.4)	1.6%
Special items, net	(3.1)	(1.3)	N/M	(5.2)	(5.4)	N/M

Operating income	16.0	35.7	(55.2)%	10.3	28.2	(63.5)%
Interest income(1)	2.9	2.9	0.0%	5.7	5.7	(0.0)%
Other income (expense), net	(0.5)	0.6	N/M	(1.7)	(1.6)	N/M

Earnings before income taxes	$18.4	$39.2	(53.0)%	$14.3	$32.3	(55.7)%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        The British pound ("GBP") versus the USD unfavorably impacted the quarter-over-quarter earnings before income taxes by $0.2 million during the second quarter 2008. During the comparable twenty-six week periods for 2008 and 2007, the GBP versus the USD unfavorably impacted USD earnings before income taxes by $0.1 million.

Volume and net sales

        Our owned-brand volumes outperformed the market in both the on- and off-premise channels. However, our owned-brand volumes decreased 2.6% during the second quarter of 2008, as a result of the smoking bans, the Easter holiday being included in the first quarter of 2008 versus the second quarter of 2007, and customers buying in advance of a 9% increase in the beer excise tax. Volumes in the off-premise channel increased by 6% as a result of selective but more customer-visible promotional features, offset by a 9% decline in volumes in the on-premise channel.

        Owned-brand net sales per barrel in local currency increased by 0.6% as a result of higher on-premise pricing. This represents our sixth consecutive quarter of year-over-year growth in owned-brand pricing. Net sales per barrel in local currency increased by approximately 3.4% in the second quarter of 2008, predominantly due to our inclusion of the results of the Camerons on-premise distribution business ("Camerons") purchased during the second half of 2007.

        In the first half of 2008, our owned-brand volumes have outperformed the market overall in both on-and off-premise channels, but decreased by 1.0% versus prior year. Volumes in the off-premise channel increased 11% as a result of selective but more-visible promotional features. On-premise volume declined by approximately 8% as a result of the smoking bans enacted last year and challenging market conditions.

        Owned-brand net sales per barrel in local currency increased by 0.5% in the first half of 2008, largely due to favorable on-premise channel pricing, partly offset by lower pricing in the off-premise channel. Overall, net sales per barrel increased 3.6% in local currency due to our inclusion of the results of the on-premise distribution business purchased during the second half of 2007

Cost of goods sold

        Cost of goods sold per barrel, increased by 11.9% in local currency in the second quarter of 2008, due primarily to the Camerons on-premise distribution business purchased during the second half of 2007, energy and materials cost inflation, and higher pension expense. More than half of the quarter-over-quarter increase is attributable to higher input cost inflation and pension expense.

        For the first half of 2008, cost of goods sold per barrel for the U.K segment increased 8.5% in local currency, with approximately 4% of the increase related to the Camerons on-premise distribution business purchased during the second half of 2007. The balance of the increase was driven by a 4% increase in agricultural commodity and energy costs along with a 1% increase in pension costs.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. decreased 0.8% in local currency. General and administrative expense increased due to the addition of the Camerons on-premise distribution business purchased during the second quarter of 2007 and higher pension costs. Excluding these quarter-over-quarter changes, our overhead costs declined for the current quarter. Marketing expenses in the second quarter of 2008 decreased as a result of reductions in spending to match the trading environment.

        For the first half of 2008, marketing, general and administrative expenses in the U.K. increased 1.4% in local currency, with general and administrative costs increasing 6.1% as a result of higher pension expense and overhead costs related to including the Camerons on-premise distribution business purchased during the second quarter of 2007. Marketing expenses in the second quarter of 2008 decreased 6.9% as a result of reductions in marketing spending to match the trading environment.

Special items, net

        The U.K. segment recognized $3.1 million and $1.3 million of special items in the second quarters of 2008 and 2007, respectively. The special charges were predominantly employee termination costs associated with the U.K. supply chain and back office restructuring efforts for both periods presented.

        Special items in the first half of 2008 were $5.2 million, compared to $5.4 million of charges in the first half of 2007. These special items were predominantly employee termination costs. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by the relative level of note receivable balances outstanding from period-to-period.

Global Markets and Corporate

        As a result of our segment realignment discussed above, Corporate now is combined with Global Markets brand volume, as well as emerging markets, including Mexico, the Caribbean, Asia, and continental Europe, except for those markets included in the U.K. segment. Corporate includes costs that are not allocated to the operating segments, including costs related to worldwide finance and administrative functions, such as legal and public affairs, human resources, insurance, risk management and interest expense.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	% change	June 29, 2008	July 1, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)			(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	93	106	(12.3)%	168	193	(13.0)%

Net sales	$15.9	$16.9	(5.9)%	$28.4	$30.6	(7.2)%
Cost of goods sold	(9.1)	(10.1)	(9.9)%	(16.0)	(17.1)	(6.4)%

Gross profit	6.8	6.8	0.0%	12.4	13.5	(8.1)%
Marketing, general and administrative expenses	(35.1)	(37.4)	(6.1)%	(72.4)	(66.9)	8.2%
Special items, net	(23.0)	—	N/M	(34.8)	—	N/M

Operating loss	(51.3)	(30.6)	67.6%	(94.8)	(53.4)	77.5%
Interest expense, net	(26.0)	(27.8)	(6.5)%	(52.7)	(57.0)	(7.5)%
Debt extinguishment costs	—	—	N/M	(12.4)	—	N/M
Other expense, net	(2.8)	(0.7)	N/M	(2.7)	(0.2)	N/M

Loss before income taxes	$(80.1)	$(59.1)	35.5%	$(162.6)	$(110.6)	47.0%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold reflect our operations in Asia, continental Europe, Mexico and the Caribbean (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the second quarter were $35.1 million, a decrease of $2.3 million from the comparable quarter a year ago.

        In the first half of 2008, marketing, general and administrative expenses were $72.4 million, an increase of $5.5 million from the same period in 2007. The increase was due to higher corporate compensation costs, primarily as a result of accelerated amortization of our long-term performance share incentive plan.

Special items, net

        Special items in the second quarter and first half of 2008 were $23.0 million and $34.8 million, respectively, compared to no special items in the second quarter and first half of 2007. The 2008 special items were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for MillerCoors, primarily outside professional services. See Part I—Financial Statements, Item 1 Note 4 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net

        Interest expense was $26.0 million during the second quarter of 2008, compared to $27.8 million in the same period of 2007. The decrease of $1.8 million was primarily attributable to lower debt levels outstanding in the second quarter of 2008.

        For the first half of 2008, net interest expense has decreased by $4.3 million from the same period in 2007 and attributed to the lower levels of debt outstanding when compared to prior year. Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first half of 2008. See Part I—Financial Statements, Item 1 Note 10 "DEBT AND OTHER CREDIT ARRANGMENTS" to the condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of June 29, 2008, we had net positive working capital of $31.2 million, as of July 1, 2007, we had a working capital deficit of $167.9 million. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory. We had total cash of $284.4 million at June 29, 2008, compared to $680.0 million at July 1, 2007. The especially high cash balance as of July 1, 2007, was due to the receipt of proceeds from an issuance of convertible notes during the second quarter of 2007, most of which were used to early retire certain other long-term borrowings during the third quarter of 2007. Long-term debt was $2,056.9 million and $2,163.8 million at June 29, 2008 and July 1, 2007, respectively. Debt at June 29, 2008, consists primarily of bonds with long-term maturities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2007.

Operating activities

        Net cash used in operating activities of $160.6 million for the twenty-six weeks ended June 29, 2008, was favorable by $112.4 million from the comparable period in 2007. The calendar first quarter typically results in a use of cash for the Company, due to seasonality in the business. The calendar third quarter historically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. Net income was lower by $71.4 million in the second quarter of 2008 compared to the same period in 2007, the reasons for which are discussed in detail in the Results of Operations discussion in this section. Various non-cash adjustments to net income (including the loss from discontinued operations), when taken together, were higher in the first half of 2008 than in the same period in 2007 by approximately $88.0 million. These adjustments include depreciation and amortization, share-based compensation, intangible asset impairments, gains on sales of properties, and other smaller items indicated on the statements of cash flows. The combined favorable variances in net income and non-cash add-backs to net income indicate a higher level of cash flow from our core businesses, on an operating cash flow basis, of $16.6 million. Cash flows associated with movements in working capital and other assets and liabilities were favorable to the prior year by $95.8 million. Cash contributions to defined benefit pension plans were lower in the first half of 2008 by $64.8 million, primarily due to $50.0 million voluntary contribution to the U.S. defined benefit pension plan in the first half of 2007. Additionally, cash paid on accounts payable in the first half of 2007 was unusually high, due in part to the timing of payments and the differences in our fiscal calendar between years. Offsetting these favorable impacts to operating cash flow in 2008 were lower collections on receivables from customers, especially in the U.S., where credit terms were extended leading up to the formation of Miller Coors on July 1, 2008.

        We expect that 2008 operating cash flows will be higher than those realized in 2007. However, our operating cash flows will be impacted significantly going forward by cash that we receive from our investment in MillerCoors. Costs associated with integration efforts at MillerCoors could result in reduced levels of cash distributed to us during the remainder of 2008.

Investing activities

        Net cash used in investing activities of $94.3 million for the twenty-six weeks ended June 29, 2008, was lower by $137.9 million compared to the same period in 2007. Capital expenditures were lower in 2008 by $131.9 million versus 2007, due primarily to high cash outlays in 2007 related to $90.0 million of kegs purchased in the U.K. from a third party service provider, and also as a result of higher spending to complete the brewery in Shenandoah, Virginia, which came fully on-line in mid-2007. In the first half of 2008, we collected proceeds on sales of businesses and assets of $33.5 million, mainly from the sale of our former beer distribution businesses in Boise, Idaho and Glenwood Springs, Colorado. In the first half of 2007, we collected $30.0 million when we sold our equity investment in the House of Blues Canada entertainment business and $3.3 million from sale of assets. Also in the first quarter of 2008, we realized proceeds of $22.8 million related to sale of available for sale investment securities in the first quarter of 2008, with no comparable activity in the first quarter of 2007.

Financing activities

        Net cash used in financing activities was $157.9 million for the twenty-six weeks ended June 29, 2008 compared to $677.5 million of cash provided by financing activities during the same period in 2007, an unfavorable variance of $835.4 million. There were three primary reasons for this large variance. First, during the second quarter of 2007, we received proceeds of $575 million from the issuance of senior convertible notes, with no comparable debt issuance proceeds in 2008. These proceeds were used in the third quarter of 2007 to retire other long-term debt. Second, we repaid $180.9 million of long-term debt and capital lease obligations during the first half of 2008, with no significant comparable repayment activity in the first half of 2007. Third, we collected $121.9 million more in proceeds from exercises of stock options in the first quarter of 2007 as compared to the same period of 2008.

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining $225 million of 6.375% Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million, referred to above. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps were recorded during the first quarter of 2008. The cash required to early retire the notes (in addition to the face amount), amounting to $23.1 million, is classified as a cash outflow from operating activities, due to the fact that it represents largely a cost of money (interest). However, the cash inflow associated with the unwind of the related interest rate swap of $12.0 million is classified in financing activities.

Capital Resources

        The majority of our remaining debt outstanding as of June 29, 2008, consists of publicly traded bonds, with maturities ranging from 2010 to 2015. We will continue to use commercial paper borrowings and revolving credit facilities as needed to manage our liquidity through our periods of lower operating cash flow. While the start-up of MillerCoors entails potential demands for capital for integration and restructuring efforts, we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternative use of cash generated in 2008 and beyond, which could include pension plan funding, modest purchases of company stock, increasing dividends, and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

Capital Expenditures

        One capital expenditure plan for 2008 is expected to be approximately $245 million, excluding capital spending by our consolidated joint ventures. Capital expenditures in 2008 are expected to be lower than 2007 primarily due to the exclusion of capital spending associated with the U.S. in the second half of 2008, the completion of the Shenandoah brewery in the U.S. in early 2007 and the initial $90.0 million purchase of kegs in the U.K., also in early 2007.

OFF-BALANCE SHEET ARRANGEMENTS

        As of June 29, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        We have contractual cash obligations as of June 29, 2008, pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $9.3 billion; not included in these obligations are $262.0 million of unrecognized tax benefits and $138.1 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments. There have been only normal recurring changes in the Company's cash commitments since December 30, 2007.

        Other commercial commitments as of June 29, 2008 were:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$63.1	$63.1	$—	$—	$—

CONTINGENCIES

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note 12 under the caption "CONTINGENCIES—Kaiser and Other Indemnity Obligations" to the condensed consolidated financial statements.

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

OUTLOOK FOR 2008

        We will continue our quest to maintain a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. For 2008 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth. Based on the strength of our brands, and considering the challenging cost environment in each of our businesses, we are re-evaluating our pricing plans for the balance of this year. We will make market-by-market pricing decisions that are consistent with our goals of building our brands and shareholder value.

Canada

        We continue to focus on building our strategic brands. In the second half of the year, we anticipate continued aggressive competitive pricing activity, primarily in Quebec and Ontario. In the face of this activity, we are committed to remaining competitive while growing our strategic brands over the long term, including the introduction of new innovative packaging, promotions and creative advertising campaigns.

  •
  Building on our Coors Light Cold Activated Can launch last year, we recently introduced Coors Light Cold Certified bottles across Canada, strengthening our Rocky Mountain Cold Refreshment with our consumers.

  •
  We will continue to focus on capturing growth from our super-premium owned and partner-import brands, including the addition of Corona in western Canada, which has strengthened our national portfolio.

  •
  We now anticipate that our reported cost of goods per barrel in local currency will be virtually unchanged for all of 2008. Excluding the effect of MMI, the loss of the Foster's contract and an $8 million benefit of the prior-year foreign currency translation impact, we expect cost of goods sold per barrel to increase at a mid-single-digit-rate, after excluding these items. This cost of goods sold outlook implies improved Canada cost trends in the back half of this year, and particularly in the fourth quarter of 2008, despite a challenging commodity cost environment. This outlook is primarily due to cycling higher materials costs and additional expenses related to closing our Edmonton brewery and starting up the Moncton brewery last year.

U.K.

        We anticipate a challenging trading environment in the second half of 2008 due to the weakening U.K. economy. Nonetheless, we expect our U.K. business to benefit in the second half from cycling the U.K. smoking bans, and we will begin to realize benefits of the Heineken contract brewing arrangement, the Magners cider agreement, and recent supplier renegotiations. We will also cycle a one-time $9.5 million increase in pension expense in the third quarter of 2007.

  •
  In addition, we continue to roll out our new cold-dispense technology for Carling, with 20,000 new installations year to date, as well as "Cold You Can See" thermo-chromatic packaging and our Compact Draught system.

  •
  Management will evaluate opportunities and continue to reduce costs and maximize the return on our production assets. We are targeting substantial savings as part of the Resources for Growth program, driven by headcount reductions, supplier negotiations and improvements in supply chain efficiencies. We currently anticipate full-year 2008, cost of goods sold per barrel to increase at a mid-single-digit rate in local currency.

MillerCoors

        On July 1, 2008, MillerCoors LLC commenced operations. MillerCoors was formed by MCBC and SABMiller plc (the investing companies) through the combination of the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company, in a joint venture ("MillerCoors"). MillerCoors is expected to have annual pro forma combined beer sales of 70 million U.S. barrels (80 million hectoliters) and net revenues of approximately $7.0 billion. MCBC and SABMiller expect the transaction to generate approximately $500 million in annual cost synergies to be delivered in full by the third full financial year of combined operations.

        Each party contributed its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of MillerCoors are 58% for SABMiller plc and 42% for MCBC. Voting interests are shared 50%-50%, and each investing company has equal board representation in MillerCoors. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        The results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment will, in all material respects, be deconsolidated from MCBC, see Part I—Financial Statements, Item 1 Note 2 "BUSINESS SEGMENTS." Our interest in the new combined operations will be accounted for by us under the equity method of accounting.

Global Markets and Corporate

        We continue to anticipate full-year 2008 Corporate general and administrative costs, excluding Global Markets, to be approximately $105 to $115 million. In addition marketing, general and administrative expenses (including advertising costs) associated with Global Markets are expected to be $40 to $45 million in 2008.

Interest

        We anticipate 2008 corporate net interest expense of approximately $100 million to $105 million, excluding the debt extinguishment costs and U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During 2008, the Company expects to recognize approximately $25 to $35 million of income tax benefit due to a reduction in unrecognized tax benefits. The majority of this benefit is due to accrued interest and penalties that the Company expects to effectively settle during 2008. This range has decreased from prior guidance due to revised expectations on the timing of closing or settling of certain tax years As a result, we anticipate that our 2008 effective tax rate on income will be in the range of 20% to 24%. We note, however, that there are pending tax law changes in Canada that if enacted, would result in an approximate $120 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the Company's Statement of Operations in the quarter in which the bill is enacted. In addition, there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate. The formation of and results of operations of MillerCoors could also impact our effective tax rate.

Goodwill and Intangible Assets

        Because there is goodwill included in the carrying value of our three segments, the fair values of the reporting unit associated with the goodwill balances are compared to their carrying values to determine whether there are any impairments of goodwill on an annual basis. In addition to our ongoing monitoring efforts, we typically perform this testing in the third quarter of each year. Additionally we test indefinite-lived intangible assets for impairment annually during the third quarter, most of which relate to our Canada and Europe segments.

        We carry significant amount of goodwill and intangible assets associated primarily with core, non-core, and partner beer brands, as well as distribution rights in our Canadian and U.K. segments (details of goodwill and intangible asset values are included in Part I—Financial Statements, Item 1 Note 9 "GOODWILL AND OTHER INTANGIBLES"). A reduction in the fair value of reporting units or specific intangible assets could result in impairment charges. Certain factors could result in reductions in fair value, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, and termination of brewing and/or distribution agreements with other brewers.

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

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are Canadian dollar ("CAD"), British pound sterling ("GBP" or "£"), Japanese yen ("JPY"), and Brazilian real ("BRL") related to our indemnity contingencies.

        Derivatives are over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit risks are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's).

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $26.6 million and $22.7 million at June 29, 2008 and December 30, 2007, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

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

	As of
	June 29, 2008			December 30, 2007
	Notional Amount	Fair value	Maturity	Notional Amount	Fair value	Maturity
	(In millions)
Foreign currency:
Forwards	$470.0	$(9.2)	7/08 - 6/11	$460.9	$(24.9)	1/08 - 8/10
Swaps	2,414.6	(457.2)	9/10 - 5/12	2,416.4	(472.5)	9/10 - 5/12

Total foreign currency	2,884.6	(466.4)		2,877.3	(497.4)
Interest rate:
Swaps	98.9	3.2	6/11	303.1	9.9	6/11 - 5/12
Commodity price:
Swaps	190.4	32.6	7/08 - 11/10	202.4	(10.0)	1/08 - 9/10

Total outstanding derivatives	$3,173.9	$(430.6)		$3,382.8	$(497.5)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on June 29, 2008, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(430.6)	$14.3	$(36.0)	$(408.9)	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	June 29, 2008	December 30, 2007
	(In millions)
Foreign currency risk:
Forwards	$(46.4)	$(45.5)
Interest rate risk:
Debt, swaps	$(86.2)	$(95.0)
Commodity price risk:
Swaps	$(21.5)	$(19.1)

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at June 29, 2008. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

        During the first quarter of 2008, the Company signed a contract with a third-party service provider to outsource a significant portion of work associated with our finance and accounting, information technology and human resources functions. The outsourcing arrangements impact all three of our operating segments and our corporate headquarters. We have begun transitioning work to the service provider in the first half of 2008, and the transition will continue through to the end of the year. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions has had an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further affected in the future as many of our outsourced functions benefit from expected innovations and improvements from our service provider.

        On June 5, 2008, the Company received government approval of MillerCoors. The closing of the transaction occurred on June 30, 2008 and MillerCoors began operations on July 1, 2008. We account for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors will impact the scope of the Company's internal controls over financial reporting beginning the third quarter of 2008. The Company's corporate headquarters shares a portion of its information technology systems and back office administrative infrastructure with the United States business (which was contributed to MillerCoors), and as a result, certain systems, processes and controls were adapted in respect to the change brought about by the formation of MillerCoors.

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

        In addition to Risk Factors outlined in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2007, the following are updates and additional Risk Factors that we have identified.

Risks Specific to Our Company

        Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results. The combination of the Molson Canadian and Coors Light brands represented more than 44% of our Canada segment's sales volume in 2007. Carling lager is the best-selling brand in the United Kingdom and represented more than 78% of our European segment sales volume in 2007. Similarly, MillerCoors is dependent on Miller Lite and Coors Light in the U.S. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a disproportionately large adverse impact on our business. Moreover, each of our major markets is mature, and in each we face large competitors who have greater financial, marketing, and distribution resources and are more diverse in terms of their geographies and brand portfolios.

Risks Specific to the U.S. Segment

        We may not realize cost savings and other benefits from MillerCoors due to challenges associated with integrating operations, technologies, sales, and other aspects of the operations. The success of MillerCoors will depend in part on the success of the management team in integrating the operations, technologies, and personnel of MCBC's and SABMiller's former U.S. operations. The failure of MillerCoors to integrate the two operations or otherwise realize the anticipated benefits of the joint venture transaction, including the estimated $500 million annual cost savings that we previously projected, could unfavorably impact the results of operations of MillerCoors. In addition, the overall integration of MCBC and SABMiller's respective U.S. operations is a complex undertaking and, accordingly, may result in unanticipated operational problems, expenses and liabilities, and diversion of management's attention.

        The challenges involved in this integration include the following:

  •
  integrating successfully the respective Miller and Coors U.S. operations, technologies, products and services;

  •
  reducing the costs associated with each company's U.S. operations;

  •
  coordinating sales, distribution, and marketing efforts to effectively promote the products of MillerCoors;

  •
  preserving distribution, marketing, or other important relationships of the U.S. operations of both Miller and Coors and resolving potential conflicts that may arise;

  •
  successful integration of the distributorship structure of the two entities;

  •
  coordinating and rationalizing research and development activities to accelerate introduction of new products and other innovations;

  •
  retaining management, key employees and business partners;

  •
  assimilating the personnel and business cultures of both companies; and

  •
  building employee morale and motivation.

        Any adverse financial, operational or other events affecting MillerCoors could adversely affect our financial results or prospects.

        We do not fully control the operations and administration of MillerCoors, our investment in which represents our interests in the U.S. beer business. We jointly control MillerCoors with SABMiller, and hold a 42% economic interest in it. MillerCoors management is responsible for the day to day operations of the business including brewing, distribution, sales, marketing, finance, information technology, human resources, legal, technical operations, safety, environmental compliance, and relationships with governments. As we do not have full control over the activities of MillerCoors, our results of operations for those ventures are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Molson Coors Brewing Company held on May 15, 2008, the holders of shares of the Company's Class A Stock elected eleven directors and the holders of the Company's Class B Stock elected three directors. In addition, the holders of the Company's Class A stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for 2008. The results of those votes are tabulated below:

ELECTION OF CLASS A DIRECTORS
DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Francesco Bellini	5,160,110		411
Rosalind G. Brewer	5,160,102		419
Peter H. Coors	5,158,711		1,810
Franklin W. Hobbs	5,160,102		419
W. Leo Kiely III	5,158,719		1,802
Eric H. Molson	5,158,719		1,802
Andrew T. Molson	5,158,723		1,798
Melissa Coors Osborn	5,158,661		1,860
Pamela H. Patsley	5,160,102		419
H. Sanford Riley	5,160,102		419

ELECTION OF CLASS B DIRECTORS
DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
John E. Cleghorn	129,730,061		25,292,224
Charles M. Herington	131,964,522		23,057,763
David P. O'Brien	127,564,875		27,457,410

CLASS A PROPOSAL
RATIFICATION OF THE	FOR	AGAINST	WITHHELD
Appointment of PricewaterhouseCoopers LLP	5,160,330		191

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
4.1	Sixth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.
4.2

Seventh Supplemental Indenture dated as of June 27, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.
4.3
Eighth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.
4.4
Fifth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.
4.5
Sixth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.
4.6
Seventh Supplemental Indenture dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.
4.7
Fourth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.
4.8
Fifth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.
4.9
Sixth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.
10.1
Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.
10.2
Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.

Exhibit Number	Document Description
10.3	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Global Controller (Chief Accounting Officer) August 5, 2008