Form 10-Q
period 2008-09-28
MOLSON COORS BREWING CO
filed 2008-11-07
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 28, 2008
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 2008:

Class A Common Stock—2,622,780 shares
Class B Common Stock—156,303,300 shares

         Exchangeable shares:

         As of October 24, 2008, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,313,807 shares
Class B Exchangeable shares—21,398,058 shares

         These Class A and Class B exchangeable shares offer substantially the same economic and voting rights as the respective classes of common shares of the registrant. This is achieved via the following structure: The registrant has outstanding one share of special Class A voting stock, through which the holders of Class A exchangeable shares and Class B exchangeable shares of Molson Coors Canada Inc. (a subsidiary of the registrant), respectively, may exercise their voting rights with respect to the registrant. The special Class A and Class B voting stock are entitled to one vote for each of the exchangeable share classes, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The trustee holder of the special Class A voting stock and the special Class B voting stock has the right to cast a number of votes equal to the number of then outstanding Class A exchangeable shares and Class B exchangeable shares, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales	$1,373.8	$2,257.2	$5,549.5	$6,152.5
Excise taxes	(452.7)	(571.8)	(1,514.3)	(1,562.2)

Net sales	921.1	1,685.4	4,035.2	4,590.3
Cost of goods sold	(524.4)	(987.3)	(2,392.9)	(2,724.4)

Gross profit	396.7	698.1	1,642.3	1,865.9
Marketing, general and administrative expenses	(236.8)	(461.1)	(1,136.6)	(1,314.8)
Special items, net	(24.8)	(55.3)	(136.1)	(88.9)
Equity income in MillerCoors	106.5	—	106.5	—

Operating income	241.6	181.7	476.1	462.2
Interest expense, net	(21.6)	(24.2)	(68.6)	(75.5)
Debt extinguishment costs	—	(24.5)	(12.4)	(24.5)
Other income, net	7.7	1.9	6.4	18.1

Income from continuing operations before income taxes and minority interests	227.7	134.9	401.5	380.3
Income tax (expense) benefit	(57.0)	5.7	(80.5)	(28.0)

Income from continuing operations before minority interests	170.7	140.6	321.0	352.3
Minority interests in net income of consolidated entities	(0.7)	(5.5)	(11.6)	(13.6)

Income from continuing operations	170.0	135.1	309.4	338.7
Gain (loss) from discontinued operations, net of tax	3.2	(0.4)	(18.1)	(14.7)

Net income	$173.2	$134.7	$291.3	$324.0

Basic income (loss) per share:
From continuing operations	$0.93	$0.75	$1.70	$1.90
From discontinued operations	0.02	—	(0.10)	(0.08)

Basic net income per share	$0.95	$0.75	$1.60	$1.82

Diluted income (loss) per share:
From continuing operations	$0.92	$0.74	$1.67	$1.87
From discontinued operations	0.02	—	(0.10)	(0.08)

Diluted net income per share	$0.94	$0.74	$1.57	$1.79

Weighted average shares—basic	183.5	179.4	182.3	178.2
Weighted average shares—diluted	185.7	181.7	185.5	180.8

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	September 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$334.5	$377.0
Accounts receivable, net	591.4	758.5
Other receivables, net	116.6	112.6
Inventories:
Finished, net	110.8	164.0
In process	17.4	40.7
Raw materials	45.6	82.3
Packaging materials, net	57.6	82.6

Total inventories, net	231.4	369.6
Other assets, net	88.5	135.7
Deferred tax assets	—	17.9
Discontinued operations	2.0	5.5

Total current assets	1,364.4	1,776.8
Properties, net	1,550.4	2,696.2
Goodwill	1,587.1	3,346.5
Other intangibles, net	4,676.5	5,039.4
Investment in MillerCoors	2,698.0	—
Deferred tax assets	196.2	336.9
Notes receivable, net	69.6	71.2
Other assets	169.8	179.5
Discontinued operations	8.1	5.1

Total assets	$12,320.1	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	September 28, 2008	December 30, 2007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$261.1	$380.7
Accrued expenses and other liabilities	873.8	1,189.1
Deferred tax liabilities	167.0	120.6
Short-term borrowings and current portion of long-term debt	0.6	4.3
Discontinued operations	20.9	40.8

Total current liabilities	1,323.4	1,735.5
Long-term debt	1,994.2	2,260.6
Pension and post-retirement benefits	400.9	677.8
Derivative hedging instruments	440.4	477.4
Deferred tax liabilities	551.0	605.4
Unrecognized tax benefits	244.0	285.9
Other liabilities	63.8	90.9
Discontinued operations	154.0	124.8

Total liabilities	5,171.7	6,258.3
Minority interests	8.9	43.8
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.7 shares at September 28, 2008 and December 30, 2007, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding:155.0 shares and 149.6 shares at September 28, 2008 and December 30, 2007, respectively)	1.5	1.5
Class A exchangeable shares (issued and outstanding: 3.3 shares at September 28, 2008 and December 30, 2007)	124.7	124.8
Class B exchangeable shares (issued and outstanding:22.7 shares and 25.1 shares at September 28, 2008 and December 30, 2007, respectively)	852.3	945.3

Total capital stock	978.5	1,071.6
Paid-in capital	3,182.2	3,022.5
Retained earnings	2,139.4	1,950.5
Accumulated other comprehensive income	839.4	1,104.9

Total stockholders' equity	7,139.5	7,149.5

Total liabilities and stockholders' equity	$12,320.1	$13,451.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$291.3	$324.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224.4	254.9
Share-based compensation	51.8	27.5
Gain on sale or impairment of properties and intangibles, net	(14.2)	—
Gain on sale of House of Blues Canada equity investment	—	(16.7)
Loss on impairment of Molson brands sold in the U.S. intangible asset	50.6	—
Loss on impairment of Foster's distribution right intangible asset	—	24.1
Loss on impairment of Edmonton brewing facility	—	30.5
Deferred income taxes	66.1	5.5
Equity income in MillerCoors	(106.5)	—
Distributions from MillerCoors	58.8	—
Equity income of other unconsolidated affiliates	(15.2)	(2.5)
Distributions from other unconsolidated affiliates	2.0	1.8
Minority interests in net income of consolidated entities	11.6	13.6
Excess tax benefits from share-based compensation	—	(20.9)
Change in current assets and liabilities and other	(243.2)	(327.9)
Discontinued operations	18.1	14.7

Net cash provided by operating activities	395.6	328.6

Cash flows from investing activities:
Additions to properties and intangible assets	(176.5)	(329.4)
Proceeds from sales of properties and intangible assets	8.7	5.6
Proceeds from sale of business, net	27.0	—
Proceeds from sale of investment securities, net	22.8	—
Acquisition of subsidiaries, net of cash acquired	—	(26.7)
Proceeds from sale of House of Blues Canada equity investment	—	30.0
Investment in and advances to MillerCoors	(78.8)	—
Investment in and advances to other unconsolidated affiliates	(9.0)	—
Trade loan repayments from customers	20.4	22.9
Trade loans advanced to customers	(27.9)	(20.9)
Proceeds/payments from derivatives-equity	(1.9)	—
Other	0.2	0.2

Net cash used in investing activities	(215.0)	(318.3)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	51.6	179.3
Excess tax benefits from share-based compensation	—	20.9
Dividends paid	(102.2)	(85.9)
Dividends paid to minority interest holders	(20.3)	(13.2)
Proceeds from issuance of convertible debt	—	575.0
Debt issuance costs	—	(10.2)
Sale of warrants	—	57.0
Purchase of call options	—	(106.7)
Proceeds from issuance of long term debt	16.0	—
Payments on long-term debt and capital lease obligations	(181.2)	(626.2)
Proceeds from short-term borrowings	41.8	179.1
Payments on short-term borrowings	(40.8)	(161.2)
Net proceeds from revolving credit facilities	1.0	8.0
Change in overdraft balances and other	2.1	7.8
Settlements of debt-related derivatives	12.0	5.2

Net cash (used in) provided by financing activities	(220.0)	28.9

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(39.4)	39.2
Effect of foreign exchange rate changes on cash and cash equivalents	(3.1)	9.9
Balance at beginning of year	377.0	182.2

Balance at end of period	$334.5	$231.3

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Unless otherwise noted in this report, any description of us includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"). The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in MillerCoors is accounted for by us under the equity method of accounting. See Note 2, "Business Segments," and Note 3, "Investment in MillerCoors."

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority owned subsidiaries, equity method investments, and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 30, 2007. The results of operations for the thirteen and thirty-nine week periods ended September 28, 2008, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 30, 2007 condensed consolidated balance sheet data is consistent with our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The third fiscal quarter of 2008 and 2007 consisted of 13 weeks ending on September 28, 2008 and September 30, 2007, respectively. The first three fiscal quarters of 2008 and 2007 consisted of 39 weeks ending on September 28, 2008 and September 30, 2007, respectively. Fiscal year 2008 and 2007 consist of 52 weeks ending on December 28, 2008 and December 30, 2007, respectively.

        The results from Brewers Retail Inc. ("BRI"), a consolidated subsidiary, are reported one month in arrears in the accompanying unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        MillerCoors follows a monthly reporting calendar. The third quarter of 2008 consisted of three months ended September 30, 2008.

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

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, we adopted this guidance effective September 28, 2008. Our adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

        The table below summarizes our assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2008. Such assets include certain derivative instruments and our indemnity obligations related primarily to our discontinued operations from Kaiser (see Note 7). In

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

addition, we have provided a reconciliation of the beginning and ending balances for the fair value of these indemnity obligations determined using significant unobservable inputs (Level 3—see definition below) in Note 14 "COMMITMENTS AND CONTINGENCIES—Kaiser and Other Indemnity Obligations." SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy are as follows:

          Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

          Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are less active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

          Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

        The following presents our assets and liabilities that are measured at fair value based on a recurring basis:

		Fair Value Measurements at September 28, 2008 Using
	Total carrying value at September 28, 2008
		Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives assets	$25.1	$—	$25.1	$—
Derivatives liabilities	$(445.6)	—	(445.6)	—
Guarantees—indemnity obligations	$(175.2)	—	—	(175.2)

Total	$(595.7)	$—	$(420.5)	$(175.2)

        In 2009 and in accordance with FSP 157-2, we will adopt the fair value provisions for those non-financial assets and liabilities that are measured at fair value on a nonrecurring basis including goodwill, intangibles, and debt. Based on our evaluation of this statement, we do not believe the adoption of FSP 157-2, will have a significant impact on the determination or reporting of our financial results.

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

  •
  Reporting units, including Canada, U.S. and U.K., measured at fair value in the first step of our annual goodwill impairment testing,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and it is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141R,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

including procedures associated with the deconsolidation of a subsidiary. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that while the adoption of SFAS 160 will require the reclassification of our reported minority interests to stockholders' equity, the statement will not have a significant impact on the reporting of our results of operations.

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities. Including an amendment of FASB Statement No. 133"

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

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense, and as result, lower net income. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. We have determined that if the liability and equity components of the Convertible Senior Notes had been separately valued at the time of their issuance on June 15, 2007, the amount allocated to long-term debt would have been $462.7 million, and the amount allocated to equity would have been $112.3 million. When we are required to retroactively adopt FSP APB 14-1 in fiscal 2009, interest expense for fiscal 2007 and 2008 will be increased by non-cash amounts of $9.0 million and $17.0 million, respectively. We anticipate recording additional non-cash interest expense on the Convertible Senior Notes in 2009 through 2013 of $17.6 million - $19.6 million annually, thereby increasing the carrying value of the debt to $575 million by its maturity date in July 2013. Further, we expect that the carrying amount of the 2.5% Convertible Senior Notes

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

will be discounted (decreased) and additional paid-in capital increased in the amount of $86.3 million as of December 29, 2008.

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FASB 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine recognized intangible assets under SFAS Statement No. 142, "Goodwill and Other Intangible Assets." This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not believe the adoption of FSP No. FASB 142-3 will have a significant impact on our financial statements.

SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles"

        In May 2008, the FASB issued Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Prior to issuance of SFAS No. 162, the GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards No. 69 was directed to auditors. SFAS No. 162 directs the GAAP hierarchy to entities who are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting principles used in the preparation of financial statements that are presented in conformity with GAAP. With issuance of SFAS 162, the GAAP hierarchy now resides in the accounting literature established by the FASB.

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

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture Molson Modelo Imports ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team is

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

2. BUSINESS SEGMENTS (Continued)

responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable MMI to effectively leverage the existing resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture is being accounted for under the equity method.

  United States ("U.S.")

        As discussed in Note 1, "Basis of Presentation and Significant Accounting Policies," effective July 1, 2008 MillerCoors LLC ("MillerCoors") began operations. The results and financial position of our U.S. segment operations were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors will represent our U.S. operating segment going forward.

        As part of the adjustment to the reporting structure in the first quarter, our beer business in Mexico, the Caribbean (other than Puerto Rico), and military sales outside the U.S. have been transferred from this operating segment to our non-reportable segment called Global Brands and Market Development ("Global Markets") and Corporate, discussed below.

  United Kingdom ("U.K.")

        Our beer businesses in Asia markets and exports from the U.K. to continental Europe have been transferred to our non-reportable segment called Global Markets and Corporate, discussed below. As a result, the segment previously called "Europe" has been renamed the U.K. The segment includes the results of operations in the U.K. and our royalty arrangements in the Republic of Ireland.

  Non-reportable segment and other business activities

  Global Markets and Corporate

        These results represent our unallocated corporate general and administrative costs, net interest costs associated with financing activities, and results of operations associated with certain global markets, including Mexico, the Caribbean (other than Puerto Rico), Asia and continental Europe. The asset levels and results of operations from this non-reportable segment and other business activities are not material enough to merit separate disclosure as a reportable segment.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

2. BUSINESS SEGMENTS (Continued)

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)		(In millions)
Canada	$541.7	$546.2	$1,458.0	$1,418.5
U.S.(1)	12.9	736.8	1,504.8	2,080.1
U.K	348.8	383.4	1,026.3	1,042.2
Global Markets and Corporate	17.7	19.0	46.1	49.5

Consolidated	$921.1	$1,685.4	$4,035.2	$4,590.3

(1)
As a result of the MillerCoors formation on July 1, 2008, and MCBC's prospective equity accounting for MillerCoors, sales shown above for the thirteen weeks ended September 28, 2008 are for the single day of June 30, 2008.

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment revenues are insignificant and eliminated in consolidation. Prior period amounts have been reclassified to conform to the current operating segment structure described above.

        The following table sets forth income (loss) from continuing operations before income taxes and minority interests by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)		(In millions)
Canada	$148.0	$121.1	$364.7	$301.1
U.S.(1)	110.5	78.2	215.9	221.9
U.K.	30.5	18.5	44.9	50.9
Global Markets and Corporate	(61.3)	(82.9)	(224.0)	(193.6)

Consolidated	$227.7	$134.9	$401.5	$380.3

(1)
As a result of the MillerCoors formation on July 1, 2008, MCBC's equity investment in MillerCoors now represents our U.S. operating segment going forward.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

2. BUSINESS SEGMENTS (Continued)

        The following table sets forth total assets by segment:

	As of
	September 28, 2008	December 30, 2007
	(In millions)
Canada(1)	$6,440.4	$7,075.8
U.S.(2)	2,698.0	3,133.4
U.K	2,532.8	2,867.3
Global Markets and Corporate	638.8	364.5
Discontinued operations	10.1	10.6

Total assets	$12,320.1	$13,451.6

    (1)
    The decrease is primarily due to foreign currency translation and goodwill contributed to MillerCoors.

    (2)
    As of September 28, 2008, U.S. segment assets consist of MCBC's investment in MillerCoors.

3. INVESTMENT IN MILLERCOORS

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"). In connection with the closing of the joint venture transaction, each of Molson Coors, CBC, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC ("MillerCoors").

        Pursuant to the LLC Operating Agreement, MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors will be 58% for SABMiller and 42% for MCBC, and voting interests will be shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in the new combined operations is accounted for under the equity method of accounting

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

3. INVESTMENT IN MILLERCOORS (Continued)

        The following table summarizes the carrying values of net assets contributed to MillerCoors on July 1, 2008 (in millions):

As of July 1, 2008
Current assets	$679.4
Property, plant and equipment	1,007.1
Goodwill	1,608.8

Total assets contributed	3,295.3
Current liabilities	573.2
Noncurrent liabilities	205.5

Total liabilities	778.7
Accumulated other comprehensive income(1)	(212.9)

Net assets contributed	$2,729.5

    (1)
    Represents the accumulated other comprehensive income associated with the derivative assets and employee retirement and post-employment benefit plan obligations contributed to MillerCoors.

        Summarized financial information for MillerCoors is as follows (in millions):

  Condensed Balance sheet

As of September 30, 2008
Current assets	$1,035
Noncurrent assets	7,796

Total assets	$8,831

Current liabilities	$1,083
Noncurrent liabilities	833

Total liabilities	1,916
Minority interests	31
Owners' equity	6,884

Total liabilities and owners' equity	$8,831

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

3. INVESTMENT IN MILLERCOORS (Continued)

  Results of operations

For the three months ended September 30, 2008
Actual
Net sales	$1,949.7
Cost of goods sold	(1,236.9)

Gross profit	$712.8
Operating income	$171.1
Net Income	$168.2

        The following represents MCBC's proportional share in MillerCoors of net income reported under the equity method (in millions):

Thirteen Weeks Ended September 28, 2008
MillerCoors net income	$168.2
MCBC economic interest	42%

MCBC proportionate share of MillerCoors net income	70.6
MillerCoors accounting policy elections(1)	31.8
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	6.0
Share-based compensation adjustment(3)	(1.9)

Equity Income in MillerCoors	$106.5

    (1)
    MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed to it. These adjustments reflect the favorable impact to our investment in MillerCoors as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed CBC inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had been applied by CBC prior to the formation of MillerCoors. This adjustment is expected to be much lower in subsequent quarters, as the LIFO impact will be phased in over the expected turnover of the related inventories, the last of which is expected to be the first quarter of 2009.

    (2)
    MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors and Miller) by approximately

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

3. INVESTMENT IN MILLERCOORS (Continued)

      $192 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded unless there is an impairment in our overall investment.

    (3)
    The net adjustment is to record all stock-based compensation associated with preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the thirteen weeks ended September 28, 2008, we had $28.4 million and $1.4 million of sales of beer to MillerCoors and purchases of beer from MillerCoors, respectively.

4. SHARE-BASED PAYMENTS

        The Molson Coors Brewing Company Incentive Compensation Plan ("MCIP") allows the issuance of the following awards related to Class B common shares to certain directors, officers, and other eligible employees: restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), stock options, stock-only stock appreciation rights ("SOSAR"), and limited stock appreciation rights ("LOSAR"). No stock options or LOSARs were granted during 2008 and 2007. There were no awards granted under the Company's Equity Compensation Plan for Non-Employee Directors and the 1990 Equity Incentive Plan in the thirty-nine week period ended September 28, 2008.

        In the thirty-nine weeks ended September 28, 2008, we granted 0.6 million RSUs, and a small number of DSUs and PSUs with a weighted-average fair market value of $56.93 and $50.88 and $50.37 per award, respectively. In the thirty-nine weeks ended September 30, 2007, we granted 0.2 million RSUs, a small number of DSUs and 0.2 million PSUs with a weighted-average fair market value of $45.75 and $47.75 and $43.42 per award, respectively.

        SOSARs are granted with an exercise price equal to the market value of a share of common stock on the date of grant. These SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of 10 years and generally vest over three years. During the thirty-nine weeks ended September 28, 2008 and September 30, 2007, we granted 0.6 million and 1.0 million SOSARs with a weighted-average fair market value of $14.58 and $13.23 each, respectively. The weighted-average fair market values are determined using the Black-Scholes option-pricing model.

        PSU awards are earned over the estimated expected term to achieve certain financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs are granted at the market value of our stock on the date of the grant.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

4. SHARE-BASED PAYMENTS (Continued)

        As of September 28, 2008 and pursuant to the MCIP approved by the Board of Directors, there were 1.6 million shares of our stock available for the issuance of stock options, SOSARs, LOSARs, RSUs, DSUs and PSUs.

        As a result of the formation of MillerCoors, we will record the fair value impact related to stock-based compensation for former CBC employees now employed by MillerCoors who hold previously granted MCBC stock-awards on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. Under Emerging Issues Task Force No. 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee," MillerCoors will recognize the fair value of the stock-based compensation incurred by MCBC on its behalf, and a corresponding capital contribution, as the costs are incurred on its behalf (that is, in the same periods as if we had paid cash to those MillerCoors employees following guidance set forth in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"). In addition, we will incur all of the stock-based compensation expense associated with all preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors through our proportionate share of equity investment earnings in MillerCoors and will make an adjustment to reflect remaining costs not reflected in the proportionate share of equity investment earnings in MillerCoors calculation. The mark-to-market stock-based compensation expense, related to MCBC equity awards, during the thirteen weeks ended September 28, 2008 was $5.6 million.

        The following table summarizes components of the equity-based compensation recorded as expense including the mark-to-market stock-based compensation recognized by MillerCoors, as discussed above:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Stock options, SOSARs and LOSARs
Pre-tax compensation expense	$2.3	$1.5	$9.1	$8.8
Tax benefit	(0.7)	(0.4)	(2.8)	(2.7)

After-tax compensation expense	$1.6	$1.1	$6.3	$6.1

RSUs and DSUs
Pre-tax compensation expense	$8.2	$1.5	$14.0	$5.1
Tax benefit	(2.6)	(0.4)	(4.4)	(1.4)

After-tax compensation expense	$5.6	$1.1	$9.6	$3.7

PSUs
Pre-tax compensation expense	$—	$4.6	$34.3	$13.5
Tax benefit	—	(1.3)	(9.9)	(3.9)

After-tax compensation expense	$—	$3.3	$24.4	$9.6

Total after-tax compensation expense	$7.2	$5.5	$40.3	$19.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

4. SHARE-BASED PAYMENTS (Continued)

        As of September 28, 2008, there was $39.5 million of unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation is expected to be recognized over a weighted-average period of approximately 1.4 years. During the thirty-nine weeks ended September 28, 2008, and September 30, 2007, cash received from stock option exercises was $51.6 million and $179.3 million, respectively. There were no tax benefits to be realized for the tax deductions from options exercised during the thirty-nine weeks ended September 28, 2008. There were $22.4 million of tax benefits to be realized for tax deductions from options exercised during the thirty-nine weeks ended September 30, 2007. The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 28, 2008 and September 30, 2007 were $33.1 million and $63.1 million, respectively.

        The following table represents the summary of stock options and SOSARs outstanding at September 28, 2008 and the activity during the first thirty-nine weeks of 2008:

	Outstanding options and SOSARs	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except for per share amounts and years)
Outstanding as of December 30, 2007	9.7	$33.70		$177.8
Granted	0.6	$57.55
Exercised	(1.6)	$45.90
Forfeited	(0.1)	$39.43

Outstanding as of September 28, 2008	8.6	$32.53	4.81	$99.3

Exercisable at September 28, 2008	7.4	$33.06	4.67	$96.5

        The fair values of each SOSAR granted in the first three quarters of 2008 and 2007 were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Thirty-Nine Weeks Ended
	Thirteen Weeks Ended September 28, 2008
		September 28, 2008	September 30, 2007
Risk-free interest rate	3.27%	3.07%	4.46%
Dividend yield	1.45%	1.39%	1.40%
Volatility range	25.3% - 26.4%	25.3% - 26.4%	21.8% - 26.8%
Weighted-average volatility	25.54%	25.40%	25.30%
Expected term (years)	3.50 - 7.00	3.50 - 7.00	3.50 - 7.00

        No equity awards were granted that required a fair value calculation for the thirteen weeks ended September 30, 2007.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

4. SHARE-BASED PAYMENTS (Continued)

        The following table represents non-vested restricted stock units, deferred stock units and performance shares at September 28, and the activity during the thirty-nine weeks of 2008:

	Shares	Weighted-average grant date fair value per share
	(In millions, except per share amounts)
Non-vested as of December 30, 2007	2.7	$35.98
Granted	0.6	$56.65
Vested	(2.4)	$35.37
Forfeited	0.2	$36.47

Non-vested as of September 28, 2008	1.1	$48.57

        Total fair values of RSUs and DSUs that vested during the thirty-nine weeks ended September 28, 2008 were $137.7 million.

5. SPECIAL ITEMS

        We have incurred charges or gains that we believe are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

5. SPECIAL ITEMS (Continued)

Summary of Special Items

        The table below summarizes special items recorded by program:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Canada—Restructuring and related costs associated with the Edmonton brewery closure and other outsourcing activities	$0.4	$10.8	$2.1	$14.9
Canada—Edmonton brewery asset impairment charge and certain exit costs	—	32.4	—	32.4
Canada—Montréal brewery asset impairment charge	1.9	—	1.9	—
Canada—Impairment of Foster's distribution right intangible asset	—	—	—	24.1
Canada—Restructuring charge	0.7	—	0.9	—
U.S.—Other restructuring charges	—	2.8	—	2.8
U.S.—Costs associated with the MillerCoors joint venture	—	—	37.9	—
U.S.—Impairment of Molson brands intangible asset	—	—	50.6	—
U.S.—Impairments of fixed assets	—	—	2.6	—
U.S.—Gain on sale of distribution businesses	—	—	(21.8)	—
U.K.—Restructuring charge	2.6	3.4	7.3	8.8
U.K.—Pension adjustment	—	3.9	—	3.9
U.K.—Gain on sale of non-core business	(2.7)	—	(2.7)	—
U.K.—Other, including certain exit costs	0.3	—	0.8	—
Global Markets and Corporate—Costs associated with the MillerCoors joint venture	10.0	2.0	27.3	2.0
Global Markets and Corporate—Transitional costs associated with outsourcing agreement	5.2	—	22.8	—
Global Markets and Corporate—Strategic initiatives	6.1	—	6.1	—
Global Markets and Corporate—Other	0.3	—	0.3	—

Total special items	$24.8	$55.3	$136.1	$88.9

Canada Segment

        During the third quarter of 2008, the Canada segment recognized $0.7 million of restructuring costs associated with employee terminations associated with a company-wide effort to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The Canada segment also recognized $0.4 million of costs associated with maintaining and preparing the closed Edmonton brewery for sale, expected to be completed in early 2009. As a result of the MillerCoors announcement to internally source production of certain beer volume, the Canada segment recognized a $1.9 million impairment related to certain Montréal brewery assets dedicated to that purpose. During the third quarter of 2007, we recorded a pretax non-cash impairment charge of $32.4 million associated with the closure of the Edmonton brewery. In addition to the Edmonton asset impairment, the Canada segment recognized $8.1 million for severance and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

5. SPECIAL ITEMS (Continued)

other employee related costs and $2.7 million of other costs associated with the Edmonton brewery's closure in the third quarter of 2007.

        During the first three quarters of 2008, and in addition to the charges incurred during the third quarter of 2008, the Canada segment recognized a total of $2.1 million of costs associated with maintaining and preparing the closed Edmonton brewery for sale, expected to be completed in early 2009. During the first thirty-nine weeks of 2007, we recognized an impairment of $24.1 million associated with our Foster's distribution rights intangible asset, which resulted from the loss of that partner agreement. We also recognized $4.1 million in the first thirty-nine weeks of 2007 for severance and other related costs as part of a restructuring program that focused on labor savings across production and sales and general and administrative functions.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$4.2
Charges incurred	1.1
Payments made	(3.3)
Foreign currency and other adjustments	(0.1)

Balance at September 28, 2008	$1.9

U.S. Segment

        As discussed in Note 1, effective July 1, 2008, MillerCoors LLC began operations. MCBC's equity income in MillerCoors will include our former U.S. operating segment results, including special items, beginning in the third quarter of 2008.

        During the third quarter of 2007, the U.S. segment recognized $2.8 million of restructuring costs associated with employee terminations associated with a company-wide effort to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions.

        Prior to the formation of MillerCoors on July 1, 2008, the U.S. segment recognized an impairment of an intangible asset of $50.6 million associated with Molson brands sold in the U.S. See Note 10 "Goodwill and Other Intangibles" for further discussion. The U.S. also recognized $37.9 million of costs associated specifically with the MillerCoors transaction, $30.3 million of which were related to employee retention costs, and $7.6 million of which were related to integration planning. Also, impairment charges related to fixed assets at the Golden brewery of $2.6 million were recorded, and a net gain of $21.8 million on the sale of two corporate owned beer distributorships. We sold our Boise, Idaho beer distributorship for $25.2 million resulting in a gain of $24.2 million. In 2007, the U.S. segment began a restructuring program focused on labor savings across supply chain functions. We recognized $2.8 million of expense for severance and other employee related costs in 2007.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

5. SPECIAL ITEMS (Continued)

        All restructuring liabilities related to the U.S. operating business were assumed by MillerCoors on July 1, 2008.

U.K. Segment

        The U.K. segment recognized $2.6 million and $3.4 million of employee termination costs in the 2008 and 2007 third quarters, respectively. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions during 2008. During the third quarter of 2007, we also recognized increased liabilities in recognition of an existing pension benefit obligation in accordance with U.K. law of $3.9 million.

        The restructuring costs for the first three quarters of 2008 and 2007 comprise the same items as discussed previously for the third quarter.

        The following summarizes the activity in the U.K. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 30, 2007	$2.5
Charges incurred	7.3
Payments made	(6.0)
Foreign currency and other adjustments	0.2

Balance at September 28, 2008	$4.0

Global Markets and Corporate

        During the third quarter of 2008, Global Markets and Corporate recognized $10.0 million of costs associated with the MillerCoors joint venture, consisting primarily of outside professional services related to the planning and integration efforts involved in the start-up of MillerCoors. Costs associated with the formation of MillerCoors were $27.3 million for the thirty-nine weeks ended 2008. Additionally, in January 2008 we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the third quarter, we incurred $5.2 million of external transition costs associated with this outsourcing initiative, and $22.8 million year to date. We expect to incur additional costs throughout the remainder of 2008. Last, in the third quarter of 2008 we incurred $6.1 million of costs associated with efforts associated with other strategic initiatives.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

6. OTHER INCOME (EXPENSE), NET

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
(Losses) gains on disposals of non-operating long-lived assets	$(0.1)	$(0.2)	$1.8	$(0.2)
Gain on sale of House of Blues Canada equity investment	—	—	—	16.7
Equity in (losses) income of unconsolidated affiliates, net	(1.5)	1.9	(0.3)	0.9
Gains from foreign exchange and derivatives	12.2	0.1	9.4	0.5
Environmental liability provision	(3.6)	—	(3.6)	—
Losses on non-operating leases, net	(0.2)	(0.3)	(1.0)	(1.5)
Other, net	0.9	0.4	0.1	1.7

Other income (expense), net	$7.7	$1.9	$6.4	$18.1

        During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer (see Note 12). We recognized a net gain on the fair value of the swap of $13.6 million during the third quarter of 2008, included in the table above in "Gains from foreign exchange and derivatives."

7. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in the entity that comprised our previously-reported Brazil operating segment, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). As discussed in Note 14, we indemnified FEMSA with respect to certain tax contingencies and other liabilities. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        We recognized a gain from discontinued operations of $3.2 million and a loss of $0.4 million in the third quarters of 2008 and in 2007, respectively, and we recognized losses from discontinued operations of $18.1 million and $14.7 million in the first three quarters of 2008 and in 2007, respectively. The losses and gain for the periods presented were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 14.

8. INCOME TAXES

        Our effective tax rate for the third quarter of 2008 was approximately 25%. We anticipate that our 2008 full year effective tax rate will be in the range of 20% to 24%. Our third quarter effective tax rate is higher than our anticipated full year rate primarily due to reductions in unrecognized tax benefits in the first quarter of 2008.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

8. INCOME TAXES (Continued)

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

        During the third quarter of 2008, we released $4.6 million of valuation allowance related to foreign tax credits and executive compensation.

        As of December 31, 2007, we had $286.2 million of unrecognized tax benefits. Since December 31, 2007, unrecognized tax benefits decreased by $36.6 million. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax years closing or being effectively settled, and payments made to tax authorities with regard to unrecognized tax benefits during the first three quarters of 2008. This results in total unrecognized tax benefits of $249.6 million as of September 28, 2008. During 2008, the Company expects to recognize approximately $25 to $35 million of income tax benefit due primarily to accrued interest and penalties that the Company expects to effectively settle during 2008.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 and 2006 tax years, and we expect the examination to conclude in 2009. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2007 and 2008 transactions in the current year. Tax years through 2003 are closed or have been effectively settled through examination in Canada. We are currently under examination for tax year 2004 in Canada and expect the examination to close during 2008. Tax years through 2005 are closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

9. EARNINGS PER SHARE ("EPS")

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. All share and per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, LOSARs, SOSARs, RSUs, PSUs and DSUs, calculated using the treasury stock method. For the thirteen weeks ended September 28, 2008, diluted net income per share was impacted by our convertible debt and related warrants outstanding as they were in the money.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

9. EARNINGS PER SHARE ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions, except per share amounts)
Income from continuing operations	$170.0	$135.1	$309.4	$338.7
Gain (loss) from discontinued operations, net of tax	3.2	(0.4)	(18.1)	(14.7)

Net income	$173.2	$134.7	$291.3	$324.0

Weighted average shares for basic EPS	183.5	179.4	182.3	178.2
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	1.8	1.9	2.1	2.3
RSUs, PSUs and DSUs	0.4	0.4	1.1	0.3

Weighted average shares for diluted EPS	185.7	181.7	185.5	180.8

Basic income (loss) per share:
From continuing operations	$0.93	$0.75	$1.70	$1.90
From discontinued operations	0.02	—	(0.10)	(0.08)

Basic net income per share	$0.95	$0.75	$1.60	$1.82

Diluted income (loss) per share:
From continuing operations	$0.92	$0.74	$1.67	$1.87
From discontinued operations	0.02	—	(0.10)	(0.08)

Diluted net income per share	$0.94	$0.74	$1.57	$1.79

Dividends per share	$0.20	$0.16	$0.56	$0.48

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

9. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Stock options, SOSARs and RSUs(1)	0.4	—	0.2	—
PSUs—2.1 million outstanding at September 30, 2007(2)	—	2.1	—	2.1
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares, 10.5 million at September 28, 2008(3)	10.5	10.5	10.5	4.8
Warrants to issue Class B common shares, 10.5 million at September 28, 2008(3)	10.5	10.5	10.5	4.8

	21.4	23.1	21.2	11.7

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
All necessary conditions required to be satisfied were not met during 2007.

(3)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.76. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $70.09. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.76 and $70.09 would be anti-dilutive and excluded from any calculations of earnings per share.

10. GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the thirty-nine weeks ended September 28, 2008 (in millions):

Balance at December 30, 2007	$3,346.5
Transfer from goodwill to intangible assets	(1.4)
Contribution to MillerCoors	(1,608.8)
Foreign currency translation	(149.2)

Balance at September 28, 2008	$1,587.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

10. GOODWILL AND OTHER INTANGIBLES (Continued)

        The following summarizes goodwill allocated between our reportable segments as follows:

  Segment goodwill

	As of
	September 28, 2008	December 30, 2007
	(In millions)
Canada	$725.7	$763.7
United States	—	1,649.8
United Kingdom	861.4	933.0

Consolidated	$1,587.1	$3,346.5

        The following table presents details of our intangible assets, other than goodwill, as of September 28, 2008:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$300.6	$(127.5)	$173.1
Distribution rights	2 - 23	344.1	(172.4)	171.7
Patents and technology and distribution channels	3 - 10	32.7	(21.5)	11.2
Intangible assets not subject to amortization:
Brands	Indefinite	3,323.6	—	3,323.6
Distribution networks	Indefinite	978.8	—	978.8
Other	Indefinite	18.1	—	18.1

Total		$4,997.9	$(321.4)	$4,676.5

        The following table presents details of our intangible assets, other than goodwill, as of December 30, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$320.3	$(121.2)	$199.1
Distribution rights	2 - 23	363.4	(164.9)	198.5
Patents and technology and distribution channels	3 - 10	35.4	(20.7)	14.7
Other	5 - 34	11.7	(5.3)	6.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,561.1	—	3,561.1
Distribution networks	Indefinite	1,030.5	—	1,030.5
Other	Indefinite	29.1	—	29.1

Total		$5,351.5	$(312.1)	$5,039.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

10. GOODWILL AND OTHER INTANGIBLES (Continued)

        The incremental change in the gross carrying amounts of intangibles from December 30, 2007 to September 28, 2008, is due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies, and an impairment discussed in the following paragraphs.

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

        The Molson U.S. brands intangible asset was created at the time of the Merger between Coors and Molson in 2005. Molson brands which are marketed and sold in the U.S. by CBC have been declining in recent years. In addition, increases in packaging and freight costs on imported products combined with continued volume declines have significantly impacted the overall profitability of the Molson brands in the U.S. While management continues to believe that the Molson brands play an important role in the U.S. brand portfolio and will continue to be actively marketed by MillerCoors, it was determined that the value of the intangible brand asset has been impaired. This conclusion was based upon discounted cash flow analyses of the brands, using excess earnings approach, which indicated that the fair value of Molson U.S. brands were less than their carrying value. The Company therefore recognized a $50.6 million non-cash charge to write-off the carrying value of the Molson brands sold in the U.S.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2008 and determined that there were no impairments of goodwill or indefinite-lived intangible assets.

        Based on foreign exchange rates as of September 28, 2008, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In millions)
2008 - remaining	$11.1
2009	$44.3
2010	$44.3
2011	$43.0
2012	$31.3

        Amortization expense of intangible assets was $11.1 million and $34.0 million for the thirteen and thirty-nine weeks ended September 28, 2008 and $16.0 million and $46.0 million for the thirteen and thirty-nine weeks ended September 30, 2007, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

11. DEBT AND OTHER CREDIT ARRANGEMENTS

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining $225 million of 6.375% Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million with $45.3 million outstanding as of September 28, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The net debt extinguishment costs comprised a $21.4 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $1.7 million write-off of the proportionate amount of unamortized discount, issuance fees and transaction costs, offset by a $10.7 million gain from the termination of the interest rate swap associated with the extinguished debt. The debt extinguishment was funded by existing cash resources.

12. DERIVATIVE INSTRUMENTS

        During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's, a major global brewer. This swap gives MCBC exposure to nearly 5% of Foster's outstanding common stock. As of September 28, 2008, the notional amount of the swap was $413.0 million.

        The fair value of the cash settled total return swap as of September 28, 2008, was $15.5 million (in the money asset). We are not applying hedge accounting to the derivative, so all unrealized gains and losses flow directly through the income statement, classified in Other Income (Expense) in the Global Markets and Corporate segment. The swap will, unless the derivative contract is amended, mature in 2009.

        We may be required to post collateral with the counterparty if the swap is in an out-of-the-money position. If our credit ratings with Standard & Poor's and Moody's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for only that portion of the out-of-the-money liability exceeding $20.0 million. If our credit ratings fall below investment grade with either ratings service, we must post collateral for the entire out-of-the-money liability.

13. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        We offer defined benefit retirement plans in Canada, the United States and the United Kingdom that cover substantially all of our employees. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. On July 1, 2008, substantially all of the defined benefit and other postretirement benefit plans post-employment benefit obligations and related plan assets in the United States were transferred to MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

13. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

        The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended September 28, 2008
	Canada plans	U.S. plans	U.K. plans	Total
	(In millions)
Defined Benefit Plans
Service cost	$8.1	$—	$6.7	$14.8
Interest cost	23.7	—	32.4	56.1
Expected return on plan assets	(30.2)	—	(38.1)	(68.3)
Administrative expenses	0.6	—	1.2	1.8
Amortization of prior service cost (benefit)	0.4	—	(0.5)	(0.1)
Amortization of net actuarial loss	—	—	0.3	0.3
Less expected participant contributions	(0.7)	—	(1.1)	(1.8)

Net periodic pension cost	$1.9	$—	$0.9	$2.8

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.4	$—	$—	$2.4
Interest cost on projected benefit obligation	3.9	—	—	3.9
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	0.1	—	—	0.1

Net periodic postretirement benefit cost	$6.4	$—	$—	$6.4

	Thirteen Weeks Ended September 30, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In millions)
Defined Benefit Plans
Service cost	$8.7	$4.3	$10.3	$23.3
Interest cost	22.7	14.3	33.2	70.2
Expected return on plan assets	(28.5)	(17.5)	(41.0)	(87.0)
Amortization of prior service cost (benefit)	0.4	—	10.3	10.7
Amortization of net actuarial loss	—	3.5	0.3	3.8
Less expected participant contributions	(1.0)	—	(2.7)	(3.7)
Curtailment gain	(1.6)	—	—	(1.6)
Special termination benefits	2.0	—	—	2.0

Net periodic pension cost (benefit)	$2.7	$4.6	$10.4	$17.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.4	$0.6	$—	$3.0
Interest cost on projected benefit obligation	3.7	2.0	—	5.7
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.4	0.8	—	1.2

Net periodic postretirement benefit cost	$6.5	$3.5	$—	$10.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

13. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

	Thirty-Nine Weeks Ended September 28, 2008
	Canada plans	U.S. plans	U.K. plans	Total
	(In millions)
Defined Benefit Plans
Service cost	$24.8	$8.3	$20.8	$53.9
Interest cost	72.6	29.9	100.1	202.6
Expected return on plan assets	(92.6)	(35.1)	(117.7)	(245.4)
Administrative expenses	1.9	0.6	3.7	6.2
Amortization of prior service cost (benefit)	1.1	(0.2)	(1.5)	(0.6)
Amortization of net actuarial loss	—	4.1	0.8	4.9
Less expected participant contributions	(2.1)	—	(3.4)	(5.5)

Net periodic pension cost	$5.7	$7.6	$2.8	$16.1

Other Postretirement Benefits
Service cost—benefits earned during the period	$7.3	$1.2	$—	$8.5
Interest cost on projected benefit obligation	12.1	4.7	—	16.8
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net actuarial loss	0.4	2.1	—	2.5

Net periodic postretirement benefit cost	$19.8	$8.2	$—	$28.0

	Thirty-Nine Weeks Ended September 30, 2007
	Canada plans	U.S. plans	U.K. plans	Total
	(In millions)
Defined Benefit Plans
Service cost	$24.8	$13.0	$30.2	$68.0
Interest cost	64.5	43.0	89.5	197.0
Expected return on plan assets	(81.1)	(52.5)	(120.9)	(254.5)
Amortization of prior service cost (benefit)	1.1	—	7.1	8.2
Amortization of net actuarial loss	—	10.4	2.9	13.3
Less expected participant contributions	(2.7)	—	(7.8)	(10.5)
Curtailment gain	(1.6)	—	—	(1.6)
Special termination benefits	2.0	—	—	2.0

Net periodic pension cost	$7.0	$13.9	$1.0	$21.9

Other Postretirement Benefits
Service cost—benefits earned during the period	$6.9	$2.0	$—	$8.9
Interest cost on projected benefit obligation	10.5	5.9	—	16.4
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net actuarial loss	1.0	2.5	—	3.5

Net periodic postretirement benefit cost	$18.4	$10.6	$—	$29.0

        During the third quarter of 2008, employer contributions paid to the defined benefit plans were $38.4 million and $7.6 million for Canada and U.K. plans, respectively. Contributions paid to the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

13. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

defined benefit plans for the first three quarters of 2008 were $92.3 million, $0.5 million, and $21.3 million for Canada, U.S. and U.K. plans, respectively. Expected total fiscal year 2008 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $138 million.

14. COMMITMENTS AND CONTINGENCIES

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. With the formation of MillerCoors, commitments associated with advertising and promotions at our consolidated subsidiaries decreased significantly from amounts disclosed as of December 30, 2007. At September 28, 2008, these future commitments are as follows:

Amount
(In millions)
2008 - remaining	$93.0
2009	66.8
2010	46.1
2011	42.6
2012	29.0
Thereafter	90.8

Total	$368.3

        Total advertising expense was $105.6 million and $533.0 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively. For the thirteen and thirty-nine weeks ended September 30, 2007, total advertising expense was $231.0 million and $654.2 million, respectively.

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 7, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided a full indemnity for any losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated legal penalties and interest, was $386 million as of September 28, 2008. Our estimate of the fair value of the indemnity liability associated with the purchased tax credits recorded as of September 28, 2008 was $148.9 million, $4.6 million of which was classified as a current liability and $144.2 million of which was classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $32.1 million during the first three quarters of 2008, primarily due to changes in estimates regarding amounts that could be

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios, offset by the favorable impacts of a weakening Brazilian currency.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded or disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements resulting from negotiation or settlement programs that might arise from the federal or state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $15.9 million as of September 28, 2008, $6.1 million of which is classified as a current liability and $9.8 million of which is classified as non-current. These liabilities decreased by $26.6 million during the third quarter of 2008, due primarily to a reduction in the fair value of liabilities associated with certain tax cases for which statutes of limitations have lapsed. The table below presents the change in all other tax, civil, and labor contingencies for the first three quarters of 2008.

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

  Other

        Molson Canada owns a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the "Club"), as well as Board representation on the Club and related entities. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League ("NHL") are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson Canada continues to be a guarantor of the majority owner's obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees and recorded $10.4 million for the fair values of these indemnities accordingly.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The table below provides a summary of indemnity obligations measured at fair value using significant unobservable inputs (see Note 1) from December 30, 2007, through September 28, 2008:

	Indemnity Obligations
	Kaiser purchased tax credits indemnity reserve	Kaiser tax, civil and labor indemnity reserve	Indemnities associated with Montréal Canadiens	Total indemnity reserves
	(In millions)
Balance at December 30, 2007	$116.8	$38.2	$11.0	$166.0
Loss (gains) included in earnings(1)	37.8	(22.0)	—	15.8
Foreign exchange transaction loss included in earnings(1)	0.2	2.2	—	2.4
Foreign exchange translation gain included in other comprehensive income	(5.9)	(2.5)	(0.6)	(9.0)

Balance at September 28, 2008	$148.9	$15.9	$10.4	$175.2

(1)
All (gains) and losses included in earnings are unrealized and were associated with amounts that were carried on the balance sheet at the beginning and the end of the quarter.

        Current liabilities associated with discontinued operations also include current tax liabilities of $10.1 million. Included in current and non-current assets associated with discontinued operations on the balance sheet are $2.0 million and $8.1 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the Merger. The Colorado case was transferred to Delaware and consolidated with those cases. The Québec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class action lawsuit in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Québec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay, except one case discussed below, a total of $6.0 million in settlement, which amounts would be paid by the Company's insurance carrier. The settlement agreement is awaiting approval in the various courts in which the cases are pending. This agreement in principle did not settle one remaining case in Delaware. That case seeks to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relies on the same allegations as the other shareholder lawsuits. This case has been settled for $0.2 million, an amount that will be paid by the Company's insurance carrier.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL appealed the employment appeal tribunal's judgment. In January 2007, the appeal decision ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed during the third quarter of 2008 in a U.K. county court. A trial date is expected in 2009. CBL will defend the claims vigorously. If CBL were held to be liable to the claimants, the amount of the liability would be immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss could be higher.

        We are involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters, may arise from time to time that may harm our business.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at September 28, 2008, are approximately $2.3 million and $3.8 million, respectively. Accordingly, we believe that the existing liability is adequate as of September 28, 2008. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Barry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We have accrued an estimated liability in the amount of $3.6 million during the third quarter of 2008.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

15. OTHER COMPREHENSIVE (LOSS) INCOME

        The following summarizes the components of other comprehensive (loss) income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net income	$173.2	$134.7	$291.3	$324.0

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(229.8)	362.2	(375.1)	796.1
Currency effect on pension liability, net of tax	9.6	(6.4)	11.4	(13.9)
Pension and other postretirement benefit adjustments, net of tax	0.5	(20.8)	5.4	(14.8)
Unrealized (losses) gains on derivative instruments, net of tax	(5.3)	(12.9)	12.2	(5.4)
Reclassification adjustment—derivative instruments, net of tax	(0.8)	0.6	(1.7)	(1.5)
Ownership share of MillerCoors other comprehensive income, net of tax(1)	(53.0)	—	(53.0)	—

Total other comprehensive (loss) income	(278.8)	322.7	(400.8)	760.5

Comprehensive (loss) income	$(105.6)	$457.4	$(109.5)	$1,084.5

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of MillerCoors, reported net of our effective tax rate.

16. SUPPLEMENTAL GUARANTOR INFORMATION

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

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the first quarter of 2008, $180.4 million of the Senior notes was extinguished by using existing cash resources (see Note 11). During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007 and cash on hand. The remaining outstanding Senior notes are guaranteed on a senior and unsecured basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, the 2005 Issuers completed a public offering of $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900 million

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

        On April 10, 2007, we undertook an internal reorganization resulting in certain transfers and realignment of assets, liabilities and subsidiaries. As a result of these changes, as well as amendments to the indentures covered, the $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900 million 5.00% notes due 2015 are now also a liability of a new subsidiary, Molson Coors International, LP. The internal reorganization changed the legal structure of the guarantees, mainly affecting the presentation of the 2002 Issuer, the 2005 Issuers, Subsidiary Guarantors, and Subsidiary Non-Guarantors. While there were no significant changes with regard to the status of any entity as a guarantor or non-guarantor, the internal ownership changes resulted in our Canadian and U.K. businesses, which were formally owned by 2002 Issuer, now being majority-owned by a 2005 Issuer. Prior period amounts have not been restated to reflect the new ownership structure which did not exist in prior periods. Any changes to the status of a subsidiary as a guarantor or non-guarantor were not material.

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of Molson Coors, guaranteed the obligations of Molson Coors under the Credit Agreements dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented. This change is effective for our 2008 third quarter and was reflected accordingly with the appropriate reclassifications to the prior period condensed consolidated financial statements.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2008, and September 30, 2007, Condensed Consolidating Balance Sheets as of September 28, 2008, and December 30, 2007, and Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 28, 2008 and September 30, 2007. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$46.1	$—	$675.1	$652.6	$—	$1,373.8
Excise taxes	—	(1.9)	—	(163.8)	(287.0)	—	(452.7)

Net sales	—	44.2	—	511.3	365.6	—	921.1
Cost of goods sold	—	(38.7)	—	(251.6)	(234.1)	—	(524.4)
Equity in subsidiary earnings	264.3	(202.3)	163.8	—	—	(225.8)	—

Gross profit	264.3	(196.8)	163.8	259.7	131.5	(225.8)	396.7
Marketing, general and administrative expenses	(16.4)	(12.1)	—	(112.0)	(96.3)	—	(236.8)
Equity income in MillerCoors	—	106.5	—	—	—	—	106.5
Special items, net	(21.3)	(0.3)	—	(3.0)	(0.2)	—	(24.8)

Operating income (loss)	226.6	(102.7)	163.8	144.7	35.0	(225.8)	241.6
Interest (expense) income, net	(3.7)	(4.1)	(14.7)	1.0	(0.1)	—	(21.6)
Other expense, net	13.8	(1.1)	—	0.3	(5.3)	—	7.7

Income (loss) from continuing operations before income taxes	236.7	(107.9)	149.1	146.0	29.6	(225.8)	227.7
Income tax (expense) benefit	(63.5)	213.7	(143.3)	(59.4)	(4.5)	—	(57.0)

Income from continuing operations before minority interests	173.2	105.8	5.8	86.6	25.1	(225.8)	170.7
Minority interests in net income of consolidated entities	—	—	—	0.1	(0.8)	—	(0.7)

Income from continuing operations	173.2	105.8	5.8	86.7	24.3	(225.8)	170.0
Gain from discontinued operations, net of tax	—	—	—	—	3.2	—	3.2

Net income	$173.2	$105.8	$5.8	$86.7	$27.5	$(225.8)	$173.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$770.3	$—	$746.8	$740.1	$—	$2,257.2
Excise taxes	—	(114.1)	—	(157.9)	(299.8)	—	(571.8)

Net sales	—	656.2	—	588.9	440.3	—	1,685.4
Cost of goods sold	—	(413.1)	—	(293.3)	(280.9)	—	(987.3)
Equity in subsidiary earnings	194.6	32.6	143.5	—	—	(370.7)	—

Gross profit	194.6	275.7	143.5	295.6	159.4	(370.7)	698.1
Marketing, general and administrative expenses	(21.1)	(201.8)	—	(129.1)	(109.1)	—	(461.1)
Special items, net	(2.0)	(2.8)	—	(43.3)	(7.2)	—	(55.3)

Operating income	171.5	71.1	143.5	123.2	43.1	(370.7)	181.7
Interest (expense) income, net	(2.5)	(34.2)	(14.6)	2.3	0.3	—	(48.7)
Other income, net	0.4	0.4	—	0.7	0.4	—	1.9

Income from continuing operations before income taxes	169.4	37.3	128.9	126.2	43.8	(370.7)	134.9
Income tax (expense) benefit	(34.7)	(28.9)	61.6	0.1	7.6	—	5.7

Income from continuing operations before minority interests	134.7	8.4	190.5	126.3	51.4	(370.7)	140.6
Minority interests in net income of consolidated entities	—	—	—	—	(5.5)	—	(5.5)

Income from continuing operations	134.7	8.4	190.5	126.3	45.9	(370.7)	135.1
Loss from discontinued operations, net of tax	—	—	—	—	(0.4)	—	(0.4)

Net income	$134.7	$8.4	$190.5	$126.3	$45.5	$(370.7)	$134.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,713.2	$—	$1,898.0	$1,938.3	$—	$5,549.5
Excise taxes	—	(231.3)	—	(440.6)	(842.4)	—	(1,514.3)

Net sales	—	1,481.9	—	1,457.4	1,095.9	—	4,035.2
Cost of goods sold	—	(928.9)	—	(752.1)	(711.9)	—	(2,392.9)
Equity in subsidiary earnings	454.2	(81.4)	338.8	—	—	(711.6)	—

Gross profit	454.2	471.6	338.8	705.3	384.0	(711.6)	1,642.3
Marketing, general and administrative expenses	(84.2)	(409.2)	—	(344.9)	(298.3)	—	(1,136.6)
Equity income in MillerCoors	—	106.5	—	—	—	—	106.5
Special items, net	(56.3)	(43.2)	—	(31.2)	(5.4)	—	(136.1)

Operating income	313.7	125.7	338.8	329.2	80.3	(711.6)	476.1
Interest (expense) income, net	(10.0)	(27.9)	(45.3)	3.1	(0.9)	—	(81.0)
Other expense, net	13.7	(1.3)	—	(1.3)	(4.7)	—	6.4

Income from continuing operations before income taxes	317.4	96.5	293.5	331.0	74.7	(711.6)	401.5
Income tax (expense) benefit	(26.2)	25.0	(59.1)	(9.3)	(10.9)	—	(80.5)

Income from continuing operations before minority interests	291.2	121.5	234.4	321.7	63.8	(711.6)	321.0
Minority interests in net income of consolidated entities	—	—	—	0.1	(11.7)	—	(11.6)

Income from continuing operations	291.2	121.5	234.4	321.8	52.1	(711.6)	309.4
Loss from discontinued operations, net of tax	—	—	—	—	(18.1)	—	(18.1)

Net income	$291.2	$121.5	$234.4	$321.8	$34.0	$(711.6)	$291.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuer	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,166.9	$—	$1,944.8	$2,040.8	$—	$6,152.5
Excise taxes	—	(319.6)	—	(409.0)	(833.6)	—	(1,562.2)

Net sales	—	1,847.3	—	1,535.8	1,207.2	—	4,590.3
Cost of goods sold	(0.1)	(1,148.8)	—	(810.4)	(765.1)	—	(2,724.4)
Equity in subsidiary earnings	409.5	34.1	346.3	—	—	(789.9)	—

Gross profit	409.4	732.6	346.3	725.4	442.1	(789.9)	1,865.9
Marketing, general and administrative expenses	(63.3)	(559.2)	—	(365.0)	(327.3)	—	(1,314.8)
Special items, net	(2.0)	(2.8)	—	(71.5)	(12.6)	—	(88.9)

Operating income	344.1	170.6	346.3	288.9	102.2	(789.9)	462.2
Interest (expense) income, net	—	(62.7)	(41.9)	4.6	—	—	(100.0)
Other income (expense), net	0.6	1.3	0.2	18.8	(2.8)	—	18.1

Income from continuing operations before income taxes	344.7	109.2	304.6	312.3	99.4	(789.9)	380.3
Income tax (expense) benefit	(20.6)	(12.6)	(22.9)	(0.1)	28.2	—	(28.0)

Income from continuing operations before minority interests	324.1	96.6	281.7	312.2	127.6	(789.9)	352.3
Minority interests in net income of consolidated entities	—	—	—	0.1	(13.7)	—	(13.6)

Income from continuing operations	324.1	96.6	281.7	312.3	113.9	(789.9)	338.7
Loss from discontinued operations, net of tax	—	—	—	—	(14.7)	—	(14.7)

Net income	$324.1	$96.6	$281.7	$312.3	$99.2	$(789.9)	$324.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139.3	$0.4	$0.1	$54.7	$140.0	$—	$334.5
Accounts receivable, net	4.1	18.6	—	149.9	418.8	—	591.4
Other receivables, net	0.4	19.8	(6.3)	31.7	71.0	—	116.6
Total inventories, net	—	—	—	138.3	93.1	—	231.4
Other assets, net	18.4	4.6	—	18.4	47.1	—	88.5
Deferred tax assets	(18.1)	17.5	—	—	0.6	—	—
Discontinued operations	—	—	—	—	2.0	—	2.0

Total current assets	144.1	60.9	(6.2)	393.0	772.6	—	1,364.4
Properties, net	25.8	1.4	—	709.1	814.1	—	1,550.4
Goodwill	—	11.4	—	325.3	1,250.4	—	1,587.1
Other intangibles, net	—	52.9	—	4,205.7	417.9	—	4,676.5
Investment in MillerCoors	—	2,698.0	—	—	—	—	2,698.0
Net investment in and advances to subsidiaries	6,438.8	(1,379.8)	5,366.8	—	—	(10,425.8)	—
Deferred tax assets	184.3	(77.4)	100.7	15.1	(26.5)	—	196.2
Other assets	15.7	17.5	4.8	67.6	133.8	—	239.4
Discontinued operations	—	—	—	—	8.1	—	8.1

Total assets	$6,808.7	$1,384.9	$5,466.1	$5,715.8	$3,370.4	$(10,425.8)	$12,320.1

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12.0	$40.8	$—	$84.5	$123.8	$—	$261.1
Accrued expenses and other liabilities	19.7	26.0	6.6	303.2	518.3	—	873.8
Deferred tax liability	30.7	—	—	—	136.3	—	167.0
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	0.5	—	—	0.6
Discontinued operations	—	—	—	—	20.9	—	20.9

Total current liabilities	62.4	67.1	6.4	388.2	799.3	—	1,323.4
Long-term debt	575.0	45.4	1,169.5	—	204.3	—	1,994.2
Deferred tax liability	2.2	(2.0)	—	—	550.8	—	551.0
Other liabilities	6.5	199.6	84.3	461.3	397.4	—	1,149.1
Discontinued operations	—	—	—	—	154.0	—	154.0

Total liabilities	646.1	310.1	1,260.2	849.5	2,105.8	—	5,171.7
Minority interests	—	—	—	5.9	3.0	—	8.9
Total stockholders' equity	6,162.6	1,074.8	4,205.9	4,860.4	1,261.6	(10,425.8)	7,139.5

Total liabilities and stockholders' equity	$6,808.7	$1,384.9	$5,466.1	$5,715.8	$3,370.4	$(10,425.8)	$12,320.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 30, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$243.7	$1.4	$0.1	$5.6	$126.2	$—	$377.0
Accounts receivable, net	—	89.6	—	171.0	497.9	—	758.5
Other receivables, net	2.6	17.2	4.7	14.8	73.3	—	112.6
Total inventories, net	—	88.3	—	147.6	133.7	—	369.6
Other assets, net	24.8	39.7	—	19.9	51.3	—	135.7
Deferred tax assets	(0.2)	16.5	—	1.0	0.6	—	17.9
Discontinued operations	—	—	—	—	5.5	—	5.5

Total current assets	270.9	252.7	4.8	359.9	888.5	—	1,776.8
Properties, net	18.9	925.3	—	904.4	847.6	—	2,696.2
Goodwill	—	76.4	—	934.0	2,336.1	—	3,346.5
Other intangibles, net	—	23.0	—	4,518.9	497.5	—	5,039.4
Net investment in and advances to subsidiaries	6,188.2	(465.8)	7,229.2	—	—	(12,951.6)	—
Deferred tax assets	232.3	35.3	101.0	(19.9)	(11.8)	—	336.9
Other assets	18.5	18.4	5.8	68.1	139.9	—	250.7
Discontinued operations	—	—	—	—	5.1	—	5.1

Total assets	$6,728.8	$865.3	$7,340.8	$6,765.4	$4,702.9	$(12,951.6)	$13,451.6

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5.9	$143.7	$—	$79.6	$151.5	$—	$380.7
Accrued expenses and other liabilities	35.8	285.7	22.1	287.1	558.4	—	1,189.1
Deferred tax liability	—	—	—	—	120.6	—	120.6
Short-term borrowings and current portion of long-term debt	—	(0.1)	(0.2)	—	4.6	—	4.3
Discontinued operations	—	—	—	—	40.8	—	40.8

Total current liabilities	41.7	429.3	21.9	366.7	875.9	—	1,735.5
Long-term debt	575.0	231.8	1,215.2	—	238.6	—	2,260.6
Deferred tax liability	—	—	—	—	605.4	—	605.4
Other liabilities	32.7	432.8	75.2	493.3	498.0	—	1,532.0
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	649.4	1,093.9	1,312.3	860.0	2,342.7	—	6,258.3
Minority interests	—	—	—	5.9	37.9	—	43.8
Total stockholders' equity	6,079.4	(228.6)	6,028.5	5,899.5	2,322.3	(12,951.6)	7,149.5

Total liabilities and stockholders' equity	$6,728.8	$865.3	$7,340.8	$6,765.4	$4,702.9	$(12,951.6)	$13,451.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(139.2)	$45.8	$(93.5)	$344.4	$238.1	$395.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(11.2)	(52.8)	—	(37.2)	(75.3)	(176.5)
Proceeds from sales of properties and intangible assets, net	—	28.8	—	1.0	5.9	35.7
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in and advances to MillerCoors	—	(78.8)	—	—	—	(78.8)
Investment in and advances to an unconsolidated affiliate	—	—	—	6.4	(15.4)	(9.0)
Trade loan repayments from customers	—	—	—	—	20.4	20.4
Trade loans advanced to customers	—	—	—	—	(27.9)	(27.9)
Other	(1.9)	0.2	—	—	—	(1.7)

Net cash provided by (used in) investing activities	9.7	(102.6)	—	(29.8)	(92.3)	(215.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	51.6	—	—	—	—	51.6
Dividends paid	(87.0)	—	—	—	(15.2)	(102.2)
Dividends paid to minority interest holders	—	—	—	(8.4)	(11.9)	(20.3)
Proceeds from long-term borrowings	—	—	—	—	16.0	16.0
Payments on long-term debt and capital lease obligations	—	(180.4)	—	(0.4)	(0.4)	(181.2)
Proceeds from short-term borrowings	—	—	—	41.0	0.8	41.8
Payments on short-term borrowings	—	—	—	(39.9)	(0.9)	(40.8)
Net proceeds from revolving credit facilities	—	—	—	—	1.0	1.0
Change in overdraft balances and other	(0.9)	(16.4)	—	16.7	2.7	2.1
Settlements of debt-related derivatives	—	12.0	—	0.5	(0.5)	12.0
Net activity in investments and advances (to) from subsidiaries	61.3	240.7	93.5	(274.8)	(120.7)	—

Net cash provided by (used in) financing activities	25.0	55.9	93.5	(265.3)	(129.1)	(220.0)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(104.5)	(0.9)	—	49.3	16.7	(39.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	(3.1)	(3.1)
Balance at beginning of year	243.7	1.4	0.1	5.5	126.3	377.0

Balance at end of period	$139.2	$0.5	$0.1	$54.8	$139.9	$334.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008

16. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2007
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(75.9)	$19.6	$285.5	$336.7	$(237.3)	$328.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.8)	(109.3)	—	(39.5)	(175.8)	(329.4)
Proceeds from sales of properties and intangible assets, net	—	0.9	—	29.6	5.1	35.6
Trade loan repayments from customers	—	—	—	—	22.9	22.9
Trade loans advanced to customers	—	—	—	—	(20.9)	(20.9)
Other	—	0.2	—	—	(26.7)	(26.5)

Net cash used in investing activities	(4.8)	(108.2)	—	(9.9)	(195.4)	(318.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	179.3	—	—	—	—	179.3
Excess income tax benefits from share-based compensation	20.9	—	—	—	—	20.9
Dividends paid	(69.6)	—	—	—	(29.5)	(99.1)
Proceeds from (payments on) issuances of long-term debt	575.0	—	—	—	—	575.0
Payments on long-term debt and capital lease obligations	—	(625.7)	—	(0.3)	(0.2)	(626.2)
Proceeds from short-term borrowings	—	—	—	30.9	148.2	179.1
Payments on short-term borrowings	—	—	—	(31.3)	(129.9)	(161.2)
Sale of warrants	57.0	—	—	—	—	57.0
Purchase of call options	(106.7)	—	—	—	—	(106.7)
Net proceeds from commercial paper	—	—	—	—	—	—
Net payments on revolving credit facilities	—	—	—	(5.5)	13.5	8.0
Change in overdraft balances and other	(11.3)	15.6	—	—	(1.5)	2.8
Net activity in investments and advances (to) from subsidiaries	(533.4)	701.8	(285.5)	(328.7)	445.8	—

Net cash provided by (used in) financing activities	111.2	91.7	(285.5)	(334.9)	446.4	28.9

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	30.5	3.1	—	(8.1)	13.7	39.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1.9	8.0	9.9
Balance at beginning of year	81.1	1.8	—	16.4	82.9	182.2

Balance at end of period	$111.6	$4.9	$—	$10.2	$104.6	$231.3

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

        Effective July 1, 2008, Molson Coors Brewing Company ("MCBC") and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller"). In connection with the closing of the joint venture transaction, each of Molson Coors, CBC, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC ("MillerCoors").

        Pursuant to the LLC Operating Agreement, MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller plc and 42% for MCBC, voting interests are shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

        Beginning in the third quarter of 2008, the results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment will, in all material respects, be prospectively deconsolidated from MCBC. Also beginning in the third quarter of 2008, our interest in the new combined operations will be accounted for by us under the equity method of accounting. Our equity investment in MillerCoors will represent our U.S. operating segment going forward.

BUSINESS OVERVIEW

Financial Highlights

        The following third quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

	Thirteen weeks ended			Thirty-nine weeks ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(Volumes in thousands, dollars in millions, except per share data and percentages)
Volume in barrels	4,669	11,141	(58.1)%	25,453	31,332	(18.8)%
Net sales	$921.1	$1,685.4	(45.3)%	$4,035.2	$4,590.3	(12.1)%
Income from continuing operations	$170.0	$135.1	25.8%	$309.4	$338.7	(8.7)%
Diluted income per share from continuing operations	$0.92	$0.74	24.3%	$1.67	$1.87	(10.7)%

Consolidated Global Volumes including Proportionate Share of Equity Investments' volume

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(In Thousands)			(In Thousands)
	Actual	Pro forma(1)		Actual	Actual
Volume in U.S. barrels:
Financial volume	4,669	4,709	(0.8)%	4,669	11,141	(58.1)%
Royalty volume	67	59	13.6%	67	59	13.6%

Owned volume	4,736	4,768	(0.7)%	4,736	11,200	(57.7)%
Proportionate share of equity investment sales-to-retail(2)	7,289	7,238	0.7%	7,289	—	100.0%

Total worldwide beer volume	12,025	12,006	0.2%	12,025	11,200	7.4%

(1)
Reflects the reduction of the U.S. segment volume reported for the thirteen weeks ended September 30, 2007.

(2)
Reflects the addition of MCBC proportionate share of MillerCoors and Molson Modelo sales-to-retail for the periods presented, adjusted for comparable trading days.

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(In Thousands)			(In Thousands)
	Actual	Pro forma(1)		Actual	Actual
Volume in U.S. barrels:
Reported financial volume	25,453	24,901	2.2%	25,453	31,332	(18.8)%
Royalty volume	173	151	14.6%	173	151	14.6%

Owned volume	25,626	25,052	2.3%	25,626	31,483	(18.6)%
Proportionate share of equity investment sales-to-retail(2)	7,412	7,352	0.8%	7,412	—	100.0%

Total worldwide beer volume	33,038	32,404	2.0%	33,038	31,483	4.9%

(1)
Reflects the reduction of the U.S. segment volume reported for the thirty-nine weeks ended September 30, 2007.

(2)
Reflects the addition of MCBC proportionate share of MillerCoors and Molson Modelo sales-to-retail for the periods presented, adjusted for comparable trading days.

Third quarter 2008 highlights:

  •
  Molson Coors leading brands performed strongly in each of the company's major markets:

  •
  High-single-digit growth of Canadian strategic brands

  •
  Growth in seven of MillerCoors' twelve largest brands

  •
  Market share increase for Carling in a difficult U.K. beer market

  •
  Sales-to-retail on a comparable basis grew 3.7% in Canada, and declined 3.1% in the U.K.

  •
  The Canadian business is performing well, however, competitive price discounting in Québec, along with continued commodity inflation, challenged Canada's performance during the quarter.

  •
  The U.K. business has grown market share and net sales per barrel on the strength of its brands, despite an array of U.K. industry challenges.

  •
  In its first quarter of combined operations, MillerCoors grew trading-day-adjusted sales-to-retail 0.7% in the U.S., and increased revenue per barrel 3%.

  •
  Additionally, MillerCoors management team expects to accelerate its three-year synergy savings targets by six months versus the original commitment when the joint venture was announced more than a year ago.

  •
  MCBC acquired an economic exposure to Foster's Group ("Foster's") (ASX:FGL) via a cash settled total return swap arranged in Australia by Deutsche Bank. This swap gives MCBC exposure to nearly five percent of Foster's outstanding common stock.

  •
  MCBC net income increased 29% to $173.2 million for the third quarter of 2008.

Cost savings initiatives

        Our annual 2008 Resources for Growth ("RFG") cost reduction initiatives goal is to achieve $77 million and we have achieved more than 85% of the goal during the first three quarters of the year. In the third quarter of 2008, we realized $19 million of savings, in addition to the $47 million in savings recognized in the first half of 2008.

        MillerCoors will absorb some of the RFG cost savings initiative benefits, along with some pre-existing Miller cost savings initiatives. Our 42% proportional share of these savings, which are in addition to the $500 million of committed MillerCoors cost synergies, will enable us to deliver on our overall cost saving commitment.

Income taxes

        Our effective tax rate for the third quarter of 2008 was approximately 25%. We anticipate that our 2008 full year effective tax rate will be in the range of 20% to 24%. Our third quarter effective tax rate is higher than our anticipated full year rate primarily due to reductions in unrecognized tax benefits in the first quarter of 2008.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 7 "DISCONTINUED OPERATIONS" and Note 14 "COMMITMENTS AND CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	2,149	2,206	(2.6)%	5,764	6,001	(3.9)%

Net sales	$541.7	$546.2	(0.8)%	$1,458.0	$1,418.5	2.8%
Cost of goods sold	(278.5)	(263.6)	5.7%	(753.2)	(728.1)	3.4%

Gross profit	263.2	282.6	(6.9)%	704.8	690.4	2.1%
Marketing, general and administrative expenses	(110.9)	(119.7)	(7.4)%	(334.7)	(336.4)	(0.5)%
Special items, net	(3.0)	(43.2)	N/M	(4.9)	(71.4)	N/M

Operating income	149.3	119.7	24.7%	365.2	282.6	29.2%
Other income, net	(1.3)	1.4	N/M	(0.5)	18.5	N/M

Earnings before income taxes	$148.0	$121.1	22.2%	$364.7	$301.1	21.1%

N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") appreciated 1% versus the U.S. dollar ("USD") resulting in a $1 million increase to USD earnings before income taxes on a quarter over quarter basis during the thirteen week third quarter. During the comparable thirty-nine week periods for 2008 and 2007, the CAD appreciated by nearly 6% versus the USD, resulting in a $21.6 million benefit for USD earnings before income taxes.

Volume and net sales

        With formation of MillerCoors, the revenues and production costs of MCBC products sold by Molson in Canada for U.S. distribution, which were previously treated as inter-company sales and eliminated upon consolidation, are now included in Canada segment results. However, the sales volume continues to be eliminated from our Canada results, as this volume is now reported by MillerCoors.

This reporting change will have the effect of increasing net sales per barrel by approximately 5% to 6% and increasing cost of goods sold per barrel approximately 9% to 10% per quarter, with minimal impact on gross profit. These increases will impact this quarter and the next three quarters as we cycle prior year results that do not reflect this treatment.

        Our Canada segment had sales volume totaling 2.1 million barrels for the third quarter ended September 28, 2008, a decrease of 2.6% from the prior year quarter. This decline is entirely the result of excluding our reported Modelo volumes in 2008 with the creation of our joint venture. Excluding this factor, current quarter sales volume of 2.1 million barrels increased 2.6% on a comparable basis versus prior year. Our Canada sales to retail ("STRs"), for the third calendar quarter ended September 30, 2008 increased 3.7% on a comparable basis versus a year ago, driven by strong industry performance and high-single-digit growth of Molson's strategic brands, which represent more than 85% of our Canada STRs. Strategic brand growth was fueled by double-digit growth of Coors Light, Rickard's, and Carling, and comparable partner import brand growth at a high-single digit rate. Molson Canadian experienced a mid-single-digit volume decrease compared to the prior year. Total Canadian beer industry STRs grew an estimated 3.1% in the calendar third quarter. On a comparable basis, our third quarter estimated Canada market share increased approximately one quarter point versus a year ago.

        Net sales per barrel increased 1% in local currency over the prior year quarter. Excluding the effects of the Foster's contract termination, the MMI joint venture and the impact of sales to MillerCoors as disclosed above, net sales per barrel increased slightly as a result of favorable sales mix of our products, including sales increases of our higher-revenue per barrel partner-import brands. Pricing per barrel declined approximately 1% in the third quarter as we faced significant pricing pressure in Québec and, to a lesser degree, in Ontario.

        Sales volume for the thirty-nine week period totaled 5.8 million barrels, a decrease of 3.9% compared to the prior year. This decline was due entirely to the exclusion of Modelo volumes from our sales volume under the equity method of accounting for MMI. Excluding this factor, comparable Canada sales volume increased 0.9% compared to the prior year. Comparable sales to retail for the thirty-nine week period increased 1.2% versus a year ago.

        Net sales per barrel for the thirty-nine week period decreased 0.4% in local currency. Excluding the net effect of the changes to our Foster's and Modelo contracts this year, as well as the changes in our recognition of net sales for product sold to MillerCoors, net sales per barrel increased 2.1% on a comparable basis. Positive net pricing contributed an increase of 1.4% to net sales per barrel in local currency, and improved sales mix contributed a further 0.7% increase.

Cost of goods sold

        Third quarter 2008 cost of goods sold per barrel increased 7.6% in local currency versus 2007. Excluding current year impacts of the termination of the Foster's contract, the changes associated with MMI and sales to MillerCoors, cost of goods sold per barrel increased slightly less than 7% on a comparable basis in local currency. This cost of goods increase was due to the net effect of three factors:

  •
  Higher commodity, packaging material and other input costs drove a 5% increase, combined with a 2% increase due to increased fuel costs and incremental transportation costs to supply Western markets while we upgrade our Vancouver brewery.

  •
  These inflationary increases were partially offset by a 2.5% decrease from our Resources for Growth cost savings initiatives.

  •
  And finally, slightly more than 2% increase due to the ongoing shift in sales mix, including increased sales volume in our higher-cost partner import brands.

        Cost of goods sold per barrel for the first three quarters of 2008 decreased 0.2% in local currency. On a comparable basis, excluding the net impacts from the changes related to our Foster's and Modelo contracts, the change in sales to MillerCoors and the benefit of cycling a $7.4 million unfavorable foreign currency adjustment last year, cost of goods sold per barrel increased 7.1%. Inflationary cost increases drove an approximate 6.5% increase, which was partially offset by an approximate 2.5% reduction from our Resources for Growth cost savings initiatives. The remaining 3% increase is due to higher fixed overhead costs and the ongoing shift in sales volumes, including increased partner import brand sales volumes.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased 8.1% in local currency for the third quarter of 2008. This decrease was driven by lower intangible amortization and general overhead expenses compared to prior year, combined with the elimination of all expenses associated with the Modelo brands, which are now managed by MMI. These decreases were partially offset by increased promotional spending in the quarter.

        For the thirty-nine weeks ended September 28, 2008, marketing, general and administrative expenses have decreased 8.0% in local currency driven by lower intangible amortization and general overhead expenses, cost savings initiatives under our Resources for Growth program, and the elimination of all expenses associated with the Modelo brands, which are now managed by MMI.

Special items, net

        The Canada segment recognized a $3.0 million special charge in the third quarter of 2008 related to costs associated with an impairment of Montréal brewery assets, the ongoing Edmonton brewery closing expenses and restructuring activities.

        The Canada segment recognized a $4.9 million special charge in the first three quarters of 2008, compared to $71.4 million of expense for the same period in 2007. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

United States Segment Results of Operations

        During the first two quarters of 2008 and the first three quarters of 2007, the United States ("U.S.") segment produced, marketed and sold the Coors portfolio of brands in the United States and Puerto Rico and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which are consolidated joint ventures. The U.S. segment also includes sales of Molson products in the United States. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors will represent our U.S. operating segment going forward. See Part I—Financial Statements, Item 1 Note 1 "BASIS

OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" regarding MillerCoors joint venture.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2008(1)	September 30, 2007	% change	September 28, 2008(1)	September 30, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	98	6,432	(98.5)%	12,693	18,184	(30.2)%

Net sales	$12.9	$736.8	(98.2)%	$1,504.8	$2,080.1	(27.7)%
Cost of goods sold	(7.7)	(455.1)	(98.3)%	(915.1)	(1,273.9)	(28.2)%

Gross profit	5.2	281.7	(98.2)%	589.7	806.2	(26.9)%
Marketing, general and administrative expenses	(1.2)	(200.7)	(99.4)%	(413.3)	(582.4)	(29.0)%
Special items, net	—	(2.8)	N/M	(69.3)	(2.8)	N/M
Equity income in MillerCoors	106.5	—	N/M	106.5	—	N/M

Operating income	110.5	78.2	41.3%	213.6	221.0	(3.3)%
Other income, net	—	—	N/M	2.3	0.9	N/M

Earnings before income taxes	$110.5	$78.2	41.3%	$215.9	$221.9	(2.7)%

N/M = Not meaningful

(1)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect results of the Company's pre-existing U.S. results of operations.

        The results of operations for MillerCoors for the three month ended September 30, 2008, and pro forma results of operations for the three month period ended September 30, 2007 are as follows:

	For the three months ended
	September 30, 2008	September 30, 2007	% change
	Actual	Pro Forma
	(Volumes in thousands, dollars in millions, except percentages)
Volumes	18,646	18,808	(0.9)%

Sales	$2,293.4	$2,249.9	1.9%
Excise taxes	(343.7)	(341.2)	0.7%

Net sales	1,949.7	1,908.7	2.1%
Cost of goods sold	(1,236.9)	(1,179.2)	4.9%

Gross profit	712.8	729.5	(2.3)%
Marketing, general and administrative expenses	(519.1)	(568.0)	(8.6)%
Contract settlement	—	16.8	N/M
Special items, net	(22.6)	(2.8)	N/M

Operating income	171.1	175.5	(2.5)%
Other income (expense), net	2.3	(1.5)	N/M

Income from continuing operations before income taxes and minority interests	173.4	174.0	(0.3)%
Income tax expense	(1.9)	—	N/M

Income from continuing operations before minority interests	171.5	174.0	(1.4)%
Minority interests	(3.3)	(5.6)	N/M

Net Income	$168.2	$168.4	(0.1)%

N/M = Not meaningful

        The unaudited pro forma combined financial information has been derived from the historical financial results of the respective U.S. businesses of MCBC and Miller, giving effect to the MillerCoors transaction and other related adjustments, described below. These pro forma results are not necessarily indicative of the results of operations that would have been achieved had the MillerCoors transaction taken place at the beginning of the pro forma period, and do not purport to be indicative of future operating results.

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Three Months Ended September 30, 2007

	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results
Net sales	$736.8	$1,167.1	$4.8	C	$1,908.7
Cost of goods sold	(455.1)	(734.6)	7.9	C
			2.6	D	(1,179.2)

Gross profit	281.7	432.5	15.3		729.5
Marketing, general and administrative	(200.7)	(336.7)	(14.1)	C
			(14.6)	A
			(4.9)	B
			3.0	D	(568.0)
Contract settlement	—	16.8	—		16.8
Special items	(2.8)	—	—		(2.8)

Operating income	78.2	112.6	(15.3)		175.5
Other, net	—	(1.7)	0.2	C	(1.5)

Pretax income	78.2	110.9	(15.1)		174.0
Income tax expense	—	—	—		—

Income before minority interests	78.2	110.9	(15.1)		174.0
Minority interests	(5.0)	(0.6)	—		(5.6)

Net income	$73.2	$110.3	$(15.1)		$168.4

Description of Pro Forma Adjustments

A
With the formation of MillerCoors in the third quarter of 2008, amortization was initiated on certain intangible assets contributed by Miller that had formerly been classified as indefinite-lived. Since this decision was due in large part to the combined brand portfolio at MillerCoors following its formation, a comparable amortization amount was included in the pro forma period.

B
Adjustment to reflect variable plan accounting for share based compensation held by MillerCoors employees.

C
Adjustments conform classification between the MCBC U.S. business and the Miller U.S. business, and conform the MCBC U.S. business accounting calendar from a thirteen week quarter to a three calendar month quarter.

D
Adjustments to conform accounting policies with regard to inventory valuation, pension and postretirement plans and allocation of advertising costs between quarters.

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions):

Thirteen Weeks Ended September 28, 2008
MillerCoors net income	$168.2
MCBC economic interest	42%

MCBC proportionate share of MillerCoors net income	70.6
MillerCoors accounting policy elections(1)	31.8
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)	6.0
Share-based compensation adjustment(1)	(1.9)

Equity Income in MillerCoors	$106.5

    (1)
    See Part I—Financial Statements, Item 1 Note 3 "INVESTMENT IN MILLERCOORS."

        The discussions below are with regard to the MillerCoors results of operations for the three months ended September 30, 2008 versus pro forma results for the same period in 2007.

Volume and net sales

        During the quarter, MillerCoors STRs rose by 0.7% after adjusting for the extra trading day in the period (+2.3% unadjusted), due to continued growth from seven of its twelve largest brands including Coors Light, Blue Moon, Keystone Light, Miller High Life and Coors Banquet. MillerCoors shipments-to-wholesalers (STWs) declined by 0.5%, due to reductions in distributor inventory levels in the third quarter.

        The company's flagship premium light brand STRs were up 1.4% versus the prior year. Coors Light STRs increased 6.8%, due to gains in both distribution and velocity, while Miller Lite STRs decreased 3.6%.

        MillerCoors total net sales increased by 2.1% to $1.95 billion versus the prior year pro forma quarter. Excluding contract brewing, net sales were $1.82 billion, increased 2.3% versus the prior year pro forma quarter.

        Pricing remained favorable as total company net sales per barrel increased 3.0% versus the prior year pro forma quarter. MillerCoors revenue growth outlook for the balance of the year is expected to remain favorable, as MillerCoors implemented selective price increases on the majority of its beer volume of this year. The net sales mix was virtually unchanged, due to growth by MillerCoors' premium light, craft and import brands, largely offset by cycling Miller Chill launch ramp-up volumes in the 2007 quarter.

Cost of goods sold

        Cost of goods sold per barrel increased over 5% versus over the prior quarter pro forma cost of goods sold per barrel, as reductions related to Miller and CBC legacy cost savings initiatives (called Resources for Growth and Project Unicorn) were more than offset by increased commodity and fuel costs.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased by high-single-digits versus the prior year pro forma, reflecting favorability due to the non-recurrence of prior year Miller Chill launch costs, which were partially offset by MGD 64 launch costs this year, as well as a reduction in share based compensation expenses.

        Depreciation and amortization expense for MillerCoors in the third quarter of 2008 was approximately $70 million, and additions to properties and intangible assets totaled $67 million.

Contract Settlement

        During the third quarter of 2007, Miller received a $16.8 million contract settlement from an aluminum supplier. The settlement amount relates to periods prior to the quarter ended September 30, 2007.

Special Items

        During the third quarter of 2008, MillerCoors incurred $22.6 million of severance, relocation and other costs associated with integrating the former Miller and Coors businesses. During the third quarter of 2007, the former Coors business incurred $2.8 million of severance and other employee related costs related to restructuring a portion of the supply chain organization.

United Kingdom Segment Results of Operations

        The United Kingdom ("U.K.") consists of production and sale of the CBL brands principally in the United Kingdom, results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the United Kingdom and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	2,321	2,396	(3.1)%	6,727	6,846	(1.7)%

Net sales	$348.8	$383.4	(9.0)%	$1,026.3	$1,042.2	(1.5)%
Cost of goods sold	(227.9)	(257.2)	(11.4)%	(698.4)	(693.9)	0.6%

Gross profit	120.9	126.2	(4.2)%	327.9	348.3	(5.9)%
Marketing, general and administrative expenses	(92.8)	(104.0)	(10.8)%	(284.1)	(292.4)	(2.8)%
Special items, net	(0.2)	(7.3)	N/M	(5.4)	(12.7)	N/M

Operating income	27.9	14.9	87.2%	38.4	43.2	(11.1)%
Interest income(1)	2.8	2.9	(3.4)%	8.5	8.6	(1.2)%
Other income (expense), net	(0.2)	0.7	N/M	(2.0)	(0.9)	N/M

Earnings before income taxes	$30.5	$18.5	64.9%	$44.9	$50.9	(11.8)%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        The British pound ("GBP") versus the USD unfavorably impacted the quarter-over-quarter earnings before income taxes by approximately 7% or $3 million during the third quarter 2008. For the thirty-nine week period versus 2007, the GBP versus the USD unfavorably impacted USD earnings before income taxes by approximately 2% or $2.8 million.

Volume and net sales

        Our owned-brands gained market share in the quarter, as our owned-brand volumes decreased 3.1% during the third quarter of 2008, compared to more than a 7% decline for the total industry due to the poor summer weather, continuing effects from the smoking bans and a weakening economy in the U.K. Carling, the largest U.K. beer brand declined at a low-single-digit rate but it gained share in a difficult market in the third quarter of 2008.

        Comparable third quarter owned-brand net sales per barrel in local currency increased 2.5%, two-thirds due to higher on- and off-premise pricing, and one-third driven by positive brand mix, including growth in draught Magners cider.

        During the first three quarters of 2008, our U.K. owned-brand volume outperformed the market in both the on- and off-premise channels. However, our U.K. volumes decreased 1.7% year-on-year due to the effects of smoking bans, a weakening economy and the poor summer weather in the U.K. Our volumes in the on-premise channel declined by 7%, but volumes in the off-premise channel increased by 5% as a result of better penetration in the major retailers.

        Year to date net sales per barrel of our own products increased 1.7% in local currency, driven by higher pricing predominantly in the on-premise channel.

Cost of goods sold

        Comparable cost of goods sold per barrel of our own products increased by 1.3% in local currency in the third quarter of 2008, due primarily to higher energy and materials cost inflation. These costs were partly offset by supplier contract renegotiations, including a $6 million benefit during the third quarter of 2008 which related retroactively to the first half of 2008, as well as the benefit of cycling one-time pension expense in 2007.

        For the first three quarters of 2008, cost of goods sold per barrel of our own products increased 4.4% in local currency in the year to date, due primarily to higher energy and materials cost inflation and increased pension costs, partly offset by cost saving initiatives and supplier renegotiations

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. decreased 5.1% in local currency. General and administrative expense decreased due to a combination of actions to reduce the cost base partly offset by higher pension costs incurred in the third quarter of 2007. Marketing expenses in the third quarter of 2008 decreased as a result of reductions in spending to match the trading environment.

        For the first three quarters of 2008, marketing, general and administrative expenses in the U.K. decreased 0.9% in local currency. General and administrative expenses increased primarily as a result of higher pension costs and costs relating to the Camerons on-premise distribution business, while marketing expense decreased as management took action to reduce spending in line with the trading environment.

Special items, net

        The U.K. segment recognized $0.2 million and $7.3 million of special items in the third quarters of 2008 and 2007, respectively. The third quarter 2008 special charges comprised restructuring and other charges of $2.9 million offset by a one-time gain on the sale of a non-core business of $2.7 million. Third quarter of 2007 restructuring costs comprised $3.4 million of restructuring charges and a one-time pension expense of $3.9 million.

        Special items in the first three quarters of 2008 were $5.4 million, compared to $12.7 million of charges in the first three quarters of 2007. The first three quarters of 2008 special charges comprised of restructuring and other charges of $8.1 million offset by the one-time gain on sale of a non-core business of $2.7 million. The first three quarters of 2007 special charges consisted of $8.8 million of restructuring charges and the one-time pension expense of $3.9 million. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	% change	September 28, 2008	September 30, 2007	% change
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels	101	107	(5.6)%	269	301	(10.6)%

Net sales	$17.7	$19.0	(6.8)%	$46.1	$49.5	(6.9)%
Cost of goods sold	(10.3)	(11.4)	(9.6)%	(26.2)	(28.5)	(8.1)%

Gross profit	7.4	7.6	(2.6)%	19.9	21.0	(5.2)%
Marketing, general and administrative expenses	(31.9)	(36.7)	(13.1)%	(104.5)	(103.6)	0.9%
Special items, net	(21.6)	(2.0)	N/M	(56.5)	(2.0)	N/M

Operating loss	(46.1)	(31.1)	48.2%	(141.1)	(84.6)	66.8%
Interest expense, net	(24.4)	(27.1)	(10.0)%	(77.1)	(84.1)	(8.3)%
Debt extinguishment costs	—	(24.5)	N/M	(12.4)	(24.5)	N/M
Other expense, net	9.2	(0.2)	N/M	6.6	(0.4)	N/M

Loss before income taxes	$(61.3)	$(82.9)	(26.1)%	$(224.0)	$(193.6)	15.7%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold reflect our operations in Asia, continental Europe, Mexico and the Caribbean (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the third quarter were $31.9 million, including Corporate general and administrative expenses of $20.5 million, a decrease from the prior quarter of $5.7 million due to lower incentive compensation and project spending.

        In the first three quarters of 2008, marketing, general and administrative expenses were $104.5 million, an increase of $0.9 million from the same period in 2007.

Special items, net

        Special charges in the third quarter and first three quarters of 2008 were $21.6 million and $56.5 million, respectively, compared to $2.0 million of special items in the third quarter and first three quarters of 2007. The 2008 special charges were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for MillerCoors, primarily outside professional services. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Other Expense, Net

        Other expense, net, was $9.2 million during the third quarter of 2008, compared to $0.2 million in the same period of 2007. During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank and gained an economic exposure to Foster's Group (ASX:FGL), a major global brewer. We recognized a gain on the fair value of the swap of $13.6 million during the third quarter of 2008 partially offsetting this gain was a $3.6 million charge associated with an environmental liability provision related to certain non-beer manufacturing sites formerly owned by Molson.

Interest expense, net

        Interest expense was $24.4 million during the third quarter of 2008, compared to $27.1 million in the same period of 2007. The decrease of $2.7 million was primarily attributable to lower debt levels outstanding in the third quarter of 2008.

        For the first three quarters of 2008, net interest expense has decreased by $7.0 million from the same period in 2007 and is attributed to the lower levels of debt outstanding when compared to prior year. Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first three quarters of 2008. See Part I—Financial Statements, Item 1 Note 11 "DEBT AND OTHER CREDIT ARRANGEMENTS" to the condensed consolidated financial statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of September 28, 2008, we had net positive working capital of $41.0 million, as of September 30, 2007, we had net positive working capital of $9.4 million. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. We had total cash of $334.5 million at September 28, 2008, compared to $231.3 million at September 30, 2007. Long-term debt was $1.99 billion and $2.25 billion at September 28, 2008 and September 30, 2007, respectively. Debt at September 28, 2008, consists primarily of notes with long-term maturities. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

        Our business generates positive operating cash flow, and our debt maturities are of a longer-term nature. As a result, we believe the current unstable state of the financial and credit markets will not impact our liquidity in the near term. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part II, "Item 1A. Risk Factors" presented herein.

Operating activities

        Net cash provided by operating activities of $395.6 million for the thirty-nine weeks ended September 28, 2008, was favorable by $67.0 million from the comparable period in 2007. The calendar first quarter typically results in a use of cash for the Company, due to seasonality in the business. The calendar third quarter historically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. Net income was lower by $32.7 million in the first three quarters of 2008 compared to the same period in 2007, the reasons for which are discussed in detail in the Results of Operations discussion in this section. Various non-cash adjustments to net income (including the loss from discontinued operations), when taken together, were lower in the first three quarters of 2008 than in the same period in 2007 by approximately $44.0 million. These adjustments include depreciation and amortization, share-based compensation, intangible asset impairments, gains on sales of properties, deferred income taxes, equity income in MillerCoors and other unconsolidated affiliates and other smaller items indicated on the statements of cash flows. Cash flows associated with movements in working capital and other assets and liabilities were favorable to the prior year by $144 million. Cash contributions to defined benefit pension plans were lower in the first three quarters of 2008 by $50.0 million, primarily due to a $50.0 million voluntary contribution to the U.S. defined benefit pension plan in the first three quarters of 2007. Also, a final contribution of $27.0 million to the Memphis union pension plan was made in 2007, following the closure of the Memphis brewery in 2006. Cash paid for income taxes was lower in 2008 by $27.3 million. Distributions from MillerCoors of $58.8 million are unique to 2008. Additionally, cash paid on accounts payable in the first three quarters of 2007 was unusually high, due in part to the timing of payments and the differences in our fiscal calendar between years.

Investing activities

        Net cash used in investing activities of $215.0 million for the thirty-nine weeks ended September 28, 2008, was lower by $103.3 million compared to the same period in 2007, and in part is due to the fact that the CBC U.S. business capital expenditures were not included on this line beginning in the third quarter of 2008, as MillerCoors is accounted for under the equity method. Capital expenditures were lower in 2008 by $152.9 million versus 2007, due primarily to high cash outlays in 2007 related to $90.0 million of kegs purchased in the U.K. from a third party service provider, and higher spending to complete the brewery in Shenandoah, Virginia, which came fully on-line in mid-2007. In the first three quarters of 2008, we collected proceeds on sales of businesses and assets of $35.7 million, mainly from the sale of our former beer distribution businesses in Boise, Idaho, and Glenwood Springs, Colorado. In the first three quarters of 2007, we collected $30.0 million when we sold our equity investment in the House of Blues Canada entertainment business and $5.3 million from sale of other assets. During 2007 we spent $26.7 million to acquire an on-trade distribution business in the U.K. Also in the first quarter of 2008, we realized proceeds of $22.8 million related to sale of available for sale investment securities in the first quarter of 2008, with no comparable activity in the first quarter of 2007. We contributed $78.8 million to MillerCoors upon its formation in the third quarter of 2008.

Financing activities

        Net cash used in financing activities was $220.0 million for the thirty-nine weeks ended September 28, 2008, compared to $28.9 million of cash provided by financing activities during the same period in 2007, an unfavorable variance of $248.9 million. There were three primary reasons for this large variance. First, net repayment activity on debt obligations and credit facilities was higher by $138.0 million in 2008. Second, we collected $127.7 million more in proceeds from exercises of stock options in the first three quarters of 2007 as compared to the same period of 2008, and excess tax benefits from share based compensation was higher by $20.9 million in 2007. Third, dividends paid were higher in 2008 by $16.3 million, due to an increase in the normal quarterly dividend rate. These items were offset by a net $50 million spent in 2007 for the purchase of call options and sale of warrants associated with the issuance of convertible notes.

        On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining $225 million of Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps were recorded during the first quarter of 2008. The cash required to retire the notes early (in addition to the face amount), amounting to $23.1 million, is classified as a cash outflow from operating activities, due to the fact that it represents largely a cost of money (interest). However, the cash inflow associated with the unwind of the related interest rate swap of $12.0 million is classified in financing activities.

MillerCoors

        We expect that 2008 operating cash flows and investing cash flows will be impacted by the timing of MillerCoors cash flow requirements. We anticipate the formation and integration of MillerCoors will result in incremental cash needs of approximately $150 million from MCBC during 2008. These cash uses include retention, deal-completion, integration and restructuring costs, along with additional capital spending to capture synergies. As a result, our 2008 operating cash flow, when combined with expected investments in MillerCoors, could compare unfavorably to 2007.

Capital Resources

        The majority of our remaining debt outstanding as of September 28, 2008, consists of publicly traded notes, with maturities ranging from 2010 to 2015. We will continue to use commercial paper borrowings and revolving credit facilities as needed to manage our liquidity through our periods of lower operating cash flow. While the start-up of MillerCoors entails potential demands for capital for integration and restructuring efforts, we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternative use of cash in 2008 and beyond, which could include pension plan funding, modest purchases of company stock, increasing dividends, and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe are currently unstable due to the recent financial crisis. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility.

        On July 3, 2008, Moody's affirmed our Baa2/Prime2 ratings and changed the outlook to positive from developing, following the formation of MillerCoors. Our credit rating with Standard and Poor's remains at BBB, with a negative outlook.

Capital Expenditures

        Our capital expenditure plan for 2008 is expected to be approximately $220 million, excluding capital spending by our consolidated joint ventures and MillerCoors. Capital expenditures in 2008 are expected to be lower than 2007 primarily due to the exclusion of capital spending associated with the U.S. in the second half of 2008, the completion of the Shenandoah brewery in the U.S. in early 2007 and the initial $90.0 million purchase of kegs in the U.K., also in early 2007.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 28, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of September 28, 2008

        We have contractual cash obligations as of September 28, pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $9.0 billion. Not included in these obligations are $244.0 million of unrecognized tax benefits and $154.0 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments. Contractual obligations have decreased as a result of the MillerCoors formation on July 1, 2008.

Other commercial commitments as of September 28, 2008

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$40.9	$40.9	$—	$—	$—

CONTINGENCIES

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part I—Financial Statements, Item 1 Note 14 under the caption "COMMITMENTS AND CONTINGENCIES—Kaiser and Other Indemnity Obligations" to the condensed consolidated financial statements.

MillerCoors—Sparks®

        Sparks, a MillerCoors brand, is a leading product in the caffeinated alcohol beverages category. A task force of the National Association of Attorneys General, the umbrella organization for the states' attorneys general in the U.S., has expressed concern about this category and product, and several states have issued civil investigative demands for information about the product (collectively, the "AGs' Investigations"). The U.S. Alcohol and Tobacco, Tax and Trade Bureau investigated Sparks in 2007 and found no violations of the Bureau's regulations. In June 2008, Anheuser Busch agreed to discontinue its product offerings in this category. Since then, numerous AGs expressed concerns about a product line extension called Sparks Red®, and MillerCoors agreed to delay the release of the line extension pending discussions with the AGs. The AGs' Investigations are ongoing and could lead to litigation. If undertaken, alternative outcomes of AG litigation are possible, including but not limited to: a finding that the production and marketing of the Sparks brand does not violate relevant consumer protection statutes; a finding that sets limitations on the marketing of Sparks; or findings that could result in the withdrawal of Sparks from the market. A finding of violations of relevant consumer protection statutes could result in the entry of injunctive relief, the entry of an order for restitution, the imposition of civil penalties as high as US$50,000 per violation, and/or the imposition of costs and attorneys' fees.

        In September 2008, a public interest litigation group filed suit against MillerCoors in a local court in the District of Columbia, alleging that Sparks is an "adulterated product" because it contains caffeine and other ingredients that the group claims have not been determined by the U.S. Food & Drug Administration (FDA) to be generally recognized as safe for use in alcoholic beverages (D.C. Superior Court No. 2008 CA 6605). MillerCoors intends to defend against the litigation vigorously, and it is not possible at this time to estimate the possible loss or range of loss, if any, related to this lawsuit.

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

OUTLOOK FOR 2008

        We will maintain our quest to continue to be a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. For 2008 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth.

Canada

        In our Canada segment, as with our other global markets, we have a consistent track record and a bias to invest in and grow our brands. Recent price increases across the major Canadian provinces are expected to offset some of the price discounting activity. Across all of our markets, we will remain competitive while growing our strategic brands over the long term, and we are well positioned across all brand segments, with at least one strategic brand achieving double-digit growth in each category.

        Regarding cost reductions, we anticipate that our reported and comparable cost of goods sold per barrel in local currency will increase at a mid-single-digit rate in local currency for the full year of 2008. The comparable 2008 cost of goods in Canada excludes the impact of the new MMI joint venture accounting, the loss of the Foster's contract, an $8 million full-year benefit of cycling 2007 foreign currency translation impacts and the impact of export sales to MillerCoors.

U.S.

        MillerCoors began its brewery network optimization project to shift volume and brew both Miller and Coors products throughout its expanded network of eight major breweries. The projects will be phased in over the next eighteen months. These moves will reduce shipping distances and deliver products to market quicker, which will generate substantial savings. The company continues to integrate its information systems to enable robust data sharing and analysis within the commercial enterprise to further improve efficiencies. The MillerCoors employee selection process is nearing completion, and the full sales organization selection will be complete by mid-November 2008. Finally, the Demand Creation team is engaged in a complete review of the brand portfolio, with the goal of sharpening the positioning and focus behind each U.S. brand.

U.K.

        We anticipate a challenging trading environment to continue in the balance of the year due to the weakening U.K. economy. We do, however, expect our U.K. business to continue to benefit from the Magners cider agreement, recent supplier renegotiations and our contract brewing arrangement. Moreover, we are committed to pricing growth to at least cover the substantial cost inflation we are experiencing. Consequently, we implemented an additional price increase earlier this fall.

        By the end of the year, we will also evaluate the funded status and expected 2009 expense for our defined benefit pension plans in light of service costs, interest rates and expected returns on plan assets at that time. If global equity prices remain well below their levels at the end of 2007, we may incur a significant increase in pension expense in 2009.

        The U.K. segment team is targeting substantial savings as part of the Resources for Growth program, driven by headcount reductions, supplier negotiations and improvements in supply chain efficiencies. We are also reviewing opportunities to further reduce overhead costs. We continue to expect full-year 2008 U.K. cost of goods per barrel to increase at a mid-single-digit rate in local currency.

Global Markets and Corporate

        We continue to anticipate full-year 2008 corporate general and administrative costs, excluding global markets, to be approximately $105 to $115 million.

Interest

        We anticipate 2008 corporate net interest expense of approximately $95 million to $100 million, excluding the debt extinguishment costs and U.K. trade loan interest income at current foreign exchange rates.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During 2008, the Company expects to recognize approximately $25 to $35 million of income tax benefit due primarily to accrued interest and penalties that the Company expects to effectively settle during 2008. As a result, we anticipate that our 2008 effective tax rate on income will be in the range of 20% to 24%. We note, however, that there are pending tax law changes in Canada that if enacted, would result in an approximate $120 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the Company's Statement of Operations in the quarter in which the bill is enacted. In addition, there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

Defined Benefit Pension Plans

        Certain events at Molson and CBL could result in curtailments of their defined benefit pension plans in future quarters, potentially in the fourth quarter of 2008. Curtailment accounting must be followed when an event occurs that will significantly reduce the expected years of future service of present employees covered by a pension plan (e.g., a reduction in the work force from a curtailment of operations) or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services (e.g., a plan termination or suspension). Currently, we are aware of several potential events which could trigger such a curtailment.

  •
  An expected reduction in force of employees at the Montréal brewery could result in a curtailment event. The ultimate resolution is dependent upon the outcome of union negotiations, which are ongoing.

  •
  CBL's announced plans with respect to eliminating the future accrual of employee service credit to the defined benefit pension plan would result in a curtailment event if this change is agreed. Employee consultation and union negotiations are ongoing and not expected to be finalized until the fourth quarter of 2008.

        As of the September 28, 2008, the potential events which could trigger a curtailment, as noted above, were not probable and are pending final resolution.

        In the event of a curtailment, the projected benefit obligation and plan assets are remeasured prior to recording the curtailment gain or loss. While a change in discount rate or some other assumptions could impact the curtailment event's impact on the projected benefit obligation, an additional impact is that pension cost is re-set for the remainder of the year based on the plan's new valuations. Given the current status of the values of pension plan assets due to the volatility of worldwide financial markets, pension costs could be unfavorably impacted for the latter part of 2008 if curtailment events occur during the fourth quarter. Additionally, remeasurements of plan assets, especially for funding purposes, could be required as a result of certain of these events. The current state of financial markets could result in lower plan asset values if such remeasurements are required, and could result in significant increases in required pension funding in 2009 and future years.

Goodwill and Intangible Assets

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2008. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment.

        We use a combination of discounted cash flow analyses and evaluations of values derived from market comparable transactions and earnings multiples of comparable public companies to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company and considered, when necessary, various scenarios, both favorable and unfavorable. In 2008, discount rates used for fair value estimates for reporting units was 9%. These rates are based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 10%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including cost increases due to inflation, an unfavorable beer pricing environment, declines in industry or company-specific beer volume sales, and termination of brewing and/or distribution agreements with other brewers, the discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates, and for other strategic purposes related to our core business. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, incorporating FASB Statements No. 137, 138 and 149" (SFAS 133). Such accounting is complex, as evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts.

        Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps and total return equity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using two techniques, value-at-risk and sensitivity analysis.

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

        The one-day value-at-risk at 95% confidence of our cross currency swaps was $18.0 million and $22.7 million at September 28, 2008 and December 30, 2007, respectively. Such a hypothetical loss in fair value is a combination of the foreign exchange and interest rate components of the cross currency swap. Value changes due to the foreign exchange component would be offset completely by increases in the value of our inter-company loan, the underlying transaction being hedged. The hypothetical loss in fair value attributable to the interest rate component would be deferred until termination or maturity.

        In the first quarter of 2008, we repurchased $180.4 million of debt and settled the related interest rate swaps recognizing a net gain of $12.0 million on the settlement of the swaps representing $201.2 million of notional value. The debt extinguishment was funded by existing cash resources.

        Details of market sensitive derivative instruments, including their fair values, are included in the table below.

	As of
	September 28, 2008			December 30, 2007
	Notional Amount	Fair value	Maturity	Notional Amount	Fair value	Maturity
	(In millions)
Foreign currency:
Forwards	$400.4	$1.3	2008 - 2011	$460.9	$(24.9)	2008 - 2010
Swaps	2,255.1	(439.4)	2010 - 2012	2,416.4	(472.5)	2010 - 2012

Total foreign currency	2,655.5	(438.1)		2,877.3	(497.4)
Interest rate:
Swaps	96.7	4.0	2011	303.1	9.9	2011 - 2012
Commodity price:
Swaps	9.7	(1.8)	2008 - 2010	202.4	(10.0)	2008 - 2010
Equity price:
Cash settled total return swap	413.0	15.4	2009	—	—

Total outstanding derivatives	$3,174.9	$(420.5)		$3,382.8	$(497.5)

        On a rolling twelve-month basis, maturities of derivative financial instruments held on September 28, 2008, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(420.5)	$12.9	$(37.0)	$(396.4)	$—

        We have performed a sensitivity analysis to estimate our exposure to market risk associated with interest rates, foreign exchange rates, commodity prices and equity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, commodity prices, and for equity price, specifically the stock price of Foster's Group ("Foster's") (ASX:FGL). During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's, a major global brewer. The swap gives MCBC exposure to nearly 5% of Foster's outstanding common stock. We are required to post collateral with the counterparty if the swap is in an out-of-the-money position. If our credit ratings with Standard & Poor's and Moody's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for only that portion of the out-of-the-money liability exceeding $20.0 million. If either of our credit ratings fall below investment grade, we must post collateral for the entire out-of-the-money liability. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	September 28, 2008	December 30, 2007
	(In millions)
Foreign currency risk:
Forwards	$(39.6)	$(45.5)
Interest rate risk:
Swaps	$(80.7)	$(95.0)
Commodity price risk:
Swaps	$(0.8)	$(19.1)
Equity price risk:
Cash settled total return swap	$(42.3)	$—

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

        As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Global Chief Executive Officer and Global Chief Financial Officer. Based upon that evaluation, the Global Chief Executive Officer and Global Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at September 28, 2008. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

        During the first quarter of 2008, the Company signed a contract with a third-party service provider to outsource a significant portion of work associated with our finance and accounting, information technology and human resources functions. The outsourcing arrangements impact both of our operating segments, our MillerCoors equity investment and our corporate headquarters. We have begun transitioning work to the service provider in the first half of 2008, and the transition will continue through to the end of the year. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions has had an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further affected in the future as many of our outsourced functions benefit from expected innovations and improvements from our service provider.

        On July 1, 2008, Miller Coors began operations. We account for our interest in MillerCoors under the equity method. As a result the controls that MillerCoors has over the preparation its financial statements are not required to be part of our internal control system. MillerCoors' financial statements are prepared by the management of that joint venture, and they are responsible for the form and content of those financial statements and the internal control systems related to those financial statements. We do, however, have controls in place over the accounting related to our investment in MillerCoors.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 14 "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

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

         Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    The combination of the Molson Canadian and Coors Light brands represented more than 44% of our Canada segment's sales volume in 2007. Similarly, MillerCoors is dependent on Miller Lite and Coors Light in the U.S. Carling lager is the best-selling brand in the United Kingdom and represented more than 78% of our U.K. segment sales volume in 2007. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a disproportionately large adverse impact on our business. Moreover, each of our major markets is mature, and in each we face large competitors who have greater financial, marketing, and distribution resources and are more diverse in terms of their geographies and brand portfolios.

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

         We rely on a small number of suppliers to obtain the packaging we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    For our U.S. business, we purchase certain types of packaging materials from a small number of suppliers. This packaging (including aluminum cans, aluminum can sheet and paperboard) is unique and is produced by a limited number of suppliers. Additionally, we are contractually obligated to purchase substantially all our can and bottle needs in the United States and Canada from our container joint ventures or from our partners in those ventures, Ball Corporation (RMMC) and Owens-Brockway Glass Container, Inc. (RMBC). Consolidation of the glass bottle industry in North America has reduced local supply alternatives and increased risks of glass bottle supply disruptions. CBL has a single source for its can supply (Ball). The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business.

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

         Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly

regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. Failure to comply with these laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Additionally, the combination of the Miller and Coors businesses may expose Molson Coors to regulatory risk arising from the legacy Miller portfolio. Sparks, a MillerCoors brand, is a leading product in the caffeinated alcohol beverages category. A task force of the National Association of Attorneys General, the umbrella organization for the states' attorneys general in the U.S., has expressed concern about this category and product, and several states have issued civil investigative demands for information about the product (collectively, the "AGs' Investigations"). The U.S. Alcohol and Tobacco, Tax and Trade Bureau investigated Sparks in 2007 and found no violations of the Bureau's regulations. In June 2008, Anheuser Busch agreed to discontinue its product offerings in this category. Since then, numerous AGs expressed concerns about a product line extension called Sparks Red®, and MillerCoors agreed to delay the release of the line extension pending discussions with the AGs. The AGs' Investigations are ongoing and could lead to litigation. If undertaken, alternative outcomes of AG litigation are possible, including but not limited to: a finding that the production and marketing of the Sparks brand does not violate relevant consumer protection statutes; a finding that sets limitations on the marketing of Sparks; or findings that could result in the withdrawal of Sparks from the market. A finding of violations of relevant consumer protection statutes could result in the entry of injunctive relief, the entry of an order for restitution, the imposition of civil penalties as high as US$50,000 per violation, and/or the imposition of costs and attorneys' fees.

        In September 2008, a public interest litigation group filed suit against MillerCoors in a local court in the District of Columbia, alleging that Sparks is an "adulterated product" because it contains caffeine and other ingredients that the group claims have not been determined by the U.S. Food & Drug Administration (FDA) to be generally recognized as safe for use in alcoholic beverages (D.C. Superior Court No. 2008 CA 6605). MillerCoors intends to defend against the litigation vigorously, and it is not possible at this time to estimate the possible loss or range of loss, if any, related to this lawsuit.

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

         Our operations face significant commodity price change exposure which could materially and adversely affect our operating results.    We use a large volume of agricultural and other raw materials to produce our products, including barley, barley malt, hops, corn, other various starches, water, and packaging materials, including aluminum, cardboard and other paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price changes. However, to the extent we fail to adequately manage the foregoing risks, including if our hedging arrangements do not effectively or completely hedge changes in commodity price risks, including price risk associated with diesel fuel and aluminum, results of operations may be adversely impacted.

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

         Due to a high concentration of unionized workers in the United Kingdom, Canada and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 63%, 24% and 40% of the Molson, CBL and MillerCoors workforces, respectively, are represented by trade unions. Although we believe relations with our employees are good, stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market.

         Changes to the regulation of the distribution systems for our products could adversely impact our business.    In 2006, the U.S. Supreme Court ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of products now sold through MillerCoors (including our on-U.S. products). Changes to the three-tier distribution system could have a materially adverse impact on our business. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

         Because of our reliance on third-party service providers for certain administrative functions, we could experience a disruption to our business.    We rely exclusively on one information services provider worldwide for our information technology functions including network, help desk, hardware, and software configuration Additionally, during the first quarter of 2008, we signed a contract with another third-party service provider to outsource a significant portion of work associated with our finance and accounting, human resources, and other information technology functions. We began transitioning work to our service provider in the first half of 2008, and the transition will continue through the end of the year. If one of these service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems or other administrative tasks associated with the outsourced functions.

         We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.    In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. In Canada, a significant portion of the purchase price of the 2005 merger between

Molson and Coors was allocated to Molson's core brands, which have been assigned an indefinite life. Projected declines in sales volume or net price realization, or projected increases in costs to produce these brands, could cause an impairment in their value. In the event that the adverse financial impact of current trends with respect to our U.K. business continue and are worse than we anticipate, we may be required to record impairment charges. These charges could be material and could adversely impact our results of operations.

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

Risks Specific to the U.S. Segment and MillerCoors

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

  •
  successful integration of the distributorship structure of the two entities, including the resolution of disputes arising from the consolidation of distributors arising from the MillerCoors joint venture;

  •
  coordinating and rationalizing research and development activities to accelerate introduction of new products and other innovations;

  •
  retaining management, key employees and business partners;

  •
  assimilating the personnel and business cultures of both companies; and building employee morale and motivation.

Any adverse financial, operation or other events affecting MillerCoors could adversely affect our financial results or prospects.

         We do not fully control the operations and administration of MillerCoors, our investment in which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller, and hold 42% economic interest in it. MillerCoors management is responsible for the day to day operations of the business including brewing, distribution, sales, marketing, finance, information technology, human resources, legal, technical operations, safety, environmental compliance, and relationships with governments. As we do not have full control over the activities of MillerCoors, our results of operations for those ventures are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller. Additionally, the existence of MillerCoors impacts the scope of our internal controls over financial reporting and internal control issues at MillerCoors could affect our financial reporting processes.

         MillerCoors is highly dependent on independent distributors in the United States to sell its and our products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and our non-U.S. products in the United States to distributors for resale to retail outlets. Some of these distributors are at a competitive disadvantage because they are smaller than the largest distributors in their markets. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, our business, financial position, and results of operation may be adversely affected. Consolidation of distributors is expected to occur following the formation of MillerCoors. The current state of the financial and credit markets may make it more difficult for consolidation among distributors to occur.

Risks Specific to the United Kingdom Segment

         Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise channels to off-premise channels, a trend which unfavorably impacts our profitability.    In recent years, beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. A ban on smoking in pubs and restaurants across the whole of the U.K. enacted in 2007 accelerated this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers; hence continuation of these trends would further adversely impact our profitability.

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

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)
Exhibits

Exhibit Number	Document Description
4.1	Molson Coors Brewing Company Incentive Compensation Plan—Amended and Restated effective January 1, 2008.
10.1	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.
10.2	Employment Agreement by and among Molson Coors Brewing Company and Stewart Glendinning effective July 1, 2008.
10.3	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.
10.4	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.
10.5	Amended and Restated Directors' Stock Plan effective January 1, 2008.
10.6	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.
10.7	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) November 6, 2008