Form 10-K
period 2008-12-28
MOLSON COORS BREWING CO
filed 2009-02-25
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 28, 2008
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

           The aggregate market value of the registrant's publicly-traded stock held by non-affiliates of the registrant at the close of business on June 27, 2008, was $7,819,107,814 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 27, 2008 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

           The number of shares outstanding of each of the registrant's classes of common stock, as of February 13, 2009:

  Class A Common Stock—2,586,764 shares
  Class B Common Stock—157,652,202 shares

           Exchangeable shares:

           As of February 13, 2009, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

  Class A Exchangeable Shares 3,172,810
  Class B Exchangeable Shares 20,435,312

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

           Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2009 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1.    Business

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Molson Canada ("Molson"), operating in Canada; Coors Brewing Company ("CBC"), operating in the United States prior to the formation of MillerCoors LLC ("MillerCoors"); Coors Brewers Limited ("CBL"), operating in the United Kingdom and Ireland; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), in the MillerCoors joint venture. The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in MillerCoors is accounted for by us under the equity method of accounting.

        Unless otherwise indicated, information in this report is presented in U.S. Dollars ("USD" or "$").

(a)   General Development of Business

        Molson was founded in 1786, and Coors was founded in 1873. Since each company was founded, we have been committed to producing the highest quality beers. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Our largest markets are Canada, the United States and the United Kingdom.

        Coors was incorporated in June 1913 under the laws of the State of Colorado. In August 2003, Coors changed its state of incorporation to the State of Delaware. During February 2005 upon completion of the Merger, Coors changed its name to Molson Coors Brewing Company.

Joint Ventures and Other Existing Arrangements

MillerCoors joint venture

        Effective, July 1, 2008, MCBC and SABMiller combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller. Each party contributed its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of the joint venture are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50%-50%, and each investing company has equal board representation within MillerCoors. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal apply to any subsequent assignment of such interests.

        MCBC and SABMiller expect that the enhanced brand portfolio, scale and combined management strength of the joint venture will allow their businesses to compete more vigorously in the aggressive and rapidly changing U.S. marketplace and thus improve the standalone operational and financial performance of both Miller and CBC through:

  •
  Building a Stronger Brand Portfolio and Giving Consumers More Choice
  The combined company will have a more complete and differentiated brand portfolio and the ability to invest more effectively in marketing its brands to consumers. MillerCoors will build on the unique attributes of both Miller Lite and Coors Light to ensure compelling differentiation. We also expect that MillerCoors will be better positioned to meet the increasingly diverse demands of U.S. alcohol beverage consumers through the joint venture's [offerings/delivery/sale]

    of imports like Peroni, Molson brands and Pilsner Urquell; craft varieties including Leinenkugel's, Blue Moon and Henry Weinhard's; and specialty beers like Miller Chill, Killian's and Sparks. MillerCoors will have more flexibility and resources for brand-building initiatives and increased levels of innovation in taste, product attributes and packaging.

  •
  Capturing Synergies and Improving Productivity
  The combination of the businesses is expected to result in identified annual cost synergies of $500 million, to come from optimization of production over the existing brewery network, reduced shipping distances, economies of scale in brewery operations and the elimination of duplication in corporate and marketing services. The expected timing to achieve the original goal of $50 million in synergies in the first twelve months of operations has accelerated, and the MillerCoors team now expects to realize $128 million of synergies by June 30, 2009. By the end of calendar year 2009, MillerCoors expects to achieve a total of $238 million in synergies, surpassing the original forecast of $225 million. While the timing of synergy delivery has accelerated, MillerCoors' goal remains $500 million of annual cost synergies to be delivered by the third year of combined operations. One-time cash outlays required to achieve these synergies are expected to amount to a net $450 million, consisting of costs of approximately $230 million and net capital expenditures of approximately $220 million.

  •
  Creating a More Effective Competitor
  MillerCoors creates a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively in the U.S. against large-scale brewers, both domestic and global, craft brewers, and wine and spirits producers. We anticipate that MillerCoors will be positioned to respond more effectively to the needs of a consolidating distributor and retailer market, as well as to the cost pressures in the industry.

  •
  Improving the Route to Market and Benefiting Distributors and Retailers
  By leveraging complementary geographic strengths and distribution systems where state law or voluntary transactions enable it to do so, MillerCoors will be able to better align production with consumer location. Prior to the formation of MillerCoors, approximately 60% of the volume of the combined operation utilized a shared distributor network, and the companies anticipate that this combined network will produce enhanced distributor effectiveness. As of the end of 2008, volume through the combined distributor network had increased to 69% of the MillerCoors total. MillerCoors will also have greater capacity to invest to meet the diverse product, packaging and service requirements of increasingly demanding consumers, distributors and the retail trade. In addition, streamlined processes and systems and more effective marketing programs will help improve distributors' ability to compete and benefit retailers.

  •
  Optimizing Organizational Strength
  MillerCoors will focus on creating a high-performing, results- and value-based culture which will take the best elements of both companies to create a competitive organization, capable of the highest standards of operational and service excellence in the industry. They will continue to comply with all provisions of existing labor agreements.

Grupo Modelo joint venture

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. ("Modelo") established a 50%/50% joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under this new arrangement, Molson's sales team is responsible for selling the brands across Canada on behalf of the joint venture. Modelo will continue to produce the products sold through the joint venture. The new alliance will enable MMI to effectively leverage the existing resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. MMI is being accounted for under the equity method of accounting.

Other existing arrangements

        Brewers' Retail Inc. is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by Molson, and two other brewers. Brewers' Distributor Ltd. ("BDL") is a distribution operation owned by Molson and one other brewer and pursuant to an operating agreement, BDL acts as an agent for the distribution of the brewers' products in the western provinces of Canada.

        Grolsch is a joint venture between CBL and Royal Grolsch N.V. which markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by CBL under a contract brewing.

        To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into joint venture arrangements with third parties to leverage their strengths in areas such as can and bottle manufacturing, transportation and distribution. These joint ventures have historically included Rocky Mountain Metal Container ("RMMC") (aluminum can manufacturing in the U.S.), Rocky Mountain Bottle Company ("RMBC") (glass bottle manufacturing in the U.S.) and Tradeteam, Ltd. ("Tradeteam") (transportation and distribution in Great Britain within our U.K. segment). Subsequent to the formation of MillerCoors, RMMC and RMBC are consolidated by MillerCoors.

Sale of Kaiser

        On January 13, 2006, we sold a 68% equity interest in Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). Kaiser is the third largest brewer in Brazil. Kaiser's key brands include Kaiser Pilsen and Bavaria. Initially, we retained a 15% ownership interest in Kaiser, which was reflected as a cost method investment for accounting purposes during most of 2006. During the fourth quarter of 2006, we divested our remaining 15% interest in Kaiser by exercising a put option. Our financial statements contained in this report present Kaiser as a discontinued operation, as discussed further in Part II—Financial Statements and Supplementary Data, Item 8 Note 4 "DISCONTINUED OPERATIONS" to the Consolidated Financial Statements.

(b)   Financial Information About Segments

        MCBC operates the following business segments: Canada, the United States, the United Kingdom, and Global Brand and Market Development (Global Markets). Our Global Markets results are reported with our Corporate group's results. A separate operating team manages each segment, and each segment manufactures, markets and sells beer and other beverage products.

        See Part II—Financial Statements and Supplementary Data, Item 8 Note 2 "SEGMENT AND GEOGRAPHIC INFORMATION" to the Consolidated Financial Statements for financial information relating to our segments and operations, including geographic information.

(c)   Narrative Description of Business

        Some of the following statements may describe our expectations regarding future products and business plans, financial results, performance and events. Actual results may differ materially from any such forward-looking statements. Please see Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 beginning on page 19, for some of the factors that may negatively impact our performance. The following statements are made, expressly subject to those and other risk factors.

        Our financial sales volume from continuing operations totaled 29.7 million barrels in 2008, 41.8 million barrels in 2007, and 41.8 million barrels in 2006, excluding Brazil volume in discontinued operations. The decrease in sales volume is a result of the formation of MillerCoors on July 1, 2008. Our reported sales volumes do not include the CBL factored brands business. The fiscal years ended

December 28, 2008, and December 30, 2007, were 52 week periods and fiscal year ended December 31, 2006, was a 53 week period.

        See the Executive Summary in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our volume reporting policy.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2008, 2007, or 2006.

Our Products

        Brands sold in Canada include Coors Light, Canadian, Molson Dry, Export, Creemore, Rickard's Red and other Rickard's brands, Carling and Pilsner as well as a number of other regional brands. We also brew or distribute under license the following brands: Amstel Light under license from Amstel Brouwerij B.V., Heineken and Murphy's under license from Heineken Brouwerijen B.V., Asahi and Asahi Select under license from Asahi Beer U.S.A. Inc. and Asahi Breweries, Ltd., Miller Lite, Miller Genuine Draft, Milwaukee's Best and Milwaukee's Best Dry under license from Miller Brewing Company, a subsidiary of SABMiller, Foster's under license from Foster's Group Limited and Tiger under license from Asia Pacific Breweries Limited. Starting on January 1, 2008, we entered into a joint venture agreement with Grupo Modelo, to import, distribute and market the Modelo beer brand portfolio, including the Corona, Coronita, Negra Modelo and Pacifico brands, across all Canadian provinces and territories.

        MillerCoors sells a wide variety of brands in the United States. Its flagship light brands are Coors Light and Miller Lite. Brands in the domestic premium segment include Coors Banquet, Miller Genuine Draft and MGD 64. Brands in the domestic super premium segment include Miller Chill and Sparks. Brands in the below premium segment include Miller High Life, Keystone Light, Icehouse, Mickey's, Milwaukee's Best Light and Old English 800. Craft and import brands include the Blue Moon brands, Henry Weinhard's, George Killian's Irish Red, the Leinenkugel's brands, the Molson brands, Foster's, Peroni Nastro Azzurro, Pilsner Urquell and Grolsch. Brands in the non-alcoholic segment include Coors Non-Alcoholic and Sharp's. MCBC assigned the United States and Puerto Rican ownership rights to the legacy Coors brands, including Coors Light, Coors Banquet, Keystone Light, and the Blue Moon brands, to MillerCoors. We retained all ownership of these brands outside the United States and Puerto Rico. MillerCoors licenses the right to brew and sell George Killian's Irish Red. MCBC sells the Molson brands to MillerCoors through related party transactions.

        Brands sold in the United Kingdom include: Carling, C2, Coors Light, Worthington's, Caffrey's, and Kasteel Cru, as well as a number of smaller regional ale brands. We also sell the Grolsch brands (Grolsch Premium Lager, Grolsch Weizen and Grolsch Blond) in the United Kingdom through a joint venture with Royal Grolsch N.V. and are the exclusive distributor for several brands which are sold under license, including Sol, Dos Equis Amber, Zatec and Magners Draught Cider. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell factored brands in our Europe segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis. Beginning in 2008, we have entered into a contract brewing and kegging agreement with Scottish & Newcastle U.K. Ltd. for the Fosters and Kronenbourg brands.

Canada Segment

        Molson is Canada's second largest brewer by volume and North America's oldest beer company. Measuring market share consistent with prior years, Molson has an approximate 41.9% market share in Canada. Due to accounting policy changes arising from the 2008 MillerCoors joint venture, this market share is adjusted to record 50% of any Canada joint venture volume. With this change implemented, Molson has an approximate 40.5% market share in Canada which is virtually unchanged versus a pro forma 2007 level.

        Molson brews, markets, sells and nationally distributes a wide variety of beer brands. Molson's portfolio has leading brands in all major product and price segments. Molson has strong market share and visibility across retail and on-premise channels. Molson's focus and investment is on key owned brands (Coors Light, Canadian, Molson Dry, Molson Export and Rickard's) and key strategic distribution partnerships (including Heineken, Corona and Miller). Coors Light currently has a 13% market share and is the largest-selling light beer and the second-best selling beer brand overall in Canada. Canadian currently has an 8% market share and is the third-largest selling beer in Canada.

        Our Canada segment consists primarily of the production and sale of the Molson brands, Coors Light, and partner and other brands listed above under "Our Products." The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, Brewers Retail Inc. ("BRI"), and the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI is currently consolidated in our financial statements. See Part II—Financial Statements and Supplementary Data, Item 8 Note 5 "VARIABLE INTEREST ENTITIES" to the Consolidated Financial Statements for further discussion.

Sales and Distribution

Canada

        In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution, and advertising of beer. Distribution and retailing of products containing alcohol involves a wide range and varied degree of Canadian government control through their respective provincial liquor boards.

Province of Ontario

        In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on-premise consumption. All brewers pay a service fee, based on their sales volume, through BRI. Molson, together with certain other brewers, participates in the ownership of BRI in proportion to its provincial market share relative to other brewers in the ownership group. Ontario brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Province of Québec

        In Québec, beer is distributed directly by each brewer or through independent agents. Molson is the agent for the licensed brands it distributes. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores as well as government operated outlets.

Province of British Columbia

        In British Columbia, the government's Liquor Distribution Branch currently controls the regulatory elements of distribution of all alcohol products in the province. Brewers' Distributor Ltd. which Molson co-owns with a competitor, manages the distribution of Molson's products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed wine or beer retail store or at any licensed establishment for on-premise consumption. Establishments licensed primarily for on-premise liquor sales may also be licensed for off-premise consumption.

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

Other Provinces

        Molson's products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of Molson's products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and sell Molson's products. Yukon, Northwest Territories and Nunavat manage distribution and sell through government liquor commissioners.

Manufacturing, Production and Packaging

Brewing Raw Materials

        Molson's goal is to procure the highest quality materials and services at the lowest prices available. Molson selects global suppliers for materials and services that best meet this goal. Molson also uses hedging instruments to mitigate the risk of volatility in certain commodities and foreign exchange markets.

        Molson sources barley malt from two primary providers, with commitments through 2009. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand, with commitments through 2009. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products. Water used in the brewing process is from local sources in the communities where our breweries operate.

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

Packaging Materials

Glass bottles

        Molson single sourced glass bottles in 2008 and has a committed supply through 2009 from three suppliers. Availability of glass bottles has not been an issue, and Molson does not expect any difficulties in accessing them. However, the risk of glass bottle supply disruptions has increased with the reduction of local supply alternatives due to the consolidation of the glass bottle industry in North America. The distribution systems in each province generally provide the collection network for returnable bottles. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents approximately 65% of domestic sales in Canada.

Aluminum cans

        Molson single sources aluminum cans and has a committed supply through 2011. Availability of aluminum cans has not been an issue, and Molson does not expect any difficulties in accessing them.

The distribution systems in each province generally provide the collection network for aluminum cans. Aluminum cans account for approximately 26% of domestic sales in Canada.

Kegs

        Molson sells approximately 9% of its beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and there is no long-term supply commitment.

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

2008 Canada Beer Industry Overview

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

        Since 2001, the premium beer category in Canada has gradually lost volume to the super-premium and value (below premium) categories. The growth of the value category slowed in 2006 and 2007, and the price gap between premium and value brands remained relatively stable in 2008, although the number of value brands being marketed by competitors increased. In 2008, we increased selling prices for our premium brands in select markets, but constantly monitor competitive activity to ensure we appropriately balance pricing with volume growth.

        During 2008, estimated industry sales volume in Canada, including sales of imported beers, increased by 1.1% on a year-over-year basis.

Our Competitive Position

        The Canada brewing industry is comprised principally of two major brewers, Molson and Labatt, whose combined market share is approximately 85% of beer sold in Canada. The Ontario and Québec markets account for approximately 63% of the total beer market in Canada.

        Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcoholic beverages market.

United States Segment

        Prior to the formation of MillerCoors, CBC produced, marketed, and sold the Coors portfolio of brands in the United States and its territories and included the results of the RMMC and RMBC joint ventures. The U.S. segment also included sales of Molson brand products sold in the United States.

Effective July 1, 2008, MCBC's equity investment in MillerCoors will represent our U.S. operating segment going forward.

        MillerCoors is currently the second-largest brewer by volume in the United States, with an approximate 29% market share. MillerCoors produces, markets, and sells a broad portfolio of brands in the United States and Puerto Rico.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 700 independent distributors purchases MillerCoors' products and distributes them to retail accounts. MillerCoors estimates that approximately 19% of product is sold on-premise in bars and restaurants, and the other 81% is sold off-premise in liquor stores, convenience stores, grocery stores, and other retail outlets. MillerCoors wholly owns a distributorship, which handled less than 1% of their total volume in 2008.

Manufacturing, Production and Packaging in the United States

Brewing Raw Materials

        MillerCoors uses the highest quality water, hops and barley and other cereal grains to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from a network of independent farmers located in five regions in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the United States. Hops are purchased from suppliers in the United States and New Zealand and other European countries. MillerCoors has access or acquired water rights to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which they have operations. MillerCoors utilizes hedging instruments to manage risks associated with volatility in the commodities (including aluminum for cans and ends) and foreign exchange markets.

Brewing and Packaging Facilities

        There are eight major breweries/packaging facilities which provide MillerCoors products to distributors across the United States and Puerto Rico. The breweries have capacity to brew and package approximately 85 million barrels of beer annually. MillerCoors imports Molson brands and a portion of another U.S. brand volume from various Molson breweries. MillerCoors imports Peroni, Pilsner Urquell, Grolsch, and other smaller import brands from SABMiller.

Packaging Materials

Aluminum cans

        Over half of U.S. products sold were packaged in aluminum cans in 2008. A portion of aluminum cans were purchased from RMMC, a joint venture with Ball Corporation ("Ball"), whose production facility is located adjacent to the brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC; these agreements have various expiration dates. The RMMC joint venture agreement is scheduled to expire in 2012. Aluminum is an exchange-traded commodity, and its price can be volatile.

Glass bottles

        Less than half of U.S. products in 2008 were packaged in glass bottles. RMBC, a joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), produces a portion of their U.S. glass bottle requirements at its glass manufacturing facility in Wheat Ridge, Colorado. The joint venture with

Owens, as well as a supply agreement with Owens for the glass bottles required in excess of RMBC's production, expires in 2015.

Kegs

        The remaining U.S. production volume sold in 2008 was packaged in quarter, half, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement.

Other packaging

        Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. MillerCoors does not foresee difficulties in accessing packaging products in the future.

Contract Manufacturing

        MillerCoors has an agreement with S&P Company whereby MillerCoors will brew, package, and ship products for sale to Pabst Brewing Company through 2014. Additionally, MillerCoors produces beer under contract for our Global Brands and Market Development group, Miller Brewing International and Foster's LLC.

Seasonality of the Business

        MillerCoors' U.S. sales volumes are normally lowest in the winter months (first and fourth quarters) and highest in the summer months (second and third quarters).

Competitive Conditions

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources, including beverage analyst reports (Beer Marketer's Insights, Impact Databank and The Beer Institute), and MillerCoors distributors. While management believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2008 U.S. Beer Industry Overview

        The beer industry in the United States is highly competitive, and the two largest brewers, of which MillerCoors is the smaller, occupy approximately 78% of the category. The combination of Miller and Coors in mid-2008 was designed to create a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively against larger brewers, both domestic and global. Growing or even maintaining market share has required increasing investments in marketing. U.S. beer industry shipments had an annual growth rate during the past 10 years of 1.0%, compared with 0.7% in 2008. Front-line pricing pressure and discounting in the U.S. beer industry was less intense in 2008, 2007 and 2006, contrasted with a high level of promotions in the second half of 2005.

Our Competitive Position

        The MillerCoors portfolio of beers competes with numerous above premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with Anheuser-Busch Inbev ("A-B Inbev"), but also competes with imported and craft beer brands. According to Beer Marketer's Insights estimates, MillerCoors is the nation's second-largest brewer, selling approximately 29% of the total 2008 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to A-B Inbev's 49% share.

        MillerCoors' malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.

United Kingdom Segment

        Coors Brewers Limited is the United Kingdom's second-largest beer company with unit volume sales of approximately 9.0 million U.S. barrels in 2008. CBL has an approximate 20% share of the U.K. beer market, Western Europe's second-largest market. Sales are primarily in England and Wales, with Carling (a mainstream lager) representing more than three-fourths of CBL's total beer volume. The U.K. segment consists of our production and sale of the CBL brands in the U.K., our joint venture arrangement for the production and distribution of Grolsch brands in the U.K. and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our Tradeteam joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout Great Britain.

Sales and Distribution

United Kingdom

        In the U.K., beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Unlike the U.S., where manufacturers are generally not permitted to distribute beer directly to retail, the large majority of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies ("factored" brands) to the on-premise channel (bars and restaurants). Approximately 32% of CBL's net sales value in 2008 was composed of "factored" brands. Factored brand sales are included in our net sales and cost of goods sold when sold but are not included in the reported volumes.

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

On-Premise Market Channel

        The on-premise channel accounted for approximately 58% of our U.K. sales volumes in 2008. The on-premise channel is generally segregated further into two more specific categories: multiple on-premise and free on-premise. Multiple on-premise refers to those customers that own a number of pubs and restaurants and free on-premise refers to individual owner-operators of pubs and restaurants. The on-going market trend from the higher-margin free on-premise category to the lower-margin multiple on-premise category places downward pressure on the profitability of our U.K. segment. In 2008, CBL sold approximately 69% and 31% of its on-premise volume to multiple and free on-premise customers, respectively. In recent years, pricing competition in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers. A national smoking ban was enacted in 2007 affecting all pubs and restaurants in the U.K., which has had an unfavorable impact on beer volume sold in this channel.

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

Off-Premise Market Channel

        The off-premise channel accounted for approximately 42% of our U.K. sales volume in 2008. The off-premise market includes sales to supermarket chains, convenience stores, liquor store chains, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on pricing.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use high quality water, barley and hops to brew our products. During 2008, CBL produced approximately 97% of its required malt using barley purchased from sources in the U.K. Malt sourced externally was committed through 2009 and is produced through a toll malting agreement where CBL purchases the required barley and pays a conversion fee to the malt vendor. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the United Kingdom and on the European continent. CBL does not anticipate difficulties in accessing these agricultural products going forward, although prices have continued to rise over the past year.

        We ensure high quality water by obtaining our water from private water sources that are carefully chosen for their purity and are regularly tested to ensure their ongoing purity and to confirm that we meet all of the U.K. private water regulations. Public water supplies are used as back-up to the private supplies in some breweries, and these are again tested regularly to ensure their ongoing purity.

Brewing and Packaging Facilities

        We operate three breweries in the U.K. The Burton-on-Trent brewery, located in the Midlands region of England, is the largest brewery in the United Kingdom and accounts for approximately two-thirds of CBL's production. Smaller breweries are located in Tadcaster and Alton. Product sold in Ireland is produced by contract brewers.

Packaging Materials

Kegs and casks

        We used kegs and casks for approximately 53% of our U.K. products in 2008, reflecting a high percentage of product sold on-premise. In April 2007, CBL purchased the existing keg population that had been owned and managed by a third-party service provider which was placed in receivership early in 2007. A limited number of additional kegs will be purchased every year, and there is no long-term supply commitment.

Cans

        Approximately 38% of our U.K. products were packaged in steel cans with aluminum ends in 2008. All of our cans are purchased through a supply contract with Ball.

Glass bottles

        Approximately 6% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers.

Other packaging

        The remaining 3% of our U.K. sales are shipped in bulk tanker for other brewers to package.

        Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. CBL does not foresee difficulties in accessing these or other packaging materials in the foreseeable future.

Seasonality of Business

        In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holiday periods, weather and by certain major televised sporting events. Peak selling seasons occur during the summer and during the Christmas and New Year periods. The Christmas/New Year holiday peak is most pronounced in the off-premise channel. Consequently, our largest quarters by volume are the second and fourth quarters, and the smallest are the first and third. Weather conditions can significantly impact sales volumes, as noted during 2008 and 2007 when unusually cool, rainy weather in the summer months resulted in lower sales volumes.

Competitive Conditions

2008 U.K. Beer Industry Overview

        After being relatively stable between 2000 to 2003, U.K. beer consumption has seen 5 years of decline. This has been driven by a number of factors, including changes in consumers' lifestyles, falling discretionary income and pressure from other drinks categories, notably wine. These factors are expected to continue to affect the beer market in the near future. In 2008, beer consumption declined by 5.5%, with performance affected by poor summer weather and the impact of smoking bans in England, Wales and Northern Ireland.

        On-premise sales fell by 9.3% in 2008, with the smoking bans accelerating the switch from on- to off-premise. A widening price differential between the on-premise (higher prices) and the off-premise (lower prices) has tended to benefit off-premise sales. Off-premise sales in 2008 were virtually unchanged from the prior year.

        The industry has also experienced a steady trend away from ales and towards lager. Sales of lagers accounted for 75% of the U.K. market in 2008. Continuing in 2008, was the long-term trend of the market shifting from ales to lager. The top 10 beer brands now represent approximately 66% of the total market, compared to only 34% in 1995.

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

        Our principal competitors are Scottish & Newcastle U.K. Ltd., Inbev U.K. Ltd., and Carlsberg U.K. Ltd. We are the U.K.'s second-largest brewer, with a market share of approximately 20%

(excluding factored brands sales), based on AC Nielsen information. This compares to Scottish & Newcastle U.K. Ltd.'s share of approximately 25%, Inbev U.K. Ltd.'s share of approximately 18%, and Carlsberg U.K. Ltd.'s share of approximately 13%. In 2008, CBL had a small gain in its share of the U.K. beer market.

Global Brand and Market Development and Corporate

        The objectives of the Global Brand and Market Development ("Global Markets") group are to grow and expand our business and brand portfolios in global development markets. Our current businesses in Asia, continental Europe, Mexico and the Caribbean (excluding Puerto Rico) are included in Global Markets and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments.

Asia

        Our Japanese business is currently focused on the Zima and Coors brands. Our business in China is principally focused on Coors Light. Product sold in Japan and China is contract brewed by a third party in China. The small amount of remaining volume sold in Asia is exported from the U.S. under a brewing agreement with MillerCoors.

Europe

        Our European business is focused on selling Carling, Caffrey's and small amount of Coors Light to the British tourist destinations in continental Europe focused primarily in but not limited to Spain, Greece, Sweden and Cyprus. We also sell products to British Military in Germany. The products are produced and exported by our CBL breweries through agreements with independent distributors.

Mexico Central America and the Caribbean

        Coors Light is sold in Mexico through an exclusive licensing agreement with Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V. ("CCM"), a subsidiary of FEMSA Cerveza. CCM is responsible for the brewing of our products sold in Mexico. In addition, our products sold in a number of non-Puerto Rico Caribbean and Panama markets are produced under a brewing agreement by MillerCoors and are exported to and sold through agreements with independent distributors.

Corporate

        Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.

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

Inflation

        Inflation is typically a factor in the segments in which we operate and we experience inflationary trends in specific areas, such as freight and fuel, agricultural commodities (barley, corn and hops), aluminum packaging materials and employment costs. Inflation in diesel fuel costs impacts the U.S. segment most significantly due to the geographic size of the U.S. market and the concentration of production at fewer facilities. The U.S. segment is also the most exposed to inflation in aluminum prices, since it packages the majority of its product in aluminum cans. Each of our segments has different levels of exposure to inflation based on the specific characteristics of the market.

Regulation

Canada

        In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. In 2008, Canada excise taxes totaled $564.5 million or $74.72 per barrel sold. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

United States

        In the U.S., the beer business is regulated by federal, state, and local governments. These regulations govern many parts of MillerCoors operations, including brewing, marketing and advertising, transportation, distributor relationships, sales, and environmental issues. To operate their facilities, they must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Treasury Department; Alcohol and Tobacco Tax and Trade Bureau; the U.S. Department of Agriculture; the U.S. Food and Drug Administration; state alcohol regulatory agencies; and state and federal environmental agencies.

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages are currently $18 per barrel. State excise taxes are levied at varying rates with a U.S. mean of $1.22 per barrel in 2008.

United Kingdom

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

        The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2008, we incurred approximately $1.1 billion in excise taxes on gross revenues of approximately $2.4 billion, or $118.88 per barrel.

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

        Molson sold a chemical specialties business in 1996. The company is still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.

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

United Kingdom

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2008 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2009.

        Environmental expenditures at each of our segments for 2008, 2007 and 2006 to evaluate and remediate such sites were not material.

Employees and Employee Relations

Canada

        We have approximately 2,700 full-time employees in our Canada segment. Approximately 63% of this total workforce is represented by trade unions. Workplace change initiatives are continuing and as a result, joint union and management steering committees established in most breweries are focusing on customer service, quality, continuous improvement, employee training, and a growing degree of employee involvement in all areas of brewery operations. We believe that relations with our Canada employees are good.

United States

        MillerCoors has approximately 9,000 employees. Approximately 33% of its work force is represented by unions. We believe that MillerCoors' relations with its U.S. employees are good.

        We have approximately 180 employees in our corporate headquarters in Denver, Colorado. We believe that relations with our U.S. employees are good.

United Kingdom

        We have approximately 2,300 employees in our U.K. segment. Approximately 29% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. The agreements do not have expiration dates and negotiations are conducted annually. We believe that relations with our U.K. employees are good.

(d)   Financial Information about Foreign and Domestic Operations and Export Sales

        See Part II—Financial Statements and Supplementary Data, Item 8 Note 2 "SEGMENT AND GEOGRAPHIC INFORMATION" to the Consolidated Financial Statements for discussion of sales, operating income, and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

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

Executive Officers and Directors

        The following tables set forth certain information regarding our Executive Officers and Directors as of February 13, 2009:

Executive Officers

Name	Age	Position
Kevin T. Boyce	53	President and Chief Executive Officer of Molson Canada
Peter H. Coors	62	Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Stewart Glendinning	43	Chief Financial Officer and a Director of MillerCoors LLC
Ralph P. Hargrow	56	Chief People Officer
Mark Hunter	46	President and Chief Executive Officer of Coors Brewers Limited
Cathy Noonan	52	Chief Shared Services Officer
David Perkins	55	President, Global Brand and Market Development, and a Director of MillerCoors LLC
Peter Swinburn	56	President, Chief Executive Officer and a Director, and a Director of MillerCoors LLC
Gregory L. Wade	60	Chief Supply Chain Officer
Samuel D. Walker	50	Chief Legal Officer, Corporate Secretary, and Managing Director of MillerCoors LLC

Board of Directors

Name	Age	Position
Francesco Bellini	61	Chairman, President and Chief Executive Officer of Neurochem Inc.
Rosalind G. Brewer	46	Senior Vice President and Division President of Operations and Regional General Manager of Wal-Mart Stores, Inc.
John E. Cleghorn	67	Chairman of the Board of Canadian Pacific Railway
Peter H. Coors	62	Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Melissa Coors Osborn	37	Director of Organizational Development of MillerCoors LLC
Charles M. Herington	49	Executive Vice President, Avon Products Inc., and President, Avon Latin America
Franklin W. Hobbs	61	Operating partner of One Equity Partners and Director of Lord, Abbett & CO
Andrew T. Molson	41	Partner and Vice Chairman of RES PUBLICA Consulting Group
Eric H. Molson	71	Vice Chairman of the Board of the Company, and Director of the Montréal General Hospital Corporation and Foundation, the Canadian Irish Studies Foundation and Vie des Arts
Iain J.G. Napier	59	Non-executive Chairman of Imperial Tobacco Group and McBride, and non-executive Director of Collins Stewart and John Menzies
David P. O'Brien	67	Chairman of the Board of the Royal Bank of Canada, and Chairman of the Board of EnCana Corporation
Pamela H. Patsley	51	Executive Chairman of the Board of MoneyGram International, and a Director of Dr. Pepper Snapple Group, Inc.
H. Sanford Riley	57	President and Chief Executive Officer of Richardson Financial Group, Ltd.
Peter Swinburn	56	President and Chief Executive Officer of the Company, and a Director of MillerCoors LLC

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

        Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    The combination of the Canadian and Coors Light brands represented more than 53% of our Canada segment's sales volume in 2008. Similarly, MillerCoors is dependent on Miller Lite and Coors Light in the U.S. Carling lager is the best-selling brand in the United Kingdom and represented more than 80% of our U.K. segment sales volume in 2008. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a disproportionately large adverse impact on our business. Moreover, each of our major markets is mature, and in each we face large competitors who have greater financial, marketing, and distribution resources and are more diverse in terms of their geographies and brand portfolios.

        Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact liquidity and results of operations.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, and our required and/or voluntary contributions made to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. The recent significant worldwide decline in equity prices and in the value of other financial investments, together with unfavorable foreign exchange rate movements, has significantly increased our pension liabilities. Without sustained growth in the pension investments over time to increase the value of the plans' assets and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, credit rating and cost of borrowing, financial position, or results of operations.

        We rely on a small number of suppliers to obtain the packaging we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    We purchase certain types of packaging materials from a small number of suppliers. This packaging (including aluminum cans, aluminum can sheet, glass bottles and paperboard) is unique and is produced by a limited number of suppliers. Consolidation of the packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements, or those of MillerCoors, without sufficient time to develop an alternative source could have a material adverse effect on our business.

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

        Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the British pound ("GBP") and the Canadian dollar ("CAD").    We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and in the United Kingdom. Since our financial statements are presented in U.S. Dollars ("USD"), we must translate our assets, liabilities, income and expenses into USD at current exchange rates. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. We have active hedging programs to address foreign exchange rate changes. However, to the extent that we fail to adequately manage these risks, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be adversely impacted.

        Our operations face significant commodity price change exposure which could materially and adversely affect our operating results.    We use a large volume of agricultural and other raw materials to produce our products, including barley, barley malt, hops, corn, other various starches, water, and packaging materials, including aluminum, cardboard and other paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging, our results of operations could be materially and adversely impacted. We have active hedging programs to address commodity price changes. However, to the extent we fail to adequately manage these risks, including if our hedging arrangements do not effectively or completely hedge changes in commodity price risks, including price risk associated with diesel fuel and aluminum, our results of operations may be adversely impacted.

        We could be adversely affected by overall declines in the beer market.    Consumer trends in some global markets indicate increases in consumer preference for wine and spirits, as well as for lower priced, value segment beer brands, which could result in loss of volume or a deterioration of operating margins.

        The success of our business relies heavily on brand image, reputation, and product quality. Deterioration to our brand equity may have a material effect on our operations and financial results.    It is important we have the ability to maintain and increase the image and reputation of our existing products. The image and reputation of our products may be reduced in the future; concerns about product quality, even when unsubstantiated, could be harmful to our image and reputation of our products. Restoring the image and reputation of our operations may be costly; operations and financial results may be adversely impacted.

        Due to a high concentration of unionized workers in the United Kingdom, Canada and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 63%, 29% and 33% of the Molson, CBL and MillerCoors workforces, respectively, are represented by trade unions. Although we believe relations with our employees and the MillerCoors employees are good, stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market.

        Changes to the regulation of the distribution systems for our products could adversely impact our business.    In 2006, the U.S. Supreme Court ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of products now sold through MillerCoors (including our on-U.S. products). Changes to the three-tier distribution system could have a materially adverse impact on MillerCoors. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

        Because of our reliance on third-party service providers for certain administrative functions, we could experience a disruption to our business.    We rely exclusively on one information services provider worldwide for our information technology functions including network, help desk, hardware, and software configuration. Additionally, during the first quarter of 2008, we signed a contract with another third-party service provider to outsource a significant portion of work associated with our finance and accounting, human resources, and other information technology functions. We transitioned much of the work to our service provider during 2008, and will continue that process, specifically for HR related activities during the first half of 2009. If one of these service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our information technology systems or other administrative tasks associated with the outsourced functions.

        We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.    In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. In Canada, a significant portion of the purchase price of the 2005 merger between Molson and Coors was allocated to Molson's core brands, which have been assigned an indefinite life. Projected declines in sales volume or net price realization, or projected increases in costs to produce these brands, could cause an impairment in their value. Further, in the event that the adverse financial impact of current trends with respect to our U.K. business continues and is worse than we anticipate, we may be required to record impairment charges. These charges could be material and could adversely impact our results of operations.

Risks Specific to Our Discontinued Operations

        Indemnities provided to the purchaser of 83% of the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our 83% ownership interest in Kaiser to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of our 2006 agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control, and we cannot predict the outcomes of administrative and judicial proceedings that will occur with regard to these claims. It is possible that we will have to make cash outlays to FEMSA with regard to these indemnities. These indemnity obligations are recorded as liabilities on our balance sheet in conjunction with the sale, we could incur future statement of operations charges as facts further develop resulting in changes to our estimates or changes in our assessment of probability of loss on these items. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.

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

        We may experience continued discounting in Canada.    Price discounting in Quebec, especially in the Quebec off-premise channel, negatively impacted our volume performance and margins in our Canadian segment in 2008. The continuation, or the increase of such discounting, in Quebec or other in provinces, could further adversely impact our business.

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

        We do not fully control the operations and administration of MillerCoors, our investment in which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller, and hold 42% economic interest in it. MillerCoors management is responsible for the day to day operations of the business including brewing, distribution, sales, marketing (including the growth and preservation of brand equities), finance, information technology, human resources, legal, technical operations, safety, environmental compliance, and relationships with governments. As we do not have full control over the activities of MillerCoors, our results of operations for those ventures are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller. Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        MillerCoors is highly dependent on independent distributors in the United States to sell its products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and our non-U.S. products in the United States to distributors for resale to retail outlets. Some of these distributors are at a competitive disadvantage because they are smaller than the largest distributors in their markets. In addition, the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, their business, financial position, and results of operation may be adversely affected. Consolidation of distributors is expected to occur following the formation of MillerCoors. The current state of the financial and credit markets may make it more difficult for consolidation among distributors to occur.

Risks Specific to the United Kingdom Segment

        Sales volume trends in the United Kingdom brewing industry reflect movement from on-premise channels to off-premise channels, a trend which unfavorably impacts our profitability.    In recent years, beer volume sales in the U.K. have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise), for the industry in general. A ban on smoking in pubs and restaurants across the whole of the U.K. enacted in 2007 accelerated this trend. Margins on sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation of these trends would further adversely impact our profitability.

        In the event that a significant pub chain were to go bankrupt, or experience similar financial difficulties, our business could be adversely impacted.    We extend credit to pub chains in the U.K. in which some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to slow in late 2008 and early 2009, and some pub chains may face increasing financial difficulty if economic conditions do not improve. In the event that a pub chain were to be unable to pay amounts owed to the Company as a result of bankruptcy or similar financial difficulties, our business could be adversely impacted.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        As of December 28, 2008, our major facilities were:

Facility	Location	Character
Canada
Administrative Offices	Toronto, Ontario	Canada Segment Headquarters
	Montréal, Québec	Corporate Headquarters
Brewery/packaging plants	St Johns, Newfoundland	Packaged malt beverages
Montréal, Québec
Creemore, Ontario
Moncton, New Brunswick
Toronto, Ontario
Vancouver, British Columbia
Retail stores	Ontario Province(1)	Beer retail stores
Distribution warehouses	Québec Province(2)	Distribution centers
Ontario Province(3)
United States/Global Markets and Corporate
Administrative Offices	Denver, Colorado(4)	Corporate Headquarters
United Kingdom
Administrative Office	Burton-on-Trent, Staffordshire	U.K. Segment Headquarters
Brewery/packaging plants	Burton-on-Trent, Staffordshire Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages/packaged malt beverages
Malting/grain silos	Burton-on-Trent, Staffordshire	Malting facility
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)
Approximately 441 stores owned or leased by BRI joint venture in various locations in Ontario Province.

(2)
We own 17 warehouses, lease 12 warehouses and lease one additional distribution center in the Québec Province.

(3)
We have 10 warehouses owned or leased by our BRI joint venture and one warehouse owned by Molson in the Ontario Province.

(4)
Leased facility.

        We believe our facilities are well maintained and suitable for their respective operations. In 2008, our operating facilities were not capacity constrained.

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

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Québec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay, except one case discussed below, a total of $6.0 million in settlement, which amounts would be paid by the Company's insurance carrier. The settlement agreement is awaiting final approval in the various courts in which the cases are pending. We anticipate receiving such approval in April 2009. This agreement in principle did not settle one remaining case in Delaware. That case seeks to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relies on the same allegations as the other shareholder lawsuits. This case has been settled for $0.2 million, an amount that will be paid by the Company's insurance carrier.

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. For example, we are one of approximately 60 entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado may bring an action against the City and County of Denver and Waste Management for the Lowry Superfund Site to recover for natural resources damages. In the event that the State of Colorado were to bring such an action against the City and County of Denver and Waste management, Denver and Waste Management would likely bring an action against the PRPs to recover a portion of the amount of such claim. Although no formal action has been brought, the State of Colorado is informally asserting total damages of approximately $10 million. However, the Company is potentially liable for only a portion of those damages. The Company will defend any such claims vigorously.

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL appealed the employment appeal tribunal's judgment. In January 2007, the appeal decision ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed during the third quarter of 2008 in a U.K. county court. A trial date is expected in 2009. CBL will defend the claims vigorously. If CBL were held to be liable to the claimants, the amounts of the liability would be immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss could be higher.

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

        In connection with the Merger and effective February 9, 2005, we now have Class A and Class B common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively, and on the Toronto Stock Exchange as "TAP.A" and "TAP.B," respectively. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. The approximate number of record security holders by class of stock at February 13, 2009, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	29
Class B common stock, non-voting, $0.01 par value	3,144
Class A exchangeable shares	282
Class B exchangeable shares	2,962

        The following table sets forth the high and low sales prices per share of our Class A common stock and dividends paid for each fiscal quarter of 2008 and 2007 as reported by the New York Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2008
First quarter	$53.48	$43.74	$0.16
Second quarter	$58.48	$52.70	$0.20
Third quarter	$58.00	$47.00	$0.20
Fourth quarter	$47.16	$35.50	$0.20
2007
First quarter	$48.00	$38.00	$0.16
Second quarter	$52.50	$44.50	$0.16
Third quarter	$50.15	$40.00	$0.16
Fourth quarter	$57.00	$49.40	$0.16

        The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2008 and 2007 as reported by the New York Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2008
First quarter	$54.83	$43.58	$0.16
Second quarter	$59.51	$52.12	$0.20
Third quarter	$58.83	$45.57	$0.20
Fourth quarter	$47.94	$35.00	$0.20
2007
First quarter	$47.56	$37.56	$0.16
Second quarter	$49.62	$43.57	$0.16
Third quarter	$50.77	$40.46	$0.16
Fourth quarter	$57.66	$49.45	$0.16

        The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares and dividends paid for each fiscal quarter of 2008 and 2007 as reported by the Toronto Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2008
First quarter	CAD 55.00	CAD 46.26	$0.16
Second quarter	CAD 58.87	CAD 54.00	$0.20
Third quarter	CAD 56.01	CAD 47.92	$0.20
Fourth quarter	CAD 56.49	CAD 41.01	$0.20
2007
First quarter	CAD 55.00	CAD 45.50	$0.16
Second quarter	CAD 55.00	CAD 48.25	$0.16
Third quarter	CAD 50.50	CAD 45.51	$0.16
Fourth quarter	CAD 56.61	CAD 49.50	$0.16

        The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares and dividends paid for each fiscal quarter of 2008 and 2007 as reported by the Toronto Stock Exchange, adjusted to give effect to the 2-for-1 stock split effective October 3, 2007.

	High	Low	Dividends
2008
First quarter	CAD 55.29	CAD 43.40	$0.16
Second quarter	CAD 60.32	CAD 53.05	$0.20
Third quarter	CAD 58.28	CAD 47.00	$0.20
Fourth quarter	CAD 57.77	CAD 41.00	$0.20
2007
First quarter	CAD 54.96	CAD 44.01	$0.16
Second quarter	CAD 55.01	CAD 46.15	$0.16
Third quarter	CAD 52.00	CAD 42.90	$0.16
Fourth quarter	CAD 56.50	CAD 48.12	$0.16

PERFORMANCE GRAPH

        The following graph compares Molson Coors' cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® and the Russell 3000 Beverage Brewers Wineries Industry Index a group of peer companies which includes Molson Coors, Anheuser-Busch Companies, Inc., The Boston Beer Company, Inc., and Constellation Brands Inc. (collectively, the "Peer Group")(1). Note that Anheuser-Busch Companies, Inc. de-listed from the New York Stock Exchange following the completion of its merger with InBev. As such, the "Peer Group" excludes Anheuser-Busch Companies, Inc. effective November 19, 2008. The graph assumes $100 was invested on December 28, 2003, (the last trading day of fiscal year 2003) in Molson Coors common stock, the Standard and Poor's 500 Index® and the Peer Group, and assumes reinvestment of all dividends.

Molson Coors Brewing Company
Comparison of Five-Year Cumulative Total Return

	At Fiscal-Year End
	2003	2004	2005	2006	2007	2008
Molson Coors(2)	$100.00	$133.62	$121.98	$143.39	$198.25	$181.66
S&P 500	$100.00	$112.36	$119.98	$136.73	$145.24	$87.76
Peer Group(1)	$100.00	$102.85	$93.54	$107.94	$117.80	$159.25

(1)
Peer Group is the Russell 3000® Beverage Brewers Wineries Industry Index. Bloomberg's® code for this index is R3BVBW.

(2)
Adolph Coors Company and Molson Inc. merged on February 9, 2005, to form Molson Coors Brewing Company. Performance prior to the merger is for Adolph Coors Company only.

ITEM 6.    Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Financial Statements and Supplementary Data, Item 8.

	2008(1)	2007(1)	2006(1)(2)	2005(1)(2)(3)	2004(1)(2)(3)
	(In millions, except per share data)
Consolidated Statement of Operations:
Net sales(4)	$4,774.3	$6,190.6	$5,845.0	$5,506.9	$4,305.8
Income from continuing operations	$400.1	$514.9	$373.6	$230.4	$196.7
Income from continuing operations per share:
Basic	$2.19	$2.88	$2.17	$1.45	$2.65
Diluted	$2.16	$2.84	$2.16	$1.44	$2.60
Consolidated Balance Sheet data:
Total assets	$10,416.6	$13,451.6	$11,603.4	$11,799.3	$4,657.5
Current portion of long-term debt	$0.1	$4.2	$4.0	$348.1	$38.5
Long-term debt	$1,831.7	$2,260.6	$2,129.8	$2,136.7	$893.7
Other information:
Dividends per share of common stock	$0.76	$0.64	$0.64	$0.64	$0.41

(1)
52-weeks reflected in 2008, 2007, 2005 and 2004 versus 53-weeks included in 2006.

(2)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

(3)
Results prior to February 9, 2005 exclude Molson, Inc.

(4)
As a result of the MillerCoors formation on July 1, 2008, and MCBC's prospective equity accounting for MillerCoors, net sales for the fifty-two weeks ended December 28, 2008, only include net U.S. sales through the period ended June 30, 2008.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        The following table highlights summarized components of our condensed consolidated summary of operations for the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

	For the Years Ended
	December 28, 2008	% change	December 30, 2007	% change	December 31, 2006(1)(2)
	(Volumes in thousands, dollars in millions, except percentages and per share data)
Volume in barrels	29,656	(29.0)%	41,796	(0.0)%	41,806
Net sales	$4,774.3	(22.9)%	$6,190.6	5.9%	$5,845.0
Income from continuing operations	$400.1	(22.3)%	$514.9	37.8%	$373.6
Diluted income per share from continuing operations	$2.16	(23.9)%	$2.84	31.5%	$2.16

(1)
Per share amounts have been adjusted from previously reported amounts for the effect of our 2-for-1 stock split issued in the form of a stock dividend on October 3, 2007.

(2)
The 53rd week in our fiscal 2006 increased total company sales volume by approximately 600,000 barrels and increased reported pre-tax profit of $472.1 million by approximately $6 million.

        The following table highlights summarized components of our sales volume for the years ended December 28, 2008, December 30, 2007 (actual and pro forma) and December 31, 2006.

	For the years ended
	December 28, 2008	December 30, 2007	December 30, 2007	December 31, 2006
	Actual	Pro forma(1)	Actual	Actual
Volume in U.S. barrels (in thousands):
Financial volume	29,656	29,439	41,796	41,806
Royalty volume	256	214	214	124

Owned volume	29,912	29,653	42,010	41,930
Proportionate share of equity investment sales-to-retail(2)	13,781	13,868	—	—

Total worldwide beer volume	43,693	43,521	42,010	41,930

(1)
Reflects the exclusion of the U.S. segment volume reported for the twenty-six weeks ended December 31, 2007.

(2)
Reflects the addition of MCBC's proportionate share of MillerCoors and Molson Modelo sales-to-retail for the periods presented, adjusted for comparable trading days, including on a pro forma basis for the twenty-six weeks ended December 31, 2007.

        Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brands volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P.

2008 Key Financial Highlights:

        Our performance in 2008 demonstrated that our brand growth strategies and cost-reduction efforts continue to strengthen our competitive capabilities and financial performance. We achieved a few highlights from a year full of challenges—but also transformation and progress—for our company. The following are several critical successes in 2008:

  •
  We made great progress on brand-building, front-line pricing and cost reductions, however we were challenged by commodity inflation, weak industry volume in key markets, and unfavorable foreign currency toward the end of the year.

  •
  The completion of MillerCoors in the U.S. led our transformational moves, and integration is progressing well.

  •
  In Canada, we grew net pricing based on the strength of our strategic brand portfolio and secured the opportunity to grow the Modelo brands across Canada for the long term.

  •
  In the U.K., we grew net pricing for the year, launched Magners draught cider, and began implementing a contract brewing arrangement that will be beneficial for years to come.

  •
  Globally, we

  •
  exceeded all of our cost-savings goals,

    •
    appropriately funded our pensions and reduced the future size and volatility of our pension liabilities,

    •
    created a stronger Global Market Development organization, and

    •
    reduced interest and corporate overhead expenses.

Synergies and other cost savings initiatives

        For the full year, we achieved $87 million of savings, which exceeded our 2008 goal by $10 million. These cost reductions include our 42% share of Resources for Growth ("RFG") cost savings initiatives that were carried forward by MillerCoors in the back half of 2008. The benefit MillerCoors' cost savings will generate, which we expect to realize through higher income from the joint venture, which are in addition to the $500 million of committed MillerCoors cost synergies, will enable us to deliver on our overall commitment to cost savings initiatives. Our share of these assumed RFG savings was $6 million in the second half. For the entire RFG program, which began in 2007, we have now delivered $178 million of our total projected $250 million in savings.

        MillerCoors is progressing towards its stated goal of $500 million of synergies in the first three years of combined operations. Since combining operations, MillerCoors has delivered $28 million in synergies. The timing to achieve MillerCoors' original goal of $50 million in synergies in the first twelve months of operations has accelerated, and MillerCoors now expects to realize $128 million of synergies by June 30, 2009. By the end of calendar year 2009, MillerCoors expects to achieve a total of $238 million in synergies surpassing its original forecast of $225 million. While the timing of synergy delivery has accelerated, MillerCoors' goal remains $500 million in three years.

Components of our Statement of Operations

        Net sales—Our net sales represent almost exclusively the sale of beer and other malt beverages, the vast majority of which are brands that we own and brew ourselves. We import or brew and sell certain non-owned partner brands under licensing and related arrangements. We also sell certain "factored" brands, as a distributor, to on-premise customers in the United Kingdom.

        Cost of goods sold—Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops, various grains and other key brewing materials purchased. Packaging materials, including costs for glass bottles, aluminum and steel cans, cardboard and paperboard are also included in our cost of goods sold. Our cost of goods sold also include both direct and indirect labor, freight costs, utilities, maintenance costs, depreciation, and other manufacturing overheads, as well as the cost to purchaser of "factored" brands from suppliers.

        Marketing, general and administrative—These costs include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs planned and executed on both local and national levels within our operating segments. These costs also include our marketing and sales organizations, including labor and other overheads. This classification also include general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services. Last, this line item includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment.

        Special Items—These are infrequent and/or unusual items which affect our statement of operations, and are discussed in each segment's Results of Operations discussion.

        Equity income in MillerCoors— This item represents our proportionate share for the period of the undistributed net income (loss) of our investment in MillerCoors accounted for under the equity method. Such amount typically reflects adjustments similar to those made in preparing consolidated statements, including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.

        Interest expense, net—Interest costs associated with borrowings to finance our operations are classified here. Interest income in the U.K. segment is associated with trade loans receivable from customers.

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

        Discussions of statement of operations line items such as minority interests and discontinued operations are discussed in detail elsewhere in MD&A and in the Notes to Part II—Financial Statements and Supplementary Data, Item 8.

Depreciation

        Depreciation and amortization expense decreased from 2008 versus 2007 excluding special items, as a result of the formation of MillerCoors. There were no other material factors contributing to the reduction in depreciation and amortization expense as experienced in 2007.

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

  •
  Adding packaging capacity in our Toronto and Shenandoah facilities during 2006 and brewing capacity in our Shenandoah facility in the first half of 2007.

  •
  Installing cold dispense units in pubs and restaurants in the U.K. resulted in a year over year increase.

  •
  Purchase of the keg population in the U.K. increased depreciation in the Europe segment.

Income Taxes

        Our full year effective tax rates were approximately 20%, 1% and 17% in 2008, 2007 and 2006, respectively. Our 2008, 2007 and 2006 effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following factors, lower effective income tax rates applicable to our Canadian and U.K. businesses, and one time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes.

Discontinued Operations

        The Company's former Brazil business, Kaiser, is reported as a discontinued operation due to the sale of an 83% controlling interest in the business in 2006. See Part II—Financial Statements and Supplementary Data, Item 8 Note 4 "DISCONTINUED OPERATIONS" to the Consolidated Financial Statements for further discussion.

        The loss from discontinued operations of $12.1 million for the year ended 2008 is associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange losses.

        The net loss from discontinued operations of $17.7 million for the year ended 2007 is composed of the following components:

  •
  A net loss of $20.4 million associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange losses.

  •
  A gain of $2.7 million due to an income tax adjustment related to the sale of Kaiser.

        In conjunction with this transaction, the purchaser (FEMSA) assumed $63 million of financial debt and assumed contingent liabilities of approximately $260 million, related primarily to tax claims, subject to our indemnification. As a result, we have a level of continuing potential exposure to these contingent liabilities of Kaiser, as well as previously disclosed but less than probable unaccrued claims. While we believe that all significant contingencies were disclosed as part of the sale process and adequately reserved for on Kaiser's financial statements, resolution of contingencies and claims above reserved or otherwise disclosed amounts could, under some circumstances, result in additional cash outflows for Molson Coors because of transaction-related indemnity provisions. We have recorded these indemnity liabilities at fair value and have a carrying value at December 28, 2008, and December 30, 2007, of $133.2 million and $155.0 million, respectively. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, there could be significant adjustments in the future.

Results of Operations

Canada Segment

        Our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light and other licensed brands, in Canada. Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under this arrangement, Molson's sales teams are responsible for promoting and selling the brands across Canada on behalf of the joint venture. The alliance will enable Grupo Modelo to effectively utilize the resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and the Western provinces, through Brewers Retail, Inc. ("BRI") a consolidated joint venture, and Brewers' Distributor Ltd. ("BDL") a joint venture accounted for under the equity method.

        See "Outlook for 2009" for discussion of forward looking trends regarding the Canada segment.

	Fiscal year ended
	December 28, 2008(1)	% change	December 30, 2007(1)	% change	December 31, 2006(1)
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels(2)	7,554	(4.4)%	7,901	(0.6)%	7,946

Net sales	$1,864.4	(2.6)%	$1,913.3	6.7%	$1,793.6
Cost of goods sold	(980.8)	(0.4)%	(984.9)	11.5%	(883.6)

Gross profit	883.6	(4.8)%	928.4	2.0%	910.0
Marketing, general and administrative expenses	(421.3)	(5.9)%	(447.6)	1.7%	(440.0)
Special items, net	(10.9)	N/M	(75.2)	N/M	—

Operating income	451.4	11.3%	405.6	(13.7)%	470.0
Other income, net	7.0	N/M	21.7	N/M	13.3

Earnings before income taxes	$458.4	7.3%	$427.3	(11.6)%	$483.3

N/M = Not meaningful

(1)
52-weeks reflected in 2008 and 2007 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of MCBC owned brands and partner brands.

Foreign currency impact on results

        Our Canada segment (as stated in USD) was unfavorably impacted by a 0.5% year-over-year decrease in the value of the CAD against the USD in 2008 versus 2007. The Canada segment benefited from a 7% year-over-year increase in the value of CAD against USD in 2007 versus 2006.

Volume and net sales

        With the completion of the MillerCoors joint venture, our net sales and cost of goods sold related to products sold by Molson in Canada for U.S. distribution, which were previously treated as inter-company transactions and eliminated upon consolidation, are now included in Canada segment results. The sales volume continues to be excluded from our Canada results, as this volume is reported by MillerCoors. This reporting had the effect of increasing net sales per barrel by approximately 5% to 6% and increasing cost of goods sold per barrel approximately 9% to 10% in the third and fourth quarter 2008, with minimal impact on gross profit.

        For the fifty-two weeks ended December 28 2008, sales volume in Canada decreased by 4.4% to 7.6 million barrels versus prior year volume of 7.9 million barrels for the 52 weeks ended December 30, 2007. This decline is entirely the result of excluding our reported Modelo volumes in 2008 with the creation of our joint venture. Excluding this factor, full year sales volume of 7.6 million barrels increased 0.1% on a comparable basis versus prior year.

        Our Canada comparable sales to retail ("STRs") for 2008 increased 0.8% versus the prior calendar year driven by mid-single-digit growth of our strategic brands lead by Coors Light and Carling, which experienced double-digit growth compared to the prior year. In addition, the Rickard's and Creemore brands, as well as our partner import brands, all grew at high single-digit rates on a full year basis. These increases were partially offset by declines in non-strategic brands and other premium brands.

        Canada industry volumes grew an estimated 1.1% in 2008 compared to the prior calendar year. As a result, Molson experienced a slight market share decrease on a full year comparable basis. This decrease was driven by softness in the Québec market, partially offset by strong performance in the Ontario and Atlantic markets.

        On a full year basis, 2008 net sales revenue declined $48.9 million or 2.6% versus prior year.

        For the full year 2008, net sales revenue was $246.84 per barrel, an increase of 1.9% over 2007 net sales revenue of $242.15 per barrel. Excluding the effects of a U.S. production contract with Foster's that was terminated in the fourth quarter 2007, the Modelo Molson joint venture and the impact of sales to MillerCoors as disclosed above, net sales per barrel increased 2.3% as a result of higher net pricing and favorable sales mix of our products, including sales increases of our higher-revenue per barrel partner-import brands.

        For the 52 weeks ended December 30, 2007, sales volume in Canada decreased by 0.6% to 7.9 million barrels versus prior year volume of 7.95 million barrels for the fifty-three weeks ended December 31, 2006. Excluding the effects associated with the change in the volume reporting policy, sales volume for 2007 of 8.2 million barrels decreased 1.6% versus prior year volume of 8.3 million barrels for the 53 weeks ended December 31, 2006. The 53rd week in 2006 delivered approximately 130,000 barrels, accounting for all of the year-over-year decrease. In addition, the termination of the Foster's U.S. production contract early in the fourth quarter 2007, drove a further sales volume reduction in 2007. Excluding the impact of the 53rd week in 2006 and the volume reductions attributable to Foster's and other exported volume, comparable sales volume in Canada increased by approximately 1.5% or 110,000 barrels.

        Our Canada STRs for 2007 increased 1.0% versus the prior calendar year driven by mid-single-digit growth of our Molson strategic brands, lead by Coors Light, which experienced double-digit growth compared to the prior year. In addition, the Rickard's, Creemore and Carling brands, and our partner import brands, all grew at double-digit rates on a full year basis. These increases were partially offset by declines in non-strategic brands and other premium brands.

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

        For the full year 2007, net sales revenue was $242.15 per barrel, an increase of 7.3% over 2006 net sales revenue of $225.72 per barrel. Excluding the effects associated with the change in the volume reporting policy, net sales revenue was $234.66 per barrel, an increase of 8.4% over 2006 net sales revenue of $216.57. An approximate 7% appreciation in the value of CAD against USD during the year increased net sales revenue by approximately $114 million or $14.00 per barrel. Net pricing contributed half of the remaining increase with the year over year impact of modest general price increases being partially offset by increased price discounting in Québec and Ontario. Improved sales mix from increased import sales, which are at higher than average retail prices, and decreased export sales, which are at lower than average retail prices, accounted for the remaining net increase. The decrease in export sales can be attributed to the termination of our Foster's US production contract in the fourth quarter of 2007.

Cost of goods sold and gross profit

        Full year 2008 cost of goods sold per barrel increased 3.3% in local currency versus 2007. Excluding current year impacts of the termination of the Foster's contract, the changes associated with

MMI and sales to MillerCoors, cost of goods sold per barrel increased 7.4% on a comparable basis in local currency. The underlying cost of goods increase was due to the net effect of three factors:

  •
  Higher commodity, packaging material and other input costs drove a 6% increase, combined with a 1% increase due to higher fuel and distribution costs,

  •
  These inflationary increases were partially offset by a 2.5% decrease from our Resources for Growth cost savings initiatives, and

  •
  Finally, an increase of about 3% was due to the ongoing shift in sales mix.

        For the full year 2007, cost of goods sold on a per barrel basis was $124.66 per barrel, an increase of 12.1% over 2006 cost of goods sold of $111.20 per barrel. Excluding the effects associated with the change in the volume reporting policy for the full year 2007, cost of goods sold on a per barrel basis was $120.81 per barrel, an increase of 13.2% over 2006 cost of goods sold of $106.70 per barrel. After adjusting for the approximate 7% appreciation in the value of CAD against USD, cost of goods sold increased by slightly less than 7% in 2007 in local currency. Inflationary cost increases across nearly all inputs drove approximately 3% of the increase in cost of goods sold per barrel, but was completely offset by the implementation of synergies and other cost savings initiatives in the year. The impacts of increased import sales, lower export sales due to the Foster's contract termination and non-cash adjustments in both the current and prior years of certain foreign currency positions to their market values account for the increase in cost of goods sold per barrel.

Marketing, general and administrative expenses

        For the full year, marketing, general and administrative expenses were $421.3 million, a decrease of $26.3 million or 5.9% lower versus prior year. In local currency total marketing, general, and administrative expenses decreased 7.3% versus the prior year driven by lower intangible amortization, combined with the elimination of all expenses associated with the Modelo brands, which are now managed by MMI.

        For the full year 2007, marketing, general and administrative expenses were $447.6 million, an increase of $7.7 million or 1.8% from 2006. In local currency, total marketing, general and administrative expenses decreased by 4% driven by lower general and administrative costs through reduced intangible amortization expense and a focus on more efficient general and administrative spending, including lower employee costs and other cost savings. In addition, 2006 included certain nonrecurring costs including contract costs incurred to achieve longer term information technology synergies, and additional costs associated with the additional week in 2006 results. Promotional spending and brand investments were relatively flat in 2007 compared to the prior year.

Special items, net

        The Canada segment recognized $10.9 million of special items expense during 2008. The special items represent costs associated with ongoing Edmonton brewery closing expenses, restructuring activities, and an asset impairment. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

        The Canada segment recognized $75.2 million of special items expense during 2007. The special items represent $46.5 million relating to the Edmonton brewery closure, in which significant charges included a $31.9 million impairment charge on the carrying value of the fixed assets and an additional $14.6 million charge for severance and other costs associated with closing the brewery. Current plans are to demolish the building and sell the land, which has a carrying value of $10.1 million at December 30, 2007. Other charges include $24.1 million relating to the Foster's intangible asset impairment and $4.6 million relating to employee termination costs associated with production and sales, general and administrative functions. See Part II—Financial Statements and Supplementary Data,

Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other income in 2008 was $14.7 million lower than the prior year largely due to cycling the gain on the sale of our equity investment in the House of Blues Canada which resulted in an approximate $16.7 million income benefit in 2007.

        Other income in 2007 was $8.3 million higher than the prior year largely due to a gain on the sale of our equity investment in the House of Blues Canada which resulted in an approximate $16.7 million income benefit in the year. This was partially offset by the non-recurrence of the approximate $9.0 million gain in 2006 from the reduction of guarantee liabilities related to our investment in the Montréal Canadiens hockey club in the prior year.

United States Segment

        During the first two quarters of 2008 and all of 2007 and 2006, the United States ("U.S.") segment produced, marketed and sold the Coors portfolio of leading beer brands in the United States and Puerto Rico and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which are consolidated joint ventures. The U.S. segment also includes sales of Molson products in the United States. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors will represent our U.S. operating segment going forward. See Part II—Financial Statements and Supplementary Data, Item 8 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" to the Consolidated Financial Statements regarding the MillerCoors joint venture.

        We review first below the results and financial position of our U.S. segment operations on an as reported basis, reflecting our operation of the segment for the first six months of 2008 and of the joint venture for the second six months of 2008, and then review the results and financial position of the U.S. segment on a pro forma basis for the six month period ended December 30, 2007.

        See "Outlook for 2009" for discussion of forward looking trends regarding the United States segment.

	Fiscal year ended
	December 28, 2008(1)	% change	December 30, 2007(1)	% change	December 31, 2006(1)
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels(2)	12,693	(47.4)%	24,111	3.4%	23,328

Net sales	$1,504.8	(45.4)%	$2,754.8	5.6%	$2,609.3
Cost of goods sold	(915.1)	(46.3)%	(1,703.2)	4.2%	(1,634.3)

Gross profit	589.7	(43.9)%	1,051.6	7.9%	975.0
Marketing, general and administrative expenses	(413.3)	(45.3)%	(755.7)	1.5%	(744.8)
Special items, net	(69.3)	N/M	(9.5)	N/M	(73.7)
Equity income in MillerCoors	155.6	N/M	—	N/M	—

Operating income	262.7	(8.3)%	286.4	83.0%	156.5
Other income, net	2.3	N/M	—	N/M	3.2

Earnings before income taxes	$265.0	(7.5)%	$286.4	79.3%	$159.7

N/M = Not meaningful

(1)
52-weeks reflected in 2008 and 2007 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of MCBC owned brands and partner brands.

        Our discussion of U.S. segment results of operations consists of two parts. A discussion of the first half of 2008 (prior to the formation of MillerCoors) versus the first half of 2007 is presented below, along with a discussion of results of 2007 versus 2006. A discussion of the last half of 2008 (after the formation of MillerCoors) is presented immediately afterward, with a comparison to the same period in 2007 on a pro forma basis.

Before the formation of MillerCoors on July 1, 2008:

Volume and net sales

        Sales volume to wholesalers increased by 7.2% in the first half of 2008 while STRs were up 5.7% during the same period, with Coors Light, Coors Banquet, Keystone Light and Blue Moon driving increased volume. Net sales per barrel increased by 3.8% in 2008, due to price increases and higher revenue from commercial can sales.

        Sales volume to wholesalers grew 3.3% in 2007 compared to 2006, due to strong STR growth, partially offset by a difference in the timing of our fiscal calendar. Our 50-states U.S. distributors' STRs increased 4.6% and we continued to grow market share throughout 2007. This sales increase was driven by mid-single-digit growth for Coors Light, along with strong double-digit growth of Blue Moon and low-double-digit growth of Keystone Light. Also Coors Banquet grew at a mid-single-digit rate on a year-over-year basis.

        Net sales per barrel increased 2.2% in 2007 due to higher base pricing and reduced discounting compared to the level of price promotion activity we experienced during 2006.

Cost of goods sold

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

Marketing, general and administrative expenses

        Marketing, general and administrative expenses were up 8.0% in the first half of 2008. Marketing investments increased at a low-single-digit rate, while general and administrative expenses grew at a low-double digit rate due to the organization achieving our stock-based long-term incentive payout targets.

        Marketing, general and administrative expenses increased by $9.9 million, or 1.3%, in 2007 versus 2006. Marketing investments decreased at a low-single-digit rate, while general and administrative expenses grew at a mid-single digit rate due to higher employee incentive programs.

Special items, net

        Special charges for the first half of 2008 were primarily a result of an impairment of an intangible asset associated with Molson brands sold in the U.S., and costs associated specifically with the MillerCoors transaction composed of employee retention and integration planning costs, partially offset by the net gain from the sale of the wholly owned distributor facilities in Boise, Idaho, and Glenwood Springs, Colorado. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" and Note 12 "GOODWILL AND INTANGIBLE ASSETS" to the Consolidated Financial Statements for further discussion.

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

        The 2006 special items were partially offset by the receipt of a $2.4 million cash distribution from bankruptcy proceedings of a former insurance carrier for a claim related to our environmental obligations at the Lowry Superfund site in Denver, Colorado. We recorded the cash receipt as a special benefit consistent with the classification of the charge recorded in a previous year. The estimated environmental liability associated with this site was not impacted by the proceeds received. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other income was higher in 2008 versus 2007 primarily due to a $1.9 million gain on the disposal of non-operating long-lived assets.

        Other income was lower in 2007 versus 2006 primarily due to the recognition of a portion of a previously deferred gain on the sale of real estate. This amount was recognized in the second quarter of 2006 upon the satisfaction of certain conditions pertaining to the sale contract.

After the formation of MillerCoors on July 1, 2008:

        The results of operations for MillerCoors for the six months ended December 28, 2008, and pro forma results of operations for the six month period ended December 30, 2007 are as follows:

	MillerCoors LLC Results of Operations For the six months ended
	December 31, 2008	December 31, 2007	% change
	Actual	Pro Forma
	(Volumes in thousands, dollars in millions, except percentages)
Volumes	34,737	35,648	(2.6)%

Sales	$4,329.4	$4,238.9	2.1%
Excise taxes	(640.0)	(643.6)	(0.6)%

Net sales	3,689.4	3,595.3	2.6%
Cost of goods sold	(2,326.0)	(2,268.4)	2.5%

Gross profit	1,363.4	1,326.9	2.8%
Marketing, general and administrative expenses	(1,032.4)	(1,053.1)	(2.0)%
Contract settlement	—	43.1	N/M
Special items, net	(103.8)	(28.2)	N/M

Operating income	227.2	288.7	(21.3)%
Other income (expense), net	2.9	(0.1)	N/M

Income from continuing operations before income taxes and minority interests	230.1	288.6	(20.3)%
Income tax expense	(3.3)	—	N/M

Income from continuing operations before minority interests	226.8	288.6	(21.4)%
Minority interests	(4.4)	(6.8)	N/M

Net Income	$222.4	$281.8	(21.1)%

N/M = Not meaningful

        This pro forma combined financial information has been derived from the historical financial results of the respective U.S. businesses of MCBC and Miller, giving effect to the MillerCoors transaction and other related adjustments, described below. These pro forma results are not necessarily indicative of the results of operations that would have been achieved had the MillerCoors transaction taken place at the beginning of the pro forma period, and do not purport to be indicative of future operating results.

MILLERCOORS LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Six Months Ended December 31, 2007

	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results
Net sales	$1,411.6	$2,179.6	$4.1	C	$3,595.3
Cost of goods sold	(884.5)	(1,404.9)	16.6	C
			4.4	D	(2,268.4)

Gross profit	527.1	774.7	25.1		1,326.9
Marketing, general and administrative	(374.1)	(621.9)	(22.5)	C
			(29.2)	A
			(3.1)	B
			(2.3)	D	(1,053.1)
Contract settlement	—	43.1	—		43.1
Special items	(9.5)	(18.7)	—		(28.2)

Operating income	143.5	177.2	(32.0)		288.7
Interest, net	—	1.0			1.0
Other, net	(0.8)	(1.5)	1.2	C	(1.1)

Pretax income	142.7	176.7	(30.8)		288.6
Income tax expense	—	—	—		—

Income before minority interests	142.7	176.7	(30.8)		288.6
Minority interests	(7.1)	0.3	—		(6.8)

Net income	$135.6	$177.0	$(30.8)		$281.8

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

B
Adjustment to reflect mark-to-market accounting for share based compensation held by MillerCoors employees.

C
Adjustments to conform classification between the MCBC U.S. business and the Miller U.S. business, and to conform the MCBC U.S. business accounting calendar from a twenty-six week to a six calendar months ended December 31, 2007.

D
Adjustments to conform accounting policies with regard to inventory valuation, pension and postretirement plans and allocation of advertising costs between interim periods.

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions):

Twenty-six weeks ended December 31, 2008
MillerCoors net income	$222.4
MCBC economic interest	42%

MCBC proportionate share of MillerCoors net income	93.4
MillerCoors accounting policy elections(1)(2)	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)(3)	36.7
Share-based compensation adjustment(1)	(2.2)

Equity Income in MillerCoors	$155.6

    (1)
    See Part II—Financial Statements and Supplementary Data, Item 8 Note 3 "EQUITY INVESTMENTS", for a detailed discussion of these equity method adjustments.

    (2)
    We anticipate income of approximately $7.2 million in the first quarter of 2009 associated with this category. We do not anticipate any further amounts subsequent to the first quarter of 2009.

    (3)
    We anticipate that basis amortization income will be approximately $12 million for the full year of 2009. Asset impairments recorded by MillerCoors could change that amount significantly.

        The discussions below highlight the MillerCoors results of operations for the six months ended December 28, 2008, versus pro forma results for the same period in 2007.

Volume and net sales

        Total reported volume declined 2.6% during the six months ended December 31, 2008, versus the six months ended December 31, 2007. Contract packaging volume declined 4.6% during the period, while sales volume to wholesalers declined 2.3% due largely to a higher depletion of distributor inventories since July 1, 2008, versus the same period in 2007. Domestic STRs increased 0.1% during the period (STRs decreased 0.7% when adjusting for trading day differences). STR performance reflects strong growth in five of MillerCoors' six focus brands (Coors Light and Miller High Life reflecting single digit growth, with double digit growth experienced in MGD64, Blue Moon, and Keystone Light), which was largely offset by reductions in Miller Lite and Miller Chill performance. STR trends slowed during the fourth quarter, in line with an industry-wide slowdown and during a time of significant price increases.

        Total net sales per barrel increased 5.3% in 2008 due to higher domestic business base pricing and reduced discounting compared to the level of price promotion activity we experienced during the second half of 2007. Revenue increases were due in part to the acceleration of price increases from early 2008 to the fall of 2008.

Cost of goods sold

        Cost of goods sold increased to $66.96 per barrel in the six months ending December 31, 2008, versus $63.63 per barrel in the six months ending December 31, 2007. The net increase in cost of goods sold was driven by an increase in commodity, transportation and packaging costs, partly offset by the

MillerCoors legacy cost-reduction initiatives (internally named Resources for Growth and Project Unicorn).

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased by $20.7 million, or 2.0%, in 2008 versus 2007. Reductions were largely realized in general and administrative expenses and reflect the realization of organizational and non-organizational synergy savings during the period. Marketing investments increased slightly, as incremental spending on MGD64 launch costs, increases in Coors Light media spending, and tactical sales expenses were partly offset by the non-recurrence of prior year Miller Chill launch costs.

Contract Settlement

        During the second half of 2007, Miller recognized a $43.1 million nonrecurring contract settlement from an aluminum supplier. The contract settlement relates to periods prior to 2007.

Special Items

        MillerCoors recognized $103.8 million of special charges in 2008 compared to $28.2 million of net special charges in 2007. In 2008, the special charges were for integration related expenses for the MillerCoors joint venture and the impairment of the Sparks brand. MCBC's equity method accounting includes a favorable basis amortization income adjustment which offsets our 42% ($27.3 million) share of the $65.1 million Sparks impairment charge. Integration charges in 2008 include costs for severance, relocation, sales office closures and consulting costs. In 2007, the special charges were related to employee retention costs in anticipation of the MillerCoors joint venture and a newly initiated program focused on long term labor savings across the supply chain areas.

United Kingdom Segment

        The United Kingdom segment consists of our production and sale of the CBL brands principally in the United Kingdom, our consolidated joint venture arrangement for the production and distribution of Grolsch in the United Kingdom and Republic of Ireland, factored brand sales (beverage brands owned by other companies but sold and delivered to retail by us) and the equity method Tradeteam joint venture for the distribution of products throughout Great Britain.

        See "Outlook for 2009" for discussion of forward looking trends regarding the United Kingdom segment.

	Fiscal year ended
	December 28, 2008(1)	% change	December 30, 2007(1)	% change	December 31, 2006(1)
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels(2)	9,039	(3.8)%	9,399	(7.5)%	10,166

Net sales	$1,342.2	(7.8)%	$1,455.6	5.7%	$1,377.5
Cost of goods sold	(906.9)	(7.2)%	(976.9)	5.2%	(929.0)

Gross profit	435.3	(9.1)%	478.7	6.7%	448.5
Marketing, general and administrative expenses	(360.9)	(6.6)%	(386.5)	5.3%	(367.1)
Special items, net	4.5	N/M	(14.1)	N/M	(7.8)

Operating income	78.9	1.0%	78.1	6.1%	73.6
Interest income(3)	10.7	(7.0)%	11.5	(1.7)%	11.7
Other (expense) income, net	(4.2)	N/M	(0.1)	N/M	4.8

Earnings before income taxes	$85.4	(4.6)%	$89.5	(0.7)%	$90.1

N/M = Not meaningful

(1)
52-weeks reflected in 2008 and 2007 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(3)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        Our United Kingdom segment results were negatively affected by an 8% year-over-year decrease in the value of the British Pound Sterling ("GBP") against the USD in 2008. In 2007, the GBP strengthened versus the USD resulting in an 8% appreciation impact to USD earnings before income taxes over 2006.

Volume and net sales

        Our United Kingdom segment owned-brand volumes decreased 4% in 2008 versus 2007, reflecting poor summer weather, continuing effects from smoking bans in the first half of 2008, and a weakening economy in the U.K.

        Our United Kingdom segment net revenue per barrel in local currency increased by 4% in 2008, with approximately 2% of this change related to non-owned factored brands that we deliver to retail, and our contract brewing arrangements which began mid-year. Comparable U.K. owned-brand net revenue per barrel in local currency increased by 4% in the year, due mainly to improved pricing in both the on-premise and the off-premise channels, along with favorable brand mix.

        Our United Kingdom segment owned-brand volumes decreased in 2007 on a 52 week versus 53 week basis. After excluding the 53rd week, volume decreased 6% due to an extended period of unusually rainy and cool weather conditions throughout the summer in 2007, and the impact of the enacted smoking bans on the U.K. on-premise channel beer market in the second half of 2007.

        Our United Kingdom segment net revenue per barrel in local currency increased by 5% in 2007, with approximately 3% of this change related to non-owned factored brands that we deliver to retail. In particular, we acquired the Camerons on-premise distribution business early in the third quarter. The addition of this business will raise our Europe net sales per barrel and cost of goods per barrel several percentage points for the next year, due to a step-up in our factored brand sales. U.K. owned-brand net revenue per barrel in local currency increased nearly 3% in the year, due mainly to pricing improvements predominantly in the on-premise channel.

Cost of goods sold

        Cost of goods sold per barrel in local currency increased by 4% in the year, with approximately 2% of this change related to factored brand sales, and contract brewing sales. Comparable cost of goods sold for our U.K. owned brands increased about 6% per barrel in local currency, driven by input cost inflation, higher pension costs, and the impact of spreading fixed costs over lower sales volume, partly offset by cost savings.

        Cost of goods sold per barrel in local currency increased by 5% in 2007, with approximately 4% of this change related to factored brand sales, including Camerons. Cost of goods sold for our U.K. owned brands increased about 1% per barrel in local currency, driven by input cost inflation and the impact of spreading fixed costs over lower sales volume, partly offset by cost savings.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the U.K. were relatively flat compared to 2007 in local currency. Marketing spending decreased by approximately 9% as management took action to reduce spending in line with the trading environment. General and administrative costs increased 6% compared to 2007 predominantly due to higher bad debt and pension charges.

        In 2007, marketing, general and administrative expenses in the U.K. decreased approximately 3% in local currency. Marketing spending increased 2% due to the continued roll-out of our new advertising campaigns for Carling, C2, and re-launching Coors Light. General and administrative costs decreased 6% compared to 2006 due to cost reduction programs.

Special items, net

        We recognized a net special credit of $4.5 million in 2008 and $14.1 million of special charges 2007. The 2008 items were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts offset by a one-time gain on the sale of non core business assets of $2.7 million and a one time pension gain of $10.4 million due to the cessation of employee service credit to its defined benefit pension plan. The 2007 items are noted below. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

        We recognized $14.1 million and $7.8 million of special charges in 2007 and 2006, respectively. The 2007 items were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts and an increased pension liability in recognition of our existing pension benefit in accordance with U.K. law. The 2006 items were also a result of charges recognized as part of restructuring the supply chain operation and back office organization, partly offset by a pension curtailment gain due to the reduction in our workforce. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

Other (expense) income, net

        We incurred net other expense of $4.2 million and $0.1 in 2008 and 2007, respectively. The increase noted is due to profit from our distribution joint venture, Tradeteam, being included in other income in 2007, but reclassified to cost of goods sold in 2008.

        We incurred net other expense of $0.1 million in 2007 as compared to a net other income of $4.8 million for 2006. The decrease noted is due to a non-recurring gain recognized on a sale of a surplus property in 2006, partly offset by improved year-over-year profit performance by our distribution joint venture, Tradeteam.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income in local currency versus the prior years was flat in 2008 and decreased by 2% in 2007. The year over year change for 2007 and 2006 is also a result of lower loan balances when compared to the prior year.

Global Markets and Corporate

        Global Markets includes results of operations in developing markets around the world, including Asia, Mexico, the Caribbean (not including Puerto Rico) and continental Europe. Corporate includes interest and certain other general and administrative costs that are not allocated to the operating segments. The majority of these corporate costs relates to worldwide finance and administrative functions, such as corporate affairs, legal, human resources, insurance, and risk management.

Global Markeets and Corporate

	Fiscal year ended
	December 28, 2008(1)	% change	December 30, 2007(1)	% change	December 31, 2006(1)
	(Volumes in thousands, dollars in millions, except percentages)
Volume in barrels(2)	370	(3.9)%	385	5.2%	366

Net sales	$62.9	(6.0)%	$66.9	3.7%	$64.5
Cost of goods sold	(38.0)	0.3%	(37.9)	11.1%	(34.1)

Gross profit	24.9	(14.1)%	29.0	(4.6)%	30.4
Marketing, general and administrative expenses	(137.7)	(4.8)%	(144.6)	(5.8)%	(153.5)
Special items, net	(58.2)	N/M	(13.4)	N/M	4.0

Operating loss	(171.0)	32.6%	(129.0)	8.3%	(119.1)
Interest expense, net	(96.7)	(13.2)%	(111.4)	(19.5)%	(138.4)
Debt extinguishment costs	(12.4)	N/M	(24.5)	N/M	—
Other expense, net	(13.5)	N/M	(3.9)	N/M	(3.5)

Loss before income taxes	$(293.6)	9.2%	$(268.8)	3.0%	$(261.0)

N/M = Not meaningful

(1)
52-weeks reflected in 2008 and 2007 versus 53-weeks included in 2006.

(2)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold reflect our operations in Asia, continental Europe, Mexico and the Caribbean (excluding Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in 2008 were $137.7 million, down $6.9 million from 2007. This decrease was largely attributed to transfers of allocable costs to the operating segments from the corporate center, lower legal fees and reduced severance fees partially offset by increased incentive compensation.

        Marketing, general and administrative expenses in 2007 were $144.6 million, down $8.9 million from 2006. This decrease was largely attributed to transfers of allocable costs to the operating segments from the corporate center, lower legal fees and reduced severance fees partially offset by increased incentive pay resulting from improved operating performance over prior year.

Special items, net

        The $58.2 million of special items in 2008 were a result of $28.8 million of deal costs and integration planning costs associated with the formation of MillerCoors. We also recognized $22.8 million of transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions. Last, we incurred $6.6 million associated with other strategic initiatives. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

        The $13.4 million of special items in 2007 were a result of costs incurred associated with the proposed MillerCoors joint venture, and consist primarily of outside professional services. The special benefit of $4.0 million for 2006 was a result of $5.3 million adjustment to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the Merger, partially offset by costs incurred in closing our sales operations in Russia. We did not recognize a charge related to the floor provided on the exercise price of the stock options as the stock price exceeded the floor price in 2008 and 2007. See Part II—Financial Statements and Supplementary Data, Item 8 Note 8 "SPECIAL ITEMS, NET" to the Consolidated Financial Statements for further discussion.

Interest expense, net

        Net interest expense totaled $96.7 million for 2008, $14.7 million lower than the prior year. The decrease was primarily a result of lower average net debt levels outstanding. We also recognized a $12.4 million charge as a result of the debt extinguishment costs during 2008. See Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements for further discussion.

        Net interest expense totaled $111.3 million for 2007, $27.1 million lower than the prior year. The decrease was primarily a result of lower average net debt levels outstanding. We also recognized a $24.5 million charge as a result of the debt extinguishment costs during 2007. See Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other expense, net in 2008 increased from 2007 due to greater foreign currency exchange losses throughout the current year. Other expense, net in 2007 increased from 2006 due to greater foreign currency exchange losses throughout the current year.

Liquidity and Capital Resources

        Our primary sources of liquidity are provided by operating activities, external borrowings and asset monetizations. As of December 28, 2008, and December 30, 2007, we had net working capital of $121.0 million and $41.3 million, respectively. We commonly operate at a low level of working capital or working capital deficits given the relatively quick turnover of our receivables and inventory. We had total cash and cash equivalents of $216.2 million at December 28, 2008, compared to $377.0 million at December 30, 2007. Long-term debt was $1,831.7 million and $2,260.6 million at December 28, 2008, and December 30, 2007, respectively. Debt as of the end of 2008 consisted primarily of notes with longer-term maturities. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. Our business generates positive operating cash flow, and our debt maturities are of a longer-term nature. As a result, we believe the current unstable state of the financial and credit markets will not significantly impact our liquidity in the near term. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a downturn in consumer spending, a decline in the acceptability of alcohol beverages or any of the other factors we describe in Item 1A. "Risk Factors."

Operating Activities

        Net cash provided by operating activities of $411.5 million for the 52 weeks ended December 28, 2008, was lower by $204.5 million from the 52-week period ending December 30, 2007. Our 2008 operating cash flow and related comparisons to 2007 were influenced by a number of discrete factors.

  •
  Contributions to defined benefit pension plans (excluding MillerCoors' contributions in the second half of 2008) were higher in 2008 versus 2007 by $25.9 million, the impact of which is represented in changes in other assets and other liabilities. We made a $100 million contribution to the U.K. pension plan near the end of the year, making contributions to the U.K. plan higher in 2008 by $95.8 million when compared with 2007. Contributions to plans in Canada were higher by $4.0 million, offset by lower contributions to U.S. plans of $73.9 million (again, excluding MillerCoors contributions in the second half of 2008). There was a discretionary $50.0 million contribution to the U.S. plan in 2007.

  •
  Cash outflows paid by our U.S. business (prior to formation of MillerCoors) and our corporate group related to the formation of MillerCoors were higher by $59.5 million in 2008 than in 2007, the impact of which is represented in changes in other assets and other liabilities. These costs included employee retention costs, deal costs, and integration planning costs.

  •
  We paid approximately $40 million in employee withholding taxes during 2008 with the vesting of performance share units ("PSUs"). We withheld shares from employees, allowing them to satisfy their withholding obligation, which was a non-cash activity. However, cash was paid to the taxing authorities by the Company to satisfy the employees' obligation, which reduced operating cash flow. There was no comparable event in 2007.

  •
  Offsetting these items was the 2007 final contribution to the Memphis employees' multiemployer pension plan of $27.6 million, an outflow that did not occur in 2008.

  •
  Distributions from MillerCoors for the six months ended December 31, 2008, were $136.5 million. With regard to MillerCoors, there were several items which directly impacted the level of cash distributions received in the last half of 2008:

  •
  MillerCoors placed approximately $170.0 million on deposit with aluminum suppliers and derivative counterparties due to collateral requirements related to an unfavorable fixed price contract and derivative positions related to aluminum hedging and other price risk mitigation programs. Our 42% portion of the collateral amount is $71.4 million. (These amounts effectively amount to prepayments of amounts that could be due over the next one to three years if aluminum and other commodity prices stay at their currently low levels.)

    •
    MillerCoors incurred severance restructuring and integration costs of $38.7 million in the last half of 2008, our 42% portion of which is $16.3 million. These costs are necessary to attain the synergies of the MillerCoors combination. In addition, MillerCoors incurred approximately $70.0 million of capital expenditures related specifically to synergy attainment, our 42% portion of which is $29.4 million. MillerCoors also incurred baseline capital expenditures not related specifically to synergy attainment.

    •
    MillerCoors contributed $71 million to defined benefit pension plans in the last half of 2008, our 42% portion of which is $29.8 million.

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

        We expect that 2009 operating cash flows will continue to be challenged by a difficult operating environment, and MillerCoors continuing investments as part of their $500 million synergy generation initiatives. Also, our indemnity obligations to FEMSA related to our discontinued business in Brazil represent an ongoing risk due to the uncertain nature of those obligations. Offsetting these risks is a positive pricing environment in nearly all of our markets early in 2009, and the expectation that MillerCoors will begin delivering substantial cost synergies in 2009.

Investing Activities

        Net cash used in investing activities of $269.5 million for the year ended December 28, 2008 was lower by $169.6 million compared to 2007. The primary reason for the variance between years was lower additions to properties in 2008. Higher additions in 2007 were related to the completion of the build-out and conversion of CBC's Shenandoah, Virginia facility from a packaging facility to a full brewery and packaging facility. The Shenandoah facility was contributed to MillerCoors in 2008 along with CBC's other assets and liabilities. 2007 additions also included CBL's $90.0 million expenditure for the purchase of kegs in the U.K. from our former third party logistics service provider. Investing activities were also favorable by $45.6 million due to purchases in 2007 and subsequent sales in 2008 of investment securities. We also purchased a U.K. wholesaler business for $26.7 million in 2007, with no comparable purchases in 2008. 2008 outflows included $84.3 million of cash contributed to MillerCoors at its initial formation.

        Net cash used in investing activities of $439.1 million for the year ended December 30, 2007 was higher by $144.3 million compared to 2006. The primary reason for the variance between years was lower cash inflows associated with sales of assets and businesses. In 2007, these proceeds totaled approximately $38.1 million, with the largest proceeds associated with the sale of our investment in the House of Blues Canada business, which resulted in $30.0 million of proceeds. However, in 2006, we collected $145.1 million of proceeds; specifically, we collected $79.5 million from the sale of the Kaiser business in Brazil, $36.5 million from the sale of our preferred equity interests in the Montréal Canadiens hockey club, and $29.1 million from various other sales. In 2007, we spent $26.7 million to acquire an on-premise distribution business in the U.K., while we had no business acquisitions in 2006, and invested $22.8 million in short-term investments, versus no such investments in 2006. Partially offsetting these items in 2007 versus 2006, additions to properties and intangible assets were lower by $18.0 million due primarily to higher capital additions in 2006 associated with the build-out of the Shenandoah brewery in the U.S., offset by CBL's large purchase of kegs in April 2007 of $90.0 million.

Financing Activities

        Our debt position significantly affects our financing activity. See Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements for a summary of our debt position at December 28, 2008 and December 30, 2007.

        Net cash used in financing activities totaled $266.9 million in 2008, compared to net cash provided of $8.4 million during 2007, an unfavorable variance of $275.3 million. We collected $150.5 million less in proceeds from employee exercises of stock options in 2008 versus 2007. During 2008, we repaid $181.3 million of long-term notes through early retirement. During 2007, our primary activities involved refinancing a significant portion of our debt portfolio by issuing $575.0 million in convertible notes, while repaying $625.0 million of our previously existing senior notes. We also spent a net $49.7 million for the purchase of a note hedge and sale of warrants associated with the convertible notes and $10.2 million for costs directly associated with the convertible notes offering.

        Net cash provided by financing activities totaled $8.4 million in 2007, compared to net cash used of $401.2 million during 2006, a favorable variance of $409.7 million. We collected $126.2 million more in proceeds from employee exercises of stock options in 2007 versus 2006. Debt-related cash flows during 2007 were discussed above. During 2006, most of our activity associated with debt obligations was associated with repayments, which totaled $355.4 million.

Capital Resources

        See Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit. As discussed in the Financing Activities section above, during the second quarter of 2007, we issued $575.0 million of senior convertible notes, with a coupon rate of interest of 2.5%. In the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625.0 million of 6.375% senior notes due 2012 and fund additional related charges as noted above. On February 7, 2008, we announced a tender for and repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The debt extinguishment was funded by existing cash resources.

        The vast majority of our remaining debt borrowings as of December 28, 2008, consisted of publicly traded notes totaling $1.7 billion principal amount, with maturities ranging from 2010 to 2015. Our remaining debt other than the notes consists of various notes payable of $176.0 million at consolidated joint ventures, which mature in 2011. We maintain a $750 million revolving multi-currency bank credit facility to manage short-term liquidity requirements through periods of lower operating cash flow. There were no outstanding borrowings under this financing vehicle as of December 28, 2008. We maintained a $500 million commercial paper program through 2008 and in prior years. We had not borrowed under the commercial paper program since 2006. In consideration of the costs to maintain the program, as well as the relatively high interest costs that would be incurred should we borrow under the program given our credit rating standings and the current financial credit markets, we anticipate that we will close our commercial paper program in February 2009.

        While the start-up of MillerCoors entails potential demands for capital for integration and restructuring efforts, we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternatives in 2009 and beyond, which could include pension plan funding elections, dividend increases, stock repurchases, reinvesting cash into our existing businesses and preserving cash flexibility for potential strategic investments. Any repurchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe are currently unstable due to the recent financial crisis. Based on communications with lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding under this facility.

Credit Rating

        On July 3, 2008, Moody's affirmed our Baa2/Prime2 ratings and changed the outlook to positive from developing, following the formation of MillerCoors. Our long-term credit rating with Standard and Poor's is BBB. On February 11, 2009, Standard and Poor's announced it had placed MCBC on credit watch with negative implications. Standard and Poor's indicated that if any downgrade were to occur, it would be limited to one notch (BBB-), which is still "investment grade," but only one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of December 28, 2008), and trigger certain collateral requirements on out-of-the money derivative liabilities, as discussed in Part II—Financial Statements and Supplementary Data, Item 8 Note 18 "DERIVATIVE INSTRUMENTS" to the Consolidated Financial Statements.

MillerCoors

        MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners. However, we expect that our 2009 operating cash flows and investing cash flows will be unfavorably impacted by MillerCoors' internal cash flow requirements. We anticipate that MillerCoors will spend approximately $170 million in 2009 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be $100-$140 million in 2009.

Capital Expenditures

        In 2008, we spent $230.5 million (including approximately $21.4 million spent at consolidated joint ventures) on capital improvement projects worldwide. Of this, approximately 38% was in support of the U.K. segment, with the remainder split between the U.S. first half of 2008 (24%), Canada (32%) and Global Markets and Corporate (6%). The capital expenditure plan for 2009 is expected to be approximately $140 million, excluding MillerCoors and our consolidated joint ventures.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 28, 2008

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Total debt, including current maturities(1)	$1,831.8	$0.1	$476.1	$619.4	$736.2
Interest payments(2)	380.3	80.9	137.2	97.6	64.6
Derivative payments(2)	2,525.8	117.3	590.2	1,818.3	—
Retirement plan expenditures(3)	184.2	78.5	19.7	21.8	64.2
Operating leases	225.5	53.8	77.2	45.6	48.9
Capital leases	0.4	0.4	—	—	—
Other long-term obligations(4)	3,750.4	634.0	1,147.4	406.8	1,562.2

Total obligations	$8,898.4	$965.0	$2,447.8	$3,009.5	$2,476.1

(1)
Refer to debt schedule in Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements.

(2)
The "interest payments" line includes interest on our bonds and other borrowings outstanding at December 28, 2008, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, £530 million ($773 million at December 28, 2008 exchange rates) payment due the cross currency swap counterparty in 2012, CAD$1,201 million ($983 million at December 28, 2008 exchange rates) payment due the cross currency swap counterparty in 2012, CAD $355 million ($291 million at December 28, 2008 exchange rates) payment due the cross currency swap counterparty in 2010, and CAD $100 million ($82 million at December 28, 2008 exchange rates) payment due the cross currency swap counterparty in 20011. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We anticipate receiving a total of $2,315 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase.

Net interest payments, including swap receipts and payments by period
Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$590.6	$78.8	$128.0	$319.2	$64.6
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Approximately $447 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production. Approximately $1,236 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

        Not included in these contractual cash obligations are $230.4 million of unrecognized tax benefits and $124.8 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of any related cash payments.

Other Commercial Commitments as of December 28, 2008

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$34.5	$34.5	$—	$—	$—

Advertising and Promotions

        As of December 28, 2008, our aggregate commitments for advertising and promotions, including marketing at sports arenas, stadiums and other venues and events, total approximately $281 million over the next five years and thereafter. Our advertising and promotions commitments are included in other long-term obligations in the contractual cash obligations table above.

Pension Plans

        Our consolidated, unfunded pension position at the end of 2008 was approximately $319 million, an increase of $144 million from the end of 2007. Our unfunded position in the U.K. increased from $91.3 million at the end of the 2007 to $222.9 million at the end of 2008, despite employer contributions of $127.5 million, actuarial gains to the discounted benefit obligation of $167.1 million (due mainly to a higher discount rate in 2008), and a $98.5 million reduction to the net liability as a result of foreign exchange translation (GBP weakened versus the USD during 2008). Offsetting these items was a $371.0 million loss on plan assets. Our unfunded position in Canada increased from $63.6 million to $89.2 million, despite $100.4 million of employer contributions, actuarial gains to the discounted benefit obligation of $197.1 million (due mainly to a higher discount rate in 2008), and a $25.6 million reduction to the net liability as a result of foreign exchange translation (CAD weakened versus the USD during 2008). Offsetting these items was a $194.5 million loss on plan assets. Our contribution of the CBC pension plan to MillerCoors had little impact because it was largely funded at the end of 2007. The decline in the market value of the plans' assets was the result of the global financial and economic crisis in late 2008. Approximately $29.6 million of the underfunded pension position at the end of 2008 was the responsibility of the minority owners of BRI. See Part II—Financial Statements and Supplementary Data, Item 8 Note 16 "EMPLOYEE RETIREMENT PLANS" to the Consolidated Financial Statements for more detail on the funded status of these plans.

        We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet expense and asset return forecasts in any given year. Pension contributions on a consolidated basis were $228.6 million in 2008, which include a discretionary $100 million contribution in the United Kingdom. MillerCoors contributed $71 million to its pension plans in the last half of 2008. We anticipate making approximately $69.4 million (including approximately $20.8 million at consolidated joint ventures) of both statutory and voluntary contributions to our pension plans in 2009. We have taken numerous steps in recent years to reduce our exposure to these long-term obligations, including the closure of the U.K. pension plan to future earning of service credit in late 2008. However, the cash requirements of these plans, and their dependence upon the global financial markets for their financial health, will continue to require potentially significant amounts of cash funding.

Postretirement Benefit Plans

        Our consolidated, unfunded postretirement benefit position at the end of 2008 was approximately $210.2 million, a decrease of $259.8 million from the end of 2007. Benefits paid under our postretirement benefit plans were approximately $17.6 million in 2008 and $24.5 million in 2007. The largest component of this decrease was the contribution of the U.S. plan to MillerCoors, which had $146.3 million unfunded position when contributed. Actuarial gains due to higher discount rates and liability reductions due to foreign exchange translation accounted for the remainder of the decrease. Under our postretirement benefit plans, we expect payments of approximately $9.1 million in 2009. See Part II—Financial Statements and Supplementary Data, Item 8 Note 17 "POSTRETIREMENT BENEFITS" to the Consolidated Financial Statements for more detail on these plans.

Contingencies

        In the ordinary course of business or in the course of the sale of a business, we enter into contractual arrangements under which we may agree to indemnify third-parties from any losses or guarantees incurred relating to pre-existing conditions for losses or guarantees arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See Part II—Financial Statements and Supplementary Data, Item 8 Note 20 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements under the captions "Environmental," "Indemnity Obligations—Sale of Kaiser" and See Part II—Financial Statements and Supplementary Data, Item 8 Note 3 "EQUITY INVESTMENTS" to the Consolidated Financial Statements under the caption "Montréal Canadiens."

MillerCoors-Sparks

        Sparks, a MillerCoors brand, is a leading product in the caffeinated alcohol beverages category. During 2008, a task force of the National Association of Attorneys General, the umbrella organization for the states' attorneys general in the U.S., had expressed concern about this category and product (collectively, the "AGs' Investigations"). In December 2008, MillerCoors reached an agreement with the AGs to reformulate the Sparks products to remove all caffeine, guarana, ginseng and taurine. In addition, with limited exceptions, MillerCoors agreed to not produce any additional products containing caffeine or guarana, and also made certain changes to its marketing to reflect concerns raised by the AGs. MillerCoors also agreed to pay $0.6 million for the costs of the AGs' Investigations.

        In September 2008, a public interest litigation group filed suit against MillerCoors in a local court in the District of Columbia, alleging that Sparks is an "adulterated product" because it contains caffeine and other ingredients that the group claims have not been determined by the U.S. Food & Drug Administration (FDA) to be generally recognized as safe for use in alcoholic beverages (D.C. Superior Court No. 2008 CA 6605). Because of the above-referenced AG agreement, MillerCoors is confident that this lawsuit will be dismissed.

Off-Balance Sheet Arrangements

        As of December 28, 2008, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2009

        We will continue our focus on being a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility.

        In 2009, we will continue to focus on building strong brands, reducing costs in each of our businesses, and generating cash.

  •
  In Canada, as with our other global markets, we will balance the priorities of price and volume, with a bias to invest in and grow our brands. Price discounting activity has continued, especially in the Québec off-premise channel, which has hurt our volume trends. Recent price increases across the major Canadian provinces have offset some of the impact of competitive discounting. We will remain focused on balancing our strategic volume priorities and building the equity of our brands, while ensuring that we continue to be price competitive on a market-by-market basis. Also, late in 2008, Blue Moon production was moved from our Montréal brewery to MillerCoors, and we have taken action to reduce staffing levels and other costs to offset the negative financial impact of lower production levels.

  •
  In the U.S., MillerCoors will continue working to deliver upon the $500 million synergy commitment, while maintaining the strong momentum of the MillerCoors strategic brands.

  •
  In the U.K., we anticipate a challenging trading environment to continue in 2009 due to the weak local economy. Commodity inflation will also be a challenge in 2009. Nonetheless, we believe that our U.K. business is now on a firmer footing as it benefits from our new contract brewing arrangement, the Magners cider agreement, and recent supplier renegotiations. Moreover, our brand strength has consistently supported positive pricing, and we increased prices effective the first quarter of 2009.

        Regarding costs, our management teams continue to exceed their goals for reducing costs in each business. The current inflationary environment presents a significant challenge for us to overcome by continuing to drive pricing and cost savings across many areas of our business.

  •
  Looking to the final year of the RFG program, we are confident that we can achieve our three-year RFG goal of $250 million. These savings will be incremental to the $500 million anticipated MillerCoors cost synergies.

  •
  In Canada, we expect our comparable 2009 cost of goods sold per barrel in local currency to increase at a low-single-digit rate versus 2008 due to continued inflationary pressures, partially offset by anticipated reductions in certain commodity and fuel inflation rates in 2009, along with continued delivery of our RFG savings inititives.

  •
  MillerCoors plans to deliver approximately $128 million of its cost synergies in the first half of 2009. By the end of calendar 2009, MillerCoors expects to achieve a total of $238 million in synergies, surpassing MillerCoors' original forecast of $225 million. This does not reflect a change in the original $500 million, three-year program, but rather an acceleration in the delivery of those synergies.

  •
  Our U.K. team is targeting substantial savings as part of the RFG program, driven by supplier negotiations and operational efficiencies. In a challenging industry volume environment, our preliminary view for 2009 is that U.K. owned-brand cost of goods will increase at a low-double-digit rate per barrel in local currency, driven by mid-single-digit inflation and production mix changes, which are related to relative growth in contract brewing, Magners cider, and off-premise sales. Most of these mix changes also increase net sales per barrel and are broadly neutral to gross margin.

        Finally, with regard to foreign currency impacts, if the Canadian Dollar and British Pound remain consistent relative to the U.S. Dollar, we may face substantial currency translation impacts in the first three quarters of 2009 when compared with the 2008 actual results for those periods:

  •
  At 2008 year end rates, Canadian Dollar devaluation would negatively impact our Canada pretax earnings by approximately 15% to 20% over prior-year pretax earnings in each of the first three quarters of 2009, with minimal impact in the 4th quarter. We anticipate our debt structure and currency hedging programs would offset about 50% to 60% of this foreign currency translation impact in 2009.

  •
  British Pound devaluation would negatively impact our U.K. pretax earnings by about 25% to 30% in the second and third quarters of the year, with a 10% impact in the fourth quarter. Our U.K. business generally reports a small loss in the first quarter, so currency effects are minimized. We have no significant currency hedges focused on British Pound exposures.

        Beginning in the first quarter of 2009, we expect to deconsolidate Brewers Retail Inc. ("BRI"), which operates the Ontario beer stores. BRI is a variable interest entity, and until now we have held a majority of the variable interests in it, requiring its consolidation. Since our variable interests are based on market share and usage levels of BRI's services, another variable interest holder's acquisition activity has caused our variable interests to decrease, causing us to no longer be the primary beneficiary. Upon deconsolidation we will account for BRI using the equity method of accounting. This change will decrease Canada pretax income and decrease Corporate interest expense a similar amount, resulting in no significant impact on consolidated results of operations. In 2008, we reported approximately $10 million related to BRI pretax income and interest expense. Upon adoption of FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), we may record a one-time gain or loss related to deconsolidation of BRI as we apply fair value accounting to the deconsolidation of this entity.

Global Markets and Corporate

        We forecast full-year 2009 global markets and corporate general and administrative expense of approximately $150 million, plus or minus 5%.

Interest

        We anticipate 2009 corporate net interest expense of approximately $90 million at December 28, 2008 foreign exchange rates, excluding U.K. trade loan interest income.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During 2009, the Company expects to recognize a $50 to $60 million income tax benefit due to a reduction in unrecognized tax benefits. This income tax benefit is primarily due to penalties and interest associated with issues subject to audits that we believe are going to close in the next year. As a result, we anticipate that our 2009 effective tax rate on income will be in the range of 16% to 20%. We note, however, that there are other pending tax law changes in Canada that, if enacted, would result in an approximate $100 million additional decrease to unrecognized tax benefit liabilities. This one-time, non-cash income tax benefit would be recognized in the quarter in which the bill is enacted. In addition, there are other pending law changes in the U.S., U.K., and Canada that, if enacted, could have an impact on our effective tax rate.

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

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in Canada and the United Kingdom. We also have postretirement welfare plans in Canada and the United States that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        At the end of each fiscal year, we perform an analysis of high quality corporate bonds and compare the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in Canada. We reference a published bond index rate whose duration reflects our obligations in determining our discount rate with respect to U.K. pension liabilities. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A 50 basis point change in certain assumptions made at the beginning of 2008 would have had the following effects on 2008 pension expense:

	Impact to 2008 pension costs -50 basis points (unfavorable) favorable
Description of pension sensitivity item	Reduction	Increase
	(In millions)
Expected return on Canada salary plan assets, 4.90%	$(1.3)	$1.3
Expected return on Canada hourly plan assets, 7.85%	$(3.4)	$3.4
Expected return on Canada—BRI plan assets, 7.60%	$(2.3)	$2.3
Expected return on U.K. plan assets, 7.50%	$(7.8)	$7.8
Discount rate on Canada salary pension expense, 5.25%	$0.5	$(0.4)
Discount rate on Canada hourly pension expense, 5.25%	$(0.2)	$0.1
Discount rate on Canada—BRI pension expense, 5.25%	$(1.4)	$1.4
Discount rate on U.S. pension expense, 6.45%	$—	$—
Discount rate on U.K. pension expense, 6.00%	$(12.8)	$2.2

        Certain components of pension and postretirement benefits expense are impacted by methodologies that normalize, or "smooth," changes to the funded status of the liabilities with respect to their recognition in the income statement. We employ two primary methodologies in this respect: the "market-related value" approach for assets valuation and the "corridor approach" for amortizing actuarial gains and losses.

  •
  Our expected return on assets percentage factor is not applied to the actual market value of assets as of the end of the preceding year in determining that component of pension expense; rather it is applied to the "market-related value," which employs an asset smoothing approach to the asset pools. While employer contributions and realized gains and losses (such as dividends received or gains and losses on sales of assets) are reflected immediately in the "market-related value" of assets, unrealized gains and losses are amortized into the "market-related value" over five years. Therefore, only 20% of the significant unrealized losses in asset values experienced in the later part of 2008 will enter into "market-related value" asset pools upon which 2009 expected return on plan assets (a component of pension expense) will be calculated. However, those losses continue to be amortized into the "market-related value" pools of assets through 2013. Therefore, if asset values do not recover or recover more slowly than they declined, future years' pension expense will continue to be impacted by the losses experienced in late 2008.

  •
  Our pension and postretirement plans expense is also influenced by the amortization (or non-amortization) of gains and losses. Gains and losses occur when actual experience differs from estimates and assumptions with regard to asset returns, discount rates and other estimates related to plan participants, such as turnover, mortality and rate of salary increases.

    Such gains and losses impact the funded status of our plans when they are measured, with an offset in other comprehensive income, thereby deferring their recognition in the income statement. We employ a "corridor" approach for determining the potential amortization of these gains and losses as a component of pension and postretirement plans' expense. To the extent gains and losses are greater than a set threshold or "outside the corridor," the difference is amortized over the remaining working life of the plan's participants. If a plan has been closed, such as our U.K. Plan as of April 1, 2009, the remaining life of all plan participants (including retirees) is used for the amortization period. The corridor is defined as the greater of 10% of a plan's projected benefit obligation or 10% of a plan's assets.

    The "market-related value" approach for asset impacts the amortization of gains and losses because any one year's plan assets' gains or losses are amortized over a five year period (20% per year) when determining the gains and losses to be compared to the 10% corridor. Similar to the impact on expected return on plan assets discussed above, this may result in significant movements in pension expense for several years following a significant loss or gain, such as the loss we experienced in 2008 due to the global financial crisis.

    Additionally, increases in discount rates, such as we experienced in 2008, created gains in our plans, which offset asset losses within the corridor. As a result, we will reflect little if any amortization of gains or losses in 2009 pension expense for the U.K. and Canada plans because their relevant gains and losses are inside the corridor. However, the significant asset losses from late 2008 will continue to enter into the calculation of gains and losses to be compared against the corridor through 2013. To the extent that asset values do not recover, or do not recover as rapidly as they declined, this factor creates risk of higher pension expense in future years due to the potential amortization of losses.

    The table above demonstrates the potential impact of the amortization of gains and losses, specifically with regard to the last line showing the hypothetical impact on 2008 pension expense of a 50 basis point decrease the U.K. plan's discount rate. Had the discount rate chosen for the U.K. plan at the end of 2007 been 5.5% instead of 6.0%, the U.K. plan's losses would have exceeded the corridor and higher pension expense for 2008 in the amount of $12.8 million would have been recognized due the amortization of a portion of those losses.

        MillerCoors also employs a corridor approach with regard to amortizing gains and losses present in their pension and postretirement plans. However, MillerCoors uses the "market value" approach to determine plan asset gains and losses to be compared to the corridor, meaning there is no smoothing of those asset gains and losses over five years. As a result, MillerCoors pension expense is subject to additional volatility when compared to MCBC's plan. As a result, their 2009 pension expense will be significantly higher than 2008 pension expense, unfavorably impacting our equity method income in 2009 from MillerCoors.

        See Part II—Financial Statements and Supplementary Data, Item 8 Note 16 "EMPLOYEE RETIREMENT PLANS" and Note 17 "POSTRETIREMENT BENEFITS" to the Consolidated Financial Statements, for further information about the financial status of these plans.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.7)	$1.4
Effect on postretirement benefit obligation	$(13.4)	$12.2
Canada plans (BRI)
Effect on total of service and interest cost components	$(1.1)	$0.8
Effect on postretirement benefit obligation	$(7.8)	$6.5
U.S. plan
Effect on total of service and interest cost components	$(0.5)	$0.4
Effect on postretirement benefit obligation	$(0.2)	$0.2

        Equity assets are well diversified between domestic and other international investments, with additional diversification in the domestic category through allocations to large-cap, small-cap and growth and value investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 28, 2008:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	42.0%	35.2%	50.0%	43.3%
Fixed income	58.0%	64.3%	40.0%	42.3%
Real estate	0.0%	0.0%	7.0%	6.5%
Other	0.0%	0.5%	3.0%	7.9%

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Part II—Financial Statements and Supplementary Data, Item 8 Note 20 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements for a discussion of our contingencies, environmental and litigation reserves at December 28, 2008.

        In 2006, we sold our interest in the Kaiser business. While we reduced our risk profile as a result of this transaction, we retained risk by providing indemnities to the buyer for certain purchased tax credits and for other tax, labor and civil contingencies in general. These are referenced in the section called "Contingencies" above and discussed in Part II—Financial Statements and Supplementary Data, Item 8 Note 20 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements.

        We use multiple probability-weighted scenarios in determining the values of indemnity liabilities. As discussed in Part II—Financial Statements and Supplementary Data, Item 8 Note 20

"COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements, we have recorded probable loss liabilities of $51.4 million and have estimated the value of the indemnity liability associated with purchased tax credits at $69.3 million, based on a total exposure of $306.0 million with regard to those liabilities. If the indemnity obligations were recorded as probable losses, our liabilities would have been higher by approximately $17.1 million at December 28, 2008.

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2008. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, most significantly Molson's core brands sold in Canada, the Carling brand sold in the U.K., and distribution rights to sell Coors Light in Canada, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment. See Part II—Financial Statements and Supplementary Data, Item 8 Note 12 "GOODWILL AND INTANGIBLES" to the Consolidated Financial Statements for further discussion and presentation of these amounts.

        We use a combination of discounted cash flow analyses and evaluations of values derived from market comparable transactions and earnings multiples of comparable public companies to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company and considered, when necessary, various scenarios, both favorable and unfavorable. In 2008, discount rates used for fair value estimates for reporting units was 9%. These rates are based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. We use an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Discount rates used for testing of indefinite-lived intangibles ranged from 9% to 10%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.

Derivatives and Other Financial Instruments

        The following tables present a roll forward of the fair values of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in millions):

Fair value of contracts outstanding at December 30, 2007	$(2,839.7)
Contracts realized or otherwise settled during the period	454.0
Fair value of new contracts entered into during the period	22.3
Other changes in fair value	404.8

Fair value of contracts outstanding at December 28, 2008	$(1,958.6)

	Fair value of contracts at December 28, 2008
Source of fair value	Maturities less than 1 year	Maturities 1 - 3 years	Maturities 4 - 5 years	Maturities in excess of 5 years	Total fair value
Prices actively quoted	$—	$(302.3)	$(46.8)	$(1,299.3)	$(1,648.4)
Prices provided by other external sources	30.6	(339.4)	—	—	(308.8)
Prices based on models and other valuation methods	(1.4)	—	—	—	(1.4)

	$29.2	$(641.7)	$(46.8)	$(1,299.3)	$(1,958.6)

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates, and for other strategic purposes related to our core business. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value. Such accounting is complex, as are the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts. The fair values of our derivatives are determined primarily from observable inputs that generally fall into Level 2 in the fair value hierarchy defined by SFAS No. 157, "Fair Value Measurements." See Part II—Financial Statements and Supplementary Data, Item 8 Note 1 "BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" under the caption "Adoption of New Accounting Pronouncements" to the Consolidated Financial Statements for further discussion. The fair values of our derivatives include credit risk adjustments to account for counterparties' credit risk (for derivative assets) and MCBC's non-performance risk (for derivative liabilities). These non-performance reserves resulted in a $7 million favorable adjustment to other comprehensive income, mainly because derivative liabilities exceed derivative assets as of the end of 2008.

        Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps and total return equity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

        We have performed a sensitivity analysis to estimate our exposure to market risk of interest rates, foreign exchange rates, commodity prices and equity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, commodity prices and equity price, specifically the stock price of Foster's Group ("Foster's") (ASX:FGL). During the third quarter of 2008, we entered into a cash settled total return swap with a Deutsche Bank in order to gain an economic exposure to Foster's, a major global brewer. The swap gives MCBC exposure to nearly 5% of Foster's outstanding common stock. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        We are required to post collateral with the counterparty if the swap is in an out-of-the-money position. If our credit ratings with Standard & Poor's and Moody's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for only that portion of the out-of-the-money liability exceeding $20.0 million. If either of our credit ratings falls below investment grade, we must post collateral for the entire out-of-the-money liability. As of December 28, 2008, neither party to this swap agreement has posted any collateral. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	December 28, 2008	December 30, 2007
	(In millions)
Foreign currency risk:
Forwards	$(16.6)	$(45.5)
Interest rate risk:
Debt, swaps	$(74.5)	$(95.0)
Commodity price risk:
Swaps	$—	$(19.1)
Cross currency risk:
Swaps	$(6.5)	$(5.2)
Equity price risk:
Cash settled total return swap	$(33.9)	$—

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

        We apply a two-step process to determine the amount of tax benefit to be recognized in cases where uncertainty exists. First, the tax position is evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. Our balance sheet reflects liabilities for such unrecognized tax benefits of $230.4 million as of December 28, 2008. During 2009, we expect to recognize a $50 million to $60 million income tax benefit due to a reduction in income tax benefits, related mainly to penalties and interest associated with issues subject to audits we believe are going to close in the next year. There are other pending tax law changes in Canada that, if enacted, would decrease our unrecognized tax benefits by approximately $100 million.

        We have elected to treat our portion of all foreign subsidiary earnings through December 28, 2008, as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. As of December 28, 2008, approximately $970 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.

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

Consolidations under FIN 46R

        RMMC and RMBC were dedicated predominantly to our packaging and distribution activities and were formed with companies which have core competencies in the aluminum and glass container businesses. Effective July 1, 2008, RMMC and RMBC were contributed to MillerCoors (who consolidates their results) and de-consolidated by MCBC. The CBL joint venture with Grolsch was formed to provide a long-term relationship with that brand's owner in a key segment of the U.K. beer market. We also consolidate the financial position and results of Brewers Retail, Inc. ("BRI"), of which Molson owns just over 50%, and provides all distribution and retail sales of beer in the province of Ontario in Canada. Our ownership of BRI is determined by our market share in the province of Ontario. Our market share and ownership percentage could be reduced as a result of lower trade or consolidation of certain of our competitors.

New Accounting Pronouncements

SFAS No. 141R "Business Combinations"

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. We are currently evaluating the effects, that SFAS 141R will have on our financial statements. The immediate impact of the income tax accounting provisions will increase volatility to our effective tax rate in 2009 and subsequent years. We have no business combination activity in process as of December 28, 2008. However, if we were to initiate business combination activity in 2009, the application of FAS 141R would have an immediate impact on our financial results as it requires acquisition costs to be expensed as incurred. Also, the significant differences in purchase price accounting required by FAS 141R could add volatility to our results if we complete acquisitions in future periods.

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest, (formerly referred to as minority interest), as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141R, including procedures associated with the deconsolidation of a subsidiary. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 in the first quarter of 2009 will require the reclassification of our reported non-controlling interests to stockholders' equity. The adoption of SFAS 160 will also change our reported Net Income in the first quarter of 2009, which will include the share of Net Income attributable to non-controlling interests. A new deduction will be presented at the bottom of the income statement to arrive at a new bottom-line total indicating net income attributable to the consolidating parent company. Earnings per share will still be calculated on net income attributable to the consolidating parent company.

        Due to a change in our ownership level of BRI, we expect to deconsolidate this entity from our financial statements during the first quarter of 2009, and begin to account for it under the equity method at that time. As a result, we may record a gain or loss upon BRI's deconsolidation due to SFAS 160's requirement that we apply fair value to our equity interest.

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense, and as result, lower net income. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. Our preliminary analyses have determined that if the liability and equity components of the Convertible Senior Notes had been separately valued at the time of their issuance on June 15, 2007, the amount allocated to long-term debt would have been approximately $463 million, and the amount allocated to equity would have been approximately $112 million. When we are required to retroactively adopt FSP APB 14-1 in fiscal 2009, interest expense for fiscal 2007 and 2008 will be increased retrospectively by non-cash amounts of approximately $9.0 million and $17.0 million, respectively. We anticipate recording additional non-cash interest expense on the Convertible Senior Notes in 2009 through 2013 of approximately $18 million to $20 million annually, thereby increasing the carrying value of the debt to $575 million by its maturity date in July 2013. Further, we expect that the carrying amount of the 2.5% Convertible Senior Notes will be discounted (decreased) and additional paid-in capital increased by approximately $86 million as of December 29, 2008.

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine recognized intangible asset under SFAS Statement No. 142, "Goodwill and Other Intangible Assets." This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not believe the adoption of FSP FAS 142-3 will have a significant impact on our financial statements.

Related Party Transactions

Transactions with Management and Others

        We employed members of the Coors and Molson families, who collectively owned 86% of the class A shares, common and exchangeable, of the Company throughout 2008. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

        As of December 28, 2008, the Molson Foundation and other entities controlled by the Molson family collectively owned 43% of our Class A common and exchangeable stock, approximately 3% of our Class B common and exchangeable stock. As of December 28, 2008, various Coors family trusts collectively owned approximately 43% of our Class A common and exchangeable stock, approximately 12% of our Class B common and exchangeable stock.

Certain Business Relationships

        See Part II—Financial Statements and Supplementary Data, Item 8 Note 3 "EQUITY INVESTMENTS" to the Consolidated Financial Statements regarding our significant related party transactions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to fluctuations in interest rates, foreign currencies, and the prices of production and packaging materials. We have established policies and procedures to govern the strategic management of these exposures through a variety of financial instruments.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates, and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. We also use derivatives for other strategic purposes related to our core business. We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the Canadian dollar ("CAD") and the British pound sterling ("GBP").

        Derivatives are either exchange-traded instruments or over-the-counter agreements entered into with highly rated financial institutions. No losses on over-the-counter agreements due to counterparty credit issues are anticipated. All over-the-counter agreements are entered into with counterparties rated no lower than A (Standard & Poor's) or A2 (Moody's). In some instances we have reciprocal collateralization agreements with our counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 28, 2008, no collateral was posted by our counterparties or us.

        Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term fixed rate debt, foreign currency forwards, commodity swaps, interest rate swaps, and cross currency swaps. See related value at risk and sensitivity analysis in the Derivatives and Other Financial Instruments section of Item 7.

	Notional amounts by expected maturity date
								December 28, 2008	December 30, 2007
	December
	2009	2010	2011	2012	2013	Thereafter	Total	Fair value	Fair value
	(In millions)
Long-term debt:
USD $300 million, 4.85% fixed rate, due 2010(1)	$—	$(300.0)	$—	$—	$—	$—	$(300.0)	$(302.3)	$(301.9)
CAD $200 million, 7.5% fixed rate, due 2011(2)	—	—	(163.7)	—	—	—	(163.7)	(169.1)	(217.4)
USD $45 million, 6.375% fixed rate, due 2012(3)	—	—	—	(44.6)	—	—	(44.6)	(46.8)	(236.2)
CAD $900 million, 4.85% fixed rate, due 2015(1)	—	—	—	—	—	(736.5)	(736.5)	(669.6)	(895.5)
USD $575 million, 2.5% convertible bonds, due 2013(4)	—	—	—	—	—	(575.0)	(575.0)	(629.7)	(691.3)
USD $27 million, 7.2% fixed rate, due 2013	—	—	—	—	—	—	—	—	(27.3)
Foreign currency management:
Forwards	190.8	110.1	18.6	—	—	—	319.5	52.1	(24.9)
Cross currency swaps(1)(3)	—	300.0	—	1,545.4	—	—	1,845.4	(197.3)	(472.5)
Commodity pricing management:
Swaps	5.1	1.1	—	—	—	—	6.2	(1.6)	(10.0)
Interest rate pricing management:
Interest rate swaps(2)	—	—	81.8	—	—	—	81.8	7.2	9.9
Equity pricing management:
Cash settled total return swap	339.5	—	—	—	—	—	339.5	(1.4)	—

(1)
Prior to issuing the bonds on September 22, 2005 (See Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

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

(3)
We are a party to certain cross currency swaps totaling GBP £530.0 million (approximately USD $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (See Part II—Financial Statements and Supplementary Data, Item 8 Note 18 "DERIVATIVE INSTRUMENTS" to the Consolidated Financial Statements for further discussion). The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges.

(4)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes in a public offering discussed further in Part II—Financial Statements and Supplementary Data, Item 8 Note 13 "DEBT AND CREDIT ARRANGEMENTS" to the Consolidated Financial Statements.

ITEM 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT

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

        The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, management concluded that, as of December 28, 2008, the Company's internal control over financial reporting was effective.

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

Peter Swinburn	Stewart Glendinning
President & Chief Executive Officer,	Chief Financial Officer,
Molson Coors Brewing Company	Molson Coors Brewing Company
February 24, 2009	February 24, 2009

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
    of Molson Coors Brewing Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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
February 24, 2009

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006(1)
Sales	$6,651.8	$8,319.7	$7,901.6
Excise taxes	(1,877.5)	(2,129.1)	(2,056.6)

Net sales	4,774.3	6,190.6	5,845.0
Cost of goods sold	(2,840.8)	(3,702.9)	(3,481.1)

Gross profit	1,933.5	2,487.7	2,363.9
Marketing, general and administrative expenses	(1,333.2)	(1,734.4)	(1,705.4)
Special items, net	(133.9)	(112.2)	(77.4)
Equity income in MillerCoors	155.6	—	—

Operating income	622.0	641.1	581.1
Other (expense) income, net
Interest expense	(103.3)	(126.5)	(143.0)
Interest income	17.3	26.6	16.3
Debt extinguishment costs	(12.4)	(24.5)	—
Other (expense) income, net	(8.4)	17.7	17.7

Total other expense	(106.8)	(106.7)	(109.0)

Income from continuing operations before income taxes and minority interests	515.2	534.4	472.1
Income tax expense	(102.9)	(4.2)	(82.4)

Income from continuing operations before minority interests	412.3	530.2	389.7
Minority interests in net income of consolidated entities	(12.2)	(15.3)	(16.1)

Income from continuing operations	400.1	514.9	373.6
Loss from discontinued operations, net of tax	(12.1)	(17.7)	(12.6)

Net income	$388.0	$497.2	$361.0

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,281.0)	795.0	157.2
Unrealized gain (loss) on derivative instruments	49.0	(3.4)	18.4
Realized gain (loss) reclassified to net income	3.9	2.9	(4.6)
Ownership share of MillerCoors other comprehensive loss	(211.2)	—	—
Pension and other other postretirement benefit adjustments	(196.9)	(6.6)	131.1

Comprehensive (loss) income	$(1,248.2)	$1,285.1	$663.1

Basic income (loss) per share:
From continuing operations	$2.19	$2.88	$2.17
From discontinued operations	(0.07)	(0.10)	(0.07)

Basic net income per share	$2.12	$2.78	$2.10

Diluted income (loss) per share:
From continuing operations	$2.16	$2.84	$2.16
From discontinued operations	(0.07)	(0.10)	(0.08)

Diluted net income per share	$2.09	$2.74	$2.08

Weighted average shares—basic	182.6	178.7	172.2
Weighted average shares—diluted	185.5	181.4	173.3

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	As of
	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$216.2	$377.0
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $7.9 and $8.8, respectively	432.9	758.5
Affiliates	39.6	—
Current notes receivable and other receivables, less allowance for doubtful accounts of $3.3 and $3.2, respectively	162.9	112.6
Inventories:
Finished, less allowance for obsolete inventories	89.1	164.0
In process	13.4	40.7
Raw materials	43.3	82.3
Packaging materials, less allowance for obsolete inventories	46.3	82.6

Total inventories	192.1	369.6
Maintenance and operating supplies, less allowance for obsolete supplies of $4.6 and $10.6, respectively	14.8	34.8
Other current assets, less allowance for advertising supplies	47.1	100.9
Deferred tax assets	—	17.9
Discontinued operations	1.5	5.5

Total current assets	1,107.1	1,776.8
Properties, less accumulated depreciation of $673.5 and $2,715.1, respectively	1,301.9	2,696.2
Goodwill	1,298.0	3,346.5
Other intangibles, less accumulated amortization of $274.9 and $312.1, respectively	3,923.4	5,039.4
Investment in MillerCoors	2,418.7	—
Deferred tax assets	105.3	336.9
Notes receivable, less allowance for doubtful accounts of $8.1 and $7.9, respectively	51.8	71.2
Other assets	203.4	179.5
Discontinued operations	7.0	5.1

Total assets	$10,416.6	$13,451.6

(continued)

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 28, 2008	December 30, 2007
Liabilities and stockholders' equity
Current liabilities:
Accounts payable:
Trade	$152.8	$351.6
Affiliates	17.7	29.1
Accrued expenses and other liabilities	690.8	1,189.1
Deferred tax liabilities	107.8	120.6
Short-term borrowings	—	0.1
Current portion of long-term debt	0.1	4.2
Discontinued operations	16.9	40.8

Total current liabilities	986.1	1,735.5
Long-term debt	1,831.7	2,260.6
Pension and post-retirement benefits	581.0	677.8
Derivative hedging instruments	225.9	477.4
Deferred tax liabilities	399.4	605.4
Unrecognized tax benefits	230.4	285.9
Other liabilities	47.6	90.9
Discontinued operations	124.8	124.8

Total liabilities	4,426.9	6,258.3
Commitments and contingencies (Note 20)
Minority interests	9.4	43.8
Stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.7 shares at December 28, 2008 and December 30, 2007, respectively)	—	—
Class B common stock, non-voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 157.1 shares and 149.6 shares at December 28, 2008 and December 30, 2007, respectively)	1.6	1.5
Class A exchangeable shares (issued and outstanding: 3.2 shares and 3.3 shares at December 28, 2008 and December 30, 2007, respectively)	119.4	124.8
Class B exchangeable shares (issued and outstanding: 20.9 shares and 25.1 shares at December 28, 2008 and December 30, 2007, respectively)	786.3	945.3

Total capital stock	907.3	1,071.6
Paid-in capital	3,270.4	3,022.5
Retained earnings	2,199.4	1,950.5
Accumulated other comprehensive (loss) income	(396.8)	1,104.9

Total stockholders' equity	5,980.3	7,149.5

Total liabilities and stockholders' equity	$10,416.6	$13,451.6

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$388.0	$497.2	$361.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273.4	345.8	438.4
Amortization of debt issuance costs and discounts	1.3	4.8	3.6
Share-based compensation	55.9	37.4	22.1
Loss (gain) on sale or impairment of properties and intangibles	39.2	49.6	(11.0)
Excess tax benefits from share-based compensation	(8.3)	(28.1)	(7.5)
Deferred income taxes	85.1	(97.9)	1.4
(Gain) loss on foreign currency fluctuations and derivative instruments	(1.5)	7.1	(4.6)
Equity income in MillerCoors	(155.6)	—	—
Distributions from MillerCoors	136.5	—	—
Equity in net income of other unconsolidated affiliates	(24.1)	(6.6)	(8.0)
Distributions from other unconsolidated affiliates	7.5	9.3	10.2
Minority interest in net income of consolidated entities	12.2	15.3	16.1
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	(128.2)	(47.7)	57.7
Inventories	39.3	(23.1)	7.8
Payables	(10.5)	(27.5)	4.1
Other assets and other liabilities	(310.8)	(137.2)	(71.5)
Operating cash flows of discontinued operations	12.1	17.6	13.4

Net cash provided by operating activities	411.5	616.0	833.2

Cash flows from investing activities:
Additions to properties and intangible assets	(230.5)	(428.3)	(446.4)
Proceeds from sales of businesses and other assets	38.8	38.1	29.1
Proceeds from sales (purchases) of investment securities, net	22.8	(22.8)	—
Acquisition of businesses, net of cash acquired	—	(26.7)	—
Proceeds in conjunction with the sale of preferred equity holdings of Montréal Canadiens	—	—	36.5
Investment in MillerCoors	(84.3)	—	—
Investment in and advances to an unconsolidated affiliate	(6.9)	—	—
Trade loan repayments from customers	25.8	32.3	34.2
Trade loans advanced to customers	(31.5)	(32.9)	(28.0)
Other	(3.7)	1.2	0.3
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	—	79.5

Net cash used in investing activities	(269.5)	(439.1)	(294.8)

        (continued)

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN MILLIONS)

	For the Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	59.0	209.5	83.4
Excess tax benefits from share-based compensation	8.3	28.1	7.5
Dividends paid	(139.1)	(114.8)	(110.5)
Dividends paid to minority interest holders	(20.3)	(17.0)	(17.8)
Proceeds from issuances of long-term debt	16.0	—	—
Proceeds from issuance of convertible debt	—	575.0	—
Debt issuance costs	—	(10.2)	(0.1)
Sale of warrants	—	57.0	—
Purchase of call options	—	(106.7)	—
Payments on long-term debt and capital lease obligations	(181.3)	(631.0)	(7.4)
Proceeds from short-term borrowings	54.5	179.2	83.7
Payments on short-term borrowings	(47.3)	(180.5)	(98.1)
Net proceeds from (payments on) commercial paper	—	—	(167.4)
Net proceeds from (payments on) revolving credit facilities	1.1	(6.1)	(166.2)
Change in overdraft balances and other	(29.8)	20.7	(1.5)
Proceeds (payments) on settlements of debt-related derivatives	12.0	5.2	(5.9)
Financing cash flows of discontinued operations	—	—	(0.9)

Net cash (used in) provided by financing activities	(266.9)	8.4	(401.2)

Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(124.9)	185.3	137.2
Effect of foreign exchange rate changes on cash and cash equivalents	(35.9)	9.5	5.6
Balance at beginning of year	377.0	182.2	39.4

Balance at end of year	$216.2	$377.0	$182.2

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN MILLIONS)

	Common stock issued		Exchangeable shares issued
							Accumulated other comprehensive income (loss)
					Paid-in capital	Retained earnings
	Class A	Class B	Class A	Class B				Total
Balances at December 25, 2005	$—	$1.2	$145.0	$1,552.5	$2,016.0	$1,423.0	$187.0	$5,324.7
Shares issued under equity compensation plans, including related tax benefit	—	—	—	—	84.3	—	—	84.3
Exchange of shares	—	0.1	(20.3)	(241.5)	261.7	—	—	—
Amortization of stock based compensation	—	—	—	—	27.9	—	—	27.9
Other comprehensive income, net of tax	—	—	—	—	—	—	302.1	302.1
Adjustment to adopt SFAS 158, net of tax	—	—	—	—	—	—	(172.1)	(172.1)
Net income	—	—	—	—	—	361.0	—	361.0
Cash dividends—$0.64 per share	—	—	—	—	—	(110.5)	—	(110.5)

Balances at December 31, 2006	—	1.3	124.7	1,311.0	2,389.9	1,673.5	317.0	5,817.4
Shares issued under equity compensation plans, including related tax benefit	—	0.1	—	—	238.7	—	—	238.8
Exchange of shares	—	0.1	0.1	(365.7)	365.5	—	—	—
Amortization of stock based compensation	—	—	—	—	37.4	—	—	37.4
Other comprehensive income, net of tax	—	—	—	—	—	—	787.9	787.9
Adjustment to adopt FIN 48	—	—	—	—	—	(105.4)	—	(105.4)
Sale of warrants	—	—	—	—	57.0	—	—	57.0
Purchase of call options, net of tax	—	—	—	—	(66.0)	—	—	(66.0)
Net income	—	—	—	—	—	497.2	—	497.2
Cash dividends—$0.64 per share	—	—	—	—	—	(114.8)	—	(114.8)

Balances at December 30, 2007	—	1.5	124.8	945.3	3,022.5	1,950.5	1,104.9	7,149.5
Shares issued under equity compensation plans, including related tax benefit	—	—	—	—	24.6	—	—	24.6
Exchange of shares	—	0.1	(5.4)	(159.0)	164.3	—	—	—
Amortization of stock based compensation	—	—	—	—	59.0	—	—	59.0
Contribution to MillerCoors, net of tax	—	—	—	—	—	—	134.5	134.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,636.2)	(1,636.2)
Net income	—	—	—	—	—	388.0	—	388.0
Cash dividends—$0.76 per share	—	—	—	—	—	(139.1)	—	(139.1)

Balances at December 28, 2008	$—	$1.6	$119.4	$786.3	$3,270.4	$2,199.4	$(396.8)	$5,980.3

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Molson Canada ("Molson"), operating in Canada; Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Coors Brewing Company ("CBC"), which operated in the United States ("U.S.") prior to the formation of MillerCoors LLC ("MillerCoors") (see below); and our other corporate entities.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"). The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in MillerCoors is accounted for by us under the equity method of accounting. See Note 2, "Segment and Geographic Information," and Note 3, "Equity Investments."

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Our Fiscal Year

        Our fiscal year is a 52 or 53 week period ending on the last Sunday in December. The fiscal years ended December 28, 2008 and December 30, 2007, were 52 week periods and fiscal year ended December 31, 2006, was a 53 week period.

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

Reporting Periods Presented

        The results of Kaiser and our joint venture, Brewers Retail Inc. (BRI), consolidated under FIN 46R, are reported one month in arrears for this and future reporting periods. For the year ended December 31, 2006, Kaiser's results include the results for December 2005 through January 13, 2006, (the date of the sale).

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

Reclassifications

        Certain reclassifications have been made to the 2006 and 2007 financial statements to conform to the 2008 presentation.

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

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain joint ventures that must be consolidated as variable interest entities under FIN 46R. These equity method investments include our equity ownership in MillerCoors in the U.S., Tradeteam (a transportation and logistics services company in the U.K.), and investments in Modelo Molson Imports, L.P., the Montréal Canadiens, BDL and House of Blues, all in Canada. See Note 3, "Equity Investments."

        There are no related parties that own interests in our equity method investments as of December 28, 2008.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Marketing, General and Administrative Expenses

        Our marketing, general and administrative expenses consist of advertising, sales costs, non-manufacturing administrative, and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are generally expensed when the advertising is first run. Advertising expense was $610.0 million, $858.1 million, and $906.9 million for years 2008, 2007, and 2006, respectively. Prepaid advertising costs of $8.1 million and $27.3 million, were included in other current assets in the Consolidated Balance Sheets at December 28, 2008, and December 30, 2007, respectively.

Trade Loans

        CBL extends loans to a portion of the retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being CBL attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2008, 2007 and 2006, these amounts were $10.7 million, $11.5 million and $11.7 million, respectively. This interest income is included in the U.K. segment since it is related solely to CBL.

        Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 28, 2008, and December 30, 2007, total loans outstanding, net of allowances, were $68.8 million and $98.4 million, respectively.

Allowance for Doubtful Accounts

        Canada's distribution channels are highly regulated by provincial regulation and experience few collectibility problems. However, Canada does have direct sales to retail customers for which an allowance is recorded based upon expected collectibility and historical experience.

        Because the majority of CBL sales are directly to retail customers, and because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At CBL, we provide allowances for uncollectible trade receivables and trade loans from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. Accounts are typically deemed uncollectible based on the sales channel, after becoming either one hundred twenty days or one hundred eighty days overdue. We record the provision in marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account or at the point an account is written off.

        We are not able to predict changes in financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables and trade loans could be materially affected.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Prior to the formation of MillerCoors, substantially all of the inventories in the United States were determined on the last-in, first-out ("LIFO") method. As of December 30, 2007,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the percentage of total inventories on the LIFO method was approximately 25%. Current cost in the United States, determined on the FIFO method, exceeded LIFO cost by $47.9 million at December 30, 2007.

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. There were no allowances for obsolete finished or packaging materials at December 28, 2008. At December 30, 2007, the allowances for obsolete inventories were $1.0 million for finished inventories and $0.6 million for packaging materials.

Fair Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates, adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities), see Note 18, "Derivative Instruments." Assuming current market rates for similar instruments, the fair value of long-term debt is presented in Note 13, "Debt and Credit Arrangements."

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

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually, and we evaluate our other intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in the evaluation of goodwill and intangible assets for impairment. See Note 12, "Goodwill and Intangible Assets."

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Cash paid for interest(1)	$84.2	$104.4	$132.5
Cash paid for taxes	$71.5	$77.6	$38.4
Receipt of note upon sale of property	$2.8	$—	$1.7
Issuance of restricted stock, net of forfeitures	$28.2	$11.1	$11.3
Issuance of performance shares, net of forfeitures	$0.9	$1.6	$65.3
Tax benefit from exercise of stock options	$8.3	$28.1	$7.4

(1)
2008 and 2007 includes cash paid for interest of $3.0 and $6.2 million associated with debt extinguishment costs, respectively.

        See Note 3, "Equity Investments," for a summary of assets and liabilities contributed to MillerCoors, the formation of which was a significant non-cash activity.

Adoption of New Accounting Pronouncements

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"

        On January 1, 2007, we adopted the FASB's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. However, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. As a result of the adoption of FIN 48, we increased tax related liabilities by a total of $132.1 million and recorded $3.9 million as a current liability for unrecognized tax benefits and $128.2 million as a non-current liability for unrecognized tax benefits. The cumulative effect of applying the new requirement has been recorded as a reduction to the beginning balance of retained earnings in the amount of $105.4 million, an increase to goodwill in the amount of $2.3 million (See Note 12, "Goodwill and Intangible Assets") and an increase to deferred tax assets of $24.4 million. The adjustment to goodwill reflects the changes to liabilities for uncertain tax positions established in the opening balance sheet regarding our historical merger and acquisition activity. See Note 7, "Income Taxes," for further discussion.

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which was, in part, effective for us beginning in fiscal year 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions ("FSP") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2 "Effective Date of FASB Statement No. 157." FSP FAS 157-1 excludes from the scope of SFAS 157, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the delay in the effective date under FSP FAS 157-2, the effective date to adopt the fair value provisions for us will be the first quarter of 2009.

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, we adopted this guidance effective September 28, 2008. Our adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

        The table below summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2008. Upon adoption of SFAS 157, in the first quarter of 2008, we considered our indemnity obligations related to our discontinued operations from Kaiser (see Note 20, "Commitments and Contingencies") to be within the scope of the first phase of SFAS 157 adoption in 2008. During the fourth quarter of 2008, we determined that the principles of SFAS 157 should be applied to these liabilities in the second phase of adoption in 2009, because of the non-routine nature of fair value determinations associated with these obligations. As a result, these indemnity obligations have been excluded from the table below.

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

        The following presents our assets and liabilities that are measured at fair value based on a recurring basis:

		Fair Value Measurements at December 28, 2008 Using
	Total carrying value at December 28, 2008
		Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives liabilities, net	$(141.0)	$—	$(151.5)	$10.5

Total	$(141.0)	$—	$(151.5)	$10.5

        The table below illustrates a rollforward of the amounts included in our consolidated balance sheet for derivative financial instruments that we have classified within Level 3 under SFAS 157. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the "Transfers In/Out of Level 3" caption. We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

Rollforward of Level 3 Inputs
Balance at December 31, 2007	$—
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	—
Transfers In/Out of Level 3	10.5

Balance at December 28, 2008	$10.5

        In 2009 and in accordance with FSP FAS 157-2, we will adopt the fair value provisions for those non-financial assets and liabilities that are measured at fair value on a nonrecurring basis including goodwill, intangibles, indemnity (guarantee) obligations, and debt. Based on our evaluation of this

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

statement, we do not believe the adoption of FSP FAS 157-2 will have a significant impact on our financial results or position.

        Following is a list of asset and liabilities that are recognized or disclosed at fair value for which, we will apply the provisions of SFAS 157 in 2009:

  •
  Reporting units, including Canada, U.S. and U.K., measured at fair value in the first step of our annual goodwill impairment testing,

  •
  Indefinite-lived intangible assets measured at fair value in our annual impairment testing,

  •
  Other long-lived assets held for sale and carried at fair value less costs to sell,

  •
  Asset retirement obligations,

  •
  Liabilities associated with restructuring or other exit activities, and

  •
  Indemnity (guarantee) obligations.

SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, 106, and 132(R)"

        SFAS 158 was issued in September 2006 and was effective for our annual fiscal year ending December 31, 2006. The standard, which is an amendment to SFAS 87, 88, 106, and 132(R), requires an employer to recognize the funded status of any defined benefit pension and/or other postretirement benefit plans as an asset or liability in its statement of financial position. Funded status is the difference between the projected benefit obligation and the market value of plan assets for defined benefit pension plans, and is the difference between the accumulated benefit obligation and the market value of plan assets (if any) for other postretirement benefit plans. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. As a result of the adoption of SFAS 158, liabilities related to our defined benefit pension and postretirement benefit plans increased by $245 million and our accumulated other comprehensive income, net of related deferred income taxes, decreased by approximately $172 million as of December 31, 2006. A portion of the change in accumulated other comprehensive income related to the adoption of SFAS 158 is being recognized in the statement of operations as a component of net periodic pension benefit cost in future periods. See Notes 16, "Employee Retirement Plans" and 17, "Postretirement Benefits."

        In addition, this statement requires companies to measure plan assets and obligations at the date of their year-end statement of financial position, with limited exceptions. This measurement date provision was effective for our annual 2008 year end and did not have an impact on the Company's financial statements as we currently measure plan assets and obligations as of our fiscal year-end.

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities. Including an amendment of FASB Statement No. 115"

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159") which permits entities an option to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. This Statement was effective for us as of the beginning of our 2008 fiscal year. We have not adopted the fair value measurement provisions of SFAS 159.

FASB Staff Position FIN 39-1, "Amendment of FASB Interpretation No. 39"

        In April 2007, the FASB issued FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"), effective in the 2008 fiscal reporting year for MCBC. FSP FIN 39-1 addresses the issue of gross versus net balance sheet presentation of a company's derivative positions, specifically with respect to those positions that are with the same external counterparty. Master netting arrangements with counterparties can impact the manner in which otherwise unrelated derivatives are settled, because they are with the same external counterparty. FSP FIN 39-1 also requires that companies address gross versus net presentation with regard to the payment or collection of cash collateral on derivative liabilities and assets, respectively. FSP FIN 39-1 requires that companies make an accounting policy selection in 2008 regarding whether they will present derivative positions subject to master netting arrangements with external counterparties on a gross or net basis. The FSP must be adopted as a change in accounting policy, and prior years' balance sheet presentation conformed to the 2008 presentation. We have elected to present such derivative positions on a gross basis, consistent with their presentation in past years. Therefore, the adoption of FSP FIN 39-1 had no impact on our financial statements for the periods presented.

New Accounting Pronouncements

SFAS No. 141R "Business Combinations"

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." Under the provisions of SFAS 141R, acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. We are currently evaluating the effects that SFAS 141R will have on our financial statements. The impact of the income tax accounting provisions will increase volatility to our effective tax rate in 2009 and subsequent years. We have no business combination activity in process as of December 28, 2008. However, if we were to initiate business combination activity in 2009, the application of FAS 141R would have an immediate impact on our financial results as it requires acquisition costs to be expensed as incurred. Also, the significant differences in purchase price accounting required by FAS 141R could add volatility to our results if we complete acquisitions in future periods.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

SFAS No. 160 "Noncontrolling interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest, (formerly referred to as minority interest), as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141R, including procedures associated with the deconsolidation of a subsidiary. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 in the first quarter of 2009 will require the reclassification of our reported non-controlling interests to stockholders' equity. The adoption of SFAS 160 will also change our reported Net Income in the first quarter of 2009, which will include the share of Net Income attributable to non-controlling interests. A new deduction will be presented at the bottom of the income statement to arrive at a new bottom-line total indicating net income attributable to the consolidating parent company. Earnings per share will still be calculated on net income attributable to the consolidating parent company.

        Due to a change in our ownership level of BRI, we expect to deconsolidate this entity from our financial statements during the first quarter of 2009, and begin to account for it under the equity method at that time. As a result, we may record a gain or loss upon BRI's deconsolidated due to SFAS 160's requirement that we apply fair value to our equity interest.

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities. Including an amendment of FASB Statement No. 133"

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 because SFAS 161 addresses disclosures only. The Company does not expect SFAS 161 to have a material impact on its financial statements.

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in incremental non-cash interest expense, and as result, lower net income. Our 2007 2.5% Convertible Senior Notes due July 30, 2013 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. Our preliminary analyses have determined that if the liability and equity components of the Convertible Senior Notes had been separately valued at the time of their issuance on June 15, 2007, the amount allocated to long-term debt would have been approximately $463 million, and the amount allocated to equity would have been approximately $112 million. When we are required to retroactively adopt FSP APB 14-1 in fiscal 2009, interest expense for fiscal 2007 and 2008 will be increased retrospectively by non-cash amounts of approximately $9.0 million and $17.0 million, respectively. We anticipate recording additional non-cash interest expense on the Convertible Senior Notes in 2009 through 2013 of approximately $18 million to $20 million annually, thereby increasing the carrying value of the debt to $575 million by its maturity date in July 2013. Further, we expect that the carrying amount of the 2.5% Convertible Senior Notes will be discounted (decreased) and additional paid-in capital increased by approximately $86 million as of December 29, 2008.

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine recognized intangible asset under SFAS Statement No. 142, "Goodwill and Other Intangible Assets." This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We do not believe the adoption of FSP FAS 142-3 will have a significant impact on our financial statements.

FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets"

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Segment and Geographic Information

        Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. The Company operates in the reporting segments listed below. Our Brazil segment, which was composed of Kaiser, was sold in 2006, and is reflected as a discontinued operation.

        MCBC adjusted its operating and reporting structure in the first quarter of fiscal 2008 to reflect a re-alignment of responsibility associated with certain developing beer markets. All segment data except for Canada has been retrospectively adjusted to give effect to these new segments. A summary of our revised operating segments is provided below:

Reportable segments

Canada

        The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light and other brands, principally in Canada; our joint venture arrangement related to the distribution and retail sale of beer in Ontario, BRI (consolidated under FIN 46R); and our joint venture arrangement (accounted as an equity investment) related to the distribution of beer in the western provinces, Brewers' Distributor Ltd. ("BDL"). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club, and Modelo Molson Imports, L.P.

        We have an agreement with Heineken N.V. that grants us the right to import, market, and sell Heineken products throughout Canada and with Miller Brewing Co., a subsidiary of SABMiller, to brew, market, and sell several Miller brands, and distribute and sell imported Miller brands. We also have the right to contract brew and package Asahi for the U.S. market.

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Corona and Modelo beer brands across all Canadian provinces and territories. Under the new arrangement, Molson's sales team is responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable MMI to effectively leverage the existing resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. The MMI joint venture is being accounted for under the equity method.

United States (U.S.)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Segment and Geographic Information (Continued)

United Kingdom (U.K.)

        The U.K. segment consists of our production, marketing and sales of the CBL brands (the largest of which is Carling), principally in the U.K. and the Republic of Ireland; our joint venture arrangement relating to the production and distribution of the Grolsch brands (consolidated under FIN 46R) in the U.K. and the Republic of Ireland; and our joint venture arrangement ("Tradeteam") for the physical distribution of products throughout Great Britain.

Non-reportable segment and other business activities

Global Markets and Corporate

        Global Markets includes results of operations in developing markets around the world, including Asia, Mexico, the Caribbean (not including Puerto Rico) and continental Europe. Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.

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

	Year ended December 28, 2008
	Canada	U.S.	U.K.	Global Markets and Corporate	Consolidated
	(In millions)
Net sales	$1,864.4	$1,504.8	$1,342.2	$62.9	$4,774.3
Interest expense	—	—	—	(103.3)	(103.3)
Interest income	—	—	10.7	6.6	17.3
Debt extinguishment costs	—	—	—	(12.4)	(12.4)
Income (loss) from continuing operations before income taxes and minority interests	$458.4	$265.0	$85.4	$(293.6)	$515.2
Income tax expense					(102.9)

Income before minority interests					412.3
Minority interests					(12.2)

Income from continuing operations					$400.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Segment and Geographic Information (Continued)

	Year ended December 30, 2007
	Canada	U.S.	U.K.	Global Markets and Corporate	Consolidated
	(In millions)
Net sales	$1,913.2	$2,754.8	$1,455.6	$67.0	$6,190.6
Interest expense	—	—	—	(126.5)	(126.5)
Interest income	—	—	11.5	15.1	26.6
Debt extinguishment costs	—	—	—	(24.5)	(24.5)
Income (loss) from continuing operations before income taxes and minority interests	$426.9	$286.6	$89.5	$(268.6)	$534.4
Income tax expense					(4.2)

Income before minority interests					530.2
Minority interests					(15.3)

Income from continuing operations					$514.9

	Year ended December 31, 2006
	Canada	U.S.	U.K.	Global Markets and Corporate	Consolidated
	(In millions)
Net sales	$1,793.6	$2,609.3	$1,377.6	$64.5	$5,845.0
Interest expense	—	—	—	(143.0)	(143.0)
Interest income	—	—	11.7	4.6	16.3
Income (loss) from continuing operations before income taxes and minority interests	$483.3	$159.7	$90.1	$(261.0)	$472.1
Income tax expense					(82.4)

Income before minority interests					$389.7
Minority interests					(16.1)

Income from continuing operations					$373.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Segment and Geographic Information (Continued)

        The following table represents total assets by reporting segment:

	As of
	December 28, 2008	December 30, 2007
	(in millions)
Canada(1)	$5,688.1	$7,075.8
United States	2,418.7	3,133.4
United Kingdom(1)	2,024.2	2,867.3
Global Markets and Corporate	277.1	364.5
Discontinued operations	8.5	10.6

Consolidated total assets	$10,416.6	$13,451.6

(1)
A significant part of the decrease in asset values in Canada and the UK in 2008 reflects the strengthening of the U.S. dollar "(USD)" against the Canadian dollar "(CAD)" and the British pound "(GBP)".

        The following table represents cash flow information by segment:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Depreciation and amortization(1):
Canada	$118.3	$139.9	$140.8
United States(2)	51.3	97.4	187.5
United Kingdom	99.3	105.6	108.5
Global Markets and Corporate	4.5	2.9	1.6

Consolidated depreciation and amortization	$273.4	$345.8	$438.4

Capital expenditures:
Canada	$72.7	$95.7	$89.5
United States(2)	55.9	142.5	286.6
United Kingdom	88.2	181.8	64.2
Global Markets and Corporate	13.7	8.3	6.1

Consolidated capital expenditures	$230.5	$428.3	$446.4

(1)
Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Segment and Geographic Information (Continued)

        The following table represents sales by geographic segment:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Net sales to unaffiliated customers(1):
Canada	$1,804.6	$1,877.6	$1,752.3
United States and its territories(2)	1,565.7	2,757.8	2,612.2
United Kingdom	1,311.3	1,418.0	1,324.5
Other foreign countries	92.7	137.2	156.0

Consolidated net sales	$4,774.3	$6,190.6	$5,845.0

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

        The following table represents long-lived assets by geographic segment:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Long-lived assets(1):
Canada(2)	$835.4	$1,056.6
United States and its territories(3)	34.2	1,037.1
United Kingdom(2)	431.8	602.1
Other foreign countries	0.5	0.4

Consolidated long-lived assets	$1,301.9	$2,696.2

(1)
Long-lived assets include net properties and are based on geographic location of the long-lived assets.

(2)
A significant part of the decrease in asset values in Canada and the UK in 2008 reflects the strengthening of the U.S. dollar "(USD)" against the Canadian dollar "(CAD)" and the British pound "(GBP)".

(3)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect assets of the Company's pre-existing U.S. operations.

3. Equity Investments

Investment in MillerCoors

        Effective July 1, 2008, MCBC and SABMiller combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller. In connection with the closing of the joint venture transaction, each of Molson Coors, CBC, SABMiller and Miller entered into an Amended and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Equity Investments (Continued)

Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement is the primary operating document governing the joint venture, MillerCoors.

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

        The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in the new combined operations is accounted for under the equity method of accounting.

        The following table summarizes the carrying values of net assets contributed to MillerCoors on July 1, 2008 (in millions):

As of
July 1, 2008
Current assets	$684.9
Property, plant and equipment	1,004.3
Goodwill	1,608.8

Total assets contributed	3,298.0
Current liabilities	573.2
Noncurrent liabilities	204.3

Total liabilities	777.5
Accumulated other comprehensive loss(1)	(211.9)

Net assets contributed	$2,732.4

    (1)
    Represents the accumulated other comprehensive loss associated with employee retirement and post-employment benefit plan obligations and derivative assets contributed to MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Equity Investments (Continued)

        Summarized financial information for MillerCoors is as follows (in millions):

  Condensed Balance sheet

As of
December 31, 2008
Current assets	$849.0
Noncurrent assets(1)	8,853.2

Total assets	$9,702.2

Current liabilities	$1,033.6
Noncurrent liabilities	1,412.3

Total liabilities	2,445.9
Minority interests	29.4
Owners' equity(1)	7,226.9

Total liabilities and owner's equity	$9,702.2

    (1)
    During the fourth quarter of 2008, SABMiller contributed an additional $1.0 billion of goodwill to MillerCoors (related to SABMiller's 2002 acquisition of Miller) not contributed upon the formation of MillerCoors on July 1, 2008.

  Results of operations

For the six months ended
December 31, 2008
Actual
Net sales	$3,689.4
Cost of goods sold	(2,326.0)

Gross profit	$1,363.4
Operating income	$227.2
Net Income	$222.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Equity Investments (Continued)

        The following represents MCBC's proportional share in MillerCoors of net income reported under the equity method (in millions):

Twenty-six weeks ended
December 31, 2008
MillerCoors net income	$222.4
MCBC economic interest	42%

MCBC proportionate share of MillerCoors net income	93.4
MillerCoors accounting policy elections(1)(2)	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)(3)	36.7
Share-based compensation adjustment(1)	(2.2)

Equity Income in MillerCoors	$155.6

    (1)
    MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed to it. These adjustments reflect the favorable impact to our investment in MillerCoors as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed CBC inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had been applied by CBC prior to the formation of MillerCoors. This adjustment is expected to be much lower in subsequent periods, as the LIFO impact will be phased in over the expected turnover of the related inventories, the last of which is expected to be the first quarter of 2009.

    (2)
    MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors and Miller) by approximately $652 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded unless there is an impairment in our overall investment. During the fourth quarter of 2008, MillerCoors recognized an impairment charge of $65.0 million associated with its Sparks brand intangible asset. Included in our basis amortization income shown above is a credit of $27.3 million, or 42% of that amount, as our proportional share of the underlying basis in the Sparks intangible asset was less than that of MillerCoors, no impairment existed at a MCBC level.

    (3)
    The net adjustment is to record all stock-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Equity Investments (Continued)

        During the twenty-six weeks ended December 28, 2008, we recorded $51.3 million and $2.9 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $5.8 million and $0.6 million of service agreement charges to MillerCoors and purchases of service agreement costs from MillerCoors, respectively. As of December 28, 2008, we had $20.2 million due from MillerCoors related to activities mentioned above.

        MCBC assigned the United States and Puerto Rican rights to the legacy Coors brands, including Coors Light, Coors Banquet, Keystone Light and the Blue Moon brands, to MillerCoors. We retained all ownership rights of these brands outside of the United States and Puerto Rico. In addition, we maintain numerous water rights in Colorado. We lease these water rights to MillerCoors at no cost for use at their Golden, Colorado brewery.

        There were no undistributed earnings in MillerCoors as of December 28, 2008.

All Other Equity Investments

Tradeteam Ltd.

        Tradeteam Ltd., the joint venture between CBL and DHL in which CBL has a 49.9% interest, has an exclusive contract with CBL to provide transportation and logistics services in England and Wales until at least 2010. Our approximate financial commitments under the distribution contract with Tradeteam are as follows:

Amount
(In millions)
2009	$116.0
2010	119.4
2011	123.0
2012	126.7
2013	130.5
Thereafter	620.0

Total	$1,235.6

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to CBL, paying Tradeteam's net book value for assets acquired.

        Services provided under the Tradeteam, Ltd. contract were approximately $146.6 million, $157.5 million, and $155.0 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. As of December 28, 2008 and December 30, 2007, we had $2.3 million and $1.5 million due to Tradeteam for services provided.

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

3. Equity Investments (Continued)

held by Molson Canada. Subsequent to the transaction, Molson Canada still retains 19.9% common equity interest in the Club, as well as Board representation at the Club and related entities.

        Also, coincident with the disposition of our preferred interest, Molson Canada was released from a direct guarantee of the Club's debt financing. The shareholders of the Club (the majority owner and Molson Canada) and the National Hockey League ("NHL") are parties to a consent agreement, which requires the purchaser and Molson to abide by funding requirements included in the terms of the shareholders' agreement. In addition, Molson Canada continues to be a guarantor of the majority owner's obligations under a land lease. We have evaluated our risk exposure related to these financial guarantees and recorded the fair values of these guarantees accordingly. As of December 28, 2008 and December 30, 2007, we had $4.9 million and $7.0 million due to the Canadiens.

Brewers' Distributor Ltd.

        Brewers' Distributor Ltd. (BDL) is a distribution operation owned by Molson and Labatt Breweries of Canada (collectively, the "Members") and pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two Members share 50%/50% voting control of this business.

        BDL charges Molson and Labatt administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned and is allocated in accordance with the operating agreement to the Members based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for its owners. Administrative fees under the contract were approximately $52.8 million, $51.4 million, and $51.3 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. As of December 28, 2008 and December 30, 2007, we had $15.6 million due from and $4.7 million due to BDL, respectively, related to services under the administrative fees agreement.

Modelo Molson Imports, L.P.

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under the new arrangement, Molson's sales team is responsible for selling the brands across Canada on behalf of the joint venture. The new alliance will enable MMI to effectively leverage the existing resources and capabilities of Molson to achieve greater distribution coverage in the Western provinces of Canada. Molson holds a 50% ownership interest in MMI and accounts for it under the equity method. During 2008, we incurred $13.8 million of costs payable to MMI. As of December 28, 2008, we had $3.8 million due to MMI related to activities provided by the existing operating agreement.

House of Blues Concerts Canada

        House of Blues Concerts Canada ("HOB") partnership was formed to promote, produce and commercially exploit concerts in Canada; in which Molson had a 50% interest. During 2007, we sold our investment in the House of Blues Canada business, which resulted in $30.0 million of proceeds and recognized a gain of $16.7 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Equity Investments (Continued)

        Summarized financial information for Tradeteam, Ltd., the Montréal Canadiens, BDL, MMI and HOB combined is as follows (in millions):

Results of operations

	For the year ended	For the year ended	For the year ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net sales	$926.8	$768.5	$806.4
Cost of goods sold	(565.2)	(509.0)	(531.4)

Gross profit	$361.6	$259.5	$275.0
Operating income	$90.1	$38.6	$70.2
Net Income	$63.2	$16.2	$50.9

Condensed Combined Balance sheet

	As of	As of
	December 28, 2008	December 30, 2007
Current assets	$261.4	$120.5
Noncurrent assets	179.8	232.8

Total assets	$441.2	$353.3

Current liabilities	$(300.8)	$(257.0)
Noncurrent liabilities	(177.6)	(196.7)

Total liabilities	(478.4)	(453.7)
Minority interests	—	—
Owners' deficit	37.2	100.4

Total liabilities and owner's deficit	$(441.2)	$(353.3)

        There were no significant undistributed earnings as of December 28, 2008 or December 30, 2007 for any of the companies included in other equity investments above.

4. Discontinued Operations

        On January 13, 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA") for $68.0 million cash, less $4.2 million of transaction costs, including the assumption by FEMSA of Kaiser-related debt and certain contingencies. Kaiser represented our previously-reported Brazil operating segment. We retained a 15% interest in Kaiser throughout most of 2006, which we accounted for under the cost method, and had one seat out of seven on its board. Another global brewer held a 17% equity interest in the Kaiser business at the time of this transaction. As part of the sale, we also received a put option to sell to FEMSA our remaining 15% interest in Kaiser for the greater of $15.0 million or fair market value through January 2009 and at fair market value thereafter. The value of the put option favorably impacted the calculation of the loss on the sale of Kaiser recorded in the first quarter of 2006. During the fourth quarter of 2006, we exercised the put option on our remaining 15% interest which had a carrying value of $2.0 million at the time of the sale, and received a cash payment of $15.7 million,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

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

        The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser (See Note 20, "Commitments and Contingencies").

        For the periods we had a controlling interest, Kaiser had $57.8 million of net sales and $2.3 million of pre-tax losses during the year ended December 31, 2006. The 2006 period included the month of December 2005 and the first thirteen days of January 2006, since we reported Kaiser's results one month in arrears. The accounting for our interest in Kaiser changed after the reduction in our ownership in January 2006, resulting in accounting for our interest under the cost method until the exercise of our put option of our remaining ownership interest in the fourth quarter of 2006.

        The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Loss from operations of Kaiser prior to sale on January 13, 2006	$—	$—	$2.3
(Gain) loss on sale of 68% Kaiser(1)	—	(2.7)	2.8
Loss on exercise of put option on remaining 15% interest in Kaiser(2)	—	—	4.5
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense (See Note 20)	12.1	20.4	3.0

Loss from discontinued operations, tax affected	$12.1	$17.7	$12.6

(1)
The $2.7 million gain recognized in 2007 resulted from a deferred tax liability adjustment related to the Kaiser transaction.

(2)
The net loss resulted from a gain of $13.6 million, representing the excess of proceeds over the carrying value of the put option and a $18.0 million loss from the increase in indemnity liabilities due to disposition of remaining ownership interest.

        As of December 28, 2008, included in current and non-current assets of discontinued operations on the balance sheet are $1.5 million and $7.0 million, respectively, of deferred tax assets associated with these indemnity liabilities. As of December 30, 2007, included in current and non-current assets of discontinued operations on the balance sheet are $5.5 million and $5.1 million, respectively, of deferred tax assets associated with these indemnity liabilities.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Variable Interest Entities

        FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—An Interpretation of ARB51 ("FIN 46R") expands the scope of ARB51 and can require consolidation of "variable interest entities ("VIE"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have or had investments in VIEs, which we are the primary beneficiary. These include or included Brewers' Retail Inc. ("BRI"), Rocky Mountain Metal Container, Rocky Mountain Bottle Company, and Grolsch (U.K.) Limited. Accordingly, we have or had consolidated these four joint ventures.

Brewers' Retail Inc.

        Brewers' Retail Inc. is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by Molson, Labatt and Sleeman brewers. Ownership percentages fluctuate with sales volumes. At December 28, 2008, our ownership percentage was approximately 50.4%. BRI operates on a breakeven basis. The three owners guarantee BRI's debt of approximately $176 million and $216 million at December 28, 2008 and December 30, 2007, respectively. Since our variable interests are based on market share and usage levels of BRI's services, another variable interest holder's acquisition activity has caused our variable interests to decrease subsequent to our year end. We anticipate that effective the first quarter of 2009 we will no longer be the primary beneficiary and thus will deconsolidate BRI.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds a 50% interest. Prior to the formation of MillerCoors on July 1, 2008, CBC held the 50% interest in RMMC. MillerCoors has a can and end supply agreement with RMMC. Under this agreement, RMMC supplies MillerCoors with substantially all the can and end requirements for its Golden brewery. RMMC manufactures these cans and ends at MillerCoors' manufacturing facilities, which RMMC is operating under a use and license agreement. The results and financial position of RMMC were consolidated in our financial statements in 2006 and 2007 and first half of 2008. After July 1, 2008, RMMC is consolidated by MillerCoors and its results and financial position are reflected through our equity method accounting for MillerCoors. RMMC is a non-taxable entity. Accordingly, for the periods RMMC was consolidated, income tax expense on the accompanying statements of operations only includes taxes related to our share of the joint venture income or loss. MCBC remains the guarantor of approximately $43.3 million and $27.3 million of RMMC debt at December 28, 2008 and December 30, 2007, respectively.

Rocky Mountain Bottle Company

        RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. ("Owens") in which we hold a 50% interest. RMBC produces glass bottles at MillerCoors' glass manufacturing facility for use at its Golden and other breweries. Under this agreement, RMBC supplies a portion of MillerCoors' bottle requirements, and Owens also has a separate commercial contract to supply a portion of MillerCoors' bottle requirements not met by RMBC. The results and financial position of RMBC were consolidated in our financial statements in 2006, 2007 and the first half of 2008. While MCBC maintains a legal ownership interest in RMBC, MillerCoors now consolidates RMBC as its primary beneficiary as a result of other variable interests it holds. As a result, the results and financial position of RMBC are reflected through our equity method

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Variable Interest Entities (Continued)

accounting for MillerCoors as of July 1, 2008. RMBC is a non-taxable entity. Accordingly, for the periods RMBC was consolidated by us, income tax expense in our consolidated statements of operations only includes taxes related to our share of the joint venture income or loss.

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

        The following summarizes the assets and results of operations of our consolidated joint ventures (including minority interests):

	For the years ended
	December 28, 2008			December 30, 2007			December 31, 2006
	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income
	(In millions)
BRI	$373.5	$271.1	$—	$442.7	$274.4	$2.2	$332.6	$263.6	$0.1
RMMC(3)	$—	$157.6	$3.7	$66.5	$295.1	$5.8	$66.4	$245.4	$12.3
RMBC(3)	$—	$56.5	$14.7	$41.0	$95.5	$20.2	$36.6	$96.0	$19.1
Grolsch	$16.7	$61.2	$8.5	$30.1	$77.6	$10.1	$39.2	$79.0	$11.5

(1)
Excludes receivables from the Company.

(2)
Substantially all such sales are made to the Company (except for BRI), and as such, are eliminated in consolidation.

(3)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect results of the Company's pre-existing U.S. results of operations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Income (Expense), net

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Gain (loss) on disposals of non-operating long-lived assets	$1.7	$(0.3)	$8.7
Gain coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	9.0
Gain on sale of House of Blues Canada equity investment	—	16.7	—
Equity in income of unconsolidated affiliates, other than MillerCoors, net	3.1	4.3	3.9
Loss from foreign exchange and derivatives(1)	(7.4)	(1.5)	(2.6)
Environmental liability provisions	(4.4)	—	—
Asset impairments	(0.2)	(1.7)	—
Loss on non-operating leases	(2.4)	(1.8)	(1.9)
Other, net	1.2	2.0	0.6

Other (expense) income, net	$(8.4)	$17.7	$17.7

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic interest exposure to Foster's Group ("Foster's") stock (ASX:FGL), a major global brewer (see Note 18, "Derivative Instruments"). We recognized a net loss on the fair value of the swap of $4.4 million during 2008, included in the table above in "Loss from foreign exchange and derivatives."

7. Income Taxes

        The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Domestic	$388.5	$378.4	$(50.5)
Foreign	126.7	156.0	522.6

Total	$515.2	$534.4	$472.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Current:
Federal	$(8.1)	$69.8	$24.5
State	0.4	6.5	(0.3)
Foreign	25.5	25.8	56.8

Total current tax expense	$17.8	$102.1	$81.0

Deferred:
Federal	$65.7	$(15.7)	$(7.5)
State	16.4	(0.7)	(3.0)
Foreign	3.0	(81.5)	11.9

Total deferred tax expense (benefit)	$85.1	$(97.9)	$1.4

Total income tax expense from continuing operations	$102.9	$4.2	$82.4

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.3%	0.8%	(0.3)%
Effect of foreign tax rates	(20.5)%	(17.6)%	(7.8)%
Effect of foreign tax law and rate changes	—	(15.1)%	(14.5)%
Other, net	4.2%	(2.3)%	5.1%

Effective tax rate	20.0%	0.8%	17.5%

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Our deferred taxes are composed of the following:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Current deferred tax assets:
Compensation related obligations	$0.8	$12.8
Postretirement benefits	—	6.8
Accrued liabilities and other	49.0	43.4
Valuation allowance	(0.1)	(0.4)

Total current deferred tax assets	49.7	62.6

Current deferred tax liabilities:
Partnership investments	146.3	148.4
Balance sheet reserves and accruals	11.2	16.3
Other	—	0.6

Total current deferred tax liabilities	157.5	165.3

Net current deferred tax assets(1)	—	—

Net current deferred tax liabilities(1)	$107.8	$102.7

Non-current deferred tax assets:
Compensation related obligations	$20.9	$111.6
Postretirement benefits	294.6	149.6
Foreign exchange losses	65.6	280.9
Convertible debt	31.4	—
Hedging	12.1	—
Deferred foreign tax credits	—	4.2
Tax loss carryforwards	25.8	27.1
Accrued liabilities and other	30.0	26.8
Fixed assets	1.0	1.6
Valuation allowance	(12.8)	(21.2)

Total non-current deferred tax assets	468.6	580.6

Non-current deferred tax liabilities:
Fixed assets	84.2	158.7
Partnership investments	158.0	15.2
Intangibles	512.1	659.6
Hedging	3.0	15.6
Other	5.4	—

Total non-current deferred tax liabilities	762.7	849.1

Net non-current deferred tax asset(1)	$—	$—

Net non-current deferred tax liability(1)	$294.1	$268.5

(1)
Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Domestic net current deferred tax assets	$—	$17.9
Domestic net current deferred tax liabilities	39.0	—
Foreign net current deferred tax liabilities	68.8	120.6

Net current deferred tax liabilities	$107.8	$102.7

Domestic net non-current deferred tax assets	$105.3	$336.9
Foreign net non-current deferred tax liabilities	399.4	605.4

Net non-current deferred tax liabilities	$294.1	$268.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Our full year effective tax rates were approximately 20% in 2008, 1% in 2007, and 17% in 2006. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following: lower effective income tax rates applicable to our Canadian and U.K. businesses, and one time benefits from revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes.

        The Company has U.S. federal and state net operating losses and foreign tax credit carryforwards. The tax effect of these attributes is $2.6 million at December 28, 2008, and $7.0 million at December 30, 2007, which will expire between 2009 and 2029. The Company believes that a portion of the deferred tax asset attributable to these losses and credit carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $2.1 million and $6.9 million at December 28, 2008, and December 30, 2007, respectively. The change in valuation allowance from December 30, 2007 to December 28, 2008, is primarily attributable to the release of foreign tax credit limitations resulting from unrecognized tax benefits. In addition, the Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $14.4 million at December 28, 2008 and $12.4 million at December 30, 2007. The Canadian loss carryforwards will expire between 2013 through 2028. The Company believes that a portion of the deferred tax asset attributable to the Canadian loss carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $2.1 million and $2.7 million at December 28, 2008 and December 30, 2007, respectively. The change from December 30, 2007 to December 28, 2008, is attributable to fluctuation in foreign exchange rates. In addition, the Company has U.K. capital loss carryforwards. The tax effect of these attributes was $8.6 million at December 28, 2008, and $12.0 million at December 30, 2007. The U.K. capital loss carryforwards do not have a limit in time to be used; however, the Company believes that the deferred tax asset associated with these U.K. loss carryforwards is not, more likely than not, to be realized and has established a valuation allowance for the full amount, $8.6 million and $12.0 million at December 28, 2008 and December 30, 2007, respectively. The change from December 30, 2007 to December 28, 2008, is primarily attributable to fluctuation in foreign exchange rates.

        The Company did not recognize windfall tax benefits from stock-based compensation because the deductions did not reduce income taxes payable. The total amount of the U.S. net operating loss is $14.3 million, all of which will be recorded to additional paid in capital when realized. The $14.3 million of net operating loss is not included in the deferred tax reconciliation above. The Company uses the with-and-without approach to allocate the utilization of tax attributes.

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 30, 2007, we had $286.2 million of unrecognized tax benefits. Since December 30, 2007, unrecognized tax benefits decreased by $56.8 million. This reduction represents the net of increases due to additional unrecognized tax benefits, accrued penalties, and interest accrued for the current year more than offset by decreases primarily due to fluctuation in foreign exchange rates, tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during 2008, resulting in total unrecognized tax benefits of $229.4 million as of December 28, 2008. Approximately $225 million would, if recognized, affect the effective tax rate as of December 28, 2008 compared with $267 million as of December 30, 2007. During 2009, the Company expects to recognize a $50 to $60 million income tax benefit due to a reduction in unrecognized tax benefits. This income tax benefit is primarily due to

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

penalties and interest associated with issues subject to audits that we believe are going to close in the next year. We note, however, that there are other pending tax law changes in Canada that if enacted, would result in a one-time, non-cash income tax benefit which would be recognized to the income tax provision in the quarter in which the bill is enacted. This would decrease our unrecognized tax benefits by approximately $100 million. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Anticipated interest and penalty payments of $35.0 million and $53.1 million were accrued in unrecognized tax benefits as of December 28, 2008 and December 30, 2007, respectively. We recognized an income tax benefit of $18.1 million and $20.9 million for the net reduction of interest and penalties on unrecognized tax benefits as of December 28, 2008 and December 30, 2007, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	For the years ended
	December 28, 2008	December 30, 2007
	(In millions)
Balance at beginning of year	$268.5	$269.3
Additions for tax positions related to the current year	20.8	32.7
Additions for tax positions of prior years	8.9	18.3
Reductions for tax positions of prior years	(38.8)	(61.2)
Settlements	(4.8)	(18.2)
Release due to statue expiration	(4.2)	(2.2)
Foreign currency adjustment	(44.9)	29.8

Balance at end of year	$205.5	$268.5

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. In the U.S., tax years through 2004 are closed or have been effectively settled through examination. The U.S. Internal Revenue Service has commenced examination of the 2005 to 2007 tax years, and we expect the examination to conclude in late 2009. In addition, we have entered into the Compliance Assurance Process program whereby the Internal Revenue Service will be examining certain 2008 transactions in the current year. In Canada, tax years through 2004 are closed or have been effectively settled through examination. In the U.K., tax years through 2006 are closed or have been effectively settled through examination. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

        We have elected to treat our portion of all foreign subsidiary earnings through December 28, 2008, as permanently reinvested under the accounting guidance of APB 23 and SFAS 109. As of December 28, 2008, approximately $970 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company's intention is to reinvest the indefinitely invested earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net

        We have incurred charges or gains that are not indicative of our core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below details special items recorded in the previous three years, by program.

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Canada—Restructuring and related costs associated with brewery operations and administrative functions	$7.3	$19.2	$—
Canada—Brewery asset impairment charges	3.6	31.9	—
Canada—Impairment of Foster's distribution right intangible asset	—	24.1	—
U.S.—Costs associated with the MillerCoors joint venture	37.9	6.7	—
U.S.—Impairment of Molson brands intangible asset	50.6	—	—
U.S.—Impairments of fixed assets	2.6	—	—
U.S.—Gain on sale of distribution businesses	(21.8)	—	—
U.S.—Other restructuring charges	—	2.8	—
U.S.—Memphis brewery accelerated depreciation	—	—	60.5
U.S.—Restructuring and other costs associated with the Golden and Memphis breweries	—	—	12.5
U.S.—Memphis brewery pension withdrawal cost	—	—	3.1
U.S.—Insurance recovery—environmental	—	—	(2.4)
U.K.—Restructuring charges and related exit costs	8.6	14.1	13.0
U.K.—Pension curtailment gain	(10.4)	—	(5.3)
U.K.—Gain on sale of non-core business	(2.7)	—	—
Corporate—Gain on change in control agreements for Coors executives	—	(0.5)	(5.3)
Global Markets and Corporate—Costs associated with the MillerCoors joint venture	28.8	13.9	—
Global Markets and Corporate—Transition costs associated with outsourcing agreement	22.8	—	—
Global Markets and Corporate—Strategic and other	6.6	—	1.3

Total special items	$133.9	$112.2	$77.4

Canada Segment

        In 2008, we incurred $6.2 million of costs associated with the closed Edmonton brewery, an asset held for sale. The costs were associated with clean-up, remediation and general up-keep of the facility as it is prepared for sale. The facility was closed in 2007 and an impairment charge was recorded at

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

that time (see below). We also incurred $3.6 million of asset impairment and employee termination charges at the Montréal brewery as a result of MillerCoors' decision to shift Blue Moon production to its facilities in the U.S. Last, $1.1 million of employee termination costs were incurred associated with outsourcing of administrative functions. We expect to incur minimal costs associated with the Edmonton brewery closure in 2009.

        In 2007, we closed our brewery in Edmonton, Alberta, and transferred the facility's production to our other breweries in Canada. We recorded a pretax non-cash impairment charge of approximately $31.9 million in the third quarter of 2007 associated with the carrying amount of fixed assets at the Edmonton brewery in excess of estimated market value. Current plans are to demolish the building and sell the land, which has a carrying value of $10.1 million as of December 30, 2007. Approximately 130 employees were impacted by the brewery's closure. We recognized $6.1 million for severance and other employee related costs and $8.5 million of other costs associated with the brewery's closure in 2007.

        In May 2007, we also recognized an intangible asset impairment charge of $24.1 million as a result of the Foster's contract termination. See Note 12, "Goodwill and Intangible Assets," for further discussion.

        In the first quarter of 2007, the Canada segment initiated a restructuring program focused on labor savings across production, sales, and general and administrative functions, as well as on the reduction of overhead expenses. We recognized $4.6 million for severance and other related costs throughout the course of the year. The restructuring program resulted in a reduction of 126 full-time employees in 2007, and we expect to fully realize the restructuring program benefits in 2008.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 25, 2005	$3.9
Charges incurred	—
Payments made	(3.2)
Foreign currency and other adjustments	(0.1)

Balance at December 31, 2006	$0.6
Charges incurred	10.0
Payments made	(7.2)
Foreign currency and other adjustments	0.8

Balance at December 30, 2007	$4.2
Charges incurred	1.8
Payments made	(4.1)
Foreign currency and other adjustments	(0.5)

Balance at December 28, 2008	$1.4

U.S. Segment

        During the first six months of 2008, prior to the formation of MillerCoors, our U.S. segment incurred a number of special charges and income items, detailed below. It should be noted that

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

MillerCoors continues with significant restructuring efforts as part of the overall program to deliver synergy savings. We realize our portion of those costs through our equity method income pickup from MillerCoors.

        Costs incurred by our U.S. segment during the first six months of 2008 include $30.3 million of employee retention and incremental bonus costs and $7.6 million of integration planning costs in the period leading up to the MillerCoors formation. Note also the MillerCoors deal costs and integration planning costs were also incurred in the Corporate group (see below). The U.S. segment also realized net $21.8 million gain on the sale of two beer distribution businesses in Colorado. An intangible asset impairment charge of $50.6 million was incurred related to the decline in value of Molson brands sold in the U.S. (see Note 12, "Goodwill and Intangible Assets"). Last, a $2.6 million impairment charge was recorded related to certain brewing assets.

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

        The following summarizes the activity in the U.S. segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In millions)
Balance at December 25, 2005	$27.6	$—	$27.6
Charges incurred	9.8	4.6	14.4
Payments made	(9.7)	(4.2)	(13.9)

Balance at December 31, 2006	$27.7	$0.4	$28.1
Charges incurred	2.7	—	2.7
Payments made	(27.8)	(0.4)	(28.2)

Balance at December 30, 2007	$2.6	$—	$2.6
Charges incurred	(0.1)	—	(0.1)
Payments made	(2.5)	—	(2.5)

Balance at December 28, 2008	$—	$—	$—

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

U.K. Segment

        During 2008, the U.K. segment recognized a $10.4 million pension gain associated with the cessation of employee service credit to its defined benefit pension plan (see Note 16, "Employee Retirement Plans"). The U.K. segment also realized a gain on the sale of a business of $2.7 million. Offsetting these items were $8.6 million of employee termination costs associated with restructuring efforts related to supply chain and administrative functions.

        The U.K. segment recognized special items of $14.1 million in 2007, related primarily to employee termination costs associated with supply chain and back-office restructuring efforts in the U.K. As a result, we have reduced levels by a further 85 employees in 2007 in which we expect to realize the restructuring plan benefits in just over one year. In addition, we recognized increased liabilities in recognition of an existing pension benefit obligation in accordance with U.K. law of $3.9 million during the third quarter of 2007.

        The 2006 special items were composed of $13.0 million of employee termination costs associated with the U.K. supply chain and back office restructuring efforts, partially offset by a $5.3 million pension curtailment gain. The pension curtailment resulted from changes in the plan and reductions in headcount from restructuring efforts as discussed in Note 16, "Employee Retirement Plans."

        During 2006, the supply chain and back office restructuring efforts impacted approximately 250 and 120 employees, respectively. Pursuant to the restructuring plan, 263 employees terminated employment under the plan during 2006. Charges for employee termination costs have, in some cases, been recognized over the course of the employees' remaining service period if there was a significant period of time between initial notification and termination of employment.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Special Items, net (Continued)

        The following summarizes the activity in the U.K. segment restructuring accruals:

	Severance and other employee-related costs	Closing and other costs	Total
	(In millions)
Balance at December 25, 2005	$11.0	$—	$11.0
Charges incurred	13.4	0.5	13.9
Payments made	(21.4)	(0.5)	(21.9)
Foreign currency and other adjustments	1.0	—	1.0

Balance at December 31, 2006	$4.0	$—	$4.0
Charges incurred	10.2	—	10.2
Payments made	(11.8)	—	(11.8)
Foreign currency and other adjustments	0.1	—	0.1

Balance at December 30, 2007	$2.5	$—	$2.5
Charges incurred	8.6	—	8.6
Payments made	(7.9)	—	(7.9)
Foreign currency and other adjustments	(1.1)	—	(1.1)

Balance at December 28, 2008	$2.1	$—	$2.1

Global Markets and Corporate

        During 2008, the Corporate group recognized $28.8 million of deal costs and integration planning costs associated with the formation of MillerCoors. We also recognized $22.8 million of transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions. In January 2008, we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back-office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. Last, we incurred $6.6 million associated with other strategic initiatives.

        The net costs reported as special items recorded in 2007 of $13.4 million are associated with the proposed MillerCoors joint venture, and consist primarily of outside professional services. These charges were partially offset by a reversal of an excise tax accrual for a former employee that exercised options under the control agreement.

        The special items for 2006 were comprised of $1.3 million of costs associated with exiting the Russia market and a $5.3 million benefit as a result of adjusting the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements. We did not recognize a charge related to the floor provided on the exercise price of the stock options, as the stock price exceeded the floor price throughout 2008 and 2007.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity

        Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balances at December 25, 2005	2.7	123.5	3.9	41.3
Shares issued under equity compensation plans	—	2.7	—	—
Shares exchanged for common stock	—	7.0	(0.6)	(6.5)

Balances at December 31, 2006	2.7	133.2	3.3	34.8
Shares issued under equity compensation plans	—	6.7	—	—
Shares exchanged for common stock	—	9.7	—	(9.7)

Balances at December 30, 2007	2.7	149.6	3.3	25.1
Shares issued under equity compensation plans	—	3.1	—	—
Shares exchanged for common stock	—	4.4	(0.1)	(4.2)

Balances at December 28, 2008	2.7	157.1	3.2	20.9

Preferred Stock

        At December 28, 2008 and December 30, 2007, 25.0 million shares of no par value preferred stock were authorized but not issued.

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

Exchangeable Shares

        The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI") a wholly-owned subsidiary. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received if the holder had elected to receive shares of Molson Coors common stock. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options ("options"), stock-only stock appreciation rights ("SOSAR"), restricted stock units ("RSU"), deferred stock units ("DSU"), performance shares ("PSU"), and limited stock appreciation rights ("LOSAR"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted net income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.

        The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006(1)
	(In millions, except per share amounts)
Net income	$388.0	$497.2	$361.0

Weighted average shares for basic EPS	182.6	178.7	172.2
Effect of dilutive securities:
Options, LOSARs and SOSARs	1.8	2.5	1.0
RSUs and DSUs	1.1	0.2	0.1

Weighted average shares for diluted EPS	185.5	181.4	173.3

Basic income (loss) per share:
From continuing operations	$2.19	$2.88	$2.17
From discontinued operations	(0.07)	(0.10)	(0.07)

Basic income per share	$2.12	$2.78	$2.10

Diluted income (loss) per share:
From continuing operations	$2.16	$2.84	$2.16
From discontinued operations	(0.07)	(0.10)	(0.08)

Diluted income per share	$2.09	$2.74	$2.08

Dividends per share	$0.76	$0.64	$0.64

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

        Our calculation of weighted average shares includes all four classes of our outstanding stock: Class A and Class B Common, and Class A and Class B Exchangeable. Exchangeable shares are the equivalent of common shares, by class, in all respects. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Class A shareholders receive dividends only to the extent dividends are declared and paid to Class B shareholders. See Note 9, "Stockholders' Equity," for further discussion of the features of Class A and B Common shares and Class A and B Exchangeable shares.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006(1)
		(In millions)
Options, SOSARs and RSUs(2)	0.3	0.2	8.1
PSUs	—	2.1	1.5
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(3)	10.5	5.7	—
Warrants to issue Class B common shares(3)	10.5	5.7	—

	21.3	13.7	9.6

(1)
Share and per share amounts have been adjusted from previously reported amounts to reflect a 2-for-1 stock split issued in the form of a stock dividend effective October 3, 2007.

(2)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. See Note 14, "Share-Based Payments," for further discussion of these items.

(3)
As discussed in Note 13, "Debt and Credit Arrangements," we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.76. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earning per share when our stock price reaches $70.09. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.76 and $70.09 would be anti-dilutive and excluded from any calculations of earnings per share.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Properties

        The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Land and improvements	$117.7	$233.5
Buildings and improvements	391.3	1,069.8
Machinery and equipment	1,145.0	3,422.5
Furniture and fixtures	269.5	569.8
Natural resource properties	3.0	6.0
Construction in progress	48.9	109.7

Total properties cost	1,975.4	5,411.3
Less accumulated depreciation and amortization	(673.5)	(2,715.1)

Net properties	$1,301.9	$2,696.2

        The decreases in values from 2007 to 2008 are attributable to transfers to the MillerCoors joint venture and also to the strengthening currency of the USD against GBP and CAD.

        Depreciation expense was $230.1 million, $283.4 million and $363.0 million for fiscal years 2008, 2007, and 2006, respectively. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method or estimated useful life, whichever is shorter over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

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

        The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment for the periods presented:

Useful Economic Lives as of December 28, 2008
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 25 years
Furniture and fixtures	3 - 10 years

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

quarter of 2007. These changes to existing depreciating property, plant and equipment as of January 1, 2007, resulted in a reduction of approximately $34.1 million in our consolidated depreciation expense for the year ended December 30, 2007.

12. Goodwill and Intangible Assets

        The following summarizes the changes in goodwill:

	For the years ended
	December 28, 2008	December 30, 2007
	(In millions)
Balance at beginning of year	$3,346.5	$2,968.7
Contribution to MillerCoors	(1,608.8)	—
Foreign currency translation	(438.2)	362.9
Goodwill arising upon acquisition of an on-premise distribution business in the U.K.	—	22.2
Adoption of FIN 48 (See Notes 1 and 7)	—	2.3
Unrecognized tax benefits adjustments subsequent to adoption of FIN 48	(0.1)	(9.6)
Transfer from goodwill to intangible assets	(1.4)	—

Balance at end of year	$1,298.0	$3,346.5

        Goodwill was allocated between our reportable segments as follows:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Canada	$614.8	$763.7
United States	—	1,649.8
United Kingdom	683.2	933.0

Consolidated	$1,298.0	$3,346.5

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2008 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of December 28, 2008:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$247.1	$(107.9)	$139.2
Distribution rights	2 - 23	289.0	(149.4)	139.6
Patents and technology and distribution channels	3 - 10	25.8	(17.6)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	2,790.8	—	2,790.8
Distribution networks	Indefinite	827.9	—	827.9
Other	Indefinite	17.7	—	17.7

Total		$4,198.3	$(274.9)	$3,923.4

        The following table presents details of our intangible assets, other than goodwill, as of December 30, 2007:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$320.3	$(121.2)	$199.1
Distribution rights	2 - 23	363.4	(164.9)	198.5
Patents and technology and distribution channels	3 - 10	35.4	(20.7)	14.7
Other	5 - 34	11.7	(5.3)	6.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,561.1	—	3,561.1
Distribution networks	Indefinite	1,030.5	—	1,030.5
Other	Indefinite	29.1	—	29.1

Total		$5,351.5	$(312.1)	$5,039.4

        The change in the gross carrying amounts of intangibles from December 30, 2007 to December 28, 2008, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies, specifically, the Canadian dollar and the British pound sterling.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Goodwill and Intangible Assets (Continued)

        The Molson U.S. brands intangible asset was created at the time of the merger between Coors and Molson in 2005. Molson brands which are marketed and sold in the U.S. by CBC have been declining in recent years. In addition, increases in packaging and freight costs on imported products combined with continued volume declines have significantly impacted the overall profitability of the Molson brands in the U.S. While management continues to believe that the Molson brands play an important role in the U.S. brand portfolio and will continue to be actively marketed by MillerCoors, it was determined that the value of the intangible brand asset has been impaired. This conclusion was based upon discounted cash flow analyses of the brands, using excess earnings approach, which indicated that the fair value of Molson U.S. brands were less than their carrying value. In 2008, the Company therefore recognized a $50.6 million non-cash charge to write-off the carrying value of the Molson brands sold in the U.S.

        In May 2007, we received a court ruling recognizing the validity of the Foster's Group Limited (Foster's) termination notice purporting to provide twelve months' notice of its intention to terminate the Foster's U.S. License Agreement due to the merger between Coors and Molson in 2005. As a result of this notice, we evaluated the fair value of the amortizable distribution right intangible asset, as computed, utilizing undiscounted cash flows, compared to its present carrying value. Based on this evaluation, we recorded an impairment charge of $24.1 million in the second quarter of 2007. The charge is included in the special items, net caption in the accompanying consolidated statements of operations for the year ended December 30, 2007. See Note 8, "Special Items, net," for summary of special items.

        Based on foreign exchange rates as of December 28, 2008, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2009	$37.0
2010	$37.0
2011	$35.9
2012	$25.2
2013	$24.8

        Amortization expense of intangible assets was $43.3 million, $62.4 million, and $75.4 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements

        Our total long-term borrowings as of December 28, 2008 and December 30, 2007, were composed of the following:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Senior notes:
U.S. $45.5 million 6.375% due 2012(1)	$45.5	$231.6
U.S. $300 million 4.85% due 2010(2)	300.0	300.0
CAD $900 million 5% due 2015(2)	735.3	915.0
Convertible debt 2.5% due 2013(3)	575.0	575.0
Commercial paper(4)	—	—
Credit facility(5)	—	—
Other notes payable issued by:	—	—
RMMC joint venture 7.2% due 2013(6)	—	27.3
BRI joint venture 7.5% due 2011(7)	176.0	215.9

Total long-term debt (including current portion)	1,831.8	2,264.8
Less: current portion of long-term debt	(0.1)	(4.2)

Total long-term debt	$1,831.7	$2,260.6

Total fair value	$1,817.5	$2,369.6

(1)
On May 7, 2002, CBC completed a private placement of $850 million principal amount of 6.375% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision (make-whole provision) if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the make-whole amount of the notes being redeemed, which is equal to the present value of the principal amount of the notes and interest to be redeemed. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms. On July 11, 2007, we repurchased $625 million aggregate principal amount of our 6.375% $850 million Senior Notes due 2012. The cash consideration paid of approximately $651 million included principal amounts of notes purchased and accrued but unpaid interest up to, but not including, the settlement date. The cash consideration paid also included an early tender payment of $20.00 for each $1,000 principal amount of Senior Notes tendered on or before June 22, 2007. This amount was in addition to the principal amounts of notes and interest, if any, paid to the bond holders whose bonds were repurchased. This early extinguishment of debt resulted in a charge of approximately $24.5 million in the third quarter of 2007. The loss comprised a $14.1 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $6.6 million incentive payment to note holders for early tendering of the notes, and a $3.8 million write-off of the proportionate amount of unamortized discount and issuance fees associated with the extinguished debt. The debt extinguishment was funded, in part, with proceeds from the issuance of $575 million aggregate principal amount of 2.5% Convertible Senior Notes, issued on June 15, 2007. The remaining source of funds for the early extinguishment was existing cash

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

  resources. On February 7, 2008, we announced a tender for repurchase of any and all principal amount of our remaining $225 million of 6.375% Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million with $45.5 million outstanding as of December 28, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The net debt extinguishment costs comprised a $21.4 million payment to settle the notes at fair value given interest rates at the time of extinguishment, a $1.7 million write-off of the proportionate amount of unamortized discount, issuance fees and transaction costs, offset by a $10.7 million gain from the termination of the interest rate swap associated with the extinguished debt. The debt extinguishment was funded by existing cash resources.

(2)
On September 22, 2005, Molson Coors Capital Finance ULC (MCCF) a Nova Scotia entity and Molson Coors International, LP, a Delaware partnership who are both wholly owned subsidiaries of MCBC issued 10-year and 5-year private placement debt securities totaling CAD $900 million in Canada and U.S. $300 million in the United States. The Canadian bonds bear interest at 5.0% and the U.S. bonds bear interest at 4.85%. Both offerings are guaranteed by MCBC, and all of its significant subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which we were in compliance with at December 28, 2008. The securities pay interest semi-annually on March 22 and September 22. The private placement securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue. All the proceeds from these transactions were used to repay outstanding amounts on MCBC's $1.3 billion bridge facility, a facility which was terminated at the time of repayment. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million. The notes were subsequently exchanged for publicly registered notes with the same terms.

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

  We used approximately $50 million of the net proceeds from the issuance of the 2.5% Convertible Senior Notes, to pay for the cost to us of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholder's Equity section of the balance sheet as of December 28, 2008.

  The purchased call options and warrants are separate transactions entered into by the Company, and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

(4)
We maintained a $500 million commercial paper program and as of December 28, 2008, there were no outstanding borrowings under this program. During the first quarter of 2009, we anticipate terminating this commercial paper program.

(5)
We maintain a $750 million revolving multicurrency bank credit facility, which expires in August 2011. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. There were no outstanding borrowings on this credit facility as of December 28, 2008.

(6)
RMMC is consolidated by MillerCoors as of July 1, 2008. However, MCBC continues to guarantee RMMC's debt obligations, which were $43.3 million at December 28, 2008.

(7)
We anticipate deconsolidating BRI from our financial statements in 2009. If BRI is deconsolidated these notes payable will not be presented as part of MCBC debt obligations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

        Our total short-term borrowings consist of various uncommitted lines of credits, short-term bank loans, and overdraft facilities as summarized below:

	As of
	December 28, 2008	December 30, 2007
	(In millions)
U.S. $ lines of credit
One line totaling $20 million
Interest rates at USD LIBOR + 1.5%	$—	$—
Canadian bank overdraft facilities
One line totaling CAD $30 million ($25 million)
Interest rates at U.S. Prime and Cdn Prime	—	—
British Pound lines of credit and bank overdraft facility
Three lines totaling GBP £30 million ($44 million)
Interest rates at GBP LIBOR +1.5%	—	—
Japanese Yen lines of credit
Two lines totaling 1.1 billion Yen ($12 million)
Interest rates at <1.00%	—	0.1

Total short-term borrowings	$—	$0.1

        As of December 28, 2008, the aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In millions)
2009	$0.1
2010	300.1
2011	176.1
2012	44.5
2013	574.8
Thereafter	736.2

Total	$1,831.8

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 28, 2008, we were in compliance with all of these restrictions.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt and Credit Arrangements (Continued)

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Interest incurred	$104.4	$136.0	$156.7
Interest capitalized	(1.1)	(9.5)	(13.7)

Interest expensed	$103.3	$126.5	$143.0

14. Share-Based Payments

        In the first quarter of 2006, we adopted the Financial Accounting Standards Board Statement No. 123, "Share-Based Payment" ("SFAS 123R"). The Company adopted SFAS 123R using the modified prospective method of adoption, which does not require restatement of prior periods.

        SFAS 123R requires a determination of excess tax benefits available to absorb related share-based compensation. FASB Staff Position 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123R-3"), which was issued on November 10, 2005, provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. Specifically, this FSP allows a company to elect the alternative or simplified method to calculate the opening excess tax benefits balance. We adopted such alternative method provisions to calculate the beginning balance of the excess tax benefit in the financial statements ended December 31, 2006. Under the new standard, excess income tax benefits, if any, from share-based compensation are presented as financing activities rather than operating activities in the statements of cash flows. This adoption did not have any impact on our financial statements.

        At December 28, 2008, we had three stock-based compensation plans.

The 1990 Equity Incentive Plan

        The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options and restricted stock awards. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the Company's EI Plan in 2008, and we are not expecting to grant any new awards under this plan.

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the Company's EC Plan in 2008, and we are not expecting to grant any new awards under this plan.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

Molson Coors Brewing Company Incentive Compensation Plan

        During 2008, 2007, and 2006, we issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): options, SOSARs, RSUs, DSUs, PSUs, and LOSARs.

        Options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. No options were granted in 2008 or 2007.

        SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. During 2008, we granted 0.6 million SOSARs with a weighted-average fair market value of $14.40 each. During 2007, we granted 1.0 million SOSARs with a weighted-average fair market value of $13.23 each.

        RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over the period of three years. In 2008, we granted 0.6 million RSUs with a weighted-average market value of $56.43 each. In 2007, we granted 0.3 million RSUs with a weighted-average market value of $46.24 each. In 2006, we granted 0.4 million RSUs with a weighted-average marketed value of $34.35 each.

        DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elected by the non-employee directors of Molson Coors Brewing Company by enabling them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day's price on the date of the grant and generally vest over the annual service period. In 2008, we granted a small number of DSUs with the weighted-average market value of $50.38 each. In 2007, we granted a small number of DSUs with the weighted-average market value of $48.66 each. In 2006, we granted a small number of DSUs with the weighted-average market value of $36.20 each.

        PSU awards are earned over the estimated expected term to achieve certain financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs are granted at the market value of our stock on the date of the grant. In 2008, a small number of these shares were granted under this plan at the weighted-average market value of $50.37 per share. In 2007, 0.2 million shares were granted under this plan at the weighted-average market value of $44.31 per share. In 2006, we granted 2.1 million PSUs with the weighted-average market value of $34.55 each.

        LOSARs entitle the employee to receive shares of MCBC Class B common shares with a fair market value equal to the excess of the trading price of such shares on the date of the exercise, but not to exceed a pre-determined ceiling, and the trading price on the date of the grant. No LOSARs were granted in 2008 or 2007. In 2006, we granted 0.2 million LOSARs with the weighted-average market value of $2.15 per share.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        As of December 28, 2008, there were 1.6 million shares of the Company's stock available for the issuance of the options, SOSAR, RSU, DSU, PSU, and LOSAR awards under the MCBC IC Plan.

        As a result of the formation of MillerCoors, we will record the fair value impact related to stock-based compensation for former CBC employees now employed by MillerCoors who hold previously granted MCBC stock-awards on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. Under Emerging Issues Task Force No. 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee," MillerCoors will recognize the fair value of the stock-based compensation incurred by MCBC on its behalf, and a corresponding capital contribution, as the costs are incurred on its behalf (that is, in the same periods as if we had paid cash to those MillerCoors employees following guidance set forth in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"). In addition, we will recognize all of the stock-based compensation expense associated with all preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors through our proportionate share of equity investment earnings in MillerCoors and will make an adjustment to reflect remaining costs not reflected in the proportionate share of equity investment earnings in MillerCoors calculation. The mark-to-market stock-based compensation expense, related to MCBC equity awards, during the fifty-two weeks ended December 28, 2008 was $3.1 million.

        The following table summarizes components of the equity-based compensation recorded as expense:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Options, SOSARs and LOSARs
Pre-tax compensation expense	$9.9	$10.3	$0.5
Tax (benefit) expense	(2.9)	(3.1)	0.3

After-tax compensation expense	7.0	7.2	0.8

RSUs and DSUs
Pre-tax compensation expense	14.9	7.6	6.6
Tax (benefit)	(4.4)	(2.2)	(2.1)

After-tax compensation expense	10.5	5.4	4.5

PSUs
Pre-tax compensation expense	34.2	19.5	15.0
Tax (benefit)	(9.9)	(5.7)	(4.2)

After-tax compensation expense	24.3	13.8	10.8

Total after-tax compensation expense	$41.8	$26.4	$16.1

        Included in the pre-tax stock option compensation expense is the mark-to-market stock option floor adjustment of $5.8 million benefit for the year ended December 31, 2006. The mark-to-market stock option floor adjustment relates to adjusting to the floor provided on the exercise price of stock

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

options held by former Coors officers who left the Company under change in control agreements. The stock option floor adjustment was included in special items in the statements of operations. As a result of the stock price exceeding the floor, no mark-to-market stock option floor adjustment was recognized in 2008 or 2007. Included in the restricted stock compensation expense was the DSU amortization of $0.5 million and $0.5 million for the year ended December 28, 2008 and December 30, 2007, respectively.

        The fair value of each option, SOSAR and LOSAR granted in 2008, 2007 and 2006 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
Risk-free interest rate	3.05%	4.64%	4.48%
Dividend yield	1.41%	1.40%	1.86%
Volatility range	25.3% - 26.8%	21.8% - 26.8%	21.9% - 30.1%
Weighted-average volatility	25.43%	25.30%	27.84%
Expected term (years)	3.5 - 7.0	3.5 - 7.0	3.5 - 7.0
Weighted-average fair market value	$14.40	$13.23	$9.43

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

        Options and SOSARs outstanding at December 28, 2008, changes during 2008, and shares available for grant under all of our plans are presented below:

	Shares outstanding				Shares exercisable at year-end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts)
Outstanding as of December 30, 2007	9.7	$33.70	5.40	$177.8	8.4	$32.74	4.90	$162.5
Granted	0.6	$57.09
Exercised	(1.8)	$43.80
Forfeited	0.1	$38.80

Outstanding as of December 28, 2008	8.6	$35.60	5.22	$95.3	6.9	$33.00	4.51	$97.0

        The total intrinsic values of options exercised during 2008, 2007 and 2006 were $37.8 million, $85.2 million and $20.7 million, respectively. During 2008, cash received from stock options exercises was $57.0 million and the total tax benefit to be realized for the tax deductions from these option exercises was $8.3 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Payments (Continued)

        The summary of activity of unvested RSUs, DSUs, and PSUs during 2008 is presented below:

	Shares	Weighted-average grant date fair value
	(In millions, except per share amounts)
Non-vested as of December 30, 2007	2.7	$35.98
Granted	0.6	$56.14
Vested	(2.0)	$35.35
Forfeited	(0.2)	$37.61

Non-vested as of December 28, 2008	1.1	$48.06

        The total fair values of RSUs, DSUs and PSUs vested during 2008, 2007 and 2006 were $116.2 million, $3.4 million and $2.4 million, respectively. As of December 28, 2008, there was approximately $34 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.3 years.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Loss)

	Foreign currency translation adjustments	Unrealized gain (loss) on derivative instruments	Pension and Postretirement Benefits adjustments	Equity Method Investments (MillerCoors)	Accumulated other comprehensive income (loss)
	(In millions)
As of December 25, 2005	$464.3	$(11.4)	$(265.9)	$—	$187.0
Foreign currency translation adjustments	116.2	—	—	—	116.2
Unrealized gain on derivative instruments	—	29.5	—	—	29.5
Reclassification adjustment on derivative instruments	—	(7.5)	—	—	(7.5)
Minimum pension liability adjustment	—	—	179.2	—	179.2
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(0.7)	—	(0.7)
Adjustment to adopt SFAS 158	—	—	(258.7)	—	(258.7)
Tax benefit (expense)	41.0	(8.3)	39.3	—	72.0

As of December 31, 2006	621.5	2.3	(306.8)	—	317.0
Foreign currency translation adjustments	697.3	—	—	—	697.3
Unrealized gain on derivative instruments	—	4.5	—	—	4.5
Reclassification adjustment on derivative instruments	—	(5.1)	—	—	(5.1)
Pension and other other postretirement benefit adjustments	—	—	13.5	—	13.5
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	(11.8)	—	(11.8)
Tax benefit (expense)	97.8	—	(8.3)	—	89.5

As of December 30, 2007	1,416.6	1.7	(313.4)	—	1,104.9
Foreign currency translation adjustments	(1,311.3)	—	—	—	(1,311.3)
Unrealized gain on derivative instruments	—	70.4	—	—	70.4
Reclassification adjustment on derivative instruments	—	4.9	—	—	4.9
Pension and other other postretirement benefit adjustments	—	—	(349.5)	—	(349.5)
Effect of foreign currency fluctuation on foreign-denominated pension	—	—	46.3	—	46.3
Contribution to MillerCoors	—	(31.3)	243.2	—	211.9
Ownership share of MillerCoors, other comprehensive loss	—	—	—	(338.9)	(338.9)
Tax benefit (expense)	30.3	(10.4)	16.9	127.7	164.5

As of December 28, 2008	$135.6	$35.3	$(356.5)	$(211.2)	$(396.8)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Loss) (Continued)

        The significant fluctuations to other comprehensive income due to foreign currency translation adjustments result from the strengthening of the CAD and GBP versus the USD in 2006 and 2007, and the subsequent reversal of those trends in 2008. We have significant levels of net assets denominated in these currencies due to our operations in those countries, and therefore other comprehensive income increases and/or decreases when those items are translated to our reporting currency, which is USD.

        The significant decrease in other comprehensive income due to pension and other post retirement benefit adjustments is due mainly to declines in pension trust asset values in the latter part of 2008. The decrease associated with our 42% interest in MillerCoors' other comprehensive income is similarly related to a decline in pension asset values of MillerCoors plans, as well as other comprehensive losses associated with increased derivative liabilities related to aluminum hedging efforts at MillerCoors.

16. Employee Retirement Plans

Defined Benefit Plans

        The Company maintains retirement plans in Canada, the United Kingdom and the United States. Plan funding strategies are influenced by employee benefits laws and tax laws. The Company's U.K. plan includes provision for employee contributions and inflation-based benefit increases for retirees. The U.K. defined benefit plan was closed to new employees in April 2006, and was closed to all new employee service credit effective in April 2009 (see subsequent discussion in this note).

        Canada and U.K. plan assets consist of bond holdings, equity securities and real estate. Equity assets are well diversified between international and domestic investments, with additional diversification in the domestic category through allocations to large-cap, small-cap, and growth and value investments. Relative allocations reflect the demographics of the respective plan participants.

        The following compares target asset allocation percentages with actual asset allocations at December 28, 2008:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	42.0%	35.2%	50.0%	43.3%
Fixed income	58.0%	64.3%	40.0%	42.3%
Real estate	0.0%	0.0%	7.0%	6.5%
Other	0.0%	0.5%	3.0%	7.9%

        Investment return assumptions for all plans have been determined by applying the returns to assets on a weighted average basis and adding an active management premium where appropriate. The deviations between the target allocations and the actual allocations are attributable to the large declines in the fair value of equities in 2008.

        It is expected that contributions to the Canada, U.K. and Corporate plans during 2009 will be approximately $69.4 million collectively (including supplemental executive plans and plans of consolidated joint ventures). This amount excludes MillerCoors' contributions to its defined benefit pension plans, as MillerCoors is not consolidated in our financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        The following represents our net periodic pension cost:

	For the year ended December 28, 2008
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$31.4	$8.4	$26.6	$66.4
Interest cost on projected benefit obligation	93.4	30.2	127.6	251.2
Expected return on plan assets	(118.2)	(35.1)	(150.1)	(303.4)
Amortization of prior service cost	2.2	(0.2)	(1.9)	0.1
Amortization of net actuarial loss	—	4.1	1.0	5.1
Special termination benefits	0.7	—	—	0.7
Administration expenses	2.4	0.6	4.7	7.7
Less expected participant and National Insurance contributions	(2.7)	—	(4.4)	(7.1)

Net periodic pension cost	$9.2	$8.0	$3.5	$20.7

	For the year ended December 30, 2007
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$33.7	$17.3	$40.6	$91.6
Interest cost on projected benefit obligation	88.4	57.4	119.2	265.0
Expected return on plan assets	(111.1)	(69.9)	(162.3)	(343.3)
Amortization of prior service cost	0.9	0.1	2.5	3.5
Amortization of net actuarial loss	0.6	13.8	4.1	18.5
Special termination benefits	0.4	—	—	0.4
Less expected participant and National Insurance contributions	(3.7)	—	(10.5)	(14.2)

Net periodic pension cost (benefit)	$9.2	$18.7	$(6.4)	$21.5

	For the year ended December 31, 2006
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$32.8	$19.7	$36.7	$89.2
Interest cost on projected benefit obligation	81.7	54.6	102.2	238.5
Expected return on plan assets	(101.5)	(64.2)	(140.7)	(306.4)
Amortization of prior service cost	1.5	—	(6.2)	(4.7)
Special termination benefits	—	18.9	10.7	29.6
Less expected participant and National Insurance contributions	(3.5)	—	(9.9)	(13.4)

Net periodic pension cost (benefit)	$11.0	$29.0	$(7.2)	$32.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 28, 2008
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	U.S. plan	Total	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$1,396.3	$22.3	$2,341.2	$3,759.8	$533.4	$949.9	$1,483.3	$5,243.1
Changes in current year (Underfunded)/Overfunded position	(69.5)	949.9	—	880.4	69.5	(949.9)	(880.4)	—

Projected benefit obligation at beginning of year	1,326.8	972.2	2,341.2	4,640.2	602.9	—	602.9	5,243.1
Contribution of plans to MillerCoors	—	(942.1)	—	(942.1)	—	—	—	(942.1)
Service cost, net of expected employee contributions	22.0	8.4	22.2	52.6	6.9	—	6.9	59.5
Interest cost	64.8	30.2	127.6	222.6	28.6	—	28.6	251.2
Amendments	21.5	—	—	21.5	—	—	—	21.5
Actual employee contributions	2.6	—	4.1	6.7	—	—	—	6.7
Settlement	(10.5)	—		(10.5)	—	—	—	(10.5)
Curtailments	—	0.1	(6.2)	(6.1)	—	—	—	(6.1)
Actuarial gain	(150.9)	(13.1)	(167.1)	(331.1)	(46.2)	—	(46.2)	(377.3)
Benefits paid	(62.7)	(48.8)	(113.6)	(225.1)	(37.9)	—	(37.9)	(263.0)
Foreign currency exchange rate change	(246.1)	—	(603.8)	(849.9)	(112.2)	—	(112.2)	(962.1)

Projected benefit obligation at end of year	$967.5	$6.9	$1,604.4	$2,578.8	$442.1	$—	$442.1	$3,020.9

Actuarial present value of accumulated benefit obligation	$964.2	$6.5	$1,553.2	$2,523.9	$440.5	$—	$440.5	$2,964.4

Change in plan assets:
Prior year fair value of assets	$1,233.6	$—	$2,249.9	$3,483.5	$595.7	$951.7	$1,547.4	$5,030.9
Changes in current year (Underfunded)/Overfunded position	(67.9)	951.7	—	883.8	67.9	(951.7)	(883.8)	—

Fair value of assets at beginning of year	1,165.7	951.7	2,249.9	4,367.3	663.6	—	663.6	5,030.9
Contribution of plans to MillerCoors	—	(867.1)	—	(867.1)	—	—	—	(867.1)
Actual return on plan assets	(173.9)	(36.5)	(371.0)	(581.4)	(20.6)	—	(20.6)	(602.0)
Employer contributions	69.9	0.7	127.5	198.1	30.5	—	30.5	228.6
Special termination benefits	—	—	—	—	—	—	—	—
Actual employee contributions	2.6	—	4.0	6.6	—	—	—	6.6
Settlement	(10.5)	—	—	(10.5)	—	—	—	(10.5)
Administration expenses	(1.9)	—	—	(1.9)	(1.3)	—	(1.3)	(3.2)
Benefits and plan expenses paid	(62.7)	(48.8)	(123.6)	(235.1)	(37.9)	—	(37.9)	(273.0)
Foreign currency exchange rate change	(206.0)	—	(505.3)	(711.3)	(126.7)	—	(126.7)	(838.0)

Fair value of plan assets at end of year	$783.2	$—	$1,381.5	$2,164.7	$507.6	$—	$507.6	$2,672.3

Funded status:
Projected benefit obligation at end of year	$(967.5)	$(6.9)	$(1,604.4)	$(2,578.8)	$(442.1)	$—	$(442.1)	$(3,020.9)
Fair value of plan assets at end of year	783.2	—	1,381.5	2,164.7	507.6	—	507.6	2,672.3

Funded status—(Underfunded)/Overfunded	(184.3)	(6.9)	(222.9)	(414.1)	65.5	—	65.5	(348.6)
Less: Minority interests	29.6	—	—	29.6	—	—	—	29.6

Funded status after minority interests—(Underfunded)/Overfunded	$(154.7)	$(6.9)	$(222.9)	$(384.5)	$65.5	$—	$65.5	$(319.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

	As of December 28, 2008
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	U.S. plan	Total	Consolidated
	(In millions)
Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$65.5	$—	$65.5	$65.5
Accrued expenses and other liabilities	(0.7)	(4.8)	—	(5.5)	—	—	—	(5.5)
Pension and postretirement benefits	(154.0)	(2.1)	(222.9)	(379.0)	—	—	—	(379.0)

Net amounts recognized	$(154.7)	$(6.9)	$(222.9)	$(384.5)	$65.5	$—	$65.5	$(319.0)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$132.6	$0.3	$400.3	$533.2	$(4.9)	$—	$(4.9)	$528.3
Net prior service cost	32.2	—	—	32.2	1.5	—	1.5	33.7

Total not yet recognized	$164.8	$0.3	$400.3	$565.4	$(3.4)	$—	$(3.4)	$562.0

        Changes in plan assets and benefit obligations recognized in other comprehensive loss were as follows:

	Canada plans	U.S. plan	U.K. plan	Total
	(In millions)
Accumulated other comprehensive loss as of December 31, 2006	$45.3	$238.9	$110.6	$394.8
Amortization of prior service costs	(0.9)	(0.1)	(2.5)	(3.5)
Amortization of net actuarial loss	(0.6)	(13.8)	(4.1)	(18.5)
Current year actuarial (gain) loss	—	(41.5)	46.7	5.2
Amendments	0.7	(6.1)	—	(5.4)
Curtailments	(0.9)	—	—	(0.9)
Foreign currency exchange rate change	8.3	—	7.1	15.4

Accumulated other comprehensive loss as of December 30, 2007	$51.9	$177.4	$157.8	$387.1
Contribution to MillerCoors	—	(231.8)	—	(231.8)
Amortization of prior service costs	(2.3)	0.2	1.9	(0.2)
Amortization of net actuarial loss	—	(4.1)	(1.0)	(5.1)
Current year actuarial loss	115.7	58.6	353.9	528.2
Amendments	21.5	—	—	21.5
Curtailments	—	—	10.4	10.4
Foreign currency exchange rate change	(25.4)	—	(122.7)	(148.1)

Accumulated other comprehensive loss as of December 28, 2008	$161.4	$0.3	$400.3	$562.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year Ending December 27, 2009, pre-tax:

Amount
(In millions)
Amortization of net prior service benefit	$2.3
Amortization of actuarial net loss	$1.8

	As of December 30, 2007
					Overfunded
	Underfunded
					Canada plans
	Canada plans	U.S. plans	U.K. plan	Total		U.S. plan	Total	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$1,304.0	$968.1	$2,256.9	$4,529.0	$334.3	$—	$334.3	$4,863.3
Changes in current year Overfunded/(Underfunded) position	60.0	(946.0)	—	(886.0)	(60.0)	946.0	886.0	—

Projected benefit obligation at beginning of year	$1,364.0	$22.1	$2,256.9	$3,643.0	$274.3	$946.0	$1,220.3	$4,863.3
Service cost, net of expected employee contributions	24.8	0.2	30.0	55.0	5.4	17.2	22.6	77.6
Interest cost	64.0	1.3	119.3	184.6	24.4	56.0	80.4	265.0
Amendments	0.8	—	—	0.8	—	(6.2)	(6.2)	(5.4)
Actual employee contributions	2.7	—	7.7	10.4	0.7	—	0.7	11.1
Special termination benefits	2.0	—	—	2.0	—	—	—	2.0
Curtailments	(2.5)	—	—	(2.5)	—	—	—	(2.5)
Actuarial (gain) loss	(234.9)	—	0.6	(234.3)	192.2	(9.4)	182.8	(51.5)
Benefits paid	(61.1)	(1.3)	(116.6)	(179.0)	(33.1)	(53.7)	(86.8)	(265.8)
Foreign currency exchange rate change	236.5	—	43.3	279.8	69.5	—	69.5	349.3

Projected benefit obligation at end of year	$1,396.3	$22.3	$2,341.2	$3,759.8	$533.4	$949.9	$1,483.3	$5,243.1

Actuarial present value of accumulated benefit obligation	$1,391.8	$22.1	$2,166.9	$3,580.8	$531.8	$924.7	$1,456.5	$5,037.3

Change in plan assets:
Prior year fair value of assets	$1,111.7	$830.1	$2,179.5	$4,121.3	$351.5	$—	$351.5	$4,472.8
Changes in current year Overfunded/(Underfunded) position	60.5	(830.1)	—	(769.6)	(60.5)	830.1	769.6	0.0

Fair value of assets at beginning of year	$1,172.2	$—	$2,179.5	$3,351.7	$291.0	$830.1	$1,121.1	$4,472.8
Actual return on plan assets	(153.3)	—	116.2	(37.1)	231.9	102.0	333.9	296.8
Employer contributions	67.6	1.3	31.7	100.6	28.8	73.3	102.1	202.7
Special termination benefits	—	—	—	—	—	—	—	—
Actual employee contributions	2.1	—	7.6	9.7	0.7	—	0.7	10.4
Benefits and plan expenses paid	(61.1)	(1.3)	(127.0)	(189.4)	(33.1)	(53.7)	(86.8)	(276.2)
Foreign currency exchange rate change	206.1	—	41.9	248.0	76.4	—	76.4	324.4

Fair value of plan assets at end of year	$1,233.6	$—	$2,249.9	$3,483.5	$595.7	$951.7	$1,547.4	$5,030.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

	As of December 30, 2007
					Overfunded
	Underfunded
					Canada plans
	Canada plans	U.S. plans	U.K. plan	Total		U.S. plan	Total	Consolidated
	(In millions)
Funded status:
Projected benefit obligation at end of year	$(1,396.3)	$(22.3)	$(2,341.2)	$(3,759.8)	$(533.4)	$(949.9)	$(1,483.3)	$(5,243.1)
Fair value of plan assets at end of year	1,233.6	—	2,249.9	3,483.5	595.7	951.7	1,547.4	5,030.9

Funded status—(Underfunded)/Overfunded	$(162.7)	$(22.3)	$(91.3)	$(276.3)	$62.3	$1.8	$64.1	$(212.2)
Less: Minority interests	36.8	—	—	36.8	—	—	—	36.8

Funded status after minority interests—(Underfunded)/Overfunded	$(125.9)	$(22.3)	$(91.3)	$(239.5)	$62.3	$1.8	$64.1	$(175.4)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$62.3	$1.8	$64.1	$64.1
Accrued expenses and other liabilities	(0.8)	(1.9)	—	(2.7)	—	—	—	(2.7)
Pension and postretirement benefits	(125.1)	(20.4)	(91.3)	(236.8)	—	—	—	(236.8)

Net amounts recognized	$(125.9)	$(22.3)	$(91.3)	$(239.5)	$62.3	$1.8	$64.1	$(175.4)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$52.8	$4.2	$182.9	$239.9	$(22.0)	$179.6	$157.6	$397.5
Net prior service cost (benefit)	19.0	—	(25.2)	(6.2)	2.1	(6.3)	(4.2)	(10.4)

Total not yet recognized	$71.8	$4.2	$157.7	$233.7	$(19.9)	$173.3	$153.4	$387.1

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
				December 30, 2007
	December 28, 2008
					U.S. plans
	Canada plans	U.S. plans	U.K. plan	Canada plans		U.K. plan
Weighted average assumptions:
Settlement discount rate(1)	6.1% - 6.6%	4.7% - 6.2%	6.45%	5.25%	6.45%	6.00%
Rate of compensation increase	2.5% - 3.0%	3.00%	4.15%	3.00%	3.00%	4.35%
Expected return on plan assets	4.4% - 7.05%	N/A	7.45%	4.9% - 7.80%	7.80%	7.50%

(1)
Rate utilized at year-end for the following year's pension expense and related balance sheet amounts at current year-end.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Expected Cash Flows

        Information about expected cash flows for the consolidated retirement plans (including consolidated joint ventures) follows:

Expected benefit payments	Amount
(In millions)
2009	$186.9
2010	$188.3
2011	$194.7
2012	$201.3
2013	$207.9
2014-2018	$1,138.2

U.K. Plan Curtailment

        During October 2008, we announced a plan for the cessation of employee service credit with regard to retirement benefits in the CBL pension plan. Following negotiations with employee groups, it was announced in December that employee service credit would cease with regard to the earning of pension benefits, effective April 4, 2009. This cessation of benefits was a curtailment event. As a result, we recognized a pension gain of $10.4 million, representing the immediate recognition of previously unamortized prior service benefit. The $6.2 million reduction of the projected benefit obligation as a result of the curtailment was netted against actuarial losses reflected in the plan's remeasurement, and therefore was not recognized as a gain on the income statement. Given the timing of the curtailment event in December 2008, the year-end plan remeasurement results were used with regard to the determination of the curtailment on the projected benefit obligation.

        As a result of employee restructuring activities associated with the U.K. segment supply chain operations, a pension curtailment was recognized in the second quarter of 2006. The curtailment triggered a significant event that resulted in the re-measurement of the pension assets and liabilities as of April 30, 2006. As a result of the curtailment, a gain of $5.3 million was recognized and presented as a special item in the statement of operations in the second quarter of 2006. This gain arose from the reduction in estimated future working lifetimes of plan participants resulting in the acceleration of the recognition of a prior service benefit. This prior service benefit was generated by plan changes in previous years and was deferred on the balance sheet and amortized into earnings over the then-expected working lifetime of plan participants of approximately 10 years.

Multiemployer Plan

        Certain of our former employees in Memphis participated in a multi-employer union retirement plan, into which we made contributions on their behalf. Contributions totaled $27.6 million and $1.2 million in 2007 and 2006, respectively. The increase in contributions in 2007 was a result of the final payment to the union upon withdrawal from the pension plan. There were no contributions in 2008.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Retirement Plans (Continued)

Defined Contribution Plan

        Canadian employees typically participate in the defined contribution portion of the registered pension plans. The employer contributions range from 3% to 5.5% of employee compensation. Our contributions in 2008, 2007 and 2006 were $4.0 million, $3.7 million and $3.2 million, respectively.

        During 2008, U.S. employees were eligible to participate in the Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees' contributions up to 6% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections. There were no minimum amounts that are required to be invested in CBC stock. Our contributions in 2008, 2007 and 2006 were $5.3 million, $8.4 million, and $7.8 million, respectively.

        With the closure of the CBL pension plan to future service credit, effective in April 2009, all employees will benefit from increased Company contributions to the CBL defined contribution plan. From April 2006, new employees of the U.K. business were not entitled to join the Company's defined benefit pension plan. Instead these employees were and still are given an opportunity to participate in a defined contribution plan. Under this plan the Company will match employee contributions up to a maximum of 7% of the employee's compensation. Company contributions in 2008 to this plan were $1.5 million and $0.3 million for 2007. Going forward the company's contributions to defined contribution plans will increase following the closure of the defined benefit plan and the transfer of these members to a defined contribution plan from April 4, 2009.

17. Postretirement Benefits

        Canadian and U.S. employees in the Corporate center have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The plans are not funded.

        The obligations under these plans were determined by the application of the terms of medical and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates detailed in the table below.

For the years ended
	December 28, 2008			December 30, 2007
	Molson Canada plans	BRI Canada plans	U.S. plan	Molson Canada plans	BRI Canada plans	U.S. plan
Key assumptions:
Settlement discount rate	6.50%	4.5%-6.5%	6.30%	5.25%	5.25%	6.45%
Health care cost trend rate	Ranging ratably from 9% in 2009 to 5.00% in 2017	Ranging ratably from 8.50% in 2009 to 5.00% in 2016	Ranging ratably from 8.30% in 2009 to 5.00% in 2022	Ranging ratably from 9.30% in 2008 to 5.00% in 2015	Ranging ratably from 9.00% in 2008 to 5.00% in 2016	Ranging ratably from 9.00% in 2008 to 5.00% in 2012

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 28, 2008
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$7.3	$1.3	$8.6
Interest cost on projected benefit obligation	15.4	4.8	20.2
Amortization of prior service cost	0.1	0.1	0.2
Amortization of net actuarial loss	0.1	2.1	2.2

Net periodic postretirement benefit cost	$22.9	$8.3	$31.2

	For the year ended December 30, 2007
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$9.4	$2.6	$12.0
Interest cost on projected benefit obligation	14.4	7.9	22.3
Amortization of prior service cost	0.1	0.3	0.4
Amortization of net actuarial loss	1.2	3.4	4.6

Net periodic postretirement benefit cost	$25.1	$14.2	$39.3

	For the year ended December 31, 2006
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$8.2	$3.1	$11.3
Interest cost on projected benefit obligation	12.5	7.4	19.9
Amortization of prior service cost	0.1	0.2	0.3
Amortization of net actuarial loss	0.8	2.9	3.7

Net periodic postretirement benefit cost	$21.6	$13.6	$35.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

	As of December 28, 2008
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$314.4	$155.6	$470.0
Contribution to MillerCoors	—	(146.3)	(146.3)
Service cost	6.7	1.3	8.0
Interest cost	15.4	4.8	20.2
Actuarial gain	(62.9)	(6.0)	(68.9)
Benefits paid, net of participant contributions	(9.9)	(7.7)	(17.6)
Foreign currency exchange rate change	(55.2)	—	(55.2)

Projected postretirement benefit obligation at end of year	$208.5	$1.7	$210.2

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(208.5)	$(1.7)	$(210.2)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(9.0)	$—	$(9.0)
Pension and postretirement benefits	(199.5)	(1.7)	(201.2)

Net amounts recognized	$(208.5)	$(1.7)	$(210.2)

Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(25.9)	$0.8	$(25.1)
Net prior service cost	0.1	—	0.1

Total unrecognized	$(25.8)	$0.8	$(25.0)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive loss (income) were as follows:

	Canada plans	U.S. plan	Total
	(In millions)
Accumulated other comprehensive loss as of December 31, 2006	$41.2	$59.5	$100.7
Amortization of prior service costs	(0.1)	(0.3)	(0.4)
Amortization of net actuarial loss	(1.2)	(3.3)	(4.5)
Current year acturial (gain)/loss	(10.4)	20.4	10.0
Foreign currency exchange rate change	6.6	—	6.6

Accumulated other comprehensive loss as of December 30, 2007	$36.1	$76.3	$112.4
Contribution to MillerCoors	—	(67.3)	(67.3)
Amortization of prior service costs	(0.1)	(0.2)	(0.3)
Amortization of net actuarial loss	—	(2.1)	(2.1)
Current year acturial gain	(62.9)	(5.9)	(68.8)
Foreign currency exchange rate change	1.1	—	1.1

Accumulated other comprehensive (income) loss as of December 28, 2008	$(25.8)	$0.8	$(25.0)

Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year Ending December 27, 2009 (pre-tax):

Amount
(In millions)
Amortization of net prior service cost	$0.1
Amortization of actuarial net loss	$(0.7)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

	As of December 30, 2007
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$262.6	$139.8	$402.4
Service cost	9.4	2.6	12.0
Interest cost	14.4	7.9	22.3
Actuarial (gain) loss	(12.2)	20.5	8.3
Benefits paid, net of participant contributions	(9.3)	(15.2)	(24.5)
Foreign currency exchange rate change	49.5	—	49.5

Projected postretirement benefit obligation at end of year	$314.4	$155.6	$470.0

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(314.4)	$(155.6)	$(470.0)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(11.3)	$(18.5)	$(29.8)
Pension and postretirement benefits	(303.1)	(137.1)	(440.2)

Net amounts recognized	$(314.4)	$(155.6)	$(470.0)

Amounts in Accumulated Other Comprehensive Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial loss	$35.8	$73.8	$109.6
Net prior service cost	0.3	2.5	2.8

Total unrecognized	$36.1	$76.3	$112.4

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Amount
(In millions)
2009	$9.1
2010	$9.6
2011	$10.1
2012	$10.6
2013	$11.2
Thereafter	$64.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Postretirement Benefits (Continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point increase (unfavorable)	1% point decrease favorable
	(In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.7)	$1.4
Effect on postretirement benefit obligation	$(13.4)	$12.2
Canada plans (BRI)
Effect on total of service and interest cost components	$(1.1)	$0.8
Effect on postretirement benefit obligation	$(7.8)	$6.5
U.S. plan
Effect on total of service and interest cost components	$(0.5)	$0.4
Effect on postretirement benefit obligation	$(0.2)	$0.2

18. Derivative Instruments

Market Risk Management Policies

        We are exposed to fluctuations in interest rates, foreign currencies and production and packaging materials prices. We have established policies and procedures that govern the strategic management of these exposures through the use of a variety of financial instruments.

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into foreign currency forward contracts, commodity swaps, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated cash flows. Our primary foreign currency exposures are the Canadian dollar ("CAD") and the British Pound Sterling ("GBP" or "£").

        Derivatives are over-the-counter agreements entered into with highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to derivative transactions are major financial institutions with investment grade credit ratings of at least A (Standard & Poor's), A2 (Moody's) or better. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, we have established counterparty credit guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. In some instances our counterparties and we have reciprocal collateralization agreements regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At December 28, 2008, no collateral was posted by our counterparties or us.

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

        The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in SFAS No. 133. As of December 28, 2008, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS No. 133.

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates, and foreign currency exchange rates, and for the other strategic purposes related to our core business. All derivatives are recognized on the balance sheet at their fair value. The fair values of our derivatives include credit risk adjustments to account for counterparties' credit risk as well as MCBC's non-performance risk. These reserves resulted in a net $7 million favorable adjustment to other comprehensive income, since derivatives in total were in a net liability position at year end. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other liabilities or other non-current liabilities. Changes in unrealized gains and losses from fair value hedges are classified in the statement of operations consistent with the classification of the corresponding income or expense line item being hedged. Changes in fair values of outstanding cash flow hedges that are highly effective as per the definition of SFAS 133 are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure. Cash flows from derivative transactions are classified according to the nature of the risk being hedged.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

        When we discontinue hedge accounting but it continues to be probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current period earnings. Any hedge ineffectiveness, as per SFAS No. 133, is recorded in current period earnings in other expense (income), net. Effectiveness is assessed based on the comparison of current forward rates to the rates established on our hedges.

        Following are the notional transaction amounts and fair values for our outstanding derivatives, summarized by risk category and instrument type.

	For the years ended
	December 28, 2008		December 30, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Foreign Currency
Forwards	$319.5	$52.1	$460.9	$(24.9)
Swaps	1,845.5	(197.3)	2,416.4	(472.5)

Total foreign currency	2,165.0	(145.2)	2,877.3	(497.4)
Interest rate:
Swaps	81.8	7.2	303.1	9.9
Commodity price:
Swaps	6.3	(1.6)	202.4	(10.0)
Equity price:
Cash settled total return swap	339.5	(1.4)	—	—

Total outstanding derivatives	$2,592.6	$(141.0)	$3,382.8	$(497.5)

        The table below shows pre-tax derivative gains and losses deferred in other comprehensive income in shareholders equity as of December 28, 2008, December 30, 2007 and December 31, 2006. Gains and losses deferred as of December 28, 2008 are generally expected to be recognized as the underlying transactions occur. The amounts ultimately recognized may differ, favorably or unfavorably, from those shown due to the fact that some of our derivative positions are not yet settled and therefore remain subject to ongoing market price fluctuations. As noted, effective gains and losses are deferred over time and recognized simultaneously with the impact of the underlying transactions. The ineffective gains and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

losses are recognized immediately when it was evident they did not precisely offset changes in the underlying transaction.

	For the years ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Net deferred (gain) loss	$(53.0)	$(8.7)	$(9.4)
Net ineffective loss (gain)	$—	$1.3	$(3.1)

Significant Hedged Positions

        In connection with our debt offerings (Note 13, "Debt and Credit Arrangements"), we added various derivative instruments held by Molson that hedged currency, commodity, and interest rate risk in a similar manner as Coors.

        Prior to issuing the notes on September 22, 2005 (See Note 13, "Debt and Credit Arrangements"), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rate was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per FAS 133 accounting, the loss will be amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

        Simultaneously with the September 22, 2005, U.S. private placement (See Note 13, "Debt and Credit Arrangements"), we entered into a cross currency swap transaction for the entire USD $300.0 million issue amount and for the same maturity. In this transaction we exchanged our USD $300.0 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the USD $300.0 million amount. There was an exchange of principal at the inception of this transaction, and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded in earnings and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

        As of December 28, 2008, we are a party to other cross currency swaps totaling GBP £530.0 million (USD $774.0 million at the date of entering the transaction). The swaps included an initial exchange of principal on the settlement date of our 6.375% private placement fixed rate debt (see Note 13, "Debt and Credit Arrangements") and will require final principal exchange in May 2012. The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our U.K. subsidiary and U.S. subsidiary.

        The BRI joint venture is a party to interest rate swaps, converting CAD $100.0 million notional amount of the CAD $200.0 million 7.5% fixed rate debt. The interest rate swaps convert the CAD $100.0 million to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. During July 2006, we entered into and designated the interest rate swaps as a fair value hedge of the changes in the fair value of the CAD $100.0 million fixed rate debt attributable to changes in the LIBOR swap rates. Prior to the inception of this fair value hedge, the interest rate swaps held by BRI were the only Molson Inc. derivative instruments that did not qualify for hedge accounting under SFAS 133. Mark-to-market changes on these interest rate swaps were recorded as interest expense. We anticipate deconsolidating BRI from our financial statements in 2009. If BRI is deconsolidated these notes payable will not be presented as part of MCBC debt obligations including the associated interest rate swaps.

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

        As of December 28, 2008, $28.5 million of deferred losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of expected gains or losses on underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the applicable rates in effect when derivatives contracts that are currently outstanding mature. As of December 28, 2008, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is four years.

Other Derivatives

        During 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an exposure of Foster's, a major global brewer. This swap gives MCBC exposure to nearly 5% of Foster's outstanding common stock. As of December 28, 2008, the notional amount of the swap was $339.5 million.

        The fair value of the cash settled total return swap as of December 28, 2008, was ($1.4) million (out-of-the money liability). We are not applying hedge accounting to the derivative, so all unrealized gains and losses flow directly through the income statement, classified in Other Income (Expense) in the Global Markets and Corporate segment. The swap will, unless the derivative contract is amended, mature in 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Derivative Instruments (Continued)

        We may be required to post collateral with the counterparty if the swap is in an out-of-the-money position. If our credit ratings with Standard & Poor's and Moody's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for only that portion of the out-of-the-money liability exceeding $20.0 million. If our credit ratings fall below investment grade with either rating services, we must post collateral for the entire out-of-the-money liability.

19. Accrued expenses and other liabilities

	As of
	December 28, 2008	December 30, 2007
	(In millions)
Accrued compensation	$44.8	$171.0
Accrued excise taxes	197.2	292.6
Accrued selling and marketing costs	73.2	155.2
Accrued brewing operations costs	275.0	341.8
Other	100.6	228.5

Accrued expenses and other liabilities	$690.8	$1,189.1

        Accrued brewing operations costs consist of amounts owed for beer raw materials, packaging materials, freight charges, utilities, and other manufacturing and distribution costs. The decreases in values from 2007 to 2008 are attributable to transfers to the MillerCoors joint venture and also to the strengthening currency of the USD against GBP and CAD.

20. Commitments and Contingencies

Letters of Credit

        As of December 28, 2008, we had approximately $34.5 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2009. Approximately $0.6 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

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

Amount
(In millions)
2009	$236.0
2010	119.3
2011	84.2
2012	4.0
2013	2.3
Thereafter	0.8

Total	$446.6

        Our total purchases under these contracts in 2008, 2007 and 2006 were approximately $1,073.9 million, $715.9 million, and $661.8 million, respectively.

Graphic Packaging Corporation

        We had a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchased our U.S. segment paperboard requirements. This contract was held by CBC, and now is held by MillerCoors. Our payments under the packaging agreement in the first half of 2008, and the full years of 2007 and 2006 totaled $42.7 million, $85.7 million, and $74.0 million, respectively. Related accounts payable balances included in Affiliates accounts payable on the Consolidated Balance Sheets were $0.1 million as of December 30, 2007.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 28, 2008, these future commitments are as follows:

Amount
(In millions)
2009	$73.7
2010	55.1
2011	41.3
2012	22.4
2013	21.2
Thereafter	67.1

Total	$280.8

        Total advertising expense was $610.0 million, $858.1 million, and $906.9 million in 2008, 2007 and 2006, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In millions)
2009	$53.8
2010	45.4
2011	31.8
2012	25.1
2013	20.5
Thereafter	48.9

Total	$225.5

        Total rent expense was $62.2 million, $81.2 million, and $70.7 million in 2008, 2007 and 2006, respectively.

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

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.

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

  •
  a 2.5% inflation rate for future costs; and

  •
  certain operations and maintenance costs were discounted using a 2.94% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at December 28, 2008, are $3.8 million and $5.2 million, respectively. Accordingly, we believe that the existing liability is adequate as of December 28, 2008. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We accrued a liability in the amount of $3.9 million during the third quarter of 2008, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.

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

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 4, we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil, and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided an indemnity

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. The maximum potential claims amount in this regard, including estimated accumulated legal, penalties and interest, was $306.0 million as of December 28, 2008. A portion of our indemnity obligations are considered probable losses, recorded as non-current liabilities in an amount of $51.4 million at December 28, 2008. Our estimate of the value of the indemnity liability associated with the purchased tax credits as of December 28, 2008 was $69.3 million, $3.6 million of which was classified as a current liability and $65.7 million of which was classified as non-current. Our estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign exchange.

        We also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. A portion of our indemnity obligations are considered probable losses, recorded as current liabilities in the amount of $2.2.million at December 28, 2008. The recorded value of the tax, civil, and labor indemnity liability was $10.1 million as of December 28, 2008, $2.5 million of which is classified as a current liability and $7.6 million of which is classified as non-current.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

        The table below provides a summary of contingency reserve balances from December 31, 2006, through December 28, 2008:

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 25, 2005	$—	$—	$—
Provision upon sale of 68% ownership	52.4	42.9	95.3
Exercise of put option on remaining ownership interest	12.5	5.5	18.0
Changes in liability estimates	12.8	(15.1)	(2.3)

Balance at December 31, 2006	$77.7	$33.3	$111.0
Adjustments to indemnity liabilities due to changes in estimates	21.1	(1.3)	19.8
Foreign exchange impact	18.0	6.2	24.2

Balance at December 30, 2007	$116.8	$38.2	$155.0
Adjustments to indemnity liabilities due to changes in estimates	42.5	(22.0)	20.5
Foreign exchange impact	(38.5)	(3.8)	(42.3)

Balance at December 28, 2008	$120.8	$12.4	$133.2

        Current liabilities of discontinued operations include current tax liabilities of $8.5 million and $10.6 million as of December 28, 2008 and December 30, 2007, respectively. Included in current and non-current assets of discontinued operations as of December 28, 2008 are $1.5 million and $7.0 million, respectively, of deferred tax assets associated with the indemnity liabilities.

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Québec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the merger between Coors and Molson in 2005. The Colorado case was transferred to Delaware and consolidated with those cases. The Québec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Québec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay, except one case discussed below, a total of $6.0 million in settlement, which amounts would be paid by the Company's insurance carrier. The settlement agreement is awaiting final approval in the various courts in which the cases are pending. We anticipate receiving such approval in April 2009. This agreement in principle did not settle one remaining case in Delaware. That case seeks to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relies on the same allegations as the other shareholder

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Commitments and Contingencies (Continued)

lawsuits. This case has been settled for $0.2 million, an amount that will be paid by the Company's insurance carrier.

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. For example, we are one of approximately 60 entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado may bring an action against the City and County of Denver and Waste Management for the Lowry Superfund Site to recover for natural resources damages. In the event that the State of Colorado were to bring such an action against the City and County of Denver and Waste management, Denver and Waste Management would likely bring an action against the PRPs to recover a portion of the amount of such claim. Although no formal action has been brought, the State of Colorado is informally asserting total damages of approximately $10 million. However, the Company is potentially liable for only a portion of those damages. The Company will defend any such claims vigorously.

        CBL replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against CBL with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against CBL. CBL appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. CBL appealed the employment appeal tribunal's judgment. In January 2007, the appeal decision ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed during the third quarter of 2008 in a U.K. county court. A trial date is expected in 2009. CBL will defend the claims vigorously. If CBL were held to be liable to the claimants, the amounts of the liability would be immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss could be higher.

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

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability, and property insurance deductibles or retentions. During 2005 we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997. Our reserves accrued at December 28, 2008, and December 30, 2007, were $1.5 million and $15.4 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information

        MCBC (Parent Guarantor and 2007 Issuer) issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering on June 15, 2007 (see Note 13, "Debt and Credit Arrangements"). The convertible notes are guaranteed on a senior unsecured basis by CBC (2002 Issuer), Molson Coors International, LP and Molson Coors Capital Finance ULC (together the 2005 Issuers) and certain significant subsidiaries (Subsidiary Guarantors).

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007 and cash on hand. During the first quarter of 2008, $180.4 million of the senior notes was extinguished using existing cash resources. The remaining outstanding Senior notes are guaranteed on a senior and unsecured basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

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

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of Molson Coors, guaranteed the obligations of Molson Coors under the Credit Agreements dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented. This change, as well as certain foreign exchange and tax items were reflected accordingly with the appropriate reclassifications to the prior period condensed consolidated financial statements.

        On July 1, 2008, MCBC contributed its U.S. business to MillerCoors. The U.S. business was operated primarily by Coors Brewing Company, which is the 2002 Issuer. As a result, Coors Brewing

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

Company now holds an equity method interest in MillerCoors, which is not a guarantor, shown as "Investment in MillerCoors" on the condensed consolidating balance sheet as of December 28, 2008.

        The following information sets forth Condensed Consolidating Statements of Operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, Condensed Consolidating Balance Sheets as of December 28, 2008, and December 30, 2007, and Condensed Consolidating Statements of Cash Flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC, which is the Parent Guarantor and 2007 Issuer, and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which former Molson shareholders received in the merger between Coors and Molson in 2005.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,739.2	$—	$2,399.3	$2,513.3	$—	$6,651.8
Excise taxes	—	(231.2)	—	(559.8)	(1,086.5)	—	(1,877.5)

Net sales	—	1,508.0	—	1,839.5	1,426.8	—	4,774.3
Cost of goods sold	—	(952.1)	—	(958.7)	(930.0)	—	(2,840.8)
Equity in subsidiary earnings	540.6	(26.5)	469.6	—	—	(983.7)	—

Gross profit	540.6	529.4	469.6	880.8	496.8	(983.7)	1,933.5
Marketing, general and administrative expenses	(102.9)	(418.7)	—	(435.0)	(376.6)	—	(1,333.2)
Special items, net	(58.8)	(42.4)	—	(35.1)	2.4	—	(133.9)
Equity income in MillerCoors	—	155.6	—	—	—	—	155.6

Operating income	378.9	223.9	469.6	410.7	122.6	(983.7)	622.0
Interest (expense) income, net	(13.2)	(29.9)	(58.2)	2.8	0.1	—	(98.4)
Other (expense) income, net	(6.6)	3.9	—	(1.7)	(4.0)	—	(8.4)

Income from continuing operations before income taxes	359.1	197.9	411.4	411.8	118.7	(983.7)	515.2
Income tax (expense) benefit	28.8	(125.4)	30.3	(30.0)	(6.6)	—	(102.9)

Income from continuing operations before minority interests	387.9	72.5	441.7	381.8	112.1	(983.7)	412.3
Minority interests in net income of consolidated entities	—	—	—	0.1	(12.3)	—	(12.2)

Income from continuing operations	387.9	72.5	441.7	381.9	99.8	(983.7)	400.1
Loss from discontinued operations, net of tax	—	—	—	—	(12.1)	—	(12.1)

Net income	$387.9	$72.5	$441.7	$381.9	$87.7	$(983.7)	$388.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2007
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,949.3	$—	$2,622.4	$2,748.0	$—	$8,319.7
Excise taxes	—	(435.2)	—	(555.4)	(1,138.5)	—	(2,129.1)

Net sales	—	2,514.1	—	2,067.0	1,609.5	—	6,190.6
Cost of goods sold	(0.1)	(1,574.7)	—	(1,095.5)	(1,032.6)	—	(3,702.9)
Equity in subsidiary earnings	728.2	(14.8)	720.0	—	—	(1,433.4)	—

Gross profit	728.1	924.6	720.0	971.5	576.9	(1,433.4)	2,487.7
Marketing, general and administrative expenses	(90.1)	(731.2)	—	(484.8)	(428.3)	—	(1,734.4)
Special items, net	(13.4)	(9.5)	—	(75.2)	(14.1)	—	(112.2)

Operating income	624.6	183.9	720.0	411.5	134.5	(1,433.4)	641.1
Interest (expense) income, net	(1.9)	(71.2)	(57.7)	5.9	0.5	—	(124.4)
Other income (expense), net	0.6	—	0.2	17.4	(0.5)	—	17.7

Income from continuing operations before income taxes	623.3	112.7	662.5	434.8	134.5	(1,433.4)	534.4
Income tax (expense) benefit	(126.0)	(7.2)	(78.4)	(30.9)	238.3	—	(4.2)

Income from continuing operations before minority interests	497.3	105.5	584.1	403.9	372.8	(1,433.4)	530.2
Minority interests in net income of consolidated entities	—	—	—	1.2	(16.5)	—	(15.3)

Income from continuing operations	497.3	105.5	584.1	405.1	356.3	(1,433.4)	514.9
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(17.6)	—	(17.7)

Net income	$497.2	$105.5	$584.1	$405.1	$338.7	$(1,433.4)	$497.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,683.0	$—	$2,495.8	$2,722.8	$—	$7,901.6
Excise taxes	—	(401.8)	—	(551.0)	(1,103.8)	—	(2,056.6)

Net sales	—	2,281.2	—	1,944.8	1,619.0	—	5,845.0
Cost of goods sold	—	(1,449.0)	—	(1,003.7)	(1,028.4)	—	(3,481.1)
Equity in subsidiary earnings	418.1	470.3	—	—	—	(888.4)	—

Gross profit	418.1	1,302.5	—	941.1	590.6	(888.4)	2,363.9
Marketing, general and administrative expenses	(61.9)	(740.1)	—	(466.9)	(436.5)	—	(1,705.4)
Special items, net	5.3	(73.6)	—	—	(9.1)	—	(77.4)

Operating income	361.5	488.8	—	474.2	145.0	(888.4)	581.1
Interest income (expense), net	(0.6)	(65.8)	(55.4)	1.7	(6.6)	—	(126.7)
Other income (expense), net	—	3.9	—	0.9	12.9	—	17.7

Income (loss) from continuing operations before income taxes	360.9	426.9	(55.4)	476.8	151.3	(888.4)	472.1
Income tax (expense) benefit	0.1	(8.8)	—	(1.1)	(72.6)	—	(82.4)

Income (loss) from continuing operations before minority interests	361.0	418.1	(55.4)	475.7	78.7	(888.4)	389.7
Minority interests in net income of consolidated entities	—	—	—	—	(16.1)	—	(16.1)

Income (loss) from continuing operations	361.0	418.1	(55.4)	475.7	62.6	(888.4)	373.6
Loss from discontinued operations, net of tax	—	—	—	—	(12.6)	—	(12.6)

Net income (loss)	$361.0	$418.1	$(55.4)	$475.7	$50.0	$(888.4)	$361.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$0.4	$0.1	$24.1	$106.7	$—	$216.2
Accounts receivable, net	9.1	10.9	—	132.1	320.4	—	472.5
Other receivables, net	20.2	28.1	(14.9)	46.4	83.1	—	162.9
Total inventories, net	—	—	—	111.9	80.2	—	192.1
Other assets, net	(0.4)	3.1	—	24.5	34.7	—	61.9
Deferred tax assets	(18.3)	17.5	—	—	0.8	—	—
Discontinued operations	—	—	—	—	1.5	—	1.5

Total current assets	95.5	60.0	(14.8)	339.0	627.4	—	1,107.1
Properties, net	25.4	7.7	—	597.7	671.1	—	1,301.9
Goodwill	—	11.4	—	275.2	1,011.4	—	1,298.0
Other intangibles, net	—	44.4	—	3,552.1	326.9	—	3,923.4
Investment in MillerCoors	—	2,418.7	—	—	—	—	2,418.7
Net investment in and advances to subsidiaries	5,646.3	(1,182.1)	4,282.9	—	—	(8,747.1)	—
Deferred tax assets	(2.4)	18.4	100.7	15.1	(26.5)	—	105.3
Other assets	6.6	54.9	3.9	81.5	108.3	—	255.2
Discontinued operations	—	—	—	—	7.0	—	7.0

Total assets	$5,771.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,416.6

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6.8	$1.7	$—	$61.5	$100.5	$—	$170.5
Accrued expenses and other liabilities	18.9	18.1	10.3	218.7	424.8	—	690.8
Deferred tax liability	39.0	—	—	—	68.8	—	107.8
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	—	—	0.1
Discontinued operations	—	—	—	—	16.9	—	16.9

Total current liabilities	64.7	20.1	10.1	280.2	611.0	—	986.1
Long-term debt	575.0	45.3	1,035.5	—	175.9	—	1,831.7
Deferred tax liability	(5.9)	5.9	—	—	399.4	—	399.4
Other liabilities	63.2	10.0	(9.9)	485.0	536.6	—	1,084.9
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	697.0	81.3	1,035.7	765.2	1,847.7	—	4,426.9
Minority interests	—	—	—	5.8	3.6	—	9.4
Total stockholders' equity	5,074.4	1,352.1	3,337.0	4,089.6	874.3	(8,747.1)	5,980.3

Total liabilities and stockholders' equity	$5,771.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,416.6

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(208.6)	$(130.3)	$(31.5)	$620.5	$161.4	$411.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(13.6)	(52.8)	—	(59.4)	(104.7)	(230.5)
Proceeds from sales of properties and intangible assets	—	31.5	—	1.0	6.3	38.8
Proceeds from sales of investments securities	22.8	—	—	—	—	22.8
Investment in MillerCoors	—	(84.3)	—	—	—	(84.3)
Investment in and (advances to) an unconsolidated affiliate	—	—	—	(4.8)	(2.1)	(6.9)
Trade loan repayments from customers	—	—	—	—	25.8	25.8
Trade loan advances to customers	—	—	—	—	(31.5)	(31.5)
Other	(1.9)	(1.8)	—	—	—	(3.7)

Net cash used in investing activities	7.3	(107.4)	—	(63.2)	(106.2)	(269.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	59.0	—	—	—	—	59.0
Excess tax benefits from share-based compensation	8.3	—	—	—	—	8.3
Dividends paid	(118.9)	—	—	—	(20.2)	(139.1)
Dividends paid to minority interest holders	—	—	—	(8.4)	(11.9)	(20.3)
Proceeds from issuance of long term debt	—	—	—	—	16.0	16.0
Payments of long term debt and capital lease obligations	—	(180.4)	—	(0.5)	(0.4)	(181.3)
Proceeds from short term borrowings	—	—	—	42.4	12.1	54.5
Payments on short term borrowings	—	—	—	(39.9)	(7.4)	(47.3)
Net proceeds from revolving credit facilities	—	—	—	—	1.1	1.1
Change in overdraft balances and other	(1.5)	(39.3)	—	73.7	(62.7)	(29.8)
Settlements of debt-related derivatives	—	12.0	—	0.6	(0.6)	12.0
Net activity in investments and (advances to) subsidiaries	95.6	444.5	31.5	(594.4)	22.8	—

Net cash provided by (used in) financing activities	42.5	236.8	31.5	(526.5)	(51.2)	(266.9)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(158.8)	(0.9)	—	30.8	4.0	(124.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(0.1)	—	(12.3)	(23.5)	(35.9)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	377.0

Balance at end of period	$84.9	$0.4	$0.1	$24.1	$106.7	$216.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2007
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(85.7)	$136.2	$(66.7)	$497.5	$134.7	$616.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(8.2)	(124.4)	—	(77.4)	(218.3)	(428.3)
Proceeds from sales of businesses and other assets	—	0.9	—	29.6	7.6	38.1
Purchases of investments securities	(22.8)	—	—	—	—	(22.8)
Acquisition of businesses, net of cash acquired	—	—	—	—	(26.7)	(26.7)
Trade loan repayments from customers	—	—	—	—	32.3	32.3
Trade loan advances to customers	—	—	—	—	(32.9)	(32.9)
Other	—	1.2	—	—	—	1.2

Net cash used in investing activities	(31.0)	(122.3)	—	(47.8)	(238.0)	(439.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	209.5	—	—	—	—	209.5
Excess tax benefits from share-based compensation	28.1	—	—	—	—	28.1
Dividends paid	(93.9)	—	—	—	(20.9)	(114.8)
Dividends paid to minority interest holders	—	—	—	—	(17.0)	(17.0)
Proceeds on issuance of convertible debt	575.0	—	—	—	—	575.0
Debt issuance costs	(10.2)	—	—	—	—	(10.2)
Sale of warrants	57.0	—	—	—	—	57.0
Purchase of call options	(106.7)	—	—	—	—	(106.7)
Payments on long term debt and capital lease obligations	—	(625.7)	—	(0.4)	(4.9)	(631.0)
Proceeds from short term borrowings	—	—	—	30.9	148.3	179.2
Payments on short term borrowings	—	—	—	(31.6)	(148.9)	(180.5)
Net proceeds from (payments on) revolving credit facilities	—	—	—	(5.5)	(0.6)	(6.1)
Change in overdraft balances and other	(0.1)	23.6	—	3.3	(6.1)	20.7
Settlements of debt-related derivatives	0.1	—	—	0.6	4.5	5.2
Net activity in investments and (advances to) subsidiaries	(379.5)	587.8	66.8	(460.7)	185.6	—

Net cash provided by (used in) financing activities	279.3	(14.3)	66.8	(463.4)	140.0	8.4

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	162.6	(0.4)	0.1	(13.7)	36.7	185.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.8	6.7	9.5
Balance at beginning of year	81.1	1.8	—	16.5	82.8	182.2

Balance at end of period	$243.7	$1.4	$0.1	$5.6	$126.2	$377.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(31.6)	$148.5	$(53.2)	$525.7	$243.8	$833.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(6.1)	(274.6)	—	(71.3)	(94.4)	(446.4)
Proceeds from sales of properties and intangible assets	—	10.8	—	1.3	17.0	29.1
Proceeds coincident with the sale of preferred equity holdings of Montréal Canadiens	—	—	—	—	36.5	36.5
Trade loan repayments from customers	—	—	—	—	34.2	34.2
Trade loans advanced to customers	—	—	—	—	(28.0)	(28.0)
Discontinued operations—proceeds from sale of majority stake in Kaiser, net of costs to sell	—	(4.4)	—	—	83.9	79.5
Other	—	0.3	—	—	—	0.3

Net cash used in investing activities	(6.1)	(267.9)	—	(70.0)	49.2	(294.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	83.4	—	—	—	—	83.4
Excess tax benefits from share-based compensation	7.5	—	—	—	—	7.5
Dividends paid	(84.1)	44.0	—	(44.0)	(26.4)	(110.5)
Dividends paid to minority interest holders	—	—	—	(1.3)	(16.5)	(17.8)
Payments on long-term debt and capital lease obligations	—	—	—	(0.3)	(7.2)	(7.5)
Proceeds from short-term borrowings	—	—	—	23.6	60.1	83.7
Payments on short-term borrowings	—	—	—	(23.5)	(74.6)	(98.1)
Net payments on commercial paper	—	(167.4)	—	—	—	(167.4)
Net payments on revolving credit facilities	—	—	—	—	(166.2)	(166.2)
Change in overdraft balances and other	(4.5)	(9.0)	—	—	6.1	(7.4)
Other—discontinued operations	—	—	—	—	(0.9)	(0.9)
Net activity in investments and advances (to) subsidiaries	115.5	252.3	51.9	(374.0)	(45.7)	—

Net cash provided by (used in) financing activities	117.8	119.9	51.9	(419.5)	(271.3)	(401.2)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	80.1	0.5	(1.3)	36.2	21.7	137.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1.3	—	4.3	5.6
Balance at beginning of year	1.0	1.3	—	(19.7)	56.8	39.4

Balance at end of period	$81.1	$1.8	$—	$16.5	$82.8	$182.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years ended December 28, 2008 and December 30, 2007. All per share amounts for prior periods were adjusted to reflect the two for one stock split issued in the form of a dividend effective October 3, 2007.

	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
2008
Sales	$1,816.2	$2,359.4	$1,373.8	$1,102.4	$6,651.8
Excise taxes	(459.6)	(602.0)	(452.7)	(363.2)	(1,877.5)

Net sales	1,356.6	1,757.4	921.1	739.2	4,774.3
Cost of goods sold	(835.0)	(1,033.6)	(524.4)	(447.8)	(2,840.8)

Gross profit	$521.6	$723.8	$396.7	$291.4	$1,933.5

Income from continuing operations	$46.1	$93.3	$170.0	$90.7	$400.1
(Loss) gain from discontinued operations, net of tax	(9.0)	(12.4)	3.2	6.1	(12.1)

Net income	$37.1	$80.9	$173.2	$96.8	$388.0

Basic income (loss) per share:
From continuing operations	$0.25	$0.51	$0.93	$0.50	$2.19
From discontinued operations	(0.05)	(0.07)	0.02	0.03	(0.07)

Basic net income per share	$0.20	$0.44	$0.95	$0.53	$2.12

Diluted income (loss) per share:
From continuing operations	$0.25	$0.50	$0.92	$0.49	$2.16
From discontinued operations	(0.05)	(0.07)	0.02	0.03	(0.07)

Diluted net income per share	$0.20	$0.43	$0.94	$0.52	$2.09

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
2007
Sales	$1,651.2	$2,244.1	$2,257.2	$2,167.2	$8,319.7
Excise taxes	(422.6)	(567.8)	(571.8)	(566.9)	(2,129.1)

Net sales	1,228.6	1,676.3	1,685.4	1,600.3	6,190.6
Cost of goods sold	(770.1)	(966.9)	(987.3)	(978.6)	(3,702.9)

Gross profit	$458.5	$709.4	$698.1	$621.7	$2,487.7

Income from continuing operations	$19.2	$184.4	$135.1	$176.2	$514.9
(Loss) gain from discontinued operations, net of tax	(14.8)	0.6	(0.4)	(3.1)	(17.7)

Net income	$4.4	$185.0	$134.7	$173.1	$497.2

Basic income (loss) per share:
From continuing operations	$0.11	$1.03	$0.75	$0.99	$2.88
From discontinued operations	(0.08)	—	—	(0.02)	(0.10)

Basic net income per share	$0.03	$1.03	$0.75	$0.97	$2.78

Diluted income (loss) per share:
From continuing operations	$0.11	$1.02	$0.74	$0.97	$2.84
From discontinued operations	(0.08)	—	—	(0.02)	(0.10)

Diluted net income per share	$0.03	$1.02	$0.74	$0.95	$2.74

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 28, 2008 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective and operating at the reasonable assurance level.

        The certifications attached as Exhibits 31 and 32 hereto should be read in conjunction with the disclosures set forth herein.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 28, 2008.

        The Company's independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as of December 28, 2008, as stated in the report which appears herein.

Changes in Internal Control over Financial Reporting

        During the first quarter of 2008, the Company signed a contract with a third-party service provider to outsource a significant portion of work associated with our finance and accounting, information technology and human resources functions. The outsourcing arrangements impact all three of our operating segments and our corporate headquarters. We began transitioning work to the service provider in the first half of 2008, and the transition continued through to the end of the year. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions had an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as many of our outsourced functions benefit from expected innovations and improvements from our service provider.

        The formation of MillerCoors has involved integrating legacy CBC and Miller processes and controls over their businesses in the United States and Puerto Rico, many of which involve complex systems. In addition, we are accounting for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors will potentially impact the scope of the Company's internal controls over financial reporting. It is anticipated that it will take several years to fully integrate all core processes and systems. Last, the Company's corporate headquarters shares a significant portion of its systems and administrative infrastructure with the joint venture, and as a result, we have had to adapt certain systems, processes and controls to the change brought about by the formation of MillerCoors. We anticipate work related to separation to be completed in 2009.

        There were no other changes in internal control over financial reporting during the quarter ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this Item concerning our executive officers and directors is set forth in Item 1 of Part I "Business—Executive Officers and Directors." Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to the Company's definitive proxy statement.

ITEM 11.    Executive Compensation

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information related to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Company's definitive proxy statement.

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan"), the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan as of December 28, 2008. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	9,616,391	$36.98	1,618,589
Equity compensation plans not approved by security holders	None	None	None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI plan, we may issue restricted stock awards, as that term is defined in the EI plan.

        As of December 28, 2008, there were 1.3 million restricted stock units ("RSUs") outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods). RSUs previously were granted only to executives. These restricted shares, along with common stock convertible equivalent units, accrue dividends which will be convertible into MCBC Class B stock at the end of three years and were offered to a broader mix of employees beginning in 2006. These instruments are meant to reward exceptional performance and encourage retention. The number granted each year, if any, will be based upon performance.

        All unvested securities issued under the EI Plan and the Equity Compensation Plan for Non-Employee Directors vested immediately upon the merger between Coors and Molson in 2005.

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

        The following are filed as a part of this Report on Form 10-K

  (1)
  Management's Report to Stockholders

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Income and Comprehensive Income for the period ended December 28, 2008

  Consolidated Balance Sheets at December 28, 2008

  Consolidated Statements of Cash Flows for the period ended December 28, 2008

  Consolidated Statements of Stockholders' Equity for the period ended December 28, 2008

  Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 28, 2008, December 30, 2007, and December 31, 2006

  (3)
  Exhibit list

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of June 11, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.	8-K	1.1	June 15, 2007
2.1	Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew U.K. Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002.	8-K/A	2.1	April 18, 2002
2.2	Agreement and Plan of Merger dated August 14, 2003 by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation.	8-K	2.1	October 6, 2003
2.3	Combination Agreement, dated as of July 21, 2004, by and among Adolph Coors Company, Coors Canada Inc. and Molson Inc., together with the exhibits U.C. thereto incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 4, 2004 as amended by Amendment No. 1 thereto (incorporated by reference to B-II of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004) and by Amendment No. 2 thereto.	8-K	2.1	January 14, 2005
2.4	Plan of Arrangement Including Appendices.	Schedule 14A	Annex D	December 10, 2004
2.5	Joint Venture Agreement, dated as of December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors, LLC.	8-K	10.1	December 21, 2007

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.2	Second Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.2	August 7, 2007
4.1	Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	May 15, 2002
4.2	First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.2	May 15, 2002
4.3	Fourth Supplemental Indenture, dated as of April 10, 2007, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	August 7, 2007
4.4	Fifth Supplemental Indenture, dated as of February 1, 2008 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.4	February 22, 2008
4.5	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6	Molson Inc. 1988 Canadian Stock Option Plan, as revised.	S-8	4.3	February 8, 2005
4.7	Molson Coors Brewing Company Incentive Compensation Plan.	S-8	4.3	April 18, 2005
4.8	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005
4.9	First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.10	Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4.3	October 19, 2005
4.11	Third Supplemental Indenture dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.12	Fourth Supplemental Indenture dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-K	4.12	February 22, 2008
4.13	U.S. $300,000,000 in aggregate principal amount of 4.85% Notes due 2010.	S-4	4.4	October 19, 2005
4.14	CAD $900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005
4.15	Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement.	S-4	4.5	October 19, 2005
4.16
	Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement.	10-Q	4.7	November 4, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.17	Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.1	June 21, 2007
4.18	First Supplemental Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.2	June 21, 2007
4.19	Second Supplemental Indenture, dated as of January 31, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.19	February 22, 2008
4.20	Third Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.20	February 22, 2008
4.21	Sixth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.1	August 6, 2008
4.22	Seventh Supplemental Indenture dated as of June 27, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.2	August 6, 2008
4.23	Eighth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.3	August 6, 2008
4.24	Fifth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.4	August 6, 2008
4.25	Sixth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 6, 2008
4.26	Seventh Supplemental Indenture dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.27	Fourth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.7	August 6, 2008
4.28	Fifth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 6, 2008
4.29	Sixth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	August 6, 2008
4.30*	Molson Coors Brewing Company Incentive Compensation Plan—Amended and Restated effective January 1, 2008.	10-Q	4.1	November 7, 2008
10.1*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004
10.2	Form of CBC Distributorship Agreement.	10-K	10.20	March 28, 1997
10.3*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004
10.4	Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the SEC on October 6, 1992, as amended).	10	2 19.1 19.1A	October 6, 1992
10.5*	Adolph Coors Company Stock Unit Plan and 1999 Amendment.	10-K	10.16	March 30, 1998
10.6	Adolph Coors Company Water Augmentation Plan.	10-K	10.12	December 31, 1989
10.7	Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001.	10-K	10.12	March 29, 2002
10.8	Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001.	8-K/A	10.13	April 18, 2002
10.9*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.16	August 6, 2004
10.10	Purchase and sale agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2003, filed by Graphic Packaging International Corporation).	8-K	99.1	March 25, 2003
10.11	Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003.	10-Q	10.20	November 12, 2003

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.12	Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003.	10-Q	10.21	November 12, 2003
10.13	U.S. Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named therein.	10-Q	10.1	November 4, 2005
10.14
	Canadian Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers.	10-Q	10.2	November 4, 2005
10.15*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005.	8-K	99.1	July 1, 2005
10.16*	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.	10-Q	10.15	August 7, 2007
10.17*	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005.	8-K	99.2	July 1, 2005
10.18*	First Amendment to Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated August 1, 2007.	10-Q	10.16	August 7, 2007
10.19	Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	8-K	99.1	March 7, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.20	Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above.	8-K	99.2	March 7, 2005
10.21	Confirmation, dated as of March 8, 2007, to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	August 7, 2007
10.22	Supplement Nos. 1, 2, 3, 4, 5 and 6, dated as of April 9, 2007, to the Subsidiary Guarantee Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	August 7, 2007
10.23	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
10.24*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.25*	Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.	10-Q	10.1	August 4, 2006
10.26*	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.	10-Q	10.2	August 4, 2006
10.27*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.4	August 4, 2006
10.28*	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.5	August 4, 2006

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.29*	Directors' Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	November 2, 2006
10.30	First Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-Q	10.2	November 2, 2006
10.31	Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006.	10-Q	10.3	November 2, 2006
10.32*	Molson Coors Brewing Company Change in Control Protection Program.	8-K	10.29	May 23, 2007
10.33	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.34	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.35	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.36	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007
10.37	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.38	Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007
10.39	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.40	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.10	August 7, 2007
10.41	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.11	August 7, 2007
10.42	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.12	August 7, 2007
10.43	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.13	August 7, 2007
10.44	Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.14	August 7, 2007
10.45	Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	8-K	10.1	December 21, 2007
10.46*	Employment agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008
10.47*	Retention agreement between Molson Coors Brewing Company and Kevin Boyce dated April 23, 2008.	10-Q	10.2	May 7, 2008
10.48	Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008	8-K	10.1	July 2, 2008
10.49*	Separation Agreement between Molson Coors Brewing Company and Timothy V. Wolf, dated as of June 30, 2008	8-K	10.2	July 2, 2008
10.50	Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.51	Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
10.52	Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	10-Q	10.3	August 6, 2008
10.53*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008
10.54*	Employment Agreement by and among Molson Coors Brewing Company and Stewart Glendinning effective July 1, 2008.	10-Q	10.2	November 7, 2008
10.55	Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.56	Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan	10-Q	10.4	November 7, 2008
10.57*	Amended and Restated Directors' Stock Plan effective January 1, 2008.	10-Q	10.5	November 7, 2008
10.58	Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008
10.59*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008	10-Q	10.7	November 7, 2008
10.60*	Second Amendment to Employment Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated February 8, 2009				X
21	Subsidiaries of the Registrant.				X
23	Consent of Independent Registered Public Accounting Firm.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Section 302 Certification of Chief Executive Officer				X
31.2	Section 302 Certification of Chief Financial Officer				X
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99	Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries				X

*
Represents a management contract or compensatory plan or arrangement.

(b)
Exhibits

        The exhibits at 15(a) (3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

(c)
Other Financial Statement Schedules

SCHEDULE II

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Assumed by MillerCoors(2)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 28, 2008	$8.8	$5.1	$(3.3)	$(0.1)	$(2.6)	$7.9
December 30, 2007	$10.4	$2.5	$(4.5)	$—	$0.4	$8.8
December 31, 2006	$9.5	$2.9	$(3.1)	$—	$1.1	$10.4
Allowance for doubtful accounts—current trade loans
Year ended:
December 28, 2008	$3.2	$2.5	$(1.3)	$—	$(1.1)	$3.3
December 30, 2007	$3.4	$1.6	$(1.9)	$—	$0.1	$3.2
December 31, 2006	$3.6	$0.6	$(1.1)	$—	$0.3	$3.4
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 28, 2008	$7.9	$6.2	$(3.2)	$—	$(2.8)	$8.1
December 30, 2007	$10.3	$2.1	$(4.7)	$—	$0.2	$7.9
December 31, 2006	$10.3	$1.8	$(3.2)	$—	$1.4	$10.3
Allowance for obsolete inventories and supplies
Year ended:
December 28, 2008	$13.1	$1.7	$(1.0)	$(7.5)	$(1.7)	$4.6
December 30, 2007	$13.3	$1.0	$(1.4)	$—	$0.2	$13.1
December 31, 2006	$11.9	$4.8	$(4.1)	$—	$0.7	$13.3
Deferred tax valuation account
Year ended:
December 28, 2008	$21.6	$—	$(5.0)	$—	$(3.7)	$12.9
December 30, 2007	$18.8	$6.1	$(4.2)	$—	$0.9	$21.6
December 31, 2006	$18.8	$1.3	$(2.8)	$—	$1.5	$18.8

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the utilization of tax loss carryforwards and re-evaluations of deferred tax assets.

(2)
Reflects the formation of MillerCoors LLC on July 1, 2008. As a result, the allowances related to the Molson Coors Brewing Company pre-existing U.S. operations were transferred to MillerCoors LLC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By	/s/ PETER SWINBURN Peter Swinburn	President and Chief Executive Officer (Principal Executive Officer)
By	/s/ STEWART GLENDINNING Stewart Glendinning	Chief Financial Officer (Principal Financial Officer)
By	/s/ WILLIAM G. WATERS William G. Waters	Vice President and Controller (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated.

By	/s/ PETER H. COORS Peter H. Coors	Chairman
By	/s/ ERIC H. MOLSON Eric H. Molson	Vice Chairman
By	/s/ FRANCESCO BELLINI Francesco Bellini	Director
By	/s/ ROSALIND G. BREWER Rosalind G. Brewer	Director
By	/s/ JOHN E. CLEGHORN John E. Cleghorn	Director
By	/s/ MELISSA E. COORS OSBORN Melissa E. Coors Osborn	Director
By	/s/ CHARLES M. HERINGTON Charles M. Herington	Director
By	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs	Director

By	/s/ ANDREW T. MOLSON Andrew T. Molson	Director
By	/s/ DAVID P. O'BRIEN David P. O'Brien	Director
By	/s/ PAMELA H. PATSLEY Pamela H. Patsley	Director
By	/s/ H. SANFORD RILEY H. Sanford Riley	Director
By	/s/ IAIN NAPIER Iain Napier	Director

February 24, 2009