Form 10-Q
period 2009-03-29
MOLSON COORS BREWING CO
filed 2009-05-06
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 29, 2009
OR
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

303-927-2337 (Colorado)
514-521-1786 (Québec)
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 24, 2009:

Class A Common Stock—2,586,764 shares
Class B Common Stock—157,794,177 shares

         Exchangeable shares:

  As of April 24, 2009, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,172,808 shares
Class B Exchangeable shares—20,434,799 shares

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

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Sales	$824.2	$1,816.2
Excise taxes	(265.2)	(459.6)

Net sales	559.0	1,356.6
Cost of goods sold	(346.1)	(835.0)

Gross profit	212.9	521.6
Marketing, general and administrative expenses	(182.6)	(436.6)
Special items, net	(10.2)	(7.3)
Equity income in MillerCoors	97.1	—

Operating income	117.2	77.7
Interest expense, net	(19.9)	(27.8)
Debt extinguishment costs	—	(12.4)
Other (expense) income, net	(18.5)	4.6

Income from continuing operations before income taxes	78.8	42.1
Income tax benefit	1.3	6.6

Income from continuing operations	80.1	48.7
Loss from discontinued operations, net of tax	(3.9)	(9.0)

Net income	76.2	39.7
Less: Net income attributable to noncontrolling interests	(0.5)	(5.4)

Net income attributable to Molson Coors Brewing Company	$75.7	$34.3

Basic income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$0.43	$0.24
Discontinued operations attributable to Molson Coors Brewing Company	(0.02)	(0.05)

Net income attributable to Molson Coors Brewing Company	$0.41	$0.19

Diluted income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$0.43	$0.24
Discontinued operations attributable to Molson Coors Brewing Company	(0.02)	(0.05)

Net income attributable to Molson Coors Brewing Company	$0.41	$0.19

Weighted average shares—basic	183.8	181.0
Weighted average shares—diluted	184.9	184.5
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$79.6	$43.3
Loss from discontinued operations, net of tax	(3.9)	(9.0)

Net income attributable to Molson Coors Brewing Company	$75.7	$34.3

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	March 29, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$94.4	$216.2
Accounts receivable, net	384.8	472.5
Other receivables, net	144.7	162.9
Inventories:
Finished, net	84.1	89.1
In process	16.6	13.4
Raw materials	45.5	43.3
Packaging materials, net	43.3	46.3

Total inventories, net	189.5	192.1
Other assets, net	72.1	61.9
Discontinued operations	3.0	1.5

Total current assets	888.5	1,107.1
Properties, net	1,131.2	1,301.9
Goodwill	1,276.2	1,298.0
Other intangibles, net	3,850.1	3,923.4
Investment in MillerCoors	2,499.9	2,418.7
Deferred tax assets	—	75.3
Notes receivable, net	50.5	51.8
Other assets	197.5	203.4
Discontinued operations	5.4	7.0

Total assets	$9,899.3	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	March 29, 2009	December 28, 2008
Liabilities and equity
Current liabilities:
Accounts payable	$146.9	$170.5
Accrued expenses and other liabilities	507.9	690.8
Deferred tax liabilities	122.0	107.8
Short-term borrowings and current portion of long-term debt	0.1	0.1
Discontinued operations	24.4	16.9

Total current liabilities	801.3	986.1
Long-term debt	1,568.2	1,752.0
Pension and post-retirement benefits	448.2	581.0
Derivative hedging instruments	226.9	225.9
Deferred tax liabilities	345.2	399.4
Unrecognized tax benefits	180.5	230.4
Other liabilities	134.4	47.6
Discontinued operations	119.0	124.8

Total liabilities	3,823.7	4,347.2
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.7 shares at March 29, 2009 and December 28, 2008, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding:157.8 shares and 157.1 shares at March 29, 2009 and December 28, 2008, respectively)	1.6	1.6
Class A exchangeable shares (issued and outstanding: 3.2 shares at March 29, 2009 and December 28, 2008)	119.4	119.4
Class B exchangeable shares (issued and outstanding: 20.4 shares and 20.9 shares at March 29, 2009 and December 28, 2008, respectively)	768.9	786.3

Total capital stock	889.9	907.3
Paid-in capital	3,369.2	3,334.6
Retained earnings	2,223.7	2,184.9
Accumulated other comprehensive loss	(411.3)	(371.4)

Total Molson Coors Brewing Company stockholders' equity	6,071.5	6,055.4
Noncontrolling interests	4.1	(16.0)

Total equity	6,075.6	6,039.4

Total liabilities and equity	$9,899.3	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income	$76.2	$39.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.4	82.3
Share-based compensation	3.3	38.6
Gain on sale of properties and intangibles	—	(23.2)
Deferred income taxes	(1.6)	(3.5)
Equity income in MillerCoors	(97.1)	—
Distributions from MillerCoors	84.0	—
Equity in net income of other unconsolidated affiliates	(1.8)	(5.9)
Excess tax benefits from share-based compensation	(15.2)	(3.6)
Change in current assets and liabilities and other	(91.3)	(259.6)
Discontinued operations	3.9	9.0

Net cash provided by (used in) operating activities	4.8	(126.2)

Cash flows from investing activities:
Additions to properties and intangible assets	(19.6)	(69.5)
Proceeds from sales of properties and intangible assets	2.1	28.3
Proceeds from sale of investment securities, net	—	22.8
Investment in MillerCoors	(67.2)	—
Deconsolidation of Brewers' Retail, Inc.	(26.1)	—
Investment in an unconsolidated affiliate	—	(7.0)
Trade loan repayments from customers	3.2	6.9
Trade loans advanced to customers	(2.8)	(9.2)
Other	—	2.6

Net cash used in investing activities	(110.4)	(25.1)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	1.5	23.0
Excess tax benefits from share-based compensation	15.2	3.6
Dividends paid	(36.8)	(28.9)
Dividends paid to noncontrolling interests holders	—	(4.2)
Payments on long-term debt and capital lease obligations	(0.1)	(180.6)
Proceeds from short-term borrowings	9.6	30.5
Payments on short-term borrowings	(7.7)	(0.1)
Change in overdraft balances and other	4.8	39.1
Settlements of debt-related derivatives	—	12.0

Net cash used in financing activities	(13.5)	(105.6)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(119.1)	(256.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.7)	(1.4)
Balance at beginning of year	216.2	377.0

Balance at end of period	$94.4	$118.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Molson Coors Brewing Company UK Limited ("MCBC-UK"), formally referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of our respective subsidiaries, CBC and Miller Brewing Company ("Miller"). The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in MillerCoors is accounted for by us under the equity method of accounting. See Note 2, "BUSINESS SEGMENTS," and Note 3, "INVESTMENT IN MILLERCOORS."

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority owned subsidiaries, equity method investments, and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the thirteen week period ended March 29, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year and cannot be used to indicate financial performance for the entire year.

        The December 28, 2008 condensed consolidated balance sheet data is consistent with our audited financial statements, other than the impact of the adoption of SFAS 160 and FSP APB 14-1 as described below, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2009 and 2008 consisted of thirteen weeks ending on March 29, 2009 and March 30, 2008, respectively. Fiscal years 2009 and 2008 consist of 52 weeks ending on December 27, 2009 and December 28, 2008, respectively.

        The results from Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, are reported one month in arrears in the accompanying unaudited condensed consolidated financial statements. Due to a change in our ownership level of BRI, we deconsolidated this entity from our financial statements as of March 1, 2009, and began to prospectively account for it under the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity method of accounting. See Note 10 "VARIABLE INTEREST ENTITIES," for further discussion.

        MillerCoors follows a monthly reporting calendar. The first quarter of 2009 consisted of three months ended March 31, 2009.

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

Reclassifications and Retroactive Application of New Accounting Pronouncements

        During the first quarter of 2009, we adopted SFAS 160 and FSP APB 14-1, both of which required retrospective applications. See discussions below under Adoption of New Accounting Pronouncements. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

SFAS No. 141(R) "Business Combinations" and FSP FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"

        In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141, "Business Combinations." Under the provisions of SFAS 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FASB Staff Position ("FSP") FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," ("FSP FAS 141(R)-1") amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 will be effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on our consolidated financial position and results of operations in the quarter.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective December 31, 2007, we adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 14 "FAIR VALUE MEASUREMENTS," for SFAS 157 disclosures related to financial assets and liabilities). Effective December 29, 2008, we adopted the provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company and these provisions will be applied prospectively for the fair value measurement of non-financial assets.

SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statement of operations. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R), including procedures associated with the deconsolidation of a subsidiary. As a result, our adoption of SFAS 160 impacts the accounting for the deconsolidation of Brewers' Retail, Inc. ("BRI") in the first quarter of 2009. Changes to noncontrolling interests reflected in total equity during the first quarter of 2009 resulted from net earnings ($0.5 million) and the effects of deconsolidating BRI ($19.6 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant. See Note 10 "VARIABLE INTEREST ENTITIES" for further discussion. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities. Including an amendment of FASB Statement No. 133"

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133," ("SFAS 161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations, although it did result in additional disclosures. See Note 13 "DERIVATIVE INSTRUMENTS," for further SFAS 161 information and disclosures.

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") which applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The Company retrospectively adopted FSP APB 14-1 on December 29, 2008, which impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013 ("Convertible Senior Notes). Considering interest rates in effect at the time of the Convertible Senior Notes issuance on June 15, 2007, we determined that the historical liability and equity components would have been valued using an effective 6.08% interest rate. As such the amount allocated to the long-term debt at that date is $471.1 million, and the pretax amount allocated to equity is $103.9 million. The retrospective adoption will increase non-cash interest expense by $15.8 million and $8.4 million for the fifty-two weeks ended December 28, 2008 and December 30, 2007, respectively. We will record additional non-cash interest expense representing the amortization of the debt discount on the Convertible Senior Notes in 2009 through 2013 of approximately $16 million to $18 million annually, thereby increasing the carrying value of the long-term debt to $575 million by its maturity date in July 2013.

        During the thirteen weeks ended March 29, 2009 and March 30, 2008, we incurred additional non-cash interest expense of $4.0 million and $3.9 million, respectively. The additional non-cash interest expense impact to net income per share was a decrease of $0.01 for each of the thirteen weeks ended March 29, 2009 and March 30, 2008. We also incurred interest expense related to the 2.5% coupon rate of $3.6 million for both periods ended March 29, 2009 and March 30, 2008. The combination of non-cash and cash interest resulted in an effective interest rate of 5.31% and 5.22% for the thirteen weeks ended March 29, 2009 and March 20, 2008, respectively. As of March 29, 2009 and December 28, 2008, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the Convertible Senior Notes. Long-term debt was reduced by the unamortized discount associated with the Convertible Senior Notes of $75.6 million and $79.7 million as of March 29, 2009 and December 28, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FASB 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets under SFAS Statement No. 142, "Goodwill and Other Intangible Assets" This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for intangible assets acquired after that date. Early adoption is prohibited. The adoption of FSP No. FASB 142-3 did not impact our financial statements.

New Accounting Pronouncements Not Yet Adopted

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

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the disclosure requirements of this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments"

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the disclosure requirements of this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the disclosure requirements of this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

2. BUSINESS SEGMENTS

        A summary of our operating segment structure is provided below:

  Reportable segments

  Canada

        The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light and other owned and partner brands, principally in Canada. The Canada segment includes our joint venture arrangements related to the distribution and retail sale of beer in Ontario, through BRI; and the distribution of beer in the western provinces, through Brewers' Distributor Ltd. ("BDL"). The Canada segment also includes our equity interest in the Montréal Canadiens Hockey Club, and Modelo Molson Imports, L.P.

  United States ("U.S.")

        As discussed in Note 1, "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES," effective July 1, 2008, MillerCoors LLC ("MillerCoors") began operations. The results and financial position of our CBC business were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors represents our entire U.S. operating segment for the thirteen weeks ended March 29, 2009.

        For the thirteen weeks ended March 30, 2008, our U.S. segment consisted of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and Puerto Rico.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

2. BUSINESS SEGMENTS (Continued)

  United Kingdom ("U.K.")

        The segment includes the production, marketing, and sale of our brands in the U.K. and our royalty arrangements in the Republic of Ireland.

  Non-reportable segment and other business activities

  Global Brands and Market Development ("Global Markets") and Corporate

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

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions)
Canada	$324.7	$383.6
U.S.	—	650.0
U.K.	219.4	310.5
Global Markets and Corporate	14.9	12.5

Consolidated	$559.0	$1,356.6

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment revenues are insignificant and eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions)
Canada	$50.0	$62.7
U.S.	97.1	69.9
U.K.	2.6	(4.1)
Global Markets and Corporate	(70.9)	(86.4)

Consolidated	$78.8	$42.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

2. BUSINESS SEGMENTS (Continued)

        The following table sets forth total assets by segment:

	As of
	March 29, 2009	December 28, 2008
	(In millions)
Canada	$5,299.2	$5,688.1
U.S.	2,499.9	2,418.7
U.K.	1,899.2	2,024.2
Global Markets and Corporate	192.6	247.1
Discontinued operations	8.4	8.5

Total assets	$9,899.3	$10,386.6

3. INVESTMENT IN MILLERCOORS

        Effective July 1, 2008, MCBC and SABMiller plc combined the U.S. and Puerto Rico operations of our respective subsidiaries, CBC and Miller Brewing Company. In connection with the closing of the joint venture transaction, each of Molson Coors, CBC, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC.

        Pursuant to the LLC Operating Agreement, MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller plc and 42% for MCBC; voting interests are shared 50%-50%.

        The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors. Our interest in the new combined operations is accounted for under the equity method of accounting

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Any such contributions to MillerCoors will be reported by us as cash outflows from investing activities.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

3. INVESTMENT IN MILLERCOORS (Continued)

        Summarized financial information for MillerCoors is as follows (in millions):

Condensed balance sheet

	As of
	March 31, 2009	December 31, 2008
Current assets	$978	$849
Noncurrent assets	8,852	8,853

Total assets	$9,830	$9,702

Current liabilities	$1,017	$1,034
Noncurrent liabilities	1,428	1,412

Total liabilities	2,445	2,446
Shareholders' investment	7,352	7,227
Noncontrolling interests	33	29

Total shareholders' investment	7,385	7,256

Total liabilities and shareholders' investment	$9,830	$9,702

Results of operations

For the three months ended March 31, 2009
Actual
Net sales	$1,715.9
Cost of goods sold	(1,049.9)

Gross profit	$666.0
Operating income	$213.8
Net Income attributable to MillerCoors	$206.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

3. INVESTMENT IN MILLERCOORS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method (in millions):

Thirteen Weeks Ended March 29, 2009
Net income attributable to MillerCoors	$206.0
MCBC economic interest	42%

MCBC proportionate share of MillerCoors net income	86.5
Accounting policy elections(1)	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	3.0
Share-based compensation adjustment(3)	0.3

Equity income in MillerCoors	$97.1

    (1)
    MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed to it. These adjustments reflect the favorable impact to our investment as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed CBC inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had previously been applied. This adjustment has been phased in over the expected turnover of the related inventories; which was concluded in the first quarter of 2009.

    (2)
    MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both MCBC and SABMiller) by approximately $648.1 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill and land, no adjustment is recorded unless such assets are determined to be impaired.
    (3)
    The net adjustment is to record all stock-based compensation associated with preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the thirteen weeks ended March 29, 2009, we had $10.0 million and $2.4 million of sales of beer to MillerCoors and purchases of beer from MillerCoors, respectively. For the thirteen weeks ended March 29, 2009, we recorded $3.6 million and $0.3 million of service agreement charges to MillerCoors and purchases of service agreement costs from MillerCoors, respectively. As of March 29, 2009 and December 28, 2008, we had $11.1 million and $20.2 million receivable due from MillerCoors related to the activities mentioned above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

4. SHARE-BASED PAYMENTS

        During the first quarters of 2009 and 2008, we recognized share-based compensation related to the following Class B common share awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan: restricted stock units ("RSU"), deferred stock units ("DSU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR"). We have incurred $2.9 million and $27.4 million of after-tax compensation expense for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively.

        PSU awards are earned over the estimated expected term to achieve projected financial targets, which were established on March 16, 2006, at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets associated with the outstanding PSU awards, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008. PSUs are granted at the market value of our stock on the date of the grant. There were no PSU awards outstanding or issued during the thirteen weeks ended March 29, 2009.

        We record the fair value impact related to stock-based compensation for former CBC employees now employed by MillerCoors who hold previously granted MCBC stock-awards on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. The mark-to-market stock-based compensation expense, related to MCBC equity awards, during the thirteen weeks ended March 29, 2009 was not significant.

        For the thirteen weeks ended March 29, 2009, after-tax compensation expense includes an additional $0.4 million associated with providing an exercise price floor on stock options pursuant to the change in control agreements which were exercised following the Molson Coors merger. See Note 5, "SPECIAL ITEMS, NET."

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

5. SPECIAL ITEMS, NET

        We have incurred charges or gains that we believe are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below summarizes special items recorded by program:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions)
Canada—Pension curtailment	$5.3	$—
Canada—Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries	2.8	1.4
U.S.—Costs associated with the MillerCoors joint venture	—	16.2
U.S.—Gain on sale of distribution business	—	(24.2)
U.K.—Restructuring charge	0.9	1.6
U.K.—Other, including certain exit costs	—	0.5
Global Markets and Corporate—Costs associated with MillerCoors joint venture	—	5.5
Global Markets and Corporate—Costs associated with outsourcing and other strategic initiatives	0.6	6.3
Global Markets and Corporate—Loss on change in control agreements for Coors executives	0.6	—

Total special items	$10.2	$7.3

Canada Segment

        During the first quarter of 2009, the Canada segment recognized a $5.3 million pension curtailment loss (see Note 15 "EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS") and $2.2 million of restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S. The segment also recognized $0.6 million of other costs during the first quarter of 2009. During the first quarter of 2008, we recognized a charge of $1.4 million related to costs associated with the closure of the Edmonton brewery.

        The following summarizes the activity in the Canada segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 28, 2008	$1.4
Charges incurred	2.2
Payments made	(2.1)
Foreign currency and other adjustments	(0.1)

Balance at March 29, 2009	$1.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

5. SPECIAL ITEMS, NET (Continued)

U.S. Segment

        As discussed in Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES," effective July 1, 2008, MillerCoors LLC began operations. MCBC's equity income in MillerCoors includes our former U.S. operating segment results, including special items.

        During the first quarter of 2008, we sold our Boise, Idaho beer distributorship for $25.2 million resulting in a gain of $24.2 million. This gain was partially offset by $16.2 million of costs associated with the MillerCoors joint venture which primarily consisted of employee retention costs.

        All restructuring liabilities related to the U.S. operating business were assumed by MillerCoors on July 1, 2008.

U.K. Segment

        The U.K. segment recognized $0.9 million and $1.6 million of employee termination costs in the 2009 and 2008 first quarters, respectively. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The segment also recognized $0.5 million of other exit costs in the first quarter of 2008.

        The following summarizes the activity in the U.K. segment restructuring accruals:

Severance and other employee-related costs
(In millions)
Balance at December 28, 2008	$2.1
Charges incurred	0.9
Payments made	(1.2)
Foreign currency and other adjustments	(0.1)

Balance at March 29, 2009	$1.7

Global Markets and Corporate

        During the first quarter of 2008, Global Markets and Corporate recognized costs associated with the formation of MillerCoors of $5.5 million, consisting primarily of outside professional services related to the planning and integration efforts involved in the start-up of MillerCoors. Additionally, in January 2008 we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the thirteen weeks ended March 29, 2009, and March 30, 2008, we incurred $0.1 million and $6.3 million of external transition costs associated with this outsourcing initiative, respectively. Also, in the first quarter of 2009 we incurred $0.5 million of costs associated with other strategic initiatives. Special items for the first quarter of 2009 include $0.6 million as a result of adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the merger between Coors and Molson in 2005. This provision in the change in control agreement expires in February 2010.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

6. OTHER INCOME (EXPENSE), NET

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions)
Gains on disposals of non-operating long-lived assets	$—	$1.9
Equity income of other unconsolidated affiliates, net	1.6	3.5
Losses from foreign exchange and derivatives	(19.8)	(0.9)
Losses on non-operating leases, net	(0.2)	(0.6)
Other, net	(0.1)	0.7

Other (expense) income, net	$(18.5)	$4.6

        During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer (see Note 13 "DERIVATIVE INSTRUMENTS"). Included in the amount presented in the table above in "Losses from foreign exchange and derivatives," is the $21.4 million net loss recognized on the fair value of the swap during the first quarter of 2009.

7. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in the entity that comprised our previously-reported Brazil operating segment, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). As discussed in Note 16 "COMMITMENTS AND CONTINGENCIES," we indemnified FEMSA with respect to certain tax contingencies and other liabilities. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        We recognized losses from discontinued operations of $3.9 million and $9.0 million in the first quarters of 2009 and 2008, respectively. The losses for the periods presented were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 16 "COMMITMENTS AND CONTINGENCIES."

8. INCOME TAXES

        Our effective tax rate for the first quarter of 2009 was a tax benefit of approximately (2%). We anticipate that our 2009 full year effective tax rate will be in the range of 16% to 20%. The first quarter of 2009 effective tax rate is lower than our anticipated full year rate primarily due to the favorable resolution of unrecognized tax positions of approximately $20 million.

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

        Additionally during the first quarter of 2009, the Canada segment established a liability of $74.3 million related to the company's share of the BRI debt guarantee. See Note 10 "VARIABLE

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

8. INCOME TAXES (Continued)

INTEREST ENTITIES," for further discussion regarding the deconsolidation of BRI. A deferred tax asset was established against this guarantee with a full valuation allowance in the amount of $10.9 million.

        As of December 28, 2008, we had $229.5 million of unrecognized tax benefits. Since December 28, 2008, unrecognized tax benefits decreased by $46.6 million. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to unrecognized tax benefits during the first quarter of 2009. This results in a total unrecognized tax benefit of $182.9 million as of March 29, 2009. During the remainder of 2009, the Company expects to recognize approximately $30 to $40 million of income tax benefit due primarily to the reversal of accrued interest that the Company expects to effectively settle during 2009.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 to 2008 tax years, and we expect the examination to conclude in late 2009. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax year 2005 is currently under examination in Canada and is expected to settle in late 2009. Tax years through 2006 are closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

9. EARNINGS PER SHARE ("EPS")

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PSUs and DSUs, calculated using the treasury stock method. For the thirteen weeks ended March 29, 2009, diluted net income per share was not impacted by our convertible debt and related warrants outstanding as they were not in the money as of March 29, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

9. EARNINGS PER SHARE ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions, except per share amounts)
Amounts attributable to MCBC
Income from continuing operations, net of tax	$79.6	$43.3
Loss from discontinued operations, net of tax	(3.9)	(9.0)

Net income attributable to MCBC	$75.7	$34.3

Weighted average shares for basic EPS	183.8	181.0
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	0.8	2.0
RSUs, PSUs and DSUs	0.3	1.5

Weighted average shares for diluted EPS	184.9	184.5

Basic income (loss) per share:
Continuing operations attributable to MCBC	$0.43	$0.24
Discontinued operations attributable to MCBC	(0.02)	(0.05)

Net income attributable to MCBC	$0.41	$0.19

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$0.43	$0.24
Discontinued operations attributable to MCBC	(0.02)	(0.05)

Net income attributable to MCBC	$0.41	$0.19

Dividends per share	$0.20	$0.16

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

9. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions, except per share amounts)
Stock options, SOSARs and RSUs(1)	0.5	0.2
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5
Warrants to issue Class B common shares(2)	10.5	10.5

	21.5	21.2

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

        Effective December 29, 2008, we adopted FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares; therefore the adoption had no impact to our financial statements or earnings per share calculation.

10. VARIABLE INTEREST ENTITIES

Brewers' Retail Inc.

        Brewers' Retail, Inc. (BRI) is a beer distribution and retail network for the Ontario region of Canada, owned by Molson, Labatt and Sleeman brewers. BRI is a variable interest entity, and operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring frequent evaluations as to primary beneficiary status. Another owner's acquisition of a different brewer has caused our variable interests to decrease to a level indicating that we are no longer the primary beneficiary. As a result, we deconsolidated BRI from our financial statements during the first quarter of 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

10. VARIABLE INTEREST ENTITIES (Continued)

        Our deconsolidation resulted from a change in variable interests that fluctuate between the variable interest holders based on market and business circumstances, so there were no proceeds from the sale of subsidiary stock or assets. BRI's liabilities exceeded its assets at the date of deconsolidation (negative book value), by $90.3 million. We recorded a liability of $74.3 million associated with the recognition of the fair value of our proportionate share of the guarantee we maintain with regard to BRI's debt obligations. Because we have an obligation to proportionately fund BRI's obligations, the remaining difference between net carrying value and the fair value of our retained equity interest in BRI was recorded as an adjustment to our BRI investment, effectively resulting in a negative equity method basis.

11. GOODWILL AND OTHER INTANGIBLES

        The following summarizes the change in goodwill for the thirteen weeks ended March 29, 2009 (in millions):

Balance at December 28, 2008	$1,298.0
Foreign currency translation	(21.8)

Balance at March 29, 2009	$1,276.2

        The following summarizes goodwill allocated between our reportable segments as follows:

	As of
	March 29, 2009	December 28, 2008
Canada	$604.9	$614.8
United Kingdom	671.3	683.2

Consolidated	$1,276.2	$1,298.0

        The following table presents details of our intangible assets, other than goodwill, as of March 29, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 35	$243.1	$(110.4)	$132.7
Distribution rights	2 - 23	284.3	(151.5)	132.8
Patents and technology and distribution
channels	3 - 10	25.4	(17.9)	7.5
Intangible assets not subject to amortization:
Brands	Indefinite	2,747.2	—	2,747.2
Distribution networks	Indefinite	814.4	—	814.4
Other	Indefinite	15.5	—	15.5

Total		$4,129.9	$(279.8)	$3,850.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

11. GOODWILL AND OTHER INTANGIBLES (Continued)

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

        The incremental change in the gross carrying amounts of intangibles from December 28, 2008 to March 29, 2009, is due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

        Based on foreign exchange rates as of March 29, 2009, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years:

Amount
(In millions)
2009 - remaining	$27.3
2010	$36.4
2011	$35.3
2012	$24.8
2013	$24.4

        Amortization expense of intangible assets was $9.3 million and $11.5 million for the thirteen weeks ended March 29, 2009 and March 30, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

12. DEBT AND OTHER CREDIT ARRANGEMENTS

	As of
	March 29, 2009	December 28, 2008
	(In millions)
Senior notes:
U.S. $45.5 million 6.375% due 2012	$45.5	$45.5
U.S. $300 million 4.85% due 2010	300.0	300.0
CAD $900 million 5% due 2015	723.4	735.3
U.S. $575 million Convertible debt 2.5% due 2013(1)	499.4	495.3
Other notes payable issued by:
BRI joint venture CAD $220 million 7.5% due 2011(2)	—	176.0

Total long-term debt (including current portion)	1,568.3	1,752.1
Less: current portion of long-term debt	(0.1)	(0.1)

Total long-term debt	$1,568.2	$1,752.0

(1)
See Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES," for further discussion regarding adoption of FSP APB 14-1.

(2)
In the first quarter of 2009, we deconsolidated BRI and now use equity method accounting regarding this entity, refer to Note 10 "VARIABLE INTEREST ENTITIES," for further discussion.

        We maintained a $500 million commercial paper program through 2008 and in prior years. We had not borrowed under that program since 2006. In consideration of the costs to maintain the program, as well as the relatively high interest costs that would be incurred should we borrow under the program given our credit rating and the current financial credit market conditions, we closed our commercial paper program in February 2009.

13. DERIVATIVE INSTRUMENTS

Overview and Risk Management Policies

        As a part of our ongoing business operations, we are exposed to fluctuations in interest rates, foreign currency exchange rates, commodity prices and production and packaging materials costs. We have established policies and procedures that govern the risk management of these exposures. As a part of our overall risk management strategy, we use derivatives in the normal course of business to manage our exposure to fluctuations in certain commodities, production inputs, packaging material prices, interest rates, foreign currency exchange rates, and for the other strategic purposes related to our core business.

        Our objective in managing these exposures is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into a variety of financial derivatives, including foreign currency forward contracts, commodity swaps, commodity forward contracts, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated future cash flows. By policy, all of our financial derivatives are over-the-counter ("OTC") swap agreements entered into with highly-rated financial institutions.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

        We also enter into physical hedging agreements directly with our suppliers, as a part of our risk management strategy, as an added instrument to manage our exposure to certain commodities. We have concluded that some of these contracts are derivatives and have elected the 'Normal Purchase Normal Sales' ("NPNS") exemption on certain of these physical hedging derivative contracts (see below for additional information).

        In addition to entering into derivatives as a part of our risk management strategy, we occasionally transact derivatives for other strategic purposes. At the end of March 29, 2009, we held cash settled total return swaps, which were transacted for other strategic purposes.

Counterparty Risk

        While, by policy, the counterparties for any of the financial derivatives we enter into are major financial institutions with investment grade credit ratings of at least A- (Standard & Poor's), A3 (Moody's) or better, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted.

        To manage this risk, we have established counterparty credit policy and guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and MCBC non-performance risk. See 'Derivative Accounting Policies' section below for additional information.

Derivative Accounting Policies

Overview

        The majority of all derivative contracts entered into by the Company qualify for, and are designated as cash flow hedges, in accordance with the Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, incorporating FASB Statements 137, 138 and 149" ("SFAS 133").

        We have also elected the normal purchase normal sales ("NPNS") exemption for certain contracts, which require physical delivery of commodities. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery months. As these contracts have been elected as NPNS, they are not carried on the balance sheet at fair value.

        The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as described in SFAS 133. As of March 29, 2009, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting under SFAS 133.

Hedge Accounting Policies

        We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to specific assets and liabilities on the balance sheet or specific firm

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

commitments or forecasted transactions. We also formally assess both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

        We discontinue hedge accounting prospectively, as per SFAS 133, when (1) the derivative is no longer highly effective in offsetting changes in the cash flows of a forecasted future transaction; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) management determines that designating the derivative as a hedging instrument is no longer appropriate; or (5) management decides to cease hedge accounting.

        When we discontinue hedge accounting prospectively, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the existing gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses accumulated in other comprehensive income are recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current period earnings. Any hedge ineffectiveness, as per SFAS 133, is recorded in current period earnings.

Presentation

        Derivatives are recognized on the balance sheet at their fair value. See our discussion regarding fair value measurements in Note 14 "FAIR VALUE MEASUREMENTS." The fair values of our derivatives include credit risk adjustments to account for counterparties' credit risk as well as MCBC's non-performance risk. These adjustments resulted in a $5 million increase as of March 29, 2009 to other comprehensive income, as the fair value of these derivatives was in a net liability position. This represents a $2 million net decrease year to date, as these adjustments resulted in a $7 million increase to other comprehensive income as of December 28, 2008.

        In accordance with SFAS 133, we do not record the fair value of derivatives for which we have elected the NPNS election. We account for these contracts on an accrual basis, recording realized settlements related to these contracts to the same financial statement line items as the corresponding transaction.

        For derivative contracts recorded on the balance sheet, MCBC allocates the current and non-current portion of each contract's fair value to the appropriate asset/liability line item. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as other current liabilities or other non-current liabilities. Our policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements.

        We record realized gains and losses from derivative instruments to the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

derivatives not designated as either a cash flow hedge or fair value hedge are recorded directly in earnings each period and are recorded to the same financial statement line item as the associated realized (cash settled) gains and losses.

        Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow hedges are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the consolidated statement of income offsets the gains or losses on the underlying exposure. Any ineffectiveness is recorded directly into earnings each period.

Significant Derivative/Hedge Positions

Cross Currency Swaps

        Simultaneous with the September 22, 2005, U.S. private placement, we entered into a cross currency swap transaction for the entire USD $300.0 million issue amount and for the same maturity. In this transaction we exchanged USD $300 million for a CAD $355.5 million obligation with a third party. The swaps also call for an exchange of fixed CAD interest payments for fixed USD interest receipts. There was an exchange of principal at the inception of this transaction, and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with FAS 133 accounting, all changes in the value of the transaction due to foreign exchange will be recorded in earnings and will be offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates will be recorded to other comprehensive income.

        On April 10, 2007, we entered into several cross currency swaps to hedge the foreign currency impact of inter-company GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the inter-company loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP £530 million (CAD $1.2 billion at the date of entering the transaction). The swaps also call for an exchange of fixed GBP interest receipts for fixed CAD interest payments. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future CAD interest and principal payments that results from changes in the GBP to CAD exchange rates on an intercompany loan between our U.K. subsidiary and U.S. subsidiary.

        As of March 29, 2009, we are a party to other cross currency swaps totaling GBP £530 million (USD $774 million at the date of entering the transaction). The swaps included an initial exchange of principal and will require final principal exchange in May 2012. The swaps call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to our counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our U.K. subsidiary and U.S. subsidiary.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

Foreign Currency Forwards

        As of period end, we had financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements and exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency. MCBC uses foreign currency forward contracts to hedge these future forecasted transactions up to thirty-six months forward.

Commodity Swaps

        As of period end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. The contracts have been designated as cash flow hedges of these forecasted transactions, a portion of our Canadian natural gas purchases. The fair value of these swaps depends upon the market rates in relation to our hedge rate at period end. MCBC uses these swaps to hedge forecasted purchases up to twenty four months out.

        We also have a forward purchase contract for diesel in place. This contract allows us to manage our exposure to diesel prices for purchases for one of our breweries through December 2009. We have not applied hedge accounting to this contract. As such, all unrealized gains and losses related to this contract are recorded directly to the income statement, classified in Cost of goods sold.

Total Return Swaps

        In 2008, we entered into a series of cash settled total return swaps. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. MCBC is not applying hedge accounting to these swaps, which are, therefore, marked-to-market each period. All unrealized gains and losses related to these swaps are recorded directly to the income statement and are classified in Other Income (Expense) in the Global Markets and Corporate segment. As of March 29, 2009, these total return swaps are all scheduled to mature within the year.

Liquidity Risk

        Given that the fair value of our derivative instruments are based upon market rates and prices and that the volatility of these rates and prices are dependent on many factors that cannot be forecast with reliable accuracy, we are exposed to liquidity risks related to these contracts. We cash settle the fair value of each contract upon settlement with our counterparties. The settlement values of our contracts could differ significantly from the current fair values. As such, we are exposed to liquidity risk related to unfavorable changes in the fair value of our derivative contracts.

        We may be forced to cash settle all or a portion of our derivative contracts before the expected settlement date upon occurrence of certain contractual triggers including a change of control termination event, a default event including a downgrade to "below investment" grade by Moody's and Standard and Poor's, or other breach of agreement event. This could have a negative impact on our cash position. For derivative contracts that we have designated as hedging instruments, early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the forecasted transaction or firm commitment. We may also decide to cash settle all or a portion of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

our derivative contracts before the expected settlement date through negotiations with our counterparties, which could also potentially impact our liquidity.

        Due to the nature of agreements with our counterparties, we are not allowed to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts at fair value, without the benefit of netting the fair value of any in-the-money positions against this exposure.

Collateral

        For the majority of our derivative transactions, the company does not receive and is not required to post collateral unless a change of control event has occurred. This termination event would give either party the right to early-terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is "materially weaker" than that of such party.

        We may be required to post collateral with the counterparty if our total return swaps are in an out-of-the-money position. If our credit ratings with Standard & Poor's and Moody's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for the portion of the out-of-the-money liability exceeding a pre-established threshold. If our credit ratings fall below investment grade with either ratings service, we must post collateral for the entire out-of-the-money liability. As of March 29, 2009, we have posted $3 million as collateral to our counterparty.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the thirteen weeks ended March 29, 2009.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet

	As of March 29, 2009
	Asset Derivatives			Liability Derivatives
	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments
Cross Currency Swaps	USD 1,818.0	Other Current Assets	$2.4	Accrued Expenses	$(1.7)
		Other Assets	43.7	Derivative Hedging Instruments (non-current)	(226.5)
Foreign Currency Forwards	USD 316.5	Other Current Assets	30.5	Accrued Expenses	—
		Other Assets	19.1	Derivative Hedging Instruments (non-current)	(0.1)
Commodity Swaps (Gigajoules)	0.9	Other Current Assets	—	Accrued Expenses	(2.3)
		Other Assets	—	Derivative Hedging Instruments (non-current)	(0.3)

Total derivatives designated as hedging instruments under SFAS 133			$95.7		$(230.9)

Derivatives not designated as hedging instruments
Physical Commodity Contracts (Liters)	2.3	Other Current Assets	$—	Accrued Expenses	$(0.4)
Total Return Swap	AUD 496.5	Other Current Assets	—	Accrued Expenses	(26.2)

Total derivatives not designated as hedging instruments under SFAS 133			$—		$(26.6)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

Cash Flow Hedges

As of March 29, 2009
Derivatives in SFAS 133 Cash Flow Hedge Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain(Loss) Recognized from AOCI on Derivative (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion) and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)
Cross Currency Contracts	$(5.9)	Other Income (Expense), net	$18.7	Other Income/Expense, net	$—
		Interest Expense, net	(0.2)	Interest Expense, net	—
Foreign Currency Forwards	(2.2)	Other Income (Expense), net	2.7	Other Income/Expense, net	—
		Cost of goods sold	5.3	Cost of goods sold	—
Commodity Swaps	(1.0)	Cost of goods sold	(0.7)	Cost of goods sold	—

TOTAL	$(9.1)		$25.8		$—

Note:    Amounts recognized in AOCI are gross of taxes

        We use cross currency swaps to manage our foreign currency and interest rate exposures for certain intercompany loans and certain external debt issuances. The foreign exchange (gain)/loss component of these cross currency swaps offsets the corresponding (gain)/loss on hedged forecasted transactions in Other (Income)/Expense. The interest (gain)/loss component of these cross currency swaps offset the corresponding (gain)/loss on hedged forecasted transactions in Interest (Income)/Expense.

        As of period end, we had two types of cross currency swaps: (1) cross currency swaps hedging intercompany loans, and (2) cross currency swaps hedging external debt issuances. For our cross currency swaps hedging our intercompany loans, we have recorded a $3.0 million loss into Other Comprehensive Income ("OCI"), recognized a gain in earnings from Accumulated Other Comprehensive Income ("AOCI") into the Other (Income)/Expense of $13.9 million and recognized a loss in earnings from AOCI into Interest Expense of $0.2 million. For our cross currency swaps hedging our USD issued securities, during the period we have recorded a $2.9 million loss into OCI and recognized a gain in earnings from AOCI into Other (Income)/Expense of $4.8 million.

        We use foreign currency forwards to hedge our foreign currency exposure related to certain royalty agreements and our exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency. The foreign exchange (gain)/loss component of foreign exchange forward contracts hedging the exposure related to our royalty agreements offsets the corresponding (gain)/loss on hedged forecasted transaction in Other (Income)/Expense. For these foreign currency forwards, we recognized a $0.3 million loss in OCI and recognized a $2.7 million gain from AOCI into earnings in Other (Income)/Expense during the period.

        The foreign exchange (gain)/loss component of foreign currency forward contracts hedging the exposure to production inputs and imports offsets the corresponding (gain)/loss on hedged forecasted

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

13. DERIVATIVE INSTRUMENTS (Continued)

transactions in cost of goods sold. We also recognized a $1.9 million loss in OCI and recognized a $5.3 million gain from AOCI into earnings in cost of goods sold during the period on our foreign currency forwards related to the production inputs imports foreign currency exposure.

        All of our commodity swaps are financial natural gas swaps that we use to hedge our expected forecasted purchase of natural gas. We recorded a $1.0 million loss related to these hedges into OCI during the first quarter of 2009. During this time we also reclassified a $0.7 million loss related to these hedges into our Condensed Statement of Operations in cost of goods sold.

        During the period we recorded no significant ineffectiveness related to these cash flow hedges.

Other Derivatives

As of March 29, 2009
(In millions)
Derivatives Not In SFAS 133 Hedging Relationship	Location of Gain /(Loss) Recognized in Income on Derivative	Amount of Gain /(Loss) Recognized in Income on Derivative
Cash settled total return swap	Other Income (Expense), net	$(21.4)
Physical commodity contracts	Cost of goods sold	(0.8)

		$(22.2)

14. FAIR VALUE MEASUREMENTS

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which was, in part, effective for us beginning in fiscal year 2008. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1") and FSP FAS 157-2 "Effective Date of FASB Statement No. 157," ("FSP FAS 157-2"). FSP FAS 157-1 excludes, in certain circumstances, SFAS 13 and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 from the provision of SFAS 157. FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP FAS 157-2, we adopted the fair value provisions in this first quarter of 2009.

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

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

14. FAIR VALUE MEASUREMENTS (Continued)

upon issuance, including prior periods for which financial statements have not been issued. Accordingly, we adopted this guidance effective September 28, 2008. Our adoption of this guidance did not have a material effect on our consolidated financial position or results of operations.

        The table below summarizes our assets and liabilities that were measured at fair value as of March 29, 2009. Derivative liabilities are financial instruments measured at fair value on a recurring basis, and the principles of SFAS 157 were applied to their balances during the first phase of adoption in 2008.

        The guarantees related to indemnity obligation incurred upon the sale of the Kaiser business in Brazil to FEMSA are discussed in more detail in Note 16 "COMMITMENTS AND CONTINGENCIES." Certain of those indemnity obligations are considered to be probable losses and are carried at the best estimate of the loss ($64.1 million as of March 29, 2009), as opposed to fair value. The remainder of the Kaiser indemnity obligations ($70.9 million as of March 29, 2009) are less than probable and the reserve is an estimate of the fair value of our obligation to stand ready to perform under the guarantees. It is these fair value reserves that are shown below as utilizing Level 3 inputs.

        The guarantee related to BRI's debt obligation was recorded during the first quarter of 2009 upon the deconsolidation of and initiation of equity method accounting for BRI. See Note 10 "VARIABLE INTEREST ENTITIES," for a discussion of the deconsolidation of BRI and associated fair value measurements.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

14. FAIR VALUE MEASUREMENTS (Continued)

        The following presents our assets and liabilities that are measured at fair value based on a recurring basis:

		Fair Vaue Measurements at March 29, 2009 Using
	Total carrying value at March 29, 2009	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives liabilities, net	$(161.8)	$—	$(164.3)	$2.5
Guarantee—Kaiser indemnity obligation(1)	(70.9)	—	—	(70.9)
Guarantee—BRI debt obligations(1)	(74.3)	—	—	(74.3)
Equity investment—BRI(1)	(16.0)	—	—	(16.0)

Total	$(323.0)	$—	$(164.3)	$(158.7)

(1)
Non-financial assets and liabilities for which the fair value provisions were applied during the first quarter of 2009.

        See Note 7 "DISCONTINUED OPERATIONS," and Note 16 "COMMITMENTS AND CONTINGENCIES," for further discussion related to Kaiser indemnity obligations and Note 10 "VARIABLE INTEREST ENTITIES," for further discussion related to BRI.

        The table below summarizes items that are valued using significant unobservable inputs (Level 3) (in millions):

	Derivative liabilities, net	Guarantees— Kaiser Indemnities	Guarantee—BRI Debt Obligation	Equity Investment— BRI	Total Unobservable Inputs (Level 3)
Balance at December 28, 2008	$10.5	$(79.5)	$—	$—	$(69.0)
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—	7.2	(74.3)	(16.0)	(83.1)
Included in AOCI	—	1.4	—	—	1.4
Purchases, issuances and settlements
Transfers in/out of Level 3	(8.0)	—	—	—	(8.0)

Balance at March 29, 2009	$2.5	$(70.9)	$(74.3)	(16.0)	$(158.7)

        In 2009 and in accordance with FSP 157-2, we are adopting the fair value provisions for those non-financial assets and liabilities that are measured at fair value on a nonrecurring basis. Based on our evaluation of this statement, the adoption of FSP 157-2, did not have a significant impact on the determination or reporting of our financial results.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

14. FAIR VALUE MEASUREMENTS (Continued)

        Following is a list of assets and liabilities that utilize fair value measurements for which, the provisions of SFAS 157 will be applied during 2009:

  •
  Reporting units, including Canada, U.S. and U.K., measured at fair value in the first step of our annual goodwill impairment testing, normally completed during the third fiscal quarter,

  •
  Indefinite-lived intangible assets measured at fair value in our annual impairment testing, normally completed during the third fiscal quarter,

  •
  Other long-lived assets held for sale and carried at fair value less costs to sell,

  •
  Asset retirement obligations, and

  •
  Liabilities associated with restructuring or other exit activities.

15. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS

        We offer defined benefit retirement plans in Canada, the United Kingdom and the United States. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. On July 1, 2008, substantially all of the defined benefit and other postretirement benefit plans, post-employment benefit obligations and related plan assets in the United States were transferred to MillerCoors.

        The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended March 29, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.5	$—	$1.1	$5.6
Interest cost	19.6	0.1	24.7	44.4
Expected return on plan assets	(19.1)	—	(28.1)	(47.2)
Amortization of prior service cost	0.4	—	—	0.4
Amortization of net actuarial loss	0.1	0.2	—	0.3
Less expected participant contributions	(0.4)	—	(0.1)	(0.5)
Curtailment loss	5.3	—	—	5.3

Net periodic pension cost (benefit)	$10.4	$0.3	$(2.4)	$8.3

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.2	$—	$—	$1.2
Interest cost on projected benefit obligation	2.7	0.1	—	2.8
Amortization of prior service benefit	(0.4)	—	—	(0.4)
Amortization of net actuarial gain	(0.2)	—	—	(0.2)

Net periodic postretirement benefit cost	$3.3	$0.1	$—	$3.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

15. EMPLOYEE RETIREMENT AND POST-EMPLOYMENT PLANS (Continued)

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

        During the first quarter of 2009, our Canada segment finalized a plan to reduce headcount at our brewery in Montreal, and the final plan was agreed to with the employee labor union. The reduction in workforce stemmed from MillerCoors' decision to brew and package Blue Moon products at its facilities in the U.S. This workforce reduction resulted in a curtailment of pension benefits during the first quarter of 2009. The plan remeasurement resulted in a decrease to projected benefit obligations of $2.6 million, reflected as an increase to other comprehensive income. The curtailment of pension benefits resulted in an increase to the projected benefit obligation of $5.3 million, reflected as a curtailment loss on the income statement, classified in Special Items, net.

        Also during the first quarter of 2009, our Canada segment decided to reduce certain postretirement benefits, specifically benefits entitling retirees to free product. The combined impact to the projected benefit obligation of the benefit reduction and the plan remeasurement was a decrease of $15. 3 million all of which was applied as an increase to other comprehensive income. This prior service benefit will be amortized as a reduction to postretirement benefit expense over approximately six years.

        See Note 10 "VARIABLE INTEREST ENTITIES" for a discussion of the deconsolidation of BRI during the first quarter of 2009, which reduced the carrying values of pension and postretirement benefits on the condensed consolidated balance sheet.

        During the first quarter of 2009, employer contributions paid to the defined benefit plans were $13.8 million and $5.5 million for Canada and U.K. plans, respectively. Expected total fiscal year 2009 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $58 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

16. COMMITMENTS AND CONTINGENCIES

Kaiser Indemnity Obligations

        As discussed in Note 7 "DISCONTINUED OPERATIONS," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

        We provided a full indemnity for any losses Kaiser may incur, including legal fees and other costs, with respect to tax claims associated with certain purchased tax credits, which are generally classified into two categories. The maximum potential claims amount for the first category, including estimated accumulated legal penalties and interest, was $321.2 million as of March 29, 2009. A portion of these indemnity obligations are considered probable losses recorded as current and non-current liabilities in amounts of $7.5 million and $54.3 million, respectively. Additionally, our estimate of the fair value of the indemnity liability associated with this balance of this group of purchased tax credits recorded as of March 29, 2009 was $52.6 million, $3.6 million of which was classified as a current liability and $49.0 million of which was classified as non-current. The maximum potential claims amount for the second category of purchased tax credits, which we believe present far less risk, was $193.2 million as of March 29, 2009. This category generally consists of cases in which Kaiser has received favorable rulings, but continues to manage formalities of the Brazilian legal system to bring such rulings to their final conclusion. We have recorded a fair value estimate of the indemnity liability associated with this second group of purchased tax credits in an amount of $7.9 million as of March 29, 2009, classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $1.5 million during the first quarter of 2009, primarily due to changes in estimates regarding amounts that could be paid, the timing of such payments and adjustments to the probabilities assigned to various scenarios.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded or disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability weighted potential cash outflows associated with indemnity provisions, but also probability weighted cash inflows that could result from favorable settlements resulting from negotiation or settlement programs that might arise from the federal or state governments in Brazil. A portion of these indemnity obligations are considered probable losses, recorded as current liabilities in an amount of $2.3 million as of March 29, 2009. The recorded fair value of the total tax, civil and labor indemnity liability was $10.4 million as of March 29, 2009, $2.6 million of which is classified as a current liability and $7.8 million of which is classified as

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

16. COMMITMENTS AND CONTINGENCIES (Continued)

non-current. These liabilities increased by $0.3 million during the first quarter of 2009. The table below presents the change in all other tax, civil, and labor contingencies for the first quarter of 2009.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. Indemnity obligations related to purchased tax credits must be paid by us upon notification of FEMSA's settlement with local jurisdictions. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have resulted in the past and could result in the future. These liabilities are denominated in Brazilian reais and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 28, 2008, through March 29, 2009:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 28, 2008	$120.8	$12.4	$133.2
Changes in estimates	(2.4)	(0.1)	(2.5)
Foreign exchange impact	3.9	0.4	4.3

Balance at March 29, 2009	$122.3	$12.7	$135.0

Litigation and Other Disputes

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Quebec, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the Merger. The Colorado case was transferred to Delaware and consolidated with those cases. The Quebec Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class action in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Quebec, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company would pay, except one case discussed below, a total of $6.0 million, which amounts would be paid by the Company's insurance carrier. The settlement agreement is awaiting final approval in the various courts in which cases are pending. We anticipate receiving such approval during the second quarter of 2009. A related case which sought to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans has been settled and was covered by insurance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

16. COMMITMENTS AND CONTINGENCIES (Continued)

        MCBC-UK replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against MCBC-UK with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against MCBC-UK. MCBC-UK appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. MCBC-UK appealed the employment appeal tribunal's judgment. In January 2007, the appeal decision ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed during the third quarter of 2008 in a U.K. county court. A trial date is set for October 19, 2009. MCBC-UK will defend the claims vigorously. If MCBC-UK were held to be liable to the claimants, the amounts of the liability would be immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss would be higher.

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

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at March 29, 2009, are approximately $3.8 million and $5.2 million, respectively. Accordingly, we believe that the existing liability is adequate as of March 29, 2009. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In April 2009, we received a written notice relating to the Lowry site, that the State of Colorado intends to seek compensation from MCBC and other parties to recover for nature resources damages. The State of Colorado has informally asserted total damages of up to $10 million. However, the Company is potentially liable for only a portion of those damages. The Company will defend any such claims vigorously.

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

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Barry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. As of March 29, 2009 and December 28, 2008, we have accrued an estimated liability in the amount of $4.2 million and $3.9 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

17. OTHER COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of other comprehensive income (loss):

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net income	$76.2	$39.7

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(72.4)	(199.7)
Currency effect on pension liability, net of tax	7.7	2.5
Amortization of net prior service costs and net actuarial losses, net of tax	12.5	2.2
Unrealized gain on derivative instruments, net of tax	8.2	29.6
Reclassification adjustment—derivative instruments, net of tax	(14.5)	0.8
Ownership share of unconsolidated subsidiaries' other comprehensive income, net of tax(1)	(3.8)	—

Total other comprehensive loss, net of tax	(62.3)	(164.6)

Comprehensive income (loss)	13.9	(124.9)
Less: Comprehensive income attributable to the noncontrolling interest	(0.5)	(5.5)

Comprehensive income (loss) attributable to MCBC	$13.4	$(130.4)

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, reported net of our effective tax rate.

18. SUPPLEMENTAL GUARANTOR INFORMATION

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

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the first quarter of 2008, $180.4 million of the Senior notes was extinguished by using existing cash resources. During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

June 15, 2007 and cash on hand. The remaining outstanding Senior notes are guaranteed on a senior and unsecured basis by the Parent Guarantor and 2007 Issuer, 2005 Issuers and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several.

        On September 22, 2005, the 2005 Issuers completed a public offering of $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

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

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen weeks ended March 29, 2009, and March 30, 2008, Condensed Consolidating Balance Sheets as of March 29, 2009, and December 28, 2008, and Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 29, 2009 and March 30, 2008. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

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

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$13.0	$—	$409.4	$401.8	$—	$824.2
Excise taxes	—	—	—	(96.2)	(169.0)	—	(265.2)

Net sales	—	13.0	—	313.2	232.8	—	559.0
Cost of goods sold	—	(12.1)	—	(177.7)	(156.3)	—	(346.1)
Equity in subsidiary earnings	299.9	(106.1)	186.1	—	—	(379.9)	—

Gross profit (loss)	299.9	(105.2)	186.1	135.5	76.5	(379.9)	212.9
Marketing, general and administrative expenses	(15.7)	(11.7)	—	(85.8)	(69.4)	—	(182.6)
Special items, net	(1.2)	—	—	(8.1)	(0.9)	—	(10.2)
Equity income in MillerCoors	—	97.1	—	—	—	—	97.1

Operating income (loss)	283.0	(19.8)	186.1	41.6	6.2	(379.9)	117.2
Interest (expense) income, net	(8.2)	(0.1)	(12.6)	(0.1)	1.1	—	(19.9)
Other income (expense), net	(21.7)	2.4	—	(0.2)	1.0	—	(18.5)

Income from continuing operations before income taxes	253.1	(17.5)	173.5	41.3	8.3	(379.9)	78.8
Income tax (expense) benefit	(177.4)	131.1	(140.5)	57.7	130.4	—	1.3

Income from continuing operations	75.7	113.6	33.0	99.0	138.7	(379.9)	80.1
Loss from discontinued operations, net of tax	—	—	—	—	(3.9)	—	(3.9)

Net income	75.7	113.6	33.0	99.0	134.8	(379.9)	76.2
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.5)	—	(0.5)

Net income attributable to MCBC	$75.7	$113.6	$33.0	$99.0	$134.3	$(379.9)	$75.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$698.6	$—	$530.8	$586.8	$—	$1,816.2
Excise taxes	—	(101.0)	—	(115.4)	(243.2)	—	(459.6)

Net sales	—	597.6	—	415.4	343.6	—	1,356.6
Cost of goods sold	—	(367.2)	—	(240.1)	(227.7)	—	(835.0)
Equity in subsidiary earnings	95.4	13.0	36.8	—	—	(145.2)	—

Gross profit	95.4	243.4	36.8	175.3	115.9	(145.2)	521.6
Marketing, general and administrative expenses	(48.1)	(176.8)	—	(110.6)	(101.1)	—	(436.6)
Special items, net	(11.9)	(16.2)	—	22.8	(2.0)	—	(7.3)

Operating income	35.4	50.4	36.8	87.5	12.8	(145.2)	77.7
Interest (expense) income, net	(6.5)	(18.9)	(15.4)	1.1	(0.5)	—	(40.2)
Other income (expense), net	—	2.9	—	(1.3)	3.0	—	4.6

Income from continuing operations before income taxes	28.9	34.4	21.4	87.3	15.3	(145.2)	42.1
Income tax benefit (expense)	5.4	24.6	0.7	(6.3)	(17.8)	—	6.6

Income (loss) from continuing operations	34.3	59.0	22.1	81.0	(2.5)	(145.2)	48.7
Loss from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income (loss)	34.3	59.0	22.1	81.0	(11.5)	(145.2)	39.7
Less: Net income attributable to noncontrolling interests	—	—	—	—	(5.4)	—	(5.4)

Net income (loss) attributable to MCBC	$34.3	$59.0	$22.1	$81.0	$(16.9)	$(145.2)	$34.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 29, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$63.8	$0.2	$0.1	$0.2	$30.1	$—	$94.4
Accounts receivable, net	2.9	6.3	—	110.3	265.3	—	384.8
Other receivables, net	20.6	41.1	(4.2)	45.9	41.3	—	144.7
Total inventories, net	—	—	—	111.2	78.3	—	189.5
Other assets, net	9.0	1.4	—	32.8	28.9	—	72.1
Deferred tax assets	(18.2)	17.5	—	—	0.7	—	—
Discontinued operations	—	—	—	—	3.0	—	3.0

Total current assets	78.1	66.5	(4.1)	300.4	447.6	—	888.5
Properties, net	26.8	7.4	—	674.4	422.6	—	1,131.2
Goodwill	—	11.4	—	284.5	980.3	—	1,276.2
Other intangibles, net	—	42.9	—	3,487.1	320.1	—	3,850.1
Investment in MillerCoors	—	2,499.9	—	—	—	—	2,499.9
Net investment in and advances to subsidiaries	5,870.0	(1,134.7)	4,387.9	—	—	(9,123.2)	—
Deferred tax assets	(137.9)	37.6	100.7	15.1	(15.5)	—	—
Other assets	7.9	54.3	13.6	67.3	104.9	—	248.0
Discontinued operations	—	—	—	—	5.4	—	5.4

Total assets	$5,844.9	$1,585.3	$4,498.1	$4,828.8	$2,265.4	$(9,123.2)	$9,899.3

Liabilities and equity
Current liabilities:
Accounts payable	$6.0	$0.9	$—	$49.1	$90.9	$—	$146.9
Accrued expenses and other liabilities	36.3	28.0	(5.2)	216.0	232.8	—	507.9
Deferred tax liability	39.4	4.0	—	—	78.6	—	122.0
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	—	—	0.1
Discontinued operations	—	—	—	—	24.4	—	24.4

Total current liabilities	81.7	33.2	(5.4)	265.1	426.7	—	801.3
Long-term debt	499.4	45.2	1,023.6	—	—	—	1,568.2
Deferred tax liability	15.9	28.2	—	—	301.1	—	345.2
Other liabilities	64.6	10.1	—	544.7	370.6	—	990.0
Discontinued operations	—	—	—	—	119.0	—	119.0

Total liabilities	661.6	116.7	1,018.2	809.8	1,217.4	—	3,823.7
Total MCBC stockholders' equity	5,183.3	1,468.6	3,479.9	4,019.0	1,043.9	(9,123.2)	6,071.5
Noncontrolling interests	—	—	—	—	4.1	—	4.1

Total equity	5,183.3	1,468.6	3,479.9	4,019.0	1,048.0	(9,123.2)	6,075.6

Total liabilities and equity	$5,844.9	$1,585.3	$4,498.1	$4,828.8	$2,265.4	$(9,123.2)	$9,899.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$0.4	$0.1	$24.1	$106.7	$—	$216.2
Accounts receivable, net	9.1	10.9	—	132.1	320.4	—	472.5
Other receivables, net	20.2	28.1	(14.9)	46.4	83.1	—	162.9
Total inventories, net	—	—	—	111.9	80.2	—	192.1
Other assets, net	(0.4)	3.1	—	24.5	34.7	—	61.9
Deferred tax assets	(18.3)	17.5	—	—	0.8	—	—
Discontinued operations	—	—	—	—	1.5	—	1.5

Total current assets	95.5	60.0	(14.8)	339.0	627.4	—	1,107.1
Properties, net	25.4	7.7	—	597.7	671.1	—	1,301.9
Goodwill	—	11.4	—	275.2	1,011.4	—	1,298.0
Other intangibles, net	—	44.4	—	3,552.1	326.9	—	3,923.4
Investment in MillerCoors	—	2,418.7	—	—	—	—	2,418.7
Net investment in and advances to subsidiaries	5,646.3	(1,182.1)	4,282.9	—	—	(8,747.1)	—
Deferred tax assets	(32.4)	18.4	100.7	15.1	(26.5)	—	75.3
Other assets	6.6	54.9	3.9	81.5	108.3	—	255.2
Discontinued operations	—	—	—	—	7.0	—	7.0

Total assets	$5,741.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,386.6

Liabilities and equity
Current liabilities:
Accounts payable	$6.8	$1.7	$—	$61.5	$100.5	$—	$170.5
Accrued expenses and other liabilities	18.9	18.1	10.3	218.7	424.8	—	690.8
Deferred tax liability	39.0	—	—	—	68.8	—	107.8
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	—	—	0.1
Discontinued operations	—	—	—	—	16.9	—	16.9

Total current liabilities	64.7	20.1	10.1	280.2	611.0	—	986.1
Long-term debt	495.3	45.3	1,035.5	—	175.9	—	1,752.0
Deferred tax liability	(5.9)	5.9	—	—	399.4	—	399.4
Other liabilities	63.2	10.0	(9.9)	485.0	536.6	—	1,084.9
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	617.3	81.3	1,035.7	765.2	1,847.7	—	4,347.2
Total MCBC stockholders' equity	5,124.1	1,352.1	3,337.0	4,115.0	874.3	(8,747.1)	6,055.4
Noncontrolling interests	—	—	—	(19.6)	3.6	—	(16.0)

Total equity	5,124.1	1,352.1	3,337.0	4,095.4	877.9	(8,747.1)	6,039.4

Total liabilities and equity	$5,741.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,386.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(53.5)	$65.2	$(27.3)	$47.7	$(27.3)	$4.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.5)	—	—	(6.6)	(8.5)	(19.6)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	—	0.9	2.1
Investment in MillerCoors	—	(67.2)	—	—	—	(67.2)
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)	—	(26.1)
Trade loan repayments from customers	—	—	—	—	3.2	3.2
Trade loans advanced to customers	—	—	—	—	(2.8)	(2.8)

Net cash used in investing activities	(3.3)	(67.2)	—	(32.7)	(7.2)	(110.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	1.5	—	—	—	—	1.5
Excess tax benefits from share-based compensation	15.2	—	—	—	—	15.2
Dividends paid	(32.1)	—	—	—	(4.7)	(36.8)
Proceeds from issuance of short-term debt	—	—	—	—	1.7	1.7
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	—	(0.1)
Proceeds from short-term borrowings	—	—	—	2.7	5.2	7.9
Payments on short-term borrowings	—	—	—	(2.6)	(5.1)	(7.7)
Change in overdraft balances and other	3.4	—	—	8.4	(7.0)	4.8
Net activity in investments and advances (to) from subsidiaries	47.7	1.8	27.3	(45.1)	(31.7)	—

Net cash provided by (used in) financing activities	35.7	1.8	27.3	(36.7)	(41.6)	(13.5)

CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(21.1)	(0.2)	—	(21.7)	(76.1)	(119.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	(0.5)	(2.7)
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	216.2

Balance at end of period	$63.8	$0.2	$0.1	$0.2	$30.1	$94.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(62.6)	$(37.2)	$(34.5)	$49.3	$(41.2)	$(126.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.3)	(29.6)	—	(10.9)	(24.7)	(69.5)
Proceeds from sales of properties and intangible assets, net	—	—	—	26.3	2.0	28.3
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in unconsolidated affiliates	—	—	—	—	(7.0)	(7.0)
Trade loan repayments from customers	—	—	—	—	6.9	6.9
Trade loans advanced to customers	—	—	—	—	(9.2)	(9.2)
Other	—	2.6	—	—	—	2.6

Net cash provided by (used in) investing activities	18.5	(27.0)	—	15.4	(32.0)	(25.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	23.0	—	—	—	—	23.0
Excess tax benefits from share-based compensation	3.6	—	—	—	—	3.6
Dividends paid	(24.4)	—	—	—	(8.7)	(33.1)
Payments on long-term debt and capital lease obligations	—	(180.4)	—	—	(0.3)	(180.7)
Change in overdraft balances and other	5.7	12.1	—	48.3	3.5	69.6
Settlements of debt-related derivatives	—	12.0	—	—	—	12.0
Net activity in investments and advances (to) from subsidiaries	(192.0)	249.7	34.5	(113.8)	21.6	—

Net cash (used in) provided by financing activities	(184.1)	93.4	34.5	(65.5)	16.1	(105.6)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(228.2)	29.2	—	(0.8)	(57.1)	(256.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	0.6	(2.0)	(1.4)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	377.0

Balance at end of period	$15.5	$30.6	$0.1	$5.4	$67.1	$118.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as well as our unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

        Effective July 1, 2008, Molson Coors Brewing Company ("MCBC") and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, Coors Brewing Company ("CBC") and Miller Brewing Company ("Miller"). In connection with the closing of the joint venture transaction, each of MCBC, CBC, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement is the primary operating document governing the joint venture, MillerCoors LLC ("MillerCoors").

        Beginning in the third quarter of 2008, the results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment was, in all material respects, prospectively deconsolidated from MCBC. Also beginning in the third quarter of 2008, our interest in the new combined operations have been accounted for by us under the equity method of accounting. Our equity investment in MillerCoors represents our U.S. operating segment from July 1, 2008 forward.

BUSINESS OVERVIEW

Financial Highlights

        The following first quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen weeks ended March 29, 2009 and March 30, 2008. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

	Thirteen weeks ended
	March 29, 2009	March 30, 2008	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	3.895	10.710	(63.6)%
Net sales	$559.0	$1,356.6	(58.8)%
Income from continuing operations, net of tax	$79.6	$43.3	83.8%
Diluted income per share from continuing operations	$0.43	$0.24	79.2%

Consolidated Global Volumes including Proportionate Share of Equity Investments' volume

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 29, 2009	March 30, 2008	% change	March 29, 2009	March 30, 2008	% change
	Actual	Pro forma(1)		Actual	Reported
	(In Thousands)			(In Thousands)
Volume in hectoliters:
Reported financial volume	3,895	4,201	(7.3)%	3,895	10,710	(63.6)%
Royalty volume	51	53	(3.8)%	51	53	(3.8)%

Owned volume	3,946	4,254	(7.2)%	3,946	10,763	(63.3)%
Proportionate share of equity investment sales-to-retail(2)	6,570	6,549	0.3%	6,570	45	N/M

Total worldwide beer volume	10,516	10,803	(2.7)%	10,516	10,808	(2.7)%

N/M = Not meaninful

(1)
Reflects the reduction of the U.S. segment volume reported for the thirteen weeks ended March 30, 2008.

(2)
Reflects the addition of MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days.

        During the first quarter of 2009, our results reflect the adoption of hectoliters as our standard global volume measure and as a result prior periods information presented has been adjusted to reflect this change. Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail brands volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P.

First quarter 2009 highlights demonstrate the importance of building brands and reducing costs:

  •
  Worldwide Coors Light volume increased more than 4% from a year ago.

  •
  In our Canada business, net pricing grew as price increases across all major markets more than offset price discounting, primarily in the Quebec market.

  •
  In the U.K business, based on our value-driven strategy, which focuses on building our brands, we grew pricing and benefited from our contract brewing arrangement and the expansion of Magners draught cider.

  •
  MillerCoors in the U.S. made progress on both the top-line and bottom-line; improving growth of the total portfolio and for key brands. At the same time, MillerCoors achieved profit growth of more than 50% versus the pro-forma result a year ago.

  •
  We continued to reduce Corporate overhead and interest costs.

MCBC cost savings initiatives

        During the first quarter of 2009, we achieved approximately $18 million of cost savings as part of our three-year, $250 million Resources for Growth ("RFG") cost savings program. These cost savings include our 42% of RFG cost savings initiatives that were achieved by MillerCoors, which equaled $3 million in the first quarter of 2009.

MillerCoors integration and cost synergy initiatives

        MillerCoors further accelerated synergy delivery timing, realizing $50 million in the first quarter which captures some savings originally planned for delivery in the second quarter. A total of $78 million in synergy savings has been realized since July 1, 2008, exceeding MillerCoors' original goal of $50 million for the first twelve months of operations. MillerCoors expects to realize $128 million of synergies by June 30, 2009.

        By the end of calendar year 2009, MillerCoors expects to achieve a total of $238 million in synergies, surpassing its original forecast of $225 million. While the timing of synergy delivery has accelerated, MillerCoors' $500 million synergy goal is unchanged.

Income taxes

        Our effective tax rate for the first quarter of 2009 was a tax benefit of approximately (2%). We anticipate that our 2009 full year effective tax rate will be in the range of 16% to 20%. The 2009 first quarter effective tax rate is lower than our anticipated full year rate primarily due to the favorable resolution of unrecognized tax positions.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 7 "DISCONTINUED OPERATIONS" and Note 16 "COMMITMENTS AND CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of Molson's beer business, including the production and sale of the Molson brands, Coors Light, and other licensed brands in Canada. Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada, Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. BRI was a consolidated joint venture through February 28, 2009. As of March 1, 2009, we deconsolidated BRI, and prospectively began accounting for BRI results under the equity method as a result of the reduction in our BRI ownership interest following Labatt's acquisition of Lakeport Brewing in Ontario and the resulting increase in their relative ownership interest in BRI. Also included in the Canada results is BDL, a joint venture accounted for under the equity method.

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	1.763	1.767	(0.2)%

Net sales	$324.7	$383.6	(15.4)%
Cost of goods sold	(187.4)	(216.2)	(13.3)%

Gross profit	137.3	167.4	(18.0)%
Marketing, general and administrative expenses	(83.5)	(106.6)	(21.7)%
Special items, net	(8.1)	(1.4)	N/M

Operating income	45.7	59.4	(23.1)%
Other income, net	4.3	3.3	N/M

Earnings before income taxes	$50.0	$62.7	(20.3)%

    N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") depreciated versus the U.S. dollar ("USD") resulting in an approximate $12 million decrease to USD earnings before income taxes on a quarter over quarter basis during the thirteen week first quarter.

Volume and net sales

        With the formation of MillerCoors, the revenues and production costs of MCBC products sold by Molson in Canada for U.S. distribution, which were previously treated as inter-company sales and eliminated upon consolidation, are now included in Canada segment results. However, the sales volume continues to be eliminated from our Canada results, as this volume is now reported by MillerCoors. These increases will impact this quarter and the next quarter as we cycle prior year results that do not reflect this treatment. To provide more comparable results, we will provide year-over-year changes that exclude the reporting effects in Canada of deconsolidating BRI in March 2009 and setting up MillerCoors in 2008.

        Our Canada segment sales volume was 1.8 million hectoliters in the first quarter of 2009, unchanged from a year ago. Our Canada sales to retail ("STRs"), for the calendar quarter ended March 31, 2009 decreased 3.2% versus a year ago, driven by soft industry volumes in the first quarter, along with our decision to limit our participation in off-premise price discounting. STRs of Molson's strategic brands, which represent more than 85 percent of our Canada volume, were stable, while sales of our non-supported brands declined. Strategic brand changes were led by double-digit growth of Coors Light and mid-single digit growth of Carling. Partner import brands and Molson Canadian volumes declined versus the prior comparable period.

        Comparable net sales per hectoliter increased 2.0% in local currency, driven by favorable net pricing, led by price increases across all major markets, partially offset by continued discounting activity.

        Total Canadian beer industry sales to retail declined an estimated 1.2% in the calendar first quarter of 2009. Our estimated Canada market share decreased about three-quarters of a share point in the first quarter of 2009 versus a year ago.

Cost of goods sold

        First quarter 2009 cost of goods sold per hectoliter increased 2.4% on a comparable basis in local currency. This increase was due to the net effect of three factors:

  •
  Commodity, packaging material, distribution and other input costs increased cost of goods sold by 2.5%,

  •
  About a third of these inflationary increases were offset by savings from our RFG initiatives,

  •
  An increase of about 1% was due to an increase in overhead expenses and ongoing product mix shifts.

Marketing, general and administrative expenses

        Marketing, general and administrative expense in the first quarter of 2009 decreased by approximately 6% in local currency, driven by lower overhead and incentive compensation expense versus the comparable prior year period.

Special items, net

        The Canada segment recognized $8.1 million of special items in the first quarter of 2009 related to costs associated with the Montreal brewery employee pension curtailment and severance, and the ongoing Edmonton brewery closure expenses. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

United States Segment Results of Operations

        During the first two quarters of 2008, the United States ("U.S.") segment produced, marketed and sold the Coors portfolio of brands in the United States and Puerto Rico and includes the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which were consolidated joint ventures. The U.S. segment also included sales of Molson products in the United States. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. This means that 42% of the net income reported by MillerCoors is reported on the MCBC income statement as "Equity income in MillerCoors" (after being adjusted for basis difference amortization, accounting policy differences, and share based compensation). MillerCoors' revenue and expense do not directly appear on our income statement. Similarly, 42% of MillerCoors' cash distributions appear on our statement of cash flows as "Distributions from MillerCoors" and the individual components of MillerCoors' cash flow do not appear on our statement of cash flows. Thus, while our equity investment in MillerCoors will represent our U.S. operating segment from and after July 1, 2008, our discussion of its results of operations are not addressed to and do not reflect MillerCoors' financial statements and results of operations. See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES," regarding the MillerCoors joint venture.

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	—	6.509	N/M

Net sales	$—	$650.0	N/M
Cost of goods sold	—	(392.9)	N/M

Gross profit	—	257.1	N/M
Marketing, general and administrative expenses	—	(197.6)	N/M
Special items, net	—	8.0	N/M
Equity income in MillerCoors	97.1	—	100.0%

Operating income	97.1	67.5	43.9%
Other income, net	—	2.4	N/M

Earnings before income taxes	$97.1	$69.9	38.9%

    N/M = Not meaningful

        The results of operations for MillerCoors for the three months ended March 31, 2009, and pro forma results of operations for the three month period ended March 31, 2008 are as follows:

	For the three months ended
	March 31, 2009	March 31, 2008	% change
	Actual	Pro Forma
	(In millions, except percentages)
Volumes in hectoliters	18.422	18.791	(2.0)%

Sales	$2,005.7	$1,947.1	3.0%
Excise taxes	(289.8)	(294.7)	(1.7)%

Net sales	1,715.9	1,652.4	3.8%
Cost of goods sold	(1,049.9)	(1,017.0)	3.2%

Gross profit	666.0	635.4	4.8%
Marketing, general and administrative expenses	(441.8)	(485.9)	(9.1)%
Special items, net	(10.4)	(11.3)	(8.0)%

Operating income	213.8	138.2	54.7%
Other income (expense), net	(0.5)	2.6	N/M

Income before income taxes	213.3	140.8	51.5%
Income tax expense	(2.1)	—	N/M

Net income	211.2	140.8	50.0%
Less: Net income attributable to noncontrolling interests	(5.2)	(4.2)	23.8%

Net income attributable to MillerCoors	$206.0	$136.6	50.8%

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

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Three Months Ended March 31, 2008

	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results
	(In millions)
Net sales	$650.0	$996.3	$6.1	C	$1,652.4
Cost of goods sold	(392.9)	(630.1)	5.2	C
			0.8	D	(1,017.0)

Gross profit	257.1	366.2	12.1		635.4
Marketing, general and administrative	(197.6)	(274.1)	(4.3)	C
			(14.9)	A
			11.8	D
			(6.8)	B	(485.9)
Special items	8.0	(19.3)	—		(11.3)

Operating income	67.5	72.8	(2.1)		138.2
Interest, net	—	1.2			1.2
Other, net	2.4	6.1	(7.1)	C	1.4

Pretax income	69.9	80.1	(9.2)		140.8
Income tax expense	—	—	—		—

Net income	69.9	80.1	(9.2)		140.8
Less: Net income attributable to noncontrolling interests	(4.9)	0.7	—		(4.2)

Net income attributable to MillerCoors, LLC	$65.0	$80.8	$(9.2)		$136.6

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

  B
  Adjustment to reflect mark-to-market accounting for share-based compensation held by MillerCoors employees.

  C
  Adjustments to conform classification between the MCBC U.S. business and the Miller U.S. business and to conform the MCBC U.S. business accounting calendar from a thirteen week to a three calendar months ended March 31, 2008.

  D
  Adjustments to conform accounting policies with regard to inventory valuation, pension and postretirement plans and allocation of advertising costs between interim periods.

        For a reconciliation from MillerCoors Net income to MCBC's proportional share of net income attributable to MillerCoors reported under the equity method see Part I—Financial Statements, Item 1 Note 3 "INVESTMENT IN MILLERCOORS."

Volume and net sales

        During the first quarter of 2009, MillerCoors domestic STRs increased 0.4% versus the prior year pro forma quarter due to strong results from five of the six focus brands, offset by declines in Milwaukee's Best and above-premium domestic brands. MillerCoors domestic sales-to-wholesalers ("STW") declined 1% versus prior year, while total STWs declined 2%, driven by a double-digit reduction in contract brewing volumes.

        MillerCoors total net sales increased by 3.8% to $1.7 billion versus the prior pro forma quarter. Pricing remained favorable in the first quarter of 2009 as MillerCoors domestic net sales per hectoliter, excluding contract brewing and MillerCoors-owned distributor sales, increased 5.6% based on 2008 first and fourth quarter price increases and reductions in discounting. Pricing growth was lower than the previous quarter due to cycling of early 2008 general price increases.

Cost of goods sold

        MillerCoors continues to realize supply chain related synergies and deliver savings from its cost leadership programs—related to Miller and CBC legacy cost savings initiatives (called Project Unicorn and Resources for Growth, respectively)—Cost of goods sold per hectoliter increased by 5.3% due to significant increases in brewing and packaging materials.

Marketing, general and administrative expenses

        For the first quarter of 2009, marketing, general and administrative costs decreased by 9.1% driven by timing and management of marketing and sales spending and the accelerated timing of synergy delivery.

        Depreciation and amortization expense for MillerCoors in the first quarter of 2009 was approximately $71 million, and additions to properties and intangible assets were approximately $97 million.

Special Items

        During the first quarter of 2009, MillerCoors incurred special items totaling $10.4 million due to employee relocation and retention expenses relating to the joint venture.

United Kingdom Segment Results of Operations

        The United Kingdom ("U.K.") consists of production and sale of the owned brands principally in the United Kingdom, results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the United Kingdom and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us) in the U.K., and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	2.021	2.346	(13.8)%

Net sales	$219.4	$310.5	(29.3)%
Cost of goods sold	(149.9)	(219.0)	(31.6)%

Gross profit	69.5	91.5	(24.0)%
Marketing, general and administrative expenses	(67.0)	(95.1)	(29.5)%
Special items, net	(0.9)	(2.1)	(57.1)%

Operating income (loss)	1.6	(5.7)	N/M
Interest income(1)	2.0	2.8	(28.6)%
Other expense, net	(1.0)	(1.2)	(16.7)%

Earnings (loss) before income taxes	$2.6	$(4.1)	N/M

    N/M = Not meaningful

    (1)
    Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the first quarter 2009, the British pound ("GBP") weakened versus the USD and unfavorably impacted the quarter-over-quarter earnings before income taxes by approximately $2 million.

Volume and net sales

        Our U.K. owned-brand volume decreased 13.8% year-on-year, compared to a total industry decline of more than 8%, reflecting the impact of a weak economy in the U.K and our firm pricing stance with customers, especially in the off-premise channel, which is key to our strategy to grow margins. As a consequence of this stance, we lost market share in the first quarter of 2009.

        Comparable net sales per hectoliter of our own products increased 11.6% in local currency, with approximately three-quarters driven by higher pricing in all channels, as we benefited from price increases in 2008, combined with an additional price increase toward the end of the first quarter of 2009. The balance of the net sales per hectoliter increase was the result of positive sales mix, partly the result of growth in draught Magners cider. This represents the ninth consecutive quarter of year-over-year pricing growth for our U.K. business. For the second consecutive quarter, we achieved pricing growth ahead of cost of goods sold input inflation, resulting in improved gross margins.

Cost of goods sold

        Comparable cost of goods sold per hectoliter of our own products increased 5.2% in local currency in the first quarter of 2009, primarily due to higher cost of goods sold input inflation, partly offset by results of cost-reduction initiatives and lower pension expense.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. decreased 2.7% in local currency due to lower marketing and pension expense in the quarter versus the prior quarter.

Special items, net

        The U.K. segment recognized $0.9 million and $2.1 million of special items in the first quarters of 2009 and 2008, respectively. First quarter of 2009 and 2008 net special charges were predominately employee termination costs associated with the U.K. supply chain and back office restructuring efforts for both periods presented. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by the relative level of note receivable balances outstanding from period-to-period.

Global Brand and Market Development and Corporate

        The Global Brand and Market Development ("Global Markets") group is focused on growing and expanding our business and brand portfolios in global development markets. Our current businesses in Asia, continental Europe, Mexico and the Caribbean (excluding Puerto Rico) are included in Global Markets and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended
	March 29, 2009	March 30, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	0.111	0.088	25.9%

Net sales	$14.9	$12.5	19.2%
Cost of goods sold	(8.8)	(6.9)	27.5%

Gross profit	6.1	5.6	8.9%
Marketing, general and administrative expenses	(32.1)	(37.3)	(13.9)%
Special items, net	(1.2)	(11.8)	N/M

Operating loss	(27.2)	(43.5)	(37.5)%
Interest expense, net	(21.9)	(30.6)	(28.4)%
Debt extinguishment costs	—	(12.4)	N/M
Other expense, net	(21.8)	0.1	N/M

Loss before income taxes	$(70.9)	$(86.4)	(17.9)%

    N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold reflect our operations in Asia, continental Europe, Mexico and the Caribbean (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the first quarter of 2009 is driven by our efforts in China and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the first quarter were $32.1 million, including Corporate general and administrative expenses of $21.1 million, a decrease of approximatley $8 million from a year ago due to lower incentive compensation this year. Global Markets marketing, general and administrative expenses in the first quarter of 2009 were $11.0 million representing an increase of $2.8 million over the comparable prior year period.

Special items, net

        Special charges in the first quarter of 2009 were $1.2 million compared to $11.8 million of special items in the first quarter of 2008. The 2008 special charges were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for MillerCoors, primarily outside professional services. See Part I—Financial Statements, Item 1 Note 5 "SPECIAL ITEMS, NET" to the condensed consolidated financial statements for further discussion.

Interest expense, net and Debt Extinguishment Costs

        Interest expense was $21.9 million during the first quarter of 2009, compared to $30.6 million in the same period of 2008. Interest expense declined $8.7 million from a year ago, with approximately $6 million of this reduction attributable to foreign currency movements and the balance due to the deconsolidation of BRI. During the first quarter of 2009, we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). The adoption, which requires retroactive application, impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013. During the thirteen weeks ended March 29, 2009 and March 30, 2008, as a result of adopting FSP APB 14-1, we incurred additional non-cash interest expense of $4.0 million and $3.9 million, respectively.

        Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first quarter of 2008.

        See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES," and Note 12 "DEBT AND OTHER CREDIT ARRANGEMENTS" to the condensed consolidated financial statements for further discussion.

Other Expense, Net

        Other expense, net, was $21.8 million during the first quarter of 2009, compared to other income, net of $0.1 million in the same period of 2008. During the third quarter of 2008, we entered into a series of cash settled total return swaps with Deutsche Bank and gained an economic exposure to Foster's Group (ASX:FGL), a major global brewer. We recognized a loss on the fair value of the swap of $21.4 million during the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of March 29, 2009 and March 30, 2008, we had net working capital of $87.2 million and a net working capital deficit of $62.3 million, respectively. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. We had total cash of $94.4 million at March 29, 2009, compared to $118.7 million at

March 30, 2008 and $216.2 million at December 28, 2008. Long-term debt was $1.568 billion and $2.031 billion at March 29, 2009 and March 30, 2008, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

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

Operating activities

        Net cash provided by operating activities of $4.8 million for the thirteen weeks ended March 29, 2009, was favorable by $131.0 million versus the comparable period in 2008. The calendar first quarter typically results in a use of cash for the Company or a low level of cash generation, due to seasonality in the business. The calendar third quarter historically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. The increase in cash flow from operating activities is related to the presentation of cash flows from the U.S. segment, which in 2009 is represented by our investment in MillerCoors, while in 2008 it was represented by our former CBC U.S. business. Distributions from MillerCoors were $84.0 million in 2009, while the CBC U.S. business used approximately $83.9 million in cash in 2008. See the discussion below under the heading "MillerCoors" for further discussion. Excluding the U.S. segment, our operating cash flow was unfavorable to 2009 by approximately $47.1 million.

Investing activities

        Net cash used in investing activities of $110.4 million for the thirteen weeks ended March 29, 2009, was unfavorable by $85.3 million compared to the same period in 2008. 2009 investing cash flows include $67.2 million of contributions to MillerCoors, which did not exist in the first three months of 2008. See discussion below under the heading "MillerCoors" for further discussion. Capital expenditures were lower in 2009 by $49.9 million versus 2008, due to $32.3 million of additions to properties from the former CBC U.S. business included in the 2008 amount, while MillerCoors additions are not presented in this line. Also, there is a decrease attributed to foreign currency during the first quarter of 2009 versus 2008. In the first quarter of 2008, we collected proceeds on sales of businesses and assets of $28.3 million, mainly from the sale of our former beer distribution businesses in Boise, Idaho, and of $22.8 million related to the sale of available for sale investment securities with no comparable activity in the first quarter of 2009.

Financing activities

        Net cash used in financing activities was $13.5 million for the thirteen weeks ended March 29, 2009 compared to $105.6 million of cash used in financing activities during the same period in 2008, a favorable variance of $92.1 million. There were four primary drivers for this favorable variance. First, net repayment activity on debt obligations and credit facilities was lower by $152.0 million in 2009. Second, we collected $21.5 million more in proceeds from exercises of stock options in the first quarter of 2008 as compared to the same period of 2009, however this was offset by $11.6 million of higher excess tax benefits from share-based compensation in 2009. Third, dividends paid were higher in 2009 by $3.7 million. Lastly, overdraft balances were lower by $34.3 million when compared to the prior year.

        In February 2008, we repurchased $180.4 million of our remaining $225 million of Senior Notes due 2012. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps were recorded during the first quarter of 2008. The cash required to retire the notes early (in addition to the face amount), amounting to $23.1 million, was classified as a cash outflow from operating activities, as it largely represents a cost of money (interest). However, the cash inflow associated with the unwind of the related interest rate swap of $12.0 million is classified in financing activities.

MillerCoors

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the three months ended March 29, 2009, were $84.0 million, all of which were reported in operating activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the three months ended March 29, 2009, were $67.2 million, all of which were reported in investing activities.

        Net cash flow received from MillerCoors during the three months ended March 29, 2009, was $16.8 million, $84.0 million of which was reflected in cash flows from operating activities, and $67.2 million of which was reflected in cash flows used in investing activities, as discussed above. During the three months ended March 30, 2008, our CBC U.S. business (prior to the formation of MillerCoors) used approximately $83.9 million in cash from operating activities, due in large part to unfavorable working capital movements, as a result of seasonality in the business. Such working capital fluctuations at MillerCoors will manifest themselves in MolsonCoors' cash flows related to investing activities, as opposed to the former CBC U.S. business working capital fluctuations prior to MillerCoors, which presented themselves in MolsonCoors' cash flows related to operating activities.

        We expect that 2009 operating cash flows and investing cash flows will be impacted by the timing of MillerCoors cash flow requirements. We anticipate the integration of MillerCoors will result in incremental cash needs of approximately $85 million from MCBC during 2009. These cash uses include retention, integration and restructuring costs, along with additional capital spending to capture synergies. We anticipate that MillerCoors will spend approximately $200 million in 2009 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be approximately $100 million in 2009.

Capital Resources

        The majority of our remaining debt outstanding as of March 29, 2009, consists of publicly traded notes, with maturities ranging from 2010 to 2015. While the start-up of MillerCoors entails demands for capital for integration and restructuring efforts, we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our alternative use of cash in 2009 and beyond, which could include pension plan funding, modest purchases of company stock, increasing dividends, and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe are currently unstable due to the recent financial crisis. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility.

        We maintained a $500 million commercial paper program through 2008 and in prior years. We had not borrowed under that program since 2006. In consideration of the costs to maintain the program, as well as the relatively high interest costs that would be incurred should we borrow under the program, we closed our commercial paper program in February 2009.

        On July 3, 2008, Moody's affirmed our Baa2/Prime2 ratings and changed the outlook to positive from developing, following the formation of MillerCoors. Our long-term credit rating with Standard and Poor's is BBB. On February 11, 2009, Standard and Poor's announced it had placed MCBC on credit watch with negative implications. Standard and Poor's indicated that if any downgrade were to occur, it would be limited to one notch (BBB-), which is still "investment grade," but only one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of March 29, 2009 or December 28, 2008), and trigger certain collateral requirements and early termination requirements on out-of-the-money derivative liabilities, as discussed in Part I—Financial Statements, Item 1 Note 13 "DERIVATIVE INSTRUMENTS," to the condensed consolidated financial statements.

Capital Expenditures

        Our capital expenditure plan for 2009 is expected to be approximately $140 million, excluding capital spending by our consolidated joint ventures and MillerCoors. Capital expenditures in 2009 are expected to be lower than 2008 primarily due to the exclusion of capital spending associated with the former U.S segment.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 29, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of March 29, 2009

        We have contractual cash obligations as of March 29, 2009, pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $8.0 billion. Not included in these obligations are $180.5 million of unrecognized tax benefits and $119.0 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

Other commercial commitments as of March 29, 2009

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$36.4	$36.4	$—	$—	$—

CONTINGENCIES

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1, Note 16, under the caption "COMMITMENTS AND CONTINGENCIES—Kaiser Indemnity Obligations," to the condensed consolidated financial statements, for a detailed discussion. The liabilities that we have recorded are based upon estimates of losses, and amounts ultimately paid could differ from the liabilities that have been recorded. The timing of payments is dependent upon the progress of cases through the Brazilian administrative and judicial systems. Moreover, we are informed that tax amnesty legislation is pending in the Brazilian government which, depending on its terms could be beneficial in resolving the underlying tax liabilities without continued, extended litigation. If the Brazilian government enacts such an amnesty, we would assess whether payments under such program would constitute a prudent disposition of these liabilities. Accordingly, we will continue to evaluate potential amnesty or other options to resolve these liabilities. Our indemnity to FEMSA also covers fees and expenses that Kaiser incurs to argue the cases through the administrative and judicial systems. Any costs associated with these items would be recognized by us in Discontinued Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 28, 2008 and did not change during the first quarter of 2009.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—Adoption of New Accounting Pronouncements" to the condensed consolidated financial statements for a description of the new accounting pronouncements that we have adopted.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES—New Accounting Pronouncements Not Yet Adopted" to the condensed consolidated financial statements for a description of the new accounting pronouncements that we have not yet adopted.

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

        In particular, statements that we make under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Outlook for 2009" including, but not limited to, statements relating to our overall volume trends, consumer preferences, pricing trends and industry forces, cost reduction strategies and anticipated results, anticipated synergies, our expectations for funding our 2009 capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of our capital resources are forward-looking statements.

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

OUTLOOK FOR 2009

        We will continue our focus on being a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. For 2009 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth.

Canada

        We elected not to fully participate in some of the discounting in Quebec during the first quarter, and this adversely affected our volume and share trends in that province. Looking ahead, we will continue to manage the business in a way that keeps us competitive in all markets, while generating sufficient profit to enable us to continue ongoing investment in our brands.

        We continue to expect our comparable 2009 cost of goods per hectoliter in local currency to increase at a low-single-digit rate versus 2008 due to inflationary pressures, partially offset by anticipated reductions in certain commodity and fuel inflation rates and our RFG savings initiatives.

U.S.

        The MillerCoors integration is proceeding well. Specifically, the integration of business processes and systems is enabling faster local decision-making and streamlining of costs. The MillerCoors network optimization project is ahead of schedule, as are the planned brewing production relocations, with more than 60% completed by the beginning of April 2009. In addition, construction of the new MillerCoors headquarters in Chicago, Illinois, is nearing completion, with an expected occupancy date in the third quarter of 2009. Finally, the MillerCoors team is working to deliver against its stated goal of achieving $500 million of cost savings in the first three years of combined operations.

        MillerCoors top priority in the U.S. is getting Miller Lite growing again. MillerCoors believes that, by focusing on taste, the new marketing program can get this great brand back on the path toward growth. As MillerCoors enters the key summer selling season, MillerCoors plans to ramp up marketing spending on the MillerCoors brand portfolio to align package and product innovation with marketing messages that drive consumer trial, repeat and loyalty. The MillerCoors team will continue to accelerate Coors Light growth by driving its Rocky Mountain cold refreshment message with new marketing and cold activated cans. At retail, MillerCoors will have a number of major marketing programs lined up with retail chain partners to drive sales this summer.

        The MillerCoors management team further accelerated synergy delivery timing, realizing $50 million in the first quarter of 2009, including some savings originally planned for the second quarter of 2009. MillerCoors has now realized $78 million in synergy savings since being formed on July 1, 2008. MillerCoors expects to realize $128 million of synergies by June 30, 2009—more than 2 1/2 times its original goal for the first twelve months of operations. As a result, MillerCoors is more confident that it can achieve the synergies commitment, and the MillerCoors team is already developing the next generation of cost savings initiatives.

United Kingdom

        In the U.K., we anticipate a challenging trading environment to continue throughout 2009 due to a weak economy, with commodity inflation also being a challenge. However, we believe that our U.K. business is now on much firmer footing as it benefits from our contract brewing arrangement, the Magners cider agreement, supplier renegotiations, and pricing negotiations with customers. Moreover, our brand strength has consistently supported positive pricing, and we implemented a 2009 price increase in March. As a brand-led company, we continue to grow our investments behind our brands on a per-hectoliter basis. Looking forward, we anticipate that performance comparisons with prior year will become more challenging in the second half of 2009 in the U.K., as we cycle the ramp up of our strategic initiatives in the second half of 2008.

        Our U.K. team is targeting substantial savings as part of the RFG program, driven by supplier negotiations and operational efficiencies. In a challenging industry volume environment, our view for the full year 2009 is that U.K. owned-brand cost of goods will increase at a high-single-digit rate per hectoliter in local currency. This is driven by mid-single-digit inflation and production mix changes related to growth in contract brewing and Magners cider. These mix changes also increase net sales per hectoliter and are a benefit to gross profit.

Global Brands and Market Development and Corporate

        We forecast full-year 2009 global market and corporate general and administrative expense of approximately $150 million, plus or minus 5%.

Interest

        We anticipate the full year of 2009 corporate net interest expense to be approximately $85 million to $90 million, excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to FIN 48 for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the remainder of 2009, the Company expects to recognize approximately $30 to $40 million of income tax benefit due primarily to reversal of accrued interest that the Company expects to effectively settle during 2009. As a result, we anticipate that our 2009 effective tax rate on income will be in the range of 16% to 20%. We note, however, that there are pending tax law changes in Canada that if enacted, would result in an approximate $99 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the Company's Statement of Operations in the quarter in which the bill is enacted. In addition, there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to fluctuations in interest rates, foreign currencies and the prices of production, commodities and packaging materials. We have established policies and procedures to govern the strategic management of these exposures through the use of a variety of financial instruments including: foreign currency forwards, cross currency swaps, and commodity swaps. We also use physical hedging agreements to manage our exposures to certain commodities. As of period end, we also held a total return swap to gain exposure to Foster's, another major global brewer.

        The details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "DERIVATIVE INSTRUMENTS," and Note 14 "FAIR VALUE MEASUREMENTS," to the condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 29, 2009, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(161.8)	$2.2	$24.7	$(188.7)	$—

Sensitivity Analysis

        Our market sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps and total return swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	March 29, 2009	December 28. 2008
	(In millions)
Foreign currency risk:
Forwards	$(27.0)	$(16.6)
Interest rate risk:
Debt	$(66.7)	$(74.5)
Commodity price risk:
Swaps, forwards	$(0.6)	$—
Cross currency risk:
Swaps	$(4.4)	$(6.5)
Equity price risk:
Cash settled total return swap	$(30.0)	$(33.9)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009, to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 16 "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

        In March 2009, Brewers' Retail, Inc. ("BRI"), which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. MCBC has not been named as a defendant in this case. If a legal action is commenced as notified, we believe that BRI will defend the claims vigorously.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2008, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

        In addition to the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2008, the following are updates and additional risks factors that we have identified:

        Climate change may negatively affect our business.    There is increasing concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Climate change may also cause water scarcity and a deterioration of water quality in areas where we maintain brewing operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)
Exhibits

Exhibit Number	Document Description
10.1	Amended and Restated Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated December 31, 2008.
10.2	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) May 5, 2009