Form 10-Q
period 2009-06-28
MOLSON COORS BREWING CO
filed 2009-08-04
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 28, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 24, 2009:

Class A Common Stock—2,586,764 shares
Class B Common Stock—158,281,597 shares

         Exchangeable shares:

         As of July 24, 2009, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,172,806 shares
Class B Exchangeable shares—20,434,791 shares

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales	$1,160.4	$2,359.4	$1,984.6	$4,175.6
Excise taxes	(361.5)	(602.0)	(626.7)	(1,061.6)

Net sales	798.9	1,757.4	1,357.9	3,114.0
Cost of goods sold	(432.6)	(1,033.6)	(778.7)	(1,868.6)

Gross profit	366.3	723.8	579.2	1,245.4
Marketing, general and administrative expenses	(230.0)	(463.2)	(412.6)	(899.8)
Special items, net	(7.1)	(103.9)	(17.3)	(111.2)
Equity income in MillerCoors	134.1	—	231.2	—

Operating income	263.3	156.7	380.5	234.4
Interest expense, net	(19.9)	(27.0)	(39.8)	(54.8)
Debt extinguishment costs	—	—	—	(12.4)
Other expense, net	(8.3)	(6.0)	(26.8)	(1.4)

Income from continuing operations before income taxes	235.1	123.7	313.9	165.8
Income tax expense	(47.3)	(26.5)	(46.0)	(19.9)

Income from continuing operations	187.8	97.2	267.9	145.9
Loss from discontinued operations, net of tax	—	(12.4)	(3.9)	(21.4)

Net income	$187.8	$84.8	$264.0	$124.5
Less: Net income attributable to noncontrolling interests	(0.5)	(5.4)	(1.0)	(10.8)

Net income attributable to Molson Coors Brewing Company	$187.3	$79.4	$263.0	$113.7

Basic income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$1.02	$0.50	$1.45	$0.75
Discontinued operations attributable to Molson Coors Brewing Company	—	(0.07)	(0.02)	(0.12)

Net income attributable to Molson Coors Brewing Company	$1.02	$0.43	$1.43	$0.63

Diluted income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$1.01	$0.49	$1.44	$0.73
Discontinued operations attributable to Molson Coors Brewing Company	—	(0.07)	(0.02)	(0.12)

Net income attributable to Molson Coors Brewing Company	$1.01	$0.42	$1.42	$0.61

Weighted average shares—basic	184.2	182.4	184.0	181.7
Weighted average shares—diluted	185.4	186.0	185.2	185.0
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$187.3	$91.8	$266.9	$135.1
Loss from discontinued operations, net of tax	—	(12.4)	(3.9)	(21.4)

Net income attributable to Molson Coors Brewing Company	$187.3	$79.4	$263.0	$113.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	June 28, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$296.2	$216.2
Accounts receivable, net	541.5	472.5
Other receivables, net	190.7	162.9
Inventories:
Finished, net	115.7	89.1
In process	20.3	13.4
Raw materials	41.9	43.3
Packaging materials, net	56.5	46.3

Total inventories, net	234.4	192.1
Other assets, net	61.4	61.9
Discontinued operations	9.1	1.5

Total current assets	1,333.3	1,107.1
Properties, net	1,242.3	1,301.9
Goodwill	1,431.8	1,298.0
Other intangibles, net	4,186.4	3,923.4
Investment in MillerCoors	2,557.9	2,418.7
Deferred tax assets	76.6	75.3
Notes receivable, net	54.4	51.8
Other assets	163.5	203.4
Discontinued operations	—	7.0

Total assets	$11,046.2	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	June 28, 2009	December 28, 2008
Liabilities and equity
Current liabilities:
Accounts payable	$156.7	$170.5
Accrued expenses and other liabilities	687.1	690.8
Deferred tax liabilities	115.4	107.8
Short-term borrowings and current portion of long-term debt	0.1	0.1
Discontinued operations	139.2	16.9

Total current liabilities	1,098.5	986.1
Long-term debt	1,628.6	1,752.0
Pension and post-retirement benefits	492.8	581.0
Derivative hedging instruments	310.6	225.9
Deferred tax liabilities	464.6	399.4
Unrecognized tax benefits	199.2	230.4
Other liabilities	140.6	47.6
Discontinued operations	17.0	124.8

Total liabilities	4,351.9	4,347.2
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.7 shares at June 28, 2009 and December 28, 2008, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 158.2 shares and 157.1 shares at June 28, 2009 and December 28, 2008, respectively)	1.6	1.6
Class A exchangeable shares (issued and outstanding: 3.2 shares at June 28, 2009 and December 28, 2008)	119.4	119.4
Class B exchangeable shares (issued and outstanding: 20.4 shares and 20.9 shares at June 28, 2009 and December 28, 2008, respectively)	768.8	786.3
Paid-in capital	3,389.0	3,334.6
Retained earnings	2,366.4	2,184.9
Accumulated other comprehensive income (loss)	34.9	(371.4)

Total Molson Coors Brewing Company stockholders' equity	6,680.1	6,055.4
Noncontrolling interests	14.2	(16.0)

Total equity	6,694.3	6,039.4

Total liabilities and equity	$11,046.2	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income	$264.0	$124.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.8	167.2
Share-based compensation	11.1	46.9
Gain on sale or impairment of properties and intangibles	—	(20.2)
Loss on impairment of Molson brands sold in the U.S.	—	50.6
Deferred income taxes	62.1	9.4
Equity income in MillerCoors	(231.2)	—
Distributions from MillerCoors	250.3	—
Equity in net income of other unconsolidated affiliates	(0.1)	(11.6)
Distributions from other unconsolidated affiliates	2.6	—
Excess tax benefits from share-based compensation	(15.3)	(21.3)
Change in current assets and liabilities and other	(83.7)	(206.3)
Discontinued operations	3.9	21.4

Net cash provided by operating activities	352.5	160.6

Cash flows from investing activities:
Additions to properties and intangible assets	(45.2)	(136.4)
Proceeds from sales of properties and intangible assets	2.6	33.5
Proceeds from sale of investment securities, net	—	22.8
Acquisition of business	(19.6)	—
Investment in MillerCoors	(212.1)	—
Return of capital from MillerCoors	92.8	—
Deconsolidation of Brewers' Retail, Inc.	(26.1)	—
Investment in and advances to an unconsolidated affiliate	(5.3)	(10.6)
Trade loan repayments from customers	9.6	13.9
Trade loans advanced to customers	(7.0)	(20.1)
Other	—	2.6

Net cash used in investing activities	(210.3)	(94.3)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	13.4	45.9
Excess tax benefits from share-based compensation	15.3	21.3
Dividends paid	(81.4)	(65.5)
Dividends paid to noncontrolling interests holders	—	(19.5)
Proceeds from issuance of long term debt	—	16.0
Payments on long-term debt and capital lease obligations	(0.2)	(180.9)
Proceeds from short-term borrowings	10.0	40.5
Payments on short-term borrowings	(10.1)	(40.1)
Net proceeds from revolving credit facilities	—	16.9
Change in overdraft balances and other	(9.0)	(4.5)
Settlements of debt-related derivatives	—	12.0

Net cash used in financing activities	(62.0)	(157.9)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	80.2	(91.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	(1.0)
Balance at beginning of year	216.2	377.0

Balance at end of period	$296.2	$284.4

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

1. BASIS OF PRESENTATION

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formally referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Effective July 1, 2008, MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"). The results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"). Our interest in MillerCoors is accounted for by us under the equity method of accounting. See Note 3 "SEGMENT REPORTING," and Note 4 "EQUITY INVESTMENTS."

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority owned subsidiaries, equity method investments, and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the thirteen and twenty-six week periods ended June 28, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year.

        The December 28, 2008 condensed consolidated balance sheet data is consistent with our audited financial statements, other than the impact of the adoption of SFAS 160 and FSP APB 14-1 as described below, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The second fiscal quarter of 2009 and 2008 consisted of thirteen weeks ending on June 28, 2009 and June 29, 2008, respectively. The first half of 2009 and 2008 consisted of twenty-six weeks ending on June 28, 2009 and June 29, 2008, respectively. Fiscal years 2009 and 2008 consist of 52 weeks ending on December 27, 2009 and December 28, 2008, respectively.

        The results from Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, are reported one month in arrears in the accompanying unaudited condensed consolidated financial statements. Due to a change in our ownership level of BRI, we deconsolidated this entity

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

1. BASIS OF PRESENTATION (Continued)

from our financial statements as of March 1, 2009, and began to prospectively account for it under the equity method of accounting. See Note 11 "VARIABLE INTEREST ENTITIES," for further discussion.

        MillerCoors follows a monthly reporting calendar. The second quarter and first half of 2009 consisted of the three and six months ended June 30, 2009, respectively.

Use of estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements may be affected.

2. NEW ACCOUNTING PRONOUNCEMENTS

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

Adoption of New Accounting Pronouncements

SFAS No. 141(R) "Business Combinations" and FSP FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"

        In December 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141, "Business Combinations." Under the provisions of SFAS 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FASB Staff Position ("FSP") FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," ("FSP FAS 141(R)-1") amends and clarifies SFAS 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 are effective, on a prospective basis, for all business combinations for which the acquisition date is after the beginning of our fiscal year 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies for which the adoption is retrospective. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on our consolidated financial position and results of operations in the first half of 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 157 "Fair Value Measurements"

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective December 31, 2007, we adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company (see Note 15 "FAIR VALUE MEASUREMENTS," for SFAS 157 disclosures related to financial assets and liabilities). Effective December 29, 2008, we adopted the provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company and these provisions will be applied prospectively for the fair value measurement of non-financial assets and liabilities.

SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements"

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160") and is effective for us beginning in fiscal year 2009. This Statement requires the recognition of a noncontrolling interest (previously referred to as minority interest), as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statement of operations. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R), including procedures associated with the deconsolidation of a subsidiary. As a result, our adoption of SFAS 160 impacted the accounting for the deconsolidation of Brewers' Retail, Inc. ("BRI") in the first quarter of 2009. Changes to noncontrolling interests reflected in total equity during the first half of 2009 resulted from $1.0 million of net earnings, establishment of the non-controlling interest in Cobra Beer Partnership Ltd of $9.6 million, and the effects of deconsolidating BRI ($19.6 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant. See Note 11 "VARIABLE INTEREST ENTITIES" for further discussion. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133"

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133," ("SFAS 161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations, although it did result in additional disclosures. See Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," for further SFAS 161 information and disclosures.

SFAS No. 165 "Subsequent Events"

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

        In accordance with SFAS 165, an entity should apply the requirements to interim and annual financial periods ending after June 15, 2009. The implementation of this standard, effective for our interim financial statements ending June 28, 2009, did not have a material impact on our consolidated financial position and results of operations.

        For the interim financial period ended June 28, 2009, subsequent events were evaluated through August 3, 2009, the date the financial statements were issued.

FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

        In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") which applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The Company retrospectively adopted FSP APB 14-1 on December 29, 2008, which impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013 ("Convertible Senior Notes). Considering interest rates in effect at the time of the Convertible Senior Notes issuance on June 15, 2007, we determined that the historical liability and equity components would have been valued using an effective 6.08% interest rate. As such the amount allocated to the long-term debt at that date is $471.1 million, and the pretax amount allocated to equity is $103.9 million. The retrospective adoption will increase non-cash interest expense by $15.8 million and $8.4 million for the fifty-two weeks ended December 28, 2008 and December 30, 2007, respectively. We are recording additional non-cash interest expense representing the amortization of the debt discount on the Convertible Senior Notes in 2009 through 2013 of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

approximately $16 million to $18 million annually, thereby increasing the carrying value of the long-term debt to $575 million by its maturity date in July 2013.

        During the thirteen weeks ended June 28, 2009 and June 29, 2008, we incurred additional non-cash interest expense of $4.1 million and $3.9 million, respectively. For the twenty-six weeks ended June 28, 2009 and June 29, 2008 the amounts were $8.1 million and $7.8 million, respectively. The additional non-cash interest expense impact (net of tax) to net income per share was a decrease of $0.01 and $0.02 for each of the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, respectively.

        We also incurred interest expense related to the 2.5% coupon rate of $3.6 million for both thirteen week periods ended June 28, 2009 and June 29, 2008. For the twenty-six weeks ended June 28, 2009 and June 29, 2008 the amount was $7.2 million for each period. The combination of non-cash and cash interest resulted in an effective interest rate of 5.34% and 5.25% for the thirteen weeks ended June 28, 2009 and June 29, 2008, respectively. The effective interest rates for the twenty-six weeks ended June 28, 2009 and June 29, 2008 were 5.32% and 5.23%, respectively.

        As of June 28, 2009 and December 28, 2008, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the Convertible Senior Notes. Long-term debt was reduced by the unamortized discount associated with the Convertible Senior Notes of $71.5 million and $79.7 million as of June 28, 2009 and December 28, 2008, respectively.

FASB Staff Position FASB 142-3 "Determination of the Useful Life of Intangible Assets"

        In April 2008, the FASB issued FSP No. FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FASB 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets under SFAS Statement No. 142, "Goodwill and Other Intangible Assets" This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for intangible assets acquired after that date. Early adoption is prohibited. The adoption of FSP No. FASB 142-3 did not have a significant impact on the determination or reporting of our financial results.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have an impact on the determination or reporting of our financial results.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments"

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 effective with our second quarter ended June 28, 2009. See Note 13 "DEBT," Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and Note 15 "FAIR VALUE MEASUREMENTS," for further information and disclosures related to FSP FAS 107-1 and APB 28-1. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the determination or reporting of our financial results.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on the determination or reporting of our financial results.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)"

        In June 2009, the FASB issued SFAS No.167, "Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51"("SFAS 167"), which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not completed our evaluation, but do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162"

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how we reference various elements of U.S. GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operation or cash flows.

3. SEGMENT REPORTING

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

3. SEGMENT REPORTING (Continued)

  United States ("U.S.")

        As discussed in Note 1 "BASIS OF PRESENTATION," effective July 1, 2008, MillerCoors began operations. The results and financial position of our CBC business were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors represents our entire U.S. reporting segment for the thirteen and twenty-six weeks ended June 28, 2009.

        For the thirteen and twenty-six weeks ended June 29, 2008, our U.S. segment consisted of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and Puerto Rico, presented on a consolidated basis.

  United Kingdom ("U.K.")

        The segment includes the production, marketing, and sale of our brands in the U.K. and our royalty arrangements in the Republic of Ireland. During the second quarter of 2009, we purchased a 50.1% ownership of Cobra Beer Partnership, Ltd discussed in Note 11 "VARIABLE INTEREST ENTITIES."

Non-reportable segment and other business activities

  Global Brands and Market Development ("Global Markets") and Corporate

        These results represent our unallocated corporate general and administrative costs, net interest costs associated with financing activities, and results of operations associated with certain global markets, including Mexico, Latin America (other than Puerto Rico), Asia and continental Europe. The asset levels and results of operations from this non-reportable segment and other business activities are not material enough to merit separate disclosure as a reportable segment.

        The following table sets forth net sales by segment (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Canada	$471.0	$532.6	$795.7	$916.2
U.S.(1)	—	841.8	—	1,491.8
U.K.	309.7	367.1	529.1	677.6
Global Markets and Corporate	18.2	15.9	33.1	28.4

Consolidated	$798.9	$1,757.4	$1,357.9	$3,114.0

(1)
As a result of the MillerCoors formation on July 1, 2008, and MCBC's prospective equity accounting for MillerCoors, sales shown above for the thirteen and twenty-six weeks ended June 29, 2008 represent MCBC's former U.S. segment net sales.

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Inter-segment revenues are insignificant and eliminated in consolidation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

3. SEGMENT REPORTING (Continued)

        The following table sets forth income (loss) from continuing operations before income taxes by segment (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Canada	$136.4	$153.9	$186.4	$216.6
U.S.(1)	134.1	35.4	231.2	105.3
U.K.	30.0	18.4	32.6	14.3
Global Markets and Corporate	(65.4)	(84.0)	(136.3)	(170.4)

Consolidated	$235.1	$123.7	$313.9	$165.8

(1)
As a result of the MillerCoors formation on July 1, 2008, MCBC's equity investment in MillerCoors now represents our U.S. operating segment.

        The following table sets forth total assets by segment (in millions):

	As of
	June 28, 2009	December 28, 2008
Canada	$5,812.9	$5,688.1
U.S.	2,557.9	2,418.7
U.K.	2,306.2	2,024.2
Global Markets and Corporate	360.1	247.1
Discontinued operations	9.1	8.5

Total assets	$11,046.2	$10,386.6

4. EQUITY INVESTMENTS

        Effective July 1, 2008, MCBC and SABMiller plc combined the U.S. and Puerto Rico operations of our respective subsidiaries, CBC and Miller. In connection with the closing of the joint venture transaction, each of Molson Coors, CBC, SABMiller and Miller have entered into an Amended and Restated Operating Agreement (the "LLC Operating Agreement"). The LLC Operating Agreement will be the primary operating document governing the joint venture, MillerCoors LLC.

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

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

4. EQUITY INVESTMENTS (Continued)

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

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Any such contributions to MillerCoors are reported by us as cash outflows from investing activities.

        Summarized financial information for MillerCoors is as follows (in millions):

Condensed balance sheet

	As of
	June 30, 2009	December 31, 2008
Current assets	$1,089	$849
Noncurrent assets	8,896	8,853

Total assets	$9,985	$9,702

Current liabilities	$1,079	$1,034
Noncurrent liabilities	1,363	1,412

Total liabilities	2,442	2,446
Shareholders' investment	7,513	7,227
Noncontrolling interests	30	29

Total shareholders' investment	7,543	7,256

Total liabilities and shareholders' investment	$9,985	$9,702

Results of operations

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Net sales	$2,136.7	$3,852.6
Cost of goods sold	(1,302.3)	(2,352.2)

Gross profit	$834.4	$1,500.4
Operating income	$313.4	$527.2
Net income attributable to MillerCoors	$304.9	$510.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

4. EQUITY INVESTMENTS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method (in millions):

		Twenty-six Weeks Ended
	Thirteen Weeks Ended
		June 28, 2009
	June 28, 2009
Net income attributable to MillerCoors	$304.9	$510.9
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	128.1	214.6
Accounting policy elections(1)	—	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	3.9	6.9
Share-based compensation adjustment(3)	2.1	2.4

Equity Income in MillerCoors	$134.1	$231.2

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

    (2)
    MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors and Miller) by approximately $644.2 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded.

    (3)
    The net adjustment is to record all stock-based compensation associated with preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the thirteen weeks ended June 28, 2009, we had $11.2 million and $1.9 million of sales of beer to MillerCoors and purchases of beer from MillerCoors, respectively. For the twenty-six weeks

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

4. EQUITY INVESTMENTS (Continued)

ended June 28, 2009, we had $21.2 million and $4.3 million of sales of beer to MillerCoors and purchases of beer from MillerCoors, respectively.

        For the thirteen weeks ended June 28, 2009, we recorded $2.7 million and $0.4 million of service agreement and other charges to MillerCoors and purchases of service agreement costs from MillerCoors, respectively. For the twenty-six weeks ended June 28, 2009, we had $6.3 million and $0.7 million of service agreement and other charges to MillerCoors and purchases of service agreement costs from MillerCoors, respectively.

        As of June 28, 2009 and December 28, 2008, we had $11.8 million and $20.2 million net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Montreal Canadiens

        Molson Canada owns a 19.9% common ownership interest in the Montreal Canadiens professional hockey club (the "Club"). An independent party owns the controlling 80.1% common ownership interest in the Club. There was an announcement June 20, 2009, that an investment group led by the Molson family had reached an informal agreement to purchase the controlling 80.1% common ownership interest in the Club from the third party owner, as well as the Bell Centre arena in Montreal. Geoffrey Molson, a member of MCBC's board of directors and an employee in our Molson Canada business, and Andrew Molson, Vice Chairman of MCBC's board of directors, are participants in the Molson family's bid to purchase the majority share of the Club. MCBC possesses certain minority shareholder rights that are triggered by any change of control of the Club, regardless of the buyer. If the Molson family bid is successful, any future ownership arrangement would include related party relationships and potentially other changes to our ownership rights of which updated disclosure would be made.

5. SHARE-BASED PAYMENTS

        During the first two quarters of 2009 and 2008, we recognized share-based compensation related to the following Class B common share awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan: restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

5. SHARE-BASED PAYMENTS (Continued)

        The following table summarizes components of the equity-based compensation recorded as expense (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Stock options and SOSARs
Pre-tax compensation expense	$3.6	$5.2	$4.6	$6.8
Tax (benefit)	(1.2)	(1.7)	(1.4)	(2.1)

After-tax compensation expense	$2.4	$3.5	$3.2	$4.7

RSUs and DSUs
Pre-tax compensation expense	$4.0	$3.1	$6.9	$5.7
Tax (benefit)	(1.1)	(1.0)	(1.9)	(1.8)

After-tax compensation expense	$2.9	$2.1	$5.0	$3.9

PUs and PSUs
Pre-tax compensation expense	$0.9	$—	$0.9	$34.4
Tax (benefit)	(0.2)	—	(0.2)	(10.0)

After-tax compensation expense	$0.7	$—	$0.7	$24.4

Total after-tax compensation expense	$6.0	$5.6	$8.9	$33.0

        PUs were granted for the first time during the second quarter of 2009. Participating employees are granted PUs based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of a specified adjusted earnings per share target. Adjusted earnings per share is an internal measure calculated from our actual diluted earnings per share adjusted for special items and other significant benefits or charges as approved by the Company's compensation committee. Upon satisfaction of the vesting requirement, the PU award value is calculated by multiplying the number of PUs granted by actual cumulative adjusted earnings per share over the specific performance period. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing MCBC Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting rights. We are unable to predict the vesting date share price and as a result, have determined that the PUs will be accounted for as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense will arise primarily from changing estimates of adjusted earnings per share. Changes in MCBC Class B common stock prices during the vesting period will not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated award value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service conditions vesting periods range from one to three years.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

5. SHARE-BASED PAYMENTS (Continued)

        During the second quarter of 2009, we granted 2.4 million performance units, all of which were outstanding as of June 28, 2009. The aggregate intrinsic value of performance units outstanding at June 28, 2009 was $15.9 million. Total compensation expense recognized for performance units for the thirteen and twenty-six weeks ended June 28, 2009, totaled $0.9 million.

        PSU awards were granted March 16, 2006 and were earned over the estimated expected term to achieve projected financial targets, which were established at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets associated with the outstanding PSU awards, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008. PSUs were granted at the market value of our stock on the date of the grant. There were no PSU awards outstanding as of June 28, 2009.

        We record the fair value impact related to stock-based compensation for former CBC employees now employed by MillerCoors who hold previously granted MCBC stock-awards on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. The mark-to-market stock-based compensation expense before tax, related to MCBC equity awards, during the thirteen and twenty-six weeks ended June 28, 2009, was $1.3 million.

        For the thirteen weeks ended June 28, 2009, after-tax compensation expense includes a benefit of $0.4 million (pretax $0.6 million) associated with providing an exercise price floor on stock options pursuant to the change in control agreements, which were exercised following the Molson Coors merger. For the twenty-six weeks ended June 28, 2009, this amount was zero. See Note 6 "UNUSUAL OR INFREQUENT ITEMS".

        As of June 28, 2009, there was $45.3 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.9 years. During the twenty-six weeks ended June 28, 2009, cash received from stock option exercises was $13.4 million and the total tax benefit to be realized for the tax deductions from these option exercises was $15.3 million.

        As of June 28, 2009, there were 0.4 million shares of our stock available for the issuance of stock options, SOSARs, LOSARs, RSUs, DSUs, PUs and PSUs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

5. SHARE-BASED PAYMENTS (Continued)

        The following table represents the summary of stock options and SOSARs outstanding at June 28, 2009, and the activity during the first twenty-six weeks of 2009 (in millions, except for per share amounts and years):

	Outstanding options	Weighted-average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 28, 2008	8.6	$35.60	5.22	$95.3
Granted	0.7	$36.20
Exercised	(0.4)	$43.63
Forfeited	(0.4)	$45.23

Outstanding as of June 28, 2009	8.5	$36.20	5.14	$54.5

Excercisable at June 28, 2009	7.2	$34.27	4.29	$60.2

        The total intrinsic value of options exercised during the twenty-six weeks ended June 28, 2009 and June 29, 2008 were $5.2 million and $58.1 million, respectively.

        The fair values of each option and SOSAR granted in the first half of 2009 and 2008, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirteen and Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008
Risk-free interest rate	2.46%	2.85%
Dividend yield	2.28%	1.39%
Volatility range	28.7% - 28.9%	25.3% - 25.5%
Weighted-average volatility	28.88%	25.39%
Expected term (years)	5.0 - 7.0	3.5 - 7.0

        The valuation of stock options is a significant accounting estimate which requires us to use judgments and assumptions that are likely to have a material impact on our financial statements. Annually, we make assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. We estimate our future stock price volatility using the historical volatility over the expected term of the option.

        Our expected term represents the period of time that options granted are expected to be outstanding based on historical option exercise activity and employee post-vesting cancellations within the valuation model. Separate groups of employees with differing historical exercise behavior were segregated for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

5. SHARE-BASED PAYMENTS (Continued)

during the expected term of the options is based on the yield on a U.S. Treasury zero-coupon of comparable duration.

        To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options. Furthermore, historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

        The following table represents non-vested RSUs and DSUs at June 28, 2009, and the activity during the twenty-six weeks of 2009 (In millions, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Non-vested as of December 28, 2008	1.1	$48.06
Granted	0.2	$41.87
Vested	(0.3)	$34.72
Forfeited	—	$52.19

Non-vested as of June 28, 2009	1.0	$49.81

        Total fair values of RSUs and DSUs that vested during the twenty-six weeks ended June 28, 2009, were $10.0 million.

6. UNUSUAL OR INFREQUENT ITEMS

        We have incurred charges or gains that we believe are not indicative of our normal, recurring operations. As such, we have separately classified these costs as special operating items.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

Summary of Special Items

        The table below summarizes special items recorded by program (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Canada—Pension curtailment	$—	$—	$5.3	$—
Canada—Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries	0.9	0.5	3.7	1.9
U.S.—Costs associated with the MillerCoors joint venture	—	21.7	—	37.9
U.S.—Impairment of Molson brands intangible asset	—	50.6	—	50.6
U.S.—Impairment of fixed assets	—	2.6	—	2.6
U.S.—Loss (gain) on sale of distribution business	—	2.4	—	(21.8)
U.K.—Restructuring charge	1.1	3.1	2.0	4.7
U.K.—Costs associated with Cobra Beer partnership	5.7	—	5.7	—
U.K.—Other, including certain exit costs	—	—	—	0.5
Global Markets and Corporate—Costs associated with MillerCoors joint venture	—	11.7	—	17.2
Global Markets and Corporate—Costs associated with outsourcing and other strategic initiatives	—	11.3	0.6	17.6
Global Markets and Corporate—Gain on change in control agreements for Coors executives	(0.6)	—	—	—

Total special items	$7.1	$103.9	$17.3	$111.2

Canada Segment

        During the second quarter of 2009, the Canada segment recognized $0.6 million of restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' 2008 decision to produce Blue Moon products at its breweries in the U.S. The segment also recognized $0.3 million of other costs, including $0.2 million of Edmonton brewery closure costs associated with maintaining and preparing the site for sale, during the second quarter of 2009.

        During the second quarter of 2008, the Canada segment recognized $0.2 million of restructuring costs associated with a company-wide effort to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The Canada segment also recognized $0.3 million of costs associated with maintaining and preparing the closed Edmonton brewery for sale.

        During the first half of 2009, the Canada segment recognized a $5.3 million pension curtailment loss (see Note 16 "PENSION AND OTHER POSTRETIREMENT BENEFITS") and $2.8 million of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' 2008 decision to produce Blue Moon products at its breweries in the U.S. The segment also recognized $0.9 million of Edmonton brewery site preparation closure costs during the first half of 2009. During the first half of 2008, we recognized a charge of $1.7 million related to costs associated with the closure of the Edmonton brewery.

        The following summarizes the activity in the Canada segment restructuring accruals (in millions):

Severance and other employee-related costs
Balance at December 28, 2008	$1.4
Charges incurred	2.8
Payments made	(2.9)
Foreign currency and other adjustments	0.1

Balance at June 28, 2009	$1.4

U.S. Segment

        As discussed in Note 1 "BASIS OF PRESENTATION," effective July 1, 2008, MillerCoors LLC began operations. MCBC's equity income in MillerCoors includes our former U.S. operating segment results, including special items.

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

        During the first quarter of 2008, we sold our Boise, Idaho, beer distributorship for $25.2 million, resulting in a gain of $24.2 million. This gain was partially offset by $16.2 million of costs associated with the MillerCoors joint venture, which primarily consisted of employee retention costs.

        All restructuring liabilities related to the U.S. operating business were assumed by MillerCoors on July 1, 2008.

U.K. Segment

        The U.K. segment recognized $1.1 million and $3.1 million of employee termination costs in the 2009 and 2008 second quarters, respectively. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. During the second quarter of 2009, the U.K. segment recognized $2.5 million and $3.2 million of costs associated with the Cobra Beer Partnership, Ltd. acquisition and employee severance costs related to individuals not retained subsequent to the acquisition, respectively (see Note 11 "VARIABLE INTEREST ENTITIES"). Costs

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

incurred for the twenty-six week periods in each of 2009 and 2008 were associated with the similar cost-saving restructuring efforts and business acquisition costs.

        The following summarizes the activity in the U.K. segment restructuring accruals (in millions):

Severance and other employee-related costs
Balance at December 28, 2008	$2.1
Charges incurred	5.0
Payments made	(2.4)
Foreign currency and other adjustments	0.4

Balance at June 28, 2009	$5.1

Global Markets and Corporate

        During the second quarter of 2008, Global Markets and Corporate recognized costs associated with the formation of MillerCoors of $11.7 million, consisting primarily of outside professional services related to the planning and integration efforts involved in the start-up of MillerCoors. Additionally, in January 2008 we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the thirteen weeks ended June 29, 2008, we incurred $11.3 million of external transition costs associated with this outsourcing initiative. Special items for the second quarter of 2009 include a $0.6 million benefit as a result of reversing the expense recognized in the first quarter of 2009 related to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the merger between Coors and Molson in 2005. This provision in the change in control agreement expires in February 2010.

        During the first half of 2009, we incurred $0.6 million of costs associated with other strategic initiatives. During the first half of 2008, Global Markets and Corporate recognized costs related with the formation of MillerCoors of $17.2 million and incurred $17.6 million of external transition costs associated with our outsourcing initiative.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

7. OTHER INCOME AND EXPENSE

        The table below summarizes other income and expense (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Equity (loss) income of other unconsolidated affiliates, net	$(3.7)	$(2.3)	$(2.1)	$1.2
Losses from foreign exchange and derivatives	(6.3)	(1.9)	(26.9)	(2.8)
Losses on non-operating leases, net	(0.8)	(0.3)	(1.0)	(0.9)
Environmental litigation provisions	(1.0)	—	(1.0)	—
Gains on disposals of non-operating long-lived assets	—	—	—	1.9
Other, net	3.5	(1.5)	4.2	(0.8)

Other expense, net	$(8.3)	$(6.0)	$(26.8)	$(1.4)

        During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer (see Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"). Included in the amount presented in the table above in "Losses from foreign exchange and derivatives," is the $12.9 million and $34.3 million net loss recognized on the fair value of the swap during the thirteen weeks and twenty-six weeks ended June 28, 2009, respectively. The losses are partially offset by realized and unrealized foreign currency gains for the thirteen and twenty-six weeks ended June 28, 2009.

8. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in the entity that comprised our previously-reported Brazil operating segment, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). As discussed in Note 17 "COMMITMENTS AND CONTINGENCIES," we indemnified FEMSA with respect to certain tax contingencies and other liabilities. We have reflected the results of operations, financial position, and cash flows for the former Brazil segment in our financial statements as discontinued operations.

        We recognized an insignificant loss from discontinued operations for the second quarter of 2009 and a loss of $12.4 million in the second quarter of 2008. For the twenty-six weeks ended June 28, 2009 and June 29, 2008, the amounts were $3.9 million and $21.4 million, respectively. The losses for the periods presented were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 17 "COMMITMENTS AND CONTINGENCIES."

9. INCOME TAX

        Our effective tax rate for the second quarter of 2009 was approximately 20%. We anticipate that our 2009 full-year effective tax rate will be in the range of 10% to 14%. Our anticipated full-year rate is lower than our previous guidance due to adjustments in our intercompany financing to reflect recent changes in the global interest-rate environment.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

9. INCOME TAX (Continued)

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

        As of December 28, 2008, we had $229.5 million of unrecognized tax benefits. Since December 28, 2008, unrecognized tax benefits decreased by $26.7 million. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to unrecognized tax benefits during the first and second quarters of 2009. This results in a total unrecognized tax benefit of $202.8 million as of June 28, 2009. During the remainder of 2009, the Company expects to recognize approximately $45 to $55 million of income tax benefit that the Company expects to effectively settle during 2009, consistent with our expected full-year tax rate guidance noted above.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2004 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2005 to 2008 tax years. We expect the examination of the 2005 to 2007 tax years to conclude in late 2009, and we expect the examination of the 2008 tax year to conclude in early 2010. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax year 2005 is currently under examination in Canada and is expected to settle in late 2009. Tax years through 2006 are closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

10. EARNINGS PER SHARE ("EPS")

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, PSUs and DSUs, calculated using the treasury stock method.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS (in millions except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Amounts attributable to MCBC
Income from continuing operations, net of tax	$187.3	$91.8	$266.9	$135.1
Loss from discontinued operations, net of tax	—	(12.4)	(3.9)	(21.4)

Net income attributable to MCBC	$187.3	$79.4	$263.0	$113.7

Weighted average shares for basic EPS	184.2	182.4	184.0	181.7
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	0.9	2.2	0.8	2.1
RSUs, PSUs and DSUs	0.3	1.2	0.4	1.2
Convertible debt conversion	—	0.2	—	—

Weighted average shares for diluted EPS	185.4	186.0	185.2	185.0

Basic income (loss) per share:
Continuting operations attributable to MCBC	$1.02	$0.50	$1.45	$0.75
Discontinued operations attributable to MCBC	—	(0.07)	(0.02)	(0.12)

Net income attributable to MCBC	$1.02	$0.43	$1.43	$0.63

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$1.01	$0.49	$1.44	$0.73
Discontinued operations attributable to MCBC	—	(0.07)	(0.02)	(0.12)

Net income attributable to MCBC	$1.01	$0.42	$1.42	$0.61

Dividends per share	$0.24	$0.20	$0.44	$0.36

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Stock options, SOSARs and RSUs(1)	0.8	0.1	0.9	0.2
PUs—2.4 million units outstanding at June 28, 2009(2)	0.2	—	0.2	—
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(3)	10.5	10.3	10.5	10.5
Warrants to issue Class B common shares(3)	10.5	10.5	10.5	10.5

	22.0	20.9	22.1	21.2

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
All necessary performance conditions required to be satisfied were not met during 2009.

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

        Effective December 29, 2008, we adopted FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities", ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares; therefore the adoption had no impact to our financial statements or earnings per share calculation.

11. VARIABLE INTEREST ENTITIES

Brewers' Retail Inc.

        Brewers' Retail, Inc. (BRI) is a beer distribution and retail network for the Ontario region of Canada, owned by Molson, Labatt and Sleeman brewers. BRI is a variable interest entity, and operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring frequent evaluations as to primary

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

11. VARIABLE INTEREST ENTITIES (Continued)

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

Cobra Beer Partnership, Ltd

        During the second quarter of 2009, MCBC-UK purchased 50.1% of Cobra Beer Partnership, Ltd (CBPL), which owns the United Kingdom and world-wide rights to the Cobra beer brand (with the exception of the Indian sub-continent area). The addition of the Cobra beer brands broaden our speciality beer portfolio and provides access to additional ethnic restaurants in the U.K. MCBC-UK paid GBP £12.0 million (USD $19.6 million) for its controlling 50.1% interest in CBPL, and incurred a GBP £2.0 million (USD $3.2 million) charge for employee termination costs after the completion of the acquisition. The non-controlling interest is held by the founder of the Cobra beer brand. The acquisition resulted in the recognition goodwill of $7.3 million and other intangible assets of $20.8 million. We consolidate the results and financial position of CBPL, and it is reported within our U.K. operating segment. We have not presented pro forma information as the acquisition of CBPL is not material to our results of operations or financial position.

12. GOODWILL AND INTANGIBLE ASSETS

        The following summarizes the change in goodwill for the twenty-six weeks ended June 28, 2009 (in millions):

Balance at December 28, 2008	$1,298.0
Business acquisition	7.3
Foreign currency translation	126.5

Balance at June 28, 2009	$1,431.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

12. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following summarizes goodwill allocated between our reportable segments as follows (in millions):

	As of
	June 28, 2009	December 28, 2008
Canada	$651.5	$614.8
U.K.	780.3	683.2

Consolidated	$1,431.8	$1,298.0

        The following table presents details of our intangible assets, other than goodwill, as of June 28, 2009 (in millions):

	Useful life	Gross	Accumulated amortization	Net
	(Years)
Intangible assets subject to amortization:
Brands	2 - 40	$282.5	$(127.4)	$155.1
Distribution rights	2 - 21	308.6	(169.3)	139.3
Patents and technology, distribution channels and customer relationships	3 - 8	37.1	(21.3)	15.8
Intangible assets not subject to amortization:
Brands	Indefinite	2,982.9	—	2,982.9
Distribution networks	Indefinite	877.8	—	877.8
Other	Indefinite	15.5	—	15.5

Total		$4,504.4	$(318.0)	$4,186.4

        The following table presents details of our intangible assets, other than goodwill, as of December 28, 2008 (in millions):

	Useful life	Gross	Accumulated amortization	Net
	(Years)
Intangible assets subject to amortization:
Brands	3 - 35	$247.1	$(107.9)	$139.2
Distribution rights	2 - 23	289.0	(149.4)	139.6
Patents and technology and distribution
channels	3 - 10	25.8	(17.6)	8.2
Intangible assets not subject to amortization:
Brands	Indefinite	2,790.8	—	2,790.8
Distribution networks	Indefinite	827.9	—	827.9
Other	Indefinite	17.7	—	17.7

Total		$4,198.3	$(274.9)	$3,923.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

12. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The incremental change in the gross carrying amounts of intangibles from December 28, 2008 to June 28, 2009, is primarily due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies and the impact of the 50.1% purchase of CBPL.

        Based on foreign exchange rates as of June 28, 2009, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years (in millions):

Amount
2009—remaining	$20.5
2010	$41.1
2011	$39.9
2012	$28.4
2013	$27.9

        Amortization expense of intangible assets was $9.7 million and $19.0 million for the thirteen and twenty-six weeks ended June 28, 2009, and $11.5 million and $23.0 million for the thirteen and twenty-six weeks ended June 29, 2008, respectively.

13. DEBT

        The table below summarizes total debt (in millions):

	As of
	June 28, 2009	December 28, 2008
Senior notes:
U.S. $45.5 million 6.375% due 2012	$45.4	$45.5
U.S. $300 million 4.85% due 2010	300.0	300.0
CAD $900 million 5% due 2015	779.8	735.3
U.S. $575 million Convertible debt 2.5% due 2013(1)	503.5	495.3
Other notes payable issued by:
BRI joint venture CAD $220 million 7.5% due 2011(2)	—	176.0

Total long-term debt (including current portion)	1,628.7	1,752.1
Less: current portion of long-term debt	(0.1)	(0.1)

Total long-term debt	$1,628.6	$1,752.0

Total fair value	$1,771.7	$1,817.5

(1)
See Note 2 "NEW ACCOUNTING PRONOUNCEMENTS," for further discussion regarding adoption of FSP APB 14-1.

(2)
In the first quarter of 2009, we deconsolidated BRI and now use equity method accounting regarding this entity, refer to Note 11 "VARIABLE INTEREST ENTITIES" for further discussion.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Overview and Risk Management Policies

        As a part of our ongoing business operations, we are exposed to fluctuations in interest rates, foreign currency exchange rates, commodity prices and production and packaging materials costs. We have established policies and procedures that govern the risk management of these exposures. As a part of our overall risk management strategy, we use derivatives in the normal course of business to manage our exposure to fluctuations in certain commodities, production inputs, packaging material prices, interest rates, foreign currency exchange rates, and for other strategic purposes related to our core business.

        Our primary objective in managing these exposures is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices. To achieve this objective, we enter into a variety of financial derivatives, including foreign currency forward contracts, commodity swaps, commodity forward contracts, interest rate swaps, and cross currency swaps, the values of which change in the opposite direction of the anticipated future cash flows. By policy, all of our financial derivatives are over-the-counter ("OTC") swap agreements entered into with highly-rated financial institutions.

        We also enter into physical hedging agreements directly with our suppliers, as a part of our risk management strategy, as an added instrument to manage our exposure to certain commodities. We have concluded that some of these contracts are derivatives and have elected the 'Normal Purchase Normal Sales' ("NPNS") exemption on certain of these physical hedging derivative contracts. See 'Derivative Accounting Policies' section below for additional information.

        In addition to entering into derivatives as a part of our risk management strategy, we occasionally transact derivatives for other strategic purposes. At June 28, 2009, we held cash settled total return swaps.

Counterparty Risk

        While, by policy, the counterparties for any of the financial derivatives we enter into are major financial institutions with investment grade credit ratings of at least A- (Standard & Poor's), A3 (Moody's) or better, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Standards 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, incorporating FASB Statements 137, 138 and 149" ("SFAS 133").

        We have also elected the NPNS exemption for certain contracts, which require physical delivery of commodities. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery months. As these contracts have been elected as NPNS, they are not carried on the balance sheet at fair value.

        The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as defined in SFAS 133. As of June 28, 2009, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting.

Hedge Accounting Policies

        We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. We also formally assess both at the hedge's inception and on an ongoing basis, specifically whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

        When we discontinue hedge accounting prospectively, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the existing gain or loss on the derivative remains in accumulated other comprehensive income ("AOCI") and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in accumulated other comprehensive income are recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current period earnings.

Presentation

        Derivatives are recognized on the balance sheet at their fair value. See our discussion regarding fair value measurements in Note 15 "FAIR VALUE MEASUREMENTS." The fair values of our derivatives include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. These adjustments resulted in a $6 million net increase as of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

June 28, 2009 to other comprehensive income ("OCI"), as the fair value of these derivatives was in a net liability position. This represents a $1 million net decrease year to date, as these adjustments resulted in a $7 million net increase to OCI as of December 28, 2008.

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

        We record realized gains and losses from derivative instruments to the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated as either a cash flow hedge or fair value hedge are recorded directly in earnings each period and are recorded to the same financial statement line item as the associated realized (cash settled) gains and losses.

        Changes in fair values (to the extent of hedge effectiveness) of outstanding cash flow hedges are recorded in OCI, until earnings are affected by the variability of cash flows of the underlying hedged transaction. In most cases, amounts recorded in OCI will be released to earnings at maturity of the related derivative. The recognition of effective hedge results in the condensed consolidated statement of income offsets the gains or losses on the underlying exposure. Any ineffectiveness is recorded directly into earnings each period.

Significant Derivative/Hedge Positions

Cross Currency Swaps

        Simultaneous with the September 22, 2005, U.S. private placement, we entered into a cross currency swap transaction for the entire USD $300.0 million issue amount and for the same maturity of September 2010. In this transaction we exchanged our USD $300.0 million for a CAD $355.5 million obligation with a third party. The swaps also call for an exchange of fixed CAD interest payments for fixed USD interest receipts. There was an exchange of principal at the inception of this transaction, and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Changes in the value of the transaction due to foreign exchange are recorded in earnings and are offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates are recorded to OCI.

        On April 10, 2007, we entered into several cross currency swaps that mature in May 2012 to hedge the foreign currency impact of intercompany GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

interest and principal payments on the intercompany loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP £530 million (CAD $1.2 billion at inception). The swaps also call for an exchange of fixed GBP interest receipts for fixed CAD interest payments. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future CAD interest and principal payments that results from changes in the GBP to CAD exchange rates on an intercompany loan between our U.K. and Corporate segments.

        As of June 28, 2009, we are also a party to other cross currency swaps totaling GBP £530 million (USD $774 million at inception). The swaps included an initial exchange of principal and will require final principal exchange in May 2012. The swaps call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to our counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our U.K. and Corporate segments.

Forward Starting Interest Rate Swaps

        In order to manage our exposure to the volatility of the interest rates associated with the future interest payments on a forecasted debt refinance, we have transacted forward starting interest rate swap contracts during the period. These swaps have a total notional value of CAD $200 million with an average fixed rate of 3.3%. These forward starting interest rate swap contracts have an effective date starting in 2010 and have a termination date in 2017, mirroring the term of the forecasted debt issuance. Under these agreements we are required to early terminate these swaps in 2010, at the time we expect to issue the forecasted debt. We have designated these contracts as a cash flow hedge on a portion of the interest payments on a future forecasted debt issuance.

Foreign Currency Forwards

        As of period end, we had financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. MCBC uses foreign currency forward contracts to hedge these future forecasted transactions with up to a thirty-six month horizon.

Commodity Swaps

        As of period end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. The contracts have been designated as cash flow hedges of these forecasted transactions, a portion of our Canadian natural gas purchases. The fair value of these swaps depends upon the market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases for up to twenty-four months out.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Total Return Swaps

        In 2008, we entered into a series of cash settled total return swaps. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. MCBC is not applying hedge accounting to these swaps, which are, therefore, marked-to-market each period. All unrealized gains and losses related to these swaps are recorded directly to the income statement and are classified as other income (expense) in Global Markets and Corporate.

        Under the initial agreements, these total return swaps were scheduled to mature this year. However, during the second quarter of this year we amended these total return swap agreements with our counterparty to extend the maturity date by one year. As such, the current swaps are contracted to settle in 2010.

Liquidity Risk

        Given that the fair value of our derivative instruments are based upon market rates and prices and that the volatility of these rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy, we are exposed to liquidity risks related to these contracts. We cash settle the fair value of each contract upon settlement with our counterparties. The settlement values of our contracts could differ significantly from the current fair values. As such, we are exposed to liquidity risk related to unfavorable changes in the fair value of our derivative contracts.

        We may be forced to cash settle all or a portion of our derivative contracts before the expected settlement date upon occurrence of certain contractual triggers including a change of control termination event, a default event including a downgrade to "below investment" grade by Moody's or Standard and Poor's, or other breach of agreement event. This could have a negative impact on our cash position. For derivative contracts that we have designated as hedging instruments, early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the forecasted transaction or firm commitment. We may also decide to cash settle all or a portion of our derivative contracts before the expected settlement date through negotiations with our counterparties, which could also potentially impact our liquidity.

        Due to the nature of agreements with our counterparties, we are not allowed to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts at fair value, without the benefit of netting the fair value of any in-the-money positions against this exposure.

Collateral

        For the majority of our derivative transactions, we do not receive and are not required to post collateral unless a change of control event has occurred. This termination event would give either party the right to early-terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is "materially weaker" than that of such party.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        We may be required to post collateral with our counterparty if our total return swaps are in an out-of-the-money position. If our credit ratings with Moody's and Standard and Poor's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for the portion of the out-of-the-money liability exceeding a pre-established threshold. If our credit ratings fall below investment grade with both ratings services, we must post collateral for the entire out-of-the-money liability. As of June 28, 2009, we have posted $4 million as collateral to our counterparty, related to the portion of out-of-the-money liability exceeding the pre-established threshold.

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of June 28, 2009 and for the thirteen and twenty-six weeks ended June 28, 2009.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of June 28, 2009
	Asset derivatives			Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 2,051.7	Other current assets	$—	Accrued expenses	$(6.5)
		Other assets	—	Long term derivative liability	(273.1)
Forward starting interest rate swaps	USD 173.5	Other assets	5.8	Long term derivative liability	—
Foreign currency forwards	USD 343.9	Other current assets	17.0	Accrued expenses	(1.6)
		Other assets	8.9	Long term derivative liability	(2.8)
Commodity swaps	Gigajoules 1.0	Other current assets	—	Accrued expenses	(1.8)
		Other assets	0.1	Long term derivative liability	(0.1)

Total derivatives designated as hedging instruments under SFAS 133			$31.8		$(285.9)

Derivatives not designated as hedging instruments:
Total return swap	AUD 496.5	Other assets	$—	Long term derivative liability	$(34.6)
Diesel	Liters 1.5	Other current assets	—	Accrued expenses	(0.3)

Total derivatives not designated as hedging instruments under SFAS 133			$—		$(34.9)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended June 28, 2009
Derivatives in SFAS 133 cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$2.7	Other income (expense), net	$(140.3)	Other income (expense), net	$—
		Interest expense, net	(1.1)	Interest expense, net	—
Forward starting interest rate swaps	5.8	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(29.9)	Other income (expense), net	2.5	Other income (expense), net	—
		Cost of goods sold	5.2	Cost of goods sold	—
		General and administrative expenses	(0.1)	General and administrative expenses	—
Commodity swaps	1.0	Cost of goods sold	(1.0)	Cost of goods sold	—

Total	$(20.4)		$(134.8)		$—

Note:    Amounts recognized in AOCI are gross of taxes

For the Twenty-Six Weeks Ended June 28, 2009
Derivatives in SFAS 133 cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$(3.2)	Other income (expense), net	$(121.6)	Other income (expense), net	$—
		Interest expense, net	(1.3)	Interest expense, net	—
Forward starting interest rate swaps	5.8	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(32.1)	Other income (expense), net	5.2	Other income (expense), net	—
		Cost of goods sold	10.5	Cost of goods sold	—
		General and administrative expenses	(0.1)	General and administrative expenses	—
Commodity swaps	—	Cost of goods sold	(1.7)	Cost of goods sold	—

Total	$(29.5)		$(109.0)		$—

Note:    Amounts recognized in AOCI are gross of taxes

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the period we recorded no significant ineffectiveness related to these cash flow hedges.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Other Derivatives (in millions)

For the Thirteen Weeks Ended June 28, 2009
Derivatives not In SFAS 133 hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$(12.9)
Physical commodity contracts	Cost of goods sold	(0.2)

		$(13.1)

For the Twenty-Six Weeks Ended June 28, 2009
Derivatives not In SFAS 133 hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$(34.3)
Physical commodity contracts	Cost of goods sold	(1.0)

		$(35.3)

15. FAIR VALUE MEASUREMENTS

        The table below summarizes our assets and liabilities that were measured at fair value as of June 28, 2009, except as discussed below. Derivative liabilities are financial instruments measured at fair value on a recurring basis, and the principles of SFAS 157 were applied to their balances during the first phase of adoption in 2008.

        The guarantees related to indemnity obligation incurred upon the sale of the Kaiser business in Brazil to FEMSA are discussed in more detail in Note 17 "COMMITMENTS AND CONTINGENCIES." Certain of those indemnity obligations are considered to be probable losses and are carried at the best estimate of the loss ($120.6 million as of June 28, 2009), as opposed to fair value. The remainder of the Kaiser indemnity obligations ($24.0 million as of June 28, 2009) are less than probable and the reserve is an estimate of the fair value of our obligation to stand ready to perform under the guarantees. It is these fair value reserves that are shown below as utilizing Level 3 inputs.

        The guarantee related to BRI's debt obligation was recorded during the first quarter of 2009 upon the deconsolidation of and initiation of equity method accounting for BRI. See Note 11 "VARIABLE INTEREST ENTITIES," for a discussion of the deconsolidation of BRI and associated fair value measurements.

        SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

15. FAIR VALUE MEASUREMENTS (Continued)

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

        The following presents our assets and liabilities that are measured at fair value based on a recurring and non-recurring basis (in millions):

		Fair Vaue Measurements at June 28, 2009 Using
	Total carrying value at June 28, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives liabilities, net	$(289.0)	$—	$(289.0)	$—
Guarantee—Kaiser indemnity obligation(1)	(24.0)	—	—	(24.0)
Guarantee—BRI debt obligations(1)(2)	(82.4)	—	—	(82.4)
Equity Investment—BRI(1)(3)	(17.6)	—	—	(17.6)

Total	$(413.0)	$—	$(289.0)	$(124.0)

(1)
Non-financial assets and liabilities for which the fair value provisions were applied during the first quarter of 2009.

(2)
Represents MCBC's proportionate share of BRI's debt obligations, adjusted for the risk of our non-performance.

(3)
Represents our proportionate to fund the operations of BRI.

        See Note 8 "DISCONTINUED OPERATIONS," and Note 17 "COMMITMENTS AND CONTINGENCIES," for further discussion related to Kaiser indemnity obligations and Note 11 "VARIABLE INTEREST ENTITIES," for further discussion related to BRI.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

15. FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes items that are valued using significant unobservable inputs (Level 3) (in millions):

Rollforward of Derivative liabilities, net
Balance at December 28, 2008	$10.5
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Transfers in/out of Level 3	(10.5)

Balance at June 28, 2009	$—

        The carrying amounts of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates, adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities), sees Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Assuming current market rates for similar instruments, the fair value of long-term debt is presented in Note 13 "DEBT."

16. PENSION AND OTHER POSTRETIREMENT BENEFITS

        We sponsor defined benefit retirement plans in Canada, the United Kingdom and the United States. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. On July 1, 2008, substantially all of the defined benefit and other postretirement benefit plans, post-employment benefit obligations and related plan assets in the United States were transferred to MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The net periodic pension costs under retirement plans and other postretirement benefits were as follows (in millions):

	Thirteen Weeks Ended June 28, 2009
	Canada plans	U.S. plans	U.K. plans	Consolidated
Defined Benefit Plans
Service cost	$3.3	$—	$1.1	$4.4
Interest cost	15.8	0.1	26.5	42.4
Expected return on plan assets	(15.5)	—	(30.1)	(45.6)
Amortization of prior service cost	0.1	—	—	0.1
Amortization of net actuarial loss	—	0.2	—	0.2
Less expected participant contributions	(0.5)	—	(0.1)	(0.6)

Net periodic pension cost (benefit)	$3.2	$0.3	$(2.6)	$0.9

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$—	$—	$0.5
Interest cost on projected benefit obligation	2.1	—	—	2.1
Amortization of prior service benefit	(0.6)	—	—	(0.6)
Amortization of net actuarial gain	(0.2)	—	—	(0.2)

Net periodic postretirement benefit cost	$1.8	$—	$—	$1.8

	Thirteen Weeks Ended June 29, 2008
	Canada plans	U.S. plans	U.K. plans	Consolidated
Defined Benefit Plans
Service cost	$8.3	$4.2	$7.0	$19.5
Interest cost	24.4	15.0	33.8	73.2
Expected return on plan assets	(31.1)	(17.6)	(39.7)	(88.4)
Administrative expenses	0.6	0.3	1.3	2.2
Amortization of prior service cost (benefit)	0.4	(0.1)	(0.5)	(0.2)
Amortization of net actuarial loss	—	2.0	0.3	2.3
Less expected participant contributions	(0.7)	—	(1.2)	(1.9)

Net periodic pension cost	$1.9	$3.8	$1.0	$6.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.4	$0.6	$—	$3.0
Interest cost on projected benefit obligation	4.1	2.4	—	6.5
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net actuarial loss	0.1	1.0	—	1.1

Net periodic postretirement benefit cost	$6.6	$4.1	$—	$10.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Twenty-Six Weeks Ended June 28, 2009
	Canada plans	U.S. plans	U.K. plans	Consolidated
Defined Benefit Plans
Service cost	$7.8	$—	$2.2	$10.0
Interest cost	35.4	0.2	51.2	86.8
Expected return on plan assets	(34.6)	—	(58.2)	(92.8)
Amortization of prior service cost	0.5	—	—	0.5
Amortization of net actuarial loss	0.1	0.4	—	0.5
Curtailment loss	5.3	—	—	5.3
Less expected participant contributions	(0.9)	—	(0.2)	(1.1)

Net periodic pension cost (benefit)	$13.6	$0.6	$(5.0)	$9.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.7	$—	$—	$1.7
Interest cost on projected benefit obligation	4.8	0.1	—	4.9
Amortization of prior service benefit	(1.0)	—	—	(1.0)
Amortization of net actuarial gain	(0.4)	—	—	(0.4)

Net periodic postretirement benefit cost	$5.1	$0.1	$—	$5.2

	Twenty-Six Weeks Ended June 29, 2008
	Canada plans	U.S. plans	U.K. plans	Consolidated
Defined Benefit Plans
Service cost	$16.7	$8.3	$14.1	$39.1
Interest cost	48.9	29.9	67.7	146.5
Expected return on plan assets	(62.4)	(35.1)	(79.5)	(177.0)
Administrative expenses	1.3	0.6	2.5	4.4
Amortization of prior service cost (benefit)	0.8	(0.2)	(1.0)	(0.4)
Amortization of net actuarial loss	—	4.1	0.5	4.6
Less expected participant contributions	(1.4)	—	(2.3)	(3.7)

Net periodic pension cost	$3.9	$7.6	$2.0	$13.5

Other Postretirement Benefits
Service cost—benefits earned during the period	$4.9	$1.2	$—	$6.1
Interest cost on projected benefit obligation	8.1	4.7	—	12.8
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net actuarial loss	0.3	2.1	—	2.4

Net periodic postretirement benefit cost	$13.3	$8.2	$—	$21.5

        During the first quarter of 2009, our Canada segment finalized a plan to reduce headcount at our brewery in Montreal, and the final plan was agreed to with the employee labor union. The reduction in workforce stemmed from MillerCoors' decision to brew and package Blue Moon products at its facilities in the U.S. This workforce reduction resulted in a curtailment of pension benefits during the first quarter of 2009. The plan remeasurement resulted in a decrease to projected benefit obligations of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

$2.6 million, reflected as an increase to other comprehensive income. The curtailment of pension benefits resulted in an increase to the projected benefit obligation of $5.3 million, reflected as a curtailment loss on the income statement, classified in Special Items, net. See Note 6 "UNUSUAL OR INFREQUENT ITEMS" for additional information.

        Also during the first quarter of 2009, our Canada segment decided to amend certain postretirement benefits, specifically benefits entitling retirees to free beer. The combined impact to the projected benefit obligation of the benefit reduction and the plan remeasurement was a decrease of $15.3 million, all of which was applied as an increase to other comprehensive income. This prior service benefit will be amortized as a reduction to postretirement benefit expense over approximately six years.

        See Note 11 "VARIABLE INTEREST ENTITIES" for a discussion of the deconsolidation of BRI during the first quarter of 2009, which reduced the carrying values of pension and postretirement benefits on the condensed consolidated balance sheet.

        During the second quarter of 2009, employer contributions paid to the defined benefit plans were $10.4 million and $2.1 million for Canada and U.K. plans, respectively. Contributions paid to the defined benefit plans for the first half of 2009 were $24.2 million and $7.6 million for the Canada and U.K. plans, respectively. Expected total fiscal year 2009 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $55.4 million.

17. COMMITMENTS AND CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 8 "DISCONTINUED OPERATIONS," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

        We provided a full indemnity for any losses Kaiser may incur, including legal fees and other costs, with respect to tax claims associated with certain purchased tax credits, which are generally classified into two categories. The maximum potential claims amount for the first category, including estimated accumulated legal penalties and interest, was $385.1 million as of June 28, 2009. A portion of these indemnity obligations are considered probable losses recorded as current liabilities in the amount of $122.6 million as of June 28, 2009. Additionally, our estimate of the fair value of the indemnity liability associated with the balance of this group of purchased tax credits recorded as of June 28, 2009 was $4.4 million, which was classified as a current liability. The maximum potential claims amount for the second category of purchased tax credits, which we believe present far less risk, was $228.6 million as of June 28, 2009. This category generally consists of cases in which Kaiser has received favorable rulings, but continues to manage formalities of the Brazilian legal system to bring such rulings to their final conclusion. We have recorded a fair value estimate of the indemnity liability associated with this second group of purchased tax credits in an amount of $9.0 million as of June 28, 2009, classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. Our indemnity obligations related to previously purchased tax credits increased by $15.2 million during the first half of 2009, primarily due to the impact of foreign exchange, but also due to changes in estimates regarding amounts that could be paid.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded or disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability weighted potential cash outflows associated with indemnity provisions, but also probability weighted cash inflows that could result from favorable settlements resulting from negotiation or settlement programs that might arise from the federal or state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $8.6 million as of June 28, 2009, $0.6 million of which is classified as a current liability and $8.0 million of which is classified as non-current. These liabilities decreased by $3.8 million during the first half of 2009.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. Indemnity obligations related to purchased tax credits must be paid by us upon notification of FEMSA's settlement with local jurisdictions. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have resulted in the past and could result in the future. These liabilities are denominated in Brazilian reais and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations. During the quarter, the Brazilian government enacted a tax amnesty. The amnesty has not changed our assessment of the merits of the underlying tax disputes. The amnesty may, however, make it more attractive for FEMSA to resolve certain liabilities through settlement rather than continued litigation. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases are now considered probable losses under the indemnities, and have been classified as current liabilities to reflect our estimates of the timing of potential resolution. These amounts were previously classified as non-current. We are in discussions with FEMSA regarding its potential participation in the amnesty. We can make no assurances regarding the outcome of those discussions.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 28, 2008, through June 28, 2009 (in millions):

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
Balance at December 28, 2008	$120.8	$12.4	$133.2
Changes in estimates	(11.0)	(6.4)	(17.4)
Foreign exchange impact	26.2	2.6	28.8

Balance at June 28, 2009	$136.0	$8.6	$144.6

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

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Quebec, and Ontario to settle all such claims on a worldwide basis, except in one case discussed below. Pursuant to the settlement, the Company would pay a total of $6.0 million, which amounts would be paid by the Company's insurance carrier. During the second quarter of 2009, the settlement agreements were approved by all pertinent courts, and the time for appeal has run, resulting in the final resolution of these cases. A related case which sought to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans has been settled for an immaterial amount and was covered by insurance.

        MCBC-UK replaced a bonus plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against MCBC-UK with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against MCBC-UK. MCBC-UK appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. MCBC-UK appealed the employment appeal tribunal's judgment. In January 2007, the appeals court ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed in Birmingham County Court during the third quarter of 2008. A trial date is set for October 2009. MCBC-UK will defend the claims vigorously. If MCBC-UK were held to be liable to the claimants, the amounts of the liability would be

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss would be higher.

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

Lowry

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

  •
  a 2.5% inflation rate for future costs; and

  •
  certain operations and maintenance costs were discounted using a 2.94% risk-free rate of return.

        Based on these assumptions, the present value and gross amount of the costs at June 28, 2009, are approximately $3.8 million and $5.2 million, respectively. Accordingly, we believe that the existing liability is adequate as of June 28, 2009. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In April 2009, we received a written notice relating to the Lowry site, that the State of Colorado intends to seek compensation from MCBC and other parties to recover for natural resources damages. The State of Colorado has informally asserted total damages of up to $10 million. However, the Company is potentially liable for only a portion of those damages. The Company will defend any such claims vigorously.

Other

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

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Barry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. As of June 28, 2009 and December 28, 2008, we have accrued an estimated liability in the amount of $4.1 million and $3.9 million, respectively.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

18. COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of comprehensive income (loss) (in millions):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$187.8	$84.8	$264.0	$124.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	485.7	54.4	413.3	(145.3)
Currency effect on pension liability, net of tax	(45.7)	(0.7)	(38.0)	1.8
Amortization of net prior service costs and net actuarial losses, net of tax	(0.6)	2.7	11.9	4.9
Unrealized (loss) gain on derivative instruments, net of tax	(9.5)	(12.1)	(1.3)	17.5
Realized loss reclassed to net income on derivative instruments, net of tax	(5.4)	(1.7)	(19.9)	(0.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income, net of tax(1)	21.7	—	17.9	—

Total other comprehensive income (loss), net of tax	446.2	42.6	383.9	(122.0)

Comprehensive income	634.0	127.4	647.9	2.5
Comprehensive income attributable to the noncontrolling interest	(0.5)	(5.5)	(1.0)	(11.0)

Comprehensive income (loss) attributable to MCBC	$633.5	$121.9	$646.9	$(8.5)

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, reported net of our effective tax rate.

19. SUPPLEMENTAL GUARANTOR INFORMATION

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

        On May 7, 2002, the 2002 Issuer completed a public offering of $850.0 million principal amount of 6.375% Senior notes due 2012. During the first quarter of 2008, $180.4 million of the Senior notes was extinguished by using existing cash resources. During the third quarter of 2007, $625.0 million of the Senior notes was extinguished by the proceeds received from the 2.5% Convertible Senior Notes issued June 15, 2007 and cash on hand. The remaining outstanding Senior notes are guaranteed on a senior

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 28, 2009, and June 29, 2008; Condensed Consolidating Balance Sheets as of June 28, 2009, and December 28, 2008; and Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 28, 2009 and June 29, 2008. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC, which is the Parent Guarantor and 2007 Issuer, and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which former Molson shareholders received in the Merger.

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2009

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$13.7	$—	$600.3	$546.4	$—	$1,160.4
Excise taxes	—	—	—	(142.2)	(219.3)	—	(361.5)

Net sales	—	13.7	—	458.1	327.1	—	798.9
Cost of goods sold	—	(13.2)	—	(220.9)	(198.5)	—	(432.6)
Equity in subsidiary earnings	(223.9)	209.4	45.0	—	—	(30.5)	—

Gross (loss) profit	(223.9)	209.9	45.0	237.2	128.6	(30.5)	366.3
Marketing, general and administrative expenses	(27.1)	(9.2)	—	(102.8)	(90.9)	—	(230.0)
Special items, net	0.6	—	—	(0.9)	(6.8)	—	(7.1)
Equity income in MillerCoors	—	134.1	—	—	—	—	134.1

Operating (loss) income	(250.4)	334.8	45.0	133.5	30.9	(30.5)	263.3
Interest (expense) income, net	(8.1)	(0.9)	(13.1)	(0.4)	2.6	—	(19.9)
Other (expense) income, net	(12.1)	5.7	—	1.2	(3.1)	—	(8.3)

(Loss) income from continuing operations before income taxes	(270.6)	339.6	31.9	134.3	30.4	(30.5)	235.1
Income tax benefit (expense)	457.9	(606.9)	339.3	(132.0)	(105.6)	—	(47.3)

Income (loss) from continuing operations	187.3	(267.3)	371.2	2.3	(75.2)	(30.5)	187.8
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income (loss)	187.3	(267.3)	371.2	2.3	(75.2)	(30.5)	187.8
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to MCBC	$187.3	$(267.3)	$371.2	$2.3	$(75.7)	$(30.5)	$187.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$968.5	$—	$692.1	$698.8	$—	$2,359.4
Excise taxes	—	(128.4)	—	(161.4)	(312.2)	—	(602.0)

Net sales	—	840.1	—	530.7	386.6	—	1,757.4
Cost of goods sold	—	(523.0)	—	(260.4)	(250.2)	—	(1,033.6)
Equity in subsidiary earnings	94.5	107.9	138.2	—	—	(340.6)	—

Gross profit	94.5	425.0	138.2	270.3	136.4	(340.6)	723.8
Marketing, general and administrative expenses	(19.7)	(220.3)	—	(122.3)	(100.9)	—	(463.2)
Special items, net	(23.1)	(26.7)	—	(51.0)	(3.1)	—	(103.9)

Operating income	51.7	178.0	138.2	97.0	32.4	(340.6)	156.7
Interest (expense) income, net	(7.6)	(4.8)	(15.2)	1.0	(0.4)	—	(27.0)
Other expense, net	(0.1)	(3.1)	—	(0.3)	(2.5)	—	(6.0)

Income from continuing operations before income taxes	44.0	170.1	123.0	97.7	29.5	(340.6)	123.7
Income tax benefit (expense)	35.4	(213.3)	83.5	56.4	11.5	—	(26.5)

Income (loss) from continuing operations	79.4	(43.2)	206.5	154.1	41.0	(340.6)	97.2
Loss from discontinued operations, net of tax	—	—	—	—	(12.4)	—	(12.4)

Net income (loss)	79.4	(43.2)	206.5	154.1	28.6	(340.6)	84.8
Less: Net income attributable to noncontrolling interests	—	—	—	—	(5.4)	—	(5.4)

Net income (loss) attributable to MCBC	$79.4	$(43.2)	$206.5	$154.1	$23.2	$(340.6)	$79.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2009

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$26.7	$—	$1,009.7	$948.2	$—	$1,984.6
Excise taxes	—	—	—	(238.4)	(388.3)	—	(626.7)

Net sales	—	26.7	—	771.3	559.9	—	1,357.9
Cost of goods sold	—	(25.3)	—	(398.6)	(354.8)	—	(778.7)
Equity in subsidiary earnings	76.0	103.3	231.1	—	—	(410.4)	—

Gross profit	76.0	104.7	231.1	372.7	205.1	(410.4)	579.2
Marketing, general and administrative expenses	(42.8)	(20.9)	—	(188.6)	(160.3)	—	(412.6)
Special items, net	(0.6)	—	—	(9.0)	(7.7)	—	(17.3)
Equity income in MillerCoors	—	231.2	—	—	—	—	231.2

Operating income	32.6	315.0	231.1	175.1	37.1	(410.4)	380.5
Interest (expense) income, net	(16.3)	(1.0)	(25.7)	(0.5)	3.7	—	(39.8)
Other (expense) income, net	(33.8)	8.1	—	1.0	(2.1)	—	(26.8)

(Loss) income from continuing operations before income taxes	(17.5)	322.1	205.4	175.6	38.7	(410.4)	313.9
Income tax benefit (expense)	280.5	(475.8)	198.8	(74.3)	24.8	—	(46.0)

Income (loss) from continuing operations	263.0	(153.7)	404.2	101.3	63.5	(410.4)	267.9
Loss from discontinued operations, net of tax	—	—	—	—	(3.9)	—	(3.9)

Net income (loss)	263.0	(153.7)	404.2	101.3	59.6	(410.4)	264.0
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to MCBC	$263.0	$(153.7)	$404.2	$101.3	$58.6	$(410.4)	$263.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$1,667.1	$—	$1,222.9	$1,285.6	$—	$4,175.6
Excise taxes	—	(229.4)	—	(276.8)	(555.4)	—	(1,061.6)

Net sales	—	1,437.7	—	946.1	730.2	—	3,114.0
Cost of goods sold	—	(890.2)	—	(500.5)	(477.9)	—	(1,868.6)
Equity in subsidiary earnings	189.9	120.9	175.0	—	—	(485.8)	—

Gross profit	189.9	668.4	175.0	445.6	252.3	(485.8)	1,245.4
Marketing, general and administrative expenses	(67.8)	(397.1)	—	(232.9)	(202.0)	—	(899.8)
Special items, net	(35.0)	(42.9)	—	(28.2)	(5.1)	—	(111.2)

Operating income	87.1	228.4	175.0	184.5	45.2	(485.8)	234.4
Interest (expense) income, net	(14.1)	(23.7)	(30.6)	2.1	(0.9)	—	(67.2)
Other (expense) income, net	(0.1)	(0.2)	—	(1.6)	0.5	—	(1.4)

Income from continuing operations before income taxes	72.9	204.5	144.4	185.0	44.8	(485.8)	165.8
Income tax benefit (expense)	40.8	(188.7)	84.2	50.1	(6.3)	—	(19.9)

Income from continuing operations	113.7	15.8	228.6	235.1	38.5	(485.8)	145.9
Loss from discontinued operations, net of tax	—	—	—	—	(21.4)	—	(21.4)

Net income	113.7	15.8	228.6	235.1	17.1	(485.8)	124.5
Less: Net income attributable to noncontrolling interests	—	—	—	—	(10.8)	—	(10.8)

Net income attributable to MCBC	$113.7	$15.8	$228.6	$235.1	$6.3	$(485.8)	$113.7

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 28, 2009

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$180.9	$—	$0.1	$47.2	$68.0	$—	$296.2
Accounts receivable, net	5.7	8.1	—	196.8	330.9	—	541.5
Other receivables, net	90.4	26.4	(1.6)	28.6	46.9	—	190.7
Total inventories, net	—	—	—	144.2	90.2	—	234.4
Other assets, net	9.5	1.9	—	22.2	27.8	—	61.4
Deferred tax assets	(18.3)	17.5	—	—	0.8	—	—
Discontinued operations	—	—		—	9.1	—	9.1

Total current assets	268.2	53.9	(1.5)	439.0	573.7	—	1,333.3
Properties, net	28.1	7.4	—	720.6	486.2	—	1,242.3
Goodwill	—	11.4	—	306.6	1,113.8	—	1,431.8
Other intangibles, net	—	46.5	—	3,750.6	389.3	—	4,186.4
Investment in MillerCoors	—	2,557.9	—	—	—	—	2,557.9
Net investment in and advances to subsidiaries	6,236.8	(1,158.6)	4,852.8	—	—	(9,931.0)	—
Deferred tax assets	(84.4)	19.9	100.6	15.1	25.4	—	76.6
Other assets	7.4	16.4	9.9	77.8	106.4	—	217.9

Total assets	$6,456.1	$1,554.8	$4,961.8	$5,309.7	$2,694.8	$(9,931.0)	$11,046.2

Liabilities and equity
Current liabilities:
Accounts payable	$5.2	$0.9	$—	$46.2	$104.4	$—	$156.7
Accrued expenses and other liabilities	23.5	14.7	13.1	293.0	342.8	—	687.1
Deferred tax liability	39.4	—	—	—	76.0	—	115.4
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	—	—	0.1
Discontinued operations	—	—	—	—	139.2	—	139.2

Total current liabilities	68.1	15.9	12.9	339.2	662.4	—	1,098.5
Long-term debt	503.5	45.2	1,079.9	—	—	—	1,628.6
Deferred tax liability	(16.8)	16.8	—	—	464.6	—	464.6
Other liabilities	109.4	102.9	9.1	516.8	405.0	—	1,143.2
Discontinued operations	—		—	—	17.0	—	17.0

Total liabilities	664.2	180.8	1,101.9	856.0	1,549.0	—	4,351.9
Total MCBC stockholders' equity	5,791.9	1,374.0	3,859.9	4,453.7	1,131.6	(9,931.0)	6,680.1
Noncontrolling interests	—	—	—	—	14.2	—	14.2

Total equity	5,791.9	1,374.0	3,859.9	4,453.7	1,145.8	(9,931.0)	6,694.3

Total liabilities and equity	$6,456.1	$1,554.8	$4,961.8	$5,309.7	$2,694.8	$(9,931.0)	$11,046.2

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES

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

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2009

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(60.0)	$334.0	$(26.2)	$49.3	$55.4	$352.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(5.1)	—	—	(14.8)	(25.3)	(45.2)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	0.4	1.0	2.6
Deconsolidation of BRI	—	—	—	(26.1)	—	(26.1)
Investment in and advances to an unconsolidated affiliate	—	—	—	—	(5.3)	(5.3)
Trade loan repayments from customers	—	—	—	—	9.6	9.6
Trade loans advanced to customers	—	—	—	—	(7.0)	(7.0)
Acquisition of business	—	—	—	—	(19.6)	(19.6)
Investment in MillerCoors	—	(212.1)	—	—	—	(212.1)
Return of capital from MillerCoors	—	92.8	—	—	—	92.8

Net cash (used in) provided by investing activities	(3.9)	(119.3)	—	(40.5)	(46.6)	(210.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	13.4	—	—	—	—	13.4
Excess tax benefits from share-based compensation	15.3	—	—	—	—	15.3
Dividends paid	(70.7)	—	—	—	(10.7)	(81.4)
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	(0.1)	(0.2)
Change in overdraft balances and other	—	—	—	(0.2)	(8.9)	(9.1)
Net activity in investments and advances (to) from subsidiaries	201.9	(215.1)	26.2	18.0	(31.0)	—

Net cash provided by (used in) financing activities	159.9	(215.1)	26.2	17.7	(50.7)	(62.0)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	96.0	(0.4)	—	26.5	(41.9)	80.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(3.4)	3.2	(0.2)
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	216.2

Balance at end of period	$180.9	$—	$0.1	$47.2	$68.0	$296.2

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2008

(IN MILLIONS)

(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(153.3)	$98.1	$(15.6)	$174.8	$56.6	$160.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(7.2)	(52.8)	—	(27.1)	(49.3)	(136.4)
Proceeds from sales of properties and intangible assets, net	—	28.8	—	1.0	3.7	33.5
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in and advances to an unconsolidated affiliate	—	—	—	—	(10.6)	(10.6)
Trade loan repayments from customers	—	—	—	—	13.9	13.9
Trade loans advanced to customers	—	—	—	—	(20.1)	(20.1)
Other	—	2.6	—	—	—	2.6

Net cash provided by (used in) investing activities	15.6	(21.4)	—	(26.1)	(62.4)	(94.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	45.9	—	—	—	—	45.9
Excess tax benefits from share-based compensation	21.3	—	—	—	—	21.3
Dividends paid	(55.5)	—	—	(8.4)	(21.1)	(85.0)
Proceeds from long-term borrowings	—	—	—	—	16.0	16.0
Payments on long-term debt and capital lease obligations	—	(180.4)	—	(0.3)	(0.2)	(180.9)
Net proceeds from revolving credit facilities	—	—	—	—	16.9	16.9
Change in overdraft balances and other	4.6	(16.4)	—	7.7	—	(4.1)
Settlements of debt-related derivatives	—	12.0	—	0.3	(0.3)	12.0
Net activity in investments and advances from (to) subsidiaries	73.7	122.1	15.6	(153.9)	(57.5)	—

Net cash provided by (used in) financing activities	90.0	(62.7)	15.6	(154.6)	(46.2)	(157.9)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(47.7)	14.0	—	(5.9)	(52.0)	(91.6)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	1.0	(2.0)	(1.0)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	377.0

Balance at end of period	$196.0	$15.4	$0.1	$0.7	$72.2	$284.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

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

        Beginning in the third quarter of 2008, the results and financial position of U.S. operations, which has historically comprised substantially all of our U.S. reporting segment was, in all material respects, prospectively deconsolidated from MCBC. In the third quarter of 2008 and prospectively, our interest in the new combined operations have been accounted for under the equity method of accounting. Our equity investment in MillerCoors represents our U.S. reporting segment from July 1, 2008 forward.

BUSINESS OVERVIEW

Financial Highlights

        The following second quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results (In millions, except percentages and per share data).

	Thirteen weeks ended			Twenty-six weeks ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
Volume in hectoliters	5.005	13.679	(63.4)%	8.901	24.388	(63.5)%
Net sales	$798.9	$1,757.4	(54.5)%	$1,357.9	$3,114.0	(56.4)%
Income attributable to MCBC from continuing operations, net of tax	$187.3	$91.8	104.0%	$266.9	$135.1	97.6%
Diluted income attributable to MCBC per share from continuing operations	$1.01	$0.49	106.1%	$1.44	$0.73	97.3%

Consolidated Global Volumes including Proportionate Share of Equity Investments' volume

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
	Actual	Pro forma(1)		Actual	Reported
Volume in hectoliters:
Reported financial volume	5.005	5.408	(7.5)%	5.005	13.679	(63.4)%
Royalty volume	0.077	0.067	14.9%	0.077	0.067	14.9%

Owned volume	5.082	5.475	(7.2)%	5.082	13.746	(63.0)%
Proportionate share of equity investment sales-to-retail(2)	8.451	8.509	(0.7)%	8.451	0.099	N/M

Total MCBC worldwide beer volume	13.533	13.984	(3.2)%	13.533	13.845	(2.3)%

N/M
= Not meaningful

(1)
Reflects the elimination of the U.S. segment volume reported for the thirteen weeks ended June 29, 2008.

(2)
Reflects the addition of MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days, if applicable.

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
	Actual	Pro forma(1)		Actual	Reported
Volume in hectoliters:
Reported financial volume	8.901	9.609	(7.4)%	8.901	24.388	(63.5)%
Royalty volume	0.128	0.120	6.7%	0.128	0.120	6.7%

Owned volume	9.029	9.729	(7.2)%	9.029	24.508	(63.2)%
Proportionate share of equity investment sales-to-retail(2)	15.021	15.057	(0.2)%	15.021	0.144	N/M

Total MCBC worldwide beer volume	24.050	24.786	(3.0)%	24.050	24.652	(2.4)%

N/M
= Not meaningful

(1)
Reflects the elimination of the U.S. segment volume reported for the twenty-six weeks ended June 29, 2008.

(2)
Reflects the addition of MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days, if applicable.

        During the first and second quarters of 2009, our results reflect the adoption of hectoliters as our standard global volume measure and as a result prior period information presented has been adjusted to reflect this change. Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P.

Second quarter 2009 highlights

        These improved results were driven by cost control initiatives and front-line price management, underpinned by well-executed strategic initiatives. Our ability to build long-term brand value, manage costs, and generate increased cash flows has delivered these favorable results. Meanwhile, tougher markets, poor weather and our strong pricing stance led to a 3.2% decline in our worldwide beer volume volumes, though within this Coors Light grew volumes by 3%. We also faced continuing cost inflation and unfavorable foreign currency movements. The U.K. beer industry continued to post poor volume figures, and there was increasing evidence in both the U.S. and Canadian markets of some consumers moving to "enhanced value propositions"—that is, looking for value in brands, package configurations and channels.

Regional highlights:

  •
  In our Canada business, net pricing grew as price increases in all major markets were partially offset by higher promotional discounting across Canada.

  •
  In the U.K. business, the pretax profit grew substantially through price increases in all major channels and extensive cost reductions.

  •
  MillerCoors continued to achieve double-digit bottom-line growth in the U.S., driven by cost synergy delivery, pricing increases, and lower marketing general and administrative spending.

MCBC cost savings initiatives

        We achieved approximately $32 million and $50 million of cost savings during the second quarter and first half of 2009, respectively, as part of our three-year, $250 million Resources for Growth ("RFG") cost savings program. These cost savings include our 42% of RFG cost savings initiatives that were achieved by MillerCoors, which equaled $3 million and $6 million in the second quarter and first half of 2009, respectively. Savings from the RFG program during the past two and a half years total $229 million.

MillerCoors integration and cost synergy initiatives

        MillerCoors accelerated synergy delivery timing, realizing $60 million in the second quarter, bringing the total for the first half of 2009 to $110 million. By the end of calendar year 2009, MillerCoors expects to achieve a total of $260 million in synergies, surpassing its original forecast of $225 million. While the timing of synergy delivery has accelerated, MillerCoors' $500 million synergy goal is unchanged.

Income taxes

        Our effective tax rate for the second quarter of 2009 was approximately 20%. We anticipate that our 2009 full-year effective tax rate will be in the range of 10% to 14%. Our anticipated full-year rate is lower than our previous guidance due to adjustments in our intercompany financing to reflect recent changes in the global interest-rate environment.

Discontinued operations

        Discontinued operations are associated with the formerly-owned Kaiser business in Brazil. See Part I—Financial Statements, Item 1 Note 8 "DISCONTINUED OPERATIONS" and Note 17 "COMMITMENTS AND CONTINGENCIES" for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	2.402	2.475	(2.9)%	4.165	4.242	(1.8)%

Net sales	$471.0	$532.6	(11.6)%	$795.7	$916.2	(13.2)%
Cost of goods sold	(231.1)	(258.5)	(10.6)%	(418.5)	(474.7)	(11.8)%

Gross profit	239.9	274.1	(12.5)%	377.2	441.5	(14.6)%
Marketing, general and administrative expenses	(103.8)	(117.1)	(11.4)%	(187.3)	(223.7)	(16.3)%
Special items, net	(0.9)	(0.5)	N/M	(9.0)	(1.9)	N/M

Operating income	135.2	156.5	(13.6)%	180.9	215.9	(16.2)%
Other income (expense), net	1.2	(2.6)	N/M	5.5	0.7	N/M

Earnings before income taxes	$136.4	$153.9	(11.4)%	$186.4	$216.6	(13.9)%

N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") depreciated versus the U.S. dollar ("USD") resulting in an approximate $18 million decrease to USD earnings before income taxes on a quarter over quarter basis during the second quarter. During the comparable twenty-six week periods for 2009 and 2008, the CAD also declined versus the USD, resulting in a $28 million decrease to USD earnings before income taxes.

Volume and net sales

        With the formation of MillerCoors, the revenues and production costs of MCBC products sold by Molson in Canada for U.S. distribution, which were previously treated as inter-company sales and eliminated upon consolidation, are now included in Canada segment results. However, the sales volume continues to be eliminated from our Canada results, as this volume is now reported by MillerCoors. These changes will impact the first and second quarters as we cycle prior year results that do not reflect this treatment. To provide more comparable results, we will provide year-over-year changes that exclude the reporting effects in Canada of deconsolidating BRI in March 2009 and setting up MillerCoors in 2008.

        Our Canada segment sales volume was 2.4 million hectoliters in the second quarter of 2009, down 2.9% from a year ago while our Canada sales to retail ("STR"), for the calendar quarter ended

June 30, 2009 decreased 0.5% versus the prior year. The variance between STR and sales volume was driven by differences in reporting periods (calendar versus fiscal, primarily driven by the July 1st Canada Day holiday within our fiscal calendar), along with a decrease in retail inventories of import beer. STRs of Molson's strategic brands, which represent more than 85% of our Canada volume, increased almost 2%, while sales of our other brands declined at a double-digit rate. Strategic brand changes were led by high-single-digit growth of Coors Light and growth of Rickard's. Molson Canadian volumes declined at a mid-single-digit rate versus the prior comparable period.

        Comparable net sales per hectoliter increased 2.6% in local currency in the second quarter, driven by favorable net pricing, led by price increases across all major markets and improved sales mix, partially offset by continued discounting activity.

        Our Canada segment sales volume was 4.2 million hectoliters in the first half of 2009, down 1.8% from a year ago. Our Canada STRs, for the first half ended June 30, 2009 decreased, 1.5% versus a year ago. STRs of Molson's strategic brands increased almost 1%, while sales of our non-supported brands declined. Strategic brand changes were led by high-single digit growth of Coors Light and growth of Carling. Partner import brands and Molson Canadian volumes declined versus the prior comparable period.

        Comparable net sales per hectoliter increased 2.3% in local currency in the first half, driven by favorable net pricing, led by price increases across all major markets and improved sales mix, partially offset by continued discounting activity.

        Total Canadian beer industry STRs increased an estimated 1.8% and 0.5% in the calendar second quarter and first half of 2009, respectively. Our estimated Canada market share decreased about 0.9 of a share point in the second quarter of 2009 and about 0.8 of a share point in the first half versus a year ago.

Cost of goods sold

        Cost of goods sold per hectoliter increased 1.7% for the second quarter of 2009 and 2.1% for the first half of 2009 on a comparable basis in local currency. The second quarter and first half increases were due to the net effect of three factors:

  •
  Commodity, packaging material, distribution and other cost of goods sold input costs which increased approximately 2.5%, for the second quarter and the first half,

  •
  These inflationary increases were partially offset by savings from our RFG initiatives.

  •
  An increase of approximately 2% and 1.8%, for the second quarter and first half, respectively, was due to ongoing product mix shifts,

Marketing, general and administrative expenses

        Comparable marketing, selling, general and administrative expense decreased 1% in the second quarter of 2009 and 3.3% in the first half of 2009 in local currency driven by lower overhead costs. Also, during the first half of 2009 we incurred less long-term incentive compensation expense versus a year earlier.

Special items, net

        The Canada segment recognized $0.9 million of special items in the second quarter of 2009 and $9.0 million in the first half of 2009 related to costs associated with the Montreal brewery employee pension curtailment and severance, and the ongoing Edmonton brewery closure and restructuring expenses. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

United States Segment Results of Operations

        During the first two quarters of 2008, the United States ("U.S.") segment produced, marketed and sold the Coors portfolio of brands in the United States and Puerto Rico and included the results of the Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which were consolidated joint ventures. The U.S. segment also included sales of Molson products in the United States. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. This means that 42% of the net income reported by MillerCoors is reported on the MCBC income statement as "Equity income in MillerCoors" (after being adjusted for basis difference amortization, accounting policy differences, and share based compensation). MillerCoors' revenue and expense do not directly appear on our income statement. Similarly, 42% of MillerCoors' cash distributions appear on our statement of cash flows as "Distributions from MillerCoors" and the individual components of MillerCoors' cash flow do not appear on our statement of cash flows. Thus, while our equity investment in MillerCoors represents our U.S. operating segment from and after July 1, 2008, our discussion of its results of operations are not addressed and do not reflect MillerCoors' financial statements and results of operations. See Part I—Financial Statements, Item 1 Note 1 "BASIS OF PRESENTATION," regarding the MillerCoors joint venture.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	—	8.271	N/M	—	14.779	N/M

Net sales	$—	$841.8	N/M	$—	$1,491.8	N/M
Cost of goods sold	—	(514.4)	N/M	—	(907.3)	N/M

Gross profit	—	327.4	N/M	—	584.5	N/M
Marketing, general and administrative expenses	—	(214.6)	N/M	—	(412.2)	N/M
Special items, net	—	(77.3)	N/M	—	(69.3)	N/M
Equity income in MillerCoors	134.1	—	N/M	231.2	—	N/M

Operating income	134.1	35.5	277.7%	231.2	103.0	124.5%
Other income, net	—	(0.1)	N/M	—	2.3	N/M

Earnings before income taxes	$134.1	$35.4	278.8%	$231.2	$105.3	119.6%

N/M = Not meaningful

        The results of operations for MillerCoors for the three and six months ended June 30, 2009, and pro forma results of operations for the three and six month periods ended June 30, 2008 are as follows:

	For the three months ended			For the six months ended
	June 30, 2009	June 30, 2008	% change	June 30, 2009	June 30, 2008	% change
	Actual	Pro Forma		Actual	Pro Forma
	(In millions, except percentages)
Volumes in hectoliters	22.938	23.326	(1.7)%	41.360	42.117	(1.8)%

Sales	$2,499.4	$2,469.7	1.2%	$4,505.1	$4,416.8	2.0%
Excise taxes	(362.7)	(365.7)	(0.8)%	(652.5)	(660.4)	(1.2)%

Net sales	2,136.7	2,104.0	1.6%	3,852.6	3,756.4	2.6%
Cost of goods sold	(1,302.3)	(1,259.8)	3.4%	(2,352.2)	(2,276.8)	3.3%

Gross profit	834.4	844.2	(1.2)%	1,500.4	1,479.6	1.4%
Marketing, general and administrative expenses	(500.6)	(561.2)	(10.8)%	(942.4)	(1,047.1)	(10.0)%
Special items, net	(20.4)	(104.8)	N/M	(30.8)	(116.1)	N/M

Operating income	313.4	178.2	75.9%	527.2	316.4	66.6%
Other (expense) income, net	(0.2)	2.2	N/M	(0.7)	4.8	N/M

Income before income taxes	313.2	180.4	73.6%	526.5	321.2	63.9%
Income tax expense	(2.5)	—	N/M	(4.6)	—	N/M

Net income	310.7	180.4	72.2%	521.9	321.2	62.5%
Less: Net income attributable to noncontrolling interests	(5.8)	(5.8)	0.0%	(11.0)	(10.0)	10.0%

Net Income attributable to MillerCoors	$304.9	$174.6	74.6%	$510.9	$311.2	64.2%

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

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Three Months Ended June 30, 2008

	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results
	(In millions)
Net sales	$841.8	$1,261.5	$0.7	C	$2,104.0
Cost of goods sold	(514.4)	(757.3)	11.1	C
			0.8	D	(1,259.8)

Gross profit	327.4	504.2	12.6		844.2
Marketing, general and administrative	(214.6)	(308.2)	3.7	C
			(14.9)	A
			(27.3)	D
			0.1	B	(561.2)
Special items	(77.3)	(27.5)	—		(104.8)

Operating income	35.5	168.5	(25.8)		178.2
Interest, net	—	0.2			0.2
Other, net	(0.1)	17.4	(15.3)	C	2.0

Pretax income	35.4	186.1	(41.1)		180.4
Income tax expense	—	—	—		—

Net income	35.4	186.1	(41.1)		180.4
Less: Net income attributable to noncontrolling interests	(4.7)	(1.1)	—		(5.8)

Net income attributable to MillerCoors, LLC	$30.7	$185.0	$(41.1)		$174.6

 MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Six Months Ended June 30, 2008

	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results
	(In millions)
Net sales	$1,491.8	$2,257.8	$6.8	C	$3,756.4
Cost of goods sold	(907.3)	(1,387.4)	16.3	C
			1.6	D	(2,276.8)

Gross profit	584.5	870.4	24.7		1,479.6
Marketing, general and administrative	(412.2)	(582.3)	(0.6)	C
			(29.8)	A
			(15.5)	D
			(6.7)	B	(1,047.1)
Special items	(69.3)	(46.8)	—		(116.1)

Operating income	103.0	241.3	(27.9)		316.4
Interest, net	—	1.4	—		1.4
Other, net	2.3	23.5	(22.4)	C	3.4

Pretax income	105.3	266.2	(50.3)		321.2
Income tax expense	—	—	—		—

Net income	105.3	266.2	(50.3)		321.2
Less: Net income attributable to noncontrolling interests	(9.6)	(0.4)	—		(10.0)

Net income attributable to MillerCoors, LLC	$95.7	$265.8	$(50.3)		$311.2

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

  C Adjustments to conform classification between the MCBC U.S. business and the Miller U.S. business and to conform the MCBC U.S. business accounting calendar from a thirteen week to a three calendar months ended June 30, 2008 and from a twenty-six week to a six calendar months ended June 30, 2008.

  D Adjustments to conform accounting policies with regard to inventory valuation, pension and postretirement plans and allocation of advertising costs between interim periods.

        For a reconciliation from MillerCoors Net income to MCBC's proportional share of net income attributable to MillerCoors reported under the equity method see Part I-Financial Statements, Item 1 Note 4 "EQUITY INVESTMENTS."

Volume and net sales

        In a soft beer market, MillerCoors domestic STR decreased 0.8% versus the prior year pro forma quarter due to a decline in Miller Lite STRs and softness in above premium brands, mostly offset by positive results in five of the six focus brands, during the second quarter of 2009. MillerCoors domestic sales-to-wholesalers ("STW") declined 1.1% versus prior year, while total STWs declined 1.7% driven by a 6.5% reduction in contract brewing volumes.

        MillerCoors total net sales increased by 1.6% to $2.14 billion versus the prior year pro forma quarter. Pricing remained favorable in the second quarter of 2009 as MillerCoors domestic net sales per hectoliter, excluding contract brewing and MillerCoors-owned distributor sales, increased 3.0% based on 2008 price increases. Pricing growth was lower than the previous quarter due to cycling of early 2008 general price increases.

        For the first half of 2009, MillerCoors domestic STRs decreased 0.2% versus the prior year pro forma six months, after adjusting for the trading day differential, due to declines in Miller Lite, Miller Genuine Draft, Milwaukee's Best and above-premium domestic brands offset by strong results from five of the six focus brands. MillerCoors STWs declined 1.1% versus prior year, while total STWs declined 1.8% driven by an 8.2% reduction in contract brewing volumes.

        MillerCoors total net sales increased by 2.6% to $3.85 billion versus the prior pro forma six months. Pricing remained favorable in the first half of 2009 as MillerCoors domestic net sales per hectoliter, excluding contract brewing and MillerCoors-owned distributor sales, increased 4.2%.

Cost of goods sold

        MillerCoors continues to realize supply chain related synergies and deliver savings from its cost leadership programs. Cost of goods sold per hectoliter increased by 5.1% due to significant prior year hop sales in the quarter, as well as increased brewing and packaging material costs, primarily glass, aluminum and barley. Profits from hops sales were $24.3 million lower in the second quarter versus a year ago, when these hops sales were unusually high.

        Cost of goods sold per hectoliter for the half year increased by 5.2% again due to prior year hop sales and increases in brewing and packaging materials.

Marketing, general and administrative expenses

        For the second quarter of 2009, marketing, general and administrative costs decreased by 10.8% driven by the accelerated timing of synergies and other cost savings. For the half year, costs decreased by 10.0%.

        Depreciation and amortization expense for MillerCoors was approximately $72 million in the second quarter and $143 million for the half year. Additions to properties and intangible assets were approximately $120 million in the second quarter and $217 million for the half year.

Special Items

        During the second quarter of 2009, MillerCoors incurred special items totaling $20.4 million due to a charge for pension curtailment and employee retention and integration expenses. The total for the half year was $30.8 million.

United Kingdom Segment Results of Operations

        The United Kingdom ("U.K.") segment consists of production and sale of the owned brands principally in the United Kingdom, results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the

United Kingdom and the Republic of Ireland, our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the United Kingdom, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	2.475	2.824	(12.4)%	4.496	5.170	(13.0)%

Net sales	$309.7	$367.1	(15.6)%	$529.1	$677.6	(21.9)%
Cost of goods sold	(191.5)	(251.6)	(23.9)%	(341.4)	(470.6)	(27.5)%

Gross profit	118.2	115.5	2.3%	187.7	207.0	(9.3)%
Marketing, general and administrative expenses	(82.9)	(96.4)	(14.0)%	(149.9)	(191.5)	(21.7)%
Special items, net	(6.8)	(3.1)	N/M	(7.7)	(5.2)	N/M

Operating income	28.5	16.0	78.1%	30.1	10.3	192.2%
Interest income(1)	2.1	2.9	(27.6)%	4.1	5.7	(28.1)%
Other expense, net	(0.6)	(0.5)	20.0%	(1.6)	(1.7)	(5.9)%

Earnings before income taxes	$30.0	$18.4	63.0%	$32.6	$14.3	128.0%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the comparable second quarter of 2009 and 2008, the British pound ("GBP") unfavorably impacted the quarter-over-quarter earnings before income taxes by approximately $9 million. During the comparable twenty-six week periods for 2009 and 2008, the GBP also declined versus the USD, resulting in an approximate $11 million decrease to USD earnings before income taxes.

Volume and net sales

        Our U.K. owned-brand volume decreased 12.4% year-on-year during the second quarter, due to a soft industry and our strategy to forgo low-margin volume. Total industry decline of approximately 5% for the quarter, reflects the impact of a weak economy in the U.K. Our volume decreased 13.0% during the half year comparable periods. As a consequence of this strategy, we lost share in the second quarter and for the first half year of 2009.

        Comparable net sales per hectoliter of our own products increased 19.8% in local currency for the second quarter, with approximately three-quarters driven by higher pricing in all channels, as we benefited from our strategy to forgo low-margin volume. The balance of the net sales per hectoliter increase was the result of positive sales mix, primarily the result of growth in draught Magners cider and favorable channel mix. We achieved pricing growth ahead of cost of goods sold input inflation, resulting in improved gross margins.

        Comparable net sales per hectoliter of our own products increased 16.1% in local currency for the half year. This increase is driven by the same factors mentioned above.

Cost of goods sold

        Comparable cost of goods sold per hectoliter of our own products was relatively flat and increased 1.7% in local currency in the second quarter and the first half year of 2009, respectively, primarily due to higher cost of goods sold input inflation and the impact of spreading fixed costs over lower volumes, partly offset by favorable channel mix and the realization of cost-reduction savings.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. increased 10.1% in local currency due to higher marketing and incentive compensation expense in the quarter versus the prior quarter. These costs increased 3.8% in local currency for the first half of 2009 versus the same period in 2008.

Special items, net

        The U.K. segment recognized $6.8 million and $3.1 million of special items in the second quarters of 2009 and 2008, respectively. The segment recognized $7.7 million and $5.2 million for the first half year of 2009 and 2008, respectively. During the second quarter of 2009, the net special charges included $5.7 million of costs associated with our purchase and integration of 50.1% of Cobra Beer Partnership, Ltd. The remainder of the net special charges was employee termination costs associated with the U.K. supply chain and back office restructuring efforts for all periods presented. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by the relative level of note receivable balances outstanding from period-to-period.

Global Brand and Market Development and Corporate

        The Global Brand and Market Development ("Global Markets") group are focused on growing and expanding our business and brand portfolios in global development markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in Global Markets and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2009	June 29, 2008	% change	June 28, 2009	June 29, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	0.128	0.109	17.4%	0.240	0.197	21.8%

Net sales	$18.2	$15.9	14.5%	$33.1	$28.4	16.5%
Cost of goods sold	(10.0)	(9.1)	9.9%	(18.8)	(16.0)	17.5%

Gross profit	8.2	6.8	20.6%	14.3	12.4	15.3%
Marketing, general and administrative expenses	(43.3)	(35.1)	23.4%	(75.4)	(72.4)	4.1%
Special items, net	0.6	(23.0)	N/M	(0.6)	(34.8)	N/M

Operating loss	(34.5)	(51.3)	(32.7)%	(61.7)	(94.8)	(34.9)%
Interest expense, net	(22.0)	(29.9)	(26.4)%	(43.9)	(60.5)	(27.4)%
Debt extinguishment costs	—	—	N/M	—	(12.4)	N/M
Other expense, net	(8.9)	(2.8)	N/M	(30.7)	(2.7)	N/M

Loss before income taxes	$(65.4)	$(84.0)	(22.1)%	$(136.3)	$(170.4)	(20.0)%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the second quarter and first half of 2009 is driven by our efforts in China and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the second quarter were $43.3 million, including Corporate general and administrative expenses of $30.6 million, an increase of $4.7 million from a year ago due to higher incentive compensation expense and project spending this year. Global Markets marketing, general and administrative expenses in the second quarter of 2009 were $12.6 million representing an increase of $3.3 million over the comparable prior year period.

        Marketing, general and administrative expenses in for the first half of 2009 were $75.4 million, including Corporate general and administrative expenses of $51.7 million, a decrease of $3.1 million from a year ago again due to lower incentive compensation this year. Global Markets marketing, general and administrative expenses in the first half of 2009 were $23.7 million representing an increase of $6.3 million over the comparable prior year period.

Special items, net

        Special items in the second quarter of 2009 were a benefit of $0.6 million compared to $23.0 million of special charges in the second quarter of 2008. For the first half of 2009, special charges were $0.6 million compared to $34.8 million for the first half of 2008. The 2008 special charges were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for MillerCoors, primarily outside professional services. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

Interest expense, net and Debt Extinguishment Costs

        Interest expense was $22.0 million during the second quarter of 2009, compared to $29.9 million in the same period of 2008. Interest expense declined $7.9 million from a year ago, with approximately $4 million of this reduction attributable to foreign currency movements and the balance due to the deconsolidation of BRI.

        For the twenty-six week periods of 2009 and 2008, interest expense was $43.9 million and $60.5 million, respectively, a year-over-year decline of $16.6 million. Approximately $10 million of this reduction was attributable to foreign currency movements and the balance was due to the deconsolidation of BRI.

        During the first quarter of 2009, we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1"). The adoption, which requires retroactive application, impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013. During the thirteen weeks ended June 28, 2009 and June 29, 2008, as a result of adopting FSP APB 14-1, we incurred additional non-cash interest expense of $4.1 million and $3.9 million, respectively. For the twenty-six weeks ended June 28, 2009 and June 29, 2008 the additional non-cash interest expense was $8.1 million and $7.8 million, respectively.

        Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of June 28, 2009 and June 29, 2008, we had net working capital of $234.8 million and $31.2 million, respectively. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. We had total cash of $296.2 million at June 28, 2009, compared to $284.4 million at June 29, 2008 and $216.2 million at December 28, 2008. Long-term debt was $1.629 billion, $1.752 billion and $1.991 billion at June 28, 2009, December 28, 2008 and June 29, 2008, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

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

Operating activities

        Net cash provided by operating activities of $352.5 million for the twenty-six weeks ended June 28, 2009, increased by $191.9 million versus the comparable period in 2008. The Company's operating cash flow cycles with the calendar first and fourth quarters typically resulting in a use of cash for the Company or a low level of cash generation, due to seasonality in the business. The calendar third quarter historically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. The increase in cash flow from operating activities is related to the presentation of cash flows from the U.S.

segment, which in 2009 is represented by our investment in MillerCoors, while in 2008 it was represented by our former CBC U.S. business. Distributions from MillerCoors presented as operating cash flows (see below) were $250.3 million in 2009, while the CBC U.S. business provided approximately $120 million in cash in 2008. See the discussion below under the heading "MillerCoors" for further discussion. Excluding the U.S. segment, our operating cash flow in 2009 was favorable to 2008 by approximately $62 million. This improvement can be explained by lower pension contributions of $34 million, lower cash paid for taxes of $11 million, and lower cash paid for interest of $12 million.

Investing activities

        Net cash used in investing activities of $210.3 million for the twenty-six weeks ended June 28, 2009, was higher by $116.0 million compared to the same period in 2008. 2009 investing cash flows include $212.1 million of contributions to MillerCoors and $92.8 million return of capital from MillerCoors, which did not exist in the first half of 2008. See discussion below under the heading "MillerCoors" for further discussion. Capital expenditures were lower in 2009 by $91.2 million versus 2008, due to $55.7 million of additions to properties from the former CBC U.S. business included in the 2008 amount, while MillerCoors additions are not presented in this line. In the first half of 2008, we collected proceeds on sales of businesses and assets of $33.5 million, mainly from the sale of our former beer distribution businesses in Boise, Idaho, and Glenwood Springs, Colorado, and of $22.8 million related to the sale of available for sale investment securities with no comparable activity in the first quarter of 2009.

Financing activities

        Net cash used in financing activities was $62.0 million for the twenty-six weeks ended June 28, 2009 compared to $157.9 million of cash used in financing activities during the same period in 2008, a favorable variance of $95.9 million. There were four primary drivers for this favorable variance. First, net repayment activity on debt obligations and credit facilities was lower by $163.3 million in 2009. Second, we collected $32.5 million more in proceeds from exercises of stock options in the first half of 2008 as compared to the same period of 2009, coupled with $6.0 million of higher excess tax benefits from share-based compensation in 2008. Third, dividends paid were higher in 2009 by $15.9 million due to a 20% increase in our dividend rate effective in the second quarter of 2009. Lastly, overdraft balances were higher by $4.5 million when compared to the prior year.

        In February 2008, we repurchased $180.4 of our remaining $225 million of Senior Notes due 2012. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps were recorded during the first quarter of 2008. The cash required to retire the notes early (in addition to the face amount), amounting to $23.1 million, was classified as a cash outflow from operating activities, as it largely represents a cost of money (interest). However, the cash inflow associated with the unwind of the related interest rate swap of $12.0 million is classified in financing activities.

MillerCoors

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the six months ended June 28, 2009, were $343.1 million, of which

$250.3 million were reported in operating activities and $92.8 million were reported in investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the six months ended June 28, 2009, were $212.1 million, all of which were reported in investing activities.

        Net cash flow received from MillerCoors during the six months ended June 28, 2009, was $131.0 million, $250.3 million of which was reflected as distributions in cash flows from operating activities, offset by $119.3 million of net investments into MillerCoors reflected in cash flows used in investing activities, as discussed above. During the six months ended June 29, 2008, our CBC U.S. business (prior to the formation of MillerCoors) provided approximately $120 million in cash from operating activities and incurred $55.7 million of additions to properties and collected $31.0 million in proceeds from the sales of beer distributorships, both reflected in cash flows from investing activities. Working capital fluctuations at MillerCoors will manifest themselves in MolsonCoors' cash flows related to investing activities, as opposed to the former CBC U.S. business working capital fluctuations prior to MillerCoors, which presented themselves in MolsonCoors' cash flows related to operating activities.

        We expect that 2009 operating cash flows and investing cash flows will be impacted by the timing of MillerCoors cash flow requirements. We anticipate the integration of MillerCoors will result in incremental cash needs of approximately $85 million from MCBC during 2009. These cash uses include retention, integration and restructuring costs, along with additional capital spending to capture synergies. We anticipate that MillerCoors will spend approximately $200 million in 2009 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be between $100 million and $140 million in 2009.

Capital Resources

        The majority of our remaining debt outstanding as of June 28, 2009, consists of publicly traded notes, with maturities ranging from 2010 to 2015. While the start-up of MillerCoors entails demands for capital for integration and restructuring efforts, we will need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our use of cash in 2009 and beyond, which could include pension plan funding, increasing dividends, modest purchases of company stock, and preserving cash flexibility for potential strategic investments. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe are still unsettled due to the recent financial crisis. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility.

        On May 8, 2009, Standard and Poor's lowered our long-term credit rating to BBB- from BBB and changed the outlook to stable from a negative watch. Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of June 28, 2009 or December 28, 2008), and trigger certain collateral requirements and early termination requirements on out-of-the-money derivative liabilities, as discussed in Part I—Financial Statements, Item 1 Note 14 "DERIVATIVE INSTRUMENTS," to the condensed consolidated financial statements.

        See Part I—Financial Statements, Item 1 Note 13 "Debt," for further detail of our debt borrowings outstanding.

Capital Expenditures

        Our capital expenditure plan for 2009 is expected to be approximately $140 million, excluding capital spending by our consolidated joint ventures and MillerCoors. Capital expenditures in 2009 are expected to be lower than 2008 primarily due to the exclusion of capital spending associated with the former U.S. segment in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

        As of June 28, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of June 28, 2009

        We have contractual cash obligations as of June 28, 2009, pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $8.5 billion. Not included in these obligations are $199.2 million of unrecognized tax benefits and $17.0 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

Other commercial commitments as of June 28, 2009

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$13.4	$13.4	$—	$—	$—

CONTINGENCIES

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1, Note 17, under the caption "COMMITMENTS AND CONTINGENCIES—Kaiser Indemnity Obligations," to the condensed consolidated financial statements, for a detailed discussion. The liabilities that we have recorded are based upon estimates of losses, and amounts ultimately paid could differ from the liabilities that have been recorded. The timing of payments is dependent upon the progress of cases through the Brazilian administrative and judicial systems. During the quarter, the Brazilian government enacted a tax amnesty. The amnesty has not changed our assessment of the merits of the underlying tax disputes. The amnesty may, however, make it more attractive for FEMSA to resolve certain liabilities through settlement rather than continued litigation. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases are now considered probable losses under the indemnities, and have been classified as current liabilities to reflect our estimates of the timing of potential resolution. We are in discussions with FEMSA regarding its potential participation in the amnesty. We can make no assurances regarding the outcome of those discussions. Our indemnity to FEMSA also covers fees and expenses that Kaiser incurs to argue the cases through the administrative and judicial systems. Any costs associated with these items would be recognized by us in Discontinued Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year ended December 28, 2008 and did not change during the first half of 2009.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        See Part I—Financial Statements, Item 1 Note 2 "NEW ACCOUNTING PRONOUNCEMENTS—New Accounting Pronouncements Not Yet Adopted" to the condensed consolidated financial statements for a description of the new accounting pronouncements that we have not yet adopted.

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

Canada

        In Canada, we improved our volume and share trends in Quebec during the second quarter of 2009 as we enhanced our price competitiveness in that province. This improvement was offset by moderate share declines in the rest of Canada due to an increase in competitor discounting. For the balance of 2009, we expect a challenging environment due to weak economic conditions and a continuation of aggressive price discounting. In addition, we will address our market share on a national basis as we move forward through increased investment in our brand equities and innovation to drive enhanced consumer value while ensuring that we remain price competitive.

        We continue to expect our comparable 2009 cost of goods per hectoliter in local currency to increase at a low-single-digit rate versus 2008 due to increases in input inflation and ongoing product mix shifts, partially offset by benefits from our RFG savings initiatives. We expect our Canada cost of goods per hectoliter in the second half of 2009 to decrease at a mid-single-digit rate in local currency, due to lower exports to the U.S. and the effect of deconsolidating BRI this year.

U.S.

        During the key summer selling season, MillerCoors remains focused on driving the great taste platform of Miller Lite, while accelerating Coors Light growth with new Rocky Mountain cold refreshment messaging and cold activated packaging. The company is also working to add new legal-age drinkers to the premium light category by driving repeat purchases on MGD 64. As MillerCoors continues to see shifts in both segments and channels, they will be leveraging their full brand portfolio to meet changing consumer and customer needs. Finally, MillerCoors is committed to driving sustainable net revenue growth.

United Kingdom

        In the U.K., we anticipate a challenging trading environment to continue throughout 2009 due to a weak local economy, with commodity inflation also being a challenge. However, we believe that our U.K. business is now on much firmer footing as it benefits from our contract brewing arrangement, the Magners cider agreement, supplier renegotiations, our strategy of forgoing low-margin volume. During the second quarter of 2009, we acquired a 50.1% interest Cobra Partnership Ltd. enabling access to the Cobra brand and give us additional access to ethnic retail accounts. Going forward, performance comparisons with prior year will become more challenging in the second half of 2009 as we cycle the ramp up of our strategic initiatives in the second half of 2008. By contrast, second quarter 2009 comparisons were against relatively weak results a year ago.

        Our U.K. team is targeting substantial cost reductions as part of the RFG program, driven by supplier negotiations and operational efficiencies. In a challenging industry volume environment, our view for the second half of 2009 is that U.K. owned-brand cost of goods will increase at a double-digit rate per hectoliter in local currency. This increase in cost of goods sold per hectoliter is attributed to the following two factors: 1) double-digit growth in owned-brands, and 2) low-single-digit growth in factored-brands mix. The expected increase in owned-brand cost of goods sold per hectolitre includes input cost inflation, stabilization of channel mix trends, and the impact of spreading fixed costs over lower sales volumes, along with the impact of cycling one-time supplier negotiation benefits in the second half of 2008.

Global Brands and Market Development and Corporate

        We forecast full-year 2009 global market and corporate general and administrative expense of approximately $160 million, plus or minus 5%.

Interest

        We anticipate the full year of 2009 corporate net interest expense to be approximately $85 million to $90 million, excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the remainder of 2009, the Company expects to recognize approximately $45 to $55 million of income tax benefit that the Company expects to effectively settle during 2009. As a result, we anticipate that our 2009 effective tax rate on income will be in the range of 10% to 14%. We note, however, that there are pending tax law changes in Canada that if enacted, would result in an approximate $101.5 million decrease to the unrecognized tax benefits. This one-time, non-cash income tax benefit would be recognized in the Company's Statement of Operations in the quarter in which the bill is enacted. In addition, there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

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

        The details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and Note 15 "FAIR VALUE MEASUREMENTS," to the condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 28, 2009, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(289.0)	$9.2	$(39.4)	$(258.8)	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	June 28, 2009	December 28. 2008
	(In millions)
Foreign currency risk:
Forwards	$(7.1)	$(16.6)
Interest rate risk:
Debt	$(132.4)	$(74.5)
Forward starting interest rate swaps	$(4.9)	$—
Commodity price risk:
Swaps, forwards	$(0.4)	$—
Cross currency risk:
Swaps	$(4.0)	$(6.5)
Equity price risk:
Cash settled total return swap	$(43.8)	$(33.9)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter and half year ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 17 "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes", if decided adversely to or settled by MCBC, the result may, individually or in the aggregate be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

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

        Climate change may negatively affect our business.    There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Climate change may also cause water scarcity and a deterioration of water quality in areas where we maintain brewing operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation. For example, the Health Committee of the UK Parliament has initiated an inquiry into the role of marketing and price promotion in harmful drinking. Although it is too early to determine the outcome of the inquiry, it could lead to increased controls on advertising and other regulations in the UK. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Additionally, the combination of the Miller and Coors businesses may expose Molson Coors to regulatory risk arising from the legacy Miller portfolio.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of Molson Coors Brewing Company held on May 13, 2009, the holders of shares of the Company's Class A Stock elected eleven directors and the holders of the Company's Class B Stock elected three directors. In addition, the holders of the Company's Class A stock ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditor for 2009. The results of those votes are tabulated below:

ELECTION OF CLASS A DIRECTORS

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
Francesco Bellini	5,134,678		376
Rosalind G. Brewer	5,129,618		5,436
Peter H. Coors	5,129,618		5,436
Franklin W. Hobbs	5,129,618		5,436
Andrew T. Molson	5,129,568		5,486
Geoffrey E. Molson	5,129,618		5,436
Iain J.G. Napier	5,134,854		200
Melissa Coors Osborn	5,134,804		250
Pamela H. Patsley	5,129,618		5,436
H. Sanford Riley	5,129,568		5,486
Peter Swinburn	5,134,854		200

ELECTION OF CLASS B DIRECTORS

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD
John E. Cleghorn	136,764,000		15,608,226
Charles M. Herington	110,323,354		45,048,872
David P. O'Brien	139,653,959		15,718,267

CLASS A PROPOSAL

RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP	FOR	AGAINST	WITHHELD
Appointment of PricewaterhouseCoopers LLP	5,134,162		862

ITEM 5.    OTHER INFORMATION

  None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)
Exhibits

Exhibit Number	Document Description
3.1	Third Amended and Restated Bylaws of Molson Coors Brewing Company.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101
Financial statements from the quarterly report on Form 10-Q of Molson Coors Brewing Company are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008, (ii) the Condensed Consolidated Balance Sheet at June 28, 2009 and December 28, 2008, and (iii) the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended June 28, 2009 and June 29, 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) August 3, 2009