Form 10-Q
period 2009-09-26
MOLSON COORS BREWING CO
filed 2009-11-05
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 26, 2009
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 23, 2009:

Class A Common Stock—2,594,664 shares
Class B Common Stock—158,966,415 shares

         Exchangeable shares:

         As of October 23, 2009, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,164,905 shares
Class B Exchangeable shares—20,310,533 shares

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Sales	$1,250.3	$1,373.8	$3,234.9	$5,549.5
Excise taxes	(396.6)	(452.7)	(1,023.3)	(1,514.3)

Net sales	853.7	921.1	2,211.6	4,035.2
Cost of goods sold	(472.6)	(524.4)	(1,251.3)	(2,392.9)

Gross profit	381.1	396.7	960.3	1,642.3
Marketing, general and administrative expenses	(240.7)	(236.8)	(653.3)	(1,136.6)
Special items, net	(4.3)	(24.8)	(21.6)	(136.1)
Equity income in MillerCoors	101.2	106.5	332.4	106.5

Operating income	237.3	241.6	617.8	476.1
Interest expense, net	(22.5)	(25.6)	(62.3)	(80.4)
Debt extinguishment costs	—	—	—	(12.4)
Other income, net	55.9	7.7	29.1	6.4

Income from continuing operations before income taxes	270.7	223.7	584.6	389.7
Income tax expense	(25.3)	(54.9)	(71.3)	(74.9)

Income from continuing operations	245.4	168.8	513.3	314.8
(Loss) income from discontinued operations, net of tax	(9.0)	3.2	(12.9)	(18.1)

Net income	236.4	172.0	500.4	296.7
Less: Net income attributable to noncontrolling interests	(1.1)	(0.7)	(2.1)	(11.6)

Net income attributable to Molson Coors Brewing Company	$235.3	$171.3	$498.3	$285.1

Basic income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$1.32	$0.91	$2.78	$1.66
Discontinued operations attributable to Molson Coors Brewing Company	(0.05)	0.02	(0.07)	(0.10)

Net income attributable to Molson Coors Brewing Company	$1.27	$0.93	$2.71	$1.56

Diluted income (loss) per share:
Continuing operations attributable to Molson Coors Brewing Company	$1.31	$0.90	$2.75	$1.63
Discontinued operations attributable to Molson Coors Brewing Company	(0.05)	0.02	(0.07)	(0.10)

Net income attributable to Molson Coors Brewing Company	$1.26	$0.92	$2.68	$1.53

Weighted average shares—basic	184.6	183.5	184.2	182.3
Weighted average shares—diluted	186.2	185.7	185.6	185.5
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$244.3	$168.1	$511.2	$303.2
(Loss) income from discontinued operations, net of tax	(9.0)	3.2	(12.9)	(18.1)

Net income attributable to Molson Coors Brewing Company	$235.3	$171.3	$498.3	$285.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	September 26, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$565.1	$216.2
Accounts receivable, net	501.2	472.5
Other receivables, net	160.6	162.9
Inventories:
Finished, net	101.2	89.1
In process	18.9	13.4
Raw materials	43.6	43.3
Packaging materials, net	60.0	46.3

Total inventories, net	223.7	192.1
Other assets, net	47.6	61.9
Discontinued operations	9.6	1.5

Total current assets	1,507.8	1,107.1
Properties, net	1,251.8	1,301.9
Goodwill	1,441.4	1,298.0
Other intangibles, net	4,372.3	3,923.4
Investment in MillerCoors	2,588.1	2,418.7
Deferred tax assets	121.9	75.3
Notes receivable, net	50.2	51.8
Other assets	157.7	203.4
Discontinued operations	—	7.0

Total assets	$11,491.2	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	September 26, 2009	December 28, 2008
Liabilities and equity
Current liabilities:
Accounts payable	$185.4	$170.5
Accrued expenses and other liabilities	633.1	690.8
Deferred tax liabilities	123.8	107.8
Current portion of long-term debt and short-term borrowings	300.1	0.1
Discontinued operations	155.5	16.9

Total current liabilities	1,397.9	986.1
Long-term debt	1,376.6	1,752.0
Pension and post-retirement benefits	489.9	581.0
Derivative hedging instruments	328.2	225.9
Deferred tax liabilities	527.0	399.4
Unrecognized tax benefits	170.7	230.4
Other liabilities	148.4	47.6
Discontinued operations	18.4	124.8

Total liabilities	4,457.1	4,347.2
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.7 shares at September 26, 2009 and December 28, 2008, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 158.9 shares and 157.1 shares at September 26, 2009 and December 28, 2008, respectively)	1.6	1.6
Class A exchangeable shares (issued and outstanding: 3.2 shares at September 26, 2009 and December 28, 2008)	119.1	119.4
Class B exchangeable shares (issued and outstanding: 20.4 shares and 20.9 shares at September 26, 2009 and December 28, 2008, respectively)	766.1	786.3
Paid-in capital	3,412.5	3,334.6
Retained earnings	2,557.2	2,184.9
Accumulated other comprehensive income (loss)	162.2	(371.4)

Total Molson Coors Brewing Company stockholders' equity	7,018.7	6,055.4
Noncontrolling interests	15.4	(16.0)

Total equity	7,034.1	6,039.4

Total liabilities and equity	$11,491.2	$10,386.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$500.4	$296.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135.3	224.4
Share-based compensation	16.8	51.8
Loss on sale or impairment of properties and intangibles	3.4	36.4
Deferred income taxes	111.8	60.5
Equity income in MillerCoors	(332.4)	(106.5)
Distributions from MillerCoors	351.5	58.8
Equity in net income of other unconsolidated affiliates	(2.3)	(15.2)
Distributions from other unconsolidated affiliates	3.6	2.0
Excess tax benefits from share-based compensation	(18.2)	—
Change in current assets and liabilities and other	(116.0)	(231.4)
Discontinued operations	12.9	18.1

Net cash provided by operating activities	666.8	395.6

Cash flows from investing activities:
Additions to properties	(71.7)	(176.5)
Proceeds from sales of properties and intangible assets	3.9	35.7
Proceeds from sale of investment securities, net	—	22.8
Acquisition of business	(19.6)	—
Investment in MillerCoors	(346.5)	(78.8)
Return of capital from MillerCoors	237.3	—
Deconsolidation of Brewers' Retail, Inc.	(26.1)	—
Investment in and advances to an unconsolidated affiliate	(8.6)	(9.0)
Trade loan repayments from customers	17.5	20.4
Trade loans advanced to customers	(12.7)	(27.9)
Other	—	(1.7)

Net cash used in investing activities	(226.5)	(215.0)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	25.5	51.6
Excess tax benefits from share-based compensation	18.2	—
Dividends paid	(125.8)	(102.2)
Dividends paid to noncontrolling interests holders	—	(20.3)
Proceeds from issuance of long term debt	—	16.0
Payments on long-term debt and capital lease obligations	(0.3)	(181.2)
Proceeds from short-term borrowings	10.0	41.8
Payments on short-term borrowings	(10.1)	(40.8)
Net proceeds from revolving credit facilities	—	1.0
Change in overdraft balances and other	(9.1)	2.1
Settlements of debt-related derivatives	—	12.0

Net cash used in financing activities	(91.6)	(220.0)

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	348.7	(39.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	(3.1)
Balance at beginning of year	216.2	377.0

Balance at end of period	$565.1	$334.5

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

1. BASIS OF PRESENTATION

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S."); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formerly referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means Molson prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

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

Unaudited Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements include our accounts, the accounts of our majority owned subsidiaries, equity method investments, and certain variable interest entities of which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2008. The results of operations for the thirteen and thirty-nine week periods ended September 26, 2009, are not necessarily indicative of the results that may be achieved for the full fiscal year.

        The December 28, 2008 condensed consolidated balance sheet data is consistent with our audited financial statements, other than the impact of the adoption of guidance related to noncontrolling interests in consolidated financial statements and accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) as described below, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Reporting Periods Presented

        MCBC follows a 52/53 week fiscal reporting calendar. The third fiscal quarter of 2009 and 2008 consisted of thirteen weeks ending on September 26, 2009 and September 28, 2008, respectively. The first three fiscal quarters of 2009 and 2008 consisted of thirty-nine weeks ending on September 26, 2009 and September 28, 2008, respectively. Fiscal years 2009 and 2008 consist of 52 weeks ending on December 26, 2009 and December 28, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

1. BASIS OF PRESENTATION (Continued)

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

        MillerCoors follows a monthly reporting calendar. The third quarter and first three quarters of 2009 consisted of three and nine months ended September 30, 2009, respectively. The third quarter of 2008 consists of the period July 1, 2008, the date of formation, to September 30, 2008.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Reclassifications and Retroactive Application of New Accounting Pronouncements

        During the first quarter of 2009, we adopted new pronouncements related to noncontrolling interests in consolidated financial statements and accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), both of which required retrospective applications. See discussions below under Adoption of New Accounting Pronouncements. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.

Adoption of New Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

        In June 2009, the FASB issued "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which reorganizes authoritative guidance and accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of the codification in the third quarter of 2009 resulted in the elimination of numerical references to authoritative guidance throughout our financial statement disclosures. Adoption of the codification did not have an impact on our consolidated financial position, results of operations or cash flows.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Business Combinations and Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

        In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for the manner in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition to new financial statements disclosures, this guidance also changes the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally affects income tax expense. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company's fiscal 2009 period, with the exception of the accounting for valuation allowances on deferred tax assets and acquired tax contingencies, for which the adoption is retrospective. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations in the first three quarters of 2009.

Fair Value Measurements and Disclosures

        The FASB issued authoritative guidance for fair value measurements in September 2006. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. Effective December 31, 2007, we adopted the provisions of the guidance for financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company (see Note 15 "FAIR VALUE MEASUREMENTS," for disclosures related to financial assets and liabilities). Effective December 29, 2008, we adopted the provisions of the guidance related to nonfinancial assets and liabilities. The adoption of these provisions did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued a statement regarding noncontrolling interests in consolidated financial statements that is effective for us beginning in fiscal year 2009. This statement requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income in the consolidated statement of operations. It also amends existing guidance to be consistent with the revised guidance for business combinations discussed above, including procedures associated with the deconsolidation of a subsidiary. As such, our adoption of this statement impacted the accounting for the deconsolidation of Brewers' Retail, Inc. ("BRI") in the first quarter of 2009. Changes to noncontrolling interests reflected in total equity during the first three quarters of 2009 resulted from

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

$2.1 million of net earnings, establishment of the non-controlling interest in Cobra Beer Partnership Ltd of $9.6 million, and the effects of deconsolidating BRI ($19.6 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant. See Note 11 "VARIABLE INTEREST ENTITIES" for further discussion. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued a pronouncement regarding disclosures about derivative instruments and hedging activities, an amendment of a previously issued statement, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures around (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the guidance and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have a material impact on the consolidated financial position, results of operations, or cash flows of the Company although it did result in additional disclosures. See Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," for further information and disclosures.

Subsequent Events

        In May 2009, the FASB issued guidance related to, subsequent events, which formalizes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (i) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

        In accordance with this guidance, we have applied these requirements to interim and annual financial periods ending after June 15, 2009.

        For the interim financial period ended September 26, 2009, subsequent events were evaluated through November 4, 2009, the date the financial statements were issued.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

        In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) that applies to all convertible debt instruments that have a "net settlement feature", which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The Company retrospectively adopted this guidance on December 29, 2008, impacting historical accounting for our 2007 2.5% Convertible Senior Notes due July 30, 2013 ("Convertible Senior Notes"). Considering interest rates applicable at the time of the Convertible Senior Notes issuance on June 15, 2007, we determined that the historical liability and equity components would have been valued using an effective 6.08% interest rate. As such the amount allocated to the long-term debt at that date is $471.1 million, and the pretax amount allocated to equity is $103.9 million. The retrospective adoption increased non-cash interest expense by $15.8 million and $8.4 million for the fifty-two weeks ended December 28, 2008 and December 30, 2007, respectively. We also will record additional non-cash interest expense representing the amortization of the debt discount on the Convertible Senior Notes in 2009 through 2013 of approximately $16 million to $18 million annually, thereby increasing the carrying value of the long-term debt to its $575 million face value at maturity in July 2013.

        During the thirteen weeks ended September 26, 2009 and September 28, 2008, we incurred additional non-cash interest expense of $4.1 million and $4.0 million, respectively. For the thirty-nine weeks ended September 26, 2009 and September 28, 2008 the amounts were $12.2 million and $11.8 million, respectively. The additional non-cash interest expense impact (net of tax) to net income per share was a decrease of $0.02 and $0.06 for each of the thirteen and thirty-nine weeks ended September 26, 2009 and September 28, 2008, respectively.

        We also incurred interest expense related to the 2.5% coupon rate of $3.6 million for both thirteen week periods ended September 26, 2009 and September 28, 2008. For the thirty-nine weeks ended September 26, 2009 and September 28, 2008 the amount was $10.8 million for each period. The combination of non-cash and cash interest resulted in an effective interest rate of 6.07% and 6.16% for the thirteen weeks ended September 26, 2009 and September 28, 2008, respectively. The effective interest rates for the thirty-nine weeks ended September 26, 2009 and September 28, 2008 were 6.04% and 6.14%, respectively.

        As of September 26, 2009 and December 28, 2008, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the Convertible Senior Notes. Long-term debt was reduced by the unamortized discount associated with the Convertible Senior Notes of $67.5 million and $79.7 million as of September 26, 2009 and December 28, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. This position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets under a previously issued statement related to goodwill and other intangible assets. For a recognized intangible asset, an entity will be required to disclose information that enables users of financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for intangible assets acquired after that date. Early adoption is prohibited. The adoption of this guidance did not have a significant impact our financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

        In April 2009, the FASB issued guidance around the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate that a transaction is orderly. This position provides additional guidance for estimating fair value in accordance with the Fair Value Measurements and Disclosures pronouncement mentioned above and addresses when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have an impact on the determination or reporting of our financial results.

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued guidance over interim disclosures about fair value of financial instruments. This guidance amends a previously issued statement regarding disclosures about fair value of financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance over interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted these disclosure requirements effective with our second quarter ended June 28, 2009. See Note 13 "DEBT," Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and Note 15 "FAIR VALUE MEASUREMENTS," for further information and disclosures. The adoption of this guidance did not have an impact on the determination or reporting of our financial results.

Recognition and Presentation of Other-Than-Temporary Impairments

        In April 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for our second quarter ended June 28, 2009. The adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

New Accounting Pronouncements Not Yet Adopted

Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued guidance regarding employers' disclosures about postretirement benefit plan assets. This guidance amends a previous statement regarding employers' disclosures about pensions and other postretirement benefits to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance is effective for our fiscal year ending December 26, 2009. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new guidance.

Amendments to FASB Interpretation, Consolidation of Variable Interest Entities

        In June 2009, the FASB issued amendments with regards to the consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for our first quarter ending March 27, 2010. While we have not yet completed our evaluation, we do not expect this adoption to have a material impact on our consolidated financial statements.

Measuring Liabilities at Fair Value

        In August 2009, the FASB amended previously issued guidance related to the fair value measurements and disclosures to provide clarification around valuation techniques to be employed in circumstances in which a quoted price for an identical liability in an active market is not available, including the impact of restrictions that prevent the transfer of the liability. This interpretation also clarifies that both a quoted price for an identical liability in an active market and the quoted price for an identical liability when traded as an asset in an active market are Level 1 fair value measurements, to the extent that no adjustments to the quoted price are required. This guidance is effective for our fourth quarter and fiscal year ending December 26, 2009. We do not expect the adoption of this guidance to have a significant impact on the determination or reporting of our financial results.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

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

  United States ("U.S.")

        As discussed in Note 1 "BASIS OF PRESENTATION," effective July 1, 2008, MillerCoors began operations. The results and financial position of our CBC business were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors represents our entire U.S. reporting segment for the thirteen and thirty-nine weeks ended September 26, 2009 and for the thirteen weeks ended September 28, 2008.

        For the first twenty-six weeks of 2008, our U.S. segment consisted of the production, marketing, and sales of the Coors and Molson portfolios of brands in the United States and Puerto Rico, presented on a consolidated basis.

  United Kingdom ("U.K.")

        The U.K. segment includes the production, marketing, and sale of our brands in the U.K. and our royalty arrangements in the Republic of Ireland. During the second quarter of 2009, we purchased a 50.1% ownership of Cobra Beer Partnership, Ltd discussed in Note 11 "VARIABLE INTEREST ENTITIES."

Non-reportable segment and other business activities

  Molson Coors International ("MCI") and Corporate

        MCI was formerly known and referred to within our financial statements as Global Brands and Market Development ("Global Markets").

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

3. SEGMENT REPORTING (Continued)

        The following table sets forth net sales by segment (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Canada(1)	$493.8	$541.7	$1,289.5	$1,513.6
U.S.(2)	—	12.9	—	1,504.8
U.K.	338.5	348.8	867.6	1,026.3
MCI and Corporate	21.4	17.7	54.5	46.1
Intersegment sales elimination(1)	—	—	—	(55.6)

Consolidated	$853.7	$921.1	$2,211.6	$4,035.2

(1)
Beginning in the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales for the nine months ended September 28, 2008, are higher than reported in prior periods due to the inclusion of $55.6 million of intersegment/intercompany sales, which were eliminated upon consolidation.

(2)
As a result of the MillerCoors formation on July 1, 2008, and MCBC's prospective equity accounting for MillerCoors, sales shown above for the thirteen weeks ended September 28, 2008, present MCBC's former U.S. segment net sales for a single day of June 30, 2008, and our proportional share of net income for the period July 1, 2008, through September 28, 2008. Sales shown for the thirty-nine weeks ended September 28, 2008, represent MCBC's former U.S. segment net sales for the twenty-six weeks ended June 29, 2008, plus net sales for a single day of June 30, 2008 and our proportional share of net income for the period July 1, 2008, through September 28, 2008.

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Unless otherwise disclosed, intersegment revenues are insignificant and eliminated in consolidation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

3. SEGMENT REPORTING (Continued)

        The following table sets forth income (loss) from continuing operations before income taxes by segment (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Canada	$135.7	$148.0	$322.1	$364.7
U.S.(1)	101.2	110.5	332.4	215.9
U.K.	32.4	30.5	65.0	44.9
MCI and Corporate	1.4	(65.3)	(134.9)	(235.8)

Consolidated	$270.7	$223.7	$584.6	$389.7

(1)
As a result of the MillerCoors formation on July 1, 2008, MCBC's equity investment in MillerCoors now represents our U.S. operating segment.

        The following table sets forth total assets by segment (in millions):

	As of
	September 26, 2009	December 28, 2008
Canada	$6,162.4	$5,688.1
U.S.	2,588.1	2,418.7
U.K.	2,223.7	2,024.2
MCI and Corporate	507.4	247.1
Discontinued operations	9.6	8.5

Total assets	$11,491.2	$10,386.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

4. EQUITY INVESTMENTS

MillerCoors

        Summarized financial information for MillerCoors is as follows (in millions):

Condensed balance sheet

	As of
	September 30, 2009	December 31, 2008
Current assets	$912	$849
Noncurrent assets	8,924	8,853

Total assets	$9,836	$9,702

Current liabilities	$947	$1,034
Noncurrent liabilities	1,309	1,412

Total liabilities	2,256	2,446
Shareholders' investment	7,554	7,227
Noncontrolling interests	26	29

Total shareholders' investment	7,580	7,256

Total liabilities and shareholders' investment	$9,836	$9,702

Results of operations

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	$2,009.5	$1,949.7	$5,862.1	$1,949.7
Cost of goods sold	(1,266.6)	(1,236.9)	(3,618.8)	(1,236.9)

Gross profit	$742.9	$712.8	$2,243.3	$712.8
Operating income	$232.2	$171.1	$759.4	$171.1
Net income attributable to MillerCoors	$229.7	$168.2	$740.6	$168.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

4. EQUITY INVESTMENTS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method (in millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Net income attributable to MillerCoors	$229.7	$168.2	$740.6	$168.2
MCBC economic interest	42%	42%	42%	42%

MCBC proportionate share of MillerCoors net income	96.5	70.6	311.1	70.6
Accounting policy elections(1)	—	31.8	7.3	31.8
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	2.4	6.0	9.3	6.0
Share-based compensation adjustment(3)	2.3	(1.9)	4.7	(1.9)

Equity Income in MillerCoors	$101.2	$106.5	$332.4	$106.5

(1)
MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed. These adjustments reflect the favorable impact to our investment as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed CBC inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had previously been applied. This adjustment has been phased in over the expected turnover of the related inventories; which was concluded in the first quarter of 2009.

(2)
MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors and Miller) by approximately $633.4 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

4. EQUITY INVESTMENTS (Continued)

(3)
The net adjustment is to record all stock-based compensation associated with preexisting equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the thirteen weeks ended September 26, 2009, we had $9.1 million of sales of beer to MillerCoors and $3.0 million of purchases of beer from MillerCoors. For the thirty-nine weeks ended September 26, 2009, we had $30.3 million of sales of beer to MillerCoors and $7.3 million of purchases of beer from MillerCoors. During the thirteen and thirty-nine weeks ended September 28, 2008, we had $28.4 million of sales of beer to MillerCoors and $1.4 million of purchases of beer from MillerCoors.

        For the thirteen weeks ended September 26, 2009, we recorded $2.2 million of service agreement and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors. For the thirty-nine weeks ended September 26, 2009, we had $8.5 million of service agreement and other charges to MillerCoors and $1.1 million of service agreement costs from MillerCoors. We did not record charges related to these items during the thirteen or thirty-nine weeks ended September 28, 2008.

        As of September 26, 2009 and December 28, 2008, we had $7.1 million and $20.2 million net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Montréal Canadiens

        As of September 26, 2009, Molson Hockey Holdings Inc. ("MHHI"), a wholly-owned subsidiary of the Company, owned a 19.9% common ownership interest in the Montréal Canadiens professional hockey club (the "Club"). An independent party owned the controlling 80.1% common ownership interest in the Club. During the third quarter, Racine Limited Partnership / Société en commandite Racine ("Racine"), an investment group involving certain members of the Molson family, reached agreement with the majority owners to purchase the controlling 80.1% common ownership interest in the Club, as well as the Bell Centre arena in Montréal.

        The general partner of Racine and one of its limited partners are entities affiliated with Andrew and Geoff Molson who are both members of the board of directors of the Company. Geoff and Andrew Molson are among the directors of the entity that is the general partner of Racine's general partner.

Subsequent Event

        In connection with Racine's purchase of the Club and the Bell Centre, on October 9, 2009, MHHI entered into an agreement to sell its 19.9% common ownership interest in the Montréal Canadiens to Racine. Closing of the transaction is subject to the approval by the National Hockey League as well as other customary conditions. Upon closing of the transaction, the Company will receive net proceeds estimated at approximately $63 million (CAD) which is equal to the sale price for the Company's interest reduced by a portion of debt obligations of the Club assumed by the buyer. The Company will retain its guarantee obligations related to the new owners' rent obligations for the land underneath the Bell Centre. We expect to record a gain of approximately $50 million (CAD) on the sale in the fourth quarter of 2009 or the first quarter 2010. In addition, the existing sponsorship agreement between the Company and the Montréal Canadiens remains in place.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

4. EQUITY INVESTMENTS (Continued)

        As a result, the sale is a related party transaction. Any ongoing related party activities with Racine will be disclosed as required.

5. SHARE-BASED PAYMENTS

        During the first three quarters of 2009 and 2008, we recognized share-based compensation related to the following Class B common share awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan: restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

        The following table summarizes components of the equity-based compensation recorded as expense (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Stock options and SOSARs
Pre-tax compensation expense	$0.7	$2.3	$5.3	$9.1
Tax benefit	(0.2)	(0.7)	(1.6)	(2.8)

After-tax compensation expense	$0.5	$1.6	$3.7	$6.3

RSUs and DSUs
Pre-tax compensation expense	$4.5	$8.2	$11.4	$14.0
Tax benefit	(1.3)	(2.6)	(3.2)	(4.4)

After-tax compensation expense	$3.2	$5.6	$8.2	$9.6

PUs and PSUs
Pre-tax compensation expense	$1.8	$—	$2.7	$34.3
Tax benefit	(0.4)	—	(0.6)	(9.9)

After-tax compensation expense	$1.4	$—	$2.1	$24.4

Total after-tax compensation expense	$5.1	$7.2	$14.0	$40.3

        PUs were granted for the first time during the second quarter of 2009. Participating employees are granted PUs based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of a specified adjusted earnings per share target. Adjusted earnings per share is an internal measure calculated from our actual diluted earnings per share adjusted for special items and other significant benefits or charges as approved by the Company's compensation committee. Upon satisfaction of the vesting requirement, the PU award value is calculated by multiplying the number of PUs granted by actual cumulative adjusted earnings per share over the specific performance period. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing MCBC Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting rights. We are unable to predict the vesting date share price and as a result, have determined that the PUs

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

5. SHARE-BASED PAYMENTS (Continued)

will be accounted for as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense will arise primarily from changing estimates of adjusted earnings per share. Changes in MCBC Class B common stock prices during the vesting period will not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated award value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting periods range from one to three years.

        During the second quarter of 2009, we granted 2.4 million PUs, all of which were outstanding as of September 26, 2009. The aggregate intrinsic value of PUs outstanding at September 26, 2009 was $15.3 million. Total compensation expense recognized for PUs for the thirteen and thirty-nine weeks ended September 26, 2009, totaled $1.8 million and $2.7 million, respectively.

        PSU awards were granted March 16, 2006 and were earned over the estimated expected term to achieve projected financial targets, which were established at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets associated with the outstanding PSU awards, we recognized the remaining $34.3 million expense before taxes in the first quarter of 2008. PSUs were granted at the market value of our stock on the date of the grant. There were no PSU awards outstanding as of September 26, 2009.

        We record the fair value impact related to stock-based compensation for former CBC employees, now employed by MillerCoors who hold previously granted MCBC stock-awards, on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. The mark-to-market stock-based compensation expense before tax, related to MCBC equity awards, during the thirteen and thirty-nine weeks ended September 26, 2009, was $1.3 million and $2.6 million, respectively.

        As of September 26, 2009, there was $39.6 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years. During the thirty-nine weeks ended September 26, 2009, cash received from stock option exercises was $25.5 million and the total tax benefit to be realized for the tax deductions from these option exercises was $18.2 million.

        As of September 26, 2009, there were 0.5 million shares of our stock approved by the Board of Directors and available for the issuance of stock options, SOSARs, LOSARs, RSUs, DSUs, PUs and PSUs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

5. SHARE-BASED PAYMENTS (Continued)

        The following table represents the summary of stock options and SOSARs outstanding at September 26, 2009, and the activity during the first thirty-nine weeks of 2009 (in millions, except for per share amounts and years):

	Outstanding options	Weighted-average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 28, 2008	8.3	$35.60	5.22	$95.3
Granted	0.7	$36.37
Exercised	(0.8)	$44.54
Forfeited	(0.1)	$45.07

Outstanding as of September 26, 2009	8.1	$36.37	5.03	$98.2

Excercisable at September 26, 2009	6.8	$34.40	4.17	$93.7

        The total intrinsic value of options exercised during the thirty-nine weeks ended September 26, 2009 and September 28, 2008 was $10.9 million and $37.8 million, respectively.

        The following table represents non-vested RSUs and DSUs at September 26, 2009, and the activity during the first thirty-nine weeks of 2009 (in millions, except per share amounts):

	Shares	Weighted-average grant date fair value per share
Non-vested as of December 28, 2008	1.1	$48.06
Granted	0.2	$41.96
Vested	(0.3)	$35.54
Forfeited	—	$52.52

Non-vested as of September 26, 2009	1.0	$49.63

        Total fair values of RSUs and DSUs that vested during the thirty-nine weeks ended September 26, 2009, were $10.3 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

5. SHARE-BASED PAYMENTS (Continued)

        The fair values of each option and SOSAR granted in the first three quarters of 2009 and 2008, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 26, 2009(1)	September 28, 2008	September 26, 2009	September 28, 2008
Risk-free interest rate	—	3.27%	2.46%	3.07%
Dividend yield	—	1.45%	2.28%	1.39%
Volatility range	—	25.3% - 26.4%	28.7% - 28.9%	25.3% - 26.4%
Weighted-average volatility	—	25.54%	28.88%	25.40%
Expected term (years)	—	3.5 - 7.0	5.0 - 7.0	3.5 - 7.0

(1)
There were no equity awards granted that required a fair value calculation for the thirteen weeks ended September 26, 2009.

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

        Our expected term represents the period of time that options granted are expected to be outstanding based on historical option exercise activity and employee post-vesting cancellations within the valuation model. Separate groups of employees with differing historical exercise behavior were segregated for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the yield on a U.S. Treasury zero-coupon of comparable duration.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

Summary of Special Items

        The table below summarizes special items recorded by program (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Canada—Restructuring, exit and other related costs associated with the Edmonton and Montréal breweries	$3.8	$3.0	$7.5	$4.9
Canada—Pension curtailment	—	—	5.3	—
U.S.—Costs associated with the MillerCoors joint venture	—	—	—	37.9
U.S.—Impairment of Molson brands intangible asset	—	—	—	50.6
U.S.—Impairment of fixed assets	—	—	—	2.6
U.S.—Gain on sale of distribution business	—	—	—	(21.8)
U.K.—Restructuring charge	0.2	2.6	2.2	7.3
U.K.—Costs associated with Cobra Beer partnership	—	—	5.7	—
U.K.—Gain on sale of non-core business	—	(2.7)	—	(2.7)
U.K.—Other, including certain exit costs	—	0.3	—	0.8
MCI and Corporate—Costs associated with outsourcing and other strategic initiatives	0.3	11.6	0.9	29.2
MCI and Corporate—Costs associated with MillerCoors joint venture	—	10.0	—	27.3

Total special items	$4.3	$24.8	$21.6	$136.1

Canada Segment

        During the third quarter of 2009, the Canada segment recognized $0.2 million of restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' 2008 decision to produce Blue Moon products at its breweries in the U.S. The segment also recognized $3.6 million of other costs, including a $3.5 million impairment of the held-for-sale value of the former Edmonton brewery due to effect of real estate market declines.

        During the third quarter of 2008, the Canada segment recognized $0.7 million of restructuring costs associated with a company-wide effort to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The Canada segment also recognized $0.4 million of costs associated with maintaining and preparing the closed Edmonton brewery for sale and a $1.9 million impairment related to certain Montréal brewery assets.

        During the first three quarters of 2009, the Canada segment recognized a $5.3 million pension curtailment loss (see Note 16 "PENSION AND OTHER POSTRETIREMENT BENEFITS") and $3.1 million of restructuring costs associated with employee terminations at the Montréal brewery

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

driven by MillerCoors' 2008 decision to produce Blue Moon products at its breweries in the U.S. The segment also recognized $4.4 million of Edmonton brewery site preparation and impairment closure costs during the first three quarters of 2009. During the first three quarters of 2008, and in addition to the charges incurred during the third quarter of 2008, we recognized a total of $2.1 million of costs associated with the closure of the Edmonton brewery.

        The following summarizes the activity in the Canada segment restructuring accruals (in millions):

Severance and other employee-related costs
Balance at December 28, 2008	$1.4
Charges incurred	3.1
Payments made	(3.5)
Foreign currency and other adjustments	0.2

Balance at September 26, 2009	$1.2

U.S. Segment

        As discussed in Note 1 "BASIS OF PRESENTATION," effective July 1, 2008, MillerCoors LLC began operations. MCBC's equity income in MillerCoors includes our former U.S. operating segment results, including special items.

        Prior to the formation of MillerCoors on July 1, 2008, the U.S. segment recognized an impairment of an intangible asset of $50.6 million associated with Molson brands sold in the U.S. The U.S. also recognized $37.9 million of costs associated specifically with the MillerCoors transaction, $30.3 million of which were related to employee retention costs, and $7.6 million of which were related to integration planning. Also, impairment charges related to fixed assets at the Golden brewery of $2.6 million were recorded, and a net gain of $21.8 million on the sale of two corporate beer distributorships. We sold our Boise, Idaho, beer distributorship for $25.2 million, resulting in a gain of $24.2 million.

        All restructuring liabilities related to the U.S. operating business were assumed by MillerCoors on July 1, 2008.

U.K. Segment

        The U.K. segment recognized $0.2 million and $2.6 million of employee termination costs in the 2009 and 2008 third quarters, respectively. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. The U.K. segment recognized $2.5 million of costs associated with the Cobra Beer Partnership, Ltd. acquisition for the thirty-nine weeks ended September 26, 2009 (see Note 11 "VARIABLE INTEREST ENTITIES"). The U.K. segment also recognized employee severance costs of $3.2 million related to individuals not retained subsequent to the Cobra Beer Partnership, Ltd. acquisition for the thirty-nine weeks ended September 26, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

        Amounts recognized for the thirty-nine weeks ended September 28, 2008, included a gain of $2.7 million on the sale of a non-core business in the third quarter and $7.3 million of costs associated with the similar cost-saving restructuring efforts discussed above for the third quarter of 2008.

        The following summarizes the activity in the U.K. segment restructuring accruals (in millions):

Severance and other employee-related costs
Balance at December 28, 2008	$2.1
Charges incurred	5.2
Payments made	(5.3)
Foreign currency and other adjustments	0.3

Balance at September 26, 2009	$2.3

MCI and Corporate

        During the third quarter of 2008, MCI and Corporate recognized costs associated with the formation of MillerCoors of $10.0 million, consisting primarily of outside professional services related to the planning and integration efforts involved in the start-up of MillerCoors. Additionally, in January 2008 we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back office functions in all of our operating segments and in our corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. During the thirteen weeks ended September 28, 2008, we incurred $5.2 million of external transition costs associated with this outsourcing initiative. In the third quarter of 2008 we incurred $6.4 million of costs associated with efforts associated with other strategic initiatives.

        During the first three quarters of 2009, we incurred $0.9 million of costs associated with other strategic initiatives. During the first three quarters of 2008, MCI and Corporate recognized costs related with the formation of MillerCoors of $27.3 million and incurred $29.2 million of external transition costs associated with our outsourcing and other strategic initiatives.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

7. OTHER INCOME AND EXPENSE

        The table below summarizes other income and expense (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Equity loss of other unconsolidated affiliates, net	$(1.0)	$(1.5)	$(3.1)	$(0.3)
Gains from foreign exchange and derivatives	57.6	12.2	30.7	9.4
Losses on non-operating leases, net	(0.8)	(0.2)	(1.8)	(1.0)
Environmental litigation provisions	—	(3.6)	(1.0)	(3.6)
(Losses) gains on disposals of non-operating long-lived assets	—	(0.1)	—	1.8
Other, net	0.1	0.9	4.3	0.1

Other income, net	$55.9	$7.7	$29.1	$6.4

        During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer (see Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"). Included in the amount presented in the table above in "Gains from foreign exchange and derivatives," is the $59.3 million and $24.8 million net gain recognized on the fair value of the swap during the thirteen and thirty-nine weeks ended September 26, 2009, respectively. The gains are partially offset and supplemented by realized and unrealized foreign currency gains for the thirteen and thirty-nine weeks ended September 26, 2009, respectively.

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

        We recognized a loss from discontinued operations of $9.0 million for the third quarter of 2009 and a gain of $3.2 million in the third quarter of 2008. For the thirty-nine weeks ended September 26, 2009, and September 28, 2008, we recognized losses of $12.9 million and $18.1 million, respectively. The losses for the periods presented were associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 17 "COMMITMENTS AND CONTINGENCIES."

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

9. INCOME TAX

        Our effective tax rate for the third quarter of 2009 was approximately 9%. This rate was below our prior full year outlook due to the favorable resolution of unrecognized tax positions in the quarter, which was one quarter earlier than anticipated. Looking forward, we anticipate that our 2009 full-year effective tax rate will be in the range of (2%) to 2%. Our anticipated full-year rate is lower than our previous guidance due to the favorable resolution of unrecognized tax positions that the Company effectively settled early in the beginning of the fourth quarter of 2009.

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

        During the third quarter of 2009, a valuation allowance of $9 million was released in the UK segment. The release relates to a deferred tax asset for capital loss carryforwards, which the Company now believes would be recognizable in a future period.

        As of December 28, 2008, we had $229.5 million of unrecognized tax benefits. Since December 28, 2008, unrecognized tax benefits decreased by $55.5 million, of which $28.7 million occurred in the third quarter. This reduction is net of increases due to additional unrecognized tax benefits and interest accrued for the current year and decreases primarily due to certain tax years closing or being effectively settled, fluctuations in foreign exchange rates, and payments made to tax authorities with regard to unrecognized tax benefits during the first three quarters of 2009. This results in a total unrecognized tax benefit of $174.0 million as of September 26, 2009. During the remainder of 2009, the Company expects to recognize approximately $100 million to $110 million of non-cash income tax benefit due primarily to the favorable resolution of unrecognized tax positions on intercompany transactions that the Company effectively settled early in the fourth quarter.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2006 are closed or have been effectively settled through examination in the U.S. The Internal Revenue Service has commenced examination of the 2007 to 2008 tax years. We expect the examination of the 2007 tax year to conclude in late 2009, and we expect the examination of the 2008 tax year to conclude in early 2010. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax year 2005 is currently under examination in Canada and is expected to settle in late 2009. Tax years through 2006 are closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

10. EARNINGS PER SHARE ("EPS")

        Basic net income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, PSUs and DSUs, calculated using the treasury stock method. For the thirteen and thirty-nine weeks ended September 26, 2009, diluted net income per share was not impacted by our convertible debt and related warrants outstanding as they were not in the money for the thirteen and thirty-nine weeks ended September 26, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS (in millions except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Amounts attributable to MCBC
Income from continuing operations, net of tax	$244.3	$168.1	$511.2	$303.2
(Loss) income from discontinued operations, net of tax	(9.0)	3.2	(12.9)	(18.1)

Net income attributable to MCBC	$235.3	$171.3	$498.3	$285.1

Weighted average shares for basic EPS	184.6	183.5	184.2	182.3
Effect of dilutive securities:
Stock options, LOSARs and SOSARs	1.3	1.8	1.0	2.1
RSUs, PSUs and DSUs	0.3	0.4	0.4	1.1

Weighted average shares for diluted EPS	186.2	185.7	185.6	185.5

Basic income (loss) per share:
Continuting operations attributable to MCBC	$1.32	$0.91	$2.78	$1.66
Discontinued operations attributable to MCBC	(0.05)	0.02	(0.07)	(0.10)

Net income attributable to MCBC	$1.27	$0.93	$2.71	$1.56

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$1.31	$0.90	$2.75	$1.63
Discontinued operations attributable to MCBC	(0.05)	0.02	(0.07)	(0.10)

Net income attributable to MCBC	$1.26	$0.92	$2.68	$1.53

Dividends per share	$0.24	$0.20	$0.68	$0.56

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Stock options, SOSARs and RSUs(1)	0.6	0.4	0.7	0.2
PUs—2.4 million units outstanding at September 26, 2009(2)	—	—	—	—
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(3)	10.5	10.5	10.5	10.5
Warrants to issue Class B common shares(3)	10.5	10.5	10.5	10.5

Total anti-dilutive securities	21.6	21.4	21.7	21.2

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

(2)
All necessary performance conditions required have not yet been achieved (see Note 5 "SHARE-BASED PAYMENTS").

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

        Effective December 29, 2008, we adopted guidance in regards to determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares; therefore the adoption had no impact to our financial statements or earnings per share calculation.

11. VARIABLE INTEREST ENTITIES

Brewers' Retail Inc.

        Brewers' Retail, Inc. (BRI) is a beer distribution and retail network for the Ontario region of Canada, owned by MCC, Labatt and Sleeman brewers. BRI is a variable interest entity, and operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring frequent evaluations as to primary

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

11. VARIABLE INTEREST ENTITIES (Continued)

beneficiary status. Acquisition activity by another BRI owner caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary. As a result, we deconsolidated BRI from our financial statements during the first quarter of 2009.

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

Cobra Beer Partnership, Ltd

        During the second quarter of 2009, MCBC-UK purchased 50.1% of Cobra Beer Partnership, Ltd ("CBPL"), which owns the United Kingdom and world-wide rights to the Cobra beer brand (with the exception of the Indian sub-continent area). The addition of the Cobra beer brands broadens our specialty beer portfolio and provides access to additional on-premise outlets (primarily ethnic restaurants) in the U.K. MCBC-UK paid GBP £12.0 million (USD $19.6 million) for its controlling 50.1% interest in CBPL, and incurred a GBP £2.0 million (USD $3.2 million) charge for employee termination costs after the completion of the acquisition. The non-controlling interest is held by the founder of the Cobra beer brand. The acquisition resulted in the recognition of goodwill of $7.3 million and other intangible assets of $20.8 million. We consolidate the results and financial position of CBPL and it is reported within our U.K. operating segment. We have not presented pro forma information, as the acquisition of CBPL is not material to our results of operations or financial position.

12. GOODWILL AND INTANGIBLE ASSETS

        The following summarizes the change in goodwill for the thirty-nine weeks ended September 26, 2009 (in millions):

Balance at December 28, 2008	$1,298.0
Business acquisition	7.3
Foreign currency translation	136.1

Balance at September 26, 2009	$1,441.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

12. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following summarizes goodwill allocated between our reportable segments (in millions):

	As of
	September 26, 2009	December 28, 2008
Canada	$687.8	$614.8
U.K.	753.6	683.2

Consolidated	$1,441.4	$1,298.0

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2009 and determined that there were no impairments of goodwill or other indefinite-lived intangible assets.

        The following table presents details of our intangible assets, other than goodwill, as of September 26, 2009 (in millions):

	Useful life	Gross	Accumulated amortization	Net
	(Years)
Intangible assets subject to amortization:
Brands	2 - 40	$287.0	$(132.8)	$154.2
Distribution rights	2 - 23	322.9	(182.4)	140.5
Patents and technology, distribution channels and customer relationships	3 - 10	35.8	(21.5)	14.3
Intangible assets not subject to amortization:
Brands	Indefinite	3,120.6	—	3,120.6
Distribution networks	Indefinite	927.2	—	927.2
Other	Indefinite	15.5	—	15.5

Total		$4,709.0	$(336.7)	$4,372.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

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

        The incremental change in the gross carrying amounts of intangibles from December 28, 2008 to September 26, 2009, is primarily due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies and the impact of the 50.1% purchase of CBPL.

        Based on foreign exchange rates as of September 26, 2009, the estimated future amortization expense of finite-lived intangible assets is as follows for the next five years (in millions):

Amount
2009—remaining	$10.6
2010	$42.5
2011	$41.3
2012	$29.4
2013	$29.0

        Amortization expense of intangible assets was $10.6 million and $29.6 million for the thirteen and thirty-nine weeks ended September 26, 2009, and $11.1 million and $34.0 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

13. DEBT

        The table below summarizes total debt (in millions):

	As of
	September 26, 2009	December 28, 2008
Senior notes:
U.S. $44.6 million 6.375% due 2012	$45.3	$45.5
U.S. $300 million 4.85% due 2010	300.0	300.0
CAD $900 million 5% due 2015	823.8	735.3
U.S. $575 million Convertible debt 2.5% due 2013(1)	507.6	495.3
Other notes payable issued by:
BRI joint venture CAD $200 million 7.5% due 2011(2)	—	176.0

Total long-term debt (including current portion)	1,676.7	1,752.1
Less: current portion of long-term debt	(300.1)	(0.1)

Total long-term debt	$1,376.6	$1,752.0

Total fair value	$1,849.6	$1,817.5

(1)
See Note 2 "NEW ACCOUNTING PRONOUNCEMENTS," for further discussion regarding the changes in accounting for convertible debt instruments.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        In addition to entering into derivatives as a part of our risk management strategy, we occasionally transact derivatives for other strategic purposes. At September 26, 2009, we held cash settled total return swaps.

Counterparty Risk

        While, by policy, the counterparties for any of the financial derivatives we enter into are major institutions with investment grade credit ratings of at least A- (Standard & Poor's), A3 (Moody's) or better, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

        To manage this risk, we have established counterparty credit policy and guidelines that are monitored and reported to management according to prescribed guidelines. We utilize a portfolio of institutions either headquartered or operating in the same countries we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and MCBC non-performance risk.

Derivative Accounting Policies

Overview

        The majority of all derivative contracts entered into by the Company qualify for, and are designated as cash flow hedges, in accordance with FASB issued guidance.

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

        The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as defined in the guidance. As of September 26, 2009, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        When we discontinue hedge accounting prospectively, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the existing gain or loss on the derivative remains in accumulated other comprehensive income ("AOCI") and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in AOCI are recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet until maturity, recognizing future changes in the fair value in current period earnings.

Presentation

        Derivatives are recognized on the balance sheet at their fair value. See our discussion regarding fair value measurements in Note 15 "FAIR VALUE MEASUREMENTS". The fair values of our derivatives include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. These adjustments resulted in a $4 million net increase as of September 26, 2009 to other comprehensive income ("OCI"), as the fair value of these derivatives was in a net liability position. This represents a $3 million net decrease year to date, as these adjustments resulted in a $7 million net increase to OCI as of December 28, 2008.

        In accordance with FASB issued guidance, we do not record the fair value of derivatives for which we have elected the NPNS election. We account for these contracts on an accrual basis, recording realized settlements related to these contracts to the same financial statement line items as the corresponding transaction.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        On April 10, 2007, we entered into several cross currency swaps that mature in May 2012 to hedge the foreign currency impact of intercompany GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the intercompany loans that may fluctuate or be uncertain due to changes in the GBP to CAD exchange rate. The notional amount of the swaps is GBP £530 million (CAD $1.2 billion at inception). The swaps also call for an exchange of fixed GBP interest receipts for fixed CAD interest payments. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future CAD interest and principal payments that results from changes in the GBP to CAD exchange rates on an intercompany loan between our U.K. and Corporate segments.

        As of September 26, 2009, we are also a party to other cross currency swaps totaling GBP £530 million (USD $774 million at inception). The swaps included an initial exchange of principal and will require final principal exchange in May 2012. The swaps call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to our counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts that results from changes in the USD to GBP exchange rates on an intercompany loan between our U.K. and Corporate segments.

Forward Starting Interest Rate Swaps

        In order to manage our exposure to the volatility of the interest rates associated with the future interest payments on a forecasted debt refinance, we have transacted forward starting interest rate swap. These swaps have a total notional value of CAD $200 million with an average fixed rate of 3.3%.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Commodity Swaps

        As of period end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. These contracts are either marked-to-market, with changes in fair value recognized in cost of goods sold, or have been designated as cash flow hedges of forecasted natural gas purchases. The fair value of these swaps depends upon the market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases up to twenty-four months in advance.

Total Return Swaps

        In 2008, we entered into a series of cash settled total return swaps. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. MCBC is not applying hedge accounting to these swaps, which are, therefore, marked-to-market each period. All unrealized gains and losses related to these swaps are recorded directly to the income statement and are classified as other income (expense) in MCI and Corporate.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        Due to the nature of agreements with our counterparties, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts at fair value, without the benefit of netting the fair value of any in-the-money positions against this exposure.

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

        We may be required to post collateral with our counterparty if our total return swaps are in an out-of-the-money position. If our credit ratings with Moody's and Standard and Poor's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for the portion of the out-of-the-money liability exceeding a pre-established threshold. If our credit ratings fall below investment grade with both ratings services, we must post collateral for the entire out-of-the-money liability. As of September 26, 2009, our total return swaps were in-the-money, therefore we did not have any collateral posted with our counterparty.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet as of September 26, 2009 and the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 26, 2009.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of September 26, 2009
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,990.8	Other current assets	$—	Accrued expenses	$(32.2)
		Other assets	—	Long term derivative liability	(322.4)
Forward starting interest rate swaps	USD 183.3	Other current assets	3.8	Accrued expenses	—
Foreign currency forwards	USD 342.8	Other current assets	9.4	Accrued expenses	(3.8)
		Other assets	3.7	Long term derivative liability	(5.5)
Commodity swaps	Gigajoules 0.8	Other current assets	—	Accrued expenses	(1.3)
		Other assets	—	Long term derivative liability	—

Total derivatives designated as hedging instruments			$16.9		$(365.2)

Derivatives not designated as hedging instruments:
Total return swap	AUD 496.5	Other current assets	$29.4	Accrued expenses	$—
Diesel swaps	Liters 0.8	Other current assets	—	Accrued expenses	(0.2)
Commodity swaps	Gigajoules 0.5	Other current assets	—	Accrued expenses	(3.1)
		Other assets	—	Long term derivative liability	(0.3)

Total derivatives not designated as hedging instruments			$29.4		$(3.6)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

For the Thirteen Weeks Ended September 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$1.9	Other income (expense), net	$14.9	Other income (expense), net	$—
		Interest expense, net	(2.0)	Interest expense, net	—
Forward starting interest rate swaps	(2.4)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(17.2)	Other income (expense), net	(0.6)	Other income (expense), net	—
		Cost of goods sold	2.8	Cost of goods sold	—
		General and administrative expenses	(0.2)	General and administrative expenses	—
Commodity swaps	0.6	Cost of goods sold	(1.0)	Cost of goods sold	—

Total	$(17.1)		$13.9		$—

Note:
Amounts recognized in AOCI are gross of taxes

For the Thirty-Nine Weeks Ended September 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$(1.3)	Other income (expense), net	$(106.6)	Other income (expense), net	$—
		Interest expense, net	(3.3)	Interest expense, net	—
Forward starting interest rate swaps	3.4	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(49.3)	Other income (expense), net	4.6	Other income (expense), net	—
		Cost of goods sold	13.3	Cost of goods sold	—
		General and administrative expenses	(0.3)	General and administrative expenses	—
Commodity swaps	0.6	Cost of goods sold	(2.7)	Cost of goods sold	—

Total	$(46.6)		$(95.0)		$—

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Other Derivatives (in millions)

For the Thirteen Weeks Ended September 26, 2009
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$59.3
Physical commodity contracts	Cost of goods sold	(7.0)

		$52.3

For the Thirty-Nine Weeks Ended September 26, 2009
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income (expense), net	$24.8
Physical commodity contracts	Cost of goods sold	(8.0)

		$16.8

15. FAIR VALUE MEASUREMENTS

        The table below summarizes our assets and liabilities that were measured at fair value as of September 26, 2009. Derivative liabilities are financial instruments measured at fair value on a recurring basis, and the principles of new fair value measurements and disclosures were applied to their balances during the first phase of adoption in 2008. See Note 2 "NEW ACCOUNTING PRONOUNCEMENTS."

        The guarantees related to indemnity obligation incurred upon the sale of the Kaiser business in Brazil to FEMSA are discussed in more detail in Note 17 "COMMITMENTS AND CONTINGENCIES." Certain of those indemnity obligations are considered to be probable losses and are carried at the best estimate of the loss ($137.7 million as of September 26, 2009), as opposed to fair value. The remainder of the Kaiser indemnity obligations ($24.0 million as of September 26, 2009) are less than probable and the reserve is an estimate of the fair value of our obligation to stand ready to perform under the guarantees. It is these fair value reserves that are shown below as utilizing Level 3 inputs.

        The guarantee related to BRI's debt obligation was recorded during the first quarter of 2009 upon the deconsolidation of and initiation of equity method accounting for BRI. See Note 11 "VARIABLE INTEREST ENTITIES," for a discussion of the deconsolidation of BRI and associated fair value measurements.

        The FASB issued guidance for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

15. FAIR VALUE MEASUREMENTS (Continued)

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

        The following presents our assets and (liabilities) that are measured at fair value based on a recurring and non-recurring basis (in millions):

		Fair Value Measurements at September 26, 2009 Using
	Total carrying value at September 26, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring measurements:
Derivatives liabilities, net	$(322.5)	$—	$(322.5)	$—
Nonrecurring measurements:
Guarantee—Kaiser indemnity obligation(1)	(24.0)	—	—	(24.0)
Guarantee—BRI debt obligations(1)(2)	(87.0)	—	—	(87.0)
Equity Investment—BRI(1)(3)	(18.6)	—	—	(18.6)
Edmonton Brewery(4)	5.5	—	—	5.5

Total	$(446.6)	$—	$(322.5)	$(124.1)

(1)
Non-financial assets and liabilities for which the fair value provisions were applied during the first quarter of 2009.

(2)
Represents MCBC's proportionate share of BRI's debt obligations, adjusted for the risk of our non-performance.

(3)
Represents our proportionate share to fund the operations of BRI.

(4)
Represents held-for-sale value of the former Edmonton brewery.

        See Note 8 "DISCONTINUED OPERATIONS" and Note 17 "COMMITMENTS AND CONTINGENCIES" for further discussion related to Kaiser indemnity obligations. See Note 11 "VARIABLE INTEREST ENTITIES" for further discussion related to BRI. See Note 6 "UNUSUAL OR INFREQUENT ITEMS" for further discussion related to the impairment of Edmonton Brewery.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

15. FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes items that are valued on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Rollforward of Derivative liabilities, net
Balance at December 28, 2008	$10.5
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	—
Transfers in/out of Level 3	(10.5)

Balance at September 26, 2009	$—

        The carrying amounts of our cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value as recorded due to the short-term maturity of these instruments. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates, adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities), see Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Assuming current market rates for similar instruments, the fair value of long-term debt is presented in Note 13 "DEBT."

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The net periodic pension costs under retirement plans and other postretirement benefits were as follows (in millions):

	Thirteen Weeks Ended September 26, 2009
	Canada plans	U.S. plans	U.K. plans	Total
Defined Benefit Plans
Service cost	$3.5	$—	$1.2	$4.7
Interest cost	16.8	0.1	28.3	45.2
Expected return on plan assets	(16.6)	—	(32.2)	(48.8)
Amortization of prior service cost	0.1	—	—	0.1
Less expected participant contributions	(0.5)	—	(0.1)	(0.6)

Net periodic pension cost (benefit)	$3.3	$0.1	$(2.8)	$0.6

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$0.7
Interest cost on projected benefit obligation	2.2	—	—	2.2
Amortization of prior service benefit	(0.7)	—	—	(0.7)
Amortization of net actuarial gain	(0.3)	—	—	(0.3)

Net periodic postretirement benefit cost	$1.8	$0.1	$—	$1.9

	Thirteen Weeks Ended September 28, 2008
	Canada plans	U.S. plans	U.K. plans	Total
Defined Benefit Plans
Service cost	$8.1	$—	$6.7	$14.8
Interest cost	23.7	—	32.4	56.1
Expected return on plan assets	(30.2)	—	(38.1)	(68.3)
Administrative expenses	0.6	—	1.2	1.8
Amortization of prior service cost (benefit)	0.4	—	(0.5)	(0.1)
Amortization of net actuarial loss	—	—	0.3	0.3
Less expected participant contributions	(0.7)	—	(1.1)	(1.8)

Net periodic pension cost	$1.9	$—	$0.9	$2.8

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.4	$—	$—	$2.4
Interest cost on projected benefit obligation	3.9	—	—	3.9
Amortization of net actuarial loss	0.1	—	—	0.1

Net periodic postretirement benefit cost	$6.4	$—	$—	$6.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Thirty-Nine Weeks Ended September 26, 2009
	Canada plans	U.S. plans	U.K. plans	Total
Defined Benefit Plans
Service cost	$11.3	$—	$3.4	$14.7
Interest cost	52.2	0.3	79.5	132.0
Expected return on plan assets	(51.2)	—	(90.4)	(141.6)
Amortization of prior service cost	0.6	—	—	0.6
Amortization of net actuarial loss	0.1	0.4	—	0.5
Curtailment loss	5.3	—	—	5.3
Less expected participant contributions	(1.4)	—	(0.3)	(1.7)

Net periodic pension cost (benefit)	$16.9	$0.7	$(7.8)	$9.8

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.3	$0.1	$—	$2.4
Interest cost on projected benefit obligation	7.0	0.1	—	7.1
Amortization of prior service benefit	(1.7)	—	—	(1.7)
Amortization of net actuarial gain	(0.7)	—	—	(0.7)

Net periodic postretirement benefit cost	$6.9	$0.2	$—	$7.1

	Thirty-Nine Weeks Ended September 28, 2008
	Canada plans	U.S. plans	U.K. plans	Total
Defined Benefit Plans
Service cost	$24.8	$8.3	$20.8	$53.9
Interest cost	72.6	29.9	100.1	202.6
Expected return on plan assets	(92.6)	(35.1)	(117.7)	(245.4)
Administrative expenses	1.9	0.6	3.7	6.2
Amortization of prior service cost (benefit)	1.1	(0.2)	(1.5)	(0.6)
Amortization of net actuarial loss	—	4.1	0.8	4.9
Less expected participant contributions	(2.1)	—	(3.4)	(5.5)

Net periodic pension cost	$5.7	$7.6	$2.8	$16.1

Other Postretirement Benefits
Service cost—benefits earned during the period	$7.3	$1.2	$—	$8.5
Interest cost on projected benefit obligation	12.1	4.7	—	16.8
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net actuarial loss	0.4	2.1	—	2.5

Net periodic postretirement benefit cost	$19.8	$8.2	$—	$28.0

        During the first quarter of 2009, our Canada segment finalized a plan to reduce headcount at our brewery in Montréal, and the final plan was agreed to with the employee labor union. The reduction in workforce stemmed from MillerCoors' 2008 decision to brew and package Blue Moon products at its facilities in the U.S. This workforce reduction resulted in a curtailment of pension benefits during the first quarter of 2009. The plan remeasurement resulted in a decrease to projected benefit obligations of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

16. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

$2.6 million, reflected as an increase to other comprehensive income. The curtailment of pension benefits resulted in an increase to the projected benefit obligation of $5.3 million, reflected as a curtailment loss on the income statement, classified in Special Items, net.

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

        During the third quarter of 2009, employer contributions paid to the defined benefit plans for Canada were $10.8 million. There were no contributions to the U.K. or U.S. plans in the third quarter. Contributions paid to the defined benefit plans for the first three quarters of 2009 were $35.1 million and $7.6 million for the Canada and U.K. plans, respectively. Expected total fiscal year 2009 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $58.0 million.

17. COMMITMENTS AND CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 8 "DISCONTINUED OPERATIONS," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

        We provided a full indemnity for any losses Kaiser may incur, including legal fees and other costs, with respect to tax claims associated with certain purchased tax credits, which are generally classified into two categories. The maximum potential claims amount for the first category, including estimated accumulated legal penalties and interest, was $416.5 million as of September 26, 2009. A portion of these indemnity obligations are considered probable losses recorded as current liabilities in the amount of $137.7 million as of September 26, 2009. Additionally, our estimate of the fair value of the indemnity liability associated with the balance of this group of purchased tax credits recorded as of September 26, 2009 was $4.7 million, which was classified as a current liability. The maximum potential claims amount for the second category of purchased tax credits, which we believe present far less risk, was $247.3 million as of September 26, 2009. This category generally consists of cases in which Kaiser has received favorable rulings, but continues to manage formalities of the Brazilian legal system to bring such rulings to their final conclusion. We have recorded a fair value estimate of the indemnity liability associated with this second group of purchased tax credits in an amount of $9.9 million as of September 26, 2009, classified as non-current. Our fair value estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues.

        We also provided indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded or disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of our 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our fair value estimates include not only probability weighted potential cash outflows associated with indemnity provisions, but also probability weighted cash inflows that could result from favorable settlements resulting from negotiation or settlement programs that might arise from the federal or state governments in Brazil. The recorded fair value of the total tax, civil and labor indemnity liability was $9.4 million as of September 26, 2009, which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control and will be handled by FEMSA. Indemnity obligations related to purchased tax credits must be paid by us upon notification of FEMSA's settlement with local jurisdictions. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have resulted in the past and could result in the future. These liabilities are denominated in Brazilian reais and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations. During the second quarter of 2009, the Brazilian government enacted a tax amnesty. The amnesty has not changed our assessment of the merits of the underlying tax disputes. The amnesty makes it more attractive for FEMSA to resolve certain liabilities through settlement rather than continued litigation. In the quarter, we provided our consent to FEMSA for them to proceed to resolve the first category (noted above) of purchased credits via the amnesty program. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases are now considered probable losses under the indemnities, and are classified as current liabilities to reflect our estimates of the timing of potential resolution. We are in discussions with FEMSA regarding the terms of the amnesty settlement and its economic impact on each party. We can make no assurances regarding the outcome of those discussions.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 28, 2008, through September 26, 2009 (in millions):

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
Balance at December 28, 2008	$120.8	$12.4	$133.2
Changes in estimates	(5.9)	(6.4)	(12.3)
Foreign exchange impact	37.4	3.4	40.8

Balance at September 26, 2009	$152.3	$9.4	$161.7

Litigation and Other Disputes

        In 1999, Molson Inc. entered an agreement for the distribution of Molson products in Brazil. In 2000, Molson terminated the distribution agreement and then entered into a settlement agreement with the distributor providing for a payment to the distributor of approximately $150,000. Notwithstanding having entered into a settlement agreement, and in violation of the terms of the agreement, the distributor sued Molson Inc. The Appellate Court of Rio de Janeiro set aside the settlement agreement and determined that Molson Inc. was liable to the distributor, with the amount of actual damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice. In later proceedings, the case was remanded to a state trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommending damages based on the distributor's anticipated profits at the time of entering into the distributor agreement rather than actual damages incurred. Molson Inc. challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation regarding damages. The trial court scheduled a hearing to investigate the impartiality of the expert and then, after the plaintiff's expert failed to come to court and notwithstanding Molson Inc.'s challenge, cancelled the hearing and ruled in the distributor's favor. Molson Inc. filed an appeal before the Appellate Court of Rio de Janeiro which is pending. Thereafter, the State Court Judge handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million. Such judgment was rendered during the third quarter of 2009. Molson Inc. has appealed the judgment, and a state appellate court in Rio de Janeiro has entered an injunction to prevent the distributor from executing on the judgment pending appeal. We continue to believe that a material loss in this case is not probable. Molson Inc. will continue to vigorously defend the case.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending securities cases in Delaware, Québec, and Ontario to settle all such claims on a worldwide basis, except in one case discussed below. Pursuant to the settlement, the Company would pay a total of $6.0 million, which amounts would be paid by the Company's insurance carrier. During the second quarter of 2009, the settlement agreements were approved by all pertinent courts, and the time for appeal has run, resulting in the final resolution of these cases. A related case which sought to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans has been settled for an immaterial amount and was covered by insurance.

        MCBC-UK replaced a profit sharing plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against MCBC-UK with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against MCBC-UK. MCBC-UK appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. MCBC-UK appealed the employment appeal tribunal's judgment. In January 2007, the appeals court ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed in Birmingham County Court during the third quarter of 2008. The case was decided in our favor in October 2009. We will continue to defend the case vigorously if further appeals are made by the claimants. If MCBC-UK were held to be liable to the claimants, the amounts of the liability would be immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss would be higher.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at September 26, 2009, are approximately $3.8 million and $5.2 million, respectively. Accordingly, we believe that the existing liability is adequate as of September 26, 2009. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

17. COMMITMENTS AND CONTINGENCIES (Continued)

Other

        In the past, we were notified by the EPA that we are a PRP, along with others, in regards to certain former business sites. Molson Inc.'s former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at these sites. Specifically, East Rutherford and Barry's Creek sites in New Jersey, Chamblee and Smyrna sites in Georgia, and City of Industry and Cooper Drum sites in California. We responded to the EPA with information regarding our past involvement with these sites. As of September 26, 2009 and December 28, 2008, we have accrued estimated liabilities for the East Rutherford, Barry's Creek, Chamblee, Smyrna and City of Industry sites totaling $7.2 million and $8.2 million, respectively. We are not yet able to estimate any potential liability associated with the Cooper Drum site.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

18. COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of comprehensive income (loss) (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	September 26, 2009	September 28, 2008
Net income	$236.4	$172.0	$500.4	$296.7

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	111.3	(220.2)	486.6	(363.7)
Amortization of net prior service costs and net actuarial losses, net of tax	(0.6)	0.5	11.3	5.4
Unrealized (loss) gain on derivative instruments, net of tax	(6.3)	(5.3)	(16.5)	12.2
Realized loss reclassed to net income on derivative instruments, net of tax	(1.3)	(0.8)	(12.8)	(1.7)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss), net of tax(1)	24.2	(53.0)	42.1	(53.0)

Total other comprehensive income (loss), net of tax	$127.3	$(278.8)	$510.7	$(400.8)

Comprehensive income (loss)	363.7	(106.8)	1,011.1	(104.1)
Comprehensive income attributable to the noncontrolling interest	(1.1)	(0.8)	(2.1)	(11.8)

Comprehensive income (loss) attributable to MCBC	$362.6	$(107.6)	$1,009.0	$(115.9)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of Molson Coors, guaranteed the obligations of Molson Coors under the credit facility dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented. This change is effective for our 2008 third quarter and was reflected accordingly with the appropriate reclassifications to the prior period condensed consolidated financial statements.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 26, 2009, and September 28, 2008; Condensed Consolidating Balance Sheets as of September 26, 2009, and December 28, 2008; and Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 26, 2009 and September 28, 2008. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$12.8	$—	$640.1	$597.4	$—	$1,250.3
Excise taxes	—	—	—	(158.3)	(238.3)	—	(396.6)

Net sales	—	12.8	—	481.8	359.1	—	853.7
Cost of goods sold	—	(11.5)	—	(232.6)	(228.5)	—	(472.6)
Equity in subsidiary earnings	508.0	(158.3)	136.8	—	—	(486.5)	—

Gross profit (loss)	508.0	(157.0)	136.8	249.2	130.6	(486.5)	381.1
Marketing, general and administrative expenses	(28.4)	(4.6)	—	(111.4)	(96.3)	—	(240.7)
Special items, net	(0.3)	—	—	(3.8)	(0.2)	—	(4.3)
Equity income in MillerCoors	—	101.2	—	—	—	—	101.2

Operating income (loss)	479.3	(60.4)	136.8	134.0	34.1	(486.5)	237.3
Interest (expense) income, net	(8.2)	(2.0)	(14.2)	(0.4)	2.3	—	(22.5)
Other income (expense), net	59.5	(1.8)	—	0.4	(2.2)	—	55.9

(Loss) income from continuing operations before income taxes	530.6	(64.2)	122.6	134.0	34.2	(486.5)	270.7
Income tax (expense) benefit	(295.3)	439.4	(215.0)	85.2	(39.6)	—	(25.3)

Income (loss) from continuing operations	235.3	375.2	(92.4)	219.2	(5.4)	(486.5)	245.4
Loss from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income (loss)	235.3	375.2	(92.4)	219.2	(14.4)	(486.5)	236.4
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to MCBC	$235.3	$375.2	$(92.4)	$219.2	$(15.5)	$(486.5)	$235.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$46.1	$—	$675.1	$652.6	$—	$1,373.8
Excise taxes	—	(1.9)	—	(163.8)	(287.0)	—	(452.7)

Net sales	—	44.2	—	511.3	365.6	—	921.1
Cost of goods sold	—	(38.7)	—	(251.6)	(234.1)	—	(524.4)
Equity in subsidiary earnings	264.3	(202.3)	163.8	—	—	(225.8)	—

Gross profit (loss)	264.3	(196.8)	163.8	259.7	131.5	(225.8)	396.7
Marketing, general and administrative expenses	(16.4)	(12.1)	—	(112.0)	(96.3)	—	(236.8)
Special items, net	(21.3)	(0.3)	—	(3.0)	(0.2)	—	(24.8)
Equity income in MillerCoors	—	106.5	—	—	—	—	106.5

Operating income (loss)	226.6	(102.7)	163.8	144.7	35.0	(225.8)	241.6
Interest (expense) income, net	(7.7)	(4.1)	(14.7)	1.0	(0.1)	—	(25.6)
Other expense, net	13.8	(1.1)	—	0.3	(5.3)	—	7.7

Income (loss) from continuing operations before income taxes	232.7	(107.9)	149.1	146.0	29.6	(225.8)	223.7
Income tax (expense) benefit	(61.4)	213.7	(143.3)	(59.4)	(4.5)	—	(54.9)

Income (loss) from continuing operations	171.3	105.8	5.8	86.6	25.1	(225.8)	168.8
Gain from discontinued operations, net of tax	—	—	—	—	3.2	—	3.2

Net income (loss)	171.3	105.8	5.8	86.6	28.3	(225.8)	172.0
Less: Net income attributable to noncontrolling interests	—	—	—	0.1	(0.8)	—	(0.7)

Net income (loss) attributable to MCBC	$171.3	$105.8	$5.8	$86.7	$27.5	$(225.8)	$171.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$39.5	$—	$1,649.8	$1,545.6	$—	$3,234.9
Excise taxes	—	—	—	(396.7)	(626.6)	—	(1,023.3)

Net sales	—	39.5	—	1,253.1	919.0	—	2,211.6
Cost of goods sold	—	(36.8)	—	(631.2)	(583.3)	—	(1,251.3)
Equity in subsidiary earnings	584.0	(55.0)	367.9	—	—	(896.9)	—

Gross profit (loss)	584.0	(52.3)	367.9	621.9	335.7	(896.9)	960.3
Marketing, general and administrative expenses	(71.2)	(25.5)	—	(300.0)	(256.6)	—	(653.3)
Special items, net	(0.9)	—	—	(12.8)	(7.9)	—	(21.6)
Equity income in MillerCoors	—	332.4	—	—	—	—	332.4

Operating income	511.9	254.6	367.9	309.1	71.2	(896.9)	617.8
Interest (expense) income, net	(24.5)	(3.0)	(39.9)	(0.9)	6.0	—	(62.3)
Other income (expense), net	25.7	6.3	—	1.4	(4.3)	—	29.1

Income (loss) from continuing operations before income taxes	513.1	257.9	328.0	309.6	72.9	(896.9)	584.6
Income tax (expense) benefit	(14.8)	(36.4)	(16.2)	10.9	(14.8)	—	(71.3)

Income (loss) from continuing operations	498.3	221.5	311.8	320.5	58.1	(896.9)	513.3
Loss from discontinued operations, net of tax	—	—	—	—	(12.9)	—	(12.9)

Net income (loss)	498.3	221.5	311.8	320.5	45.2	(896.9)	500.4
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.1)	—	(2.1)

Net income (loss) attributable to MCBC	$498.3	$221.5	$311.8	$320.5	$43.1	$(896.9)	$498.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Sales	$—	$1,713.2	$—	$1,898.0	$1,938.3	$—	$5,549.5
Excise taxes	—	(231.3)	—	(440.6)	(842.4)	—	(1,514.3)

Net sales	—	1,481.9	—	1,457.4	1,095.9	—	4,035.2
Cost of goods sold	—	(928.9)	—	(752.1)	(711.9)	—	(2,392.9)
Equity in subsidiary earnings	454.2	(81.4)	338.8	—	—	(711.6)	—

Gross profit	454.2	471.6	338.8	705.3	384.0	(711.6)	1,642.3
Marketing, general and administrative expenses	(84.2)	(409.2)	—	(344.9)	(298.3)	—	(1,136.6)
Equity income in MillerCoors	—	106.5	—	—	—	—	106.5
Special items, net	(56.3)	(43.2)	—	(31.2)	(5.4)	—	(136.1)

Operating income	313.7	125.7	338.8	329.2	80.3	(711.6)	476.1
Interest (expense) income, net	(21.8)	(27.9)	(45.3)	3.1	(0.9)	—	(92.8)
Other (expense) income, net	13.7	(1.3)	—	(1.3)	(4.7)	—	6.4

Income from continuing operations before income taxes	305.6	96.5	293.5	331.0	74.7	(711.6)	389.7
Income tax (expense) benefit	(20.6)	25.0	(59.1)	(9.3)	(10.9)	—	(74.9)

Income from continuing operations	285.0	121.5	234.4	321.7	63.8	(711.6)	314.8
Loss from discontinued operations, net of tax	—	—	—	—	(18.1)	—	(18.1)

Net income	285.0	121.5	234.4	321.7	45.7	(711.6)	296.7
Less: Net income attributable to noncontrolling interests	—	—	—	0.1	(11.7)	—	(11.6)

Net income attributable to MCBC	$285.0	$121.5	$234.4	$321.8	$34.0	$(711.6)	$285.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$286.4	$—	$0.1	$176.5	$102.1	$—	$565.1
Accounts receivable, net	1.8	6.3	—	156.5	336.6	—	501.2
Other receivables, net	45.2	37.6	(0.8)	35.7	42.9	—	160.6
Total inventories, net	—	—	—	132.6	91.1	—	223.7
Other assets, net	3.2	1.2	—	16.5	26.7	—	47.6
Deferred tax assets	(18.3)	17.5	—	—	0.8	—	—
Discontinued operations	—	—	—	—	9.6	—	9.6

Total current assets	318.3	62.6	(0.7)	517.8	609.8	—	1,507.8
Properties, net	29.8	7.4	—	749.3	465.3	—	1,251.8
Goodwill	—	11.4	—	323.9	1,106.1	—	1,441.4
Other intangibles, net	—	44.7	—	3,953.3	374.3	—	4,372.3
Investment in MillerCoors	—	2,588.0	—	—	0.1	—	2,588.1
Net investment in and advances to subsidiaries	6,382.2	(1,293.5)	5,096.7	—	—	(10,185.4)	—
Deferred tax assets	10.5	11.0	100.7	15.1	(15.4)	—	121.9
Other assets	6.8	14.8	4.1	78.4	103.8	—	207.9

Total assets	$6,747.6	$1,446.4	$5,200.8	$5,637.8	$2,644.0	$(10,185.4)	$11,491.2

Liabilities and equity
Current liabilities:
Accounts payable	$6.0	$1.3	$—	$71.3	$106.8	$—	$185.4
Accrued expenses and other liabilities	23.2	27.5	23.0	282.9	276.5	—	633.1
Deferred tax liability	39.3	—	—	—	84.5	—	123.8
Short-term borrowings and current portion of long-term debt	—	0.3	299.8	—	—	—	300.1
Discontinued operations	—	—	—	—	155.5	—	155.5

Total current liabilities	68.5	29.1	322.8	354.2	623.3	—	1,397.9
Long-term debt	507.6	45.1	823.9	—	—	—	1,376.6
Deferred tax liability	(16.8)	16.8	—	—	527.0	—	527.0
Other liabilities	39.3	80.4	(0.1)	613.5	404.1	—	1,137.2
Discontinued operations	—	—	—	—	18.4	—	18.4

Total liabilities	598.6	171.4	1,146.6	967.7	1,572.8	—	4,457.1
Total MCBC stockholders' equity	6,149.0	1,275.1	4,054.2	4,670.1	1,055.7	(10,185.4)	7,018.7
Noncontrolling interests	—	(0.1)	—	—	15.5	—	15.4

Total equity	6,149.0	1,275.0	4,054.2	4,670.1	1,071.2	(10,185.4)	7,034.1

Total liabilities and equity	$6,747.6	$1,446.4	$5,200.8	$5,637.8	$2,644.0	$(10,185.4)	$11,491.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(79.5)	$398.8	$(49.5)	$300.6	$96.4	$666.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(8.0)	—	—	(22.2)	(41.5)	(71.7)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	0.7	2.0	3.9
Deconsolidation of BRI	—	—	—	(26.1)	—	(26.1)
Investment in and advances to an unconsolidated affiliate	—	—	—	—	(8.6)	(8.6)
Trade loan repayments from customers	—	—	—	—	17.5	17.5
Trade loans advanced to customers	—	—	—	—	(12.7)	(12.7)
Acquisition of business	—	—	—	—	(19.6)	(19.6)
Investment in MillerCoors	—	(346.5)	—	—	—	(346.5)
Return of capital from MillerCoors	—	237.3	—	—	—	237.3

Net cash (used in) provided by investing activities	(6.8)	(109.2)	—	(47.6)	(62.9)	(226.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	25.5	—	—	—	—	25.5
Excess tax benefits from share-based compensation	18.2	—	—	—	—	18.2
Dividends paid	(109.4)	—	—	—	(16.4)	(125.8)
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	(0.2)	(0.3)
Change in overdraft balances and other	—	—	—	(0.3)	(8.9)	(9.2)
Net activity in investments and advances (to) from subsidiaries	353.5	(290.1)	49.5	(101.0)	(11.9)	—

Net cash provided by (used in) financing activities	287.8	(290.1)	49.5	(101.4)	(37.4)	(91.6)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	201.5	(0.5)	—	151.6	(3.9)	348.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1	—	0.8	(0.7)	0.2
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	216.2

Balance at end of period	$286.4	$—	$0.1	$176.5	$102.1	$565.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY (MCBC) AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(179.8)	$38.7	$(38.6)	$466.5	$108.8	$395.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(11.2)	(52.8)	—	(37.3)	(75.2)	(176.5)
Proceeds from sales of properties and intangible assets, net	—	28.8	—	1.0	5.9	35.7
Proceeds from sale of investment securities, net	22.8	—	—	—	—	22.8
Investment in and advances to an unconsolidated affiliate	—	(78.8)	—	6.4	(15.4)	(87.8)
Trade loan repayments from customers	—	—	—	—	20.4	20.4
Trade loans advanced to customers	—	—	—	—	(27.9)	(27.9)
Other	(1.9)	0.2	—	—	—	(1.7)

Net cash provided by (used in) investing activities	9.7	(102.6)	—	(29.9)	(92.2)	(215.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	51.6	—	—	—	—	51.6
Excess tax benefits from share-based compensation	—	—	—	—	—	—
Dividends paid	(87.0)	—	—	(8.4)	(27.1)	(122.5)
Proceeds from long-term borrowings	—	—	—	—	16.0	16.0
Payments on long-term debt and capital lease obligations	—	(180.4)	—	(0.5)	(0.3)	(181.2)
Net proceeds from revolving credit facilities	—	—	—	—	1.0	1.0
Change in overdraft balances and other	(0.9)	(16.4)	—	17.7	2.7	3.1
Settlements of debt-related derivatives	—	12.0	—	0.5	(0.5)	12.0
Net activity in investments and advances from (to) subsidiaries	102.0	247.7	38.6	(396.6)	8.3	—

Net cash provided by (used in) financing activities	65.7	62.9	38.6	(387.3)	0.1	(220.0)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(104.4)	(1.0)	—	49.3	16.7	(39.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	(2.9)	(3.1)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	377.0

Balance at end of period	$139.3	$0.4	$0.1	$54.7	$140.0	$334.5

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

BUSINESS OVERVIEW

Financial Highlights

        The following third quarter highlights summarize components of our condensed consolidated summary of operations for the thirteen and thirty-nine weeks ended September 26, 2009, and September 28, 2008. See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results (in millions, except percentages and per share data).

	Thirteen weeks ended			Thirty-nine weeks ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
Volume in hectoliters	5.181	5.480	(5.5)%	14.082	29.868	(52.9)%
Net sales	$853.7	$921.1	(7.3)%	$2,211.6	$4,035.2	(45.2)%
Income attributable to MCBC from continuing operations, net of tax	$244.3	$168.1	45.3%	$511.2	$303.2	68.6%
Diluted income attributable to MCBC per share from continuing operations	$1.31	$0.90	45.6%	$2.75	$1.63	68.7%

Consolidated Global Volumes including Proportionate Share of Equity Investments' volume

	Thirteen Weeks Ended
	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
	Actual	Actual
Volume in hectoliters:
Reported financial volume	5.181	5.480	(5.5)%
Royalty volume	0.076	0.078	(2.6)%

Owned volume	5.257	5.558	(5.4)%
Proportionate share of equity investment sales-to-retail(1)	8.542	8.658	(1.3)%

Total MCBC worldwide beer volume	13.799	14.216	(2.9)%

(1)
Reflects the addition of MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days.

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
	Actual	Pro forma(1)		Actual	Reported
Volume in hectoliters:
Reported financial volume	14.082	14.974	(6.0)%	14.082	29.868	(52.9)%
Royalty volume	0.204	0.202	1.0%	0.204	0.202	1.0%

Owned volume	14.286	15.176	(5.9)%	14.286	30.070	(52.5)%
Proportionate share of equity investment sales-to-retail(2)	23.563	23.715	(0.6)%	23.563	8.801	167.7%

Total MCBC worldwide beer volume	37.849	38.891	(2.7)%	37.849	38.871	(2.6)%

(1)
Reflects the elimination of the U.S. segment volume reported for the thirty-nine weeks ended September 28, 2008.

(2)
Reflects the addition of MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days.

        During the first three quarters of 2009, our results reflect the adoption of hectoliters as our standard global volume measure and, as a result, prior period information presented has been adjusted to reflect this change. Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P.

Third quarter 2009 highlights

        Our results reflect a high level of brand investment, coupled with strong cost control and price management. These results also reflect the continued effects of weak industry volume trends and continued cost inflation, along with more promotional pricing activity in Canada. Worldwide beer volume for Molson Coors declined 2.9% from a year ago, driven by industry weakness in our major geographies, as well as our revenue-generation strategy in the U.K. Also, foreign currency movements unfavorably impacted third quarter results.

Regional highlights:

  •
  In our Canada business, comparable revenue per hectoliter and gross margin grew as front-line price increases outpaced growth in promotional activity and cost of goods sold. Lower volume and increased marketing costs, however, resulted in a 2.8% decline in local currency earnings.

  •
  Our U.K. business realized higher revenue per hectoliter and increased brand investment through marketing efforts, while growing pretax profit in local currency more than 20% in the quarter.

  •
  MillerCoors achieved its fifth consecutive quarter of double-digit profit growth in the U.S., driven by cost synergies, sustained pricing and lower marketing, general and administrative spending. Also, the U.S. brand portfolio performed well in the peak summer selling season against its competition.

MCBC cost savings initiatives

        We achieved approximately $18 million and $68 million of cost savings during the third quarter and first three quarters of 2009, respectively, as part of our three-year, $250 million Resources for Growth ("RFG") cost savings program. These cost savings include our 42% of RFG cost savings initiatives that were achieved by MillerCoors, which equaled $6 million in the first three quarters of 2009. Savings from the RFG program since its inception eleven quarters ago total $246 million.

MillerCoors integration and cost synergy initiatives

        MillerCoors accelerated synergy delivery timing, realizing $73 million in the third quarter, bringing the total for the first three quarters of 2009 to $183 million and $211 million since beginning operations on July 1, 2008. By the end of calendar year 2009, MillerCoors expects to achieve a total of $270 million in cumulative synergies, surpassing its original forecast of $225 million. While the timing of synergy delivery has accelerated, MillerCoors' $500 million synergy goal is unchanged. In addition to synergies, MillerCoors plans to deliver a further $200 million in cost savings by the end of 2012. MCBC's share would be 42% of the total savings.

Income taxes

        Our effective tax rate for the third quarter of 2009 was approximately 9%. This rate was below our prior full year outlook due to the favorable resolution of unrecognized tax positions in the quarter, which was one quarter earlier than anticipated. Looking forward, we anticipate that our 2009 full-year effective tax rate will be in the range of (2%) to 2%. Our anticipated full-year rate is lower than our previous guidance due to the favorable resolution of unrecognized tax positions that the Company effectively settled early in the fourth quarter of 2009.

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

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of the Molson Coors Canada ("MCC") beer business, including the production and sale of the Molson brands, Coors Light, and other licensed brands in Canada. Effective, January 1, 2008, MCC and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada, Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. BRI was a consolidated joint venture through February 28, 2009. As of March 1, 2009, we deconsolidated BRI, and prospectively began accounting for BRI results under the equity method as a result of the reduction in our BRI ownership interest following Labatt's acquisition of Lakeport Brewing in Ontario and the resulting increase in their relative ownership interest in BRI. Also included in the Canada results is BDL, a joint venture accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	2.477	2.522	(1.8)%	6.642	7.548	(12.0)%

Net sales	$493.8	$541.7	(8.8)%	$1,289.5	$1,513.6	(14.8)%
Cost of goods sold	(239.7)	(278.5)	(13.9)%	(658.2)	(808.8)	(18.6)%

Gross profit	254.1	263.2	(3.5)%	631.3	704.8	(10.4)%
Marketing, general and administrative expenses	(113.4)	(110.9)	2.3%	(300.7)	(334.7)	(10.2)%
Special items, net	(3.8)	(3.0)	26.7%	(12.8)	(4.9)	161.2%

Operating income	136.9	149.3	(8.3)%	317.8	365.2	(13.0)%
Other (expense) income, net	(1.2)	(1.3)	(7.7)%	4.3	(0.5)	N/M

Earnings before income taxes	$135.7	$148.0	(8.3)%	$322.1	$364.7	(11.7)%

N/M = Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") depreciated versus the U.S. dollar ("USD") resulting in an approximate $9 million decrease to USD earnings before income taxes on a quarter over quarter basis during the third quarter. During the comparable thirty-nine week periods for 2009 and 2008, the CAD also declined versus the USD, resulting in an approximate $36 million decrease to USD earnings before income taxes.

Volume and net sales

        During the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales, production costs, and volumes for the nine months ended September 28, 2008, are higher than reported in prior periods due to the inclusion of $55.6 million and 0.784 million hectoliters of intersegment/intercompany sales and volumes, respectively, which were eliminated upon consolidation. Additionally, to provide more comparable results, we have provided year-over-year changes that exclude the reporting effects in Canada of deconsolidating BRI in March 2009 and setting up MillerCoors in 2008.

        Our Canada segment sales volume was 2.5 million hectoliters in the third quarter of 2009, down 1.8% from a year ago while our Canada sales to retail ("STR"), for the calendar quarter ended September 30, 2009, decreased 3.2% versus the prior year. The variance between STR and sales volume was driven by differences in reporting periods (calendar versus fiscal), along with changes in Ontario beer store inventories. Brand changes were led by low single-digit growth of Coors Light, while Molson Canadian volumes declined at a mid single-digit rate versus the prior year.

        Comparable net sales per hectoliter increased 2% in local currency in the third quarter, driven by favorable net pricing, led by price increases across all major markets, partially offset by increased discounting activity.

        Our Canada segment sales volume was 6.6 million hectoliters in the first three quarters of 2009, down 12% from a year ago. Our Canada STRs, for the first three quarters ended September 30, 2009, decreased 2.2% versus a year ago. The variance between STR and sales volume was driven by the inclusion of intersegment/intercompany sales in 2008 as noted above. Brand changes were led by mid single-digit growth of Coors Light and growth of Rickard's. Partner import brands and Molson Canadian volumes declined versus the prior year.

        Total Canadian beer industry STRs decreased an estimated 0.7% in the calendar third quarter and were unchanged in the first three quarters of 2009. Our estimated Canada market share decreased about one share point in the third quarter of 2009, consistent with the about one share point in the first three quarters versus a year ago.

        Comparable net sales per hectoliter increased 2.5% in local currency in the first three quarters, driven by favorable net pricing, led by price increases across all major markets and improved sales mix, partially offset by increased discounting activity.

Cost of goods sold

        Cost of goods sold per hectoliter increased slightly in the third quarter of 2009 and 1.5% for the first three quarters of 2009 on a comparable basis in local currency. The third quarter and first three quarters increases were due to the net effect of three factors:

  •
  Commodity, packaging material, distribution and other cost of goods sold input costs including pension expenses increased approximately 1%, for the third quarter and about 2% the first three quarters,

  •
  An increase of approximately 2% for the third quarter and first three quarters was due to ongoing product mix shifts and other overhead cost changes.

  •
  These increases were fully offset by savings from our RFG initiatives in the third quarter, and 2.5% of these increases were offset in the first three quarters.

Marketing, general and administrative expenses

        Comparable marketing, selling, general and administrative expense increased 4.4% in the third quarter of 2009 and decreased 0.6% in the first three quarters of 2009 in local currency, driven by a shift in brand investment spending to later in the year. Also, during the first three quarters of 2009, we incurred lower long-term incentive compensation expense versus prior year.

Special items, net

        The Canada segment recognized $3.8 million of special items in the third quarter of 2009 and $12.8 million in the first three quarters of 2009 related to costs associated with the Montréal brewery employee pension curtailment and severance, and the ongoing Edmonton brewery closure and restructuring expenses. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	—	0.115	N/M	—	14.894	N/M

Net sales	$—	$12.9	N/M	$—	$1,504.8	N/M
Cost of goods sold	—	(7.7)	N/M	—	(915.1)	N/M

Gross profit	—	5.2	N/M	—	589.7	N/M
Marketing, general and administrative expenses	—	(1.2)	N/M	—	(413.3)	N/M
Special items, net	—	—	N/M	—	(69.3)	N/M
Equity income in MillerCoors	101.2	106.5	(5.0)%	332.4	106.5	212.1%

Operating income	101.2	110.5	(8.4)%	332.4	213.6	55.6%
Other (expense) income, net	—	—	N/M	—	2.3	N/M

Earnings before income taxes	$101.2	$110.5	(8.4)%	$332.4	$215.9	54.0%

N/M = Not meaningful

        The results of operations for MillerCoors for the three and nine months ended September 30, 2009, the three months ended September 28, 2008, and pro forma results of operations for the nine months ended September 30, 2008, are as follows:

	For the three months ended			For the nine months ended
	September 30, 2009	September 30, 2008	% change	September 30, 2009	September 30, 2008	% change
	Actual	Actual		Actual	Pro Forma
	(In millions, except percentages)
Volumes in hectoliters	21.640	21.881	(1.1)%	63.000	63.998	(1.6)%

Sales	$2,350.7	$2,293.4	2.5%	$6,855.8	$6,710.2	2.2%
Excise taxes	(341.2)	(343.7)	(0.7)%	(993.7)	(1,004.1)	(1.0)%

Net sales	2,009.5	1,949.7	3.1%	5,862.1	5,706.1	2.7%
Cost of goods sold	(1,266.6)	(1,236.9)	2.4%	(3,618.8)	(3,513.7)	3.0%

Gross profit	742.9	712.8	4.2%	2,243.3	2,192.4	2.3%
Marketing, general and administrative expenses	(496.0)	(519.1)	(4.5)%	(1,438.4)	(1,566.2)	(8.2)%
Special items, net	(14.7)	(22.6)	(35.0)%	(45.5)	(138.7)	(67.2)%

Operating income	232.2	171.1	35.7%	759.4	487.5	55.8%
Other income, net	2.3	2.3	0.0%	1.6	7.1	(77.5)%

Income before income taxes	234.5	173.4	35.2%	761.0	494.6	53.9%
Income tax expense	(2.3)	(1.9)	21.1%	(6.9)	(1.9)	263.2%

Net income	232.2	171.5	35.4%	754.1	492.7	53.1%
Less: Net income attributable to noncontrolling interests	(2.5)	(3.3)	(24.2)%	(13.5)	(13.3)	1.5%

Net Income attributable to MillerCoors	$229.7	$168.2	36.6%	$740.6	$479.4	54.5%

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

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Nine Months Ended September 30, 2008

	Pro Forma For the Six Months Ended June 30, 2008					Actual	Pro Forma
	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results	MillerCoors Three months ended September 30, 2008	MillerCoors Nine months ended September 30, 2008
	(In millions)
Net sales	$1,491.8	$2,257.8	$6.8	C	$3,756.4	$1,949.7	$5,706.1
Cost of goods sold	(907.3)	(1,387.4)	16.3	C
			1.6	D	(2,276.8)	(1,236.9)	(3,513.7)

Gross profit	584.5	870.4	24.7		1,479.6	712.8	2,192.4
Marketing, general and administrative	(412.2)	(582.3)	(0.6)	C
			(29.8)	A
			(15.5)	D
			(6.7)	B	(1,047.1)	(519.1)	(1,566.2)
Special items	(69.3)	(46.8)	—		(116.1)	(22.6)	(138.7)

Operating income	103.0	241.3	(27.9)		316.4	171.1	487.5
Interest, net	—	1.4	—		1.4	—	1.4
Other, net	2.3	23.5	(22.4)	C	3.4	2.3	5.7

Pretax income	105.3	266.2	(50.3)		321.2	173.4	494.6
Income tax expense	—	—	—		—	(1.9)	(1.9)

Net income	105.3	266.2	(50.3)		321.2	171.5	492.7
Less: Net income attributable to noncontrolling interests	(9.6)	(0.4)	—		(10.0)	(3.3)	(13.3)

Net income attributable to MillerCoors, LLC	$95.7	$265.8	$(50.3)		$311.2	$168.2	$479.4

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

Volume and net sales

        During the third quarter of 2009, MillerCoors domestic STR decreased 1.3% versus the prior year quarter due to a decline in premium light volumes and continued softness in above premium and premium brands. MillerCoors domestic sales-to-wholesalers ("STW") declined 0.7% versus prior year, driven largely by lower retail sales.

        MillerCoors total net sales increased by 3.1% to $2.0 billion versus the prior year quarter. Pricing remained favorable in the third quarter of 2009 as MillerCoors domestic net sales per hectoliter, excluding contract brewing and MillerCoors-owned distributor sales, increased 3.7% due primarily to sustained price increases taken in the fall of 2008.

        For the first three quarters of 2009, MillerCoors domestic STRs decreased 1.1% versus the prior year nine months (0.6% when adjusting for trading differential) due to declines in Miller Lite, Miller Genuine Draft, Milwaukee's Best and above-premium domestic brands, offset by strong results from Coors Light, MGD 64, Miller High Life, Keystone Light, and Blue Moon. MillerCoors domestic STWs declined approximately 1% versus prior year.

        MillerCoors total net sales increased by 2.7% to $5.9 billion versus the prior year nine months. Pricing remained favorable in the first three quarters of 2009 as MillerCoors domestic net sales per hectoliter, excluding contract brewing and MillerCoors-owned distributor sales, increased 4.0%.

Cost of goods sold

        MillerCoors continues to realize supply chain related synergies and deliver savings from its cost leadership programs, but cost of goods sold per hectoliter increased by 3.5% versus the prior year quarter due to increased brewing and packaging material costs, primarily malt, corn, glass and aluminum.

        Cost of goods sold per hectoliter for the nine months increased by 4.6% due to high prior year hop sales and increases in brewing and packaging materials.

Marketing, general and administrative expenses

        For the third quarter of 2009, marketing, general and administrative costs decreased by 4.5% versus the prior year quarter driven primarily by lower organizational costs and synergies in non-working marketing spending, which were partially offset by IT integration related expenses. For the first three quarters of 2009, costs decreased by 8.2% versus the prior year nine months.

        Depreciation and amortization expense for MillerCoors was approximately $72.9 million in the third quarter and $215.7 million for the nine months. Additions to properties and intangible assets were approximately $79.5 million in the third quarter and $296.3 million for the nine months.

Special Items

        During the third quarter of 2009, MillerCoors incurred special items totaling $14.7 million due to charges for pension curtailment and employee retention and integration expenses. The total for the nine months was $45.5 million.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	2.552	2.724	(6.3)%	7.048	7.894	(10.7)%

Net sales	$338.5	$348.8	(3.0)%	$867.6	$1,026.3	(15.5)%
Cost of goods sold	(220.5)	(227.9)	(3.2)%	(561.9)	(698.4)	(19.5)%

Gross profit	118.0	120.9	(2.4)%	305.7	327.9	(6.8)%
Marketing, general and administrative expenses	(86.5)	(92.8)	(6.8)%	(236.4)	(284.1)	(16.8)%
Special items, net	(0.2)	(0.2)	0.0%	(7.9)	(5.4)	46.3%

Operating income	31.3	27.9	12.2%	61.4	38.4	59.9%
Interest income(1)	2.2	2.8	(21.4)%	6.3	8.5	(25.9)%
Other expense, net	(1.1)	(0.2)	N/M	(2.7)	(2.0)	35.0%

Earnings before income taxes	$32.4	$30.5	6.2%	$65.0	$44.9	44.8%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the third quarter of 2009, the British pound ("GBP") weakened versus the USD and unfavorably impacted the quarter-over-quarter earnings before income taxes by approximately $5 million. During the comparable thirty-nine week periods for 2009 and 2008, the GBP also declined versus the USD, resulting in an approximate $15 million decrease to USD earnings before income taxes.

Volume and net sales

        Our U.K. owned-brand volume decreased 6.3% year-on-year during the third quarter, due to a soft industry and our strategy to forgo low-margin volume. The total industry declined approximately 1% for the quarter. Our volume decreased 10.7% during the first three quarters comparable periods. As a consequence of this strategy, we lost market share in the third quarter and for the first three quarters of 2009.

        Comparable net sales per hectoliter of our own products increased 21.3% in local currency for the third quarter, predominantly driven by higher pricing in all channels, as we benefited from our strategy to forgo low-margin volume. The balance of the net sales per hectoliter increase was the result of positive sales mix, primarily the result of growth in draught Magners cider, Cobra, and favorable channel mix.

        Our U.K. owned-brand volume decreased 10.7% during the first three quarters of 2009 when compared to the prior year due to a soft industry and our strategy to forgo low-margin volume. U.K. beer industry volume declined approximately 4% in the year to date, reflecting the weak economy in that market.

        Comparable net sales per hectoliter of our own products during the first three quarters of 2009 increased 18.1% in local currency driven by higher pricing in all channels, as we benefited from our strategy to forgo low-margin volume and positive sales mix, due to growth in draught Magners cider, Cobra, and favorable channel mix.

Cost of goods sold

        Comparable cost of goods sold per hectoliter of our own products increased 22.4% and 8.8% in local currency in the third quarter and the first three quarters of 2009, respectively, primarily due to higher cost of goods sold input inflation, unfavorable mix due to growth in draught Magners cider, Cobra, and a mark-to-market adjustment on natural gas commodities, expected to partly reverse in the fourth quarter of 2009; and lastly, impact of lower owned-brand volumes. Our current contract brewing arrangements effectively utilize spare capacity in the production network to deliver sales revenue, which contributes positively to the segment's bottom-line performance.

Marketing, general and administrative expenses

        Marketing, general and administrative costs in the U.K. increased 7.8% in local currency in the third quarter versus the prior year quarter due to higher marketing and incentive compensation expense, bad-debt expenses, and sales-related costs associated with our new Cobra business. These costs increased 5.1% in local currency for the first three quarters of 2009 versus the same period in 2008. The year to date increase in local currency is a result of the same factors mentioned above for the third quarter.

Special items, net

        The U.K. segment recognized $0.2 million and $0.2 million of special items in the third quarters of 2009 and 2008, respectively. The segment recognized $7.9 million and $5.4 million for the first three quarters of 2009 and 2008, respectively. During the first three quarters of 2009, the net special charges included $5.7 million of costs associated with our purchase and integration of 50.1% of Cobra Beer Partnership, Ltd. The third quarter 2008 special charges included a one-time gain on the sale of a non-core business of $2.7 million. The remainder of the net special charges was employee termination costs associated with the U.K. supply chain and back office restructuring efforts for all periods presented. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by the relative level of note receivable balances outstanding from period-to-period.

Molson Coors International and Corporate

        The Molson Coors International ("MCI") group is focused on growing and expanding our business and brand portfolios in global development markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments.

The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 26, 2009	September 28, 2008	% change	September 26, 2009	September 28, 2008	% change
	(In millions, except percentages)
Volume in hectoliters	0.152	0.119	27.8%	0.392	0.316	24.0%

Net sales	$21.4	$17.7	20.9%	$54.5	$46.1	18.2%
Cost of goods sold	(12.4)	(10.3)	20.4%	(31.2)	(26.2)	19.1%

Gross profit	9.0	7.4	21.6%	23.3	19.9	17.1%
Marketing, general and administrative expenses	(40.8)	(31.9)	27.9%	(116.2)	(104.5)	11.2%
Special items, net	(0.3)	(21.6)	(98.6)%	(0.9)	(56.5)	(98.4)%

Operating loss	(32.1)	(46.1)	(30.4)%	(93.8)	(141.1)	(33.5)%
Interest expense, net	(24.7)	(28.4)	(13.0)%	(68.6)	(88.9)	(22.8)%
Debt extinguishment costs	—	—	N/M	—	(12.4)	N/M
Other income, net	58.2	9.2	532.6%	27.5	6.6	316.7%

Earnings (loss) before income taxes	$1.4	$(65.3)	(102.1)%	$(134.9)	$(235.8)	(42.8)%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America (not including Puerto Rico) and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the third quarter and first three quarters of 2009 is driven by our efforts in China and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the third quarter were $40.8 million. Corporate general and administrative expenses were $28.1 million, an increase of $7.7 million from a year ago due to higher incentive compensation expense and project spending this year. MCI marketing, general and administrative expenses in the third quarter of 2009 were $12.7 million, representing an increase of $1.1 million over the comparable prior year period.

        Marketing, general and administrative expenses in the first three quarters of 2009 were $116.2 million. Corporate general and administrative expenses were $79.8 million, a decrease of $4.4 million from a year ago due to lower incentive compensation this year. MCI marketing, general and administrative expenses in the first three quarters of 2009 were $36.3 million, representing an increase of $7.3 million over the comparable prior year period.

Special items, net

        Special charges in the third quarters of 2009 and 2008 were $0.3 million and $21.6 million, respectively. For the first three quarters of 2009, special charges were $0.9 million, compared to $56.5 million for the comparable period in 2008. The 2008 special charges were a result of transition costs related to the global outsourcing initiative, coupled with costs associated with planning for MillerCoors, primarily outside professional services. See Part I—Financial Statements, Item 1 Note 6

"UNUSUAL OR INFREQUENT ITEMS" to the condensed consolidated financial statements for further discussion.

Interest expense, net and Debt Extinguishment Costs

        Interest expense was $24.7 million during the third quarter of 2009, compared to $28.4 million in the same period of 2008. Interest expense declined $3.7 million from a year ago, with approximately $2.7 million of this reduction attributable to the deconsolidation of BRI and the balance due to foreign currency movements.

        For the thirty-nine week periods of 2009 and 2008, interest expense was $68.6 million and $88.9 million, respectively, a year-over-year decline of $20.3 million. Approximately $12.0 million of this reduction was attributable to foreign currency movements, and the balance was primarily due to the deconsolidation of BRI.

        During the first quarter of 2009, we adopted a new accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The adoption, which requires retroactive application, impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013. During the thirteen weeks ended September 26, 2009, and September 28, 2008, as a result of adopting the guidance, we incurred additional non-cash interest expense of $4.1 million and $4.0 million, respectively. For the thirty-nine weeks ended September 26, 2009, and September 28, 2008, the additional non-cash interest expense was $12.2 million and $11.8 million, respectively.

        Net costs of $12.4 million related to the extinguishment of debt and termination of related interest rate swaps were also recorded in the first three quarters of 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of September 26, 2009, and September 28, 2008, we had net working capital of $410.0 million and $41.6 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our working capital levels were higher at September 26, 2009, versus the prior year due to higher cash balances. We had total cash of $565.1 million at September 26, 2009, compared to $334.5 million at September 28, 2008, and $216.2 million at December 28, 2008. Our $300.0 million Senior notes due in September 2010 are classified as current liabilities, as their maturity is within one year. Long-term debt was $1.377 billion, $1.752 billion and $1.911 billion at September 26, 2009, December 28, 2008, and September 28, 2008, respectively. We believe that cash flows from operations and cash provided by short-term borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

        Our business generates positive operating cash flow, and our debt maturities are of a longer-term nature. As a result, we believe the current state of the financial and credit markets will not impact our liquidity in the near term. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part II, "Item 1A. Risk Factors" presented herein.

Operating activities

        Net cash provided by operating activities of $666.8 million for the thirty-nine weeks ended September 26, 2009, increased by $271.2 million versus the comparable period in 2008. The calendar third quarter historically generates our highest operating cash flows, followed by the second quarter, due primarily to collections on receivables from beer sales in our peak summer month periods. The increase in cash flow from operating activities is related in part to the presentation of cash flows from the U.S. segment, which in 2009 is represented by our investment in MillerCoors, while in 2008 it was represented by our former CBC U.S. business for the first six months. Distributions from MillerCoors presented as operating cash flows (see below) were $250.3 million in the first six months of 2009, while the CBC U.S. business provided approximately $120.0 million in cash in the first six months of 2008. Distributions from MillerCoors were higher by $42.4 million during the three months ended in September of 2009 versus 2008. See the discussion below under the heading "MillerCoors" for further discussion. Excluding the U.S. segment, our operating cash flow in 2009 was favorable to 2008 by approximately $98.5 million. This improvement can be explained by lower pension contributions of $49 million, lower cash paid for taxes of $29 million, and lower cash paid for interest of $13 million.

Investing activities

        Net cash used in investing activities of $226.5 million for the thirty-nine weeks ended September 26, 2009, was higher by $11.5 million compared to the same period in 2008. 2009 investing cash flows include $346.5 million of contributions to MillerCoors and $237.3 million return of capital from MillerCoors. The only comparable amount in 2008 was the initial capital contribution to MillerCoors of $78.8 million. See discussion below under the heading "MillerCoors" for further discussion. Capital expenditures were lower in 2009 by $104.8 million versus 2008, due in part to $55.7 million of additions to properties (for the first half of 2008) from the former CBC U.S. business included in the 2008 amount, while MillerCoors additions are not presented in this line. In 2009, we spent $19.6 million for the purchase of our 50.1% interest in the Cobra Beer Partnership, Ltd. Also, our cash balances decreased by $26.1 million upon the deconsolidation of BRI. Trade loan activity in the U.K. was favorable by $12.3 million in 2009 versus 2008. In 2008, we collected proceeds on sales of businesses and assets of $35.7 million, mainly from the sale of our former beer distribution businesses in Boise, Idaho, and Glenwood Springs, Colorado, and of $22.8 million related to the sale of available for sale investment securities, with no comparable activity in the first three quarters of 2009.

Financing activities

        Net cash used in financing activities was $91.6 million for the thirty-nine weeks ended September 26, 2009, compared to $220.0 million of cash used in financing activities during the same period in 2008, a favorable variance of $128.4 million. Net repayment activity on debt obligations and credit facilities was lower by $162.8 million in 2009. Overdraft balances were unfavorable by $11.2 million when compared to the prior year, and 2008 cash flows included an inflow of $12.0 million related to the settlement of a debt-related derivative.

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

MillerCoors

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the nine months ended September 26, 2009, were $588.8 million, of which $351.5 million were reported in operating activities and $237.3 million were reported in investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the nine months ended September 26, 2009, were $346.5 million, all of which were reported in investing activities.

        Net cash flow received from MillerCoors during the nine months ended September 26, 2009, was $242.3 million, $351.5 million of which was reflected as distributions in cash flows from operating activities, offset by $109.2 million of net investments into MillerCoors reflected in cash flows used in investing activities, as discussed above. During the six months ended June 29, 2008, our CBC U.S. business (prior to the formation of MillerCoors) provided approximately $120 million in cash from operating activities and incurred $55.7 million of additions to properties and collected $31.0 million in proceeds from the sales of beer distributorships, both reflected in cash flows from investing activities. Working capital fluctuations at MillerCoors will manifest themselves in Molson Coors' cash flows related to investing activities, as opposed to the former CBC U.S. business working capital fluctuations prior to MillerCoors, which presented themselves in Molson Coors' cash flows related to operating activities. Cash flows related to the U.S. segment are presented on a consistent basis for the three month periods ending in September 2009 and 2008.

        We expect that 2009 operating cash flows and investing cash flows will be impacted by the timing of MillerCoors cash flow requirements. We anticipate the integration of MillerCoors will result in incremental cash needs of approximately $95 million from MCBC during 2009. These cash uses include retention, integration and restructuring costs, along with additional capital spending to capture synergies. We anticipate that MillerCoors will spend approximately $225 million in 2009 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be between $110 million and $120 million in 2009.

Capital Resources

        The majority of our remaining debt outstanding as of September 26, 2009, consists of publicly traded notes, with maturities ranging from 2010 to 2015. While MillerCoors may require additional capital for integration and restructuring efforts, we may need to consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our use of cash in 2009 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe are still unsettled due to the recent financial crisis. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility.

        On May 8, 2009, Standard and Poor's lowered our long-term credit rating to BBB- from BBB and changed the outlook to stable from a negative watch. Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of September 26, 2009, or December 28, 2008), and trigger certain collateral requirements and early termination requirements on out-of-the-money derivative liabilities, as discussed in Part I—Financial Statements, Item 1 Note 14 "DERIVATIVE INSTRUMENTS," to the condensed consolidated financial statements.

Capital Expenditures

        We expect capital expenditures for 2009 of approximately $130 million, excluding capital spending by our consolidated joint ventures and MillerCoors. Capital expenditures in 2009 are expected to be lower than 2008 primarily due to the exclusion of capital spending associated with the former U.S. segment in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 26, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of September 26, 2009

        We have contractual cash obligations as of September 26, 2009, pertaining to debt, interest payments, derivative payments, retirement plans, operating and capital leases, and other long-term obligations totaling $8.4 billion. Not included in these obligations are $170.7 million of unrecognized tax benefits and $18.4 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

Other commercial commitments as of September 26, 2009

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$14.1	$14.1	$—	$—	$—

CONTINGENCIES

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Financial Statements, Item 1 Note 17, COMMITMENTS AND CONTINGENCIES to the condensed consolidated financial statements for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1, Note 17, under the caption "COMMITMENTS AND CONTINGENCIES—Kaiser Indemnity Obligations," to the condensed consolidated financial statements, for a detailed discussion. The liabilities that we have recorded are based upon estimates of losses, and amounts ultimately paid could differ from the liabilities that have been recorded. The timing of payments is dependent upon the progress of cases through the Brazilian administrative and judicial systems. During the second quarter of 2009, the Brazilian government enacted a tax amnesty. The amnesty has not changed our assessment of the merits of the underlying tax disputes. The amnesty makes it more attractive for FEMSA to resolve certain liabilities through settlement rather than continued litigation. In the quarter, we provided our consent for FEMSA to pursue a settlement with the Brazilian government via the amnesty program. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases are now considered probable losses under the indemnities, and have been classified as current liabilities to reflect our estimates of the timing of potential resolution. We are in discussions with FEMSA regarding the terms of the amnesty settlement and its impact on each party. We can make no assurances regarding the outcome of those discussions. Our indemnity to FEMSA also covers fees and expenses that Kaiser incurs to argue the cases through the administrative and judicial systems. Any costs associated with these items would be recognized by us in Discontinued Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year end December 28, 2008. We modified our approach related to our Kaiser indemnity obligations.

        Historically, the valuation of a majority of our recorded liabilities for Kaiser indemnity obligations were determined using multiple probability-weighted scenarios. During the quarter, FEMSA resolved to participate in the recently-enacted Brazilian tax amnesty program. That program substantially reduces penalties, interest, and attorneys' fees payable to the government. It allows several different payment plans, including a 180-month plan. FEMSA elected to use the 180-month plan, and sought our consent to do so. We consented, believing that FEMSA's participation in the program is reasonable, and moreover that it will significantly reduce the Company's indemnity obligation to FEMSA. We have not, however, agreed to the amount or terms of a settlement with FEMSA. FEMSA initially sought our indemnity over the term of the payment plan, although the parties are now discussing a one-time payment by the Company to FEMSA in settlement of all current and future obligations.

        Because of our consent and FEMSA's participation in the amnesty program, we have determined that the great majority of those obligations represent probable losses, and as a result, our liabilities now reflect our best estimate of loss, per the guidance related to loss contingencies. Our estimate of probable loss assumes a one-time cash settlement of our indemnity obligations associated with purchased tax credits, with a release of future indemnity obligations for those items. If a one-time settlement is not reached with FEMSA, then our indemnity obligations would be paid over an extended period of time and we would continue to provide indemnity coverage to FEMSA as future events occur, which could cause volatility in the Discontinued Operations section of our statement of operations.

        For the remaining portion of our indemnity obligations, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part I—Financial Statements, Item 1 Note 17 "COMMITMENTS AND CONTINGENCIES".

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

        Forward-looking statements are not guarantees of our future performance and involve risks, uncertainties and assumptions that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should not place undue reliance on forward-looking statements. We do not undertake to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should be aware that the factors we discuss in "Risk Factors" in Part II, Item 1A, and elsewhere in this report could cause our actual results to differ from future results expressed or implied by any forward-looking statements.

OUTLOOK FOR 2009

        We will continue our focus on being a world-class, brand-led Company. We will promote our strategic brands by investing in the "front end" of our business—our marketing and sales activities. We will do so with a complete commitment to corporate social responsibility. For the balance of 2009 and beyond, we will remain focused on building brands and reducing costs in each of our segments to provide additional resources for growth.

Canada

        In Canada, for the balance of 2009, we expect a continued challenging environment due to overall weak economic conditions, lower beer industry volume, continued aggressive price discounting, and consumers increasingly seeking enhanced value propositions. We will increase investments behind innovative brands and packages, along with other initiatives that offer enhanced consumer value. Efforts include our innovative 4th quarter launches of Molson "M," the first micro-carbonated lager, and Molson Canadian 67, the lowest-calorie beer in Canada. As well, with the 2010 Vancouver Olympics quickly approaching, we will begin to accelerate our promotional activity in the market behind our brands as the "Official Beer Supplier to the Vancouver 2010 Winter Olympic and Paralympic Games."

        In the area of cost outlook for Canada, on a comparable basis, excluding exports and BRI deconsolidation impacts—we now anticipate that cost of goods sold per hectoliter will decrease at a low-single-digit rate in the fourth quarter of 2009 due to benefits from our RFG cost savings program and lower overhead costs, which we expect to more than offset input inflation and ongoing product mix shifts. On a reported basis—we expect our Canada cost of goods per hectoliter in the 4th quarter to decrease at a high-single-digit rate in local currency, due to lower exports to the U.S. and the effect of deconsolidating BRI this year.

        In connection with the sale of our interest of the Montréal Canadiens professional hockey club, we expect to collect net proceeds of approximately $63 million (CAD) and to record an estimated gain of approximately $50 million during the fourth quarter of 2009 or the first quarter of 2010.

U.S.

        In the U.S., our first priority is driving growth for our premium light portfolio. We believe we have the marketing platforms, tools and the beers to do that. First, we are supporting Miller Lite with great football and holiday programming. We're driving its great taste message with the "Great Calls" campaign celebrating great sports moments, and we're injecting humor to the message with "Love Your Beer" spots that started airing recently. Second, we believe the cold refreshment message will continue to drive Coors Light's success. Finally, we're increasing display, sampling and education behind MGD 64.

        In addition to the $183 million in synergies delivered to date, MillerCoors now expects to achieve $270 million of cumulative savings by the end of 2009, surpassing the original commitment of $225 million. In addition, to its three-year, $500 million synergy commitment, MillerCoors plans to deliver a further $200 million in annualized cost savings by December 2012. The additional savings include efficiencies in production costs, procurement and MG&A expenses.

United Kingdom

        In the U.K., we believe the challenging trading environment will continue throughout the fourth quarter of 2009 due to a weak local economy, with cost inflation also being a challenge. Additionally, the performance comparisons with prior year will become more challenging in the fourth quarter as we cycle the ramp up of our contract brewing arrangement, a reduction in marketing spending, the Magners cider agreement and the extraordinary price increase in 2008. However, we believe that our UK business is now on much firmer footing as it benefits from our strategic initiatives (noted above) as well as the Cobra partnership announced in the second quarter, and our focus on taking pricing ahead of volume, thus forgoing certain low-margin volume. Our UK team has made great progress in improving profitability, but we recognize that further improvements will need to be made to achieve acceptable shareholder returns in that market.

        Our U.K. team is targeting more cost reductions as part of the Resources for Growth program, driven by supplier negotiations and operational efficiencies. In a challenging industry volume environment, we expect fourth quarter 2009 U.K. cost of goods per hectoliter to increase at a double-digit rate in local currency. Drivers include input cost inflation, expected stabilization of channel mix trends (in other words, we expect the off-trade to perform better in the fourth quarter than it did in the first three quarters of the year), adverse product mix reflecting more Cobra and draught Magners volume, and fixed-cost de-leverage as a result of lower own brand volumes this year.

MCI and Corporate

        We forecast full-year 2009 MCI and corporate general and administrative expense of approximately $160 million, plus or minus 5%.

Interest

        We anticipate the full year of 2009 corporate net interest expense to be approximately $90 million to $95 million assuming consistent foreign exchange rates with the end of the third quarter in 2009, excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the remainder of 2009, the Company expects to recognize approximately $100 million to $110 million of non-cash income tax benefit due primarily to the favorable resolution of unrecognized tax positions on intercompany transactions that the Company effectively settled early in the fourth quarter. As a result, we anticipate that our 2009 effective tax rate on income will be in the range of (2%) to 2%. In addition, there are pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

Other

        We are currently evaluating a potential liability related to indirect taxes. No reserve has been recorded as there remains significant uncertainty around (a) whether a liability actually exists and, (b) whether any liability would be partially or wholly mitigated following the evaluation of a variety of factors. If a liability is found to exist, our current estimates indicate a range of possible loss of $0 to $23 million, inclusive of potential penalties and interest. We are actively working to resolve this issue.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 14 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," and Note 15 "FAIR VALUE MEASUREMENTS," to the condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 26, 2009, are as follows (in millions):

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
$(322.5)	$2.1	$(324.6)	$—	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
	September 26, 2009	December 28. 2008
	(In millions)
Foreign currency risk:
Forwards	$(5.4)	$(16.6)
Interest rate risk:
Debt	$(124.6)	$(74.5)
Forward starting interest rate swaps	$(4.0)	$—
Commodity price risk:
Swaps, forwards	$(1.9)	$—
Cross currency risk:
Swaps	$(1.4)	$(6.5)
Equity price risk:
Cash settled total return swap	$(47.6)	$(33.9)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2009 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter and three quarters ended September 26, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        In 1999, Molson Inc. entered an agreement for the distribution of Molson products in Brazil. In 2000, Molson terminated the distribution agreement and then entered into a settlement agreement with the distributor providing for a payment to the distributor of approximately $150,000. Notwithstanding having entered into a settlement agreement, and in violation of the terms of the agreement, the distributor sued Molson Inc. The Appellate Court of Rio de Janeiro set aside the settlement agreement and determined that Molson Inc. was liable to the distributor, with the amount of actual damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice. In later proceedings, the case was remanded to a state trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommending damages based on the distributor's anticipated profits at the time of entering into the distributor agreement rather than actual damages incurred. Molson Inc. challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation regarding damages. The trial court scheduled a hearing to investigate the impartiality of the expert and then, after the plaintiff's expert failed to come to court and notwithstanding Molson Inc.'s challenge, cancelled the hearing and ruled in the distributor's favor. Molson Inc. filed an appeal before the Appellate Court of Rio de Janeiro which is pending. Thereafter, the State Court Judge handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million. Such judgment was rendered during the third quarter of 2009. Molson Inc. has appealed the judgment, and a state appellate court in Rio de Janeiro has entered an injunction to prevent the distributor from executing on the judgment pending appeal. We continue to believe that a material loss in this case is not probable. Molson Inc. will continue to vigorously defend the case.

        In March 2009, Brewers' Retail, Inc. ("BRI"), which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although it received notice of the lawsuit in March, to date, BRI has not been sued. MCBC has not been named as a defendant in this case. If a legal action is commenced as notified, we believe that BRI will defend the claims vigorously.

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

        In addition to the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2008, the following are updates and additional risks factors that we have identified:

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

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
10.1	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 26, 2009 and September 28, 2008, (ii) the Condensed Consolidated Balance Sheet at September 26, 2009 and December 28, 2008, and (iii) the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 26, 2009 and September 28, 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) November 4, 2009