Form 10-K
period 2009-12-26
MOLSON COORS BREWING CO
filed 2010-02-19
CIK 24545

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 26, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 1-14829

Molson Coors Brewing Company
(Exact name of registrant as specified in its charter)

DELAWARE	84-0178360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver, Colorado	80202
1555 Notre Dame Street East, Montréal, Québec, Canada	H2L 2R5
(Address of principal executive offices)	(Zip Code)

303-927-2337 (Colorado)
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

           Indcate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

           Indcate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

           Indcate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indcate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

           Indcate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indcate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

           The aggregate market value of the registrant's publicly-traded stock held by non-affiliates of the registrant at the close of business on June 26, 2009, was $6,268,786,086 based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by persons holding more than 5% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 26, 2009 are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status.

           The number of shares outstanding of each of the registrant's classes of common stock, as of February 12, 2010:

Class A Common Stock—2,702,690 shares	Class B Common Stock—160,363,147 shares

  Exchangeable shares:

  As of February 12, 2010, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable Shares—3,056,874 shares	Class B Exchangeable Shares—19,366,563 shares

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

           Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2010 annual meeting of stockholders are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
INDEX

PART I

ITEM 1.    Business

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller"), and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"); Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formerly referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), formerly referred to as Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

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

2009 Developments

        Brewers' Retail Inc. ("BRI") is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCC, and two other brewers. Due to a change in ownership level of BRI, we deconsolidated this entity from our financial statements as of March 1, 2009 and began to account for it prospectively under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "VARIABLE INTEREST ENTITIES" to the Consolidated Financial Statements for further discussion.

        During the second quarter of 2009, MCBC-UK purchased 50.1% of Cobra Beer Partnership, Ltd ("CBPL"), which owns the United Kingdom and world-wide rights to the Cobra beer brand (with the exception of the Indian sub-continent area). The addition of the Cobra beer brands broadens our specialty beer portfolio and provides access to additional on-premise outlets (primarily ethnic restaurants) in the U.K. We consolidate the results and financial position of CBPL and it is reported within our U.K. operating segment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "VARIABLE INTEREST ENTITIES" to the Consolidated Financial Statements for further discussion.

        During the fourth quarter of 2009, MCC's subsidiary Creemore Springs entered into an agreement to acquire Granville Island Brewing Company Ltd. and Mainland Beverage Distribution Ltd. (collectively, "Granville Island"). Granville Island is an established craft brewer located in Vancouver, Canada, with distribution throughout the Canadian province of British Columbia. This acquisition expands on our super premium portfolio in Canada. We expect to close on this acquisition in the second quarter of 2010. Due to certain voting and economic rights, we consolidate the results and financial position of Granville Island and it is reported within our Canada operating segment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "VARIABLE INTEREST ENTITIES" to the Consolidated Financial Statements for further discussion.

        During the fourth quarter of 2009, MCC sold its 19.9% indirect common ownership interest in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club") to CH Group Limited Partnership / Societe en commandite Group CH (formerly Racine Limited Partnership / Societe en commandite Racine) ("CH Group"), in connection with CH Group's purchase of the 80.1% controlling interest in the Club from an independent third party. The general partner of CH Group and one of its limited partners are entities affiliated with Andrew and Geoff Molson who are both members of the Board of Directors of the Company. MCC received CAD $56.3 million (USD $53.3 million) for its interest in the Club and recorded a gain of CAD $48.7 million (USD $46.0 million) in 2009, which includes amounts held in escrow that we anticipate receiving during 2010. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS" to the Consolidated Financial Statements for further discussion.

(b)   Financial Information About Segments

        MCBC operates the following business segments: Canada, the United States, the United Kingdom, and Molson Coors International ("MCI"), formerly referred to as Global Brand and Market Development (Global Markets). Our MCI results are reported with our Corporate group's results. A separate operating team manages each segment, and each segment manufactures, markets and sells beer and other beverage products.

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 3 "SEGMENT REPORTING" to the Consolidated Financial Statements for financial information relating to our segments and operations, including geographic information.

(c)   Narrative Description of Business

        Our financial sales volume from continuing operations totaled 18.8 million hectoliters in 2009, 34.8 million hectoliters in 2008, and 49.0 million hectoliters in 2007. The decrease in sales volume between 2007 and 2008 and between 2008 and 2009 is a result of the formation of MillerCoors on July 1, 2008. The fiscal years ended December 26, 2009, December 28, 2008, and December 30, 2007, were 52 week periods.

        See the Executive Summary in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our volume reporting policy.

        No single customer accounted for more than 10% of our consolidated or segmented sales in 2009, 2008, or 2007.

Our Products

        MCBC has a diverse portfolio of more than 65 strategic and partner brands, including signature brands Coors Light, Molson Canadian and Carling, which are positioned to meet a wide range of consumer segments and occasions.

        Brands sold in Canada include Coors Light, Canadian, Export, Molson Canadian 67, Molson Dry, Molson M, Creemore, Rickard's Red and other Rickard's brands, Carling, Pilsner and a number of other regional brands. We also brew or distribute under license the following brands: Amstel Light under license from Amstel Brouwerij B.V., Heineken and Murphy's under license from Heineken Brouwerijen B.V., Asahi and Asahi Select under license from Asahi Beer U.S.A. Inc. and Asahi Breweries, Ltd., Miller Lite, Miller Genuine Draft, Miller Chill, Milwaukee's Best and Milwaukee's Best Dry

under license from Miller, a subsidiary of SABMiller, and Foster's under license from Foster's Group Limited. Through a joint venture agreement with Grupo Modelo, we also import, distribute and market the Modelo beer brand portfolio, including the Corona, Coronita, Negra Modelo and Pacifico brands, across all Canadian provinces and territories.

        MillerCoors sells a wide variety of brands in the U.S. Its flagship premium light brands are Coors Light and Miller Lite. Brands in the domestic premium segment include Coors Banquet, Miller Genuine Draft and MGD 64. Brands in the domestic super premium segment include Miller Chill and Sparks. Brands in the below premium segment include Miller High Life, Miller High Life Light, Keystone Light, Icehouse, Mickey's, Milwaukee's Best, Milwaukee's Best Light and Old English 800. Craft and import brands include the Blue Moon brands, Henry Weinhard's, George Killian's Irish Red, the Leinenkugel's brands, the Molson brands, Foster's, Peroni Nastro Azzurro, Pilsner Urquell and Grolsch. Brands in the non-alcoholic segment include Coors Non-Alcoholic and Sharp's. MCBC assigned the United States and Puerto Rican ownership rights to the legacy Coors brands, including Coors Light, Coors Banquet, Keystone Light, and the Blue Moon brands, to MillerCoors. We retained all ownership of these brands outside the United States and Puerto Rico. MillerCoors licenses the right to brew and sell George Killian's Irish Red. MCBC sells the Molson brands to MillerCoors through related party transactions.

        Brands sold in the U.K. include: Carling, C2, Coors Light, Worthington's, White Shield, Caffrey's, Kasteel Cru, and Blue Moon, as well as a number of smaller regional ale brands. We also sell the Grolsch brands in the United Kingdom through a joint venture with Royal Grolsch N.V. and the Cobra brands in the United Kingdom through a joint venture called Cobra Beer Partnership Ltd., and are the exclusive distributor for several brands which are sold under license, including Sol, Dos Equis, Zatec, Singha and Magners Draught Cider. Additionally, in order to be able to provide a full line of beer and other beverages to our on-premise customers, we sell factored brands in our U.K. segment, which are third party brands for which we provide distribution to retail, typically on a non-exclusive basis. We also have a contract brewing and kegging agreement with Scottish & Newcastle U.K. Ltd. for the Fosters and Kronenbourg brands.

        MCBC also markets and sells several of its brands in various international markets. Brands unique to various international markets include Zima, Coors Gold, and Coors Extra.

 Canada Segment

        MCC is Canada's second largest brewer by volume and North America's oldest beer company. MCC has an approximate 40% market share in Canada. MCC brews, markets, sells and nationally distributes a wide variety of beer brands. MCC's portfolio has leading brands in all major product and price segments. MCC's focus and investment is on key owned brands (Coors Light, Canadian, Molson Dry, Molson Export and Rickard's) and key strategic distribution partnerships (including Heineken, Corona and Miller). Coors Light currently has a 14% market share and is among the top selling beer brands in Canada and Canadian currently has an 8% market share and is the third-largest selling beer in Canada.

        The Canada segment also includes our partnership arrangements related to the distribution of beer in Ontario, BRI, and the Western provinces, Brewers' Distributor Ltd. ("BDL"). BRI was consolidated in our financial statements until deconsolidation as of March 1, 2009. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6 "VARIABLE INTEREST ENTITIES" to the Consolidated Financial Statements for further discussion.

Sales and Distribution

Canada

        In Canada, provincial governments regulate the beer industry, particularly with regard to the pricing, mark-up, container management, sale, distribution, and advertising of beer. Distribution and the retail sale of alcohol products involves a wide range and varied degree of Canadian government control through their respective provincial liquor boards.

Province of Ontario

        In Ontario, beer may only be purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario, approved agents of the Liquor Control Board of Ontario, or at any bar, restaurant, or tavern licensed by the Liquor Control Board of Ontario to sell liquor for on-premise consumption. MCC, together with certain other brewers, participates in the ownership of BRI in proportion to its provincial market share relative to other brewers in the ownership group. Ontario brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the Liquor Control Board of Ontario system and licensed establishments.

Province of Québec

        In Québec, beer is distributed directly by each brewer or through independent agents. MCC is the agent for the licensed brands it distributes. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores as well as government operated outlets.

Province of British Columbia

        In British Columbia, the government's Liquor Distribution Branch currently controls the regulatory elements of distribution of all alcohol products in the province. BDL which MCC co-owns with a competitor, manages the distribution of MCC's products throughout British Columbia. Consumers can purchase beer at any Liquor Distribution Branch retail outlet, at any independently owned and licensed wine or beer retail store or at any licensed establishment for on-premise consumption. Establishments licensed primarily for on-premise liquor sales may also be licensed for off-premise consumption.

Province of Alberta

        In Alberta, the distribution of beer is managed by independent private warehousing and shipping companies or by a government sponsored system in the case of U.S. sourced products. All sales of liquor in Alberta are made through retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees, such as bars, hotels and restaurants. BDL manages the distribution of MCC's products in Alberta.

Other Provinces

        MCC's products are distributed in the provinces of Manitoba and Saskatchewan through local liquor boards. Manitoba and Saskatchewan also have licensed private retailers. BDL manages the distribution of MCC's products in Manitoba and Saskatchewan. In the Maritime Provinces (other than Newfoundland), local liquor boards distribute and sell MCC's products. Yukon, Northwest Territories and Nunavat manage distribution and sell through government liquor commissioners.

Manufacturing, Production and Packaging

Brewing Raw Materials

        MCC selects global suppliers in order to procure the highest quality materials and services at the lowest prices available. MCC also uses hedging instruments to mitigate the risk of volatility in certain commodities and foreign exchange markets.

        MCC sources barley malt from two primary providers, with commitments through 2012. Hops are purchased from a variety of global suppliers in the U.S., Europe, and New Zealand, with commitments through 2010. Other starch brewing adjuncts are sourced from two main suppliers, both in North America. We do not foresee any significant risk of disruption in the supply of these agricultural products. Water used in the brewing process is from local sources in the communities where our breweries operate.

Brewing and Packaging Facilities

        MCC has six breweries, strategically located throughout Canada, which brew, bottle, package, market and distribute all owned and certain licensed brands sold in and exported from Canada. See Item 2, "Properties" for further detail.

Packaging Materials

        MCC single sources glass bottles and aluminum cans and has a committed supply through 2010 and 2011, respectively. Availability of glass bottles and aluminum cans has not been an issue, and MCC does not expect any difficulties in accessing them. The distribution systems in each province generally provide the collection network for returnable bottles and aluminum cans. The standard container for beer brewed in Canada is the 341 ml returnable bottle, which represents a majority of the approximately 63% of bottle volume sales in Canada. Aluminum cans account for approximately 28% of volume sales in Canada. MCC sells approximately 9% of its beer volume in stainless steel kegs. A limited number of kegs are purchased every year, and there is no long-term supply commitment. Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. MCC does not foresee difficulties in accessing these products in the near future.

Seasonality of Business

        Total industry volume in Canada is sensitive to factors such as weather, changes in demographics, and consumer preferences. Consumption of beer in Canada is also seasonal with approximately 40% of industry sales volume occurring during the four months from May through August.

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While management believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2009 Canada Beer Industry Overview

        The Canadian brewing industry is a mature market. It is characterized by aggressive competition for volume and market share from regional brewers, microbrewers and certain foreign brewers, as well as Molson's main domestic competitor. These competitive pressures require significant annual investment in marketing and selling activities.

        There are three major beer segments based on price: above premium, which includes most imports; premium, which includes the majority of domestic brands and the light sub-segment; and value.

        Since 2001, the premium beer category in Canada has gradually lost volume to the above premium and value (below premium) categories. In 2009, aggressive discounting in the industry has reduced the price gap between the premium and value segments during key selling periods, resulting in a reduction in the size of the value segment, to the benefit of the premium and super premium categories. For each of the five years ended December 31, 2007, Canada beer industry shipments annual average growth rate approximated 1%. 2008 Canada beer industry shipments were consistent with this trend, while 2009 Canada beer industry shipments declined at a rate of less than 1%.

Our Competitive Position

        The Canada brewing industry is comprised principally of two major brewers, MCC and Labatt, whose combined market share is approximately 84% of beer sold in Canada. The Ontario and Québec markets account for approximately 62% of the total beer market in Canada.

        Our malt beverages also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories.

United States Segment

        Before the formation of MillerCoors, CBC produced, marketed, and sold the Coors portfolio of brands in the United States and its territories, and included the results of the Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Container ("RMBC") joint ventures. The U.S. segment also included sales of MCC brand products sold in the United States. Effective July 1, 2008, MCBC's equity investment in MillerCoors represents our U.S. operating segment.

        MillerCoors is currently the second-largest brewer by volume in the United States, with a market share of nearly 30%. MillerCoors produces, markets, and sells a broad portfolio of brands in the United States and Puerto Rico.

Sales and Distribution

        In the United States, beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 490 independent distributors purchases MillerCoors' products and distributes them to retail accounts. Approximately 19% of our product is sold on-premise in bars and restaurants, and the other 81% is sold off-premise in liquor stores, convenience stores, grocery stores, and other retail outlets. MillerCoors wholly owns a distributorship, which handled less than 1% of their total volume in 2009.

Manufacturing, Production and Packaging

Brewing Raw Materials

        MillerCoors uses the highest quality ingredients to brew its products. MillerCoors malts a portion of its production requirements, using barley purchased under yearly contracts from independent farmers located in the western United States. Other barley, malt, and cereal grains are purchased from suppliers primarily in the United States. Hops are purchased from suppliers in the United States and New Zealand and certain European countries. MillerCoors has water rights to provide for and to sustain brewing operations in case of a prolonged drought in the regions for which they have operations.

Brewing and Packaging Facilities

        There are eight major breweries/packaging facilities which provide MillerCoors products to distributors across the United States and Puerto Rico. MillerCoors imports MCC brands and Peroni, Pilsner Urquell, Grolsch, and other smaller import brands from SABMiller.

Packaging Materials

        Over half of U.S. products sold were packaged in aluminum cans in 2009. A portion of aluminum cans were purchased from RMMC, a joint venture with Ball Corporation ("Ball"), whose production facility is located near the brewery in Golden, Colorado. In addition to the supply agreement with RMMC, MillerCoors has a commercial supply agreement with Ball to purchase cans and ends in excess of what is supplied through RMMC; these agreements have various expiration dates. The RMMC joint venture agreement is scheduled to expire in 2011. Approximately one-third of U.S. products in 2009 were packaged in glass bottles of which a portion was provided by RMBC, a joint venture with Owens-Brockway Glass Container, Inc. ("Owens"). The joint venture with Owens, as well as a supply agreement with Owens for the glass bottles required in excess of RMBC's production, expires in 2015. The approximate remaining 10% of U.S. production volume sold in 2009 was packaged in quarter, half, and one-sixth barrel stainless steel kegs. A limited number of kegs are purchased each year, and there is no long-term supply agreement. Crowns, labels, corrugate and paperboard are purchased from concentrated sources unique to each product. MillerCoors does not foresee difficulties in accessing packaging products in the future.

Contract Manufacturing

        MillerCoors has an agreement with S&P Company whereby MillerCoors will brew, package and ship products for Pabst Brewing Company through March 2014. Additionally, MillerCoors produces beer under contract for our MCI business, Miller Brewing International and Foster's LLC.

Seasonality of the Business

        MillerCoors U.S. sales volumes are normally lowest in the winter months (first and fourth quarters) and highest in the summer months (second and third quarters).

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources and MillerCoors distributors. While management believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2009 U.S. Beer Industry Overview

        The beer industry in the United States is highly competitive, and the two largest brewers, of which MillerCoors is the smaller, represent approximately 80% of the market. The intention of the combination of Miller and Coors in mid-2008 was to create a stronger U.S. brewer with the scale, operational efficiency and distribution platform to compete more effectively against larger brewers, both domestic and global. Growing or even maintaining market share has required increased investments in marketing. For each of the ten years ended December 31, 2007, the U.S. beer industry shipments annual growth rate approximated 1%, compared with growth of less than 1% in 2008 and a decline of approximately 2% in 2009.

Our Competitive Position

        The MillerCoors portfolio of beers competes with numerous above premium, premium, low-calorie, popular priced, non-alcoholic, and imported brands. These competing brands are produced by international, national, regional and local brewers. MillerCoors competes most directly with Anheuser-Busch Inbev ("A-B Inbev"), but also competes with imported and craft beer brands. MillerCoors is the nation's second- largest brewer, selling nearly 30% of the total 2009 U.S. brewing industry shipments (including exports and U.S. shipments of imports). This compares to A-B Inbev's market share of 49%.

        MillerCoors' products also compete with other alcohol beverages, including wine and spirits, and thus our competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.

United Kingdom Segment

        MCBC-UK is the United Kingdom's third-largest beer company, with unit volume sales of approximately 9.5 million hectoliters in 2009. MCBC-UK has an approximate 19% share of the U.K. beer market, Western Europe's second-largest market. Sales are primarily in England and Wales, with Carling (a mainstream lager) representing more than three-fourths of MCBC-UK's total beer volume. The U.K. segment consists of our production and sale of the MCBC-UK brands in the U.K., our joint venture arrangement for the production and distribution of Grolsch brands in the U.K. and the Republic of Ireland, our joint venture arrangement for the production and distribution of the Cobra brands in the U.K., factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), and our Tradeteam joint venture arrangement with DHL (formerly Exel Logistics) for the distribution of products throughout Great Britain.

Sales and Distribution

        In the U.K., beer is generally distributed through a two-tier system consisting of manufacturers and retailers. Most of our beer in the U.K. is sold directly to retailers. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies ("factored" brands) to the on-premise channel (bars and restaurants). Approximately 33% of MCBC-UK's net sales value in 2009 was composed of factored brands. Factored brand sales are included in our net sales and cost of goods sold when sold but are not included in the reported volumes.

        Generally, over the past three decades, volumes have shifted from the higher margin on-premise channel, where products are consumed in pubs and restaurants, to the lower margin off-premise channel, also referred to as the "take-home" market.

On-Premise Market Channel

        The on-premise channel accounted for approximately 64% of our U.K. sales volumes in 2009. The on-premise channel has two sub-categories: multiple on-premise and free on-premise. Multiple on-premise refers to those customers who own a number of pubs and restaurants and free on-premise refers to individual owner-operators of pubs and restaurants. In 2009, MCBC-UK sold approximately 61% and 39% of its on-premise volume to multiple and free on-premise customers, respectively. In recent years, pricing competition in the on-premise channel has intensified as the retail pub chains have consolidated. As a result, the larger pub chains have been able to negotiate lower beer prices from brewers. A national smoking ban was enacted in 2007 affecting all pubs and restaurants in the U.K., which has had an unfavorable impact on beer volume sold in this channel.

        The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer in the U.K. Accordingly, MCBC-UK owns equipment used to dispense beer from kegs to consumers. This includes beer lines, cooling equipment, taps, and countermounts.

        Similar to other U.K. brewers, MCBC-UK has traditionally used loans to secure supply relationships with customers in the on-premise market. Loans are normally granted at below-market rates of interest, with the outlet purchasing beer at lower-than-average discount levels to compensate. We reclassify a portion of sales revenue to interest income to reflect the economic substance of these loans.

Off-Premise Market Channel

        The off-premise channel accounted for approximately 36% of our U.K. sales volume in 2009. The off-premise market includes sales to supermarket chains, convenience stores, liquor store chains, distributors, and wholesalers. The off-premise channel has become increasingly concentrated among a small number of super-store chains, placing increasing downward pressure on pricing.

Distribution

        Distribution activities for MCBC-UK are conducted by Tradeteam, which operates a system of satellite warehouses and a transportation fleet.

Manufacturing, Production and Packaging

Brewing Raw Materials

        We use high quality water, barley and hops to brew our products. During 2009, MCBC-UK produced 100% of its required malt using barley purchased from sources in the U.K. Hops and adjunct starches used in the brewing process are purchased from agricultural sources in the United Kingdom and on the European continent. MCBC-UK does not anticipate difficulties in accessing these agricultural products going forward, although prices have continued to rise over the past year.

        We ensure high quality water by obtaining our water from private water sources chosen for their purity. We regularly test to ensure their purity and to confirm that we meet all U.K. private water regulations. Public water supplies are used as back-up to the private supplies in some breweries, and these are again tested regularly.

Brewing and Packaging Facilities

        We operate three breweries in the U.K. See Item 2, "Properties" for further detail. Product sold in Ireland is produced by contract brewers.

Packaging Materials

        We used kegs and casks for approximately 56% of our U.K. products in 2009, reflecting a high percentage of product sold on-premise. Approximately 35% of our U.K. products were packaged in steel cans with aluminum ends in 2009. All of our cans are purchased through a supply contract with Ball. Approximately 5% of our U.K. products are packaged in glass bottles purchased through supply contracts with third-party suppliers. The remaining 4% of our U.K. sales are shipped in bulk tanker for other brewers to package. Crowns, labels, corrugate, and paperboard are purchased from concentrated sources unique to each product. MCBC-UK does not foresee difficulties in accessing these or other packaging materials in the foreseeable future.

Contract Manufacturing

        MCBC-UK has an agreement with Heineken UK whereby it will brew and package certain products in Ireland through December 2011.

Seasonality of Business

        In the U.K., the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Peak selling seasons occur during the summer and during the Christmas and New Year holidays.

Known Trends and Competitive Conditions

        Industry and competitive information in this section and elsewhere in this report was compiled from various industry sources. While management believes that these sources are reliable, we cannot guarantee the accuracy of data and estimates obtained from these sources.

2009 U.K. Beer Industry Overview

        The U.K. beer consumption has seen several years of decline driven by a number of factors, including changes in consumers' lifestyles, falling discretionary income and pressure from other drinks categories, notably wine. The beer market in 2009 declined by 3.8%, with the On Trade 5% down and Off Trade 2.4% down, impacted by poor summer weather and worsening economic conditions. A widening price differential between the on-premise (higher prices) and the off-premise (lower prices) has tended to benefit off-premise sales. For each of the ten years ended December 31, 2007, UK beer industry shipments declined at an average rate of between 1% and 2%, compared with declines of approximately 6% and 4% in 2008 and 2009, respectively.

        The industry has also experienced a steady trend away from ales and toward lagers. Sales of lagers accounted for 74% of the U.K. market in 2009.

Our Competitive Position

        Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines, spirits, and ciders. With the exception of stout, where we do not have our own brand, our brand portfolio gives us strong representation in all major beer categories. Our strength in the growing lager category with Carling, Grolsch, Coors Light and Cobra positions us well to take advantage of the continuing trend toward lagers. Our portfolio has been strengthened by the introduction of a range of imported and specialty beer brands, such as Singha and Cobra. Our principal competitors are Scottish & Newcastle U.K. Ltd., Inbev U.K. Ltd., and Carlsberg U.K. Ltd. with market shares of approximately 26%, 20%, and 13%, respectively compared to our share of 19% (excluding factored brands).

Molson Coors International ("MCI") and Corporate

        MCI was formerly known and referred to within our financial statements as Global Brands and Market Development ("Global Markets").

        The objectives of MCI are to grow and expand our business and brand portfolios in developing markets. Our current businesses in Asia, continental Europe, Mexico and the Caribbean (excluding Puerto Rico) are included in MCI and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments.

Asia

        Our Japanese business is currently focused on the Zima and Coors brands. Our business in China is principally focused on Coors Light. Product sold in Japan is contract brewed by SAB Miller Vietnam and product sold in China is contract brewed by a third party in China. We have a license partnership in Philippines and plan to re-enter Vietnam with a local commercial partner and contract brewer. The small amount of remaining volume sold in Asia is exported from the U.S. under a brewing agreement with MillerCoors.

Europe

        Our business within continental Europe is focused on growing Coors Light. Key countries include Spain and Scandinavia. We continue to sell Carling, Caffreys and Worthingtons to UK tourist destinations including Spain, Greece and Cyprus. The Europe business also supplies beer to UK Military operations globally. All products are brewed by and exported from our MCBC-UK breweries through agreements with independent distributors.

Mexico, Central America and the Caribbean

        Coors Light is sold in Mexico through an exclusive licensing agreement with Cerveceria Cuauhtemoc Moctezuma, S.A. de C.V. ("CCM"), a subsidiary of FEMSA Cerveza. In addition, our products sold in a number of Caribbean islands and the Panama market are produced under a brewing agreement by MillerCoors and are exported to and sold through agreements with independent distributors.

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

Other Information

Global Intellectual Property

        We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patents on innovative processes related to product formula, can making, can decorating, and certain other technical operations. These patents have expiration dates through 2021. We are not reliant on royalties or other revenue from third parties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.

Regulation

Canada

        In Canada, provincial governments regulate the production, marketing, distribution, selling, and pricing of beer (including the establishment of minimum prices), and impose commodity taxes and license fees in relation to the production and sale of beer. In 2009, Canada excise taxes totaled $539.5 million or $61.73 per hectoliter sold. In addition, the federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes, consumption taxes, excise taxes, and in certain instances, custom duties on imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the United States, affect the Canadian beer industry.

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

        Governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. U.S. federal excise taxes on malt beverages currently approximate $15 per hectoliter. State excise taxes are levied at varying rates with an average rate of approximately $2 per hectoliter in 2009.

United Kingdom

        In the U.K., regulations apply to many parts of our operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, and data protection regulations. To operate our breweries and carry on business in the U.K., we must obtain and maintain numerous permits and licenses from local Licensing Justices and governmental bodies, including Her Majesty's Revenue & Customs ("HMRC"); the Office of Fair Trading; the Data Protection Commissioner and the Environment Agency.

        The U.K. government levies excise taxes on all alcohol beverages at varying rates depending on the type of product and its alcohol content by volume. In 2009, we incurred approximately $848 million in excise taxes on gross revenues of approximately $2.1 billion, or $89.13 per hectoliter.

Environmental Matters

        Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 21 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements under the caption "Environmental" for additional information regarding environmental matters.

Employees and Employee Relations

Canada

        We have approximately 2,700 full-time employees in our Canada segment, of which 63% are represented by trade unions. We maintain agreements with the various unions representing workers at each of our facilities. We believe that relations with our Canada employees are good.

United States

        We have approximately 190 employees in our corporate headquarters in Denver, Colorado. We believe that relations with our U.S. employees are good.

        MillerCoors has approximately 9,000 employees. Approximately 36% of its work force is represented by unions. We believe that MillerCoors' relations with its U.S. employees are good.

United Kingdom

        We have approximately 2,300 employees in our U.K. segment. Approximately 26% of this total workforce is represented by trade unions, primarily at our Burton-on-Trent and Tadcaster breweries. We believe that relations with our U.K. employees are good.

Molson Coors International

        We have approximately 350 employees in our MCI business, primarily in Asia (China and Japan) and within our Denver headquarters offices. We believe that relations with our MCI employees are good.

Joint Ventures and Other Existing Arrangements

MillerCoors joint venture

        Effective, July 1, 2008, MCBC and SABMiller combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller. Each party contributed its business and related operating assets and certain liabilities into an operating joint venture company. The percentage interests in the profits of the joint venture are 58% for SABMiller and 42% for MCBC. Voting interests are shared 50%-50%, and each investing company has equal board representation within MillerCoors. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal apply to any subsequent assignment of such interests. Our interest in MillerCoors is accounted for by us under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Notes 3 "SEGMENT REPORTING" and 4 "EQUITY INVESTMENTS."

Grupo Modelo joint venture

        Effective, January 1, 2008, MCC and Grupo Modelo, S.A.B. de C.V. ("Modelo") established a 50%-50% joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under this new arrangement, MCC's sales team is responsible for selling the brands across Canada on behalf of the joint venture. Modelo will continue to produce the products sold through the joint venture. The alliance enables MMI to leverage the existing resources and capabilities of MCC to achieve greater distribution coverage in the Western provinces of Canada. MMI is accounted for under the equity method of accounting.

Other existing arrangements

        BDL is a distribution operation owned by MCC and one other brewer. Pursuant to an operating agreement, BDL acts as an agent for the distribution of the brewers' products in the western provinces of Canada and is accounted for under the equity method of accounting.

        BRI is a joint venture beer distribution and retail network for the Ontario region of Canada, owned by MCC, and two other brewers. See above for 2009 developments related to BRI. BRI is accounted for under the equity method.

        Grolsch is a joint venture between MCBC-UK and Royal Grolsch N.V. which markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by MCBC-UK under a contract brewing agreement, and we consolidate this joint venture in our financial statements.

        Cobra is a joint venture that owns the U.K. and world-wide rights to the Cobra beer brand (with the exception of the Indian sub-continent area). We consolidate the results and financial positions of CBPL and it is reported within our U.K. segment.

        To focus on our core competencies in manufacturing, marketing and selling malt beverage products, we have entered into other joint venture arrangements. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS" AND Note 6 "VARIABLE INTEREST ENTITIES" for further information.

(d)   Financial Information about Foreign and Domestic Operations and Export Sales

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 3 "SEGMENT REPORTING" to the Consolidated Financial Statements for discussion of sales, operating income, and identifiable assets attributable to our country of domicile, the United States, and all foreign countries.

(e)   Available Information

        Our internet website is http://www.molsoncoors.com. Through a direct link to our reports at the SEC's website at http://www.sec.gov, we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.

        All of Molson Coors' directors and employees, including its Chief Executive Officer, Chief Financial Officer, and other senior financial officers, are bound by Molson Coors' Code of Business Conduct, which complies with the requirements of the New York Stock Exchange and the SEC to ensure that the business of Molson Coors is conducted in a legal and ethical manner. The Code of Business Conduct covers all areas of professional conduct, including employment policies, conflicts of interest, fair dealing, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code of Business Conduct is available on the Molson Coors website. Molson Coors endeavors to disclose amendments to, or waivers from, certain provisions of the Code of Business Conduct for executive officers and directors on its website within four business days following the date of such amendment or waiver.

Executive Officers

        The following tables set forth certain information regarding our Executive Officers as of February 12, 2010:

Name	Age	Position
Krishnan Anand	52	President of Molson Coors International
Peter H. Coors	63	Chairman of the Board of the Company, Executive Director of Coors Brewing Company, and Chairman of the Board of MillerCoors LLC
Stewart Glendinning	44	Global Chief Financial Officer and a Director of MillerCoors LLC
Ralph P. Hargrow	57	Global Chief People Officer
Mark Hunter	47	President and Chief Executive Officer of Molson Coors Brewing Company (UK) Limited
David Perkins	56	President and Chief Executive Officer of Molson Coors Canada, and a Director of MillerCoors LLC
Peter Swinburn	57	President, Chief Executive Officer and a Director, and a Director of MillerCoors LLC
Gregory L. Wade	61	Global Chief Supply Chain Officer
Samuel D. Walker	51	Global Chief Legal Officer, Corporate Secretary, and Managing Director of MillerCoors LLC

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

        Our success as an enterprise depends largely on the success of relatively few products in several mature markets; the failure or weakening of one or more of these products or markets could materially adversely affect our financial results.    Our Canadian and Coors Light brands in Canada, Miller Lite and Coors Light brands in the U.S., and Carling brand in the U.K. represented more than half of each respective segment's sales in 2009. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, would have a material adverse effect on our business.

        Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact liquidity and results of operations.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, future government regulation, global equity prices, and our required and/or voluntary contributions to the plans. While we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, credit rating and cost of borrowing, financial position, or results of operations.

        We rely on a small number of suppliers to obtain the packaging we need to operate our business. The inability to obtain materials could unfavorably affect our ability to produce our products.    We purchase certain types of packaging materials including aluminum, glass and paperboard from a small number of suppliers. Consolidation of the packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source, could have a material adverse effect on our business.

        Consolidation of brewers worldwide may lead to the termination of one or more manufacturer/distribution agreements, which could have a material adverse effect on our business.    We manufacture and/or distribute products of other beverage companies through various joint ventures, licensing, distribution or other arrangements. The loss of one or more of these arrangements could have a material adverse effect on the results of one or more reporting segments.

        Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In addition, in some of our markets, our primary competitors have substantially greater financial, marketing, production and distribution resources than Molson Coors. In all of the markets in which Molson Coors operates, aggressive marketing strategies by our main competitors could adversely affect our financial results. Moreover, each of our major markets is mature, and in each we face large competitors who have greater financial, marketing, and distribution resources and are more diverse in terms of their geographies and brand portfolios.

        We may not properly execute, or realize the anticipated $100 million of cost savings or benefits from, our ongoing strategic initiatives.    Our success is partly dependent upon properly executing and realizing cost savings or other benefits from the additional cost savings initiatives, called RFGII, identified during 2009. These initiatives are primarily designed to make the company more efficient across the business, which is a necessity in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in a strain on the company's sales, manufacturing, logistics, customer service, or finance and accounting functions. Any of these results could have a material adverse effect on the business and financial results of the company.

        Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations could have a material adverse effect on our financial condition.    Our business is highly regulated by federal, state, provincial, and local laws and regulations in various countries regarding such matters as licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, smoking bans at on-premise locations, and other matters. These laws and regulations are subject to frequent re-evaluation and political debate. Failure to comply with existing laws and regulations or changes in these laws and regulations or in tax, environmental, excise tax levels imposed or any other laws or regulations could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition, and results of operations. Finally, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol have been increasingly organized on a global basis, seeking to impose regulations to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in national regulations where we do or plan to do business, they could have a material, negative impact on our results of operations.

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

        Our operations face significant exposure to changes in commodity prices, which could materially and adversely affect our operating results.    We use a large volume of agricultural and other raw materials to produce our products, including barley, barley malt, hops, corn, other various starches, water, and packaging materials, including aluminum, cardboard and other paper products. We also use a significant amount of diesel fuel in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), frosts, droughts and other weather conditions, economic factors affecting growth decisions, plant diseases, and theft. To the extent any of the foregoing factors affect the prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks, our results of operations could be materially and adversely impacted.

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

        Due to a high concentration of unionized workers in the United Kingdom, Canada and at MillerCoors in the U.S., we could be significantly affected by labor strikes, work stoppages, or other employee-related issues.    Approximately 63%, 26% and 36% of the MCC, MCBC-UK and MillerCoors workforces, respectively, are represented by trade unions. Although we believe relations with our employees and the MillerCoors employees are good, stringent labor laws in the U.K. expose us to a greater risk of loss should we experience labor disruptions in that market.

        Changes to the regulation of the distribution systems for our products could adversely impact our business.    In 2006, the U.S. Supreme Court ruled that certain state regulations of interstate wine shipments are unlawful. As a result of this decision, states may alter the three-tier distribution system that has historically applied to the distribution of products now sold through MillerCoors (including our non-U.S. products). Changes to the three-tier distribution system could have a materially adverse impact on MillerCoors. Further, in certain Canadian provinces, our products are distributed through joint venture arrangements that are mandated and regulated by provincial government regulators. If provincial regulation should change, effectively eliminating the distribution channels, the costs to adjust our distribution methods could have a material adverse impact on our business.

        Changes in various supply chain standards or agreements could adversely impact our business.    Our business includes various joint venture and industry agreements which standardize parts of the supply chain system. This includes examples such as the returnable bottle system in Canada, as well as warehousing and customer delivery systems organized under joint venture agreements with other brewers. Any change in these agreements could have a material adverse impact on our business.

        Because of our reliance on third-party service providers for certain administrative functions, we could experience a disruption to our business.    We rely exclusively on one information services provider worldwide for our information technology functions including network, help desk, hardware, and software configuration. We also have outsourced a significant portion of work associated with our finance and accounting, human resources, and other information technology functions to a third-party service provider. If one of these service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions.

        We may incur impairments of the carrying value of our goodwill and other intangible assets that have indefinite useful lives.    In connection with various business combinations, we have allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Potential resulting charges could be material and could adversely impact our results of operations.

        Climate change and water availability may negatively affect our business.    There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of beer, changing weather patterns could result in decreased agricultural productivity in certain regions which may limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. There are also water availability risks. Climate change may cause water scarcity and a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities. Even where water is widely available, water purification and waste treatment infrastructure limitations could increase costs or constrain our operations.

Risks Specific to Our Discontinued Operations

        Indemnities provided to the purchaser of 83% of the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our 83% ownership interest in Kaiser to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. Despite a 2009 Brazilian tax amnesty in which FEMSA is participating, we cannot predict the outcomes of remaining administrative and judicial proceedings that will occur with regard to these claims. These indemnity obligations are recorded as liabilities on our balance sheet however, we could incur future statement of operations charges as facts further develop resulting in changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.

Risks Specific to the Canada Segment

        We may experience continued discounting in Canada.    The continuation, or the increase of such discounting, in Québec or other in provinces, could adversely impact our business.

Risks Specific to the U.S. Segment and MillerCoors

        We may incur unexpected costs or face other business issues from MillerCoors due to challenges associated with integrating operations, technologies, and other aspects of the operations.    MillerCoors management team continues to focus on fully integrating the respective Miller and Coors U.S. operations, technologies, and services, as well as their respective distribution networks including the resolution of disputes arising from the consolidation of distributors arising from the MillerCoors joint venture. The failure of MillerCoors to successfully integrate the two operations could adversely affect our financial results or prospects.

        We do not fully control the operations and administration of MillerCoors, our investment in which represents our interests in the U.S. beer business.    We jointly control MillerCoors with SABMiller, and hold 42% economic interest in it. MillerCoors management is responsible for the day to day operations of the business and therefore, we do not have full control over the activities of MillerCoors. Our results of operations are dependent upon the efforts of MillerCoors management, our ability to govern the joint venture effectively with SABMiller, and factors beyond our control that may affect SABMiller.

Additionally, our disclosure controls and procedures with respect to MillerCoors are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        MillerCoors is highly dependent on independent distributors in the United States to sell its products, with no assurance that these distributors will effectively sell its and our products.    MillerCoors sells all of its products and our non-U.S. products in the United States to distributors for resale to retail outlets and the regulatory environment of many states makes it very difficult to change distributors. Consequently, if MillerCoors is not allowed or is unable to replace unproductive or inefficient distributors, their business, financial position, and results of operation may be adversely affected. Consolidation of distributors is expected to occur following the formation of MillerCoors.

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

        In the event that a significant pub chain were to go bankrupt, or experience similar financial difficulties, our business could be adversely impacted.    We extend credit to pub chains in the U.K. in which some cases the amounts are significant. The continuing challenging economic environment in the U.K. has caused business at on-premise outlets to slow in late 2008 and 2009, and some pub chains may face increasing financial difficulty if economic conditions do not improve. In the event that a pub chain were to be unable to pay amounts owed to the Company as a result of bankruptcy or similar financial difficulties, our business could be adversely impacted.

        Consolidation of pubs and growth in the size of pub chains in the United Kingdom could unfavorably impact pricing.    The trend toward consolidation of pubs, away from independent pub and club operations, is continuing in the United Kingdom. These larger entities have stronger price negotiating power, and therefore continuation of this trend could impact MCBC-UK's ability to obtain favorable pricing in the on-premise channel (due to the spillover effect of reduced negotiating leverage) and could reduce our revenues and profit margins. In addition, these larger customers continue to move to purchasing directly more of the products that, in the past, we have provided as part of our factored business. Further consolidation could contribute to an adverse financial impact.

        We depend exclusively on one logistics provider in England, Wales, and Scotland for distribution of our MCBC-UK products.    Tradeteam handles all of the physical distribution for MCBC-UK in England, Wales and Scotland, except where a different distribution system is requested by a customer. If Tradeteam were unable to continue distribution of our products and we were unable to find a suitable replacement in a timely manner, we could experience significant disruptions in our business that could have an adverse financial impact.

ITEM 1B.    Unresolved SEC Staff Comments

        None.

ITEM 2.    Properties

        As of December 26, 2009, our major facilities were (owned unless otherwise indicated):

Facility	Location	Character
Canada
Administrative Offices	Toronto, Ontario	Canada Segment Headquarters
	Montréal, Québec	Corporate Headquarters
Brewery/packaging plants	St Johns, Newfoundland	Packaged malt beverages
Montréal, Québec(5)
Creemore, Ontario
Moncton, New Brunswick
Toronto, Ontario(5)
Vancouver, British Columbia
Distribution warehouses	Québec Province(1)	Distribution centers
Ontario Province(2)
United States/MCI and Corporate
Administrative Offices	Denver, Colorado(3)	Corporate Headquarters
Administrative Offices	Guangzhou, China(4)	MCI Headquarters
Tokyo, Japan(4)
Hong Kong(4)
United Kingdom
Administrative Office	Burton-on-Trent, Staffordshire	U.K. Segment Headquarters
Brewery/packaging plants	Burton-on-Trent, Staffordshire(5) Tadcaster Brewery, Yorkshire Alton Brewery, Hampshire	Malt and spirit-based beverages/packaged malt beverages
Malting/grain silos	Burton-on-Trent, Staffordshire	Malting facility
Distribution warehouse	Burton-on-Trent, Staffordshire	Distribution center

(1)
We own 14 warehouses, lease 12 warehouses and lease one additional distribution center in the Québec Province.

(2)
We own one warehouse in the Ontario Province.

(3)
Leased facility.

(4)
We lease main headquarter offices in Asia. Additionally, in China we lease regional offices to comply with local regulations which require an office in each city where we trade (38 cities).

(5)
Montréal and Toronto breweries account for approximately 76% of our Canada production. The Burton-on-Trent brewery is the largest brewery in the U.K. and accounts for approximately 62% of MCBC-UK's production.

        We believe our facilities are well maintained and suitable for their respective operations. In 2009, our operating facilities were not capacity constrained.

ITEM 3.    Legal Proceedings

        In 1999, Molson Inc. entered an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributors $150,000 in settlement. The distributor then sued Molson Inc. to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro set aside the settlement agreement and determined that Molson Inc. was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which during the fourth quarter of fiscal year 2009, granted certiorari and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommending damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation regarding damages. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court of the State of Rio de Janeiro regarding these procedural irregularities. During the fourth quarter of fiscal year 2009, Molson's procedural appeal was denied. Following the state trial court's procedural ruling, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million, plus attorneys' fees and interest. Such judgment was rendered during the third quarter of 2009. Molson Inc. has appealed the judgment, and the Appellate Court of the State of Rio de Janeiro has entered an injunction to prevent the distributor from executing on the judgment pending appeal. During the fourth quarter, the appellate court considering Molson's appeal from the judgment directed the court-retained expert to recalculate the alleged damages on a different and potentially more favorable basis to Molson. We continue to believe that a material loss in this case is not probable. Molson will vigorously defend the case.

        MCBC-UK replaced a profit sharing plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against MCBC-UK with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against MCBC-UK. MCBC-UK appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. MCBC-UK appealed the employment appeal tribunal's judgment. In January 2007, the appeals court ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed in Birmingham County Court during the third quarter of 2008. The case was decided in our favor in October 2009, and the time for plaintiffs to appeal has passed. We also have been advised by the union that encouraged these claims that it will no longer pursue the matter on behalf of any other employees. If MCBC-UK had been held to be liable to the claimants, the amounts of the liability would have been immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss would be higher.

        In March 2009, Brewers' Retail, Inc. ("BRI"), which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although notice of the lawsuit was provided in March, the lawsuit has not been formally commenced. The same plaintiffs filed a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failing to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. For example, we are one of approximately 60 entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado may bring an action to recover natural resources damages. Although no formal action has been brought, the State of Colorado is informally asserting total damages of approximately $10 million. However, the Company is potentially liable for only a portion of those damages. The Company will defend any such claims vigorously.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

ITEM 5.    Market for the Registrant's Common Equity and Issuer Purchases of Equity Securities

        Our Class B non-voting common stock is traded on the New York Stock Exchange under the symbol "TAP." Prior to the Merger, our Class B non-voting common stock was traded on the New York Stock Exchange, under the symbol "RKY" (since March 11, 1999) and prior to that was quoted on the NASDAQ National Market under the symbol "ACCOB."

        In connection with the Merger and effective February 9, 2005, we have Class A common stock and Class B non-voting common stock trading on the New York Stock Exchange under the symbols "TAP A" and "TAP," respectively. "TAP A" and "TAP" were de-listed from the Toronto Stock Exchange at the close of business on May 1, 2009. In addition, our indirect subsidiary, Molson Coors Canada Inc., has Exchangeable Class A and Exchangeable Class B shares trading on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to defer tax in Canada and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for Molson Coors Class A or B common stock at any time and at the exchange ratios described in the Merger documents, and receive the same dividends. At the time of exchange, shareholders' taxes are due. The exchangeable shares have voting rights through special voting shares held by a trustee, and the holders thereof are able to elect members of the Board of Directors. The approximate number of record security holders by class of stock at February 12, 2010, is as follows:

Title of class	Number of record security holders
Class A common stock, voting, $0.01 par value	30
Class B common stock, non-voting, $0.01 par value	3,194
Class A exchangeable shares	277
Class B exchangeable shares	2,908

        The following table sets forth the high and low sales prices per share of our Class A common stock and dividends paid for each fiscal quarter of 2009 and 2008 as reported by the New York Stock Exchange.

	High	Low	Dividends
2009
First quarter	$48.00	$30.81	$0.20
Second quarter	$46.25	$34.00	$0.24
Third quarter	$49.75	$42.00	$0.24
Fourth quarter	$50.58	$42.32	$0.24
2008
First quarter	$53.48	$43.74	$0.16
Second quarter	$58.48	$52.70	$0.20
Third quarter	$58.00	$47.00	$0.20
Fourth quarter	$47.16	$35.50	$0.20

        The following table sets forth the high and low sales prices per share of our Class B common stock and dividends paid for each fiscal quarter of 2009 and 2008 as reported by the New York Stock Exchange.

	High	Low	Dividends
2009
First quarter	$49.88	$30.76	$0.20
Second quarter	$46.89	$33.44	$0.24
Third quarter	$49.88	$41.68	$0.24
Fourth quarter	$51.11	$42.90	$0.24
2008
First quarter	$54.83	$43.58	$0.16
Second quarter	$59.51	$52.12	$0.20
Third quarter	$58.83	$45.57	$0.20
Fourth quarter	$47.94	$35.00	$0.20

        The following table sets forth the high and low sales prices per share of our Exchangeable Class A shares and dividends paid for each fiscal quarter of 2009 and 2008 as reported by the Toronto Stock Exchange.

	High	Low	Dividends
2009
First quarter	CAD 53.84	CAD 40.37	$0.20
Second quarter	CAD 51.13	CAD 41.75	$0.24
Third quarter	CAD 53.53	CAD 48.31	$0.24
Fourth quarter	CAD 53.24	CAD 45.82	$0.24
2008
First quarter	CAD 55.00	CAD 46.26	$0.16
Second quarter	CAD 58.87	CAD 54.00	$0.20
Third quarter	CAD 56.01	CAD 47.92	$0.20
Fourth quarter	CAD 56.49	CAD 41.01	$0.20

        The following table sets forth the high and low sales prices per share of our Exchangeable Class B shares and dividends paid for each fiscal quarter of 2009 and 2008 as reported by the Toronto Stock Exchange.

	High	Low	Dividends
2009
First quarter	CAD 60.00	CAD 40.25	$0.20
Second quarter	CAD 51.85	CAD 42.17	$0.24
Third quarter	CAD 54.39	CAD 47.80	$0.24
Fourth quarter	CAD 53.50	CAD 45.75	$0.24
2008
First quarter	CAD 55.29	CAD 43.40	$0.16
Second quarter	CAD 60.32	CAD 53.05	$0.20
Third quarter	CAD 58.28	CAD 47.00	$0.20
Fourth quarter	CAD 57.77	CAD 41.00	$0.20

PERFORMANCE GRAPH

        The following graph compares Molson Coors' cumulative total stockholder return over the last five fiscal years with the Standard and Poor's 500 Index® ("S&P 500"), the Russell 1000® Beverage Brewers Wineries Industry Index which includes Molson Coors and Constellation Brands, Inc. ("Peer Group A"), and the Standards and Poor's SuperComposite® Brewers Index which includes Molson Coors and the Boston Beer Company, Inc. ("Peer Group B"). The graph assumes $100 was invested on December 23, 2004, (the last trading day of fiscal year 2004) in Molson Coors common stock, the S&P 500, Peer Group A and Peer Group B, and assumes reinvestment of all dividends.

        On August 1, 2007, our Board of Directors declared a two-for-one stock split issued in the form of a dividend for all classes of capital stock, with a record date of September 19, 2007, and an effective date of October 3, 2007. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split. Note that in prior years we referenced the Russell 3000® Beverage Brewers Wineries Industry Index as our peer group but this index was discontinued as of September 30, 2009. Prior to discontinuation, the Russell 3000® Beverage Brewers Wineries Industry Index included Molson Coors, Anheuser-Busch Companies, Inc. (until de-listing effective November 2008), the Boston Beer Company, Inc., and Constellation Brands, Inc.

Molson Coors Brewing Company
Comparison of Five-Year Cumulative Total Return

	At Fiscal-Year End
	2004	2005	2006	2007	2008	2009
Molson Coors(1)	$100.00	$91.29	$107.32	$148.38	$135.97	$131.85
S&P 500	$100.00	$106.78	$121.69	$129.25	$78.11	$103.28
Peer Group A(2)	$100.00	$100.94	$116.47	$127.06	$156.60	$154.93
Peer Group B(3)	$100.00	$87.87	$101.46	$113.90	$153.74	$153.47

(1)
Adolph Coors Company and Molson Inc. merged on February 9, 2005, to form Molson Coors Brewing Company. Performance prior to the merger is for Adolph Coors Company only.

(2)
Peer Group A is the Russell 1000® Beverage Brewers Wineries Industry Index. Bloomberg's® code for this index is R1VBVBW.

(3)
Peer Group B is the S&P Supercomposite® Brewers Index. Bloomberg's® code for this index is S15BREW.

ITEM 6.    Selected Financial Data

        The table below summarizes selected financial information for the five years ended as noted. For further information, refer to our consolidated financial statements and notes thereto presented under Part II—Item 8 Financial Statements and Supplementary Data. Due to a new accounting pronouncement related to convertible debt, certain amounts have been adjusted from previously reported amounts. The pronouncement pertains to our 2.5% Convertible Senior Notes due July 30, 2013 that were issued in 2007 and resulted in adjustments to 2007 and 2008 income from continuing operations, per share amounts, total assets, and long-term debt in the table below. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 2 "NEW ACCOUNTING PRONOUNCEMENTS" under the sub-heading "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

	2009(1)	2008(1)	2007(1)	2006(1)(2)	2005(1)(2)(3)
	(In millions, except per share data)
Consolidated Statement of Operations:
Net sales(4)	$3,032.4	$4,774.3	$6,190.6	$5,845.0	$5,506.9
Income from continuing operations attributable to MCBC	$729.4	$390.8	$509.7	$373.6	$230.4
Income from continuing operations attributable to MCBC per share:
Basic	$3.96	$2.14	$2.85	$2.17	$1.45
Diluted	$3.92	$2.11	$2.81	$2.16	$1.44
Consolidated Balance Sheet data:
Total assets	$12,021.1	$10,386.6	$13,415.1	$11,603.4	$11,799.3
Current portion of long-term debt	$300.3	$0.1	$4.2	$4.0	$348.1
Long-term debt	$1,412.7	$1,752.0	$2,165.1	$2,129.8	$2,136.7
Other information:
Dividends per share of common stock	$0.92	$0.76	$0.64	$0.64	$0.64

(1)
52-weeks reflected in 2009, 2008, 2007, and 2005 versus 53-weeks included in 2006.

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

        Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook for 2010" relating to overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, anticipated results, anticipated synergies, expectations for funding future capital expenditures and operations, debt service capabilities, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, changes in consumer preferences and product trends, price discounting by major competitors, failure to realize the anticipated cost savings and other benefits from MillerCoors, failure to realize anticipated results from synergy initiatives, and increases in costs generally, as well as the risks and uncertainties described under the heading "Risk Factors" and elsewhere throughout this report. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Executive Summary

2009 Key Financial Highlights:

        2009 was a year of important strategic changes that made our company stronger and more competitive. Our brand growth strategies and cost-reduction efforts continue to strengthen our competitive capabilities and financial performance.

  •
  For the full year, we continued to make great strides in our brands, competitive position, cost reductions and cash generation, but we gave back a lot to weak industry volume, unfavorable currency movements, and commodity inflation, particularly in the U.S. and U.K.

  •
  In Canada, our strengthened leadership team is addressing competitive challenges, primarily through innovations in brands, packaging and promotions that are strengthening our portfolio. We introduced the first new Molson trademark brand in 5 years, Molson "M", along with Molson Canadian 67 and Rickard's Dark in the fourth quarter and are encouraged by their early results. We also strengthened our beer focus by selling our interest in the Montréal Canadiens hockey club and agreeing to buy Granville Island Brewing Company. The Granville Island acquisition further increases our presence in the highly profitable above-premium segment.

  •
  MillerCoors exceeded its synergy targets and announced an additional $200 million of cost reductions—beyond the $500 million announced upon its formation—to be delivered over the next three years. The U.S. team also invested heavily in building brands and sales capabilities, in addition to continuing the integration of the Miller and Coors businesses. Despite the toughest U.S. beer market in decades, MillerCoors grew income from continuing operations by 57.3% for the year. We benefit from 42% of these results.

  •
  In the U.K., we drove value from Carling's brand strength; delivered solid Coors Light growth; purchased a controlling interest in the Cobra brand; grew Magners draught cider; and completed the ramp up of our contract brewing arrangement. We leveraged these strategic initiatives to balance price and volume priorities. Additionally, we closed our defined-benefit pension plan to all future accrual of retirement benefits, which will reduce the growth of these liabilities in the future.

  •
  We enhanced the capabilities of our MCI team and continued to invest in developing markets in Asia, Continental Europe and Latin America.

  •
  Globally, we

  •
  grew income from continuing operations by 86.6% driven by lower effective tax rate and despite a decline of 3% in our worldwide volume,

  •
  exceeded all of our cost-savings goals and announced our next-generation of cost reductions, and

  •
  more than doubled operating cash flows to $824 million.

        The following table highlights summarized components of our condensed consolidated summary of operations for the years ended December 26, 2009, December 28, 2008, and December 30, 2007.

	For the Years Ended
	December 26, 2009	% change	December 28, 2008(1)	% change	December 30, 2007(1)
	(In millions, except percentages and per share data)
Volume in hectoliters	18.779	(46.0)%	34.800	(29.0)%	49.046
Net sales	$3,032.4	(36.5)%	$4,774.3	(22.9)%	$6,190.6
Income from continuing operations attributable to MCBC	$729.4	86.6%	$390.8	(23.3)%	$509.7
Diluted income per share from continuing operations	$3.92	85.8%	$2.11	(24.9)%	$2.81

(1)
Due to a new accounting pronouncement related to convertible debt, income from continuing operations and per share figures have been adjusted from previously reported amounts. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 2 "NEW ACCOUNTING PRONOUNCEMENTS" under the sub-heading "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

(2)
Volume and net sales for the years ended December 30, 2007, December 28, 2008 and December 26, 2009 include a full-year of U.S. segment results, six months of U.S. segment results and no U.S. segment results, respectively.

        The following table highlights summarized components of our sales volume for the years ended December 26, 2009, December 28, 2008, and December 30, 2007 (actual and pro forma):

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007	December 30, 2007
	Actual	Actual	Pro forma(1)	Actual
Volume in hectoliters (in millions):
Financial volume	18.779	34.800	34.545	49.046
Royalty volume	0.301	0.300	0.250	0.250

Owned volume	19.080	35.100	34.795	49.296
Proportionate share of equity investment sales-to-retail(2)	30.888	16.397	16.273	—

Total worldwide beer volume	49.968	51.497	51.068	49.296

(1)
Reflects the exclusion of the U.S. segment volume reported for the twenty-six weeks ended December 31, 2007.

(2)
Reflects the addition of MCBC's proportionate share of MillerCoors and Modelo Molson sales-to-retail for the periods presented, adjusted for comparable trading days, including on a pro forma basis for the twenty-six weeks ended December 31, 2007.

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

Synergies and other cost savings initiatives

        For the full year 2009, Molson Coors achieved $92 million of cost savings as part of its Resources for Growth ("RFG") cost savings program. Over the past three years, the Company has delivered $270 million in RFG cost savings, exceeding the Company's commitment of $250 million for the three-year program.

        When MillerCoors began operations on July 1, 2008, they expected the business to achieve $225 million of the announced $500 million in synergies by the end of 2009. MillerCoors exceeded these expectations, achieving $273 million in synergies by the end of 2009, $245 million of these in 2009. Additionally, MillerCoors, in 2009, achieved $26 million in cost reductions of the $200 million in incremental, second-generation cost savings that were announced in 2009. Molson Coors benefits from 42% of MillerCoors cost reductions.

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

        Cost of goods sold—Our cost of goods sold includes costs we incur to make and ship beer. These costs include brewing materials, such as barley, hops, and various grains. Packaging materials, including glass bottles, aluminum and steel cans, cardboard and paperboard are also included in our cost of goods sold. Our cost of goods sold also include both direct and indirect labor, freight costs, utilities, maintenance costs, depreciation, and other manufacturing overheads, as well as the cost to purchaser of "factored" brands from suppliers.

        Marketing, general and administrative—These costs include media advertising (television, radio, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. These costs also include our marketing and sales organizations, including labor and other overheads. This classification also include general and administrative costs for functions such as finance, legal, human resources and information technology, which consist primarily of labor and outside services. This line item also includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment.

        Special Items—These are infrequent and/or unusual items which affect our statement of operations, and are discussed in each segment's Results of Operations discussion.

        Equity income in MillerCoors—This item represents our proportionate share for the period of the undistributed net income (loss) of our investment in MillerCoors accounted for under the equity method. Such amount typically reflects adjustments similar to those made in preparing consolidated statements, including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between cost and underlying equity in net assets upon the formation of MillerCoors.

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

        Other income (expense)—This classification includes primarily gains and losses associated with activities not directly related to brewing and selling beer. For instance, gains or losses on sales of non-operating assets, our share of income or loss associated with our ownership in the Montréal Canadiens hockey club (through sale on October 19, 2009), and certain foreign exchange gains and losses are classified here.

        Discussions of statement of operations line items such as noncontrolling interests and discontinued operations are discussed in detail elsewhere in MD&A and in the Notes to Part II—Item 8 Financial Statements and Supplementary Data.

Depreciation

        Depreciation and amortization expense decreased in 2009 versus 2008 excluding special items, as a result of 2008 capturing six months of expense related to the U.S. segment prior to the formation of MillerCoors. Depreciation and amortization expense decreased from 2008 versus 2007 excluding special items, as a result of the formation of MillerCoors.

Income Taxes

        Our full year effective tax rate was approximately -2% in 2009, 19% in 2008, and 0% in 2007. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following factors: lower effective income tax rates applicable to our Canadian and U.K. businesses, one time benefits from favorable resolution of unrecognized tax benefits, and revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes.

Discontinued Operations

        The Company's former Brazil business, Kaiser, is reported as a discontinued operation due to the sale of an 83% controlling interest in the business in 2006. See Part II—Item 8 Financial Statements and Supplementary Data, Note 5 "DISCONTINUED OPERATIONS" to the Consolidated Financial Statements for further discussion.

        The loss from discontinued operations of $9.0 million and $12.1 million for the years ended 2009 and 2008, respectively, is associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange losses.

Results of Operations

Canada Segment

        Our Canada segment consists primarily of the Molson Coors Canada ("MCC") beer business, including the production and sale of the Molson brands, Coors Light, and other licensed brands in Canada. Effective, January 1, 2008, MCC and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada, Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. BRI was a consolidated joint venture through February 28, 2009. As of March 1, 2009, we deconsolidated BRI, and prospectively began accounting for BRI results under the equity method as a result of the reduction in our BRI ownership interest, following Labatt's acquisition of Lakeport Brewing in Ontario and the resulting increase in their relative ownership interest in BRI. Also included in the Canada results is BDL, a joint venture accounted for under the equity method.

        See "Outlook for 2010" for discussion of forward looking trends regarding the Canada segment.

	Fiscal year ended
	December 26, 2009	% change	December 28, 2008	% change	December 30, 2007
	(In millions, except percentages)
Volume in hectoliters(1)	8.741	(9.4)%	9.648	(9.9)%	10.709

Net sales	$1,732.3	(9.8)%	$1,920.0	(4.2)%	$2,005.1
Cost of goods sold	(887.7)	(14.3)%	(1,036.4)	(3.7)%	(1,076.7)

Gross profit	844.6	(4.4)%	883.6	(4.8)%	$928.4
Marketing, general and administrative expenses	(418.9)	(0.6)%	(421.3)	(5.9)%	(447.6)
Special items, net	(12.9)	18.3%	(10.9)	N/M	(75.2)

Operating income	412.8	(8.6)%	451.4	11.3%	405.6
Other income, net	49.8	N/M	7.0	N/M	21.7

Earnings before income taxes	$462.6	0.9%	$458.4	7.3%	$427.3

N/M = Not meaningful

(1)
Volumes represent net sales of MCBC owned brands and partner brands.

Foreign currency impact on results

        Our Canada segment was unfavorably impacted by a 6.1% year-over-year decrease in the value of the CAD against the USD in 2009 versus 2008. Our Canada segment was unfavorably impacted by a 0.5% year-over-year decrease in the value of the CAD against the USD in 2008 versus 2007.

Volume and net sales

        During the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales, production costs, and volumes for the years ended December 28, 2008 and December 30, 2007, are higher than reported in the prior year due to the inclusion of $55.6 million and 0.784 million hectoliters of intersegment/intercompany sales and volumes for 2008 and $91.9 million and 1.438 million hectoliters for 2007, which were eliminated upon consolidation. Additionally, to provide more comparable results, we have provided year-over-year changes that exclude the reporting effects in Canada of deconsolidating BRI in March 2009 and setting up MillerCoors in 2008.

        For the fifty-two weeks ended December 26, 2009, sales volume in Canada decreased by 9.4% to 8.7 million hectoliters versus prior year volume of 9.6 million hectoliters for the 52 weeks ended December 28, 2008. This decline is driven by the internal financial reporting adjustments noted above which increased prior year volumes by 0.784 million hectoliters. Excluding this adjustment, sales volume declined 1.4%.

        Our Canada comparable sales to retail ("STRs") for 2009 decreased 1.9% versus the prior calendar year. Mid single-digit growth of Coors Light was more than offset by declines in the Molson trademark brands as well as our non-strategic brands.

        Canada industry volumes declined an estimated 0.4% in 2009 compared to the prior calendar year. As a result, Molson experienced an estimated two-thirds of a market share point decrease on a full-year basis. This decrease was driven primarily by softness in the Western region.

        Comparable net sales per hectoliter increased 1.8% in local currency, driven by favorable net pricing, led by price increases across all major markets, partially offset by increased discounting activity.

        For the fifty-two weeks ended December 28, 2008, sales volume in Canada decreased by 9.9% to 9.6 million hectoliters versus prior year volume of 10.7 million hectoliters for the 52 weeks ended December 30, 2007. This decline is the result of excluding our reported Modelo volumes in 2008 with the creation of our joint venture, as well as the decrease in recognition of intersegment/intercompany sales as mentioned above. Excluding this factor, full year sales volume of 9.3 million hectoliters increased 0.1% on a comparable basis versus prior year.

        Our Canada comparable STRs for 2008 increased 0.8% versus the prior calendar year driven by mid-single-digit growth of our strategic brands lead by Coors Light and Carling, which experienced double-digit growth compared to the prior year. In addition, the Rickard's and Creemore brands, as well as our partner import brands, all grew at high single-digit rates on a full year basis. These increases were partially offset by declines in non-strategic brands and other premium brands.

        Canada industry volumes grew an estimated 1.1% in 2008 compared to the prior calendar year. As a result, Molson experienced a slight market share decrease on a full year comparable basis. This decrease was driven by softness in the Québec market, partially offset by strong performance in the Ontario and Atlantic markets. On a full year basis, 2008 net sales declined $48.9 million or 2.6% versus prior year.

        For the full year 2008, net sales were $199.0 per hectoliter, an increase of 6.3% over 2007 net sales revenue of $187.24 per hectoliter. Excluding the effects of a U.S. production contract with Foster's that was terminated in the fourth quarter 2007, the Modelo Molson joint venture and the impact of sales to

MillerCoors as disclosed above, net sales per hectoliter increased 2.3% as a result of higher net pricing and favorable sales mix of our products, including sales increases of our higher-revenue per hectoliter partner-import brands.

Cost of goods sold and gross profit

        Full year comparable 2009 cost of goods sold per hectoliter was unchanged in local currency versus 2008, impacted by the following three factors:

  •
  Commodity, packaging material and other input costs including increased pension costs drove a 1% increase,

  •
  An increase of about 1.5% was due to the ongoing shift in sales mix,

  •
  Finally, these increases were partially offset by a 2.5% decrease from our Resources for Growth cost savings initiatives.

        Full year 2008 cost of goods sold per hectoliter increased 3.3% in local currency versus 2007. Excluding current year impacts of the termination of the Foster's contract, the changes associated with MMI and sales to MillerCoors, cost of goods sold per hectoliter increased 7.4% on a comparable basis in local currency. The underlying cost of goods increase was due to the net effect of three factors:

  •
  Higher commodity, packaging material and other input costs drove a 6% increase, combined with a 1% increase due to higher fuel and distribution costs,

  •
  These inflationary increases were partially offset by a 2.5% decrease from our Resources for Growth cost savings initiatives, and

  •
  Finally, an increase of about 3% was due to the ongoing shift in sales mix.

Marketing, general and administrative expenses

        For the full year 2009, comparable marketing, general and administrative expenses increased 2.9% in local currency, driven by increases in brand investment.

        For the full year 2008, marketing, general and administrative expenses were $421.3 million, a decrease of $26.3 million or 5.9% lower versus prior year. In local currency total marketing, general, and administrative expenses decreased 7.3% versus the prior year driven by lower intangible amortization, combined with the elimination of all expenses associated with the Modelo brands, which are now managed by MMI.

Special items, net

        In 2009, we recognized a $5.3 million pension curtailment loss and $3.0 million of restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' decision to shift Blue Moon production to its facilities in the U.S. Additionally, the segment incurred $4.6 million of Edmonton brewery site preparation and impairment closure costs during the year.

        The Canada segment recognized $10.9 million of special items expense during 2008. The special items represent costs associated with ongoing Edmonton brewery closing expenses, restructuring activities, and an asset impairment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 9 "UNUSUAL OR INFREQUENT ITEMS" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other income in 2009 was $42.8 million higher than prior year primarily due to a $46.0 million gain on the sale of the Montréal Canadiens to a related party. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS" to the Consolidated Financial Statements for further discussion. Other income in 2008 was $14.7 million lower than the prior year largely due to cycling the gain on the sale of our equity investment in the House of Blues Canada which resulted in approximately $16.7 million of income in 2007.

United States Segment

        During the first half of 2008 and all of 2007, the United States ("U.S.") segment produced, marketed and sold the Coors portfolio of leading beer brands in the United States and Puerto Rico. Financial results during this period included Rocky Mountain Metal Corporation and Rocky Mountain Bottle Corporation, which were consolidated joint ventures. During this period, the U.S. segment also included sales of Molson products in the United States. As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1 "BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES" to the Consolidated Financial Statements regarding the MillerCoors joint venture.

        See "Outlook for 2010" for discussion of forward looking trends regarding the United States segment.

	Fiscal year ended
	December 26, 2009	% change	December 28, 2008	% change	December 30, 2007
	(In millions, except percentages)
Volume in hectoliters(1)	—	N/M	14.894	(47.4)%	28.293

Net sales	$—	N/M	$1,504.8	(45.4)%	$2,754.8
Cost of goods sold	—	N/M	(915.1)	(46.3)%	(1,703.2)

Gross profit	—	N/M	589.7	(43.9)%	$1,051.6
Marketing, general and administrative expenses	—	N/M	(413.3)	(45.3)%	(755.7)
Special items, net	—	N/M	(69.3)	N/M	(9.5)
Equity income in MillerCoors	382.0	145.5%	155.6	N/M	—

Operating income	382.0	45.4%	262.7	(8.3)%	286.4
Other income, net	—	N/M	2.3	N/M	—

Earnings before income taxes	$382.0	44.2%	$265.0	(7.5)%	$286.4

N/M = Not meaningful

(1)
Volumes represent net sales of MCBC owned brands and partner brands.

        The results of operations for MillerCoors for the year ended December 31, 2009 and pro forma results for the year ended December 31, 2008 are presented below. Pro forma results for 2008 are comprised of pro forma amounts for the six months ended June 30, 2008, and actual amounts for the six months ended December 31, 2008.

	For the year ended
	December 31, 2009	December 31, 2008	% change
	Actual	Pro Forma
	(In millions, except percentages)
Volumes in hectoliters	81.085	82.880	(2.2)%

Sales	$8,851.6	$8,746.2	1.2%
Excise taxes	(1,277.3)	(1,300.4)	(1.8)%

Net sales	7,574.3	7,445.8	1.7%
Cost of goods sold	(4,720.9)	(4,602.8)	2.6%

Gross profit	2,853.4	2,843.0	0.4%
Marketing, general and administrative expenses	(1,937.9)	(2,079.5)	(6.8)%
Special items, net	(49.4)	(219.9)	(77.5)%

Operating income	866.1	543.6	59.3%
Other income, net	0.9	7.7	(88.3)%

Income from continuing operations before income taxes and minority interests	867.0	551.3	57.3%
Income tax expense	(8.4)	(3.3)	154.5%

Net income	858.6	548.0	56.7%
Less: Net income attributable to noncontrolling interests	(15.8)	(14.4)	9.7%

Net income attributable to MillerCoors	$842.8	$533.6	57.9%

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

MILLERCOORS, LLC
UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT
For the Twelve Months Ended December 31, 2008

	Pro Forma For the Six Months Ended June 30, 2008					Actual	Pro Forma
	MCBC's U.S. Business Contributed to MillerCoors	Miller's U.S. Business Contributed to MillerCoors	Pro Forma Adjustments		MillerCoors Pro Forma Results	MillerCoors Six months ended December 31, 2008	MillerCoors Twelve months ended December 31, 2008
	(In millions)
Net sales	$1,491.8	$2,257.8	$6.8	C	$3,756.4	$3,689.4	$7,445.8
Cost of goods sold	(907.3)	(1,387.4)	16.3	C
			1.6	D	(2,276.8)	(2,326.0)	(4,602.8)

Gross profit	584.5	870.4	24.7		1,479.6	1,363.4	2,843.0
Marketing, general and administrative	(412.2)	(582.3)	(0.6)	C
			(29.8)	A
			(15.5)	D
			(6.7)	B	(1,047.1)	(1,032.4)	(2,079.5)
Special items	(69.3)	(46.8)	—		(116.1)	(103.8)	(219.9)

Operating income	103.0	241.3	(27.9)		316.4	227.2	543.6
Interest, net	—	1.4	—		1.4	—	1.4
Other, net	2.3	23.5	(22.4)	C	3.4	2.9	6.3

Pretax income	105.3	266.2	(50.3)		321.2	230.1	551.3
Income tax expense	—	—	—		—	(3.3)	(3.3)

Net income	105.3	266.2	(50.3)		321.2	226.8	548.0
Less: Net income attributable to noncontrolling interests	(9.6)	(0.4)	—		(10.0)	(4.4)	(14.4)

Net income attributable to MillerCoors	$95.7	$265.8	$(50.3)		$311.2	$222.4	$533.6

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

        The following represents MCBC's proportional share of MillerCoors net income reported under the equity method (in millions):

	For the year ended December 26, 2009	For the six months ended December 28, 2008
Net income attributable to MillerCoors	$842.8	$222.4
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	354.0	93.4
MillerCoors accounting policy elections(1)(2)	7.3	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(1)(3)	11.7	36.7
Share-based compensation adjustment(1)	9.0	(2.2)

Equity Income in MillerCoors	$382.0	$155.6

(1)
See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS", for a detailed discussion of these equity method adjustments.

(2)
We reported income of $7.3 million in the first quarter of 2009 associated with this category. We did not incur any further amounts in 2009 and do not anticipate any going forward.

(3)
We anticipate that basis amortization income will be approximately $10 million for the full year of 2010. Asset impairments recorded by MillerCoors could change that amount significantly.

        The discussions below highlight the MillerCoors results of operations for the year ended December 31, 2009, versus pro forma results for the same period in 2008. We have not provided a comparison of MillerCoors proforma results of operations for year ended December 31, 2008 to actual U.S. segment results for the same period 2007, as such comparison would not be meaningful.

Volume and net sales

        Total reported volume declined 2.2% for the year ended December 31, 2009, versus the year ended December 31, 2008. Contract brewing volume declined 6.3% during the period, while sales volume to wholesalers declined 1.7% due largely to lower retail sales. Domestic STRs decreased 1.7% during the period. STR performance reflects strong growth in four of MillerCoors' six focus brands (Miller High Life and Blue Moon reflecting single digit growth, with double digit growth experienced in MGD64 and Keystone Light), which was more than offset by reductions in Miller Lite and losses in non-focus brands (Miller Genuine Draft, Miller Chill, Sparks and Milwaukee's Best). Coors Light STRs were virtually unchanged for 2009 compared to 2008. Fourth quarter STR trends reflect further slowing from earlier 2009 trends due to a weak beer industry and a continued soft economy.

        Total net sales per hectoliter increased 4.0% in 2009 due to higher domestic business base pricing and reduced discounting compared to the level of price promotion activity experienced during 2008. Net sales increases were due largely to the price increases taken during the first and fourth quarters of 2009, as well as price increases taken in the fourth quarter of 2008.

Cost of goods sold

        Cost of goods sold increased to $58.22 per hectoliter for the year ended December 31, 2009, versus $55.54 per hectoliter for the year ended December 31, 2008. The net increase in cost of goods sold was driven by an increase in commodity and packaging costs, and the non-recurrence of prior year hop sales, partly offset by savings obtained from synergies and cost-reduction initiatives.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses decreased by $141.6 million, or 6.8%, in 2009 versus 2008. Reductions were largely realized in marketing due to the delivery of synergy savings, a reduction in field marketing spend, and lower levels of spending in Coors Light, Miller Lite, and Miller Chill. General and administrative reductions are largely due to salary and fringe reductions across the company partially offset by IT project expenses and fixed asset write-offs and impairments.

Special Items

        MillerCoors recognized $49.4 million of special charges in 2009 compared to $219.9 million of net special charges in 2008. In 2009, the special charges were for integration-related expenses for the MillerCoors joint venture, and pension curtailment. Integration charges in 2009 include costs for relocation, severance, and sales office closures. In 2008, the special charges were for integration related expenses for the MillerCoors joint venture, the impairment of the Sparks brand, and the impairment of Molson brands sold in the U.S. The Sparks brand impairments and Molson brand impairments totaled $65.1 million and $50.6 million, respectively. Integration charges in 2008 include costs for severance, retention, relocation, sales office closures and consulting costs.

Before the formation of MillerCoors on July 1, 2008:

        The discussions below highlight the U.S. segment results of operations for the first half of 2008, versus results for the same period in 2007.

Volume and net sales

        Sales volume to wholesalers increased by 7.2% in the first half of 2008 while STRs were up 5.7% during the same period, with Coors Light, Coors Banquet, Keystone Light and Blue Moon driving increased volume. Net sales per hectoliter increased by 3.8% in 2008, due to price increases and higher revenue from commercial can sales.

Cost of goods sold

        Cost of goods sold per hectoliter increased by 3.4% in the first half of 2008. This change is the result of higher commodity, transportation and packaging material costs partially offset by cost savings initiatives. Cost savings initiatives, offset more than half of our U.S. inflation during the first half of 2008.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses were up 8.0% in the first half of 2008. Marketing investments increased at a low-single-digit rate, while general and administrative expenses grew at a low-double digit rate due to the organization achieving our stock-based long-term incentive payout targets.

Special items, net

        Special charges for the first half of 2008 were primarily a result of an impairment of an intangible asset associated with Molson brands sold in the U.S., and costs associated specifically with the MillerCoors transaction composed of employee retention and integration planning costs, partially offset by the net gain from the sale of the wholly owned distributor facilities in Boise, Idaho, and Glenwood Springs, Colorado. See Part II—Item 8 Financial Statements and Supplementary Data, Note 9 "UNUSUAL OR INFREQUENT ITEMS" and Note 13 "GOODWILL AND INTANGIBLE ASSETS" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other income was higher in the first half of 2008 versus 2007 primarily due to a $1.9 million gain on the disposal of non-operating long-lived assets.

United Kingdom Segment

        The United Kingdom ("U.K.") segment produces and sells our owned brands principally in the U.K. Results of the segment also include our licensing arrangements in the Republic of Ireland; our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland; our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K.; factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K.; and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

        See "Outlook for 2010" for discussion of forward looking trends regarding the U.K. segment.

	Fiscal year ended
	December 26, 2009	% change	December 28, 2008	% change	December 30, 2007
	(In millions, except percentages)
Volume in hectoliters(1)	9.510	(10.3)%	10.607	(3.8)%	11.030

Net sales	$1,226.2	(8.6)%	$1,342.2	(7.8)%	$1,455.6
Cost of goods sold	(795.9)	(12.2)%	(906.9)	(7.2)%	(976.9)

Gross profit	430.3	(1.1)%	435.3	(9.1)%	478.7
Marketing, general and administrative expenses	(324.2)	(10.2)%	(360.9)	(6.6)%	(386.5)
Special items, net	(18.9)	N/M	4.5	N/M	(14.1)

Operating income	87.2	10.5%	78.9	1.0%	78.1
Interest income(2)	8.3	(22.4)%	10.7	(7.0)%	11.5
Other expense, net	(4.7)	N/M	(4.2)	N/M	(0.1)

Earnings before income taxes	$90.8	6.3%	$85.4	(4.6)%	$89.5

N/M = Not meaningful

(1)
Volumes represent net sales of owned brands, joint venture brands and exclude factored brand net sales volumes.

(2)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        Our U.K. segment results were negatively affected by a 14% and an 8% year-over-year decrease in the value of the British Pound Sterling ("GBP") against the USD in 2009 and 2008, respectively.

Volume and net sales

        Our U.K. segment owned-brand volumes decreased 10% in 2009 versus 2008, reflecting declining industry volume in the U.K. and our strategy to forgo low-margin volume. Our U.K. segment owned-brand volumes decreased 4% in 2008 versus 2007, reflecting poor summer weather, continuing effects from smoking bans in the first half of 2008 and a weakening economy in the U.K.

        Our U.K. segment net sales per hectoliter in local currency increased by 20% in 2009, with approximately 7% of this change related to non-owned factored brands that we deliver to retail, and our contract brewing arrangements. Comparable U.K. owned-brand net sales per hectoliter in local currency increased by 18% in the year, due mainly to improved pricing in both the on-premise and the off-premise channels, along with favorable brand mix. Our U.K. segment net sales per hectoliter in local currency increased by 4% in 2008, with approximately 2% of this change related to non-owned factored brands that we deliver to retail and our contract brewing arrangements which began mid-year. Comparable U.K. owned-brand net sales per hectoliter in local currency increased by 4% in the year due mainly to improved pricing in both the on-premise and the off-premise channels, along with favorable brand mix.

Cost of goods sold

        Cost of goods sold per hectoliter in local currency increased by 15% in 2009, with approximately 9 percentage points of this change related to factored brand sales, and contract brewing sales. Comparable cost of goods sold for our U.K. owned brands increased by about 10% per hectoliter in local currency, predominantly driven by input cost inflation, and the impact of spreading fixed costs over lower sales volume.

        Cost of goods sold per hectoliter in local currency increased by 4% in 2008, with approximately 2% of this change related to factored brand sales, and contract brewing sales. Comparable cost of goods sold for our U.K. owned brands increased by about 6% per hectoliter in local currency, driven by input cost inflation, higher pension costs, and the impact of spreading fixed costs over lower sales volume, partly offset by cost savings.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the U.K. increased by 7% in 2009 compared to 2008 in local currency, predominantly due to higher incentive compensation and sales-related costs in our new Cobra business.

        Marketing, general and administrative expenses in the U.K. were relatively flat in 2008 compared to 2007 in local currency, as lower marketing spending was offset by higher bad debt and pension charges.

Special items, net

        During 2009, the U.K. segment recognized $2.5 million of costs associated with the Cobra Beer Partnership, Ltd. acquisition and recognized employee severance costs of $3.2 million related to individuals not retained subsequent to the acquisition. Additionally, the U.K. segment recognized $2.8 million of employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. During 2009, the U.K. segment also established a non-income-related tax reserve. See Part II—Item 8 Financial Statements and Supplementary Data, Note 9 "UNUSUAL OR INFREQUENT ITEMS" to the Consolidated Financial Statements for further discussion.

        We recognized a net special credit of $4.5 million in 2008 and $14.1 million of special charges 2007. In 2008, special items were predominately employee termination costs associated with the U.K. supply chain and back-office restructuring efforts offset by a one-time gain on the sale of non-core business assets of $2.7 million and a one-time pension gain of $10.4 million due to the cessation of employee service credit to its defined benefit pension plan.

Other (expense) income, net

        We incurred net other expense of $4.7 million, $4.2 million and $0.1 million in 2009, 2008 and 2007, respectively. The 2009 items include $3.6 million of leasehold costs and $1.2 million of foreign currency loss. The increase noted in 2008 is due to profit from our distribution joint venture, Tradeteam, being included in other income in 2007, but reclassified to cost of goods sold in 2008.

Interest income

        Interest income is earned on trade loans to U.K. on-premise customers. Interest income in local currency declined 8% in 2009 compared to the prior year due to a reduction in trade loan balances. Interest income was unchanged in local currency in 2008 versus 2007.

MCI and Corporate

        MCI is focused on growing and expanding our business and brand portfolios in global development markets. Our current businesses in Asia, continental Europe, Mexico and Latin America (excluding Puerto Rico) are included in MCI and combined with our corporate business activities for reporting purposes. Corporate also includes corporate interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management.

	Fiscal year ended
	December 26, 2009	% change	December 28, 2008	% change	December 30, 2007
	(In millions, except percentages)
Volume in hectoliters(1)	0.528	21.4%	0.435	(3.8)%	0.452

Net sales	$73.9	17.5%	$62.9	(6.0)%	$66.9
Cost of goods sold	(43.3)	N/M	(38.0)	0.3%	(37.9)

Gross profit	30.6	22.9%	24.9	(14.1)%	29.0
Marketing, general and administrative expenses	(157.7)	14.5%	(137.7)	(4.8)%	(144.6)
Special items, net	(0.9)	N/M	(58.2)	N/M	(13.4)

Operating loss	(128.0)	(25.1)%	(171.0)	32.6%	(129.0)
Interest expense, net	(94.2)	(16.3)%	(112.5)	(6.1)%	(119.8)
Debt extinguishment costs	—	N/M	(12.4)	N/M	(24.5)
Other income (expense), net	4.3	N/M	(13.5)	N/M	(3.9)

Loss before income taxes	$(217.9)	(29.6)%	$(309.4)	11.6%	$(277.2)

N/M = Not meaningful

(1)
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

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in 2009 were $157.7 million, an increase of $20.0 million from 2008. This increase was largely attributable to 2009 incentive compensation expenses. Marketing, general and administrative expenses in 2008 were $137.7 million, down $6.9 million from 2007. This decrease was largely attributable to transfers of allocable costs to the operating segments from the corporate center, lower legal fees and reduced severance fees, partially offset by increased incentive compensation.

Special items, net

        In 2009, we incurred $0.9 million of special charges, a decrease of $57.3 million compared to 2008. The $58.2 million of special charges in 2008 were a result of $28.8 million of deal costs and integration planning costs associated with the formation of MillerCoors. We also recognized $22.8 million of transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions. Last, we incurred $6.6 million associated with other strategic initiatives. See Part II—Item 8 Financial Statements and Supplementary Data, Note 9 "UNUSUAL OR INFREQUENT ITEMS" to the Consolidated Financial Statements for further discussion.

Interest expense, net

        Net interest expense totaled $94.2 million in 2009, a decrease of $18.3 million compared to 2008. The decrease was related to the weakening of CAD versus USD and the deconsolidation of BRI offset by lower interest income. In 2008, net interest expense totaled $112.5 million, $7.3 million lower than the prior year. The decrease was primarily a result of lower average net debt levels outstanding. We also recognized a $12.4 million charge as a result of the debt extinguishment costs during 2008. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements for further discussion.

        During the first quarter of 2009, we adopted a new accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The adoption, which requires retroactive application, impacted the historical accounting for the 2007 2.5% Convertible Senior Notes due July 30, 2013. For the years ended December 26, 2009, December 28, 2008 and December 30, 2007, the additional non-cash interest expense was $16.4 million, $15.8 million and $8.4 million, respectively. See Part II—Item 8 Financial Statements and Supplementary Data, Note 2 "NEW ACCOUNTING PRONOUNCEMENTS" to the Consolidated Financial Statements for further discussion.

Other income (expense), net

        Other income (expense), net in 2009 increased to $4.3 million of income from $13.5 million of expense in 2008 due to foreign currency exchange gains throughout 2009. Other expense, net in 2008 increased from 2007 due to greater foreign currency exchange losses throughout the year.

Liquidity and Capital Resources

        Our primary sources of liquidity are provided by operating activities, external borrowings and asset monetizations. As of December 26, 2009 and December 28, 2008, we had net working capital of $181.9 million and $121.0 million, respectively. We commonly operate at a low level of working capital or working capital deficits given the relatively quick turnover of our receivables and inventory. We had total cash and cash equivalents of $734.2 million at December 26, 2009 compared to $216.2 million at December 28, 2008. Current maturities of long-term debt were $300 million at December 26, 2009, representing senior notes due in September 2010. Long-term debt was $1,412.7 million and $1,752.0 million at December 26, 2009 and December 28, 2008, respectively. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. Our business generates positive operating cash flow and the majority of our debt maturities, with the exception of the $300 million in current maturities mentioned above, are of a longer-term nature. Our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a downturn in consumer spending, a decline in the acceptability of alcohol beverages or any of the other factors we describe in Item 1A. "Risk Factors."

Operating Activities

        Net cash provided by operating activities of $824.2 million for the 52 weeks ended December 26, 2009, was higher by $412.7 million from the 52-week period ending December 28, 2008.

  •
  Cash contributions to pension plans were lower by $168.8 million versus 2008. In 2008, we made an additional contribution of $100 million into our UK pension plan to reduce our underfunded pension obligation, reducing our 2009 pension contributions by $20.8 million. In addition, contributions into our Canada pension plans were $47.2 million lower in 2009 compared to prior year.

  •
  Operating Cash Flow attributable to the U.S. business was $401.1 million, an increase of $144.2 million from the prior year due primarily to cash collateral posted on derivatives in 2008, our 42% portion of which was $71.4 million, in addition to increased integration and synergy spending and pension funding during the last six months of 2008. US operations contributed $120.4 million of 2008 operating cash flow prior to their consolidation into MillerCoors. Additionally, MillerCoors distributions increased by $264.6 million due to full-year operations as well as increased synergies when compared to the distributions received for the six months in 2008.

  •
  We paid approximately $50.9 million in income taxes, resulting in a decrease of $20.6 million paid for taxes versus the prior year.

        Net cash provided by operating activities of $411.5 million for the 52 weeks ended December 28, 2008, was lower by $204.5 million from the 52-week period ending December 30, 2007.

  •
  Contributions to defined benefit pension plans (excluding MillerCoors' contributions in the second half of 2008) were higher in 2008 versus 2007 by $25.9 million. We made a $100 million contribution to the U.K. pension plan near the end of the year, resulting in higher contributions to the U.K. plan in 2008 by $95.8 million when compared with 2007. Contributions to plans in Canada were higher by $4.0 million, offset by lower contributions to U.S. plans of $73.9 million (again, excluding MillerCoors contributions in the second half of 2008). There was a discretionary $50.0 million contribution to the U.S. plan in 2007.

  •
  Cash outflows paid by our U.S. business (prior to formation of MillerCoors) and our corporate group related to the formation of MillerCoors were higher by $59.5 million in 2008 than in 2007,

  •
  We paid approximately $40 million in employee withholding taxes during 2008 with the vesting of performance share units ("PSUs") with no comparable event in 2007. Offsetting these items was the 2007 final contribution to the Memphis employees' multiemployer pension plan of $27.6 million, an outflow that did not occur in 2008.

  •
  Distributions from MillerCoors for the six months ended December 31, 2008, were $136.5 million. MillerCoors placed approximately $170.0 million on deposit with aluminum suppliers and derivative counterparties due to collateral requirements related to an unfavorable fixed price contract and derivative positions related to aluminum hedging and other price risk mitigation programs. Our 42% portion of the collateral amount is $71.4 million. MillerCoors incurred severance restructuring and integration costs of $38.7 million in the last half of 2008, our 42% portion of which is $16.3 million. In addition MillerCoors incurred approximately $70.0 million of capital expenditures related specifically to synergy attainment, our 42% portion of which is $29.4 million. MillerCoors contributed $71 million to defined benefit pension plans in the last half of 2008, our 42% portion of which is $29.8 million.

Investing Activities

        Net cash used in investing activities of $194.1 million for the year ended December 26, 2009 was lower by $75.4 million compared to 2008, primarily due to lower additions to properties in 2009. Higher additions in 2008 were attributable primarily to the US business prior to its consolidation into MillerCoors, as well as lower capital spending in the UK and Canada in 2009. In 2009, we invested $42.2 million on business acquisitions with no comparable activities in 2008. We also deconsolidated one of our Canadian subsidiaries, resulting in a decrease to cash of $26.1 million. Our net cash investment in MillerCoors increased investing cash by $18.0 million as we received additional returns on our investment. The 2009 activities also include the receipt of $53.3 million relating to the sale of our 19.9% common ownership interest in the Montréal Canadiens professional hockey club, an increase of $26.3 million as compared to cash received from the sale of other assets during 2008.

        Net cash used in investing activities of $269.5 million for the year ended December 28, 2008 was lower by $169.6 million compared to 2007, primarily due to lower additions to properties in 2008. Higher additions in 2007 were related to the completion of the build-out and conversion of CBC's Shenandoah, Virginia facility from a packaging facility to a full brewery and packaging facility. The Shenandoah facility was contributed to MillerCoors in 2008 along with CBC's other assets and liabilities. 2007 additions also included CBL's $90.0 million expenditure for the purchase of kegs in the U.K. from our former third party logistics service provider. Investing activities were also favorable by $45.6 million due to purchases in 2007 and subsequent sales in 2008 of investment securities. We also purchased a U.K. wholesaler business for $26.7 million in 2007, with no comparable purchases in 2008. 2008 outflows included $84.3 million of cash contributed to MillerCoors at its initial formation.

Financing Activities

        Our debt position significantly affects our financing activity. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements for a summary of our debt position at December 26, 2009 and December 28, 2008

        Net cash used in financing activities totaled $117.2 million in 2009, compared to net cash used of $266.9 million during 2008, a favorable variance of $149.7 million. Included in net cash used in financing activities is a lower source of cash from the exercise of stock options of $15.9 million and a higher use of cash of $31.3 million due to a 20% dividend increase to external shareholders compared to the prior year. Net repayments of borrowings decreased by $154.3 million in 2009 compared to the prior year due to the early retirement of notes during 2008. Book overdrafts decreased by $23.8 million when compared to the prior year.

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

Capital Resources

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements for a complete discussion and presentation of all borrowings and available sources of borrowing, including lines of credit. As discussed in the Financing Activities section above, during the second quarter of 2007, we issued $575.0 million of senior convertible notes, with a coupon rate of interest of 2.5%. In the third quarter of 2007, we used the proceeds of the convertible notes issuance, combined with other sources of cash, to retire $625.0 million of 6.375% senior notes due 2012 and fund additional related charges as noted above. On February 7, 2008, we announced a tender for and repurchase of any and all principal amount of our remaining 6.375% $225 million Senior Notes due 2012, with the tender period running through February 14, 2008. The amount actually repurchased was $180.4 million. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The debt extinguishment was funded by existing cash resources.

        The majority of our remaining debt outstanding as of December 26, 2009, consists of publicly traded notes, with maturities ranging from 2010 to 2015. Our intention is to refinance our USD $300 million senior notes due in September 2010 (which has been swapped to a CAD $355 million obligation through a derivative cross currency swap), and have entered into a forward starting interest rate swap agreement for a portion of the outstanding amount. As start-up cash needs at MillerCoors will reduce in 2010 compared to 2009 and 2008, we will consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our use of cash in 2010 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008 and the market is strong for corporate borrowing. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility. In addition, we have uncommitted lines of credit with several banks should certain business units need additional liquidity, see Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements.

Credit Rating

        On May 8, 2009, Standard and Poor's lowered our long-term credit rating to BBB- from BBB and changed the outlook to stable from a negative watch. Standard and Poor's believes that Molson Coors' business profile benefits from some geographic diversity, good brand recognition, and historically good cash flow generation; however, the long-term rating was lowered due to high debt leverage, challenging industry conditions in the mature and low-growth markets in which we compete, and integration risks related to MillerCoors. The stable outlook reflects Standard and Poor's expectations that credit ratios will remain close to current levels in the near term due to challenging market conditions and expected cash needs related to the MillerCoors joint venture. Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of December 26, 2009, or December 28, 2008), and trigger certain collateral requirements and early termination requirements on out-of-the-money derivative liabilities, as discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 19 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to the Consolidated Financial Statements.

MillerCoors

        MillerCoors distributes its excess cash to its owners, SABMiller and MCBC, on a 58%/42% basis, respectively. MillerCoors does not carry significant debt obligations, and there are no restrictions from external sources on its ability to make cash distributions to its owners. However, we expect that our 2010 operating cash flows and investing cash flows will be unfavorably impacted by MillerCoors' internal cash flow requirements. We anticipate that MillerCoors will spend approximately $50 million in 2010 related to restructuring and integration costs, and capital spending, to capture synergies. This compares to $221 million in 2009. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be $100 million - $120 million in 2010 compared to $117 million in 2009.

Capital Expenditures

        In 2009, we spent $124.7 million on capital improvement projects worldwide. Of this, approximately 52% was in support of the U.K. segment, with the remainder split between Canada (35%) and MCI and Corporate (13%). The capital expenditure plan for 2010 is expected to be approximately $150 million, excluding MillerCoors.

Contractual Obligations and Commercial Commitments

Contractual Cash Obligations as of December 26, 2009

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Total debt, including current maturities(1)	$1,776.8	$300.0	$44.6	$575.0	$857.2
Interest payments(2)	315.2	70.6	118.4	94.1	32.1
Derivative payments(2)	2,626.6	463.0	2,163.6	—	—
Retirement plan expenditures(3)	136.2	46.3	16.5	18.9	54.5
Operating leases	119.4	27.7	37.7	20.9	33.1
Capital leases	—	—	—	—	—
Other long-term obligations(4)	3,617.0	1,048.0	630.0	428.8	1,510.2

Total obligations	$8,591.2	$1,955.6	$3,010.8	$1,137.7	$2,487.1

(1)
Refer to debt schedule in Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements.

(2)
The "interest payments" line includes interest on our bonds and other borrowings outstanding at December 26, 2009, excluding the cash flow impacts of any interest rate or cross currency swaps. Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. The "derivative payments" line includes the floating rate payment obligations, which are paid to counterparties under our interest rate and cross currency swap agreements, £530 million ($846 million at December 26, 2009 exchange rate) payment due the cross currency swap counterparty in 2012, CAD$1,201 million ($1,144 million at December 26,

  2009 exchange rates) payment due the cross currency swap counterparty in 2012, and CAD $355 million ($339 million at December 26, 2009 exchange rates) payment due the cross currency swap counterparty in 2010 Current floating interest rates and currency exchange rates are assumed to be constant throughout the periods presented. We anticipate receiving a total of $2,190 million in fixed and floating rate payments from our counterparties under the swap arrangements, which offset the payments included in the table. As interest rates increase, payments to or receipts from our counterparties will also increase.

Net interest payments, including swap receipts and payments by period
Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$751.6	$119.6	$505.8	$94.1	$32.1
(3)
Represents expected contributions under our defined benefit pension plans in the next twelve months and our benefits payments under retiree medical plans for all periods presented.

(4)
Approximately $187 million of the total other long-term obligations relate to long-term supply contracts with third parties to purchase raw material and energy used in production. Approximately $1,230 million relates to commitments associated with Tradeteam in the United Kingdom. The remaining amounts relate to sales and marketing, information technology services, open purchase orders and other commitments.

        Not included in these contractual cash obligations are $65.0 million of unrecognized tax benefits and $18.7 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of any related cash payments.

Other Commercial Commitments as of December 26, 2009

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$17.4	$17.4	$—	$—	$—

Advertising and Promotions

        As of December 26, 2009, our aggregate commitments for advertising and promotions, including sports sponsorship, total approximately $205 million over the next five years and thereafter. Our advertising and promotions commitments are included in other long-term obligations in the contractual cash obligations table above.

Pension Plans

        Our consolidated, unfunded pension position at the end of 2009 was approximately $626.1 million, an increase of $307.1 million from the end of 2008. Our unfunded position in the U.K. increased from $222.9 million at the end of the 2008 to $507.8 million at the end of 2009 due mainly to actuarial losses in the discounted benefit obligation of $375.3 million and a $26.9 million increase to the net liability as a result of foreign exchange translation (GBP strengthened versus the USD during 2009). Actuarial losses were due to a lower discount rate used to value the obligation given lower corporate bond rates, and higher long-term inflation assumptions consistent with U.K. market dynamics given our U.K. plan benefits are partially indexed to inflation. Offsetting these items was a $226.5 million gain on plan assets. Our net unfunded position in Canada increased from $89.2 million to $110.9 million, despite the deconsolidation of BRI. The increase was attributable to actuarial losses to the discounted benefit obligation of $87.9 million and a $11.0 million increase to the net liability as a result of foreign exchange translation (CAD strengthened versus the USD during 2009). Actuarial losses were due to a lower discount rate used to value the obligation as a result of lower corporate bond rates. Offsetting these items was a $62.8 million gain on plan assets and the deconsolidation of BRI which had an unfunded position of $31.4 million at the end of 2008. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17 "EMPLOYEE RETIREMENT PLANS" to the Consolidated Financial Statements for more detail on the funded status of these plans.

        We fund pension plans to meet the requirements set forth in applicable employee benefits laws. Sometimes we voluntarily increase funding levels to meet expense and asset return forecasts in any given year. Pension contributions on a consolidated basis were $59.8 million in 2009. MillerCoors contributed $117.3 million to its pension plans in 2009. Excluding MillerCoors, we anticipate making approximately $35 million - $40 million of both statutory and voluntary contributions to our pension plans in 2010. As a result of a $100.0 million contribution to the U.K. pension plan in late 2008, there were not contributions to that plan in 2009 and none are required until 2012. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years, with the next valuation being as of June 30, 2010. Considering the unfunded status of the U.K. pension plan, its 2010 statutory valuation could result in a long-term funding commitment plan. We have taken numerous steps in recent years to reduce our exposure to these long-term obligations, including the closure of the U.K. pension plan to future earning of service credit in early 2009 and benefit modifications in several of our Canada plans. However, given the net liability of these plans, and their dependence upon the global financial markets for their financial health the plans will continue to require potentially significant amounts of cash funding.

Postretirement Benefit Plans

        Our consolidated, unfunded postretirement benefit position at the end of 2009 was approximately $159.7 million, a decrease of $50.5 million from the end of 2008. The decrease was due mainly to the deconsolidation of BRI for $68.4 and plan amendments in Canada of $19.1 million. These consolidated decreases were offset by actuarial losses of $8.4 million and an increase to the liability as a result of foreign exchange translation of $21.5 million. Benefits paid under our postretirement benefit plans were approximately $5.3 million in 2009 and $17.6 million in 2008. Under our postretirement benefit plans, we expect payments of approximately $7.4 million in 2010. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18 "POSTRETIREMENT BENEFITS" to the Consolidated Financial Statements for more detail on these plans.

Contingencies

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part II—Item 8 Financial Statements and Supplementary Data, Note 21 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part II—Item 8 Financial Statements and Supplementary Data, Note 21, under the caption "COMMITMENTS AND CONTINGENCIES—Indemnity Obligations—Sale of Kaiser," to the Consolidated Financial Statements, for a detailed discussion.

Off-Balance Sheet Arrangements

        As of December 26, 2009, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Outlook for 2010

        In 2010, we will continue to focus on building strong brands, reducing costs in each of our businesses, and generating cash. We expect volume to remain challenging, especially in the first half, but we are focused on continuing to establish a strong brand base to our business that ensures we not only manage the current market but that we take full advantage of revenue upsides when market momentum improves.

        In Canada, we expect a return to normal industry growth levels when the Canadian economy improves, but this timing is uncertain. Regardless of economic conditions, we continue to anticipate a challenging competitive environment, with extensive price discounting and increased investment related to offering enhanced value propositions to consumers. We have begun to implement against our commitment to improve the brand portfolio in Canada with the launches of Rickard's Dark, Molson "M," and Molson Canadian 67, the lowest calorie beer in Canada, and saw favorable volume strength in the latter part of the 4th quarter as a result. This focus has continued into 2010 with the January launch of Keystone Light and Keystone Lager into the Ontario and Western regions, as well as a redesign of our Carling packaging in Canada to reflect the visual appeal of the biggest beer brand in the U.K. These portfolio enhancements leverage our global brand set and are designed to strengthen our value offerings in the Canada regions where we have faced significant challenges, specifically from the smaller brewers who have been market share beneficiaries for the past two years. We are also hosting Olympic fans in our 65,000 square-foot Molson Canadian Hockey House, built especially for the Vancouver Olympic Games, which occurs in February 2010.

        In the U.S., MillerCoors will continue working to deliver its $500 million synergy commitment and an additional $200 million in incremental cost savings, while maintaining strong investment behind the MillerCoors strategic brands.

        In the U.K., the business is now on much firmer footing and has made substantial progress in improving profitability. During 2010 we expect incremental benefits to accrue from our Cobra business, which we acquired late in second quarter 2009, including bringing production in-house during the course of 2010. We are also in the process of implementing a new enterprise information system in the fall of 2010. While we expect moderate implementation costs in the near term, this system will help drive efficiencies in future years. We closed our UK defined benefit pension plan to future accrual in April 2009, with a view to minimizing future risk and exposure. Despite a recent improvement in the global economic outlook, pension-related interest rates have fallen to historic lows, and equity values remain below peak levels of two years ago. As a result, we expect our 2010 UK pension expense to be approximately $32 million higher than in 2009. We do not expect the deterioration in funded status to have an impact on UK cash contributions in 2010.

        Regarding costs, our management teams continue to reduce costs in each business. The current inflationary environment presents a significant challenge for us to overcome by continuing to drive pricing and cost savings across many areas of our business.

  •
  In Canada, we currently expect our 2010 cost of goods sold per hectolitre in local currency to decrease at a low-single-digit rate as we anticipate that cost inflation to be more than offset by continued delivery of our RFG cost savings.

  •
  MillerCoors expects to achieve $450 million toward the commitment of $500 million of cumulative annual synergies by the end of 2010. Additionally, the U.S. team will continue to work toward its incremental second-generation cost reductions of $200 million with expected completion in 2012.

  •
  In a challenging industry volume environment, we expect 2010 U.K. cost of goods per hectoliter to increase at a mid-single-digit rate in local currency. Drivers include a shift in our sales mix toward the high-cost off-premise channel and product mix reflecting more Cobra and draught Magners volume. We expect cost of goods comparisons to be more challenging in the first half of the year than the second half.

        With regard to foreign currency impacts, if the Canadian Dollar and British Pound remain consistent relative to the U.S. Dollar, we may face substantial currency translation impacts throughout 2010 when compared with the 2009 actual results for those periods:

  •
  At 2009 year end rates, Canadian Dollar appreciation would positively impact our Canada pretax earnings by approximately 5% to 20% over prior-year pretax earnings in each of the first three quarters of 2010, with minimal appreciation in the 4th quarter. We anticipate our debt structure and currency hedging programs would offset about 50% to 60% of this foreign currency translation impact in 2010.

  •
  British Pound appreciation would positively impact our U.K. pretax earnings by about 5% in the second quarter of 2010, with a slight depreciation in the third and fourth quarters. Our U.K. business generally reports a small loss in the first quarter, so currency effects are minimized. We have no significant currency hedges focused on British Pound exposures.

        We forecast full-year 2010 MCI and Corporate marketing, general and administrative expense of approximately $180 million, plus or minus 5%.

Interest

        We anticipate 2010 Corporate net interest expense of approximately $105 million at December 26, 2009, foreign exchange rates, excluding U.K. trade loan interest income.

Tax

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established pursuant to authoritative guidance as statute of limitations expire or positions are otherwise effectively settled. We anticipate that our 2010 effective tax rate on income will be in the range of 18% to 22%. We continue to expect our normalized long-term tax rate to be in the range of 22% to 26% after 2010. In addition, there are other pending law changes in the U.S., U.K., and Canada that if enacted, could have an impact on our effective tax rate.

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

Pension and Postretirement Benefits

        We have defined benefit plans that cover the majority of our employees in Canada and the United Kingdom. We also have postretirement welfare plans in Canada and the United States that provide medical benefits for retirees and eligible dependents and life insurance for certain retirees. The accounting for these plans is subject to guidance regarding employers' accounting for pensions and employers' accounting for postretirement benefits other than pensions. This guidance requires that management make certain assumptions regarding the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary increases, inflation, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on market conditions.

        At the end of each fiscal year, we perform an analysis of high quality corporate bonds and compare the results to appropriate indices and industry trends to support the discount rates used in determining our pension liabilities in Canada. We reference a published bond index rate whose duration reflects our obligations in determining our discount rate with respect to U.K. pension liabilities. Discount rates and expected rates of return on plan assets are selected at the end of a given fiscal year and impact expense in the subsequent year. A 50 basis point change in certain assumptions made at the beginning of 2009 would have had the following effects on 2009 pension expense:

	Impact to 2009 pension costs -50 basis points (unfavorable) favorable
Description of pension sensitivity item	Reduction	Increase
	(In millions)
Expected return on Canada salary plan assets, 4.40%	$(1.5)	$1.5
Expected return on Canada hourly plan assets, 6.70%	$(4.1)	$4.1
Expected return on Canada nonqualified plan assets, 2.30%	$(0.2)	$0.2
Expected return on U.K. plan assets, 7.45%	$(8.7)	$8.7
Discount rate on Canada salary pension expense, 6.10%	$0.4	$0.2
Discount rate on Canada hourly pension expense, 6.40%	$0.2	$1.6
Discount rate on Canada nonqualified pension expense, 6.10%	$0.1	$(0.1)
Discount rate on U.S. nonqualified pension expense, 5.98%	$—	$—
Discount rate on U.K. pension expense, 6.45%	$(7.2)	$0.6

        Certain components of pension and postretirement benefits expense are impacted by methodologies that normalize, or "smooth," changes to the funded status of the liabilities with respect to their recognition in the income statement. We employ two primary methodologies in this respect: the "market-related value" approach for asset valuation and the "corridor approach" for amortizing actuarial gains and losses.

        Our expected return on assets percentage factor is not applied to the actual market value of assets as of the end of the preceding year in determining that component of pension expense; rather it is applied to the "market-related value," which employs an asset smoothing approach to the asset pools. While employer contributions and realized gains and losses (such as dividends received or gains and losses on sales of assets) are reflected immediately in the "market-related value" of assets, unrealized gains and losses are amortized into the "market-related value" over five years. Therefore, only 20% of the significant unrealized losses in asset values experienced in the later part of 2008 will enter into "market-related value" asset pools upon which 2009 expected return on plan assets (a component of pension expense) will be calculated. However, those losses continue to be amortized into the "market-related value" pools of assets through 2013. Therefore, if asset values do not recover or recover more slowly than they declined, future years' pension expense will continue to be impacted by the losses experienced in prior years.

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

        Due to decreases in discount rates, increases in inflation assumptions and the continued softness in asset values, deferred losses in our U.K. plan exceeded 10% of its projected benefit obligation, triggering amortization of a portion of such losses in 2010. We continue to exceed the 10% corridor in several of our Canadian plans.

        MillerCoors also employs a corridor approach with regard to amortizing gains and losses present in their pension and postretirement plans. However, MillerCoors uses the "market value" approach to determine plan asset gains and losses to be compared to the corridor, meaning there is no smoothing of those asset gains and losses over five years. As a result, MillerCoors pension expense is subject to additional volatility when compared to MCBC's plan. During 2009, MillerCoors recognized $24.0 million in additional expense due to plan amendments. We anticipate that MillerCoors will recognize pension expense of approximately $70 million in 2010, which is consistent with 2009 pension expense excluding the effects of these plan amendments. This will favorably impact our equity method income in 2010 from MillerCoors. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17 "EMPLOYEE RETIREMENT PLANS" and Note 18 "POSTRETIREMENT BENEFITS" to the Consolidated Financial Statements, for further information about the financial status of these plans.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase	1% point decrease
	(unfavorable) favorable (In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.4)	$1.2
Effect on postretirement benefit obligation	$(15.8)	$14.3
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.2)	$0.2

        Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. The following compares target asset allocation percentages with actual asset allocations at December 26, 2009:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	32.9%	30.8%	30.0%	35.0%
Fixed income	67.1%	68.5%	40.0%	39.5%
Hedge funds	0.0%	0.0%	15.0%	14.6%
Real estate	0.0%	0.0%	7.0%	4.4%
Other	0.0%	0.7%	8.0%	6.5%

Contingencies, Environmental and Litigation Reserves

        We estimate the range of liability related to environmental matters or other legal actions where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to any pending matter and revise our estimates. Costs that extend the life, increase the capacity or improve the safety or efficiency of company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. We also expense legal costs as incurred. See Part II—Item 8 Financial Statements and Supplementary Data, Note 21 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements for a discussion of our contingencies, environmental and litigation reserves at December 26, 2009.

        Historically, the valuation of a majority of our recorded liabilities for Kaiser indemnity obligations were determined using multiple probability-weighted scenarios. During 2009, FEMSA elected to participate in a Brazilian tax amnesty program. That program has substantially reduced penalties, interest, and attorneys' fees owed by FEMSA to the government. We consented to FEMSA's participation in the amnesty. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases are now considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. Despite our consent, we have not agreed to an amount we owe to FEMSA, and we are in discussions with FEMSA regarding the terms of the amnesty settlement and its impact on each party. We can make no assurances regarding the outcome of those discussions. Our indemnity to FEMSA also covers fees and expenses that Kaiser incurs to argue the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.

        Because of FEMSA's participation in the amnesty program, we have determined that the great majority of those obligations represent probable losses, and as a result, our liabilities now reflect our best estimate of loss. Our estimate of probable loss assumes a one-time cash settlement of our indemnity obligations associated with purchased tax credits, with a release of future indemnity obligations for those items. If a one-time settlement is not reached with FEMSA, then our indemnity obligations would be paid over an extended period of time and we would continue to provide indemnity coverage to FEMSA as future events occur, which could cause volatility in the Discontinued Operations section of our statement of operations.

        For the remaining portion of our indemnity obligations, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 21 "COMMITMENTS AND CONTINGENCIES" to the Consolidated Financial Statements.

Goodwill and Other Intangible Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment annually, and we evaluate our other intangible assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We completed the evaluations of goodwill and indefinite-lived intangible assets during the third quarter of 2009. With regard to goodwill, the fair values of our reporting units exceeded their carrying values, allowing us to conclude that no impairments of goodwill have occurred. With regard to our indefinite-lived intangible assets, most significantly Molson's core brands sold in Canada, the Carling brand sold in the U.K., and distribution rights to sell Coors Light in Canada, the fair values of the assets also exceeded their carrying values. Significant judgments and assumptions were required in the evaluation of goodwill and intangible assets for impairment. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13 "GOODWILL AND INTANGIBLE ASSETS" to the Consolidated Financial Statements for further discussion and presentation of these amounts.

        We use a combination of discounted cash flow analyses and evaluations of values derived from market comparable transactions and earnings multiples of comparable public companies to determine the fair value of reporting units. Our cash flow projections are based on various long-range financial and operational plans of the Company. In 2009, discount rates used for fair value estimates for reporting units were 8.5% and 9% for Canada and the U.K., respectively. These rates are based on weighted average cost of capital, driven by, among other factors, the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings and financing abilities and opportunities of each reporting unit. We use an excess earnings approach to determine the fair values of our indefinite-lived intangible assets. Discount rates used for testing of indefinite-lived intangibles ranged from 8.5% to 10%. These rates largely reflect the rates for the overall enterprise valuations, with some level of premium associated with the specificity of the intangibles themselves. Our reporting units operate in relatively mature beer markets, where we are reliant on a major brand for a high percentage of sales. Changes in the factors used in the estimates, including declines in industry or company-specific beer volume sales, margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and, consequently, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.

Derivatives and Other Financial Instruments

        The following tables present a roll forward of the fair values of debt and derivative contracts outstanding as well as their maturity dates and how those fair values were obtained (in millions):

Fair value of contracts outstanding at December 30, 2007	$(2,839.7)
Contracts realized or otherwise settled during the period	454.0
Fair value of new contracts entered into during the period	22.3
Other changes in fair value	404.8

Fair value of contracts outstanding at December 28, 2008	$(1,958.6)
Contracts realized or otherwise settled during the period	(157.8)
Fair value of new contracts entered into during the period	(9.1)
Other changes in fair value	(206.0)

Fair value of contracts outstanding at December 26, 2009	$(2,331.5)

	Fair value of contracts at December 26, 2009
Source of fair value	Maturities less than 1 year	Maturities 1 - 3 years	Maturities 4 - 5 years	Maturities in excess of 5 years	Total fair value
Prices actively quoted	$—	$(51.5)	$(642.9)	$(906.6)	$(1,601.0)
Prices provided by other external sources	(355.7)	(373.0)	—	—	(728.7)
Prices based on models and other valuation methods	(1.8)	—	—	—	(1.8)

	$(357.5)	$(424.5)	$(642.9)	$(906.6)	$(2,331.5)

        We use derivatives in the normal course of business to manage our exposure to fluctuations in production and packaging material prices, interest rates and foreign currency exchange rates, and for other strategic purposes related to our core business. We record our derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value. Such accounting is complex, as are the significant judgments and estimates involved in the estimation of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances; however, the use of different assumptions could have a material effect on the estimated fair value amounts. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" and Note 19 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to the Consolidated Financial Statements for additional information.

        Our market-sensitive derivative and other financial instruments, as defined by the Securities and Exchange Commission ("SEC"), are debt, foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps and total return equity swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

        We have performed a sensitivity analysis (see below) to estimate our exposure to market risk of interest rates, foreign exchange rates, commodity prices and equity prices. The sensitivity analysis reflects the impact of a hypothetical 10% adverse change in the applicable market. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table below.

	As of
Estimated fair value volatility	December 26, 2009	December 28, 2008
	(In millions)
Foreign currency risk:
Forwards	$(4.2)	$(16.6)
Interest rate risk:
Forward interest rate swaps	$(4.6)	$—
Debt, swaps	$(120.4)	$(74.5)
Commodity price risk:
Swaps	$(0.7)	$—
Cross currency risk:
Swaps	$(1.3)	$(6.5)
Equity price risk:
Cash settled total return swap	$(48.3)	$(33.9)

Income Tax Assumptions

        We account for income taxes in accordance with authoritative guidance. Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

        We have elected to treat our portion of all foreign subsidiary earnings through December 26, 2009 as permanently reinvested under accounting guidance and accordingly, have not provided for any U.S. federal or state tax thereon. As of December 26, 2009, approximately $1,140 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due upon remittance.

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

New Accounting Pronouncements Not Yet Adopted

Consolidation of Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity requiring consolidation. The guidance is effective for our first quarter ending March 27, 2010. We are currently evaluating the impact that this guidance may have on the determination or reporting of our financial results.

Related Party Transactions

Transactions with Management and Others

        We employed members of the Coors and Molson families, who collectively owned 88% of the class A shares, common and exchangeable, of the Company throughout 2009. Hiring and placement decisions are made based upon merit, and compensation packages offered are commensurate with policies in place for all employees of the Company.

        As of December 26, 2009, the Molson Foundation and other entities controlled by the Molson family collectively owned 44% of our Class A common and exchangeable stock, approximately 3% of our Class B common and exchangeable stock. As of December 26, 2009, various Coors family trusts collectively owned approximately 44% of our Class A common and exchangeable stock, approximately 12% of our Class B common and exchangeable stock.

        During the fourth quarter of 2009, MCC sold its 19.9% indirect common ownership interest in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club") to CH Group Limited Partnership / Societe en commandite Group CH (formerly Racine Limited Partnership / Societe en commandite Racine) ("CH Group"). The general partner of CH Group and one of its limited partners are entities affiliated with Andrew and Geoff Molson who are both members of the Board of Directors of the Company. The selling price of our interest in the Club was based on the price at which CH Group purchased the 80.1% controlling interest in the Club from an independent third party. See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS" to the Consolidated Financial Statements for further discussion.

        Subsequent to our fiscal year ended 2009, MCBC sold the Coors family home in Golden, Colorado to the Adolph Coors Company LLC for $540,000. The selling price was based on a market appraisal by an independent third party.

Certain Business Relationships

        See Part II—Item 8 Financial Statements and Supplementary Data, Note 4 "EQUITY INVESTMENTS" to the Consolidated Financial Statements regarding our significant related party transactions.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Details of market sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include long-term debt, foreign currency swaps, commodity swaps, forward starting interest rate swaps, and cross currency swaps.

	Notional amounts by expected maturity date
								December 26, 2009	December 28, 2008
	December
	2010	2011	2012	2013	2014	Thereafter	Total	Fair value	Fair value
	(In millions)
Long-term debt:
USD $300 million, 4.85% fixed rate, due 2010(1)	$300.0	$—	$—	$—	$—	$—	$300.0	$(312.6)	$(302.3)
CAD $200 million, 7.5% fixed rate, due 2011(2)	—	—	—	—	—	—	—	—	(169.1)
USD $850 million, 6.375% fixed rate, due 2012(3)	—	—	44.6	—	—	—	44.6	(51.5)	(46.8)
CAD $900 million, 5.0% fixed rate, due 2015(1)	—	—	—	—	—	857.2	857.2	(906.6)	(669.6)
USD $575 million, 2.5% convertible bonds, due 2013(4)	—	—	—	575.0	—	—	575.0	(642.9)	(629.7)
Foreign currency management:
Forwards	198.7	112.6	28.0	—	—	—	339.3	(8.6)	52.1
Cross currency swaps(1)(3)	300.0	—	1,692.4	—	—	—	1,992.4	(413.0)	(197.3)
Commodity pricing management:
Swaps	2.5	—	—	—	—	—	2.5	(0.8)	(1.6)
Interest rate pricing management:
Forward starting interest rate swaps	190.5	—	—	—	—	—	190.5	6.3	—
Interest rate swaps(2)	—	—	—	—	—	—	—	—	7.2
Equity pricing management:
AUD $496.5 million total return swap	439.0	—	—	—	—	—	439.0	(1.8)	(1.4)

        Our objective in managing our exposure to fluctuations in interest rates, foreign currency exchange rates, and production and packaging materials prices is to decrease the volatility of our earnings and cash flows affected by potential changes in underlying rates and prices

        We do not hedge the value of net investments in foreign-currency-denominated operations or translated earnings of foreign subsidiaries. Our primary foreign currency exposures are the Canadian dollar ("CAD") and the British pound sterling ("GBP").

(1)
Prior to issuing the bonds on September 22, 2005 (See Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements), we entered into a bond forward transaction for a portion of the Canadian offering. The bond forward transaction effectively established, in advance, the yield of the government of Canada bond rates over which the Company's private placement was priced. At the time of the private placement offering and pricing, the government of Canada bond rates was trading at a yield lower than that locked in with the Company's interest rate lock. This resulted in a loss of $4.0 million on the bond forward transaction. Per guidance pertaining to derivatives and hedging, the loss is being amortized over the life of the Canadian issued private placement and will serve to increase the Company's effective cost of borrowing by 4.9 basis points compared to the stated coupon on the issue.

  Simultaneously with the U.S. private placement we entered into a cross currency swap transaction for the entire USD $300 million issue amount and for the same maturity. In this transaction we exchanged our $300 million for a CAD $355.5 million obligation with a third party. The terms of the transaction are such that the Company will pay interest at a rate of 4.28% to the third party on the amount of CAD $355.5 million and will receive interest at a rate of 4.85% on the $300 million amount. There was an exchange of principal at the inception of this transaction and there will be a subsequent exchange of principal at the termination of the transaction. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Consistent with guidance pertaining to derivatives and hedging, all changes in the value of the transaction due to foreign exchange are being recorded through the statement of operations and are being offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates are being recorded to other comprehensive income.

(2)
The BRI joint venture is a party to interest rate swaps, converting CAD $100.0 million notional amount from fixed rates to floating rates and mature in 2011. There was no exchange of principal at the inception of the swaps. These interest rate swaps qualify for hedge accounting treatment. We deconsolidated BRI from our financial statements in the first quarter of 2009.

(3)
We are a party to certain cross currency swaps totaling GBP £530.0 million (approximately USD $774 million at prevailing foreign currency exchange rates in 2002, the year we entered into the swaps). The swaps included an initial exchange of principal in 2002 and will require final principal exchange on the settlement date of our 6 3/8% notes due in 2012 (See Part II—Item 8 Financial Statements and Supplementary Data, Note 19 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" to the Consolidated Financial Statements for further discussion). The swaps also call for an exchange of fixed GBP interest payments for fixed USD interest receipts. At the initial principal exchange, we paid USD to a counterparty and received GBP. Upon final exchange, we will provide GBP to the counterparty and receive USD. The cross currency swaps have been designated as cash flow hedges.

(4)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes in a public offering discussed further in Part II—Item 8 Financial Statements and Supplementary Data, Note 14 "DEBT" to the Consolidated Financial Statements.

ITEM 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT

        The preparation, integrity and objectivity of the financial statements and all other financial information included in this annual report are the responsibility of the management of Molson Coors Brewing Company. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States, applying estimates based on management's best judgment where necessary. Management believes that all material uncertainties have been appropriately accounted for and disclosed.

        The established system of accounting procedures and related internal controls provide reasonable assurance that the assets are safeguarded against loss and that the policies and procedures are implemented by qualified personnel. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 26, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon its assessment, management concluded that, as of December 26, 2009, the Company's internal control over financial reporting was effective.

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

Peter Swinburn	Stewart Glendinning
President & Chief Executive Officer,	Chief Financial Officer,
Molson Coors Brewing Company	Molson Coors Brewing Company
February 19, 2010	February 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Of Molson Coors Brewing Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Molson Coors Brewing Company and its subsidiaries at December 26, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for convertible debt and noncontrolling interests in 2009.

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

PricewaterhouseCoopers LLP
Denver, Colorado
February 19, 2010

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 26, 2009	December 28, 2008	December 30, 2007
Sales	$4,426.5	$6,651.8	$8,319.7
Excise taxes	(1,394.1)	(1,877.5)	(2,129.1)

Net sales	3,032.4	4,774.3	6,190.6
Cost of goods sold	(1,726.9)	(2,840.8)	(3,702.9)

Gross profit	1,305.5	1,933.5	2,487.7
Marketing, general and administrative expenses	(900.8)	(1,333.2)	(1,734.4)
Special items, net	(32.7)	(133.9)	(112.2)
Equity income in MillerCoors	382.0	155.6	—

Operating income	754.0	622.0	641.1
Other (expense) income, net
Interest expense	(96.6)	(119.1)	(134.9)
Interest income	10.7	17.3	26.6
Debt extinguishment costs	—	(12.4)	(24.5)
Other income (expense), net, includes $46.0 gain in 2009 on related party transaction, see Note 4.	49.4	(8.4)	17.7

Total other expense, net	(36.5)	(122.6)	(115.1)

Income from continuing operations before income taxes	717.5	499.4	526.0
Income tax benefit (expense)	14.7	(96.4)	(1.0)

Income from continuing operations	732.2	403.0	525.0
Loss from discontinued operations, net of tax	(9.0)	(12.1)	(17.7)

Net income	723.2	390.9	507.3

Less: Net income attributable to noncontrolling interests	(2.8)	(12.2)	(15.3)

Net income attributable to Molson Coors Brewing Company	$720.4	$378.7	$492.0

Basic income (loss) per share:
From continuing operations	$3.96	$2.14	$2.85
From discontinued operations	(0.05)	(0.07)	(0.10)

Basic net income per share	$3.91	$2.07	$2.75

Diluted income (loss) per share:
From continuing operations	$3.92	$2.11	$2.81
From discontinued operations	(0.05)	(0.07)	(0.10)

Diluted net income per share	$3.87	$2.04	$2.71

Weighted average shares—basic	184.4	182.6	178.7
Weighted average shares—diluted	185.9	185.5	181.4
Amounts attributable to MCBC
Income from continuing operations, net of tax	$729.4	$390.8	$509.7
Loss from discontinued operations, net of tax	(9.0)	(12.1)	(17.7)

Net income	$720.4	$378.7	$492.0

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	As of
	December 26, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$734.2	$216.2
Accounts and notes receivable:
Trade, less allowance for doubtful accounts of $10.1 and $7.9, respectively	513.8	432.9
Affiliates	52.9	39.6
Current notes receivable and other receivables, less allowance for doubtful accounts of $2.8 and $3.3, respectively	150.5	162.9
Inventories:
Finished	111.1	89.1
In process	18.3	13.4
Raw materials	43.6	43.3
Packaging materials	63.2	46.3

Total inventories	236.2	192.1
Maintenance and operating supplies, less allowance for obsolete supplies of $4.1 and $4.6, respectively	17.7	14.8
Other current assets, less allowance for advertising supplies	47.6	47.1
Discontinued operations	9.9	1.5

Total current assets	1,762.8	1,107.1
Properties, less accumulated depreciation of $843.4 and $673.5, respectively	1,292.5	1,301.9
Goodwill	1,475.0	1,298.0
Other intangibles, less accumulated amortization of $356.8 and $274.9, respectively	4,534.7	3,923.4
Investment in MillerCoors	2,613.6	2,418.7
Deferred tax assets	177.9	75.3
Notes receivable, less allowance for doubtful accounts of $7.3 and $8.1, respectively	48.7	51.8
Other assets	115.9	203.4
Discontinued operations	—	7.0

Total assets	$12,021.1	$10,386.6

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 26, 2009	December 28, 2008
Liabilities and equity
Current liabilities:
Accounts payable:
Trade	$193.4	$152.8
Affiliates	16.9	17.7
Accrued expenses and other liabilities	745.0	690.8
Deferred tax liabilities	167.1	107.8
Current portion of long-term debt	300.3	0.1
Discontinued operations	158.2	16.9

Total current liabilities	1,580.9	986.1
Long-term debt	1,412.7	1,752.0
Pension and post-retirement benefits	823.8	581.0
Derivative hedging instruments	374.2	225.9
Deferred tax liabilities	468.0	399.4
Unrecognized tax benefits	65.0	230.4
Other liabilities	185.0	47.6
Discontinued operations	18.7	124.8

Total liabilities	4,928.3	4,347.2
Commitments and contingencies (Note 21)	—	—
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.7 shares at December 26, 2009 and December 28, 2008, respectively)	—	—
Class B common stock, non-voting, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 159.4 shares and 157.1 shares at December 26, 2009 and December 28, 2008, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 3.2 shares at December 26, 2009 and December 28, 2008)	119.1	119.4
Class B exchangeable shares, no par value (issued and outstanding: 20.2 shares and 20.9 shares at December 26, 2009 and December 28, 2008, respectively)	761.8	786.3
Paid-in capital	3,441.5	3,334.6
Retained earnings	2,734.9	2,184.9
Accumulated other comprehensive (loss) income	20.7	(371.4)

Total Molson Coors Brewing Company stockholders' equity	7,079.6	6,055.4
Noncontrolling interests	13.2	(16.0)

Total equity	7,092.8	6,039.4

Total liabilities and equity	$12,021.1	$10,386.6

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the Years Ended
	December 26, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net income	$723.2	$390.9	$507.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187.4	273.4	345.8
Amortization of debt issuance costs and discounts	19.4	17.1	13.2
Share-based compensation	22.8	55.9	37.4
(Gain) loss on sale or impairment of properties and intangibles	(38.1)	39.2	49.6
Excess tax benefits from share-based compensation	(21.7)	(8.3)	(28.1)
Deferred income taxes	127.8	78.6	(101.1)
(Gain) loss on foreign currency fluctuations and derivative instruments	(0.1)	(1.5)	7.1
Equity income in MillerCoors	(382.0)	(155.6)	—
Distributions from MillerCoors	401.1	136.5	—
Equity in net income of other unconsolidated affiliates	(6.9)	(24.1)	(6.6)
Distributions from other unconsolidated affiliates	16.6	7.5	9.3
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations) and other:
Receivables	(63.3)	(128.2)	(47.7)
Inventories	(11.7)	39.3	(23.1)
Payables	21.0	(10.5)	(27.5)
Other assets and other liabilities	(180.3)	(310.8)	(137.2)
Operating cash flows of discontinued operations	9.0	12.1	17.6

Net cash provided by operating activities	824.2	411.5	616.0

Cash flows from investing activities:
Additions to properties and intangible assets	(124.7)	(230.5)	(428.3)
Proceeds from sales of businesses and other assets	58.0	38.8	38.1
Proceeds from sales (purchases) of investment securities, net	—	22.8	(22.8)
Acquisition of businesses, net of cash acquired	(41.7)	—	(26.7)
Investment in MillerCoors	(514.5)	(84.3)	—
Return of capital from MillerCoors	448.2	—	—
Deconsolidation of Brewers' Retail, Inc.	(26.1)	—	—
Investment in and advances to an unconsolidated affiliate	—	(6.9)	—
Trade loan repayments from customers	32.1	25.8	32.3
Trade loans advanced to customers	(25.5)	(31.5)	(32.9)
Other	0.1	(3.7)	1.2

Net cash used in investing activities	(194.1)	(269.5)	(439.1)

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(IN MILLIONS)

	For the Years Ended
	December 26, 2009	December 28, 2008	December 30, 2007
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	43.1	59.0	209.5
Excess tax benefits from share-based compensation	21.7	8.3	28.1
Dividends paid	(170.4)	(139.1)	(114.8)
Dividends paid to noncontrolling interest holders	(2.9)	(20.3)	(17.0)
Proceeds from issuances of long-term debt	—	16.0	—
Proceeds from issuance of convertible debt	—	—	575.0
Debt issuance costs	—	—	(10.2)
Sale of warrants	—	—	57.0
Purchase of call options	—	—	(106.7)
Payments on long-term debt and capital lease obligations	(0.4)	(181.3)	(631.0)
Proceeds from short-term borrowings	14.7	54.5	179.2
Payments on short-term borrowings	(17.0)	(47.3)	(180.5)
Net proceeds from (payments on) revolving credit facilities	—	1.1	(6.1)
Change in overdraft balances and other	(6.0)	(29.8)	20.7
Proceeds from settlements of debt-related derivatives	—	12.0	5.2

Net cash (used in) provided by financing activities	(117.2)	(266.9)	8.4

Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	512.9	(124.9)	185.3
Effect of foreign exchange rate changes on cash and cash equivalents	5.1	(35.9)	9.5
Balance at beginning of year	216.2	377.0	182.2

Balance at end of year	$734.2	$216.2	$377.0

See notes to consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTEREST

(IN MILLIONS)

		MCBC Shareholders
				Common stock issued		Exchangeable shares issued
			Accumulated other comprehensive income (loss)
		Retained earnings						Paid-in- capital	Non controlling Interest
	Total			Class A	Class B	Class A	Class B
Balance at December 31, 2006	$5,862.9	$1,673.5	$333.9	$—	$1.3	$124.7	$1,311.0	$2,389.9	28.6
Exchange of shares	—	—	—	—	0.1	0.1	(365.7)	365.5	—
Sale of warrants	57.0	—	—	—	—	—	—	57.0	—
Purchase of call options	(66.0)	—	—	—	—	—	—	(66.0)	—
Shares issued under equity compensation plan	238.8	—	—	—	0.1	—	—	238.7	—
Amortization of stock based compensation	37.4	—	—	—	—	—	—	37.4	—
Adjustment to adopt convertible debt guidance, see Note 2	64.2	—	—	—	—	—	—	64.2	—
Adjustment to adopt guidance to account for uncertainty in income taxes, see Note 2	(105.4)	(105.4)	—	—	—	—	—	—	—
Comprehensive income:
Net income	507.3	492.0	—	—	—	—	—	—	15.3
Other comprehensive income (loss), net of tax:				—	—	—	—	—	—
Foreign currency translation adjustments	783.2	—	783.2	—	—	—	—	—	—
Unrealized loss on derivative instruments, net	(3.4)	—	(3.4)	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	2.9	—	2.9	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	5.2	—	6.3	—	—	—	—	—	(1.1)

Other comprehensive income	1,295.2

Dividends declared and paid	(131.8)	(114.8)	—	—	—	—	—	—	(17.0)

Balance at December 30, 2007	$7,252.3	$1,945.3	$1,122.9	$—	$1.5	$124.8	$945.3	$3,086.7	$25.8

Exchange of shares	—	—	—	—	0.1	(5.4)	(159.0)	164.3	—
Shares issued under equity compensation plan	24.6	—	—	—	—	—	—	24.6	—
Amortization of stock based compensation	59.0	—	—	—	—	—	—	59.0	—
Contribution to MillerCoors	108.2	—	134.5	—	—	—	—	—	(26.3)
Comprehensive income:									—
Net income	390.9	378.7	—	—	—	—	—	—	12.2
Other comprehensive income (loss), net of tax:				—	—	—	—	—	—
Foreign currency translation adjustments	(1,234.7)	—	(1,234.7)	—	—	—	—	—	—
Unrealized gain (loss) on derivative instruments, net	49.0	—	49.0	—	—	—	—	—	—
Realized gain (loss) on derivative instruments reclassified to net income, net	3.9	—	3.9	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive loss	(211.2)	—	(211.2)	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(243.2)	—	(235.8)	—	—	—	—	—	(7.4)

Other comprehensive loss	(1,245.3)

Dividends declared and paid	(159.4)	(139.1)	—	—	—	—	—	—	(20.3)

Balance at December 28, 2008	$6,039.4	$2,184.9	$(371.4)	$—	$1.6	$119.4	$786.3	$3,334.6	$(16.0)

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTEREST (Continued)

(IN MILLIONS)

		MCBC Shareholders
				Common stock issued		Exchangeable shares issued
			Accumulated other comprehensive income (loss)
		Retained earnings						Paid-in- capital	Non controlling Interest
	Total			Class A	Class B	Class A	Class B
Exchange of shares	—	—	—	—	—	(0.3)	(24.5)	24.8	—
Shares issued under equity compensation plan	61.0	—	—	—	—	—	—	61.0	—
Amortization of stock based compensation	21.1	—	—	—	—	—	—	21.1	—
Acquisition of a business	9.6	—	—	—	—	—	—	—	9.6
Deconsolidation of BRI	(5.7)	—	—	—	—	—	—	—	(5.7)
Comprehensive income:
Net income	723.2	720.4	—	—	—	—	—	—	2.8
Other comprehensive income (loss), net of tax:				—	—	—	—	—	—
Foreign currency translation adjustments	614.7	—	614.7	—	—	—	—	—	—
Unrealized loss on derivative instruments, net	(28.7)	—	(28.7)	—	—	—	—	—	—
Realized loss on derivative instruments reclassified to net income, net	(10.6)	—	(10.6)	—	—	—	—	—	—
Ownership share of equity method investees other comprehensive income	56.7	—	56.7	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(214.6)	—	(240.0)	—	—	—	—	—	25.4

Other comprehensive income	1,140.7

Dividends declared and paid	(173.3)	(170.4)	—	—	—	—	—	—	(2.9)

Balance at December 26, 2009	$7,092.8	$2,734.9	$20.7	$—	$1.6	$119.1	$761.8	$3,441.5	$13.2

See notes to consolidated financial statements

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: Coors Brewing Company ("CBC"), operating in the United States ("U.S.") until June 30, 2008 when MCBC and SABMiller plc ("SABMiller") combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller Brewing Company ("Miller") and the results and financial position of U.S. operations, which had historically comprised substantially all of our U.S. reporting segment were, in all material respects, deconsolidated from MCBC prospectively upon formation of MillerCoors LLC ("MillerCoors"), see Note 4, "Equity Investments"; Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), formerly referred to as Coors Brewers Limited ("CBL"), operating in the United Kingdom ("U.K."); Molson Coors Canada ("MCC"), formerly referred to as Molson Canada ("Molson"), operating in Canada; and our other corporate entities. Any reference to "Coors" means the Adolph Coors Company prior to the 2005 merger with Molson Inc. (the "Merger"). Any reference to Molson Inc. means MCC prior to the Merger. Any reference to "Molson Coors" means MCBC after the Merger.

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

Our Fiscal Year

        In 2009, our fiscal year is a 52 week period ending on the last Saturday in December. Previously, our fiscal year was a 52 or 53 week period ending on the last Sunday in December. The fiscal years ended December 26, 2009, December 28, 2008, and December 30, 2007, were 52 week periods.

Principles of Consolidation

        Our consolidated financial statements include our accounts and our majority-owned and controlled domestic and foreign subsidiaries, as well as certain variable interest entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods Presented

        The results from Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, are reported one month in arrears. Due to a change in our ownership level of BRI, we deconsolidated this entity from our financial statements as of March 1, 2009, and began to prospectively account for it under the equity method of accounting. See Note 4, "Equity Method Investments" for further information.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Reclassifications and Retrospective Applications

        During the first quarter of 2009, we adopted new pronouncements related to noncontrolling interests in consolidated financial statements and accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), both of which required retrospective applications. See discussions in Note 2, "New Accounting Pronouncements." In addition, certain prior period amounts have been reclassified to conform to the current period presentation.

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

Equity Method Accounting

        We generally apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence, except for certain investments that must be consolidated as variable interest entities. Equity method investments include our equity ownership in MillerCoors in the U.S., Tradeteam (a transportation and logistics services company in the U.K.), and Modelo Molson Imports, L.P., BRI, Brewers' Distributor Ltd. ("BDL") and our former interests in the Montréal Canadiens and House of Blues, all in Canada. See Note 4, "Equity Investments."

        There are no related parties that own interests in our equity method investments as of December 26, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Marketing, General and Administrative Expenses

        Our marketing, general and administrative expenses consist of advertising, sales costs, non-manufacturing administrative, and overhead costs. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are generally expensed when the advertising is first run. Advertising expense was $349.3 million, $610.0 million, and $858.1 million for years 2009, 2008, and 2007, respectively. Prepaid advertising costs of $13.9 million and $8.1 million, were included in other current assets in the Consolidated Balance Sheets at December 26, 2009, and December 28, 2008, respectively.

Trade Loans

        MCBC-UK extends loans to a portion of the retail outlets that sell our brands. Some of these loans provide for no interest to be payable, and others provide for payment of a below market interest rate. In return, the retail outlets receive smaller discounts on beer and other beverage products purchased from us, with the net result being MCBC-UK attaining a market return on the outstanding loan balance. We therefore reclassify a portion of beer revenue into interest income to reflect a market rate of interest on these loans. In 2009, 2008 and 2007, these amounts were $8.3 million, $10.7 million and $11.5 million, respectively. This interest income is included in the U.K. segment since it is related solely to MCBC-UK.

        Trade loan receivables are classified as either other receivables or non-current notes receivable in our Consolidated Balance Sheets. At December 26, 2009, and December 28, 2008, total loans outstanding, net of allowances, were $62.5 million and $68.8 million, respectively.

Allowance for Doubtful Accounts

        Canada's distribution channels are highly regulated by provincial regulation and experience few collectability problems. However, MCC does have direct sales to retail customers for which an allowance is recorded based upon expected collectability and historical experience.

        Because the majority of MCBC-UK sales are directly to retail customers, and because of the industry practice of making trade loans to customers, our ability to manage credit risk in this business is critical. At MCBC-UK, we provide allowances for uncollectible trade receivables and trade loans from our customers. Generally, provisions are recorded to cover the full exposure to a specific customer at the point the account is considered uncollectible. Accounts are typically deemed uncollectible based on the sales channel, after becoming either one hundred twenty days or one hundred eighty days overdue. We record the provision in marketing, general and administrative expenses. Provisions are reversed upon recoverability of the account.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. There were no allowances for obsolete finished goods or packaging materials at December 26, 2009 or at December 28, 2008.

Fair Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value as recorded due to the short-term maturity of these instruments. In addition, the carrying amounts of our trade loan receivables approximate fair value. The fair value of long-term obligations for derivatives was estimated by discounting the future cash flows using market interest rates, adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities). See Note 19, "Derivative Instruments and Hedging Activities." Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 14, "Debt."

        The Financial Accounting Standards Board ("FASB") issued guidance for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value derivative instruments, and use an income approach for valuing our indemnity obligations. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels of the hierarchy are as follows:

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

Factored Brands

        In addition to supplying our own brands, MCBC-UK sells other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. These

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

factored brand sales are included in our financial results, but the related volume is not included in our reported sales volumes. We refer to this as the "factored brand business." In the factored brand business, MCBC-UK normally purchases factored brand inventory, taking orders from customers for such brands, and invoicing customers for the product and related costs of delivery. In accordance with guidance pertaining to reporting revenue gross as a principal versus net as an agent, sales under the factored brands are generally reported on a gross income basis.

Goodwill and Other Asset Valuation

        We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually, and we evaluate our other tangible and intangible assets for impairment when there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. See Note 13, "Goodwill and Intangible Assets."

Statement of Cash Flows Data

        Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The carrying value of these investments approximates their fair value. The following presents our supplemental cash flow information:

	For the fiscal years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Cash paid for interest(1)	$76.0	$84.2	$104.4
Cash paid for taxes	$50.9	$71.5	$77.6
Receipt of note upon sale of property	$—	$2.8	$—
Issuance of restricted stock, net of forfeitures	$8.9	$28.2	$11.1
Issuance of performance shares, net of forfeitures	$14.1	$0.9	$1.6

(1)
2008 and 2007 includes cash paid for interest of $3.0 and $6.2 million, respectively associated with debt extinguishment costs.

        See Note 4, "Equity Investments," for a summary of assets and liabilities contributed to MillerCoors, the formation of which was a significant non-cash activity in 2008.

2. New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        On January 1, 2007, we adopted the FASB's guidance related to accounting for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a two-step process to determine the amount of tax benefit to be recognized. However, the tax position must be evaluated to determine the likelihood that

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements (Continued)

it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. The cumulative effect of applying the new requirement has been recorded as a reduction to the beginning balance of retained earnings as of January 1, 2007 in the amount of $105.4 million. See Note 8, "Income Tax," for further discussion related to income taxes

Business Combinations

        In December 2007, the FASB issued authoritative guidance for business combinations, which establishes principles and requirements for the manner in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition to new financial statement disclosures, this guidance also changes the accounting treatment for certain specific items, including the expensing of acquisition costs and restructuring costs associated with a business combination, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date which generally affects income tax expense. This guidance applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008, with the exception of the accounting for valuation allowances on deferred tax assets and acquired tax contingencies, for which the adoption is retrospective. The adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

Noncontrolling Interests

        In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements. This guidance requires the recognition of a noncontrolling interest (previously referred to as minority interest) as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income in the consolidated statement of operations. It also amends existing guidance to be consistent with the revised guidance for business combinations discussed above, including procedures associated with the deconsolidation of a subsidiary. As such, our adoption of this guidance on December 28, 2008 impacted the accounting for the deconsolidation of BRI in the first quarter of 2009. Changes to noncontrolling interests reflected in total equity during 2009 resulted from $2.8 million of net earnings, establishment of the non-controlling interest in Cobra Beer Partnership Ltd of $9.6 million, and the effects of deconsolidating BRI ($19.7 million). Changes to the individual components of accumulated other comprehensive income attributable to noncontrolling interests were insignificant. See Note 6 "Variable Interest Entities" for further discussion. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Accounting for Convertible Debt Instruments

        In May 2008, the FASB issued authoritative guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) that applies to all convertible debt instruments that have a "net settlement feature", which means that such

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements (Continued)

convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This guidance requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The Company retrospectively adopted this guidance on December 29, 2008, impacting historical accounting for our 2007 2.5% Convertible Senior Notes due July 30, 2013 ("Convertible Senior Notes"). See further discussion in Note 14, "Debt."

Subsequent Events Treatment

        In May 2009, the FASB issued authoritative guidance related to subsequent events, which formalizes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. For the year ended December 26, 2009, subsequent events were evaluated through February 19, 2010, the date the financial statements were issued.

New Accounting Pronouncements Not Yet Adopted

Consolidation of Variable Interest Entities

        In June 2009, the FASB issued authoritative guidance related to the consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity requiring consolidation. The guidance is effective for our first quarter ending March 27, 2010. We are currently evaluating the impact that this guidance may have on the determination or reporting of our financial results.

3. Segment Reporting

        Our reporting segments are based on the key geographic regions in which we operate, which are the basis on which our chief operating decision maker evaluates the performance of the business. The Company operates in the reporting segments listed below.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

Reportable segments

Canada

        The Canada segment consists of our production, marketing and sales of the Molson family of brands, Coors Light and other brands, principally in Canada; BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario and BDL, our joint venture arrangement related to the distribution of beer in the western provinces, both accounted for as equity method investments. The Canada segment also includes our equity interest in Modelo Molson Imports, L.P ("MMI").

        We have an agreement with Heineken N.V. that grants us the right to import, market, and sell Heineken products throughout Canada and with Miller Brewing Co., a subsidiary of SABMiller, to brew, market, and sell several Miller brands, and distribute and sell imported Miller brands. We also have the right to contract brew and package Asahi for the U.S. market.

United States (U.S.)

        As discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," effective July 1, 2008, MillerCoors LLC ("MillerCoors") began operations. The results and financial position of our U.S. segment operations were deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting. MCBC's equity investment in MillerCoors will represent our U.S. segment going forward.

United Kingdom (U.K.)

        The U.K. segment consists of our production, marketing and sales of the MCBC-UK brands (the largest of which is Carling), principally in the U.K. and the Republic of Ireland; our consolidated joint venture arrangement relating to the production and distribution of the Grolsch brands in the U.K. and the Republic of Ireland; and our equity method joint venture arrangement ("Tradeteam") for the physical distribution of products throughout Great Britain.

Non-reportable segment and other business activities

Molson Coors International ("MCI") and Corporate

        MCI includes results of operations in developing markets around the world, including Asia, Mexico, the Caribbean (not including Puerto Rico) and continental Europe. Corporate includes interest and certain other general and administrative costs that are not allocated to any of the operating segments. The majority of these corporate costs relate to worldwide administrative functions, such as corporate affairs, legal, human resources, accounting, treasury, insurance and risk management. Corporate also includes certain royalty income and administrative costs related to the management of intellectual property.

Summarized financial information

        No single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers. Inter-segment sales revenues other than sales to MillerCoors are insignificant and eliminated in consolidation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

        The following tables represent consolidated net sales, consolidated interest expense, consolidated interest income, and reconciliations of amount shown as income (loss) from continuing operations before income taxes to income from continuing operations attributable to MCBC.

	Year ended December 26, 2009
	Canada	U.S.	U.K.	MCI and Corporate	Consolidated
	(In millions)
Net sales	$1,732.3	$—	$1,226.2	$73.9	$3,032.4
Interest expense	—	—	—	(96.6)	(96.6)
Interest income	—	—	8.3	2.4	10.7
Income (loss) from continuing operations before income taxes	$462.6	$382.0	$90.8	$(217.9)	$717.5
Income tax benefit					14.7

Income from continuing operations					732.2
Net income attributable to noncontrolling interests					(2.8)

Income from continuing operations attributable to MCBC					$729.4

	Year ended December 28, 2008
	Canada	U.S.	U.K.	MCI and Corporate	Eliminations	Consolidated
	(In millions)
Net sales(1)	$1,920.0	$1,504.8	$1,342.2	$62.9	$(55.6)	$4,774.3
Interest expense	—	—	—	(119.1)	—	(119.1)
Interest income	—	—	10.7	6.6	—	17.3
Debt extinguishment costs	—	—	—	(12.4)	—	(12.4)
Income (loss) from continuing operations before income taxes	$458.4	$265.0	$85.4	$(309.4)	$—	$499.4
Income tax expense						(96.4)

Income from continuing operations						403.0
Net income attributable to noncontrolling interests						(12.2)

Income from continuing operations attributable to MCBC						$390.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

	Year ended December 30, 2007
	Canada	U.S.	U.K.	MCI and Corporate	Eliminations	Consolidated
	(In millions)
Net sales(1)	$2,005.1	$2,754.8	$1,455.6	$67.0	$(91.9)	$6,190.6
Interest expense	—	—	—	(134.9)	—	(134.9)
Interest income	—	—	11.5	15.1	—	26.6
Debt extinguishment costs	—	—	—	(24.5)	—	(24.5)
Income (loss) from continuing operations before income taxes	$426.9	$286.6	$89.5	$(277.0)	$—	$526.0
Income tax expense						(1.0)

Income from continuing operations						525.0
Net income attributable to noncontrolling interests						(15.3)

Income from continuing operations attributable to MCBC						$509.7

(1)
Beginning in the third quarter of 2009, management adjusted internal financial reporting to conform sales reporting for the pre-MillerCoors periods to the post-MillerCoors periods. As a result, Canada segment sales for years ended December 28, 2008 and December 30, 2007, are higher than reported in prior periods due to the inclusion of $55.6 million and $91.9 million of intersegment/intercompany sales, respectively, which were eliminated upon consolidation.

        The following table represents total assets by reporting segment:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Canada(1)	$6,402.0	$5,688.1
U.S.	2,613.6	2,418.7
U.K.(1)	2,359.8	2,024.2
MCI and Corporate	635.8	247.1
Discontinued operations	9.9	8.5

Consolidated total assets	$12,021.1	$10,386.6

(1)
A significant part of the increase in asset values in Canada and the UK in 2009 reflects the strengthening of the Canadian dollar ("CAD") and the British pound ("GBP") against the USD.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

        The following table represents cash flow information by segment:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Depreciation and amortization(1):
Canada	$100.0	$118.3	$139.9
United States(2)	—	51.3	97.4
United Kingdom	77.6	99.3	105.6
MCI and Corporate	9.8	4.5	2.9

Consolidated depreciation and amortization	$187.4	$273.4	$345.8

Capital expenditures:
Canada	$43.5	$72.7	$95.7
United States(2)	—	55.9	142.5
United Kingdom	64.6	88.2	181.8
MCI and Corporate	16.6	13.7	8.3

Consolidated capital expenditures	$124.7	$230.5	$428.3

(1)
Depreciation and amortization amounts do not reflect amortization of bond discounts, fees, or other debt-related items.

(2)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

        The following table represents sales by geographic segment:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Net sales to unaffiliated customers(1):
Canada	$1,687.0	$1,804.6	$1,877.6
United States and its territories(2)	46.3	1,565.7	2,757.8
United Kingdom	1,180.3	1,311.3	1,418.0
Other foreign countries	118.8	92.7	137.2

Consolidated net sales	$3,032.4	$4,774.3	$6,190.6

(1)
Net sales attributed to geographic areas is based on the location of the customer.

(2)
Reflects the formation of MillerCoors on July 1, 2008. Prior periods reflect amounts of the Company's pre-existing U.S. operations.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Reporting (Continued)

        The following table represents long-lived assets by geographic segment:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Long-lived assets(1):
Canada(2)	$788.7	$835.4
United States and its territories	44.3	34.2
United Kingdom(3)	459.1	431.8
Other foreign countries	0.4	0.5

Consolidated long-lived assets	$1,292.5	$1,301.9

(1)
Long-lived assets include net properties and are based on geographic location of the long-lived assets.

(2)
A significant part of the decrease in long-lived asset value in Canada in 2009 is related to the deconsolidation of BRI which was offset partially by the strengthening of the CAD against the USD.

(3)
The increase in asset value in the UK in 2009 reflects the strengthening of the GBP against the USD.

4. Equity Investments

Investment in MillerCoors

        Effective July 1, 2008, MCBC and SABMiller combined the U.S. and Puerto Rico operations of their respective subsidiaries, CBC and Miller.

        MillerCoors has a Board of Directors consisting of five MCBC-appointed directors and five SABMiller-appointed directors. The percentage interests in the profits of MillerCoors are 58% for SABMiller and 42% for MCBC, and voting interests are shared 50%-50%. Each party to the joint venture has agreed not to transfer its economic or voting interests in the joint venture for a period of five years, and certain rights of first refusal will apply to any subsequent assignment of such interests.

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

4. Equity Investments (Continued)

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

        Summarized financial information for MillerCoors is as follows (in millions):

Condensed balance sheet

	As of
	December 31, 2009	December 31, 2008
Current assets	$808.5	$849.0
Noncurrent assets	9,025.0	8,853.2

Total assets	$9,833.5	$9,702.2

Current liabilities	$885.4	$1,033.6
Noncurrent liabilities	1,278.4	1,412.3

Total liabilities	2,163.8	2,445.9
Noncontrolling interests	28.1	29.4
Interest attributable to shareholders'	7,641.6	7,226.9

Total liabilities and shareholders' investment	$9,833.5	$9,702.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

Results of operations

	For the year ended December 31, 2009	For the six months ended December 31, 2008
	Actual
Net sales	$7,574.3	$3,689.4
Cost of goods sold	(4,720.9)	(2,326.0)

Gross profit	$2,853.4	$1,363.4
Operating income	$866.1	$227.2
Net income attributable to MillerCoors	$842.8	$222.4

        The following represents MCBC's proportional share in MillerCoors of net income reported under the equity method (in millions):

	For the year ended December 31, 2009	For the six months ended December 31, 2008
MillerCoors net income	$842.8	$222.4
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	354.0	93.4
MillerCoors accounting policy elections(1)	7.3	27.7
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	11.7	36.7
Share-based compensation adjustment(3)	9.0	(2.2)

Equity income in MillerCoors	$382.0	$155.6

(1)
MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based on the book value of the net assets we contributed to it. These adjustments reflect the favorable impact to our investment in MillerCoors as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed CBC inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had been applied by CBC prior to the formation of MillerCoors, the impact of which was fully amortized in early 2009.

(2)
MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors and Miller) by approximately $631 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded unless there is an impairment in our overall investment. During the fourth quarter of 2008, MillerCoors recognized an impairment charge of $65.0 million associated with its Sparks brand intangible asset. Included in our basis amortization income shown above is a

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

  credit of $27.3 million, or 42% of that amount, as our proportional share of the underlying basis in the Sparks intangible asset was less than that of MillerCoors, no impairment existed at a MCBC level.

(3)
The net adjustment is to record all stock-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to preexisting SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the year ended December 26, 2009, we recorded $38.1 million and $10.6 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $12.7 million of service agreement and other charges to MillerCoors and $1.6 million of service agreement costs from MillerCoors. As of December 26, 2009, we had $5.4 million due from MillerCoors related to activities mentioned above. During the twenty-six weeks ended December 28, 2008, we recorded $51.3 million and $2.9 million of sales of beer to MillerCoors and purchase of beer from MillerCoors, respectively. In addition, we recorded $5.8 million of service agreement charges to MillerCoors and $0.6 million of service agreement costs from MillerCoors. As of December 28, 2008, we had $20.2 million due from MillerCoors related to activities mentioned above.

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

        There were no significant undistributed earnings in MillerCoors as of December 26, 2009 or December 28, 2008.

All Other Equity Investments

Tradeteam Ltd.

        Tradeteam Ltd., is a joint venture between MCBC-UK and DHL in which MCBC-UK has a 49.9% interest that has an exclusive contract with MCBC-UK to provide transportation and logistics services in England and Wales until 2018. Our approximate financial commitments under the distribution contract with Tradeteam are as follows:

Amount
(In millions)
2010	$130.8
2011	134.7
2012	138.8
2013	142.9
2014	147.2
Thereafter	536.0

Total	$1,230.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

        The financial commitments on termination of the distribution agreement are to essentially take over property, assets and people used by Tradeteam to deliver the service to MCBC-UK, paying Tradeteam's net book value for assets acquired which approximates $50.8 million as of December 26, 2009.

        Services provided under the Tradeteam, Ltd. contract were approximately $118.4 million, $146.6 million, and $157.5 million for the years ended December 26, 2009, December 28, 2008, and December 30, 2007, respectively. As of December 26, 2009 and December 28, 2008, we had $10.2 million and $2.3 million due to Tradeteam for services provided.

Montréal Canadiens

        Molson Hockey Holdings, Inc. ("MHHI"), a wholly-owned subsidiary of the Company, owned a 19.9% indirect common ownership in the Montréal Canadiens professional hockey team, the Gillett Entertainment Group and certain related assets (collectively, the "Club"). An independent party owned the controlling 80.1% common ownership interest in the Club. During the fourth quarter of 2009, CH Group Limited Partnership / Société en commandite Group CH (formerly Racine Limited Partnership / Société en commandite Racine) ("CH Group") purchased the controlling 80.1% common ownership interest in the Club, as well as the interest in the ground lease of Bell Centre arena in Montréal (the "Bell Centre") from the majority owner of the Club. The general partner of CH Group and one of its limited partners are entities affiliated with Andrew and Geoff Molson, who are both members of the Board of Directors of the Company.

        In connection with CH Group's purchase of the controlling common ownership interest in the Club and the Bell Centre, effective December 1, 2009, MHHI sold its 19.9% common ownership interest in the Club to CH Group. The Company received net proceeds of CAD $56.3 million (USD $53.3 million), which is equal to the sale price for the Company's interest reduced by a portion of the debt obligations of the Club assumed by the buyer, and recognized a gain of CAD $48.7 million (USD $46.0 million) related to this transaction. Included in this gain is CAD $4.7 million (USD $4.4 million) of escrow balances expected to be received during 2010 (after giving effect to a purchase price adjustment). The selling price of our interest in the Club was based on the price at which CH Group purchased the 80.1% controlling interest in the Club from the majority owner, an independent third party.

        As part of its ownership of the Club, the Company was historically obligated under two principal financial guarantees: a consent agreement with the NHL (the "Consent Agreement"), which required the direct and indirect owners of the Club to abide by certain funding requirements related to the ownership of the Club, including those provided in a shareholders' agreement; and a guarantee of the Club's majority owner's obligations under a ground lease for the Bell Centre (the "Ground Lease Guarantee"). In connection with the sale of our common ownership interest in the Club, we were released from our obligations under the Consent Agreement, but remain obligated under the Ground Lease Guarantee. However, CH Group agreed to indemnify the Company in connection with the liabilities we may incur under the Ground Lease Guarantee and provided the Company with a CAD $10 million (USD $9.5 million) letter of credit to guarantee such indemnity. This transaction did not materially affect our risk exposure related to the Ground Lease Guarantee, which continues to be recognized as a liability on our balance sheet. The gain that we recognized on the sale of our common

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

ownership interest in the Club reflects the release of a CAD $4.5 million (USD $4.3 million) liability associated with the Consent Agreement.

Brewers' Retail Inc.

        Brewers' Retail, Inc. ("BRI") is a beer distribution and retail network for the Ontario region of Canada, owned by MCC, Labatt and Sleeman brewers and operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring frequent evaluations as to primary beneficiary status. Acquisition activity by another BRI owner (which is not a related party to MCC) caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary and, as such, we deconsolidated BRI from our financial statements during the first quarter of 2009. The deconsolidation does not impact our continuing involvement with BRI, which will remain the same. Further, following the deconsolidation, BRI remains a related party.

        BRI's liabilities exceeded its assets at the date of deconsolidation (negative book value), by $90.3 million. We recorded a liability of $74.3 million associated with the recognition of the fair value of our proportionate share of the guarantee we maintain with regard to BRI's debt obligations. We determined the fair value of the guarantee based upon our share of BRI's total debt obligation adjusted for nonperformance risk—considered a level 3 input. Because we have an obligation to proportionately fund BRI's obligations, the difference between net carrying value and the fair value of our retained equity interest in BRI was recorded as an adjustment to our BRI investment, effectively resulting in a negative equity method basis of $16 million. Therefore, no gain was recognized upon deconsolidation. Additionally, because of our continued obligation, we continue to record our proportional share of BRI's net income or loss, despite our negative equity method basis. Administrative fees under the agreement with BRI were approximately $89.2 million for the year ended December 26, 2009. As of December 26, 2009, we had $44.3 million due from BRI related to services under the administrative fees agreement.

Brewers' Distributor Ltd.

        Brewers' Distributor Ltd. ("BDL") is a distribution operation owned by Molson and Labatt Breweries of Canada (collectively, the "Members") and pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two Members share 50%/50% voting control of this business.

        BDL charges Molson and Labatt administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the Members based on volume of products. No other parties are allowed to sell beer through BDL, which does not take legal title to the beer distributed for its owners. Administrative fees under the contract were approximately $43.9 million, $52.8 million, and $51.4 million for the years ended December 26, 2009, December 28, 2008, and December 30, 2007, respectively. As of December 26, 2009 and December 28, 2008, we had $22.0 million and $15.6 million due from BDL, respectively, related to services under the administrative fees agreement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

Modelo Molson Imports, L.P.

        Effective, January 1, 2008, Molson and Grupo Modelo, S.A.B. de C.V. established a joint venture, Modelo Molson Imports, L.P. ("MMI"), to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. Under this new arrangement, Molson's sales team is responsible for selling the brands across Canada on behalf of the joint venture. Molson holds a 50% ownership interest in MMI and accounts for it under the equity method of accounting. During 2009 and 2008, we incurred $7.6 million and $13.8 million, respectively, of costs payable to MMI. As of December 26, 2009 and December 28, 2008, we had $0.2 million due from MMI and $3.8 million due to MMI, respectively, related to activities provided by the existing operating agreement.

House of Blues Concerts Canada

        House of Blues Concerts Canada ("HOB") partnership was formed to promote, produce and commercially utilize concerts in Canada. Molson historically had a 50% interest in HOB. During 2007, we sold our investment in HOB, which resulted in $30.0 million of proceeds and recognized a gain of $16.7 million.

        Summarized financial information for Tradeteam, Ltd., the Montréal Canadiens, BRI, BDL, MMI and HOB combined is as follows (in millions):

Results of operations

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
Net sales	$996.9	$926.8	$768.5
Cost of goods sold	(487.4)	(565.2)	(509.0)

Gross profit	$509.5	$361.6	$259.5
Operating income	$47.0	$90.1	$38.6
Net Income	$22.0	$63.2	$16.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Investments (Continued)

Condensed Combined Balance sheet

	As of
	December 26, 2009	December 28, 2008
Current assets	$377.4	$261.4
Noncurrent assets	348.5	179.8

Total assets	$725.9	$441.2

Current liabilities	$443.2	$300.8
Noncurrent liabilities	283.3	177.6

Total liabilities	726.5	478.4
Noncontrolling interests		—
Owners' deficit	(0.6)	(37.2)

Total liabilities and owner's deficit	$725.9	$441.2

        There were no significant undistributed earnings as of December 26, 2009 or December 28, 2008 for any of the companies included in other equity investments above.

5. Discontinued Operations

        In 2006, we sold a 68% equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser"), to FEMSA Cerveza S.A. de C.V. ("FEMSA").

        The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser (See Note 21, "Commitments and Contingencies").

        The table below summarizes the loss from discontinued operations, net of tax, presented on our consolidated statements of operations:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
		(In millions)
Gain on sale of Kaiser(1)	$—	$—	$(2.7)
Adjustments to indemnity liabilities due to changes in estimates, foreign exchange gains and losses, and accretion expense (See "Footnote 21")	9.0	12.1	20.4

Loss from discontinued operations, net of tax	$9.0	$12.1	$17.7

(1)
The $2.7 million gain recognized in 2007 resulted from a deferred tax liability adjustment related to the Kaiser transaction.

        As of December 26, 2009, included in current assets of discontinued operations on the balance sheet is $9.9 million of deferred tax assets associated with these indemnity liabilities. As of December 28, 2008, included in current and non-current assets of discontinued operations on the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

balance sheet are $1.5 million and $7.0 million, respectively, of deferred tax assets associated with these indemnity liabilities.

6. Variable Interest Entities

Brewers' Retail Inc.

        We deconsolidated BRI from our financial statements during the first quarter of 2009. See Note 4, "Equity Investments" for further discussion.

Rocky Mountain Metal Container

        RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which MillerCoors holds and consolidates a 50% interest. Prior to the formation of MillerCoors on July 1, 2008, CBC held the 50% interest in RMMC and consolidated the results and financial position of RMMC in 2007 and first half of 2008. MillerCoors has a can and end supply agreement with RMMC. RMMC is a non-taxable entity, accordingly, for the periods RMMC was consolidated, income tax expense on the accompanying statements of operations only includes taxes related to our share of the joint venture income or loss. MCBC remains the guarantor of approximately $37.4 million and $43.3 million of RMMC debt at December 26, 2009 and December 28, 2008, respectively.

Rocky Mountain Bottle Company

        RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. ("Owens") in which MillerCoors holds a 50% interest. RMBC produces glass bottles at MillerCoors' glass manufacturing facility for use at its Golden and other breweries. The results and financial position of RMBC were consolidated in our financial statements in 2007 and the first half of 2008. MillerCoors consolidates RMBC and the results and financial position of RMBC are reflected through our equity method accounting for MillerCoors beginning July 1, 2008. RMBC is a non-taxable entity; accordingly, for the periods RMBC was consolidated by us, income tax expense in our consolidated statements of operations only includes taxes related to our share of the joint venture income or loss.

Grolsch

        Grolsch is a joint venture between MCBC-UK and Royal Grolsch N.V. in which we hold a 49% interest. The Grolsch joint venture markets Grolsch branded beer in the United Kingdom and the Republic of Ireland. The majority of the Grolsch branded beer is produced by MCBC-UK under a contract brewing arrangement with the joint venture. MCBC-UK and Royal Grolsch N.V. sell beer to the joint venture, which sells the beer back to MCBC-UK (for onward sale to customers) for a price equal to what it paid, plus a marketing and overhead charge and a profit margin. Grolsch is a taxable entity in the United Kingdom. Accordingly, income tax expense in our Consolidated Statements of Operations includes taxes related to the entire income of the joint venture.

Cobra Beer Partnership, Ltd

        During the second quarter of 2009, MCBC-UK purchased 50.1% of Cobra Beer Partnership, Ltd ("CBPL"), which owns the United Kingdom and world-wide rights to the Cobra beer brand (with the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Variable Interest Entities (Continued)

exception of the Indian sub-continent area). The addition of the Cobra beer brands broaden our specialty beer portfolio and provides access to additional on-premise outlets (primarily ethnic restaurants) in the U.K. The non-controlling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of CBPL and it is reported within our U.K. operating segment. We have not presented pro forma information, as the acquisition of CBPL is not material to our results of operations or financial position.

Granville Island

        During the fourth quarter of 2009, Creemore Springs Brewery Ltd. ("Creemore"), a wholly-owned subsidiary of the Company, entered into an agreement to acquire 100% of Granville Island Brewing Company Ltd. and Mainland Beverage Distribution Ltd. (collectively, "Granville Island" or the "Granville Island Entities"). Granville Island is an established craft brewer located in Vancouver, Canada, with distribution throughout the Canadian province of British Columbia. This acquisition expands on our super premium portfolio in Canada.

        Under the terms of this agreement, we made a non-refundable deposit in exchange for one share of common stock in each of the Granville Island entities and expect to close on this transaction in the second quarter of 2010. The Granville Island entities are variable interest entities, and we are the primary beneficiary of these entities as of December 26, 2009, due to certain economic and voting rights. On December 1, 2009, we began consolidating the results and financial position of Granville Island, and it is reported within our Canada reportable segment. We have not presented pro forma information, as the acquisition of Granville Island is not material to our results of operations or financial position.

        The following summarizes the assets and results of operations of our consolidated joint ventures (including noncontrolling interests):

	For the years ended/As of
	December 26, 2009			December 28, 2008			December 30, 2007
	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income	Total Assets(1)	Revenues(2)	Pre-tax income
	(In millions)
BRI	$—	$40.4	$—	$373.5	$271.1	$—	$442.7	$274.4	$2.2
RMMC(3)	$—	$—	$—	$—	$157.6	$3.7	$66.5	$295.1	$5.8
RMBC(3)	$—	$—	$—	$—	$56.5	$14.7	$41.0	$95.5	$20.2
Grolsch	$22.7	$37.8	$5.7	$16.7	$61.2	$8.5	$30.1	$77.6	$10.1
Cobra	$32.3	$21.2	$1.9	$—	$—	$—	$—	$—	$—
Granville Island	$28.7	$4.6	$0.2	$—	$—	$—	$—	$—	$—

(1)
Excludes receivables from the Company.

(2)
Substantially all such sales for RMMC, RMBC and Grolsch are made to the Company, and as such, are eliminated in consolidation. The BRI revenues for 2009 represent the first two months prior to deconsolidation.

(3)
Deconsolidated upon formation of MillerCoors on July 1, 2008.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Other Income and Expense

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Gain (loss) on disposals of non-operating long-lived assets	$—	$1.7	$(0.3)
Gain on sale of Montréal Canadiens	46.0	—	—
Gain on sale of House of Blues Canada equity investment	—	—	16.7
Equity (loss) income of unconsolidated affiliates, other than MillerCoors, net	(1.2)	3.1	4.3
Gain (loss) from foreign exchange and derivatives(1)	6.1	(7.4)	(1.5)
Environmental reserve	(1.5)	(4.4)	—
Asset impairments of non-operating assets	—	(0.2)	(1.7)
Loss on non-operating leases	(3.6)	(2.4)	(1.8)
Other, net	3.6	1.2	2.0

Other income (expense), net	$49.4	$(8.4)	$17.7

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic interest exposure to Foster's Group ("Foster's") stock (ASX:FGL), a major global brewer (see Note 19, "Derivative Instruments and Hedging Activities"). We recognized a net gain on the fair value of the swap of $0.7 million during 2009 and a net loss of $4.4 million during 2008.

8. Income Tax

        The pre-tax income on which the provision for income taxes was computed is as follows:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Domestic	$477.1	$372.7	$370.0
Foreign	240.4	126.7	156.0

Total	$717.5	$499.4	$526.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Tax (Continued)

        Income tax expense (benefit) includes the following current and deferred provisions:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Current:
Federal	$(51.3)	$(8.1)	$69.8
State	9.6	0.4	6.5
Foreign	(100.8)	25.5	25.8

Total current tax (benefit) expense	$(142.5)	$17.8	$102.1

Deferred:
Federal	$87.0	$60.2	$(18.6)
State	14.7	15.4	(1.0)
Foreign	26.1	3.0	(81.5)

Total deferred tax expense (benefit)	$127.8	$78.6	$(101.1)

Total income tax (benefit) expense from continuing operations	$(14.7)	$96.4	$1.0

        Our income tax expense varies from the amount expected by applying the statutory federal corporate tax rate to income as follows:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	2.0%	1.3%	0.8%
Effect of foreign tax rates	(21.7)%	(21.1)%	(18.9)%
Effect of foreign tax law and rate changes	(2.7)%	—	(15.4)%
Effect of changes to unrecognized tax benefits	(18.8)%	(1.8)%	(2.9)%
Effect of MillerCoors one-time costs	—	3.3%	—
Other, net	4.2%	2.6%	1.6%

Effective tax rate	(2.0)%	19.3%	0.2%

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Tax (Continued)

        Our deferred taxes are composed of the following:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Current deferred tax assets:
Compensation related obligations	$0.8	$0.8
Accrued liabilities and other	42.4	49.0
Tax credit carryforward	21.1	—
Valuation allowance	—	(0.1)

Total current deferred tax assets	64.3	49.7

Current deferred tax liabilities:
Partnership investments	217.7	146.2
Inventory	13.1	11.2
Other	0.6	—

Total current deferred tax liabilities	231.4	157.4

Net current deferred tax assets(1)	—	—

Net current deferred tax liabilities(1)	$167.1	$107.7

Non-current deferred tax assets:
Compensation related obligations	$12.2	$20.9
Postretirement benefits	220.0	166.7
Foreign exchange losses	182.4	65.6
Convertible debt	1.4	1.4
Hedging	—	12.1
Tax loss carryforwards	24.3	25.8
Intercompany financing	15.2	—
Partnership investments	14.5	—
Accrued liabilities and other	27.9	30.0
Fixed assets	—	1.0
Valuation allowance	(19.6)	(12.8)

Total non-current deferred tax assets	478.3	310.7

Non-current deferred tax liabilities:
Fixed assets	120.8	84.2
Partnership investments	68.8	30.1
Intangibles	575.5	512.1
Hedging	—	3.0
Other	3.3	5.4

Total non-current deferred tax liabilities	768.4	634.8

Net non-current deferred tax asset(1)	$—	$—

Net non-current deferred tax liability(1)	$290.1	$324.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Tax (Continued)

(1)
Our net deferred tax assets and liabilities are presented and composed of the following:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Domestic net current deferred tax liabilities	$88.9	$39.0
Foreign net current deferred tax liabilities	78.2	68.8

Net current deferred tax liabilities	$167.1	$107.8

Domestic net non-current deferred tax assets	$133.0	$75.3
Foreign net non-current deferred tax assets	44.9	—
Foreign net non-current deferred tax liabilities	468.0	399.4

Net non-current deferred tax liabilities	$290.1	$324.1

        Our full year effective tax rate was approximately -2% in 2009, 19% in 2008, and 0% in 2007. Our effective tax rates were significantly lower than the federal statutory rate of 35% primarily due to the following: lower effective income tax rates applicable to our Canadian and U.K. businesses, one time benefits from favorable resolution of unrecognized tax benefits, and revaluing our deferred tax assets and liabilities to give effect to reductions in foreign income tax rates and tax law changes.

        The Company has U.S. federal and state net operating losses, and foreign tax credit carryforwards. The tax effect of these attributes is $24.9 million at December 26, 2009, and $2.6 million at December 28, 2008, which will expire between 2010 and 2030. The Company believes that a portion of the deferred tax asset attributable to these losses and credit carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $1.0 million and $2.1 million at December 26, 2009, and December 28, 2008, respectively. The change in valuation allowance from December 28, 2008 to December 26, 2009, is primarily attributable to the increase of certain state tax liabilities. In addition, the Company has Canadian federal and provincial net operating loss and capital loss carryforwards. The tax effect of these attributes is $11.1 million at December 26, 2009 and $14.4 million at December 28, 2008. The Canadian loss carryforwards will expire between 2013 through 2029. The Company believes that a portion of the deferred tax asset attributable to the Canadian loss carryforwards is not, more likely than not, to be realized and has established a valuation allowance in the amount of $1.9 million and $2.1 million and December 26, 2009 and December 28, 2008, respectively. The change from December 28, 2008 to December 26, 2009, is attributable to revaluing the deferred tax asset due to tax rate changes. The remaining valuation allowance of $16.7 million primarily relates to the deconsolidation of BRI. In addition, the Company has U.K. capital loss carryforwards. The tax effect of these attributes was $9.4 at December 26, 2009, and $8.6 million at December 28, 2008. The U.K. capital loss carryforwards do not have a limit in time to be used. As of December 28, 2008, the Company believed that the deferred tax asset associated with these U.K. loss carryforwards would not, more likely than not, be realized and established a valuation allowance for the full amount, $8.6 million. Due to the intercompany transfer of indefinite lived deferred tax liabilities, the Company now believes that the full amount of the capital loss carryforward is more likely than not to be realized and has released the valuation allowance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Tax (Continued)

        Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of December 28, 2008, we had $229.4 million of unrecognized tax benefits. Since December 28, 2008, unrecognized tax benefits decreased by $157.9 million. This reduction represents the net of increases due to fluctuation in foreign exchange rates, additional unrecognized tax benefits, accrued penalties, and interest accrued for the current year and decreases primarily due to, tax years closing or being effectively settled and payments made to tax authorities with regard to unrecognized tax benefits during 2009, resulting in total unrecognized tax benefits of $71.5 million as of December 26, 2009. If recognized, the full amount of the unrecognized tax benefits would affect the effective tax rate as of December 26, 2009 compared with $225 million as of December 28, 2008. During 2010, the Company does not expect any significant increases or decreases to unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Anticipated interest and penalty payments of $5.8 million and $35.0 million were accrued in unrecognized tax benefits as of December 26, 2009 and December 28, 2008 respectively. We recognized an income tax benefit of $29.3 million and $18.1 million for the net reduction of interest and penalties on unrecognized tax benefits as of December 26, 2009 and December 28, 2008, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Balance at beginning of year	$206.1	$269.4	$269.9
Additions for tax positions related to the current year	26.0	20.8	33.0
Additions for tax positions of prior years	1.8	8.9	18.3
Reductions for tax positions of prior years	(74.1)	(38.8)	(61.2)
Settlements	(11.4)	(4.8)	(18.2)
Release due to statute expiration	(92.1)	(4.2)	(2.2)
Foreign currency adjustment	16.0	(45.2)	29.8

Balance at end of year	$72.3	$206.1	$269.4

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., Canada and the Netherlands. Tax years through 2007 are closed or have been effectively settled through examination in the U.S. The 2008 tax year is currently under examination and expected to conclude in late 2010. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax years through 2007 are closed or have been effectively settled through examination in the U.K. Tax years through 2006 are closed or have been effectively settled through examination in the Netherlands.

        We have elected to treat our portion of all foreign subsidiary earnings through December 26, 2009 as permanently reinvested under accounting guidance and accordingly have not provided any U.S. federal or state tax thereon. As of December 26, 2009, approximately $1,140 million of retained earnings attributable to foreign subsidiaries was considered to be indefinitely invested. The Company's intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Tax (Continued)

do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

9. Unusual or Infrequent Items

        We have incurred charges or gains that are not indicative of our core operations. As such, we have separately classified these costs as special items.

Summary of Special Items

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Canada—Restructuring, exit and other related costs associated with the Edmonton and Montréal breweries	$7.6	$10.9	$51.1
Canada—Impairment of Foster's distribution right intangible asset	—	—	24.1
Canada—Pension curtailment loss	5.3	—	—
U.S.—MillerCoors joint venture associated costs	—	37.9	6.7
U.S.—Impairment of Molson brands intangible asset	—	50.6	—
U.S.—Impairments of fixed assets	—	2.6	—
U.S.—Gain on sale of distribution businesses	—	(21.8)	—
U.S.—Other restructuring charges	—	—	2.8
U.K.—Non-income-related tax reserve	10.4	—	—
U.K.—Restructuring charges and related exit costs	2.8	8.6	14.1
U.K.- Pension curtailment gain	—	(10.4)	—
U.K.—Costs associated with Cobra Beer partnership	5.7	—	—
U.K.—Gain on sale of non-core business	—	(2.7)	—
MCI and Corporate—Gain on change in control agreements for Coors executives	—	—	(0.5)
MCI and Corporate—Costs associated with the MillerCoors joint venture	—	28.8	13.9
MCI and Corporate—Costs associated with outsourcing and other strategic initiatives	0.9	29.4	—

Total special items	$32.7	$133.9	$112.2

Canada Segment

        In 2009, we recognized a $5.3 million pension curtailment loss (see Note 17 "Employee Retirement Plans" and Note 18 "Postretirement Benefits") and $3.0 million of restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' decision to shift Blue Moon production to its facilities in the U.S. Additionally, the segment incurred $4.6 million of Edmonton brewery site preparation and impairment closure costs during 2009. The facility was closed in 2007 and we transferred the facility's production to our other breweries in Canada. Current plans are to

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Unusual or Infrequent Items (Continued)

demolish the building and sell the land. Approximately 130 employees were impacted by the brewery's closure.

        In 2008, we incurred $6.2 million of clean-up, remediation and general up-keep costs associated with the closed Edmonton brewery, an asset held for sale. We also incurred $3.6 million of asset impairment and employee termination charges at the Montréal brewery as a result of MillerCoors' decision to shift Blue Moon production to its facilities in the U.S and $1.1 million of employee termination costs associated with the outsourcing of administrative functions.

        In 2007, we recorded a pretax non-cash impairment charge of approximately $31.9 million associated with the carrying amount of fixed assets at the Edmonton brewery in excess of estimated market value, $6.1 million for severance and other employee related costs and $8.5 million of other costs associated with the brewery's closure in 2007. We also recognized an intangible asset impairment charge of $24.1 million as a result of the Foster's contract termination and $4.6 million for severance and other costs relating to the restructuring program focused on labor and overhead cost savings across production, sales and general and administrative functions. The restructuring program resulted in a reduction of 126 full-time employees.

U.S. Segment

        During the first six months of 2008, prior to the formation of MillerCoors, our U.S. segment incurred a number of special charges and income items including $30.3 million for employee retention and incremental bonus costs and $7.6 million of integration planning costs in the period leading up to the MillerCoors formation. It should be noted that MillerCoors continues with significant restructuring efforts as part of the overall program to deliver synergy savings. We realize our portion of those costs through our equity method income pickup from MillerCoors. The MillerCoors deal costs and integration planning costs were also incurred in the Corporate group (see below). The U.S. segment also realized a net $21.8 million gain on the sale of two beer distribution businesses in Colorado, $2.6 million related to certain brewing asset impairment charges and an intangible asset impairment charge of $50.6 million related to the decline in value of Molson brands sold in the U.S. (see Note 13, "Goodwill and Intangible Assets").

        In 2007, the U.S. segment began a restructuring program focused on labor savings across supply chain functions and we recognized $2.8 million of expense for severance and other employee related costs relating to a reduction of 34 full-time employees. In 2007, we also incurred $6.7 million of employee retention costs in anticipation of the MillerCoors joint venture.

        The liability for severance and other employee-related costs in 2006 included a $27.6 million estimated payment required for our withdrawal from the hourly workers multi-employer pension plan associated with our Memphis brewery and was paid in September 2007. All production from the Memphis location was relocated to a different Company-owned facility or outsourced. The Memphis brewery was sold in September 2006 to an investment group led by a former employee. The Memphis brewery assets were depreciated to a value that approximated the sale price; therefore, the loss from the final disposition of the assets and liabilities associated with Memphis was insignificant. We entered into a distribution agreement with the new Memphis brewery owners. Management believes that the terms of the sale of the Memphis plant and three-year distribution agreement are market reflective arms-length. See table below for summary of restructuring accruals.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Unusual or Infrequent Items (Continued)

U.K. Segment

        During 2009, the U.K. segment recognized $2.5 million of costs associated with the Cobra Beer Partnership, Ltd. acquisition and recognized employee severance costs of $3.2 million related to individuals not retained subsequent to the acquisition. Additionally, the U.K. segment recognized $2.8 million of employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. During 2009, the U.K. segment established a $10.4 million non-income-related tax reserve. Our current estimates indicate a range of possible loss relative to this reserve of $0 to $22.8 million, inclusive of potential penalties and interest. This liability is one-time in nature and does not affect the on-going margin or profitability of the segment.

        During 2008, the U.K. segment recognized a $10.4 million pension gain associated with the cessation of employee service credit to its defined benefit pension plan (see Note 17, "Employee Retirement Plans"). The U.K. segment also realized a gain on the sale of a business of $2.7 million. Offsetting these items were $8.6 million of employee termination costs associated with restructuring efforts related to supply chain and administrative functions.

        The U.K. segment recognized special items of $14.1 million in 2007, related primarily to employee termination costs associated with supply chain and back-office restructuring efforts in the U.K., resulting in a reduction of 85 employees in 2007, as well as the recognition of an existing pension benefit obligation in accordance with U.K. law.

MCI and Corporate

        During 2009, MCI and Corporate incurred $0.9 million of costs associated with other strategic initiatives.

        During 2008, the Corporate group recognized $28.8 million of deal costs and integration planning costs associated with the formation of MillerCoors. We also recognized $22.8 million of transition costs paid to our third-party vendor associated with the start-up of our outsourced administrative functions. In January 2008, we signed a contract with a third-party service provider to outsource a significant portion of our general and administrative back-office functions in all of our operating segments and corporate office. This outsourcing initiative is a key component of our Resources for Growth cost reduction program. Last, we incurred $6.6 million associated with other strategic initiatives.

        The net costs reported as special items recorded in 2007 of $13.4 million are associated with the proposal of the MillerCoors joint venture, and consist primarily of outside professional services. These charges were partially offset by a reversal of an excise tax accrual for a former employee that exercised options under the control agreement.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Unusual or Infrequent Items (Continued)

        The following summarizes the activity in the restructuring accruals by segment:

	Canada	U.S.		U.K.
	Severance and other employee- related costs	Severance and other employee- related costs	Closing and other costs	Severance and other employee- related costs
	(In millions)
Balance at December 31, 2006	$0.6	$27.7	$0.4	$4.0
Charges incurred	10.0	2.7	—	10.2
Payments made	(7.2)	(27.8)	(0.4)	(11.8)
Foreign currency and other adjustments	0.8	—	—	0.1

Balance at December 30, 2007	$4.2	$2.6	$—	$2.5
Charges incurred	1.8	(0.1)	—	8.6
Payments made	(4.1)	(2.5)	—	(7.9)
Foreign currency and other adjustments	(0.5)	—	—	(1.1)

Balance at December 28, 2008	$1.4	$—	$—	$2.1
Charges incurred	3.0	—	—	6.0
Payments made	(4.0)	—	—	(6.1)
Foreign currency and other adjustments	0.2	—	—	0.3

Balance at December 26, 2009	$0.6	$—	$—	$2.3

10. Stockholders' Equity

        Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balances at December 31, 2006	2.7	133.2	3.3	34.8
Shares issued under equity compensation plans	—	6.7	—	—
Shares exchanged for common stock	—	9.7	—	(9.7)

Balances at December 30, 2007	2.7	149.6	3.3	25.1
Shares issued under equity compensation plans	—	3.1	—	—
Shares exchanged for common stock	—	4.4	(0.1)	(4.2)

Balances at December 28, 2008	2.7	157.1	3.2	20.9
Shares issued under equity compensation plans	—	1.5	—	—
Shares exchanged for common stock	(0.1)	0.8	—	(0.7)

Balances at December 26, 2009	2.6	159.4	3.2	20.2

Preferred Stock

        At December 26, 2009 and December 28, 2008, 25.0 million shares of no par value preferred stock were authorized but not issued.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

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

10. Stockholders' Equity (Continued)

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

10. Stockholders' Equity (Continued)

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

11. Earnings Per Share

        Basic income per common share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options ("options"), stock-only stock appreciation rights ("SOSAR"), restricted stock units ("RSU"), deferred stock units ("DSU"), performance shares ("PSU") and performance units ("PU"). The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Diluted income per share could also be impacted by our convertible debt and related warrants outstanding if they were in the money.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Share (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions, except per share amounts)
Net income attributable to MCBC	$720.4	$378.7	$492.0

Weighted average shares for basic EPS	184.4	182.6	178.7
Effect of dilutive securities:
Options, LOSARs and SOSARs	1.0	1.8	2.5
RSUs, PUs and DSUs	0.5	1.1	0.2

Weighted average shares for diluted EPS	185.9	185.5	181.4

Basic income (loss) per share:
From continuing operations	$3.96	$2.14	$2.85
From discontinued operations	(0.05)	(0.07)	(0.10)

Basic income per share	$3.91	$2.07	$2.75

Diluted income (loss) per share:
From continuing operations	$3.92	$2.11	$2.81
From discontinued operations	(0.05)	(0.07)	(0.10)

Diluted income per share	$3.87	$2.04	$2.71

Dividends declared and paid per share	$0.92	$0.76	$0.64

        Our calculation of weighted average shares includes all four classes of our outstanding stock: Class A and Class B Common, and Class A and Class B Exchangeable. Exchangeable shares are the equivalent of common shares, by class, in all respects. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Class A shareholders receive dividends only to the extent dividends are declared and paid to Class B shareholders. See Note 10, "Stockholders' Equity," for further discussion of the features of Class A and B Common shares and Class A and B Exchangeable shares.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Earnings Per Share (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
		(In millions)
Options, SOSARs and RSUs(1)	0.6	0.3	0.2
PUs and PSUs	—	—	2.1
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5	5.7
Warrants to issue Class B common shares(2)	10.5	10.5	5.7

	21.6	21.3	13.7

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method. See Note 15, "Share-Based Payments," for further discussion of these items.

(2)
As discussed in Note 14, "Debt," we issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.76. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $70.09. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.76 and $70.09 would be anti-dilutive and excluded from any calculations of earnings per share.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Properties

        The cost of properties and related accumulated depreciation and amortization consists of the following:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Land and improvements	$105.7	$117.7
Buildings and improvements	324.9	391.3
Machinery and equipment	1,323.4	1,145.0
Furniture and fixtures	292.3	246.6
Software	42.2	22.9
Natural resource properties	3.0	3.0
Construction in progress	44.4	48.9

Total properties cost	2,135.9	1,975.4
Less accumulated depreciation and amortization	(843.4)	(673.5)

Net properties	$1,292.5	$1,301.9

        Depreciation expense was $146.9 million, $230.1 million and $283.4 million for fiscal years 2009, 2008, and 2007, respectively. Certain equipment held under capital lease is classified as equipment and amortized using the straight-line method or estimated useful life, whichever is shorter over the lease term. Lease amortization is included in depreciation expense. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Start-up costs associated with manufacturing facilities, but not related to construction, are expensed as incurred. Ordinary repairs and maintenance are expensed as incurred.

        MCBC-UK owns and maintains the dispensing equipment in on-premise retail outlets. Dispensing equipment that transfers the beer from the keg in the cellar to the glass is capitalized at cost upon installation and depreciated on a straight-line basis over lives of up to 7 years, depending on the nature and usage of the equipment. Labor and materials used to install dispensing equipment are capitalized and depreciated over 2 years. Dispensing equipment awaiting installation is held in inventory and valued at the lower of cost or market. Ordinary repairs and maintenance are expensed as incurred.

        The following table details the ranges of the useful economic lives assigned to depreciable property, plant and equipment for the periods presented:

Useful Economic Lives as of December 26, 2009
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 25 years
Furniture and fixtures	3 - 10 years

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Goodwill and Intangible Assets

        The following summarizes the changes in goodwill:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Balance at beginning of year	$1,298.0	$3,346.5
Contribution to MillerCoors	—	(1,608.8)
Foreign currency translation	164.0	(438.2)
Business acquisitions	13.0	—
Unrecognized tax benefits adjustments subsequent to adoption of new guidance	—	(0.1)
Transfer from goodwill to intangible assets	—	(1.4)

Balance at end of year	$1,475.0	$1,298.0

        Goodwill was allocated between our reportable segments as follows:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Canada	$720.7	$614.8
United Kingdom	754.3	683.2

Consolidated	$1,475.0	$1,298.0

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.5	$(140.1)	$153.4
Distribution rights	2 - 23	334.4	(194.3)	140.1
Patents and technology and distribution channels	3 - 10	35.8	(22.4)	13.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,248.8	—	3,248.8
Distribution networks	Indefinite	963.5	—	963.5
Other	Indefinite	15.5	—	15.5

Total		$4,891.5	$(356.8)	$4,534.7

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

        The change in the gross carrying amounts of intangibles from December 28, 2008 to December 26, 2009, is primarily due to the impact of foreign exchange rate fluctuations, as a significant amount of intangibles are denominated in foreign currencies. The gross carrying value was also impacted by the 50.1% purchase of CBPL and the acquisition of Granville Island.

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

        Based on foreign exchange rates as of December 26, 2009, the estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In millions)
2010	$43.9
2011	$42.5
2012	$30.4
2013	$29.9
2014	$29.9

        Amortization expense of intangible assets was $40.5 million, $43.3 million, and $62.4 million for the years ended December 26, 2009, December 28, 2008, and December 30, 2007, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required impairment testing during the third quarter of 2009 and determined that there were no impairments of

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Goodwill and Intangible Assets (Continued)

goodwill or other indefinite-lived intangible assets. No accumulated impairment losses were included in the goodwill balances as of December 26, 2009 or December 28, 2008.

14. Debt

        Our total long-term borrowings as of December 26, 2009 and December 28, 2008, were composed of the following:

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Senior notes:
U.S. $850 million 6.375% due 2012(1)	$44.6	$44.6
U.S. $300 million 4.85% due 2010(2)	300.0	300.0
CAN $900 million 5.0% due 2015(2)	857.2	736.5
U.S. $575 million Convertible debt 2.5% due 2013(3)	575.0	575.0
Credit facility(4)	—	—
Other notes payable issued by:
BRI joint venture 7.5% due 2011(5)	—	176.0
Less: unamortized debt discounts and other	(63.8)	(80.0)

Total long-term debt (including current portion)	1,713.0	1,752.1
Less: current portion of long-term debt	(300.3)	(0.1)

Total long-term debt	$1,412.7	$1,752.0

Total fair value	$1,913.6	$1,817.5

(1)
On May 7, 2002, CBC completed a private placement of $850 million of 6.375% senior notes, due 2012, with interest payable semi-annually. The notes are unsecured, are not subject to any sinking fund provision and include a redemption provision if the notes are retired before their scheduled maturity. The redemption price is equal to the greater of (1) 100% of the principal amount of the notes plus accrued and unpaid interest and (2) the present value of the principal amount of the notes and interest to be redeemed. Net proceeds from the sale of the notes, after deducting estimated expenses and underwriting fees, were approximately $841 million. The notes were subsequently exchanged for publicly registered notes with the same terms. On July 11, 2007, we repurchased $625 million aggregate principal amount of those notes. On February 7, 2008, we announced a tender for repurchase of any and all of the remaining principal amount of $225 million, with the tender period running through February 14, 2008. The net costs of $12.4 million related to this extinguishment of debt and termination of related interest rate swaps was recorded in the first quarter of 2008. The amount actually repurchased was $180.4 million with $45.3 million outstanding as of December 26, 2009, which, in addition to the remaining principal amount of $44.6 million, also includes a liability of $0.7 million related to interest rate swaps transacted around this debt issuance in 2002, but were cash settled in 2008 in conjunction with the tender offer. This remaining balance

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Debt (Continued)

  relates to the outstanding principal amount and is being amortized over the remaining term of this debt.

(2)
On September 22, 2005, Molson Coors Capital Finance ULC (MCCF), a Nova Scotia entity, and Molson Coors International, LP, a Delaware partnership, both wholly owned subsidiaries of MCBC, issued 10-year and 5-year private placement debt securities totaling CAD $900 million in Canada and U.S. $300 million in the United States, bearing interest at 5.0% and at 4.85%, respectively paid semi-annually. Both offerings are guaranteed by MCBC, and all of its significant subsidiaries. The securities have certain restrictions on secured borrowing, sale-leaseback transactions and the sale of assets, all of which we were in compliance at December 26, 2009. These securities will mature on September 22, 2010 for the U.S. issue and September 22, 2015 for the Canadian issue. Debt issuance costs capitalized in connection with the debt issuances will be amortized over the life of the bonds and total approximately $9.2 million. The CAD $900 million notes were subsequently exchanged for publicly registered notes with the same terms.

(3)
On June 15, 2007, MCBC issued $575 million of 2.5% Convertible Senior Notes (the "Notes") in a public offering payable semi-annually in arrears. The Notes are governed by indenture dated June 15, 2007, and supplemental indenture documents (together, the "Indenture"), among MCBC and its subsidiary guarantors and our trustee. The Notes are the Company's senior unsecured obligations and rank equal in rights of payment with all of the Company's other senior unsecured debt and senior to all of the Company's future subordinated debt. The Notes are guaranteed on a senior unsecured basis by the same subsidiary guarantors that have guaranteed the Company's other debt securities. The Notes mature on July 30, 2013, unless earlier converted or terminated, subject to certain conditions, as noted below. The Notes contain certain customary anti-dilution and make-whole provisions to protect holders of the Notes as defined in the Indenture.

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

14. Debt (Continued)

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

We initially accounted for the Notes pursuant to guidance pertaining to convertible bonds with issuer option to settle for cash upon conversion, that is, we did not separate and assign values to the conversion feature of the Notes but rather accounted for the entire agreement as one debt instrument as the conversion feature met the requirements of guidance pertaining to accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock. Due to new guidance effective in 2009, the amounts in the table above have been reduced by the unamortized discount in the amounts of $63.3 million and $79.7 million for the years ended December 26, 2009 and December 28, 2008, respectively. As noted in Note 2, "New Accounting Pronouncements," the Company retrospectively adopted authoritative guidance related to accounting for convertible debt instruments, impacting historical accounting for the Notes. Considering interest rates applicable at the time of the Convertible Senior Notes issuance on June 15, 2007, we determined that the historical liability and equity components would have been valued using an effective 6.08% interest rate. As such, the amount allocated to the long-term debt at that date was $471.1 million, and the pretax amount allocated to equity was $103.9 million ($64.2 million net of tax). The retrospective adoption increased non-cash interest expense by $15.8 million and $8.4 million for the fifty-two weeks ended December 28, 2008 and December 30, 2007, respectively as the Company accreted the discounted debt to its face value. During the year ended December 26, 2009, we incurred additional non-cash interest expense of $16.4 million. The additional non-cash interest expense impact (net of tax) to net income per share was a decrease of $0.06, $0.05 and $0.03 for the years ended December 26, 2009, December 28, 2008, and December 30, 2007, respectively. We also incurred interest expense related to the 2.5% coupon rate of $14.4 million, $14.4 million, and $7.8 million for the years ended December 26, 2009, December 28, 2008, and December 30, 2007, respectively. The combination of non-cash and cash interest resulted in an effective interest rate of 6.01%. 6.10% and 6.23% for the years ended December 26, 2009, December 28, 2008 and December 30, 2007, respectively. We expect to also record additional non-cash interest expense representing the amortization of the debt discount on the Convertible Senior Notes in 2010 through 2013

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Debt (Continued)

  of approximately $16 million to $18 million annually, thereby increasing the carrying value of the long-term debt to its $575 million face value at maturity in July 2013.

  In connection with the issuance of the Notes, we incurred approximately $10.2 million of deferred debt issuance costs which will be amortized as interest expense over the life of the Notes.

  Convertible Note Hedge and Warrants:

  In connection with the issuance of the Notes, we entered into a privately negotiated convertible note hedge transaction. The convertible note hedge (the "purchased call options") will cover up to approximately 10.5 million shares of our Class B common stock. The purchased call options, if exercised by us, require the counterparty to deliver to us shares of MCBC Class B common stock adequate to meet our net share settlement obligations under the convertible notes and are expected to reduce the potential dilution to our Class B common stock to be issued upon conversion of the Notes, if any. Separately and concurrently, we also entered into warrant transactions with respect to our Class B common stock pursuant to which we may be required to issue to the counterparty up to approximately 10.5 million shares of our Class B common stock. The warrant price is $70.09 which represents a 60% premium above the stock price on the date of the warrant transaction. The warrants expire on February 20, 2014.

  We used approximately $50 million of the net proceeds from the issuance of the 2.5% Convertible Senior Notes, to pay for the cost of the purchased call options, partially offset by the proceeds to us from the warrant transaction. The net cost of these transactions, net of tax, was recorded in the Stockholder's Equity section of the balance sheet.

  The purchased call options and warrants are separate transactions entered into by the Company, and they are not part of the terms of the Notes and do not affect the holders' rights under the Notes.

(4)
We maintain a $750 million revolving multicurrency bank credit facility, which expires in August 2011. Amounts drawn against the credit facility accrue interest at variable rates, which are based upon LIBOR or CDOR, plus a spread based upon Molson Coors' long-term bond rating and facility utilization. There were no outstanding borrowings on this credit facility as of December 26, 2009.

(5)
We deconsolidated BRI from our financial statements in February 2009. As a result BRI notes payable are not presented as part of MCBC debt obligations for 2009.

        Our total short-term borrowings facilities consist of a USD $20.0 million line of credit with a borrowing rate of USD LIBOR +1.5%, an overdraft facility of CAD $30.0 million at either USD Prime or CAD Prime depending on the borrowing currency, a line of credit for GBP £10.0 million and an overdraft facility for GBP £10.0 million, both at GBP LIBOR +1.5%, and a line of credit for Japanese Yen 600.0 million, of which 275.0 million is committed under an outstanding letter of credit, at a base rate of less than 1.0%. As of December 26, 2009 and December 28, 2008, we have no borrowings under any of these facilities. See Note 21, "Commitments and Contingencies" for discussion related to letters of credit.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Debt (Continued)

        As of December 26, 2009, the aggregate principal debt maturities of long-term debt and short-term borrowings for the next five fiscal years are as follows:

Amount
(In millions)
2010	$300.0
2011	—
2012	44.6
2013	575.0
2014	—
Thereafter	857.2

Total	$1,776.8

        Under the terms of some of our debt facilities, we must comply with certain restrictions. These restrictions include restrictions on debt secured by certain types of mortgages, certain threshold percentages of secured consolidated net tangible assets, and restrictions on certain types of sale lease-back transactions. As of December 26, 2009, we were in compliance with all of these restrictions.

Interest

        Interest incurred, capitalized and expensed were as follows:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Interest incurred(1)	$99.3	$120.2	$144.4
Interest capitalized	(2.7)	(1.1)	(9.5)

Interest expensed	$96.6	$119.1	$134.9

(1)
Interest incurred includes non-cash interest of $16.4 million, $15.8 million and $8.4 million for the years ended December 26, 2009, December 28, 2008 and December 30, 2007, respectively.

15. Share-Based Payments

        At December 26, 2009, we had three stock-based compensation plans.

The 1990 Equity Incentive Plan

        The 1990 Equity Incentive Plan ("EI Plan") generally provides for two types of grants for our employees: stock options and restricted stock awards. The stock options have a term of 10 years and one-third of the stock option award vests in each of the three successive years after the date of grant. There were no awards granted under the EI Plan in 2009, 2008, or 2007 and we are not expecting to grant any new awards under this plan.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Payments (Continued)

Equity Compensation Plan for Non-Employee Directors

        The Equity Compensation Plan for Non-Employee Directors ("EC Plan") provides for awards of the Company's Class B shares of restricted stock or options for Class B shares. Awards vest after completion of the director's annual term. The compensation cost associated with the EC plan is amortized over the directors' term. There were no awards granted under the EC Plan in 2009, 2008, or 2007 and we are not expecting to grant any new awards under this plan.

Molson Coors Brewing Company Incentive Compensation Plan

        During 2009, 2008, and 2007, we issued the following awards related to Class B common shares to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("MCBC IC Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

        RSU awards are issued at the market value equal to the price of our stock at the date of the grant and vest over the period of three years. In 2009, 2008 and 2007, we granted 0.2 million, 0.6 million and 0.3 million RSUs with a weighted-average market value of $42.07, $56.43 and $46.24 each, respectively.

        DSU awards, under the Directors' Stock Plan pursuant to the MCBC IC Plan, are elected by the non-employee directors of MCBC by enabling them to receive all or one-half of their annual cash retainer payments in our stock. The deferred stock unit awards are issued at the market value equal to the average day's price on the date of the grant and generally vest over the annual service period. In 2009, 2008 and 2007, we granted a small number of DSUs with a weighted-average market value of $42.82, $50.38 and $48.66 per share, respectively.

        PUs are granted based on a target value established at the date of grant and vest upon completion of a service requirement. The payout value can range from zero to two times the target value based on achievement of specified adjusted earnings per share targets. Adjusted earnings per share is an internal measure calculated from our actual diluted earnings per share adjusted for special items and other significant benefits or charges as approved by the Company's compensation committee. The PU award value is calculated by multiplying the number of PUs granted by actual cumulative adjusted earnings per share over the specific performance period. The PU award value can be settled in cash or shares, or partly in cash and partly in shares, at the discretion of the Company. If settled in shares, it will be based on the closing MCBC Class B common stock price on the date of vesting. Prior to vesting, no shares are issued and PUs have no voting rights. We are unable to predict the vesting date share price and as a result, account for the PUs as liabilities, resulting in variable compensation expense until settled. The variability of compensation expense will arise primarily from changing estimates of adjusted earnings per share. Changes in MCBC Class B common stock prices during the vesting period will not impact compensation expense but will impact the number of shares ultimately issued if the awards are settled in stock. Compensation expense is determined based upon the estimated award value and recognized over the requisite service period of the grant once we have determined that achievement of the performance condition is probable. If in the future it becomes improbable that the performance condition will be met, previously recognized compensation cost will be reversed, and no compensation cost will be recognized. The service condition vesting periods range from one to three years. During the second quarter of 2009, we granted 2.4 million PUs, all of which were outstanding as of December 26, 2009. The aggregate intrinsic value of PUs outstanding at December 26, 2009 was $14.9 million. Total

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Payments (Continued)

compensation expense recognized for PUs for the year ended December 26, 2009, totaled $4.8 million. No PUs were granted in 2008 or 2007.

        PSU awards are earned over the estimated expected term to achieve certain financial targets, which were established on March 16, 2006 at the time of the initial grant. As of March 30, 2008, these financial targets were achieved for all PSU awards outstanding. As a result of achieving these financial targets, we recognized the remaining $34.4 million expense before taxes in the first quarter of 2008 associated with the outstanding PSU awards. PSUs are granted at the market value of our stock on the date of the grant. In 2009, we did not grant any of these shares under this plan. In 2008, a small number of these shares were granted under this plan at the weighted-average market value of $50.37 per share. In 2007, 0.2 million shares were granted under this plan at the weighted-average market value of $44.31 per share. As of December 26, 2009, there were 0.7 million shares of the Company's stock available for the issuance of the options, SOSAR, RSU, DSU, PSU, and PU awards under the MCBC IC Plan.

        Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options have a term of 10 years and generally vest over three years. During 2009, we granted 0.7 million options with a weighted-average fair market value of $10.33 each. No options were granted in 2008.

        SOSARs were granted with an exercise price equal to the market value of a share of common stock on the date of grant. The SOSARs entitle the award recipient to receive shares of the Company's stock with a fair market value equal to the excess of the trading price over the exercise price of such shares on the date of the exercise. SOSARs have a term of ten years and generally vest over three years. No SOSARs were granted in 2009. During 2008 and 2007, we granted 0.6 million and 1.0 million SOSARs with a weighted-average fair market value of $14.40 and $13.23 each, respectively.

        We record the fair value impact related to stock-based compensation for former CBC employees, now employed by MillerCoors who hold previously granted MCBC stock-awards, on a quarterly basis. The additional mark-to-market cost is related to stock awards to be settled in MCBC Class B common stock. The mark-to-market stock-based compensation expense before tax, related to MCBC equity awards, during the year ended December 26, 2009 and six months ended December 28, 2008 was $3.0 million and $3.1 million, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Payments (Continued)

        The following table summarizes components of the equity-based compensation recorded as expense:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
	(In millions)
Options and SOSARs
Pre-tax compensation expense	$5.9	$9.9	$10.3
Tax benefit	(1.8)	(2.9)	(3.1)

After-tax compensation expense	4.1	7.0	7.2

RSUs and DSUs
Pre-tax compensation expense	15.1	14.9	7.6
Tax benefit	(4.1)	(4.4)	(2.2)

After-tax compensation expense	11.0	10.5	5.4

PUs and PSUs
Pre-tax compensation expense	4.8	34.2	19.5
Tax benefit	(1.2)	(9.9)	(5.7)

After-tax compensation expense	3.6	24.3	13.8

Total after-tax compensation expense	$18.7	$41.8	$26.4

        The mark-to-market stock option floor adjustment, which expires in the first quarter of 2010, relates to adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements. As a result of the stock price exceeding the floor, no mark-to-market stock option floor adjustment was recognized in 2009, 2008 or 2007.

        Included in the restricted stock compensation expense was the DSU amortization of $0.6 million, $0.5 million and $0.5 million for the years ended December 26, 2009, December 28, 2008 and December 30, 2007, respectively.

        The summary of activity of unvested RSUs, DSUs, PUs and PSUs during 2009 is presented below:

	Shares	Weighted-average grant date fair value
	(In millions, except per share amounts)
Non-vested as of December 28, 2008	1.1	$48.06
Granted	2.7	$9.90
Vested	(0.3)	$36.53
Forfeited	(0.3)	$52.67

Non-vested as of December 26, 2009	3.2	$16.60

        The total fair values of RSUs, DSUs PUs and PSUs vested during 2009, 2008 and 2007 were $11.4 million, $116.2 million and $3.4 million, respectively. As of December 26, 2009, there was

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Payments (Continued)

approximately $37.6 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.4 years.

        The fair value of each option and SOSAR granted in 2009, 2008 and 2007 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 26, 2009	December 28, 2008	December 30, 2007
Risk-free interest rate	2.46%	3.05%	4.64%
Dividend yield	2.28%	1.41%	1.40%
Volatility range	28.7% - 28.9%	25.3% - 26.8%	21.8% - 26.8%
Weighted-average volatility	28.88%	25.43%	25.30%
Expected term (years)	5.0 - 7.0	3.5 - 7.0	3.5 - 7.0
Weighted-average fair market value(1)	$10.33	$14.40	$13.23

(1)
Value relates to options granted for the year ended December 26, 2009 and SOSARs granted for the years ended December 28, 2008 and December 30, 2007.

        The risk-free interest rates utilized for periods throughout the contractual life of the options are based on a zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock. The expected term of options is estimated based upon observations of historical employee option exercise patterns and trends. The range on the expected term results from separate groups of employees who exhibit different historical exercise behavior.

        Options and SOSARs outstanding at December 26, 2009, changes during 2009, and shares available for grant under all of our plans are presented below:

	Shares outstanding				Shares exercisable at year-end
	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts)
Outstanding as of December 28, 2008	8.3	$35.60	5.22	$95.3	6.9	$33.00	4.51	$97.0
Granted	0.7	$37.00
Exercised	(1.4)	$43.69
Forfeited	(0.2)	$46.17

Outstanding as of December 26, 2009	7.4	$37.00	4.94	$271.5	6.2	$35.04	4.20	$62.3

        The total intrinsic values of options exercised during 2009, 2008 and 2007 were $22.9 million, $37.8 million and $85.2 million, respectively. During 2009, cash received from stock options exercises was $43.1 million and the total tax benefit to be realized for the tax deductions from these option exercises was $21.7 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Accumulated Other Comprehensive Income (Loss)

	MCBC shareholders
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and Postretirement Benefits adjustments	Equity Method Investments	Accumulated other comprehensive income (loss)	Noncontrolling interest
	(In millions)
As of December 31, 2006	$621.5	$2.3	$(289.9)	$—	$333.9	$(16.9)
Foreign currency translation adjustments	685.5	—	—	—	685.5	—
Unrealized gain on derivative instruments	—	4.5	—	—	4.5	—
Reclassification adjustment on derivative instruments	—	(5.1)	—	—	(5.1)	—
Pension and other postretirement benefit adjustments	—	—	15.2	—	15.2	(1.7)
Tax benefit (expense)	97.8	—	(8.9)	—	88.9	0.6

As of December 30, 2007	1,404.8	1.7	(283.6)	—	1,122.9	(18.0)
Foreign currency translation adjustments	(1,265.0)	—	—	—	(1,265.0)	—
Unrealized gain on derivative instruments	—	70.4	—	—	70.4	—
Reclassification adjustment on derivative instruments	—	4.9	—	—	4.9	—
Pension and other postretirement benefit adjustments	—	—	(339.1)	—	(339.1)	(10.4)
Contribution to MillerCoors	—	(31.3)	243.2		211.9	—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	(338.9)	(338.9)	—
Tax benefit (expense)	30.3	(10.4)	13.9	127.7	161.5	3.0

As of December 28, 2008	170.1	35.3	(365.6)	(211.2)	(371.4)	(25.4)
Foreign currency translation adjustments	468.3	—	—	—	468.3	—
Unrealized loss on derivative instruments	—	(42.3)	—	—	(42.3)	—
Reclassification adjustment on derivative instruments	—	(15.7)	—	—	(15.7)	—
Pension and other postretirement benefit adjustments	—	—	(360.3)	—	(360.3)	—
Contribution to MillerCoors	—	—	—		—
Ownership share of MillerCoors, other comprehensive loss	—	—	—	143.8	143.8	—
Ownership share of other unconsolidated subsidiaries' other comprehensive loss	—	—	—	(32.2)	(32.2)	—
Pension and other postretirement benefit adjustments related to BRI deconsolidation	—	—	33.3	—	33.3	36.5
Tax benefit (expense)	146.4	18.7	87.0	(54.9)	197.2	(11.1)

As of December 26, 2009	$784.8	$(4.0)	$(605.6)	$(154.5)	$20.7	$—

        The significant fluctuations to other comprehensive income due to foreign currency translation adjustments result from the strengthening of the CAD and GBP versus the USD in 2007 and 2009, and the reversal of those trends in 2008. We have significant levels of net assets denominated in these currencies due to our operations in those countries, and therefore other comprehensive income increases and/or decreases when those items are translated to our reporting currency, which is USD.

        The significant decrease in other comprehensive income due to pension and other post retirement benefit adjustments is due mainly to declines in pension asset values in 2008 increases in pension obligations in 2009, driven by changes in discount rate and inflation assumptions. The increase in other

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Accumulated Other Comprehensive Income (Loss) (Continued)

comprehensive income associated with our equity method investments in 2009 is primarily related to our 42% share of the unrealized gains on MillerCoors derivative instruments and pension obligations.

17. Employee Retirement Plans

        The Company maintains retirement plans in Canada, the UK and the United States. Depending on the benefit program, we provide either defined benefit or defined contribution plans to our employees in Canada and the UK. Each plan is managed locally and in accordance with respective local laws and regulations. All retirement plans for MCBC employees, excluding MillerCoors, in the United States are defined contribution pension plans. MillerCoors maintains defined benefit pension plans as well; however, those plans are excluded from this disclosure because MillerCoors is not consolidated.

Defined Benefit Plans

  Investment Strategy

        The obligations of our defined benefit plans are supported by assets held in trust for the payment of future benefits. The Company is obligated to adequately fund these asset trusts. The underlying investments within MCBC's global defined benefit plans include: cash and short term instruments, debt securities, equity securities, investment funds, real estate and other investments including hedge fund of funds. Relative allocations reflect the demographics of the respective plans.

        We use a liability driven investment strategy in managing all of our defined benefits. For all of our defined benefit plan assets we have the following primary investment objectives:

  (1)
  optimize the long-term return on plan assets at an acceptable level of risk;

  (2)
  maintain a broad diversification across asset classes and among investment managers;

  (3)
  manage the risk level within each asset class and in relation to the plans' liabilities

        Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with a mandate to either match or outperform their benchmark. We primarily use different asset managers in the UK and Canada.

        Our investment strategies for our defined benefit plans also consider the funding status for each plan. For defined benefit plans that are highly funded, assets are invested completely in fixed income holdings that have a similar duration to the associated liabilities. For plans with lower funding levels, the fixed income component is managed in a similar manner to the highly funded plans. In addition to this liability-matching fixed income allocation, these plans also contain exposure to return generating assets including: equities, real estate, debt, and other investments held with the goal of producing higher returns, which may also have a higher risk profile. These investments are diversified by investing globally with limitations placed on issuer concentration.

        For both our UK and Canadian plans, we hedge a portion of our foreign exchange exposure from plan assets which are not denominated in the local plan currency back to the local currency given our Canadian pension liabilities will be paid in Canadian dollars and our UK pension liabilities will be paid in British Pounds.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

Target Allocations

        The following compares target asset allocation percentages with actual asset allocations at December 26, 2009:

	Canada plans assets		U.K. plan assets
	Target allocations	Actual allocations	Target allocations	Actual allocations
Equities	32.9%	30.8%	30.0%	35.0%
Fixed income	67.1%	68.5%	40.0%	39.5%
Hedge funds	0.0%	0.0%	15.0%	14.6%
Real estate	0.0%	0.0%	7.0%	4.4%
Other	0.0%	0.7%	8.0%	6.5%

Long Term Expected Return on Assets Assumption:

        We develop our long term expected return on assets (EROA) assumptions annually with input from independent investment specialists including our actuaries, investment consultants and other specialists. Each EROA assumption is based on historical data, including historical returns, historical market rates and is calculated for each plan's individual asset class. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers.

        We consider our EROA to be a significant management estimate. Any material changes in the inputs to our methodology used in calculating our EROA could have a significant impact on our reported defined benefit plans' expense.

Significant concentration risks:

        We periodically evaluate our defined benefit plan assets for concentration risks. As of period end, we did not have any individual asset positions that comprised greater than 10% of each plan's overall assets. However, we currently have significant plan assets invested in UK, US and Canadian government fixed income holdings. A provisional credit rating downgrade for either of these governments, could impact the asset values in a negative manner. However, such deterioration in asset values would likely be offset by the deterioration in the pension liability value.

        Further, as both our UK and Canadian plans maintain exposure to non-government investments, a significant system-wide increase in credit spreads would also negatively impact the reported plan asset values. In general, equity and fixed income risks have been mitigated by company-specific concentration limits and by utilizing multiple equity managers. We do have significant amount of assets invested with individual fixed income and hedge fund managers and so we use outside investment consultants to aid in the oversight of these managers.

Valuation Techniques

        We use a variety of industry accepted valuation techniques to value our plan assets. The techniques vary depending upon instrument type. Whenever possible, we prioritize the use of observable market data in our valuation processes. We use market, income and cost approaches to value our plan assets as

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

of period end. See Note 1 "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our fair value methodologies and accounting policies. We have not changed our fair value techniques used to value plan assets this year.

Major Categories of Plan Assets

        As of December 26, 2009, our major categories of plan assets included the following:

  •
  Cash and Short Term Instruments—Includes cash, trades awaiting settlement, bank deposits, short term bills and short term notes. Our "trades awaiting settlement" category includes payables and receivables associated with asset purchases and sales that are awaiting final cash settlement as of year-end due to the use of trade date accounting for our pension plans assets. These payables normally settle within a few business days of the purchase or sale of the respective asset. The respective assets are included in or removed from our year end plan assets and categorized in their respective asset categories in the fair value hierarchy below. We include these items in level 1of this hierarchy, as the values are derived from quoted prices in active markets. Short term instruments are included in level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs but their asset values are not publicly quoted.

  •
  Debt Securities—Includes various government and corporate fixed income securities, interest and inflation-linked assets such as bonds and swaps, collateralized securities, and other debt securities. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are the primary input used to determine each individual investment's fair value. We also use independent pricing vendors as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input, to determine the individual security's fair value. Assets included in our collateralized securities include mortgage backed securities and collateralized mortgage obligations, which are considered level 3 due to the use of the significant unobservable inputs used in deriving these assets fair market values.

  •
  Equities—Includes publicly traded common and other equity-like holdings, primarily publicly traded common stock, including real estate investment trusts, certain comingled funds investing in equities and other fund holdings. Equity assets are well diversified between international and domestic investments. We consider equities quoted on public exchanges as level 1 while other assets that are not quoted on public exchanges but valued using significant observable inputs as level depending on the individual asset's characteristics.

  •
  Investment Funds—This category includes our debt funds, equity funds, hedge fund of funds, and real estate fun holdings. The market values for these funds are based on the net asset values multiplied by the number of shares owned. For some of our hedge fund of funds and real estate funds we have the ability to liquidate without material delays at their net asset value and have recorded these assets at level 2 as the values were based upon significant observable inputs. For other hedge fund of funds and real estate funds, we do not have this flexibility to liquidate and the valuations are based upon the use of unobservable inputs and are considered level 3. This category does not directly hold physical real estate assets. For our real estate funds, these investment managers employ third party appraisers to value each fund's underlying real estate holdings, which include apartments, office space, hotels and industrial holdings. Each property is

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

    valued at least once a year but not all assets are valued by the independent appraiser during the same quarter. The highest and best use of each holding is used to determine the value of the holding. The independent appraisers use a combination of comparable sales methods and discounted cash flow techniques to value these holdings.

  •
  Other—Includes credit default swaps, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan, and venture capital. Repurchase agreements are agreements where our plan has purchased assets using borrowed funds, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included the respective asset's category in the fair value hierarchy and the repurchase agreement liability is classified as level 1 in the hierarchy as the liability is valued using quoted prices in active markets. As of year-end, there were several large repurchase agreements in the UK plan for $194.4 million that invested primarily in inflation linked UK bonds. We are viewing the asset type as opposed to the investment vehicle in determining the presentation of our asset allocations. We include recoverable tax items in level 1 of this hierarchy, as the values are derived from quoted prices in active markets. Our credit default swaps are included in level 2 as the values were based upon significant observable inputs and our venture capital is included in level 3 as the values are based upon the use of unobservable inputs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

Fair Value Hierarchy

        The following presents our fair value hierarchy for our defined benefit pension plan assets by location.

		Fair value measurements as of December 26, 2009
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Canada
Cash and cash equivalents
Cash	$50.9	$50.9	$—	$—
Trades awaiting settlement	2.0	2.0
Bank deposits, short-term bills and notes	48.9	—	48.9	—
Debt
Government securities	590.4	—	590.4	—
Corporate debt securities	90.8	—	90.8	—
Collateralized debt securities	6.1	—	—	6.1
Other debt securities	0.8	—	0.8	—
Equities
Common stock	144.2	144.2	—	—
Other equity securities	3.5	3.5	—	—
Investment funds
Equity funds	198.2	—	198.2	—
Other
Recoverable taxes	0.4	0.4	—	—
Venture capital	0.9	—	—	0.9

Total—Canada	1,137.1	201.0	929.1	7.0

UK
Cash and cash equivalents
Cash	18.5	18.5	—	—
Trades awaiting settlement	(4.0)	(4.0)	—	—
Bank deposits, short-term bills and notes	15.3	—	15.3	—
Debt
Government securities	110.8	—	110.8	—
Corporate debt securities	352.0	—	352.0	—
Interest and inflation linked assets	331.0	—	324.7	6.3
Collateralized debt securities	7.8	—	—	7.8
Equities
Common stock	499.0	422.8	76.2	—
Other equity securities	4.2	4.2	—	—
Investment funds
Debt funds	40.4	—	40.4	—
Equity funds	140.0	—	140.0	—
Real estate funds	72.5	—	6.3	66.2
Hedge funds of funds	231.6	—	100.5	131.1
Other
Repurchase agreements	(194.4)	(194.4)	—	—
Credit default swaps	1.3	—	1.3	—
Recoverable taxes	19.6	19.6	—	—

Total—UK	1,645.6	266.7	1,167.5	211.4

Total	$2,782.7	$467.7	$2,096.6	$218.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

Fair Value: Level Three Rollforward

        The following presents our Level 3 Rollforward for our defined pension plan assets by location.

	Canada	U.K.	Total
Balance at December 28, 2008	$6.6	$296.1	$302.7
Total gain or loss (realized/unrealized):
Realized loss	—	(0.5)	(0.5)
Unrealized gain included in AOCI	—	4.7	4.7
Purchases, issuances, settlements	(0.6)	(12.5)	(13.1)
Transfers in/out of Level 3	—	(102.1)	(102.1)
Foreign exchange translation gain	1.0	25.7	26.7

Balance at December 26, 2009	$7.0	$211.4	$218.4

        During the year we transferred 102.1 million out of level 3 and into level 2 related to two investment funds whose valuation became based upon observable market inputs as market liquidity improved for these assets with unobservable inputs no longer playing a significant role in the valuation.

Net Periodic Pension Cost

        The following represents our net periodic pension cost:

	For the year ended December 26, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$15.0	$—	$4.6	$19.6
Interest cost on projected benefit obligation	69.5	0.4	107.6	177.5
Expected return on plan assets	(68.3)	—	(122.3)	(190.6)
Amortization of prior service cost	0.7	—	—	0.7
Amortization of net actuarial loss	0.1	0.4	—	0.5
Curtailment loss	5.3	—	—	5.3
Less expected participant and National Insurance contributions	(1.9)	—	(0.5)	(2.4)

Net periodic pension cost (benefit)	$20.4	$0.8	$(10.6)	$10.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

	For the year ended December 28, 2008
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$31.4	$8.4	$26.6	$66.4
Interest cost on projected benefit obligation	93.4	30.2	127.6	251.2
Expected return on plan assets	(115.8)	(34.5)	(145.4)	(295.7)
Amortization of prior service cost	2.2	(0.2)	(1.9)	0.1
Amortization of net actuarial loss	—	4.1	1.0	5.1
Special termination benefits	0.7	—	—	0.7
Less expected participant and National Insurance contributions	(2.7)	—	(4.4)	(7.1)

Net periodic pension cost	$9.2	$8.0	$3.5	$20.7

	For the year ended December 30, 2007
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Components of net periodic pension cost (benefit):
Service cost—benefits earned during the year	$33.7	$17.3	$40.6	$91.6
Interest cost on projected benefit obligation	88.4	57.4	119.2	265.0
Expected return on plan assets	(111.1)	(69.9)	(162.3)	(343.3)
Amortization of prior service cost	0.9	0.1	2.5	3.5
Amortization of net actuarial loss	0.6	13.8	4.1	18.5
Special termination benefits	0.4	—	—	0.4
Less expected participant and National Insurance contributions	(3.7)	—	(10.5)	(14.2)

Net periodic pension cost (benefit)	$9.2	$18.7	$(6.4)	$21.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

Projected Benefit Obligation:

        The changes in the projected benefit obligation, plan assets and the funded status of the pension plans are as follows:

	As of December 26, 2009
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$967.5	$6.9	$1,604.4	$2,578.8	$442.1	$3,020.9
Changes in current year Overfunded/(Underfunded) position	157.1	—	—	157.1	(157.1)	—

Projected benefit obligation at beginning of year	1,124.6	6.9	1,604.4	2,735.9	285.0	3,020.9
Deconsolidation of Brewers' Retail, Inc.	(429.9)	—	—	(429.9)	—	(429.9)
Service cost, net of expected employee contributions	10.6	—	4.1	14.7	2.6	17.3
Interest cost	51.6	0.4	107.6	159.6	17.9	177.5
Amendments	2.5	(0.2)	—	2.3	—	2.3
Actual employee contributions	1.8	—	0.4	2.2	—	2.2
Curtailments	5.3	—	—	5.3	—	5.3
Actuarial loss	71.1	0.5	375.3	446.9	16.8	463.7
Benefits paid	(48.3)	(0.2)	(99.5)	(148.0)	(26.5)	(174.5)
Foreign currency exchange rate change	115.2	—	161.1	276.3	47.7	324.0

Projected benefit obligation at end of year	$904.5	$7.4	$2,153.4	$3,065.3	$343.5	$3,408.8

Actuarial present value of accumulated benefit obligation	$904.0	$7.4	$2,153.4	$3,064.8	$341.7	$3,406.5

Change in plan assets:
Prior year fair value of assets	$783.2	$—	$1,381.5	$2,164.7	$507.6	$2,672.3
Changes in current year Overfunded/(Underfunded) position	161.8	—	—	161.8	(161.8)	—

Fair value of assets at beginning of year	945.0	—	1,381.5	2,326.5	345.8	2,672.3
Deconsolidation of Brewers' Retail, Inc.	(348.2)	—	—	(348.2)	—	(348.2)
Actual return on plan assets	53.8	—	226.5	280.3	9.0	289.3
Employer contributions	48.8	—	6.7	55.5	4.3	59.8
Actual employee contributions	1.8	—	0.4	2.2	—	2.2
Transfers	(0.4)	—	—	(0.4)	0.4	—
Benefits and plan expenses paid	(48.6)	—	(103.7)	(152.3)	(26.5)	(178.8)
Foreign currency exchange rate change	96.4	—	134.2	230.6	55.5	286.1

Fair value of plan assets at end of year	$748.6	$—	$1,645.6	$2,394.2	$388.5	$2,782.7

Funded status:
Projected benefit obligation at end of year	$(904.5)	$(7.4)	$(2,153.4)	$(3,065.3)	$(343.5)	$(3,408.8)
Fair value of plan assets at end of year	748.6	—	1,645.6	2,394.2	388.5	2,782.7

Funded status—(Underfunded)/Overfunded	(155.9)	(7.4)	(507.8)	(671.1)	45.0	(626.1)
Less: noncontrolling interests	—	—	—	—	—	—

Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(155.9)	$(7.4)	$(507.8)	$(671.1)	$45.0	$(626.1)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

	As of December 26, 2009
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	Consolidated
	(In millions)
Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$45.0	$45.0
Accrued expenses and other liabilities	(0.8)	—	—	(0.8)	—	(0.8)
Pension and postretirement benefits	(155.1)	(7.4)	(507.8)	(670.3)	—	(670.3)

Net amounts recognized	$(155.9)	$(7.4)	$(507.8)	$(671.1)	$45.0	$(626.1)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$180.8	$0.4	$740.9	$922.1	$(10.4)	$911.7
Net prior service cost	5.0	(0.2)	—	4.8	—	4.8

Total not yet recognized	$185.8	$0.2	$740.9	$926.9	$(10.4)	$916.5

        Changes in plan assets and benefit obligations recognized in other comprehensive loss, pre-tax were as follows:

	Canada plans	U.S. plans	U.K. plan	Total
	(In millions)
Accumulated other comprehensive loss as of December 30, 2007	$51.9	$177.4	$157.8	$387.1
Contribution to MillerCoors	—	(231.8)	—	(231.8)
Amortization of prior service costs	(2.3)	0.2	1.9	(0.2)
Amortization of net actuarial loss	—	(4.1)	(1.0)	(5.1)
Current year actuarial loss	115.7	58.6	353.9	528.2
Amendments	21.5	—	—	21.5
Curtailments	—	—	10.4	10.4
Foreign currency exchange rate change	(25.4)	—	(122.7)	(148.1)

Accumulated other comprehensive loss as of December 28, 2008	161.4	0.3	400.3	562.0
Deconsolidation of Brewers' Retail, Inc.	(98.2)	—	—	(98.2)
Amortization of prior service costs	(0.7)	—	—	(0.7)
Amortization of net actuarial loss	(0.1)	(0.4)	—	(0.5)
Current year actuarial loss	97.6	0.5	275.0	373.1
Amendments	2.6	(0.2)	—	2.4
Foreign currency exchange rate change	12.8	—	65.6	78.4

Accumulated other comprehensive loss as of December 26, 2009	$175.4	$0.2	$740.9	$916.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

Amortization Amounts Expected to be Recognized in Net Periodic Pension Cost During Fiscal Year Ending December 25, 2010, pre-tax:

Amount
(In millions)
Amortization of net prior service benefit	$0.7
Amortization of actuarial net loss	$14.0

	As of December 28, 2008
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	U.S. plan	Total	Consolidated
	(In millions)
Change in projected benefit obligation:
Prior year projected benefit obligation	$1,396.3	$22.3	$2,341.2	$3,759.8	$533.4	$949.9	$1,483.3	$5,243.1
Changes in current year (Underfunded)/Overfunded position	(69.5)	949.9	—	880.4	69.5	(949.9)	(880.4)	—

Projected benefit obligation at beginning of year	1,326.8	972.2	2,341.2	4,640.2	602.9	—	602.9	5,243.1
Contribution of plans to MillerCoors	—	(942.1)	—	(942.1)	—	—	—	(942.1)
Service cost, net of expected employee contributions	22.0	8.4	22.2	52.6	6.9	—	6.9	59.5
Interest cost	64.8	30.2	127.6	222.6	28.6	—	28.6	251.2
Amendments	21.5	—	—	21.5	—	—	—	21.5
Actual employee contributions	2.6	—	4.1	6.7	—	—	—	6.7
Settlement	(10.5)	—		(10.5)	—	—	—	(10.5)
Curtailments	—	0.1	(6.2)	(6.1)	—	—	—	(6.1)
Actuarial gain	(150.9)	(13.1)	(167.1)	(331.1)	(46.2)	—	(46.2)	(377.3)
Benefits paid	(62.7)	(48.8)	(113.6)	(225.1)	(37.9)	—	(37.9)	(263.0)
Foreign currency exchange rate change	(246.1)	—	(603.8)	(849.9)	(112.2)	—	(112.2)	(962.1)

Projected benefit obligation at end of year	$967.5	$6.9	$1,604.4	$2,578.8	$442.1	$—	$442.1	$3,020.9

Actuarial present value of accumulated benefit obligation	$964.2	$6.5	$1,553.2	$2,523.9	$440.5	$—	$440.5	$2,964.4

Change in plan assets:
Prior year fair value of assets	$1,233.6	$—	$2,249.9	$3,483.5	$595.7	$951.7	$1,547.4	$5,030.9
Changes in current year (Underfunded)/Overfunded position	(67.9)	951.7	—	883.8	67.9	(951.7)	(883.8)	—

Fair value of assets at beginning of year	1,165.7	951.7	2,249.9	4,367.3	663.6	—	663.6	5,030.9
Contribution of plans to MillerCoors	—	(867.1)	—	(867.1)	—	—	—	(867.1)
Actual return on plan assets	(173.9)	(36.5)	(371.0)	(581.4)	(20.6)	—	(20.6)	(602.0)
Employer contributions	69.9	0.7	127.5	198.1	30.5	—	30.5	228.6
Actual employee contributions	2.6	—	4.0	6.6	—	—	—	6.6
Settlement	(10.5)	—	—	(10.5)	—	—	—	(10.5)
Administration expenses	(1.9)	—	—	(1.9)	(1.3)	—	(1.3)	(3.2)
Benefits and plan expenses paid	(62.7)	(48.8)	(123.6)	(235.1)	(37.9)	—	(37.9)	(273.0)
Foreign currency exchange rate change	(206.0)	—	(505.3)	(711.3)	(126.7)	—	(126.7)	(838.0)

Fair value of plan assets at end of year	$783.2	$—	$1,381.5	$2,164.7	$507.6	$—	$507.6	$2,672.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

	As of December 28, 2008
	Underfunded				Overfunded
	Canada plans	U.S. plans	U.K. plan	Total	Canada plans	U.S. plan	Total	Consolidated
	(In millions)
Funded status:
Projected benefit obligation at end of year	$(967.5)	$(6.9)	$(1,604.4)	$(2,578.8)	$(442.1)	$—	$(442.1)	$(3,020.9)
Fair value of plan assets at end of year	783.2	—	1,381.5	2,164.7	507.6	—	507.6	2,672.3

Funded status—(Underfunded)/Overfunded	(184.3)	(6.9)	(222.9)	(414.1)	65.5	—	65.5	(348.6)
Less: noncontrolling interests	29.6	—	—	29.6	—	—	—	29.6

Funded status after noncontrolling interests—(Underfunded)/Overfunded	$(154.7)	$(6.9)	$(222.9)	$(384.5)	$65.5	$—	$65.5	$(319.0)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$—	$—	$—	$—	$65.5	$—	$65.5	$65.5
Accrued expenses and other liabilities	(0.7)	(4.8)	—	(5.5)	—	—	—	(5.5)
Pension and postretirement benefits	(154.0)	(2.1)	(222.9)	(379.0)	—	—	—	(379.0)

Net amounts recognized	$(154.7)	$(6.9)	$(222.9)	$(384.5)	$65.5	$—	$65.5	$(319.0)

Amounts in Accumulated Other Comprehensive Loss (Income) not yet recognized as components of net periodic pension cost or (benefit), pre-tax:
Net actuarial loss (gain)	$132.6	$0.3	$400.3	$533.2	$(4.9)	$—	$(4.9)	$528.3
Net prior service cost	32.2	—	—	32.2	1.5	—	1.5	33.7

Total not yet recognized	$164.8	$0.3	$400.3	$565.4	$(3.4)	$—	$(3.4)	$562.0

        Pension expense is actuarially calculated annually based on data available at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.

	For the years ended
	December 26, 2009			December 28, 2008
	Canada plans	U.S. plans	U.K. plan	Canada plans	U.S. plans	U.K. plan
Weighted average assumptions:
Settlement discount rate(1)	5.55% - 5.85%	4.75%	5.70%	6.1% - 6.6%	4.7% - 6.2%	6.45%
Rate of compensation increase(2)	3.00%	N/A	N/A	2.5% - 3.0%	3.00%	4.15%
Expected return on plan assets	2.35% - 6.50%	N/A	6.65%	4.4% - 7.05%	N/A	7.45%

(1)
Rate utilized at year-end for the following year's pension expense and related balance sheet amounts at current year-end.

(2)
U.S. plans are no longer salary-linked. U.K. plan was closed to future accrual during 2009.

Expected Cash Flows

        In 2010, we expect to make contributions to the Canada plans totaling approximately $35 million - $40 million, which includes supplemental executive plans. No contributions are expected to be made to the UK plan in 2010. This amount excludes MillerCoors' contributions to its defined benefit pension

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

plans, as MillerCoors is not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits and tax laws.

        Information about expected cash flows for the consolidated retirement plans (including consolidated joint ventures) follows:

Expected benefit payments	Amount
(In millions)
2010	$190.6
2011	$197.7
2012	$204.9
2013	$212.6
2014	$220.0
2015 - 2019	$1,212.1

U.K. Plan Curtailment

        The U.K. defined benefit plan was closed to new employees in April 2006, and was closed to all new employee service credit effective in April 2009. During October 2008, we announced a plan for the cessation of employee service credit with regard to retirement benefits in the MCBC UK pension plan. It was subsequently announced in December 2008 that employee service credit would cease with regard to the earning of pension benefits, effective April 4, 2009. This cessation of benefits was a curtailment event. As a result, we recognized a pension gain of $10.4 million, representing the immediate recognition of previously unamortized prior service benefit. The $6.2 million reduction of the projected benefit obligation as a result of the curtailment was netted against actuarial losses reflected in the plan's remeasurement, and therefore was not recognized as a gain on the income statement.

Multiemployer Plan

        Certain of our former employees in Memphis participated in a multi-employer union retirement plan, into which we made contributions on their behalf. There were no contributions in 2009 or 2008. Contributions totaled $27.6 million in 2007. The contributions in 2007 were a result of the final payment to the union upon withdrawal from the pension plan.

Defined Contribution Plans

        Canadian employees typically participate in the defined contribution portion of the registered pension plans. The employer contributions range from 3% to 5.5% of employee compensation. Our contributions in 2009, 2008 and 2007 were $5.1 million, $4.0 million and $3.7 million, respectively. The investment strategy for defined contribution plans in the U.S, Canada and the U.K. are determined by each individual participant.

        During 2009, U.S. employees were eligible to participate in the Molson Coors Savings and Investment Plan, a qualified voluntary defined contribution plan. We match 50% of our hourly and salaried non-exempt and 75% of our salaried exempt employees' contributions up to 6% of employee compensation. Both employee and employer contributions were made in cash in accordance with participant investment elections. There were no minimum amounts that are required to be invested in Molson Coors stock. Our contributions in 2009, 2008 and 2007 were $2.2 million, $5.3 million, and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Retirement Plans (Continued)

$8.4 million, respectively. The reason for the decrease from 2008 to 2009 is due to the MillerCoors joint venture.

        From April 2006, new employees of the U.K. business were not entitled to join the Company's defined benefit pension plan. Instead these employees were and still are given an opportunity to participate in a defined contribution plan. Company contributions to this plan were $2.2 million and $1.5 million in 2009 and 2008, respectively. Effective in April 2009 the MCBC-UK pension plan was closed to future service credit. The majority of the employees in the defined benefit plan opted to join a new scheme within the existing defined contribution plan. The Company's contributions to this new scheme within the existing defined contribution plan were $8.9 million in 2009. The defined contribution plan has a number of different schemes within it to accommodate the different employee and employer contribution structures that are available to members.

        During 2009 we established for certain US employees a nonqualified defined contribution plan. MCBC has voluntarily funded these liabilities through a Rabbi Trust. These are company assets which are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities.

Fair Value Hierarchy

        The following presents our fair value hierarchy for our corporate invested plan assets.

		Fair value measurements as of December 26, 2009
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Corporate
Equities
Mutual funds	$0.8	$0.8	$—	$—

Total—Corporate	0.8	0.8	—	—

18. Postretirement Benefits

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

For the years ended
	December 26, 2009		December 28, 2008
	Molson Canada plans	U.S. plan	Molson Canada plans	BRI Canada plans	U.S. plan
Key assumptions:
Settlement discount rate	2.75% - 5.9%	5.90%	6.50%	4.5% - 6.5%	6.30%
Health care cost trend rate	Ranging ratably from 9% in 2010 to 5.00% in 2018	Ranging ratably from 8.5% in 2010 to 5.00% in 2017	Ranging ratably from 9% in 2009 to 5.00% in 2017	Ranging ratably from 8.50% in 2009 to 5.00% in 2016	Ranging ratably from 8.30% in 2009 to 5.00% in 2022

        Our net periodic postretirement benefit cost and changes in the projected benefit obligation of the postretirement benefit plans are as follows:

	For the year ended December 26, 2009
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$2.9	$0.1	$3.0
Interest cost on projected benefit obligation	9.3	0.1	9.4
Amortization of prior service gain	(2.5)	—	(2.5)
Amortization of net actuarial gain	(0.9)	—	(0.9)

Net periodic postretirement benefit cost	$8.8	$0.2	$9.0

	For the year ended December 28, 2008
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$7.3	$1.3	$8.6
Interest cost on projected benefit obligation	15.4	4.8	20.2
Amortization of prior service cost	0.1	0.1	0.2
Amortization of net actuarial loss	0.1	2.1	2.2

Net periodic postretirement benefit cost	$22.9	$8.3	$31.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Postretirement Benefits (Continued)

	For the year ended December 30, 2007
	Canada plans	U.S. plan	Consolidated
	(In millions)
Components of net periodic postretirement benefit cost:
Service cost—benefits earned during the period	$9.4	$2.6	$12.0
Interest cost on projected benefit obligation	14.4	7.9	22.3
Amortization of prior service cost	0.1	0.3	0.4
Amortization of net actuarial loss	1.2	3.4	4.6

Net periodic postretirement benefit cost	$25.1	$14.2	$39.3

	As of December 26, 2009
	Canada Plans	U.S. Plan	Consolidated
	(In millions)
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation at beginning of year	$208.5	$1.7	$210.2
Deconsolidation of Brewers' Retail, Inc.	(68.4)	—	(68.4)
Service cost	2.9	0.1	3.0
Interest cost	9.3	0.1	9.4
Actuarial loss (gain)	8.8	(0.4)	8.4
Plan amendment	(19.1)	—	(19.1)
Benefits paid, net of participant contributions	(5.3)	—	(5.3)
Foreign currency exchange rate change	21.5	—	21.5

Projected postretirement benefit obligation at end of year	$158.2	$1.5	$159.7

Funded status—Unfunded:
Accumulated postretirement benefit obligation	$(158.2)	$(1.5)	$(159.7)

Amounts recognized in the Consolidated Balance Sheet:
Accrued expenses and other liabilities	$(7.4)	$—	$(7.4)
Pension and postretirement benefits	(150.8)	(1.5)	(152.3)

Net amounts recognized	$(158.2)	$(1.5)	$(159.7)

Amounts in Accumulated Other Comprehensive (Income) Loss unrecognized as components of net periodic pension cost, pre-tax:
Net actuarial (gain) loss	$(12.8)	$0.4	$(12.4)
Net prior service credit	(17.2)	—	(17.2)

Total unrecognized	$(30.0)	$0.4	$(29.6)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Postretirement Benefits (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive loss (income) were as follows:

	Canada plans	U.S. plan	Total
	(In millions)
Accumulated other comprehensive income as of December 30, 2007	$36.1	$76.3	$112.4
Contribution to MillerCoors	—	(67.3)	(67.3)
Amortization of prior service costs	(0.1)	(0.2)	(0.3)
Amortization of net actuarial loss	—	(2.1)	(2.1)
Current year actuarial gain	(62.9)	(5.9)	(68.8)
Foreign currency exchange rate change	1.1	—	1.1

Accumulated other comprehensive income as of December 28, 2008	$(25.8)	$0.8	$(25.0)
Deconsolidation of Brewers' Retail, Inc.	5.5	—	5.5
Amortization of prior service costs	2.5	—	2.5
Amortization of net actuarial loss	0.9	—	0.9
Current year actuarial loss (gain)	8.8	(0.4)	8.4
Amendments	(19.1)	—	(19.1)
Foreign currency exchange rate change	(2.8)	—	(2.8)

Accumulated other comprehensive income as of December 26, 2009	$(30.0)	$0.4	$(29.6)

Amortization Amounts Expected to be Recognized in Net Periodic Postretirement Cost During Fiscal Year Ending December 25, 2010 (pre-tax):

Amount
(In millions)
Amortization of net prior service cost (gain)	$(3.6)
Amortization of actuarial net loss (gain)	$(0.1)

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

Expected Cash Flows

        Information about expected cash flows for the consolidated post-retirement plans follows:

Amount
(In millions)
2010	$7.4
2011	$8.0
2012	$8.6
2013	$9.2
2014	$9.8
Thereafter	$54.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Postretirement Benefits (Continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% point increase	1% point decrease
	(unfavorable) favorable (In millions)
Canada plans (Molson)
Effect on total of service and interest cost components	$(1.4)	$1.2
Effect on postretirement benefit obligation	$(15.8)	$14.3
U.S. plan
Effect on total of service and interest cost components	$—	$—
Effect on postretirement benefit obligation	$(0.2)	$0.2

19. Derivative Instruments and Hedging Activities

Overview and Risk Management Policies

        We use derivatives as a part of our normal business operations to manage our exposure to fluctuations in interest, foreign currency exchange, commodity, and production materials costs. We have established policies and procedures that govern the risk management of these exposures. We also occasionally transact derivatives for other strategic purposes, which includes our total return swaps. Our primary objective in managing these exposures is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates and prices.

        To achieve this objective, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, forward starting interest rate, and cross currency swaps, the values of which change in the opposite direction of the anticipated future cash flows. We also enter into physical hedging agreements directly with our suppliers as an added instrument to manage our exposure to certain commodities.

Counterparty Risk

        While, by policy, the counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings of at least A- (Standard & Poor's), A3 (Moody's) or better, we are exposed to credit related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.

        We have established counterparty credit policy and guidelines that are monitored and reported to management according to prescribed guidelines to assist in managing this risk. As an additional measure, we utilize a portfolio of institutions either headquartered or operating in the same countries that we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and MCBC non-performance risk.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

Liquidity Risk

        We base the fair value of our derivative instruments upon market rates and prices. The volatility of these rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. The current fair values of our contracts could differ significantly from the cash settled values with our counterparties. As such, we are exposed to liquidity risk related to unfavorable changes in the fair value of our derivative contracts.

        We may be forced to cash settle all or a portion of our derivative contracts before the expected settlement date upon the occurrence of certain contractual triggers including a change of control termination event or other breach of agreement. This could have a negative impact on our cash position. For derivative contracts that we have designated as hedging instruments, early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the forecasted transaction or firm commitment. We may also decide to cash settle all or a portion of our derivative contracts before the expected settlement date through negotiations with our counterparties, which could also impact our liquidity.

        Due to the nature of our counterparty agreements, we are not able to net positions with the same counterparty across business units. Thus, in the event of default, we may be required to early settle all out-of-the-money contracts, without the benefit of netting the fair value of any in-the-money positions against this exposure.

Collateral

        For the majority of our derivative transactions, we do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is "materially weaker" than that of such party.

        We may also be required to post collateral with our counterparty if our total return swaps are in an out-of-the-money position. If our credit ratings with Moody's and Standard and Poor's with regard to our long-term debt remain at an investment grade level, we are required to post collateral for the portion of the out-of-the-money liability exceeding a pre-established threshold. If our credit ratings fall below investment grade with both ratings services, we must post collateral for the entire out-of-the-money liability. As of December 26, 2009, we did not have any collateral posted with our counterparty.

Derivative Accounting Policies

Overview

        The majority of our derivative contracts qualifies and are designated as cash flow hedges. We have also elected the NPNS exemption for certain contracts. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. The Company also considers whether any provisions in our contracts represent "embedded" derivative instruments as defined in authoritative accounting guidance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

As of December 26, 2009, we have concluded that no "embedded" derivative instruments warrant separate fair value accounting.

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

Presentation

        Derivatives are recognized on the balance sheet at their fair value. See our discussion regarding fair value measurements below. In accordance with FASB issued guidance, we do not record the fair value of derivatives for which we have elected the Normal Purchase Normal Sales ("NPNS") exemption. We account for these contracts on an accrual basis, recording realized settlements related to these contracts to the same financial statement line items as the corresponding transaction.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

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

Significant Derivative/Hedge Positions

Cross Currency Swaps

        Simultaneous with the September 22, 2005, U.S. private debt placement, we entered into a cross currency swap transaction for the entire USD $300 million issue amount and for the same maturity of September 2010. In this transaction we exchanged our USD $300 million for a CAD $355.5 million obligation with a third party. The swaps also call for an exchange of fixed CAD interest payments for fixed USD interest receipts. We have designated this transaction as a hedge of the variability of the cash flows associated with the payment of interest and principal on the USD securities. Changes in the value of the transaction due to foreign exchange are recorded in earnings and are offset by a revaluation of the associated debt instrument. Changes in the value of the transaction due to interest rates are recorded to OCI.

        On April 10, 2007, we entered into several cross currency swaps that mature in May 2012 to hedge the foreign currency impact of intercompany GBP debt in a CAD functional currency subsidiary. The cross currency swaps are designated as cash flow hedges of forecasted CAD cash flows related to GBP interest and principal payments on the intercompany loans. The notional amount of the swaps is GBP £530 million (CAD $1.2 billion at inception). The cross currency swaps have been designated as cash flow hedges of the changes in value of the future CAD interest and principal payments that results from changes in the GBP to CAD exchange rates on an intercompany loan between our U.K. and Corporate segments.

        As of December 26, 2009, we are also a party to other cross currency swaps totaling GBP £530 million (USD $774 million at inception). The swaps call for an exchange of fixed GBP interest payments for fixed USD interest receipts. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future GBP interest and principal receipts.

Forward Starting Interest Rate Swaps

        In order to manage our exposure to the volatility of the interest rates associated with the future interest payments on a forecasted debt issuance, we have transacted forward starting interest rate swap contracts. These swaps have a total notional value of CAD $200 million with an average fixed rate of 3.3%. These forward starting interest rate swaps have an effective date starting in September 2010 and have a termination date in 2017, mirroring the term of the forecasted debt issuance. Under these agreements we are required to early terminate these swaps in 2010, at the time we expect to issue the forecasted debt. We have designated these contracts as cash flow hedges on a portion of the interest payments on a future forecasted debt issuance.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

Foreign Currency Forwards

        As of period end, we have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency, and other foreign exchanges exposures. MCBC uses foreign currency forward contracts to hedge these future forecasted transactions with up to a thirty-six month horizon.

Commodity Swaps

        As of period end, we had financial commodity swap contracts in place to hedge certain future expected purchases of natural gas. Essentially, these contracts allow us to swap our floating exposure to natural gas prices for a fixed rate. These contracts have been designated as cash flow hedges of forecasted natural gas purchases. The fair value of these swaps depends upon current market rates in relation to our fixed rate under the swap agreements at period end. MCBC uses these swaps to hedge forecasted purchases up to twenty-four months in advance.

Total Return Swaps

        In 2008, we entered into a series of cash settled total return swap contracts. We transacted these swaps for the purpose of gaining exposure to Foster's, a major global brewer. These swaps are marked-to-market each period as these swaps do not qualify for hedge accounting. As such, all unrealized gains and losses related to these swaps are recorded directly to the income statement and are classified as other income (expense) in MCI and Corporate. Under the initial agreements, these total return swaps were scheduled to mature this year. However, during the second quarter of this year we amended these total return swap agreements with our counterparty to extend the maturity date by one year. As such, the current swaps are contracted to settle in 2010.

Derivative Fair Value Measurements

        The fair values of our derivatives include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. These adjustments resulted in a $3 million net increase as of December 26, 2009 to other comprehensive income ("OCI"), as the fair value of these derivatives was in a net liability position. This represents a $4 million net decrease year to date, as these adjustments resulted in a $7 million net increase to OCI as of December 28, 2008.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of December 26, 2009. See Note 1 "Basis of Presentation and Summary of Significant Accounting

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

Policies" for further discussion related to measuring fair value. We utilize market approaches to value derivative instruments.

		Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives, net	$(417.9)	—	$(417.9)	$—

Total	$(417.9)	$—	$(417.9)	$—

		Fair Value Measurements at December 28, 2008 Using
	Total carrying value at December 28, 2008	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives, net	$(141.0)	—	$(151.5)	$10.5

Total	$(141.0)	$—	$(151.5)	$10.5

        The table below summarizes derivative valuation activity using significant unobservable inputs (Level 3) (In millions):

Rollforward of Level 3 Inputs
Balance at December 31, 2007	$—
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	—
Transfers In/Out of Level 3	10.5

Balance at December 28, 2008	$10.5
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	—
Transfers In/Out of Level 3	(10.5)

Balance at December 26, 2009	$—

        During the year we transferred $10.5 million of derivative liability related to one cross currency swap out of Level 3 and into Level 2 as the position's valuation became based upon observable market inputs with unobservable inputs no longer playing a significant role in the valuation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Consolidated Balance Sheet as of December 26, 2009 and the Consolidated Statement of Operations for the year ended December 26, 2009.

Fair Value of Derivative Instruments in the Consolidated Balance Sheet (in millions)

	As of December 26, 2009
			Asset derivatives		Liability derivatives
	Notional amount		Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD	1,992.4	Other current assets	$—	Accrued expenses	$(46.9)
			Other assets	—	Long term derivative liability	(366.1)
Forward starting interest rate swaps	USD	190.5	Other current assets	6.3	Accrued expenses	—
Foreign currency forwards	USD	339.3	Other current assets	4.6	Accrued expenses	(6.1)
			Other assets	1.1	Long term derivative liability	(8.1)
Commodity swaps	Gigajoules	1.2	Other current assets	—	Accrued expenses	(0.9)

Total derivatives designated as hedging instruments				$12.0		$(428.1)

Derivatives not designated as hedging instruments:
Total return swap	AUD	496.5	Other current assets	$—	Accrued expenses	$(1.8)

Total derivatives not designated as hedging instruments				$—		$(1.8)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Derivative Instruments and Hedging Activities (Continued)

The Effect of Derivative Instruments on the Consolidated Statement of Operations (in millions)

For the year ended December 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency contracts(1)	$(3.2)	Other income (expense), net	$(120.3)	Other income (expense), net	$—
		Interest expense, net	(5.8)	Interest expense, net	—
Forward starting interest rate swaps	5.8	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(61.7)	Other income (expense), net	3.0	Other income (expense), net	—
		Cost of goods sold	13.8	Cost of goods sold	—
		General and administrative expenses	(0.5)	General and administrative expenses	—
Commodity swaps	1.1	Cost of goods sold	(3.5)	Cost of goods sold	—

Total	$(58.0)		$(113.3)		$—

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the period we recorded no significant ineffectiveness related to these cash flow hedges.

Other Derivatives (in millions)

For the year ended December 26, 2009
Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Cash settled total return swap	Other income, net	$0.7
Physical commodity contracts	Cost of goods sold	(9.6)

		$(8.9)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Accrued expenses and other liabilities

	As of
	December 26, 2009	December 28, 2008
	(In millions)
Accrued compensation	$85.6	$44.8
Accrued excise taxes	223.8	197.2
Accrued selling and marketing costs	93.7	73.2
Accrued brewing operations costs	173.4	275.0
Other	168.5	100.6

Accrued expenses and other liabilities	$745.0	$690.8

        Accrued brewing operations costs consist of amounts owed for beer raw materials, packaging materials, freight charges, utilities, and other manufacturing and distribution costs. The increases in values from 2008 to 2009 are primarily attributable to increases in accrued derivative expenses within Other related to strengthening of the CAD and GBP against the USD and increases in accrued compensation, offset by decreases in accrued brewing operations costs related to the deconsolidation of BRI in the first quarter of 2009.

21. Commitments and Contingencies

Letters of Credit

        As of December 26, 2009, we had approximately $17.4 million outstanding in letters of credit with financial institutions. These letters expire at different points in 2010. Approximately $6.7 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, and for operations of underground storage tanks.

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

Amount
(In millions)
2010	$101.0
2011	61.5
2012	23.2
2013	0.5
2014	0.3
Thereafter	0.1

Total	$186.6

        Our total purchases under these contracts in 2009, 2008 and 2007 were approximately $599.8 million, $1,073.9 million, and $715.9 million, respectively.

Graphic Packaging Corporation

        We had a packaging supply agreement with a subsidiary of Graphic Packaging Corporation, a related party, under which we purchased our U.S. segment paperboard requirements. This contract was held by CBC, and now is held by MillerCoors. Our payments under the packaging agreement in the first half of 2008, and the full year of 2007 totaled $42.7 million and $85.7 million, respectively.

Advertising and Promotions

        We have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. From time to time, MCBC guarantees the financial performance under certain contracts on behalf of its subsidiaries. At December 26, 2009, these future commitments are as follows:

Amount
(In millions)
2010	$68.7
2011	35.5
2012	19.2
2013	17.5
2014	17.9
Thereafter	46.3

Total	$205.1

        Total advertising expense was $349.3 million, $610.0 million, and $858.1 million in 2009, 2008 and 2007, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

Leases

        We lease certain office facilities and operating equipment under cancelable and non-cancelable agreements accounted for as operating leases. Future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Amount
(In millions)
2010	$27.7
2011	22.4
2012	15.3
2013	11.4
2014	9.5
Thereafter	33.1

Total	$119.4

        Total rent expense was $31.0 million, $62.2 million, and $81.2 million in 2009, 2008 and 2007, respectively.

Environmental

        When we determine that it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs are recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of Company-owned assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Environmental expenditures at each of our segments for 2009, 2008 and 2007 were $1.5 million, $4.4 million and $0.0 million, respectively.

Canada

        Our Canada brewing operations are subject to provincial environmental regulations and local permit requirements. Our Montréal and Toronto breweries have water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.

        MCC sold a chemical specialties business in 1996. The Company is still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.

United States

        We are one of a number of entities named by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") at the Lowry Superfund site. This landfill is owned by the City and County of Denver ("Denver") and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In 1990, we recorded a pretax charge of $30 million, a portion of which was put into a trust in 1993 as part of a settlement with Denver and Waste Management regarding then outstanding

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

litigation. Our settlement was based on an assumed remediation cost of $120 million (in 1992 adjusted dollars). The settlement requires us to pay a portion of future costs, if any, in excess of that amount.

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

        Based on these assumptions, the present value and gross amount of the costs at December 26, 2009, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of December 26, 2009. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s prior to the merger with Coors, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We have accrued $0.3 million, which represents our estimable loss at this time. Potential losses associated with the Cooper Drum site could increase as remediation planning progresses.

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We have accrued $4.8 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.

        While we cannot predict the eventual aggregate cost for environmental and related matters in which we are currently involved, we believe that any payments, if required, for these matters would be

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

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

United Kingdom

        We are subject to the requirements of government and local environmental and occupational health and safety laws and regulations. Compliance with these laws and regulations did not materially affect our 2009 capital expenditures, earnings or competitive position, and we do not anticipate that they will do so in 2010.

Indemnity Obligations—Sale of Kaiser

        As discussed in Note 5, "Discontinued Operations," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil, and labor contingencies arising prior to FEMSA's purchase of Kaiser. First, we provided an indemnity for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. Based on FEMSA entering into the Brazil tax amnesty program the maximum potential claims for the first category of purchased tax credits including estimated accumulated legal, penalties and interest, was approximately $296 million as of December 26, 2009. A portion of our indemnity obligations are considered probable losses, recorded as current liabilities in an amount of $139.8 million at December 26, 2009. Our estimate of the value of the indemnity liability associated with the purchased tax credits as of December 26, 2009 was $14.8 million, $4.8 million of which was classified as a current liability and $10.0 million of which was classified as non-current. The maximum potential claims amount for the second category of purchased tax credits, which we believe present less risk, was $251.1 million as of December 26, 2009. Our estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign exchange.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.5 million as of December 26, 2009, which is classified as non-current.

        Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date, and additional future adjustments may be required. These liabilities are denominated in Brazilian Reals and have been stated at present value and will, therefore, be subject in the future to foreign exchange gains or losses and to accretion cost, both of which will be recognized in the discontinued operations section of the statement of operations.

        The table below provides a summary of contingency reserve balances from December 31, 2006, through December 26, 2009:

	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 31, 2006	$77.7	$33.3	$111.0
Adjustments to indemnity liabilities due to changes in estimates	21.1	(1.3)	19.8
Foreign exchange impact	18.0	6.2	24.2

Balance at December 30, 2007	$116.8	$38.2	$155.0
Adjustments to indemnity liabilities due to changes in estimates	42.5	(22.0)	20.5
Foreign exchange impact	(38.5)	(3.8)	(42.3)

Balance at December 28, 2008	$120.8	$12.4	$133.2
Adjustments to indemnity liabilities due to changes in estimates	(5.9)	(6.4)	(12.3)
Foreign exchange impact	39.7	3.5	43.2

Balance at December 26, 2009	$154.6	$9.5	$164.1

        Current liabilities of discontinued operations include current tax liabilities of $12.8 million and $8.5 million as of December 26, 2009 and December 28, 2008, respectively. Included in current assets of discontinued operations as of December 26, 2009 are $9.9 million of deferred tax assets associated with the indemnity liabilities.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

Litigation and Other Disputes

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

        Beginning in May 2005, several purported shareholder class actions were filed in the United States and Canada, including federal courts in Delaware and Colorado and provincial courts in Ontario and Quebéc, alleging, among other things, that the Company and its affiliated entities, including Molson Inc., and certain officers and directors misled stockholders in connection with the merger between Coors and Molson in 2005. The Colorado case was transferred to Delaware and consolidated with those cases. The Quebéc Superior Court heard arguments in October 2007 regarding the plaintiffs' motion to authorize a class action in that case. We opposed the motion.

        During the first quarter of 2008, the Company agreed in principle with counsel for plaintiffs in all pending cases in Delaware, Quebéc, and Ontario to settle all such claims on a worldwide basis. Pursuant to the settlement, the Company agreed to pay, except one case discussed below, a total of $6.0 million in settlement, which amounts were paid by the Company's insurance carrier. The settlement agreement was subject to final approval, which we received in the second quarter of 2009, fully and finally resolving the subject cases. The settlement agreement did not cover one remaining case in Delaware. That case sought to recover on behalf of certain Molson Coors employees who invested in Company securities around the same time through two employee retirement savings plans. The complaint in that case essentially relied on the same allegations as the other shareholder lawsuits. This case has been settled for $0.2 million, an amount paid by the Company's insurance carrier. Accordingly, all of these matters have been resolved.

        MCBC-UK replaced a profit sharing plan in the United Kingdom with a different plan under which a bonus was not paid in 2003. A group of employees pursued a claim against MCBC-UK with respect to this issue with an employment tribunal. During the second quarter of 2005, the tribunal ruled against MCBC-UK. MCBC-UK appealed this ruling, and the appeal was heard in the first quarter of 2006, where most impacts of the initial tribunal judgments were overturned. However, the employment appeal tribunal remitted two specific issues back to a new employment tribunal. MCBC-UK appealed the employment appeal tribunal's judgment. In January 2007, the appeals court ruled in the Company's favor, holding that the employment tribunal had no jurisdiction to hear the employees' claims, and the claims were dismissed. Employee claims in this matter were filed in Birmingham County Court during the third quarter of 2008. The case was decided in our favor in

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Commitments and Contingencies (Continued)

October 2009, and the time for plaintiffs to appeal has passed. We also have been advised by the union that encouraged these claims that it will no longer pursue the matter on behalf of any other employees. If MCBC-UK had been held to be liable to the claimants, the amounts of the liability would have been immaterial. If such liabilities were asserted by other groups of employees and upheld in subsequent litigation, the potential loss would be higher.

        In 1999, Molson Inc. entered an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributors $150,000 in settlement. The distributor then sued Molson Inc. to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro set aside the settlement agreement and determined that Molson Inc. was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which during the fourth quarter of fiscal year 2009, granted certiorari and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommending damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation regarding damages. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court of the State of Rio de Janeiro regarding these procedural irregularities. During the fourth quarter of fiscal year 2009, Molson's procedural appeal was denied. Following the state trial court's procedural ruling, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million, plus attorneys' fees and interest. Such judgment was rendered during the third quarter of 2009. Molson Inc. has appealed the judgment, and the Appellate Court of the State of Rio de Janeiro has entered an injunction to prevent the distributor from executing on the judgment pending appeal. During the fourth quarter, the appellate court considering Molson's appeal from the judgment directed the court-retained expert to recalculate the alleged damages on a different and potentially more favorable basis to Molson. We continue to believe that a material loss in this case is not probable. Molson will vigorously defend the case.

        In March 2009, Brewers' Retail, Inc. ("BRI"), which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although notice of the lawsuit was provided in March, the lawsuit has not been formally commenced. The same plaintiffs filed a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failing to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

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

21. Commitments and Contingencies (Continued)

subject to inherent uncertainties, and an adverse result in these or other matters, for example, including the above-described advertising practices case, may arise from time to time that may harm our business.

Insurance

        We are self-insured for certain insurable risks consisting primarily of employee health insurance programs, as well as workers' compensation, general liability, automobile liability, and property insurance deductibles or retentions. During 2005 we fully insured future risks for long-term disability, and, in most states, workers' compensation, but maintained a self-insured position for workers' compensation for certain self-insured states and for claims incurred prior to the inception of the insurance coverage in Colorado in 1997. Our reserves accrued at December 26, 2009, and December 28, 2008, were $1.8 million and $1.5 million, respectively.

22. Supplemental Guarantor Information

        MCBC (Parent Guarantor and 2007 Issuer) issued $575.0 million of 2.5% Convertible Senior Notes due July 30, 2013 in a registered offering on June 15, 2007 (see Note 14, "Debt"). The convertible notes are guaranteed on a senior unsecured basis by CBC (2002 Issuer), Molson Coors International, LP and Molson Coors Capital Finance ULC (together the 2005 Issuers) and certain significant subsidiaries (Subsidiary Guarantors).

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

22. Supplemental Guarantor Information (Continued)

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

        On July 1, 2008, MCBC contributed its U.S. business to MillerCoors. The U.S. business was operated primarily by Coors Brewing Company, which is the 2002 Issuer. As a result, Coors Brewing Company now holds an equity method interest in MillerCoors, which is not a guarantor, shown as "Investment in MillerCoors" on the condensed consolidating balance sheet as of December 28, 2008.

        The following information sets forth Condensed Consolidating Statements of Operations for the years ended December 26, 2009, December 28, 2008 and December 30, 2007, Condensed Consolidating Balance Sheets as of December 26, 2009, and December 28, 2008, and Condensed Consolidating Statements of Cash Flows for the years ended December 26, 2009, December 28, 2008 and December 30, 2007. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$51.3	$—	$2,217.2	$2,158.0	$—	$4,426.5
Excise taxes	—	—	—	(535.0)	(859.1)	—	(1,394.1)

Net sales	—	51.3	—	1,682.2	1,298.9	—	3,032.4
Cost of goods sold	—	(49.2)	—	(850.5)	(827.2)	—	(1,726.9)
Equity in subsidiary earnings	857.6	(85.4)	618.0	—	—	(1,390.2)	—

Gross profit	857.6	(83.3)	618.0	831.7	471.7	(1,390.2)	1,305.5
Marketing, general and administrative expenses	(99.6)	(35.1)	—	(414.2)	(351.9)	—	(900.8)
Special items, net	(0.9)	—	—	(12.9)	(18.9)	—	(32.7)
Equity income in MillerCoors	—	382.0	—	—	—	—	382.0

Operating income	757.1	263.6	618.0	404.6	100.9	(1,390.2)	754.0
Interest (expense) income, net	(32.9)	(4.9)	(54.6)	(1.8)	8.3	—	(85.9)
Other income, net	1.6	6.8	—	1.6	39.4	—	49.4

Income from continuing operations before income taxes	725.8	265.5	563.4	404.4	148.6	(1,390.2)	717.5
Income tax (expense) benefit	(5.4)	(59.1)	(36.4)	20.1	95.5	—	14.7

Income from continuing operations	720.4	206.4	527.0	424.5	244.1	(1,390.2)	732.2
Loss from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income	720.4	206.4	527.0	424.5	235.1	(1,390.2)	723.2
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.8)	—	(2.8)

Net income attributable to MCBC	$720.4	$206.4	$527.0	$424.5	$232.3	$(1,390.2)	$720.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$1,739.2	$—	$2,399.3	$2,513.3	$—	$6,651.8
Excise taxes	—	(231.2)	—	(559.8)	(1,086.5)	—	(1,877.5)

Net sales	—	1,508.0	—	1,839.5	1,426.8	—	4,774.3
Cost of goods sold	—	(952.1)	—	(958.7)	(930.0)	—	(2,840.8)
Equity in subsidiary earnings	540.6	(26.5)	469.6	—	—	(983.7)	—

Gross profit	540.6	529.4	469.6	880.8	496.8	(983.7)	1,933.5
Marketing, general and administrative expenses	(102.9)	(418.7)	—	(435.0)	(376.6)	—	(1,333.2)
Special items, net	(58.8)	(42.4)	—	(35.1)	2.4	—	(133.9)
Equity income in MillerCoors	—	155.6	—	—	—	—	155.6

Operating income	378.9	223.9	469.6	410.7	122.6	(983.7)	622.0
Interest (expense) income, net	(29.0)	(29.9)	(58.2)	2.8	0.1	—	(114.2)
Other (expense) income, net	(6.6)	3.9	—	(1.7)	(4.0)	—	(8.4)

Income from continuing operations before income taxes	343.3	197.9	411.4	411.8	118.7	(983.7)	499.4
Income tax benefit (expense)	35.3	(125.4)	30.3	(30.0)	(6.6)	—	(96.4)

Income from continuing operations	378.6	72.5	441.7	381.8	112.1	(983.7)	403.0
Loss from discontinued operations, net of tax	—	—	—	—	(12.1)	—	(12.1)

Net income	378.6	72.5	441.7	381.8	100.0	(983.7)	390.9
Less: Net income attributable to noncontrolling interests	—	—	—	0.1	(12.3)	—	(12.2)

Net income attributable to MCBC	$378.6	$72.5	$441.7	$381.9	$87.7	$(983.7)	$378.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$2,949.3	$—	$2,622.4	$2,748.0	$—	$8,319.7
Excise taxes	—	(435.2)	—	(555.4)	(1,138.5)	—	(2,129.1)

Net sales	—	2,514.1	—	2,067.0	1,609.5	—	6,190.6
Cost of goods sold	(0.1)	(1,574.7)	—	(1,095.5)	(1,032.6)	—	(3,702.9)
Equity in subsidiary earnings	728.2	(14.8)	720.0	—	—	(1,433.4)	—

Gross profit	728.1	924.6	720.0	971.5	576.9	(1,433.4)	2,487.7
Marketing, general and administrative expenses	(90.1)	(731.2)	—	(484.8)	(428.3)	—	(1,734.4)
Special items, net	(13.4)	(9.5)	—	(75.2)	(14.1)	—	(112.2)

Operating income	624.6	183.9	720.0	411.5	134.5	(1,433.4)	641.1
Interest (expense) income, net	(10.3)	(71.2)	(57.7)	5.9	0.5	—	(132.8)
Other income (expense), net	0.6	—	0.2	17.4	(0.5)	—	17.7

Income from continuing operations before income taxes	614.9	112.7	662.5	434.8	134.5	(1,433.4)	526.0
Income tax (expense) benefit	(122.8)	(7.2)	(78.4)	(30.9)	238.3	—	(1.0)

Income from continuing operations	492.1	105.5	584.1	403.9	372.8	(1,433.4)	525.0
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(17.6)	—	(17.7)

Net income	492.0	105.5	584.1	403.9	355.2	(1,433.4)	507.3
Less: Net income attributable to noncontrolling interests	—	—	—	1.2	(16.5)	—	(15.3)

Net income attributable to MCBC	$492.0	$105.5	$584.1	$405.1	$338.7	$(1,433.4)	$492.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2
Accounts receivable, net	3.6	4.1	—	201.7	357.3	—	566.7
Other receivables, net	16.2	27.4	5.2	23.2	78.5	—	150.5
Total inventories, net	—	—	—	145.1	91.1	—	236.2
Other assets, net	4.0	1.0	—	32.0	28.3	—	65.3
Deferred tax assets	(18.3)	17.4	—	(0.1)	1.0	—	—
Discontinued operations	—	—	—	—	9.9	—	9.9

Total current assets	398.3	49.9	5.3	576.9	732.4	—	1,762.8
Properties, net	35.8	7.3	—	779.0	470.4	—	1,292.5
Goodwill	—	11.4	(97.9)	342.8	1,218.7	—	1,475.0
Other intangibles, net	—	44.5	—	4,117.7	372.5	—	4,534.7
Investment in MillerCoors	—	2,613.6	—	—	—	—	2,613.6
Net investment in and advances to subsidiaries	6,360.2	(1,491.5)	5,286.1	(25.0)	25.0	(10,154.8)	—
Deferred tax assets	47.7	(15.1)	100.7	15.1	29.5	—	177.9
Other assets	6.4	13.5	4.0	49.8	90.9	—	164.6
Discontinued operations	—	—	—	—	—	—	—

Total assets	$6,848.4	$1,233.6	$5,298.2	$5,856.3	$2,939.4	$(10,154.8)	$12,021.1

Liabilities and equity
Current liabilities:
Accounts payable	$5.7	$0.8	$—	$48.4	$155.4	$—	$210.3
Accrued expenses and other liabilities	39.6	14.7	52.2	311.6	326.9	—	745.0
Deferred tax liability	88.9	—	—	—	78.2	—	167.1
Short-term borrowings and current portion of long-term debt	—	0.3	300.0	—	—	—	300.3
Discontinued operations	—	—	—	—	158.2	—	158.2

Total current liabilities	134.2	15.8	352.2	360.0	718.7	—	1,580.9
Long-term debt	511.8	45.0	856.0	—	(0.1)	—	1,412.7
Deferred tax liabilities	(16.8)	16.8	—	—	468.0	—	468.0
Other liabilities	6.4	82.4	—	747.3	611.9	—	1,448.0
Discontinued operations	—	—	—	—	18.7	—	18.7

Total liabilities	635.6	160.0	1,208.2	1,107.3	1,817.2	—	4,928.3
Total MCBC stockholders' equity	6,212.8	1,073.7	4,090.0	4,749.0	1,108.9	(10,154.8)	7,079.6
Noncontrolling interests	—	(0.1)	—	—	13.3	—	13.2

Total equity	6,212.8	1,073.6	4,090.0	4,749.0	1,122.2	(10,154.8)	7,092.8

Total liabilities and equity	$6,848.4	$1,233.6	$5,298.2	$5,856.3	$2,939.4	$(10,154.8)	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2008
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$0.4	$0.1	$24.1	$106.7	$—	$216.2
Accounts receivable, net	9.1	10.9	—	132.1	320.4	—	472.5
Other receivables, net	20.2	28.1	(14.9)	46.4	83.1	—	162.9
Total inventories, net	—	—	—	111.9	80.2	—	192.1
Other assets, net	(0.4)	3.1	—	24.5	34.7	—	61.9
Deferred tax assets	(18.3)	17.5	—	—	0.8	—	—
Discontinued operations	—	—	—	—	1.5	—	1.5

Total current assets	95.5	60.0	(14.8)	339.0	627.4	—	1,107.1
Properties, net	25.4	7.7	—	597.7	671.1	—	1,301.9
Goodwill	—	11.4	—	275.2	1,011.4	—	1,298.0
Other intangibles, net	—	44.4	—	3,552.1	326.9	—	3,923.4
Investment in MillerCoors	—	2,418.7	—	—	—	—	2,418.7
Net investment in and advances to subsidiaries	5,646.3	(1,182.1)	4,282.9	—	—	(8,747.1)	—
Deferred tax assets	(32.4)	18.4	100.7	15.1	(26.5)	—	75.3
Other assets	6.6	54.9	3.9	81.5	108.3	—	255.2
Discontinued operations	—	—	—	—	7.0	—	7.0

Total assets	$5,741.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,386.6

Liabilities and equity
Current liabilities:
Accounts payable	$6.8	$1.7	$—	$61.5	$100.5	$—	$170.5
Accrued expenses and other liabilities	18.9	18.1	10.3	218.7	424.8	—	690.8
Deferred tax liability	39.0	—	—	—	68.8	—	107.8
Short-term borrowings and current portion of long-term debt	—	0.3	(0.2)	—	—	—	0.1
Discontinued operations	—	—	—	—	16.9	—	16.9

Total current liabilities	64.7	20.1	10.1	280.2	611.0	—	986.1
Long-term debt	495.3	45.3	1,035.5	—	175.9	—	1,752.0
Deferred tax liabilities	(5.9)	5.9	—	—	399.4	—	399.4
Other liabilities	63.2	10.0	(9.9)	485.0	536.6	—	1,084.9
Discontinued operations	—	—	—	—	124.8	—	124.8

Total liabilities	617.3	81.3	1,035.7	765.2	1,847.7	—	4,347.2
Total MCBC stockholders' equity	5,124.1	1,352.1	3,337.0	4,115.0	874.3	(8,747.1)	6,055.4
Noncontrolling interests	—	—	—	(19.6)	3.6	—	(16.0)

Total equity	5,124.1	1,352.1	3,337.0	4,095.4	877.9	(8,747.1)	6,039.4

Total liabilities and equity	$5,741.4	$1,433.4	$4,372.7	$4,860.6	$2,725.6	$(8,747.1)	$10,386.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 26, 2009
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(94.7)	$431.8	$(58.1)	$344.2	$201.0	$824.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(16.2)	—	—	(43.4)	(65.1)	(124.7)
Proceeds from sales of properties and intangible assets	1.2	—	—	0.7	56.1	58.0
Proceeds from sales of investments securities	—	—	—	—	—	—
Acquisition of businesses, net of cash acquired	—	—	—	—	(41.7)	(41.7)
Investment in MillerCoors	—	(514.5)	—	—	—	(514.5)
Return of capital from MillerCoors	—	448.2	—	—	—	448.2
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)	—	(26.1)
Trade loan repayments from customers	—	—	—	—	32.1	32.1
Trade loan advances to customers	—	—	—	—	(25.5)	(25.5)
Other	—	0.1	—	—	—	0.1

Net cash used in investing activities	(15.0)	(66.2)	—	(68.8)	(44.1)	(194.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	43.1	—	—	—	—	43.1
Excess tax benefits from share-based compensation	21.7	—	—	—	—	21.7
Dividends paid	(148.4)	—	—	—	(22.0)	(170.4)
Dividends paid to noncontrolling interest holders	—	—	—	—	(2.9)	(2.9)
Proceeds from issuances of long-term debt	—	—	—	—	—	—
Payments of long term debt and capital lease obligations	—	—	—	(0.1)	(0.3)	(0.4)
Proceeds from short term borrowings	—	—	—	2.6	12.1	14.7
Payments on short term borrowings	—	—	—	(2.6)	(14.4)	(17.0)
Change in overdraft balances and other	—	—	—	(0.3)	(5.7)	(6.0)
Net activity in investments and (advances to) subsidiaries	501.2	(366.1)	58.1	(131.7)	(61.5)	—

Net cash provided by (used in) financing activities	417.6	(366.1)	58.1	(132.1)	(94.7)	(117.2)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	307.9	(0.5)	—	143.3	62.2	512.9
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1	—	7.6	(2.6)	5.1
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	216.2

Balance at end of period	$392.8	$—	$0.1	$175.0	$166.3	$734.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2008
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(208.6)	$(130.3)	$(31.5)	$620.5	$161.4	$411.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(13.6)	(52.8)	—	(59.4)	(104.7)	(230.5)
Proceeds from sales of properties and intangible assets	—	31.5	—	1.0	6.3	38.8
Proceeds from sales of investments securities	22.8	—	—	—	—	22.8
Investment in MillerCoors	—	(84.3)	—	—	—	(84.3)
Investment in and (advances to) an unconsolidated affiliate	—	—	—	(4.8)	(2.1)	(6.9)
Trade loan repayments from customers	—	—	—	—	25.8	25.8
Trade loan advances to customers	—	—	—	—	(31.5)	(31.5)
Other	(1.9)	(1.8)	—	—	—	(3.7)

Net cash provided by (used in) investing activities	7.3	(107.4)	—	(63.2)	(106.2)	(269.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	59.0	—	—	—	—	59.0
Excess tax benefits from share-based compensation	8.3	—	—	—	—	8.3
Dividends paid	(118.9)	—	—	—	(20.2)	(139.1)
Dividends paid to noncontrolling interest holders	—	—	—	(8.4)	(11.9)	(20.3)
Proceeds from issuances of long-term debt	—	—	—	—	16.0	16.0
Payments of long term debt and capital lease obligations	—	(180.4)	—	(0.5)	(0.4)	(181.3)
Proceeds from short term borrowings	—	—	—	42.4	12.1	54.5
Payments on short term borrowings	—	—	—	(39.9)	(7.4)	(47.3)
Net proceeds from revovling credit facilities	—	—	—	—	1.1	1.1
Change in overdraft balances and other	(1.5)	(39.3)	—	73.7	(62.7)	(29.8)
Settlements of debt-related derivatives	—	12.0	—	0.6	(0.6)	12.0
Net activity in investments and (advances to) subsidiaries	95.6	444.5	31.5	(594.4)	22.8	—

Net cash provided by (used in) financing activities	42.5	236.8	31.5	(526.5)	(51.2)	(266.9)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase in cash and cash equivalents	(158.8)	(0.9)	—	30.8	4.0	(124.9)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(0.1)	—	(12.3)	(23.5)	(35.9)
Balance at beginning of year	243.7	1.4	0.1	5.6	126.2	377.0

Balance at end of period	$84.9	$0.4	$0.1	$24.1	$106.7	$216.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Information (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2007
(IN MILLIONS)

	Parent Guarantor	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(85.7)	$136.2	$(66.7)	$497.5	$134.7	$616.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(8.2)	(124.4)	—	(77.4)	(218.3)	(428.3)
Proceeds from sales of properties and intangible assets	—	0.9	—	29.6	7.6	38.1
Purchases of investments securities	(22.8)	—	—	—	—	(22.8)
Acquisition of subsidiaries, net of cash acquired	—	—	—	—	(26.7)	(26.7)
Trade loan repayments from customers	—	—	—	—	32.3	32.3
Trade loan advances to customers	—	—	—	—	(32.9)	(32.9)
Other	—	1.2	—	—	—	1.2

Net cash used in investing activities	(31.0)	(122.3)	—	(47.8)	(238.0)	(439.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	209.5	—	—	—	—	209.5
Excess tax benefits from share-based compensation	28.1	—	—	—	—	28.1
Dividends paid	(93.9)	—	—	—	(20.9)	(114.8)
Dividends paid to noncontrolling interest holders	—	—	—	—	(17.0)	(17.0)
Proceeds on issuance of convertible debt	575.0	—	—	—	—	575.0
Debt issuance costs	(10.2)	—	—	—	—	(10.2)
Sale of warrants	57.0	—	—	—	—	57.0
Purchase of call options	(106.7)	—	—	—	—	(106.7)
Payments of long term debt and capital lease obligations	—	(625.7)	—	(0.4)	(4.9)	(631.0)
Proceeds from short term borrowings	—	—	—	30.9	148.3	179.2
Payments on short term borrowings	—	—	—	(31.6)	(148.9)	(180.5)
Net payments on revovling credit facilities	—	—	—	(5.5)	(0.6)	(6.1)
Change in overdraft balances and other	(0.1)	23.6	—	3.3	(6.1)	20.7
Settlements of debt-related derivatives	0.1	—	—	0.6	4.5	5.2
Net activity in investments and (advances to) subsidiaries	(379.5)	587.8	66.8	(460.7)	185.6	—

Net cash provided by (used in) financing activities	279.3	(14.3)	66.8	(463.4)	140.0	8.4

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	162.6	(0.4)	0.1	(13.7)	36.7	185.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2.8	6.7	9.5
Balance at beginning of year	81.1	1.8	—	16.5	82.8	182.2

Balance at end of period	$243.7	$1.4	$0.1	$5.6	$126.2	$377.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Information (Unaudited)

        The following summarizes selected quarterly financial information for each of the two years ended December 26, 2009 and December 28, 2008. Due to a new accounting pronouncements related to convertible debt and noncontrolling interests, certain 2008 amounts have been adjusted from previously reported amounts. Refer to Note 2 "New Accounting Pronouncements" under the sub-heading "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"

	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
2009
Sales	$824.2	$1,160.4	$1,250.3	$1,191.6	$4,426.5
Excise taxes	(265.2)	(361.5)	(396.6)	(370.8)	(1,394.1)

Net sales	559.0	798.9	853.7	820.8	3,032.4
Cost of goods sold	(346.1)	(432.6)	(472.6)	(475.6)	(1,726.9)

Gross profit	$212.9	$366.3	$381.1	$345.2	$1,305.5

Amounts attributable to MCBC:
Income from continuing operations	$79.6	$187.3	$244.3	$218.2	$729.4
Gain (loss) from discontinued operations, net of tax	(3.9)	—	(9.0)	3.9	(9.0)

Net income	$75.7	$187.3	$235.3	$222.1	$720.4

Basic income (loss) per share:
From continuing operations	$0.43	$1.02	$1.32	$1.19	$3.96
From discontinued operations	(0.02)	—	(0.05)	0.02	(0.05)

Basic net income per share	$0.41	$1.02	$1.27	$1.21	$3.91

Diluted income (loss) per share:
From continuing operations	$0.43	$1.01	$1.31	$1.17	$3.92
From discontinued operations	(0.02)	—	(0.05)	0.02	(0.05)

Diluted net income per share	$0.41	$1.01	$1.26	$1.19	$3.87

	First	Second	Third	Fourth	Full Year
	(In millions, except per share data)
2008
Sales	$1,816.2	$2,359.4	$1,373.8	$1,102.4	$6,651.8
Excise taxes	(459.6)	(602.0)	(452.7)	(363.2)	(1,877.5)

Net sales	1,356.6	1,757.4	921.1	739.2	4,774.3
Cost of goods sold	(835.0)	(1,033.6)	(524.4)	(447.8)	(2,840.8)

Gross profit	$521.6	$723.8	$396.7	$291.4	$1,933.5

Amounts attributable to MCBC:
Income from continuing operations	$43.3	$91.8	$168.1	$87.6	$390.8
Gain (loss) from discontinued operations, net of tax	(9.0)	(12.4)	3.2	6.1	(12.1)

Net income	$34.3	$79.4	$171.3	$93.7	$378.7

Basic income (loss) per share:
From continuing operations	$0.24	$0.50	$0.91	$0.49	$2.14
From discontinued operations	(0.05)	(0.07)	0.02	0.03	(0.07)

Basic net income per share	$0.19	$0.43	$0.93	$0.52	$2.07

Diluted income (loss) per share:
From continuing operations	$0.24	$0.49	$0.90	$0.48	$2.11
From discontinued operations	(0.05)	(0.07)	0.02	0.03	(0.07)

Diluted net income per share	$0.19	$0.42	$0.92	$0.51	$2.04

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 26, 2009 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective and operating at the reasonable assurance level.

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

        The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 26, 2009.

        The Company's independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting as of December 26, 2009, as stated in the report which appears herein.

Changes in Internal Control over Financial Reporting

        The formation of MillerCoors in 2008 has involved integrating legacy CBC and Miller processes and controls over their businesses in the United States and Puerto Rico, many of which involve complex systems. In addition, we are accounting for our interest in MillerCoors under the equity method, and as a result, the existence of MillerCoors will potentially impact the scope of the Company's internal controls over financial reporting. MillerCoors continues to integrate legacy CBC and Miller core processes, systems and controls. During the third quarter of 2009, IT systems and infrastructure that the Company shared with MillerCoors were decoupled. MillerCoors IT systems, infrastructures and processes are now separate from the Company.

        There were no changes in internal control over financial reporting during the quarter ended December 26, 2009, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this Item concerning our executive officers is set forth in Item 1 of Part I "Business—Executive Officers." Additional information concerning our executive officers, directors and corporate governance is incorporated herein by reference to the Company's definitive proxy statement.

ITEM 11.    Executive Compensation

        Incorporated by reference to the Company's definitive proxy statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information related to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the Company's definitive proxy statement.

Equity Compensation Plan Information

        The following table summarizes information about the 1990 Adolph Coors Equity Incentive Plan (the "EI Plan"), the Equity Compensation Plan for Non-Employee Directors and the Molson Coors Brewing Company Incentive Compensation Plan as of December 26, 2009. All outstanding awards shown in the table below relate to our Class B common stock.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	10,824,513	$31.77	683,907
Equity compensation plans not approved by security holders	None	None	None

(1)
We may issue securities under our equity compensation plan in forms other than options, warrants or rights. Under the EI plan, we may issue restricted stock awards, as that term is defined in the EI plan.

        As of December 26, 2009, there were 3.6 million restricted stock units ("RSUs") outstanding. These include shares with respect to which restrictions on ownership (i.e., vesting periods). RSUs previously were granted only to executives. These restricted shares, along with common stock convertible equivalent units, accrue dividends which will be convertible into MCBC Class B stock at the end of three years and were offered to a broader mix of employees beginning in 2006. These instruments are meant to reward exceptional performance and encourage retention. The number granted each year, if any, will be based upon performance.

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

        The following are filed as a part of this Report on Form 10-K

  (1)
  Management's Report to Stockholders

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Income for each of the three years in the period ended December 26, 2009, December 28, 2008 and December 30, 2007

    Consolidated Balance Sheets at December 26, 2009 and December 28, 2008

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 26, 2009, December 28, 2008 and December 30, 2007

    Consolidated Statements of Stockholders' Equity and Noncontrolling Interest for each of the three years in the period ended December 26, 2009, December 28, 2008 and December 30, 2007

    Notes to Consolidated Financial Statements

  (2)
  Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 26, 2009, December 28, 2008 and December 30, 2007

  (3)
  Exhibit list

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of June 11, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.	8-K	1.1	June 15, 2007
2.1	Share Purchase Agreement between Coors Worldwide, Inc. and Adolph Coors Company and Interbrew, S.A., Interbrew U.K. Holdings Limited, Brandbrew S.A., and Golden Acquisition Limited dated December 24, 2001 and amended February 1, 2002.	8-K/A	2.1	April 18, 2002
2.2	Agreement and Plan of Merger dated August 14, 2003 by and between Adolph Coors Company, a Colorado corporation, and Adolph Coors Company, a Delaware corporation.	8-K	2.1	October 6, 2003
2.3	Combination Agreement, dated as of July 21, 2004, by and among Adolph Coors Company, Coors Canada Inc. and Molson Inc., together with the exhibits U.C. thereto incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 4, 2004 as amended by Amendment No. 1 thereto (incorporated by reference to B-II of the Joint Proxy Statement/Management Information Circular on Schedule 14A, filed with the SEC on December 10, 2004) and by Amendment No. 2 thereto.	8-K	2.1	January 14, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
2.4	Plan of Arrangement Including Appendices.	Schedule 14A	Annex D	December 10, 2004
2.5	Joint Venture Agreement, dated as of December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors, LLC.	8-K	10.1	December 21, 2007
3.1	Restated Certificate of Incorporation of Molson Coors Brewing Company.	Schedule 14A	Annex G	December 9, 2004
3.2	Third Amended and Restated Bylaws of Molson Coors Brewing Company.	10-Q	3.1	August 4, 2009
4.1	Indenture, dated as of May 7, 2002, by and among the Issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	May 15, 2002
4.2	First Supplemental Indenture, dated as of May 7, 2002 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.2	May 15, 2002
4.3	Fourth Supplemental Indenture, dated as of April 10, 2007, by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	August 7, 2007
4.4	Fifth Supplemental Indenture, dated as of February 1, 2008 by and among the issuer, the Guarantors and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.4	February 22, 2008
4.5	Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6	Molson Inc. 1988 Canadian Stock Option Plan, as revised.	S-8	4.3	February 8, 2005
4.7	Molson Coors Brewing Company Incentive Compensation Plan.	S-8	4.3	April 18, 2005
4.8	Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association and the Canada Trust Company as co-trustees.	S-4	4.1	October 19, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.9	First Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and TD Banknorth, National Association as trustee.	S-4	4.2	October 19, 2005
4.10	Second Supplemental Indenture dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	S-4	4.3	October 19, 2005
4.11	Third Supplemental Indenture dated as of April 10, 2007, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-Q	4.2	August 7, 2007
4.12	Fourth Supplemental Indenture dated as of February 1, 2008, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and The Canada Trust Company as trustee.	10-K	4.12	February 22, 2008
4.13	U.S. $300,000,000 in aggregate principal amount of 4.85% Notes due 2010.	S-4	4.4	October 19, 2005
4.14	CAD $900,000,000 in aggregate principal amount of 5.00% Notes due 2015.	10-Q	4.5	November 4, 2005

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Document Description	Form	Exhibit	Filing Date
4.15	Registration Rights Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named in the related Purchase Agreement.	S-4	4.5	October 19, 2005
4.16
	Exchange Offer Agreement dated as of September 22, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers named in the related Canadian Purchase Agreement.	10-Q	4.7	November 4, 2005
4.17	Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.1	June 21, 2007
4.18	First Supplemental Indenture, dated as of June 15, 2007, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	8-K	4.2	June 21, 2007
4.19	Second Supplemental Indenture, dated as of January 31, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.19	February 22, 2008
4.20	Third Supplemental Indenture, dated as of February 1, 2008, among Molson Coors Brewing Company, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Trustee.	10-K	4.20	February 22, 2008
4.21	Sixth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.1	August 6, 2008

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
4.22		Seventh Supplemental Indenture dated as of June 27, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.2	August 6, 2008
4.23		Eighth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated May 7, 2002, by and among Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee.	10-Q	4.3	August 6, 2008
4.24		Fifth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.4	August 6, 2008
4.25		Sixth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.5	August 6, 2008
4.26		Seventh Supplemental Indenture dated as of June 30, 2008, to the Indenture dated September 22, 2005, among Molson Coors Capital Finance ULC, the guarantors named therein, Bank of New York Trust Company, as trustee, and Computershare Trust Company of Canada, as Canadian trustee.	10-Q	4.6	August 6, 2008
4.27		Fourth Supplemental Indenture dated as of May 23, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.7	August 6, 2008
4.28		Fifth Supplemental Indenture dated as of June 27, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 6, 2008
4.29		Sixth Supplemental Indenture dated as of June 30, 2008, to the Indenture dated June 15, 2007, among Molson Coors Brewing Company, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	August 6, 2008

4.30	*	Molson Coors Brewing Company Incentive Compensation Plan—Amended and Restated effective January 1, 2008.	10-Q	4.1	November 7, 2008

10.1	*	Adolph Coors Company 1990 Equity Incentive Plan effective August 14, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.1	August 6, 2004

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.2		Form of CBC Distributorship Agreement.	10-K	10.20	March 28, 1997

10.3	*	Adolph Coors Company Equity Compensation Plan for Non-Employee Directors, Amended and Restated effective November 13, 2003, As Corrected and Conformed June 30, 2004.	10-Q	10.3	August 6, 2004
10.4		Distribution Agreement, dated as of October 5, 1992, between the Company and ACX Technologies, Inc. (incorporated herein by reference to the Distribution Agreement included as Exhibits 2, 19.1 and 19.1A to the Registration Statement on Form 10 filed by ACX Technologies, Inc. (file No. 0-20704) with the SEC on October 6, 1992, as amended).	10	2 19.1 19.1A	October 6, 1992

10.5	*	Adolph Coors Company Stock Unit Plan and 1999 Amendment.	10-K	10.16	March 30, 1998
10.6		Adolph Coors Company Water Augmentation Plan.	10-K	10.12	December 31, 1989
10.7		Supply agreement between CBC and Ball Metal Beverage Container Corp. dated November 12, 2001.	10-K	10.12	March 29, 2002
10.8		Supply Agreement between Rocky Mountain Metal Container, LLC and CBC dated November 12, 2001.	8-K/A	10.13	April 18, 2002

10.9	*	Adolph Coors Company Deferred Compensation Plan, as Amended and Restated effective January 1, 2002, as Corrected and Conformed June 30, 2004.	10-Q	10.16	August 6, 2004
10.10		Purchase and sale agreement by and between Graphic Packaging Corporation and Coors Brewing Company (incorporated by reference to Exhibit 99.1 to the Form 8-K dated March 25, 2003, filed by Graphic Packaging International Corporation).	8-K	99.1	March 25, 2003
10.11		Supply agreement between CBC and Owens-Brockway, Inc. dated July 29, 2003, effective August 1, 2003.	10-Q	10.20	November 12, 2003
10.12		Commercial Agreement (Packaging Purchasing) by and between Owens-Brockway Glass Container Inc. and Coors Brewing Company effective August 1, 2003.	10-Q	10.21	November 12, 2003
10.13		U.S. Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as representatives of the several initial purchasers named therein.	10-Q	10.1	November 4, 2005

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.14		Canadian Purchase Agreement dated as of September 15, 2005, among Molson Coors Capital Finance ULC, Molson Coors Brewing Company, Coors Brewing Company, Coors Distributing Company, Coors International Market Development, L.L.L.P., Coors Worldwide, Inc., Coors Global Properties, Inc., Coors Intercontinental, Inc., and Coors Brewing Company International, Inc. and BMO Nesbitt Burns Inc., TD Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Securities Limited, J.P. Morgan Securities Canada Inc., and Morgan Stanley Canada Limited, as the initial purchasers.	10-Q	10.2	November 4, 2005

10.15	*	Employment Agreement by and among Molson Coors Brewing Company and W. Leo Kiely III, dated June 27, 2005.	8-K	99.1	July 1, 2005

10.16	*	First Amendment to Employee Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated August 1, 2007.	10-Q	10.15	August 7, 2007

10.17	*	Employment Agreement by and among Molson Coors Brewing Company and Peter H. Coors, dated June 27, 2005.	8-K	99.2	July 1, 2005

10.18	*	First Amendment to Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated August 1, 2007.	10-Q	10.16	August 7, 2007
10.19		Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	8-K	99.1	March 7, 2005
10.20		Subsidiary Guarantee Agreement, dated as of March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc. Molson Coors Canada Inc. and Coors Brewers Limited, each subsidiary of the Company listed on Schedule I thereto and Wachovia Bank, National Association, as Administrative Agent, on behalf of the Lenders under the Credit Agreement referred to above.	8-K	99.2	March 7, 2005

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.21		Confirmation, dated as of March 8, 2007, to the Credit Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.1	August 7, 2007
10.22		Supplement Nos. 1, 2, 3, 4, 5 and 6, dated as of April 9, 2007, to the Subsidiary Guarantee Agreement, dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.	10-Q	10.2	August 7, 2007
10.23		Registration Rights Agreement, dated as of February 9, 2005, among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005

10.24	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005

10.25	*	Employment Agreements by and among Coors Brewing Ltd. and Peter Swinburn, dated March 20, 2002 and April 12, 2005.	10-Q	10.1	August 4, 2006

10.26	*	Employment Agreement by and among Molson Inc. and Kevin Boyce dated February 6, 2004.	10-Q	10.2	August 4, 2006

10.27	*	Form of Performance Share Grant Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.4	August 4, 2006

10.28	*	Form of Restricted Stock Unit Agreement granted pursuant to the Molson Coors Incentive Compensation Plan.	10-Q	10.5	August 4, 2006

10.29	*	Directors' Stock Plan under the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.1	November 2, 2006

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.30		First Amendment dated as of August 31, 2006 to the Credit Agreement ("Credit Agreement") dated as of March 2, 2005, among Molson Coors Brewing Company (the "Company"), the subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto (the "Lenders"), Wachovia Bank, N.A., as administrative agent for the Lenders, and Bank of Montréal, as Canadian administrative agent for the Lenders.	10-Q	10.2	November 2, 2006
10.31		Reaffirmation Agreement dated as of August 31, 2006 among the Borrowers and Guarantors identified on the signatures pages thereof, and Wachovia Bank, N.A., as administrative agent for the Lenders under the Credit Agreement identified in Exhibit 10.2 to Form 10-Q filed November 2, 2006.	10-Q	10.3	November 2, 2006

10.32	*	Molson Coors Brewing Company Change in Control Protection Program.	8-K	10.29	May 23, 2007
10.33		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.3	August 7, 2007
10.34		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Citibank, N.A. and Molson Coors Brewing Company.	10-Q	10.4	August 7, 2007
10.35		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.5	August 7, 2007
10.36		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.6	August 7, 2007
10.37		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.7	August 7, 2007
10.38		Equity Derivatives Confirmation, dated as of June 11, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.8	August 7, 2007

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.39		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.9	August 7, 2007
10.40		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Citibank, N.A., as its agent, and Molson Coors Brewing Company.	10-Q	10.10	August 7, 2007
10.41		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to warrant transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.11	August 7, 2007
10.42		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Deutsche Bank AG acting through its London branch and Molson Coors Brewing Company.	10-Q	10.12	August 7, 2007
10.43		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a warrant transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.13	August 7, 2007
10.44		Amendment to Equity Derivatives Confirmation, dated as of June 13, 2007, with respect to a share option transaction entered into between Morgan Stanley & Co. International plc, represented by Morgan Stanley Bank, as its agent, and Molson Coors Brewing Company.	10-Q	10.14	August 7, 2007
10.45		Joint Venture Agreement, dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	8-K	10.1	December 21, 2007

10.46	*	Employment agreement between Molson Coors Brewing Company and Peter Swinburn dated April 22, 2008.	10-Q	10.1	May 7, 2008

10.47	*	Retention agreement between Molson Coors Brewing Company and Kevin Boyce dated April 23, 2008.	10-Q	10.2	May 7, 2008
10.48		Amended and Restated Operating Agreement of MillerCoors LLC, dated as of July 1, 2008	8-K	10.1	July 2, 2008

10.49	*	Separation Agreement between Molson Coors Brewing Company and Timothy V. Wolf, dated as of June 30, 2008	8-K	10.2	July 2, 2008

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.50		Amendment No. 1 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.1	August 6, 2008
10.51		Amendment No. 2 to Joint Venture Agreement dated as of April 4, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC.	10-Q	10.2	August 6, 2008
10.52		Amendment No. 3 to Joint Venture Agreement dated as of July 1, 2008, to the Joint Venture Agreement dated December 20, 2007, by and among Molson Coors Brewing Company, Coors Brewing Company, SABMiller plc, Miller Brewing Company, and MillerCoors LLC	10-Q	10.3	August 6, 2008

10.53	*	Employment Agreement by and among Molson Coors Brewing Company and Peter Swinburn effective July 1, 2008.	10-Q	10.1	November 7, 2008

10.54	*	Employment Agreement by and among Molson Coors Brewing Company and Stewart Glendinning effective July 1, 2008.	10-Q	10.2	November 7, 2008
10.55		Form of Employee RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.3	November 7, 2008
10.56		Form of Performance Share Plan Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan	10-Q	10.4	November 7, 2008

10.57	*	Amended and Restated Directors' Stock Plan effective January 1, 2008.	10-Q	10.5	November 7, 2008
10.58		Form of Director RSU Award Statement pursuant to the Molson Coors Brewing Company Incentive Compensation Plan.	10-Q	10.6	November 7, 2008

10.59	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program effective January 1, 2008	10-Q	10.7	November 7, 2008

10.60	*	Second Amendment to Employment Agreement between Molson Coors Brewing Company and W. Leo Kiely III, dated February 8, 2009	10-K	10,60	February 25, 2009

10.61	*	Amended and Restated Employment Agreement between Molson Coors Brewing Company and Peter H. Coors, dated December 31, 2008.	10-Q	10.1	May 6, 2009

10.62	*	Employment Agreement between Molson Coors Brewing Company and Peter H. Coors dated January 1, 2009.	10-Q	10.2	May 6, 2009

Incorporated by Reference
Exhibit Number						Filed Herewith
		Document Description	Form	Exhibit	Filing Date
10.63	*	Letter Agreement between Coors Brewing Company, Molson Coors Brewing Company and Peter H. Coors amending (1) the Amended Salary Continuation Agreement between Coors Brewing Company and Peter H. Coors dated July 1, 1991 (as subsequently amended), and (2) the Molson Coors Brewing Excess Benefit Plan, as restated effective June 30, 2008 (as subsequently amended), effective January 1, 2009.	10-Q	10.1	May 6, 2009

10.64	*	2009 Long-Term Incentive Performance Unit Plan (under the Molson Coors Brewing Company Incentive Compensation Plan)				X
21		Subsidiaries of the Registrant.				X
23		Consent of Independent Registered Public Accounting Firm.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer				X
31.2		Section 302 Certification of Chief Financial Officer				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
99		Audited Consolidated Financial Statements of MillerCoors LLC and Subsidiaries				X
101.INS**		XBRL Instance Document				X
101.SCH**		XBRL Taxonomy Extension Schema Document				X
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document				X

*
Represents a management contract or compensatory plan or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)   Exhibits

        The exhibits at 15(a) (3) above are filed pursuant to the requirements of Item 601 of Regulation S-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(c)   Other Financial Statement Schedules

SCHEDULE II

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Assumed by MillerCoors(2)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 26, 2009	$7.9	$5.0	$(3.6)	$—	$0.8	$10.1
December 28, 2008	$8.8	$5.1	$(3.3)	$(0.1)	$(2.6)	$7.9
December 30, 2007	$10.4	$2.5	$(4.5)	$—	$0.4	$8.8
Allowance for doubtful accounts—current trade loans
Year ended:
December 26, 2009	$3.3	$1.4	$(2.1)	$—	$0.2	$2.8
December 28, 2008	$3.2	$2.5	$(1.3)	$—	$(1.1)	$3.3
December 30, 2007	$3.4	$1.6	$(1.9)	$—	$0.1	$3.2
Allowance for doubtful accounts—long-term trade loans
Year ended:
December 26, 2009	$8.1	$4.1	$(5.6)	$—	$0.7	$7.3
December 28, 2008	$7.9	$6.2	$(3.2)	$—	$(2.8)	$8.1
December 30, 2007	$10.3	$2.1	$(4.7)	$—	$0.2	$7.9
Allowance for obsolete supplies
Year ended:
December 26, 2009	$4.6	$—	$(0.9)	$—	$0.4	$4.1
December 28, 2008	$13.1	$1.7	$(1.0)	$(7.5)	$(1.7)	$4.6
December 30, 2007	$13.3	$1.0	$(1.4)	$—	$0.2	$13.1
Deferred tax valuation account
Year ended:
December 26, 2009	$12.9	$15.1	$(10.6)	$—	$2.2	$19.6
December 28, 2008	$21.6	$—	$(5.0)	$—	$(3.7)	$12.9
December 30, 2007	$18.8	$6.1	$(4.2)	$—	$0.9	$21.6

(1)
Amounts related to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Amounts related to the deferred tax asset valuation allowance are primarily due to the deconsolidation of Brewers' Retail Inc and re-evaluations of deferred tax assets.

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

By	/s/ PETER H. COORS Peter H. Coors	Chairman
By	/s/ ANDREW T. MOLSON Andrew T. Molson	Vice Chairman
By	/s/ FRANCESCO BELLINI Francesco Bellini	Director
By	/s/ ROSALIND G. BREWER Rosalind G. Brewer	Director
By	/s/ JOHN E. CLEGHORN John E. Cleghorn	Director
By	/s/ MELISSA E. COORS OSBORN Melissa E. Coors Osborn	Director
By	/s/ CHARLES M. HERINGTON Charles M. Herington	Director

By	/s/ FRANKLIN W. HOBBS Franklin W. Hobbs	Director
By	/s/ GEOFF MOLSON Geoff Molson	Director
By	/s/ DAVID P. O'BRIEN David P. O'Brien	Director
By	/s/ H. SANFORD RILEY H. Sanford Riley	Director
By	/s/ IAIN NAPIER Iain Napier	Director

February 19, 2010

CERTIFICATIONS

        A CEO certification regarding the Company's compliance with the corporate governance listing standards of the New York Stock Exchange, has been submitted to the Exchange as required by its listing rules. In addition, the CEO and CFO certifications regarding the quality of the Company's public disclosure, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been included as exhibits to the Company's Form 10-K for the year ended December 26, 2009, as filed with the SEC.