Form 10-Q
period 2010-03-27
MOLSON COORS BREWING CO
filed 2010-05-05
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 27, 2010
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 2010:

Class A Common Stock—2,594,664 shares
Class B Common Stock—160,603,776 shares

         Exchangeable shares:

         As of April 29, 2010, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,056,874 shares
Class B Exchangeable shares—19,366,478 shares

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

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
Sales	$947.0	$824.2
Excise taxes	(286.0)	(265.2)

Net sales	661.0	559.0
Cost of goods sold	(404.4)	(346.1)

Gross profit	256.6	212.9
Marketing, general and administrative expenses	(237.5)	(182.6)
Special items, net	(2.6)	(10.2)
Equity income in MillerCoors	91.0	97.1

Operating income	107.5	117.2
Interest expense, net	(24.4)	(19.9)
Other expense, net	(8.6)	(18.5)

Income from continuing operations before income taxes	74.5	78.8
Income tax (expense) benefit	(11.7)	1.3

Income from continuing operations	62.8	80.1
Income (loss) from discontinued operations, net of tax	42.6	(3.9)

Net income	105.4	76.2
Less: Net income attributable to noncontrolling interests	(0.8)	(0.5)

Net income attributable to Molson Coors Brewing Company	$104.6	$75.7

Basic income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.33	$0.43
From discontinued operations	0.23	(0.02)

Basic net income per share	$0.56	$0.41

Diluted income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$0.33	$0.43
From discontinued operations	0.23	(0.02)

Diluted net income per share	$0.56	$0.41

Weighted average shares—basic	185.5	183.8
Weighted average shares—diluted	187.2	184.9
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$62.0	$79.6
Income (loss) from discontinued operations, net of tax	42.6	(3.9)

Net income attributable to Molson Coors Brewing Company	$104.6	$75.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	March 27, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$656.6	$734.2
Accounts receivable, net	455.8	566.7
Other receivables, net	211.2	150.5
Inventories:
Finished, net	103.2	111.1
In process	17.7	18.3
Raw materials	41.1	43.6
Packaging materials, net	62.5	63.2

Total inventories, net	224.5	236.2
Other assets, net	75.1	65.3
Discontinued operations	2.1	9.9

Total current assets	1,625.3	1,762.8
Properties, net	1,262.5	1,292.5
Goodwill	1,443.5	1,475.0
Other intangibles, net	4,590.5	4,534.7
Investment in MillerCoors	2,724.5	2,613.6
Deferred tax assets	174.8	177.9
Notes receivable, net	43.3	48.7
Other assets	116.1	115.9

Total assets	$11,980.5	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	March 27, 2010	December 26, 2009
Liabilities and equity
Current liabilities:
Accounts payable	$184.5	$210.3
Accrued expenses and other liabilities	696.1	745.0
Deferred tax liabilities	184.5	167.1
Current portion of long-term debt and short-term borrowings	300.0	300.3
Discontinued operations	112.0	158.2

Total current liabilities	1,477.1	1,580.9
Long-term debt	1,436.6	1,412.7
Pension and post-retirement benefits	792.0	823.8
Derivative hedging instruments	393.9	374.2
Deferred tax liabilities	446.0	468.0
Unrecognized tax benefits	65.2	65.0
Other liabilities	186.3	185.0
Discontinued operations	18.2	18.7

Total liabilities	4,815.3	4,928.3
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.7 and 2.6 shares at March 27, 2010 and December 26, 2009, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 160.5 shares and 159.4 shares at March 27, 2010 and December 26, 2009, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 3.1 shares and 3.2 shares at March 27, 2010 and December 26, 2009, respectively)	115.0	119.1
Class B exchangeable shares, no par value (issued and outstanding: 19.4 shares and 20.2 shares at March 27, 2010 and December 26, 2009, respectively)	728.7	761.8
Paid-in capital	3,492.2	3,441.5
Retained earnings	2,794.7	2,734.9
Accumulated other comprehensive income	19.2	20.7

Total Molson Coors Brewing Company stockholders' equity	7,151.4	7,079.6
Noncontrolling interests	13.8	13.2

Total equity	7,165.2	7,092.8

Total liabilities and equity	$11,980.5	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
Cash flows from operating activities:
Net income	$105.4	$76.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.0	44.4
Share-based compensation	8.9	3.3
Loss on sale or impairment of properties and intangibles	1.3	—
Deferred income taxes	3.3	(1.6)
Equity income in MillerCoors	(91.0)	(97.1)
Distributions from MillerCoors	91.0	84.0
Equity in net income of unconsolidated affiliates	(2.1)	(1.8)
Excess tax benefits from share-based compensation	(0.5)	(15.2)
Change in current assets and liabilities and other	(34.7)	(91.3)
(Gain) loss from discontinued operations	(42.6)	3.9

Net cash provided by operating activities	86.0	4.8

Cash flows from investing activities:
Additions to properties	(23.0)	(19.6)
Proceeds from sales of properties and intangible assets	1.5	2.1
Investment in MillerCoors	(298.2)	(67.2)
Return of capital from MillerCoors	199.5	—
Deconsolidation of Brewers' Retail, Inc.	—	(26.1)
Trade loan repayments from customers	4.3	3.2
Trade loans advanced to customers	(2.5)	(2.8)

Net cash used in investing activities	(118.4)	(110.4)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.8	1.5
Excess tax benefits from share-based compensation	0.5	15.2
Dividends paid	(44.7)	(36.8)
Payments on long-term debt and capital lease obligations	—	(0.1)
Proceeds from short-term borrowings	3.1	9.6
Payments on short-term borrowings	—	(7.7)
Change in overdraft balances and other	(3.0)	4.8

Net cash used in financing activities	(39.3)	(13.5)

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(71.7)	(119.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.9)	(2.7)
Balance at beginning of year	734.2	216.2

Balance at end of period	$656.6	$94.4

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

1. BASIS OF PRESENTATION

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 26, 2009 ("Annual Report").

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

        The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

        These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in Annual Report. The results of operations for the thirteen week period ended March 27, 2010, are not necessarily indicative of the results that may be achieved for the full fiscal year.

        MCBC follows a 52/53 week fiscal reporting calendar. The first fiscal quarter of 2010 and 2009 consisted of thirteen weeks ending on March 27, 2010 and March 29, 2009, respectively. Fiscal year 2010 consists of 52 weeks ending on December 25, 2010 and fiscal year 2009 consisted of 52 weeks ended December 26, 2009.

        Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, reported results one month in arrears in the accompanying unaudited condensed interim consolidated financial statements.

        MillerCoors follows a monthly reporting calendar. The first quarters of 2010 and 2009 consisted of three months ended March 31, 2010 and March 31, 2009, respectively.

2. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the consolidation of variable interest entities, which requires an enterprise to determine whether its variable interests give it a controlling financial interest. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity requiring consolidation. The guidance was effective for our first quarter ended March 27, 2010. The adoption of this guidance did not impact our financial results. See also Note 4, "INVESTMENTS" for further disclosure of our variable interest entities.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

3. SEGMENT REPORTING

        Our reportable segments consist of Canada, the United States ("U.S.") and the United Kingdom ("U.K.") and our non-reportable segment and other business activities include Molson Coors International ("MCI") and Corporate.

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Canada	$390.2	$324.7
U.K.	255.0	219.4
MCI and Corporate	15.8	14.9

Consolidated	$661.0	$559.0

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Unless otherwise disclosed, intersegment revenues are insignificant and eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Canada	$54.3	$50.0
U.S.	91.0	97.1
U.K.	1.5	2.6
MCI and Corporate	(72.3)	(70.9)

Consolidated	$74.5	$78.8

        The following table sets forth total assets by segment:

	As of
	March 27, 2010	December 26, 2009
	(In millions)
Canada	$6,472.5	$6,402.0
U.S.	2,724.5	2,613.6
U.K.	2,132.1	2,359.8
MCI and Corporate	649.3	635.8
Discontinued operations	2.1	9.9

Total assets	$11,980.5	$12,021.1

4. INVESTMENTS

        The investments included within this Note include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIE's") have been evaluated under authoritative guidance to determine whether we are the primary beneficiary. The VIE's included under Equity Investments are those for which we have concluded that we are not the primary beneficiary and

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

4. INVESTMENTS (Continued)

accordingly account for those investments under the equity method of accounting. The VIE's included under Consolidated Investments are those for which we have concluded that we are the primary beneficiary and accordingly consolidate those investments. We have not provided any financial support to any of our VIE's during the quarter that we were not previously contractually obligated to provide.

        Further, authoritative guidance related to the consolidation of VIE's requires that we continually reassess whether we are the primary beneficiary of VIE's in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.

Equity Investments

MillerCoors

        Summarized financial information for MillerCoors is as follows:

Condensed Balance sheet

	As of
	March 31, 2010	December 31, 2009
	(In millions)
Current assets	$982.6	$808.5
Noncurrent assets	9,041.5	9,025.0

Total assets	$10,024.1	$9,833.5

Current liabilities	$807.1	$885.4
Noncurrent liabilities	$1,254.6	1,278.4

Total liabilities	$2,061.7	2,163.8
Noncontrolling interests	36.9	28.1
Interest attributable to shareholders'	7,925.5	7,641.6

Total liabilities and equity	$10,024.1	$9,833.5

Results of operations

	For the three months ended
	March 31, 2010	March 31, 2009
	(In millions)
Net sales	$1,700.9	$1,715.9
Cost of goods sold	(1,078.6)	(1,049.9)

Gross profit	$622.3	$666.0
Operating income	$212.5	$213.8
Net income attributable to MillerCoors	$208.6	$206.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

4. INVESTMENTS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions, except percentages)
Net income attributable to MillerCoors	$208.6	$206.0
MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	87.6	86.5
MillerCoors accounting policy elections(1)	—	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	2.5	3.0
Share-based compensation adjustment(3)	0.9	0.3

Equity income in MillerCoors	$91.0	$97.1

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

(2)
MCBC's net investment in MillerCoors is based on the carrying values of the net assets it contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both Coors Brewing Company ("CBC") and Miller Brewing Company by approximately $628 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded.

(3)
The net adjustment is to record all stock-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to pre-existing SABMiller equity awards held by Miller employees now employed by MillerCoors.

        During the thirteen weeks ended March 27, 2010, we had $8.5 million of sales of beer to MillerCoors and $2.0 million of purchases of beer from MillerCoors. During the thirteen weeks ended March 29, 2009, we had $10.0 million of sales of beer to MillerCoors and $2.4 million of purchases of beer from MillerCoors.

        For the thirteen weeks ended March 27, 2010, we recorded $0.8 million of service agreement and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors. For the thirteen weeks ended March 29, 2009, we recorded $3.6 million of service agreement and other charges to MillerCoors and $0.3 million of service agreement costs from MillerCoors.

        As of March 27, 2010 and December 26, 2009, we had $3.5 million and $5.4 million net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

4. INVESTMENTS (Continued)

Brewers' Retail Inc.

        BRI, a VIE, is a beer distribution and retail network for the Ontario region of Canada, owned by MCC, Labatt and Sleeman brewers. BRI operates on a break-even basis. MCBC has historically consolidated BRI as its primary beneficiary. Contractual provisions cause our variable interests to fluctuate requiring ongoing evaluations as to primary beneficiary status. Acquisition activity by another BRI owner caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary. As a result, we deconsolidated BRI from our financial statements during the first quarter of 2009.

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

        We are exposed to the risk of funding requirements related to the defined benefit plans of BRI and Brewers' Distributor Ltd. ("BDL"), our equity method distribution joint venture in the Western provinces of Canada, as a result of potential changes in the fair value of the plans' assets and liabilities. Specifically, the fair value of each variable interest entity's plan assets can fluctuate due to changes in the market value of the investments held by the plans, and the plan liabilities can fluctuate due to changes in discount rates and other actuarial assumptions. These fluctuations would result in a change in the plans' funded status and thereby the required contributions of BRI and BDL. Although we are exposed to these changes, we currently expect BRI and BDL to continue to meet the current and future plan funding requirements.

Consolidated Investments

        The following summarizes the assets and results of operations of our consolidated VIEs (including noncontrolling interests). None of our consolidated VIEs held debt as of March 27, 2010 or December 26, 2009.

	For the thirteen weeks ended/As of			As of	For the thirteen weeks ended
				December 26, 2009
	March 27, 2010				March 29, 2009
	Total Assets(1)	Revenues	Pre-tax income	Total Assets(1)	Revenues	Pre-tax income
	(In millions)
BRI(2)	$—	$—	$—	$—	$40.4	$—
Grolsch(3)	$14.2	$6.7	$1.0	$22.7	$7.8	$1.4
Cobra	$31.5	$9.2	$1.4	$32.3	$—	$—
Granville Island	$29.9	$5.2	$0.3	$28.7	$—	$—

(1)
Excludes receivables from the Company.

(2)
The revenues shown for BRI are for the first two months of 2009 as BRI was deconsolidated as of February 28, 2009.

(3)
Substantially all such sales for Grolsch are made to the Company and as such, are eliminated in consolidation.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

5. SHARE-BASED PAYMENTS

        During the first quarter of 2010 and 2009, we recognized share-based compensation related to the following Class B common share awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

        The following table summarizes components of the share-based compensation recorded as expense:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$3.8	$1.1
Tax benefit	(1.1)	(0.3)

After-tax compensation expense	$2.7	$0.8

RSUs and DSUs
Pre-tax compensation expense	$4.0	$2.9
Tax benefit	(1.1)	(0.8)

After-tax compensation expense	$2.9	$2.1

PUs and PSUs
Pre-tax compensation expense	$1.4	$—
Tax benefit	(0.3)	—

After-tax compensation expense	$1.1	$—

Total after-tax compensation expense	$6.7	$2.9

        During the first quarter of 2010, we granted 0.7 million stock options, 0.2 million RSUs and 0.7 million PUs, all of which were outstanding as of March 27, 2010.

        The mark-to-market stock-based compensation expense before tax, related to MCBC share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the thirteen weeks ended March 27, 2010 and March 29, 2009, was $0.4 million and insignificant, respectively. These amounts are included in the table above.

        As of March 27, 2010, there was $46.8 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years. During the thirteen weeks ended March 27, 2010, cash received from stock option exercises was $4.8 million and the total tax benefit to be realized for the tax deductions from these option exercises was $0.5 million.

        On March 15, 2010, the Board of Directors approved the reservation and issuance of 5 million shares of our Class B Common Stock under the terms of the Incentive Compensation Plan, subject to approval of the holders of our Class A Common Stock ("Shareholder Approval"). Shareholder Approval is anticipated to occur at our Annual Meeting of Stockholders scheduled for June 2, 2010. As a result, as of March 27, 2010, we had the ability to grant stock options, SOSARs, RSUs, DSUs, PUs and PSUs with respect to 4.6 million shares of our Class B Common Stock, provided that no shares of Class B Common Stock underlying such stock options, SOSARs, RSUs, DSUs, PUs and PSUs may be issued until Shareholder Approval.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

5. SHARE-BASED PAYMENTS (Continued)

        The following table represents the summary of stock options and SOSARs outstanding as of March 27, 2010, and the activity during the first thirteen weeks of 2010:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 26, 2009	7.4	$37.00	4.94	$271.5
Granted	0.7	$37.63
Exercised	(0.2)	$42.83
Forfeited	—

Outstanding as of March 27, 2010	7.9	$37.12	4.80	$251.9

Excercisable at March 27, 2010	6.0	$35.09	4.04	$49.6

        The total intrinsic value of options exercised during the thirteen weeks ended March 27, 2010 and March 29, 2009 was $4.8 million and $0.3 million, respectively.

        The following table represents non-vested RSUs, PUs and DSUs as of March 27, 2010, and the activity during the first thirteen weeks of 2010:

	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 26, 2009	3.2	$16.60
Granted	0.9	$19.18
Vested	—
Forfeited	—

Non-vested as of March 27, 2010	4.1	$16.96

        The fair values of each option granted in the first quarter of 2010 and the second quarter of 2009, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirteen Weeks Ended	For the Thirteen and Twenty-Six Weeks Ended
	March 27, 2010	June 28, 2009(1)
Risk-free interest rate	2.96%	2.46%
Dividend yield	2.22%	2.28%
Volatility range	27.2% - 29.5%	28.7% - 28.9%
Weighted-average volatility	27.86%	28.88%
Expected term (years)	5.0 - 7.0	5.0 - 7.0
Weighted-average fair market value(2)	$10.97	$10.33

(1)
The 2009 annual stock option grant occurred in the second quarter of 2009, therefore for comparative purposes the assumptions for the twenty-six weeks ended June 28, 2009 are presented above.

(2)
Value relates to options granted for the thirteen and twenty-six weeks ended June 28, 2009 and the thirteen weeks ended March 27, 2010.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

5. SHARE-BASED PAYMENTS (Continued)

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

        Our expected term represents the period of time that options granted are expected to be outstanding based on historical option exercise activity and employee post-vesting cancellations within the valuation model. Separate groups of employees with differing historical exercise behavior were segregated for valuation purposes. The weighted-average expected term for all employee groups is presented in the table above. Our valuation model assumes that dividends and our share price increase in line with earnings, resulting in a constant dividend yield. The risk-free interest rate for periods during the expected term of the options is based on the yield on a U.S. Treasury zero-coupon bond of comparable duration.

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

6. UNUSUAL OR INFREQUENT ITEMS

        We have incurred charges or gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below summarizes special items recorded by program:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries(1)	$0.7	$2.8
Ontario Retiree Pension incentive(1)	1.2	—
Pension curtailment(2)	—	5.3
U.K.
Restructuring charge(3)	0.9	0.9
Other(4)	(0.3)	—
MCI and Corporate
Loss on change in control agreements for Coors executives(5)	—	0.6
Costs associated with outsourcing and other strategic initiatives(6)	0.1	0.6

Total special items	$2.6	$10.2

(1)
During the first quarters of 2010 and 2009, the Canada segment recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

  Montreal and Edmonton breweries. During the fourth quarter of 2009, the Toronto Brewery Union ratified a Collective Bargaining Agreement with Molson Coors Canada. The agreement includes changes to the Ontario-Atlantic Hourly Defined Benefit pension plan including special termination benefits. During the first quarter of 2010, Molson Coors Canada recognized $1.2 million of special termination benefits related to these changes.

(2)
In the first quarter of 2009, the Canada segment recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S.

(3)
During the first quarters of 2010 and 2009, the U.K. segment recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions.

(4)
During the first quarter of 2010, the U.K. segment recognized a gain due to the release of an accrual of $0.3 million related to a potential repayment of a government grant.

(5)
Special items for the first quarter of 2009 include costs associated with adjusting to the floor provided on the exercise price of stock options held by former Adolph Coors Company ("Coors") officers who left the Company under change in control agreements following the merger between Coors and Molson, Inc. ("Molson") in 2005 which expired during the first quarter of 2010.

(6)
During the first thirteen weeks of 2009, MCI and Corporate recognized costs associated with other strategic initiatives.

        The table below summarizes the activity in the restructuring accruals:

	Severance and other employee-related costs
	Canada	U.K.
	(In millions)
Balance at December 26, 2009	$0.6	$2.3
Charges incurred	—	0.9
Payments made	(0.1)	(1.6)
Foreign currency and other adjustments	—	(0.2)

Balance at March 27, 2010	$0.5	$1.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

7. OTHER INCOME AND EXPENSE

        The table below summarizes other income and expense:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Loss from Foster's swap(1)	$(6.9)	$(21.4)
(Losses) gains from other foreign exchange and derivative activity	(2.2)	1.6
Losses on non-operating leases, net	(0.2)	(0.2)
Equity in income of unconsolidated affiliates, net	—	1.6
Other, net	0.7	(0.1)

Other expense, net	$(8.6)	$(18.5)

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer (see Note 13 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"). This amount represents the net loss recognized on the mark-to-market adjustment on the fair value of the swap.

8. DISCONTINUED OPERATIONS

        In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. During the first quarter of 2009, we recognized a loss of $3.9 million from discontinued operations associated with changes in estimates of the carrying value of the indemnity related liabilities, foreign exchange gains and losses, and accretion expense related to indemnities we provided to FEMSA with regard to contingent tax and other liabilities, which are discussed further in Note 15 "COMMITMENTS AND CONTINGENCIES."

9. INCOME TAX

        Our effective tax rate for the first quarter of 2010 was approximately 16%. We anticipate that our 2010 full year effective tax rate will be in the range of 18% to 22%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to various discrete items in the first quarter of 2010.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. We note that there are proposed or pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

        As of December 26, 2009, we had $71.5 million of uncertain tax benefits. Since December 26, 2009, uncertain tax benefits increased by $2.8 million. This addition is net of increases due to additional uncertain tax benefits and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax benefits during the first quarter of 2010. This results in a total uncertain tax benefit of $74.3 million as of March 27, 2010. Within the next

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

9. INCOME TAX (Continued)

12 months, the Company expects to recognize approximately $1 million to $4 million of income tax expense related to uncertain tax positions.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. Tax years through 2007 are closed or have been effectively settled through examination in the U.S. and the U.K. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax year 2005 is currently under examination in Canada.

10. EARNINGS PER SHARE ("EPS")

        Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, PSUs and DSUs, calculated using the treasury stock method.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions, except per share amounts)
Amounts attributable to MCBC
Income from continuing operations, net of tax	$62.0	$79.6
Income (loss) from discontinued operations, net of tax	42.6	(3.9)

Net income attributable to MCBC	$104.6	$75.7

Weighted average shares for basic EPS	185.5	183.8
Effect of dilutive securities:
Options, LOSARs and SOSARs	0.9	0.8
RSUs, PUs and DSUs	0.8	0.3

Weighted average shares for diluted EPS	187.2	184.9

Basic income (loss) per share:
Continuing operations attributable to MCBC	$0.33	$0.43
Discontinued operations attributable to MCBC	0.23	(0.02)

Net income attributable to MCBC	$0.56	$0.41

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$0.33	$0.43
Discontinued operations attributable to MCBC	0.23	(0.02)

Net income attributable to MCBC	$0.56	$0.41

Dividends declared and paid per share	$0.24	$0.20

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Stock options, SOSARs and RSUs(1)	1.0	0.5
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5
Warrants to issue Class B common shares(2)	10.5	10.5

	22.0	21.5

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

        We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

11. GOODWILL AND INTANGIBLE ASSETS

        The following summarizes the change in goodwill for the thirteen weeks ended March 27, 2010 (in millions):

Balance at December 26, 2009	$1,475.0
Foreign currency translation	(32.9)
Other	1.4

Balance at March 27, 2010	$1,443.5

        Goodwill was attributed to our reportable segments as follows:

	As of
	March 27, 2010	December 26, 2009
	(In millions)
Canada	$737.6	$720.7
United Kingdom	705.9	754.3

Consolidated	$1,443.5	$1,475.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of March 27, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$289.3	$(141.6)	$147.7
Distribution rights	2 - 23	339.1	(202.6)	136.5
Patents and technology and distribution channels	3 - 10	33.4	(21.9)	11.5
Intangible assets not subject to amortization:
Brands	Indefinite	3,293.9	—	3,293.9
Distribution networks	Indefinite	985.4	—	985.4
Other	Indefinite	15.5	—	15.5

Total		$4,956.6	$(366.1)	$4,590.5

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.5	$(140.1)	$153.4
Distribution rights	2 - 23	334.4	(194.3)	140.1
Patents and technology and distribution channels	3 - 10	35.8	(22.4)	13.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,248.8	—	3,248.8
Distribution networks	Indefinite	963.5	—	963.5
Other	Indefinite	15.5	—	15.5

Total		$4,891.5	$(356.8)	$4,534.7

        The changes in the gross carrying amounts of intangibles from December 26, 2009 to March 27, 2010, are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

        Based on foreign exchange rates as of March 27, 2010, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2010—remaining	$33.0
2011	$42.7
2012	$30.7
2013	$30.2
2014	$30.2

        Amortization expense of intangible assets was $11.0 million and $9.3 million for the thirteen weeks ended March 27, 2010 and March 29, 2009, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We perform the required

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

impairment testing during the third quarter annually. No impairment losses were included in the goodwill balances as of March 27, 2010 or December 26, 2009.

12. DEBT

        The table below summarizes total debt:

	As of
	March 27, 2010	December 26, 2009
	(In millions)
Senior notes:
U.S. $850 million 6.375% due 2012	$44.6	$44.6
U.S. $300 million 4.85% due 2010	300.0	300.0
CAD $900 million 5.0% due 2015	876.7	857.2
U.S. $575 million convertible debt 2.5% due 2013(1)	575.0	575.0
Less: unamortized debt discounts and other(2)	(59.7)	(63.8)

Total long-term debt (including current portion)	1,736.6	1,713.0
Less: current portion of long-term debt	(300.0)	(300.3)

Total long-term debt	$1,436.6	$1,412.7

Total fair value	$1,875.7	$1,913.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to customary adjustments for certain events and provisions, as defined in the indenture. As a result of increases to our Class B common stock dividend levels in both 2008 and 2009, the conversion price and conversion ratio associated with the notes were $54.17 per share and 18.4603 shares, respectively, as of March 27, 2010. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
In May 2008, the FASB issued authoritative guidance that requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. During the 13 weeks ended March 27, 2010 and March 29, 2009, we incurred additional non-cash interest expense of $4.2 million and $4.0 million, respectively. We also incurred interest expense related to the 2.5% coupon rate of $3.6 million for both thirteen week periods ended March 27, 2010 and March 29, 2009. The combination of non-cash and cash interest resulted in an effective interest rate of 6.06% and 6.12% for the thirteen weeks ended March 27, 2010 and March 29, 2009, respectively. As of March 27, 2010 and December 26, 2009, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of March, 27, 2010 and December 26, 2009, $59.1 and $63.2 million respectively of the unamortized debt discount and other balance relates to our $575 million convertible debt. We expect the unamortized discount to continue to amortize throughout 2010 and through 2013 resulting in non-cash interest expense of approximately $16 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $0.6 million as of quarter end and year-end, respectively, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Our risk management and derivative accounting policies are presented in our Annual Report and did not significantly change during the first quarter of 2010.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of March 27, 2010 and December 26, 2009 these adjustments resulted in deferred net gains in accumulated other comprehensive income ("AOCI") of $3.7 million and $3.3 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 27, 2010 and December 26, 2009.

		Fair Value Measurements at March 27, 2010 Using
	Total carrying value at March 27, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(438.6)	$—	$(438.6)	$—
Forward starting interest rate swaps	4.3	—	4.3	—
Foreign currency forwards	(13.3)	—	(13.3)	—
Commodity swaps	(2.2)	—	(2.2)	—
Total return swaps	(4.2)	—	(4.2)	—

Derivatives, net	$(454.0)	$—	$(454.0)	$—

		Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(413.0)	$—	$(413.0)	$—
Forward starting interest rate swaps	6.3	—	6.3	—
Foreign currency forwards	(8.5)	—	(8.5)	—
Commodity swaps	(0.9)	—	(0.9)	—
Total return swaps	(1.8)	—	(1.8)	—

Total	$(417.9)	$—	$(417.9)	$—

        As of March 27, 2010, we had no significant transfers in or out of Level 1, 2 or 3. New derivative contracts transacted during the quarter are all included in Level 2.

Results of Period Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet as of March 27, 2010 and December 26, 2009 and the Condensed

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Consolidated Statement of Operations for the thirteen weeks ended March 27, 2010 and March 29, 2009.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of March 27, 2010
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,874.1	Other current assets	$—	Accrued expenses	$(53.7)
		Other assets	—	Long term derivative liability	(384.9)
Forward starting interest rate swaps	USD 194.8	Other current assets	4.3	Accrued expenses	—
Foreign currency forwards	USD 428.0	Other current assets	2.5	Accrued expenses	(7.9)
		Other assets	0.6	Long term derivative liability	(8.5)
Commodity swaps	Gigajoules 2.0	Other current assets	—	Accrued expenses	(1.7)
		Other assets	—	Long term derivative liability	(0.5)

Total derivatives designated as hedging instruments			$7.4		$(457.2)

Derivatives not designated as hedging instruments:
Total return swap	AUD 496.5	Other current assets	$9.7	Accrued expenses	$(13.9)

Total derivatives not designated as hedging instruments			$9.7		$(13.9)

	As of December 26, 2009
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,992.4	Other current assets	$—	Accrued expenses	$(46.9)
		Other assets	—	Long term derivative liability	(366.1)
Forward starting interest rate swaps	USD 190.5	Other current assets	6.3	Accrued expenses	—
Foreign currency forwards	USD 339.3	Other current assets	4.6	Accrued expenses	(6.1)
		Other assets	1.1	Long term derivative liability	(8.1)
Commodity swaps	Gigajoules 1.2	Other current assets	—	Accrued expenses	(0.9)

Total derivatives designated as hedging instruments			$12.0		$(428.1)

Derivatives not designated as hedging instruments:
Total return swap	AUD 496.5	Other current assets	$—	Accrued expenses	$(1.8)

Total derivatives not designated as hedging instruments			$—		$(1.8)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

Cash Flow Hedges

For the Thirteen Weeks Ended March 27, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$8.3	Other income (expense), net	$(25.2)	Other income (expense), net	$—
		Interest expense, net	(2.6)	Interest expense, net	—
Forward starting interest rate swaps	(2.2)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(4.5)	Other income (expense), net	(1.3)	Other income (expense), net	—
		Cost of goods sold	(0.7)	Cost of goods sold	—
		Marketing and general administrative expenses	—	Marketing and general administrative expenses	—
Commodity swaps	(1.4)	Cost of goods sold	(0.5)	Cost of goods sold	—

Total	$0.2		$(30.3)		$—

For the Thirteen Weeks Ended March 29, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps	$(5.9)	Other income (expense), net	$18.7	Other income (expense), net	$—
		Interest expense, net	(0.2)	Interest expense, net	—
Foreign currency forwards	(2.2)	Other income (expense), net	2.7	Other income (expense), net	—
		Cost of goods sold	5.3	Cost of goods sold	—
Commodity swaps	(1.0)	Cost of goods sold	(0.7)	Cost of goods sold	—

Total	$(9.1)		$25.8		$—

Note: Amounts recognized in AOCI are gross of taxes.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Other Derivatives (in millions)

For the Thirteen Weeks Ended March 27, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$(6.9)

		$(6.9)

For the Thirteen Weeks Ended March 29, 2009
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$(21.4)
Physical commodity contracts	Cost of goods sold	(0.8)

		$(22.2)

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

        We sponsor defined benefit retirement plans in Canada, the U.K. and the U.S. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended March 27, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.3	$—	$—	$4.3
Interest cost	17.8	0.1	29.4	47.3
Expected return on plan assets	(17.4)	—	(27.8)	(45.2)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.1	3.4
Less expected participant contributions	(0.5)	—	—	(0.5)

Net periodic pension cost	$4.7	$0.1	$4.7	$9.5

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.3	—	—	2.3
Amortization of prior service benefit	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$2.0	$—	$—	$2.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Thirteen Weeks Ended March 29, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.5	$—	$1.1	$5.6
Interest cost	19.6	0.1	24.7	44.4
Expected return on plan assets	(19.1)	—	(28.1)	(47.2)
Amortization of prior service cost	0.4	—	—	0.4
Amortization of net actuarial loss	0.1	0.2	—	0.3
Less expected participant contributions	(0.4)	—	(0.1)	(0.5)
Curtailment loss	5.3			5.3

Net periodic pension cost (benefit)	$10.4	$0.3	$(2.4)	$8.3

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.2	$—	$—	$1.2
Interest cost on projected benefit obligation	2.7	0.1	—	2.8
Amortization of prior service benefit	(0.4)	—	—	(0.4)
Amortization of net actuarial gain	(0.2)	—	—	(0.2)

Net periodic postretirement benefit cost	$3.3	$0.1	$—	$3.4

        See Note 4 "INVESTMENTS" for a discussion of the deconsolidation of BRI during the first quarter of 2009, which reduced the carrying values of pension and postretirement benefits on the condensed consolidated balance sheet.

        During the first quarter of 2010, employer contributions paid to the defined benefit plans for Canada and the U.K. were $11.7 million and $0.8 million, respectively. There were no contributions to the U.S. plan in the first quarter. Expected total fiscal year 2010 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $43 million.

15. COMMITMENTS AND CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 8 "DISCONTINUED OPERATIONS," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

        We provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We generally classify such purchased tax credits into two categories.

        During 2009, FEMSA entered into a Brazilian tax amnesty program which substantially reduced penalties, interest, and attorneys' fees owed by Kaiser to the government for the first category of purchased tax credits. In 2009, we had provided consent to FEMSA to enter into the amnesty program but had not agreed to an indemnity amount owed to FEMSA related to the indemnity for these tax credits.

        During the first quarter of 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for this first category of purchased credits. This favorable settlement involves a cash payment of $96.0 million, and eliminates $284.5 million of maximum potential tax claims of which $131.2 million

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment of the settlement agreement was made in the first week of the second quarter of 2010.

        The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $243.1 million as of March 27, 2010.

        As of the end of the quarter, a portion of our indemnity obligations are considered probable losses, recorded as current liabilities in an amount of $104.9 million at March 27, 2010 which includes $96.0 million related to the settlement with FEMSA discussed above. Including the portion of the liabilities not deemed to be probable, of $22.0 million, our total estimate of the indemnity liability associated with the purchased tax credits as of March 27, 2010 was $118.0 million, $108.3 million of which was classified as a current liability and $9.7 million of which was classified as non-current. Primarily as a result of the aforementioned settlement, we reduced our estimated liability and realized a gain of $42.6 million during the quarter, which is reflected in discontinued operations.

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

        Additionally, we also provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.3 million as of March 27, 2010, which is classified as non-current.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 26, 2009, through March 27, 2010:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 26, 2009	$154.6	$9.5	$164.1
Changes in estimates	(32.3)	0.1	(32.2)
Foreign exchange transaction impact	(4.3)	(0.3)	(4.6)

Balance at March 27, 2010	$118.0	$9.3	$127.3

Guarantees

        MCBC guarantees indebtedness and other obligations to banks and other third parties for some of its equity investments and consolidated subsidiaries. Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $101.5 million and $99.2 million as of March 27, 2010 and December 26, 2009, respectively, related to such guarantees.

Litigation and Other Disputes

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which granted certiorari and agreed to hear the merits of Molson's appeal during the fourth quarter of fiscal year 2009. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court of the State of Rio de Janeiro regarding these procedural irregularities (during the fourth quarter of fiscal year 2009, Molson's procedural appeal was denied). Following the state trial court's procedural ruling, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million, plus attorneys' fees and interest. That judgment was rendered during the third quarter of 2009. Molson appealed the judgment to the Appellate Court of the State of Rio de Janeiro. During the fourth quarter, the appellate court considering Molson's appeal from the judgment directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the appelate court granted Molson's appeal and vacated the $42 million judgment. The appelate court remanded the proceeding to the trial court and ordered that court to select a different expert. The appelate court furthermore directed the trial court to use specific criteria in setting damages, the effect of which would be to substantially reduce the award. Molson has filed for clarification as to the precise criteria to be used. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

        In March 2009, BRI, which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although notice of the lawsuit was provided in March, the lawsuit has not been formally commenced. The same plaintiffs filed a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failing to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

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

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at March 27, 2010, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of March 27, 2010. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

Other

        In October 2006 we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s prior to the merger with Coors, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We have accrued $0.2 million, which represents our estimable loss at this time. Potential losses associated with the Cooper Drum site could increase as remediation planning progresses.

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We have accrued $4.5 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

16. COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009
	(In millions)
Net income	$105.4	$76.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	10.5	(64.7)
Amortization of net prior service costs and net actuarial losses, net of tax	(1.8)	12.5
Unrealized (loss) gain on derivative instruments, net of tax	(1.2)	8.2
Reclassification adjustment on derivative instruments, net of tax	1.4	(14.5)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss), net of tax(1)	(7.4)	(3.8)

Total other comprehensive income (loss), net of tax	1.5	(62.3)

Comprehensive income	106.9	13.9
Less: Comprehensive income attributable to the noncontrolling interest	(0.8)	(0.5)

Comprehensive income attributable to MCBC	$106.1	$13.4

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, reported net of our effective tax rate.

17. SUPPLEMENTAL GUARANTOR INFORMATION

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

        On September 22, 2005, the 2005 Issuers completed a public offering of USD $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers' ability to obtain cash for the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

        On June 30, 2008, Molson Canada 2005, an indirect wholly owned subsidiary of MCBC, guaranteed the obligations of MCBC under the credit facility dated as of March 2, 2005. As a result of such guarantee, Molson Canada 2005 became a guarantor under the following (i) the indenture related to the Senior notes dated as of May 7, 2002 and as supplemented; (ii) the indenture related to the Senior notes dated September 22, 2005 and as supplemented; and (iii) the indenture related to the Senior convertible notes dated June 15, 2007 and as supplemented. This change was effective for our 2008 third quarter and was reflected accordingly with the appropriate reclassifications to the prior period condensed consolidated financial statements.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen weeks ended March 27, 2010, and March 29, 2009; Condensed Consolidating Balance Sheets as of March 27, 2010, and December 26, 2009; and Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended March 27, 2010 and March 29, 2009. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the 2002, 2005 and 2007 Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

        Consolidated stockholders' equity is equal to that of MCBC and of Molson Coors Canada, Inc., which is a Subsidiary Non-Guarantor. Molson Coors Canada, Inc. is the issuer of exchangeable shares, which former Molson shareholders received in the merger between Coors and Molson in 2005.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$11.1	$—	$493.1	$442.8	$—	$947.0
Excise taxes	—	—	—	(118.1)	(167.9)	—	(286.0)

Net sales	—	11.1	—	375.0	274.9	—	661.0
Cost of goods sold	—	(11.0)	—	(210.4)	(183.0)	—	(404.4)
Equity in subsidiary earnings (loss)	151.0	(29.1)	112.6	—	—	(234.5)	—

Gross profit	151.0	(29.0)	112.6	164.6	91.9	(234.5)	256.6
Marketing, general and administrative expenses	(31.9)	(8.8)	—	(107.4)	(89.4)	—	(237.5)
Special items, net	(0.1)	—	—	11.5	(14.0)	—	(2.6)
Equity income in MillerCoors	—	91.0	—	—	—	—	91.0

Operating income (loss)	119.0	53.2	112.6	68.7	(11.5)	(234.5)	107.5
Interest (expense) income, net	(8.2)	(1.2)	(14.9)	(2.1)	2.0	—	(24.4)
Other expense, net	(6.9)	(1.5)	(0.1)	—	(0.1)	—	(8.6)

Income (loss) from continuing operations before income taxes	103.9	50.5	97.6	66.6	(9.6)	(234.5)	74.5
Income tax benefit (expense)	0.7	(11.9)	(10.7)	2.6	7.6	—	(11.7)

Income (loss) from continuing operations	104.6	38.6	86.9	69.2	(2.0)	(234.5)	62.8
Income from discontinued operations, net of tax	—	—	—	—	42.6	—	42.6

Net income	104.6	38.6	86.9	69.2	40.6	(234.5)	105.4
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.8)	—	(0.8)

Net income attributable to MCBC	$104.6	$38.6	$86.9	$69.2	$39.8	$(234.5)	$104.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$—	$13.0	$—	$409.4	$401.8	$—	$824.2
Excise taxes	—	—	—	(96.2)	(169.0)	—	(265.2)

Net sales	—	13.0	—	313.2	232.8	—	559.0
Cost of goods sold	—	(12.1)	—	(177.7)	(156.3)	—	(346.1)
Equity in subsidiary earnings (loss)	299.9	(106.1)	186.1	—	—	(379.9)	—

Gross profit (loss)	299.9	(105.2)	186.1	135.5	76.5	(379.9)	212.9
Marketing, general and administrative expenses	(15.7)	(11.7)	—	(85.8)	(69.4)	—	(182.6)
Special items, net	(1.2)	—		(8.1)	(0.9)		(10.2)
Equity income in MillerCoors	—	97.1	—	—	—	—	97.1

Operating income (loss)	283.0	(19.8)	186.1	41.6	6.2	(379.9)	117.2
Interest (expense) income, net	(8.2)	(0.1)	(12.6)	(0.1)	1.1	—	(19.9)
Other (expense) income, net	(21.7)	2.4	—	(0.2)	1.0	—	(18.5)

Income (loss) from continuing operations before income taxes	253.1	(17.5)	173.5	41.3	8.3	(379.9)	78.8
Income tax (expense) benefit	(177.4)	131.1	(140.5)	57.7	130.4	—	1.3

Income from continuing operations	75.7	113.6	33.0	99.0	138.7	(379.9)	80.1
Loss from discontinued operations, net of tax	—	—	—	—	(3.9)	—	(3.9)

Net income	75.7	113.6	33.0	99.0	134.8	(379.9)	76.2
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.5)	—	(0.5)

Net income attributable to MCBC	$75.7	$113.6	$33.0	$99.0	$134.3	$(379.9)	$75.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 27, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$323.3	$—	$0.1	$180.8	$152.4	$—	$656.6
Accounts receivable, net	3.0	1.5	—	179.6	271.7	—	455.8
Other receivables, net	30.2	40.5	4.6	45.7	90.2	—	211.2
Total inventories, net	—	—	—	143.7	80.8	—	224.5
Other assets, net	7.6	0.3	—	41.8	25.4	—	75.1
Deferred tax assets	(18.3)	17.4	—	—	0.9	—	—
Discontinued operations	—	—	—	—	2.1	—	2.1

Total current assets	345.8	59.7	4.7	591.6	623.5	—	1,625.3
Properties, net	34.3	7.3	—	785.6	435.3	—	1,262.5
Goodwill		11.4	—	344.8	1,087.3	—	1,443.5
Other intangibles, net		41.9	—	4,183.5	365.1	—	4,590.5
Investment in MillerCoors		2,724.5	—	—	—	—	2,724.5
Net investment in and advances to subsidiaries	6,322.6	(1,804.2)	5,401.4	—	—	(9,919.8)	—
Deferred tax assets	51.5	(19.1)	100.7	12.1	29.6	—	174.8
Other assets	5.8	13.3	3.3	50.7	86.3	—	159.4

Total assets	$6,760.0	$1,034.8	$5,510.1	$5,968.3	$2,627.1	$(9,919.8)	$11,980.5

Liabilities and equity
Current liabilities:
Accounts payable	$5.6	$4.1	$—	$48.2	$126.6	$—	$184.5
Accrued expenses and other liabilities	32.5	24.8	47.2	304.3	287.3	—	696.1
Deferred tax liability	88.9	—	—	—	95.6	—	184.5
Short-term borrowings and current portion of long-term debt	—	—	300.0	—	—	—	300.0
Discontinued operations	—	—	—	—	112.0	—	112.0

Total current liabilities	127.0	28.9	347.2	352.5	621.5	—	1,477.1
Long-term debt	515.9	45.2	875.4	—	0.1	—	1,436.6
Deferred tax liability	(16.8)	16.8	—	—	446.0	—	446.0
Other liabilities	7.0	28.8	—	823.4	578.2	—	1,437.4
Discontinued operations	—	—	—	—	18.2	—	18.2

Total liabilities	633.1	119.7	1,222.6	1,175.9	1,664.0	—	4,815.3
Total MCBC stockholders' equity	6,126.9	915.1	4,287.5	4,792.4	949.3	(9,919.8)	7,151.4
Noncontrolling interests	—	—	—	—	13.8	—	13.8

Total equity	6,126.9	915.1	4,287.5	4,792.4	963.1	(9,919.8)	7,165.2

Total liabilities and equity	$6,760.0	$1,034.8	$5,510.1	$5,968.3	$2,627.1	$(9,919.8)	$11,980.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2
Accounts receivable, net	3.6	4.1	—	201.7	357.3	—	566.7
Other receivables, net	16.2	27.4	5.2	23.2	78.5	—	150.5
Total inventories, net	—	—	—	145.1	91.1	—	236.2
Other assets, net	4.0	1.0	—	32.0	28.3	—	65.3
Deferred tax assets	(18.3)	17.4	—	(0.1)	1.0	—	—
Discontinued operations	—	—	—	—	9.9	—	9.9

Total current assets	398.3	49.9	5.3	576.9	732.4	—	1,762.8
Properties, net	35.8	7.3	—	779.0	470.4	—	1,292.5
Goodwill	—	11.4	—	342.8	1,120.8	—	1,475.0
Other intangibles, net	—	44.5	—	4,117.7	372.5	—	4,534.7
Investment in MillerCoors	—	2,613.6	—	—	—	—	2,613.6
Net investment in and advances to subsidiaries	6,360.2	(1,491.5)	5,286.1	(25.0)	25.0	(10,154.8)	—
Deferred tax assets	47.7	(15.1)	100.7	15.1	29.5	—	177.9
Other assets	6.4	13.5	4.0	49.8	90.9	—	164.6

Total assets	$6,848.4	$1,233.6	$5,396.1	$5,856.3	$2,841.5	$(10,154.8)	$12,021.1

Liabilities and equity
Current liabilities:
Accounts payable	$5.7	$0.8	$—	$48.4	$155.4	$—	$210.3
Accrued expenses and other liabilities	39.6	14.7	52.2	311.6	326.9	—	745.0
Deferred tax liability	88.9	—	—	—	78.2	—	167.1
Short-term borrowings and current portion of long-term debt	—	0.3	300.0	—	—	—	300.3
Discontinued operations	—	—	—	—	158.2	—	158.2

Total current liabilities	134.2	15.8	352.2	360.0	718.7	—	1,580.9
Long-term debt	511.8	45.0	856.0	—	(0.1)	—	1,412.7
Deferred tax liability	(16.8)	16.8	—	—	468.0	—	468.0
Other liabilities	6.4	82.4	—	747.3	611.9	—	1,448.0
Discontinued operations	—	—	—	—	18.7	—	18.7

Total liabilities	635.6	160.0	1,208.2	1,107.3	1,817.2	—	4,928.3
Total MCBC stockholders' equity	6,212.8	1,073.7	4,187.9	4,749.0	1,011.0	(10,154.8)	7,079.6
Noncontrolling interests	—	(0.1)	—	—	13.3	—	13.2

Total equity	6,212.8	1,073.6	4,187.9	4,749.0	1,024.3	(10,154.8)	7,092.8

Total liabilities and equity	$6,848.4	$1,233.6	$5,396.1	$5,856.3	$2,841.5	$(10,154.8)	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(52.0)	$27.0	$(38.6)	$152.9	$(3.3)	$86.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(0.5)	—	—	(7.6)	(14.9)	(23.0)
Proceeds from sales of properties and intangible assets, net	—	—	—	0.3	1.2	1.5
Investment in MillerCoors	—	(298.2)	—	—	—	(298.2)
Return of capital from MillerCoors	—	199.5	—	—	—	199.5
Trade loan repayments from customers	—	—	—	—	4.3	4.3
Trade loans advanced to customers	—	—	—	—	(2.5)	(2.5)

Net cash used in investing activities	(0.5)	(98.7)	—	(7.3)	(11.9)	(118.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	4.8	—	—	—	—	4.8
Excess tax benefits from share-based compensation	0.5	—	—	—	—	0.5
Dividends paid	(39.2)	—	—	—	(5.5)	(44.7)
Proceeds from short-term borrowings	—	—	—	—	3.1	3.1
Change in overdraft balances and other	—	—	—	—	(3.0)	(3.0)
Net activity in investments and advances (to) from subsidiaries	16.9	71.7	38.6	(144.0)	16.8	—

Net cash (used in) provided by financing activities	(17.0)	71.7	38.6	(144.0)	11.4	(39.3)

CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(69.5)	—	—	1.6	(3.8)	(71.7)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	4.2	(10.1)	(5.9)
Balance at beginning of year	392.8	—	0.1	175.0	166.3	734.2

Balance at end of period	$323.3	$—	$0.1	$180.8	$152.4	$656.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(53.5)	$65.2	$(27.3)	$47.7	$(27.3)	$4.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.5)		—	(6.6)	(8.5)	(19.6)
Proceeds from sales of properties and intangible assets, net	1.2	—	—		0.9	2.1
Investment in MillerCoors	—	(67.2)	—	—		(67.2)
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)		(26.1)
Trade loan repayments from customers	—	—	—	—	3.2	3.2
Trade loans advanced to customers	—		—	—	(2.8)	(2.8)

Net cash used in investing activities	(3.3)	(67.2)	—	(32.7)	(7.2)	(110.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	1.5	—	—	—	—	1.5
Excess tax benefits from share-based compensation	15.2	—	—	—	—	15.2
Dividends paid	(32.1)	—	—	—	(4.7)	(36.8)
Proceeds from issuance of short-term debt					1.7	1.7
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	—	(0.1)
Proceeds from short-term borrowings	—	—	—	2.7	5.2	7.9
Payments on short-term borrowings	—	—	—	(2.6)	(5.1)	(7.7)
Change in overdraft balances and other	3.4	—	—	8.4	(7.0)	4.8
Net activity in investments and advances (to) from subsidiaries	47.7	1.8	27.3	(45.1)	(31.7)	—

Net cash provided by (used in) financing activities	35.7	1.8	27.3	(36.7)	(41.6)	(13.5)

CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	(21.1)	(0.2)	—	(21.7)	(76.1)	(119.1)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	(0.5)	(2.7)
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	216.2

Balance at end of period	$63.8	$0.2	$0.1	$0.2	$30.1	$94.4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.

        Unless otherwise noted in this report, any description of we, us or our includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors", elsewhere throughout this report, in our Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission ("SEC"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Financial Highlights

        Pretax and after-tax underlying income and free cash flow and underlying free cash flow should be viewed as supplements to—not substitutes for—our results of operations presented on the basis of accounting principles generally accepted in the United States. Our management uses underlying income and free cash flow and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, free cash flow and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to items such as special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure.

First quarter 2010 highlights

        Worldwide beer volume for MCBC declined 3.8% from a year ago, driven by industry weakness in the United States ("U.S.") and United Kingdom ("U.K."), as well as our pricing strategy in the U.K. On the bottom line, income from continuing operations attributable to MCBC net of tax of $62.0 million, or $0.33 per diluted share, decreased 22.1% from a year ago, while underlying after-tax income of $69.7 million, or $0.37 per diluted share, decreased 29.5% from a year ago, due to lower volume, higher marketing, general and administrative expense, and a higher effective tax rate this year.

        It is important to note that our first quarter underlying income excludes some non-core gains, losses and expenses, primarily related to a sale of non-core real estate, changes in the value of our cash-settled total-return swap with respect to Fosters, Inc. ("Fosters"), MillerCoors integration costs, as well as net special charges of $2.6 million.

Regional highlights:

  •
  In our Canada segment, earnings before income taxes in local currency and underlying pretax income in local currency declined 10 and 14 percent, respectively, from a year ago. In U.S. dollars, Canada earnings before income taxes and underlying pretax income increased by 8.6 percent to $54.3 million and decreased by 3.3% to $56.2 million from a year ago, respectively, which reflects the $8 million and $9 million benefit of a 21% year-over-year increase in the Canadian dollar versus the U.S. dollar, respectively. The local currency results exclude the year-over-year impact of foreign currency hedges of CAD $4.9 million in Other Income, as it is meaningful to consider those hedges only when viewing the Canada segment in U.S. dollars. Strong volume and operations cost reductions in the quarter were more than offset by cycling lower levels of price discounting a year ago, along with higher sales and overhead costs this year. Our prior-year results included overhead cost reductions, favorable impacts from consolidating the beer stores in Ontario and equity income from our interest in the Montreal Canadiens hockey club. These prior-year impacts, which did not reoccur this year, accounted for more than 70% of the decline in first quarter Canada local currency income.

  •
  In our U.K. segment, earnings before income taxes and underlying pretax income of $1.5 million and $2.1 million, respectively, represent decreases of $1.1 million and $1.4 million, respectively, from a year ago, due to a $7.1 million non-cash increase in defined-benefit pension expense. If we exclude the first quarter increase in pension expense, our U.K. earnings before income taxes and underlying pretax income would have been $8.6 million and $9.2 million, respectively, more than double compared to first quarter last year, driven by positive benefits of continuing to leverage our contract brewing arrangement, brand-building efforts, and strong pricing. Our first quarter U.K. results include only minimal impact from foreign exchange movements.

  •
  In our U.S. segment, equity income in MillerCoors decreased 6.3% to $91.0 million, while underlying equity income in MillerCoors increased 0.4% to $94.6 million in the first quarter, driven by favorable U.S. pricing and delivery of cost savings, which were offset by soft volumes, cost deleverage and commodity price pressures.

        See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

        The following table provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen weeks ended
	March 27, 2010	March 29, 2009	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	3.755	3.895	(3.6)%
Net sales	$661.0	$559.0	18.2%
Income attributable to MCBC from continuing operations, net of tax	$62.0	$79.6	(22.1)%
Adjustments:
Special items	2.6	10.2	(74.5)%
42% of MillerCoors specials	3.6	4.4	(18.2)%
MillerCoors accounting elections	—	(7.3)	N/M
Gain on sale of non-core real estate	(0.5)	—	N/M
Foster's total return swap	6.9	21.4	(67.8)%
Tax effect on special items	(4.9)	(9.5)	(48.4)%

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$69.7	$98.8	(29.5)%
Income attributable to MCBC per diluted share from continuing operations	$0.33	$0.43	(23.3)%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuting operations	$0.37	$0.53	(30.2)%

N/M
= Not meaningful

Consolidated Global Volumes including Proportionate Share of Equity Investments' Volume

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	3.755	3.895	(3.6)%
Royalty volume	0.054	0.051	5.9%

Owned volume	3.809	3.946	(3.5)%
Proportionate share of equity investment sales-to-retail(1)	6.308	6.570	(4.0)%

Total worldwide beer volume	10.117	10.516	(3.8)%

(1)
Reflects the MCBC proportionate share of equity method subsidiaries sales-to-retail for the periods presented adjusted for comparable trading days.

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

MCBC cost savings initiatives

        We kicked off our second Resources for Growth, or RFG2, program in the first quarter, with $15 million of cost savings toward the program's three-year goal of $150 million.

MillerCoors integration and cost synergy initiatives

        In addition to our RFG2 savings, MillerCoors delivered $53 million of incremental cost synergies in the first quarter toward the original $500 million three-year synergy commitment. MillerCoors also delivered $7 million of cost reductions against its new $200 million cost savings program to be delivered by the end of 2012. We benefit from 42% of the MillerCoors cost savings.

Income taxes

        Our effective tax rate and underlying effective tax rate for the first quarter of 2010 were approximately 16% and 19%, respectively. We anticipate that our 2010 full year effective tax rate will be in the range of 18% to 22%. Our first quarter effective tax rate is lower than our anticipated full year rate primarily due to various discrete items in the first quarter of 2010.

For the Thirteen Weeks Ended March 27, 2010
Effective tax rate	16%
Adjustments:
42% of MillerCoors specials	1%
Foster's total return swap	2%

Non-GAAP: Underlying effective tax rate	19%

Discontinued operations

        Discontinued operations are associated with the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Financial Statements, Item 1 Note 8 "DISCONTINUED OPERATIONS" and Note 15 "COMMITMENTS AND CONTINGENCIES" to the unaudited condensed consolidated financial statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

        During the first quarter we reached an agreement with FEMSA Cerveza S.A. de C.V. ("FEMSA") to settle some indemnity liabilities related to purchased tax credits in Brazil. Resolution of these liabilities stemmed from a Brazilian tax amnesty program announced last year. For a cash payment of $96 million, this favorable settlement eliminated $284.5 million of maximum potential tax claims, of which $131.2 million of indemnity liabilities were accrued on our balance sheet. The result was a $42.6 million gain, including related currency and tax effects, related to discontinued operations in the first quarter. With this settlement, a reserve of $22.0 million for Brazil indemnities remains on our balance sheet. The remaining indemnities have a lower expected loss than the recently settled claims.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of the Molson Coors Canada ("MCC") beer business, including the production and sale of the Molson brands, Coors Light, and other licensing agreements in Canada including Modelo Molson Imports, L.P. ("MMI"), a joint venture between MCC and Grupo Modelo, established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western

Canada by Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. Both BRI and BDL are accounted for under the equity method.

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	1.821	1.763	3.3%

Net sales	$390.2	$324.7	20.2%
Cost of goods sold	(220.4)	(187.4)	17.6%

Gross profit	169.8	137.3	23.7%
Marketing, general and administrative expenses	(112.4)	(83.5)	34.6%
Special items, net	(1.9)	(8.1)	(76.5)%

Operating income	55.5	45.7	21.4%
Other (expense) income, net	(1.2)	4.3	N/M

Earnings before income taxes	$54.3	$50.0	8.6%
Adjusting items:
Special items	1.9	8.1	(76.5)%

Non-GAAP: Underlying pretax income	$56.2	$58.1	(3.3)%

N/M
= Not meaningful

Foreign currency impact on results

        The Canadian dollar ("CAD") appreciated versus the U.S. dollar ("USD") resulting in an approximate $3 million increase to USD earnings before income taxes on a quarter over quarter basis during the first quarter.

Volume and net sales

        Our Canada sales to retail, or STRs, for the calendar quarter ended March 31st increased 5% versus a year ago. We estimate that about half of this increase was driven by our successful sponsorship of the Winter Olympic Games in February, along with the earlier timing of the Easter holiday this year. Strong brand performance also drove our Canada STRs, with mid-single-digit growth from Coors Light and the Molson Canadian brands, along with positive growth from Molson Dry and Rickard's, partially offset by a decline in Molson Export and our non-strategic brands.

        Total Canadian beer industry sales to retail increased an estimated 3.8% in the calendar first quarter driven in part by the Winter Olympics and Easter holiday timing. As a result, our estimated Canada market share increased about one half share point in the fiscal first quarter versus a year ago.

        Our Canada sales volume was 1.8 million hectoliters in the fiscal first quarter, up 3.3% compared to the first quarter in 2009.

        Net sales per hectoliter declined 2.7% in local currency. About two-thirds of this decline was driven by cycling our less competitive price position in the first half of 2009. During the second quarter last year, we began implementing strategies to make our brands more price competitive in Canada. The balance of the decrease in sales per hectoliter was due to lower export sales to the U.S.

Cost of goods sold

        Cost of goods sold per hectoliter decreased 4.6% in local currency in the first quarter, driven by the net effect of savings from our RFG2 program which reduced cost of goods sold per hectoliter by more than three percentage points, and lower export volume which reduced the cost of goods sold rate by about 1.4%.

Marketing, general and administrative expenses

        Marketing general & administrative expense in the quarter increased 12.7% in local currency, with a little over a third of the change driven by higher commercial and innovation spending to build brands. The balance of the increase was due to prior-year benefits that included the last two months of consolidating the Ontario beer stores, along with adding Granville Island overhead costs this year.

Special items, net

        During the first quarter of 2010, the Canada segment recognized special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan and restructuring costs associated with employee terminations at the Edmonton and Montreal breweries. In the first quarter of 2009, the segment recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montreal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the unaudited condensed consolidated financial statements for further discussion.

Other income, net

        Other income decreased $5.5 million in the first quarter from a year ago due to foreign currency movements and the lack of Montreal Canadiens equity income this year.

United States Segment Results of Operations

        As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting.

        The results of operations for MillerCoors for the three months ended March 31, 2010, and March 31, 2009, are as follows:

	For the three months ended
	March 31, 2010	March 31, 2009	% change
	Actual	Actual
	(In millions, except percentages)
Volumes in hectoliters	17.870	18.422	(3.0)%

Sales	$1,983.8	$2,005.7	(1.1)%
Excise taxes	(282.9)	(289.8)	(2.4)%

Net sales	1,700.9	1,715.9	(0.9)%
Cost of goods sold	(1,078.6)	(1,049.9)	2.7%

Gross profit	622.3	666.0	(6.6)%
Marketing, general and administrative expenses	(401.2)	(441.8)	(9.2)%
Special items, net	(8.6)	(10.4)	(17.3)%

Operating income	212.5	213.8	(0.6)%
Other income (expense), net	2.3	(0.5)	N/M

Income from continuing operations before income taxes and minority interests	214.8	213.3	0.7%
Income tax expense	(1.4)	(2.1)	(33.3)%

Income from continuing operations	213.4	211.2	1.0%
Less: Net income attributable to noncontrolling interests	(4.8)	(5.2)	(7.7)%

Net Income attributable to MillerCoors	$208.6	$206.0	1.3%
Adjusting items:
Special items	8.6	10.4	(17.3)%

Non-GAAP: Underlying net income attributable to MillerCoors	$217.2	$216.4	0.4%

MCBC economic interest	42%	42%

MCBC proportionate share of MillerCoors net income	$91.2	$90.9
Amortization of basis difference	2.5	3.0	(16.7)%
Share-based compensation adjustment	0.9	0.3	N/M

Non-GAAP: MCBC's underlying equity income in MillerCoors	$94.6	$94.2	0.4%

N/M
= Not meaningful

        For a reconciliation from MillerCoors Net income to MCBC's proportional share of net income attributable to MillerCoors reported under the equity method see Part I—Financial Statements, Item 1 Note 4 "INVESTMENTS" to the unaudited condensed consolidated financial statements. MCBC's equity income in MillerCoors was $91.0 million during the first quarter of 2010 versus $97.1 million during the same period in 2009. Our underlying equity income in MillerCoors was $94.6 million during the first quarter of 2010 versus $94.2 million during the same period in 2009.

Volume and net sales

        MillerCoors domestic STRs declined 4.0%, driven by continued weak economic conditions affecting the entire industry. Domestic sales-to-wholesalers declined 3.6% driven primarily by lower retail sales.

        Total net revenue decreased 0.9% to $1.7 billion. Nonetheless, pricing remained strong in the quarter, as domestic net revenue per hectoliter, which excludes contract brewing and company-owned distributor sales increased 2.1%.

Cost of goods sold

        Cost of goods sold per hectoliter increased 5.9%, driven by increases in commodity costs, with significant increases in brewing materials (malt and corn), packaging materials (glass and aluminum), and higher fuel costs. Cost of goods sold per hectoliter continue to be negatively impacted by the absorption of fixed and semi-variable costs across lower production volumes.

Marketing, general and administrative expenses

        Marketing, general and administrative expense decreased by 9.2%, primarily due to synergy savings.

Special Items

        During the first quarter of 2010, MillerCoors incurred special items totaling $8.6 million driven largely by voluntary severance and relocation expenses related to the integration of MillerCoors.

United Kingdom Segment Results of Operations

        The U.K. segment consists of production and sale of the owned brands principally in the U.K., results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland, our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K., factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout Great Britain accounted for under the equity method.

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	1.801	2.021	(10.9)%

Net sales	$255.0	$219.4	16.2%
Cost of goods sold	(174.6)	(149.9)	16.5%

Gross profit	80.4	69.5	15.7%
Marketing, general and administrative expenses	(80.1)	(67.0)	19.6%
Special items, net	(0.6)	(0.9)	(33.3)%

Operating loss	(0.3)	1.6	(118.7)%
Interest income(1)	1.8	2.0	(10.0)%
Other income (expense), net	—	(1.0)	N/M

Earnings before income taxes	$1.5	$2.6	(42.3)%
Adjusting items:
Special items	0.6	0.9	(33.3)%

Non-GAAP: Underlying pretax income	$2.1	$3.5	(40.0)%

N/M = Not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the first quarter of 2010, the British pound ("GBP") appreciated versus the USD and unfavorably impacted the quarter-over-quarter earnings before income taxes by approximately $0.1 million.

Volume and net sales

        Our U.K. owned-brand volume decreased 10.9% in the quarter due in part to declining industry volume partly as a result of poor weather. Volume was also impacted in the first quarter as we worked on concluding contract negotiations with some of our major customers. U.K. beer industry volume declined approximately 5% in the first quarter.

        Net sales per hectoliter of our own products increased 21% in local currency, with about 13 percentage points driven by higher pricing in all channels as we continued to benefit from our strategy to forgo low-margin volume, and 8 percentage points a result of positive sales mix, predominantly due to growth in Magners cider and Cobra.

Cost of goods sold

        Cost of goods sold per hectoliter of our owned products increased 22% in the quarter versus the same period in 2009 in local currency, driven by five factors: First, incremental pension expense represented 4 percentage points of this increase. Second, 1% was due to input cost inflation. Third, 7 percentage points were due to mix, driven by growth in draught Magners cider and Cobra, and higher employee-related costs. Fourth, 7 percentage points of the increase was due to fixed-cost deleverage related to lower owned-brand volumes. Fifth, 3 percentage points were related to other factors predominantly relating to 2009 performance that we do not expect to impact the balance of this year.

Marketing, general and administrative expenses

        Marketing, general & administrative expenses in the U.K. increased 10% in local currency, with 6 percentage points due to higher pension expense this year. The balance was due to information systems investments, the cost of adding the Cobra sales force, and higher employee-related costs.

Special items, net

        The U.K. segment recognized employee termination costs in the 2010 and 2009 first quarters. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. Additionally, during the first quarter of 2010, the U.K. segment recognized the release of an accrual of $0.3 million related to a potential repayment of a government grant. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the unaudited condensed consolidated financial statements for further discussion.

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

	Thirteen Weeks Ended
	March 27, 2010	March 29, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	0.133	0.111	19.8%

Net sales	$15.8	$14.9	6.0%
Cost of goods sold	(9.4)	(8.8)	6.8%

Gross profit	6.4	6.1	4.9%
Marketing, general and administrative expenses	(45.0)	(32.1)	40.2%
Special items, net	(0.1)	(1.2)	(91.7)%

Operating loss	(38.7)	(27.2)	42.3%
Interest expense, net	(26.2)	(21.9)	19.6%
Other expense, net	(7.4)	(21.8)	(66.1)%

Loss before income taxes	$(72.3)	$(70.9)	2.0%
Adjusting items:
Special items	0.1	1.2	(91.7)%
Sale of property	(0.5)	—	N/M
Foster's total return swap	6.9	21.4	(67.8)%

Non-GAAP: Underlying pretax income	$(65.8)	$(48.3)	36.2%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the first quarter of 2010 was primarily driven by our efforts in China and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expense for MCI was $11.6 million in the quarter, an increase of $0.6 million versus a year ago due to brand investments in our priority International markets. Corporate general & administrative expense increased $12.3 million to $33.4 million, primarily due to project expense related to cost initiatives and a year-over-year shift in the timing of incentive compensation expense due to the earlier grants of equity under our incentive compensation program.

Special items, net

        Special items for the first quarter of 2009 include costs associated with adjusting to the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the merger between Coors and Molson in 2005 along with costs associated with other strategic initiatives. Special charges in the first quarters of 2010 and 2009 were $0.1 million and $1.2 million, respectively. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" to the unaudited condensed consolidated financial statements for further discussion.

Interest expense, net and Debt Extinguishment Costs

        Corporate net interest expense increased $4.3 million from a year ago, with nearly all of this increase attributable to the stronger Canadian Dollar this year.

Other expense, net

        Corporate other expense was $7.4 million, driven by a $6.9 million non-cash mark-to-market loss related to the total return swap we arranged with respect to Foster's common stock. As usual, mark-to-market gains and losses on the Foster's swap are excluded from our underlying income.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of March 27, 2010, and March 29, 2009, we had net working capital of $148.2 million and $87.2 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. We had total cash of $656.6 million at March 27, 2010, compared to $94.4 million at March 29, 2009, and $734.2 million at December 26, 2009. Current maturities of long-term debt were $300 million at March 27, 2010, representing our senior notes due in September 2010. Long-term debt was $1,436.6 million, $1,412.7 million and $1,568.2 million at March 27, 2010, December 26, 2009, and March 29, 2009, respectively. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

        The first quarter is generally a cash-use quarter because of the seasonality of the beer business. Free cash flow for the first quarter reflected a net cash use of $34 million, which was made up of $86 million of operating cash flow, plus $2 million of proceeds from asset sales, minus capital spending of $23 million and $99 million of net cash contributed to MillerCoors. This free cash flow result was an improvement of $46 million primarily due to improved working capital this year, partially offset by an increase in net cash provided to MillerCoors. If we exclude cash uses by MillerCoors to capture synergies and to buy the distribution rights for Miller and other brands in Denver, along with the return of collateral cash related to MillerCoors commodity hedges, our underlying free cash flow for the first quarter totaled a negative $5 million cash use, a substantial improvement from underlying free cash flow of negative $60.7 million a year ago. Note that the Brazil settlement was not paid until the first day of our fiscal second quarter, so this cash use will be included in second quarter results. With regard to our use of free cash flow, in addition to the payment of the favorable Brazil settlement, we announced our third consecutive annual dividend increase—this time a 16.7% increase to an annual equivalent dividend rate of $1.12 per share.

        The following table provides a reconciliation of Underlying Free Cash Flow and Free Cash Flow to nearest U.S. GAAP measure (Cash Provided by Operating Activities).

		For the thirteen weeks ended
		March 27, 2010	March 29, 2009
U.S. GAAP:	Net Cash Provided by Operating Activities	$86.0	$4.8
Less:	Additions to properties(1)	(23.0)	(19.6)
Less:	Investment in MillerCoors(1)	(298.2)	(67.2)
Add:	Return of capital from MillerCoors(1)	199.5	—
Add:	Proceeds from sale of assets and businesses(1)	1.5	2.1

Non-GAAP:	Free Cash Flow	$(34.2)	$(79.9)

Less:	Reduction of MillerCoors derivatives collateral requirements(2)	(1.8)	(6.2)
Add:	MillerCoors capital expenditures to attain synergies(2)	2.2	16.3
Add:	MillerCoors special cash expenses to attain synergies(2)	3.3	9.1
Add:	MillerCoors purchase of Western Beverage(2)	25.8	—

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$(4.7)	$(60.7)

(1)
Included in net cash used in investing activities.

(2)
Amounts represent MCBC's proportionate 42% share of the cash flow impacts, as determined by management. These items adjust free cash flow to arrive at a more useful comparison to our stated underlying free cash flow goals for full year 2010 and full year 2009 of $760 million and $575 million, plus or minus 10%, respectively.

        Our business usually generates positive operating cash flow each year, and our debt maturities, with the exception of the $300 million in current maturities mentioned above, are of a longer-term nature. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, a decline in the acceptability of alcohol beverages, or any of the other factors we described in Part II, "ITEM 1A. RISK FACTORS" presented herein.

Operating activities

        Net cash provided by operating activities of $86.0 million for the thirteen weeks ended March 27, 2010, increased by $81.2 million versus the comparable period in 2009. This does not include the impact of the Kaiser indemnity settlement that was paid in the second quarter of 2010.

  •
  Distributions from MillerCoors were higher by $7.0 million during the first quarter of 2010 as compared to the first quarter of 2009. See below under the heading of "MillerCoors" for further discussion.

  •
  Decreases in working capital and other assets generated additional operating cash flow of $36.3 million during the first quarter of 2010 as compared to the first quarter of 2009. These decreases were primarily attributable to higher accounts receivable collections driven by higher pricing in the UK.

  •
  First quarter 2010 net income exceeded net income during the same period in 2009 by $29.2 million.

Investing activities

        Net cash used in investing activities of $118.4 million for the thirteen weeks ended March 27, 2010, was higher by $8.0 million compared to the same period in 2009.

  •
  First quarter 2010 investing cash flows reflect net contributions to MillerCoors of $98.7 million compared to net contributions in the first quarter of 2009 of $67.2 million. See the heading "MillerCoors" below for further discussion.

  •
  Deconsolidation of BRI in the first quarter of 2009 decreased investing cash flows in that quarter by $26.1 million with no comparable impact to first quarter 2010 investing cash flows.

  •
  First quarter 2010 investing cash flows were also favorably impacted by a $1.1 million increase in trade loan repayments and a $0.3 million decrease in trade loan advances as compared to the first quarter of 2009.

Financing activities

        Net cash used in financing activities of $39.3 million for the thirteen weeks ended March 27, 2010, was higher by $25.8 million compared to the same period in 2009.

  •
  The tax effect of share based compensation was lower by $14.7 million in the first quarter of 2010 as compared to the same period in 2009. Offsetting this movement is a $3.3 million increase in cash received from stock option exercises in the first quarter of 2010 as compared to the first quarter of 2009.

  •
  Overdraft balances in the first quarter of 2010 decreased by $7.8 million as compared to the same period in 2009, unfavorably impacting financing cash flows.

  •
  Dividends paid in the first quarter of 2010 were $7.9 million higher than in 2009 due to a 20% dividend increase to shareholders of common and exchangeable shares, effective in the second quarter of 2009.

MillerCoors

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the three months ended March 27, 2010, were $290.5 million, of which $91.0 million were reported in operating activities and $199.5 million were reported in investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the three months ended March 27, 2010, were $298.2 million, all of which were reported in investing activities.

        Net cash flow received by MillerCoors from MCBC during the three months ended March 27, 2010, was $7.7 million, $91.0 million of which was reflected as distributions in cash flows from operating activities, offset by $98.7 million of net investments into MillerCoors reflected in cash flows used in investing activities, as discussed above.

        We expect that 2010 operating cash flows and investing cash flows will be unfavorably impacted by MillerCoors' internal cash flow requirements. We anticipate that MillerCoors will spend approximately $50 million in 2010 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be between $100 million and $120 million in 2010. MillerCoors contributions to its defined benefit pension plans during the first quarter of 2010 were $43.7 million.

Capital Resources

        The majority of our remaining debt outstanding as of March 27, 2010, consists of publicly traded notes, with maturities ranging from 2010 to 2015. Our intention is to refinance our USD $300 million senior notes due in September 2010 (which have been swapped to a CAD $355 million obligation through a derivative cross currency swap), and have entered into a forward starting interest rate swap agreement for a portion of the outstanding amount. As start-up cash needs at MillerCoors will reduce in 2010 compared to 2009, we will consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our use of cash in 2010 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008 and the market is strong for corporate borrowing. Based on communications with the lenders that are party to our $750 million committed credit facility, we have no indication of any issues with our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility. In addition, we have uncommitted lines of credit with several banks should certain business units need additional liquidity.

        Our long-term credit issuer ratings are Baa2 (positive outlook) from Moody's, BBBHigh (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of March 27, 2010, or December 26, 2009).

Capital Expenditures

        We expect capital expenditures for 2010 of approximately $150 million, excluding capital spending by our consolidated joint ventures and MillerCoors.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 27, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of March 27, 2010

        We have contractual cash obligations as of March 27, 2010, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, and other obligations totaling $7.1 billion. Not included in these obligations are $65.2 million of unrecognized tax benefits and $18.2 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

Other commercial commitments as of March 27, 2010

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$16.5	$16.5	$—	$—	$—

CONTINGENCIES

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Financial Statements, Item 1 Note 15, COMMITMENTS AND

CONTINGENCIES to the unaudited condensed consolidated financial statements for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1, Note 15, "COMMITMENTS AND CONTINGENCIES—Kaiser and Other Indemnity Obligations," to the condensed consolidated financial statements, for a detailed discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report on Form 10-K for the year end December 26, 2009. We modified our estimate related to our Kaiser indemnity obligations due to a settlement reached during the first quarter of 2010.

Contingencies, Environmental and Litigation Reserves

        Historically, the valuation of a majority of our recorded liabilities for Kaiser indemnity obligations were determined using multiple probability-weighted scenarios. During 2009, FEMSA elected to participate in a Brazilian tax amnesty program. That program substantially reduced penalties, interest, and attorneys' fees owed by FEMSA to the government. We consented to FEMSA's participation in the amnesty. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases were considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. At year end, despite our consent, we had not agreed to an amount we owed to FEMSA. However during quarter 1, we reached a settlement agreement related to this portion of our indemnity. Our indemnity continues to cover other purchased tax credits and also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.

        For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part I—Financial Statements, Item 1, Note 15 "COMMITMENTS AND CONTINGENCIES" to the unaudited condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        None. See Part I—Financial Statements, Item 1 Note 2 "NEW ACCOUNTING PRONOUNCEMENTS" to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements that we have adopted.

OUTLOOK FOR 2010

        During 2010, we will continue to focus on brand building, innovation, reducing costs across our company, and generating cash.

Canada

        In Canada, we have introduced new brands and innovations to strengthen our portfolio. Early results are encouraging, as indicated by our positive Canada share trends in the past two quarters. This brand-led focus will continue with the upcoming expansion of Miller Chill across Canada early this summer. By summer, we also expect to have cycled nearly all of the step-up in price discounting activity last year. At the same time, the Canadian dollar is strong, the economy has started to show encouraging signs of improvement, and, based on the strength of our brands, we are achieving moderate, selective price increases in most regions of Canada.

        In Canada, we continue to expect our 2010 cost of goods sold per hectoliter to decrease at a low-single-digit rate in local currency, as we anticipate that cost inflation and negative production mix will be more than offset by delivery of RFG2 cost savings.

U.S.

        In the U.S., MillerCoors remains on track to deliver $750 million in total synergies and other cost savings by the end of 2012. Supply chain integration continues to proceed on schedule. The brewery optimization project is nearing completion, as beer production moves are more than 90% complete. The next phase of supply chain integration will include the realignment of teams in quality, engineering, packaging and manufacturing, and supply chain development.

United Kingdom

        In the U.K., the business has continued to make substantial progress in improving profitability. We are succeeding with our strategy of value ahead of volume which continues to strengthen our overall position within the U.K. market. Although our U.K. business lost market share in the first quarter, we are confident that our share trends will improve in the balance of the year. We are taking a number of actions in key areas of the business to drive momentum:

        In the off premise, trading deals have been signed with all the major retail chains. In the on premise, nearly all major customer contracts have also been renegotiated, with annual price increases on an average three-year contract life.

        We are growing portfolio strength in a number of areas including Cobra performing ahead of acquisition objectives and Coors Light growing at a strong double-digit rate in the off-premise and increasing share in Ireland.

        In the U.K., we expect 2010 cost of goods per hectoliter of our owned products to increase at a high-single-digit rate in local currency. Drivers include the step-up in pension expense this year, a low-single digit increase in input cost inflation, which is a substantial improvement over last year, and a shift in our sales mix toward the high-cost off-premise channel, as well as product mix reflecting more Cobra and draught Magners volume. We expect cost of goods comparisons to be more challenging in the first half of the year than in the second half, due to less fixed-cost deleverage and cycling the Cobra acquisition in the second half.

        In the first quarter, we also agreed to a multi-year arrangement to contract brew ales for Carlsberg beginning in 2011, which will help us to continue to maximize U.K. asset utilization.

MCI and Corporate

        We forecast full-year 2010 MCI and corporate marketing general and administrative expense of approximately $180 million, plus or minus 5%.

        We have signed an agreement to form a joint venture with the Hebei Si'hai Beer Company in China. For a total cash investment of approximately $40 million, we will gain a 51% controlling interest in a joint venture, which will be called Molson Coors Si'hai Brewing Company. This joint venture will give us access to a quality regional brewery for the production of Molson Coors brands, along with sales of the regionally strong Si'hai brands. We expect this new venture to be accretive in the short term and to grow long-term shareholder value by reducing costs and increasing the growth potential for Coors Light in the world's largest beer market by volume. We plan to close the transaction this summer.

Interest

        Assuming consistent foreign exchange rates with the end of the first quarter in 2010, we anticipate the full year of 2010 corporate net interest expense to be approximately $110 million excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the remainder of 2010, the Company expects to recognize approximately $1 million to $4 million of income tax expense related to uncertain tax positions. As a result, we anticipate that our 2010 effective tax rate on income will be in the range of 18% to 22%. In addition, there are proposed or pending tax law changes in the U.S., U.K. and Canada that, if enacted, may impact our effective tax rate.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on March 27, 2010, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(454.0)	$(60.7)	$(393.3)	$—	$—

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

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	March 27, 2010	December 26. 2009
	(In millions)
Foreign currency risk:
Forwards	$(4.8)	$(4.2)
Interest rate risk:
Forward starting interest rate swaps	$(4.4)	$(4.6)
Debt	$(145.6)	$(120.4)
Commodity price risk:
Swaps	$(1.0)	$(0.7)
Cross currency risk:
Swaps	$(7.9)	$(1.3)
Equity price risk:
Cash settled total return swap	$(49.3)	$(48.3)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Securities Exchange Act of

1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 27, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 27, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 15 "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes" to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by MCBC, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributors $150,000 in settlement. The distributor then sued Molson Inc. to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro set aside the settlement agreement and determined that Molson Inc. was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which during the fourth quarter of fiscal year 2009, granted certiorari and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court of the State of Rio de Janeiro regarding these procedural irregularities. During the fourth quarter of fiscal year 2009, Molson's procedural appeal was denied. Following the state trial court's procedural ruling, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the plaintiff, approximately $42 million, plus attorneys' fees and interest. That judgment was rendered during the third quarter of 2009. Molson Inc. appealed the judgment, and the Appellate Court of the State of Rio de Janeiro has entered an injunction to prevent the distributor from executing on the judgment pending appeal. During the fourth quarter, the appellate court considering Molson's appeal from the judgment directed the court-retained expert to explain the basis for his damages calculation. Then, on March 10, 2010, the Court reviewed Molson's appeal and ordered that a new calculation of damages be carried out by a different expert, to be appointed by the Court. The Court directed that the parameters for calculation of damages should be lost profits, calculated based on the flow of net profits available to shareholders. It stated that information from the business plan should be used in determining the net profits and the appropriate period should be five years. Molson plans on seeking clarification from the Court with regards to: (i) using the business plan for calculating lost profits; (ii) identifying other deductions that should be considered by the new expert; (iii) the basis for using the five-year period; and (iv) when interest should accrue on the damages award. We continue to believe that a material loss in this case is not probable. Molson will vigorously defend the case.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 26, 2009, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the thirteen weeks ended March 27, 2010 and March 29, 2009, (ii) the Condensed Consolidated Balance Sheet at March 27, 2010 and December 26, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended March 27, 2010 and March 29, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:
/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) May 4, 2010