Form 10-Q
period 2010-06-26
MOLSON COORS BREWING CO
filed 2010-08-04
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 26, 2010
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 2010:

Class A Common Stock—2,594,664 shares
Class B Common Stock—160,908,352 shares

         Exchangeable shares:

         As of July 29, 2010, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,056,873 shares
Class B Exchangeable shares—19,366,303 shares

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
Sales	$1,282.6	$1,160.4	$2,229.6	$1,984.6
Excise taxes	(399.3)	(361.5)	(685.3)	(626.7)

Net sales	883.3	798.9	1,544.3	1,357.9
Cost of goods sold	(474.8)	(432.6)	(879.2)	(778.7)

Gross profit	408.5	366.3	665.1	579.2
Marketing, general and administrative expenses	(261.2)	(230.0)	(498.7)	(412.6)
Special items, net	(15.8)	(7.1)	(18.4)	(17.3)
Equity income in MillerCoors	163.6	134.1	254.6	231.2

Operating income	295.1	263.3	402.6	380.5
Interest expense, net	(25.4)	(19.9)	(49.8)	(39.8)
Other income (expense), net	21.4	(8.3)	12.8	(26.8)

Income from continuing operations before income taxes	291.1	235.1	365.6	313.9
Income tax expense	(52.2)	(47.3)	(63.9)	(46.0)

Income from continuing operations	238.9	187.8	301.7	267.9
(Loss) income from discontinued operations, net of tax	(0.6)	—	42.0	(3.9)

Net income	238.3	187.8	343.7	264.0
Less: Net income attributable to noncontrolling interests	(1.1)	(0.5)	(1.9)	(1.0)

Net income attributable to Molson Coors Brewing Company	$237.2	$187.3	$341.8	$263.0

Basic income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.28	$1.02	$1.61	$1.45
From discontinued operations	—	—	0.23	(0.02)

Basic net income per share	$1.28	$1.02	$1.84	$1.43

Diluted income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.27	$1.01	$1.60	$1.44
From discontinued operations	—	—	0.23	(0.02)

Diluted net income per share	$1.27	$1.01	$1.83	$1.42

Weighted average shares—basic	185.7	184.2	185.6	184.0
Weighted average shares—diluted	187.4	185.4	187.2	185.2
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$237.8	$187.3	$299.8	$266.9
(Loss) income from discontinued operations, net of tax	(0.6)	—	42.0	(3.9)

Net income attributable to Molson Coors Brewing Company	$237.2	$187.3	$341.8	$263.0

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	June 26, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$798.6	$734.2
Accounts receivable, net	610.1	566.7
Other receivables, net	174.4	150.5
Inventories:
Finished, net	119.8	111.1
In process	17.4	18.3
Raw materials	35.2	43.6
Packaging materials, net	61.3	63.2

Total inventories, net	233.7	236.2
Other assets, net	104.7	65.3
Discontinued operations	2.0	9.9

Total current assets	1,923.5	1,762.8
Properties, net	1,240.0	1,292.5
Goodwill	1,442.7	1,475.0
Other intangibles, net	4,547.6	4,534.7
Investment in MillerCoors	2,652.0	2,613.6
Deferred tax assets	149.2	177.9
Notes receivable, net	42.0	48.7
Other assets	110.4	115.9

Total assets	$12,107.4	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	June 26, 2010	December 26, 2009
Liabilities and equity
Current liabilities:
Accounts payable	$178.4	$210.3
Accrued expenses and other liabilities	893.6	745.0
Deferred tax liabilities	179.5	167.1
Current portion of long-term debt and short-term borrowings	300.0	300.3
Discontinued operations	16.3	158.2

Total current liabilities	1,567.8	1,580.9
Long-term debt	1,433.3	1,412.7
Pension and post-retirement benefits	795.2	823.8
Derivative hedging instruments	376.4	374.2
Deferred tax liabilities	442.0	468.0
Unrecognized tax benefits	65.8	65.0
Other liabilities	88.0	185.0
Discontinued operations	18.6	18.7

Total liabilities	4,787.1	4,928.3
Commitments and contingencies (Note 15)	—	—
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares at June 26, 2010 and December 26, 2009, respectively)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 160.8 shares and 159.4 shares at June 26, 2010 and December 26, 2009, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 3.1 shares and 3.2 shares at June 26, 2010 and December 26, 2009, respectively)	115.0	119.1
Class B exchangeable shares, no par value (issued and outstanding: 19.4 shares and 20.2 shares at June 26, 2010 and December 26, 2009, respectively)	728.7	761.8
Paid-in capital	3,498.0	3,441.5
Retained earnings	2,978.7	2,734.9
Accumulated other comprehensive (loss) income	(15.9)	20.7

Total Molson Coors Brewing Company stockholders' equity	7,306.1	7,079.6
Noncontrolling interests	14.2	13.2

Total equity	7,320.3	7,092.8

Total liabilities and equity	$12,107.4	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$343.7	$264.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.0	88.8
Share-based compensation	15.6	11.1
Loss on sale and impairment of properties and intangibles	13.7	—
Deferred income taxes	21.8	62.1
Equity income in MillerCoors	(254.6)	(231.2)
Distributions from MillerCoors	254.6	250.3
Equity in net income of other unconsolidated affiliates	(5.9)	(0.1)
Distributions from other unconsolidated affiliates	10.1	2.6
Excess tax benefits from share-based compensation	(0.6)	(15.3)
Change in current assets and liabilities and other	(52.8)	(83.7)
(Gain) loss from discontinued operations	(42.0)	3.9

Net cash provided by operating activities	395.6	352.5

Cash flows from investing activities:
Additions to properties	(51.4)	(45.2)
Proceeds from sales of properties and intangible assets	2.0	2.6
Acquisition of business	—	(19.6)
Cash placed in escrow for acquisition	(34.2)	—
Payment on discontinued operations	(96.0)	—
Investment in MillerCoors	(623.7)	(212.1)
Return of capital from MillerCoors	569.3	92.8
Deconsolidation of Brewers' Retail, Inc.	—	(26.1)
Investment in and advances to an unconsolidated affiliate	(1.6)	(5.3)
Trade loan repayments from customers	8.3	9.6
Trade loans advanced to customers	(5.0)	(7.0)

Net cash used in investing activities	(232.3)	(210.3)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	7.1	13.4
Excess tax benefits from share-based compensation	0.6	15.3
Dividends paid	(96.7)	(81.4)
Dividends paid to noncontrolling interests holders	(0.9)	—
Payments on long-term debt and capital lease obligations	—	(0.2)
Proceeds from short-term borrowings	3.1	10.0
Payments on short-term borrowings	(8.1)	(10.1)
Change in overdraft balances and other	(3.1)	(9.0)

Net cash used in financing activities	(98.0)	(62.0)

Cash and cash equivalents:
Net increase in cash and cash equivalents	65.3	80.2
Effect of foreign exchange rate changes on cash and cash equivalents	(0.9)	(0.2)
Balance at beginning of year	734.2	216.2

Balance at end of period	$798.6	$296.2

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

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

        The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

        These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in the Annual Report. The results of operations for the thirteen and twenty-six week periods ended June 26, 2010, are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

        MCBC follows a 52/53 week fiscal reporting calendar. The second fiscal quarters of 2010 and 2009 consisted of thirteen weeks ended on June 26, 2010 and June 28, 2009, respectively. The first half of 2010 and 2009 consisted of twenty-six weeks ended on June 26, 2010 and June 28, 2009, respectively. Fiscal year 2010 consists of 52 weeks ending on December 25, 2010 and fiscal year 2009 consisted of 52 weeks ended December 26, 2009.

        Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, and subsequently accounted for under the equity method of accounting reports results one month in arrears in the accompanying unaudited condensed interim consolidated financial statements.

        MillerCoors follows a monthly reporting calendar. The second quarter and first half of 2010 and 2009 consisted of three and six months ended June 30, 2010 and June 30, 2009, respectively.

2. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the consolidation of variable interest entities, which requires an enterprise to determine whether its variable interests give it a controlling financial interest. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This amendment also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity requiring consolidation. The guidance was effective for our first

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Canada	$541.8	$471.0	$932.0	$795.7
U.K.	320.5	309.7	575.5	529.1
MCI and Corporate	21.0	18.2	36.8	33.1

Consolidated	$883.3	$798.9	$1,544.3	$1,357.9

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Unless otherwise disclosed, intersegment revenues are insignificant and eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Canada	$131.9	$136.4	$186.2	$186.4
U.S.	163.6	134.1	254.6	231.2
U.K.	32.0	30.0	33.5	32.6
MCI and Corporate	(36.4)	(65.4)	(108.7)	(136.3)

Consolidated	$291.1	$235.1	$365.6	$313.9

        The following table sets forth total assets by segment:

	As of
	June 26, 2010	December 26, 2009
	(In millions)
Canada	$6,465.0	$6,402.0
U.S.	2,652.1	2,613.6
U.K.	2,257.7	2,359.8
MCI and Corporate	730.6	635.8
Discontinued operations	2.0	9.9

Total assets	$12,107.4	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

4. INVESTMENTS

        The investments included within this Note include both equity method and consolidated investments. Those entities identified as variable interest entities ("VIE's") have been evaluated to determine whether we are the primary beneficiary. The VIE's included under Equity Investments are those for which we have concluded that we are not the primary beneficiary and accordingly account for those investments under the equity method of accounting. The VIE's included under Consolidated Investments are those for which we have concluded that we are the primary beneficiary and accordingly consolidate those entities. We have not provided any financial support to any of our VIE's during the quarter that we were not previously contractually obligated to provide.

        Authoritative guidance related to the consolidation of VIE's requires that we continually reassess whether we are the primary beneficiary of VIE's in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.

Equity Investments

MillerCoors

        Summarized financial information for MillerCoors is as follows:

Condensed balance sheets

	As of
	June 30, 2010	December 31, 2009
	(In millions)
Current assets	$1,050.4	$808.5
Noncurrent assets	8,868.0	9,025.0

Total assets	$9,918.4	$9,833.5

Current liabilities	$903.2	$885.4
Noncurrent liabilities	1,231.0	1,278.4

Total liabilities	2,134.2	2,163.8
Noncontrolling interests	30.7	28.1
Interest attributable to shareholders'	7,753.5	7,641.6

Total liabilities and equity	$9,918.4	$9,833.5

Results of operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In millions)
Net sales	$2,134.1	$2,136.7	$3,835.0	$3,852.6
Cost of goods sold	(1,284.8)	(1,302.3)	(2,363.4)	(2,352.2)

Gross profit	$849.3	$834.4	$1,471.6	$1,500.4
Operating income	$396.8	$313.4	$609.3	$527.2
Net income attributable to MillerCoors	$391.2	$304.9	$599.8	$510.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

4. INVESTMENTS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions, except percentages)
Net income attributable to MillerCoors	$391.2	$304.9	$599.8	$510.9
MCBC economic interest	42%	42%	42%	42%

MCBC proportionate share of MillerCoors net income	164.3	128.1	251.9	214.6
MillerCoors accounting policy elections(1)	—	—	—	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	(0.6)	3.9	1.9	6.9
Share-based compensation adjustment(3)	(0.1)	2.1	0.8	2.4

Equity income in MillerCoors	$163.6	$134.1	$254.6	$231.2

(1)
MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by MCBC. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed. These adjustments reflect the favorable impact to our investment as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed Coors Brewing Company ("CBC") inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had previously been applied. This adjustment has been phased in over the expected turnover of the related inventories; which was concluded in the first quarter of 2009.

(2)
Our net investment in MillerCoors is based on the carrying values of the net assets we contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both CBC and Miller Brewing Company) by approximately $629 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded. This also includes the impact of impairments and other adjustments occurring since formation that change this basis difference.

(3)
The net adjustment is to record all stock-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all stock-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller Brewing Company employees now employed by MillerCoors.

        During the thirteen weeks ended June 26, 2010, we had $10.7 million of sales of beer to MillerCoors and $2.2 million of purchases of beer from MillerCoors. During the thirteen weeks ended June 28, 2009, we had $11.2 million of sales of beer to MillerCoors and $1.9 million of purchases of beer from MillerCoors.

        For the twenty-six weeks ended June 26, 2010, we had $19.2 million of sales of beer to MillerCoors and $4.2 million of purchases of beer from MillerCoors. During the twenty-six weeks ended June 28, 2009, we had $21.2 million of sales of beer to MillerCoors and $4.3 million of purchases of beer from MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

4. INVESTMENTS (Continued)

        During the thirteen weeks ended June 26, 2010, we recorded $1.5 million of service agreement and other charges to MillerCoors and $0.6 million of service agreement costs from MillerCoors. For the thirteen weeks ended June 28, 2009, we recorded $2.7 million of service agreement and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors.

        For the twenty-six weeks ended June 26, 2010, we recorded $2.3 million of service agreement and other charges to MillerCoors and $1.0 million of service agreement costs from MillerCoors. For the twenty-six weeks ended June 28, 2009, we recorded $6.3 million of service agreement and other charges to MillerCoors and $0.7 million of service agreement costs from MillerCoors.

        As of June 26, 2010 and December 26, 2009, we had $4.9 million and $5.4 million net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Brewers' Retail Inc. and Brewers' Distribution Ltd.

        BRI, a VIE, is the beer distribution and retail network for the Ontario region of Canada, owned by MCC, Labatt and Sleeman brewers. BRI operates on a break-even basis. MCBC had historically consolidated BRI as its primary beneficiary. Acquisition activity by another BRI owner caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary. As a result, we deconsolidated BRI from our financial statements beginning the first quarter of 2009 and applied the equity method of accounting prospectively.

        Brewers' Distributor Ltd. ("BDL"), our equity method joint venture, is a distribution operation owned by MCC and Labatt and pursuant to an operating agreement acts as an agent for the distribution of their and other brewers' products in western provinces of Canada. The owners share 50%/50% voting control.

        We are exposed to the risk of funding requirements related to the defined benefit plans of BRI and BDL, as a result of potential changes in the fair value of the respective plans' assets and liabilities. Specifically, the fair value of each variable interest entity's plan assets can fluctuate due to changes in the market value of the investments held by the respective plans, and the respective plan liabilities can fluctuate due to changes in discount rates and other actuarial assumptions. These fluctuations would result in a change in the respective plan's funded status and thereby the required contributions of BRI and BDL. Although we are exposed to these changes, we currently expect BRI and BDL to continue to meet the current and future plan funding requirements.

Consolidated Investments

        The following summarizes the assets of our consolidated VIEs (including noncontrolling interests). The amounts below exclude receivables from the Company. None of our consolidated VIEs held debt as of June 26, 2010 or December 26, 2009.

	As of
	June 26, 2010	December 26, 2009
	(In millions)
Grolsch	$17.7	$22.7
Cobra	$31.2	$32.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

4. INVESTMENTS (Continued)

        The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	June 26, 2010		June 28, 2009		June 26, 2010		June 28, 2009
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
BRI(1)	$—	$—	$—	$—	$—	$—	$40.4	$—
Grolsch(2)	$9.0	$1.3	$9.5	$1.4	$15.7	$2.3	$17.3	$2.8
Cobra	$8.6	$1.9	$2.3	$0.4	$17.9	$3.3	$2.3	$0.4

(1)
The revenues shown for BRI are for the first two months of 2009 as BRI was deconsolidated as of February 28, 2009.

(2)
Substantially all such sales for Grolsch are made to the Company and as such, are eliminated in consolidation.

        As discussed in the Annual Report, during the fourth quarter of 2009, our subsidiary Creemore Springs entered into an agreement to acquire Granville Island Brewing Company, Ltd. and Mainland Beverage Distribution Ltd (collectively, "Granville Island"). As anticipated, we completed this acquisition and acquired 100% of the outstanding stock during the second quarter of 2010. As a result, Granville Island is no longer classified as a variable interest entity. We continue to consolidate the results and financial position of Granville Island, and it is reported within our Canada operating segment.

5. SHARE-BASED PAYMENTS

        During the first two quarters of 2010 and 2009, we recognized share-based compensation related to the following Class B Common Stock awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"), deferred stock units ("DSU"), performance units ("PU"), performance share units ("PSU"), stock options, and stock-only stock appreciation rights ("SOSAR").

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

5. SHARE-BASED PAYMENTS (Continued)

        The following table summarizes components of the share-based compensation recorded as expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)		(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$0.9	$3.6	$4.7	$4.6
Tax benefit	(0.2)	(1.2)	(1.3)	(1.4)

After-tax compensation expense	$0.7	$2.4	$3.4	$3.2

RSUs and DSUs
Pre-tax compensation expense	$4.3	$4.0	$8.3	$6.9
Tax benefit	(1.1)	(1.1)	(2.2)	(1.9)

After-tax compensation expense	$3.2	$2.9	$6.1	$5.0

PUs and PSUs
Pre-tax compensation expense	$2.3	$0.9	$3.7	$0.9
Tax benefit	(0.6)	(0.2)	(0.9)	(0.2)

After-tax compensation expense	$1.7	$0.7	$2.8	$0.7

Total after-tax compensation expense	$5.6	$6.0	$12.3	$8.9

        During the first half of 2010, we granted 0.7 million stock options, 0.2 million RSUs and 0.7 million PUs, all of which were outstanding as of June 26, 2010.

        The mark-to-market stock-based compensation expense before tax, related to MCBC share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the thirteen and twenty-six weeks ended June 26, 2010, was $0.7 million and $1.1 million, respectively. For the thirteen and twenty-six weeks ended June 28, 2009, the amounts were $1.3 million. These amounts are included in the table above.

        As of June 26, 2010, there was $39.7 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the plans. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.8 years. During the twenty-six weeks ended June 26, 2010, cash received from stock option exercises was $7.1 million and the total tax benefit to be realized for the tax deductions from these option exercises was $0.6 million.

        As of June 26, 2010, there were 4.6 million shares of our Class B Common Stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and PSUs.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

5. SHARE-BASED PAYMENTS (Continued)

        The following table represents the summary of stock options and SOSARs outstanding as of June 26, 2010, and the activity during the first twenty-six weeks ended June 26, 2010:

	Outstanding options	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 26, 2009	7.4	$37.00	4.94	$271.5
Granted	0.7	$43.25
Exercised	(0.2)	$42.95
Forfeited	(0.1)	$47.43

Outstanding as of June 26, 2010	7.8	$37.58	5.13	$282.4

Excercisable at June 26, 2010	6.8	$36.02	4.28	$56.7

        The total intrinsic value of options exercised during the twenty-six weeks ended June 26, 2010, and June 28, 2009, was $2.2 million and $5.2 million, respectively.

        The following table represents non-vested RSUs, PUs and DSUs as of June 26, 2010, and the activity during the first twenty-six weeks ended June 26, 2010:

	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 26, 2009	3.2	$16.60
Granted	1.0	$19.49
Vested	(0.9)	$13.17
Forfeited	(0.1)	$22.63

Non-vested as of June 26, 2010	3.2	$18.30

        The fair values of each option granted in the first half of 2010 and 2009, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Twenty-Six Weeks Ended(1)
	June 26, 2010	June 28, 2009
Risk-free interest rate	2.95%	2.46%
Dividend yield	2.22%	2.28%
Volatility range	27.2% - 29.5%	28.7% - 28.9%
Weighted-average volatility	27.86%	28.88%
Expected term (years)	5.0 - 7.0	5.0 - 7.0
Weighted-average fair market value	$10.95	$10.33

(1)
Values primarily relate to options granted during the annual grant which occurred in the first quarter of 2010 and the second quarter of 2009.

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

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

5. SHARE-BASED PAYMENTS (Continued)

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

        To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair- value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options. Furthermore, historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

6. UNUSUAL OR INFREQUENT ITEMS

        We have incurred charges or gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these costs as special operating items.

Summary of Special Items

        The table below summarizes special items recorded by program:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Edmonton and Montréal breweries(1)	$0.2	$0.9	$0.9	$3.7
Ontario Retiree Pension incentive(1)	2.0	—	3.2	—
Pension curtailment(2)	—	—	—	5.3
Software abandonment(3)	12.4		12.4
U.K.
Restructuring charge(4)	0.3	1.1	1.2	2.0
Costs associated with Cobra Beer partnership(5)	—	5.7	—	5.7
Other(5)	0.4	—	0.1	—
MCI and Corporate
Gain on change in control agreements for Coors executives(6)	—	(0.6)	—	—
Costs associated with strategic initiatives(7)	0.5	—	0.6	0.6

Total special items	$15.8	$7.1	$18.4	$17.3

(1)
During the second quarters of 2010 and 2009, the Canada segment recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the Montréal and Edmonton breweries. The segment also recognized $3.2 million in special termination benefits in the first half of 2010 related to changes to defined benefit pension plans.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

(2)
In the first half of 2009, the Canada segment recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S.

(3)
During the second quarter of 2010, a capital asset write-off was recorded related to abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

(4)
During the second quarters and first halves of 2010 and 2009, the U.K. segment recognized employee termination costs related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions.

(5)
During the first half of 2010, the U.K. segment recognized a gain due to the release of an accrual of $0.3 million related to a potential repayment of a government grant. This was offset during the second quarter of 2010 due to $0.4 million of other charges. During the second quarter and first half of 2009, the segment recognized $2.5 million and $3.2 million of costs associated with the Cobra Beer Partnership, Ltd. acquisition and employee severance costs related to individuals not retained subsequent to the acquisition, respectively.

(6)
Special items for the first half of 2009 include costs associated with adjusting to the floor provided on the exercise price of stock options held by former Adolph Coors Company ("Coors") officers who left the Company under change in control agreements following the merger between Coors and Molson, Inc. ("Molson") in 2005 which expired during the first quarter of 2010.

(7)
During the first half of 2010 and 2009, MCI and Corporate recognized costs associated with other strategic initiatives.

        The table below summarizes the activity in the restructuring accruals:

	Severance and other employee- related costs
	Canada	U.K.
	(In millions)
Balance at December 26, 2009	$0.6	$2.3
Charges incurred	—	1.2
Payments made	(0.2)	(2.4)
Foreign currency and other adjustments	—	(0.1)

Balance at June 26, 2010	$0.4	$1.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

7. OTHER INCOME AND EXPENSE

        The table below summarizes other income and expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Gain (loss) from Foster's swap(1)	$21.9	$(12.9)	$15.0	$(34.3)
(Losses) gains from other foreign exchange and derivative activity	(0.6)	6.6	(2.8)	7.4
Gains (losses) on non-operating leases, net	0.1	(0.8)	(0.1)	(1.0)
Environmental litigation provisions	(0.1)	(1.0)	(0.1)	(1.0)
Equity in income of unconsolidated affiliates, net	—	(3.7)	—	(2.1)
Other, net	0.1	3.5	0.8	4.2

Other income (expense), net	$21.4	$(8.3)	$12.8	$(26.8)

(1)
During the third quarter of 2008, we entered into a cash settled total return swap with Deutsche Bank in order to gain an economic exposure to Foster's Group ("Foster's") (ASX:FGL), a major global brewer. See further discussion in Note 13 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This amount represents the net gain (loss) recognized on the mark-to-market adjustment on the fair value of the swap.

8. DISCONTINUED OPERATIONS

        In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the second quarter of 2010 and 2009, we recognized losses from discontinued operations of $0.6 million and zero, respectively. During the first half of 2010 and of 2009, we recognized a gain of $42.0 million and a loss of $3.9 million, respectively. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. See further discussion in Note 15 "COMMITMENTS AND CONTINGENCIES."

9. INCOME TAX

        Our effective tax rate for the second quarter of 2010 was approximately 18%. We anticipate that our 2010 full year effective tax rate will be in the range of 14% to 18%. We have lowered our expected range for the full year effective tax rate primarily because of higher expected deductible interest expense and a one-time benefit this year.

        Our tax rate is volatile and may fluctuate with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. In addition, any changes to current tax laws in the U.S., U.K. or Canada, may impact our effective tax rate.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

9. INCOME TAX (Continued)

        As of December 26, 2009, we had $71.5 million of uncertain tax benefits. Since December 26, 2009, uncertain tax benefits increased by $3.3 million. This addition is net of increases due to additional uncertain tax positions and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, and payments made to tax authorities with regard to uncertain tax positions during the second quarter of 2010. This results in a total uncertain tax benefit of $74.8 million as of June 26, 2010. Within the next 12 months, the Company expects to recognize approximately $1 to $4 million of income tax expense related to uncertain tax positions.

        We file income tax returns in most of the federal, state, and provincial jurisdictions in the U.S., U.K., and Canada. Tax years through 2007 are closed or have been effectively settled through examination in the U.S and in the U.K. The 2008 tax year is currently under examination in the U.S. and is expected to conclude in 2011. Tax years through 2004 are closed or have been effectively settled through examination in Canada. Tax year 2005 is currently under examination in Canada.

10. EARNINGS PER SHARE ("EPS")

        Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, PSUs and DSUs, calculated using the treasury stock method.

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Amounts attributable to MCBC
Income from continuing operations, net of tax	$237.8	$187.3	$299.8	$266.9
(Loss) income from discontinued operations, net of tax	(0.6)	—	42.0	(3.9)

Net income attributable to MCBC	$237.2	$187.3	$341.8	$263.0

Weighted average shares for basic EPS	185.7	184.2	185.6	184.0
Effect of dilutive securities:
Options and SOSARs	0.9	0.9	0.9	0.8
RSUs, PUs and DSUs	0.8	0.3	0.7	0.4

Weighted average shares for diluted EPS	187.4	185.4	187.2	185.2

Basic income (loss) per share:
Continuing operations attributable to MCBC	$1.28	$1.02	$1.61	$1.45
Discontinued operations attributable to MCBC	—	—	0.23	(0.02)

Net income attributable to MCBC	$1.28	$1.02	$1.84	$1.43

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$1.27	$1.01	$1.60	$1.44
Discontinued operations attributable to MCBC	—	—	0.23	(0.02)

Net income attributable to MCBC	$1.27	$1.01	$1.83	$1.42

Dividends declared and paid per share	$0.28	$0.24	$0.52	$0.44

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Stock options, SOSARs and RSUs(1)	1.3	0.8	1.0	0.9
PUs	—	0.2	—	0.2
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5	10.5	10.5
Warrants to issue Class B common shares(2)	10.5	10.5	10.5	10.5

	22.3	22.0	22.0	22.1

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

        We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

11. GOODWILL AND INTANGIBLE ASSETS

        The following summarizes the change in goodwill for the twenty-six weeks ended June 26, 2010 (in millions):

Balance at December 26, 2009	$1,475.0
Foreign currency translation	(32.1)
Other	(0.2)

Balance at June 26, 2010	$1,442.7

        Goodwill was attributed to our reportable segments as follows:

	As of
	June 26, 2010	December 26, 2009
	(In millions)
Canada	$729.1	$720.7
United Kingdom	713.6	754.3

Consolidated	$1,442.7	$1,475.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of June 26, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$284.7	$(141.8)	$142.9
Distribution rights	2 - 23	336.8	(206.6)	130.2
Patents and technology and distribution channels	3 - 10	33.7	(23.1)	10.6
Intangible assets not subject to amortization:
Brands	Indefinite	3,271.5	—	3,271.5
Distribution networks	Indefinite	976.9	—	976.9
Other	Indefinite	15.5	—	15.5

Total		$4,919.1	$(371.5)	$4,547.6

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.5	$(140.1)	$153.4
Distribution rights	2 - 23	334.4	(194.3)	140.1
Patents and technology and distribution channels	3 - 10	35.8	(22.4)	13.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,248.8	—	3,248.8
Distribution networks	Indefinite	963.5	—	963.5
Other	Indefinite	15.5	—	15.5

Total		$4,891.5	$(356.8)	$4,534.7

        The changes in the gross carrying amounts of intangibles from December 26, 2009, to June 26, 2010, are due to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies.

        Based on foreign exchange rates as of June 26, 2010, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2010—remaining	$21.9
2011	$42.5
2012	$30.5
2013	$30.0
2014	$30.0

        Amortization expense of intangible assets was $11.0 million and $22.0 million for the thirteen and twenty-six weeks ended June 26, 2010, respectively and $9.7 and $19.0 million for the thirteen and twenty-six weeks ended June 28, 2009, respectively.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We perform the required impairment testing during the third quarter annually. No impairment losses were included in the goodwill balances as of June 26, 2010 or December 26, 2009.

12. DEBT

        The table below summarizes total debt:

	As of
	June 26, 2010	December 26, 2009
	(In millions)
Senior notes:
U.S. $300 million 4.85% due 2010	$300.0	$300.0
U.S. $850 million 6.375% due 2012	44.6	44.6
CAD $900 million 5.0% due 2015	869.2	857.2
U.S. $575 million convertible debt 2.5% due 2013(1)	575.0	575.0
Less: unamortized debt discounts and other(2)	(55.5)	(63.8)

Total long-term debt (including current portion)	1,733.3	1,713.0
Less: current portion of long-term debt	(300.0)	(300.3)

Total long-term debt	$1,433.3	$1,412.7

Total fair value	$1,920.6	$1,913.6

(1)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per each $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As a result of Class B common stock dividends paid, during this quarter we provided notice to the Trustee that the conversion price and conversion ratio associated with the notes would be adjusted to $54.01 and 18.5154 shares, respectively, effective August 26, 2010. Currently, the convertible debt's if-converted value does not exceed the principal.

(2)
During the thirteen weeks ended June 26, 2010, and June 28, 2009, we incurred additional non-cash interest expense of $4.2 million and $4.1 million, respectively. For the twenty-six weeks ended June 26, 2010, and June 28, 2009, the amounts were $8.4 million and $8.1 million, respectively. We also incurred interest expense related to the 2.5% coupon rate on the convertible debt of $3.6 million for both thirteen week periods ended June 26, 2010, and June 28, 2009. For the twenty-six weeks ended June 26, 2010, and June 28, 2009 the amount was $7.2 million for both periods. The combination of non-cash and cash interest resulted in an effective interest rate of 6.00% and 6.09% for the thirteen weeks ended June 26, 2010, and June 28, 2009, respectively. The effective interest rates for the twenty-six weeks ended June 26, 2010, and June 28, 2009 were 6.00% and 5.89%, respectively. As of June 26, 2010, and December 26, 2009, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of June 26, 2010, and December 26, 2009, $54.9 million and $63.2 million respectively of the unamortized debt discount and other balance relates to our $575 million convertible debt. The

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

12. DEBT (Continued)

  unamortized discount will continue to amortize through 2013 resulting in non-cash interest expense of approximately $16 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $0.6 million as of quarter-end and year-end, respectively, relates to unamortized debt premiums, discounts, and other on the additional debt balances.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Our risk management and derivative accounting policies and strategies are presented in our Annual Report and did not significantly change during the first half of 2010.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of June 26, 2010 and December 26, 2009 these adjustments resulted in deferred net gains in accumulated other comprehensive income ("AOCI") of $4.8 million and $3.3 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 26, 2010 and December 26, 2009.

		Fair Value Measurements at June 26, 2010 Using
	Total carrying value at June 26, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(423.9)	$—	$(423.9)	$—
Forward starting interest rate swaps	(0.3)	—	(0.3)	—
Foreign currency forwards	(8.3)	—	(8.3)	—
Commodity swaps	0.4	—	0.4	—
Total return swaps	13.0	—	13.0	—

Total	$(419.1)	$—	$(419.1)	$—

		Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(413.0)	$—	$(413.0)	$—
Forward starting interest rate swaps	6.3	—	6.3	—
Foreign currency forwards	(8.5)	—	(8.5)	—
Commodity swaps	(0.9)	—	(0.9)	—
Total return swaps	(1.8)	—	(1.8)	—

Total	$(417.9)	$—	$(417.9)	$—

        During the period we had no significant transfers in or out of Level 1, 2 or 3. New derivative contracts transacted during the quarter are all included in Level 2.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Results of Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet as of June 26, 2010, and December 26, 2009, and the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 26, 2010, and June 28, 2009.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of June 26, 2010
		Asset derivatives
				Liability derivatives
	Notional amount	Balance sheet location	Fair value
				Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,896.7	Other current assets	$—	Accrued expenses	$(52.7)
		Other assets	—	Long term derivative liability	(371.2)
Forward starting interest rate swaps	USD 193.1	Other current assets	0.1	Accrued expenses	(0.4)
Foreign currency forwards	USD 367.3	Other current assets	3.0	Accrued expenses	(7.3)
		Other assets	1.1	Long term derivative liability	(5.1)
Commodity swaps	Gigajoules 2.0	Other current assets	1.0	Accrued expenses	(0.8)
		Other assets	0.3	Long term derivative liability	(0.1)

Total derivatives designated as hedging instruments			$5.5		$(437.6)

Derivatives not designated as hedging instruments:
Total return swaps	AUD 496.5	Other current assets	$13.6	Accrued expenses	$(0.6)

Total derivatives not designated as hedging instruments			$13.6		$(0.6)

	As of December 26, 2009
		Asset derivatives
				Liability derivatives
		Balance sheet location	Fair value
	Notional amount			Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,992.4	Other current assets	$—	Accrued expenses	$(46.9)
		Other assets	—	Long term derivative liability	(366.1)
Forward starting interest rate swaps	USD 190.5	Other current assets	6.3	Accrued expenses	—
Foreign currency forwards	USD 339.3	Other current assets	4.6	Accrued expenses	(6.1)
		Other assets	1.1	Long term derivative liability	(8.1)
Commodity swaps	Gigajoules 1.2	Other current assets	—	Accrued expenses	(0.9)

Total derivatives designated as hedging instruments			$12.0		$(428.1)

Derivatives not designated as hedging instruments:
Total return swaps	AUD 496.5	Other current assets	$—	Accrued expenses	$(1.8)

Total derivatives not designated as hedging instruments			$—		$(1.8)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

  Cash Flow Hedges

For the Thirteen Weeks Ended June 26, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.9	Other income (expense), net	$9.9	Other income (expense), net	$—
		Interest expense, net	(3.3)	Interest expense, net	—
Forward starting interest rate swaps	(4.5)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	4.8	Other income (expense), net	(1.1)	Other income (expense), net	—
		Cost of goods sold	(0.3)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	2.7	Cost of goods sold	(0.7)	Cost of goods sold	—

Total	$4.9		$4.6		$—

For the Thirteen Weeks Ended June 28, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$2.7	Other income (expense), net	$(140.3)	Other income (expense), net	$—
		Interest expense, net	(1.1)	Interest expense, net	—
Forward starting interest rate swaps	5.8	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(29.9)	Other income (expense), net	2.5	Other income (expense), net	—
		Cost of goods sold	5.2	Cost of goods sold	—
		Marketing, general and administrative expenses	(0.1)	Marketing, general and administrative expenses	—
Commodity swaps	1.0	Cost of goods sold	(1.0)	Cost of goods sold	—

Total	$(20.4)		$(134.8)		$—

For the Twenty-Six Weeks Ended June 26, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$10.2	Other income (expense), net	$(15.3)	Other income (expense), net	$—
		Interest expense, net	(5.9)	Interest expense, net	—
Forward starting interest rate swaps	(6.7)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	0.3	Other income (expense), net	(2.4)	Other income (expense), net	—
		Cost of goods sold	(1.0)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	1.3	Cost of goods sold	(1.2)	Cost of goods sold	—

Total	$5.1		$(25.7)		$—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For the Twenty-Six Weeks Ended June 28, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(3.2)	Other income (expense), net	$(121.6)	Other income (expense), net	$—
		Interest expense, net	(1.3)	Interest expense, net	—
Forward starting interest rate swaps	5.8	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(32.1)	Other income (expense), net	5.2	Other income (expense), net	—
		Cost of goods sold	10.5	Cost of goods sold	—
		Marketing, general and administrative expenses	(0.1)	Marketing, general and administrative expenses	—
Commodity swaps	—	Cost of goods sold	(1.7)	Cost of goods sold	—

Total	$(29.5)		$(109.0)		$—

Note: Amounts recognized in AOCI are gross of taxes.

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the period we recorded no significant ineffectiveness related to these cash flow hedges.

  Other Derivatives

        During the second quarter of this year, we amended our total return swap agreements with our counterparty to extend the maturity date by nine months. As such, the current swaps are contracted to settle in 2011.

For the Thirteen Weeks Ended June 26, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$21.9

		$21.9

For the Thirteen Weeks Ended June 28, 2009
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$(12.9)
Physical commodity contracts	Cost of goods sold	(0.2)

		$(13.1)

For the Twenty-Six Weeks Ended June 26, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$15.0

		$15.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For the Twenty-Six Weeks Ended June 28, 2009
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income (expense), net	$(34.3)
Physical commodity contracts	Cost of goods sold	(1.0)

		$(35.3)

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

        We sponsor defined benefit retirement plans in Canada, the U.K. and the U.S. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended June 26, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.4	$—	$—	$4.4
Interest cost	18.0	0.1	28.0	46.1
Expected return on plan assets	(17.6)	—	(26.5)	(44.1)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.0	3.3
Less expected participant contributions	(0.5)	—	—	(0.5)
Special termination benefits	1.8	—	—	1.8

Net periodic pension cost	$6.6	$0.1	$4.5	$11.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.4	—	—	2.4
Amortization of prior service benefit	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$2.1	$—	$—	$2.1

	Thirteen Weeks Ended June 28, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$3.3	$—	$1.1	$4.4
Interest cost	15.8	0.1	26.5	42.4
Expected return on plan assets	(15.5)	—	(30.1)	(45.6)
Amortization of prior service cost	0.1	—	—	0.1
Amortization of net actuarial loss	—	0.2	—	0.2
Less expected participant contributions	(0.5)	—	(0.1)	(0.6)

Net periodic pension cost (benefit)	$3.2	$0.3	$(2.6)	$0.9

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.5	$—	$—	$0.5
Interest cost on projected benefit obligation	2.1	—	—	2.1
Amortization of prior service benefit	(0.6)	—	—	(0.6)
Amortization of net actuarial gain	(0.2)	—	—	(0.2)

Net periodic postretirement benefit cost	$1.8	$—	$—	$1.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Twenty-Six Weeks Ended June 26, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$8.7	$—	$—	$8.7
Interest cost	35.8	0.2	57.4	93.4
Expected return on plan assets	(35.0)	—	(54.3)	(89.3)
Amortization of prior service cost	0.4	—	—	0.4
Amortization of net actuarial loss	0.6	—	6.1	6.7
Less expected participant contributions	(1.0)	—	—	(1.0)
Special termination benefits	1.8	—	—	1.8

Net periodic pension cost	$11.3	$0.2	$9.2	$20.7

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.2	$—	$—	$1.2
Interest cost on projected benefit obligation	4.7	—	—	4.7
Amortization of prior service benefit	(1.8)	—	—	(1.8)

Net periodic postretirement benefit cost	$4.1	$—	$—	$4.1

	Twenty-Six Weeks Ended June 28, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$7.8	$—	$2.2	$10.0
Interest cost	35.4	0.2	51.2	86.8
Expected return on plan assets	(34.6)	—	(58.2)	(92.8)
Amortization of prior service cost	0.5	—	—	0.5
Amortization of net actuarial loss	0.1	0.4	—	0.5
Curtailment loss	5.3			5.3
Less expected participant contributions	(0.9)	—	(0.2)	(1.1)

Net periodic pension cost (benefit)	$13.6	$0.6	$(5.0)	$9.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.7	$—	$—	$1.7
Interest cost on projected benefit obligation	4.8	0.1	—	4.9
Amortization of prior service benefit	(1.0)	—	—	(1.0)
Amortization of net actuarial gain	(0.4)	—	—	(0.4)

Net periodic postretirement benefit cost	$5.1	$0.1	$—	$5.2

        See Note 4 "INVESTMENTS" for a discussion of the deconsolidation of BRI during the first quarter of 2009, which reduced the carrying values of pension and postretirement benefits on the condensed consolidated balance sheet.

        During the second quarter of 2010, employer contributions paid to the defined benefit plans for Canada and the U.K. were $7.7 million and $0.8 million, respectively. For the first half of 2010, the amounts were $19.4 million for Canada and $1.6 million for the U.K. There were no contributions to the U.S. plan in the first half. Expected total fiscal year 2010 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $45.6 million.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

15. COMMITMENTS AND CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 8 "DISCONTINUED OPERATIONS," we sold our entire equity interest in Kaiser during 2006 to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

        Additionally, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We generally classify such purchased tax credits into two categories.

        During 2009, FEMSA entered into a Brazilian tax amnesty program which substantially reduced penalties, interest, and attorney's fees owed by Kaiser to the government for the first category of purchased tax credits. In 2009, we provided consent to FEMSA to enter into the amnesty program but had not agreed to an indemnity amount owed to FEMSA related to the indemnity for these tax credits.

        During the first quarter of 2010, we reached a settlement agreement with FEMSA for the entirety of our indemnity obligations corresponding to the principal, penalties, interest and attorney's fees owed by Kaiser for this first category of purchased credits. This favorable settlement involved a cash payment of $96.0 million, and eliminated $284.5 million of maximum potential tax claims of which $131.2 million of indemnity liabilities were accrued on our balance sheet at December 26, 2009. The payment of the settlement agreement was made in the first week of the second quarter of 2010.

        The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $248.7 million as of June 26, 2010.

        As of the end of the second quarter, a portion of our indemnity obligations are considered probable losses, recorded as current liabilities in an amount of $9.0 million at June 26, 2010. Including the portion of the liabilities not deemed to be probable ($13.5 million) our total estimate of the indemnity liability associated with the second category of purchased tax credits as of June 26, 2010, was $22.5 million, $12.6 million of which was classified as a current liability and $9.9 million of which was classified as non-current. Our indemnity obligations decreased by $132.1 million during the first half of 2010, primarily as a result of the aforementioned settlement, slightly offset by the impact of foreign exchange.

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

        Additionally, we provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.5 million as of June 26, 2010, which is classified as non-current.

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

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 26, 2009, through June 26, 2010:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 26, 2009	$154.6	$9.5	$164.1
Changes in estimates	(32.3)	—	(32.3)
Cash Settlement	(96.0)	—	(96.0)
Foreign exchange transaction impact	(3.8)	—	(3.8)

Balance at June 26, 2010	$22.5	$9.5	$32.0

Guarantees

        MCBC guarantees indebtedness and other obligations to banks and other third parties for some of its equity investments and consolidated subsidiaries. Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $100.7 million and $99.2 million as of June 26, 2010, and December 26, 2009, respectively, related to such guarantees.

Litigation and Other Disputes

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which granted certiorari during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        In March 2009, BRI, which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although notice of the lawsuit was provided in March 2010, the lawsuit has not been formally commenced. The same plaintiffs filed a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failing to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Based on these assumptions, the present value and gross amount of the costs at June 26, 2010, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of June 26, 2010. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

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

        In April 2009, we received a written notice relating to the Lowry site, that the State of Colorado intends to seek compensation from MCBC and other parties to recover for natural resources damages. The State of Colorado has informally asserted total damages of up to $10 million. However, the Company is potentially liable for only a portion of those damages. The State and the top responsible parties have reached a settlement regarding this matter. The appropriate documents have been filed and we are awaiting court approval.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

16. COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	June 26, 2010	June 28, 2009
	(In millions)
Net income	$238.3	$187.8	$343.7	$264.0

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(20.9)	440.0	(31.7)	375.3
Amortization of net prior service costs and net actuarial losses, net of tax	0.8	(0.6)	2.6	11.9
Unrealized gain (loss) on derivative instruments, net of tax	1.0	(9.5)	(0.2)	(1.3)
Reclassification adjustment on derivative instruments, net of tax	1.7	(5.4)	3.1	(19.9)
Ownership share of unconsolidated subsidiaries' other comprehensive (loss) income, net of tax(1)	(17.7)	21.7	(10.3)	17.9

Total other comprehensive (loss) income, net of tax	(35.1)	446.2	(36.5)	383.9

Comprehensive income	203.2	634.0	307.2	647.9
Less: Comprehensive income attributable to the noncontrolling interest	(1.1)	(0.5)	(1.9)	(1.0)

Comprehensive income attributable to MCBC	$202.1	$633.5	$305.3	$646.9

(1)
Consisting of unrealized gains and losses on derivative instruments, and changes to pension liabilities related to our proportional share of our unconsolidated subsidiaries, reported net of our effective tax rate.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

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

        On September 22, 2005, the 2005 Issuers completed a public offering of USD $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015. The notes were issued with registration rights and are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers' ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

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

        During the current quarter, we revised our presentation of the supplemental guarantor information to separately present the impact of intercompany activity for the 2002 Issuer, the 2005 Issuer and the 2007 Issuer, Subsidiary Guarantor and Subsidiary Non-Guarantor categories. As such, our current period consolidating financial statements reflect the revised presentation, with the most significant change being the gross presentation of our intercompany notes receivable and payable amongst affiliates and the related impacts on the statements of operations and cash flows. Intercompany notes receivable, which were previously included as a component of equity, continue to be presented as a component of equity (contra-equity) based on the nature of the notes, anticipated repayments and the consideration of the inherent control associated with the relationships of the entities, while the intercompany notes payable are now presented as a liability. Our prior period consolidating financial information has also been revised to present the comparative information consistent with the new presentation. We believe that the revised presentation provides greater clarity surrounding the activity between the guarantors and non-guarantors of our third party debt. The revised presentation of the supplemental guarantor information does not amend or change the respective priority or status of the above-referenced senior notes and convertible notes.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and twenty-six weeks ended June 26, 2010, and June 28, 2009; Condensed Consolidating

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheets as of June 26, 2010, and December 26, 2009; and Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended June 26, 2010 and June 28, 2009. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the 2002, 2005 and 2007 Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$2.2	$57.6	$—	$699.1	$582.8	$(59.1)	$1,282.6
Excise taxes	—	—	—	(163.5)	(235.8)	—	(399.3)

Net sales	2.2	57.6	—	535.6	347.0	(59.1)	883.3
Cost of goods sold	—	(13.7)	—	(264.0)	(254.0)	56.9	(474.8)

Gross profit	2.2	43.9	—	271.6	93.0	(2.2)	408.5
Marketing, general and administrative expenses	(29.5)	(6.0)	—	(129.0)	(99.0)	2.3	(261.2)
Special items, net	(0.6)	—	—	(14.5)	(0.7)	—	(15.8)
Equity income (loss) in subsidiaries	235.6	209.8	305.6	185.1	129.1	(1,065.2)	—
Equity income in MillerCoors	—	163.6	—	—	—	—	163.6

Operating income (loss)	207.7	411.3	305.6	313.2	122.4	(1,065.1)	295.1
Interest (expense) income, net	(8.5)	12.1	(16.0)	79.7	(90.6)	(2.1)	(25.4)
Other income (expense), net	21.9	(0.1)	—	0.7	(1.0)	(0.1)	21.4

Income (loss) from continuing operations before income taxes	221.1	423.3	289.6	393.6	30.8	(1,067.3)	291.1
Income tax benefit (expense)	16.1	(81.8)	46.4	(35.5)	2.6	—	(52.2)

Income (loss) from continuing operations	237.2	341.5	336.0	358.1	33.4	(1,067.3)	238.9
Income from discontinued operations, net of tax	—	—	—	—	(0.6)	—	(0.6)

Net income (loss)	237.2	341.5	336.0	358.1	32.8	(1,067.3)	238.3
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to MCBC	$237.2	$341.5	$336.0	$358.1	$31.7	$(1,067.3)	$237.2

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.5	$52.2	$—	$614.8	$543.5	$(58.6)	$1,160.4
Excise taxes	—	—	—	(142.2)	(218.2)	(1.1)	(361.5)

Net sales	8.5	52.2	—	472.6	325.3	(59.7)	798.9
Cost of goods sold	—	(12.9)	—	(233.0)	(236.8)	50.1	(432.6)

Gross profit (loss)	8.5	39.3	—	239.6	88.5	(9.6)	366.3
Marketing, general and administrative expenses	(27.1)	(9.2)	—	(108.5)	(91.7)	6.5	(230.0)
Special items, net	0.6	—		(0.9)	(6.8)		(7.1)
Equity income (loss) in subsidiaries	(232.4)	85.7	121.7	(27.1)	129.9	(77.8)	—
Equity income in MillerCoors	—	134.1	—	—	—	—	134.1

Operating income (loss)	(250.4)	249.9	121.7	103.1	119.9	(80.9)	263.3
Interest (expense) income, net	(8.1)	12.2	(16.1)	22.2	(30.1)	—	(19.9)
Other (expense) income, net	(12.1)	5.7	—	1.2	(3.1)	—	(8.3)

(Loss) income from continuing operations before income taxes	(270.6)	267.8	105.6	126.5	86.7	(80.9)	235.1
Income tax benefit (expense)	457.9	(606.9)	339.3	(132.0)	(105.6)	—	(47.3)

Income from continuing operations	187.3	(339.1)	444.9	(5.5)	(18.9)	(80.9)	187.8
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income (loss)	187.3	(339.1)	444.9	(5.5)	(18.9)	(80.9)	187.8
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.5)	—	(0.5)

Net income (loss) attributable to MCBC	$187.3	$(339.1)	$444.9	$(5.5)	$(19.4)	$(80.9)	$187.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$8.7	$97.8	$—	$1,200.9	$1,027.2	$(105.0)	$2,229.6
Excise taxes	—	—	—	(281.6)	(403.7)	—	(685.3)

Net sales	8.7	97.8	—	919.3	623.5	(105.0)	1,544.3
Cost of goods sold	—	(24.6)	—	(483.1)	(467.6)	96.1	(879.2)

Gross profit	8.7	73.2	—	436.2	155.9	(8.9)	665.1
Marketing, general and administrative expenses	(61.4)	(14.9)	—	(240.0)	(191.4)	9.0	(498.7)
Special items, net	(0.7)	—	—	(3.0)	(14.7)	—	(18.4)
Equity income (loss) in subsidiaries	380.1	346.4	518.2	325.6	194.1	(1,764.4)	—
Equity income in MillerCoors	—	254.6	—	—	—	—	254.6

Operating income (loss)	326.7	659.3	518.2	518.8	143.9	(1,764.3)	402.6
Interest (expense) income, net	(16.7)	24.4	(18.1)	128.6	(164.5)	(3.5)	(49.8)
Other income (expense), net	15.0	(1.6)	(0.1)	0.7	(1.1)	(0.1)	12.8

Income (loss) from continuing operations before income taxes	325.0	682.1	500.0	648.1	(21.7)	(1,767.9)	365.6
Income tax benefit (expense)	16.8	(93.7)	35.7	(32.9)	10.2	—	(63.9)

Income (loss) from continuing operations	341.8	588.4	535.7	615.2	(11.5)	(1,767.9)	301.7
Income from discontinued operations, net of tax	—	—	—	—	42.0	—	42.0

Net income (loss)	341.8	588.4	535.7	615.2	30.5	(1,767.9)	343.7
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.9)	—	(1.9)

Net income (loss) attributable to MCBC	$341.8	$588.4	$535.7	$615.2	$28.6	$(1,767.9)	$341.8

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$13.0	$91.8	$—	$1,036.6	$942.7	$(99.5)	$1,984.6
Excise taxes	—	—	—	(238.4)	(386.4)	(1.9)	(626.7)

Net sales	13.0	91.8	—	798.2	556.3	(101.4)	1,357.9
Cost of goods sold	—	(25.5)	—	(422.3)	(417.5)	86.6	(778.7)

Gross profit (loss)	13.0	66.3	—	375.9	138.8	(14.8)	579.2
Marketing, general and administrative expenses	(42.8)	(20.9)	—	(194.7)	(163.5)	9.3	(412.6)
Special items, net	(0.6)	—		(9.0)	(7.7)		(17.3)
Equity income (loss) in subsidiaries	63.0	295.3	365.6	159.1	172.4	(1,055.4)	—
Equity income in MillerCoors	—	231.2	—	—	—	—	231.2

Operating income (loss)	32.6	571.9	365.6	331.3	140.0	(1,060.9)	380.5
Interest (expense) income, net	(16.3)	24.2	(31.0)	42.1	(58.8)	—	(39.8)
Other (expense) income, net	(33.8)	8.1	—	1.0	(2.1)	—	(26.8)

(Loss) income from continuing operations before income taxes	(17.5)	604.2	334.6	374.4	79.1	(1,060.9)	313.9
Income tax benefit (expense)	280.5	(475.8)	198.8	(74.3)	24.8	—	(46.0)

Income (loss) from continuing operations	263.0	128.4	533.4	300.1	103.9	(1,060.9)	267.9
Loss from discontinued operations, net of tax	—	—	—	—	(3.9)	—	(3.9)

Net income (loss)	263.0	128.4	533.4	300.1	100.0	(1,060.9)	264.0
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to MCBC	$263.0	$128.4	$533.4	$300.1	$99.0	$(1,060.9)	$263.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$473.4	$—	$0.1	$134.5	$190.6	$—	$798.6
Accounts receivable, net	—	7.2	—	255.3	347.6	—	610.1
Other receivables, net	8.4	31.3	4.0	30.6	100.1	—	174.4
Total inventories, net	—	—	—	155.0	78.7	—	233.7
Other assets, net	7.1	2.2	—	36.3	59.1	—	104.7
Deferred tax assets	—	17.5	—	—	0.9	(18.4)	—
Discontinued operations	—	—	—	—	2.0	—	2.0
Intercompany receivables	—	684.6	180.2	824.5	160.7	(1,850.0)	—

Total current assets	488.9	742.8	184.3	1,436.2	939.7	(1,868.4)	1,923.5
Properties, net	34.4	7.2	—	759.5	438.9	—	1,240.0
Goodwill	—	11.4	—	341.3	1,090.0	—	1,442.7
Other intangibles, net	—	41.3	—	4,138.8	367.5	—	4,547.6
Investment in MillerCoors	—	2,652.0	—	—	—	—	2,652.0
Net investment in subsidiaries	8,061.5	3,744.8	1,228.5	—	4,595.5	(17,630.3)	—
Deferred tax assets	35.7	—	100.7	11.0	27.2	(25.4)	149.2
Other assets	5.8	13.7	3.1	50.4	79.4	—	152.4

Total assets	$8,626.3	$7,213.2	$1,516.6	$6,737.2	$7,538.2	$(19,524.1)	$12,107.4

Liabilities and equity
Current liabilities:
Accounts payable	$4.3	$0.4	$—	$48.1	$125.6	$—	$178.4
Accrued expenses and other liabilities	30.5	11.2	62.6	430.6	358.7	—	893.6
Deferred tax liability	107.3	—	—	—	90.6	(18.4)	179.5
Short-term borrowings and current portion of long-term debt	—	—	300.0	—	—	—	300.0
Discontinued operations					16.3	—	16.3
Intercompany payables	651.0	7.6	378.5	229.0	583.9	(1,850.0)	—

Total current liabilities	793.1	19.2	741.1	707.7	1,175.1	(1,868.4)	1,567.8
Long-term debt	520.1	45.2	868.0	—	—	—	1,433.3
Net investment in subsidiaries	—	—	—	384.5	—	(384.5)	—
Deferred tax liability	—	25.4	—	—	442.0	(25.4)	442.0
Other liabilities	7.0	37.2	—	698.7	582.5	—	1,325.4
Discontinued operations	—	—	—	—	18.6	—	18.6
Intercompany notes payable	—	—	4,120.4	4,875.2	6,441.4	(15,437.0)	—

Total liabilities	1,320.2	127.0	5,729.5	6,666.1	8,659.6	(17,715.3)	4,787.1
MCBC stockholders' equity	7,308.0	7,931.7	(135.9)	7,655.5	1,792.5	(17,245.7)	7,306.1
Intercompany notes receivable	(1.9)	(845.5)	(4,077.0)	(7,584.4)	(2,928.1)	15,436.9	—

Total stockholders' equity	7,306.1	7,086.2	(4,212.9)	71.1	(1,135.6)	(1,808.8)	7,306.1
Noncontrolling interests	—	—	—	—	14.2	—	14.2

Total equity	7,306.1	7,086.2	(4,212.9)	71.1	(1,121.4)	(1,808.8)	7,320.3

Total liabilities and equity	$8,626.3	$7,213.2	$1,516.6	$6,737.2	$7,538.2	$(19,524.1)	$12,107.4

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2
Accounts receivable, net	3.6	4.1	—	201.7	357.3	—	566.7
Other receivables, net	16.2	27.4	5.2	23.2	78.5	—	150.5
Total inventories, net	—	—	—	145.1	91.1	—	236.2
Other assets, net	4.0	1.0	—	32.0	28.3	—	65.3
Deferred tax assets	—	17.4	—	—	1.0	(18.4)	—
Discontinued operations	—	—	—	—	9.9	—	9.9
Intercompany receivables	—	455.7	0.8	217.9	45.8	(720.2)	—

Total current assets	416.6	505.6	6.1	794.9	778.2	(738.6)	1,762.8
Properties, net	35.8	7.3	—	779.0	470.4	—	1,292.5
Goodwill	—	11.4	—	342.8	1,120.8	—	1,475.0
Other intangibles, net	—	44.5	—	4,117.7	372.5	—	4,534.7
Investment in MillerCoors	—	2,613.6	—	—	—	—	2,613.6
Net investment in subsidiaries	7,658.2	3,633.8	2,917.8	259.3	4,346.6	(18,815.7)	—
Deferred tax assets	64.5	—	100.7	15.1	29.5	(31.9)	177.9
Other assets	6.4	13.5	4.0	49.8	90.9	—	164.6

Total assets	$8,181.5	$6,829.7	$3,028.6	$6,358.6	$7,208.9	$(19,586.2)	$12,021.1

Liabilities and equity
Current liabilities:
Accounts payable	$5.7	$0.8	$—	$48.4	$155.4	$—	$210.3
Accrued expenses and other liabilities	39.6	14.7	52.2	311.6	326.9	—	745.0
Deferred tax liability	107.2	15.1	—	0.1	78.2	(33.5)	167.1
Short-term borrowings and current portion of long-term debt	—	0.3	300.0	—	—	—	300.3
Discontinued operations	—	—	—	—	158.2	—	158.2
Intercompany payables	431.3	4.1	230.7	37.5	16.8	(720.4)	—

Total current liabilities	583.8	35.0	582.9	397.6	735.5	(753.9)	1,580.9
Long-term debt	511.8	45.0	856.0	—	(0.1)	—	1,412.7
Deferred tax liability	—	16.8	—	—	468.0	(16.8)	468.0
Other liabilities	6.4	82.4	—	747.3	611.9	—	1,448.0
Discontinued operations	—	—	—	—	18.7	—	18.7
Intercompany notes payable	—	—	2,913.0	4,390.9	3,205.4	(10,509.3)	—

Total liabilities	1,102.0	179.2	4,351.9	5,535.8	5,039.4	(11,280.0)	4,928.3
MCBC stockholders' equity	7,081.1	7,543.1	2,221.4	6,524.2	2,525.3	(18,815.5)	7,079.6
Intercompany notes receivable	(1.6)	(892.5)	(3,544.7)	(5,701.4)	(369.1)	10,509.3	—

Total stockholders' equity	7,079.5	6,650.6	(1,323.3)	822.8	2,156.2	(8,306.2)	7,079.6
Noncontrolling interests	—	(0.1)	—	—	13.3	—	13.2

Total equity	7,079.5	6,650.5	(1,323.3)	822.8	2,169.5	(8,306.2)	7,092.8

Total liabilities and equity	$8,181.5	$6,829.7	$3,028.6	$6,358.6	$7,208.9	$(19,586.2)	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$166.7	$45.5	$(58.3)	$9.0	$603.1	$(370.4)	$395.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(2.4)	—	—	(16.6)	(32.4)	—	(51.4)
Proceeds from sales of properties and intangible assets, net	—	—	—	0.3	1.7	—	2.0
Cash placed in escrow for acquisition	—	—	—	—	(34.2)	—	(34.2)
Payment on discontinued operations	—	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(623.7)	—	—	—	—	(623.7)
Return of capital from MillerCoors	—	569.3	—	—	—	—	569.3
Investment in and advances to unconsolidated affiliates	—	—	—	—	(1.6)	—	(1.6)
Trade loan repayments from customers	—	—	—	—	8.3	—	8.3
Trade loans advanced to customers	—	—	—	—	(5.0)	—	(5.0)
Net intercompany investing activity	(43.5)	(0.1)	1,217.5	3,542.1	(1,223.9)	(3,492.1)	—

Net cash (used in) provided by investing activities	(45.9)	(54.5)	1,217.5	3,525.8	(1,383.1)	(3,492.1)	(232.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	7.1	—	—	—	—	—	7.1
Excess tax benefits from share-based compensation	0.6	—	—	—	—	—	0.6
Dividends paid	(85.0)	—	—	—	(12.6)	—	(97.6)
Change in overdraft balances and other	—	—	—	—	(8.1)	—	(8.1)
Net intercompany financing activity	37.1	9.0	(1,159.2)	(3,581.5)	832.1	3,862.5	—

Net cash (used in) provided by financing activities	(40.2)	9.0	(1,159.2)	(3,581.5)	811.4	3,862.5	(98.0)

CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	80.6	—	—	(46.7)	31.4	—	65.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	6.2	(7.1)	—	(0.9)
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2

Balance at end of period	$473.4	$—	$0.1	$134.5	$190.6	$—	$798.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 26, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) provided by operating activities	$45.6	$229.2	$2.2	$(56.6)	$55.1	$77.0	$352.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(5.1)	—	—	(14.8)	(25.3)	—	(45.2)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	0.4	1.0	—	2.6
Acquisition of business	—	—	—	—	(19.6)	—	(19.6)
Investment in MillerCoors	—	(212.1)	—	—	—	—	(212.1)
Return of capital from MillerCoors	—	92.8	—	—	—	—	92.8
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)	—	—	(26.1)
Investment in and advances to unconsolidated affiliates	—	—	—	—	(5.3)	—	(5.3)
Trade loan repayments from customers	—	—	—	—	9.6	—	9.6
Trade loans advanced to customers	—	—	—	—	(7.0)	—	(7.0)
Net intercompany investing activity	(22.3)	(106.8)	(21.0)	(10.5)	(102.8)	263.4	—

Net cash (used in) provided by investing activities	(26.2)	(226.1)	(21.0)	(51.0)	(149.4)	263.4	(210.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	13.4	—	—	—	—	—	13.4
Excess tax benefits from share-based compensation	15.3	—	—	—	—	—	15.3
Dividends paid	(70.7)	—	—	—	(10.7)	—	(81.4)
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	(0.1)	—	(0.2)
Change in overdraft balances and other	—	—	—	(0.2)	(8.9)	—	(9.1)
Net intercompany financing activity	118.6	(3.5)	18.8	134.4	72.1	(340.4)	—

Net cash provided by (used in) financing activities	76.6	(3.5)	18.8	134.1	52.4	(340.4)	(62.0)

CASH AND CASH EQUIVALENTS:
Net decrease in cash and cash equivalents	96.0	(0.4)	—	26.5	(41.9)	—	80.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(3.4)	3.2	—	(0.2)
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	—	216.2

Balance at end of period	$180.9	$—	$0.1	$47.2	$68.0	$—	$296.2

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

BUSINESS OVERVIEW

Financial Highlights

        Pretax and after-tax underlying income and free cash flow and underlying free cash flow should be viewed as supplements to—not substitutes for—our results of operations presented on the basis of accounting principles generally accepted in the United States ("U.S. GAAP"). Our management uses underlying income and free cash flow and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, free cash flow and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to items such as special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure.

Second quarter 2010 highlights

        On the bottom line, income from continuing operations attributable to MCBC net of tax of $237.8 million, or $1.27 per diluted share, increased 27.0% from a year ago, while underlying after-tax income of $234.5 million, or $1.25 per diluted share, increased 14.2% from a year ago, due to higher net sales revenue, higher equity income from MillerCoors, a lower effective tax rate, and favorable foreign exchange. In the quarter, we grew total company gross margin, as well as operating and after-tax margins. We also grew volume in all of our major markets outside the U.S. Nevertheless, our worldwide beer volume declined 0.7% from a year ago, driven by a weak U.S. industry.

        It is important to note that our second quarter underlying income excludes some non-core gains, losses and expenses, primarily related to changes in the value of our Foster's cash-settled total-return swap, as well as net special charges of $15.8 million.

Regional highlights:

  •
  In our Canada segment, earnings before income taxes in local currency and underlying pretax income in local currency decreased 12.1% and 3.0%, respectively, from a year ago. Note that local currency results exclude the $4.0 million impact of foreign currency hedges in Other Income, as it is meaningful to consider those hedges only when viewing the Canada segment in U.S. dollars. On a U.S. dollar basis, Canada earnings before income taxes and underlying pretax income decreased 3.3% to $131.9 million and increased 6.7% to $146.5 million from a year ago, respectively, which includes the $14 million and $15 million benefit, respectively, of a 13% year-over-year increase in the Canadian dollar ("CAD") versus the U.S. dollar. Continued volume growth and operations cost reductions in the quarter were more than offset by the cost of our more competitive position this year, along with higher commercial and overhead expenses this year.

  •
  In our U.K. segment, earnings before income taxes and underlying pretax income of $32.0 million and $32.7 million, respectively, represented an increase of $2.0 million or 6.7% and a decrease of $4.1 million or 11.1%, respectively, from a year ago, due to a $7.1 million non-cash increase in defined-benefit pension expense. Our UK results in the quarter benefited from strong pricing and higher volumes as we continue our brand-building efforts and the leveraging of our contract brewing arrangement. Our second quarter U.K. earnings before income taxes and underlying pretax profit were both adversely impacted by $2 million of foreign exchange due to a 3% year-over-year decrease in the British Pound versus the U.S. dollar.

  •
  In our U.S. segment, equity income in MillerCoors and underlying equity income in MillerCoors increased 22.0% to $163.6 million and 14.2% to $163.0 million, respectively, from a year ago, driven by favorable pricing and continued synergy and cost savings delivery, which were partially offset by shipment volume softness.

        See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

        The following table provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	% change	June 26, 2010	June 28, 2009	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	5.116	5.005	2.2%	8.871	8.901	(0.3)%
Net sales	$883.3	$798.9	10.6%	$1,544.3	$1,357.9	13.7%
Income attributable to MCBC from continuing operations, net of tax	$237.8	$187.3	27.0%	$299.8	$266.9	12.3%
Adjustments:
Special items	15.8	7.1	N/M	18.4	17.3	6.4%
42% of MillerCoors specials	(0.6)	8.6	N/M	3.0	12.9	(76.7)%
MillerCoors accounting elections	—	—	N/M	—	(7.3)	N/M
Gain on sale of non-core real estate	—	—	N/M	(0.5)	—	N/M
Environmental litigation provisions	0.1	1.0	(90.0)%	0.1	1.0	(90.0)%
Foster's total return swap	(21.9)	12.9	N/M	(15.0)	34.3	N/M
Tax effect on special items	3.3	(11.5)	N/M	(1.6)	(21.0)	(92.4)%

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$234.5	$205.4	14.2%	$304.2	$304.1	0.0%
Income attributable to MCBC per diluted share from continuing operations	$1.27	$1.01	25.7%	$1.60	$1.44	11.1%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.25	$1.11	12.6%	$1.63	$1.64	(0.6)%

Consolidated Global Volumes including Proportionate Share of Equity Investments' Volume

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	% change	June 26, 2010	June 28, 2009	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	5.116	5.005	2.2%	8.871	8.901	(0.3)%
Royalty volume	0.087	0.077	13.0%	0.141	0.128	10.2%

Owned volume	5.203	5.082	2.4%	9.012	9.029	(0.2)%
Proportionate share of equity investment sales-to-retail(1)	8.234	8.451	(2.6)%	14.542	15.021	(3.2)%

Total worldwide beer volume	13.437	13.533	(0.7)%	23.554	24.050	(2.1)%

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

MCBC cost savings initiatives

        We achieved approximately $16 million and $31 million of cost savings in the second quarter and first half of 2010, respectively, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million.

MillerCoors integration and cost synergy initiatives

        In addition to our RFG2 savings, MillerCoors delivered $64 million of incremental cost synergies in the second quarter, $117 million for the first half of 2010, and $390 million program-to-date toward the original $500 million three-year synergy commitment. MillerCoors also delivered $9 million and $16 million of cost reductions in the second quarter and first half of 2010, respectively, against its new $200 million cost savings program to be delivered by the end of 2012.

Income taxes

        Our effective tax rate and underlying effective tax rate for the second quarter of 2010 was approximately 18% and 17%, respectively.

For the Thirteen Weeks Ended June 26, 2010
Effective tax rate	18%
Adjustments:
Foster's total return swap	(2)%
Canada specials	1%

Non-GAAP: Underlying effective tax rate	17%

Discontinued operations

        Discontinued operations relate to the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Financial Statements, Item 1 Note 8 "DISCONTINUED OPERATIONS" and Note 15 "COMMITMENTS AND CONTINGENCIES" of the Notes to the Unaudited Condensed Consolidated Financial Statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

        The loss from discontinued operations of $0.6 million and zero for the second quarters of 2010 and 2009, respectively, is associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange rates between the Brazilian Real and the Canadian and US dollars.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of the MCC beer business, including the production and sale of the Molson brands, Coors Light, and licensing agreements in Canada including Modelo Molson Imports, L.P. ("MMI"), a joint venture between MCC and Grupo Modelo, established to import, distribute, and market the Modelo beer brand portfolio across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada by Brewers' Retail, Inc. ("BRI")

and Brewers' Distributor Ltd. ("BDL"), respectively. Both BRI and BDL are accounted for under the equity method.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	% change	June 26, 2010	June 28, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	2.464	2.402	2.6%	4.285	4.165	2.9%

Net sales	$541.8	$471.0	15.0%	$932.0	$795.7	17.1%
Cost of goods sold	(265.1)	(231.1)	14.7%	(485.5)	(418.5)	16.0%

Gross profit	276.7	239.9	15.3%	446.5	377.2	18.4%
Marketing, general and administrative expenses	(128.9)	(103.8)	24.2%	(241.3)	(187.3)	28.8%
Special items, net	(14.6)	(0.9)	N/M	(16.5)	(9.0)	83.3%

Operating income	133.2	135.2	(1.5)%	188.7	180.9	4.3%
Other (expense) income, net	(1.3)	1.2	N/M	(2.5)	5.5	N/M

Earnings before income taxes	$131.9	$136.4	(3.3)%	$186.2	$186.4	(0.1)%
Adjusting items:
Special items	14.6	0.9	N/M	16.5	9.0	83.3%

Non-GAAP: Underlying pretax income	$146.5	$137.3	6.7%	$202.7	$195.4	3.7%

N/M
= Not meaningful

Foreign currency impact on results

        During the second quarter of 2010, the CAD appreciated versus the U.S. dollar ("USD") resulting in an approximate $14 million and $15 million increase to USD earnings before income taxes and underlying pretax income, respectively, on a quarter over quarter basis. During the comparable twenty-six week periods for 2010 and 2009, the CAD also appreciated versus the USD, resulting in an approximate $22 million and $24 million increase to USD earnings before income taxes and underlying pretax income, respectively.

Volume and net sales

        Our Canada sales to retail, or STRs, for the calendar quarter ended June 30 increased 2.2%. In addition to volume gains from the recently introduced Molson M and Keystone brands, Coors Light and the Molson Canadian brands grew at low single digit rates, along with positive growth from the Rickard's and Creemore brands. This growth was partially offset by a decline in Molson Export, Molson Dry and our non-strategic brands. Innovative brand activity during the second quarter was focused on launching the Coors Light two-stage Cold Certified can and bottle, as well as expanding Miller Chill across Canada. These brand initiatives, along with the addition of Granville Island volume, helped us increase our market share more than one and a half points versus a year ago. This market share growth was also partially driven by the cycling of our less competitive pricing and brand portfolio in the previous year, which we began to address in the second half of 2009.

        Total Canadian beer industry sales to retail decreased an estimated 1.8% in the calendar second quarter, driven in part by Easter holiday timing.

        Our Canada sales volume was 2.5 million hectoliters in the second quarter, up 2.6%.

        Net sales per hectoliter declined 1.3% in local currency driven by cycling our less-competitive pricing last year, along with the impact of participating in a more meaningful way in the value segment, which offers lower-than-average net sales per hectoliter.

        For the sixth months ended June 30, our Canada STRs increased 3.4%. In addition to volume gains from our new Molson M and recently introduced Keystone brands, Coors Light and the Molson Canadian brands grew at mid single digit rates, along with positive growth from Rickard's, and Creemore. This growth was partially offset by a decline in Molson Export, Molson Dry and our non-strategic brands. Previously mentioned brand initiatives, along with the addition of Granville Island volume, helped us to increase our market share over one point in the first half versus a year ago.

        Total Canadian beer industry sales to retail increased an estimated 0.4% in the first half of 2010.

        Our Canada sales volume was 4.3 million hectoliters in the first half of 2010, up 2.9%.

        Net sales per hectoliter declined 1.9% in local currency driven in part by cycling our less competitive price position in the first half of 2009, lower export sales to the U.S., along with mix shifts.

Cost of goods sold

        Cost of goods sold per hectoliter decreased 1.8% in local currency in the second quarter, driven by the net effect of two factors: First, savings from our RFG2 program reduced cost of goods sold per hectoliter by three percentage points. Second, higher input costs increased the cost of goods sold rate by about one percentage point.

        Cost of goods sold per hectoliter decreased 3.1% in local currency in the first half of 2010, driven by savings from our RFG2 program.

Marketing, general and administrative expenses

        Marketing general & administrative expense in the quarter increased 8.8% in local currency, driven primarily by increases in commercial and innovation spending behind our brands, along with higher marketing and sales administrative expense and the addition of Granville Island overhead costs this year.

        Marketing general & administrative expense in the first half of 2010 increased 10.6% in local currency, driven primarily by increases in commercial and innovation spending behind our brands, higher marketing and sales administrative expense, the addition of Granville Island overhead costs this year, and cycling prior year benefits that included 2 months of consolidating BRI.

Special items, net

        During the second quarter of 2010, the Canada segment recognized a $12.4 million capital asset write-off related to sales support software which had been under development. Additionally, during the second quarter and first half of 2010, the Canada segment recognized expense of $2.0 million and $3.2 million, respectively, related to special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan and restructuring costs associated with employee terminations at the Edmonton and Montréal breweries. In the second quarter and first half of 2009, the segment recognized expense of $0.9 million and $9.0 million, respectively, related to costs associated with the Montréal brewery employee pension curtailment and severance and the ongoing Edmonton brewery closure and restructuring expenses. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Other (expense) income, net

        Other (expense) income decreased $2.5 million and $8.0 million in the second quarter and first half of 2010, respectively, due to foreign currency movements.

United States Segment Results of Operations

        As of July 1, 2008, MillerCoors began operations. The results and financial position of our U.S. segment operations were prospectively deconsolidated upon contribution to the joint venture, and our interest in MillerCoors is being accounted for and reported by us under the equity method of accounting.

        The results of operations for MillerCoors for the quarter and half-year ended June 30, 2010, and June 30, 2009, are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010	June 30, 2009	% change	June 30, 2010	June 30, 2009	% change
	(In millions, except percentages)
Volumes in hectoliters	22.275	22.938	(2.9)%	40.145	41.360	(2.9)%

Sales	$2,485.8	$2,499.4	(0.5)%	$4,469.6	$4,505.1	(0.8)%
Excise taxes	(351.7)	(362.7)	(3.0)%	(634.6)	(652.5)	(2.7)%

Net sales	2,134.1	2,136.7	(0.1)%	3,835.0	3,852.6	(0.5)%
Cost of goods sold	(1,284.8)	(1,302.3)	(1.3)%	(2,363.4)	(2,352.2)	0.5%

Gross profit	849.3	834.4	1.8%	1,471.6	1,500.4	(1.9)%
Marketing, general and administrative expenses	(454.0)	(500.6)	(9.3)%	(855.2)	(942.4)	(9.3)%
Special items, net	1.5	(20.4)	N/M	(7.1)	(30.8)	(76.9)%

Operating income	396.8	313.4	26.6%	609.3	527.2	15.6%
Other income (expense), net	1.0	(0.2)	N/M	3.3	(0.7)	N/M

Income from continuing operations before income taxes and noncontrolling interests	397.8	313.2	27.0%	612.6	526.5	16.4%
Income tax expense	(2.4)	(2.5)	(4.0)%	(3.8)	(4.6)	(17.4)%

Income from continuing operations	395.4	310.7	27.3%	608.8	521.9	16.7%
Less: Net income attributable to noncontrolling interests	(4.2)	(5.8)	(27.6)%	(9.0)	(11.0)	(18.2)%

Net Income attributable to MillerCoors	$391.2	$304.9	28.3%	$599.8	$510.9	17.4%
Adjusting items:
Special items	(1.5)	20.4	N/M	7.1	30.8	(76.9)%

Non-GAAP: Underlying net income attributable to MillerCoors	$389.7	$325.3	19.8%	$606.9	$541.7	12.0%

MCBC economic interest	42%	42%		42%	42%

MCBC proportionate share of MillerCoors net income	$163.7	$136.7		$254.9	$227.5
Amortization of basis difference	(0.6)	3.9	N/M	1.9	6.9	(72.5)%
Share-based compensation adjustment	(0.1)	2.1	N/M	0.8	2.4	(66.7)%

Non-GAAP: MCBC's underlying equity income in MillerCoors	$163.0	$142.7	14.2%	$257.6	$236.8	8.8%

N/M
= Not meaningful

        For a reconciliation from Net income attributable to MillerCoors to MCBC's proportional share of net income attributable to MillerCoors reported under the equity method see Part I—Financial Statements, Item 1 Note 4 "INVESTMENTS" of the Notes to the unaudited condensed consolidated financial statements. MCBC's equity income in MillerCoors was $163.6 million and $254.6 million during the second quarter and first half of 2010, respectively, versus $134.1 million and $231.2 million during the same periods in 2009. Our underlying equity income in MillerCoors was $163.0 million and $257.6 million during the second quarter and first half of 2010, respectively, versus $142.7 million and $236.8 million during the same periods in 2009.

Volume and net sales

        MillerCoors domestic STRs for the second quarter and first half declined 2.4% and 3.1%, respectively, driven by an unfavorable selling environment affecting the entire industry. Domestic sales-to-wholesalers for the second quarter and first half declined 3.5% and 3.6%, respectively, driven primarily by lower STRs.

        Total net revenue for the second quarter and first half decreased 0.1% to $2.1 billion and 0.5% to $3.8 billion, respectively. Pricing remained firm, however, as domestic net revenue per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 2.8% for quarter and 2.5% for the first half.

Cost of goods sold

        Cost of goods sold per hectoliter increased 1.6%, driven by higher freight rates, product mix, and increases in promotional packaging, which were largely offset by the continued delivery of synergies and cost savings. For the half year, cost of goods sold per hectoliter increased 3.5% due primarily to higher freight rates, increases in promotional packaging and cost deleverage, partially offset by the delivery of synergies and cost savings.

Marketing, general and administrative expenses

        For both the second quarter and first half of 2010, marketing, general and administrative expense decreased by 9.3%, primarily due to synergies and lower marketing spending.

Special Items

        During the second quarter of 2010, MillerCoors incurred special items reflecting a benefit of $1.5 million driven largely by a reduction in estimates for integration costs as a result of the formation of MillerCoors. During the first half of 2010, MillerCoors incurred special items totaling a $7.1 million expense driven largely by voluntary severance and relocation expenses related to the integration of MillerCoors.

United Kingdom Segment Results of Operations

        The U.K. segment consists of production and sale of the owned brands principally in the U.K., results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland, our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K. and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with

DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	% change	June 26, 2010	June 28, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	2.493	2.475	0.7%	4.294	4.496	(4.5)%

Net sales	$320.5	$309.7	3.5%	$575.5	$529.1	8.8%
Cost of goods sold	(197.5)	(191.5)	3.1%	(372.1)	(341.4)	9.0%

Gross profit	123.0	118.2	4.1%	203.4	187.7	8.4%
Marketing, general and administrative expenses	(91.4)	(82.9)	10.3%	(171.5)	(149.9)	14.4%
Special items, net	(0.7)	(6.8)	(89.7)%	(1.3)	(7.7)	(83.1)%

Operating income	30.9	28.5	8.4%	30.6	30.1	1.7%
Interest income(1)	1.7	2.1	(19.0)%	3.5	4.1	(14.6)%
Other expense, net	(0.6)	(0.6)	0.0%	(0.6)	(1.6)	(62.5)%

Earnings before income taxes	$32.0	$30.0	6.7%	$33.5	$32.6	2.8%
Adjusting items:
Special items	0.7	6.8	(89.7)%	1.3	7.7	(83.1)%

Non-GAAP: Underlying pretax income	$32.7	$36.8	(11.1)%	$34.8	$40.3	(13.6)%

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the second quarter of 2010, the British pound ("GBP") depreciated versus the U.S. dollar ("USD") resulting in an approximate $2 million decrease to both USD earnings before income taxes and USD underlying pretax income. During the comparable twenty-six week periods for 2010 and 2009, the GBP also depreciated versus the USD, resulting in an approximate $2 million decrease to both USD earnings before income taxes and USD underlying pretax income.

Volume and net sales

        Our U.K. owned-brand volume increased by 0.7% in the quarter, with strong growth in the off premise as a result of our strategic brands being stocked by all the major grocery chains this year. Our volume in the quarter also benefited from increased sales during June due to good weather and the FIFA World Cup. Our overall volume trend was closer to the market this quarter, with total U.K. beer industry volume increasing approximately 3% in the second quarter. This represents a positive step for us in the U.K. toward market share recovery.

        Our U.K. owned-brand volume decreased 4.5% in the first half, reflecting a 10.9% decline in first quarter volume, partially offset by a second quarter volume increase of 0.7%. This improving trend in the first half was due to our strategic brands being stocked by all the major grocery chains in the second quarter, improved weather in June, and the FIFA World Cup. As a result of our first quarter performance, we lost share in the first half, with the total U.K. beer industry volume declining less than 1%.

        Net sales per hectoliter of our owned brands increased 9% in local currency in the second quarter, with about 5 percentage points driven by higher pricing and 4 percentage points as a result of positive sales mix, predominantly due to the impact of channel mix and the addition of Cobra beginning in the third quarter last year.

        In the first half, net sales per hectoliter of our owned brands increased 14% in local currency, with about 9 percentage points driven by higher pricing, and 5 percentage points as a result of positive sales mix, predominantly due to channel mix and the addition of Cobra.

Cost of goods sold

        Cost of goods sold per hectoliter of our owned brands increased 11% in local currency in the second quarter, predominantly driven by three factors: First, incremental pension expense represented 3 percentage points of this increase. Second, 6 percentage points are due to mix, driven by a higher percentage of off premise sales, and the addition of Cobra. Finally, 2 percentage points reflected costs related to a recall of a limited number of units of our recently launched Home Draught product due to an isolated packaging issue.

        In the first half, cost of goods sold per hectoliter of our owned products increased 15% in local currency in the first half, with incremental pension expense, mix and fixed-cost deleverage related to lower owned-brand volumes representing 3%, 5% and 3%, respectively, of this increase.

Marketing, general and administrative expenses

        Marketing, general & administrative expenses in the U.K. increased 14% in local currency in the second quarter, with 5 percentage points due to higher pension expense this year. The balance was due to higher marketing and information systems investments and the cost of adding the Cobra sales force.

        Marketing, general & administrative expenses in the U.K. increased 12% in local currency in the first half, with 6 percentage points due to higher pension expense this year. The balance of the increase was primarily due to higher marketing and information systems investments, and the cost of adding the Cobra sales force.

Special items, net

        The U.K. segment recognized employee termination costs in the 2010 and 2009 second quarters. These related to supply chain restructuring activity and company-wide efforts to increase efficiency in certain finance, information technology and human resource activities by outsourcing portions of those functions. Additionally, during the first quarter of 2010, the U.K. segment recognized the release of an accrual of $0.3 million related to a potential repayment of a government grant. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2010	June 28, 2009	% change	June 26, 2010	June 28, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	0.159	0.128	24.2%	0.292	0.240	21.7%

Net sales	$21.0	$18.2	15.4%	$36.8	$33.1	11.2%
Cost of goods sold	(12.2)	(10.0)	22.0%	(21.6)	(18.8)	14.9%

Gross profit	8.8	8.2	7.3%	15.2	14.3	6.3%
Marketing, general and administrative expenses	(40.9)	(43.3)	(5.5)%	(85.9)	(75.4)	13.9%
Special items, net	(0.5)	0.6	N/M	(0.6)	(0.6)	0.0%

Operating loss	(32.6)	(34.5)	(5.5)%	(71.3)	(61.7)	15.6%
Interest expense, net	(27.1)	(22.0)	23.2%	(53.3)	(43.9)	21.4%
Other income (expense), net	23.3	(8.9)	N/M	15.9	(30.7)	N/M

Loss before income taxes	$(36.4)	$(65.4)	(44.3)%	$(108.7)	$(136.3)	(20.2)%
Adjusting items:
Special items	0.5	(0.6)	N/M	0.6	0.6	0.0%
Sale of property	—	—	N/M	(0.5)	—	N/M
Environmental litigation provisions	0.1	1.0	(90.0)%	0.1	1.0	(90.0)%
Foster's total return swap	(21.9)	12.9	N/M	(15.0)	34.3	N/M

Non-GAAP: Underlying pretax income	$(57.7)	$(52.1)	10.7%	$(123.5)	$(100.4)	23.0%

N/M
= Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the second quarter and first half of 2010 was driven primarily by sales in China, Latin America and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses for the second quarter were $40.9 million, including Corporate general & administrative expense of $27.8 million, a decrease of $2.8 million from a year ago due to lower incentive compensation expense. Marketing, general and administrative expense for MCI was $13.1 million in the quarter, an increase of $0.5 million versus a year ago due to brand investments in our priority International markets.

        Marketing, general and administrative expenses for the first half were $85.9 million, including Corporate general & administrative expense of $61.3 million, an increase of $9.5 million from a year ago driven by costs to implement the RFG2 initiatives. Marketing, general and administrative expense for MCI was $24.6 million in the first half, an increase of $0.9 million versus a year ago due to investments in our priority International markets.

Special items, net

        Special items for the second quarters of 2010 and 2009 resulted in a charge of $0.5 million and a benefit of $0.6 million, respectively. Special items for the first half of 2010 and 2009 were charges of $0.6 million for each period. Special items for the second quarter and first half of 2010 relate to costs associated with strategic initiatives. Special items for the second quarter of 2009 include costs associated with adjusting the floor provided on the exercise price of stock options held by former Coors officers who left the Company under change in control agreements following the merger between Coors and Molson in 2005, along with costs associated with other strategic initiatives. See Part I—Financial Statements, Item 1 Note 6 "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest expense, net and Debt Extinguishment Costs

        Corporate net interest expense was $27.1 million during the second quarter of 2010, compared to $22.0 million in the same period of 2009, a year-over-year increase of $5.1 million. For the first six months of 2010 and 2009, corporate net interest expense was $53.3 million and $43.9 million, respectively, a year-over-year increase of $9.4 million. These increases were driven primarily by the strengthening of the Canadian dollar versus the U.S. dollar.

Other income, net

        Corporate other income for the second quarter was $23.3 million, driven by a $21.9 million non-cash mark-to-market gain related to the total return swap we arranged with respect to Foster's common stock. Corporate other income for the first half was $15.8 million, driven by a $15.0 million non-cash mark-to-market gain related to the total return swap we arranged with respect to Foster's common stock.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 26, 2010	December 26, 2009	June 28, 2009
Current assets	1,923.5	1,762.8	1,333.3
Less: Current liabilities	(1,567.8)	(1,580.9)	(1,098.5)
Add: Current portion of long-term debt and short-term borrowings	300.0	300.3	0.1

Net working capital	655.7	482.2	234.9

        Our primary sources of liquidity are cash provided by operating activities, access to external borrowings and asset monetizations. As of June 26, 2010, and June 28, 2009, we had net working capital of $655.7 million and $234.9 million, respectively, excluding short-term borrowings and current portion of long-term debt. We commonly operate at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as substantially all current assets and the great majority of current liabilities are denominated in either CAD or GBP, while financial position is reported in USD. We had total cash of $798.6 million at June 26, 2010, compared to $296.2 million at June 28, 2009, and $734.2 million at December 26, 2009. Current maturities of long-term debt were $300.0 million at June 26, 2010, representing our senior notes due in September 2010. Long-term debt was $1,433.3 million, $1,412.7 million and $1,628.6 million at June 26, 2010, December 26, 2009, and June 28, 2009, respectively. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures.

        Free cash flow, a non-GAAP measure, for the first half of 2010 reflected a net cash generation of $195.8 million, which was made up of $395.6 million of operating cash flow, plus $2.0 million of proceeds from asset sales, minus $96.0 million of cash paid to settle Kaiser indemnities, capital spending of $51.4 million and $54.4 million of net cash contributed to MillerCoors. This free cash flow result was an improvement of $5.2 million versus last year primarily due to improved working capital this year and lower net cash provided to MillerCoors, offset by cash paid to settle the Kaiser indemnities in 2010. If we exclude $96.0 million of cash paid to settle Kaiser indemnities, $7.0 million of cash uses by MillerCoors to capture synergies and $25.8 million to buy the distribution rights for Miller and other brands in Denver, slightly offset by a $1.6 million return of collateral cash related to MillerCoors commodity hedges, our underlying free cash flow for the first half of this year totaled $323.0 million, a substantial improvement from underlying free cash flow of $229.2 million a year ago. This improvement was driven by higher net income and lower net investment of cash in MillerCoors this year. With regard to our use of free cash flow, in addition to the payment of the majority of our Kaiser indemnities, we announced our third consecutive annual dividend increase in the second quarter—this time a 16.7% increase to an annual equivalent dividend rate of $1.12 per share.

        The following table provides a reconciliation of Underlying Free Cash Flow and Free Cash Flow to nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the Twenty-Six Weeks Ended
		June 26, 2010	June 28, 2009
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$395.6	$352.5
Less:	Additions to properties(1)	(51.4)	(45.2)
Less:	Investment in MillerCoors(1)	(623.7)	(212.1)
Add:	Return of capital from MillerCoors(1)	569.3	92.8
Add:	Proceeds from sale of assets and businesses(1)	2.0	2.6
Less:	Cash paid to settle Kaiser indemnities(1)	(96.0)	—

Non-GAAP:	Free Cash Flow	$195.8	$190.6

Add:	Cash paid to settle Kaiser indemnities(1)	96.0	—
Less:	Reduction of MillerCoors derivatives collateral requirements(2)	(1.6)	(27.4)
Add:	MillerCoors capital expenditures to attain synergies(2)	2.8	49.4
Add:	MillerCoors special cash expenses to attain synergies(2)	4.2	16.6
Add:	MillerCoors purchase of Western Beverage(2)	25.8	—

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$323.0	$229.2

(1)
Included in net cash used in investing activities.

(2)
Amounts represent MCBC's proportionate 42% share of the cash flow impacts, as determined by management. These items adjust free cash flow to arrive at a more useful comparison to our stated underlying free cash flow goals for full year 2010 and 2009 of $760 million and $575 million, plus or minus 10%, respectively.

        Our business usually generates positive operating cash flow each year, and our debt maturities, with the exception of the $300 million in current maturities mentioned above, are of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors described in Part II, "ITEM 1A. RISK FACTORS" presented herein.

Operating activities

        Net cash provided by operating activities of $395.6 million for the twenty-six weeks ended June 26, 2010, increased by $43.1 million versus the comparable period in 2009.

  •
  Distributions from MillerCoors decreased by $19.1 million during the first half of 2010 as compared to the first half of 2009. See below under the heading of "MillerCoors" for further discussion.

  •
  Increases in working capital and other assets reduced operating cash flow by $20.7 million during the first half of 2010 as compared to the first half of 2009. These decreases were primarily attributable to higher cash paid for incentive compensation and interest, offset by lower cash paid for pensions.

  •
  First half 2010 net income exceeded net income during the same period in 2009 by $79.7 million.

Investing activities

        Net cash used in investing activities of $232.3 million for the twenty-six weeks ended June 26, 2010, was higher by $22.0 million compared to the same period in 2009.

  •
  Our settlement of a portion of our Kaiser indemnities decreased investing cash flows by $96 million.

  •
  First half 2010 investing cash flows reflect net contributions to MillerCoors of $54.4 million compared to net contributions in the first half of 2009 of $119.3 million. See the heading "MillerCoors" below for further discussion.

  •
  Deconsolidation of BRI in the first half of 2009 decreased investing cash flows in that quarter by $26.1 million with no comparable impact to first half 2010 investing cash flows.

  •
  First half 2010 investing cash flows were reduced by $34.2 million placed into escrow in anticipation of the formation of a joint venture in China, while first half 2009 cash flows were reduced by $19.6 million paid to acquire a business.

Financing activities

        Net cash used in financing activities of $98.0 million for the twenty-six weeks ended June 26, 2010, was higher by $36.0 million compared to the same period in 2009.

  •
  The tax effect of share-based compensation was lower by $14.7 million in the first half of 2010 as compared to the same period in 2009.

  •
  Dividends paid in the first half of 2010 were $16.2 million higher than in 2009 due to a 16.7% dividend increase per common and exchangeable share, effective in the second quarter of 2010.

MillerCoors

        MillerCoors routinely makes distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the twenty-six weeks ended June 26, 2010, were $823.9 million, of which $254.6 million were reported in operating activities and $569.3 million were reported in investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the twenty-six weeks ended June 26, 2010, were $623.7 million, all of which were reported in investing activities.

        Net cash flow received by MillerCoors from MCBC during the twenty-six weeks ended June 26, 2010, was $200.2 million, $254.6 million of which was reflected as distributions in cash flows from operating activities, offset by $54.4 million of net investments into MillerCoors reflected in cash flows used in investing activities, as discussed above.

        We anticipate that MillerCoors will spend approximately $50 million in 2010 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be between $100 million and $120 million in 2010. MillerCoors contributions to its defined benefit pension plans during the first half of 2010 were $80.4 million.

Capital Resources

        The majority of our remaining debt outstanding as of June 26, 2010, consists of publicly traded notes, with maturities ranging from 2010 to 2015. Our intention is to refinance our USD $300 million senior notes due in September 2010 (which have been swapped to a CAD $355 million obligation through a derivative cross currency swap), and have entered into a forward starting interest rate swap agreement for a portion of the outstanding amount. As start-up cash needs at MillerCoors will reduce in 2010 compared to 2009, we will consider different alternatives for the use of cash generated from operations. We expect to take a balanced approach to our use of cash in 2010 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

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

        Our long-term credit issuer ratings are Baa2 (positive outlook) from Moody's, BBBHigh (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of June 26, 2010, or December 26, 2009).

Capital Expenditures

        We expect capital expenditures for 2010 of approximately $150 million, excluding capital spending by MillerCoors.

OFF-BALANCE SHEET ARRANGEMENTS

        As of June 26, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of June 26, 2010

        We have contractual cash obligations as of June 26, 2010, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, and other obligations totaling $6.8 billion, which have not materially changed since December 26, 2009, except as detailed below. Not included in these obligations are $65.8 million of unrecognized tax benefits and $18.6 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Other long-term obligations	$1,943.9	$669.7	$408.7	$321.6	$543.9

Other commercial commitments as of June 26, 2010

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$16.5	$16.5	$—	$—	$—

CONTINGENCIES

        We enter into contractual arrangements under which we may agree to indemnify third parties from any losses or guarantees incurred relating to pre-existing conditions arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. See Part I—Financial Statements, Item 1 Note 15, COMMITMENTS AND CONTINGENCIES of the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of our indemnity and environmental obligations.

        We provide indemnities to FEMSA regarding certain tax, civil and labor claims, including cases related to purchased tax credits. See Part I—Financial Statements, Item 1 Note 15, "COMMITMENTS AND CONTINGENCIES—Kaiser and Other Indemnity Obligations," of the Notes to the unaudited condensed consolidated financial statements, for a detailed discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report. We modified our estimate related to our Kaiser indemnity obligations due to a settlement reached during the first quarter of 2010.

Contingencies, Environmental and Litigation Reserves

        Historically, the valuation of a majority of our recorded liabilities for Kaiser indemnity obligations were determined using multiple probability-weighted scenarios. During 2009, FEMSA elected to participate in a Brazilian tax amnesty program. That program substantially reduced penalties, interest, and attorney's fees owed by FEMSA to the government. We consented to FEMSA's participation in the amnesty. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases were considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. During the first quarter of 2010, we reached a settlement agreement related to this portion of our indemnity. Our indemnity continues to cover other purchased tax credits and also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.

        For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part I—Financial Statements, Item 1 Note 15 "COMMITMENTS AND CONTINGENCIES" of the Notes to the unaudited condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        None. See Part I—Financial Statements, Item 1 Note 2 "NEW ACCOUNTING PRONOUNCEMENTS" of the Notes to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements that we have adopted.

OUTLOOK FOR 2010

        During the balance of 2010, we will continue to focus on brand building, innovation, and reducing costs across our company.

Canada

        In Canada, we are encouraged by our volume and share results, with our share growth rate accelerating over the past three quarters. These results have been driven by our brand-led focus, especially the product innovations we initiated toward the end of 2009 and early this year. We have now cycled the step-up in discounting activity in Quebec last year, and we will ensure going forward that our brands are competitive across Canada. We continue to see growth in Coors Light, as well as good volume and share results from Molson Canadian's first quarter relaunch and new advertising. These innovations and other actions have positioned us well for the summer season.

        In Canada, we continue to expect our 2010 cost of goods sold per hectoliter to decrease at a low-single-digit rate in local currency, driven primarily by the delivery of RFG2 cost savings.

U.S.

        In the U.S., MillerCoors remains on track to deliver its synergies and other cost savings targets by the end of 2012. The U.S. team is nearing the end of its initial product transitions within the brewery network. Going forward, the team will focus on further network optimization through peak-season to non-peak-season sourcing changes, as well as opportunities for increased efficiency and new capability through capital projects.

United Kingdom

        In the U.K., the team has continued to make substantial progress in improving profitability. We have maintained our value ahead of volume strategy, which continues to strengthen our overall position within the U.K. market. In the on-premise, we have renegotiated nearly all major customer contracts over the past two years, with annual price increases included in contracts carrying terms of up to three years. In addition, as a result of our actions to establish profitable trading deals with all major off-premise retailers, we are confident that our U.K. share trends will continue to improve in the second half of the year. Most important, the actions our U.K. team has taken in the areas of brands and pricing are improving the profit potential of this business.

MCI and Corporate

        We continue to expect full-year 2010 MCI and corporate marketing general and administrative expense of approximately $180 million, plus or minus 5%.

        We signed an agreement to form a joint venture with the Hebei Si'hai Beer Company in China. For a total cash investment of approximately $40 million, we will gain a 51% controlling interest in the joint venture, which will be called Molson Coors Si'hai Brewing Company. This joint venture will give us access to a quality regional brewery for the production of Molson Coors brands, along with sales of the regionally strong Si'hai brands. We expect this new venture to be accretive in the short term and to grow long-term shareholder value by reducing costs and increasing the growth potential for Coors Light in the world's largest beer market by volume. We plan to close the transaction this during the second half of 2010 and have placed $34.2 million into escrow in anticipation of such closing, which is included in other current assets, net.

Interest

        Assuming consistent foreign exchange rates with the end of the second quarter in 2010, we anticipate the full year of 2010 corporate net interest expense to be approximately $105 million, excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statute of limitations expire or positions are otherwise effectively settled. During the next 12 months, the Company expects to recognize approximately $1 million to $4 million of income tax expense related to uncertain tax positions. We anticipate that our 2010 full year effective tax rate will be in the range of 14% to 18%. This is lower than our previous estimate primarily because of higher expected deductible interest expense and a one-time benefit this year. In addition, any changes to current tax laws in the U.S., U.K. or Canada, may impact our effective tax rate.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13 "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on June 26, 2010, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(419.1)	$(44.1)	$(375.0)	$—	$—

Sensitivity Analysis

        Our market sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps and total return swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	June 26, 2010	December 26, 2009
	(In millions)
Foreign currency risk:
Forwards	$(1.1)	$(4.2)
Interest rate risk:
Forward starting interest rate swaps	$(3.5)	$(4.6)
Debt	$(143.0)	$(120.4)
Commodity price risk:
Swaps	$(0.9)	$(0.7)
Cross currency risk:
Swaps	$(6.2)	$(1.3)
Equity price risk:
Cash settled total return swap	$(47.4)	$(48.3)

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 26, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter and half year ended June 26, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 15 "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes" of the Notes to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by MCBC, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which granted certiorari during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        In March 2009, BRI, which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of drinking during pregnancy. The action seeks damages in excess of CAD $750 million. Although notice of the lawsuit was provided in March 2010, the lawsuit has not been formally commenced. The same plaintiffs filed a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failing to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

        From time to time, we have been notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of other sites where hazardous substances have allegedly been released into the environment. For example, we are one of approximately 60 entities named by the Environmental Protection Agency ("EPA") as a PRP at the Lowry Superfund site. This landfill is owned by the City and County of Denver and is managed by Waste Management of Colorado, Inc. ("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado may bring an action to recover natural resources damages. Although no formal action has been brought, the State of Colorado informally asserted damages of approximately $10 million. However, the Company is potentially liable for only a portion of those damages. The State and the top responsible parties have reached a settlement regarding this matter. The appropriate documents have been filed, and we are awaiting court approval of the settlement.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
10.1	The Molson Coors Brewing Company Incentive Compensation Plan is set forth in Appendix B of the Company's definitive Proxy Statement dated April 20, 2010, File No. 1-14829, as filed with the Securities and Exchange Commission on April 20, 2010, and incorporated by reference herein.*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*
Management contract or compensatory plan or arrangement.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 26, 2010 and June 28, 2009, (ii) the Condensed Consolidated Balance Sheet at June 26, 2010 and December 26, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended June 26, 2010 and June 28, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer) August 3, 2010