Form 10-Q
period 2010-09-25
MOLSON COORS BREWING CO
filed 2010-11-04
CIK 24545

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 25, 2010
OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 29, 2010:

Class A Common Stock—2,594,664 shares
Class B Common Stock—161,143,330 shares

         Exchangeable shares:

         As of October 29, 2010, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:

Class A Exchangeable shares—3,056,895 shares
Class B Exchangeable shares—19,316,769 shares

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

PART I. FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales	$1,260.1	$1,250.3	$3,489.7	$3,234.9
Excise taxes	(385.1)	(396.6)	(1,070.4)	(1,023.3)

Net sales	875.0	853.7	2,419.3	2,211.6
Cost of goods sold	(457.4)	(472.6)	(1,336.6)	(1,251.3)

Gross profit	417.6	381.1	1,082.7	960.3
Marketing, general and administrative expenses	(248.9)	(240.7)	(747.6)	(653.3)
Special items, net	(3.1)	(4.3)	(21.5)	(21.6)
Equity income in MillerCoors	135.3	101.2	389.9	332.4

Operating income	300.9	237.3	703.5	617.8
Interest expense, net	(23.9)	(22.5)	(73.7)	(62.3)
Other income, net	41.6	55.9	54.4	29.1

Income from continuing operations before income taxes	318.6	270.7	684.2	584.6
Income tax expense	(60.7)	(25.3)	(124.6)	(71.3)

Income from continuing operations	257.9	245.4	559.6	513.3
(Loss) income from discontinued operations, net of tax	(0.9)	(9.0)	41.1	(12.9)

Net income	257.0	236.4	600.7	500.4
Less: Net income attributable to noncontrolling interests	(0.9)	(1.1)	(2.8)	(2.1)

Net income attributable to Molson Coors Brewing Company	$256.1	$235.3	$597.9	$498.3

Basic income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.39	$1.32	$3.00	$2.78
From discontinued operations	(0.01)	(0.05)	0.22	(0.07)

Basic net income per share	$1.38	$1.27	$3.22	$2.71

Diluted income (loss) attributable to Molson Coors Brewing Company per share:
From continuing operations	$1.38	$1.31	$2.98	$2.75
From discontinued operations	(0.01)	(0.05)	0.22	(0.07)

Diluted net income per share	$1.37	$1.26	$3.20	$2.68

Weighted average shares—basic	186.0	184.6	185.7	184.2
Weighted average shares—diluted	187.4	186.2	187.1	185.6
Amounts attributable to Molson Coors Brewing Company
Income from continuing operations, net of tax	$257.0	$244.3	$556.8	$511.2
(Loss) income from discontinued operations, net of tax	(0.9)	(9.0)	41.1	(12.9)

Net income attributable to Molson Coors Brewing Company	$256.1	$235.3	$597.9	$498.3

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

(UNAUDITED)

	As of
	September 25, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$763.5	$734.2
Accounts receivable, net	530.9	566.7
Other receivables, net	247.0	150.5
Inventories:
Finished, net	113.7	111.1
In process	18.4	18.3
Raw materials	35.2	43.6
Packaging materials, net	63.5	63.2

Total inventories, net	230.8	236.2
Other assets, net	83.5	65.3
Discontinued operations	2.1	9.9

Total current assets	1,857.8	1,762.8
Properties, net	1,294.5	1,292.5
Goodwill	1,496.0	1,475.0
Other intangibles, net	4,608.7	4,534.7
Investment in MillerCoors	2,606.7	2,613.6
Deferred tax assets	112.8	177.9
Notes receivable, net	46.0	48.7
Other assets	116.2	115.9

Total assets	$12,138.7	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT PAR VALUE)

(UNAUDITED)

	As of
	September 25, 2010	December 26, 2009
Liabilities and equity
Current liabilities:
Accounts payable	$195.6	$210.3
Accrued expenses and other liabilities	812.8	745.0
Deferred tax liabilities	191.1	167.1
Current portion of long-term debt and short-term borrowings	—	300.3
Discontinued operations	16.9	158.2

Total current liabilities	1,216.4	1,580.9
Long-term debt	1,447.2	1,412.7
Pension and post-retirement benefits	821.6	823.8
Derivative hedging instruments	388.0	374.2
Deferred tax liabilities	434.9	468.0
Unrecognized tax benefits	67.9	65.0
Other liabilities	90.4	185.0
Discontinued operations	19.4	18.7

Total liabilities	4,485.8	4,928.3
Commitments and contingencies (Note 15)	—	—
Molson Coors Brewing Company stockholders' equity
Capital stock:
Preferred stock, non-voting, no par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 2.6 shares at September 25, 2010 and December 26, 2009)	—	—
Class B common stock, non-voting, $0.01 par value per share (authorized: 500.0 shares; issued and outstanding: 161.1 shares and 159.4 shares at September 25, 2010 and December 26, 2009, respectively)	1.6	1.6
Class A exchangeable shares, no par value (issued and outstanding: 3.1 shares and 3.2 shares at September 25, 2010 and December 26, 2009, respectively)	115.0	119.1
Class B exchangeable shares, no par value (issued and outstanding: 19.4 shares and 20.2 shares at September 25, 2010 and December 26, 2009, respectively)	728.6	761.8
Paid-in capital	3,508.1	3,441.5
Retained earnings	3,184.6	2,734.9
Accumulated other comprehensive income	67.6	20.7

Total Molson Coors Brewing Company stockholders' equity	7,605.5	7,079.6
Noncontrolling interests	47.4	13.2

Total equity	7,652.9	7,092.8

Total liabilities and equity	$12,138.7	$12,021.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

(UNAUDITED)

	Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$600.7	$500.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133.8	135.3
Share-based compensation	21.4	16.8
Loss on sale and impairment of properties and intangibles	13.7	3.4
Deferred income taxes	59.2	111.8
Equity income in MillerCoors	(389.9)	(332.4)
Distributions from MillerCoors	389.9	351.5
Equity in net income of other unconsolidated affiliates	(8.9)	(2.3)
Distributions from other unconsolidated affiliates	8.6	3.6
Excess tax benefits from share-based compensation	(1.3)	(18.2)
Change in current assets and liabilities and other	(60.2)	(116.0)
(Gain) loss from discontinued operations	(41.1)	12.9

Net cash provided by operating activities	725.9	666.8

Cash flows from investing activities:
Additions to properties	(77.7)	(71.7)
Proceeds from sales of properties and intangible assets	3.7	3.9
Acquisition of business	(19.8)	(19.6)
Change in restricted cash balances	(14.9)	—
Payment on discontinued operations	(96.0)	—
Investment in MillerCoors	(863.1)	(346.5)
Return of capital from MillerCoors	848.6	237.3
Deconsolidation of Brewers' Retail, Inc.	—	(26.1)
Investment in and advances to an unconsolidated affiliate	(6.9)	(8.6)
Trade loan repayments from customers	12.5	17.5
Trade loans advanced to customers	(7.3)	(12.7)

Net cash used in investing activities	(220.9)	(226.5)

Cash flows from financing activities:
Exercise of stock options under equity compensation plans	13.5	25.5
Excess tax benefits from share-based compensation	1.3	18.2
Dividends paid	(148.7)	(125.8)
Dividends paid to noncontrolling interests holders	(0.9)	—
Payments on long-term debt and capital lease obligations	(300.0)	(0.3)
Proceeds from short-term borrowings	3.1	10.0
Payments on short-term borrowings	(8.1)	(10.1)
Payments on settlements of debt-related derivatives	(42.0)	—
Change in overdraft balances and other	(3.1)	(9.1)

Net cash used in financing activities	(484.9)	(91.6)

Cash and cash equivalents:
Net increase in cash and cash equivalents	20.1	348.7
Effect of foreign exchange rate changes on cash and cash equivalents	9.2	0.2
Balance at beginning of year	734.2	216.2

Balance at end of period	$763.5	$565.1

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

1. BASIS OF PRESENTATION

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements (the "Notes") included in our Annual Report on Form 10-K for the year ended December 26, 2009 ("Annual Report").

        Unless otherwise indicated, information in this report is presented in U.S. dollars ("USD" or "$").

        The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Such unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

        These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report, supplemented by our 8-K filed on September 28, 2010 and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes. The results of operations for the thirteen and thirty-nine week periods ended September 25, 2010, are not necessarily indicative of the results that may be achieved for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

        MCBC follows a 52/53 week fiscal reporting calendar. The third fiscal quarters of 2010 and 2009 consisted of thirteen weeks ended on September 25, 2010 and September 26, 2009, respectively. The first three fiscal quarters of 2010 and 2009 consisted of thirty-nine weeks ended on September 25, 2010 and September 26, 2009, respectively. Fiscal year 2010 consists of 52 weeks ending on December 25, 2010 and fiscal year 2009 consisted of the 52 weeks ended December 26, 2009.

        Unless otherwise indicated, third quarter refers to the thirteen week periods ended September 25, 2010 and September 26, 2009, and the first three quarters refer to the thirty-nine week periods ended September 25, 2010 and September 26, 2009.

        Brewers' Retail, Inc. ("BRI"), a consolidated subsidiary through February 28, 2009, and subsequently accounted for under the equity method of accounting reports results one month in arrears in the accompanying unaudited condensed consolidated interim financial statements.

        MillerCoors follows a monthly reporting calendar. The third quarter and first three quarters of 2010 and 2009 consisted of three and nine months ended September 30, 2010 and September 30, 2009, respectively.

2. NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the consolidation of variable interest entities ("VIEs"), which requires an enterprise to determine whether its variable interests give it a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE requiring consolidation. The guidance was effective for our first quarter ended March 27, 2010. The adoption of this guidance did not impact our financial results. See also Note 4, "INVESTMENTS" for further disclosure of our VIE.

3. SEGMENT REPORTING

        Our reportable segments consist of Canada, the United States ("U.S.") and the United Kingdom ("U.K.") and our non-reportable segment and other business activities include Molson Coors International ("MCI") and Corporate.

        The following table sets forth net sales by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Canada	$539.8	$493.8	$1,471.8	$1,289.5
U.K.	313.4	338.5	888.9	867.6
MCI and Corporate	21.8	21.4	58.6	54.5

Consolidated	$875.0	$853.7	$2,419.3	$2,211.6

        Across each of our segments, no single customer accounted for more than 10% of our sales. Net sales represent sales to third party external customers and affiliates. Unless otherwise disclosed, intersegment revenues are insignificant and eliminated in consolidation.

        The following table sets forth income (loss) from continuing operations before income taxes by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Canada	$161.6	$135.7	$347.8	$322.1
U.S.	135.3	101.2	389.9	332.4
U.K.	34.3	32.4	67.8	65.0
MCI and Corporate	(12.6)	1.4	(121.3)	(134.9)

Consolidated	$318.6	$270.7	$684.2	$584.6

        The following table sets forth total assets by segment:

	As of
	September 25, 2010	December 26, 2009
	(In millions)
Canada	$6,285.7	$6,402.0
U.S.	2,606.7	2,613.6
U.K.	2,342.7	2,359.8
MCI and Corporate	901.5	635.8
Discontinued operations	2.1	9.9

Total assets	$12,138.7	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

4. INVESTMENTS

        The investments included within this Note 4 include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under Equity Investments are those for which we have concluded that we are not the primary beneficiary and accordingly, we account for these investments under the equity method of accounting. The VIEs included under Consolidated Investments are those for which we have concluded that we are the primary beneficiary and accordingly consolidate these entities. We have not provided any financial support to any of our VIEs during the quarter that we were not previously contractually obligated to provide.

        Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.

Equity Investments

MillerCoors

        Summarized U.S. GAAP financial information for MillerCoors is as follows:

Condensed balance sheets

	As of
	September 30, 2010	December 31, 2009
	(In millions)
Current assets	$973.4	$808.5
Noncurrent assets	8,886.5	9,025.0

Total assets	$9,859.9	$9,833.5

Current liabilities	$849.2	$885.4
Noncurrent liabilities	1,310.0	1,278.4

Total liabilities	2,159.2	2,163.8
Noncontrolling interests	25.8	28.1
Interest attributable to shareholders'	7,674.9	7,641.6

Total liabilities and equity	$9,859.9	$9,833.5

Results of operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In millions)
Net sales	$2,015.9	$2,009.5	$5,850.9	$5,862.1
Cost of goods sold	(1,226.7)	(1,266.6)	(3,590.1)	(3,618.8)

Gross profit	$789.2	$742.9	$2,260.8	$2,243.3
Operating income	$320.8	$232.2	$930.1	$759.4
Net income attributable to MillerCoors	$313.0	$229.7	$912.8	$740.6

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

4. INVESTMENTS (Continued)

        The following represents MCBC's proportional share in net income attributable to MillerCoors reported under the equity method:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions, except percentages)
Net income attributable to MillerCoors	$313.0	$229.7	$912.8	$740.6
MCBC economic interest	42%	42%	42%	42%

MCBC proportionate share of MillerCoors net income	131.5	96.5	383.4	311.1
MillerCoors accounting policy elections(1)	—	—	—	7.3
Amortization of the difference between MCBC contributed cost basis and proportional share of the underlying equity in net assets of MillerCoors(2)	2.5	2.4	4.4	9.3
Share-based compensation adjustment(3)	1.3	2.3	2.1	4.7

Equity income in MillerCoors	$135.3	$101.2	$389.9	$332.4

(1)
MillerCoors made its initial accounting policy elections upon formation, impacting certain asset and liability balances contributed by us. Our investment basis in MillerCoors is based upon the book value of the net assets we contributed. These adjustments reflect the favorable impact to our investment as a result of the differences resulting from accounting policy elections, the most significant of which was MillerCoors' election to value contributed Coors Brewing Company ("CBC") inventories using the first in, first out (FIFO) method, rather than the last in, first out (LIFO) method, which had previously been applied. This adjustment has been phased in over the expected turnover of the related inventories; which was concluded in the first quarter of 2009.

(2)
Our net investment in MillerCoors is based on the carrying values of the net assets we contributed to the joint venture which is less than our proportional share of underlying equity (42%) of MillerCoors (contributed by both CBC and Miller Brewing Company) by approximately $626 million. This difference is being amortized as additional equity income over the remaining useful lives of long-lived assets giving rise to the difference. For non-depreciable assets, such as goodwill, no adjustment is being recorded. This also includes the impact of impairments and other adjustments occurring since formation that affect the basis difference.

(3)
The net adjustment is to record all share-based compensation associated with pre-existing equity awards to be settled in MCBC Class B common stock held by former CBC employees now employed by MillerCoors and to eliminate all share-based compensation impacts related to pre-existing SABMiller plc equity awards held by former Miller Brewing Company employees now employed by MillerCoors.

        During the thirteen weeks ended September 25, 2010, we had $8.7 million of sales of beer to MillerCoors and $2.1 million of purchases of beer from MillerCoors. During the thirteen weeks ended September 26, 2009, we had $9.1 million of sales of beer to MillerCoors and $3.0 million of purchases of beer from MillerCoors.

        For the thirty-nine weeks ended September 25, 2010, we had $27.9 million of sales of beer to MillerCoors and $6.3 million of purchases of beer from MillerCoors. During the thirty-nine weeks ended September 26, 2009, we had $30.3 million of sales of beer to MillerCoors and $7.3 million of purchases of beer from MillerCoors.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

4. INVESTMENTS (Continued)

        During the thirteen weeks ended September 25, 2010, we recorded $1.4 million of service agreement and other charges to MillerCoors and $0.1 million of service agreement costs from MillerCoors. For the thirteen weeks ended September 26, 2009, we recorded $2.2 million of service agreement and other charges to MillerCoors and $0.4 million of service agreement costs from MillerCoors.

        For the thirty-nine weeks ended September 25, 2010, we recorded $3.7 million of service agreement and other charges to MillerCoors and $1.1 million of service agreement costs from MillerCoors. For the thirty-nine weeks ended September 26, 2009, we recorded $8.5 million of service agreement and other charges to MillerCoors and $1.1 million of service agreement costs from MillerCoors.

        As of September 25, 2010 and December 26, 2009, we had $3.9 million and $5.4 million net receivables due from MillerCoors, included within Accounts receivable, net, related to the activities mentioned above.

Brewers' Retail Inc. and Brewers' Distribution Ltd.

        BRI, a VIE, is the beer distribution and retail network for the Ontario Province of Canada, owned by MCC, Labatt and Sleeman brewers. BRI operates on a break-even basis. MCBC had historically consolidated BRI as its primary beneficiary. During the first quarter of 2009, acquisition activity by another BRI owner caused our variable interest to decrease to a level indicating that we are no longer the primary beneficiary, and, as a result, we deconsolidated BRI from our financial statements and applied the equity method of accounting prospectively.

        Brewers' Distributor Ltd. ("BDL"), our equity method joint venture, is a distributor owned by MCC and Labatt and, pursuant to an operating agreement, acts as an agent for the distribution of ours, Labatt's and other brewers' products in western provinces of Canada. The owners share 50%/50% voting control.

        We are exposed to the risk of funding requirements related to the defined benefit plans of BRI and BDL, as a result of potential changes in the fair value of the respective plan's assets and liabilities. Specifically, the fair value of each entity's plan assets can fluctuate due to changes in the market value of the investments held by the respective plans, and the respective plan liabilities can fluctuate due to changes in discount rates and other actuarial assumptions. These fluctuations would result in a change in the respective plan's funded status and thereby the required contributions of BRI and BDL. Although we are exposed to these changes, we currently expect BRI and BDL to continue to meet the current and future plan funding requirements.

Consolidated Investments

        The following summarizes the assets of our consolidated VIEs (including noncontrolling interests). The amounts below exclude receivables from the Company. None of our consolidated VIEs held debt as of September 25, 2010 or December 26, 2009.

	As of
	September 25, 2010	December 26, 2009
	(In millions)
Grolsch	$17.1	$22.7
Cobra	$34.1	$32.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

4. INVESTMENTS (Continued)

        The following summarizes the results of operations of our consolidated VIEs (including noncontrolling interests).

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	September 25, 2010		September 26, 2009		September 25, 2010		September 26, 2009
	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income	Revenues	Pre-tax income
	(In millions)
BRI(1)	$—	$—	$—	$—	$—	$—	$40.4	$—
Grolsch(2)	$7.2	$1.0	$9.0	$1.3	$23.0	$3.3	$26.3	$4.1
Cobra	$9.9	$1.8	$10.2	$1.0	$27.8	$5.1	$12.5	$1.4

(1)
The revenues shown for BRI are for the first two months of 2009 as BRI was deconsolidated as of February 28, 2009.

(2)
Substantially all such sales for Grolsch are made to the Company and as such, are eliminated in consolidation.

Granville Island Brewing Co, Ltd.

        During the fourth quarter of 2009, our subsidiary, Creemore Springs, entered into an agreement to acquire Granville Island Brewing Company, Ltd. and Mainland Beverage Distribution Ltd (collectively, "Granville Island"). Beginning in the fourth quarter of 2009, Granville Island was classified as a VIE and was consolidated by MCBC as the primary beneficiary. Pursuant to the agreement entered into in 2009, we acquired 100% of the outstanding stock in the second quarter of 2010 and, as a result, Granville Island is no longer classified as a VIE. We continue to consolidate the results and financial position of Granville Island, and it is reported within our Canada segment.

Molson Coors Si'hai Brewing (China) Co., Ltd.

        During the third quarter of 2010, MCI paid $34.7 million for a controlling 51% interest in Molson Coors Si'hai Brewing (China) Co., Ltd. ("MC-Si'hai"), a newly formed venture with the previous owner of the Si'hai beer brand and production facilities, Hebei Si'hai Beer Company. This purchase price included approximately $14.9 million of cash contributed to MC-Si'hai and designated for certain future capital expenditures of the venture. The acquisition resulted in the recognition of goodwill of $9.6 million and other intangible assets of $7.0 million. We consolidate the results and financial position of MC-Si'hai, and it is reported within our MCI and Corporate segment. While at the time of the issuance of our financial statements purchase accounting had not yet been finalized, we do not anticipate any future material adjustments to recorded amounts. We have not presented pro forma information as the acquisition of MC-Si'hai is not material to our financial position or results of operations.

5. SHARE-BASED COMPENSATION

        During the first three quarters of 2010 and 2009, we recognized share-based compensation related to the following Class B Common Stock awards to certain directors, officers, and other eligible employees, pursuant to the Molson Coors Brewing Company Incentive Compensation Plan ("Incentive Compensation Plan"): restricted stock units ("RSU"); deferred stock units ("DSU"); performance units ("PU"); stock options; and stock-only stock appreciation rights ("SOSAR").

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

5. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes components of the share-based compensation recorded as expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Stock options and SOSARs
Pre-tax compensation expense	$0.8	$0.7	$5.5	$5.3
Tax benefit	(0.2)	(0.2)	(1.5)	(1.6)

After-tax compensation expense	$0.6	$0.5	$4.0	$3.7

RSUs and DSUs
Pre-tax compensation expense	$3.9	$4.5	$12.2	$11.4
Tax benefit	(1.0)	(1.3)	(3.2)	(3.2)

After-tax compensation expense	$2.9	$3.2	$9.0	$8.2

PUs
Pre-tax compensation expense	$1.8	$1.8	$5.5	$2.7
Tax benefit	(0.4)	(0.4)	(1.3)	(0.6)

After-tax compensation expense	$1.4	$1.4	$4.2	$2.1

Total after-tax compensation expense	$4.9	$5.1	$17.2	$14.0

        During the first three quarters of 2010, we granted 0.7 million stock options, 0.3 million total RSUs and DSUs, and 0.7 million PUs, all of which were outstanding as of September 25, 2010.

        The mark-to-market share-based compensation expense before tax, related to MCBC share-based awards granted to former CBC employees now employed by MillerCoors, recorded during the thirteen and thirty-nine weeks ended September 25, 2010, was $0.7 million and $1.8 million, respectively. For the thirteen and thirty-nine weeks ended September 26, 2009, the amounts were $1.3 million and $2.6 million, respectively. These amounts are included in the table above.

        As of September 25, 2010, there was $34.8 million of total unrecognized compensation expense related to non-vested shares from share-based compensation arrangements granted under the Incentive Compensation Plan. This compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years. During the thirty-nine weeks ended September 25, 2010, cash received from stock option exercises was $13.5 million and the total tax benefit to be realized for the tax deductions from these option exercises was $0.9 million.

        As of September 25, 2010, there were 4.7 million shares of our Class B Common Stock available for the issuance of stock options, SOSARs, RSUs, DSUs, PUs and performance share units.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

5. SHARE-BASED COMPENSATION (Continued)

        The following table represents the summary of stock options and SOSARs outstanding as of September 25, 2010, and the activity during the first thirty-nine weeks ended September 25, 2010:

	Outstanding stock options and SOSARs	Weighted-average exercise price per share	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 26, 2009	7.4	$37.00	4.94	$64.0
Granted	0.7	$43.25
Exercised	(0.4)	$34.57
Forfeited	(0.1)	$47.69

Outstanding as of September 25, 2010	7.6	$37.65	4.74	$75.4

Excercisable at September 25, 2010	6.3	$36.28	3.90	$70.9

        The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 25, 2010, and September 26, 2009, was $4.3 million and $10.9 million, respectively.

        The following table represents non-vested RSUs, PUs and DSUs as of September 25, 2010, and the activity during the first thirty-nine weeks ended September 25, 2010:

	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 26, 2009	3.2	$16.60
Granted	1.0	$20.23
Vested	(1.0)	$16.10
Forfeited	(0.1)	$28.68

Non-vested as of September 25, 2010	3.1	$17.30

        The fair values of each option granted in the first three quarters of 2010 and 2009, respectively, were determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Thirty-Nine Weeks Ended(1)
	September 25, 2010	September 26, 2009
Risk-free interest rate	2.95%	2.46%
Dividend yield	2.22%	2.28%
Volatility range	27.2% - 29.5%	28.7% - 28.9%
Weighted-average volatility	27.86%	28.88%
Expected term (years)	5.0 - 7.0	5.0 - 7.0
Weighted-average fair market value	$10.95	$10.33

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

5. SHARE-BASED COMPENSATION (Continued)

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

        To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair- value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options. Furthermore, historical data has a significant bearing on our forward-looking assumptions. Significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of share-based compensation expense.

6. UNUSUAL OR INFREQUENT ITEMS

        We have incurred charges or gains that we believe are not indicative of our normal, core operations. As such, we have separately classified these costs as special operating items.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

Summary of Special Items

        The table below summarizes special items expense recorded by program:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Canada
Restructuring, exit and other related costs associated with the Edmonton and Montreal breweries(1)	$—	$3.8	$0.9	$7.5
Ontario Retiree Pension incentive(2)	—	—	3.2	—
Pension curtailment(3)	—	—	—	5.3
Software abandonment(4)	0.4		12.8
U.K.
Restructuring charge(5)	2.4	0.2	3.6	2.2
Costs associated with Cobra Beer partnership(6)	—	—	—	5.7
Other, net	—	—	0.1	—
MCI and Corporate
Costs associated with strategic initiatives	0.3	0.3	0.9	0.9

Total special items, net	$3.1	$4.3	$21.5	$21.6

(1)
During the first three quarters of 2010 and the third and first three quarters of 2009, the Canada segment recognized expenses for restructuring costs associated with employee terminations and impairment of assets at the Montréal and Edmonton breweries.

(2)
During the first three quarters of 2010, the Canada segment recognized special termination benefits related to changes to defined benefit pension plans.

(3)
During the first three quarters of 2009, the Canada segment recognized a pension curtailment loss and restructuring costs associated with employee terminations at the Montréal brewery driven by MillerCoors' decision to produce Blue Moon products at its breweries in the U.S.

(4)
During the third and first three quarters of 2010, a capital asset write-off and associated costs were recorded related to abandonment of sales support software, which had been under development, as a result of a change in strategic direction relative to the use of the software.

(5)
During the third quarters and first three quarters of 2010 and 2009, the U.K. segment recognized employee termination costs primarily related to supply chain restructuring activity resulting from ongoing company-wide efforts to increase efficiency throughout the segment.

(6)
During the second quarter of 2009, the U.K. segment recognized costs associated with the Cobra Beer Partnership, Ltd. acquisition and employee severance costs related to individuals not retained subsequent to the acquisition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

6. UNUSUAL OR INFREQUENT ITEMS (Continued)

        The table below summarizes the activity in the restructuring accruals:

	Severance and other employee-related costs
	Canada	U.K.	Total
	(In millions)
Balance at December 26, 2009	$0.6	$2.3	$2.9
Charges incurred	0.1	3.6	3.7
Payments made	(0.4)	(2.5)	(2.9)
Foreign currency and other adjustments	—	(0.1)	(0.1)

Balance at September 25, 2010	$0.3	$3.3	$3.6

7. OTHER INCOME AND EXPENSE

        The table below summarizes other income and expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Gain from Foster's related derivative instruments(1)	$42.3	$59.3	$57.3	$24.8
(Losses) gains from other foreign exchange and derivative activity	(0.3)	(1.7)	(3.1)	5.9
Losses on non-operating leases, net	(0.5)	(0.8)	(0.6)	(1.8)
Environmental litigation provisions	—	—	(0.1)	(1.0)
Equity in income of unconsolidated affiliates, net	—	(1.0)	—	(3.1)
Other, net	0.1	0.1	0.9	4.3

Other income, net	$41.6	$55.9	$54.4	$29.1

(1)
See further discussion in Note 13, "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES".

8. DISCONTINUED OPERATIONS

        In 2006, we sold our equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In the third quarters of 2010 and 2009, we recognized losses from discontinued operations of $0.9 million and $9.0 million, respectively. During the first three quarters of 2010 and of 2009, we recognized a gain of $41.1 million and a loss of $12.9 million, respectively. We recognized a gain of $42.6 million related to our settlement of a portion of our indemnity liabilities to FEMSA during the first quarter of 2010. See further discussion in Note 15, "COMMITMENTS AND CONTINGENCIES."

9. INCOME TAX

        Our effective tax rate for the third quarter of 2010 was approximately 19%. We anticipate that our 2010 full year effective tax rate will be in the range of 14% to 18%, assuming no changes in tax laws.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

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

        As of December 26, 2009, we had $71.5 million of uncertain tax benefits. Since December 26, 2009, uncertain tax benefits increased by $3.6 million. This addition is net of increases due to additional uncertain tax positions and interest accrued for the current year and decreases primarily due to fluctuation in foreign exchange rates, certain tax positions closing or being effectively settled, payments made to tax authorities with regard to uncertain tax positions during the third quarter of 2010. This results in a total uncertain tax benefit of $75.1 million as of September 25, 2010. Within the next 12 months, the Company expects to recognize approximately $3 to $7 million of income tax expense related to uncertain tax positions.

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

10. EARNINGS PER SHARE ("EPS")

        Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include stock options, SOSARs, RSUs, PUs, and DSUs, calculated using the treasury stock method.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

10. EARNINGS PER SHARE ("EPS") (Continued)

        The following summarizes the effect of dilutive securities on diluted EPS:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Amounts attributable to MCBC
Income from continuing operations, net of tax	$257.0	$244.3	$556.8	$511.2
(Loss) income from discontinued operations, net of tax	(0.9)	(9.0)	41.1	(12.9)

Net income attributable to MCBC	$256.1	$235.3	$597.9	$498.3

Weighted average shares for basic EPS	186.0	184.6	185.7	184.2
Effect of dilutive securities:
Stock options and SOSARs	0.9	1.3	0.9	1.0
RSUs, PUs and DSUs	0.5	0.3	0.5	0.4

Weighted average shares for diluted EPS	187.4	186.2	187.1	185.6

Basic income (loss) per share:
Continuing operations attributable to MCBC	$1.39	$1.32	$3.00	$2.78
Discontinued operations attributable to MCBC	(0.01)	(0.05)	0.22	(0.07)

Net income attributable to MCBC	$1.38	$1.27	$3.22	$2.71

Diluted income (loss) per share:
Continuing operations attributable to MCBC	$1.38	$1.31	$2.98	$2.75
Discontinued operations attributable to MCBC	(0.01)	(0.05)	0.22	(0.07)

Net income attributable to MCBC	$1.37	$1.26	$3.20	$2.68

Dividends declared and paid per share	$0.28	$0.24	$0.80	$0.68

        The following anti-dilutive securities were excluded from the computation of the effect of dilutive securities on earnings per share for the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Stock options, SOSARs and RSUs(1)	0.7	0.6	0.9	0.7
Shares issuable upon assumed conversion of the 2.5% Convertible Senior Notes to issue Class B common shares(2)	10.5	10.5	10.5	10.5
Warrants to issue Class B common shares(2)	10.5	10.5	10.5	10.5

	21.7	21.6	21.9	21.7

(1)
Exercise prices exceed the average market price of the common shares or are anti-dilutive due to the impact of the unrecognized compensation cost on the calculation of assumed proceeds in the application of the treasury stock method.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

10. EARNINGS PER SHARE ("EPS") (Continued)

(2)
We issued $575 million of senior convertible notes in June 2007. The impact of a net share settlement of the conversion amount at maturity will begin to dilute earnings per share when our stock price reaches $54.01. The impact of stock that could be issued to settle share obligations we could have under the warrants we issued simultaneously with the convertible notes issuance will begin to dilute earnings per share when our stock price reaches $68.95. The potential receipt of MCBC stock from counterparties under our purchased call options when and if our stock price is between $54.01 and $68.95 would be anti-dilutive and excluded from any calculations of earnings per share.

        We have no outstanding equity share awards that contain non-forfeitable rights to dividends on unvested shares.

11. GOODWILL AND INTANGIBLE ASSETS

        The following summarizes the change in goodwill for the thirty-nine weeks ended September 25, 2010 (in millions):

Balance at December 26, 2009	$1,475.0
Foreign currency translation	11.6
Business acquisition	9.6
Other	(0.2)

Balance at September 25, 2010	$1,496.0

        Goodwill was attributed to our segments as follows:

	As of
	September 25, 2010	December 26, 2009
	(In millions)
Canada	$737.2	$720.7
United Kingdom	749.2	754.3
MCI and Corporate	9.6	—

Consolidated	$1,496.0	$1,475.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents details of our intangible assets, other than goodwill, as of September 25, 2010:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.1	$(150.9)	$142.2
Distribution rights	2 - 23	341.7	(214.9)	126.8
Patents and technology and distribution
channels	3 - 10	35.4	(25.2)	10.2
Other	2 - 42	6.4	—	6.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,319.8	—	3,319.8
Distribution networks	Indefinite	987.8	—	987.8
Other	Indefinite	15.5	—	15.5

Total		$4,999.7	$(391.0)	$4,608.7

        The following table presents details of our intangible assets, other than goodwill, as of December 26, 2009:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	3 - 40	$293.5	$(140.1)	$153.4
Distribution rights	2 - 23	334.4	(194.3)	140.1
Patents and technology and distribution
channels	3 - 10	35.8	(22.4)	13.4
Intangible assets not subject to amortization:
Brands	Indefinite	3,248.8	—	3,248.8
Distribution networks	Indefinite	963.5	—	963.5
Other	Indefinite	15.5	—	15.5

Total		$4,891.5	$(356.8)	$4,534.7

        The changes in the gross carrying amounts of intangibles from December 26, 2009, to September 25, 2010, are due primarily to the impact of foreign exchange rates, as a significant amount of intangibles are denominated in foreign currencies. Gross carrying amounts were also impacted by business acquisition activities. See Note 4, "INVESTMENTS" for further disclosure.

        Based on foreign exchange rates as of September 25, 2010, the following is our estimated amortization expense related to intangible assets for the next five years:

Amount
(In millions)
2010 - remaining	$11.3
2011	$43.8
2012	$31.8
2013	$30.7
2014	$30.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

11. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense of intangible assets was $10.9 million and $32.9 million for the thirteen and thirty-nine weeks ended September 25, 2010, respectively and $10.6 and $29.6 million for the thirteen and thirty-nine weeks ended September 26, 2009, respectively.

        We are required to perform goodwill and indefinite-lived intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We completed the required annual impairment testing during the third quarter of 2010 and determined that there were no impairments of goodwill or other indefinite-live intangible assets. No impairment losses were included in the goodwill balances as of September 25, 2010 or December 26, 2009.

12. DEBT

        The table below summarizes total debt:

	As of
	September 25, 2010	December 26, 2009
	(In millions)
Senior notes:
U.S. $300 million 4.85% notes due 2010(1)	$—	$300.0
U.S. $850 million 6.375% notes due 2012	44.6	44.6
Canadian dollar ("CAD") $900 million 5.0% notes due 2015	878.8	857.2
U.S. $575 million 2.5% convertible notes due 2013(2)	575.0	575.0
Less: unamortized debt discounts and other(3)	(51.2)	(63.8)

Total long-term debt (including current portion)	1,447.2	1,713.0
Less: current portion of long-term debt	—	(300.3)

Total long-term debt	$1,447.2	$1,412.7

Total fair value	$1,623.7	$1,913.6

(1)
During the quarter, we repaid our $300 million 4.85% notes that were due in September 2010. Subsequent to quarter end, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD $500 million 3.95% fixed rate Series A Notes private placement in Canada. These notes resulted in net proceeds of CAD $496.6 million after underwriting fees and being issued at a discount of CAD $1.6 million. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by MCBC and certain United States and Canadian subsidiaries of the Company and rank equally with the Company's other outstanding notes and credit facility.

(2)
The original conversion price for each $1,000 aggregate principal amount of notes was $54.76 per share of our Class B common stock, which represented a 25% premium above the stock price on the day of issuance of the notes and corresponded to the initial conversion ratio of 18.263 shares per $1,000 aggregate principal amount of notes. The conversion ratio and conversion price are subject to adjustments for certain events and provisions, as defined in the indenture. As of August 26, 2010 our conversion price and ratio are $54.01 and 18.515 shares, respectively. Currently, the convertible debt's if-converted value does not exceed the principal.

(3)
During the thirteen weeks ended September 25, 2010, and September 26, 2009, we incurred additional non-cash interest expense of $4.2 million and $4.1 million, respectively. For the thirty-nine weeks ended September 25, 2010, and September 26,

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

12. DEBT (Continued)

  2009, the amounts were $12.6 million and $12.2 million, respectively. We also incurred interest expense related to the 2.5% coupon rate on the convertible debt of $3.6 million for both thirteen week periods ended September 25, 2010, and September 26, 2009. For the thirty-nine weeks ended September 25, 2010, and September 26, 2009 the amount was $10.8 million for both periods. The combination of non-cash and cash interest resulted in an effective interest rate of 5.95% and 6.01% for the thirteen weeks ended September 25, 2010, and September 26, 2009, respectively. The effective interest rates for the thirty-nine weeks ended September 25, 2010, and September 26, 2009 were 5.95% and 6.03%, respectively. As of September 25, 2010, and December 26, 2009, paid in capital in the equity section of our balance sheet includes $103.9 million, ($64.2 million net of tax), representing the equity component of the convertible debt. Further, as of September 25, 2010, and December 26, 2009, $50.6 million and $63.3 million respectively of the unamortized debt discount and other balance relates to our $575 million convertible debt. The unamortized discount will continue to amortize through 2013 resulting in non-cash interest expense of approximately $16 million to $18 million annually, thereby increasing the carrying value of the convertible debt to its $575 million face value at maturity in July 2013. The remaining $0.6 million as of quarter-end and $0.5 million as of year-end relates to unamortized debt premiums, discounts, and other on the additional debt balances.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        During the quarter, both our USD $300million/CAD $355.5 million cross currency swap and our forward starting interest rate swaps matured and were cash settled in accordance with the terms of each contract. Early in the fourth quarter of 2010, we also entered into, and subsequently settled, a foreign currency forward contract to hedge a portion of our foreign currency risk associated with cash inflows from our CAD $500 million debt issuance that occurred early in the fourth quarter of 2010.

        During the third quarter, we accelerated the maturity dates of our total return swaps related to Foster's stock, a portion of these swaps were settled prior to quarter end. Simultaneously, we entered into a series of option contracts to limit our exposure to future changes in Foster's stock price, effectively fixing a range of settlement values for our remaining open swap positions. The remaining total return swaps and related options will mature throughout the fourth quarter of 2010 and January of 2011.

        All of these new strategies were accounted for using mark to market accounting treatment at quarter end.

Derivative Fair Value Measurements

        We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as MCBC's own non-performance risk. As of September 25, 2010 and December 26, 2009 these adjustments resulted in deferred net gains in accumulated other comprehensive income ("AOCI") of $2.9 million and $3.3 million, respectively, as the fair value of our derivatives were in net liability positions at both period ends.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 25, 2010 and December 26, 2009.

		Fair Value Measurements at September 25, 2010 Using
	Total carrying value at September 25, 2010
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(392.3)	$—	$(392.3)	$—
Foreign currency forwards	(11.9)	—	(11.9)	—
Commodity swaps	(0.4)	—	(0.4)	—
Total return swaps	50.2	—	50.2	—
Option contracts	(0.9)	—	—	(0.9)

Total	$(355.3)	$—	$(354.4)	$(0.9)

		Fair Value Measurements at December 26, 2009 Using
	Total carrying value at December 26, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(413.0)	$—	$(413.0)	$—
Forward starting interest rate swaps	6.3	—	6.3	—
Foreign currency forwards	(8.5)	—	(8.5)	—
Commodity swaps	(0.9)	—	(0.9)	—
Total return swaps	(1.8)	—	(1.8)	—

Total	$(417.9)	$—	$(417.9)	$—

        As discussed, during the quarter we had entered into new option contracts that were classified as Level 3 as the valuations were based upon significant unobservable inputs. The table below summarizes our Level 3 activity for the period:

Rollforward of Level 3 Inputs
(In millions)
Balance at December 26, 2009	$—
Total gains or losses (realized/unrealized)
Included in earnings (or change in net assets)	—
Included in AOCI	—
Purchases, issuances and settlements	(0.9)
Transfers in/out of Level 3	—

Balance at September 25, 2010	$(0.9)

Results of Derivative Activity

        The tables below include the year to date results of our derivative activity in the Condensed Consolidated Balance Sheet as of September 25, 2010, and December 26, 2009, and the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 25, 2010, and September 26, 2009.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheet (in millions)

	As of September 25, 2010
		Asset derivatives
				Liability derivatives
	Notional amount	Balance sheet location	Fair value
				Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,677.6	Other current assets	$—	Accrued expenses	$(7.4)
		Other assets	—	Long term derivative liability	(384.9)
Foreign currency forwards	USD 364.6	Other current assets	1.4	Accrued expenses	(9.6)
		Other assets	0.6	Long term derivative liability	(3.0)
Commodity swaps	Gigajoules 2.1	Other current assets	0.8	Accrued expenses	(1.2)
		Other assets	0.2	Long term derivative liability	(0.1)

Total derivatives designated as hedging instruments			$3.0		$(406.2)

Derivatives not designated as hedging instruments:
Foreign currency forwards	USD 215.3	Other current assets	$—	Accrued expenses	$(1.3)
Total return swaps	Australian dollar ("AUD") 408.6	Other current assets	51.2	Accrued expenses	(0.9)
Option contracts	FGL.ASX Shares 74.1	Other current assets	14.5	Accrued expenses	(15.4)

Total derivatives not designated as hedging instruments			$65.7		$(17.6)

	As of December 26, 2009
		Asset derivatives
				Liability derivatives
		Balance sheet location	Fair value
	Notional amount			Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	USD 1,992.4	Other current assets	$—	Accrued expenses	$(46.9)
		Other assets	—	Long term derivative liability	(366.1)
Forward starting interest rate swaps	USD 190.5	Other current assets	6.3	Accrued expenses	—
Foreign currency forwards	USD 339.3	Other current assets	4.6	Accrued expenses	(6.1)
		Other assets	1.1	Long term derivative liability	(8.1)
Commodity swaps	Gigajoules 1.2	Other current assets	—	Accrued expenses	(0.9)

Total derivatives designated as hedging instruments			$12.0		$(428.1)

Derivatives not designated as hedging instruments:
Total return swaps	AUD 496.5	Other current assets	$—	Accrued expenses	$(1.8)

Total derivatives not designated as hedging instruments			$—		$(1.8)

        MCBC allocates the current and non-current portion of each contract to the corresponding derivative account above.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (in millions)

  Cash Flow Hedges

For the Thirteen Weeks Ended September 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.3	Other income, net	$(10.5)	Other income, net	$—
		Interest expense, net	(3.0)	Interest expense, net	—
Forward starting interest rate swaps	(7.4)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(2.2)	Other income, net	(1.1)	Other income, net	—
		Cost of goods sold	0.2	Cost of goods sold	—
		Marketing, general and administrative expenses	—	Marketing, general and administrative expenses	—
Commodity swaps	(1.0)	Cost of goods sold	(0.2)	Cost of goods sold	—

Total	$(9.3)		$(14.6)		$—

For the Thirteen Weeks Ended September 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$1.9	Other income, net	$14.9	Other income, net	$—
		Interest expense, net	(2.0)	Interest expense, net	—
Forward starting interest rate swaps	(2.4)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(17.2)	Other income, net	(0.6)	Other income, net	—
		Cost of goods sold	2.8	Cost of goods sold	—
		Marketing, general and administrative expenses	(0.2)	Marketing, general and administrative expenses	—
Commodity swaps	0.6	Cost of goods sold	(1.0)	Cost of goods sold	—

Total	$(17.1)		$13.9		$—

For the Thirty-Nine Weeks Ended September 25, 2010
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$11.5	Other income, net	$(25.8)	Other income, net	$—
		Interest expense, net	(8.9)	Interest expense, net	—
Forward starting interest rate swaps	(14.1)	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(1.9)	Other income, net	(3.5)	Other income, net	—
		Cost of goods sold	(0.8)	Cost of goods sold	—
		Marketing, general and administrative expenses	0.1	Marketing, general and administrative expenses	—
Commodity swaps	0.3	Cost of goods sold	(1.4)	Cost of goods sold	—

Total	$(4.2)		$(40.3)		$—

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For the Thirty-Nine Weeks Ended September 26, 2009
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) recognized from AOCI on derivative (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
Cross currency swaps(1)	$(1.3)	Other income, net	$(106.6)	Other income, net	$—
		Interest expense, net	(3.3)	Interest expense, net	—
Forward starting interest rate swaps	3.4	Interest expense, net	—	Interest expense, net	—
Foreign currency forwards	(49.3)	Other income, net	4.6	Other income, net	—
		Cost of goods sold	13.3	Cost of goods sold	—
		Marketing, general and administrative expenses	(0.3)	Marketing, general and administrative expenses	—
Commodity swaps	0.6	Cost of goods sold	(2.7)	Cost of goods sold	—

Total	$(46.6)		$(95.0)		$—

Note: Amounts recognized in AOCI are gross of taxes.

(1)
The foreign exchange gain (loss) component of these cross currency swaps is offset by the corresponding gain (loss) on the hedged forecasted transactions in Other income (expense), net and Interest expense, net.

        During the periods presented we recorded no significant ineffectiveness related to these cash flow hedges.

Other Derivatives

For the Thirteen Weeks Ended September 25, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income, net	$43.2
Option contracts	Other income, net	$(0.9)
Foreign currency forwards	Other income, net	$(1.3)

		$41.0

For the Thirteen Weeks Ended September 26, 2009
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income, net	$59.3
Physical commodity contracts	Cost of goods sold	(7.0)

		$52.3

For the Thirty-Nine Weeks Ended September 25, 2010
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income, net	$58.2
Option contracts	Other income, net	$(0.9)
Foreign currency forwards	Other income, net	$(1.3)

		$56.0

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For the Thirty-Nine Weeks Ended September 26, 2009
Derivatives Not In Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Total return swaps	Other income, net	$24.8
Physical commodity contracts	Cost of goods sold	(8.0)

		$16.8

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

        We sponsor defined benefit retirement plans in Canada, the U.K. and the U.S. Additionally, we offer other postretirement benefits to the majority of our Canadian and U.S. employees. The net periodic pension costs under retirement plans and other postretirement benefits were as follows:

	Thirteen Weeks Ended September 25, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$4.3	$—	$—	$4.3
Interest cost	17.8	0.1	29.0	46.9
Expected return on plan assets	(17.4)	—	(27.4)	(44.8)
Amortization of prior service cost	0.2	—	—	0.2
Amortization of net actuarial loss	0.3	—	3.1	3.4
Less expected participant contributions	(0.5)	—	—	(0.5)

Net periodic pension cost	$4.7	$0.1	$4.7	$9.5

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$—	$—	$0.6
Interest cost on projected benefit obligation	2.3	—	—	2.3
Amortization of prior service benefit	(0.9)	—	—	(0.9)

Net periodic postretirement benefit cost	$2.0	$—	$—	$2.0

	Thirteen Weeks Ended September 26, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$3.5	$—	$1.2	$4.7
Interest cost	16.8	0.1	28.3	45.2
Expected return on plan assets	(16.6)	—	(32.2)	(48.8)
Amortization of prior service cost	0.1	—	—	0.1
Less expected participant contributions	(0.5)	—	(0.1)	(0.6)

Net periodic pension cost (benefit)	$3.3	$0.1	$(2.8)	$0.6

Other Postretirement Benefits
Service cost—benefits earned during the period	$0.6	$0.1	$—	$0.7
Interest cost on projected benefit obligation	2.2	—	—	2.2
Amortization of prior service benefit	(0.7)	—	—	(0.7)
Amortization of net actuarial gain	(0.3)	—	—	(0.3)

Net periodic postretirement benefit cost	$1.8	$0.1	$—	$1.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Thirty-Nine Weeks Ended September 25, 2010
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$13.0	$—	$—	$13.0
Interest cost	53.6	0.3	86.4	140.3
Expected return on plan assets	(52.4)	—	(81.7)	(134.1)
Amortization of prior service cost	0.6	—	—	0.6
Amortization of net actuarial loss	0.9	—	9.2	10.1
Less expected participant contributions	(1.5)	—	—	(1.5)
Special termination benefits	1.8	—	—	1.8

Net periodic pension cost	$16.0	$0.3	$13.9	$30.2

Other Postretirement Benefits
Service cost—benefits earned during the period	$1.8	$—	$—	$1.8
Interest cost on projected benefit obligation	7.0	—	—	7.0
Amortization of prior service benefit	(2.7)	—	—	(2.7)

Net periodic postretirement benefit cost	$6.1	$—	$—	$6.1

	Thirty-Nine Weeks Ended September 26, 2009
	Canada plans	U.S. plans	U.K. plan	Consolidated
	(In millions)
Defined Benefit Plans
Service cost	$11.3	$—	$3.4	$14.7
Interest cost	52.2	0.3	79.5	132.0
Expected return on plan assets	(51.2)	—	(90.4)	(141.6)
Amortization of prior service cost	0.6	—	—	0.6
Amortization of net actuarial loss	0.1	0.4	—	0.5
Curtailment loss	5.3			5.3
Less expected participant contributions	(1.4)	—	(0.3)	(1.7)

Net periodic pension cost (benefit)	$16.9	$0.7	$(7.8)	$9.8

Other Postretirement Benefits
Service cost—benefits earned during the period	$2.3	$0.1	$—	$2.4
Interest cost on projected benefit obligation	7.0	0.1	—	7.1
Amortization of prior service benefit	(1.7)	—	—	(1.7)
Amortization of net actuarial gain	(0.7)	—	—	(0.7)

Net periodic postretirement benefit cost	$6.9	$0.2	$—	$7.1

        See Note 4, "INVESTMENTS" for a discussion of the deconsolidation of BRI during the first quarter of 2009, which reduced the carrying values of pension and postretirement benefits on the condensed consolidated balance sheet.

        During the third quarter of 2010, employer contributions paid to the defined benefit plans for Canada and the U.K. were $7.5 million and $0.8 million, respectively. For the first three quarters of 2010, the amounts were $26.9 million for Canada and $2.4 million for the U.K. There were no contributions to the U.S. plan in the first three quarters. Expected total fiscal year 2010 employer contributions to Canada, U.S. and U.K. defined benefits plans are approximately $48.3 million. We are currently considering various alternatives to pension funding in both the U.K. and Canada which could

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

14. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

reduce these long-term liabilities in the near term. These considerations could result in additional discretionary pension contributions in the fourth quarter of 2010.

15. COMMITMENTS AND CONTINGENCIES

Kaiser and Other Indemnity Obligations

  Kaiser

        As discussed in Note 8, "DISCONTINUED OPERATIONS," in 2006, we sold our entire equity interest in Kaiser to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser.

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

        The maximum potential claims amount remaining for the second category of purchased tax credits (which we believe present less risk than the first category), was $258.8 million as of September 25, 2010.

        As of the end of the third quarter, a portion of our indemnity obligations are considered probable losses, recorded as current liabilities in an amount of $9.4 million at September 25, 2010. Including the portion of the liabilities not deemed to be probable ($14.1 million) our total estimate of the indemnity liability associated with the purchased tax credits as of September 25, 2010, was $23.5 million, $13.2 million of which was classified as a current liability and $10.3 million of which was classified as non-current. Our indemnity obligations decreased by $131.1 million during the first three quarters of 2010, primarily as a result of the aforementioned settlement, slightly offset by the impact of foreign exchange.

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

        Additionally, we provided indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68.0 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs that could arise from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil, and labor indemnity liability was $9.9 million as of September 25, 2010, of which $9.1 million is classified as non-current and $0.8 million is classified as current.

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

        The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 26, 2009, through September 25, 2010:

	Indemnity Obligations
	Purchased tax credits indemnity reserve	Tax, civil and labor indemnity reserve	Total indemnity reserves
	(In millions)
Balance at December 26, 2009	$154.6	$9.5	$164.1
Changes in estimates	(32.3)	—	(32.3)
Cash Settlement	(96.0)	—	(96.0)
Foreign exchange transaction impact	(2.8)	0.4	(2.4)

Balance at September 25, 2010	$23.5	$9.9	$33.4

Guarantees

        MCBC guarantees indebtedness and other obligations to banks and other third parties for some of its equity investments and consolidated subsidiaries, primarily BRI. Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $98.8 million, of which $92.7 million is current and $6.1 million is non-current, and $99.2 million, all of which is non-current, as of September 25, 2010, and December 26, 2009, respectively, related to such guarantees.

Litigation and Other Disputes

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

granted certiorari during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        In March 2009, BRI, which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of consuming alcohol during pregnancy. The notice alleges damages in excess of CAD $750 million. To our knowledge, no lawsuit has been formally commenced. The same plaintiffs commenced a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failure to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Waste Management provides us with updated annual cost estimates currently extending through 2032. We reviewed these cost estimates in the assessment of our accrual related to this issue. We use certain assumptions that differ from Waste Management's estimates to assess our expected liability. Our expected liability (based on the $120 million threshold being met) is based on our best estimates available.

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

        Based on these assumptions, the present value and gross amount of the costs at September 25, 2010, are approximately $3.2 million and $5.3 million, respectively. Accordingly, we believe that the existing liability is adequate as of September 25, 2010. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.

        Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs are included in the determination of when the $120 million threshold is reached, the estimate of our liability may change as further facts develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.

        In April 2009, we received a written notice relating to the Lowry site, that the State of Colorado intends to seek compensation from MCBC and other parties to recover for natural resources damages. The State of Colorado has informally asserted total damages of up to $10 million. However, the Company is potentially liable for only a portion of those damages. The State and the top responsible parties have reached a settlement regarding this matter, and the settlement has been approved by the court. We believe that our reserve for this matter is appropriate.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

15. COMMITMENTS AND CONTINGENCIES (Continued)

Other

        In October 2006, we were notified by the EPA that we are a PRP, along with approximately 60 other parties, at the Cooper Drum site in southern California. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s prior to the merger with Coors, were involved at this site. We responded to the EPA with information regarding our past involvement with the site. We have accrued $0.2 million, which represents our estimable loss at this time. Potential losses associated with the Cooper Drum site could increase as remediation planning progresses.

        During the third quarter of 2008 we were notified by the EPA that we are a PRP, along with others, at the East Rutherford and Berry's Creek sites in New Jersey. Certain of Molson's former non-beer business operations, which were discontinued and sold in the mid-1990s, were involved at this site. We have accrued $4.1 million, which represents our estimable loss at this time. Potential losses associated with the Berry's Creek site could increase as remediation planning progresses.

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

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

16. COMPREHENSIVE INCOME (LOSS)

        The following summarizes the components of comprehensive income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In millions)
Net income	$257.0	$236.4	$600.7	$500.4

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	89.8	111.3	56.4	486.6
Amortization of net prior service costs and net actuarial losses, net of tax	2.0	(0.6)	4.6	11.3
Unrealized loss on derivative instruments, net of tax	(5.8)	(6.3)	(4.1)	(16.5)
Reclassification adjustment on derivative instruments, net of tax	1.1	(1.3)	3.9	(12.8)
Ownership share of unconsolidated subsidiaries' other comprehensive (loss) income, net of tax(1)	(3.6)	24.2	(13.9)	42.1

Total other comprehensive income, net of tax	83.5	127.3	46.9	510.7

Comprehensive income	340.5	363.7	647.6	1,011.1
Less: Comprehensive income attributable to the noncontrolling interest	(0.9)	(1.1)	(2.8)	(2.1)

Comprehensive income attributable to MCBC	$339.6	$362.6	$644.8	$1,009.0

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

        On September 22, 2005, the 2005 Issuers completed a public offering of USD $1.1 billion principal amount of Senior notes composed of USD $300 million 4.85% notes due 2010 and CAD $900.0 million 5.00% notes due 2015. During the third quarter of 2010, the USD $300 million 4.85% notes were repaid in full. Subsequently on October 6, 2010, Molson Coors International LP (one of the 2005 Issuers), completed a private placement in Canada of $500 million 3.95% fixed rate Series A Notes due

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

2017. The remaining CAD $900.0 million 2005 notes were issued with registration rights. Both the remaining CAD $900.0 million 2005 notes and the 2010 Series A Notes are guaranteed on a senior and unsecured basis by Parent Guarantor and 2007 Issuer, 2002 Issuer and Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Funds necessary to meet the 2005 Issuers' debt service obligations are provided in large part by distributions or advances from MCBC's other subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our financial condition and operating requirements, could limit the 2005 Issuers' ability to obtain cash for the purpose of meeting its debt service obligation, including the payment of principal and interest on the notes.

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

        We revised our presentation of the supplemental guarantor information to separately present the impact of intercompany activity for the 2002 Issuer, the 2005 Issuer and the 2007 Issuer, Subsidiary Guarantor and Subsidiary Non-Guarantor categories. As such, our consolidating financial statements for all periods reflect the revised presentation, with the most significant change being the gross presentation of our intercompany notes receivable and payable amongst affiliates and the related impacts on the statements of operations and cash flows. Intercompany notes receivable, which were previously included as a component of equity, continue to be presented as a component of equity (contra-equity) based on the nature of the notes, anticipated repayments and the consideration of the inherent control associated with the relationships of the entities, while the intercompany notes payable are now presented as a liability. We believe that the revised presentation provides greater clarity surrounding the activity between the guarantors and non-guarantors of our third party debt. The revised presentation of the supplemental guarantor information does not amend or change the respective priority or status of the above-referenced senior notes and convertible notes.

        The following information sets forth Condensed Consolidating Statements of Operations for the thirteen and thirty-nine weeks ended September 25, 2010, and September 26, 2009; Condensed Consolidating Balance Sheets as of September 25, 2010, and December 26, 2009; and Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended September 25, 2010 and September 26, 2009. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Issuers and all of our subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the 2002, 2005 and 2007 Issuers and the Subsidiary Guarantors would not provide additional material information that would be useful in assessing their financial composition.

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.9	$56.2	$—	$708.9	$550.2	$(63.1)	$1,260.1
Excise taxes	—	—	—	(176.3)	(208.8)	—	(385.1)

Net sales	7.9	56.2	—	532.6	341.4	(63.1)	875.0
Cost of goods sold	—	(10.7)	—	(248.8)	(253.1)	55.2	(457.4)

Gross profit	7.9	45.5	—	283.8	88.3	(7.9)	417.6
Marketing, general and administrative expenses	(27.2)	(8.0)	—	(124.9)	(96.9)	8.1	(248.9)
Special items, net	(0.3)	—	—	(14.4)	11.6	—	(3.1)
Equity income (loss) in subsidiaries	231.8	104.8	37.9	(117.0)	144.7	(402.2)	—
Equity income in MillerCoors	—	135.3	—	—	—	—	135.3

Operating income (loss)	212.2	277.6	37.9	27.5	147.7	(402.0)	300.9
Interest (expense) income, net	(8.3)	12.1	(21.9)	132.6	(138.4)	—	(23.9)
Other income (expense), net	42.5	(0.8)	—	0.2	(0.3)	—	41.6

Income (loss) from continuing operations before income taxes	246.4	288.9	16.0	160.3	9.0	(402.0)	318.6
Income tax benefit (expense)	9.7	(57.7)	21.1	(23.5)	(10.3)	—	(60.7)

Income (loss) from continuing operations	256.1	231.2	37.1	136.8	(1.3)	(402.0)	257.9
Income from discontinued operations, net of tax	—	—	—	—	(0.9)	—	(0.9)

Net income (loss)	256.1	231.2	37.1	136.8	(2.2)	(402.0)	257.0
Less: Net income attributable to noncontrolling interests	—	—	—	—	(0.9)	—	(0.9)

Net income (loss) attributable to MCBC	$256.1	$231.2	$37.1	$136.8	$(3.1)	$(402.0)	$256.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$7.7	$55.2	$—	$654.4	$593.0	$(60.0)	$1,250.3
Excise taxes	—	—	—	(159.7)	(236.9)	—	(396.6)

Net sales	7.7	55.2	—	494.7	356.1	(60.0)	853.7
Cost of goods sold	—	(10.8)	—	(244.0)	(270.4)	52.6	(472.6)

Gross profit (loss)	7.7	44.4	—	250.7	85.7	(7.4)	381.1
Marketing, general and administrative expenses	(28.4)	(6.9)	—	(116.5)	(96.8)	7.9	(240.7)
Special items, net	(0.3)	—		(3.8)	(0.2)		(4.3)
Equity income (loss) in subsidiaries	192.8	81.7	74.5	(39.7)	131.0	(440.3)	—
Equity income in MillerCoors	—	101.2	—	—	—	—	101.2

Operating income (loss)	171.8	220.4	74.5	90.7	119.7	(439.8)	237.3
Interest (expense) income, net	(8.2)	11.8	(35.2)	43.0	(33.9)	—	(22.5)
Other (expense) income, net	60.0	(1.8)	—	0.4	(2.7)	—	55.9

(Loss) income from continuing operations before income taxes	223.6	230.4	39.3	134.1	83.1	(439.8)	270.7
Income tax benefit (expense)	11.7	(39.3)	74.9	(50.0)	(22.6)	—	(25.3)

Income from continuing operations	235.3	191.1	114.2	84.1	60.5	(439.8)	245.4
Loss from discontinued operations, net of tax	—	—	—	—	(9.0)	—	(9.0)

Net income (loss)	235.3	191.1	114.2	84.1	51.5	(439.8)	236.4
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to MCBC	$235.3	$191.1	$114.2	$84.1	$50.4	$(439.8)	$235.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$16.6	$154.0	$—	$1,909.7	$1,577.4	$(168.0)	$3,489.7
Excise taxes	—	—	—	(457.9)	(612.5)	—	(1,070.4)

Net sales	16.6	154.0	—	1,451.8	964.9	(168.0)	2,419.3
Cost of goods sold	—	(35.4)	—	(732.4)	(720.0)	151.2	(1,336.6)

Gross profit	16.6	118.6	—	719.4	244.9	(16.8)	1,082.7
Marketing, general and administrative expenses	(88.7)	(25.7)	—	(364.9)	(286.4)	18.1	(747.6)
Special items, net	(1.0)	—	—	(17.4)	(3.1)	—	(21.5)
Equity income (loss) in subsidiaries	606.7	239.5	80.3	(296.8)	338.4	(968.1)	—
Equity income in MillerCoors	—	389.9	—	—	—	—	389.9

Operating income (loss)	533.6	722.3	80.3	40.3	293.8	(966.8)	703.5
Interest (expense) income, net	(25.0)	36.6	(58.4)	290.3	(317.1)	(0.1)	(73.7)
Other income (expense), net	62.5	(2.4)	(0.1)	0.8	(6.4)	—	54.4

Income (loss) from continuing operations before income taxes	571.1	756.5	21.8	331.4	(29.7)	(966.9)	684.2
Income tax benefit (expense)	26.8	(151.5)	56.8	(56.4)	(0.3)	—	(124.6)

Income (loss) from continuing operations	597.9	605.0	78.6	275.0	(30.0)	(966.9)	559.6
Income from discontinued operations, net of tax	—	—	—	—	41.1	—	41.1

Net income (loss)	597.9	605.0	78.6	275.0	11.1	(966.9)	600.7
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.8)	—	(2.8)

Net income (loss) attributable to MCBC	$597.9	$605.0	$78.6	$275.0	$8.3	$(966.9)	$597.9

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Sales	$20.7	$147.0	$—	$1,690.9	$1,536.0	$(159.7)	$3,234.9
Excise taxes	—	—	—	(400.1)	(623.2)	—	(1,023.3)

Net sales	20.7	147.0	—	1,290.8	912.8	(159.7)	2,211.6
Cost of goods sold	—	(36.4)	—	(666.5)	(687.8)	139.4	(1,251.3)

Gross profit (loss)	20.7	110.6	—	624.3	225.0	(20.3)	960.3
Marketing, general and administrative expenses	(71.3)	(31.1)	—	(311.1)	(261.1)	21.3	(653.3)
Special items, net	(0.9)	—		(12.8)	(7.9)		(21.6)
Equity income (loss) in subsidiaries	544.4	97.5	147.5	(279.9)	301.6	(811.1)	—
Equity income in MillerCoors	—	332.4	—	—	—	—	332.4

Operating income (loss)	492.9	509.4	147.5	20.5	257.6	(810.1)	617.8
Interest (expense) income, net	(24.5)	36.1	(112.9)	142.4	(103.2)	(0.2)	(62.3)
Other (expense) income, net	29.7	6.4	—	1.4	(8.4)	—	29.1

(Loss) income from continuing operations before income taxes	498.1	551.9	34.6	164.3	146.0	(810.3)	584.6
Income tax benefit (expense)	0.2	(53.3)	4.2	(8.7)	(13.7)	—	(71.3)

Income from continuing operations	498.3	498.6	38.8	155.6	132.3	(810.3)	513.3
Loss from discontinued operations, net of tax	—	—	—	—	(12.9)	—	(12.9)

Net income (loss)	498.3	498.6	38.8	155.6	119.4	(810.3)	500.4
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2.1)	—	(2.1)

Net income (loss) attributable to MCBC	$498.3	$498.6	$38.8	$155.6	$117.3	$(810.3)	$498.3

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$425.6	$—	$0.5	$104.3	$233.1	$—	$763.5
Accounts receivable, net	—	4.3	—	215.7	311.3	(0.4)	530.9
Other receivables, net	54.1	44.8	—	47.2	100.9	—	247.0
Total inventories, net	—	—	—	147.6	83.2	—	230.8
Other assets, net	6.1	2.0	—	27.8	47.6	—	83.5
Deferred tax assets	—	17.5	—	—	0.9	(18.4)	—
Discontinued operations	—	—	—	—	2.1	—	2.1
Intercompany receivables	—	922.4	269.8	1,475.6	236.3	(2,904.1)	—

Total current assets	485.8	991.0	270.3	2,018.2	1,015.4	(2,922.9)	1,857.8
Properties, net	34.6	7.1	—	756.1	496.7	—	1,294.5
Goodwill	—	11.4	—	365.2	1,119.4	—	1,496.0
Other intangibles, net	—	41.7	—	4,175.9	391.1	—	4,608.7
Investment in MillerCoors	—	2,606.7	—	—	—	—	2,606.7
Net investment in subsidiaries	8,434.6	4,084.9	2,861.3	(837.0)	5,136.9	(19,680.7)	—
Deferred tax assets	3.1	—	108.4	9.9	22.9	(31.5)	112.8
Other assets	5.0	13.3	2.9	55.8	85.2	—	162.2

Total assets	$8,963.1	$7,756.1	$3,242.9	$6,544.1	$8,267.6	$(22,635.1)	$12,138.7

Liabilities and equity
Current liabilities:
Accounts payable	$6.5	$0.4	$—	$67.7	$121.4	$(0.4)	$195.6
Accrued expenses and other liabilities	39.7	28.5	0.6	396.0	348.0	—	812.8
Deferred tax liability	107.2	—	—	—	102.3	(18.4)	191.1
Short-term borrowings and current portion of long-term debt	—	—	—	—	—	—	—
Discontinued operations	—	—	—	—	16.9	—	16.9
Intercompany payables	670.6	2.9	683.5	532.1	1,015.0	(2,904.1)	—

Total current liabilities	824.0	31.8	684.1	995.8	1,603.6	(2,922.9)	1,216.4
Long-term debt	524.4	45.1	877.7	—	—	—	1,447.2
Net investment in subsidiaries	—	—	—	—		—	—
Deferred tax liability	—	23.7	—	—	442.7	(31.5)	434.9
Other liabilities	9.2	76.8	2.9	674.7	604.3	—	1,367.9
Discontinued operations	—	—	—	—	19.4	—	19.4
Intercompany notes payable	—	—	4,346.9	5,296.1	6,833.6	(16,476.6)	—

Total liabilities	1,357.6	177.4	5,911.6	6,966.6	9,503.6	(19,431.0)	4,485.8
MCBC stockholders' equity	7,607.4	8,448.1	1,788.7	7,581.3	1,860.7	(19,680.7)	7,605.5
Intercompany notes receivable	(1.9)	(869.4)	(4,457.4)	(8,003.8)	(3,144.1)	16,476.6	—

Total stockholders' equity	7,605.5	7,578.7	(2,668.7)	(422.5)	(1,283.4)	(3,204.1)	7,605.5
Noncontrolling interests	—	—	—	—	47.4	—	47.4

Total equity	7,605.5	7,578.7	(2,668.7)	(422.5)	(1,236.0)	(3,204.1)	7,652.9

Total liabilities and equity	$8,963.1	$7,756.1	$3,242.9	$6,544.1	$8,267.6	$(22,635.1)	$12,138.7

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$392.8	$—	$0.1	$175.0	$166.3	$—	$734.2
Accounts receivable, net	3.6	4.1	—	203.3	355.7	—	566.7
Other receivables, net	16.2	27.4	—	20.9	88.6	(2.6)	150.5
Total inventories, net	—	—	—	146.6	89.6	—	236.2
Other assets, net	4.0	1.0	—	35.1	25.2	—	65.3
Deferred tax assets	—	—	—	0.4	0.7	(1.1)	—
Discontinued operations	—	—	—	—	9.9	—	9.9
Intercompany accounts receivable	—	455.7	—	538.8	310.0	(1,304.5)	—

Total current assets	416.6	488.2	0.1	1,120.1	1,046.0	(1,308.2)	1,762.8
Properties, net	35.8	7.3	—	787.1	462.3	—	1,292.5
Goodwill	—	11.4	—	348.9	1,114.7	—	1,475.0
Other intangibles, net	—	44.5	—	4,117.7	372.5	—	4,534.7
Investment in MillerCoors	—	2,613.6	—	—	—	—	2,613.6
Net investment in and advances to subsidiaries	7,561.0	3,620.7	3,251.5	3,079.4	4,624.0	(22,136.6)	—
Deferred tax assets	144.6	90.1	—	3.7	43.2	(103.7)	177.9
Other assets	6.4	13.5	4.0	49.8	90.9	—	164.6

Total assets	$8,164.4	$6,889.3	$3,255.6	$9,506.7	$7,753.6	$(23,548.5)	$12,021.1

Liabilities and equity
Current liabilities:
Accounts payable	$5.7	$0.8	$—	$49.1	$154.7	$—	$210.3
Accrued expenses and other liabilities	39.6	14.7	54.8	294.7	343.8	(2.6)	745.0
Deferred tax liability	90.0	—	—	—	78.2	(1.1)	167.1
Short-term borrowings and current portion of long-term debt	—	0.3	300.0	—	—	—	300.3
Discontinued operations	—	—	—	—	158.2	—	158.2
Intercompany accounts payable	431.3	4.1	201.0	391.8	276.3	(1,304.5)	—

Total current liabilities	566.6	19.9	555.8	735.6	1,011.2	(1,308.2)	1,580.9
Long-term debt	511.8	45.0	856.0	—	(0.1)	—	1,412.7
Deferred tax liability	—	102.2	3.3	—	466.2	(103.7)	468.0
Other liabilities	6.4	82.4	2.8	747.3	609.1	—	1,448.0
Discontinued operations	—	—	—	—	18.7	—	18.7
Intercompany notes payable	—	—	2,943.3	4,722.7	3,681.3	(11,347.3)	—

Total liabilities	1,084.8	249.5	4,361.2	6,205.6	5,786.4	(12,759.2)	4,928.3
MCBC stockholders' equity	7,081.2	7,532.3	2,765.8	9,329.2	2,507.7	(22,136.6)	7,079.6
Intercompany notes receivable	(1.6)	(892.5)	(3,871.4)	(6,028.1)	(553.7)	11,347.3	—

Total stockholders' equity	7,079.6	6,639.8	(1,105.6)	3,301.1	1,954.0	(10,789.3)	7,079.6
Noncontrolling interests	—	—	—	—	13.2	—	13.2

Total equity	7,079.6	6,639.8	(1,105.6)	3,301.1	1,967.2	(10,789.3)	7,092.8

Total liabilities and equity	$8,164.4	$6,889.3	$3,255.6	$9,506.7	$7,753.6	$(23,548.5)	$12,021.1

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$131.0	$30.6	$21.3	$283.1	$71.9	$188.0	$725.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(4.5)	—	—	(24.8)	(48.4)	—	(77.7)
Proceeds from sales of properties and intangible assets, net	—	—	—	1.2	2.5	—	3.7
Acquisition of business					(19.8)		(19.8)
Change in restricted cash balance	—	—	—	—	(14.9)	—	(14.9)
Payment on discontinued operations	—	—	—	—	(96.0)	—	(96.0)
Investment in MillerCoors	—	(863.1)	—	—	—	—	(863.1)
Return of capital from MillerCoors	—	848.6	—	—	—	—	848.6
Investment in and advances to unconsolidated affiliates	—	—	—	—	(6.9)	—	(6.9)
Trade loan repayments from customers	—	0.2	—	—	12.3	—	12.5
Trade loans advanced to customers	—	—	—	—	(7.3)	—	(7.3)
Net intercompany investing activity	(44.2)	(26.1)	1,204.6	1,167.7	(2,233.6)	(68.4)	—

Net cash used in investing activities	(48.7)	(40.4)	1,204.6	1,144.1	(2,412.1)	(68.4)	(220.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	13.5	—	—	—	—	—	13.5
Excess tax benefits from share-based compensation	1.3	—	—	—	—	—	1.3
Dividends paid	(130.9)	—	—	—	(18.7)	—	(149.6)
Payments on long-term debt and capital lease obligations	—	—	(300.0)	—	—	—	(300.0)
Payments on settlements of debt-related derivatives			(42.0)				(42.0)
Change in overdraft balances and other	—	—	—	—	(8.1)	—	(8.1)
Net intercompany financing activity	66.6	9.8	(883.5)	(1,505.3)	2,432.0	(119.6)	—

Net cash used in financing activities	(49.5)	9.8	(1,225.5)	(1,505.3)	2,405.2	(119.6)	(484.9)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	32.8	—	0.4	(78.1)	65.0	—	20.1
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	7.4	1.8	—	9.2
Balance at beginning of year	392.8	—	0.1	175.0	166.3	—	734.2

Balance at end of period	$425.6	$—	$0.5	$104.3	$233.1	$—	$763.5

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

MOLSON COORS BREWING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009
(IN MILLIONS)
(UNAUDITED)

	Parent Guarantor and 2007 Issuer	2002 Issuer	2005 Issuers	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$159.3	$190.6	$(56.1)	$155.5	$55.2	$162.3	$666.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties and intangible assets	(8.0)	—	—	(22.2)	(41.5)	—	(71.7)
Proceeds from sales of properties and intangible assets, net	1.2	—	—	0.7	2.0	—	3.9
Acquisition of business	—	—	—	—	(19.6)	—	(19.6)
Investment in MillerCoors	—	(346.5)	—	—	—	—	(346.5)
Return of capital from MillerCoors	—	237.3	—	—	—	—	237.3
Deconsolidation of Brewers' Retail, Inc.	—	—	—	(26.1)	—	—	(26.1)
Investment in and advances to unconsolidated affiliates	—	—	—	—	(8.6)	—	(8.6)
Trade loan repayments from customers	—	—	—	—	17.5	—	17.5
Trade loans advanced to customers	—	—	—	—	(12.7)	—	(12.7)
Net intercompany investing activity	(27.4)	(83.4)	(24.6)	(32.2)	(196.3)	363.9	—

Net cash used in investing activities	(34.2)	(192.6)	(24.6)	(79.8)	(259.2)	363.9	(226.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of stock under equity compensation plans	25.5	—	—	—	—	—	25.5
Excess tax benefits from share-based compensation	18.2	—	—	—	—	—	18.2
Dividends paid	(109.4)	—	—	—	(16.4)	—	(125.8)
Payments on long-term debt and capital lease obligations	—	—	—	(0.1)	(0.2)	—	(0.3)
Change in overdraft balances and other	—	—	—	(0.3)	(8.9)	—	(9.2)
Net intercompany financing activity	142.1	1.5	80.7	76.3	225.6	(526.2)	—

Net cash provided by (used in) financing activities	76.4	1.5	80.7	75.9	200.1	(526.2)	(91.6)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	201.5	(0.5)	—	151.6	(3.9)	—	348.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	0.1	—	0.8	(0.7)	—	0.2
Balance at beginning of year	84.9	0.4	0.1	24.1	106.7	—	216.2

Balance at end of period	$286.4	$—	$0.1	$176.5	$102.1	$—	$565.1

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

        Unless otherwise noted in this report, any description of "we", "us" or "our" includes Molson Coors Brewing Company ("MCBC" or the "Company"), principally a holding company, and its operating subsidiaries: MillerCoors LLC ("MillerCoors") which is accounted for by us under the equity method of accounting, Molson Coors Brewing Company (UK) Limited ("MCBC-UK"), Molson Coors Canada ("MCC") and our other operating entities as further described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 26, 2009 ("Annual Report"), supplemented by our 8-K filed on September 28, 2010.

BUSINESS OVERVIEW

Financial Highlights

        Pretax and after-tax underlying income and free cash flow and underlying free cash flow should be viewed as supplements to—not substitutes for—our results of operations presented on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our management uses underlying income and free cash flow and underlying free cash flow as measures of operating performance to assist in comparing performance from period to period on a consistent basis; as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and in communications with the board of directors, stockholders, analysts and investors concerning our financial performance. We believe that underlying income, free cash flow and underlying free cash flow performance are used by and are useful to investors and other users of our financial statements in evaluating our operating performance because they provide an additional tool to evaluate our performance without regard to items such as special and non-core items, which can vary substantially from company to company depending upon accounting methods and book value of assets and capital structure. We also keep careful track of our gross, operating, and after-tax margins as a way of understanding the health and direction of our business.

        Unless otherwise indicated, (a) all $ amounts are in U.S. Dollars, (b) comparisons are to comparable prior periods, and (c) third quarter refers to the thirteen week periods ended September 25, 2010 and September 26, 2009, and the first three quarters refer to the thirty-nine week periods ended September 25, 2010 and September 26, 2009.

Third quarter 2010 highlights

        On the bottom line, income from continuing operations attributable to MCBC net of tax of $257.0 million, or $1.38 per diluted share, increased 5.2%. Underlying after-tax income of $239.1 million, or $1.28 per diluted share, increased 12.3%, due to higher net sales revenue, substantial cost reductions, higher equity income from MillerCoors, and favorable foreign exchange, offset by lower volume in the U.K. and U.S. and a higher effective tax rate this year. Net income attributable to MCBC of $256.1 million, or $1.37 per diluted share, increased 8.8%. In the quarter, we grew total-company gross margin, as well as operating and after-tax margins. These margins improved despite a decline in our worldwide beer volume of 4.0%, driven by lower volume in the U.S. and U.K.

        It is important to note that our third quarter underlying income excludes some non-core gains, losses and expenses, including a net mark-to-market gain of $42.3 million on our Foster's cash-settled total-return swap and net special charges of $3.1 million.

Regional highlights:

  •
  In our Canada segment, earnings before income taxes and underlying pretax income increased 19.1% to $161.6 million and 16.1% to $162.0 million, respectively, which includes the $8 million million benefit of a 6% year-over-year increase in the Canadian dollar ("CAD") versus the U.S. dollar. Earnings before income taxes in local currency and underlying pretax income in local currency increased 12.5% and 9.9%, respectively. Note that local currency results exclude the $0.3 million impact of foreign currency hedges in Other Income, as it is meaningful to consider those hedges only when viewing the Canada segment in U.S. dollars. Continued volume growth, positive net pricing, and cost of goods sold reductions in the quarter were partially offset by higher overhead expenses compared with the third quarter of 2009.

  •
  In our U.K. segment, earnings before income taxes and underlying pretax income increased 5.9% to $34.3 million and 12.6% to $36.7 million, respectively, including an approximate $2 million adverse impact of a 6% devaluation of the British Pound ("GBP") versus the U.S. dollar. Earnings before income taxes in local currency and underlying pretax income in local currency increased 12.5% and 19.6%, respectively. Strong pricing and cost reductions were partially offset by the impact of lower volumes. These results include a $7 million non-cash increase in defined benefit pension expense this year and a $3.6 million benefit as a result of cycling a 2009 mark-to-market charge on natural gas hedges.

  •
  In our U.S. segment, equity income in MillerCoors and underlying equity income in MillerCoors increased 33.7% to $135.3 million and 34.2% to $144.1 million, respectively, driven by favorable pricing and continued synergy and cost savings delivery, which were partially offset by lower volume.

        See "RESULTS OF OPERATIONS" below for further analysis of our reportable segment results.

        The following table provides a reconciliation of "underlying income" to its nearest U.S. GAAP measure.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	% change	September 25, 2010	September 26, 2009	% change
	(In millions, except percentages and per share data)
Volume in hectoliters	4.941	5.181	(4.6)%	13.812	14.082	(1.9)%
Net sales	$875.0	$853.7	2.5%	$2,419.3	$2,211.6	9.4%
Income attributable to MCBC from continuing operations, net of tax	$257.0	$244.3	5.2%	$556.8	$511.2	8.9%
Specials and other non-core items
Special items	3.1	4.3	(27.9)%	21.5	21.6	(0.5)%
42% of MillerCoors specials	8.8	6.2	41.9%	11.8	19.1	(38.2)%
MillerCoors accounting elections	—	—	N/M	—	(7.3)	N/M
Gain on sale of non-core real estate	—	—	N/M	(0.5)	—	N/M
Environmental litigation provisions	—	—	N/M	0.1	1.0	(90.0)%
Foster's total return swap	(42.3)	(59.3)	(28.7)%	(57.3)	(24.8)	N/M
Tax effect on specials and other non-core items	12.5	17.4	(28.2)%	10.9	(3.6)	N/M

Non-GAAP: Underlying income attributable to MCBC from continuing operations, net of tax	$239.1	$212.9	12.3%	$543.3	$517.2	5.0%
Income attributable to MCBC per diluted share from continuing operations	$1.38	$1.31	5.3%	$2.98	$2.75	8.4%
Non-GAAP: Underlying income attributable to MCBC per diluted share from continuing operations	$1.28	$1.14	12.3%	$2.90	$2.79	3.9%

N/M = Not meaningful

Consolidated Global Volumes including Proportionate Share of Equity Investment Volumes

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	% change	September 25, 2010	September 26, 2009	% change
	(In millions, except percentages)
Volume in hectoliters:
Reported financial volume	4.941	5.181	(4.6)%	13.812	14.082	(1.9)%
Royalty volume	0.103	0.076	35.5%	0.245	0.204	20.1%

Owned volume	5.044	5.257	(4.1)%	14.057	14.286	(1.6)%
Proportionate share of equity investment sales-to-retail(1)	8.197	8.542	(4.0)%	22.739	23.563	(3.5)%

Total worldwide beer volume	13.241	13.799	(4.0)%	36.796	37.849	(2.8)%

(1)
Reflects MCBC's proportionate share of equity method investment sales-to-retail for the periods presented, adjusted for comparable trading days.

        Worldwide beer volume is composed of our financial volume, royalty volume and proportionate share of equity method investment sales-to-retail. Financial volume represents owned beer brands sold to unrelated external customers within our geographical markets. Royalty beer volume consists of product produced and sold by third parties under various license and contract-brewing agreements. Equity investment sales-to-retail volume represents the company's ownership percentage share of volume in its subsidiaries accounted for under the equity method, including MillerCoors and Modelo Molson Imports, L.P.

Cost savings

MCBC cost savings initiatives

        We achieved approximately $24 million and $55 million of cost savings in the third quarter and first three quarters of 2010, respectively, toward our second Resources for Growth, or RFG2, program's three-year goal of $150 million.

MillerCoors integration and cost synergy initiatives

        In addition to our RFG2 savings, MillerCoors delivered $56 million of incremental cost synergies in the third quarter, $173 million for the first three quarters of 2010, and $445 million program-to-date toward the original $500 million three-year synergy commitment. MillerCoors also delivered $27 million, $44 million and $69 million of cost reductions in the third quarter, first three quarters of 2010, and program-to-date, respectively, against its new $200 million cost savings program to be delivered by the end of 2012.

Income taxes

        Our effective tax rate and underlying effective tax rate for the third quarter of 2010 was approximately 19% and 17%, respectively. We anticipate that our 2010 full year effective tax rate and 2010 full year underlying effective tax rate will be in the range of 14% to 18% and 15% to 17%, respectively, assuming no changes in tax laws.

For the Thirteen Weeks ended September 25, 2010
Effective tax rate	19%
Adjustments:
Foster's total return swap	(3)%
MillerCoors specials	1%

Non-GAAP: Underlying effective tax rate	17%

Discontinued operations

        Discontinued operations relate to the formerly-owned Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil. See Part I—Financial Statements, Item 1 Note 8, "DISCONTINUED OPERATIONS" and Note 15, "COMMITMENTS AND CONTINGENCIES" of the Notes to the Unaudited Condensed Consolidated Financial Statements for discussions of the nature of amounts recognized in the Discontinued Operations section of the condensed consolidated statements of operations, which consists primarily of amounts associated with indemnity obligations to the owners of Kaiser related to purchased tax credits and other tax, civil and labor issues.

        The loss from discontinued operations of $0.9 million and $9.0 million for the third quarters of 2010 and 2009, respectively, is associated with adjustments to the indemnity liabilities due to changes in estimates and foreign exchange rates between the Brazilian Real and the Canadian and US dollars.

RESULTS OF OPERATIONS

Canada Segment Results of Operations

        Our Canada segment consists primarily of the MCC beer business, including the production and sale of the Molson brands, Coors Light, and licensing agreements in Canada including Modelo Molson Imports, L.P. ("MMI"), a joint venture between MCC and Grupo Modelo, established to import, distribute, and market the Modelo beer brand portfolio, including Corona, across all Canadian provinces and territories. MMI is accounted for using the equity method. The Canada segment also includes our arrangements related to the distribution of beer in Ontario and in Western Canada by Brewers' Retail, Inc. ("BRI") and Brewers' Distributor Ltd. ("BDL"), respectively. Both BRI and BDL are accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	% change	September 25, 2010	September 26, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	2.538	2.477	2.5%	6.823	6.642	2.7%

Net sales	$539.8	$493.8	9.3%	$1,471.8	$1,289.5	14.1%
Cost of goods sold	(248.5)	(239.7)	3.7%	(734.0)	(658.2)	11.5%

Gross profit	291.3	254.1	14.6%	737.8	631.3	16.9%
Marketing, general and administrative expenses	(128.1)	(113.4)	13.0%	(369.4)	(300.7)	22.8%
Special items, net	(0.4)	(3.8)	(89.5)%	(16.9)	(12.8)	32.0%

Operating income	162.8	136.9	18.9%	351.5	317.8	10.6%
Other (expense) income, net	(1.2)	(1.2)	0.0%	(3.7)	4.3	N/M

Earnings before income taxes	$161.6	$135.7	19.1%	$347.8	$322.1	8.0%
Adjusting items:
Special items	0.4	3.8	(89.5)%	16.9	12.8	32.0%

Non-GAAP: Underlying pretax income	$162.0	$139.5	16.1%	$364.7	$334.9	8.9%

N/M = Not meaningful

Foreign currency impact on results

        During the third quarter of 2010, the CAD appreciated versus the U.S. dollar ("USD") resulting in an approximate $8 million increase to both USD earnings before income taxes and underlying pretax income on a quarter over quarter basis. During the comparable thirty-nine week periods for 2010 and 2009, the CAD also appreciated versus the USD, resulting in an approximate $22 million and $24 million increase to USD earnings before income taxes and underlying pretax income, respectively.

Volume and net sales

        Our Canada sales to retail, or STRs, for the calendar quarter ended September 30 increased 0.4% versus the prior year. Volume gains from the recently introduced brands, including Molson M and Keystone, were offset by declines in our established brands. Our newly introduced brands, along with the addition of Granville Island volume, helped us increase our market share nearly a full share point. Coors Light and the Molson Canadian brands declined at low-to-mid-single-digit rates in the quarter as we adjusted price and volume priorities for these brands.

        Total Canadian beer industry sales to retail decreased an estimated 1.8% in the calendar third quarter, primarily due to colder weather than a year ago—particularly in September, when the industry was down more than 6%.

        Our Canada sales volume was 2.5 million hectoliters in the third quarter, up 2.5%.

        Net sales per hectoliter in the third quarter increased 0.8% in local currency, driven by selective price increases taken during the year in all regions. Also, we have now cycled our less competitive pricing position in the previous year, that created unfavorable comparative results in prior quarters.

        For the nine months ended September 30, our Canada STRs increased 2.3%. In addition to volume gains from the recently introduced Molson M and Keystone brands, Coors Light and the Molson Canadian brands grew at low single digit rates, along with positive growth from Rickard's, and Creemore. This growth was partially offset by a decline in Molson Export, Molson Dry and our non-strategic brands. Previously mentioned brand initiatives, along with the addition of Granville Island volume, helped us to increase our market share by over one share point in the first three quarters.

        Total Canadian beer industry sales to retail decreased an estimated 0.4% in the first three quarters of 2010.

        Our Canada sales volume was 6.8 million hectoliters in the first three quarters of 2010, up 2.7%.

        Net sales per hectoliter in the first three quarters declined 0.9% in local currency driven in part by cycling our less competitive price position in the first two quarters of 2009, lower export sales to the U.S., along with mix shifts.

Cost of goods sold

        Cost of goods sold per hectoliter decreased 4.5% in local currency in the third quarter, with approximately 2.5 percentage points driven by cost savings and 3 percentage points due to an immaterial out-of-period adjustment to distribution and certain other costs. These reductions were partially offset by about 1 percentage point for higher input costs.

        Cost of goods sold per hectoliter decreased 3.5% in local currency in the first three quarters of 2010, driven by savings from our RFG2 program.

Marketing, general and administrative expenses

        Marketing general and administrative expense in the quarter increased 6.7% in local currency, driven primarily by increases in commercial spending and employee-related expenses, along with the addition of Granville Island overhead costs.

        Marketing general and administrative expense in the first three quarters of 2010 increased 9.2% in local currency, driven primarily by increases in commercial and innovation spending behind our brands, higher marketing and sales administrative expense, the addition of Granville Island overhead costs this year, and cycling prior year benefits that included 2 months of consolidating BRI.

Special items, net

        During the third quarter and first three quarters of 2010, the Canada segment recognized $0.4 million and $12.8 million of a capital asset write-off and associated costs, respectively, related to sales support software which had been under development. Additionally, during the first three quarters of 2010, the Canada segment recognized expense of $4.1 million related to special termination benefits related to the Ontario-Atlantic Hourly Defined Benefit pension plan and restructuring costs associated with employee terminations at the Edmonton and Montréal breweries. In the third quarter and first three quarters of 2009, the segment recognized expense of $3.8 million and $12.8 million, respectively, related to costs associated with the Montréal brewery employee pension curtailment and severance and the ongoing Edmonton brewery closure and restructuring expenses. See Part I—Financial Statements, Item 1 Note 6, "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Other (expense) income, net

        Other (expense) income was unchanged in the third quarter and decreased $8.0 million in the first three quarters due to foreign currency movements.

United States Segment Results of Operations

        The results and financial position of our U.S. segment operations represent our interest in MillerCoors, which is accounted for and reported under the equity method of accounting.

        The results of operations for MillerCoors for the quarter and nine months ended September 30, 2010, and September 30, 2009, are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010	September 30, 2009	% change	September 30, 2010	September 30, 2009	% change
	(In millions, except percentages)
Volumes in hectoliters	21.021	21.640	(2.9)%	61.166	63.000	(2.9)%

Sales	$2,350.2	$2,350.7	(0.0)%	$6,819.8	$6,855.8	(0.5)%
Excise taxes	(334.3)	(341.2)	(2.0)%	(968.9)	(993.7)	(2.5)%

Net sales	2,015.9	2,009.5	0.3%	5,850.9	5,862.1	(0.2)%
Cost of goods sold	(1,226.7)	(1,266.6)	(3.2)%	(3,590.1)	(3,618.8)	(0.8)%

Gross profit	789.2	742.9	6.2%	2,260.8	2,243.3	0.8%
Marketing, general and administrative expenses	(447.4)	(496.0)	(9.8)%	(1,302.6)	(1,438.4)	(9.4)%
Special items, net	(21.0)	(14.7)	42.9%	(28.1)	(45.5)	(38.2)%

Operating income	320.8	232.2	38.2%	930.1	759.4	22.5%
Other income, net	0.2	2.3	(91.3)%	3.5	1.6	N/M

Income from continuing operations before income taxes and noncontrolling interests	321.0	234.5	36.9%	933.6	761.0	22.7%
Income tax expense	(2.1)	(2.3)	(8.7)%	(5.9)	(6.9)	(14.5)%

Income from continuing operations	318.9	232.2	37.3%	927.7	754.1	23.0%
Less: Net income attributable to noncontrolling interests	(5.9)	(2.5)	N/M	(14.9)	(13.5)	10.4%

Net Income attributable to MillerCoors	$313.0	$229.7	36.3%	$912.8	$740.6	23.3%
Adjusting items:
Special items	21.0	14.7	42.9%	28.1	45.5	(38.2)%

Non-GAAP: Underlying net income attributable to MillerCoors	$334.0	$244.4	36.7%	$940.9	$786.1	19.7%

MCBC economic interest	42%	42%		42%	42%

MCBC proportionate share of MillerCoors net income	$140.3	$102.7	36.7%	$395.2	$330.2	19.7%
Amortization of basis difference	2.5	2.4	4.2%	4.4	9.3	(52.7)%
Share-based compensation adjustment	1.3	2.3	(43.5)%	2.1	4.7	(55.3)%

Non-GAAP: MCBC's underlying equity income in MillerCoors	$144.1	$107.4	34.2%	$401.7	$344.2	16.7%

N/M = Not meaningful

        For a reconciliation from Net income attributable to MillerCoors to MCBC's proportional share of net income attributable to MillerCoors reported under the equity method see Part I—Financial Statements, Item 1 Note 4, "INVESTMENTS" of the Notes to the unaudited condensed consolidated financial statements. MCBC's equity income in MillerCoors was $135.3 million and $389.9 million during the third quarter and first three quarters of 2010, respectively, versus $101.2 million and $332.4 million during the same periods in 2009. Our underlying equity income in MillerCoors was $144.1 million and $401.7 million during the third quarter and first three quarters of 2010, respectively, versus $107.4 million and $344.2 million during the same periods in 2009.

Volume and net sales

        MillerCoors domestic STRs for the third quarter and first three quarters decreased 4.0% and 3.4%, respectively, driven by an unfavorable selling environment affecting the entire industry. Domestic sales-to-wholesalers outperformed STRs for the third quarter and first three quarters decreased 2.7% and 3.2%, respectively, largely due to distributor inventory build ahead of this year's fall price increases.

        Total net revenue for the third quarter and first three quarters increased 0.3% to $2.0 billion and decreased 0.2% to $5.9 billion, respectively. Pricing remained strong, however, as domestic net revenue per hectoliter, which excludes contract brewing and company-owned distributor sales, increased 2.4% for the quarter and 2.5% for the first three quarters.

Cost of goods sold

        Cost of goods sold per hectoliter in the third quarter decreased 0.3%, primarily due to the realization of synergies from supply chain and procurement, partially offset by higher transportation and packaging costs and the addition of brands purchased earlier this year by our Denver distributorship. For the first three quarters, cost of goods sold per hectoliter increased 2.2% due primarily to higher freight rates and package mix, partially offset by the delivery of synergies and cost savings.

Marketing, general and administrative expenses

        For the third quarter and first three quarters of 2010, marketing, general and administrative expense decreased by 9.8% and 9.4%, respectively, primarily due to synergies and other cost savings.

Special Items

        During the third quarter of 2010 and first three quarters of 2010, MillerCoors incurred special charges totaling $21.0 million and $28.1 million, respectively, driven largely by pension and postretirement benefit curtailment expenses, and integration costs including severance costs resulting from the sales office reorganization.

United Kingdom Segment Results of Operations

        The U.K. segment consists of the production and sale of the owned brands principally in the U.K., results of our royalty arrangements in the Republic of Ireland, our consolidated joint venture arrangement to produce, import and distribute the Grolsch brands in the U.K. and the Republic of Ireland, our consolidated joint venture agreement to produce and distribute the Cobra beer brands in the U.K. and the Republic of Ireland, factored brand sales (beverage brands owned by other companies, but sold and delivered to retail by us), in the U.K. and our joint venture arrangement with DHL ("Tradeteam") for the distribution of products throughout the U.K. accounted for under the equity method.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	% change	September 25, 2010	September 26, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	2.234	2.552	(12.5)%	6.528	7.048	(7.4)%

Net sales	$313.4	$338.5	(7.4)%	$888.9	$867.6	2.5%
Cost of goods sold	(195.7)	(220.5)	(11.2)%	(567.8)	(561.9)	1.1%

Gross profit	117.7	118.0	(0.3)%	321.1	305.7	5.0%
Marketing, general and administrative expenses	(82.0)	(86.5)	(5.2)%	(253.5)	(236.4)	7.2%
Special items, net	(2.4)	(0.2)	N/M	(3.7)	(7.9)	(53.2)%

Operating income	33.3	31.3	6.4%	63.9	61.4	4.1%
Interest income(1)	1.6	2.2	(27.3)%	5.1	6.3	(19.0)%
Other expense, net	(0.6)	(1.1)	(45.5)%	(1.2)	(2.7)	(55.6)%

Earnings before income taxes	$34.3	$32.4	5.9%	$67.8	$65.0	4.3%
Adjusting items:
Special items	2.4	0.2	N/M	3.7	7.9	(53.2)%

Non-GAAP: Underlying pretax income	$36.7	$32.6	12.6%	$71.5	$72.9	(1.9)%

N/M
= not meaningful

(1)
Interest income is earned on trade loans to U.K. on-premise customers and is typically driven by note receivable balances outstanding from period-to-period.

Foreign currency impact on results

        During the third quarter of 2010, the GBP depreciated versus the USD resulting in an approximate $2 million decrease to both USD earnings before income taxes and USD underlying pretax income. During the comparable thirty-nine week periods for 2010 and 2009, the GBP also depreciated versus the USD, resulting in an approximate $4 million decrease to both USD earnings before income taxes and USD underlying pretax income.

Volume and net sales

        Our U.K. owned-brand volume declined 12.5% in the quarter, driven primarily by retailer destocking following the FIFA World Cup, which ended early in the Company's fiscal third quarter. As a result of this, total U.K. beer industry volume decreased approximately 10% in the third quarter.

        Our U.K. owned-brand volume declined 7.4% in the first three quarters. Total U.K. beer industry volume decreased approximately 4% in the first three quarters.

        Net sales per hectoliter of our owned brands increased 11% in local currency in the third quarter, with about 8% driven by higher pricing and 3% as a result of positive sales mix, predominantly due to the impact of channel and brand mix.

        Net sales per hectoliter of our owned brands increased about 12% in local currency in the first three quarters, with about 8% driven by higher pricing and 4% as a result of positive sales mix, predominantly due to the impact of channel and brand mix.

Cost of goods sold

        Cost of goods sold per hectoliter of our owned brands increased 2% in local currency in the third quarter, with approximately 3% driven by increased incremental pension expense, 2% increase due to sales mix and 4% increase attributable to fixed-cost deleverage from lower owned-brand volumes. These were partly offset by a 3% reduction relating to cycling a mark-to-market adjustment on natural gas hedges in 2009 and a 4% reduction from cost savings and input cost deflation.

        Cost of goods sold per hectoliter of our owned brands increased 10% in local currency in the first three quarters, with incremental pension expense representing 3% of this increase. The balance relates predominantly to mix (4%), driven by a higher mix of Off Trade sales and by the addition of Cobra, as well as fixed-cost deleverage (3%) related to lower owned-brand volumes.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses in the U.K. increased 1% in local currency in the third quarter, reflecting higher pension expenses this year, partially offset by lower marketing expense, which is expected to reverse in the fourth quarter.

        Marketing, general and administrative expenses in the U.K. increased 8% in local currency in the first three quarters, with 6% due to higher pension expense this year. The balance was mainly due to information systems investments and the cost of adding the Cobra sales force from the end of the second quarter 2009.

Special items, net

        The U.K. segment recognized employee termination costs during the third quarter and first three quarters of 2010 and 2009. These primarily related to supply chain restructuring activity resulting from on-going company-wide efforts to increase efficiency throughout the segment. See Part I—Financial Statements, Item 1 Note 6, "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

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

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2010	September 26, 2009	% change	September 25, 2010	September 26, 2009	% change
	(In millions, except percentages)
Volume in hectoliters	0.169	0.152	11.2%	0.461	0.392	17.6%

Net sales	$21.8	$21.4	1.9%	$58.6	$54.5	7.5%
Cost of goods sold	(13.2)	(12.4)	6.5%	(34.8)	(31.2)	11.5%

Gross profit	8.6	9.0	(4.4)%	23.8	23.3	2.1%
Marketing, general and administrative expenses	(38.8)	(40.8)	(4.9)%	(124.7)	(116.2)	7.3%
Special items, net	(0.3)	(0.3)	0.0%	(0.9)	(0.9)	0.0%

Operating loss	(30.5)	(32.1)	(5.0)%	(101.8)	(93.8)	8.5%
Interest expense, net	(25.5)	(24.7)	3.2%	(78.8)	(68.6)	14.9%
Other income, net	43.4	58.2	(25.4)%	59.3	27.5	N/M

(Loss) income before income taxes	$(12.6)	$1.4	N/M	$(121.3)	$(134.9)	(10.1)%
Adjusting items:
Special items	0.3	0.3	0.0%	0.9	0.9	0.0%
Sale of property	—	—	N/M	(0.5)	—	N/M
Environmental litigation provisions	—	—	N/M	0.1	1.0	(90.0)%
Foster's total return swap	(42.3)	(59.3)	(28.7)%	(57.3)	(24.8)	N/M

Non-GAAP: Underlying pretax loss	$(54.6)	$(57.6)	(5.2)%	$(178.1)	$(157.8)	12.9%

N/M = Not meaningful

Volume, net sales and cost of goods sold

        Volume, net sales and cost of goods sold primarily reflect our operations in Asia, continental Europe, Mexico and Latin America and represent our initiatives to grow and expand our business and brand portfolios in global development markets. The volume growth in the third quarter and first three quarters of 2010 was driven primarily by sales in China, Latin America and Europe.

Marketing, general and administrative expenses

        Marketing, general and administrative expenses for the third quarter were $38.8 million, including Corporate general and administrative expense of $24.5 million, a decrease of $3.6 million, driven by lower project and employee compensation expense this year. Marketing, general and administrative expense for MCI was $14.3 million in the quarter, an increase of $1.6 million versus a year ago due to brand investments and growth initiatives in our priority International markets.

        Marketing, general and administrative expenses for the first three quarters were $124.7 million, including Corporate general and administrative expense of $85.8 million, an increase of $8.5 million from a year ago driven by costs to implement the RFG2 initiatives. Marketing, general and administrative expense for MCI was $38.9 million in the first three quarters, an increase of $2.5 million versus a year ago due to investments in our priority International markets.

Special items, net

        Special items for the third quarters of 2010 and 2009 resulted in charges of $0.3 million. Special items for the first three quarters of 2010 and 2009 were charges of $0.9 million. Special items for the third quarter and first three quarters of 2010 relate to costs associated with strategic initiatives. See Part I—Financial Statements, Item 1 Note 6, "UNUSUAL OR INFREQUENT ITEMS" of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest expense, net

        Corporate net interest expense was $25.5 million during the third quarter of 2010, compared to $24.7 million in the same period of 2009, an increase of $0.8 million. For the first three quarters of 2010 and 2009, corporate net interest expense was $78.8 million and $68.6 million, respectively, a year-over-year increase of $10.2 million. These increases were driven primarily by the strengthening of the CAD versus the USD.

Other income, net

        Corporate other income was $43.4 million and $59.2 million for the third quarter and the first three quarters, respectively. As a result of an increase in the Foster's stock price, the value of our total return swaps and related derivatives increased by $42.3 million, resulting in an unrealized gain during the quarter. During the first three quarters of this year, the total unrealized gain was $57.3 million. We initially transacted these swaps in the third quarter of 2008 with a total notional amount of Australian dollars ("AUD") $496.5 million, which equates to approximately 90.1 million shares of Foster's stock at a weighted average of AUD $5.51 per share.

        During the third quarter, we accelerated the maturity dates of our total return swaps related to Foster's. Additionally, we settled swaps reflecting an economic exposure to 16 million shares, realizing a gain of USD $11.5 million. We received this amount from our counterparty early in the fourth quarter. This settlement reduced the notional amount of the total return swaps to AUD $408.6 million as of the end of the third quarter. Furthermore, we entered into option contracts that effectively fixed a range of settlement values for the remaining, unsettled swaps. These option contracts were a combination of put and call options that had an unrealized loss of $0.8 million as of quarter end. Because the forecasted swap and option settlements are AUD-based, after quarter end we also executed foreign exchange AUD forward currency contracts to hedge our foreign currency risk associated with the forecasted AUD cash inflows from the settlements of the total return swaps and option contracts.

        As of November 1, 2010, we had settled approximately 46% of our remaining swaps and anticipate settling the remaining portion by the end of January 2011.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of liquidity include cash provided by operating activities, access to external borrowings and asset monetizations. We believe that cash flows from operations, including distributions from MillerCoors, and cash provided by short-term and long-term borrowings, when necessary, will be more than adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures

Net Working Capital

        As of September 25, 2010, and September 26, 2009, we had net working capital of $641.4 million and $410.0 million, respectively, excluding short-term borrowings and current portion of long-term debt. We have historically operated at minimal positive working capital levels or working capital deficits given the relatively quick turnover of our receivables and inventory, the levels of which fluctuate with the seasonality in our business. However, our current working capital level is bolstered by a high level of cash generated from top line growth as well as various cost saving initiatives. Our working capital is also sensitive to foreign exchange rates, as substantially all current assets and the great majority of current liabilities are denominated in either CAD or GBP, while financial position is reported in USD. Below is a table outlining our current and historical net working capital levels (in millions):

	As of
	September 25, 2010	December 26, 2009	September 26, 2009
Current assets	1,857.8	1,762.8	1,507.8
Less: Current liabilities	(1,216.4)	(1,580.9)	(1,397.9)
Add: Current portion of long-term debt and short-term borrowings	—	300.3	300.1

Net working capital	641.4	482.2	410.0

Cash Flows

Underlying Free Cash Flow

        For the first three quarters of 2010, we generated $671.1 million of underlying free cash flow. This represents a substantial improvement from underlying free cash flow of $534.4 million a year ago, driven by higher net income and lower net investment of cash in MillerCoors this year. With regard to our use of underlying free cash flow, in addition to the payment of the majority of our Kaiser indemnities and settlement of debt-related derivatives, we announced our third consecutive annual dividend increase in the second quarter—a 16.7% increase to an annual equivalent dividend rate of $1.12 per share.

        The following table provides a reconciliation of Underlying Free Cash Flow to nearest U.S. GAAP measure (Net Cash Provided by Operating Activities).

		For the Thirty-Nine Weeks Ended
		September 25, 2010	September 26, 2009
		(In millions)
U.S. GAAP:	Net Cash Provided by Operating Activities	$725.9	$666.8
Less:	Additions to properties(1)	(77.7)	(71.7)
Less:	Investment in MillerCoors(1)	(863.1)	(346.5)
Add:	Return of capital from MillerCoors(1)	848.6	237.3
Add:	Proceeds from sale of assets and businesses(1)	3.7	3.9
Less:	Reduction of MillerCoors derivatives collateral requirements(2)	(6.1)	(35.2)
Add:	MillerCoors capital expenditures to attain synergies(2)	4.4	54.7
Add:	MillerCoors special cash expenses to attain synergies(2)	9.6	25.1
Add:	MillerCoors purchase of Western Beverage(2)	25.8	—

Non-GAAP:	Underlying Free Cash Flow (adjusted for special cash sources/uses at MillerCoors)	$671.1	$534.4

(1)
Included in net cash used in investing activities.

(2)
Amounts represent MCBC's proportionate 42% share of the cash flow impacts, as determined by management. These items adjust operating cash flow to arrive at a more useful comparison to our revised underlying free cash flow goal for full year 2010 of $900 million, plus or minus 5%.

        Our business usually generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by other risk factors described in Part II, "ITEM 1A. RISK FACTORS" presented herein.

Cash Flows from Operating activities

        Net cash provided by operating activities of $725.9 million for the thirty-nine weeks ended September 25, 2010, increased by $59.1 million.

  •
  Net income in the first three quarters of 2010 exceeded net income during the same period in 2009 by $100.3 million.

  •
  Distributions from MillerCoors increased by $38.4 million during the first three quarters of 2010. See below under the heading of "MillerCoors Distributions" for further discussion.

  •
  Increases in working capital and other assets reduced operating cash flow by $20.6 million during the first three quarters of 2010 as compared to the first three quarters of 2009. These decreases were primarily attributable to higher cash paid for incentive compensation and interest, offset by lower cash paid for pensions and restructuring.

Cash Flows from Investing activities

        Net cash used in investing activities of $220.9 million for the thirty-nine weeks ended September 25, 2010, was lower by $5.6 million.

  •
  Our settlement of a portion of our Kaiser indemnities resulted in an increased cash use of $96 million.

  •
  First three quarters 2010 investing cash flows reflect net contributions to MillerCoors of $14.5 million compared to net contributions in the first three quarters of 2009 of $109.2 million, an improvement of $94.7 million. See the heading "MillerCoors Distributions" below for further discussion.

  •
  Deconsolidation of BRI in the first quarter of 2009 decreased investing cash flows in that quarter by $26.1 million with no comparable impact to first three quarters 2010 investing cash flows.

  •
  First three quarters 2010 investing cash flows were reduced by $34.7 million related to our acquisition of a 51% controlling interest in a newly formed venture in China, while first three quarters 2009 cash flows were reduced by $19.6 million paid to acquire a controlling interest in the Cobra joint venture.

Cash Flows from Financing activities

        Net cash used in financing activities of $484.9 million for the thirty-nine weeks ended September 25, 2010, was higher by $393.3 million.

  •
  The repayment of our $300 million 4.85% notes that were due in September 2010, resulted in an increase of cash used of $299.7 million and settlement of debt-related derivatives for $42.0 million.

  •
  The tax effect of share-based compensation was lower by $16.9 million in the first three quarters of 2010.

  •
  Dividends paid in the first three quarters of 2010 were $22.9 million higher than in 2009 due to a 16.7% dividend increase per common and exchangeable share, effective in the second quarter of 2010.

MillerCoors Distributions

        MillerCoors routinely makes cash distributions to its owners based on earnings. For purposes of MCBC's statement of cash flows, we compare cumulative cash distributions received to our cumulative equity method income recorded in accordance with U.S. GAAP. To the extent that distributions received are less than or equal to our cumulative U.S. GAAP equity method income, they are considered returns on capital and are reported as cash inflows from operating activities. To the extent that distributions received exceed our cumulative U.S. GAAP equity method income, they are considered to be returns of capital, and are reported as cash inflows from investing activities. Distributions received during the thirty-nine weeks ended September 25, 2010, were $1,238.5 million, of which $389.9 million were reported in operating activities and $848.6 million were reported in investing activities.

        We make regular contributions to MillerCoors to fund capital expenditures and working capital needs. Such contributions to MillerCoors will be reported by us as cash outflows from investing activities. Contributions to MillerCoors during the thirty-nine weeks ended September 25, 2010, were $863.1 million, all of which were reported in investing activities.

        Net cash flow received by MillerCoors from MCBC during the thirty-nine weeks ended September 25, 2010, was $375.4 million, $389.9 million of which was reflected as distributions in cash flows from operating activities, offset by $14.5 million of net investments into MillerCoors reflected in cash flows used in investing activities, as discussed above.

        We anticipate that MillerCoors will spend approximately $65 million in 2010 related to restructuring and integration costs, and capital spending, to capture synergies. Also, MillerCoors' contributions to its defined benefit pension plans are expected to be between $100 million and $120 million in 2010. MillerCoors contributions to its defined benefit pension plans during the first three quarters of 2010 were $116.8 million.

Foreign Exchange

        Foreign exchange risk is inherent in our operations primarily due to the significant operating results that are denominated in currencies other than USD, predominantly CAD and GBP. Our approach is to reduce the volatility of cash flows and reported earnings which result from currency fluctuations rather than business related factors. Therefore, we closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Annual Report for additional information on our financial risk management strategies.

Capital Resources

Cash and Cash Equivalents

        As of September 25, 2010, we had total cash and cash equivalents of $763.5 million, compared to $565.1 million at September 26, 2009, and $734.2 million at December 26, 2009. Our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low risk investments and to which there are little to no restrictions on our ability to access the underlying cash to fund our operations as necessary. Long-term debt was $1,447.2 million, $1,412.7 million and $1,376.6 million at September 25, 2010, December 26, 2009, and September 26, 2009, respectively.

Borrowings

        The majority of our debt outstanding as of September 25, 2010, consists of publicly traded notes, with maturities ranging from 2012 to 2015. During the current quarter, we repaid our $300 million 4.85% notes that were due in September 2010 and settled all related derivatives, including our cross currency swap which effectively swapped our USD borrowing to CAD $355 million, as well as our forward starting interest rate swap. Further, subsequent to quarter end, our wholly owned subsidiary, Molson Coors International LP, completed a 7-year CAD $500 million 3.95% fixed rate Series A Notes private placement in Canada. The Series A Notes will mature on October 6, 2017. The notes are guaranteed by Molson Coors Brewing Company and certain United States and Canadian subsidiaries of the Company and rank equally with the Company's other outstanding notes and credit facility.

        We expect to take a balanced approach to our use of cash in 2010 and beyond, which could include pension plan funding, preserving cash flexibility for potential strategic investments, and other general corporate uses and maintaining liquidity. Any purchases of MCBC stock on the open market would require a board-approved plan, which does not currently exist.

        Credit markets in the United States and across the globe have improved significantly since the financial crisis of late 2008 and the market is strong for corporate borrowing. Based on communications with the lenders that are party to our $750 million committed credit facility, we are confident in our ability to draw on such credit facility if the need arose. We currently have no borrowings outstanding on this facility. This back up line of credit term expires on August 31, 2011. We anticipate that a new credit facility of a similar size will be established prior to the expiration of our current facility. In addition, we have uncommitted lines of credit with several banks should certain business units need additional liquidity.

Credit Rating

        Our long-term credit issuer ratings are Baa2 (positive outlook) from Moody's, BBBHigh (stable outlook) from DBRS (Canadian rating agency), and BBB- (stable outlook) from Standard and Poor's. Our BBB- rating from Standard & Poors is one notch above "below investment grade." Any future downgrade to "below investment grade" would increase borrowing costs under our revolving line of credit (under which there were no borrowings as of September 25, 2010, or December 26, 2009).

Capital Expenditures

        We expect capital expenditures for 2010 of approximately $150 million, excluding capital spending by MillerCoors.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 25, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) (ii) of Regulation S-K).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Cash Obligations as of September 25, 2010

        We have contractual cash obligations as of September 25, 2010, pertaining to debt, interest payments, derivative payments, retirement plans, operating leases, and other obligations totaling $6.2 billion, which have not materially changed since December 26, 2009, except as detailed below. Not included in these obligations are $67.9 million of unrecognized tax benefits and $19.4 million of indemnities provided to FEMSA for which we are unable to make estimates for timing of the related cash payments.

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Other long-term obligations	$1,970.4	$664.9	$420.9	$358.4	$526.2

        During the third quarter of 2010, employer contributions paid to the defined benefit plans for Canada and the U.K. were $7.5 million and $0.8 million, respectively. For the first three quarters of 2010, the amounts were $26.9 million for Canada and $2.4 million for the U.K. There were no contributions to the U.S. plan in the first three quarters. Expected total fiscal year 2010 employer contributions to Canada, U.S. and U.K. defined benefit plans are approximately $48.3 million. Our U.K. pension plan is currently undergoing a June 30, 2010 statutory valuation for funding purposes required every three years. The 2010 statutory valuation could result in a revised long-term funding commitment plan, potentially including additional funding in 2010. Furthermore, we are considering various alternatives related to pension funding in both the UK and Canada, which could reduce these long-term liabilities in the near term. These considerations could result in additional discretionary pension contributions in the fourth quarter 2010.

        We have guaranteed our respective share of the indebtedness of BRI related to its CAD $200 million debt due June 30, 2011. As a result of our commitment to proportionately fund BRI's debt obligation, if the debt is not refinanced in 2011 we will be obligated to fund the necessary cash requirements to BRI to enable BRI to repay its debts. This would be based on our respective share, which at September 25, 2010 was approximately 50%, and would require a significant cash outflow in

2011. Other liabilities in the accompanying Condensed Consolidated Balance Sheets include $92.7 million related to such guarantee.

Other commercial commitments as of September 25, 2010

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$16.8	$16.8	$—	$—	$—

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

Contingencies, Environmental and Litigation Reserves

        Historically, the valuation of a majority of our recorded liabilities for Kaiser indemnity obligations were determined using multiple probability-weighted scenarios. During 2009, FEMSA elected to participate in a Brazilian tax amnesty program. That program substantially reduced penalties, interest, and attorney's fees owed by FEMSA to the government. We consented to FEMSA's participation in the amnesty. As a result, a larger portion of our estimated liabilities associated with purchased tax credit cases were considered probable losses under the indemnities, and were reclassified as current liabilities in 2009 to reflect our estimates of the timing of potential resolution. During the first quarter of 2010, we reached a settlement agreement related to this portion of our indemnity. Our indemnity continues to cover other remaining purchased tax credits and also covers fees and expenses that Kaiser incurs to manage the cases through the administrative and judicial systems. Any costs associated with these items would be recognized in Discontinued Operations.

        For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.

        See Part I—Financial Statements, Item 1 Note 15, "COMMITMENTS AND CONTINGENCIES" of the Notes to the unaudited condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        None. See Part I—Financial Statements, Item 1 Note 2, "NEW ACCOUNTING PRONOUNCEMENTS" of the Notes to the unaudited condensed consolidated financial statements for a description of new accounting pronouncements that we have adopted.

OUTLOOK FOR 2010

        During the balance of 2010, we will continue to focus on brand building, innovation, and reducing costs across our company.

Canada

        In Canada, we are encouraged by our volume and share results, with our share continuing to increase versus the prior year. These results have been driven by our brand-led focus, including the product innovations we initiated toward the end of 2009 and early this year, namely Molson M, Keystone and Keystone Light, Molson Canadian 67 and the Rickard's Dark line extension. Additionally this fall, we relaunched the Molson Export brand with new positioning, advertising and packaging in Quebec. Regarding Canada pricing, we have implemented selective price increases this year in all regions. We have also closed some price gaps on specific brands and packages in Ontario and the West so far this year, and we will continue to evaluate price gaps in the fourth quarter to ensure that we are competitive in these markets.

        In Canada, while we still expect our full-year 2010 cost of goods sold per hectoliter to decrease at a low-single-digit rate in local currency. Nonetheless, we do not expect our cost of goods sold trend to be as favorable in the fourth quarter as it was in the first three quarters of this year.

U.S.

        Looking ahead in the U.S., we are committed to driving efficiency and strong pricing, but we are also committed to driving growth through an ever sharper focus on the things that really move the business, and investing behind those drivers. We have created five regions, a move that shifts more people resources to the local markets, where we need to focus to win. We created Tenth and Blake earlier this year. This company within a company has the capability and the focus to really drive our craft and import portfolio. And the numbers show we're well on our way to doing that. We are also focusing on innovation to drive our premium lights. We have seen the vortex bottle improve trends for Miller Lite, helping to drive a 6 percent improvement in trend for Miller Lite bottles, and the Cold Activated Window pack helped Coors Light continue to grow market share. Early returns show that the Aluminum Pint is also a hit.

        As we look to 2011 in the U.S., we are going to focus on fewer, bigger, better ideas that will really drive the business in areas like single serve, cross-merchandising, Blue Moon seasonals, Hispanic soccer programs, continued innovation in premium lights, and distribution.

        We continue to expect U.S. cost of goods sold per hectoliter to be up at a low-single-digit rate for full year 2010 and approximately flat for the fourth quarter.

United Kingdom

        In the U.K., the team continues to make substantial progress in improving profitability through our value-ahead-of-volume strategy, and nearly all major on-premise customer contracts are in place with annual price increases included. Looking forward, we anticipate lower U.K. net sales per hectoliter growth in the fourth quarter than in the past several quarters, primarily due to cycling the implementation of most of our new trading arrangements, along with less positive channel and brand mix. We also expect significantly higher U.K. marketing and promotional expense in the fourth quarter due in part to quarterly timing differences.

        In the U.K., we expect cost of goods sold per hectoliter of our owned brands to increase at a mid-single-digit rate in the fourth quarter in local currency. Drivers include the step-up in defined-benefit pension expense this year, cycling a mark-to-market credit on natural gas hedges in 2009, and a shift in our sales mix toward the higher-cost off-premise channel, partly offset by cost savings and input cost deflation.

MCI and Corporate

        We continue to expect full-year 2010 MCI and corporate marketing general and administrative expense of approximately $180 million, plus or minus 5%.

Interest

        Assuming consistent foreign exchange rates with the end of the third quarter in 2010, we anticipate the full year of 2010 corporate net interest expense to be approximately $105 million, excluding U.K. trade loan interest income.

Income taxes

        Our tax rate is volatile and may move up or down with changes in, among other things, the amount and source of income or loss, our ability to utilize foreign tax credits, changes in tax laws, and the movement of liabilities established for uncertain tax positions as statutes of limitations expire or positions are otherwise effectively settled. During the next 12 months, the Company expects to recognize approximately $3 to $7 million of income tax expense related to uncertain tax positions. We anticipate that our 2010 full year effective tax rate and 2010 full year underlying effective tax rate will be in the range of 14% to 18% and 15% to 17%, respectively. This indicates a much higher tax rate in the fourth quarter this year than last year's unusually low rate, which benefited from the favorable resolution of unrecognized tax positions. Our fourth quarter 2009 tax rate was negative 65% on a reported basis and negative 54% on an underlying basis. In addition, any changes to current tax laws in the U.S., U.K. or Canada, may impact our effective tax rate.

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

        For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Financial Statements, Item 1 Note 13, "DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," to the unaudited condensed consolidated financial statements. On a rolling twelve-month basis, maturities of derivative financial instruments held on September 25, 2010, are as follows:

Total (Outflow) Inflow	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$(355.1)	$32.0	$(387.1)	$—	$—

Sensitivity Analysis

        Our market sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, commodity swaps, interest rate swaps, cross currency swaps, option contracts and total return swaps. We monitor foreign exchange risk, interest rate risk, commodity risk, equity price risk and related derivatives using sensitivity analysis.

        The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in the applicable market equity prices, interest rates, foreign exchange rates, and commodity prices of our derivative and debt portfolio:

	As of
Estimated fair value volatility	September 25, 2010	December 26, 2009
	(In millions)
Foreign currency risk:
Forwards	$(16.2)	$(4.2)
Interest rate risk:
Forward starting interest rate swaps	$—	$(4.6)
Debt	$(48.8)	$(120.4)
Commodity price risk:
Swaps	$(0.6)	$(0.7)
Cross currency risk:
Swaps	$(4.9)	$(1.3)
Equity price risk:
Cash settled total return swap	$(44.9)	$(48.3)
Option contracts	$(42.2)	$—

        The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such item is defined under Rule 13a-15(f) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 25, 2010 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter and three quarters ended September 25, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising from the normal course of business as described in Part I—Financial Statements, Item 1 Note 15, "COMMITMENTS AND CONTINGENCIES—Litigation and Other Disputes" of the Notes to the unaudited condensed consolidated financial statements, which if decided adversely to or settled by MCBC, may, individually or in the aggregate, be material to our financial condition or results of operations. We may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if we believe such settlement is in the best interests of our shareholders.

        In 1999, Molson entered into an agreement for the distribution of Molson products in Brazil. In 2000, before commencing the distribution business, Molson terminated the distribution agreement and paid the distributor $150,000 in settlement. The distributor then sued Molson to set aside the settlement and to seek additional compensation. The Appellate Court of the State of Rio de Janeiro ("Appellate Court") set aside the settlement agreement and determined that Molson was liable to the distributor, with the amount of damages to be determined through subsequent proceedings. An appeal of the liability decision is currently pending before the Brazilian Superior Court of Justice, which granted certiorari during the fourth quarter of fiscal year 2009 and agreed to hear the merits of Molson's appeal. With respect to damages, the case was remanded to a Rio de Janeiro trial court to determine the amount of damages. The trial court retained an expert who provided a report adopting the position of the distributor and recommended damages based on a business plan devised at the outset of the arrangement that was never implemented. Molson challenged the irregularity of the expert process, the impartiality of the expert, as well as the report's specific recommendation. The trial court denied Molson's challenges. Molson filed an appeal before the Appellate Court regarding these procedural irregularities, which was denied during the fourth quarter of fiscal year 2009. Following the trial court's procedural ruling during the third quarter of 2009, that court handed down a decision in the distributor's favor granting the full amount of the lost anticipated profits alleged by the distributor, approximately $42 million, plus attorney's fees and interest. Molson appealed the judgment to the Appellate Court. During the fourth quarter of 2009, the Appellate Court directed the court-retained expert to explain the basis for his damages calculation. During the first quarter of 2010, the Appellate Court granted Molson's appeal and vacated the $42 million judgment. The Appellate Court remanded the proceeding to the trial court and ordered that court to select a different expert. The Appellate Court furthermore directed the trial court to use specific criteria in setting damages, the effect of which should be to substantially reduce the award. Molson sought clarification as to the precise criteria to be used. In late April 2010, the Appellate Court denied Molson's motion for clarification, but limited the accrual of interest in this matter. In mid October 2010, the Appellate Court denied the distributor's motion to set aside the vacation of the $42 million judgment. We will continue to defend this case vigorously, and believe that a material adverse result is not probable.

        In March 2009, BRI, which operates The Beer Store retail outlets in the province of Ontario, Canada, received notice that a legal action would be commenced in the Ontario Superior Court of Justice against it, the Ontario government and the Liquor Control Board of Ontario. BRI is owned by MCBC and two other brewers, and is accounted for by MCBC under the equity method. This action alleges the defendants, including BRI, failed to warn the plaintiffs of the dangers of consuming alcohol during pregnancy. The notice alleges damages in excess of CAD $750 million. To our knowledge, no lawsuit has been formally commenced. The same plaintiffs commenced a lawsuit asserting similar claims against the Canadian federal government in the Federal Court of Canada in March 2009. They voluntarily withdrew the lawsuit after the federal government filed a motion to dismiss it for failure to state a claim. If a legal action is commenced against BRI as notified, we are advised that BRI will defend the claims vigorously.

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

("Waste Management"). In the fourth quarter of 2008, we were informed that the State of Colorado may bring an action to recover natural resources damages. Although no formal action has been brought, the State of Colorado informally asserted damages of approximately $10 million. However, the Company is potentially liable for only a portion of those damages. The State and the top responsible parties have reached a settlement regarding this matter and the settlement has been approved by the court. We believe that our reserve in this matter is appropriate.

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

        In addition to the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 26, 2009, we have identified the following additional risk factor:

        A failure to successfully implement SAP, as our integrated accounting/ financial reporting and logistics management systems (including those within our TradeTeam partner) in our UK segment in early 2011 could adversely affect our ability to effectively manage our customer order and production planning processes as well as to report results in a timely and accurate manner. In early 2011, we plan to implement SAP and new related processes for all our general ledger accounting and transaction activities, as well our logistics, production planning processes. Some companies have experienced startup difficulties with similar projects. If our contingency plans fail, we face certain risks when the system is implemented, including the ability to operate cost-effectively, deliver on customer orders, collect cash from sales and report the results of operations. Additionally, we may not achieve the benefits we expect from these re-engineered processes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

        The following are filed as a part of this Report on Form 10-Q:

(a)   Exhibits

Exhibit Number	Document Description
10.1	Letter of Agreement dated July 15, 2010 among Molson Coors Brewing Company, Bank of Montreal and Wells Fargo Bank, supplementing Credit Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc. and Coors Brewers Limited; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.
10.2
Supplement No. 7, dated as of September 30, 2010, to the Subsidiary Guarantee Agreement dated March 2, 2005, among Molson Coors Brewing Company, Coors Brewing Company, Molson Canada 2005, Molson Inc., Molson Coors Canada Inc., Coors Brewers Limited and Molson Coors International General, ULC; the Lenders party thereto; Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender; and Bank of Montréal, as Canadian Administrative Agent, Issuing Bank and Swingline Lender.
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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended September 25, 2010 and September 26, 2009, (ii) the Condensed Consolidated Balance Sheet at September 25, 2010 and December 26, 2009, and (iii) the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended September 25, 2010 and September 26, 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BREWING COMPANY
By:	/s/ WILLIAM G. WATERS William G. Waters Vice President and Controller (Chief Accounting Officer)
November 3, 2010